Form 10-K405
period 1997-12-31
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 1998-03-30
CIK 1031296, 20947, 73960, 77278, 352049

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                         FORM 10-K
(Mark One)
            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1997
                                          OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from to          to
                                          --------   --------

Commission  Registrant; State of Incorporation; I.R.S. Employer
File Number   Address; and Telephone Number    Identification No.
-----------   -----------------------------    ------------------

333-21011         FIRSTENERGY CORP.              34-1843785
                  (An Ohio Corporation)
                  76 South Main Street
                  Akron, Ohio  44308
                  Telephone (800)736-3402


1-2578            OHIO EDISON COMPANY           34-0437786
                  (An Ohio Corporation)
                  76 South Main Street
                  Akron, OH  44308
                  Telephone (800)736-3402


1-2323            THE CLEVELAND ELECTRIC
                    ILLUMINATING COMPANY        34-0150020
                  (An Ohio Corporation)
                  c/o FirstEnergy Corp.
                  76 South Main Street
                  Akron, OH  44308
                  Telephone (800)736-3402


1-3583            THE TOLEDO EDISON COMPANY     34-4375005
                  (An Ohio Corporation)
                  c/o FirstEnergy Corp.
                  76 South Main Street
                  Akron, OH  44308
                  Telephone (800)736-3402

1-3491            PENNSYLVANIA POWER COMPANY    25-0718810
                  (A Pennsylvania Corporation)
                  1 East Washington Street
                  P. O. Box 891
                  New Castle, Pennsylvania  16103
                  Telephone (412)652-5531


    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              None


        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   Yes   X    No

        State the aggregate market value of the voting stock held by non-affiliates of the registrant: $6,831,426,606 as of March
6, 1998. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                             OUTSTANDING
         CLASS                              AT MARCH 26, 1998
         -----                              -----------------

  FirstEnergy Corp., $.10 par value           230,207,141
  Ohio Edison Company, $9 par value                   100
  The Cleveland Electric Illuminating
    Company, no par value                      79,590,689
  The Toledo Edison Company, $5 par value      39,133,887
  Pennsylvania Power Company, $30 par value     6,290,000

FirstEnergy Corp. is the sole holder of Ohio Edison Company, The
Cleveland Electric Illuminating Company and The Toledo Edison
Company common stock; Ohio Edison Company is the sole holder of Pennsylvania Power Company common stock.


Documents incorporated by reference (to the extent indicated herein):

                                    PART OF FORM 10-K INTO WHICH
           DOCUMENT                  DOCUMENT IS INCORPORATED
           --------                 ----------------------------
FirstEnergy Corp. Annual Report
  to Stockholders for
  the fiscal year ended
  December 31, 1997 (Pages 16-38)             Part II


Proxy Statement for 1998 Annual
  Meeting of Stockholders
  to be held April 30, 1998                  Part III


  SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                           Name of Each Exchange
  Registrant         Title of Each Class     on Which Registered
  ----------        ---------------------  ---------------------
FirstEnergy Corp.   Common Stock,
                     $.10 par value          New York Stock
                                               Exchange

Ohio Edison Company Cumulative Preferred
                      Stock, $100 par value
                        3.90% Series         All series
                        4.40% Series           registered on New
                        4.44% Series           York Stock
                        4.56% Series           Exchange and
                                               Chicago Stock
                                               Exchange

                    Cumulative Preferred
                      Stock, $25 par value
                        7.75% Series         Registered on New
                                               York
                                             Stock Exchange and
                                             Chicago Stock
                                               Exchange

The Cleveland
Electric             Cumulative Serial
Illuminating          Preferred Stock,
Company               without par value:
                       $7.40 Series A        All series
                       $7.56 Series B          registered on New
                       Adjustable Rate,        York Stock
                          Series L              Exchange

                    Depositary Shares:
                      1993 Series A,
                       each share            New York Stock
                      representing 1/20 of     Exchange
                      a share of Serial
                      Preferred Stock,
                      $42.40 Series T
                      (without par value)

                     First Mortgage Bonds:
                      8-3/4% Series due 2005  New York Stock
                                                Exchange
                      8-3/8% Series due 2011  New York Stock
                                                Exchange
                      8-3/8% Series due 2012  New York Stock
                                                Exchange

The Toledo Edison    Cumulative Preferred
Company                Stock, par value
                       $100 per share:        All series
                       4-1/4% Series            registered on
                       8.32% Series           American Stock
                       7.76% Series             Exchange
                       10% Series

                     Cumulative Preferred
                       Stock, par value
                       $25 per share:
                       8.84% Series           All series
                       $2.365 Series            registered on
                       Adjustable Rate,         New York Stock
                         Series A               Exchange
                       Adjustable Rate,
                         Series B

                     First Mortgage Bonds:
                       7-1/2% Series          All series
                         due 2002               registered on
                       8% Series                New York Stock
                         due 2003               Exchange

Pennsylvania Power   Cumulative Preferred
Company                Stock, $100 par value:
                         4.24% Series         All series
                         4.25% Series           registered on
                         4.64% Series           Philadelphia
                         7.64% Series           Stock Exchange,
                         8.00% Series           Inc.


        This combined Form 10-K is separately filed by FirstEnergy Corp., Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company and The Toledo Edison Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to any of the four FirstEnergy subsidiaries is also attributed to FirstEnergy.

FORM 10-K
                          TABLE OF CONTENTS

                                                             Page
Part I
   Item  1.  Business                                          1
               The Company                                     1
               Utility Regulation                              1
                 PUCO Rate Matters                             2
                 PPUC Rate Matters                             3
                 FERC Rate Matters                             3
                 Fuel Recovery Procedures                      3
               Capital Requirements                            4
               Central Area Power Coordination Group           6
               Nuclear Regulation                              7
               Nuclear Insurance                               7
               Environmental Matters                           9
                 Air Regulation                                9
                 Water Regulation                             10
                 Waste Disposal                               10
                 Summary                                      10
               Fuel Supply                                    11
               System Capacity and Reserves                   12
               Regional Reliability                           12
               Competition                                    13
               Research and Development                       13
               Executive Officers                             14

   Item  2.  Properties                                       15

   Item  3.  Legal Proceedings                                16

   Item  4.  Submission of Matters to a
                Vote of Security Holders                      16

Part II
   Item  5.  Market for Registrant's Common Equity
                and Related Stockholder Matters               16

   Item  6.  Selected Financial Data                          16

   Item  7.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                    16

   Item  8.  Financial Statements and Supplementary Data      17

   Item  9.  Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure        17

Part III
   Item 10.  Directors and Executive Officers of the
                Registrant                                    17

   Item 11.  Executive Compensation                           18

   Item 12.  Security Ownership of Certain Beneficial
               Owners and Management                          23

   Item 13.  Certain Relationships and Related Transactions   24


Part IV

   Item 14.  Exhibits, Financial Statement Schedules
                and Reports on Form 8-K                       24

PART I

ITEM 1. BUSINESS

The Company

          FirstEnergy Corp. (Company) was organized under the laws of the State of Ohio in 1996 and became a holding company on November 8, 1997 in connection with the merger of Ohio Edison Company (OE) and Centerior Energy Corporation (Centerior). The Company's principal business is the holding, directly or indirectly, of all of the outstanding common stock of its four principal electric utility operating subsidiaries, OE, The Cleveland Electric Illuminating Company (CEI), Pennsylvania Power Company (Penn) and The Toledo Edison Company (TE). These utility subsidiaries are referred to throughout as "Companies." Nearly all of the Company's consolidated operating revenues are derived from electric service provided by its utility operating subsidiaries. In addition, the Company holds all of the outstanding common stock of its other seven direct subsidiaries, FirstEnergy Services Corp. (whose subsidiaries include Roth Bros., Inc., a major provider of energy equipment, management and control systems), Centerior Service Company (CSC), Centerior Properties Company, Centerior Enterprises Corporation, FirstEnergy Trading and Power Marketing, Inc., FirstEnergy Telecom Corp., and FirstEnergy Securities Transfer Company.

          The Companies' combined service areas encompass approximately 13,200 square miles in central and northern Ohio and western Pennsylvania. The areas they serve have combined populations of approximately 5,577,000.

          OE was organized under the laws of the State of Ohio in 1930 and owns property and does business as an electric public utility in that state. OE also has ownership interests in certain generating facilities located in the Commonwealth of Pennsylvania. OE furnishes electric service to communities in a 7,500 square mile area of central and northeastern Ohio. It also provides transmission services and electric energy for resale to certain municipalities in OE's service area and transmission services to certain rural cooperatives. OE also engages in the sale, purchase and interchange of electric energy with other electric companies. The area it serves has a population of approximately 2,542,000.

          OE owns all of the outstanding common stock of Penn, a Pennsylvania corporation, which furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. Penn also provides transmission services and electric energy for resale to certain municipalities in Pennsylvania. The area served by Penn has a population of approximately 343,000.

          CEI was organized under the laws of the State of Ohio in 1892 and does business as an electric public utility in that state. It also has ownership interests in certain generating facilities in Pennsylvania. CEI furnishes electric service in an area of approximately 1,700 square miles in northeastern Ohio, including the City of Cleveland. The area CEI serves has a population of approximately 2,007,000.

          TE was organized under the laws of the State of Ohio in 1901 and does business as an electric public utility in that state. It also has ownership interests in certain generating facilities in Pennsylvania. TE furnishes electric service in an area of approximately 2,500 square miles in northwestern Ohio, including the City of Toledo. The area TE serves has a population of approximately 685,000.

Utility Regulation

          The Companies are subject to broad regulation as to rates and other matters by the Public Utilities Commission of Ohio (PUCO) and the Pennsylvania Public Utility Commission
(PPUC). With respect to their wholesale and interstate electric operations and rates, the Companies are subject to regulation, including regulation of their accounting policies and practices, by the Federal Energy Regulatory Commission (FERC). Under Ohio law, municipalities may regulate rates, subject to appeal to the PUCO if not acceptable to the utility.

          In 1986, a law was passed which extended the jurisdiction of the PUCO to nonutility affiliates of holding companies exempt under Section 3(a)(1) and 3(a)(2) of the Public Utility Holding Company Act of 1935 (1935 Act) to the extent that the activities of such affiliates affect or relate to the cost of providing electric utility service in Ohio. The law, among other things, requires PUCO approval of investments in, or the transfer of assets to, nonutility affiliates. Investments in such affiliates are limited to 15% of the aggregate capitalization of the holding company on a consolidated basis. The Company is an exempt holding company under Section 3(a)(1) of the 1935 Act, but the law has not had any effect on its operations as they are currently conducted.

          The Energy Policy Act of 1992 (1992 Act) amended portions of the 1935 Act, providing independent power producers and other nonregulated generating facilities easier entry into electric generation markets. The 1992 Act also amended portions of the Federal Power Act, authorizing the FERC, under certain circumstances, to mandate access to utility-owned transmission facilities. Following the enactment of the 1992 Act, the FERC has ordered all utilities to file open access tariffs applicable to transmission facilities, including provisions which require utilities to offer comparable services on a nondiscriminatory basis. The FirstEnergy system has such an open access tariff currently in effect (see "FERC Rate Matters").

    PUCO Rate Matters

          OE's Rate Reduction and Economic Development Plan was approved by the PUCO in 1995 and a Rate Reduction and Economic Development Plan for CEI and TE was approved in January 1997. These plans are designed to enhance and accelerate economic development within the Companies' Ohio service areas and to assure the Companies' customers in those service areas of long-term competitive pricing for energy services.

          These plans initially maintain current base electric rates for OE, CEI and TE through December 31, 2005, unless additional revenues are needed to recover the costs of changes in environmental, regulatory or tax laws or regulations. At the end of the plan periods, OE base rates will be reduced by $300 million (approximately 20 percent below current levels) and CEI and TE base rates will be reduced by a combined $310 million (approximately 15 percent below current levels). As part of these plans, transition rate credits were implemented for customers, which are expected to reduce operating revenues for OE by approximately $600 million and CEI and TE by approximately $391 million during the plan period. The plans also established revised fuel recovery rate formulas which eliminated the automatic pass-through of fuel costs to their retail customers (see "Fuel Recovery Procedures").

          All of OE's regulatory assets and CEI's and TE's regulatory assets related to their nonnuclear operations are being recovered under provisions of these plans. In addition, the PUCO has authorized OE to recognize additional capital recovery related to its generating assets (which is reflected as additional depreciation expense) and additional amortization of regulatory assets during the plan period of at least $2 billion more than the amount that would have been recognized if OE's plan were not in effect. These additional amounts are being recovered through current rates. CEI and TE recognized fair value purchase accounting adjustments to reduce nuclear plant by $1.71 billion and $.84 billion, respectively, in connection with the FirstEnergy merger; these fair value adjustments recognized for financial reporting purposes will ultimately satisfy the asset reduction commitments of at least $1.4 billion for CEI and $0.6 billion for TE contained in the CEI and TE plan. For regulatory purposes, CEI and TE will recognize accelerated amortization over the plan period.

          Based on the Ohio plans, at this time, OE, CEI and TE believe they will continue to be able to bill and collect cost-based rates (with the exception of CEI's and TE's nuclear operations); accordingly, it is appropriate that they continue the application of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). However, as discussed under "Competition" below, changes in the regulatory environment are on the horizon in Ohio. The Companies do not expect any changes in Ohio regulation to be effective within the next two years and cannot assess what the ultimate impact may be. CEI's and TE's plan does not provide for full recovery of their nuclear operations. As a result, in October 1997 CEI and TE discontinued application of SFAS 71 for their nuclear operations and decreased their regulatory assets of customer receivables for future income taxes related to the nuclear assets by $499 million and $295 million, respectively, in addition to the fair value adjustments referred to above.

    PPUC Rate Matters

          Penn's Rate Stability and Economic Development Plan was approved by the PPUC in the second quarter of 1996. This plan initially maintains current base electric rates for Penn through June 20, 2006 and revised its fuel recovery method (see "Fuel Recovery Procedures"). All of Penn's regulatory assets are being recovered under provisions of the plan. In addition, the PPUC has authorized Penn to recognize additional capital recovery related to its generating assets (which is reflected as additional depreciation expense) and additional amortization of regulatory assets during the plan period of at least $358 million more than the amounts that would have been recognized if the plan were not in effect. These additional amounts are being recovered through current rates.

          In December 1996, Pennsylvania enacted "The Electricity Generation Customer Choice and Competition Act," which permitted customers, including Penn's customers, to choose their electric generation supplier, while transmission and distribution services will continue to be supplied by their current providers. In accordance with this law, on September 30, 1997, Penn filed a restructuring plan with the PPUC. The plan describes how Penn will restructure its rates and provide customers with direct access to alternative electricity suppliers; customer choice is to be phased in over three years beginning in 1999, after completion of a two-year pilot program. Penn will continue to deliver power to homes and businesses through its transmission and distribution system, which remains regulated by the PPUC. Penn also plans to sell electricity and energy-related services in its own territory and throughout Pennsylvania as an alternative supplier through its nonregulated subsidiary, Penn Power Energy, Inc. Through the restructuring plan, Penn is seeking recovery of $293 million of stranded costs through a competitive transition charge starting in 1999 and ending in 2005, which is consistent with Penn's regulatory plan. The PPUC plans to hold public hearings on Penn's restructuring plan early in 1998. Based on the changing regulatory environment in Pennsylvania, Penn is expected to discontinue its application of SFAS 71 for its generation operations, possibly as early as 1998. The impact of Penn discontinuing SFAS 71 is not expected to be material. However, Penn believes that this legislation will continue to provide for cost recovery in a manner which meets the criteria for application of SFAS 71 for all non-generation operations as described above.

    FERC Rate Matters

          Rates for wholesale customers are regulated by the FERC. The FirstEnergy merger was approved by the FERC on October 29, 1997, and the Companies have operated as a single utility system since December 1997. An open access transmission tariff and joint dispatch agreement for the FirstEnergy system are currently in effect, subject to refund, pending the outcome of hearings before the FERC. A decision is expected on this proceeding in late 1998.

    Fuel Recovery Procedures

          In accordance with their respective plans, OE's, CEI's and TE's fuel recovery rates have been frozen, subject only to limited periodic adjustments. The respective rates are adjusted annually based on changes in the GDP Implicit Price Deflator, unless significant changes in environmental, regulatory or tax laws or regulations increase or decrease the cost of fuel. Such changes in laws, regulations and/or taxes would require PUCO approval in order to be reflected as an adjustment to the Electric Fuel Component (EFC) rate.

          Furthermore, for the period through June 30, 2000, the OE EFC rate will be limited to the average fuel cost rate of certain utilities within the state. Commencing July 1, 2000, the OE EFC rate will be limited to 97% of the average fuel cost rate of these companies. The average fuel cost rate for these utilities may be adjusted by the PUCO to reflect any significant changes in the Phase II environmental compliance plans of such companies involving capital additions or equipment utilization.

          After January 1, 2000, the respective EFC rates in effect for CEI and TE will be reduced to reflect the elimination of annual fixed charges related to a Bruce Mansfield Plant coal supply contract (see "Fuel Supply"), which amounts to $13.96 million for CEI and $8.74 million for TE. The resulting reduced EFC rates would be used as the basis for the annual GDP adjustment, but, in no event, would either company's annual EFC rate exceed 1.465 cents per kWh during the plan period.

          Under its plan, Penn eliminated its energy cost rate for the recovery of fuel and net purchased power costs as a separate component of customer charges. Energy costs were rolled into Penn's base electric rates at their projected 1996-1997 level.

Capital Requirements

          The Companies' respective total 1997 construction costs, excluding nuclear fuel, are shown on the following table. Such costs included expenditures for the betterment of existing facilities and for the construction of transmission lines, distribution lines, substations and other additions. For the years 1998 -2002, such construction costs related to their regulated businesses are also shown on the following table. The Company also expects to invest approximately $300 million during 1998-2002 ($65 million in 1998) relating to various nonregulated business ventures. See "Environmental Matters" below with regard to possible environment-related expenditures not included in this estimate.

             1997         1998-2002 Construction Forecast
            Actual     ----------------------------------
            ------     1998      1999-2002          Total
                       ----      ---------          -----
                                (In millions)

  OE         $107      $147         $363           $  510
  Penn         15        18           72               90
  CEI         135 *     105          325              430
  TE           52 *      50          150              200
                       ----         ----           ------
  Total                $320         $910           $1,230

   * Includes CEI's and TE's costs of approximately $17 million and $13 million, respectively, for the period from the November 8, 1997 merger date to December 31, 1997.

          During the 1998 -2002 period, maturities of, and sinking fund requirements for, long-term debt and preferred stock of the Companies are:







                 Preferred Stock and Long-Term Debt
                    1998-2002 Redemption Schedule
                 ----------------------------------
                 1998      1999-2002       Total
                 ----      ---------       -----
                         (In millions)

  OE             $166         $901        $1,067
  Penn              1           27            28
  CEI              81          775           856
  TE               40          402           442
                 ----       ------        ------
  Total          $288       $2,105        $2,393

          OE's and Penn's nuclear fuel purchases are financed through OES Fuel (a wholly owned subsidiary of OE) commercial paper and loans, both of which are supported by a $225 million long-term bank credit agreement. CEI and TE severally lease their respective portions of nuclear fuel and pay for the fuel as it is consumed. The Companies' respective investments for additional nuclear fuel, and nuclear fuel investment reductions as the fuel is consumed, during the 1998 -2002 period are represented in the following table. The table also shows the Companies' net operating lease commitments for the 1998-2002 period. The Companies recover the cost of nuclear fuel consumed and operating leases through their electric rates.



             Nuclear Fuel 1998-2002 Forecasts
      -----------------------------------------------      Net Operating Lease Commitments
          New Investments           Fuel Burn                     1998-2002 Schedule
      -----------------------  ----------------------    ---------------------------------
      1998  1999-2002   Total  1998  1999-2002  Total    1998     1999-2002        Total
      ----  ---------   -----  ----  ---------  -----    ----     ---------        -----
                                    (In millions)
OE    $24     $145       $169   $34     $116     $150     $83        $358           $441
Penn    2       35         37     7       25       32      --           1              1
CEI    32      140        172    41       72      113      25         142            167
TE     27      113        140    30       55       85      81         351            432
      ---     ----       ----  ----     ----     ----    ----        ----         ------
Total $85     $433       $518  $112     $268     $380    $189        $852         $1,041


          Short-term borrowings outstanding at December 31, 1997, consisted of $182.2 million of OE's bank borrowings and $120.0 million of OES Capital, Incorporated commercial paper. OES Capital is a wholly owned subsidiary of OE whose borrowings are secured by customer accounts receivable. OES Capital can borrow up to $120 million under a receivables financing agreement at rates based on certain bank commercial paper. The Company and its utility operating subsidiaries also had $162 million (Company- $125 million, OE-$35 million and Penn-$2 million) available under revolving lines of credit as of December 31, 1997. The Company plans to transfer any of its borrowings under its $125 million line of credit to CEI and/or TE. In addition, $26 million (OE-$14 million and Penn-$12 million) was available through bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

          Based on their present plans, the Companies could provide for their cash requirements in 1998 from the following sources: funds to be received from operations; available cash and temporary cash investments (approximate amounts as of December 31, 1997: Company's nonutility subsidiaries-$37 million, OE-$4 million, Penn-$1 million, CEI-$34 million and TE-$22 million); the issuance of long-term debt (for refunding purposes) and funds available under revolving credit arrangements.

          The extent and type of future financings will depend on the need for external funds as well as market conditions, the maintenance of an appropriate capital structure and the ability of the Companies to comply with coverage requirements in order to issue first mortgage bonds and preferred stock. The Companies will continue to monitor financial market conditions and, where appropriate, may take advantage of economic opportunities to refund debt and preferred stock to the extent that their financial resources permit.

          The coverage requirements contained in the first mortgage indentures under which the Companies issue first mortgage bonds provide that, except for certain refunding purposes, the Companies may not issue first mortgage bonds unless applicable net earnings (before income taxes), calculated as provided in the indentures, for any period of twelve consecutive months within the fifteen calendar months preceding the month in which such additional bonds are issued, are at least twice annual interest requirements on outstanding first mortgage bonds, including those being issued. Under OE's first mortgage indenture, the availability of property additions is more restrictive than the earnings test at the present time and would limit the amount of first mortgage bonds issuable against property additions to $350 million. OE is currently able to issue $1.05 billion principal amount of first mortgage bonds against previously retired bonds without the need to meet the above restrictions. Under Penn's first mortgage indenture, other requirements also apply and are more restrictive than the earnings test at the present time. Penn is currently able to issue $248 million principal amount of first mortgage bonds, with up to $111 million of such amount issuable against property additions; the remainder could be issued against previously retired bonds. Purchase accounting revaluation applied to CEI's and TE's net assets under the merger reduced CEI's and TE's available bondable property so that first mortgage bonds cannot currently be issued against property additions.

          OE's , Penn's and TE's respective articles of incorporation prohibit the sale of preferred stock unless applicable gross income, calculated as provided in the articles of incorporation, is equal to at least 1-1/2 times the aggregate of the annual interest requirements on indebtedness and annual dividend requirements on preferred stock outstanding immediately thereafter. Based upon earnings for 1997 and at an assumed dividend rate of 8.5%, OE and Penn would be permitted, under the earnings coverage test contained in their respective charters, to issue at least $1.3 billion and $107 million of preferred stock, respectively. Based on its 1997 earnings, TE could not issue additional preferred stock. There are no restrictions on CEI's ability to issue preferred stock.

          To the extent that coverage requirements or market conditions restrict the Companies' abilities to issue desired amounts of first mortgage bonds or preferred stock, the Companies may seek other methods of financing. Such financings could include the sale of preferred or and preference stock or of such other types of securities as might be authorized by applicable regulatory authorities which would not otherwise be sold and could result in annual interest charges and/or dividend requirements in excess of those that would otherwise be incurred.

Central Area Power Coordination Group (CAPCO)

          In September 1967, the CAPCO companies, which consists of the Companies and Duquesne Light Company (Duquesne), announced a program for joint development of power generation and transmission facilities. Included in the program are Unit 7 at the W. H. Sammis Plant, Unit 5 at the Eastlake Plant, Units 1, 2 and 3 at the Bruce Mansfield Plant, Units 1 and 2 at the Beaver Valley Power Station, the Perry Nuclear Power Plant and the Davis-Besse Nuclear Power Station, each now in service.

          The present CAPCO Basic Operating Agreement provides, among other things, for coordinated maintenance responsibilities among the CAPCO companies, a limited and qualified mutual backup arrangement in the event of outage of CAPCO units and certain capacity and energy transactions among the CAPCO companies.

          The agreements among the CAPCO companies generally treat OE and Penn as a single system as between them and the other three CAPCO companies, but, in agreements between the CAPCO companies and others, all five companies are treated as separate entities. Subject to any rights that might arise among the CAPCO companies as such, each member company, severally and not jointly, is obligated to pay only its proportionate share of the costs associated with the facilities and the cost of required fuel. The CAPCO companies have agreed that any modification of their arrangements or of their agreed-upon programs requires their unanimous consent. Should any member become unable to continue to pay its share of the costs associated with a CAPCO facility, each of the other CAPCO companies could be adversely affected in varying degrees because it may become necessary for the remaining members to assume such costs for the account of the defaulting member.

          Under the agreements governing the construction and operation of CAPCO generating units, the responsibility is assigned to a specific CAPCO company. CEI has such responsibilities for Perry and Eastlake Unit 5, Duquesne is responsible for Beaver Valley Units 1 and 2, TE is responsible for Davis-Besse, OE for Sammis Unit 7 and Penn for Bruce Mansfield Units 1, 2 and 3. The Companies monitor activities in connection with Beaver Valley Units 1 and 2 but must rely to a significant degree on Duquesne for necessary information. The Companies in their oversight role as a practical matter cannot be privy to every detail; it is Duquesne that must directly supervise activities and then exercise its reporting responsibilities to the co-owners. The Companies critically review the information given to it by Duquesne, but they cannot be absolutely certain that things they would have considered significant have been reported or that they always would have reached exactly the same conclusion about matters that are reported. In addition, the time that is necessarily part of the compiling and analyzing process creates a lag between the occurrence of events and the time the Companies becomes aware of their significance.

Nuclear Regulation

          The construction and operation of nuclear generating units are subject to the regulatory jurisdiction of the Nuclear Regulatory Commission (NRC) including the issuance by it of construction permits and operating licenses. The NRC's procedures with respect to application for construction permits and operating licenses afford opportunities for interested parties to request public hearings on health, safety, environmental and antitrust issues. In this connection, the NRC may require substantial changes in operation or the installation of additional equipment to meet safety or environmental standards with resulting delay and added costs. The possibility also exists for modification, denial or revocation of licenses or permits. Davis-Besse was placed in commercial operation in 1977, and its operating license expires in 2017. Beaver Valley Unit 1 was placed in commercial operation in 1976, and its opening license expires in 2016. Perry Unit 1 and Beaver Valley Unit 2 were placed in commercial operation in 1987, and their operating licenses expire in 2026 and 2027, respectively.

          The NRC has promulgated and continues to promulgate regulations related to the safe operation of nuclear power plants. The Companies cannot predict what additional regulations will be promulgated or design changes required or the effect that any such regulations or design changes, or the consideration thereof, may have upon Beaver Valley, Davis-Besse and Perry. Although the Companies have no reason to anticipate an accident at any nuclear plant in which they have an interest, if such an accident did happen, it could have a material but currently undeterminable adverse effect on the Company's consolidated financial position. In addition, such an accident at any operating nuclear plant, whether or not owned by the Companies, could result in regulations or requirements that could affect the operation or licensing of plants that the Companies do own with a consequent but currently undeterminable adverse impact, and could affect the Companies' abilities to raise funds in the capital markets.

Nuclear Insurance

          The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $8.92 billion (assuming 110 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $200 million; and (ii) $8.72 billion provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $75.5 million (but not more than $10 million per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on their present ownership and leasehold interests in Beaver Valley, Perry and Davis-Besse, the Companies' maximum potential assessment under these provisions (assuming the other co-owner were to contribute its proportionate share of any assessments under the retrospective rating plan) would be $257.7 million (OE- $84.8 million, Penn-$18.0 million, CEI-$84.8 million and TE-$70.1 million) per incident but not more than $32.5 million (OE-$10.7 million, Penn-$2.3 million, CEI-$10.7 million and TE-$8.8 million) in any one year for each incident.

          In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Companies have also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Companies are members of Nuclear Electric Insurance Limited
(NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Companies have policies, renewable yearly, corresponding to their respective interests in Beaver Valley, Perry and Davis-Besse, which provide an aggregate indemnity of up to approximately $809 million (OE-$180 million, Penn-$53 million, CEI-$316 million and TE-$260 million) for replacement power costs incurred during an outage after an initial 21-week (17 weeks for Davis-Besse) waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies' present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately $7.2 million (OE-$1.8 million, Penn-$.5 million, CEI-$2.7 million and TE-$2.2 million).

          The Companies are insured as to their respective interests in Beaver Valley, Perry and Davis-Besse under property damage insurance provided by American Nuclear Insurers, Mutual Atomic Energy Liability Underwriters and NEIL to the operating company for each plant. Under these arrangements, $2.75 billion of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided for Beaver Valley, Perry and Davis-Besse. The Companies pay annual premiums for this coverage and are liable for retrospective assessments of up to approximately $29.4 million (OE-$8.9 million, Penn-$1.8 million, CEI-$10.3 million and TE- $8.4 million) during a policy year.

          The Companies intend to maintain insurance against nuclear risks as described above as long as it is available. To the extent that replacement power, property damage, decontamination, decommissioning, repair and replacement costs and other such costs arising from a nuclear incident at any of the Companies' plants exceed the policy limits of the insurance in effect with respect to that plant, to the extent a nuclear incident is determined not to be covered by the Companies' insurance policies, or to the extent such insurance becomes unavailable in the future, the Companies would remain at risk for such costs.

          The NRC requires nuclear power plant licensees to obtain minimum property insurance coverage of $1.06 billion or the amount generally available from private sources, whichever is less. The proceeds of this insurance are required to be used first to ensure that the licensed reactor is in a safe and stable condition and can be maintained in that condition so as to prevent any significant risk to the public health and safety. Within 30 days of stabilization, the licensee is required to prepare and submit to the NRC a cleanup plan for approval. The plan is required to identify all cleanup operations necessary to decontaminate the reactor sufficiently to permit the resumption of operations or to commence decommissioning. Any property insurance proceeds not already expended to place the reactor in a safe and stable condition must be used first to complete those decontamination operations that are ordered by the NRC. The Companies are unable to predict what effect these requirements may have on the availability of insurance proceeds to the Companies for the Companies' bondholders.

Environmental Matters

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies have estimated capital expenditures for environmental compliance of approximately $50 million, which is included in the construction estimate given under "Capital Requirements" for 1998 through 2002.

    Air Regulation

          Under the provisions of the Clean Air Act of 1970, both the State of Ohio and the Commonwealth of Pennsylvania adopted ambient air quality standards, and related emission limits, including limits for sulfur dioxide (SO2) and particulates. In addition, the U.S. Environmental Protection Agency (EPA) promulgated an SO2 regulatory plan for Ohio which became effective for OE's, CEI's and TE's plants in 1977. Generating plants to be constructed in the future and some future modifications of existing facilities will be covered not only by the applicable state standards but also by EPA emission performance standards for new sources. In both Ohio and Pennsylvania the construction or modification of emission sources requires approval from appropriate environmental authorities, and the facilities involved may not be operated unless a permit or variance to do so has been issued by those same authorities.

          The Companies are in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. EPA is conducting additional studies which could indicate the need for additional NOx reductions from the Companies' Pennsylvania facilities by the year 2003. In addition, the EPA is also considering the need for additional NOx reductions from the Companies' Ohio facilities. On November 7, 1997, the EPA proposed uniform reductions of NOx emissions across a region of twenty-two states, including Ohio and the District of Columbia (NOx Transport Rule) after determining that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. In a separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. A December 1997 EPA Memorandum of Agreement proposes to finalize the NOx Transport Rule by September 30, 1998, and establishes a schedule for EPA action on the Section 126 petitions. The cost of such reductions, if required, may be substantial. The Companies continue to evaluate their compliance plans and other compliance options.

          The Companies are required to meet federally approved SO2 regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $25,000 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The Companies cannot predict what action the EPA may take in the future with respect to proposed regulations or the interim enforcement policy.

          In July 1997, EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS)for ozone and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. The cost of compliance with these regulations may be substantial and depends on the manner in which they are implemented by the states in which the Companies operate affected facilities.

    Water Regulation

          Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to the Companies' plants. In addition, Ohio and Pennsylvania have water quality standards applicable to the Companies' operations. As provided in the Clean Water Act, authority to grant federal National Pollutant Discharge Elimination System (NPDES) water discharge permits can be assumed by a state. Ohio and Pennsylvania have assumed such authority.

    Waste Disposal

          As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion waste products, such as coal ash, were exempted from hazardous waste disposal requirements pending EPA's evaluation of the need for future regulation. EPA has issued its final regulatory determination that regulation of coal ash as a hazardous waste is unnecessary.

          OE,CEI and TE have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations that the Companies disposed of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued a liability totaling $5.9 million at December 31, 1997 based on estimates of the costs of cleanup and the proportionate responsibility of other PRPs for such costs. OE, CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

          In 1980, Congress passed the Low-Level Radioactive Waste Policy Act which provides that the disposal of low-level radioactive waste is the responsibility of the state where such waste is generated. The Act encourages states to form compacts among themselves to develop regional disposal facilities. Failure by a state or compact to begin implementation of a program could result in access denial to the two facilities currently accepting low-level radioactive waste. Ohio is part of the Midwest Compact and has responsibility for siting and constructing a disposal facility. On June 26, 1997, the Midwest Compact Commission (Compact) voted to cease all siting activities in the host state of Ohio and to dismantle the Ohio Low-Level Radioactive Waste Facility Development Authority, the statutory agency charged with siting and constructing the low-level radioactive waste disposal facility. While the Compact remains intact, it has no plans to site or construct a low-level radioactive waste disposal facility in the Midwest. The Companies continue to ship low-level radioactive waste from their nuclear facilities to the Barnwell, South Carolina waste disposal facility.

    Summary

          Environmental controls are still in the process of development and require, in many instances, balancing the needs for additional quantities of energy in future years and the need to protect the environment. As a result, the Companies cannot now estimate the precise effect of existing and potential regulations and legislation upon any of their existing and proposed facilities and operations or upon their ability to issue additional first mortgage bonds under their respective mortgages. These mortgages contain covenants by the Companies to observe and conform to all valid governmental requirements at the time applicable unless in course of contest, and provisions which, in effect, prevent the issuance of additional bonds if there is a completed default under the mortgage. The provisions of each of the mortgages, in effect, also require, in the opinion of counsel for the respective Companies, that certification of property additions as the basis for the issuance of bonds or other action under the mortgages be accompanied by an opinion of counsel that the company certifying such property additions has all governmental permissions at the time necessary for its then current ownership and operation of such property additions. The Companies intend to contest any requirements they deem unreasonable or impossible for compliance or otherwise contrary to the public interest. Developments in these and other areas of regulation may require the Companies to modify, supplement or replace equipment and facilities, and may delay or impede the construction and operation of new facilities, at costs which could be substantial.

Fuel Supply

          The Companies' sources of generation during 1997 were:

                             Coal              Nuclear
                             ----              -------
               OE            76.5%              23.5%
               Penn          73.8%              26.2%
               CEI           63.0%              37.0%
               TE            43.0%              57.0%

          The Companies have long-term coal contracts providing for annual tons of approximately: OE - 6,400,000; Penn - 1,248,000; CEI - 3,900,000; and TE-1,100,000. These contracts include the Companies' portion of the coal purchase contract relating to the Bruce Mansfield Plant discussed below. This contract coal is produced primarily from mines located in Ohio, Pennsylvania, Kentucky, Wyoming and West Virginia; the contracts expire at various times through December 31, 2003.

          The Companies estimate their 1998 coal requirements to be approximately 18,646,000 tons (including their respective shares of the coal requirements of CAPCO's Eastlake Unit 5, Sammis Unit 7 and the Bruce Mansfield Plant). See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

          The Companies have each severally guaranteed (OE's, CEI's, TE's and Penn's composite percentages being approximately 46.8%, 17.6%, 10.3% and 6.7%, respectively) certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant (see "Commitments, Guarantees and Contingencies" notes to the respective financial statements). As of December 31, 1997, the Companies' shares of the guarantees were $66.1 million. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations. This contract expires December 31, 1999.

          The Companies' fuel costs (excluding disposal costs) for each of the five years ended December 31, 1997, were as follows:
                          1997   1996   1995   1994   1993
Cost of fuel consumed
   per million BTUs:
Coal:     OE             $1.31  $1.33  $1.37  $1.36  $1.37
          Penn            1.27   1.31   1.30   1.34   1.37
          CEI             1.41   1.50   1.56   1.50   1.40
          TE              1.54   1.79   1.86   1.76   1.82
Nuclear:  OE             $ .58  $ .66  $ .79  $ .94  $1.04
          Penn             .61    .64    .77    .88    .97
          CEI              .76    .84    .98    .98   1.02
          TE               .66    .74    .91    .92    .95
Average fuel cost per
   kilowatt-hour
   generated (cents):
          OE              1.17   1.20   1.27   1.31   1.36
          Penn            1.17   1.15   1.20   1.29   1.36
          CEI             1.23   1.35   1.42   1.35   1.37
          TE              1.06   1.26   1.32   1.35   1.42

          OES Fuel is the sole lessor for OE's and Penn's nuclear fuel requirements (see "Capital Requirements" and Note 4G of Notes to OE's Consolidated Financial Statements). Nuclear fuel is currently financed for CEI and TE through leases with a special-purpose corporation.

          OE, Penn and OES Fuel have contracts for the supply of uranium sufficient to meet projected needs through 2000 and conversion services sufficient to meet projected needs through 2001. Fabrication services for fuel assemblies have been contracted by the CAPCO companies for the next four reloads for Beaver Valley Unit 1, three reloads for Beaver Valley Unit 2 (through approximately 2003 and 2002, respectively), the next two reloads for Perry (through approximately 2001), and the next four reloads for Davis-Besse (through approximately 2004). The Companies have a contract with U.S. Enrichment Corporation for the majority of their enrichment requirements for nuclear fuel through 2014.

          Prior to the expiration of existing commitments, the Companies intend to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, reprocessing and/or waste disposal services, the specific prices and availability of which are not known at this time. Due to the present lack of availability of domestic reprocessing services, to the continuing absence of any program to begin development of such reprocessing capability and questions as to the economics of reprocessing, the Companies are calculating nuclear fuel costs based on the assumption that spent fuel will not be reprocessed. On-site spent fuel storage facilities for Perry and Davis-Besse, are expected to be adequate through 2010 and 2017, respectively; facilities at Beaver Valley Units 1 and 2 are expected to be adequate through 2011 and 2005, respectively. After on-site storage capacity is exhausted, additional storage capacity will have to be obtained which could result in significant additional costs unless reprocessing services or permanent waste disposal facilities become available. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities; however, the selection of a suitable site has become embroiled in the political process. Duquesne, CEI and TE have each previously entered into contracts with the U.S. Department of Energy (DOE) for the disposal of spent fuel from Beaver Valley, Perry, and Davis-Besse, respectively. On December 17, 1996, the DOE notified the Companies that it would be unable to begin acceptance of spent fuel for disposal by January 31, 1998 as mandated by Section 302(a)(5)(B) of the Nuclear Waste Policy Act (NPA). As a result, the Companies along with over 40 other nuclear utilities and more than 50 state agencies have asked for federal court approval to stop payments into the Nuclear Waste Fund and for an order requiring DOE to take immediate action to accept delivery of spent nuclear fuel.

System Capacity and Reserves

          The respective 1997 net maximum hourly demand on each of the Companies was OE-5,389,000 kilowatts (kW) (including 387,000 kW of firm power sales which extend through 2005 as discussed under "Competition") on June 25, 1997; Penn-836,000 kW (including 63,000 kW of firm power sales) on June 25, 1997; CEI-3,955,000 kW on June 25, 1997; and TE-1,813,000 kW on July 14
1997.

          Based on existing capacity plans, the load forecast made in December 1997 and anticipated term power sales to other utilities, the capacity margins during the 1998-2002 period are expected to range from about 8% to 10% for the FirstEnergy system.

Regional Reliability

          The Companies participate with 24 other electric companies operating in nine states in the East Central Area Reliability Coordination Agreement (ECAR), which was organized for the purpose of furthering the reliability of bulk power supply in the area through coordination of the planning and operation by the ECAR members of their bulk power supply facilities. The ECAR members have established principles and procedures regarding matters affecting the reliability of the bulk power supply within the ECAR region. Procedures have been adopted regarding: i) the evaluation and simulated testing of systems' performance; ii) the establishment of minimum levels of daily operating reserves; iii) the development of a program regarding emergency procedures during conditions of declining system frequency; and iv) the basis for uniform rating of generating equipment.

Competition

          The Companies compete with other utilities for intersystem bulk power sales and for sales to municipalities and cooperatives. The Companies compete with suppliers of natural gas and other forms of energy in connection with their industrial and commercial sales and in the home climate control market, both with respect to new customers and conversions, and with all other suppliers of electricity. To date, there has been no substantial cogeneration by the Companies' customers.

          Technological advances and regulatory changes are driving forces toward increasing competition in the energy market. The Pennsylvania pilot program, which allows residents to choose their electric generation supplier (see "Utility Regulation--PPUC Rate Matters") is one such regulatory change. In addition, many large electricity users continue to push for some form of retail wheeling, which would enable retail customers to purchase electricity from producers other than the local utility. In February 1996, the PUCO approved a change allowing large industrial customers that have interruptible service contracts to buy their power from other sources when they have been advised by their local utility that service will be interrupted. On January 6, 1998, the co-chairs of the Ohio General Assembly's Joint Select Committee on Electric Industry Deregulation released their draft report of a plan which proposes to give customers a choice from whom they buy electricity beginning January 1, 2000. No consensus has been reached by the full Committee; in the meantime, legislation consistent with the co-chairs' draft report may be introduced into the General Assembly by one or both of the co-chairs.

          In an effort to more fully utilize their facilities and hold down rates to their other customers, OE and Penn have entered into a long-term power sales agreement with another utility. Currently, OE and Penn are selling 450,000 kW annually under this contract through December 31, 2005. OE and Penn have the option to reduce this commitment by 150,000 kW, with three years' advance notice.

Research and Development

          The Companies participate in funding the Electric Power Research Institute (EPRI), which was formed for the purpose of expanding electric research and development under the voluntary sponsorship of the nation's electric utility industry -- public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generating, delivery, energy management and conservation, environmental effects and energy analysis. The major portion of EPRI research and development projects is directed toward practical solutions and their applications to problems currently facing the electric utility industry. In 1997, approximately 69% of the Companies' research and development expenditures were related to EPRI.

Executive Officers

          The executive officers are elected at the annual organization meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.


                                  Position Held During
   Name           Age                Past Five Years                                       Dates
---------------   ---  --------------------------------------------------------        ------------
W. R. Holland     61   Chairman of the Board and Chief Executive Officer               1997-present
                       Chairman of the Board and Chief Executive Officer-OE            1996-1997
                       President and Chief Executive Officer-OE                        1993-1996
                       President and Chief Operating Officer-OE                        *-1993

H. P. Burg        51   President and Chief Financial Officer                           1997-present
                       President, Chief Operating Officer and Chief Financial
                         Officer-OE                                                    1996-1997
                       Senior Vice President and Chief Financial Officer-OE            *-1996

A. J. Alexander   46   Executive Vice President and General Counsel                    1997-present
                       Executive Vice President and General Counsel-OE                 1997-1996
                       Senior Vice President and General Counsel-OE                    *-1996

E. T. Carey       55   Vice President - Distribution                                   1997-present
                       Vice President--Regional Operations and Customer
                         Service-OE                                                    1995-1997
                       Vice President--Marketing and Customer Service
                         Support-OE                                                    1994-1995
                       Manager, Performance Initiatives-OE                             1993-1994
                       Manager-Youngstown Division-OE                                  *-1993

M. B. Carroll     46   Vice President - Corporate Affairs                              1997-present
                       Manager - Sandusky Area-OE                                      1994-1997
                       Director, Communications and Mission
                       Services - Providence Hospital                                  *-1994

D. S. Elliott     43   Vice President - Sales and Marketing                            1997-present
                       Manager - FirstEnergy Services - OE                             1997
                       Manager - Eastern Division - OE                                 1996-1997
                       Manager - Youngstown Division - OE                              1993-1996
                       Manager - Customer Accounts - OE                                * 1993

A. R. Garfield    59   Vice President - Business Development                           1997-present
                       Vice President - System Operations - OE                         *-1997

J. A. Gill        60   Vice President - Administrative Services                        1997-present
                       Vice President - Administration - OE                            *-1997

R. H. Marsh       47   Vice President - Finance                                        1997-present
                       Treasurer - OE                                                  *-1997

G. L. Pipitone    48   Vice President - Fossil Production                              1997-present
                       Vice President - Generation and Transmission - OE               1996-1997
                       Manager - Akron Division - OE                                   1993-1996
                       Manager - Production Dept. - OE                                 *-1993

S. F. Szwed       45   Vice President - Transmission                                   1997-present
                       Vice President - Engineering & Planning - CSC                   1995-1997
                       Director - System Planning & Operations - CSC                   1993-1995
                       Director - System Planning - CSC                                *-1993

N. C. Ashcom      50   Corporate Secretary                                             1997-present
                       Secretary - OE                                                  1994-1997
                       Assistant Secretary - OE                                        *-1994

T. F. Struck II   54   Treasurer                                                       1997-present
                       Assistant Treasurer and Assistant Secretary - OE                1994-1997
                       Assistant Treasurer - OE                                        *-1994

H. L. Wagner      45   Controller                                                      1997-present
                       Comptroller - OE                                                *-1997

Except for W. R. Holland,  M. B. Carroll and D. S. Elliott, the officers above hold the same offices for
FirstEnergy, OE, CEI and TE.

*Indicates position held at least since January 1, 1993.


          At December 31, 1997, the Company's nonutility subsidiaries and the Companies had a total of 10,020 employees consisting of the following: OE-3,218, CEI - 3,162, TE - 1,532,
Penn - 997 and CSC - 1,111 employees.

ITEM 2. PROPERTIES

          The Companies' respective first mortgage indentures constitute, in the opinion of the Companies' counsel, direct first liens on substantially all of the respective Companies' physical property, subject only to excepted encumbrances, as defined in the indentures. See "Leases" and "Capitalization" notes to the respective financial statements for information concerning leases and financing encumbrances affecting certain of the Companies' properties.

          The Companies own, individually or together with other companies as tenants in common, and/or lease, the generating units in service as of March 1, 1998, shown on the table below.

                            Net Demonstrated
                              Capacity (kW)
                           ------------------       OE               Penn               CEI                  TE
                                   Companies'  -------------- ----------------  --------------------  ---------------
                     Unit   Total Entitlement   %         kW      %        kW      %            kW       %        kW
                     ----   ----- -----------   -         --      -        --      -            --       -        --
Plant - Location
----------------

Coal-Fired Units
----------------

Ashtabula-             5    244,000   244,000   --        --      --       --    100.00%      244,000    --        --
   Ashtabula, OH
Avon Lake-             9    596,000   596,000   --        --      --       --    100.00%      596,000   --         --
   Avon Lake, OH
Bay Shore-            1-4   631,000   631,000   --        --      --       --      --           --    100.00%    631,000
   Toledo, OH
R. E. Burger-         3-5   406,000   406,000 100.00%   406,000   --       --      --           --      --         --
   Shadyside, OH
Eastlake-Eastlake, OH 1-4   636,000   636,000   --        --      --             100.00%      636,000   --         --
                        5   597,000   411,000   --        --      --       --     68.80%      411,000   --         --
Lakeshore-             18   245,000   245,000   --        --      --       --    100.00%      245,000   --         --
   Cleveland, OH
B. Mansfield-           1   780,000   552,000  60.00%   468,000   4.20%   33,000   6.50%(b)    51,000   --         --
   Shippingport, PA     2   780,000   718,000  39.30%   307,000   6.80%   53,000  28.60%(b)   223,000  17.30%(b) 135,000
                        3   800,000   690,000  35.60%   285,000   6.28%   50,000  24.47%(b)   196,000  19.91%(b) 159,000
New Castle-           3-5   333,000   333,000   --        --    100.00%  333,000    --          --      --         --
   W.Pittsburg, PA
Niles-Niles, OH       1-2   216,000   216,000 100.00%   216,000   --       --       --          --      --         --
W.H. Sammis-          1-6 1,620,000 1,620,000 100.00% 1,620,000   --       --       --          --      --         --
   Stratton, OH         7   600,000   413,000  48.00%   288,000  20.80%  125,000    --          --      --         --
                                   ----------         ---------          -------            ---------          ---------
    Total                           7,711,000         3,590,000          594,000            2,602,000            925,000
                                   ----------         ---------          -------            ---------          ---------

Nuclear Units
-------------
Beaver Valley-          1   810,000   425,000  35.00%   283,000  17.50%  142,000    --          --      --         --
   Shippingport, PA     2   820,000   707,000  41.88%(a)343,000   --       --     24.47%      201,000  19.91%(c) 163,000
Davis-Besse-            1   883,000   883,000   --        --      --       --     51.38%      454,000  48.62%    429,000
   Oak Harbor, OH
Perry-                  1 1,194,000 1,030,000  30.00%(a)358,000   5.24%   63,000  31.11%      371,000  19.91%    238,000
   N. Perry Village, OH
                                   ----------         ---------          -------            ---------          ---------
    Total                           3,045,000           984,000          205,000            1,026,000            830,000
                                   ----------         ---------          -------            ---------
Oil/Gas-Fired/
Pumped Storage Units
--------------------
Edgewater-Lorain, OH    4   100,000   100,000 100.00%   100,000   --       --       --          --       --        --
Seneca-Warren, PA           439,000   351,000   --        --      --       --     80.00%      351,000    --        --
West Lorain-
   Lorain, OH           1   120,000   120,000 100.00%   120,000   --       --       --          --       --        --
Other                       303,000   303,000           139,000           25,000               62,000             77,000
                                   ----------         ---------          -------            ---------           --------
    Total                             874,000           359,000           25,000              413,000             77,000
                                   ----------         ---------          -------            ---------           --------
    Total                          11,630,000         4,933,000          824,000            4,041,000          1,832,000
                                   ==========         =========          =======            =========          =========

Notes:   (a)  OE's interests consist of 20.22% owned and 21.66% leased for Beaver Valley Unit 2; and 17.42%
              owned (representing portion leased from a wholly owned subsidiary of OE) and 12.58% leased for Perry.
         (b)  CEI's and TE's Bruce Mansfield interests are leased.
         (c)  TE's interests consist of 1.65% owned and 18.26% leased.

          Prolonged outages of existing generating units might make it necessary for the Companies, depending upon the demand for electric service upon their system, to use to a greater extent than otherwise, less efficient and less economic generating units, or purchased power, and in some cases may require the reduction of load during peak periods under the Companies' interruptible programs, all to an extent not presently determinable.

          The Companies' generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kilovolts (kV) to 345 kV.
The Companies' overhead and underground transmission lines aggregate 7,505 miles.

          The Companies' electric distribution systems include 55,141 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. They own, individually or together with one or more of the other CAPCO companies as tenants in common, substations with a total installed transformer capacity of 49,286, 125 kilovolt-amperes.

          The Companies' transmission lines also interconnect with those of AEP, The Dayton Power and Light Company, Duquesne, Monongahela Power Company, West Penn Power Company, Detroit Edison Company and Pennsylvania Electric Company. These interconnections make possible utilization by the Companies of generating capacity constructed as a part of the CAPCO program, as well as providing opportunities for the sale of power to other utilities.

                                                Substation
               Distribution    Transmission    Transformer
                  Systems         Lines          Capacity
               ------------    ------------    -----------
                          (Miles)              (kV-amperes)

        OE        26,220           3,873        20,603,056
        Penn       5,110             606         3,938,069
        CEI       23,305           2,351        16,669,000
        TE           506             675         8,076,000
                  ------           -----        ----------
        Total     55,141           7,505        49,286,125


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

          The information required for this item for FirstEnergy and OE (through November 7, 1997) is included on page 17 of FirstEnergy's 1997 Annual Report to Stockholders (Exhibit 13). The information required for CEI, TE and Penn is not applicable because they are wholly owned subsidiaries.

ITEM 6.  SELECTED FINANCIAL DATA

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by Items 6 through 8 is incorporated herein by reference to Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Financial Statements included on the pages shown in the following table in the respective company's 1997 Annual Report to Stockholders (Exhibit 13).

                 Item 6   Item 7       Item 8
                 ------   ------       ------
FirstEnergy         17     18-21      16,22-38
OE                   1      2-7           8-29
Penn                 1      2-4           5-16
CEI                  1      2-7           8-30
TE                   1      2-7           8-30

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    FirstEnergy
    -----------

          The information required by Item 10, with respect to Identification of FirstEnergy's Directors and with respect to reports required to be filed under Section 16 of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's 1998 Proxy Statement filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A and, with respect to Identification of Executive Officers, to "Part I, Item
1. Business- Executive Officers" herein.

    OE, CEI and TE
    --------------

          W. R. Holland, H. P. Burg and A. J. Alexander are the
Directors of OE, CEI, and TE since the Ohio Edison-Centerior merger. Information concerning these individuals is shown in the "Executive Officers" section of Item 1.

    Penn
    ----

          The present term of office of each Penn director extends until the next succeeding annual meeting of stockholders and until his successor is elected and shall qualify.

          The Penn executive officers are elected at the annual organization meeting of the Penn Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

H. Peter Burg -Age 51

  President and Chief Financial Officer of the Company; and President of OE, CEI and TE since 1997.
  President, Chief Operating Officer and Chief Financial Officer of OE from 1996 to 1997. Senior Vice President and Chief Financial Officer of OE from 1989 to 1996. President of Penn from 1994 to 1995. Director of Penn since 1989. Mr. Burg is also a director of the Company, OE, CEI and TE.

Willard R. Holland -Age 61

  Chairman of the Board and Chief Executive Officer of the Company since 1997.
  Chairman of the Board and Chief Executive Officer, and Chief Financial Officer of Penn, since 1993. Chairman of the Board and Chief Executive Officer of OE, from 1996 to 1997. President and Chief Executive Officer of OE, from 1993 to 1996. President and Chief Operating Officer of OE from 1991 to 1993. Director of Penn since 1991. Mr. Holland is also a director of the Company, OE, CEI, TE and A. Schulman, Inc.

R. Joseph Hrach -Age 49

  President of Penn since 1996. Division Manager, Stark Division, of OE from 1991 to 1996. Director of Penn since 1996.

Joseph J. Nowak -Age 66

  Retired. Consultant to Armco Inc. during 1993 and Vice
  President during 1992 of Armco Inc., and Executive Vice
  President-Operations from 1988 to 1992 of Cyclops Industries,
  Inc., manufacturers of steel products. Cyclops Industries, Inc.
  merged with Armco Inc. in 1992. Director of Penn since 1982.

Jack E. Reed -Age 55

  Vice President of Penn since 1992. Director of Penn since 1992.

Richard L. Werner -Age 66

  Retired in 1997 as Chairman of the Board, President, and Chief
  Executive Officer of Werner Co., Inc., manufacturer of aluminum extrusions, ladders and scaffolding. Director of Penn since
  1993.

Robert P. Wushinske -Age 58

  Secretary and General Counsel of Penn since 1994 and Vice
  President and Treasurer of Penn since 1987.

David W. McKean -Age 45

  Director, Budget and Financial Reporting Services of the
  Company since 1997. Comptroller of Penn since 1992.

ITEM 11.  EXECUTIVE COMPENSATION

FirstEnergy - The information required by this item is incorporated herein by reference to the Company's 1998 Proxy
  Statement filed with the SEC pursuant to Regulation 14A.

OE CEI and TE - The information required by this item follows:

                                   SUMMARY EXECUTIVE COMPENSATION TABLE

                                     Annual Compensation
                                 -----------------------------------
                                                                       Long-Term
       Name and                                                       Compensation   All Other
  Principal Position             Year    Salary       Bonus    Other     Payouts    Compensation
  ------------------             ----    ------       -----    -----  ------------  ------------
H. Peter Burg               (1)
  President

Anthony J. Alexander        (1)
  Executive Vice President
  and General Counsel

Earl T. Carey               (1)
  Vice President

John A. Gill                (1)
  Vice President

Fred J. Lange, Jr.          (2)  1997    $222,946    $  18,000   $0      $ 8,665        $5,241
  Vice President                 1996     215,020      100,000    0            0         6,447
                                 1995     201,220            0    0            0         6,369
Robert J. Farling           (3)

Murray R. Edelman           (4)  1997    $265,044    $  21,204    $0     $15,754        $5,871
                                 1996     265,044      100,000     0           0         6,141
                                 1995     265,044            0     0           0         6,136

(1)  The compensation of Messrs. Burg, Alexander, Carey and Gill, who are also officers of the Company, are incorporated herein by reference to the Company's 1998 Proxy Statement filed with the SEC pursuant to Regulation 14A.

(2)  Mr. Lange was Vice President of CEI and President of TE until consummation of the merger in 1997.
     His compensation for services rendered in 1997 as Senior Vice President of Centerior Energy
     Corporation was comprised of his base salary of $222,946, an incentive award of $18,000 pursuant to
     Centerior's Executive Incentive Compensation Plan, and payment of $8,665 for long-term Deferred
     Incentive Units issued in 1992. The "All-Other Compensation" amount of $5,241 represents the portion of premiums for life, accident, personal liability, and supplemental retirement insurance benefits paid by Centerior to Mr. Lange to the extent those benefits exceeded that which was uniformly available to salaried employees under Centerior's benefit plans. Mr.  Lange also exercised stock options with respect to 26,250 shares of common stock in 1997, realizing $124,359.
     At December 31, 1997, there were 43,450 shares of underlying unexercised options with a value of
     $97,136 all of which are exercisable.

(3)  Mr. Farling was Chairman of the Board and Chief Executive Officer of CEI and TE in the 1997
     pre-merger period. His compensation is incorporated herein by reference to the Company's 1998 Proxy
     Statement filed with the SEC pursuant to Regulation 14A..

(4)  Mr. Edelman was President of CEI and Vice Chairman of the Board of TE until consummation of merger in 1997.

     His compensation for services rendered in 1997 as Executive Vice President of Centerior Energy
     Corporation was comprised of his base salary of $265,044, an incentive award of $221,204 pursuant to Centerior's Executive Incentive Compensation Plan, and payment of $15,754 for long-term Deferred
     Incentive Units issued in 1992. The "All-Other Compensation" amount of $5,871 represents the portion of premiums for life, accident, personal liability, and supplemental retirement insurance benefits paid by Centerior to Mr. Edelman to the extent those benefits exceeded that which was uniformly available to salaried employees under Centerior's benefit plans.

     Following his termination of employment on January 31, 1998, payments were made to Mr. Edelman consistent with the terms of a special severance agreement applying to certain Centerior executives. These included a severance benefit of $1,237,842, a payment of $23,180 for benefit continuation, and a makeup pension benefit of $1,186,590 based on the assumption that he would have continued to work until age 62. In addition, a payment was made to reimburse him, on an after-tax basis, for the excise tax payments withheld from the above payments. Consistent with Mr. Edelman's experience in the electric utility industry, Mr. Edelman has agreed to act as a consultant to the
     Company for a twenty-four month period beginning February 1, 1998. His monthly fees for those services will be $10,000.


             CERTAIN SEVERANCE PAY AGREEMENTS

          Information related to severance pay agreements with each of Messrs. Holland, Burg, Alexander and Gill are incorporated herein by reference to the Company's 1998 Proxy Statement. In 1996, Centerior entered into a severance pay agreement with Mr. Lange providing for the payment of severance benefits in the event that his employment was to terminate other than for cause, death or disability as a result of a merger. This agreement was extended to November 7, 1998. The severance agreement provided that in the event of a termination of employment (other than for cause, death or disability), he shall be entitled to receive a payment equal to three times his base salary. In addition, (i) certain benefit plans would be continued for three years following termination, (ii) he would be entitled to a payment reflecting the retirement benefit he would have been entitled to had his employment continued for the three-year period following termination of his employment, and (iii) certain additional payments will be made to him if he is subject to an excise tax.

Penn - The information required by this item follows:
----


                                 SUMMARY EXECUTIVE COMPENSATION TABLE
                                        Annual Compensation
                                 ---------------------------------  Long-Term
       Name and                                                    Compensation  All Other
   Principal Position            Year    Salary     Bonus   Other(1) Payouts(2) Compensation(3)
   ------------------            ----    ------     -----   -------  ---------- ---------------
Willard R. Holland               1997  $ 117,449  $ 57,909  $   113  $   35,919  $ 17,269
  Chairman of the Board and      1996    103,332    42,639      126      12,420    14,461
  Chief Executive Officer        1995    100,473    35,907      281       5,294     7,701

Jack E. Reed                     1997    123,759    23,702      244       9,039     7,951
  Vice President                 1996    121,900    27,783      623       5,606     7,371
                                 1995    117,619    26,247       28       2,683     6,042

R. Joseph Hrach                  1997    144,249    26,807    3,473           0     7,367
  President (4)                  1996     64,165    26,820   10,770           0     4,901
                                 1995          0         0        0           0         0

Robert P. Wushinske              1997    120,927    27,037      200           0     5,967
  Vice President, Secretary,     1996    116,773    27,882      102           0     6,230
  Treasurer and General Counsel  1995    112,738    21,774      113           0     5,652

  (1)  Consists of reimbursement for income tax obligations on Executive Indemnity Program premium and on perquisites.

  (2)  These amounts represent cash payouts of the portion of 1993 Executive Incentive Compensation Plan annual award previously deferred into a Common Stock Equivalent Account.

  (3)  For 1997, amount is comprised of (1) matching FirstEnergy common stock contributions under the tax qualified Savings Plan: Holland - $1,425; Hrach - $6,112; Reed - $5,133; Wushinske - $5,021;
       (2) the current dollar value of Penn's portion of the premiums paid in 1997 for insurance policies under the Executive Supplemental Life Plan: Holland - $3,257;Hrach - $1,255; Reed -
       $1,333; Wushinske - $946; (3) above market interest earned under the Executive Deferred
       Compensation Plan: Holland - $12,587; Reed - $1,464; and (4) a portion of the Executive Indemnity
       Program premium reportable as income: Reed - $21.

  (4)  Mr. Hrach became President on July 1,1996, and his salary for 1996 reflects the amount paid by
       Penn since that date.

              LONG-TERM INCENTIVE PLAN TABLE
                AWARDS IN LAST FISCAL YEAR

                    1997 Target    Equivalent                        Estimated Future Payouts Under
                     Long-Term     Number of   Performance or Other    Non-Stock Price Based Plan
                      Incentive   Performance     Period Until        (Number of Performance Shares)
      Name          Opportunity      Shares    Maturation or Payout --------------------------------
      ----          -----------   -----------  --------------------    Below
                                                                    Threshold  Threshold  Target Maximum
                                                                    ---------  ---------  ------ -------
W. R. Holland-CEO     $70,512         3,141           4 years          -0-        1,570    3,141  4,711
J. E. Reed             12,228           545           4 years          -0-          272      545    817
R.  P. Wushinske         4,431           197           4 years          -0-           99      197    296


          Each executive's 1997 target long-term incentive opportunity was converted into performance shares equal to an equivalent number of shares of FirstEnergy's common stock based on the average price of such stock during December 1996, and will be held in a Common Stock Equivalent Account through 2000. The Common Stock Equivalent Account was converted to FirstEnergy common stock upon the consummation of the merger of OE and Centerior Energy Corporation. At the end of this four-year performance period, this Common Stock Equivalent Account will be valued based on the average price of FirstEnergy's common stock during December 2000 and as if any dividends that would have been paid on such stock during the performance period had been reinvested on the date paid. This value may be increased or decreased based upon the total return of FirstEnergy's common stock relative to the Edison Electric Institute's Index of Investor-owned Electric Utility Companies (Index) during the period. If an executive retires, dies or otherwise leaves the employment of the Company prior to the end of the four-year period, the value will be further proportionally decreased based on the number of months worked during the period. However, an executive must work at least twelve months during the four-year period to be eligible for an award payout. The final value of an executive's account, if any, will be paid to the executive in cash early in the year 2001.

          The final value of an executive's account may range from zero to 150% of the target amount. The maximum amount in the above table is equal to 150% of the target 1997 long-term incentive opportunity and will be earned if FirstEnergy's total shareholder return is in the top 15% compared to the Index noted above. An amount equal to 100% of the target 1997 long-term incentive opportunity will be earned if FirstEnergy's total shareholder return is in the 38th percentile compared to the Index. The threshold amount is equal to 50% of the target 1997 long-term incentive opportunity and will be earned if FirstEnergy's total shareholder return is in the 60th percentile compared to the Index. Payouts for a total shareholder return ranking between the 15th percentile and 60th percentile will be interpolated. However, there will be no long-term award payouts if FirstEnergy's total shareholder return compared to the Index falls below the 60th percentile.

Supplemental Executive Retirement Plan

          Penn participates in the FirstEnergy System
Supplemental Executive Retirement Plan. Mr. Holland is the only executive officer listed above who is eligible to participate in the Plan. At normal retirement, eligible senior executives of Penn who have five or more years of service with the FirstEnergy System are provided a retirement benefit equal to the greater of 65 percent of their highest annual salary from Penn, or 55 percent of the average of their highest three consecutive years of salary plus annual incentive awards paid after January 1, 1996 and paid prior to retirement, reduced by the executive's pensions under tax-qualified pension plans of Penn or other employers, any supplementary pension under Penn's Executive Deferred Compensation Plan, and social security benefits. Subject to exceptions that might be made in specific cases, senior executives retiring prior to age 65, or with less than five years of service, or both, may receive a similar but reduced benefit. This Plan also provides for disability and surviving spouse benefits. As of the end of 1997, the estimated annual retirement benefits at age 65 from all of the above sources was $76,963 for Mr. Holland.

Pension Plan

          The Company's trusteed noncontributory Pension Plan covers substantially all full-time employees including officers of the Company. Pension benefits are determined using a formula based on a Pension Plan participant's years of accrued service and average rate of monthly earnings for the highest 60 months of the last 120 months of accrued service immediately preceding retirement or termination of service.

          Compensation covered by the Pension Plan consists of basic cash wages and compensation deferred through the Savings Plan up to the maximum amount permitted under the Internal Revenue Code of 1986, as adjusted in accordance with regulations. This amount was $160,000 per year for 1997 and $160,000 per year for 1998. In addition, a supplementary pension benefit may be payable to participants in the Executive Deferred Compensation Plan. Compensation for 1997 covered by these two plans for the officers shown in the Executive Compensation Table who are not currently participants in the FirstEnergy System Supplemental Executive Retirement Plan is shown under the Salary column of the Table. The credited years of service for these same officers are
as follows: J. E. Reed -31 years;   and R. P. Wushinske -24
years.

          The following table shows the estimated annual amounts payable upon retirement as pension benefits under the Pension Plan and the supplemental pension benefit under the Executive Deferred Compensation Plan, based on specified compensation and years of credited service classifications, assuming continuation of both such present Plans and employment until age 65. Retirement prior to age 62 results in a reduction of pension benefits. The amounts shown are subject to a reduction based on an individual's covered compensation, date of birth and years of credited service as defined by the Pension Plan and its optional survivorship provision.

                          Estimated Annual Retirement Payment from the
                        Pension Plan and the Annual Supplementary Pension
                     Benefit under the Executive Deferred Compensation Plan
     Applicable      15 Years      25 Years       35 Years        45 Years
  Annual Earnings     Service       Service        Service         Service
  ---------------     -------       -------        -------         -------
     $120,000         $31,959       $50,865        $64,970        $ 78,170
      130,000          34,809        55,415         70,820          85,120
      140,000          37,659        59,965         76,670          92,070
      150,000          40,509        64,515         82,520          99,060
      160,000          43,359        69,065         88,370         105,970
      170,000          46,209        73,615         94,220         112,920

</TABLE


Compensation Committee Interlocks and Insider Participation in
Compensation Decisions

          The Penn Board of Directors has no compensation committee. The Penn Board of Directors, other than Mr. Holland, establishes the compensation of Mr. Holland as chief executive officer; Mr. Holland establishes the compensation of the other executive officers of Penn. During 1997 Mr. Holland served as a director of the Company and H. Peter Burg served as an executive officer of the Company and as a director of Penn. In his capacity as a director of Penn, Mr. Burg participated in decisions relating to the compensation of Mr. Holland.

Compensation of Directors

          Directors who are not employees of the Companies receive an annual retainer of $4,200 and 100 shares of FirstEnergy Common Stock for each full year of service. Such directors are also paid a meeting fee of $375 for each board meeting attended and are reimbursed for expenses for the attendance thereof, if any. Directors who are also employees of Penn or of OE or FirstEnergy receive no compensation for serving as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

FirstEnergy -  The information required by this item is
-----------
               incorporated herein by reference to the Company's
               1998 Proxy Statement filed with the SEC pursuant
               to Regulation 14A.

  (a)  Security Ownership of Certain Beneficial Owners at March
       30, 1998:

  OE, CEI, TE and Penn - The information required by this item
  --------------------   follows:



                       Name and Address of        Amount and Nature of    Percent
      Title of Class    Beneficial Owner          Beneficial Ownership    of Class
      --------------   -------------------        --------------------    --------
OE
--
      Common Stock,    FirstEnergy Corp.        100 shares held directly    100%
      $9 par value     76 South Main Street
                       Akron, Ohio 44308

CEI
---
      Common Stock     FirstEnergy Corp.        79,590,689 shares           100%
      No par value     76 South Main Street     held directly
                       Akron, Ohio 444308

TE
--
      Common Stock      FirstEnergy Corp.       39,133,887 shares           100%
      $5 par value      76 South Main Street    held directly
                        Akron, Ohio 44308

Penn
----
      Common Stock,     Ohio Edison Company     6,290,000 shares            100%
      $30 par value     76 South Main Street    held directly
                        Akron, Ohio 44308


  (b)  Security Ownership of Management at December 31, 1997:

OE, CEI, TE
-----------

         The information required by this item for all individuals with the exception of Messrs. Lange and Edelman is incorporated herein by reference to the Company's 1998 Proxy Statement filed with the SEC pursuant to Regulation 14A. Messrs. Lange and Edelman hold 5,964 and 4,974 shares, respectively, of FirstEnergy Common Stock as of December 31, 1997.

Penn
----

                          Title of Class                       Percent of Class
                          --------------                       ----------------
                           FirstEnergy       Nature of           FirstEnergy          Common
                           Common Stock      Beneficial             Common             Stock
                          No. of Shares       Ownership             Stock           Equivalents*
                          --------------     ----------             -----           ------------
H. P. Burg                     10,983   Direct or Indirect   Less than one percent    21,079
W. R. Holland                   8,605          "                     "                61,833
R. J. Hrach                     1,899          "                     "                 2,001
J. J. Nowak                     1,348          "                     "
J. E. Reed                      4,481          "                     "                 2,351
R. L. Werner                      562
R. P. Wushinske                 2,455          "                     "                   691
All directors and executive
  officers as a group          32,323          "                     "                88,425

  *  Common Stock Equivalents are the cumulative number of performance shares credited to each executive officer as of December 31, 1997. These performance shares are the portion of the 1993 and 1994 annual incentive awards under the Executive Incentive Compensation Plan that were deferred for four years, and the 1995, 1996 and 1997 long-term incentive opportunities that were deferred for four years under such Plan. For a detailed explanation of the Plan, see the footnote to the Long-Term
     Incentive Plan Table. Such performance shares do not have voting rights or other rights associated with ownership.


  (c)  Changes in Control: Not applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FirstEnergy -  The information required by this item is
-----------
               incorporated herein by reference to the Company's
               1998 Proxy Statement filed with the SEC pursuant to Regulation 14A.

OE, CEI, TE and Penn - The information required by this item
--------------------   follows:

    None.
                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  1.  Financial Statements

          Included in Part II of this report and incorporated herein by reference to the respective company's 1997 Annual
Report to Stockholders (Exhibit 13 below) at the pages indicated.

                                                                         FE    OE  Penn  CEI    TE
                                                                         --    --  ----  ---    --

Report of Independent Public Accountants .                               16    29   16   30     30
Statements of Income--Three Years Ended December 31, 1997                22     8    5    8      8
Balance Sheets--December 31, 1997 and 1996                               23     9    6    9      9
Statements of Capitalization--December 31, 1997 and 1996               24-26  10-11  7  10-11  10-11
Statements of Retained Earnings--Three Years Ended December 31, 1997     27    12    8   12     12
Statements of Capital Stock and Other Paid-In Capital--
  Three Years Ended December 31, 1997                                    27    12    8   12     12
Statements of Cash Flows--Three Years Ended December 31, 1997            28    13    9   13     13
Statements of Taxes--Three Years Ended December 31, 1997                 29    14   10   14     14
Notes to Financial Statements                                          30-38   15   11   15     15

</TABLE


  2.  Financial Statement Schedules

      Included in Part IV of this report:

                                      FE   OE   Penn   CEI   TE

  Report of Independent Public
    Accountants                       52   53    56    54    55
  Schedule - Three Years Ended
    December 31, 1997:

  II  --  Valuation and
          Qualifying Accounts         57   58    61    59    60


Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3.  Exhibits - FirstEnergy

Exhibit
Number
------

          4-1 - Rights Agreement (December 1, 1997 Form 8-
                K, Exhibit 4.1)

      (A) 13 - 1997 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

      (A)  21 - List of Subsidiaries of the Registrant at
                December 31, 1997.

      (A)  23 - Consent of Independent Public Accountants.

      (A)  27 - Financial Data Schedule.

      (A) Provided herein in electronic format as an exhibit.

3.  Exhibits - Ohio Edison

Exhibit
Number
-------

          2-1 - Agreement and Plan of Merger, dated as of September 13, 1996, between Ohio Edison
                Company (OE) and Centerior Energy
                Corporation. (September 17, 1996 Form 8-K,
                Exhibit 2-1.)

          3-1 - Amended Articles of Incorporation,
                Effective June 21, 1994, constituting OE's
                Articles of Incorporation. (1994 Form 10-
                K, Exhibit 3-1)

          3-2 - Code of Regulations of OE as amended
                April 24, 1986. (Registration No. 33-5081,
                Exhibit (4)(d).)

     (B)  4-1 - Indenture dated as of August 1, 1930 between
                OE and Bankers Trust Company, as Trustee, as amended and supplemented by Supplemental
                Indentures



     Dated as of                File Reference                 Exhibit No.
    ------------                --------------                 -----------

  March 3, 1931            2-1725                           B-1,B-1(a),B-1(b)
  November 1, 1935         2-2721                           B-4
  January 1, 1937          2-3402                           B-5
  September 1, 1937        Form 8-A                         B-6
  June 13, 1939            2-5462                           7(a)-7
  August 1, 1974           Form 8-A, August 28, 1974        2(b)
  July 1, 1976             Form 8-A, July 28, 1976          2(b)
  December 1, 1976         Form 8-A, December 15, 1976      2(b)
  June 15, 1977            Form 8-A, June 27, 1977          2(b)
  Supplemental Indentures:
  September 1, 1944        2-61146                          2(b)(2)
  April 1, 1945            2-61146                          2(b)(2)
  September 1, 1948        2-61146                          2(b)(2)
  May 1, 1950              2-61146                          2(b)(2)
  January 1, 1954          2-61146                          2(b)(2)
  May 1, 1955              2-61146                          2(b)(2)
  August 1, 1956           2-61146                          2(b)(2)
  March 1, 1958            2-61146                          2(b)(2)
  April 1, 1959            2-61146                          2(b)(2)
  June 1, 1961             2-61146                          2(b)(2)
  September 1, 1969        2-34351                          2(b)(2)
  May 1, 1970              2-37146                          2(b)(2)
  September 1, 1970        2-38172                          2(b)(2)
  June 1, 1971             2-40379                          2(b)(2)
  August 1, 1972           2-44803                          2(b)(2)
  September 1, 1973        2-48867                          2(b)(2)
  May 15, 1978             2-66957                          2(b)(4)
  February 1, 1980         2-66957                          2(b)(5)
  April 15, 1980           2-66957                          2(b)(6)
  June 15, 1980            2-68023                          (b)(4)(b)(5)
  October 1, 1981          2-74059                          (4)(d)
  October 15, 1981         2-75917                          (4)(e)
  February 15, 1982        2-75917                          (4)(e)
  July 1, 1982             2-89360                          (4)(d)
  March 1, 1983            2-89360                          (4)(e)
  March 1, 1984            2-89360                          (4)(f)
  September 15, 1984       2-92918                          (4)(d)
  September 27, 1984       33-2576                          (4)(d)
  November 8, 1984         33-2576                          (4)(d)
  December 1, 1984         33-2576                          (4)(d)
  December 5, 1984         33-2576                          (4)(e)
  January 30, 1985         33-2576                          (4)(e)
  February 25, 1985        33-2576                          (4)(e)
  July 1, 1985             33-2576                          (4)(e)
  October 1, 1985          33-2576                          (4)(e)
  January 15, 1986         33-8791                          (4)(d)
  May 20, 1986             33-8791                          (4)(d)
  June 3, 1986             33-8791                          (4)(e)
  October 1, 1986          33-29827                         (4)(d)
  August 25, 1989          33-34663                         (4)(d)
  February 15, 1991        33-39713                         (4)(d)
  May 1, 1991              33-45751                         (4)(d)
  May 15, 1991             33-45751                         (4)(d)
  September 15, 1991       33-45751                         (4)(d)
  April 1, 1992            33-48931                         (4)(d)
  June 15, 1992            33-48931                         (4)(d)
  September 15, 1992       33-48931                         (4)(e)
  April 1, 1993            33-51139                         (4)(d)
  June 15, 1993            33-51139                         (4)(d)
  September 15, 1993       33-51139                         (4)(d)
  November 15, 1993        1-2578                           (4)(2)
  April 1, 1995            1-2578                           (4)(2)
  May 1, 1995              1-2578                           (4)(2)
  July 1, 1995             1-2578                           (4)(2)


</TABLE


          10-1 - Administration Agreement between the CAPCO
                 Group dated as of September 14, 1967.
                 (Registration No. 2-43102, Exhibit
                 5(c)(2).)

          10-2 - Amendment No. 1 dated January 4, 1974 to
                 Administration Agreement between the CAPCO
                 Group dated as of September 14, 1967.
                 (Registration No. 2-68906, Exhibit
                 5(c)(3).)

          10-3 - Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-43102, Exhibit
                 5(c)(3).)

          10-4 - Amendment No. 1 dated as of January 1, 1993 to Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (1993 Form 10-K,
                 Exhibit 10 -4.)

          10-5 - Agreement for the Termination or
                 Construction of Certain Agreements
                 effective September 1, 1980 among the CAPCO
                 Group. (Registration No. 2-68906, Exhibit
                 10-4.)

          10-6 - Amendment dated as of December 23, 1993 to Agreement for the Termination or Construction of Certain Agreements effective September 1, 1980 among the CAPCO
                 Group. (1993 Form 10-K, Exhibit 10-6.)

          10-7 - CAPCO Basic Operating Agreement, as amended
                 September 1, 1980. (Registration
                 No. 2-68906, Exhibit 10-5.)

          10-8 - Amendment No. 1 dated August 1, 1981, and
                 Amendment No. 2 dated September 1, 1982 to
                 CAPCO Basic Operating Agreement, as amended
                 September 1, 1980. (September 30, 1981
                 Form 10-Q, Exhibit 20-1 and 1982 Form 10-K,
                 Exhibit 19-3, respectively.)

          10-9 - Amendment No. 3 dated July 1, 1984 to CAPCO
                 Basic Operating Agreement, as amended
                 September 1, 1980. (1985 Form 10-K, Exhibit
                 10-7.)

         10-10 - Basic Operating Agreement between the
                 CAPCO Companies as amended October 1, 1991.
                (1991 Form 10-K, Exhibit 10-8.)

         10-11 - Basic Operating Agreement between the CAPCO
                 Companies as amended January 1, 1993. (1993
                 Form 10-K, Exhibit 10-11.)

         10-12 - Memorandum of Agreement effective as of September 1, 1980 among the CAPCO Group.
                 (1982 Form 10-K, Exhibit 19-2.)

         10-13 - Operating Agreement for Beaver Valley Power
                 Station Units Nos. 1 and 2 as Amended and
                 Restated September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K,
                 Exhibit 10-15.)

         10-14 - Construction Agreement with respect to
                 Perry Plant between the CAPCO Group dated as of July 22, 1974. (Registration No. 2-
                 52251 of Toledo Edison Company, Exhibit
                 5(yy).)

         10-15 - Participation Agreement No. 1 relating to the financing of the development of certain coal mines, dated as of October 1, 1973, among Quarto Mining Company, the CAPCO
                 Group, Energy Properties, Inc., General
                 Electric Credit Corporation, the Loan
                 Participants listed in Schedules A and B thereto, Central National Bank of
                 Cleveland, as Owner Trustee, National City
                 Bank, as Loan Trustee, and Owner Trustee,
                 National City Bank, as Loan Trustee, and
                 National City Bank, as Bond Trustee.
                 (Registration No. 2-61146, Exhibit
                 5(e)(1).)

        10-16 -  Amendment No. 1 dated as of September 15,
                 1978 to Participation Agreement No. 1 dated as of October 1, 1973 among Quarto Mining
                 Company, the CAPCO Group, Energy
                 Properties, Inc., General Electric Credit
                 Corporation, the Loan Participants listed in Schedules A and B thereto, Central
                 National Bank of Cleveland as Owner
                 Trustee, National City Bank as Loan Trustee and National City Bank as Bond Trustee.
                 (Registration No. 2-68906 of Pennsylvania
                 Power Company, Exhibit 5(e)(2).)

         10-17 - Participation Agreement No. 2 relating to the financing of the development of certain coal mines, dated as of August 1, 1974, among Quarto Mining Company, the CAPCO
                 Group, Energy Properties, Inc., General
                 Electric Credit Corporation, the Loan
                 Participants listed in Schedules A and B thereto, Central National Bank of
                 Cleveland, as Owner Trustee, National City
                 Bank, as Loan Trustee, and National City
                 Bank, as Bond Trustee. (Registration No. 2-
                 53059, Exhibit 5(h)(2).)

         10-18 - Amendment No. 1 dated as of September 15,
                 1978 to Participation Agreement No. 2 dated as of August 1, 1974 among Quarto Mining
                 Company, the CAPCO Group, Energy
                 Properties, Inc., General Electric Credit
                 Corporation, the Loan Participants listed in Schedules A and B thereto, Central
                 National Bank of Cleveland as Owner
                 Trustee, National City Bank as Loan Trustee and National City Bank as Bond Trustee.
                 (Registration No. 2-68906 of Pennsylvania
                 Power Company, Exhibit 5(e)(4).)

         10-19 - Participation Agreement No. 3 dated as of
                 September 15, 1978 among Quarto Mining
                 Company, the CAPCO Companies, Energy
                 Properties, Inc., General Electric Credit
                 Corporation, the Loan Participants listed in Schedules A and B thereto, Central
                 National Bank of Cleveland as Owner
                 Trustee, and National City Bank as Loan
                 Trustee and Bond Trustee. (Registration No.
                 2-68906 of Pennsylvania Power Company,
                 Exhibit 5(e)(5).)

         10-20 - Participation Agreement No. 4 dated as of
                 October 31, 1980 among Quarto Mining
                 Company, the CAPCO Group, the Loan
                 Participants listed in Schedule A thereto and National City Bank as Bond Trustee.
                 (Registration No. 2- 68906 of Pennsylvania
                 Power Company, Exhibit 10-16.)

         10-21 - Participation Agreement dated as of May 1,
                 1986, among Quarto Mining Company, the
                 CAPCO Companies, the Loan Participants
                 thereto, and National City Bank as Bond
                 Trustee. (1986 Form 10-K, Exhibit 10-22.)

         10-22 - Participation Agreement No. 6 dated as of
                 December 1, 1991 among Quarto Mining
                 Company, The Cleveland Electric
                 Illuminating Company, Duquesne Light
                 Company, Ohio Edison Company, Pennsylvania
                 Power Company, the Toledo Edison Company, the Loan Participants listed in Schedule A thereto, National City Bank, as Mortgage
                 Bond Trustee and National City Bank, as
                 Refunding Bond Trustee. (1991 Form 10-K,
                 Exhibit 10-19.)

         10-23 - Agreement entered into as of October 20,
                 1981 among the CAPCO Companies regarding the use of Quarto coal at Mansfield Units
                 1, 2 and 3. (1981 Form 10-K, Exhibit 20-1.)

         10-24 - Restated Option Agreement dated as of May
                 1, 1983 by and between the North American
                 Coal Corporation and the CAPCO Companies.
                 (1983 Form 10-K, Exhibit 19-1.)

         10-25 - Trust Indenture and Mortgage dated as of
                 October 1, 1973 between Quarto Mining
                 Company and National City Bank, as Bond
                 Trustee, together with Guaranty dated as of October 1, 1973 with respect thereto by the CAPCO Group. (Registration No. 2-61146,
                 Exhibit 5(e)(5).)

         10-26 - Amendment No. 1 dated August 1, 1974 to
                 Trust Indenture and Mortgage dated as of October 1, 1973 between Quarto Mining
                 Company and National City Bank, as Bond
                 Trustee, together with Amendment No. 1
                 dated August 1, 1974 to Guaranty dated as of October 1, 1973 with respect thereto by the CAPCO Group. (Registration No. 2-53059,
                 Exhibit 5(h)(2).)

         10-27 - Amendment No. 2 dated as of September 15,
                 1978 to the Trust Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National
                 City Bank, as Bond Trustee, together with
                 Amendment No. 2 dated as of September 15,
                 1978 to Guaranty dated as of October 1,
                 1973 with respect to the CAPCO Group.
                 (Registration No. 2-68906 of Pennsylvania
                 Power Company, Exhibits 5(e)(11) and
                 5(e)(12).)

         10-28 - Amendment No. 3 dated as of October 31,
                 1980, to Trust Indenture and Mortgage dated as of October 1, 1973, as amended between Quarto Mining Company and National City
                 Bank as Bond Trustee. (Registration No. 2-
                 68906 of Pennsylvania Power Company,
                 Exhibit 10-16.)

         10-29 - Amendment No. 4 dated as of July 1, 1985 to the Trust Indenture and Mortgage dated as of October 1, 1973, as amended between Quarto Mining Company and National City
                 Bank as Bond Trustee. (1985 Form 10-K,
                 Exhibit 10-28.)

         10-30 - Amendment No. 5 dated as of May 1, 1986, to the Trust Indenture and Mortgage between Quarto and National City Bank as Bond
                 Trustee. (1986 Form 10-K, Exhibit 10-30.)

         10-31 - Amendment No. 6 dated as of December 1,
                 1991, to the Trust Indenture and Mortgage dated as of October 1, 1973, between Quarto
                 Mining Company and National City Bank, as
                 Bond Trustee. (1991 Form 10-K, Exhibit 10-
                 28.)

         10-32 - Trust Indenture dated as of December 1,
                 1991, between Quarto Mining Company and
                 National City Bank, as Bond Trustee. (1991
                 Form 10-K, Exhibit 10-29.)

         10-33 - Amendment No. 3 dated as of October 31,
                 1980 to the Bond Guaranty dated as of
                 October 1, 1973, as amended, with respect to the CAPCO Group. (Registration No. 2-
                 68906 of Pennsylvania Power Company,
                 Exhibit 10-16.)

         10-34 - Amendment No. 4 dated as of July 1, 1985 to the Bond Guaranty dated as of October 1, 1973, as amended, by the CAPCO Companies to National City Bank as Bond Trustee. (1985
                 Form 10-K, Exhibit 10-30.)

         10-35 - Amendment No. 5 dated as of May 1, 1986, to the Bond Guaranty by the CAPCO Companies to National City Bank as Bond Trustee. (1986
                 Form 10-K, Exhibit 10-33.)

         10-36 - Amendment No. 6A dated as of December 1,
                 1991, to the Bond Guaranty dated as of
                 October 1, 1973, by The Cleveland Electric
                 Illuminating Company, Duquesne Light
                 Company, Ohio Edison Company, Pennsylvania
                 Power Company, the Toledo Edison Company to
                 National City Bank, as Bond Trustee. (1991
                 Form 10-K, Exhibit 10-33.)

         10-37 - Amendment No. 6B dated as of December 30,
                 1991, to the Bond Guaranty dated as of
                 October 1, 1973 by The Cleveland Electric
                 Illuminating Company, Duquesne Light
                 Company, Ohio Edison Company, Pennsylvania
                 Power Company, the Toledo Edison Company to
                 National City Bank, as Bond Trustee. (1991
                 Form 10-K, Exhibit 10-34.)

         10-38 - Bond Guaranty dated as of December 1, 1991, by The Cleveland Electric
                 Company, Duquesne Light Company, Ohio
                 Edison Company, Pennsylvania Power Company, the Toledo Edison Company to National City
                 Bank, as Bond Trustee. (1991 Form 10-K,
                 Exhibit 10-35.)

         10-39 - Open end Mortgage dated as of October 1,
                 1973 between Quarto Mining Company and the
                 CAPCO Companies and Amendment No. 1
                 thereto, dated as of September 15, 1978.
                 (Registration No. 2-68906 of Pennsylvania
                 Power Company, Exhibit 10-23.)

         10-40 - Repayment and Security Agreement and
                 Assignment of Lease dated as of October 1, 1973 between Quarto Mining Company and Ohio
                 Edison Company as Agent for the CAPCO
                 Companies and Amendment No. 1 thereto,
                 dated as of September 15, 1978. (1980 Form
                 10-K, Exhibit 20-2.)

         10-41 - Restructuring Agreement dated as of April
                 1, 1985 among Quarto Mining Company, the
                 Company and the other CAPCO Companies,
                 Energy Properties, Inc., General Electric
                 Credit Corporation, the Loan Participants signatories thereto, Central National Bank of Cleveland, as Owner Trustee and National
                 City Bank as Loan Trustee and Bond Trustee.
                 (1985 Form 10-K, Exhibit 10-33.)

         10-42 - Unsecured Note Guaranty dated as of July 1,
                 1985 by the CAPCO Companies to General
                 Electric Credit Corporation. (1985 Form 10-
                 K, Exhibit 10-34.)

         10-43 - Memorandum of Understanding dated March 31,
                 1985 among the CAPCO Companies. (1985 Form
                 10-K, Exhibit 10-35.)

    (C)  10-44 - Ohio Edison System Executive Supplemental
                 Life Insurance Plan. (1995 Form 10-K,
                 Exhibit 10-44.)

    (C)  10-45 - Ohio Edison System Executive Incentive
                 Compensation Plan. (1995 Form 10-K, Exhibit
                 10-45.)
    (C)  10-46 - Ohio Edison System Restated and Amended
                 Executive Deferred Compensation Plan. (1995
                 Form 10-K, Exhibit 10-46.)

    (C)  10-47 - Ohio Edison System Restated and Amended
                 Supplemental Executive Retirement Plan.
                 (1995 Form 10-K, Exhibit 10-47.)

    (C)  10-48 - Severance pay agreement between Ohio Edison
                 Company and W. R. Holland. (1995 Form 10-K,
                 Exhibit 10-48.)

    (C)  10-49 - Severance pay agreement between Ohio Edison
                 Company and H. P. Burg. (1995 Form 10-K,
                 Exhibit 10-49.)

    (C)  10-50 - Severance pay agreement between Ohio Edison
                 Company and A. J. Alexander. (1995 Form
                 10-K, Exhibit 10-50.)

    (C)  10-51 - Severance pay agreement between Ohio Edison
                 Company and J. A. Gill. (1995 Form 10-K,
                 Exhibit 10-51.)

    (D)  10-52 - Participation Agreement dated as of March
                 16, 1987 among Perry One Alpha Limited
                 Partnership, as Owner Participant, the
                 Original Loan Participants listed in
                 Schedule 1 Hereto, as Original Loan
                 Participants, PNPP Funding Corporation, as
                 Funding Corporation, The First National
                 Bank of Boston, as Owner Trustee, Irving
                 Trust Company, as Indenture Trustee and
                 Ohio Edison Company, as Lessee. (1986 Form
                 10-K, Exhibit 28-1.)

    (D)  10-53 - Amendment No. 1 dated as of September 1,
                 1987 to Participation Agreement dated as of March 16, 1987 among Perry One Alpha
                 Limited Partnership, as Owner Participant, the Original Loan Participants listed in
                 Schedule 1 thereto, as Original Loan
                 Participants, PNPP Funding Corporation, as
                 Funding Corporation, The First National
                 Bank of Boston, as Owner Trustee, Irving
                 Trust Company (now The Bank of New York), as Indenture Trustee, and Ohio Edison
                 Company, as Lessee. (1991 Form 10-K,
                 Exhibit 10-46.)

    (D)  10-54 - Amendment No. 3 dated as of May 16, 1988 to
                 Participation Agreement dated as of
                 March 16, 1987, as amended among Perry One
                 Alpha Limited Partnership, as Owner
                 Participant, PNPP Funding Corporation, The
                 First National Bank of Boston, as Owner
                 Trustee, Irving Trust Company, as Indenture
                 Trustee, and Ohio Edison Company, as
                 Lessee. (1992 Form 10-K, Exhibit 10-47.)

    (D)  10-55 - Amendment No. 4 dated as of November 1,
                 1991 to Participation Agreement dated as of March 16, 1987 among Perry One Alpha
                 Limited Partnership, as Owner Participant,
                 PNPP Funding Corporation, as Funding
                 Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First
                 National Bank of Boston, as Owner Trustee,
                 The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991
                 Form 10-K, Exhibit 10-47.)

    (D)  10-56 - Amendment No. 5 dated as of November 24,
                 1992 to Participation Agreement dated as of March 16, 1987, as amended, among Perry One
                 Alpha Limited Partnership, as Owner
                 Participant, PNPP Funding Corporation, as
                 Funding Corporation, PNPPII Funding
                 Corporation, as New Funding Corporation,
                 The First National Bank of Boston, as Owner
                 Trustee, The Bank of New York, as Indenture
                 Trustee and Ohio Edison Company as Lessee.
                 (1992 Form 10-K, Exhibit 10-49.)

    (D)  10-57 - Amendment No. 6 dated as of January 12,
                 1993 to Participation Agreement dated as of March 16, 1987 among Perry One Alpha
                 Limited Partnership, as Owner Participant,
                 PNPP Funding Corporation, as Funding
                 Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First
                 National Bank of Boston, as Owner Trustee,
                 The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992
                 Form 10-K, Exhibit 10-50.)

    (D)  10-58 - Amendment No. 7 dated as of October 12,
                 1994 to Participation Agreement dated as of March 16, 1987 as amended, among Perry One
                 Alpha Limited Partnership, as Owner
                 Participant, PNPP Funding Corporation, as
                 Funding Corporation, PNPP II Funding
                 Corporation, as New Funding Corporation,
                 The First National Bank of Boston, as Owner
                 Trustee, The Bank of New York, as Indenture
                 Trustee and Ohio Edison Company, as Lessee.
                 (1994 Form 10-K, Exhibit 10-54.)

    (D)  10-59 - Facility Lease dated as of March 16, 1987
                 between The First National Bank of Boston, as Owner Trustee, with Perry One Alpha
                 Limited Partnership, Lessor, and Ohio
                 Edison Company, Lessee. (1986 Form 10-K,
                 Exhibit 28-2.)

    (D)  10-60 - Amendment No. 1 dated as of September 1,
                 1987 to Facility Lease dated as of March
                 16, 1987 between The First National Bank of
                 Boston, as Owner Trustee, Lessor and Ohio
                 Edison Company, Lessee. (1991 Form 10-K,
                 Exhibit 10-49.)

    (D)  10-61 - Amendment No. 2 dated as of November 1,
                 1991, to Facility Lease dated as of
                 March 16, 1987, between The First National
                 Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form
                 10-K, Exhibit 10-50.)

    (D) 10-62 -  Amendment No. 3 dated as of November 24,
                 1992 to Facility Lease dated as of
                 March 16, 1987, as amended, between The
                 First National Bank of Boston, as Owner
                 Trustee, with Perry One Alpha Limited
                 Partnership, as Owner Participant and Ohio
                 Edison Company, as Lessee. (1992 Form 10-K,
                 Exhibit 10-54.)

    (D)  10-63 - Amendment No. 4 dated as of January 12,
                 1993 to Facility Lease dated as of
                 March 16, 1987 as amended, between, The
                 First National Bank of Boston, as Owner
                 Trustee, with Perry One Alpha Limited
                 Partnership, as Owner Participant, and Ohio
                 Edison Company, as Lessee. (1994 Form 10-K,
                 Exhibit 10-59.)

    (D)  10-64 - Amendment No. 5 dated as of October 12,
                 1994 to Facility Lease dated as of
                 March 16, 1987 as amended, between, The
                 First National Bank of Boston, as Owner
                 Trustee, with Perry One Alpha Limited
                 Partnership, as Owner Participant, and Ohio
                 Edison Company, as Lessee. (1994 Form 10-K,
                 Exhibit 10-60.)

    (D)  10-65 - Letter Agreement dated as of March 19, 1987
                 between Ohio Edison Company, Lessee, and
                 The First National Bank of Boston, as Owner
                 Trustee under a Trust dated March 16, 1987 with Chase Manhattan Realty Leasing
                 Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K,
                 Exhibit 28-3.)

    (D)  10-66 - Ground Lease dated as of March 16, 1987
                 between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as
                 Owner Trustee under a Trust Agreement,
                 dated as of March 16, 1987, with the Owner
                 Participant, Tenant. (1986 Form 10-K,
                 Exhibit 28-4.)

    (D)  10-67 - Trust Agreement dated as of March 16, 1987
                 between Perry One Alpha Limited
                 Partnership, as Owner Participant, and The
                 First National Bank of Boston. (1986 Form
                 10-K, Exhibit 28-5.)

    (D)  10-68 - Trust Indenture, Mortgage, Security
                 Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The
                 First National Bank of Boston, as Owner
                 Trustee under a Trust Agreement dated as of March 16, 1987 with Perry One Alpha Limited
                 Partnership, and Irving Trust Company, as
                 Indenture Trustee. (1986 Form 10-K, Exhibit
                 28-6.)

    (D)  10-69 - Supplemental Indenture No. 1 dated as of
                 September 1, 1987 to Trust Indenture,
                 Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of
                 Boston as Owner Trustee and Irving Trust
                 Company (now The Bank of New York), as
                 Indenture Trustee. (1991 Form 10-K, Exhibit
                 10-55.)

    (D)  10-70 - Supplemental Indenture No. 2 dated as of
                 November 1, 1991 to Trust Indenture,
                 Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of
                 Boston, as Owner Trustee and The Bank of
                 New York, as Indenture Trustee. (1991 Form
                 10-K, Exhibit 10-56.)

    (D)  10-71 - Tax Indemnification Agreement dated as of
                 March 16, 1987 between Perry One, Inc. and
                 PARock Limited Partnership as General
                 Partners and Ohio Edison Company, as
                 Lessee. (1986 Form 10-K, Exhibit 28-7.)

    (D)  10-72 - Amendment No. 1 dated as of November 1,
                 1991 to Tax Indemnification Agreement dated as of March 16, 1987 between Perry One,
                 Inc. and Parock Limited Partnership and
                 Ohio Edison Company. (1991 Form 10-K,
                 Exhibit 10-58.)

    (D)  10-73 - Amendment No. 2 dated as of January 12,
                 1993 to Tax Indemnification Agreement dated as of March 16, 1987 between Perry One,
                 Inc. and Parock Limited Partnership and
                 Ohio Edison Company. (1994 Form 10-K,
                 Exhibit 10-69.)

    (D)  10-74 - Amendment No. 3 dated as of October 12,
                 1994 to Tax Indemnification Agreement dated as of March 16, 1987 between Perry One,
                 Inc. and Parock Limited Partnership and
                 Ohio Edison Company. (1994 Form 10-K,
                 Exhibit 10-70.)

    (D)  10-75 - Partial Mortgage Release dated as of March
                 19, 1987 under the Indenture between Ohio
                 Edison Company and Bankers Trust Company, as Trustee, dated as of the 1st day of August, 1930. (1986 Form 10-K, Exhibit 28-
                 8.)

    (D)  10-76 - Assignment, Assumption and Further
                 Agreement dated as of March 16, 1987 among The First National Bank of Boston, as Owner
                 Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha
                 Limited Partnership, The Cleveland Electric
                 Illuminating Company, Duquesne Light
                 Company, Ohio Edison Company, Pennsylvania
                 Power Company and Toledo Edison Company.
                 (1986 Form 10-K, Exhibit 28-9.)

    (D)  10-77 - Additional Support Agreement dated as of
                 March 16, 1987 between The First National
                 Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16,
                 1987, with Perry One Alpha Limited
                 Partnership, and Ohio Edison Company. (1986
                 Form 10-K, Exhibit 28-10.)

    (D)  10-78 - Bill of Sale, Instrument of Transfer and
                 Severance Agreement dated as of March 19,
                 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as
                 Owner Trustee under a Trust Agreement,
                 dated as of March 16, 1987, with Perry One
                 Alpha Limited Partnership. (1986 Form 10-K,
                 Exhibit 28- 11.)

    (D)  10-79 - Easement dated as of March 16, 1987 from
                 Ohio Edison Company, Grantor, to The First
                 National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha
                 Limited Partnership, Grantee. (1986 Form
                 10-K, File Exhibit 28-12.)

         10-80 - Participation Agreement dated as of March
                 16, 1987 among Security Pacific Capital
                 Leasing Corporation, as Owner Participant, the Original Loan Participants listed in
                 Schedule 1 Hereto, as Original Loan
                 Participants, PNPP Funding Corporation, as
                 Funding Corporation, The First National
                 Bank of Boston, as Owner Trustee, Irving
                 Trust Company, as Indenture Trustee and
                 Ohio Edison Company, as Lessee. (1986 Form
                 10-K, as Exhibit 28-13.)

         10-81 - Amendment No. 1 dated as of September 1,
                 1987 to Participation Agreement dated as of March 16, 1987 among Security Pacific
                 Capital Leasing Corporation, as Owner
                 Participant, The Original Loan Participants
                 Listed in Schedule 1 thereto, as Original
                 Loan Participants, PNPP Funding
                 Corporation, as Funding Corporation, The
                 First National Bank of Boston, as Owner
                 Trustee, Irving Trust Company, as Indenture
                 Trustee and Ohio Edison Company, as Lessee.
                 (1991 Form 10-K, Exhibit 10-65.)

         10-82 - Amendment No. 4 dated as of November 1,
                 1991, to Participation Agreement dated as of March 16, 1987 among Security Pacific
                 Capital Leasing Corporation, as Owner
                 Participant, PNPP Funding Corporation, as
                 Funding Corporation, PNPP II Funding
                 Corporation, as New Funding Corporation,
                 The First National Bank of Boston, as Owner
                 Trustee, The Bank of New York, as Indenture
                 Trustee and Ohio Edison Company, as Lessee.
                 (1991 Form 10-K, Exhibit 10-66.)

         10-83 - Amendment No. 5 dated as of November 24,
                 1992 to Participation Agreement dated as of March 16, 1987 as amended among Security
                 Pacific Capital Leasing Corporation, as
                 Owner Participant, PNPP Funding
                 Corporation, as Funding Corporation, PNPP
                 II Funding Corporation, as New Funding
                 Corporation, The First National Bank of
                 Boston, as Owner Trustee, The Bank of New
                 York, as Indenture Trustee and Ohio Edison
                 Company, as Lessee. (1992 Form 10-K,
                 Exhibit 10-71.)

         10-84 - Amendment No. 6 dated as of January 12,
                 1993 to Participation Agreement dated as of March 16, 1987 as amended among Security
                 Pacific Capital Leasing Corporation, as
                 Owner Participant, PNPP Funding
                 Corporation, as Funding Corporation, PNPP
                 II Funding Corporation, as New Funding
                 Corporation, The First National Bank of
                 Boston, as Owner Trustee, The Bank of New
                 York, as Indenture Trustee and Ohio Edison
                 Company, as Lessee. (1994 Form 10-K,
                 Exhibit 10-80.)

         10-85 - Amendment No. 7 dated as of October 12,
                 1994 to Participation Agreement dated as of March 16, 1987 as amended among Security
                 Pacific Capital Leasing Corporation, as
                 Owner Participant, PNPP Funding
                 Corporation, as Funding Corporation, PNPP
                 II Funding Corporation, as New Funding
                 Corporation, The First National Bank of
                 Boston, as Owner Trustee, The Bank of New
                 York, as Indenture Trustee and Ohio Edison
                 Company, as Lessee. (1994 Form 10-K,
                 Exhibit 10-81.)

         10-86 - Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee, with Security Pacific
                 Capital Leasing Corporation, Lessor, and
                 Ohio Edison Company, as Lessee. (1986 Form
                 10-K, Exhibit 28-14.)

         10-87 - Amendment No. 1 dated as of September 1,
                 1987 to Facility Lease dated as of March
                 16, 1987 between The First National Bank of
                 Boston as Owner Trustee, Lessor and Ohio
                 Edison Company, Lessee. (1991 Form 10-K,
                 Exhibit 10-68.)

         10-88 - Amendment No. 2 dated as of November 1,
                 1991 to Facility Lease dated as of March
                 16, 1987 between The First National Bank of
                 Boston as Owner Trustee, Lessor and Ohio
                 Edison Company, Lessee. (1991 Form 10-K,
                 Exhibit 10-69.)

         10-89 - Amendment No. 3 dated as of November 24,
                 1992 to Facility Lease dated as of
                 March 16, 1987, as amended, between, The
                 First National Bank of Boston, as Owner
                 Trustee, with Security Pacific Capital
                 Leasing Corporation, as Owner Participant and Ohio Edison Company, as Lessee. (1992
                 Form 10-K, Exhibit 10-75.)

         10-90 - Amendment No. 4 dated as of January 12,
                 1993 to Facility Lease dated as of
                 March 16, 1987 as amended between, The
                 First National Bank of Boston, as Owner
                 Trustee, with Security Pacific Capital
                 Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992
                 Form 10-K, Exhibit 10-76.)

         10-91 - Amendment No. 5 dated as of October 12,
                 1994 to Facility Lease dated as of
                 March 16, 1987 as amended between, The
                 First National Bank of Boston, as Owner
                 Trustee, with Security Pacific Capital
                 Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994
                 Form 10-K, Exhibit 10-87.)

         10-92 - Letter Agreement dated as of March 19, 1987 between Ohio Edison Company, as Lessee, and
                 The First National Bank of Boston, as Owner
                 Trustee under a Trust, dated as of March
                 16, 1987, with Security Pacific Capital
                 Leasing Corporation, required by Section
                 3(d) of the Facility Lease. (1986 Form 10-
                 K, Exhibit 28-15.)

         10-93 - Ground Lease dated as of March 16, 1987 between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as
                 Owner Trustee under a Trust Agreement,
                 dated as of March 16, 1987, with Perry One
                 Alpha Limited Partnership, Tenant. (1986
                 Form 10-K, Exhibit 28-16.)

         10-94 - Trust Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing
                 Corporation, as Owner Participant, and The
                 First National Bank of Boston. (1986 Form
                 10-K, Exhibit 28-17.)

         10-95 - Trust Indenture, Mortgage, Security
                 Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The
                 First National Bank of Boston, as Owner
                 Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific
                 Capital Leasing Corporation, and Irving
                 Trust Company, as Indenture Trustee. (1986
                 Form 10-K, Exhibit 28-18.)

         10-96 - Supplemental Indenture No. 1 dated as of
                 September 1, 1987 to Trust Indenture,
                 Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of
                 Boston, as Owner Trustee and Irving Trust
                 Company (now The Bank of New York), as
                 Indenture Trustee. (1991 Form 10-K, Exhibit
                 10-74.)

         10-97 - Supplemental Indenture No. 2 dated as of
                 November 1, 1991 to Trust Indenture,
                 Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of
                 Boston, as Owner Trustee and The Bank of
                 New York, as Indenture Trustee. (1991 Form
                 10-K, Exhibit 10-75.)

         10-98 - Tax Indemnification Agreement dated as of
                 March 16, 1987 between Security Pacific
                 Capital Leasing Corporation, as Owner
                 Participant, and Ohio Edison Company, as
                 Lessee. (1986 Form 10-K, Exhibit 28-19.)

         10-99 - Amendment No. 1 dated as of November 1,
                 1991 to Tax Indemnification Agreement dated as of March 16, 1987 between Security
                 Pacific Capital Leasing Corporation and
                 Ohio Edison Company. (1991 Form 10-K,
                 Exhibit 10-77.)

        10-100 - Amendment No. 2 dated as of January 12,
                 1993 to Tax Indemnification Agreement dated as of March 16, 1987 between Security
                 Pacific Capital Leasing Corporation and
                 Ohio Edison Company. (1994 Form 10-K,
                 Exhibit 10-96.)

        10-101 - Amendment No. 3 dated as of October 12,
                 1994 to Tax Indemnification Agreement dated as of March 16, 1987 between Security
                 Pacific Capital Leasing Corporation and
                 Ohio Edison Company. (1994 Form 10-K,
                 Exhibit 10-97.)

        10-102 - Assignment, Assumption and Further
                 Agreement dated as of March 16, 1987 among The First National Bank of Boston, as Owner
                 Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific
                 Capital Leasing Corporation, The Cleveland
                 Electric Illuminating Company, Duquesne
                 Light Company, Ohio Edison Company,
                 Pennsylvania Power Company and Toledo
                 Edison Company. (1986 Form 10-K, Exhibit
                 28-20.)

        10-103 - Additional Support Agreement dated as of
                 March 16, 1987 between The First National
                 Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16,
                 1987, with Security Pacific Capital Leasing
                 Corporation, and Ohio Edison Company. (1986
                 Form 10-K, Exhibit 28-21.)

        10-104 - Bill of Sale, Instrument of Transfer and
                 Severance Agreement dated as of March 19,
                 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as
                 Owner Trustee under a Trust Agreement,
                 dated as of March 16, 1987, with Security
                 Pacific Capital Leasing Corporation, Buyer.
                 (1986 Form 10-K, Exhibit 28-22.)

        10-105 - Easement dated as of March 16, 1987 from
                 Ohio Edison Company, Grantor, to The First
                 National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific
                 Capital Leasing Corporation, Grantee. (1986
                 Form 10-K, Exhibit 28-23.)

        10-106 - Refinancing Agreement dated as of November
                 1, 1991 among Perry One Alpha Limited
                 Partnership, as Owner Participant, PNPP
                 Funding Corporation, as Funding
                 Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First
                 National Bank of Boston, as Owner Trustee,
                 The Bank of New York, as Indenture Trustee,
                 The Bank of New York, as Collateral Trust
                 Trustee, The Bank of New York, as New
                 Collateral Trust Trustee and Ohio Edison
                 Company, as Lessee. (1991 Form 10-K,
                 Exhibit 10-82.)

        10-107 - Refinancing Agreement dated as of November
                 1, 1991 among Security Pacific Leasing
                 Corporation, as Owner Participant, PNPP
                 Funding Corporation, as Funding
                 Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First
                 National Bank of Boston, as Owner Trustee,
                 The Bank of New York, as Indenture Trustee,
                 The Bank of New York, as Collateral Trust
                 Trustee, The Bank of New York, as New
                 Collateral Trust Trustee and Ohio Edison
                 Company, as Lessee. (1991 Form 10-K,
                 Exhibit 10-83.)

        10-108 - Ohio Edison Company Master Decommissioning
                 Trust Agreement for Perry Nuclear Power
                 Plant Unit One, Perry Nuclear Power Plant
                 Unit Two, Beaver Valley Power Station Unit
                 One and Beaver Valley Power Station Unit
                 Two dated July 1, 1993. (1993 Form 10-K,
                 Exhibit 10-94.)

        10-109 - Nuclear Fuel Lease dated as of March 31,
                 1989, between OES Fuel, Incorporated, as
                 Lessor, and Ohio Edison Company, as Lessee.
                 (1989 Form 10-K, Exhibit 10-62.)

        10-110 - Receivables Purchase Agreement dated as
                 November 28, 1989, as amended and restated as of April 23, 1993, between OES Capital,
                 Incorporated, Corporate Asset Funding
                 Company, Inc. and Citicorp North America,
                 Inc. (1994 Form 10-K, Exhibit 10-106.)

        10-111 - Guarantee Agreement entered into by Ohio
                 Edison Company dated as of January 17,
                 1991. (1990 Form 10-K, Exhibit 10-64).

        10-112 - Transfer and Assignment Agreement among
                 Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust.
                 (1990 Form 10-K, Exhibit 10-65).

        10-113 - Renunciation of Payments and Assignment among Ohio Edison Company, Monongahela
                 Power Company, West Penn Power Company, and the Potomac Edison Company dated as of January 4, 1991. (1990 Form 10-K, Exhibit
                 10-66).

        10-114 - Transfer and Assignment Agreement dated
                 May 20, 1994 among Ohio Edison Company and
                 Chemical Bank, as trustee under the OE
                 Power Contract Trust. (1994 Form 10-K,
                 Exhibit 10-110.)

        10-115 - Renunciation of Payments and Assignment among Ohio Edison Company, Monongahela
                 Power Company, West Penn Power Company, and the Potomac Edison Company dated as of May 20, 1994. (1994 Form 10-K, Exhibit 10-
                 111.)

        10-116 - Transfer and Assignment Agreement dated
                 October 12, 1994 among Ohio Edison Company and Chemical Bank, as trustee under the OE
                 Power Contract Trust. (1994 Form 10-K,
                 Exhibit 10-112.)

        10-117 - Renunciation of Payments and Assignment among Ohio Edison Company, Monongahela
                 Power Company, West Penn Power Company, and the Potomac Edison Company dated as of October 12, 1994. (1994 Form 10-K, Exhibit
                 10-113.)

   (E)  10-118 - Participation Agreement dated as of
                 September 15, 1987, among Beaver Valley Two
                 Pi Limited Partnership, as Owner
                 Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original
                 Loan Participants, BVPS Funding
                 Corporation, as Funding Corporation, The
                 First National Bank of Boston, as Owner
                 Trustee, Irving Trust Company, as Indenture
                 Trustee and Ohio Edison Company, as Lessee.
                 (1987 Form 10-K, Exhibit 28-1.)

   (E)  10-119 - Amendment No. 1 dated as of February 1,
                 1988, to Participation Agreement dated as of September 15, 1987, among Beaver Valley
                 Two Pi Limited Partnership, as Owner
                 Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original
                 Loan  Participants, BVPS Funding
                 Corporation, as Funding Corporation, The
                 First National Bank of Boston, as Owner
                 Trustee, Irving Trust Company, as Indenture
                 Trustee and Ohio Edison Company, as Lessee.
                 (1987 Form 10-K, Exhibit 28-2.)

   (E)  10-120 - Amendment No. 3 dated as of March 16, 1988
                 to Participation Agreement dated as of
                 September 15, 1987, as amended, among
                 Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding
                 Corporation, The First National Bank of
                 Boston, as Owner Trustee, Irving Trust
                 Company, as Indenture Trustee and Ohio
                 Edison Company, as Lessee. (1992 Form 10-K,
                 Exhibit 10-99.)

   (E)  10-121 - Amendment No. 4 dated as of November 5,
                 1992 to Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding
                 Corporation, BVPS II Funding Corporation,
                 The First National Bank of Boston, as Owner
                 Trustee, The Bank of New York, as Indenture
                 Trustee and Ohio Edison Company, as Lessee.
                 (1992 Form 10-K, Exhibit 10-100.)

   (E)  10-122 - Amendment No. 5 dated as of September 30,
                 1994 to Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding
                 Corporation, BVPS II Funding Corporation,
                 The First National Bank of Boston, as Owner
                 Trustee, The Bank of New York, as Indenture
                 Trustee and Ohio Edison Company, as Lessee.
                 (1994 Form 10-K, Exhibit 10-118.)

   (E)  10-123 - Facility Lease dated as of September 15,
                 1987, between The First National Bank of
                 Boston, as Owner Trustee, with Beaver
                 Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form
                 10-K, Exhibit 28-3.)

   (E)  10-124 - Amendment No. 1 dated as of February 1,
                 1988, to Facility Lease dated as of
                 September 15, 1987, between The First
                 National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited
                 Partnership, Lessor, and Ohio Edison
                 Company, Lessee. (1987 Form 10-K, Exhibit
                 28-4.)

   (E)  10-125 - Amendment No. 2 dated as of November 5,
                 1992 to Facility Lease dated as of
                 September 15, 1987, as amended, between The
                 First National Bank of Boston, as Owner
                 Trustee, with Beaver Valley Two Pi Limited
                 Partnership, as Owner Participant, and Ohio
                 Edison Company, as Lessee. (1992 Form 10-K,
                 Exhibit 10-103.)

   (E)  10-126 - Amendment No. 3 dated as of September 30,
                 1994 to Facility Lease dated as of
                 September 15, 1987, as amended, between The
                 First National Bank of Boston, as Owner
                 Trustee, with Beaver Valley Two Pi Limited
                 Partnership, as Owner Participant, and Ohio
                 Edison Company, as Lessee. (1994 Form 10-K,
                 Exhibit 10-122.)

  (E)  10-127 -  Ground Lease and Easement Agreement dated
                 as of September 15, 1987, between Ohio
                 Edison Company, Ground Lessor, and The
                 First National Bank of Boston, as Owner
                 Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley
                 Two Pi Limited Partnership, Tenant. (1987
                 Form 10-K, Exhibit 28- 5.)

   (E)  10-128 - Trust Agreement dated as of September 15,
                 1987, between Beaver Valley Two Pi Limited
                 Partnership, as Owner Participant, and The
                 First National Bank of Boston. (1987 Form
                 10-K, Exhibit 28-6.)

   (E)  10-129 - Trust Indenture, Mortgage, Security
                 Agreement and Assignment of Facility Lease dated as of September 15, 1987, between The
                 First National Bank of Boston, as Owner
                 Trustee under a Trust Agreement dated as of September 15, 1987, with Beaver Valley Two
                 Pi Limited Partnership, and Irving Trust
                 Company, as Indenture Trustee. (1987 Form
                 10-K, Exhibit 28-7.)

   (E)  10-130 - Supplemental Indenture No. 1 dated as of
                 February 1, 1988 to Trust Indenture,
                 Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of
                 Boston, as Owner Trustee under a Trust
                 Agreement dated as of September 15, 1987 with Beaver Valley Two Pi Limited
                 Partnership and Irving Trust Company, as
                 Indenture Trustee. (1987 Form 10-K, Exhibit
                 28-8.)

   (E)  10-131 - Tax Indemnification Agreement dated as of
                 September 15, 1987, between Beaver Valley
                 Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison
                 Company, as Lessee. (1987 Form 10-K,
                 Exhibit 28-9.)

   (E)  10-132 - Amendment No. 1 dated as of November 5,
                 1992 to Tax Indemnification Agreement dated as of September 15, 1987, between Beaver
                 Valley Two Pi Inc. and PARock Limited
                 Partnership as General Partners and Ohio
                 Edison Company, as Lessee. (1994 Form 10-K,
                 Exhibit 10-128.)

   (E)  10-133 - Amendment No. 2 dated as of September 30,
                 1994 to Tax Indemnification Agreement dated as of September 15, 1987, between Beaver
                 Valley Two Pi Inc. and PARock Limited
                 Partnership as General Partners and Ohio
                 Edison Company, as Lessee. (1994 Form 10-K,
                 Exhibit 10-129.)

   (E)  10-134 - Tax Indemnification Agreement dated as of
                 September 15, 1987, between HG Power Plant,
                 Inc., as Limited Partner and Ohio Edison
                 Company, as Lessee. (1987 Form 10-K,
                 Exhibit 28-10.)

   (E)  10-135 - Amendment No. 1 dated as of November 5,
                 1992 to Tax Indemnification Agreement dated as of September 15, 1987, between HG Power
                 Plant, Inc., as Limited Partner and Ohio
                 Edison Company, as Lessee. (1994 Form 10-K,
                 Exhibit 10-131.)

   (E)  10-136 - Amendment No. 2 dated as of September 30,
                 1994 to Tax Indemnification Agreement dated as of September 15, 1987, between HG Power
                 Plant, Inc., as Limited Partner and Ohio
                 Edison Company, as Lessee. (1994 Form 10-K,
                 Exhibit 10-132.)

   (E)  10-137 - Assignment, Assumption and Further
                 Agreement dated as of September 15, 1987, among The First National Bank of Boston, as
                 Owner Trustee under a Trust Agreement,
                 dated as of September 15, 1987, with Beaver
                 Valley Two Pi Limited Partnership, The
                 Cleveland Electric Illuminating Company,
                 Duquesne Light Company, Ohio Edison
                 Company, Pennsylvania Power Company and
                 Toledo Edison Company. (1987 Form 10-K,
                 Exhibit 28-11.)

   (E)  10-138 - Additional Support Agreement dated as of
                 September 15, 1987, between The First
                 National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two
                 Pi Limited Partnership, and Ohio Edison
                 Company. (1987 Form 10-K, Exhibit 28-12.)

   (F)  10-139 - Participation Agreement dated as of
                 September 15, 1987, among Chrysler
                 Consortium Corporation, as Owner
                 Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original
                 Loan Participants, BVPS Funding
                 Corporation, as Funding Corporation, The
                 First National Bank of Boston, as Owner
                 Trustee, Irving Trust Company, as Indenture
                 Trustee and Ohio Edison Company, as Lessee.
                 (1987 Form 10-K, Exhibit 28-13.)

   (F)  10-140 - Amendment No. 1 dated as of February 1,
                 1988, to Participation Agreement dated as of September 15, 1987, among Chrysler
                 Consortium Corporation, as Owner
                 Participant, the Original Loan Participants listed in Schedule I Thereto, as Original
                 Loan Participants, BVPS Funding
                 Corporation, as Funding Corporation, The
                 First National Bank of Boston, as Owner
                 Trustee, Irving Trust Company, as Indenture
                 Trustee, and Ohio Edison Company, as
                 Lessee. (1987 Form 10-K, Exhibit 28-14.)

   (F)  10-141 - Amendment No. 3 dated as of March 16, 1988
                 to Participation Agreement dated as of
                 September 15, 1987, as amended, among
                 Chrysler Consortium Corporation, as Owner
                 Participant, BVPS Funding Corporation, The
                 First National Bank of Boston, as Owner
                 Trustee, Irving Trust Company, as Indenture
                 Trustee, and Ohio Edison Company, as
                 Lessee. (1992 Form 10-K, Exhibit 10-114.)

   (F)  10-142 - Amendment No. 4 dated as of November 5,
                 1992 to Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner
                 Participant, BVPS Funding Corporation, BVPS
                 II Funding Corporation, The First National
                 Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio
                 Edison Company, as Lessee. (1992 Form 10-K,
                 Exhibit 10-115.)

   (F)  10-143 - Amendment No. 5 dated as of January 12,
                 1993 to Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner
                 Participant, BVPS Funding Corporation, BVPS
                 II Funding Corporation, The First National
                 Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio
                 Edison Company, as Lessee. (1994 Form 10-K,
                 Exhibit 10-139.)

  (F)  10-144  - Amendment No. 6 dated as of September 30,
                 1994 to Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner
                 Participant, BVPS Funding Corporation, BVPS
                 II Funding Corporation, The First National
                 Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio
                 Edison Company, as Lessee. (1994 Form 10-K,
                 Exhibit 10-140.)

   (F)  10-145 - Facility Lease dated as of September 15,
                 1987, between The First National Bank of
                 Boston, as Owner Trustee, with Chrysler
                 Consortium Corporation, Lessor, and Ohio
                 Edison Company, as Lessee. (1987 Form 10-K,
                 Exhibit 28-15.)

   (F)  10-146 - Amendment No. 1 dated as of February 1,
                 1988, to Facility Lease dated as of
                 September 15, 1987, between The First
                 National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation,
                 Lessor, and Ohio Edison Company, Lessee.
                 (1987 Form 10-K, Exhibit 28-16.)

   (F)  10-147 - Amendment No. 2 dated as of November 5,
                 1992 to Facility Lease dated as of
                 September 15, 1987, as amended, between The
                 First National Bank of Boston, as Owner
                 Trustee, with Chrysler Consortium
                 Corporation, as Owner Participant and Ohio
                 Edison Company, as Lessee. (1992 Form 10-K,
                 Exhibit 118.)

   (F)  10-148 - Amendment No. 3 dated as of January 12,
                 1993 to Facility Lease dated as of
                 September 15, 1987, as amended, between The
                 First National Bank of Boston, as Owner
                 Trustee, with Chrysler Consortium
                 Corporation, as Owner Participant, and Ohio
                 Edison Company, as Lessee. (1992 Form 10-K,
                 Exhibit 10-119.)

   (F)  10-149 - Amendment No. 4 dated as of September 30,
                 1994 to Facility Lease dated as of
                 September 15, 1987, as amended, between The
                 First National Bank of Boston, as Owner
                 Trustee, with Chrysler Consortium
                 Corporation, as Owner Participant, and Ohio
                 Edison Company, as Lessee. (1994 Form 10-K,
                 Exhibit 10-145.)

   (F)  10-150 - Ground Lease and Easement Agreement dated
                 as of September 15, 1987, between Ohio
                 Edison Company, Ground Lessor, and The
                 First National Bank of Boston, as Owner
                 Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler
                 Consortium Corporation, Tenant. (1987 Form
                 10-K, Exhibit 28-17.)

   (F)  10-151 - Trust Agreement dated as of September 15,
                 1987, between Chrysler Consortium
                 Corporation, as Owner Participant, and The
                 First National Bank of Boston. (1987 Form
                 10-K, Exhibit 28-18.)

   (F)  10-152 - Trust Indenture, Mortgage, Security
                 Agreement and Assignment of Facility Lease dated as of September 15, 1987, between the First National Bank of Boston, as Owner
                 Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler
                 Consortium Corporation and Irving Trust
                 Company, as Indenture Trustee. (1987 Form
                 10-K, Exhibit 28-19.)

   (F)  10-153 - Supplemental Indenture No. 1 dated as of
                 February 1, 1988 to Trust Indenture,
                 Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of
                 Boston, as Owner Trustee under a Trust
                 Agreement dated as of September 15, 1987 with Chrysler Consortium Corporation and
                 Irving Trust Company, as Indenture Trustee.
                 (1987 Form 10-K, Exhibit 28-20.)

   (F)  10-154 - Tax Indemnification Agreement dated as of
                 September 15, 1987, between Chrysler
                 Consortium Corporation, as Owner
                 Participant, and Ohio Edison Company, as
                 Lessee. (1987 Form 10-K, Exhibit 28-21.)

   (F)  10-155 - Amendment No. 1 dated as of November 5,
                 1992 to Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler
                 Consortium Corporation, as Owner
                 Participant, and Ohio Edison Company, as
                 Lessee. (1994 Form 10-K, Exhibit 10-151.)

   (F)  10-156 - Amendment No. 2 dated as of January 12,
                 1993 to Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler
                 Consortium Corporation, as Owner
                 Participant, and Ohio Edison Company, as
                 Lessee. (1994 Form 10-K, Exhibit 10-152.)

   (F)  10-157 - Amendment No. 3 dated as of September 30,
                 1994 to Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler
                 Consortium Corporation, as Owner
                 Participant, and Ohio Edison Company, as
                 Lessee. (1994 Form 10-K, Exhibit 10-153.)

   (F)  10-158 - Assignment, Assumption and Further
                 Agreement dated as of September 15, 1987, among The First National Bank of Boston, as
                 Owner Trustee under a Trust Agreement,
                 dated as of September 15, 1987, with
                 Chrysler Consortium Corporation, The
                 Cleveland Electric  Illuminating Company,
                 Duquesne Light Company, Ohio Edison
                 Company, Pennsylvania Power Company, and
                 Toledo Edison Company. (1987 Form 10-K,
                 Exhibit 28-22.)

   (F)  10-159 - Additional Support Agreement dated as of
                 September 15, 1987, between The First
                 National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler
                 Consortium Corporation, and Ohio Edison
                 Company. (1987 Form 10-K, Exhibit 28-23.)

        10-160 - Operating Agreement dated March 10, 1987 with respect to Perry Unit No. 1 between the CAPCO Companies. (1987 Form 10-K,
                 Exhibit 28-24.)

        10-161 - Operating Agreement for Bruce Mansfield
                 Units Nos. 1, 2 and 3 dated as of June 1,
                 1976, and executed on September 15, 1987, by and between the CAPCO Companies. (1987
                 Form 10-K, Exhibit 28-25.)

        10-162 - Operating Agreement for W. H. Sammis Unit
                 No. 7 dated as of September 1, 1971 by and between the CAPCO Companies. (1987 Form 10-
                 K, Exhibit 28-26.)

        10-163 - OE-APS Power Interchange Agreement dated
                 March 18, 1987, by and among Ohio Edison
                 Company and Pennsylvania Power Company, and
                 Monongahela Power Company and West Penn
                 Power Company and The Potomac Edison
                 Company. (1987 Form 10-K, Exhibit 28-27.)

        10-164 - OE-PEPCO Power Supply Agreement dated March
                 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company and Potomac
                 Electric Power Company. (1987 Form 10-K,
                 Exhibit 28-28.)

        10-165 - Supplement No. 1 dated as of April 28,
                 1987, to the OE-PEPCO Power Supply
                 Agreement dated March 18, 1987, by and
                 among Ohio Edison Company, Pennsylvania
                 Power Company, and Potomac Electric Power
                 Company. (1987 Form 10-K, Exhibit 28-29.)

        10-166 - APS-PEPCO Power Resale Agreement dated
                 March 18, 1987, by and among Monongahela
                 Power Company, West Penn Power Company, and
                 The Potomac Edison Company and Potomac
                 Electric Power Company. (1987 Form 10-K,
                 Exhibit 28-30.)

     (A)  12.1 - Consolidated fixed charge ratios.

     (A)  13.1 - 1997 Annual Report to Stockholders. (Only
                 those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

     (A)  21.1 - List of Subsidiaries of the Registrant at
                 December 31, 1997.

     (A)  23.1 - Consent of Independent Public Accountants.

     (A)  27.1 - Financial Data Schedule.

     (A) Provided herein in electronic format as an exhibit.

     (B)         Pursuant to paragraph (b)(4)(iii)(A) of
                 Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed
                 10% of the total assets of the Company and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

    (C)          Management contract or compensatory plan
                 Regulation S-K.

    (D) Substantially similar documents have been entered into relating to three additional
                 Owner Participants.

    (E) Substantially similar documents have been entered into relating to five additional
                 Owner Participants.

    (F) Substantially similar documents have been entered into relating to two additional
                 Owner Participants.

                 Note: Reports of OE on Forms 10-Q and 10-K are on file with the SEC under number 1-
                 2578.

                 Pursuant to Rule 14a - 3 (10) of the
                 Securities Exchange Act of 1934, the
                 Company will furnish any exhibit in this Report upon the payment of the Company's expenses in furnishing such exhibit.


  3.  Exhibits - Penn

Exhibit
Number
-------

           3-1 - Agreement of Merger and Consolidation dated
                 April 1, 1929, among Pennsylvania Power
                 Company (Penn), Harmony Electric Company and Peoples Power Company (consummated May
                 31, 1930), copies of Letters Patent issued thereon, together with the Election Return and Treasurer's Return, relative to decrease of capital stock; Election Return authorizing change of capital stock and increase of indebtedness; Election Return authorizing change of capital stock;
                 Election Return authorizing increase of
                 capital stock; Election Return establishing
                 4.24% Preferred Stock; Certificate with
                 respect to the establishment of the 4.64%
                 Preferred Stock; Election Returns and
                 Certificates of Actual Sale in connection with the purchase by Penn Power of all the property of Pine-Mercer Electric Company,
                 Industry Borough Electric Company, Ohio
                 Township Electric Company, and Shippingport
                 Borough Electric Company; Certificate of
                 Change of Location of Penn Power's
                 principal office; Certificate of Consent authorizing increase in authorized Common
                 Stock; Certificate of Consent with respect to the removal of limitations on the authorized amount of indebtedness of Penn
                 Power; Election Returns and Certificates of
                 Actual Sale in connection with the purchase by Penn Power of all the property of Borolak Public Service Company, Eastfax
                 Public Service Company, Norango Public
                 Service Company, Sadwick Public Service
                 Company, Sosango Public Service Company,
                 Surrick Public Service Company, Wesango
                 Public Service Company, and Westfax Public
                 Service Company; Certificate of Change of
                 Location of Penn Power's principal office;
                 Amendment to the Charter extending the
                 territory in which Penn Power may operate in the Borough of Shippingport, Beaver
                 County, Pennsylvania; Certificate of
                 Consent authorizing increase in authorized
                 Common Stock; Certificate with respect to the establishment of the 8% Preferred
                 Stock; Certificate accepting Business
                 Corporation Law of Pennsylvania for
                 government and regulation of affairs of
                 Penn Power; Articles of Amendment
                 incorporating certain protective provisions relating to Preferred Stock, increasing amount of authorized Preferred Stock and authorizing future increases in amounts of authorized Preferred Stock without a vote of the holders of Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Statement
                 Affecting Class or Series of Shares with respect to the establishment of the 7.64%
                 Preferred Stock; Articles of Amendment
                 increasing the authorized number of shares of Common Stock; Articles of Amendment increasing the number of authorized shares of Preferred Stock; Statement Affecting
                 Class or Series of Shares with respect to the establishment of the 8.48% Preferred
                 Stock; Articles of Amendment authorizing sinking fund requirements for Preferred
                 Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11% Preferred Stock; Articles of
                 Amendment increasing the authorized number of shares of Common Stock; Statement
                 Affecting Class or Series of Shares with respect to the establishment of the 9.16%
                 Preferred Stock; Articles of Amendment
                 increasing authorized number of shares of Common Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 8.24% Preferred Stock;
                 Statement Affecting Class or Series of
                 Shares with respect to the establishment of the 10.50% Preferred Stock; Articles of
                 Amendment increasing authorized number of shares of Common Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement
                 Affecting Class or Series of Shares with respect to the establishment of the 15.00%
                 Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11.50% Preferred
                 Stock; Articles of Amendment increasing
                 authorized number of shares of Preferred
                 Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 13.00% Preferred Stock; Statement
                 Affecting Class or Series of Shares with respect to the establishment of the 11.50%
                 Preferred Stock, Series B; Articles of
                 Amendment effective April 2, 1987, adding a standard of care for, and limiting the personal liability of, officers and directors; Articles of Amendment effective
                 April 1, 1992, setting forth corporate
                 purposes of the Company; Statement With
                 Respect to Shares with respect to the
                 establishment of the 7.625% Preferred Stock and Statement with Respect to Shares with respect to the establishment of the 7.75%
                 Preferred Stock.(Physically filed and
                 designated respectively, as follows: in
                 Form A-2, Registration No. 2-3889, as
                 Exhibit A-1; in Form 1-MD for 1938, File
                 No.2-3889, as Exhibit (a)-1; in Form 1-MD for 1945, File No. 2-3889, as Exhibit A; in
                 Form U-1, File No. 70-2310, as Exhibit A-3
                 (d); in Form 8-K for March 1951, File No.
                 1-3491, as Exhibit B; in Form 8-K for June
                 1958, File No. 1-3491B, as Exhibit 1; in
                 Form 10-K for 1959 as Exhibits 1, 2, 3 and
                 4; in Form 8-K for March 1960, File No. 1-
                 3491B as Exhibit A; in Form U-1, File No.
                 70-3971, as Exhibit A-2; in Form U-1, File
                 No. 70-4055, as Exhibit A-2; as Exhibits 1 through 8 in Form 8-K for January 1962,
                 File No. 1-3491; as Exhibit A in Form 8-K for August 1963, File No. 1-3491; as
                 Exhibits A and B in Form 8-K for September
                 1969, File No. 1-3491; as Exhibit B in Form
                 8-K for April 1971, File No. 1-3491; as
                 Exhibit B in Form 8-K for September 1971,
                 File No. 1-3491; in Form U-1, File No. 70-
                 5264, as Exhibit A-2; as Exhibit A in Form
                 8-K for September 1972, File No. 1-3491; as
                 Exhibit A in Form 8-K for December 1972,
                 File No. 1-3491; as Exhibit A in Form 8-K for March 1973, File No. 1-3491; as Exhibit
                 A in Form 8-K for December 1973, File No.
                 1-3491; as Exhibits A and C in Form 8-K for
                 February 1974, File No. 1-3491; as Exhibits
                 A and B in Form 8-K for January 1975, File
                 No. 1-3491; as Exhibit F in Form 8-K for
                 May 1975, File No. 1-3491; as Exhibit A in
                 Form 8-K for April 1976, File No. 1-3491;
                 as Exhibit G in Form 10-Q for quarter ended
                 June 30, 1977, File No. 1-3491; as Exhibit
                 C in Form 10-K for 1977, File No. 1-3491;
                 as Exhibit A in Form 10-K for 1977, File
                 No. 1-3491; as Exhibit D in Form 10-Q for quarter ended June 30, 1980, File No. 1-
                 3491; as Exhibit (4) in Form 10-Q for
                 quarter ended June 30, 1981, File No. 1-
                 3491; as Exhibit 4 in Form 10-Q for quarter ended June 30, 1982, File No. 1-3491; as
                 Exhibit 4 in Form 10-Q for quarter ended
                 September 30, 1982, File No. 1-3491; as
                 Exhibit 4 in Form 10-Q for quarter ended
                 September 30, 1983, File No. 1-3491; as
                 Exhibit 4 in Form 10-Q for quarter ended
                 March 31, 1984, File No. 1-3491; as Exhibit
                 4 in Form 10-Q for quarter ended June 30,
                 1984, File No. 1-3491; as Exhibit 4 in Form
                 10-Q for quarter ended September 30, 1985,
                 File No. 1-3491; as Exhibit 3-2 in Form 10-
                 K for 1987 File No. 1-3491; as Exhibit 3-2 in Form 10-K for 1992 File No. 1-3491; as
                 Exhibit 19-2 in Form 10-K for 1992 File
                 No. 1-3491; and as Exhibit 3-2 in Form 10-K for 1993 File No. 1-3491.)

           3-2 - By-Laws of Penn as amended March 25, 1992.
                 (1992 Form 10-K, Exhibit 3-3, File No. 1-
                 3491.)

          4-1* - Indenture dated as of November 1, 1945, between Penn and The First National Bank of the City of New York (now Citibank, N.A.), as Trustee, as supplemented and amended by Supplemental Indentures dated as of May 1,
                 1948, March 1, 1950, February 1, 1952,
                 October 1, 1957, September 1, 1962, June 1,
                 1963, June 1, 1969, May 1, 1970, April 1,
                 1971, October 1, 1971, May 1, 1972,
                 December 1, 1974, October 1, 1975,
                 September 1, 1976, April 15, 1978, June 28,
                 1979, January 1, 1980, June 1, 1981,
                 January 14, 1982, August 1, 1982, December
                 15, 1982, December 1, 1983, September 6,
                 1984, December 1, 1984, May 30, 1985,
                 October 29, 1985, August 1, 1987, May 1,
                 1988, November 1, 1989, December 1, 1990,
                 September 1, 1991, May 1, 1992, July 15,
                 1992, August 1, 1992, and May 1, 1993, July
                 1, 1993, August 31, 1993, September 1,
                 1993, September 15, 1993, October 1, 1993,
                 November 1, 1993 and August 1, 1994.
                 (Physically filed and designated as
                 Exhibits 2(b) (1)-1 through 2(b) (l)-15 in
                 Registration Statement File No. 2-60837; as
                 Exhibits 2(b) (2), 2(b) (3), and 2 (b) (4)
                 in Registration Statement File No. 2-68906;
                 as Exhibit 4-2 in Form 10-K for 1981 File
                 No. 1-3491; as Exhibit 19-1 in Form 10-K for 1982 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1983 File No. 1-3491; as
                 Exhibit 19-1 in Form 10-K for 1984 File No.
                 1-3491; as Exhibit 19-1 in Form 10-K for
                 1985 File No. 1-3491; as Exhibit 19-1 in
                 Form 10-K for 1987 File No. 1-3491; as
                 Exhibit 19-1 in Form 10-K for 1988 File No.
                 1-3491; as Exhibit 19 in Form 10-K for 1989
                 File No. 1-3491; as Exhibit 19 in Form 10-K for 1990 File No. 1-3491; as Exhibit 19 in
                 Form 10-K for 1991 File No. 1-3491; as
                 Exhibit 19-1 in Form 10-K for 1992 File
                 No. 1-3491; as Exhibit 4-2 in Form 10-K for
                 1993 File No. 1-3491; and as Exhibit 4-2 in
                 Form 10-K for 1994 File No. 1-3491.)

----------------
       *  Pursuant to paragraph (b) (4) (iii) (A) of
          Item 601 of Regulation S-K, the Company has
          not filed as an exhibit to this Form 10-K any
          instrument with respect to long-term debt if the
          total amount of securities authorized thereunder
          does not exceed 10% of the total assets of the
          Company, but hereby agrees to furnish to the
          Commission on request any such instruments.

           4-2 - Supplemental Indenture dated as of
                 September 1, 1995, between Penn and
                 Citibank, N.A., as Trustee. (1995 Form 10-
                 K, Exhibit 4-2.)

        (A)4-3 - Supplemental Indenture dated as of June 1,
                 1997, between Penn and Citibank, N.A., as
                 Trustee.

          10-1 - Administration Agreement between the CAPCO
                 Group dated as of September 14, 1967.
                 (Registration Statement of Ohio Edison
                 Company, File No. 2-43102, Exhibit 5 (c)
                 (2).)

          10-2 - Amendment No. 1 dated January 4, 1974 to
                 Administration Agreement between the CAPCO
                 Group dated as of September 14, 1967.
                 (Registration Statement No. 2-68906,
                 Exhibit 5 (c) (3).)

          10-3 - Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement of Ohio
                 Edison Company, File No. 2-43102, Exhibit 5
                 (c) (3).)

          10-4 - Amendment No. 1 dated as of January 1, 1993 to Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (1993 Form 10-K,
                 Exhibit 10-4, Ohio Edison Company.)

          10-5 - Agreement for the Termination or
                 Construction of Certain Agreements
                 effective September 1, 1980 among the CAPCO
                 Group. (Registration Statement No. 2-68906,
                 Exhibit 10-4.)

          10-6 - Amendment dated as of December 23, 1993 to
                 Agreement for the Termination or
                 Construction of Certain Agreements
                 effective September 1, 1980 among the CAPCO
                 Group. (1993 Form 10-K, Exhibit 10-6, Ohio
                 Edison Company.)

          10-7 - CAPCO Basic Operating Agreement, as amended
                 September 1, 1980. (Registration Statement
                 No. 2-68906, as Exhibit 10-5.)

          10-8 - Amendment No. 1 dated August 1, 1981 and
                 Amendment No. 2 dated September 1, 1982, to
                 CAPCO Basic Operating Agreement as amended
                 September 1, 1980. (September 30, 1981 Form
                 10-Q, Exhibit 20-1, and 1982 Form 10-K,
                 Exhibit 19-3, File No. 1-2578, of Ohio
                 Edison Company.)

          10-9 - Amendment No. 3 dated as of July 1, 1984, to CAPCO Basic Operating Agreement as amended September 1, 1980. (1985 Form 10-K,
                 Exhibit 10-7, File No. 1-2578, of Ohio
                 Edison Company.)

         10-10 - Basic Operating Agreement between the CAPCO
                 Companies as amended October 1, 1991. (1991
                 Form 10-K, Exhibit 10-8, File No. 1-2578, of Ohio Edison Company.)

         10-11 - Basic Operating Agreement between the CAPCO
                 Companies, as amended January 1, 1993.
                 (1993 Form 10-K, Exhibit 10-11, Ohio Edison
                 Company.)

         10-12 - Memorandum of Agreement effective as of September 1, 1980, among the CAPCO Group.
                 (1991 Form 10-K, Exhibit 19-2, Ohio Edison
                 Company.)

         10-13 - Operating Agreement for Beaver Valley Power
                 15, 1987, by and between the CAPCO
                 Companies. (1987 Form 10-K, Exhibit 10-15,
                 File No. 1-2578, of Ohio Edison Company.)

         10-14 - Construction Agreement with respect to
                 Perry Plant between the CAPCO Group dated as of July 22, 1974. (Registration
                 Statement of Toledo Edison Company, File
                 No. 2-52251, as Exhibit 5 (yy).)

         10-15 - Participation Agreement No. 1 relating to the financing of the development of certain coal mines, dated as of October 1, 1973, among Quarto Mining Company, the CAPCO
                 Group, Energy Properties, Inc., General
                 Electric Credit Corporation, the Loan
                 Participants listed in Schedules A and B thereto, Central National Bank of
                 Cleveland, as Owner Trustee, National City
                 Bank, as Loan Trustee, and National City
                 Bank, as Bond Trustee. (Registration
                 Statement of Ohio Edison Company, File No.
                 2-61146, Exhibit 5 (e) (1).)

         10-16 - Amendment No. 1 dated as of September 15,
                 1978, to Participation Agreement No. 1
                 dated as of October 1, 1973, among Quarto
                 Mining Company, the CAPCO Group, Energy
                 Properties, Inc., General Electric Credit
                 Corporation, the Loan Participants listed in Schedules A and B thereto, Central
                 National Bank of Cleveland, as Owner
                 Trustee, National City Bank, as Loan
                 Trustee, and National City Bank, as Bond
                 Trustee. (Registration Statement No. 2-
                 68906, Exhibit 5 (e) (2).)

         10-17 - Participation Agreement No. 2 relating to the financing of the development of certain coal mines, dated as of August 1, 1974, among Quarto Mining Company, the CAPCO
                 Group, Energy Properties, Inc., General
                 Electric Credit Corporation, the Loan
                 Participants listed in Schedules A and B thereto, Central National Bank of
                 Cleveland, as Owner Trustee, National City
                 Bank, as Loan Trustee, and National City
                 Bank, as Bond Trustee. (Ohio Edison
                 Company, File No. 2-53059, Exhibit 5 (h)
                 (2).)

         10-18 - Amendment No. 1 dated as of September 15,
                 1978, to Participation Agreement No. 2
                 dated as of August 1, 1974, among Quarto
                 Mining Company, the CAPCO Group, Energy
                 Properties, Inc., General Electric Credit
                 Corporation, the Loan Participants listed in Schedules A and B thereto, Central
                 National Bank of Cleveland, as Owner
                 Trustee, National City Bank, as Loan
                 Trustee, and National City Bank, as Bond
                 Trustee. (Registration Statement No. 2-
                 68906, Exhibit 5 (e) (4).)

         10-19 - Participation Agreement No. 3 relating to the financing of the development of certain coal mines, dated as of September 15, 1978, among Quarto Mining Company, the CAPCO
                 Group, Energy Properties, Inc., General
                 Electric Credit Corporation, the Loan
                 Participants listed in Schedules A and B thereto, Central National Bank of
                 Cleveland, as Owner Trustee, National City
                 Bank, as Loan Trustee, and National City
                 Bank, as Bond Trustee. (Registration
                 Statement No. 2-68906, Exhibit 5 (e) (5).)

         10-20 - Participation Agreement No. 4 relating to the financing of the development of certain coal mines, dated as of October 31, 1980, among Quarto Mining Company, the CAPCO
                 Group, the Loan Participants listed in
                 Schedule A thereto and National City Bank, as Bond Trustee. (Registration Statement
                 No. 2-68906, Exhibit 10-16.)

         10-21 - Participation Agreement No. 5 dated as of
                 May 1, 1986, among Quarto Mining Company, the CAPCO Companies, the Loan Participants listed in Schedule A thereto, and National
                 City Bank, as Bond Trustee. (1986 Form 10-
                 K, Exhibit 10-22, File No. 1-2578, Ohio
                 Edison Company.)

         10-22 - Participation Agreement No. 6 dated as of
                 December 1, 1991, among Quarto Mining
                 Company, the CAPCO Companies, the Loan
                 Participants listed in Schedule A thereto, National City Bank, as Mortgage Bond
                 Trustee, and National City Bank, as
                 Refunding Bond Trustee. (1991 Form 10-K,
                 Exhibit 10-19, File No. 1-2578, Ohio Edison
                 Company.)

         10-23 - Agreement entered into as of October 20,
                 1981, among the CAPCO Companies regarding the use of Quarto Coal at Mansfield Units
                 Nos. 1, 2 and 3. (1981 Form 10-K, Exhibit
                 20-1, File No. 1-2578, Ohio Edison
                 Company.)

         10-24 - Restated Option Agreement dated as of May
                 1, 1983, by and between The North American
                 Coal Corporation and the CAPCO Companies.
                 (1983 Form 10-K, Exhibit 19-1, File No. 1-
                 2578, Ohio Edison Company.)

         10-25 - Trust Indenture and Mortgage dated as of
                 October 1, 1973, between Quarto Mining
                 Company and National City Bank, as Bond
                 Trustee, together with Guaranty, dated as of October 1, 1973, with respect thereto by the CAPCO Group. (Registration Statement of
                 Ohio Edison Company, File No. 2-61146,
                 Exhibit 5 (e) (5).)

         10-26 - Amendment No. 1 dated August 1, 1974, to
                 Trust Indenture and Mortgage dated as of October 1, 1973, between Quarto Mining
                 Company and National City Bank, as Bond
                 Trustee, together with Amendment No. 1
                 dated August 1, 1974, to Guaranty dated as of October 1, 1973, with respect thereto by the CAPCO Group. (Registration Statement of
                 Ohio Edison Company, File No. 2-53059,
                 Exhibit 5 (h) (2).)

         10-27 - Amendment No. 2 dated as of September 15,
                 1978, to Trust Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City
                 Bank, as Bond Trustee, together with
                 Amendment No. 2 dated as of September 15,
                 1978, to Bond Guaranty dated as of October
                 1, 1973, as amended, between the CAPCO
                 Group and National City Bank, as Bond
                 Trustee. (Registration Statement No. 2-
                 68906, Exhibits 5 (e) (11) and 5 (e) (12).)

         10-28 - Amendment No. 3 dated as of October 31,
                 1980, to Trust Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City
                 Bank, as Bond Trustee. (Registration
                 Statement No. 2-68906, Exhibit 10-16.)

         10-29 - Amendment No. 4 dated as of July 1, 1985, to Trust Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto
                 Mining Company and National City Bank, as
                 Bond Trustee. (1985 Form 10-K, Exhibit 10-
                 28, File No. 1-2578, Ohio Edison Company.)

         10-30 - Amendment No. 5 dated as of May 1, 1986, to
                 Trust Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto
                 Mining Company and National City Bank, as
                 Bond Trustee. (1986 Form 10-K, Exhibit 10-
                 30, File No. 1-2578, Ohio Edison Company.)

         10-31 - Amendment No. 6 dated as of December 1,
                 1991, to Trust Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City
                 Bank, as Bond Trustee. (1991 Form 10-K,
                 Exhibit 10-28, File No. 1-2578, Ohio Edison
                 Company.)

         10-32 - Trust Indenture dated as of December 1,
                 1991, between Quarto Mining Company and
                 National City Bank, as Bond Trustee. (1991
                 Form 10-K, Exhibit 10-29, File No. 1-2578,
                 Ohio Edison Company.)

         10-33 - Amendment No. 3 dated as of October 31,
                 1980, to the Bond Guaranty dated as of
                 October 1, 1973, as amended, with respect to the CAPCO Group. (Registration Statement
                 No. 2-68906, Exhibit 10-16.)

         10-34 - Amendment No. 4 dated as of July 1, 1985, to the Bond Guaranty dated as of October 1, 1973, as amended, by the CAPCO Companies to National City Bank, as Bond Trustee. (1985
                 Form 10-K, Exhibit 10-30 , File No. 1-2578,
                 Ohio Edison Company.)

         10-35 - Amendment No. 5 dated as of May 1, 1986, to the Bond Guaranty dated as of October 1, 1973, as amended, by the CAPCO Companies to National City Bank, as Bond Trustee. (1986
                 Form 10-K, Exhibit 10-33, File No. 1-2578,
                 Ohio Edison Company.)

         10-36 - Amendment No. 6A dated as of December 1,
                 1991, to the Bond Guaranty dated as of
                 October 1, 1973, as amended, by the CAPCO
                 Companies to National City Bank, as Bond
                 Trustee. (1991 Form 10-K, Exhibit 10-33,
                 File No. 1-2578, Ohio Edison Company.)

         10-37 - Amendment No. 6B dated as of December 30,
                 1991, to the Bond Guaranty dated as of
                 October 1, 1973, as amended, by the CAPCO
                 Companies to National City Bank, as Bond
                 Trustee. (1991 Form 10-K, Exhibit 10-34,
                 File No. 1-2578, Ohio Edison Company.)

         10-38 - Bond Guaranty dated as of December 1, 1991, by the CAPCO Companies to National City
                 Bank, as Bond Trustee. (1991 Form 10-K,
                 Exhibit 10-35, File No. 1-2578, Ohio Edison
                 Company.)

         10-39 - Open End Mortgage dated as of October 1,
                 1973, between Quarto Mining Company and the
                 CAPCO Companies and Amendment No. 1 thereto dated as of September 15, 1978.
                 (Registration Statement No. 2-68906,
                 Exhibit 10-23.)

         10-40 - Restructuring Agreement dated as of April
                 1, 1985, among Quarto Mining Company, the
                 CAPCO Companies, Energy Properties, Inc.,
                 General Electric Credit Corporation, the
                 Loan Participants listed in schedules
                 thereto, Central National Bank of
                 Cleveland, as Owner Trustee, National City
                 Bank, as Loan Trustee, and National City
                 Bank, as Bond Trustee. (1985 Form 10-K,
                 Exhibit 10-33, File No. 1-2578, Ohio Edison
                 Company.)

         10-41 - Unsecured Note Guaranty dated as of July 1,
                 1985, by the CAPCO Companies to General
                 Electric Credit Corporation. (1985 Form 10-
                 K, Exhibit 10-34, File No. 1-2578, Ohio
                 Edison Company.)

         10-42 - Memorandum of Understanding dated as of March 31, 1985, among the CAPCO Companies.
                 (1985 Form 10-K, Exhibit 10-35, File No. 1-
                 2578, Ohio Edison Company.)

    (B)  10-43 - Ohio Edison System Executive Supplemental
                 Life Insurance Plan. (1995 Form 10-K,
                 Exhibit 10-44, File No. 1-2578, Ohio Edison
                 Company.)

    (B)  10-44 - Ohio Edison System Executive Incentive
                 Compensation Plan. (1995 Form 10-K, Exhibit
                 10-45, File No. 1-2578, Ohio Edison
                 Company.)

    (B)  10-45 - Ohio Edison System Restated and Amended
                 Executive Deferred Compensation Plan. (1995
                 Form 10-K, Exhibit 10-46, File No. 1-2578,
                 Ohio Edison Company.)

    (B)  10-46 - Ohio Edison System Restated and Amended
                 Supplemental Executive Retirement Plan.
                 (1995 Form 10-K, Exhibit 10-47, File No. 1-
                 2578, Ohio Edison Company.)

         10-47 - Operating Agreement for Perry Unit No. 1 dated March 10, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit
                 28-24, File No. 1-2578, Ohio Edison
                 Company.)

         10-48 - Operating Agreement for Bruce Mansfield
                 Units Nos. 1, 2 and 3 dated as of June 1,
                 1976, and executed on September 15, 1987, by and between the CAPCO Companies. (1987
                 Form 10-K, Exhibit 28-25, File No. 1-2578,
                 Ohio Edison Company.)

         10-49 - Operating Agreement for W. H. Sammis Unit
                 No. 7 dated as of September 1, 1971, by and between the CAPCO Companies. (1987 Form 10-
                 K, Exhibit 28-26, File No. 1-2578, Ohio
                 Edison Company.)

         10-50 - OE-APS Power Interchange Agreement dated
                 March 18, 1987, by and among Ohio Edison
                 Company and Pennsylvania Power Company, and
                 Monongahela Power Company and West Penn
                 Power Company and The Potomac Edison
                 Company. (1987 Form 10-K, Exhibit 28-27,
                 File No. 1-2578, of Ohio Edison Company.)

         10-51 - OE-PEPCO Power Supply Agreement dated March
                 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company and Potomac
                 Electric Power Company. (1987 Form 10-K,
                 Exhibit 28-28, File No. 1-2578, of Ohio
                 Edison Company.)

         10-52 - Supplement No. 1 dated as of April 28,
                 1987, to the OE-PEPCO Power Supply
                 Agreement dated March 18, 1987, by and
                 among Ohio Edison Company, Pennsylvania
                 Power Company and Potomac Electric Power
                 Company. (1987 Form 10-K, Exhibit 28-29,
                 File No. 1-2578, of Ohio Edison Company.)

         10-53 - APS-PEPCO Power Resale Agreement dated
                 March 18, 1987, by and among Monongahela
                 Power Company, West Penn Power Company, and
                 The Potomac Edison Company and Potomac
                 Electric Power Company. (1987 Form 10-K,
                 Exhibit 28-30, File No. 1-2578, of Ohio
                 Edison Company.)

         10-54 - Pennsylvania Power Company Master
                 Decommissioning Trust Agreement for Beaver
                 Valley Power Station and Perry Nuclear
                 Power Plant dated as of April 21, 1995.
                 (Quarter ended June 30, 1995 Form 10-Q,
                 Exhibit 10, File No. 1-3491.)

         10-55 - Nuclear Fuel Lease dated as of March 31,
                 1989, between OES Fuel, Incorporated, as
                 Lessor, and Pennsylvania Power Company, as
                 Lessee. (1989 Form 10-K, Exhibit 10-39,
                 File No. 1-3491.)

     (A)  12.2 - Fixed Charge Ratios

     (A)  13.4 - 1997 Annual Report to Stockholders. (Only
                 those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the Securities and Exchange Commission.)

     (A)  23.3 - Consent of Independent Public Accountants.

     (A)  27.4 - Financial Data Schedule

     (A)         Provided herein in electronic format as
                 an exhibit.

     (B) Management contract or compensatory plan contract or arrangement filed pursuant to
                 Item 601 of Regulation S-K.

                 Pursuant to Rule 14a - 3(10) of the
                 Securities Exchange Act of 1934, Penn will furnish any exhibit in this Report upon the payment of Penn's expenses in furnishing such exhibit.


3.  Exhibits -Common Exhibits to CEI and TE

Exhibit
Number
-------

          2(a) - Agreement and Plan of Merger between Ohio
                 Edison and Centerior Energy dated as of
                 September 13, 1996 (Exhibit (2)-1, Form S-4
                 File No. 333-21011, filed by FirstEnergy).

          2(b) - Merger Agreement by and among Centerior
                 Acquisition Corp., FirstEnergy and
                 Centerior (Exhibit (2)-3, Form S-4 File No.
                 333-21011, filed by FirstEnergy.

          4(a) - Rights Agreement (Exhibit 4, June 25, 1996
                 Form 8-K, File Nos. 1-9130, 1-2323 and 1-
                 3583).

       4(b)(1) - Form of Note Indenture between Cleveland
                 Electric, Toledo Edison and The Chase
                 Manhattan Bank, as Trustee dated as of June
                 13, 1997 (Exhibit 4(c), Form S-4 File No.
                 333-35931, filed by Cleveland Electric and Toledo Edison).

       4(b)(2) - Form of First Supplemental Note Indenture between Cleveland Electric, Toledo Edison and The Chase Manhattan Bank, as Trustee dated as of June 13, 1997 (Exhibit 4(d),
                 Form S-4 File No. 333-35931, filed by
                 Cleveland Electric and Toledo Edison).

     10b(1)(a) - CAPCO Administration Agreement dated
                 November 1, 1971, as of September 14, 1967, among the CAPCO Group members regarding the organization and procedures for implementing the objectives of the CAPCO
                 Group (Exhibit 5(p), Amendment No. 1, File
                 No. 2-42230, filed by Cleveland Electric).

     10b(1)(b) - Amendment No. 1, dated January 4, 1974, to
                 CAPCO Administration Agreement among the
                 CAPCO Group members (Exhibit 5(c)(3), File
                 No. 2-68906, filed by Ohio Edison).

        10b(2) - CAPCO Transmission Facilities Agreement dated November 1, 1971, as of September 14,
                 1967, among the CAPCO Group members
                 regarding the installation, operation and maintenance of transmission facilities to carry out the objectives of the CAPCO Group
                 (Exhibit 5(q), Amendment No. 1, File No. 2-
                 42230, filed by Cleveland Electric).

     10b(2)(1) - Amendment No. 1 to CAPCO Transmission
                 Facilities Agreement, dated December 23,
                 1993 and effective as of January 1, 1993, among the CAPCO Group members regarding requirements for payment of invoices at specified times, for payment of interest on non-timely paid invoices, for restricting adjustment of invoices after a four-year period, and for revising the method for computing the Investment Responsibility charge for use of a member's transmission facilities (Exhibit 10b(2)(1), 1993 Form
                 10-K, File Nos. 1-9130, 1-2323 and 1-3583).

        10b(3) - CAPCO Basic Operating Agreement As Amended
                 January 1, 1993 among the CAPCO Group
                 members regarding coordinated operation of the members' systems (Exhibit 10b(3), 1993
                 Form 10-K, File Nos. 1-9130, 1-2323 and 1-
                 3583).

        10b(4) - Agreement for the Termination or
                 Construction of Certain Agreement By and
                 Among the CAPCO Group members, dated
                 December 23, 1993 and effective as of
                 September 1, 1980 (Exhibit 10b(4), 1993
                 Form 10-K, File Nos. 1-9130, 1-2323 and 1-
                 3583).

        10b(5) - Construction Agreement, dated July 22,
                 1974, among the CAPCO Group members and
                 relating to the Perry Nuclear Plant
                 (Exhibit 5 (yy), File No. 2-52251, filed by
                 Toledo Edison).

        10b(6) - Contract, dated as of December 5, 1975, among the CAPCO Group members for the construction of Beaver Valley Unit No. 2
                 (Exhibit 5 (g), File No. 2-52996, filed by
                 Cleveland Electric).

       10b(7) -  Amendment No. 1, dated May 1, 1977, to
                 Contract, dated as of December 5, 1975,
                 among the CAPCO Group members for the
                 construction of Beaver Valley Unit No. 2
                 (Exhibit 5(d)(4), File No. 2-60109, filed by Ohio Edison).

     10d(1)(a) - Form of Collateral Trust Indenture among
                 CTC Beaver Valley Funding Corporation,
                 Cleveland Electric, Toledo Edison and
                 Irving Trust Company, as Trustee (Exhibit
                 4(a), File No. 33-18755, filed by Cleveland
                 Electric and Toledo Edison).

     10d(1)(b) - Form of Supplemental Indenture to
                 Collateral Trust Indenture constituting
                 Exhibit 10d(1)(a) above, including form of Secured Lease Obligation Bond (Exhibit
                 4(b), File No. 33-18755, filed by Cleveland
                 Electric and Toledo Edison).

     10d(1)(c) - Form of Collateral Trust Indenture among
                 Beaver Valley II Funding Corporation, The
                 Cleveland Electric Illuminating Company and
                 The Toledo Edison Company and The Bank of
                 New York, as Trustee (Exhibit (4) (a), File
                 No. 33-46665, filed by Cleveland Electric and Toledo Edison).

     10d(1)(d) - Form of Supplemental Indenture to
                 Collateral Trust Indenture constituting
                 Exhibit 10d(1)(c) above, including form of Secured Lease Obligation Bond (Exhibit (4)
                 (b), File No. 33-46665, filed by Cleveland
                 Electric and Toledo Edison).

     10d(2)(a) - Form of Collateral Trust Indenture among
                 CTC Mansfield Funding Corporation,
                 Cleveland Electric, Toledo Edison and IBJ
                 Schroder Bank & Trust Company, as Trustee
                 (Exhibit 4(a), File No. 33-20128, filed by
                 Cleveland Electric and Toledo Edison).

     10d(2)(b) - Form of Supplemental Indenture to
                 Collateral Trust Indenture constituting
                 Exhibit 10d(2)(a) above, including forms of Secured Lease Obligation Bonds (Exhibit
                 4(b), File No. 33-20128, filed by Cleveland
                 Electric and Toledo Edison).

     10d(3)(a) - Form of Facility Lease dated as of
                 September 15, 1987 between The First
                 National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the limited partnership Owner Participant named therein, Lessor, and Cleveland Electric and Toledo Edison, Lessees (Exhibit 4(c), File
                 No. 33-18755, filed by Cleveland Electric and Toledo Edison).

     10d(3)(b) - Form of Amendment No. 1 to Facility Lease
                 constituting Exhibit 10d(3)(a) above
                 (Exhibit 4(e), File No. 33-18755, filed by
                 Cleveland Electric and Toledo Edison).

     10d(4)(a) - Form of Facility Lease dated as of
                 September 15, 1987 between The First
                 National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the corporate Owner
                 Participant named therein, Lessor, and
                 Cleveland Electric and Toledo Edison,
                 Lessees (Exhibit 4(d), File No. 33-18755, filed by Cleveland Electric and Toledo
                 Edison).

     10d(4)(b) - Form of Amendment No. 1 to Facility Lease
                 constituting Exhibit 10d(4)(a) above
                 (Exhibit 4(f), File No. 33-18755, filed by
                 Cleveland Electric and Toledo Edison).

     10d(5)(a) - Form of Facility Lease dated as of
                 September 30, 1987 between Meridian Trust
                 Company, as Owner Trustee under a Trust
                 Agreement dated as of September 30, 1987 with the Owner Participant named therein, Lessor, and Cleveland Electric and Toledo
                 Edison, Lessees (Exhibit 4(c), File No. 33-
                 20128, filed by Cleveland Electric and
                 Toledo Edison).

     10d(5)(b) - Form of Amendment No. 1 to the Facility
                 Lease constituting Exhibit 10d(5)(a) above
                 (Exhibit 4(f), File No. 33-20128, filed by
                 Cleveland Electric and Toledo Edison).

     10d(6)(a) - Form of Participation Agreement dated as of
                 September 15, 1987 among the limited
                 partnership Owner participant named
                 therein, the Original Loan Participants
                 listed in Schedule 1 thereto, as Original
                 Loan Participants, CTC Beaver Valley Fund
                 Corporation, as Funding Corporation, The
                 First National Bank of Boston, as Owner
                 Trustee, Irving Trust Company, as Indenture
                 Trustee, and Cleveland Electric and Toledo
                 Edison, as Lessees (Exhibit 28(a), File No.
                 33-18755, filed by Cleveland Electric and Toledo Edison).

     10d(6)(b) - Form of Amendment No. 1 to Participation
                 Agreement constituting Exhibit 10d(6) (a) above (Exhibit 28(c), File No. 33-18755, filed by Cleveland Electric and Toledo
                 Edison).

     10d(7)(a) - Form of Participation Agreement dated as of
                 September 15, 1987 among the corporate
                 Owner Participant named therein, the
                 Original Loan Participants listed in
                 Schedule 1 thereto, as Owner Loan
                 Participants, CTC Beaver Valley Funding
                 Corporation, as Funding Corporation, The
                 First National Bank of Boston, as Owner
                 Trustee, Irving Trust Company, as Indenture
                 Trustee, and Cleveland Electric and Toledo
                 Edison, as Lessees (Exhibit 28(b), File No.
                 33-18755, filed by Cleveland Electric and Toledo Edison).

     10d(7)(b) - Form of Amendment No. 1 to Participation
                 Agreement constituting Exhibit 10d(7) (a) above (Exhibit 28(d), File No. 33-18755, filed by Cleveland Electric and Toledo
                 Edison).

     10d(8)(a) - Form of Participation Agreement dated as of
                 September 30, 1987 among the Owner
                 Participant named therein, the Original
                 Loan Participants listed in Schedule II
                 thereto, as Owner Loan Participants, CTC
                 Mansfield Funding Corporation, Meridian
                 Trust Company, as Owner Trustee, IBJ
                 Schroder Bank & Trust Company, as Indenture
                 Trustee, and Cleveland Electric and Toledo
                 Edison, as Lessees (Exhibit 28(a), File No.
                 33-20128, filed by Cleveland Electric and Toledo Edison).

     10d(8)(b) - Form of Amendment No. 1 to the
                 Participation Agreement constituting
                 Exhibit 10d(8) (a) above (Exhibit 28(b),
                 File No. 33-20128, filed by Cleveland
                 Electric and Toledo Edison).

        10d(9) - Form of Ground Lease dated as of September
                 15, 1987 between Toledo Edison, Ground
                 Lessor, and The First National Bank of
                 Boston, as Owner Trustee under a Trust
                 Agreement dated as of September 15, 1987 with the Owner Participant named therein, Tenant (Exhibit 28(e), File No. 33-18755, filed by Cleveland Electric and Toledo
                 Edison).

       10d(10) - Form of Site Lease dated as of September
                 30, 1987 between Toledo Edison, Lessor, and
                 Meridian Trust Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner
                 Participant named therein, Tenant (Exhibit
                 28(c), File No. 33-20128, filed by
                 Cleveland Electric and Toledo Edison).

       10d(11) - Form of Site Lease dated as of September
                 30, 1987 between Cleveland Electric,
                 Lessor, and Meridian Trust Company, as
                 Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner
                 Participant named therein, Tenant (Exhibit
                 28(d), File No. 33-20128, filed by
                 Cleveland Electric and Toledo Edison).

       10d(12) - Form of Amendment No. 1 to the Site Leases constituting Exhibits 10d(10) and 10d(11) above (Exhibit 4 (f), File No. 33-20128, filed by Cleveland Electric and Toledo
                 Edison).

       10d(13) - Form of Assignment, Assumption and Further
                 Agreement dated as of September 15, 1987 among The First National Bank of Boston, as
                 Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner
                 Participant named therein, Cleveland
                 Electric, Duquesne, Ohio Edison,
                 Pennsylvania Power and Toledo Edison
                 (Exhibit 28(f), File No. 33-18755, filed by
                 Cleveland Electric and Toledo Edison).

       10d(14) - Form of Additional Support Agreement dated as of September 15, 1987 between The First
                 National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner
                 Participant named therein, and Toledo
                 Edison (Exhibit 28(g), File No. 33-18755, filed by Cleveland Electric and Toledo
                 Edison).

       10d(15) - Form of Support Agreement dated as of
                 September 30, 1987 between Meridian Trust
                 Company, as Owner Trustee under a Trust
                 Agreement dated as of September 30, 1987 with the Owner Participant named therein, Toledo Edison, Cleveland Electric,
                 Duquesne, Ohio Edison and Pennsylvania
                 Power (Exhibit 28(e), File No. 33-20128, filed by Cleveland Electric and Toledo
                 Edison).

       10d(16) - Form of Indenture, Bill of Sale, Instrument of Transfer and Severance Agreement dated as of September 30, 1987 between Toledo
                 Edison, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust
                 Agreement dated as of September 15, 1987 with the Owner Participant named therein, Buyer (Exhibit 28 (h), File No. 33-18755, filed by Cleveland Electric and Toledo
                 Edison).

       10d(17) - Form of Bill of Sale, Instrument of
                 Transfer and Severance Agreement dated as of September 30, 1987 between Toledo
                 Edison, Seller, and Meridian Trust Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Buyer
                 (Exhibit 28(f), File No. 33-20128, filed by
                 Cleveland Electric and Toledo Edison).

      10d(18) -  Form of Bill of Sale, Instrument of
                 Transfer and Severance Agreement dated as of September 30, 1987 between Cleveland
                 Electric, Seller, and Meridian Trust
                 Company, as Owner Trustee under a Trust
                 Agreement dated as of September 30, 1987 with the Owner Participant named therein, Buyer (Exhibit 28(g), File No. 33-20128, filed by Cleveland Electric and Toledo
                 Edison).

       10d(19) - Forms of Refinancing Agreement, including exhibits thereto, among the Owner
                 Participant named therein, as Owner
                 Participant, CTC Beaver Valley Funding
                 Corporation, as Funding Corporation, Beaver
                 Valley II Funding Corporation, as New
                 Funding Corporation, The Bank of New York, as Indenture Trustee, The Bank of New York, as New Collateral Trust Trustee, and The
                 Cleveland Electric Illuminating Company and
                 The Toledo Edison Company, as Lessees
                 (Exhibit (28) (e) (i), File No. 33-46665,
                 filed by Cleveland Electric and Toledo
                 Edison).

    10d(20)(a) - Form of Amendment No. 2 to Facility Lease
                 among Citicorp Lescaman, Inc., Cleveland
                 Electric and Toledo Edison (Exhibit 10(a),
                 Form S-4 File No. 333-47651, filed by
                 Cleveland Electric).

    10d(20)(b) - Form of Amendment No. 3 to Facility Lease
                 among Citicorp Lescaman, Inc., Cleveland
                 Electric and Toledo Edison (Exhibit 10(b),
                 Form S-4 File No. 333-47651, filed by
                 Cleveland Electric).

    10d(21)(a) - Form of Amendment No. 2 to Facility Lease
                 among US West Financial Services, Inc.,
                 Cleveland Electric and Toledo Edison
                 (Exhibit 10(c), Form S-4 File No. 333-
                 47651, filed by Cleveland Electric).

    10d(21)(b) - Form of Amendment No. 3 to Facility Lease
                 among US West Financial Services, Inc.,
                 Cleveland Electric and Toledo Edison
                 (Exhibit 10(d), Form S-4 File No. 333-
                 47651, filed by Cleveland Electric).

       10d(22) - Form of Amendment No. 2 to Facility Lease among Midwest Power Company, Cleveland
                 Electric and Toledo Edison (Exhibit 10(e),
                 Form S-4 File No. 333-47651, filed by
                 Cleveland Electric).

        10e(1) - Centerior Energy Corporation Equity
                 Compensation Plan (Exhibit 99, Form S-8,
                 File No. 33-59635).

3.  Exhibits - Cleveland Electric Illuminating (CEI)

Exhibit
Number
-------

            3a - Amended Articles of Incorporation of CEI,
                 as amended, effective May 28, 1993 (Exhibit
                 3a, 1993 Form 10-K, File No. 1-2323).

            3b - Regulations of CEI, dated April 29, 1981,
                 as amended effective October 1, 1988 and April 24, 1990 (Exhibit 3b, 1990 Form 10-K,
                 File No. 1-2323).

         4b(1) - Mortgage and Deed of Trust between CEI and
                 Guaranty Trust Company of New York (now
                 Morgan Guaranty Trust Company of New York), as Trustee, dated July 1, 1940 (Exhibit
                 7(a), File No. 2-4450).

      Supplemental Indentures between CEI and the Trustee, supplemental to Exhibit 4b(1), dated as follows:

         4b(2) - July 1, 1940 (Exhibit 7(b), File No. 2-
                 4450).
         4b(3) - August 18, 1944 (Exhibit 4(c), File No. 2-
                 9887).
         4b(4) - December 1, 1947 (Exhibit 7(d), File No. 2-
                 7306).
         4b(5) - September 1, 1950 (Exhibit 7(c), File No.
                 2-8587).
         4b(6) - June 1, 1951 (Exhibit 7(f), File No. 2-
                 8994).
         4b(7) - May 1, 1954 (Exhibit 4(d), File No. 2-
                 10830).
         4b(8) - March 1, 1958 (Exhibit 2(a)(4), File No. 2-
                 13839).
         4b(9) - April 1, 1959 (Exhibit 2(a)(4), File No. 2-
                 14753).
        4b(10) - December 20, 1967 (Exhibit 2(a)(4), File
                 No. 2-30759).
        4b(11) - January 15, 1969 (Exhibit 2(a)(5), File No.
                 2-30759).
        4b(12) - November 1, 1969 (Exhibit 2(a)(4), File No.
                 2-35008).
        4b(13) - June 1, 1970 (Exhibit 2(a)(4), File No. 2-
                 37235).
        4b(14) - November 15, 1970 (Exhibit 2(a)(4), File
                 No. 2-38460).
        4b(15) - May 1, 1974 (Exhibit 2(a)(4), File No. 2-
                 50537).
        4b(16) - April 15, 1975 (Exhibit 2(a)(4), File No.
                 2-52995).
        4b(17) - April 16, 1975 (Exhibit 2(a)(4), File No.
                 2-53309).
        4b(18) - May 28, 1975 (Exhibit 2(c), June 5, 1975
                 Form 8-A, File No. 1-2323).
        4b(19) - February 1, 1976 (Exhibit 3(d)(6),
                 1975 Form 10-K, File No. 1-2323).
        4b(20) - November 23, 1976 (Exhibit 2(a)(4), File
                 No. 2-57375).
        4b(21) - July 26, 1977 (Exhibit 2(a)(4), File No. 2-
                 59401).
        4b(22) - September 27, 1977 (Exhibit 2(a)(5), File
                 No. 2-67221).
        4b(23) - May 1, 1978 (Exhibit 2(b), June 30, 1978
                 Form 10-Q, File No. 1-2323).
        4b(24) - September 1, 1979 (Exhibit 2(a), September
                 30, 1979 Form 10-Q, File No. 1-2323).
        4b(25) - April 1, 1980 (Exhibit 4(a)(2), September
                 30, 1980 Form 10-Q, File No. 1-2323).
        4b(26) - April 15, 1980 (Exhibit 4(b), September 30,
                 1980 Form 10-Q, File No. 1-2323).
        4b(27) - May 28, 1980 (Exhibit 2(a)(4), Amendment
                 No. 1, File No. 2-67221).
        4b(28) - June 9, 1980 (Exhibit 4(d), September 30,
                 1980 Form 10-Q, File No. 1-2323).
        4b(29) - December 1, 1980 (Exhibit 4(b) (29), 1980
                 Form 10-K, File No. 1-2323).
        4b(30) - July 28, 1981 (Exhibit 4(a), September 30,
                 1981, Form 10-Q, File No. 1-2323).
        4b(31) - August 1, 1981 (Exhibit 4(b), September 30,
                 1981, Form 10-Q, File No. 1-2323).
        4b(32) - March 1, 1982 (Exhibit 4(b)(3), Amendment
                 No. 1, File No. 2-76029).
        4b(33) - July 15, 1982 (Exhibit 4(a), September 30,
                 1982 Form 10-Q, File No. 1-2323).
        4b(34) - September 1, 1982 (Exhibit 4(a)(1),
                 September 30, 1982 Form 10-Q, File No. 1-
                 2323).
        4b(35) - November 1, 1982 (Exhibit 4(a)(2),
                 September 30, 1982 Form 10-Q, File No. 1-
                 2323).
        4b(36) - November 15, 1982 (Exhibit 4(b)(36), 1982
                 Form 10-K, File No. 1-2323).
        4b(37) - May 24, 1983 (Exhibit 4(a), June 30, 1983
                 Form 10-Q, File No. 1-2323).
        4b(38) - May 1, 1984 (Exhibit 4, June 30, 1984 Form
                 10-Q, File No. 1-2323).
        4b(39) - May 23, 1984 (Exhibit 4, May 22, 1984 Form
                 8-K, File No. 1-2323).
        4b(40) - June 27, 1984 (Exhibit 4, June 11, 1984
                 Form 8-K, File No. 1-2323).
        4b(41) - September 4, 1984 (Exhibit 4b(41), 1984
                 Form 10-K, File No. 1-2323).
        4b(42) - November 14, 1984 (Exhibit 4b(42), 1984
                 Form 10-K, File No. 1-2323).
        4b(43) - November 15, 1984 (Exhibit 4b(43), 1984
                 Form 10-K, File No. 1-2323).
        4b(44) - April 15, 1985 (Exhibit 4(a), May 8, 1985
                 Form 8-K, File No. 1-2323).
        4b(45) - May 28, 1985 (Exhibit 4(b), May 8,
                 1985 Form 8-K, File No. 1-2323).
        4b(46) - August 1, 1985 (Exhibit 4, September 30,
                 1985 Form 10-Q, File No. 1-2323).
        4b(47) - September 1, 1985 (Exhibit 4, September 30,
                 1985 form 8-K, File No. 1-2323).
        4b(48) - November 1, 1985 (Exhibit 4, January 31,
                 1986 Form 8-K, File No. 1-2323).
        4b(49) - April 15, 19 86 (Exhibit 4, March 31, 1986
                 Form 10-Q, File No. 1-2323).
        4b(50)-  May 14, 1986 (Exhibit 4(a), June 30, 1986
                 Form 10-Q, File No. 1-2323).
        4b(51) - May 15, 1986 (Exhibit 4(b), June 30, 1986
                 Form 10-Q, File No. 1-2323).
        4b(52) - February 25, 1987 (Exhibit 4b(52), 1986
                 Form 10-K, File No. 1-2323).
        4b(53) - October 15, 1987 (Exhibit 4, September 30,
                 1987 Form 10-Q, File No. 1-2323).
        4b(54) - February 24, 1988 (Exhibit 4b(54), 1987
                 Form 10-K, File No. 1-2323).
        4b(55) - September 15, 1988 (Exhibit 4b(55), 1988
                 Form 10-K, File No. 1-2323).
        4b(56) - May 15, 1989 (Exhibit 4(a)(2)(i), File No.
                 33-32724).
        4b(57) - June 13, 1989 (Exhibit 4(a)(2)(ii), File
                 No. 33-32724).
        4b(58) - October 15, 1989 (Exhibit 4(a)(2)(iii),
                 File No. 33-32724).
        4b(59) - January 1, 1990 (Exhibit 4b(59), 1989 Form
                 10-K, File No. 1-2323).
        4b(60) - June 1, 1990 (Exhibit 4(a), September 30,
                 1990 Form 10-Q, File No. 1-2323).
        4b(61) - August 1, 1990 (Exhibit 4(b), September 30,
                 1990 Form 10-Q, File No. 1-2323).
        4b(62) - May 1, 1991 (Exhibit 4(a), June 30, 1991
                 Form 10-Q, File No.
        4b(63) - May 1, 1992 (Exhibit 4(a)(3), File No. 33-
                 48845).
        4b(64) - July 31, 1992 (Exhibit 4(a)(3), File No.
                 33-57292).
        4b(65) - January 1, 1993 (Exhibit 4b(65), 1992 Form
                 10-K, File No. 1-2323).
        4b(66) - February 1, 1993 (Exhibit 4b(66), 1992 Form
                 10-K, File No. 1-2323).
        4b(67) - May 20, 1993 (Exhibit 4(a), July 14, 1993
                 Form 8-K, File No. 1-2323).
        4b(68) - June 1, 1993 (Exhibit 4(b), July 14, 1993
                 Form 8-K, File No. 1-2323).
        4b(69) - September 15, 1994 (Exhibit 4(a), September
                 30, 1994 Form 10-Q, File No. 1-2323).
        4b(70) - May 1, 1995 (Exhibit 4(a), September 30,
                 1995 Form 10-Q, File No. 1-2323).
        4b(71) - May 2, 1995 (Exhibit 4(b), September 30,
                 1995 Form 10-Q, File No. 1-2323).
        4b(72) - June 1, 1995 (Exhibit 4(c), September 30,
                 1995 Form 10-Q, File No. 1-2323).
        4b(73) - July 15, 1995 (Exhibit 4b(73), 1995 Form
                 10-K, File No. 1-2323).
        4b(74) - August 1, 1995 (Exhibit 4b(74), 1995 Form
                 10-K, File No. 1-2323).
        4b(75) - June 15, 1997 (Exhibit 4(a), Form S-4 File
                 No. 333-35931, filed by Cleveland Electric and Toledo Edison).
        4b(76) - October 15, 1997 (Exhibit 4(a), Form S-4
                 File No. 333-47651, filed by Cleveland
                 Electric).

            4c - Open-End Subordinate Indenture of Mortgage
                 between The Cleveland Electric Illuminating
                 Company and Bank One, Columbus, N.A., as
                 Trustee, Dated as of June 1, 1994 (Exhibit
                 4(a), August 26, 1994 Form 8-K, File No. 1-
                 2323).

          10-1 - Administration Agreement between the CAPCO
                 Group dated as of September 14, 1967.
                 (Registration No. 2-43102, Exhibit
                 5(c)(2).)

          10-2 - Amendment No. 1 dated January 4, 1974 to
                 Administration Agreement between the CAPCO
                 Group dated as of September 14, 1967.
                 (Registration No. 2-68906, Exhibit
                 5(c)(3).)

          10-3 - Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-43102, Exhibit
                 5(c)(3).)

          10-4 - Amendment No. 1 dated as of January 1, 1993 to Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (1993 Form 10-K,
                 Exhibit 10 -4.)

          10-5 - Agreement for the Termination or
                 Construction of Certain Agreements
                 effective September 1, 1980  October 15,
                 1997 (Exhibit 4(a), Form S-4 File No. 333-
                 47651, filed by Cleveland Electric).

        10a(1) - Form of Note Indenture between Cleveland
                 Electric and The Chase Manhattan Bank, as
                 Trustee dated as of October 24, 1997
                 (Exhibit 4(b), Form S-4 File No. 333-47651, filed by Cleveland Electric).

        10a(2) - Form of Supplemental Note Indenture between
                 Cleveland Electric and The Chase Manhattan
                 Bank, as Trustee dated as of October 24, 1997 (Exhibit 4(c), Form S-4 File No. 333-
                 47651, filed by Cleveland Electric).

       (A)13.2 - 1997 Annual Report to Stockholders. (only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

       (A)21.2 - List of Subsidiaries of the Registrant at
                 December 31, 1997.

       (A)23.2 - Consent of Independent Public Accountants.

       (A)27.2 - Financial Data Schedule for the period ended December 31, 1997.

           (A) - Provided herein in electronic format as an exhibit.

3.  Exhibits -Toledo Edison (TE)

Exhibit
Number
-------

            3a - Amended Articles of Incorporation of TE, as
                 amended effective October 2, 1992 (Exhibit
                 3a, 1992 Form 10-K, File No. 1-3583).

            3b - Code of Regulations of TE dated January 28,
                 1987, as amended effective July 1 and
                 October 1, 1988 and April 24, 1990 (Exhibit
                 3b, 1990 Form 10-K, File No. 1-3583).

         4b(1) - Indenture, dated as of April 1, 1947, between TE and The Chase National Bank of the City of New York (now The Chase
                 Manhattan Bank (National Association))
                 (Exhibit 2(b), File No. 2-26908).

                 Supplemental Indentures between TE and the Trustee, Supplemental to Exhibit 4b(1), dated as follows:

         4b(2) - September 1, 1948 (Exhibit 2(d), File No.
                 2-26908).
         4b(3) - April 1, 1949 (Exhibit 2(e), File No. 2-
                 26908).
         4b(4) - December 1, 1950 (Exhibit 2(f), File No. 2-
                 26908).
         4b(5) - March 1, 1954 (Exhibit 2(g), File No. 2-
                 26908).
         4b(6) - February 1, 1956 (Exhibit 2(h), File No. 2-
                 26908).
         4b(7) - May 1, 1958 (Exhibit 5(g), File No. 2-
                 59794).
         4b(8) - August 1, 1967 (Exhibit 2(c), File No. 2-
                 26908).
         4b(9) - November 1, 1970 (Exhibit 2(c), File No. 2-
                 38569).
        4b(10) - August 1, 1972 (Exhibit 2(c), File No. 2-
                 44873).
        4b(11) - November 1, 1973 (Exhibit 2(c), File No. 2-
                 49428).
        4b(12) - July 1, 1974 (Exhibit 2(c), File No. 2-
                 51429).
        4b(13) - October 1, 1975 (Exhibit 2(c), File No. 2-
                 54627).
        4b(14) - June 1, 1976 (Exhibit 2(c), File No. 2-
                 56396).
        4b(15) - October 1, 1978 (Exhibit 2(c), File No. 2-
                 62568).
        4b(16) - September 1, 1979 (Exhibit 2(c), File No.
                 2-65350).
        4b(17) - September 1, 1980 (Exhibit 4(s), File No.
                 2-69190).
        4b(18) - October 1, 1980 (Exhibit 4(c), File No. 2-
                 69190).
        4b(19) - April 1, 1981 (Exhibit 4(c), File No. 2-
                 71580).
        4b(20) - November 1, 1981 (Exhibit 4(c), File No. 2-
                 74485).
        4b(21) - June 1, 1982 (Exhibit 4(c), File No. 2-
                 77763).
        4b(22) - September 1, 1982 (Exhibit 4(x), File No.
                 2-87323).
        4b(23) - April 1, 1983 (Exhibit 4(c), March 31, 1983
                 Form 10-Q, File No. 1-3583).
        4b(24) - December 1, 1983 (Exhibit 4(x), 1983 Form
                 10-K, File No. 1-3583).
        4b(25) - April 1, 1984 (Exhibit 4(c), File No. 2-
                 90059).
        4b(26) - October 15, 1984 (Exhibit 4(z), 1984 Form
                 10-K, File No. 1-3583).
        4b(27) - October 15, 1984 (Exhibit 4(aa), 1984 Form
                 10-K, File No. 1-3583).
        4b(28) - August 1, 1985 (Exhibit 4(dd),
                 File No. 33-1689).
        4b(29) - August 1, 1985 (Exhibit 4(ee),
                 File No. 33-1689).
        4b(30) - December 1, 1985 (Exhibit 4(c), File No.
                 33-1689).
        4b(31) - March 1, 1986 (Exhibit 4b(31), 1986 Form
                 10-K, File No. 1-3583).
        4b(32) - October 15, 1987 (Exhibit 4, September 30,
                 1987 Form 10-Q, File No. 1-3583).
        4b(33) - September 15, 1988 (Exhibit 4b(33), 1988
                 Form 10-K, File No. 1-3583).
        4b(34) - June 15, 1989 (Exhibit 4b(34), 1989 Form
                 10-K, File No. 1-3583).
     (A)  13.3 - 1997 Annual Report to Stockholders. (Only
                 those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

     (A)  21.3 - List of Subsidiaries of the Registrant at
                 December 31, 1997.

     (A)  27.3 - Financial Data Schedule.

     (A) Provided herein in electronic format as an exhibit.


(b)  Reports on Form 8-K

     FirstEnergy
     -----------
     - The Company filed three reports on Form 8-K since the
       November 8, 1997 merger date. A report dated November
       10, 1997 reported the merger of Ohio Edison Company
       and Centerior Energy Corporation to form the Company
       effective November 8, 1997, amendment to such Form 8-
       K on Form 8-K/A dated January 22, 1998, and a report
       dated December 1, 1997, reported a Company common
       stock rights agreement.

  OE
  --
   -   OE filed two reports on Form 8-K since September 30,
       1997. A report dated November 12, 1997, reported the
       merger of Ohio Edison Company and Centerior Energy
       Corporation effective November 8, 1997 and a report
       dated March 23, 1998, reported audited consolidated
       financial statements for the year ended December 31,
       1997, and related matters.

  CEI
  ---
    -  CEI filed one report on Form 8-K since September 30,
       1997. A report dated March 16, 1998 reported audited
       consolidated financial statements for the year ended
       December 31, 1997, and related matters.

  TE
  --
    -  None

  Penn
  ----
    -  None





  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of FirstEnergy Corp.:


          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in FirstEnergy Corp.'s Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 13, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                  ARTHUR ANDERSEN LLP


Cleveland, Ohio
February 13, 1998





  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Ohio Edison
Company:


          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Ohio Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 13, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                              ARTHUR ANDERSEN LLP


Cleveland, Ohio
February 13, 1998




  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of The Cleveland
Electric Illuminating Company:


          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The Cleveland Electric Illuminating Company's Annual
Report to Stockholders incorporated by reference in this Form 10-
K and have issued our report thereon dated February 13, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange
Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                             ARTHUR ANDERSEN LLP



Cleveland, Ohio
February 13, 1998



  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of The Toledo Edison
Company:


          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The Toledo Edison Company's Annual Report to
Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 13, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                          ARTHUR ANDERSEN LLP


Cleveland, Ohio
February 13, 1998





  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Pennsylvania Power
Company:


          We have audited, in accordance with generally accepted auditing standards, the financial statements included in Pennsylvania Power Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 13, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                          ARTHUR ANDERSEN LLP



Cleveland, Ohio
February 13, 1998


                                                                                    SCHEDULE II
                                                           FIRSTENERGY CORP.
                                            CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             Additions
                                                     -----------------------
                                                       Charged      Charged
                                                     (Credited)    (Credited)
                                         Beginning       to         to Other                   Ending
       Description                        Balance      Income       Accounts     Deductions   Balance
       -----------                        -------    ----------    ---------     ----------   -------
                                                         (In Thousands)
Year Ended December 31, 1997:

  Accumulated provision for
    uncollectible accounts  - customers    $ 2,306    $ 13,565      $ 2,277(a)     $12,530(b)  $ 5,618
                                            ======    ========      =======        =======     =======
                            - other        $  --      $    941      $ 4,808(c)     $ 1,723     $ 4,026
                                           =======    ========      =======        =======     =======

Year Ended December 31, 1996:

  Accumulated provision for
    uncollectible accounts - customers     $ 2,528    $  6,949      $ 2,008(a)     $ 9,179(b)  $ 2,306
                                           =======    ========      =======        =======     =======

Year Ended December 31, 1995:

  Accumulated provision for
     uncollectible accounts - customers    $ 2,517   $  5,236      $ 1,836(a)     $ 7,061(b)  $ 2,528
                                           =======    ========      =======        =======     =======
------------------------------------

(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.
(c)  Includes the $4,026,000 effect of the FirstEnergy merger on November 8, 1997.

                                                                                    SCHEDULE II
                                                         OHIO EDISON COMPANY
                                            CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                             Additions
                                                     -----------------------
                                                       Charged      Charged
                                                     (Credited)    (Credited)
                                         Beginning       to         to Other                   Ending
       Description                        Balance      Income       Accounts     Deductions   Balance
       -----------                        -------    ----------    ---------     ----------   -------
                                                         (In Thousands)
Year Ended December 31, 1997:

  Accumulated provision for
    uncollectible accounts  - customers    $ 2,306    $ 10,979      $ 2,277(a)     $ 9,944(b)  $ 5,618
                                            ======    ========      =======        =======     =======

Year Ended December 31, 1996:

  Accumulated provision for
    uncollectible accounts - customers     $ 2,528    $  6,949      $ 2,008(a)     $ 9,179(b)  $ 2,306
                                           =======    ========      =======        =======     =======

Year Ended December 31, 1995:

  Accumulated provision for
     uncollectible accounts - customers    $ 2,517   $  5,236      $ 1,836(a)     $ 7,061(b)  $ 2,528
                                           =======    ========      =======        =======     =======

------------------------------------

(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.

                                                                                    SCHEDULE II
                                             THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                                            CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            Additions
                                                    -----------------------
                                                      Charged      Charged
                                                    (Credited)    (Credited)
                                        Beginning       to         to Other                   Ending
       Description                       Balance      Income       Accounts     Deductions   Balance
       -----------                       -------    ----------    ---------     ----------   -------
                                                        (In Thousands)
Year Ended December 31, 1997:

Accumulated provision for
    uncollectible accounts:
      Nov. 8 - Dec. 31, 1997             $ 1,226    $  2,331    $   216(a)    $  2,547(b)    $ 1,226
                                         =======    ========    =======       ========       =======
----------------------------------------------------------------------------------------------------
      Jan. 1 - Nov. 7, 1997              $    58    $ 12,853    $ 1,366(a)    $ 13,051(b)    $ 1,226
                                         =======    ========    =======       ========       =======
Year Ended December 31, 1996:

  Accumulated provision for
  uncollectible accounts                 $ 2,326    $ 14,872    $ 1,353(a)    $ 18,493(b)(c) $    58
                                        ========    ========    =======       ========       =======

Year Ended December 31, 1995:

  Accumulated provision for
  uncollectible accounts                $  2,129    $ 12,665    $ 2,585(a)    $ 15,053(b)    $ 2,326
                                        ========    ========    =======       ========       =======

-------------------------------
(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.
(c)  Sale of retail customer accounts receivable net of Accumulated Provision for Uncollectible
     Accounts.


                                                                                    SCHEDULE II
                                                     THE TOLEDO EDISON COMPANY
                                            CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            Additions
                                                    -----------------------
                                                      Charged      Charged
                                                    (Credited)    (Credited)
                                        Beginning       to         to Other                   Ending
       Description                       Balance      Income       Accounts     Deductions   Balance
       -----------                       -------    ----------    ---------     ----------   -------
                                                        (In Thousands)
Year Ended December 31, 1997:

Accumulated provision for
    uncollectible accounts:
      Nov. 8 - Dec. 31, 1997             $ 2,800    $  1,196    $   566(a)    $  1,762(b)    $ 2,800
                                         =======    ========    =======       ========       =======
----------------------------------------------------------------------------------------------------
      Jan. 1 - Nov. 7, 1997              $   100    $  9,367    $ 1,797(a)    $  8,464(b)    $ 2,800
                                         =======    ========    =======       ========       =======
Year Ended December 31, 1996:

  Accumulated provision for
  uncollectible accounts                 $ 1,046    $  6,223    $ 1,879(a)    $  9,048(b)(c) $   100
                                        ========    ========    =======       ========       =======

Year Ended December 31, 1995:

  Accumulated provision for
  uncollectible accounts                $  1,390    $  5,342    $ 1,282(a)    $  6,968       $ 1,046
                                        ========    ========    =======       ========       =======

-------------------------------
(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.
(c)  Sale of retail customer accounts receivable net of Accumulated Provision for Uncollectible
     Accounts.

                                                                                    SCHEDULE II
                                                          PENNSYLVANIA POWER COMPANY
                                                    VALUATION AND QUALIFYING ACCOUNTS
                                            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            Additions
                                                    -----------------------
                                                      Charged      Charged
                                                    (Credited)    (Credited)
                                        Beginning       to         to Other                   Ending
       Description                       Balance      Income       Accounts     Deductions   Balance
       -----------                       -------    ----------    ---------     ----------   -------
                                                        (In Thousands)

Year Ended December 31, 1997:

  Accumulated provision for
    uncollectible accounts               $  569     $ 4,409       $  397(a)     $ 1,766(b)    $ 3,609
                                         ======     =======       ======        =======       =======

Year Ended December 31, 1996:

  Accumulated provision for
      uncollectible accounts             $  563     $ 1,308       $  362(a)     $ 1,664(b)    $   569
                                         ======     =======       ======        =======       =======

Year Ended December 31, 1995:

  Accumulated provision for
    uncollectible accounts               $  515     $ 1,140       $  344(a)     $ 1,436(b)    $   563
                                         ======     =======       ======        =======       =======

----------------------------

(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRSTENERGY CORP.


                              BY /s/ W. R. Holland
                              -------------------------
                                     W. R. Holland
                                     Chairman of the Board
                                     and Chief Executive
                                       Officer

Date: March 17, 1998

          Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/  W. R. Holland                /s/  H. P. Burg
--------------------------------  ------------------------
     W. R. Holland                  H. P. Burg
     Chairman of the Board          President and Chief
      and Chief Executive Officer   Financial Officer
     and Director (Principal        and Director (Principal
      Executive Officer)            Financial Officer)

/s/  Harvey L. Wagner              /s/  Glenn H. Meadows
--------------------------------   ------------------------
     Harvey L. Wagner                  Glenn H. Meadows
     Controller (Principal                Director
      Accounting Officer)

                                   /s/  Paul J. Powers
--------------------------------   -------------------------
     Robert M. Carter                   Paul J. Powers
     Director                            Director

/s/  Carol A. Cartwright           /s/  Charles W. Rainger
--------------------------------    ------------------------
     Carol A. Cartwright                 Charles W. Rainger
     Director                            Director

/s/  William F. Conway             /s/  Robert C. Savage
--------------------------------   ----------------------
     William F. Conway                   Robert C. Savage
     Director                             Director

/s/  Robert L. Loughhead           /s/  George M. Smart
--------------------------------   -------------------------
     Robert L. Loughhead                 George M. Smart
     Director                             Director

/s/  Russell W. Maier             /s/ Jesse T. Williams, Sr.
--------------------------------   ----------------------
     Russell W. Maier                 Jesse T. Williams, Sr.
     Director                         Director

Date: March 17, 1998


                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OHIO EDISON COMPANY


                                        BY /s/  H. P. Burg
                                         -------------------
                                                H. P. Burg
                                                President


Date: March 17, 1998

          Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/  H. P. Burg                 /s/  R. H. Marsh
--------------------------      ----------------------------
     H. P. Burg                      R. H. Marsh
     President and Director          Vice President
     (Principal Executive Officer)   (Principal Financial
                                       Officer)

/s/  Harvey L. Wagner           /s/  W. R. Holland
--------------------------      ----------------------------
     Harvey L. Wagner                W. R. Holland
     Controller                      Director
     (Principal Accounting Officer)

/s/  Anthony J. Alexander
-------------------------------
     Anthony J. Alexander
     Director




Date:  March 17, 1998











                                  SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE CLEVELAND ELECTRIC
                                    ILLUMINATING COMPANY


                                     BY /s/  H. P. Burg
                                     --------------------
                                             H. P. Burg
                                             President

Date: March 17, 1998

          Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/  H. P. Burg                 /s/  R. H. Marsh
-------------------------       ----------------------------
     H. P. Burg                       R. H. Marsh
     President and Director          Vice President
     (Principal Executive Officer)  (Principal Financial
                                      Officer)


/s/  Harvey L. Wagner           /s/  W. R. Holland
----------------------------    ----------------------------
     Harvey L. Wagner                W. R. Holland
     Controller                      Director
     (Principal Accounting Officer)


/s/  Anthony J. Alexander
-------------------------------------
     Anthony J. Alexander
     Director



Date:  March 17, 1998










                                         SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE TOLEDO EDISON COMPANY


                                  BY /s/  H. P. Burg
                                 --------------------------
                                          H. P. Burg
                                          President

Date: March 17, 1998

          Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/  H. P. Burg                 /s/  R. H. Marsh
---------------------------     ----------------------------
     H. P. Burg                      R. H. Marsh
     President and Director          Vice President
     (Principal Executive Officer)  (Principal Financial
                                      Officer)


/s/  Harvey L. Wagner          /s/  W. R. Holland
---------------------------    -----------------------------
     Harvey L. Wagner               W. R. Holland
     Controller                     Director
     (Principal Accounting Officer)


/s/  Anthony J. Alexander
-----------------------------------
     Anthony J. Alexander
     Director


Date:  March 17, 1998







                                       SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PENNSYLVANIA POWER COMPANY


                               BY /s/  Willard R. Holland
                               -----------------------------
                                       Willard R. Holland
                                       Chairman of the Board
                                        and Chief Executive
                                        Officer


Date: March 25, 1998

          Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/  Willard R. Holland         /s/  Robert P. Wushinske
-----------------------------   ----------------------------
     Willard R. Holland              Robert P. Wushinske
     Chairman of the Board           Vice President and
      and Chief Executive Office      and Treasurer
      (Principal Executive Officer    (Principal Accounting
      and Principal Financial           Officer)
      Officer)


/s/  H. P. Burg                 /s/  Jack E. Reed
-----------------------------  --------------------------
     H. P. Burg                      Jack E. Reed
     Director                        Director


/s/  R. Joseph Hrach
-----------------------------   ----------------------------
     R. Joseph Hrach            Richard L. Werner
     Director                   Director


----------------------------
     Joseph J. Nowak
     Director



Date:  March 25, 1998