Form 10-Q
period 1998-03-31
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 1998-05-14
CIK 1031296, 20947, 73960, 77278, 352049

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________

Commission     Registrant; State of Incorporation;     I.R.S.
File Number    Address; and Telephone Number          Employer
                                                   Identification
                                                         No.
-----------    ----------------------------------  --------------

333-21011      FIRSTENERGY CORP.                   34-1843785
               (An Ohio Corporation)
               76 South Main Street
               Akron, Ohio  44308
               Telephone (800)736-3402


1-2578         OHIO EDISON COMPANY                 34-0437786
               (An Ohio Corporation)
               76 South Main Street
               Akron, OH  44308
               Telephone (800)736-3402


1-2323         THE CLEVELAND ELECTRIC              34-0150020
                ILLUMINATING COMPANY
               (An Ohio Corporation)
               c/o FirstEnergy Corp.
               76 South Main Street
               Akron, OH  44308
               Telephone (800)736-3402


1-3583         THE TOLEDO EDISON COMPANY           34-4375005
               (An Ohio Corporation)
               c/o FirstEnergy Corp.
               76 South Main Street
               Akron, OH  44308
               Telephone (800)736-3402

1-3491         PENNSYLVANIA POWER COMPANY          25-0718810
               (A Pennsylvania Corporation)
               1 East Washington Street
               P. O. Box 891
               New Castle, Pennsylvania  16103
               Telephone (412)652-5531






          Indicate by check mark whether each of the registrants
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---     ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                OUTSTANDING
          CLASS                              AS OF MAY 13, 1998
          -----                              ------------------

    FirstEnergy Corp., $.10 par value            230,625,566
    Ohio Edison Company, $9 par value                    100
    The Cleveland Electric Illuminating
     Company, no par value                        79,590,689
    The Toledo Edison Company, $5 par value       39,133,887
    Pennsylvania Power Company, $30 par value      6,290,000

FirstEnergy Corp. is the sole holder of Ohio Edison Company, The
Cleveland Electric Illuminating Company and The Toledo Edison
Company common stock; Ohio Edison Company is the sole holder of Pennsylvania Power Company common stock.

          This combined Form 10-Q is separately filed by FirstEnergy Corp., Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company and The Toledo Edison Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to any of the four FirstEnergy subsidiaries is also attributed to FirstEnergy.

          This Form 10-Q includes forward looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "potential", "expect", "believe", "estimate" and similar words. Actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy market prices, legislative and regulatory changes (including revised environmental requirements), availability and cost of capital and other similar factors.







                       TABLE OF CONTENTS

                                                             Pages

Part I.  Financial Information

         Notes to Financial Statements (Unaudited)          1-3

       FirstEnergy Corp.

         Consolidated Statements of Income                   4
         Consolidated Balance Sheets                        5-6
         Consolidated Statements of Cash Flows               7
         Report of Independent Public Accountants            8
         Management's Discussion and Analysis of
          Results of Operations and Financial Condition     9-11

       Ohio Edison Company

         Consolidated Statements of Income                  12
         Consolidated Balance Sheets                       13-14
         Consolidated Statements of Cash Flows              15
         Report of Independent Public Accountants           16
         Management's Discussion and Analysis of
          Results of Operations and Financial Condition    17-18

       The Cleveland Electric Illuminating Company

         Consolidated Statements of Income                  19
         Consolidated Balance Sheets                      20-21
         Consolidated Statements of Cash Flows              22
         Report of Independent Public Accountants           23
         Management's Discussion and Analysis of
          Results of Operations and Financial Condition   24-25

       The Toledo Edison Company

         Consolidated Statements of Income                  26
         Consolidated Balance Sheets                      27-28
         Consolidated Statements of Cash Flows              29
         Report of Independent Public Accountants           30
         Management's Discussion and Analysis of
          Results of Operations and Financial Condition   31-32

       Pennsylvania Power Company

         Statements of Income                               33
         Balance Sheets                                   34-45
         Statements of Cash Flows                           36
         Report of Independent Public Accountants           37
         Management's Discussion and Analysis of
          Results of Operations and Financial Condition     38


Part II.  Other Information






PART I.  FINANCIAL INFORMATION
------------------------------

                  FIRSTENERGY CORP. AND SUBSIDIARIES
                 OHIO EDISON COMPANY AND SUBSIDIARIES
    THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
             THE TOLEDO EDISON COMPANY AND SUBSIDIARY
                   PENNSYLVANIA POWER COMPANY

                 NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

1 -  FINANCIAL STATEMENTS:

          FirstEnergy Corp. (FirstEnergy) became a holding company on November 8, 1997, in connection with the merger of Ohio Edison Company (OE) and Centerior Energy Corporation (Centerior). FirstEnergy's principal business is the holding, directly or indirectly, of all of the outstanding common stock of its four principal electric utility operating subsidiaries, OE, The Cleveland Electric Illuminating Company (CEI), The Toledo Edison Company (TE) and Pennsylvania Power Company (Penn). These utility subsidiaries are referred to throughout as "Companies." Penn is a wholly owned subsidiary of OE. Prior to the merger in November 1997, CEI and TE were the principal operating subsidiaries of Centerior. The merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles, and the applicable effects were reflected on CEI's and TE's financial statements as of the merger date. Accordingly, the post-merger financial statements reflect a new basis of accounting, and pre-merger period and post-merger period financial results of CEI and TE (separated by a heavy black line) are presented.

          The condensed financial statements of FirstEnergy and each of the Companies reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in connection with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 1997 for FirstEnergy and the Companies. The reported results of operations are not indicative of results of operations for any future period.

          The sole assets of the subsidiary trust that is the obligor on the preferred securities included in FirstEnergy's and OE's capitalization are $123,711,350 principal amount of 9% Junior Subordinated Debentures of OE due December 31, 2025.

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

    CAPITAL EXPENDITURES-

          FirstEnergy's current forecast reflects expenditures of approximately $1.2 billion (OE-$510 million, CEI-$430 million, TE-$200 million and Penn-$90 million) for property additions and improvements related to its regulated businesses from 1998-2002, of which approximately $320 million (OE-$147 million, CEI-$105 million, TE-$50 million and Penn-$18 million) is applicable to 1998. Investments for additional nuclear fuel during the 1998-2002 period are estimated to be approximately $518 million (OE- $169 million, CEI-$172 million, TE-$140 million and Penn-$37 million), of which approximately $85 million (OE-$24 million, CEI-$32 million, TE-$27 million and Penn-$2 million) applies to 1998. FirstEnergy also expects to invest approximately $300 million during 1998-2002 relating to various nonregulated business ventures.

    GUARANTEES-

          The Companies and Duquesne Light Company have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of March 31, 1998, the Companies' share of the guarantees was $46.6 million (OE-$26.9 million, CEI-$10.0 million, TE-$5.8 million and Penn-$3.9 million). The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

    ENVIRONMENTAL MATTERS-

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies estimate additional capital expenditures for environmental compliance of approximately $50 million (OE-$25 million, CEI-$12 million, TE-$11 million and Penn-$2 million), which is included in the construction forecast for their regulated businesses provided under "Capital Expenditures" for 1998 through 2002.

          The Companies are in compliance with the current sulfur dioxide (SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The Environmental Protection Agency (EPA) is conducting additional studies which could indicate the need for additional NOx reductions from the Companies' Pennsylvania facilities by the year 2003. In addition, the EPA is also considering the need for additional NOx reductions from the Companies' Ohio facilities. On November 7, 1997, the EPA proposed uniform reductions of NOx emissions across a region of twenty-two states, including Ohio and the District of Columbia (NOx Transport Rule) after determining that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. In a separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. A December 1997 EPA Memorandum of Agreement proposes to finalize the NOx Transport Rule by September 30, 1998 and establishes a schedule for EPA action on the Section 126 petitions. The cost of NOx reductions, if required, may be substantial. The Companies continue to evaluate their compliance plans and other compliance options.

          The Companies are required to meet federally approved SO2 regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $25,000 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The Companies cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

          In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. The cost of compliance with these regulations may be substantial and depends on the manner in which they are implemented by the states in which the Companies operate affected facilities.

          OE, CEI and TE have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations that the Companies disposed of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued a liability of $4.8 million and $1.1 million, respectively, as of March 31, 1998, based on estimates of the costs of cleanup and the proportionate responsibility of other PRPs for such costs. OE, CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

          Legislative, administrative and judicial actions will continue to change the way that the Companies must operate in order to comply with environmental laws and regulations. With respect to any such changes and to the environmental matters described above, the Companies expect that any resulting additional capital costs which may be required, as well as any required increase in operating costs, would ultimately be recovered from their customers.

    REGULATORY ACCOUNTING-

          Based on the current regulatory environment and the Companies' respective regulatory plans, the Companies believe they will continue to be able to bill and collect cost-based rates relating to CEI's and TE's nonnuclear operations and all of OE's and Penn's operations; accordingly, it is appropriate that the Companies continue the application of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). With respect to the changing Pennsylvania regulatory environment, Penn is expected to discontinue its application of SFAS 71 for its generation operations, possibly as early as 1998. The impact of Penn discontinuing SFAS 71 is not expected to be material.

3.  PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME:

          The following pro forma statements of income for FirstEnergy, CEI and TE for the three months ended March 31, 1997, give effect to the OE-Centerior merger as if it had been consummated on January 1, 1997, with the purchase accounting adjustments actually recognized in the business combination.




                                        FE        CEI         TE
                                        --        ---         --
                          (In millions, except per share amounts)

  Operating Revenues                  $1,210    $ 432       $ 217
  Operating Expenses and Taxes           966      349         181
                                      ------    -----       -----
  Operating Income                       244       83          36
  Other Income                            14       (1)          1
  Net Interest Charges                   154       53          22
                                      ------    -----       -----
  Net Income                          $  104    $  29       $  15
                                      ======    =====       =====
  Earnings per Share of Common Stock  $  .47
                                      ======

Pro forma adjustments reflected above include: (1) adjusting CEI and TE nuclear generating units to fair value based upon independent appraisals and estimated discounted future cash flows based on management's current view of cost recovery; (2) the effect of discontinuing SFAS 71 for CEI's and TE's nuclear operations; (3) amortization of the fair value adjustment for long-term debt; (4) goodwill recognized representing the excess of CEI's and TE's portion of the purchase price over the respective company's adjusted net assets; (5) the elimination of merger costs; and (6) adjustments for estimated tax effects of the above adjustments.

                         FIRSTENERGY CORP.

                  CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)
                                            Three Months Ended
                                                 March 31,
                                          ---------------------
                                             1998        1997
                                          ----------   --------
                        (In thousands, except per share amounts)
OPERATING REVENUES                        $1,199,993   $604,774
                                          ----------   --------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                   209,693    109,101
  Nuclear operating costs                    130,062     68,523
  Other operating costs                      211,820     87,990
                                          ----------   --------
    Total operation and maintenance
     expenses                                551,575    265,614
  Provision for depreciation and
   amortization                              167,573     99,958
  Amortization of net regulatory assets       21,857      7,420
  General taxes                              136,374     61,537
  Income taxes                                76,891     43,896
                                          ----------   --------
    Total operating expenses and taxes       954,270    478,425
                                          ----------   --------
OPERATING INCOME                             245,723    126,349

OTHER INCOME                                  21,563     13,495
                                          ----------   --------
INCOME BEFORE NET INTEREST CHARGES           267,286    139,844
                                          ----------   --------
NET INTEREST CHARGES:
  Interest on long-term debt                 129,614     52,625
  Allowance for borrowed funds used during
    construction and capitalized interest     (1,481)      (380)
  Other interest expense                       6,173      7,718
  Subsidiaries' preferred stock dividend
   requirements                                9,328      6,981
                                          ----------   --------
    Net interest charges                     143,634     66,944
                                          ----------   --------
NET INCOME                                $  123,652   $ 72,900
                                          ==========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                222,407    144,345
                                          ==========   ========
BASIC AND DILUTED EARNINGS PER SHARE OF
 COMMON STOCK                                  $ .56      $ .51
                                               =====      =====
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK   $.375      $.375
                                               =====      =====

The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

                             - 4 -

                           FIRSTENERGY CORP.
                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                                        March 31,   December 31,
                                         1998           1997
                                      -----------   ------------
                                            (In thousands)
                     ASSETS
                     ------
UTILITY PLANT:
  In service                          $14,950,675    $15,008,448
  Less--Accumulated provision for
   depreciation                         5,701,339      5,635,900
                                      -----------    -----------
                                        9,249,336      9,372,548
                                      -----------    -----------
  Construction work in progress-
    Electric plant                        191,326        165,837
    Nuclear fuel                           62,809         34,825
                                      -----------    -----------
                                          254,135        200,662
                                      -----------    -----------
                                        9,503,471      9,573,210
                                      -----------    -----------
OTHER PROPERTY AND INVESTMENTS:
  Capital trust investments             1,335,489      1,370,177
  Nuclear plant decommissioning trusts    317,596        301,173
  Letter of credit collateralization      277,763        277,763
  Other.                                  524,752        357,989
                                      -----------    -----------
                                        2,455,600      2,307,102
                                      -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                48,845         98,237
  Receivables-
    Customers (less accumulated
     provisions of $5,941,000 and
     $5,618,000, respectively, for
     uncollectible accounts)              233,378        284,162
    Other                                 229,825        219,106
  Materials and supplies, at average
   cost-
    Owned                                 168,270        154,961
    Under consignment                      79,524         82,839
  Prepayments and other                   188,848        163,686
                                      -----------    -----------
                                          948,690      1,002,991
                                      -----------    -----------
DEFERRED CHARGES:
  Regulatory assets                     2,583,661      2,624,144
  Goodwill                              2,095,217      2,107,795
  Property taxes                          270,230        270,585
  Other                                   193,115        194,968
                                      -----------    -----------
                                        5,142,223      5,197,492
                                      -----------    -----------
                                      $18,049,984    $18,080,795
                                      ===========    ===========

                                - 5 -

                           FIRSTENERGY CORP.

                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                                        March 31,   December 31,
                                         1998           1997
                                      -----------   ------------
                                            (In thousands)
  CAPITALIZATION AND LIABILITIES
  ------------------------------

CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $.10 par value,
     authorized 300,000,000 shares -
     230,207,141 shares outstanding    $    23,021   $    23,021
    Other paid-in capital                3,636,845     3,636,908
    Retained earnings                      686,907       646,646
    Unallocated employee stock
    ownership plan common stock -
    7,760,215 and 7,829,538 shares,
    respectively                          (145,675)     (146,977)
                                       -----------   -----------
        Total common stockholders'
         equity                          4,201,098     4,159,598
  Preferred stock of consolidated
   subsidiaries-
    Not subject to mandatory
     redemption                            660,195       660,195
    Subject to mandatory redemption        214,864       214,864
  Ohio Edison obligated mandatorily
   redeemable preferred securities of
   subsidiary trust holding solely
   Ohio Edison subordinated debentures     120,000       120,000
  Long-term debt                         7,148,956     6,969,835
                                       -----------   -----------
                                        12,345,113    12,124,492
                                       -----------   -----------
CURRENT LIABILITIES:
  Currently payable long-term debt
   and preferred stock                     319,208       470,436
  Short-term borrowings                    281,385       302,229
  Accounts payable                         271,866       312,690
  Accrued taxes                            391,864       381,937
  Accrued interest                         144,580       147,694
  Other                                    192,003       193,850
                                       -----------   -----------
                                         1,600,906     1,808,836
                                       -----------   -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes      2,298,655     2,304,305
  Accumulated deferred investment
   tax credits                             318,429       324,200
  Pensions and other postretirement
   benefits                                499,319       492,425
  Other                                    987,562     1,026,537
                                       -----------   -----------
                                         4,103,965     4,147,467
                                       -----------   -----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)               -----------   -----------
                                       $18,049,984   $18,080,795
                                       ===========   ===========

The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these balance sheets.

                               - 6 -

                        FIRSTENERGY CORP.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                           Three Months Ended
                                              March 31,
                                      -------------------------
                                         1998            1997
                                      -----------    ----------
                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $  123,652     $  72,900
  Adjustments to reconcile net income
   to net cash from operating
   activities-
      Provision for depreciation and
       amortization                       167,573        99,958
      Nuclear fuel and lease
       amortization                        24,313        14,345
      Other amortization, net              21,585         7,110
      Deferred income taxes, net            9,702        (8,441)
      Investment tax credits, net          (5,771)       (3,826)
      Receivables                          40,065        17,352
      Materials and supplies               (9,994)        1,052
      Accounts payable                    (36,675)       (3,864)
      Other                               (80,938)       17,209
                                         --------      --------
        Net cash provided from
         operating activities             253,512       213,795
                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                        148,119        29,205
  Redemptions and Repayments-
    Long-term debt                        159,981       112,487
    Short-term borrowings, net             20,844        29,507
  Common stock dividend payments           83,391        53,541
                                         --------      --------
        Net cash used for financing
         activities                       116,097       166,330
                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                       64,104        34,381
  Bay Shore investment                    145,505             -
  Capital trust investments               (33,961)            -
  Other                                    11,159         3,050
                                         --------      --------
        Net cash used for investing
         activities                       186,807        37,431
                                         --------      --------
Net increase (decrease) in cash and
 cash equivalents                         (49,392)       10,034
Cash and cash equivalents at beginning
 of period                                 98,237         5,253
                                         --------      --------
Cash and cash equivalents at end of
 period                                  $ 48,845      $ 15,287
                                         ========      ========

The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

                                 - 7 -




              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. (an Ohio corporation) and subsidiaries as of March 31, 1998, and the related consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FirstEnergy Corp. and subsidiaries as of December 31, 1997, and, in our report dated February 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







                             ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 13, 1998

                            FIRSTENERGY CORP.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

          Earnings on common stock increased to $.56 per share in the first quarter of 1998 compared to $.51 per share for the same period last year. Current financial results reflect the merger of OE and Centerior, which was completed November 8, 1997. The former Centerior companies, which include CEI and TE, have been included in first quarter 1998 results. Results reported for the 1997 first quarter are for OE and Penn only (OE companies).

          Operating revenues were up $595.2 million in the first quarter of 1998, compared to the same period of 1997. Excluding the contribution of the former Centerior companies, operating revenues were down slightly due to mild weather conditions. For the OE companies, retail kilowatt-hour sales decreased 2.5% from 1997 levels. Contributing to the decline were reduced residential and commercial sales of 3.8% and 2.0%, respectively. First quarter industrial sales decreased 1.8% from comparable 1997 levels as a result of reduced sales to primary metal manufacturers. Sales to other utilities were down slightly. Overall, total kilowatt-hour sales for the first quarter of 1998 declined 2.3%, compared to the first quarter of 1997.

          Due to the inclusion of the former Centerior companies in 1998, all operation and maintenance expense categories increased substantially in the first quarter of 1998, compared to the same period last year. Including only the costs of OE companies in first quarter 1998 results yields the following expense comparisons. Fuel and purchased power expenses for the first quarter of 1998 were up $4.8 million due to an increase in purchased power costs resulting principally from unplanned outages at Beaver Valley Units 1 and 2. Nuclear operating costs increased $3.2 million for the first quarter of 1998, compared to the same period last year, due to increased outage-related costs at Beaver Valley Units 1 and 2 offset in part by reduced operating expenses at the Perry Plant. Other operating costs increased $4.3 million in the first quarter of 1998 over the same period of 1997; last year's costs included credits from the sale of emission allowances, resulting in the reported increase in 1998 costs compared to 1997.

          Due primarily to the inclusion of the former Centerior companies in 1998, first quarter 1998 cost comparisons with 1997 for the provision for depreciation and amortization, amortization of net regulatory assets and general taxes show increases. Other sources of differences are not material.

          Other income and net interest charges increased in the first quarter of 1998 from the same quarter of 1997. Excluding the impact of the merger, other income decreased slightly in the first quarter. For the OE companies, total interest costs were $4.2 million lower in the first quarter of 1998, than for the same period of 1997. Interest on long-term debt decreased due to redemptions of long-term debt totaling $249.8 million, since March 1997, while other interest expense increased as a result of increased short-term borrowing.

Capital Resources and Liquidity

          The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1998, capital requirements for property additions and capital leases are expected to be about $318 million, including $35 million for nuclear fuel. The Companies have additional cash requirements of approximately $135 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1998. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of March 31, 1998, the Companies had about $48.8 million of cash and temporary investments. The Companies also had $281.4 million of short-term indebtedness. In addition, the Companies' unused borrowing capability included $202 million under revolving lines of credit and $50 million of bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

          In May 1998, FirstEnergy arranged a $100 million revolving credit facility until May 6, 1999 to replace an expiring $125 million facility. Terms are similar to the previous agreement. FirstEnergy's borrowings under the facility will be jointly and severally guaranteed by CEI and TE. FirstEnergy plans to transfer any borrowed funds under this facility to CEI and TE based on their respective cash requirements.

          During the first quarter of 1998, the Bay Shore Power Company (a FirstEnergy subsidiary) issued $147.5 million of solid waste-disposal revenue bonds in conjunction with the Bay Shore Power Project. The project represents an alliance between FirstEnergy and British Petroleum (BP). Bay Shore Power will build a new state-of-the-art, steam-generating plant fueled by a waste by-product from a new lower cost refinery process at BP's Oregon, Ohio facility. Steam from the plant will supply both the refinery and TE's Bay Shore Unit 1. The project is expected to ensure the long-term viability of BP's refinery.

          On March 5, 1998, NP Energy Inc. and Ohio National Energy LLC, a joint venture between FirstEnergy Ventures Corp., a wholly owned subsidiary of FirstEnergy, and National Power Partners, an independent power developer located in San Mateo, California, announced a 15-year marketing agreement for the output of a planned 280 megawatt merchant plant in Ohio. The contract is expected to provide $700 million or more in revenue over the 15-year period. The agreement represents an important milestone for this project; however, resolution of several other major factors are required before the project can go forward. The project will use clean coal technology to burn waste coal at OE's
R. E. Burger Power Station. Ohio National Energy LLC will begin construction on the $230 million merchant plant in 1998 or in early 1999 if other factors resolve favorably.

          On March 19, 1998, FirstEnergy and Belden & Blake Corp. announced an agreement in principle to create a joint venture called FE Holdings, LLC, to acquire natural gas properties. Under the joint venture, Belden & Blake, an independent natural gas company based in North Canton, Ohio, would provide FE Holdings with its trading and operational expertise. Under the joint venture agreement, the Company will be the exclusive sales agent for FE Holdings, as well as for sales to end-use customers of Belden & Blake. Formation of the joint venture is subject to the negotiation and execution of a definitive joint venture agreement. FE Holdings has entered into an agreement to purchase the privately held Marbel Energy Corporation, a fully integrated natural gas company. This acquisition, which is subject to regulatory approval and due diligence, is not contingent upon completion of the joint venture agreement with Belden & Blake. Marbel owns interests in more than 1,800 gas and oil wells and holds interests in more than 200,000 undeveloped acres in eastern and central Ohio. Marbel's subsidiaries include MB Operating Company, Inc., a natural gas exploration and production company, and Northeast Ohio Operating Companies, Inc. (NOOC). NOOC owns and operates over 1,300 miles of gas gathering lines and natural gas pipeline companies which serve industrial customers in eastern and central Ohio.

          On April 30, 1998, FirstEnergy Services Corp., a wholly owned subsidiary of FirstEnergy, acquired Colonial Mechanical Corporation, a leading provider of commercial and industrial heating, ventilating, air conditioning, plumbing, and process piping construction and service. Colonial Mechanical Corporation, headquartered in Richmond, Virginia, is that state's largest mechanical supplier. In combination with FirstEnergy Services' subsidiaries Roth Bros., Inc. and RPC Mechanical, Inc., it becomes a part of one of the nation's largest providers of engineered heating, ventilating and air-conditioning equipment and energy-management systems.

          On March 26, 1998, Ohio legislation was introduced which is designed to bring competition to the State's retail electric industry. The legislation was introduced by the co-chairs of the Ohio General Assembly's Joint Select Committee and is consistent with recommendations contained in their draft report to the Select Committee. House and Senate hearings are expected to begin in May 1998; passage of any restructuring bill in 1998 appears unlikely.

          The Pennsylvania Public Utility Commission is expected to issue its final order for Penn's rate restructuring plan in July 1998. The plan, which Penn filed on September 30, 1997, calls for restructuring customer rates and providing customers with direct access to alternative energy suppliers. Customer choice is to be phased in over three years beginning January 1, 1999.

                        OHIO EDISON COMPANY

                  CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
                                           Three Months Ended
                                                 March 31,
                                          ---------------------
                                             1998        1997
                                          ----------   --------
                                               (In thousands)
OPERATING REVENUES                         $597,865    $604,774
                                           --------    --------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                  113,915     109,101
  Nuclear operating costs                    71,766      68,523
  Other operating costs                      92,273      87,990
                                           --------    --------
    Total operation and maintenance
     expenses                               277,954     265,614
  Provision for depreciation                100,843      99,958
  Amortization of net regulatory assets      11,287       7,420
  General taxes                              59,525      61,537
  Income taxes                               37,123      43,896
                                           --------    --------
    Total operating expenses and taxes      486,732     478,425
                                           --------    --------
OPERATING INCOME                            111,133     126,349

OTHER INCOME                                 12,502      13,495
                                           --------    --------
INCOME BEFORE NET INTEREST CHARGES          123,635     139,844
                                           --------    --------
NET INTEREST CHARGES:
  Interest on long-term debt                 46,668      52,625
  Allowance for borrowed funds used
   during construction and capitalized
   interest                                    (660)       (380)
  Other interest expense                      9,494       7,718
  Subsidiaries' preferred stock dividend
   requirements                               3,857       3,857
                                           --------    --------
    Net interest charges                     59,359      63,820
                                           --------    --------
NET INCOME                                   64,276      76,024

PREFERRED STOCK DIVIDEND REQUIREMENTS         3,019       3,124
                                           --------    --------
EARNINGS ON COMMON STOCK                   $ 61,257    $ 72,900
                                           ========    ========

The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

                              - 12 -

                         OHIO EDISON COMPANY

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                                        March 31,   December 31,
                                         1998           1997
                                      -----------   ------------
                                            (In thousands)
                     ASSETS
                     ------
UTILITY PLANT:
  In service, at original cost        $8,660,349     $8,666,272
  Less--Accumulated provision for
   depreciation                        3,614,777      3,546,594
                                      ----------     ----------
                                       5,045,572      5,119,678
                                      ----------     ----------
  Construction work in progress-
    Electric plant                       120,039         99,158
    Nuclear fuel                           7,175         21,360
                                      ----------     ----------
                                         127,214        120,518
                                      ----------     ----------
                                       5,172,786      5,240,196
                                      ----------     ----------
OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                     481,493        482,220
  Nuclear plant decommissioning trusts   119,319        109,883
  Letter of credit collateralization     277,763        277,763
  Other.                                 299,485        419,525
                                      ----------     ----------
                                       1,178,060      1,289,391
                                      ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents               11,655          4,680
  Receivables-
    Customers (less accumulated
     provisions of $5,941,000 and
     $5,618,000, respectively, for
     uncollectible accounts)             210,169        235,332
    Associated companies                 197,756         25,348
    Other                                 54,129         87,566
  Materials and supplies, at average
   cost-
    Owned                                 76,503         75,580
    Under consignment                     47,141         47,890
  Prepayments and other                   93,442         78,348
                                      ----------     ----------
                                         690,795        554,744
                                      ----------     ----------
DEFERRED CHARGES:
  Regulatory assets                    1,574,546      1,601,709
  Property taxes                         100,461        100,043
  Unamortized sale and leaseback
   costs                                  93,846         95,096
  Other                                   54,374         96,276
                                      ----------     -----------
                                       1,823,227      1,893,124
                                      ----------     ----------
                                      $8,864,868     $8,977,455
                                      ==========     ==========

                                   - 13 -

                        OHIO EDISON COMPANY

                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)
                                        March 31,   December 31,
                                         1998           1997
                                      -----------   ------------
                                            (In thousands)
   CAPITALIZATION AND LIABILITIES
   ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $9 par value,
     authorized 175,000,000 shares -
     100 shares outstanding           $        1      $        1
    Other paid-in capital              2,104,116       2,102,644
    Retained earnings                    513,310         621,674
                                      ----------      ----------
        Total common stockholder's
         equity                        2,617,427       2,724,319
  Preferred stock-
    Not subject to mandatory
     redemption                          160,965         160,965
    Subject to mandatory redemption       15,000          15,000
  Preferred stock of consolidated
   subsidiary-
    Not subject to mandatory
     redemption                           50,905          50,905
    Subject to mandatory redemption       15,000          15,000
  Company obligated mandatorily
   redeemable preferred securities of
   subsidiary trust holding solely
   Company subordinated debentures       120,000         120,000
  Long-term debt                       2,584,091       2,569,802
                                      ----------      ----------
                                       5,563,388       5,655,991
                                      ----------      ----------
CURRENT LIABILITIES:
  Currently payable long-term debt
   and preferred stock                   127,481         278,492
  Short-term borrowings-
    Associated companies                 120,000               -
    Other                                281,385         302,229
  Accounts payable-
    Associated companies                  42,392               -
    Other                                 86,470         115,836
  Accrued taxes                          179,366         157,095
  Accrued interest                        43,644          53,165
  Other                                  131,113         115,256
                                      ----------      ----------
                                       1,011,851       1,022,073
                                      ----------      ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes    1,674,359       1,698,354
  Accumulated deferred investment
   tax credits                           180,978         184,804
  Pensions and other postretirement
   benefits                              163,339         158,038
  Other                                  270,953         258,195
                                      ----------      ----------
                                       2,289,629       2,299,391
                                      ----------      ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)              ----------      ----------
                                      $8,864,868      $8,977,455
                                      ==========      ==========

The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.

                                - 14 -

                        OHIO EDISON COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                               Three Months Ended
                                                  March 31,
                                            --------------------
                                              1998        1997
                                            ---------  ---------
                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $ 64,276    $ 76,024
  Adjustments to reconcile net income
   to net
    cash from operating activities-
      Provision for depreciation             100,843      99,958
      Nuclear fuel and lease
       amortization                            6,783      14,345
      Other amortization, net                 11,015       7,110
      Deferred income taxes, net             (13,913)     (8,441)
      Investment tax credits, net             (3,826)     (3,826)
      Receivables                             31,868      17,352
      Materials and supplies                    (175)      1,052
      Accounts payable                        17,175      (3,864)
      Other                                   49,904      17,181
                                            --------    --------
        Net cash provided from operating
         activities                          263,950     216,891
                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                             2,638      29,205
    Short-term borrowings, net                99,156           -
  Redemptions and Repayments-
    Long-term debt                           139,861     112,487
    Short-term borrowings, net                     -      29,507
  Dividend Payments-
    Common stock                             169,898      53,541
    Preferred stock                            3,025       3,096
                                            --------    --------
        Net cash used for financing
         activities                          210,990     169,426
                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                          41,016      34,381
  Other                                        4,969       3,050
                                            --------    --------
        Net cash used for investing
         activities                           45,985      37,431
                                            --------    --------
Net increase in cash and cash equivalents      6,975      10,034
Cash and cash equivalents at beginning of
 period                                        4,680       5,253
                                            --------    --------
Cash and cash equivalents at end of
 period                                     $ 11,655    $ 15,287
                                            ========    ========

The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiaries as of March 31, 1998, and the related consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ohio Edison Company and subsidiaries as of December 31, 1997, and, in our report dated February 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







                            ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 13, 1998

                          OHIO EDISON COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Earnings on common stock decreased 16.0% in the first quarter of 1998, compared to the first quarter of 1997. The decrease reflects higher operation and maintenance expenses resulting from unplanned outages at Beaver Valley Units 1 and 2, and the absence in 1998 of substantial credits from the sale of emission allowances in 1997.

          Operating revenues were down slightly due to mild weather conditions. Retail kilowatt-hour sales decreased 2.5% from 1997 levels. Contributing to the decline were reduced residential and commercial sales of 3.8% and 2.0%, respectively. First quarter industrial sales decreased 1.8% from comparable 1997 levels as a result of reduced sales to primary metal manufacturers. Sales to other utilities were down slightly. Overall, total kilowatt-hour sales for the first quarter of 1998 declined 2.3%, compared to the first quarter of 1997.

          Fuel and purchased power expenses for the first quarter of 1998 were up $4.8 million due to an increase in purchased power costs resulting principally from unplanned outages at Beaver Valley Units 1 and 2. Nuclear operating costs increased $3.2 million for the first quarter of 1998, compared to the same period last year, due to increased outage-related costs at Beaver Valley Units 1 and 2 offset in part by reduced operating expenses at the Perry Plant. Other operating costs increased $4.3 million in the first quarter of 1998 over the same period of 1997; last year's costs included credits from the sale of emission allowances, resulting in the reported increase in 1998 costs compared to 1997.

          Total interest costs were $4.2 million lower in the first quarter of 1998, than for the same period of 1997. Interest on long-term debt decreased due to redemptions of long-term debt totaling $249.8 million since March 1997, while other interest expense increased as a result of increased short-term borrowing.

Capital Resources and Liquidity

          Ohio Edison Company and its subsidiaries (OE companies) have continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1998, capital requirements for property additions and capital leases are expected to be about $141 million, including $19 million for nuclear fuel. The OE companies have additional cash requirements of approximately $14 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1998. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of March 31, 1998, the OE companies had about $11.7 million of cash and temporary investments. The OE companies also had $401.4 million of short-term indebtedness, of which $120 million was to associated companies. In addition, the OE companies' unused borrowing capability included $77 million under revolving lines of credit and $50 million of bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

          On March 26, 1998, Ohio legislation was introduced which is designed to bring competition to the State's retail electric industry. The legislation was introduced by the co-chairs of the Ohio General Assembly's Joint Select Committee and is consistent with recommendations contained in their draft report to the Select Committee. House and Senate hearings are expected to begin in May 1998; passage of a restructuring bill in 1998 appears unlikely.

          The Pennsylvania Public Utility Commission is expected to issue its final order for Penn's rate restructuring plan in July 1998. The plan, which Penn filed on September 30, 1997, calls for restructuring customer rates and providing customers with direct access to alternative energy suppliers. Customer choice is to be phased in over three years beginning January 1, 1999.

              THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                   CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)
                                           Three Months Ended
                                                 March 31,
                                          ---------------------
                                             1998        1997
                                          ----------   --------
                                               (In thousands)
OPERATING REVENUES                         $415,027  | $431,627
                                           --------  | --------
                                                     |
OPERATING EXPENSES AND TAXES:                        |
  Fuel and purchased power                   88,977  |  110,530
  Nuclear operating costs                    22,085  |   21,096
  Other operating costs                      79,586  |   84,243
                                           --------  | --------
      Total operation and maintenance                |
       expenses                             190,648  |  215,869
  Provision for depreciation and                     |
   amortization                              48,183  |   55,298
  Amortization of net regulatory assets       6,567  |    6,567
  General taxes                              54,511  |   56,686
  Income taxes                               24,422  |   17,202
                                           --------  | --------
      Total operating expenses and taxes    324,331  |  351,622
                                           --------  | --------
                                                     |
OPERATING INCOME                             90,696  |   80,005
                                                     |
OTHER INCOME (LOSS)                           7,593  |   (3,664)
                                           --------  | --------
                                                     |
INCOME BEFORE NET INTEREST CHARGES           98,289  |   76,341
                                           --------  | --------
                                                     |
NET INTEREST CHARGES:                                |
  Interest on long-term debt                 60,060  |   52,881
  Allowance for borrowed funds used during           |
   construction                                (552) |     (459)
  Other interest expense (credit)              (844) |    3,689
                                           --------  | --------
      Net interest charges                   58,664  |   56,111
                                           --------  | --------
                                                     |
NET INCOME                                   39,625  |   20,230
                                                     |
PREFERRED STOCK DIVIDEND REQUIREMENTS         1,068  |    9,315
                                           --------  | --------
                                                     |
EARNINGS ON COMMON STOCK                   $ 38,557  | $ 10,915
                                           ========  | ========

The preceding Notes to Financial Statements as they relate to The
Cleveland Electric Illuminating Company are an integral part of these statements.

                               - 19 -

              THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                                        March 31,   December 31,
                                         1998           1997
                                      -----------   ------------
                                            (In thousands)
                   ASSETS
                   ------
UTILITY PLANT:
  In service                          $4,547,021     $4,578,649
  Less--Accumulated provision for
   depreciation                        1,471,114      1,470,084
                                      ----------     ----------
                                       3,075,907      3,108,565
                                      ----------     ----------
  Construction work in progress-
    Electric plant                        42,060         41,261
    Nuclear fuel                          28,905          6,833
                                      ----------     ----------
                                          70,965         48,094
                                      ----------     ----------
                                       3,146,872      3,156,659
                                      ----------     ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust             543,126        575,084
  Nuclear plant decommissioning
   trusts                                108,409        105,334
  Other.                                  18,149         21,482
                                      ----------     ----------
                                         669,684        701,900
                                      ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents               13,550         33,775
  Receivables-
    Customers                             14,692         29,759
    Associated companies                   9,047          8,695
    Other                                123,475         98,077
  Notes receivable from associated
   companies                              77,000              -
  Materials and supplies, at average
   cost-
    Owned                                 53,086         47,489
    Under consignment                     24,162         25,411
  Prepayments and other                   63,480         57,763
                                      ----------     ----------
                                         378,492        300,969
                                      ----------     ----------
DEFERRED CHARGES:
  Regulatory assets                      572,571        579,711
  Goodwill                             1,542,767      1,552,483
  Property taxes                         126,414        125,204
  Other                                   11,946         23,358
                                      ----------     ----------
                                       2,253,698      2,280,756
                                      ----------     ----------
                                      $6,448,746     $6,440,284
                                      ==========     ==========

                                 - 20 -


              THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                                        March 31,   December 31,
                                         1998           1997
                                      -----------   ------------
                                            (In thousands)
   CAPITALIZATION AND LIABILITIES
   ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value,
     authorized 105,000,000 shares -
     79,590,689 shares outstanding      $  931,614    $  931,614
    Retained earnings                       58,915        19,290
                                        ----------    ----------
        Total common stockholder's
         equity                            990,529       950,904
  Preferred stock-
    Not subject to mandatory redemption    238,325       238,325
    Subject to mandatory redemption        183,174       183,174
  Long-term debt                         3,196,328     3,189,590
                                        ----------    ----------
                                         4,608,356     4,561,993
                                        ----------    ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and
   preferred stock                         122,241       121,965
  Accounts payable-
    Associated companies                    68,261        56,109
    Other                                   59,782        90,737
  Notes payable to associated companies     75,600        56,802
  Accrued taxes                            185,148       194,394
  Accrued interest                          73,681        67,896
  Other                                     38,448        52,297
                                        ----------    ----------
                                           623,161       640,200
                                        ----------    ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes        507,903       496,437
  Accumulated deferred investment tax
   credits                                  94,835        96,131
  Pensions and other postretirement
   benefits                                199,617       198,642
  Other                                    414,874       446,881
                                        ----------    ----------
                                         1,217,229     1,238,091
                                        ----------    ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                ----------    ----------
                                        $6,448,746    $6,440,284
                                        ==========    ==========

The preceding Notes to Financial Statements as they relate to The
Cleveland Electric Illuminating Company are an integral part of these balance sheets.

                               - 21 -

               THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                               Three Months Ended
                                                  March 31,
                                            --------------------
                                              1998        1997
                                            ---------  ---------
                                                (In thousands)
                                                      |
                                                      |
CASH FLOWS FROM OPERATING ACTIVITIES:                 |
Net income                                  $ 39,625  | $ 20,230
  Adjustments to reconcile net income                 |
   to net cash from operating activities-             |
    Provision for depreciation and                    |
     amortization                             48,183  |   55,298
    Nuclear fuel and lease amortization       10,229  |   13,411
    Amortization of net regulatory assets      6,567  |    6,567
    Deferred income taxes, net                14,215  |   10,736
    Investment tax credits, net               (1,296) |   (2,001)
    Allowance for equity funds used during            |
     construction                                  -  |     (327)
    Receivables                              (10,331) |   43,360
    Materials and supplies                    (4,348) |    1,067
    Accounts payable                         (30,955) |  (25,602)
    Other                                    (25,929) |  (17,257)
                                            --------  | --------
      Net cash provided from operating                |
       activities                             45,960  |  105,482
                                            --------  | --------
CASH FLOWS FROM FINANCING ACTIVITIES:                 |
  New Financing-                                      |
    Short-term borrowings, net                18,798  |    2,781
  Redemptions and Repayments-                         |
    Preferred stock                                -  |   15,000
    Long-term debt                            11,552  |   12,450
  Dividend Payments-                                  |
    Common stock                                   -  |   29,605
    Preferred stock                            8,871  |    9,536
                                            --------  | --------
        Net cash used for financing                   |
         activities                            1,625  |   63,810
                                            --------  | --------
CASH FLOWS FROM INVESTING ACTIVITIES:                 |
  Property additions                          15,334  |   33,271
  Loans to associated companies               77,000  |        -
  Capital trust investments                  (31,958) |        -
  Other                                        4,184  |   11,976
                                            --------  | --------
        Net cash used for investing                   |
         activities                           64,560  |   45,247
                                            --------  | --------
Net decrease in cash and cash equivalents    (20,225) |   (3,575)
Cash and cash equivalents at beginning of             |
 period                                       33,775  |   30,273
                                            --------  | --------
Cash and cash equivalents at end of                   |
 period                                     $ 13,550  | $ 26,698
                                            ========  | ========

The preceding Notes to Financial Statements as they relate to The
Cleveland Electric Illuminating Company are an integral part of these statements.

                              - 22 -




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of March 31, 1998, and the related consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Cleveland Electric Illuminating Company and subsidiary as of December 31, 1997, and, in our report dated February 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                           ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 13, 1998

            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

          Financial results reflect the application of purchase accounting to the merger of CEI's former parent company, Centerior, with OE to form FirstEnergy on November 8, 1997. The application of this accounting resulted in fair value adjustments which were "pushed down" or reflected on the separate financial statements of Centerior's direct subsidiaries as of the merger date, including CEI's financial statements. Accordingly, the post-merger financial statements for the first quarter of 1998 and the December 31, 1997 Consolidated Balance Sheet reflect a new basis of accounting. Material effects of this new basis of accounting are identified below.

          Earnings on common stock increased to $38.6 million in the first quarter of 1998 from $10.9 million in the 1997 first quarter. The increase reflects benefits provided by the Bruce Mansfield Plant lease refinancing and lower operating expenses.

          Retail kilowatt-hour sales decreased 2.4% from 1997 levels due to weak residential sales. Residential sales decreased 8.2% in the first quarter of 1998 from the same quarter of 1997 due to milder weather conditions. Commercial sales in the first quarter of 1998 increased 0.5% from the same period last year. Sales to industrial customers declined 0.7% in the first quarter of 1998 compared to the same period of 1997. Sales to other utilities decreased 57.9%, due in part to an unplanned outage of the Beaver Valley Plant which reduced available energy for sale. Reduced sales to other utilities was the primary factor resulting in 10.8% lower total kilowatt-hour sales this year compared to the first quarter of 1997.

          Fuel and purchased power decreased in the first quarter of 1998 compared to the same period last year primarily due to the initiation of a revised fuel recovery method under the FirstEnergy Rate Reduction and Economic Development Plan. As a transition step, fuel revenues collected from customers in prior periods are being refunded in 1998, which effectively reduces reported fuel costs during the refund period. Fuel costs also decreased due to lower fuel prices and reduced consumption. Lower rent expense as a result of the refinancing of the Mansfield Plant lease contributed to a reduction in other operating costs for the first quarter of 1998.

          Lower depreciable asset balances resulting from the purchase accounting adjustments reduced the provision for depreciation in the first quarter of 1998 compared to the same quarter last year. This reduction was partially offset by the amortization of goodwill recognized with the application of purchase accounting.

          Interest income from investments related to the refinancing of the Mansfield Plant lease increased other income compared to the first quarter of 1997. Total interest charges were also higher due to secured notes issued in connection with the refinancing of the Mansfield Plant lease. Partially offsetting the increased interest charges was the amortization of net premiums associated with the revaluation of long-term debt in connection with the merger.

Capital Resources and Liquidity

          CEI has continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1998, capital requirements for property additions and capital leases are expected to be about $90 million, including $10 million for nuclear fuel. CEI has additional cash requirements of approximately $81.5 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1998. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of March 31, 1998, CEI had approximately $90.6 million of cash and temporary investments and $75.6 million of short-term indebtedness to an associated company. In May 1998, FirstEnergy arranged a $100 million revolving line of credit until May 6, 1999 to replace an expiring $125 million facility. FirstEnergy's borrowings under this facility will be jointly and severally guaranteed by CEI and TE. FirstEnergy plans to transfer any borrowed funds under this facility to CEI and TE based on their respective cash requirements.

          On March 26, 1998, Ohio legislation was introduced which is designed to bring competition to the State's retail electric industry. The legislation was introduced by the co-chairs of the Ohio General Assembly's Joint Select Committee and is consistent with their recommendations in response to the bipartisan committee's final report. House and Senate hearings are expected to begin in May 1998; passage of any restructuring bill in 1998 appears unlikely.

                        THE TOLEDO EDISON COMPANY

                     CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                                           Three Months Ended
                                                 March 31,
                                          ---------------------
                                             1998        1997
                                          ----------   --------
                                               (In thousands)
OPERATING REVENUES                         $221,103  | $217,060
                                           --------  | --------
OPERATING EXPENSES AND TAXES:                        |
  Fuel and purchased power                   32,407  |   43,314
  Nuclear operating costs                    36,210  |   39,901
  Other operating costs                      36,992  |   42,377
                                           --------  | --------
      Total operation and maintenance                |
       expenses                             105,609  |  125,592
  Provision for depreciation and                     |
   amortization                              18,547  |   24,894
  Amortization of net regulatory assets       4,003  |    4,291
  General taxes                              21,030  |   22,794
  Income taxes                               19,948  |    7,132
                                           --------  | --------
      Total operating expenses and taxes    169,137  |  184,703
                                           --------  | --------
OPERATING INCOME                             51,966  |   32,357
                                                     |
OTHER INCOME (LOSS)                           3,842  |     (320)
                                           --------  | --------
INCOME BEFORE NET INTEREST CHARGES           55,808  |   32,037
                                           --------  | --------
NET INTEREST CHARGES:                                |
  Interest on long-term debt                 22,886  |   20,834
  Allowance for borrowed funds used during           |
    construction                               (269) |     (104)
  Other interest expense (credit)              (814) |    2,467
                                           --------  |  --------
      Net interest charges                   21,803  |   23,197
                                           --------  | --------
NET INCOME                                   34,005  |    8,840
                                                     |
PREFERRED STOCK DIVIDEND REQUIREMENTS         1,385  |    4,194
                                           --------  | --------
EARNINGS ON COMMON STOCK                   $ 32,620  | $  4,646
                                           ========  | ========

The preceding Notes to Financial Statements as they relate to The
Toledo Edison Company are an integral part of these statements.

                       THE TOLEDO EDISON COMPANY

                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                        March 31,   December 31,
                                         1998           1997
                                      -----------   ------------
                                            (In thousands)
                 ASSETS
                 ------
UTILITY PLANT:
  In service                          $1,743,265     $1,763,495
  Less--Accumulated provision for
   depreciation                          615,448        619,222
                                      ----------     ----------
                                       1,127,817      1,144,273
                                      ----------     ----------
  Construction work in progress-
    Electric plant                        22,510         19,901
    Nuclear fuel                          26,729          6,632
                                      ----------     ----------
                                          49,239         26,533
                                      ----------     ----------
                                       1,177,056      1,170,806
                                      ----------     ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust             310,870        312,873
  Nuclear plant decommissioning
   trusts                                 89,868         85,956
  Other.                                   3,684          3,164
                                      ----------     ----------
                                         404,422        401,993
                                      ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                  373         22,170
  Receivables-
    Associated companies                  16,366         15,199
    Other                                  3,463         21,664
  Notes receivable from associated
   companies                             118,600         40,802
  Materials and supplies, at average
   cost-
    Owned                                 36,189         31,892
    Under consignment                      8,221          9,538
  Prepayments and other                   28,682         26,437
                                      ----------     ----------
                                         211,894        167,702
                                      ----------     ----------
DEFERRED CHARGES:
  Regulatory assets                      436,544        442,724
  Goodwill                               511,291        514,462
  Property taxes                          43,355         45,338
  Other                                    7,226         15,127
                                      ----------     ----------
                                         998,416      1,017,651
                                      ----------     ----------
                                      $2,791,788     $2,758,152
                                      ==========     ==========

                        THE TOLEDO EDISON COMPANY

                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                        March 31,   December 31,
                                         1998           1997
                                      -----------   ------------
                                            (In thousands)

    CAPITALIZATION AND LIABILITIES
    ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $5 par value,
     authorized 60,000,000 shares -
     39,133,887 shares outstanding     $  195,670     $  195,670
    Other paid-in capital                 328,364        328,364
    Retained earnings                      41,621          7,616
                                       ----------     ----------
        Total common stockholder's
         equity                           565,655        531,650
  Preferred stock-
    Not subject to mandatory redemption   210,000        210,000
    Subject to mandatory redemption         1,690          1,690
  Long-term debt                        1,220,364      1,210,190
                                       ----------     ----------
                                        1,997,709      1,953,530
                                       ----------     ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and
   preferred stock                         69,486         69,979
  Accounts payable-
    Associated companies                   31,453         21,173
    Other                                  64,437         60,756
  Accrued taxes                            34,795         34,441
  Accrued interest                         27,022         26,633
  Other                                    14,884         22,603
                                       ----------     ----------
                                          242,077        235,585
                                       ----------     ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes       111,744        104,543
  Accumulated deferred investment tax
   credits                                 42,616         43,265
  Pensions and other postretirement
   benefits                               113,731        113,254
  Other                                   283,911        307,975
                                       ----------     ----------
                                          552,002        569,037
                                       ----------     ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)               ----------     ----------
                                       $2,791,788     $2,758,152
                                       ==========     ==========

The preceding Notes to Financial Statements as they relate to The
Toledo Edison Company are an integral part of these balance sheets.

                     THE TOLEDO EDISON COMPANY

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                                Three Months Ended
                                                   March 31,
                                            --------------------
                                              1998        1997
                                            ---------  ---------
                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $ 34,005  | $ 8,840
  Adjustments to reconcile net income                  |
   to net cash from operating activities-              |
     Provision for depreciation and                    |
      amortization                             18,547  |  24,894
     Nuclear fuel and lease amortization        7,301  |   9,442
     Amortization of net regulatory assets      4,003  |   4,291
     Deferred income taxes, net                 9,453  |    (269)
     Investment tax credits, net                 (649) |  (1,080)
     Allowance for equity funds used during            |
      construction                                  -  |    (332)
      Receivables                              18,201  |     360
      Materials and supplies                   (2,980) |     422
      Accounts payable                          3,681  |   6,491
      Other                                   (13,584) |  (7,935)
                                             --------  |--------
        Net cash provided from operating               |
         activities                            77,978  |  45,124
                                             --------  |--------
CASH FLOWS FROM FINANCING ACTIVITIES:                  |
  Redemptions and Repayments-                          |
    Long-term debt                              8,568  |  16,617
  Dividend Payments-                                   |
    Preferred stock                             4,127  |   4,193
                                             --------  |--------
        Net cash used for financing                    |
         activities                            12,695  |  20,810
                                             --------  |--------
CASH FLOWS FROM INVESTING ACTIVITIES:                  |
  Property additions                            7,749  |  10,253
  Loans to associated companies                77,798  |  32,582
  Capital trust investments                    (2,003) |       -
  Other                                         3,536  |    (483)
                                             --------  |--------
        Net cash used for investing                    |
         activities                            87,080  |  42,352
                                             --------  |--------
Net decrease in cash and cash equivalents     (21,797) | (18,038)
Cash and cash equivalents at beginning of              |
 period                                        22,170  |  81,454
                                             --------  |--------
Cash and cash equivalents at end of period   $    373  |$ 63,416
                                             ========  |========

The preceding Notes to Financial Statements as they relate to The
Toledo Edison Company are an integral part of these statements.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of March 31, 1998, and the related consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Toledo Edison Company and subsidiary as of December 31, 1997, and, in our report dated February 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                          ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 13, 1998

                  THE TOLEDO EDISON COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Financial results reflect the application of purchase accounting to the merger of TE's former parent company, Centerior, with OE to form FirstEnergy on November 8, 1997. The application of this accounting resulted in fair value adjustments which were "pushed down" or reflected on the separate financial statements of Centerior's direct subsidiaries as of the merger date, including TE's financial statements. Accordingly, the post-merger financial statements for the first quarter of 1998 and the December 31, 1997 Consolidated Balance Sheet reflect a new basis of accounting. Material effects of this new basis of accounting are identified below.

          Earnings on common stock increased to $32.6 million in the first quarter of 1998 from $4.6 million in the 1997 first quarter. The increase reflects benefits provided by the Bruce Mansfield Plant lease refinancing and lower operating expenses.

          Retail kilowatt-hour sales increased 6.8% from 1997 levels due to strong industrial sales. Residential sales decreased 1.9% in the first quarter of 1998 from the same quarter of 1997 due to milder weather conditions. Commercial sales in the first quarter of 1998 increased 1.2% from the same period last year. Expanded production at the North Star BHP Steel facility was the primary factor in a 14.0% increase in industrial sales in the first quarter of 1998 from last year's level. Excluding North Star demand, industrial sales increased 3.4% from the first quarter of 1997. Sales to other utilities decreased 34.9%, due in part to an unplanned outage at the Beaver Valley Plant which reduced available energy for sale, resulting in a 6.9% reduction in total kilowatt-hour sales for the first quarter of 1998 compared to the first quarter of 1997.

          Fuel and purchased power decreased in the first quarter of 1998 compared to the same period last year primarily from the initiation of a revised fuel recovery method under the FirstEnergy Rate Reduction and Economic Development Plan. As a transition step, fuel revenues collected from customers in prior periods are being refunded in 1998, which effectively reduces reported fuel costs during the refund period. Nuclear operating costs were also lower in the current quarter than in the first quarter of 1997, with reduced costs at the Davis-Besse and Perry Plants partially offset by higher costs at Beaver Valley Unit 2. Lower rent expense as a result of the refinancing of the Mansfield Plant lease contributed to a reduction in other operating costs for the first quarter of 1998.

          Lower depreciable asset balances resulting from the purchase accounting adjustments reduced the provision for depreciation in the first quarter of 1998 compared to the same quarter last year. This reduction was partially offset by the amortization of goodwill recognized with the application of purchase accounting.

          Interest income from investments related to the refinancing of the Mansfield Plant lease increased other income compared to the first quarter of 1997. Total interest charges were also higher due to secured notes issued in connection with the refinancing of the Mansfield Plant lease. Partially offsetting the increased interest charges was the amortization of net premiums associated with the revaluation of long-term debt in connection with the merger.

                               - 31 -
Capital Resources and Liquidity

          TE has continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1998, capital requirements for property additions and capital leases are expected to be about $44 million, including $7 million for nuclear fuel. TE has additional cash requirements of approximately $40.6 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1998. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of March 31, 1998, TE had approximately $119.0 million of cash and temporary investments and no short-term indebtedness. In May 1998, FirstEnergy arranged a $100 million revolving line of credit until May 6, 1999 to replace an expiring $125 million facility. FirstEnergy's borrowings under this facility will be jointly and severally guaranteed by TE and CEI. FirstEnergy plans to transfer any borrowed funds under this facility to TE and CEI based on their respective cash requirements.

          On March 26, 1998, Ohio legislation was introduced which is designed to bring competition to the State's retail electric industry. The legislation was introduced by the co-chairs of the Ohio General Assembly's Joint Select Committee and is consistent with recommendations contained in their draft report to the Select Committee. House and Senate hearings are expected to begin in May 1998; passage of any restructuring bill in 1998 appears unlikely.

                     PENNSYLVANIA POWER COMPANY

                        STATEMENTS OF INCOME
                             (Unaudited)
                                           Three Months Ended
                                                 March 31,
                                          ---------------------
                                             1998        1997
                                          ----------   --------
                                               (In thousands)
OPERATING REVENUES                          $78,576    $78,977
                                            -------    -------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                   17,798     15,897
  Nuclear operating costs                     7,027      6,473
  Other operating costs                      12,269     13,588
                                            -------    -------
      Total operation and maintenance
       expenses                              37,094     35,958
  Provision for depreciation                 14,653     14,291
  Amortization of net regulatory assets       1,845      1,845
  General taxes                               5,779      6,299
  Income taxes                                6,566      6,951
                                            -------    -------
      Total operating expenses and taxes     65,937     65,344
                                            -------    -------
OPERATING INCOME                             12,639     13,633

OTHER INCOME                                    739        670

INCOME BEFORE NET INTEREST CHARGES           13,378     14,303
                                            -------    -------
NET INTEREST CHARGES:
  Interest expense                            5,494      5,756
  Allowance for borrowed funds used during
   construction                                 (82)       (47)
                                            -------    -------
      Net interest charges                    5,412      5,709
                                            -------    -------
NET INCOME                                    7,966      8,594

PREFERRED STOCK DIVIDEND REQUIREMENTS         1,157      1,157
                                            -------    -------
EARNINGS ON COMMON STOCK                    $ 6,809    $ 7,437
                                            =======    =======

The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.

                        PENNSYLVANIA POWER COMPANY

                              BALANCE SHEETS
                                (Unaudited)
                                       March 31,   December 31,
                                         1998           1997
                                      -----------   ------------
                                            (In thousands)

                   ASSETS
                   ------
UTILITY PLANT:
  In service, at original cost        $1,234,114    $1,237,562
  Less--Accumulated provision for
   depreciation                          511,863       508,981
                                      ----------    ----------
                                         722,251       728,581
                                      ----------    ----------
  Construction work in progress-
    Electric plant                         9,337         7,427
    Nuclear fuel                               -         6,788
                                      ----------    ----------
                                           9,337        14,215
                                      ----------    ----------
                                         731,588       742,796
                                      ----------    ----------
OTHER PROPERTY AND INVESTMENTS            29,468        26,157
                                      ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents                3,197           660
  Notes receivable from parent company    16,500        17,500
  Receivables-
    Customers (less accumulated
     provisions of $3,672,000 and
     $3,609,000, respectively, for
     uncollectible accounts)              31,923        33,934
    Associated companies                  16,256        12,599
    Other                                 11,818        14,426
  Materials and supplies, at average
   cost                                   15,349        14,973
  Prepayments                             10,347         1,707
                                      ----------    ----------
                                         105,390        95,799
                                      ----------    ----------
DEFERRED CHARGES:
  Regulatory assets                      159,795       162,966
  Other                                    6,641         6,739
                                      ----------    ----------
                                         166,436       169,705
                                      ----------    ----------
                                      $1,032,882    $1,034,457
                                      ==========    ==========

                   PENNSYLVANIA POWER COMPANY

                         BALANCE SHEETS
                           (Unaudited)
                                        March 31,   December 31,
                                         1998           1997
                                      -----------   ------------
                                            (In thousands)
    CAPITALIZATION AND LIABILITIES
    ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value,
     authorized 6,500,000 shares -
     6,290,000 shares outstanding      $  188,700    $  188,700
    Other paid-in capital                    (400)         (400)
    Retained earnings                     105,140       103,677
                                       ----------    ----------
        Total common stockholder's
         equity                           293,440       291,977
  Preferred stock-
    Not subject to mandatory redemption    50,905        50,905
    Subject to mandatory redemption        15,000        15,000
  Long-term debt-
    Associated companies                    8,031         9,231
    Other                                 280,037       280,074
                                       ----------    ----------
                                          647,413       647,187
                                       ----------    ----------
CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                    7,470         6,958
    Other                                     573         1,443
  Accounts payable-
    Associated companies                    6,471         6,788
    Other                                  24,231        22,751
  Accrued taxes                            18,202        12,332
  Accrued interest                          3,856         6,588
  Other                                    11,810        14,746
                                       ----------    ----------
                                           72,613        71,606
                                       ----------    ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes       235,245       239,952
  Accumulated deferred investment tax
   credits                                 25,480        26,052
  Other                                    52,131        49,660
                                       ----------    ----------
                                          312,856       315,664
                                       ----------    ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)               ----------    ----------
                                       $1,032,882    $1,034,457
                                       ==========    ==========

The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these balance sheets.

                     PENNSYLVANIA POWER COMPANY

                      STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                               Three Months Ended
                                                   March 31,
                                            --------------------
                                              1998        1997
                                            ---------  ---------
                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $  7,966   $  8,594
Adjustments to reconcile net income to net
  cash from operating activities-
    Provision for depreciation                14,653     14,291
    Nuclear fuel and lease amortization          940      2,489
    Other amortization, net                    1,572      1,535
    Deferred income taxes, net                (2,812)    (3,141)
    Investment tax credits, net                 (572)      (582)
    Receivables                                  962        486
    Materials and supplies                      (376)      (375)
    Accounts payable                           1,164        (21)
    Other                                     (9,601)    (8,128)
                                            --------   --------
        Net cash provided from operating
         activities                           13,896     15,148
                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Notes payable, net                             -      5,000
  Redemptions and Repayments-
    Long-term debt                             1,760     12,023
  Dividend Payments-
    Common stock                               5,346      5,346
    Preferred stock                            1,157      1,157
                                            --------   --------
        Net cash used for financing
         activities                            8,263     13,526
                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                           3,284      3,331
  Loan payment from parent                    (1,000)    (2,500)
  Other                                          812      1,703
                                            --------   --------
        Net cash used for investing
         activities                            3,096      2,534
                                            --------   --------
Net increase (decrease) in cash and cash
 equivalents                                   2,537       (912)
Cash and cash equivalents at beginning of
 period                                          660      1,387
                                            --------   --------
Cash and cash equivalents at end of period  $  3,197   $    475
                                            ========   ========

The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Pennsylvania Power Company:

We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly owned subsidiary of Ohio Edison Company) as of March 31, 1998, and the related statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Pennsylvania Power Company as of December 31, 1997, and, in our report dated February 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







                         ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 13, 1998

                     PENNSYLVANIA POWER COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Retail kilowatt-hour sales decreased 2.9% in the first quarter of 1998, compared with the first quarter of 1997, due to a decline in industrial sales. Closure of an electric arc facility at Caparo Steel Company in August 1997 was the cause of reduced industrial sales. Excluding sales to Caparo, industrial sales were up 6.2%. Despite mild weather conditions, residential sales increased 2.5% during the first quarter of 1998 from the same period of 1997 and commercial sales were also up 2.6% from last year. Sales to other utilities declined 3.1% in the first quarter from comparable 1997 levels, bringing the reduction in total kilowatt-hour sales to 3.1% in the first quarter of 1998, compared to the first quarter of 1997.

          Fuel and purchased power expenses were up in the first quarter of 1998, compared to last year, due to an increase in purchased power costs resulting from an extended refueling outage at Beaver Valley Unit 1 and the consequent loss of available Penn generation. The extended outage at Beaver Valley Unit 1 also contributed to higher nuclear operating costs in the first quarter of 1998, compared to last year, with that increase partially offset by lower costs at the Perry Plant. Other operating costs were lower this year primarily due to lower fossil-fueled plant outage expenses.

Capital Resources and Liquidity

          Penn has continuing cash requirements for planned capital expenditures. During the last three quarters of 1998, capital requirements for property additions and capital leases are expected to be about $16 million, including $2 million for nuclear fuel. These requirements are expected to be satisfied with internal cash.

          As of March 31, 1998, Penn had approximately $19.7 million of cash and temporary investments and no short term indebtedness. Penn had $2 million of unused short-term bank lines of credit as of March 31, 1998, and $12 million of bank facilities which may be borrowed for up to several days at the banks' discretion.

          The Pennsylvania Public Utility Commission is expected to issue its final order for the Penn's rate restructuring plan in July 1998. The plan, which Penn filed on September 30, 1997, calls for restructuring customer rates and providing customers with direct access to alternative energy suppliers. Customer choice is to be phased in over three years beginning January 1, 1999.
                              - 38 -


PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

        (a) The annual meeting of FirstEnergy stockholders was held on April 30, 1998.

        (b) At this meeting the following persons were elected to FirstEnergy's Board of Directors:

                                 Number of Votes
                        ---------------------------------
                            For                 Withheld
                        -----------            ----------

    R. L. Loughhead     188,836,922             5,396,454
    G. H. Meadows       188,920,676             5,312,700
    R. C. Savage        189,069,213             5,164,163

        (c)  At this meeting the appointment of Arthur Andersen
             LLP, independent public accountants as auditors for the year 1998 was ratified:

                                      Number of Votes
                      -------------------------------------------
                          For          Against        Abstentions
                      -----------    -----------      -----------

                      191,045,709     1,694,384        1,494,878

        (d)  At this meeting an Executive and Director Incentive
             Compensation Plan was ratified:

                                      Number of Votes
                      -------------------------------------------
                          For          Against        Abstentions
                      -----------    -----------      -----------

                      166,915,328     22,899,159       4,420,484

        (e) At this meeting a shareholder proposal to elect the entire Board of Directors each year with an independent lead director was rejected:

                          Number of Votes
       ------------------------------------------------------
                                                     Broker
           For        Against      Abstentions      Non-Votes
       -----------   ---------    -------------    ----------

        53,678,284  111,750,272     6,723,901      22,082,514

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)  Exhibits

         Exhibit
         Number
         ---------

      FirstEnergy, OE, CEI and Penn
      -----------------------------

       15  Letter from independent public accountants.

Item 6. Exhibits and Reports on Form 8-K (Cont.)
        -------------------------------
       TE
       --

           None

        Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, FirstEnergy, or, respectively, any of the Companies, has not filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of the total assets of FirstEnergy and its subsidiaries on a consolidated basis, or respectively, any of the Companies, but hereby agrees to furnish to the Commission on request any such documents.

        (b) Reports on Form 8-K

      FirstEnergy -  FirstEnergy filed one report on Form 8-K
      -----------
                     since December 31, 1997. A Form 8-K/A,
                     dated January 22, 1998 reported an
                     amendment to a Form 8-K which reported the merger of Ohio Edison Company and Centerior Energy Corporation to form FirstEnergy effective November 8, 1997.

      OE -   OE filed one report on Form 8-K since December 31,
      --
             1997. A report dated March 23, 1998 reported audited consolidated financial statements for the year ended
             December 31, 1997, and related matters.

      CEI -  CEI filed one report on Form 8-K since December 31,
      ---
             1997. A report dated March 16, 1998 reported audited consolidated financial statements for the year ended
             December 31, 1997, and related matters.

      TE -  None
      --

      Penn -  None
      ----
                                 - 40 -



                              SIGNATURE



          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 14, 1998




                                    FIRSTENERGY CORP.
                                    -----------------
                                      Registrant

                                   OHIO EDISON COMPANY
                                   -------------------
                                      Registrant

                                  THE CLEVELAND ELECTRIC
                                   ILLUMINATING COMPANY
                                  ----------------------
                                       Registrant

                                 THE TOLEDO EDISON COMPANY
                                 -------------------------
                                       Registrant


                                 /s/  Harvey L. Wagner
                                ------------------------
                                      Harvey L. Wagner
                                        Controller
                              Principal Accounting Officer



                                 PENNSYLVANIA POWER COMPANY
                                 --------------------------
                                       Registrant


                                 /s/  Harvey L. Wagner
                                 -----------------------
                                      Harvey L. Wagner
                                        Comptroller
                               Principal Accounting Officer

