Form 10-Q
period 1998-06-30
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 1998-08-12
CIK 1031296, 20947, 73960, 77278, 352049

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

                               OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

Commission   Registrant; State of Incorporation;  I.R.S. Employer
File Number   Address; and Telephone Number     Identification No.
----------- ----------------------------------- ------------------

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

Yes  X    No
   -----    -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                OUTSTANDING
           CLASS                            AS OF AUGUST 12, 1998
           -----                            ---------------------

  FirstEnergy Corp., $.10 par value              237,069,087
  Ohio Edison Company, $9 par value                      100
  The Cleveland Electric Illuminating
   Company, no par value                          79,590,689
  The Toledo Edison Company, $5 par value         39,133,887
  Pennsylvania Power Company, $30 par value        6,290,000

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

          This Form 10-Q includes forward looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "potential", "expect", "believe", "estimate" and similar words. Actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy market prices, legislative and regulatory changes
(including revised environmental requirements), availability and cost of capital and other similar factors

                         TABLE OF CONTENTS

                                                            Pages

Part I.  Financial Information

         Notes to Financial Statements                      1-3

       FirstEnergy Corp.

         Consolidated Statements of Income                   4
         Consolidated Balance Sheets                        5-6
         Consolidated Statements of Cash Flows               7
         Report of Independent Public Accountants            8
         Management's Discussion and Analysis of
           Results of Operations and Financial Condition    9-11

       Ohio Edison Company

         Consolidated Statements of Income                  12
         Consolidated Balance Sheets                       13-14
         Consolidated Statements of Cash Flows              15
         Report of Independent Public Accountants           16
         Management's Discussion and Analysis of
           Results of Operations and Financial Condition   17-18

       The Cleveland Electric Illuminating Company

         Consolidated Statements of Income                  19
         Consolidated Balance Sheets                       20-21
         Consolidated Statements of Cash Flows              22
         Report of Independent Public Accountants           23
         Management's Discussion and Analysis of
           Results of Operations and Financial Condition   24-25

       The Toledo Edison Company

         Consolidated Statements of Income                  26
         Consolidated Balance Sheets                      27-28
         Consolidated Statements of Cash Flows              29
         Report of Independent Public Accountants           30
         Management's Discussion and Analysis of
           Results of Operations and Financial Condition  31-32

       Pennsylvania Power Company

         Statements of Income                               33
         Balance Sheets                                   34-35
         Statements of Cash Flows                           36
         Report of Independent Public Accountants           37
         Management's Discussion and Analysis of
           Results of Operations and Financial Condition  38-39

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

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

      CAPITAL EXPENDITURES-

          FirstEnergy's current forecast reflects expenditures of approximately $1.2 billion (OE-$510 million, CEI-$430 million, TE- $200 million and Penn-$90 million) for property additions and improvements related to its regulated businesses from 1998-2002, of which approximately $281 million (OE-$134 million, CEI- $87million, TE-$42 million and Penn-$18 million) is applicable to 1998. Investments for additional nuclear fuel during the 1998-2002 period are estimated to be approximately $518 million (OE-$169 million, CEI-$172 million, TE-$140 million and Penn-$37 million), of which approximately $85 million (OE-$24 million, CEI-$32 million, TE-$27 million and Penn-$2 million) applies to 1998. FirstEnergy also expects to invest approximately $300 million during 1998-2002 relating to various nonregulated business ventures.

    GUARANTEES-

          The Companies and Duquesne Light Company have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of June 30, 1998, the Companies' share of the guarantees was $46.6 million (OE-$26.9 million, CEI-$10.0 million, TE-$5.8 million and Penn-$3.9 million). The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

     ENVIRONMENTAL MATTERS-

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies estimate additional capital expenditures for environmental compliance of approximately $50 million (OE-$25 million, CEI-$12 million, TE-$11 million and Penn- $2 million), which is included in the construction forecast for their regulated businesses provided under "Capital Expenditures" for 1998 through 2002.

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

          OE, CEI and TE have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations that the Companies disposed of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute.
Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued a liability of $4.8 million and $1.0 million, respectively, as of June 30, 1998, based on estimates of the costs of cleanup and the proportionate responsibility of other PRPs for such costs. OE, CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

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

3.  REGULATORY ACCOUNTING-

          On June 18, 1998, the Pennsylvania Public Utility Commission (PPUC) authorized a rate restructuring plan for Penn, which essentially resulted in the deregulation of Penn's generation business. Accordingly, Penn discontinued the application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation (SFAS 71), for its generation business as of June 30, 1998. In accordance with SFAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of SFAS 71, " Penn was required to remove from its balance sheet all regulatory assets and liabilities related to its generation business for which SFAS 71 was discontinued and assess all other assets for impairment.

          The Securities and Exchange Commission (SEC) recently issued interpretive guidance regarding asset impairment measurement when a regulated enterprise such as an electric utility discontinues SFAS 71 for separable portions of its operations and assets. That guidance concludes that any supplemental regulated cash flows such as a competitive transition charge (CTC) should be excluded from the cash flows of assets in a portion of the business not subject to regulatory accounting practices. If such assets are impaired, a regulatory asset should be established if such costs are recoverable through regulatory cash flows. Consistent with the SEC guidance, Penn reduced its nuclear generating unit investments by approximately $305 million, of which approximately $227 million was recognized as a regulatory asset to be recovered through a CTC over a seven-year transition period. The charge of $51.7 million ($30.5 million after income taxes) for discontinuing the application of SFAS 71 to Penn's generation business was recorded as an extraordinary item on the Consolidated Statement of Income.

          Based on the current regulatory environment and the Companies' respective regulatory plans, the Companies believe they will continue to be able to bill and collect cost-based rates relating to all of OE's operations, CEI's and TE's nonnuclear operations, and Penn's nongeneration operations; accordingly, it is appropriate that the Companies continue the application of SFAS 71 to those respective operations.

4.  PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME:

          The following pro forma statements of income for FirstEnergy, CEI and TE for the three months and six months ended
June 30, 1997, give effect to the OE-Centerior merger as if it had been consummated on January 1, 1997, with the purchase accounting adjustments actually recognized in the business combination.

                                        FE      CEI      TE
                                        --      ---      --
                       (In millions, except per share amounts)
  Three Months Ended June 30, 1997
  -------------------------------
  Operating Revenues                   $1,200    $428    $222
  Operating Expenses and Taxes            955     348     183
                                       ------    ----    ----
  Operating Income                        245      80      39
  Other Income (Expense)                   13      (3)      2
  Net Interest Charges                    155      55      22
                                       ------    ----    ----
  Net Income                           $  103    $ 22    $ 19
                                       ======    ====    ====
  Earnings per Share of Common Stock   $  .47
                                       ======

  Six Months Ended June 30, 1997
  ------------------------------
  Operating Revenues                   $2,410    $860    $439
  Operating Expenses and Taxes          1,920     698     364
                                       ------    ----    ----
  Operating Income                        490     162      75
  Other Income (Expense)                   26      (3)      3
  Net Interest Charges                    308     108      44
                                       ------    ----    ----
  Net Income                           $  208    $ 51    $ 34
                                       ======    ====    ====
  Earnings per Share of Common Stock   $  .94
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


                                          FIRSTENERGY CORP.

                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)
                                                  Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                ----------------------    ----------------------
                                                   1998        1997          1998        1997
                                                ----------  ----------    ----------  ----------
                                                   (In thousands, except per share amounts)
OPERATING REVENUES                              $1,277,061   $ 593,250    $2,477,054  $1,198,024
                                                ----------   ---------    ----------  ----------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                         323,399     100,689       533,092     209,790
  Nuclear operating costs                          117,050      67,320       247,112     135,843
  Other operating costs                            229,872     107,079       441,692     195,069
                                                ----------   ---------    ----------  ----------
    Total operation and maintenance expenses       670,321     275,088     1,221,896     540,702
  Provision for depreciation and amortization      166,324      86,615       333,897     186,573
  Amortization of net regulatory assets             22,520       7,421        44,377      14,841
  General taxes                                    135,108      55,436       271,482     116,973
  Income taxes                                      61,892      42,736       138,783      86,632
                                                ----------   ---------    ----------  ----------
    Total operating expenses and taxes           1,056,165     467,296     2,010,435     945,721
                                                ----------   ---------    ----------  ----------
OPERATING INCOME                                   220,896     125,954       466,619     252,303

OTHER INCOME (EXPENSE)                              (6,327)     14,075        15,236      27,570
                                                ----------   ---------    ----------  ----------
INCOME BEFORE NET INTEREST CHARGES                 214,569     140,029       481,855     279,873
                                                ----------   ---------    ----------  ----------
NET INTEREST CHARGES:
  Interest on long-term debt                       132,717      51,713       262,331     104,338
  Allowance for borrowed funds used during
    construction and capitalized interest           (1,187)       (381)       (2,668)       (761)
  Other interest expense                             4,622       7,955        10,795      15,673
  Subsidiaries' preferred stock dividend
   requirements                                     18,463       6,981        27,791      13,962
                                                ----------   ---------    ----------  ----------
    Net interest charges                           154,615      66,268       298,249     133,212
                                                ----------   ---------    ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM                    59,954      73,761       183,606     146,661

EXTRAORDINARY ITEM (NET OF INCOME TAXES)
 (Note 3)                                          (30,522)          -       (30,522)          -
                                                ----------   ---------    ----------  ----------
NET INCOME                                      $   29,432   $  73,761    $  153,084  $  146,661
                                                ==========   =========    ==========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                      223,987     144,468       223,197     144,406
                                                   =======     =======       =======     =======
BASIC AND DILUTED EARNINGS PER SHARE OF
COMMON STOCK:
  Before extraordinary item                         $  .27      $  .51        $  .83       $1.02
  Extraordinary item (Net of income taxes)
  (Note 3)                                            (.14)          -          (.14)          -
                                                    ------      ------        ------       -----
BASIC AND DILUTED EARNINGS PER SHARE OF
COMMON STOCK                                        $  .13      $  .51        $  .69       $1.02
                                                    ======      ======        ======       =====
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK        $ .375      $ .375        $  .75       $ .75
                                                    ======      ======        ======       =====

The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.



                                           FIRSTENERGY CORP.

                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                                           June 30,      December 31,
                                                            1998             1997
                                                         -----------    -------------
                                                                 (In thousands)
                    ASSETS
                    ------
UTILITY PLANT:
  In service                                            $14,441,698      $15,008,448
  Less--Accumulated provision for depreciation            5,549,051        5,635,900
                                                        -----------      -----------
                                                          8,892,647        9,372,548
                                                        -----------      -----------
  Construction work in progress-
    Electric plant                                          210,275          165,837
    Nuclear fuel                                             31,712           34,825
                                                        -----------      -----------
                                                            241,987          200,662
                                                        -----------      -----------
                                                          9,134,634        9,573,210
                                                        -----------      -----------
OTHER PROPERTY AND INVESTMENTS:
  Capital trust investments                               1,332,604        1,370,177
  Nuclear plant decommissioning trusts                      327,481          301,173
  Letter of credit collateralization                        277,763          277,763
  Other.                                                    594,995          357,989
                                                        -----------      -----------
                                                          2,532,843        2,307,102
                                                        -----------      -----------
CURRENT ASSETS:
  Cash and cash equivalents                                  70,965           98,237
  Receivables-
    Customers (less accumulated provisions of
     $6,227,000 and $5,618,000, respectively,
     for uncollectible accounts)                            248,243          284,162
    Other (less accumulated provisions of $36,932,000
     and $4,026,000,respectively, for uncollectible
     accounts)                                              378,723          219,106
  Materials and supplies, at average cost-
    Owned                                                   139,558          154,961
    Under consignment                                       112,386           82,839
  Prepayments and other                                     201,418          163,686
                                                        -----------       ----------
                                                          1,151,293        1,002,991
                                                        -----------       ----------
DEFERRED CHARGES:
  Regulatory assets                                       2,783,213        2,624,144
  Goodwill                                                2,256,883        2,107,795
  Property taxes                                            270,647          270,585
  Other                                                     206,176          194,968
                                                        -----------      -----------
                                                          5,516,919        5,197,492
                                                        -----------      -----------
                                                        $18,335,689      $18,080,795
                                                        ===========      ===========


                                           FIRSTENERGY CORP.

                                       CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                                                   June 30,     December 31,
                                                                     1998          1997
                                                                 -----------    ------------
                                                                       (In thousands)

          CAPITALIZATION AND LIABILITIES
          ------------------------------
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $.10 par value, authorized
     300,000,000 shares - 237,069,087 and
     230,207,141 shares outstanding, respectively              $    23,707      $    23,021
    Other paid-in capital                                        3,838,866        3,636,908
    Retained earnings                                              632,753          646,646
    Unallocated employee stock ownership plan
     common stock - 7,663,745 and 7,829,538 shares,
     respectively                                                 (143,864)        (146,977)
                                                               -----------      -----------
        Total common stockholders' equity                        4,351,462        4,159,598
  Preferred stock of consolidated subsidiaries-
    Not subject to mandatory redemption                            660,195          660,195
    Subject to mandatory redemption                                199,460          214,864
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely OE
    subordinated debentures                                        120,000          120,000
  Long-term debt                                                 6,996,796        6,969,835
                                                               -----------      -----------
                                                                12,327,913       12,124,492
                                                               -----------      -----------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock             407,184          470,436
  Short-term borrowings                                            202,738          302,229
  Accounts payable                                                 506,476          312,690
  Accrued taxes                                                    386,295          381,937
  Accrued interest                                                 144,767          147,694
  Other                                                            197,420          193,850
                                                               -----------      -----------
                                                                 1,844,880        1,808,836
                                                               -----------      -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                              2,286,385        2,304,305
  Accumulated deferred investment tax credits                      296,886          324,200
  Pensions and other postretirement benefits                       509,850          492,425
  Other                                                          1,069,775        1,026,537
                                                               -----------      -----------
                                                                 4,162,896        4,147,467
                                                               -----------      -----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                       -----------      -----------
                                                               $18,335,689      $18,080,795
                                                               ===========      ===========

The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these balance sheets.

                                         - 6 -

                                          FIRSTENERGY CORP.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                        Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
                                                       --------------------  --------------------
                                                         1998        1997      1998        1997
                                                       --------    --------  --------    --------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  29,432   $  73,761  $ 153,084   $146,661
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization       166,324      86,615    333,897    186,573
      Nuclear fuel and lease amortization                16,319      14,297     40,632     28,642
      Other amortization, net                            12,838       7,119     34,423     14,229
      Deferred income taxes, net                        (24,953)     (8,255)   (15,251)   (16,696)
      Investment tax credits, net                        (5,568)     (3,338)   (11,339)    (7,164)
      Extraordinary item                                 51,730           -     51,730          -
      Receivables                                        48,421       6,612     88,486     23,964
      Materials and supplies                                197     (10,613)    (9,797)    (9,561)
      Accounts payable                                    1,526       9,176    (35,149)     5,312
      Other                                             (17,520)    (16,075)   (98,458)     1,134
                                                      ---------   ---------  ---------   --------
        Net cash provided from operating activities     278,746     159,299    532,258    373,094
                                                      ---------   ---------  ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Common stock                                        203,855           -    203,855          -
    Long-term debt                                      114,286      41,318    262,405     70,523
    Ohio Schools Council Prepayment Program             116,598           -    116,598          -
  Redemptions and Repayments-
    Preferred stock                                      15,379           -     15,379          -
    Long-term debt                                      189,930     104,056    349,911    216,543
    Short-term borrowings, net                           87,599      13,996    108,443     43,503
  Common stock dividend payments                         83,586      56,419    166,977    109,960
                                                      ---------   ---------  ---------   --------
        Net cash provided from (used for) financing
         activities                                      58,245    (133,153)   (57,852)  (299,483)
                                                      ---------   ---------  ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                    307,120      29,196    371,224     63,577
  Cash investments                                           66           -    111,610          -
  Other                                                   7,685       1,748     18,844      4,798
                                                      ---------   ---------  ---------   --------
        Net cash used for investing activities          314,871      30,944    501,678     68,375
                                                      ---------   ---------  ---------   --------
Net increase (decrease) in cash and cash
 equivalents                                             22,120      (4,798)   (27,272)     5,236
Cash and cash equivalents at beginning of period         48,845      15,287     98,237      5,253
                                                      ---------   ---------  ---------   --------
Cash and cash equivalents at end of period            $  70,965   $  10,489  $  70,965   $ 10,489
                                                      =========   =========  =========   ========


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

                                        - 7 -

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. (an Ohio corporation) and subsidiaries as of June 30, 1998, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

Cleveland, Ohio
August 12, 1998

                       FIRSTENERGY CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The Company, as a producer and trader of electricity, has certain financial risks inherent in its business activities. With respect to its trading operations, the Company uses principally over-the-counter contracts for the purchase and sale of electricity. These contracts expose the Company to commodity price fluctuations. Market risk represents the risk of loss that may impact financial position, results of operations or cash flow due to either changes in the commodity market prices for electricity or the failure of contract counterparties to perform. Various policies and procedures have been established to manage market risk exposure based on measures of historical market volatility. However, electricity is subject to unpredictable price fluctuations due to changing economic and weather conditions. Financial results in the second quarter of 1998 were adversely affected by a combination of these factors as described below. Expenses in the third quarter of 1998 are expected to be adversely affected, to a lesser extent, from trading losses due to the continuing price volatility in the regional power market.

Results of Operations

          Basic and diluted earnings on common stock decreased to $.69 per share for the six-month period ended June 30, 1998, compared to $1.02 per share for the same period last year. For the second quarter of 1998, earnings decreased to $.13 per share, compared to $.51 per share for the second quarter of 1997. Financial results reflect several factors including the merger of OE and Centerior, which was effective November 8, 1997. The former Centerior companies, which include CEI and TE have been included in the second quarter and year-to-date 1998 results.
The 1997 second quarter and six-month results are for OE and Penn only (OE companies). Also, 1998 second quarter and six-month results include an extraordinary charge of $30.5 million after taxes, or $.14 per common share, resulting from Penn's discontinued application of SFAS 71 to its generation business (see Note 3). Sharp increases in the spot market price for electricity occasioned by constrained power supply conditions and heavy customer demand, combined with unscheduled outages at certain FirstEnergy generating units, resulted in spot market purchases of power at prices which substantially exceeded amounts recovered from retail customers. The recovery shortfall reduced net income by approximately $50 million, or $.22 per common share. Finally, the unprecedented market prices for electricity in June 1998, contributed to a credit loss of $25 million after taxes or $.11 per common share. One power marketer with which the Company's FirstEnergy Trading and Power Marketing Corp. subsidiary had transactions under contract defaulted, and others may be unable to perform as a result of June's price movements.

          Operating revenues increased $1.279 billion during the six-month period ending June 30, 1998, compared to the same period of 1997, and increased $684 million in the second quarter of 1998 compared to the second quarter of 1997. Excluding the contribution of the former Centerior companies, operating revenues were 4.3% higher during the quarter and 1.5% higher in the year-to-date period compared to the corresponding periods of 1997. For the OE companies, year-to-date retail kilowatt-hour sales decreased 0.2%, with a 3.2% increase in commercial sales offset by a 2.1% decrease in industrial sales. Industrial sales for 1998 were affected by the August 1997 closure of a major customer's electric arc furnace in the Penn service area. Excluding sales to that facility, industrial sales increased 0.2% and retail sales were 0.8% higher. Residential sales were down slightly in the year-to-date period ending June 30, 1998, with a 0.4% decrease from last year. Sales to wholesale customers increased 7.8% compared to the first half of 1997. This increase contributed to the 1.1% increase in total kilowatt-hour sales during the period.

          Retail kilowatt-hour sales in the second quarter of 1998 for the OE companies increased 2.4% with residential and commercial sales being 4.0% and 8.5% higher, respectively. Residential sales benefited from higher air-conditioning loads due to hotter weather and commercial sales benefited from continued growth in the service sector of the area economy during the period. Industrial sales decreased 2.4% during the second quarter of 1998 compared to the same period of 1997. However, removing the impact of the electric arc furnace closure, industrial sales were slightly higher. Sales to wholesale customers increased 16.4% in the second quarter compared to the same period last year contributing to the increase in total sales of 4.6%.

          All operation and maintenance expense categories increased substantially in the first half of 1998, compared to the same period of last year, due principally to the inclusion of the former Centerior companies. Excluding the 1998 costs of the former Centerior companies, operation and maintenance expenses increased $67.5 million in the first half of 1998 compared to the first six months of 1997. Most of the increase for the OE companies resulted from purchased power expenses which were up $57.7 million in the first half of 1998 from the same period in 1997.
That increase was the result of a combination of factors. In late June 1998, the midwestern and southern regions of the United
States experienced electricity shortages caused mainly by record temperatures and humidity and unscheduled generating unit outages. During this period, the Beaver Valley Plant remained out of service and the Company's Davis-Besse Nuclear Power Station was removed from service as a result of damage to transmission facilities caused by a tornado. Also, Avon Lake Unit 9 experienced an unscheduled outage during the period due to lightning-related transformer damage. As a result, the Companies purchased significant amounts of power on the spot market at unusually high prices (as discussed above), causing the increase in purchased power costs. Excluding last year's credits from emission allowance sales, other operation and maintenance expenses were down in the first six months of 1998 from the same period in 1997.

          Inclusion of the former Centerior companies also increased other operating expenses. Excluding those companies' 1998 costs, the provision for depreciation and amortization increased $9.9 million or 5.3% for the six-month period ending June 30, 1998 compared to the first half of 1997. Of that increase, $9.1 million occurred in the second quarter of 1998 resulting principally from accelerated depreciation under OE's regulatory plan. Amortization of net regulatory assets also increased in the first half of 1998 from the comparable 1997 period due to the absence in 1998 of certain regulatory credits which were fully amortized in 1997.

          Other income (expense) in the second quarter of 1998 included the $25 million after-tax reserve for credit losses discussed above. For the OE companies, other income was down slightly in the first half of 1998 and the second quarter of 1998 compared to the same periods of 1997, due principally to reduced investment income.

          Interest expenses increased due to the inclusion of the former Centerior companies for both the six-month period ended June 30, 1998 and the second quarter of 1998, from the corresponding periods in 1997. Excluding the impact of the merger, interest on long-term debt decreased due to redemptions of long-term debt totaling $333.9 million since July 1997.
Other interest expense increased as a result of increased short-term borrowing levels in 1998.

Capital Resources and Liquidity

          The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the last half of 1998, capital requirements for property additions and capital leases for the utility operating companies are expected to be about $181 million, including $19 million for nuclear fuel. The Companies have additional cash requirements of approximately $85.6 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1998. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of June 30, 1998, the Companies had about $71.0 million of cash and temporary investments and $202.7 million of short-term indebtedness. The Companies' unused borrowing capability included $235 million under revolving lines of credit and $15 million of bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

          On July 3, 1998, CEI optionally redeemed $150 million principal amount of first mortgage bonds having a weighted average interest rate of 8.56%. TE completed an optional redemption of a $26 million, 7.5% first mortgage bond on the same date.

          Under the Company's "Energy for Education" program, eligible public schools in CEI's service area entered into a special eight-year contract to receive a 10% base rate reduction and a discount for prepaying their estimated electric bills through the year 2005. In April 1998, CEI received a $116.6 million prepayment under this program.

          CEI and TE residential customers received a $3 reduction in their monthly bills beginning June 5, 1998, as part of the Rate Reduction and Economic Development Plan approved last year by the PUCO. This reduction will reduce annual revenues by approximately $34 million (approximately $19 million in 1998).

          The Companies issued $25 million of 5.375% tax exempt bonds in the second quarter of 1998 to fund construction of an oxidation plant which will convert non-hazardous waste from the Bruce Mansfield Plant environmental system to gypsum. The gypsum will be sold to a plant owned by National Gypsum Co. for use in the production of wallboard.

          On June 8, 1998, the Company completed its acquisition of Marbel Energy Corp., a fully integrated natural gas company.
During the second quarter of 1998, the Company made three additional acquisitions which increased the mechanical construction and energy services portion of its business:
Colonial Mechanical Corp., based in Richmond, Virginia; Elliott-
Lewis Corp. headquartered in Philadelphia, Pennsylvania; and
Edwards Electrical & Mechanical, Inc. based in Indianapolis,
Indiana. In combination with two previous acquisitions, the Company now anticipates approximately $300 million in annual revenues from the mechanical construction and energy management portion of its business.

New Accounting Standard

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS
133), Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may implement the Statement for any fiscal quarter beginning after June 16, 1998. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing or method of its adoption.

                                       OHIO EDISON COMPANY

                                CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)
                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                             ----------------------   ----------------------
                                                1998        1997         1998        1997
                                             ----------  ----------   ----------  ----------
                                                             (In thousands)
OPERATING REVENUES                            $618,598    $593,250    $1,216,463  $1,198,024
                                              --------    --------    ----------  ----------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                     153,133     100,689       267,048     209,790
  Nuclear operating costs                       69,222      67,320       140,988     135,843
  Other operating costs                        107,912     107,079       200,185     195,069
                                              --------    --------    ----------  ----------
    Total operation and maintenance expenses   330,267     275,088       608,221     540,702
  Provision for depreciation                    95,676      86,615       196,519     186,573
  Amortization of net regulatory assets         11,288       7,421        22,575      14,841
  General taxes                                 58,969      55,436       118,494     116,973
  Income taxes                                  28,750      42,736        65,873      86,632
                                              --------    --------    ----------  ----------
    Total operating expenses and taxes         524,950     467,296     1,011,682     945,721
                                              --------    --------    ----------  ----------
OPERATING INCOME                                93,648     125,954       204,781     252,303

OTHER INCOME                                    11,766      14,075        24,268      27,570
                                              --------    --------    ----------  ----------
INCOME BEFORE NET INTEREST CHARGES             105,414     140,029       229,049     279,873
                                              --------    --------    ----------  ----------
NET INTEREST CHARGES:
  Interest on long-term debt                    46,329      51,713        92,997     104,338
  Allowance for borrowed funds used during
    construction and capitalized interest         (469)       (381)       (1,129)       (761)
  Other interest expense                         9,391       7,955        18,885      15,673
  Subsidiaries' preferred stock dividend
   requirements                                  3,856       3,856         7,713       7,713
                                              --------    --------    ----------  ----------
    Net interest charges                        59,107      63,143       118,466     126,963
                                              --------    --------    ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM                46,307      76,886       110,583     152,910

EXTRAORDINARY ITEM (NET OF INCOME TAXES)
 (Note 3)                                      (30,522)          -       (30,522)          -
                                              --------    --------    ----------  ----------
NET INCOME                                      15,785      76,886        80,061     152,910

PREFERRED STOCK DIVIDEND REQUIREMENTS            3,018       3,125         6,037       6,249
                                              --------    --------    ----------  ----------
EARNINGS ON COMMON STOCK                      $ 12,767    $ 73,761    $   74,024  $  146,661
                                              ========    ========    ==========  ==========

The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

                                                 - 12 -

                                         OHIO EDISON COMPANY

                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                                               June 30,        December 31,
                                                                1998              1997
                                                            ------------      -------------
                                                                     (In thousands)

                    ASSETS
                    ------
UTILITY PLANT:
  In service, at original cost                               $8,143,187         $8,666,272
  Less--Accumulated provision for depreciation                3,457,929          3,546,594
                                                             ----------         ----------
                                                              4,685,258          5,119,678
                                                             ----------         ----------
  Construction work in progress-
    Electric plant                                              118,161             99,158
    Nuclear fuel                                                 13,897             21,360
                                                             ----------         ----------
                                                                132,058            120,518
                                                             ----------         ----------
                                                              4,817,316          5,240,196
                                                             ----------         ----------
OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                                            478,542            482,220
  Nuclear plant decommissioning trusts                          123,817            109,883
  Letter of credit collateralization                            277,763            277,763
  Other.                                                        305,197            419,525
                                                             ----------         ----------
                                                              1,185,319          1,289,391
                                                             ----------         ----------
CURRENT ASSETS:
  Cash and cash equivalents                                      33,046              4,680
  Receivables-
    Customers (less accumulated provisions of $6,227,000
      and $5,618,000, respectively, for uncollectible
      accounts)                                                 223,839            235,332
    Associated companies                                        263,400             25,348
    Other                                                        48,559             87,566
  Materials and supplies, at average cost-
    Owned                                                        68,151             75,580
    Under consignment                                            50,739             47,890
  Prepayments and other                                          99,750             78,348
                                                             ----------         ----------
                                                                787,484            554,744
                                                             ----------         ----------
DEFERRED CHARGES:
  Regulatory assets                                           1,788,746          1,601,709
  Property taxes                                                100,878            100,043
  Unamortized sale and leaseback costs                           92,597             95,096
  Other                                                          58,150             96,276
                                                             ----------         ----------
                                                              2,040,371          1,893,124
                                                             ----------         ----------
                                                             $8,830,490         $8,977,455
                                                             ==========         ==========


                                          OHIO EDISON COMPANY

                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                                         June 30,      December 31,
                                                          1998            1997
                                                      -------------   -------------
                                                              (In thousands)
         CAPITALIZATION AND LIABILITIES
         ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $9 par value, authorized
     175,000,000 shares - 100 shares outstanding      $        1         $        1
    Other paid-in capital                              2,105,240          2,102,644
    Retained earnings                                    486,377            621,674
                                                      ----------         ----------
        Total common stockholder's equity              2,591,618          2,724,319
  Preferred stock-
    Not subject to mandatory redemption                  160,965            160,965
    Subject to mandatory redemption                       15,000             15,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                   50,905             50,905
    Subject to mandatory redemption                       15,000             15,000
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding
    solely OE subordinated debentures                    120,000            120,000
  Long-term debt                                       2,605,526          2,569,802
                                                      ----------         ----------
                                                       5,559,014          5,655,991
                                                      ----------         ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and
   preferred stock                                        70,254            278,492
  Short-term borrowings-
    Associated companies                                 192,040                  -
    Other                                                193,726            302,229
  Accounts payable-
    Associated companies                                 126,037                  -
    Other                                                 94,529            115,836
  Accrued taxes                                          205,402            157,095
  Accrued interest                                        45,087             53,165
  Other                                                  109,031            115,256
                                                      ----------         ----------
                                                       1,036,106          1,022,073
                                                      ----------         ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                    1,627,189          1,698,354
  Accumulated deferred investment tax credits            161,379            184,804
  Postretirement benefits                                168,202            158,038
  Other                                                  278,600            258,195
                                                      ----------         ----------
                                                       2,235,370          2,299,391
                                                      ----------         ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                              ----------         ----------
                                                      $8,830,490         $8,977,455
                                                      ==========         ==========

The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.

                                                 - 14 -

                                         OHIO EDISON COMPANY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                      Three Months Ended        Six Months Ended
                                                           June 30,               June 30,
                                                    ----------------------    ----------------------
                                                      1998          1997        1998          1997
                                                    --------      --------    --------      --------
                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 15,785       $ 76,886    $ 80,061      $152,910
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation                     95,676         86,615     196,519       186,573
      Nuclear fuel and lease amortization             6,563         14,297      13,346        28,642
      Other amortization, net                        11,023          7,119      22,038        14,229
      Deferred income taxes, net                    (37,613)        (8,255)    (51,526)      (16,696)
      Investment tax credits, net                    (3,622)        (3,338)     (7,448)       (7,164)
      Extraordinary item                             51,730              -      51,730             -
      Receivables                                   (73,744)         6,612     (41,876)       23,964
      Materials and supplies                          4,755        (10,613)      4,580        (9,561)
      Accounts payable                               92,415          9,176     109,590         5,312
      Other                                          (3,781)       (16,143)     46,123         1,038
                                                   --------       --------    --------      --------
        Net cash provided from operating
         activities                                 159,187        162,356     423,137       379,247
                                                   --------       --------    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                  104,822         41,318     107,460        70,523
    Short-term borrowings, net                            -              -      83,537             -
  Redemptions and Repayments-
    Long-term debt                                  141,774        104,056     281,635       216,543
    Short-term borrowings, net                       15,619         13,996           -        43,503
  Dividend Payments-
    Common stock                                     39,884         56,419     209,782       109,960
    Preferred stock                                   2,834          3,057       5,859         6,153
                                                   --------       --------    --------      --------
        Net cash used for financing activities       95,289        136,210     306,279       305,636
                                                   --------       --------    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                 47,354         29,196      88,370        63,577
  Other                                              (4,847)         1,748         122         4,798
                                                   --------       --------    --------      --------
        Net cash used for investing activities       42,507         30,944      88,492        68,375
                                                   --------       --------    --------      --------
Net increase (decrease) in cash and cash
 equivalents                                         21,391         (4,798)     28,366         5,236
Cash and cash equivalents at beginning of period     11,655         15,287       4,680         5,253
                                                   --------       --------    --------      --------
Cash and cash equivalents at end of period         $ 33,046       $ 10,489    $ 33,046      $ 10,489
                                                   ========       ========    ========      ========

The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiaries as of June 30, 1998, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

Cleveland, Ohio
August 12, 1998

                      OHIO EDISON COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Earnings were adversely affected in the six-month period ended June 30, 1998, and in the second quarter of 1998 compared to the same periods of 1997 by an extraordinary item resulting from deregulation of Penn's generation business and the corresponding discontinuation of SFAS 71 with respect to its generation business. This action was taken following the June
18, 1998, authorization by the PPUC of a restructuring plan for Penn (see below and Note 3). Excluding the extraordinary item, earnings on common stock were $104.5 million in the first half of 1998 compared to $146.7 million in the same period last year; for the second quarter of 1998, earnings on common stock were $43.3 million compared to $73.8 million in the second quarter 1997. Results for the six-month and second quarter periods of 1998 were affected by a sharp increase in purchased power costs which was offset in part by higher operating revenues.

          Operating revenues increased $18.4 million during the first half of 1998, compared to the same period of 1997, and increased $25.3 million in the second quarter of 1998 compared to the second quarter of 1997. Year-to-date retail kilowatt-hour sales decreased 0.2%, with a 3.2% increase in commercial sales offset by a 2.1% decrease in industrial sales. Industrial sales for 1998 were affected by the August 1997 closure of a major customer's electric arc furnace in the Penn service area. Excluding sales to that facility, industrial sales increased 0.2% and retail sales were 0.8% higher. Residential sales were down slightly in the year-to-date period ending June 30, 1998, with a 0.4% decrease from last year. Sales to wholesale customers increased 7.8% compared to the first half of 1997. This increase contributed to the 1.1% increase in total kilowatt-hour sales during the period.

          Retail kilowatt-hour sales in the second quarter of 1998 increased 2.4% with residential and commercial sales being 4.0% and 8.5% higher, respectively. Residential sales benefited from higher air-conditioning loads due to hotter weather and commercial sales benefited from continued growth in the service sector of the area economy during the period. Industrial sales decreased 2.4% during the second quarter of 1998 compared to the same period of 1997. However, removing the impact of the electric arc furnace closure, industrial sales were slightly higher. Sales to wholesale customers increased 16.4% in the second quarter compared to the same period last year contributing to the increase in total kilowatt-hour sales which were 4.6% higher.

          Operation and maintenance expenses increased $67.5 million in the first half of 1998 compared to the first six months of 1997. Most of the increase resulted from purchased power expenses which were up $57.7 million in the first half of 1998 from the same period in 1997. That increase was the result of a combination of factors. In late June 1998, the midwestern and southern regions of the United States experienced electricity shortages caused mainly by record temperatures and humidity and unscheduled generating unit outages. Due in part to unscheduled outages at Beaver Valley Units 1 and 2 which continued through the second quarter of 1998, OE companies' production capabilities were reduced to the point that they purchased significant amounts of power on the spot market at unusually high prices, causing the increase in purchased power expense. Excluding last year's credits from emission allowance sales, other operation and maintenance expenses were down in the first six months of 1998 from the same period in 1997.

          The provision for depreciation and amortization increased $9.9 million or 5.3% for the six-month period ending June 30, 1998 compared to the first half of 1997. Of that increase, $9.1 million occurred in the second quarter of 1998 resulting principally from accelerated depreciation under OE's regulatory plan. Amortization of net regulatory assets also increased in the first half of 1998 from the comparable 1997 period due to the absence in 1998 of certain regulatory credits which were fully amortized in 1997.

          Interest expenses decreased for both the six-month period ended June 30, 1998 and the second quarter of 1998 from corresponding periods in 1997. Interest on long- term debt decreased due to redemption of long-term debt totaling $333.9 million since July 1997, while other interest expense increased as a result of increased short-term borrowing levels in 1998.

Capital Resources and Liquidity

          OE and Penn (OE companies) have continuing cash requirements for planned capital expenditures and debt maturities. During the last two quarters of 1998, capital requirements for property additions and capital leases are expected to be about $92 million, including $12 million for nuclear fuel. The OE companies have additional cash requirements of approximately $10.4 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1998. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of June 30, 1998, the OE companies had about $33.0 million of cash and temporary investments. The OE companies also had $385.8 million of short-term indebtedness. In addition, the OE companies' unused borrowing capability included $135 million under revolving lines of credit and $15 million of bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

Transition to Retail Competition

          On June 18, 1998, the PPUC authorized a plan which will restructure Penn's rates and provide customers with direct access to alternative electricity suppliers. Customer choice will be phased in over two years with 66% of each customer class having direct access to alternative suppliers of generation by January 2, 1999, and all remaining customers having access as of January 2, 2000. Under the plan, Penn will continue to deliver power to homes and businesses through its transmission and distribution system, which will remain regulated. However, Penn's rates have been restructured to establish separate charges for transmission and distribution; generation, which will be subject to competition; and stranded cost recovery. The generation portion of the unbundled rates represents a "shopping credit." In the event customers obtain power from an alternative source, the generation portion of Penn's rate will be excluded from their bill and the customers will receive a generation charge from the alternative supplier. The stranded cost recovery portion of rates provides for recovery of certain amounts not otherwise considered recoverable in a competitive generation market. Penn will recover $234 million of stranded costs through a competitive transition charge starting in 1999 and ending in 2005.

                              THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                   CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)
                                                        June 30, 1998            June 30, 1997
                                                  -----------------------    ---------------------
                                                    Three         Six          Three        Six
                                                    Months       Months        Months      Months
                                                    Ended        Ended         Ended       Ended
                                                  ---------     --------      --------    --------
                                                                   (In thousands)
                                                                          |
OPERATING REVENUES                                $465,225      $880,252  |   $428,246     $859,873
                                                  --------      --------  |   --------     --------
OPERATING EXPENSES AND TAXES:                                             |
  Fuel and purchased power                         137,569       226,546  |    102,090      212,620
  Nuclear operating costs                           16,320        38,405  |     23,888       44,984
  Other operating costs                             89,826       169,412  |     91,412      175,655
                                                  --------      --------  |   --------     --------
      Total operation and maintenance expenses     243,715       434,363  |    217,390      433,259
  Provision for depreciation and amortization       50,372        98,555  |     55,225      110,523
  Amortization of net regulatory assets              6,567        13,134  |      6,567       13,134
  General taxes                                     53,863       108,374  |     57,274      113,960
  Income taxes                                      23,253        47,675  |     14,352       31,554
                                                  --------      --------  |   --------     --------
      Total operating expenses and taxes           377,770       702,101  |    350,808      702,430
                                                  --------      --------  |   --------     --------
OPERATING INCOME                                    87,455       178,151  |     77,438      157,443
                                                                          |
OTHER INCOME (EXPENSE)                               5,857        13,450  |     (5,221)      (8,885)
                                                  --------      --------  |   --------     --------
INCOME BEFORE NET INTEREST CHARGES                  93,312       191,601  |     72,217      148,558
                                                  --------      --------  |   --------     --------
NET INTEREST CHARGES:                                                     |
  Interest on long-term debt                        60,751       120,811  |     54,669      107,550
  Allowance for borrowed funds used during                                |
    construction                                      (404)         (956) |       (252)        (711)
  Other interest expense (credit)                   (1,882)       (2,726) |      3,830        7,519
                                                  --------      --------  |   --------     --------
      Net interest charges                          58,465       117,129  |     58,247      114,358
                                                  --------      --------  |   --------     --------
NET INCOME                                          34,847        74,472  |     13,970       34,200
                                                                          |
PREFERRED STOCK DIVIDEND REQUIREMENTS                7,438         8,506  |      9,096       18,411
                                                  --------      --------  |    -------     --------
EARNINGS ON COMMON STOCK                          $ 27,409      $ 65,966  |    $ 4,874     $ 15,789
                                                  ========      ========  |    =======     ========

The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these statements.

                                              - 19 -

                            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                                 June 30,     December 31,
                                                                  1998            1997
                                                               ----------     ------------
                                                                    (In thousands)

                        ASSETS
                        ------
UTILITY PLANT:
  In service                                                   $4,568,827       $4,578,649
  Less--Accumulated provision for depreciation                  1,501,881        1,470,084
                                                               ----------       ----------
                                                                3,066,946        3,108,565
                                                               ----------       ----------
  Construction work in progress-
    Electric plant                                                 45,213           41,261
    Nuclear fuel                                                    9,886            6,833
                                                               ----------       ----------
                                                                   55,099           48,094
                                                               ----------       ----------
                                                                3,122,045        3,156,659
                                                               ----------       ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                      543,126          575,084
  Nuclear plant decommissioning trusts                            111,337          105,334
  Other.                                                           20,886           21,482
                                                               ----------       ----------
                                                                  675,349          701,900
                                                               ----------       ----------
CURRENT ASSETS:
  Cash and cash equivalents                                        14,549           33,775
  Receivables-
    Customers                                                      16,373           29,759
    Associated companies                                            5,244            8,695
    Other                                                         199,031           98,077
  Notes receivable from associated companies                      136,900                -
  Materials and supplies, at average cost-
    Owned                                                          40,807           47,489
    Under consignment                                              42,815           25,411
  Prepayments and other                                            68,263           57,763
                                                               ----------       ----------
                                                                  523,982          300,969
                                                               ----------       ----------
DEFERRED CHARGES:
  Regulatory assets                                               564,699          579,711
  Goodwill                                                      1,521,613        1,552,483
  Property taxes                                                  126,414          125,204
  Other                                                            12,872           23,358
                                                               ----------       ----------
                                                                2,225,598        2,280,756
                                                               ----------       ----------
                                                               $6,546,974       $6,440,284
                                                               ==========       ==========


                             THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                                                 June 30,     December 31,
                                                                  1998            1997
                                                               ----------     ------------
                                                                    (In thousands)

          CAPITALIZATION AND LIABILITIES
          ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized
    105,000,000 shares - 79,590,689 shares outstanding         $  931,614      $  931,614
    Retained earnings                                              63,446          19,290
                                                               ----------      ----------
        Total common stockholder's equity                         995,060         950,904
  Preferred stock-
    Not subject to mandatory redemption                           238,325         238,325
    Subject to mandatory redemption                               169,460         183,174
  Long-term debt                                                3,046,213       3,189,590
                                                               ----------      ----------
                                                                4,449,058       4,561,993
                                                               ----------      ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock            265,099         121,965
  Accounts payable-
    Associated companies                                           85,662          56,109
    Other                                                         123,122          90,737
  Notes payable to associated companies                            30,310          56,802
  Accrued taxes                                                   162,061         194,394
  Accrued interest                                                 68,809          67,896
  Other                                                            42,791          52,297
                                                               ----------      ----------
                                                                  777,854         640,200
                                                               ----------      ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                               532,276         496,437
  Accumulated deferred investment tax credits                      93,538          96,131
  Pensions and other postretirement benefits                      202,202         198,642
  Other                                                           492,046         446,881
                                                               ----------      ----------
                                                                1,320,062       1,238,091
                                                               ----------      ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                       ----------      ----------
                                                               $6,546,974      $6,440,284
                                                               ==========      ==========


The preceding Notes to Financial Statements as they relate to The Cleveland Electric
Illuminating Company are an integral part of these balance sheets.


                              THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                           June 30, 1998           June 30, 1997
                                                       ---------------------   -------------------
                                                          Three       Six        Three      Six
                                                          Months     Months      Months    Months
                                                          Ended      Ended       Ended     Ended
                                                        ---------   --------    --------  --------
                                                                         (In thousands)
                                                                             |
CASH FLOWS FROM OPERATING ACTIVITIES:                                        |
Net income                                               $ 34,847   $ 74,472 |  $ 13,970   $ 34,200
  Adjustments to reconcile net income to net                                 |
    cash from operating activities-                                          |
      Provision for depreciation and amortization          50,372     98,555 |    55,225    110,523
      Nuclear fuel and lease amortization                   6,127     16,356 |    11,775     25,186
      Other amortization                                   (2,850)     3,717 |     6,567     13,134
      Deferred income taxes, net                           16,576     30,791 |    11,461     22,197
      Investment tax credits, net                          (1,297)    (2,593)|    (2,001)    (4,002)
      Allowance for equity funds used during                                 |
      construction                                              -          - |      (398)      (725)
      Receivables                                         (77,237)   (87,568)|   (28,395)    14,965
      Materials and supplies                               (6,374)   (10,722)|    (5,207)    (4,140)
      Accounts payable                                     63,340     32,385 |    14,281    (11,321)
      Other                                               (42,710)   (68,639)|   (20,312)   (37,569)
                                                         --------   -------- |  --------   --------
        Net cash provided from operating activities        40,794     86,754 |    56,966    162,448
                                                         --------   -------- |  --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:                                        |
  New Financing-                                                             |
    Long-term debt                                          5,822      5,822 |   574,947    574,947
    Short-term borrowings, net                                  -          - |    26,252     29,033
    Ohio Schools Council Prepayment Program               116,598    116,598 |         -          -
  Redemptions and Repayments-                                                |
    Preferred stock                                        13,714     13,714 |    13,714     28,714
    Long-term debt                                         15,029     26,581 |    13,711     26,161
    Short-term borrowings, net                             45,290     26,492 |         -          -
  Dividend Payments-                                                         |
    Common stock                                           25,469     25,469 |    29,605     59,210
    Preferred stock                                         8,870     17,741 |     9,206     18,742
                                                         --------   -------- |  --------   --------
        Net cash provided from financing activities        14,048     12,423 |   534,963    471,153
                                                         --------   -------- |  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:                                        |
  Property additions                                       12,080     27,414 |    21,701     54,972
  Loans to associated companies                            59,900    136,900 |         -          -
  Capital trust investments                                     -    (31,958)|   569,389    569,389
  Other                                                   (18,137)   (13,953)|     5,411     17,387
                                                         --------   -------- |  --------   --------
        Net cash used for investing activities             53,843    118,403 |   596,501    641,748
                                                         --------   -------- |  --------   --------
Net increase (decrease) in cash and cash equivalents          999    (19,226)|    (4,572)    (8,147)
Cash and cash equivalents at beginning of period           13,550     33,775 |    26,698     30,273
                                                         --------   -------- |  --------   --------
Cash and cash equivalents at end of period               $ 14,549   $ 14,549 |  $ 22,126   $ 22,126
                                                         ========   ======== |  ========   ========

The preceding Notes to Financial Statements as they relate to The Cleveland Electric
Illuminating Company are an integral part of these statements.


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of June 30, 1998, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

Cleveland, Ohio
August 12, 1998

            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

          Financial results reflect the application of purchase accounting to the merger of CEI's former parent company, Centerior, with OE to form FirstEnergy on November 8, 1997. The application of this accounting resulted in fair value adjustments which were "pushed down" or reflected on the separate financial statements of Centerior's direct subsidiaries as of the merger date, including CEI's financial statements. Accordingly, the post-merger financial statements for the first half and second quarter of 1998 and the December 31, 1997 Consolidated Balance Sheet reflect a new basis of accounting. Material effects of this new basis of accounting are identified below.

          Earnings on common stock increased to $66.0 million for the six-month period ended June 30, 1998, from $15.8 million in the same period last year. For the second quarter of 1998, earnings increased to $27.4 million, compared to $4.9 million in the second quarter of 1997. The increases reflect increased operating revenues, benefits provided by the Bruce Mansfield Plant lease refinancing and lower operating expenses. The above factors were offset in part by an increase in purchased power costs in the second quarter of 1998.

          Operating revenues increased $20.4 million during the six-month period ended June 30, 1998 compared to the same period of 1997 and increased $37.0 million in the second quarter of 1998 from the corresponding 1997 period. Operating revenues in the 1998 periods included $9.2 million received as a termination charge for a canceled power supply contract. Year-to-date retail kilowatt-hour sales increased 0.5% with a 3.5% increase in commercial sales partially offset by a 3.8% decrease in residential sales. Residential sales were adversely affected by unusually mild weather conditions in the first quarter of 1998. Sales to industrial customers increased 0.9% in the first six months of 1998 from the same period in 1997. Sales to wholesale customers decreased 52.2% compared to the first half of 1997 due in part to unplanned generating unit outages which reduced available energy for sale to other utilities. This resulted in a 5.9% decrease in total kilowatt-hour sales during the six-month period compared to 1997.

          Retail kilowatt-hour sales in the second quarter of 1998 increased 3.6% from the second quarter of 1997 with residential, commercial and industrial customers all contributing to the increase. Residential sales benefited from higher air-conditioning loads due to hotter weather, increasing 1.9%. Commercial and industrial sales increased 6.5% and 2.4%, respectively, benefiting from growth in the area economy. Sales to wholesale customers decreased 40.7% in the second quarter of 1998 compared to the same period in 1997. Overall, reduced off-system sales offset the increase in retail sales leading to a decline in total kilowatt-hour sales of 0.3% for the second quarter of 1998 compared to the second quarter of 1997.

          Fuel and purchased power expenses increased in both the first half of 1998 and the second quarter of 1998 compared to the same periods of 1997. The increases resulted from higher purchased power costs in the second quarter of 1998, which resulted from a combination of factors. In late June 1998, the midwestern and southern regions of the United States experienced electricity shortages caused mainly by record temperatures and humidity and unscheduled generating unit outages. During this period, Beaver Valley Unit 2 remained out of service and the Davis-Besse Nuclear Power Station was removed from service as a result of damage to transmission facilities caused by a tornado. Also, Avon Lake Unit 9 experienced an unscheduled outage during the period due to lightning-related transformer damage. As a result, CEI purchased significant amounts of power on the spot market at unusually high prices, causing the increase in purchased power expense. Nuclear operating costs were lower for the year-to-date and second quarter periods of 1998 compared to 1997, offsetting part of the increase in fuel and purchased power expense discussed above. Lower costs at the Perry and Beaver Valley Plants contributed to the reduction.

          Lower depreciable asset balances resulting from the purchase accounting adjustment reduced the provision for depreciation in the first half of 1998 compared to the same period last year and for the second quarter of 1998 compared to the second quarter of 1997. These reductions were partially offset by the amortization of goodwill recognized with the application of purchase accounting.

          Interest income from investments related to the refinancing of the Mansfield Plant lease increased other income in 1998 compared to the first half and second quarter of 1997. Total interest charges were also higher due to secured notes issued in connection with the refinancing of the Mansfield Plant lease. Partially offsetting the increased interest charges was the amortization of net premiums associated with the revaluation of long-term debt in connection with the merger.

Capital Resources and Liquidity

          CEI has continuing cash requirements for planned capital expenditures and debt maturities. During the last half of 1998, capital requirements for property additions and capital leases are expected to be about $62 million including $5 million for nuclear fuel. CEI has additional cash requirements of approximately $62.5 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1998. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of June 30, 1998, CEI had approximately $151.4 million of cash and temporary investments and $30.3 million of short-term indebtedness to an associated company. Upon completion of the merger, application of purchase accounting reduced bondable property such that CEI is not currently able to issue additional first mortgage bonds, except against retired bonds.

          On July 3, 1998, CEI optionally redeemed $150 million principal amount of first mortgage bonds having a weighted average interest rate of 8.56%.

          Under FirstEnergy's "Energy for Education" program, eligible public schools in CEI's service area entered into a special eight-year contract to receive a 10% base rate reduction and a discount for prepaying their estimated electric bills through the year 2005. In April 1998, CEI received a $116.6 million prepayment under this program.

          CEI's residential customers received a $3 reduction on their monthly bills beginning June 5, 1998, as part of the Rate Reduction and Economic Development Plan approved last year by the PUCO. This reduction will reduce annual revenues by approximately $24 million (approximately $14 million in 1998).

                                        THE TOLEDO EDISON COMPANY

                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)
                                                       June 30, 1998            June 30, 1997
                                                  -----------------------    ---------------------
                                                    Three         Six          Three        Six
                                                    Months       Months        Months      Months
                                                    Ended        Ended         Ended       Ended
                                                  ---------     --------      --------    --------
                                                                   (In thousands)
                                                                          |
OPERATING REVENUES                                 $239,731     $460,834  |   $222,144     $439,204
                                                   --------     --------  |   --------     --------
OPERATING EXPENSES AND TAXES:                                             |
  Fuel and purchased power                           70,658      103,065  |     44,501       87,815
  Nuclear operating costs                            35,877       72,087  |     39,382       79,283
  Other operating costs                              37,263       74,255  |     41,996       84,373
                                                   --------     --------  |   --------     --------
      Total operation and maintenance expenses      143,798      249,407  |    125,879      251,471
  Provision for depreciation and amortization        20,276       38,823  |     24,596       49,490
  Amortization of net regulatory assets               4,665        8,668  |      4,291        8,582
  General taxes                                      20,928       41,958  |     22,601       45,395
  Income taxes                                       12,220       32,168  |      8,700       15,832
                                                   --------     --------  |   --------     --------
      Total operating expenses and taxes            201,887      371,024  |    186,067      370,770
                                                   --------     --------  |   --------     --------
OPERATING INCOME                                     37,844       89,810  |     36,077       68,434
                                                                          |
OTHER INCOME                                          3,057        6,899  |        353           33
                                                   --------     --------  |   --------     --------
INCOME BEFORE NET INTEREST CHARGES                   40,901       96,709  |     36,430       68,467
                                                   --------     --------  |   --------     --------
NET INTEREST CHARGES:                                                     |
  Interest on long-term debt                         22,370       45,256  |     20,748       41,582
  Allowance for borrowed funds used during                                |
    construction                                       (314)        (583) |        (11)        (115)
  Other interest expense (credit)                      (285)      (1,099) |      2,577        5,044
                                                   --------     --------  |   --------     --------
      Net interest charges                           21,771       43,574  |     23,314       46,511
                                                   --------     --------  |   --------     --------
NET INCOME                                           19,130       53,135  |     13,116       21,956
                                                                          |
PREFERRED STOCK DIVIDEND REQUIREMENTS                 4,150        5,535  |      4,211        8,405
                                                   --------     --------  |    -------     --------
EARNINGS ON COMMON STOCK                           $ 14,980     $ 47,600  |    $ 8,905     $ 13,551
                                                   ========     ========  |    =======     ========

The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.


                                      THE TOLEDO EDISON COMPANY

                                    CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                              June 30,      December 31,
                                                               1998            1997
                                                           ------------     ------------
                                                                 (In thousands)
                ASSETS
                ------

UTILITY PLANT:
  In service                                                $1,728,365       $1,763,495
  Less--Accumulated provision for depreciation                 588,916          619,222
                                                            ----------       ----------
                                                             1,139,449        1,144,273
                                                            ----------       ----------
  Construction work in progress-
    Electric plant                                              23,577           19,901
    Nuclear fuel                                                 7,929            6,632
                                                            ----------       ----------
                                                                31,506           26,533
                                                            ----------       ----------
                                                             1,170,955        1,170,806
                                                            ----------       ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                   310,936          312,873
  Nuclear plant decommissioning trusts                          92,327           85,956
  Other.                                                         4,392            3,164
                                                            ----------       ----------
                                                               407,655          401,993
                                                            ----------       ----------
CURRENT ASSETS:
  Cash and cash equivalents                                      4,567           22,170
  Receivables-
    Associated companies                                        20,114           15,199
    Other                                                       18,438           21,664
  Notes receivable from associated companies                    85,450           40,802
  Materials and supplies, at average cost-
    Owned                                                       26,105           31,892
    Under consignment                                           18,832            9,538
  Prepayments and other                                         29,991           26,437
                                                            ----------       ----------
                                                               203,497          167,702
                                                            ----------       ----------
DEFERRED CHARGES:
  Regulatory assets                                            429,768          442,724
  Goodwill                                                     503,911          514,462
  Property taxes                                                43,355           45,338
  Other                                                          3,407           15,127
                                                            ----------       ----------
                                                               980,441        1,017,651
                                                            ----------       ----------
                                                            $2,762,548       $2,758,152
                                                            ==========       ==========

                                       THE TOLEDO EDISON COMPANY

                                       CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                                              June 30,      December 31,
                                                               1998            1997
                                                           ------------     ------------
                                                                 (In thousands)

          CAPITALIZATION AND LIABILITIES
          ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $5 par value, authorized 60,000,000
      shares - 39,133,887 shares outstanding                $  195,670       $  195,670
    Other paid-in capital                                      328,362          328,364
    Retained earnings                                           35,510            7,616
                                                            ----------       ----------
        Total common stockholder's equity                      559,542          531,650
  Preferred stock-
    Not subject to mandatory redemption                        210,000          210,000
    Subject to mandatory redemption                                  -            1,690
  Long-term debt                                             1,192,190        1,210,190
                                                            ----------       ----------
                                                             1,961,732        1,953,530
                                                            ----------       ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock          71,156           69,979
  Accounts payable-
    Associated companies                                        37,519           21,173
    Other                                                       63,108           60,756
  Accrued taxes                                                 40,914           34,441
  Accrued interest                                              26,520           26,633
  Other                                                         22,583           22,603
                                                            ----------       ----------
                                                               261,800          235,585
                                                            ----------       ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                            123,357          104,543
  Accumulated deferred investment tax credits                   41,969           43,265
  Pensions and other postretirement benefits                   115,441          113,254
  Other                                                        258,249          307,975
                                                            ----------       ----------
                                                               539,016          569,037
                                                            ----------       ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                    ----------       ----------
                                                            $2,762,548       $2,758,152
                                                            ==========       ==========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.


                                        THE TOLEDO EDISON COMPANY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                       June 30, 1998            June 30, 1997
                                                  -----------------------    ---------------------
                                                    Three         Six          Three        Six
                                                    Months       Months        Months      Months
                                                    Ended        Ended         Ended       Ended
                                                  ---------     --------      --------    --------
                                                                   (In thousands)
                                                                          |
CASH FLOWS FROM OPERATING ACTIVITIES:                                     |
Net income                                        $ 19,130      $ 53,135  |   $ 13,116     $ 21,956
                                                  --------      --------  |   --------     --------
  Adjustments to reconcile net income to net                              |
    cash from operating activities-                                       |
      Provision for depreciation and                                      |
       amortization                                 20,276        38,823  |     24,596       49,490
      Nuclear fuel and lease amortization            3,629        10,930  |      8,192       17,634
      Amortization of net regulatory assets          4,665         8,668  |      4,291        8,582
      Deferred income taxes, net                    11,564        21,017  |     (2,857)      (3,126)
      Investment tax credits, net                     (649)       (1,298) |     (1,080)      (2,160)
      Allowance for equity funds used during                              |
       construction                                      -             -  |        (54)        (386)
      Receivables                                  (14,975)        3,226  |     (5,463)      (5,103)
      Materials and supplies                          (527)       (3,507) |      1,350        1,772
      Accounts payable                              (1,329)        2,352  |     (8,413)      (1,922)
      Other                                        (15,099)      (28,683) |     19,990       12,055
                                                  --------      --------  |   --------     --------
        Net cash provided from operating                                  |
         activities                                 26,685       104,663  |     53,668       98,792
                                                  --------      --------  |   --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:                                     |
  New Financing-                                                          |
    Long-term debt                                   3,657         3,657  |    144,972      144,972
    Short-term borrowings, net                           -             -  |     85,000       85,000
  Redemptions and Repayments-                                             |
    Preferred stock                                  1,665         1,665  |      1,665        1,665
    Long-term debt                                  33,127        41,695  |      9,643       26,260
  Dividend Payments-                                                      |
    Common stock                                    21,132        21,132  |          -            -
    Preferred stock                                  4,108         8,235  |      4,204        8,397
                                                  --------      --------  |   --------     --------
        Net cash provided from (used for)                                 |
         financing activities                      (56,375)      (69,070) |    214,460      193,650
                                                  --------      --------  |   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:                                     |
  Property additions                                 6,898        14,647  |     14,866       25,119
  Loans to associated companies                          -        44,648  |          -            -
  Loan payments from associated companies          (33,150)            -  |    (43,748)     (11,166)
  Capital trust investments                             66        (1,937) |    337,099      337,099
  Other                                             (7,698)       (4,162) |        825          342
                                                  --------      --------  |   --------     --------
        Net cash used for (provided from)                                 |
         investing activities                      (33,884)       53,196  |    309,042      351,394
                                                  --------      --------  |   --------     --------
Net  increase (decrease) in cash and cash                                 |
 equivalents                                         4,194       (17,603) |    (40,914)     (58,952)
Cash and cash equivalents at beginning of                                 |
 period                                                373        22,170  |     63,416       81,454
                                                  --------      --------  |   --------     --------
Cash and cash equivalents at end of period        $  4,567      $  4,567  |   $ 22,502     $ 22,502
                                                  ========      ========  |   ========     ========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of June 30, 1998, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

Cleveland, Ohio
August 12, 1998

                   THE TOLEDO EDISON COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Financial results reflect the application of purchase accounting to the merger of TE's former parent company, Centerior, with OE to form FirstEnergy on November 8, 1997. The application of this accounting resulted in fair value adjustments which were "pushed down" or reflected on the separate financial statements of Centerior's direct subsidiaries as of the merger date, including TE's financial statements. Accordingly, the post-merger financial statements for the first half and the second quarter of 1998 and the December 31, 1997 Consolidated Balance Sheet reflect a new basis of accounting. Material effects of this new basis of accounting are identified below.

          Earnings on common stock increased to $47.6 million for the six-month period ended June 30, 1998, from $13.6 million in the same period last year. For the second quarter of 1998, earnings increased to $15.0 million, compared to $8.9 million in the second quarter of 1997. The increases reflect increased operating revenues, benefits provided by the Bruce Mansfield Plant lease refinancing and lower operating expenses. The above factors were offset in part by an increase in purchased power costs in the second quarter of 1998.

          Operating revenues increased $21.6 million during the six-month period ended June 30, 1998 compared to the same period in 1997 and increased $17.6 million in the second quarter of 1998 from the corresponding period of 1997. Year-to-date retail kilowatt-hour sales increased 9.2% from same period last year, with residential, commercial and industrial customers all contributing to the increase. Residential sales benefited from higher air-conditioning loads due to hotter weather, increasing 1.9%. Commercial and industrial sales increased 6.6% and 13.8%, respectively. Commercial sales benefited from growth in the area economy. Expanded production at the North Star BHP Steel (North
Star) facility was the primary factor in the 13.8% increase in industrial sales in the first half of 1998 from last year's level. Excluding North Star, industrial sales increased 2.8%
during that period. Sales to wholesale customers decreased 48.8% compared to the first half of 1997 due in part to unplanned generating unit outages which reduced available energy for sale to other utilities. This resulted in a 4.1% decrease in total kilowatt-hour sales during the six-month period compared to 1997.

Retail kilowatt-hour sales in the second quarter of 1998 increased 11.7% from the second quarter of 1997 with residential, commercial and industrial customers all contributing to the increase. Residential sales increased 6.7% benefiting from the hotter weather in the second quarter of this year compared to the same period of 1997. Commercial and industrial sales increased 12.1% and 13.5%, respectively. Commercial sales benefited from growth in the service sector of the area economy. Expanded production at the North Star facility was the primary factor behind increased industrial sales during the second quarter of 1998. Excluding North Star, industrial sales increased 2.2% during that period from the second quarter of 1997. Sales to wholesale customers decreased 48.2% in the second quarter of 1998 compared to the same period in 1997. Overall, reduced off-system sales offset the increase in retail sales leading to a decline in total sales of 1.1% for the second quarter of 1998 compared to the second quarter of 1997.

          Fuel and purchased power expenses increased in both the first half of 1998 and the second quarter of 1998 compared to the same periods of 1997. The increases resulted from higher purchased power costs in the second quarter of 1998, which resulted from a combination of factors. In late June 1998, the midwestern and southern regions of the United States experienced electricity shortages caused mainly by record temperatures and humidity and unscheduled generating unit outages. During this period, Beaver Valley Unit 2 remained out of service and the Davis-Besse Nuclear Power Station was removed from service as a result of damage to transmission facilities caused by a tornado. As a result, TE purchased significant amounts of power on the spot market at unusually high prices, causing the increase in purchased power expense.

          Other operating costs were lower for the year-to-date and second quarter periods of 1998 compared to 1997, substantially offsetting the increase in fuel and purchased power expense during the first half of 1998. Contributing to the reduction were lower operating costs at the Bay Shore Plant, lower rent expense as a result of the refinancing of the Mansfield Plant lease and reduced employee levels.

          Lower depreciable asset balances resulting from the purchase accounting adjustment reduced the provision for depreciation in the first half of 1998 compared to the same period last year and for the second quarter of 1998 compared to the second quarter of 1997. These reductions were partially offset by the amortization of goodwill recognized with the application of purchase accounting.

          Interest income from investments related to the refinancing of the Mansfield Plant lease increased other income in 1998 compared to the first half and second quarter of 1997. Total interest charges decreased due in part to the amortization of net premiums associated with the revaluation of long-term debt in connection with the merger.

Capital Resources and Liquidity

          TE has continuing cash requirements for planned capital expenditures and debt maturities. During the last half of 1998, capital requirements for property additions and capital leases are expected to be about $28 million, including $2 million for nuclear fuel. TE has additional cash requirements of approximately $12.7 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1998. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of June 30, 1998, TE had approximately $90.0 million of cash and temporary investments and no short-term indebtedness.
Upon completion of the merger, application of purchase accounting reduced bondable property such that TE is not currently able to issue additional first mortgage bonds, except against retired bonds. On July 3, 1998, TE completed an optional redemption of a $26 million, 7.5% first mortgage bond.

          TE's residential customers received a $3 reduction on their monthly bills beginning June 5, 1998, as part of the Rate
Reduction and Economic Development Plan approved last year by the PUCO. This will reduce annual revenues by approximately $9 million (approximately $5 million in 1998).

                                      PENNSYLVANIA POWER COMPANY

                                         STATEMENTS OF INCOME
                                             (Unaudited)
                                                        Three Months Ended      Six Months Ended
                                                             June 30,                June 30,
                                                       --------------------   -------------------
                                                         1998        1997       1998       1997
                                                       --------    --------   --------   --------
                                                                     (In thousands)
OPERATING REVENUES                                     $ 80,271     $79,220   $158,847   $158,197
                                                       --------     -------   --------   --------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                               23,089      15,215     40,887     31,112
  Nuclear operating costs                                 6,769       6,661     13,796     13,134
  Other operating costs                                  13,504      17,664     25,773     31,252
                                                       --------     -------   --------   --------
      Total operation and maintenance expenses           43,362      39,540     80,456     75,498
  Provision for depreciation                             14,665      12,991     29,318     27,282
  Amortization of net regulatory assets                   1,845       1,845      3,690      3,690
  General taxes                                           5,494       5,408     11,273     11,707
  Income taxes                                            4,906       6,432     11,472     13,383
                                                       --------     -------   --------   --------
      Total operating expenses and taxes                 70,272      66,216    136,209    131,560
                                                       --------     -------   --------   --------
OPERATING INCOME                                          9,999      13,004     22,638     26,637

OTHER INCOME                                                634         324      1,373        994
                                                       --------     -------   --------   --------
INCOME BEFORE NET INTEREST CHARGES                       10,633      13,328     24,011     27,631
                                                       --------     -------   --------   --------
NET INTEREST CHARGES:
  Interest expense                                        5,223       5,641     10,717     11,397
  Allowance for borrowed funds used during
   construction                                             (62)        (89)      (144)      (136)
                                                       --------     -------   --------   --------
      Net interest charges                                5,161       5,552     10,573     11,261
                                                       --------     -------   --------   --------
INCOME BEFORE EXTRAORDINARY ITEM                          5,472       7,776     13,438     16,370

EXTRAORDINARY ITEM (NET OF INCOME TAXES) (Note 3)       (30,522)          -    (30,522)         -
                                                       --------     -------   --------   --------
NET INCOME (LOSS)                                       (25,050)      7,776    (17,084)    16,370

PREFERRED STOCK DIVIDEND REQUIREMENTS                     1,156       1,156      2,313      2,313
                                                       --------     -------   --------   --------
EARNINGS (LOSS) ON COMMON STOCK                        $(26,206)    $ 6,620   $(19,397)  $ 14,057
                                                       ========     =======   ========   ========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.


                                       PENNSYLVANIA POWER COMPANY

                                           BALANCE SHEETS
                                            (Unaudited)
                                                              June 30,      December 31,
                                                               1998            1997
                                                           ------------     ------------
                                                                 (In thousands)

                 ASSETS
                 ------

UTILITY PLANT:
  In service, at original cost                             $ 687,966        $1,237,562
  Less--Accumulated provision for depreciation               281,175           508,981
                                                           ---------        ----------
                                                             406,791           728,581
                                                           ---------        ----------
  Construction work in progress-
    Electric plant                                             9,700             7,427
    Nuclear fuel                                                  23             6,788
                                                           ---------        ----------
                                                               9,723            14,215
                                                           ---------        ----------
                                                             416,514           742,796
                                                           ---------        ----------
OTHER PROPERTY AND INVESTMENTS                                31,397            26,157
                                                           ---------        ----------
CURRENT ASSETS:
  Cash and cash equivalents                                    6,087               660
  Notes receivable from parent company                        30,000            17,500
  Receivables-
    Customers (less accumulated provisions of
     $3,585,000 and $3,609,000, respectively,
     for uncollectible accounts)                              34,556            33,934
    Associated companies                                      15,110            12,599
    Other                                                     10,347            14,426
  Materials and supplies, at average cost                     15,146            14,973
  Prepayments                                                  8,050             1,707
                                                           ---------         ---------
                                                             119,296            95,799
                                                           ---------         ---------
DEFERRED CHARGES:
  Regulatory assets                                          392,510           162,966
  Other                                                        5,068             6,739
                                                           ---------        ----------
                                                             397,578           169,705
                                                           ---------        ----------
                                                           $ 964,785        $1,034,457
                                                           =========        ==========

                                         PENNSYLVANIA POWER COMPANY

                                              BALANCE SHEETS
                                               (Unaudited)
                                                              June 30,      December 31,
                                                               1998            1997
                                                           ------------     ------------
                                                                 (In thousands)

           CAPITALIZATION AND LIABILITIES
           ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized 6,500,000
      shares - 6,290,000 shares outstanding                $ 188,700        $  188,700
    Other paid-in capital                                       (400)             (400)
    Retained earnings                                         73,662           103,677
                                                           ---------        ----------
        Total common stockholder's equity                    261,962           291,977
  Preferred stock-
    Not subject to mandatory redemption                       50,905            50,905
    Subject to mandatory redemption                           15,000            15,000
  Long-term debt-
    Associated companies                                       9,624             9,231
    Other                                                    281,675           280,074
                                                           ---------        ----------
                                                             619,166           647,187
                                                           ---------        ----------
CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                       5,265             6,958
    Other                                                        493             1,443
  Accounts payable-
    Associated companies                                      11,013             6,788
    Other                                                     23,532            22,751
  Accrued taxes                                               13,816            12,332
  Accrued interest                                             6,619             6,588
  Other                                                       13,569            14,746
                                                           ---------        ----------
                                                              74,307            71,606
                                                           ---------        ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                          209,172           239,952
  Accumulated deferred investment tax credits                  8,931            26,052
  Other                                                       53,209            49,660
                                                           ---------        ----------
                                                             271,312           315,664
                                                           ---------        ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                   ---------        ----------
                                                           $ 964,785        $1,034,457
                                                           =========        ==========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these balance sheets.


                                       PENNSYLVANIA POWER COMPANY

                                        STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                        Three Months Ended      Six Months Ended
                                                             June 30,                June 30,
                                                       --------------------   -------------------
                                                         1998        1997       1998       1997
                                                       --------    --------   --------   --------
                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $(25,050)    $ 7,776   $(17,084)   $16,370
Adjustments to reconcile net income to net
  cash from operating activities-
    Provision for depreciation                          14,665      12,991     29,318     27,282
    Nuclear fuel and lease amortization                    852       2,320      1,792      4,809
    Other amortization, net                              1,581       1,543      3,153      3,078
    Deferred income taxes, net                         (24,177)     (3,466)   (26,989)    (6,607)
    Investment tax credits, net                           (572)       (537)    (1,144)    (1,119)
    Extraordinary item                                  51,730           -     51,730          -
    Receivables                                            (16)     11,001        946     11,487
    Materials and supplies                                 203        (553)      (173)      (928)
    Accounts payable                                     3,842      (4,131)     5,006     (4,152)
    Other                                                3,734       3,064     (5,867)    (5,064)
                                                      --------     -------   --------    -------
        Net cash provided from operating activities     26,792      30,008     40,688     45,156
                                                      --------     -------   --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                       1,621           -      1,621          -
  Redemptions and Repayments-
    Long-term debt                                         791       2,289      2,551     14,312
    Notes payable, net                                       -       5,000          -          -
  Dividend Payments-
    Common stock                                         5,347       5,347     10,693     10,693
    Preferred stock                                      1,081       1,081      2,238      2,238
                                                      --------     -------   --------    -------
        Net cash used for financing activities           5,598      13,717     13,861     27,243
                                                      --------     -------   --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                     3,735       3,199      7,019      6,530
  Loan to parent                                        13,500      13,000     12,500     10,500
  Other                                                  1,069          74      1,881      1,777
                                                      --------     -------   --------    -------
        Net cash used for investing activities          18,304      16,273     21,400     18,807
                                                      --------     -------   --------    -------
Net increase (decrease) in cash and cash
 equivalents                                             2,890          18      5,427       (894)
Cash and cash equivalents at beginning of period         3,197         475        660      1,387
                                                      --------     -------   --------    -------
Cash and cash equivalents at end of period            $  6,087     $   493   $  6,087    $   493
                                                      ========     =======   ========    =======

The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly owned subsidiary of Ohio Edison Company) as of June 30, 1998, and the related statements of income and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

Cleveland, Ohio
August 12, 1998

                    PENNSYLVANIA POWER COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Earnings were adversely affected in the six-month period ended June 30, 1998, and in the second quarter of 1998 compared to the same periods of 1997, by an extraordinary item resulting from the deregulation of Penn's generation business and the corresponding discontinuation of SFAS 71 with respect to its generation business. This action was taken following the June 18, 1998, authorization by the PPUC of a restructuring plan for Penn (see below and Note 3). Excluding the extraordinary item, earnings on common stock were $11.1 million in the first half of 1998 compared to $14.1 million in the same period last year; for the second quarter of 1998, earnings on common stock were $4.3 million compared to $6.6 million in the second quarter 1997.

          Retail kilowatt-hour sales decreased 2.7% in the first six months of 1998 and 2.5% in the second quarter of 1998 from the same periods in 1997, due to a decline in industrial sales.
Closure of an electric arc facility at Caparo Steel Company in August 1997, caused the reduced industrial sales. Excluding sales to Caparo, sales to industrial customers in the first half of 1998 increased 3.6% and sales in the second quarter of 1998 were up 2.5% from the corresponding periods last year. Residential sales increased 3.4% during the first six months of 1998 compared to the first half of 1997 and 4.6% in the second quarter of 1998 from the same period last year. Residential sales benefited from higher air-conditioning loads due to hotter weather. Commercial sales also increased in both the six month and second quarter periods of 1998 from the corresponding periods last year, by 6.3% and 10.1%, respectively, reflecting continued growth in the service sector economy. Sales to wholesale customers decreased
3.5% in the first six months of 1998 compared to the first half of 1997 and were down 3.3% in the second quarter of 1998 compared to the same period last year.

          Fuel and purchased power expenses increased in both the first half of 1998 and in the second quarter of 1998 compared to the same periods of 1997. The increases resulted primarily from higher purchased power costs in the second quarter of 1998, resulting from a combination of factors. In late June 1998, the midwestern and southern regions of the United States experienced electricity shortages caused mainly by record temperatures and humidity and unscheduled generating unit outages. Due in part to an unscheduled outage at Beaver Valley Unit 1 which continued through the second quarter of 1998, Penn's production capability was reduced to the point that Penn purchased significant amounts of power on the spot market at unusually high prices, causing the increase in purchased power expense.

          Other operating costs decreased in the first six months of 1998 and in second quarter of 1998 compared to the same periods of 1997 due to a $3 million charge for uncollectible accounts in the second quarter of 1997. The increases in the provision for depreciation and amortization during the six-month period and second quarter of 1998 from the first half and second quarter of 1997, were due to higher levels of accelerated depreciation and amortization in 1998 under Penn's Rate Stability and Economic Development Plan.

Capital Resources and Liquidity

          Penn has continuing cash requirements for planned capital expenditures. During the last two quarters of 1998, capital requirements for property additions and capital leases are expected to be about $12 million, including $2 million for nuclear fuel. These requirements are expected to be satisfied with internal cash.

          As of June 30, 1998, Penn had approximately $36.1 million of cash and temporary investments and no short-term indebtedness. Penn had $2 million of unused short-term bank lines of credit as of June 30, 1998, and $7 million of bank facilities which may be borrowed for up to several days at the banks' discretion.

Transition to Retail Competition

          On June 18, 1998, the PPUC authorized a plan which will restructure Penn's rates and provide customers with direct access to alternative electricity suppliers. Customer choice will be phased in over two years with 66% of each customer class having direct access to alternative suppliers of generation by January 2, 1999, and all remaining customers having access as of January 2, 2000. Under the plan, Penn will continue to deliver power to homes and businesses through its transmission and distribution system, which will remain regulated. However, Penn's rates have been restructured to establish separate charges for transmission and distribution; generation, which will be subject to competition; and stranded cost recovery. The generation portion of the unbundled rates represents a "shopping credit". In the event customers obtain power from an alternative source, the generation portion of Penn's rate will be excluded from their bill and the customers will receive a generation charge from the alternative supplier. The stranded cost recovery portion of rates provides for recovery of certain amounts not otherwise considered recoverable in a competitive generation market. Penn will recover $234 million of stranded costs through a competitive transition charge starting in 1999 and ending in 2005.

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

         Exhibit
         Number
         ------

        FirstEnergy, OE, CEI and Penn
        -----------------------------

          15  Letter from independent public accountants.


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

        (b) Reports on Form 8-K

        FirstEnergy, OE, CEI, TE, Penn - One combined report on
        ------------------------------
        Form 8-K was filed since March 31, 1998. A report dated July 6, 1998 reported events affecting second quarter 1998 results of operations for FirstEnergy and its four operating subsidiaries including power supply transactions, power marketing and trading transactions, and Penn's rate restructuring plan.

                           SIGNATURE



          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 12, 1998






                                   FIRSTENERGY CORP.
                                   ----------------
                                      Registrant

                                  OHIO EDISON COMPANY
                                  -------------------
                                      Registrant

                                THE CLEVELAND ELECTRIC
                                ----------------------
                                 ILLUMINATING COMPANY
                                 --------------------
                                      Registrant

                               THE TOLEDO EDISON COMPANY
                               -------------------------
                                      Registrant


                              /s/  Harvey L. Wagner
                            ------------------------------
                                   Harvey L. Wagner
                                      Controller
                            Principal Accounting Officer



                             PENNSYLVANIA POWER COMPANY
                             --------------------------
                                     Registrant


                              /s/  Harvey L. Wagner
                           -------------------------------
                                   Harvey L. Wagner
                                     Comptroller
                            Principal Accounting Officer