Form 10-Q
period 1998-09-30
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 1998-11-13
CIK 1031296, 20947, 73960, 77278, 352049

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

                                   OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               -------   ------

Commission   Registrant; State of Incorporation;  I.R.S. Employer
File Number    Address; and Telephone Number    Identification No.
-----------  ---------------------------------- ------------------

333-21011    FIRSTENERGY CORP.                     34-1843785
             (An Ohio Corporation)
             76 South Main Street
             Akron, Ohio  44308
             Telephone (800)736-3402


1-2578       OHIO EDISON COMPANY                   34-0437786
             (An Ohio Corporation)
             76 South Main Street
             Akron, OH  44308
             Telephone (800)736-3402


 1-2323      THE CLEVELAND ELECTRIC                34-0150020
             ILLUMINATING COMPANY
             (An Ohio Corporation)
             c/o FirstEnergy Corp.
             76 South Main Street
             Akron, OH  44308
             Telephone (800)736-3402


1-3583       THE TOLEDO EDISON COMPANY             34-4375005
             (An Ohio Corporation)
             c/o FirstEnergy Corp.
             76 South Main Street
             Akron, OH  44308
             Telephone (800)736-3402

1-3491       PENNSYLVANIA POWER COMPANY            25-0718810
             (A Pennsylvania Corporation)
             1 East Washington Street
             P. O. Box 891
             New Castle, Pennsylvania  16103
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

Yes  X    No
    ---      ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               OUTSTANDING
           CLASS                         AS OF NOVEMBER 13, 1998
           -----                         -----------------------

FirstEnergy Corp., $.10 par value                  237,069,087
Ohio Edison Company, $9 par value                          100
The Cleveland Electric Illuminating
 Company, no par value                              79,590,689
The Toledo Edison Company, $5 par value             39,133,887
Pennsylvania Power Company, $30 par
 value                                               6,290,000

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

                           TABLE OF CONTENTS

                                                             Pages

Part I.  Financial Information

         Notes to Financial Statements                         1-4

       FirstEnergy Corp.

         Consolidated Statements of Income                      5
         Consolidated Balance Sheets                           6-7
         Consolidated Statements of Cash Flows                  8
         Report of Independent Public Accountants               9
         Management's Discussion and Analysis of
          Results of Operations and Financial Condition      10-14

       Ohio Edison Company

         Consolidated Statements of Income                     15
         Consolidated Balance Sheets                         16-17
         Consolidated Statements of Cash Flows                 18
         Report of Independent Public Accountants              19
         Management's Discussion and Analysis of Results
          of Operations and Financial Condition              20-23

       The Cleveland Electric Illuminating Company

         Consolidated Statements of Income                     24
         Consolidated Balance Sheets                         25-26
         Consolidated Statements of Cash Flows                 27
         Report of Independent Public Accountants              28
         Management's Discussion and Analysis of Results
          of Operations and Financial Condition              29-32

       The Toledo Edison Company

         Consolidated Statements of Income                     33
         Consolidated Balance Sheets                         34-35
         Consolidated Statements of Cash Flows                 36
         Report of Independent Public Accountants              37
         Management's Discussion and Analysis of Results
          of Operations and Financial Condition              38-41

       Pennsylvania Power Company

         Statements of Income                                  42
         Balance Sheets                                      43-44
         Statements of Cash Flows                              45
         Report of Independent Public Accountants              46
         Management's Discussion and Analysis of Results
          of Operations and Financial Condition              47-49


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

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

        CAPITAL EXPENDITURES-

          FirstEnergy's current forecast reflects expenditures of approximately $1.2 billion (OE-$510 million, CEI-$430 million, TE- $200 million and Penn-$90 million) for property additions and improvements related to its regulated businesses from 1998-2002, of which approximately $282 million (OE-$133 million, CEI-$89 million, TE-$43 million and Penn-$17 million) is applicable to 1998. Investments for additional nuclear fuel during the 1998-2002 period are estimated to be approximately $518 million (OE-$169 million, CEI-$172 million, TE-$140 million and Penn-$37 million), of which approximately $85 million (OE-$24 million, CEI-$32 million, TE-$27 million and Penn-$2 million) applies to 1998. FirstEnergy also expects to invest approximately $300 million during 1998-2002 relating to various nonregulated business ventures.

        GUARANTEES-

          The Companies and Duquesne Light Company have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of September 30, 1998, the Companies' share of the guarantees was $43.2 million (OE-$24.8 million, CEI-$9.3 million, TE-$5.5 million and Penn-$3.6 million). The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

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

          The Companies are in compliance with the current sulfur dioxide (SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. In September 1998, the Environmental Protection Agency
(EPA) finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities by May 2003. The EPA`s NOx Transport Rule imposes uniform reductions of NOx emissions across a region of twenty-two states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. By September 1999, each of the twenty-two states are required to submit revised State Implementation Plans (SIP) which comply with individual state NOx budgets established by the EPA. These state NOx budgets contemplate an 85% reduction in utility plant NOx emissions from 1990 emissions. A proposed Federal Implementation Plan accompanied the NOx Transport Rule and may be implemented by the EPA in states which fail to revise their SIP. In another separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. The EPA suggests that the Section 126 petitions will be adequately addressed by the NOx Transport Program, but a September 1998 proposed rulemaking established an alternative program which would require nearly identical 85% NOx reductions at the Companies' Ohio and Pennsylvania plants by May 2003 in the event implementation of the NOx Transport Rule is delayed. The Companies continue to evaluate their compliance plans and other compliance options and currently estimate the additional capital expenditures for NOx reductions may reach $500 million.

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

          OE, CEI and TE have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations that the Companies disposed of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued a liability of $4.8 million and $1.0 million, respectively, as of September 30, 1998, based on estimates of the costs of cleanup and the proportionate responsibility of other PRPs for such costs. OE, CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

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

        PENDING EXCHANGE OF ASSETS-

          As discussed under "Item 5. Other Events" in the combined Current Report on Form 8-K dated October 15, 1998, FirstEnergy announced that it has signed an agreement in principle with Duquesne Light Company (Duquesne) that would result in the transfer of 1,436 megawatts owned by Duquesne at eight generating units in exchange for 1,298 megawatts at three power plants owned by the Companies. A definitive agreement on the exchange of assets, which will be structured as a tax-free transaction to the extent possible, is expected by the end of 1998. Duquesne will fund decommissioning costs equal to its percentage interest in the three nuclear generating units to be transferred. The asset transfer is expected to take twelve to eighteen months to close.

3 -  REGULATORY ACCOUNTING:

          In June 1998, the Pennsylvania Public Utility Commission
(PPUC) authorized a rate restructuring plan for Penn, which essentially resulted in the deregulation of Penn's generation business. Accordingly, Penn discontinued the application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS
71), for its generation business as of June 30, 1998. In accordance with SFAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of SFAS 71," Penn was required to remove from its balance sheet all regulatory assets and liabilities related to its generation business for which SFAS 71 was discontinued and assess all other assets for impairment.

          The Securities and Exchange Commission (SEC) recently issued interpretive guidance regarding asset impairment measurement when a regulated enterprise such as an electric utility discontinues SFAS 71 for separable portions of its operations and assets. That guidance concludes that any supplemental regulated cash flows such as a competitive transition charge (CTC) should be excluded from the cash flows of assets in a portion of the business not subject to regulatory accounting practices. If such assets are impaired, a regulatory asset should be established if such costs are recoverable through regulatory cash flows. Consistent with the SEC guidance, Penn reduced its nuclear generating unit investments by approximately $305 million, of which approximately $227 million was recognized as a regulatory asset to be recovered through a CTC over a seven-year transition period. The charge of $51.7 million ($30.5 million after income taxes) for discontinuing the application of SFAS 71 to Penn's generation business was recorded as an extraordinary item on FirstEnergy's and OE's respective Consolidated Statements of Income and Penn's Statements of Income.

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

4 -  PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME:

          The following pro forma statements of income for FirstEnergy, CEI and TE for the three months and nine months ended September 30, 1997, give effect to the OE-Centerior merger as if it had been consummated on January 1, 1997, with the purchase accounting adjustments actually recognized in the business combination.

                                                               FE       CEI       TE
                                                               --       ---       --
                                                    (In millions, except per share amounts)
   Three Months Ended September 30, 1997
   -------------------------------------
   Operating Revenues                                      $1,350    $  499     $241
   Operating Expenses and Taxes                             1,022       365      188
                                                           ------    ------     ----
   Operating Income                                           328       134       53
   Other Income                                                21        10        6
   Net Interest Charges                                       170        68       26
                                                           ------    ------     ----
   Net Income                                              $  179    $   76     $ 33
                                                           ======    ======     ====
   Earnings per Share of Common Stock                      $  .81
                                                           ======

   Nine Months Ended September 30, 1997
   ------------------------------------
   Operating Revenues                                      $3,760    $1,359     $680
   Operating Expenses and Taxes                             2,942     1,063      552
                                                           ------    ------     ----
   Operating Income                                           818       296      128
   Other Income                                                47         8        9
   Net Interest Charges                                       478       177       69
                                                           ------    ------     ----
   Net Income                                              $  387    $  127     $ 68
                                                           ======    ======     ====
   Earnings per Share of Common Stock                      $ 1.74
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

                                            FIRSTENERGY CORP.

                                  CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)
                                                       Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                      -------------------    ----------------------
                                                         1998       1997        1998        1997
                                                      ----------  --------   ----------  ----------
                                                         (In thousands, except per share amounts)
OPERATING REVENUES                                    $1,416,741  $652,660   $3,893,795  $1,850,684

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                               291,228   111,724      833,412     321,514
  Nuclear operating costs                                124,508    66,990      365,858     202,833
  Other operating costs                                  225,809   101,937      664,171     297,006
                                                      ----------  --------   ----------  ----------
    Total operation and maintenance expenses             641,545   280,651    1,863,441     821,353
  Provision for depreciation and amortization            162,478   106,402      496,375     292,975
  Amortization of net regulatory assets                   28,702    11,288       73,079      26,129
  General taxes                                          138,471    58,986      409,953     175,959
  Income taxes                                           125,080    54,277      263,863     140,909
                                                      ----------  --------   ----------  ----------
    Total operating expenses and taxes                 1,096,276   511,604    3,106,711   1,457,325
                                                      ----------  --------   ----------  ----------
OPERATING INCOME                                         320,465   141,056      787,084     393,359

OTHER INCOME (EXPENSE)                                    (5,275)   12,035        9,961      39,605
                                                      ----------  --------   ----------  ----------
INCOME BEFORE NET INTEREST CHARGES                       315,190   153,091      797,045     432,964
                                                      ----------  --------   ----------  ----------
NET INTEREST CHARGES:
  Interest on long-term debt                             128,479    50,799      390,810     155,137
  Allowance for borrowed funds used during
    construction and capitalized interest                 (2,461)   (1,056)      (5,129)     (1,817)
  Other interest expense                                   6,513     7,669       17,308      23,342
  Subsidiaries' preferred stock dividend requirements     19,568     6,981       47,359      20,943
                                                      ----------  --------   ----------  ----------
    Net interest charges                                 152,099    64,393      450,348     197,605
                                                      ----------  --------   ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM                         163,091    88,698      346,697     235,359
EXTRAORDINARY ITEM (NET OF INCOME TAXES) (Note 3)              -         -      (30,522)          -
                                                      ----------  --------   ----------  ----------
NET INCOME                                            $  163,091  $ 88,698   $  316,175  $  235,359
                                                      ==========  ========   ==========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                            229,482   144,586      225,292     144,466
                                                      ==========  ========   ==========  ==========
BASIC AND DILUTED EARNINGS PER SHARE OF
  COMMON STOCK:
  Income before extraordinary item                         $ .71     $ .61       $ 1.54      $ 1.63
  Extraordinary item (Net of income taxes) (Note 3)            -         -         (.14)          -
                                                           -----     -----       ------      ------
  Net income                                               $ .71     $ .61       $ 1.40      $ 1.63
                                                           =====     =====       ======      ======
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK               $.375     $.375       $1.125      $1.125
                                                           =====     =====       ======      ======


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

                                              FIRSTENERGY CORP.

                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                        September 30,      December 31,
                                                            1998              1997
                                                        -------------      ------------
                                                                 (In thousands)

                        ASSETS
                        ------
UTILITY PLANT:
  In service                                             $14,528,550       $15,008,448
  Less--Accumulated provision for depreciation             5,738,191         5,635,900
                                                         -----------       -----------
                                                           8,790,359         9,372,548
                                                         -----------       -----------
  Construction work in progress-
    Electric plant                                           254,835           165,837
    Nuclear fuel                                              32,358            34,825
                                                         -----------       -----------
                                                             287,193           200,662
                                                         -----------       -----------
                                                           9,077,552         9,573,210
                                                         -----------       -----------
OTHER PROPERTY AND INVESTMENTS:
  Capital trust investments                                1,331,843         1,370,177
  Nuclear plant decommissioning trusts                       323,252           301,173
  Letter of credit collateralization                         277,763           277,763
  Other                                                      634,662           357,989
                                                         -----------       -----------
                                                           2,567,520         2,307,102
                                                         -----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                                  117,671            98,237
  Receivables-
    Customers (less accumulated provisions of
     $6,273,000 and $5,618,000, respectively,
     for uncollectible accounts)                             266,487           284,162
    Other (less accumulated provisions of $49,204,000
     and $4,026,000,respectively, for
     uncollectible accounts)                                 407,389          219,106
  Materials and supplies, at average cost-
    Owned                                                    125,840           154,961
    Under consignment                                        104,811            82,839
  Prepayments and other                                      152,705           163,686
                                                         -----------       -----------
                                                           1,174,903         1,002,991
                                                         -----------       -----------
DEFERRED CHARGES:
  Regulatory assets                                        2,736,580         2,624,144
  Goodwill                                                 2,194,940         2,107,795
  Property taxes                                             270,888           270,585
  Other                                                      200,668           194,968
                                                         -----------       -----------
                                                           5,403,076         5,197,492
                                                         -----------       -----------
                                                         $18,223,051       $18,080,795
                                                         ===========       ===========

                                              FIRSTENERGY CORP.

                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                                September 30,      December 31,
                                                                    1998              1997
                                                                -------------      ------------
                                                                         (In thousands)

      CAPITALIZATION AND LIABILITIES
      ------------------------------
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $.10 par value, authorized
     300,000,000 shares - 237,069,087 and
     230,207,141 shares outstanding, respectively                $   23,707         $   23,021
    Other paid-in capital                                         3,843,946          3,636,908
    Retained earnings                                               709,804            646,646
    Unallocated employee stock ownership plan common
      stock - 7,533,164 and 7,829,538 shares,
      respectively                                                 (141,413)          (146,977)
                                                                 ----------         ----------
        Total common stockholders' equity                         4,436,044          4,159,598
  Preferred stock of consolidated subsidiaries-
    Not subject to mandatory redemption                             660,195            660,195
    Subject to mandatory redemption                                 193,460            214,864
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely OE
    subordinated debentures                                         120,000            120,000
  Long-term debt                                                  6,606,324          6,969,835
                                                                -----------        -----------
                                                                 12,016,023         12,124,492
                                                                -----------        -----------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock              602,926            470,436
  Short-term borrowings                                             348,450            302,229
  Accounts payable                                                  262,197            312,690
  Accrued taxes                                                     460,008            381,937
  Accrued interest                                                  148,336            147,694
  Other                                                             258,186            193,850
                                                                -----------        -----------
                                                                  2,080,103          1,808,836
                                                                -----------        -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                               2,265,548          2,304,305
  Accumulated deferred investment tax credits                       291,044            324,200
  Pensions and other postretirement benefits                        518,588            492,425
  Other                                                           1,051,745          1,026,537
                                                                -----------        -----------
                                                                  4,126,925          4,147,467
                                                                -----------        -----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                        -----------        -----------
                                                                $18,223,051        $18,080,795
                                                                ===========        ===========


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these balance sheets.

                                             FIRSTENERGY CORP.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                       Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                      -------------------    ----------------------
                                                         1998       1997        1998        1997
                                                      ----------  --------   ----------  ----------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  163,091  $  88,698  $  316,175  $  235,359
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization        162,478    106,402     496,375     292,975
      Nuclear fuel and lease amortization                 21,974     12,040      62,606      40,682
      Other amortization, net                             28,214     10,996      62,637      25,225
      Deferred income taxes, net                           8,395    (14,796)     (6,856)    (31,492)
      Investment tax credits, net                         (5,841)    (4,058)    (17,180)    (11,222)
      Extraordinary item                                       -          -      51,730           -
      Receivables                                       (192,236)    (3,405)   (103,750)     20,559
      Materials and supplies                              21,275       (135)     11,478      (9,696)
      Accounts payable                                   (97,985)    (9,219)   (133,134)     (3,907)
      Accrued liabilities                                171,765     25,702      82,871      75,731
      Other                                              (15,648)    20,132     (25,212)    (28,763)
                                                       ---------   --------   ---------    --------
        Net cash provided from operating activities      265,482    232,357     797,740     605,451
                                                       ---------   --------   ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Common stock                                               -          -     203,855           -
    Long-term debt                                        10,151      9,694     272,556      80,217
    Ohio Schools Council Prepayment Program                    -          -     116,598           -
    Short-term borrowings, net                           145,612          -      37,169           -
  Redemptions and Repayments-
    Preferred stock                                        6,000      5,000      21,379       5,000
    Long-term debt                                       209,963    121,163     559,874     337,706
    Short-term borrowings, net                                 -     10,303           -      53,806
  Common stock dividend payments                          86,040     53,109     253,017     163,069
                                                       ---------   --------   ---------    --------
        Net cash used for financing activities           146,240    179,881     204,092     479,364
                                                       ---------   --------   ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                      76,614     52,147     447,838     115,724
  Cash investments                                          (205)         -     111,405           -
  Other                                                   (3,873)     2,374      14,971       7,172
                                                       ---------   --------   ---------    ---------
        Net cash used for investing activities            72,536     54,521     574,214     122,896
                                                       ---------   --------   ---------    ---------
Net increase (decrease) in cash and cash equivalents      46,706     (2,045)     19,434       3,191
Cash and cash equivalents at beginning of period          70,965     10,489      98,237       5,253
                                                       ---------   --------   ---------    --------
Cash and cash equivalents at end of period             $ 117,671   $  8,444   $ 117,671    $  8,444
                                                       =========   ========   =========    ========


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. (an Ohio corporation) and subsidiaries as of September 30, 1998, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FirstEnergy Corp. and subsidiaries as of December 31, 1997 (not presented herein), and, in our report dated February 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







                                  ARTHUR ANDERSEN LLP

Cleveland, Ohio
November 13, 1998

                           FIRSTENERGY CORP.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The Company, as a producer and trader of electricity, has certain financial risks inherent in its business activities. With respect to its trading operations, the Company uses principally over-the-counter contracts for the purchase and sale of electricity. These contracts expose the Company to commodity price fluctuations. Market risk represents the risk of loss that may impact financial position, results of operations or cash flow due to either changes in the commodity market prices for electricity or the failure of contract counterparties to perform. Various policies and procedures have been established to manage market risk exposure based on measures of historical market volatility. However, electricity is subject to unpredictable price fluctuations due to changing economic and weather conditions and constraints which arise from time to time in availability of supply. Financial results in the third quarter and year-to-date periods of 1998 were adversely affected by a combination of these factors as described below.

Results of Operations

          Basic and diluted earnings per share of common stock decreased to $1.40 for the nine-month period ended September 30, 1998, compared to $1.63 per share for the same period last year. For the third quarter of 1998, net income increased to $.71 per share, compared to $.61 per share for the third quarter of 1997. Financial results reflect several factors including the merger of OE and Centerior, which was effective November 8, 1997. The former Centerior companies, which include CEI and TE, have been included in the third quarter and year-to-date 1998 results. The 1997 third quarter and nine-month results are for OE and Penn only (OE companies). Also, 1998 nine-month results include an extraordinary charge of $30.5 million after taxes, or $.14 per common share, resulting from Penn's discontinued application of SFAS 71 to its generation business (see Note 3). Sharp increases in the spot market price for electricity occasioned by constrained power supply conditions and heavy customer demand in the latter part of June 1998, combined with unscheduled outages at certain FirstEnergy generating units, resulted in spot market purchases of power at prices which substantially exceeded amounts recovered from retail customers. The recovery shortfall reduced year-to-date net income by approximately $50 million or $.22 per common share. Finally, unprecedented market prices for electricity in June 1998 contributed to credit losses totaling $28 million after taxes or $.12 per common share. Four power marketers with which the Company's FirstEnergy Trading and Power Marketing Corp. subsidiary had transactions under contract defaulted as a result of June's price movements.

          Operating revenues increased $2.043 billion during the nine-month period ending September 30, 1998, compared to the same period of 1997, and increased $764 million in the third quarter of 1998 compared to the third quarter of 1997. Excluding the contribution of the former Centerior companies, operating revenues were 6.7% higher during the quarter and 3.4% higher in the year-to-date period compared to the corresponding periods of 1997. For the OE companies, year-to-date retail kilowatt-hour sales increased 1.7%, with a 4.1% increase in residential sales and a 4.7% increase in commercial sales offset, in part, by a 2.1% decrease in industrial sales. Industrial sales for 1998 were affected by the August 1997 closure of a major customer's electric arc furnace in the Penn service area. Excluding sales to that customer, industrial sales increased 0.1% and retail sales were 2.6% higher. Sales to wholesale customers increased 7.8% compared to the first nine months of 1997. This increase contributed to the 2.7% increase in total kilowatt-hour sales during the period.

          Retail kilowatt-hour sales in the third quarter of 1998 for the OE companies increased 5.4% with residential and commercial sales being 13.1% and 7.5% higher, respectively. Residential sales benefited from higher air-conditioning loads due to hotter weather and commercial sales benefited from continued growth in the service sector of the area economy during the period. Industrial sales decreased 2.0% during the third quarter of 1998 compared to the same period of 1997; removing the impact of the electric arc furnace closure, industrial sales were relatively flat. A general decline in electricity demand by primary metal manufacturers and the General Motors strike also dampened industrial sales in the third quarter of 1998. Sales to

                      FIRSTENERGY CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)

wholesale customers increased 7.8% in the third quarter compared to the same period last year, contributing to the increase in total kilowatt-hour sales of 5.8%.

          All operation and maintenance expense categories increased substantially for the first nine months of 1998, compared to the same period of last year, due principally to the inclusion of the former Centerior companies. Excluding the 1998 costs of the former Centerior companies, operation and maintenance expenses increased $116.6 million for the first nine months of 1998 compared to the first nine months of 1997. Most of the increase for the OE companies resulted from purchased power expenses which were up $82.1 million in the first nine months of 1998 from the same period in 1997. Most of the increase occurred in the second quarter and resulted from a combination of factors. In late June 1998, the midwestern and southern regions of the United States experienced electricity shortages caused mainly by record temperatures and humidity and unscheduled generating unit outages. During that period, the Beaver Valley Plant was out of service and the Davis-Besse Plant was removed from service as a result of damage to transmission facilities caused by a tornado. Also, Avon Lake Unit 9 experienced an unscheduled outage during the period due to lightning-related transformer damage. As a result, the Companies purchased significant amounts of power on the spot market at unusually high prices (as discussed above), causing an increase in purchased power costs. Temperatures continued above last year's levels throughout the third quarter as well and the Beaver Valley Plant remained out of service for most of that period.

          Nuclear operating costs were higher in the first nine months of 1998 than the same period last year for the OE Companies due to higher costs at the Beaver Valley Plant, which were offset in part by lower costs at the Perry Plant. Reduced emission allowance sales in the year-to-date 1998 period and higher third quarter and year-to-date 1998 costs at the Sammis Plant compared to the corresponding periods of 1997 contributed to the increase in other operation and maintenance expenses.

          Inclusion of the former Centerior companies also increased other operating expenses. Excluding those companies' 1998 costs, the provision for depreciation and amortization decreased $13.4 million in the third quarter of 1998 from the same period in 1997 due primarily to the net effect of the OE and Penn rate plans. The rate restructuring plan authorized by the PPUC for Penn in the second quarter caused the reduction in depreciation expense in the third quarter due to the reduction of nuclear generating unit investment resulting from the discontinued application of SFAS 71. Penn's rate restructuring plan also resulted in a reclassification of accelerated Perry Plant depreciation in the third quarter to amortization of net regulatory assets, further reducing reported depreciation expense. The reclassification of depreciation resulted in a corresponding increase in the amortization of net regulatory assets in both the first nine months of 1998 and in the third quarter of 1998 compared to the same periods of 1997. Also contributing to the increase in year-to-date 1998 amortization was the absence in 1998 of certain regulatory credits which were fully amortized by the end of the second quarter of 1997.

          Other income (expense) for the year-to-date period ending September 30, 1998 reflects the $28 million after-tax reserve for credit losses discussed above. Also included in the third quarter of 1998 were after tax losses of $26 million resulting from purchases of energy to replace scheduled third quarter deliveries from a power marketer which defaulted on its power contracts to FirstEnergy Trading and Power Marketing Corp. due to the unprecedented June 1998 price fluctuations.

          Interest expenses increased due to the inclusion of the former Centerior companies for both the nine-month period ended September 30, 1998 and the third quarter of 1998, from the corresponding periods in 1997. Excluding the impact of the merger, interest on long-term debt for the OE companies decreased due to redemptions of long-term debt totaling $273.8 million since October 1997. Other interest expense increased as a result of increased short-term borrowing levels in 1998.

<PAGE

                         FIRSTENERGY CORP.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)

Capital Resources and Liquidity

          The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1998, capital requirements for property additions and capital leases for the utility operating companies are expected to be about $115 million, including $20 million for nuclear fuel. The Companies have additional cash requirements of approximately $66.6 million to meet sinking fund requirements for maturing long-term debt during the remainder of 1998. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of September 30, 1998, the Companies had about $117.7 million of cash and temporary investments and $348.5 million of short-term indebtedness. The Companies' unused borrowing capability included $115 million under revolving lines of credit and $22 million of bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

          The Company recently acquired three new mechanical contractors. On September 30, 1998, the Company acquired The Hattenbach Company, a specialty mechanical contractor headquartered in Cleveland, Ohio. Hattenbach recorded approximately $15 million in sales in 1997 and has 65 employees. In October 1998, the Company acquired two additional mechanical contractors, Ancoma, Inc. and Spectrum Control Systems. Ancoma, Inc. is a full-service mechanical contractor headquartered in Rochester, New York with 275 employees and sales in 1997 of approximately $36 million. Spectrum Control Systems is a specialty mechanical contractor based in Cincinnati, Ohio. Spectrum posted approximately $3.5 million in sales in 1997 and has 25 employees. The Company has acquired eight mechanical construction and contracting companies in the last 12 months with approximately $350 million in annual revenues and more than 2,500 employees.

          The Company signed an agreement in principle with Duquesne Light Company that would result in the transfer of 1,436 megawatts owned by Duquesne at five generating plants in exchange for 1,298 megawatts at three plants owned by the Company's electric utility operating companies (see "Pending Exchange of Assets" in Note 2). A final agreement on the exchange of assets, which will be structured as a tax-free transaction to the extent possible, is expected to be reached by the end of the year. The transaction benefits the Company by providing it with exclusive ownership and operating control of all the generating assets that are now jointly owned and operated under the Central Area Power Coordination Group agreement.

          The Company formed a new wholly owned subsidiary, FirstEnergy Fuel Marketing Company, to provide products and services to electricity generators and industrial fuel users. The Company's Warrenton River Terminal, a coal-blending facility in Warrenton, Ohio, will be operated and marketed by the new company. The subsidiary will provide a number of products and services including fuel supply, logistics services, contract administration, inventory management and fuel blending. The Company believes there will be increased need for such services as the industry moves toward deregulation.

          In a venture to convert nonhazardous waste by-products into new products, the Company joined with Crown Coal and Coke Company and Canyon Resources, Inc. to form Carbon Plus, LLC. The new company will produce and market nationally, high-grade carbon and low-carbon fly ash products used in the steel, foundry and cement industries. The venture will use the Company's patented carbon extraction process to recover carbon particles for use in chemical additives in metallurgical processes. The new company is expected to produce approximately $4 million in annual revenues.

          In a final step to achieve complete ownership and operating control of its power plants, the Company announced on November 9, 1998, that it had signed an agreement to purchase

                         FIRSTENERGY CORP.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)

from General Public Utilities 87 megawatts of capacity at the Seneca Pumped-Storage Hydroelectric Plant. The added hydroelectric plant capacity will enhance the Company's ability to meet demand during peak periods.

Regulatory Matters

          On September 16, 1998, the Company, together with representatives of the three other Ohio investor-owned utilities, presented proposed legislation for restructuring the electric utility industry in Ohio to a private working group formed by the leadership of the Ohio General Assembly. The working group, which includes numerous interested parties, will consider the utility proposal -- a proposal that represents a balanced approach for bringing choice to Ohio's electric consumers -- as well as other restructuring proposals. Passage of a restructuring bill appears unlikely in 1998.

          On September 24, 1998, the Federal Environmental Protection Agency issued a final rule establishing tighter nitrogen oxide emission ceilings for Ohio, Pennsylvania and 20 other Eastern states and the District of Columbia (see "Environmental Matters" in Note 2). Controls must be in place by May 2003, with required reductions achieved during the five-month summer ozone season (May through September). The new rule is expected to increase the cost of producing electricity; however, the Company believes that it is in a better position than a number of other utilities in achieving compliance due to its nuclear and hydroelectric generation capability.

          In connection with the regulatory plans for its utility operating companies to reduce fixed costs and lower rates, the Company continued to take steps to restructure its operations for improved efficiency and effectiveness in the changing electric utility industry. The Company announced plans to transfer its transmission assets into a new subsidiary, American Transmission Systems, Inc. (ATS), with the transfer expected to be finalized by early 1999. The new subsidiary represents a first step toward the Company's goal of establishing or becoming part of a larger independent transmission company (TransCo). FirstEnergy believes that a TransCo better addresses the Federal Energy Regulatory Commission's (FERC) stated transmission objectives of providing non-discriminatory service, while providing for streamlined and cost-efficient operation. In working toward the goal of forming a larger regional transmission entity, the Company, American Electric Power and Virginia Power announced on November 6, 1998, that they would prepare a FERC filing during the first quarter of 1999 for such a regional transmission entity. The entity would be designed to meet the goals of reducing transmission costs that result when transferring power over several transmission systems, ensuring transmission reliability and providing non-discriminatory access to the transmission grid.

Impact of the Year 2000 Issue

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

           The Company has developed a multi-phase program for Year 2000 compliance that consists of: (i) assessment of the corporate systems and operations of the Company that could be affected by the Year 2000 problem; (ii) remediation or replacement of noncompliant systems and components; and (iii) testing of systems and components following such remediation or replacement. The Company has focused its Year 2000 review on three areas: centralized system applications, noncentralized systems and relationships with third parties (including suppliers as well as end-use customers).

          The Company currently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will pose no significant operational problems for its computer systems. Most of the Company's Year 2000 problems will be resolved through system replacement. Of the Company's major

                       FIRSTENERGY CORP.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)

centralized systems, the general ledger system and inventory management and procurement accounts payable system will be replaced by the end of 1998. The Company's payroll system was enhanced to be Year 2000 compliant in July 1998; all employees will be converted to the new system by January 1999. The customer service system is due to be replaced in mid-1999.

          The Company has categorized its noncentralized systems into sixteen separate areas, and has already determined that five of such areas pose no material Year 2000 problem. The Company has identified certain Year 2000 issues in nine areas and is in the process of remediating them. The Company has plans to complete the assessment of the final two areas by the end of 1998. The Company plans to complete the entire Year 2000 project by September 1999. If the already identified modifications and conversions are not made or are not completed on a timely basis, or if the Company identifies material additional modifications which are not completed on a timely basis, the Year 2000 issue would have a material adverse impact on operations.

          The Company has initiated formal communications with many of its major suppliers to determine the extent to which it is vulnerable to those third parties' failure to resolve their own Year 2000 problems and is still in the assessment phase as to whether and to what extent such third parties have a Year 2000 issue. There can be no guarantee that the failure of other companies to resolve their own Year 2000 issue will not have a material adverse effect on the Company's business, financial condition and results of operations.

          The Company is utilizing both internal and external resources to reprogram and/or replace and test the Company's software for Year 2000 modifications. Of the $111 million total project cost, approximately $90 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements (i.e., the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements). The remaining $21 million will be expensed as incurred. As of September 30, 1998, the Company had expended a total of $43 million for Year 2000 capital projects and had expensed approximately $6 million for Year 2000 related maintenance activities. The Company's total Year 2000 project cost, as well as its estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

          The Company believes the most reasonably likely worst case scenario from the Year 2000 issue to be disruption in power plant monitoring systems, thereby producing inaccurate data and potential failures in electronic switching mechanisms at transmission junctions. This would prolong localized outages, as technicians would have to manually activate switches. Such an event could have a material, but presently undeterminable, effect on the Company's financial results. The Company has not yet developed a contingency plan to address the effects of any delay in becoming Year 2000 compliant but currently expects to have a contingency plan by the spring of 1999.

          The costs of the project and the dates on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that this project will be completed as planned and actual results could differ materially from the estimates. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer code, and similar uncertainties.

                                          OHIO EDISON COMPANY

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)
                                                       Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                      -------------------    ----------------------
                                                         1998       1997        1998        1997
                                                      ----------  --------   ----------  ----------
                                                                    (In thousands)
OPERATING REVENUES                                    $696,226    $652,660   $1,912,689  $1,850,684
                                                      --------    --------   ----------  ----------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                             146,194     111,724      413,242     321,514
  Nuclear operating costs                               69,336      66,990      210,324     202,833
  Other operating costs                                114,156     101,937      314,341     297,006
                                                      --------    --------   ----------  ----------
    Total operation and maintenance expenses           329,686     280,651      937,907     821,353
  Provision for depreciation                            93,005     106,402      289,524     292,975
  Amortization of net regulatory assets                 17,849      11,288       40,424      26,129
  General taxes                                         59,714      58,986      178,208     175,959
  Income taxes                                          55,288      54,277      121,161     140,909
                                                      --------    --------   ----------  ----------
    Total operating expenses and taxes                 555,542     511,604    1,567,224   1,457,325
                                                      --------    --------   ----------  ----------
OPERATING INCOME                                       140,684     141,056      345,465     393,359

OTHER INCOME                                            12,589      12,035       36,857      39,605
                                                      --------    --------   ----------  ----------
INCOME BEFORE NET INTEREST CHARGES                     153,273     153,091      382,322     432,964
                                                      --------    --------   ----------  ----------
NET INTEREST CHARGES:
  Interest on long-term debt                            47,258      50,799      140,255     155,137
  Allowance for borrowed funds used during
   construction and capitalized interest                  (363)     (1,056)      (1,492)     (1,817)
  Other interest expense                                 7,811       7,669       26,696      23,342
  Subsidiaries' preferred stock dividend
   requirements                                          3,857       3,857       11,570      11,570
                                                      --------    --------   ----------  ----------
    Net interest charges                                58,563      61,269      177,029     188,232
                                                      --------    --------   ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM                        94,710      91,822      205,293     244,732

EXTRAORDINARY ITEM (NET OF INCOME TAXES) (Note 3)            -           -      (30,522)          -
                                                      --------    --------   ----------  ----------
NET INCOME                                              94,710      91,822      174,771     244,732

PREFERRED STOCK DIVIDEND REQUIREMENTS                    3,020       3,124        9,057       9,373
                                                      --------    --------   ----------  ----------
EARNINGS ON COMMON STOCK                              $ 91,690    $ 88,698   $  165,714  $  235,359
                                                      ========    ========   ==========  ==========

The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

                                           - 15 -

                                        OHIO EDISON COMPANY

                                    CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                        September 30,      December 31,
                                                            1998              1997
                                                        -------------     -------------
                                                                 (In thousands)

                        ASSETS
                        ------
UTILITY PLANT:
  In service, at original cost                           $8,159,009       $8,666,272
  Less--Accumulated provision for depreciation            3,542,085        3,546,594
                                                         ----------       ----------
                                                          4,616,924        5,119,678
                                                         ----------       ----------
  Construction work in progress-
    Electric plant                                          125,512           99,158
    Nuclear fuel                                             14,129           21,360
                                                         ----------       ----------
                                                            139,641          120,518
                                                         ----------       ----------
                                                          4,756,565        5,240,196
                                                         ----------       ----------
OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                                        477,986          482,220
  Nuclear plant decommissioning trusts                      114,496          109,883
  Letter of credit collateralization                        277,763          277,763
  Other                                                     314,740          419,525
                                                         ----------       ----------
                                                          1,184,985        1,289,391
                                                         ----------       ----------
CURRENT ASSETS:
  Cash and cash equivalents                                  43,338            4,680
  Receivables-
    Customers (less accumulated provisions of
     $6,273,000 and $5,618,000, respectively,
     for uncollectible accounts)                            240,035          235,332
    Associated companies                                    407,922           25,348
    Other                                                    54,347           87,566
  Materials and supplies, at average cost-
    Owned                                                    67,245           75,580
    Under consignment                                        45,133           47,890
  Prepayments and other                                      74,995           78,348
                                                         ----------       ----------
                                                            933,015          554,744
                                                         ----------       ----------
DEFERRED CHARGES:
  Regulatory assets                                       1,753,528        1,601,709
  Property taxes                                            101,119          100,043
  Unamortized sale and leaseback costs                       91,348           95,096
  Other                                                      55,646           96,276
                                                         ----------       ----------
                                                          2,001,641        1,893,124
                                                         ----------       ----------
                                                         $8,876,206       $8,977,455
                                                         ==========       ==========


                                          - 16 -

                                            OHIO EDISON COMPANY

                                        CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                                September 30,      December 31,
                                                                    1998              1997
                                                                -------------      ------------
                                                                         (In thousands)

          CAPITALIZATION AND LIABILITIES
          ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $9 par value, authorized 175,000,000
      shares - 100 shares outstanding                             $        1          $        1
    Other paid-in capital                                          2,098,114           2,102,644
    Retained earnings                                                533,398             621,674
                                                                  ----------          ----------
        Total common stockholder's equity                          2,631,513           2,724,319
  Preferred stock-
    Not subject to mandatory redemption                              160,965             160,965
    Subject to mandatory redemption                                   10,000              15,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                               50,905              50,905
    Subject to mandatory redemption                                   15,000              15,000
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely OE
    subordinated debentures                                          120,000             120,000
  Long-term debt                                                   2,405,875           2,569,802
                                                                  ----------          ----------
                                                                   5,394,258           5,655,991
                                                                  ----------          ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock               276,337             278,492
  Short-term borrowings-
    Associated companies                                              45,385                   -
    Other                                                            260,800             302,229
  Accounts payable-
    Associated companies                                             212,470               1,751
    Other                                                             84,139             114,085
  Accrued taxes                                                      206,478             157,095
  Accrued interest                                                    46,573              53,165
  Other                                                              158,088             115,256
                                                                  ----------          ----------
                                                                   1,290,270           1,022,073
                                                                  ----------          ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                1,602,443           1,698,354
  Accumulated deferred investment tax credits                        157,483             184,804
  Postretirement benefits                                            173,136             158,038
  Other                                                              258,616             258,195
                                                                  ----------          ----------
                                                                   2,191,678           2,299,391
                                                                  ----------          ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                          ----------          ----------
                                                                  $8,876,206          $8,977,455
                                                                  ==========          ==========

The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.

                                           - 17 -

                                         OHIO EDISON COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                       Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                      ---------------------  ---------------------
                                                         1998       1997        1998        1997
                                                      ---------  ----------  ----------  ---------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  94,710   $  91,822  $  174,771  $244,732
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation                         93,005     106,402     289,524   292,975
      Nuclear fuel and lease amortization                 8,244      12,040      21,590    40,682
      Other amortization, net                            17,954      10,996      39,992    25,225
      Deferred income taxes, net                        (14,837)    (14,796)    (66,363)  (31,492)
      Investment tax credits, net                        (3,897)     (4,058)    (11,345)  (11,222)
      Extraordinary item                                      -           -      51,730         -
      Receivables                                      (166,506)     (3,405)   (208,382)   20,559
      Materials and supplies                              6,512        (135)     11,092    (9,696)
      Accounts payable                                   76,043      (9,219)    185,633    (3,907)
      Other                                              60,844      46,527     106,967    47,565
                                                      ---------    --------  ----------  --------
        Net cash provided from operating activities     172,072     236,174     595,209   615,421
                                                      ---------    --------  ----------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                       10,039       9,694     117,499    80,217
    Short-term borrowings, net                                -           -       3,956         -
  Redemptions and Repayments-
    Preferred stock                                       5,000       5,000       5,000     5,000
    Long-term debt                                        4,522     121,163     286,157   337,706
    Short-term borrowings, net                           79,581      10,303           -    53,806
  Dividend Payments-
    Common stock                                         44,597      53,109     254,379   163,069
    Preferred stock                                       3,093       3,817       8,952     9,970
                                                      ---------    --------  ----------  --------
        Net cash used for financing activities          126,754     183,698     433,033   489,334
                                                      ---------    --------  ----------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                     36,793      52,147     125,163   115,724
  Other                                                  (1,767)      2,374      (1,645)    7,172
                                                      ---------    --------   ---------  --------
        Net cash used for investing activities           35,026      54,521     123,518   122,896
                                                      ---------    --------   ---------  --------
Net increase (decrease) in cash and cash equivalents     10,292      (2,045)     38,658     3,191
Cash and cash equivalents at beginning of period         33,046      10,489       4,680     5,253
                                                      ---------    --------   ---------  --------
Cash and cash equivalents at end of period            $  43,338    $  8,444   $  43,338  $  8,444
                                                      =========    ========   =========  ========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

                                          - 18 -

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS








To Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiaries as of September 30, 1998, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ohio Edison Company and subsidiaries as of December 31, 1997 (not presented herein), and, in our report dated February 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







                                 ARTHUR ANDERSEN LLP

Cleveland, Ohio
November 13, 1998

                        OHIO EDISON COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

          Earnings were adversely affected in the nine-month period ended September 30, 1998, compared to the same period of 1997 by an extraordinary item resulting from deregulation of Penn's generation business and the corresponding discontinuation of SFAS 71 with respect to that business. This action was taken following the June 18, 1998, authorization by the PPUC of a restructuring plan for Penn (see below and Note 3). Excluding the extraordinary item, earnings on common stock were $196.2 million in the first nine months of 1998 compared to $235.4 million in the same period last year; for the third quarter of 1998, earnings on common stock were $91.7 million compared to $88.7 million in the third quarter of 1997. Earnings were also adversely affected in the nine-month period by increased purchased power costs in 1998 occasioned by unprecedented market prices for electricity and unscheduled generating unit outages. This increase in purchased power costs more than offset an increase in operating revenues.

          Operating revenues increased $62.0 million during the first nine months of 1998, compared to the same period of 1997, and increased $43.6 million in the third quarter of 1998 compared to the third quarter of 1997. Year-to-date retail kilowatt-hour sales increased 1.7%, with a 4.1% increase in residential sales and a 4.7% increase in commercial sales offset, in part, by a 2.1% decrease in industrial sales. Industrial sales for 1998 were affected by the August 1997 closure of a major customer's electric arc furnace in the Penn service area. Excluding sales to that customer, industrial sales increased 0.1% and retail sales were 2.6% higher. Sales to wholesale customers increased 7.8% compared to the first nine months of 1997. This increase contributed to the 2.7% increase in total kilowatt-hour sales during the period.

          Retail kilowatt-hour sales in the third quarter of 1998 increased 5.4% with residential and commercial sales being 13.1% and 7.5% higher, respectively. Residential sales benefited from higher air-conditioning loads due to hotter weather and commercial sales benefited from continued growth in the service sector of the area economy during the period. Industrial sales decreased 2.0% during the third quarter of 1998 compared to the same period of 1997; removing the impact of the electric arc furnace closure, industrial sales were relatively flat. A general decline in energy use by primary metal manufacturers and the General Motors strike also dampened industrial sales in the third quarter of 1998. Sales to wholesale customers increased 7.8% in the third quarter compared to the same period last year, contributing to the increase in total kilowatt-hour sales of 5.8%.

          Operation and maintenance expenses increased $116.6 million for the first nine months of 1998 compared to the first nine months of 1997. Most of the increase resulted from purchased power expenses which were up $82.1 million in the first nine months of 1998 from the same period in 1997. Most of the increase occurred in the second quarter and resulted from a combination of factors. In late June 1998, the midwestern and southern regions of the United States experienced electricity shortages caused mainly by record temperatures and humidity and unscheduled generating unit outages. Due in part to unscheduled outages at the Beaver Valley Plant, the OE companies' production capabilities were reduced to the point that they purchased significant amounts of power during this period. Temperatures continued above last year's levels in the third quarter of 1998 as well and the Beaver Valley Plant remained out of service for most of that period. As a result, OE purchased significant amounts of power at unusually high spot market prices, causing the increase in purchased power costs.

          Nuclear operating costs were higher in the first nine months of 1998 than the same period last year due to higher costs at the Beaver Valley Plant which were offset in part by lower costs at the Perry Plant. Reduced emission allowance sales in the year-to-date 1998 period and higher third quarter and year-to-

                       OHIO EDISON COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)

date 1998 costs at the Sammis Plant compared to the corresponding periods of 1997 contributed to the increase in other operation and maintenance expenses.

          The provision for depreciation and amortization decreased $13.4 million in the third quarter of 1998 from the same period in 1997 due primarily to the net effect of the OE and Penn rate plans. The rate restructuring plan authorized by the PPUC for Penn in the second quarter caused the reduction in depreciation expense in the third quarter due to the reduction of nuclear generating unit investment resulting from the discontinued application of SFAS 71. Penn's rate restructuring plan also resulted in a reclassification of accelerated Perry Plant depreciation in the third quarter to amortization of net regulatory assets, further reducing reported depreciation expense. The reclassification of depreciation resulted in a corresponding increase in the amortization of net regulatory assets in both the first nine months of 1998 and in the third quarter of 1998 compared to the same periods of 1997. Also contributing to the increase in year-to-date 1998 amortization was the absence in 1998 of certain regulatory credits which were fully amortized by the end of the second quarter 1997.

          Interest on long-term debt decreased due to redemptions of long-term debt totaling $273.8 million since October 1997.
Other interest expense increased as a result of increased short-term borrowing levels in 1998.

Capital Resources and Liquidity

          The OE companies have continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1998, capital requirements for property additions and capital leases are expected to be about $57 million, including $13 million for nuclear fuel. The OE companies have additional cash requirements of approximately $2.7 million to meet sinking fund requirements for maturing long-term debt during the remainder of 1998. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of September 30, 1998, the OE companies had about $43.3 million of cash and temporary investments and $306.2 million of short-term indebtedness. In addition, the OE companies' unused borrowing capability included $100 million under revolving lines of credit and $22 million of bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

          FirstEnergy signed an agreement in principle with Duquesne Light Company that would result in the transfer of 1,436 megawatts owned by Duquesne at five generating plants in exchange for 1,298 megawatts at three plants owned by FirstEnergy's electric utility operating companies (see "Pending Exchange of Assets" in Note 2), including the OE companies. A final agreement on the exchange of assets, which will be structured as a tax-free transaction to the extent possible, is expected to be reached by the end of the year. The transaction benefits the Companies by providing them with exclusive ownership and operating control of all the generating assets that are now jointly owned and operated under the Central Area Power Coordination Group agreement.

Regulatory Matters

          On September 16, 1998, FirstEnergy, together with representatives of the three other Ohio investor-owned utilities, presented proposed legislation for restructuring the electric utility industry in Ohio to a private working group formed by the leadership of the Ohio General Assembly. The working group, which includes numerous interested parties, will consider the utility proposal -- a proposal that represents a balanced approach for bringing choice to Ohio's electric consumers -- as well as other restructuring proposals. Passage of a restructuring bill appears unlikely in 1998.

                       OHIO EDISON COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)

          On September 24, 1998, the Federal Environmental Protection Agency issued a final rule establishing tighter nitrogen oxide emission ceilings for Ohio, Pennsylvania and 20 other Eastern states and the District of Columbia (see "Environmental Matters" in Note 2). Controls must be in place by May 2003, with required reductions achieved during the five-month summer ozone season (May through September). The new rule is expected to increase the cost of producing electricity; however, the OE companies believe that they are in a better position than a number of other utilities in achieving compliance due to their nuclear generation capability.

          In connection with the regulatory plans for its utility operating companies to reduce fixed costs and lower rates, FirstEnergy continued to take steps to restructure its operations for improved efficiency and effectiveness in the changing electric utility industry. FirstEnergy announced plans to transfer its transmission assets (including the OE companies' assets) into a new subsidiary, American Transmission Systems, Inc. (ATS), with the transfer expected to be finalized by early 1999. The new subsidiary represents a first step toward FirstEnergy's goal of establishing or becoming part of a larger independent transmission company (TransCo). FirstEnergy believes that a TransCo better addresses the Federal Energy Regulatory Commission's (FERC) stated transmission objectives of providing non-discriminatory service, while providing for streamlined and cost-efficient operation. In working toward the goal of forming a larger regional transmission entity, FirstEnergy, American Electric Power and Virginia Power announced on November 6, 1998, that they would prepare a FERC filing during the first quarter of 1999 for such a regional transmission entity. The entity would be designed to meet the goals of reducing transmission costs that result when transferring power over several transmission systems, ensuring transmission reliability and providing non-discriminatory access to the transmission grid.

Impact of the Year 2000 Issue

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Any of the OE companies' programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

          The OE companies have developed a multi-phase program for Year 2000 compliance that consists of: (i) assessment of the corporate systems and operations of the OE companies that could be affected by the Year 2000 problem; (ii) remediation or replacement of non-compliant systems and components; and (iii) testing of systems and components following such remediation or replacement. The OE companies have focused their Year 2000 review on three areas: centralized system applications, non-centralized systems and relationships with third parties (including suppliers as well as end-use customers).

          The OE companies currently believe that with modifications to existing software and conversions to new software, the Year 2000 issue will pose no significant operational problems for their computer systems. Most of the OE companies' Year 2000 problems will be resolved through system replacement. Of the OE companies' major centralized systems, the general ledger system and inventory management and procurement accounts payable system will be replaced by the end of 1998. The OE companies' payroll system was enhanced to be Year 2000 compliant in July 1998. The customer service system is due to be replaced in mid-1999.

          The OE companies have categorized their non-centralized systems into sixteen separate areas, and have already determined that five of such areas pose no material Year 2000 problem. The OE companies have identified certain Year 2000 issues in nine of such areas and are in the process of remediating them. The OE companies have plans to complete the assessment of the final two areas by the end of 1998. The OE companies plan to complete the entire Year 2000 project by September 1999. If the already identified modifications and conversions are not made or are not completed on a timely basis, or if the OE companies identify

                       OHIO EDISON COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)

material additional modifications which are not completed on a timely basis, the Year 2000 issue would have a material adverse impact on operations.

          The OE companies have initiated formal communications with many of their major suppliers to determine the extent to which they are vulnerable to those third parties' failure to resolve their own Year 2000 problems and are still in the assessment phase as to whether and to what extent such third parties have a Year 2000 issue. There can be no guarantee that the failure of other companies to resolve their own Year 2000 issue will not have a material adverse effect on the OE companies' business, financial condition and results of operations.

          The OE companies are utilizing both internal and external resources to reprogram and/or replace and test the OE companies' software for Year 2000 modifications. Of the $53 million total project cost, approximately $43 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements (i.e., the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements). The remaining $10 million will be expensed as incurred. As of September 30, 1998, the OE companies have expended a total of $20 million for Year 2000 capital projects and have expensed approximately $3 million for Year 2000 related maintenance activities. The OE companies' total Year 2000 project cost, as well as their estimates of time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

          The OE companies believe the most reasonably likely worst case scenario from the Year 2000 issue to be disruption in power plant monitoring systems, thereby producing inaccurate data and potential failures in electronic switching mechanisms at transmission junctions. This would prolong localized outages, as technicians would have to manually activate switches. Such an event could have a material, but presently undeterminable, effect on the OE companies' financial results. The OE companies have not yet developed a contingency plan to address the effects of any delay in becoming Year 2000 compliant but currently expect to have a contingency plan by the spring of 1999.

          The costs of the project and the dates on which the OE companies plan to complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that this project will be completed as planned and actual results could differ materially from the estimates. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer code, and similar uncertainties.

                              THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                  CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)
                                                        September 30, 1998       September 30, 1997
                                                      -----------------------   ---------------------
                                                        Three        Nine        Three       Nine
                                                        Months       Months      Months      Months
                                                        Ended        Ended       Ended       Ended
                                                      ----------  -----------  ---------   ----------
                                                                       (In thousands)
OPERATING REVENUES                                     $512,616   $1,392,868 |  $499,468   $1,359,341
                                                       --------   ---------- |  --------   ----------
OPERATING EXPENSES AND TAXES:                                                |
  Fuel and purchased power                              127,342      358,704 |   111,095      329,347
  Nuclear operating costs                                19,836       55,335 |    23,617       65,029
  Other operating costs                                  82,272      249,774 |    77,407      251,002
                                                       --------   ---------- |  --------   ----------
      Total operation and maintenance expenses          229,450      663,813 |   212,119      645,378
  Provision for depreciation and amortization            50,002      148,557 |    55,611      166,134
  Amortization of net regulatory assets                   6,567       19,701 |     6,567       19,701
  General taxes                                          55,356      163,730 |    56,864      170,824
  Income taxes                                           48,077       95,752 |    36,836       68,390
                                                       --------   ---------- |  --------   ----------
      Total operating expenses and taxes                389,452    1,091,553 |   367,997    1,070,427
                                                       --------   ---------- |  --------   ----------
OPERATING INCOME                                        123,164      301,315 |   131,471      288,914
                                                                             |
OTHER INCOME (EXPENSE)                                    8,166       21,616 |     7,544       (1,341)
                                                       --------   ---------- |  --------   ----------
INCOME BEFORE NET INTEREST CHARGES                      131,330      322,931 |   139,015      287,573
                                                       --------   ---------- |  --------   ----------
NET INTEREST CHARGES:                                                        |
  Interest on long-term debt                             57,072      177,883 |    66,901      174,451
  Allowance for borrowed funds used during                                   |
    construction                                           (664)      (1,620)|      (729)      (1,440)
  Other interest expense (credit)                           (95)      (2,821)|     5,101       12,620
                                                       --------   ---------- |  --------   ----------
      Net interest charges                               56,313      173,442 |    71,273      185,631
                                                       --------   ---------- |  --------   ----------
NET INCOME                                               75,017      149,489 |    67,742      101,942
                                                                             |
PREFERRED STOCK DIVIDEND REQUIREMENTS                     8,547       17,053 |     8,876       27,287
                                                       --------   ---------- |  --------   ----------
EARNINGS ON COMMON STOCK                               $ 66,470   $  132,436 |  $ 58,866   $   74,655
                                                       ========   ========== |  ========   ==========

The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these statements.

                                            - 24 -

                               THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                                        September 30,      December 31,
                                                            1998              1997
                                                        -------------      ------------
                                                                 (In thousands)
               ASSETS
               ------
UTILITY PLANT:
  In service                                            $4,626,360         $4,578,649
  Less--Accumulated provision for depreciation           1,589,311          1,470,084
                                                        ----------         ----------
                                                         3,037,049          3,108,565
                                                        ----------         ----------
  Construction work in progress-
    Electric plant                                          45,947             41,261
    Nuclear fuel                                            10,115              6,833
                                                        ----------         ----------
                                                            56,062             48,094
                                                        ----------         ----------
                                                         3,093,111          3,156,659
                                                        ----------         ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                               543,161            575,084
  Nuclear plant decommissioning trusts                     114,265            105,334
  Other.                                                    18,223             21,482
                                                        ----------         ----------
                                                           675,649            701,900
                                                        ----------         ----------
CURRENT ASSETS:
  Cash and cash equivalents                                 27,776             33,775
  Receivables-
    Customers                                               17,427             29,759
    Associated companies                                     9,945              8,695
    Other                                                  241,175             98,077
  Notes receivable from associated companies                26,628                  -
  Materials and supplies, at average cost-
    Owned                                                   29,483             47,489
    Under consignment                                       40,455             25,411
  Prepayments and other                                     52,068             57,763
                                                        ----------         ----------
                                                           444,957            300,969
                                                        ----------         ----------
DEFERRED CHARGES:
  Regulatory assets                                        559,453            579,711
  Goodwill                                               1,511,635          1,552,483
  Property taxes                                           126,414            125,204
  Other                                                     15,627             23,358
                                                        ----------         ----------
                                                         2,213,129          2,280,756
                                                        ----------         ----------
                                                        $6,426,846         $6,440,284
                                                        ==========         ==========

                                             - 25 -

                            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                        September 30,      December 31,
                                                            1998              1997
                                                        -------------      ------------
                                                                 (In thousands)

       CAPITALIZATION AND LIABILITIES
       ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized
     105,000,000 shares - 79,590,689 shares
     outstanding                                         $  931,312        $  931,614
    Retained earnings                                       101,251            19,290
                                                         ----------        ----------
        Total common stockholder's equity                 1,032,563           950,904
  Preferred stock-
    Not subject to mandatory redemption                     238,325           238,325
    Subject to mandatory redemption                         168,460           183,174
  Long-term debt                                          2,956,689         3,189,590
                                                         ----------        ----------
                                                          4,396,037         4,561,993
                                                         ----------        ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred
   stock                                                    181,476           121,965
  Accounts payable-
    Associated companies                                     51,831            56,109
    Other                                                    58,332            90,737
  Notes payable to associated companies                      60,838            56,802
  Accrued taxes                                             238,418           194,394
  Accrued interest                                           70,078            67,896
  Other                                                      43,068            52,297
                                                         ----------        ----------
                                                            704,041           640,200
                                                         ----------        ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                         533,755           496,437
  Accumulated deferred investment tax credits                92,242            96,131
  Pensions and other postretirement benefits                204,152           198,642
  Other                                                     496,619           446,881
                                                         ----------        ----------
                                                          1,326,768         1,238,091
                                                         ----------        ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                 ----------        ----------
                                                         $6,426,846        $6,440,284
                                                         ==========        ==========

The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these balance sheets.

                                          - 26 -

                              THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                       September 30, 1998       September 30, 1997
                                                      ----------------------  ---------------------
                                                        Three        Nine        Three      Nine
                                                        Months       Months      Months     Months
                                                        Ended        Ended       Ended      Ended
                                                      ----------  ----------  ----------  ---------
                                                                       (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  75,017   $ 149,489 |  $ 67,742   $101,942
  Adjustments to reconcile net income to net                                |
    cash from operating activities-                                         |
      Provision for depreciation and amortization        50,002     148,557 |    55,611    166,134
      Nuclear fuel and lease amortization                 8,154      24,510 |    12,924     38,110
      Other amortization                                  5,974       9,691 |     6,567     19,701
      Deferred income taxes, net                          4,229      35,020 |    12,057     34,254
      Investment tax credits, net                        (1,296)     (3,889)|    (2,001)    (6,003)
      Allowance for equity funds used during                                |
       construction                                           -          -  |      (465)    (1,190)
      Receivables                                       (44,448)   (132,016)|    (8,096)     6,869
      Materials and supplies                             13,684       2,962 |     2,465     (1,675)
      Accounts payable                                  (69,068)    (36,683)|   (15,214)   (26,535)
      Accrued taxes                                      76,357      44,024 |     8,379    (14,060)
      Other                                               4,771     (31,535)|    42,415     27,285
                                                      ---------  ---------- |  --------   --------
        Net cash provided from operating activities     123,376     210,130 |   182,384    344,832
                                                      ---------  ---------- |  --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:                                       |
  New Financing-                                                            |
    Equity contributions from parent                          -           - |     4,500      4,500
    Long-term debt                                            -       5,822 |   168,118    743,065
    Short-term borrowings, net                           30,528       4,036 |         -          -
    Ohio Schools Council Prepayment Program                   -     116,598 |         -          -
  Redemptions and Repayments-                                               |
    Preferred stock                                       1,000      14,714 |     1,000     29,714
    Long-term debt                                      172,192     198,773 |   192,475    218,636
    Short-term borrowings, net                                -           - |    37,651      8,618
  Dividend Payments-                                                        |
    Common stock                                         28,653      54,122 |    29,606     88,816
    Preferred stock                                       8,559      26,300 |     8,889     27,631
                                                      ---------   --------- |  --------   --------
        Net cash provided from (used for) financing                         |
         activities                                    (179,876)   (167,453)|   (97,003)   374,150
                                                      ---------   --------- |  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:                                       |
  Property additions                                     16,327      43,741 |    31,733     86,705
  Loans to associated companies                               -      26,628 |         -          -
  Loan payments from associated companies              (110,272)          - |         -          -
  Capital trust investments                                  35     (31,923)|   (10,576)   558,813
  Other                                                  24,183      10,230 |      (673)    16,714
                                                      ---------   --------- | ---------  ---------
        Net cash used for (provided from)                                   |
         investing activities                           (69,727)     48,676 |    20,484    662,232
                                                      ---------   --------- | ---------  ---------
Net increase (decrease) in cash and cash equivalents     13,227      (5,999)|    64,897     56,750
Cash and cash equivalents at beginning of period         14,549      33,775 |    22,126     30,273
                                                      ---------   --------- | ---------  ---------
Cash and cash equivalents at end of period            $  27,776   $  27,776 | $  87,023  $  87,023
                                                      =========   ========= | =========  =========

The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these statements.

                                           - 27 -

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS










To The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of September 30, 1998, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Cleveland Electric Illuminating Company and subsidiary as of December 31, 1997 (not presented herein), and, in our report dated February 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







                               ARTHUR ANDERSEN LLP

Cleveland, Ohio
November 13, 1998

              THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

          Financial results reflect the application of purchase accounting to the merger of CEI's former parent company, Centerior, with OE to form FirstEnergy on November 8, 1997. The application of this accounting resulted in fair value adjustments which were "pushed down" or reflected on the separate financial statements of Centerior's direct subsidiaries as of the merger date, including CEI's financial statements. Accordingly, the post-merger financial statements for the first nine months and third quarter of 1998 and the December 31, 1997 Consolidated Balance Sheet reflect a new basis of accounting. Material effects of this new basis of accounting are identified below.

          Earnings on common stock increased to $132.4 million for the nine-month period ended September 30, 1998, from $74.7 million in the same period last year. For the third quarter of 1998, earnings increased to $66.5 million, compared to $58.9 million in the third quarter of 1997. The increases reflect increased operating revenues, benefits provided by the Bruce Mansfield Plant lease refinancing and net reductions in the provision for depreciation and amortization resulting from the fair value adjustment of nuclear plant in connection with the merger. The above factors were offset in part by an increase in purchased power costs.

          Operating revenues increased $33.5 million during the nine-month period ended September 30, 1998, compared to the same period of 1997 and increased $13.1 million in the third quarter of 1998 from the corresponding 1997 period. Operating revenues in the year-to-date 1998 period included $9.2 million received as a termination charge for a canceled power supply contract. Year-to-date retail kilowatt-hour sales increased 1.9% from the same period of 1997, with residential, commercial and industrial customers all contributing to the increase with increases of 2.4%, 1.9% and 1.6%, respectively. Sales to wholesale customers decreased 50.6% compared to the first nine months of 1997 due in part to unplanned generating unit outages which reduced available energy for sale to other utilities. This resulted in a 4.9% decrease in total kilowatt-hour sales during the nine-month period compared to 1997.

          Retail kilowatt-hour sales in the third quarter of 1998 increased 4.5% from the third quarter of 1997. Residential sales benefited from higher air-conditioning loads due to hotter weather in 1998, increasing 15.0%. The large increase in residential sales was offset in part by a 1.0% decline in commercial sales reflecting a softening in the service sector. However, sales to industrial customers increased 3.0%. Sales to wholesale customers decreased 48.1% in the third quarter of 1998 compared to the same period in 1997. Overall, reduced off-system sales more than offset the increase in retail sales leading to a decline in total kilowatt-hour sales of 3.0% for the third quarter of 1998 compared to the third quarter of 1997.

          Fuel and purchased power expenses increased in both the first nine months of 1998 and the third quarter of 1998 compared to the same periods of 1997. The increases resulted from higher purchased power costs, which were due to a combination of factors. In late June 1998, the midwestern and southern regions of the United States experienced electricity shortages caused mainly by record temperatures and humidity and unscheduled generating unit outages. During this period, Beaver Valley Unit 2 was out of service and the Davis-Besse Plant was removed from service as a result of damage to transmission facilities caused by a tornado. Also, Avon Lake Unit 9 experienced an unscheduled outage during the period due to lightning-related transformer damage. Temperatures continued above last year's levels throughout the third quarter of 1998 as well and Beaver Valley Unit 2 remained out of service for most of that period. As a result, CEI purchased significant amounts of power on the spot market at unusually high prices, causing the increase in purchased power costs. On a net basis, nuclear operating costs were lower for the year-to-date and third quarter periods of 1998 compared to 1997, offsetting part of the increase in fuel and purchased power expense discussed above.

            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)

          Lower depreciable asset balances resulting from the purchase accounting adjustment reduced the provision for depreciation in the first nine months of 1998 compared to the same period last year and for the third quarter of 1998 compared to the third quarter of 1997. These reductions were partially offset by the amortization of goodwill recognized with the application of purchase accounting.

          Interest income from investments related to the refinancing of the Mansfield Plant lease increased other income in the first nine months of 1998 compared to the same period of 1997. Interest expense decreased $15 million in the third quarter of 1998 compared to the same period of 1997 due to refinancings and redemptions completed in the last twelve months and the amortization of premiums associated with the revaluation of long-term debt in connection with the merger.

Capital Resources and Liquidity

          CEI has continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1998, capital requirements for property additions and capital leases are expected to be about $45 million, including $4 million for nuclear fuel. CEI has additional cash requirements of approximately $51.5 million to meet sinking fund requirements for maturing long-term debt during the remainder of 1998. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of September 30, 1998, CEI had approximately $54.4 million of cash and temporary investments and $60.8 million of short-term indebtedness to an associated company. Upon completion of the merger, application of purchase accounting reduced bondable property such that CEI is not currently able to issue additional first mortgage bonds, except against retired bonds.

          FirstEnergy signed an agreement in principle with Duquesne Light Company that would result in the transfer of 1,436 megawatts owned by Duquesne at five generating plants in exchange for 1,298 megawatts at three plants owned by FirstEnergy's electric utility operating companies (see "Pending Exchange of Assets" in Note 2), including CEI. A final agreement on the exchange of assets, which will be structured as a tax-free transaction to the extent possible, is expected to be reached by the end of the year. The transaction benefits the Companies by providing them with exclusive ownership and operating control of all the generating assets that are now jointly owned and operated under the Central Area Power Coordination Group agreement.

Regulatory Matters

          On September 16, 1998, FirstEnergy, together with representatives of the three other Ohio investor-owned utilities, presented proposed legislation for restructuring the electric utility industry in Ohio to a private working group formed by the leadership of the Ohio General Assembly. The working group, which includes numerous interested parties, will consider the utility proposal -- a proposal that represents a balanced approach for bringing choice to Ohio's electric consumers -- as well as other restructuring proposals. Passage of a restructuring bill appears unlikely in 1998.

          On September 24, 1998, the Federal Environmental Protection Agency issued a final rule establishing tighter nitrogen oxide emission ceilings for Ohio, Pennsylvania and 20 other Eastern states and the District of Columbia (see "Environmental Matters" in Note 2). Controls must be in place by May 2003, with required reductions achieved during the five-month summer ozone season (May through September). The new rule is expected to increase the cost of producing electricity; however, CEI believes that it is in a better position than a number of other utilities in achieving compliance due to its nuclear and hydroelectric generation capability.

            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS (Cont.)

          In connection with the regulatory plans for its utility operating companies to reduce fixed costs and lower rates, FirstEnergy continued to take steps to restructure its operations for improved efficiency and effectiveness in the changing electric utility industry. FirstEnergy announced plans to transfer its transmission assets (including CEI's assets) into a new subsidiary, American Transmission Systems, Inc. (ATS), with the transfer expected to be finalized by early 1999. The new subsidiary represents a first step toward FirstEnergy's goal of establishing or becoming part of a larger independent transmission company (TransCo). FirstEnergy believes that a TransCo better addresses the Federal Energy Regulatory Commission's (FERC) stated transmission objectives of providing non-discriminatory service, while providing for streamlined and cost-efficient operation. In working toward the goal of forming a larger regional transmission entity, FirstEnergy, American Electric Power and Virginia Power announced on November 6, 1998, that they would prepare a FERC filing during the first quarter of 1999 for such a regional transmission entity. The entity would be designed to meet the goals of reducing transmission costs that result when transferring power over several transmission systems, ensuring transmission reliability and providing non-discriminatory access to the transmission grid.

Impact of the Year 2000 Issue

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Any of CEI's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

          CEI has developed a multi-phase program for Year 2000 compliance that consists of: (i) assessment of the corporate systems and operations of CEI that could be affected by the Year 2000 problem; (ii) remediation or replacement of noncompliant systems and components; and (iii) testing of systems and components following such remediation or replacement. CEI has focused its Year 2000 review on three areas: centralized system applications, noncentralized systems and relationships with third parties (including suppliers as well as end-use customers).

          CEI currently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will pose no significant operational problems for its computer systems. Most of CEI's Year 2000 problems will be resolved through system replacement. Of CEI's major centralized systems, the general ledger system and inventory management and procurement accounts payable system will be replaced by the end of 1998. CEI's payroll system was enhanced to be Year 2000 compliant in July 1998; all employees will be converted to the new system by January 1999. The customer service system is due to be replaced in mid-1999.

          CEI has categorized its noncentralized systems into sixteen separate areas, and has already determined that five of such areas pose no material Year 2000 problem. CEI has identified certain Year 2000 issues in nine of such areas and is in the process of remediating them. CEI has plans to complete the assessment of the final two areas by the end of 1998. CEI plans to complete the entire Year 2000 project by September 1999. If the already identified modifications and conversions are not made or are not completed on a timely basis, or if CEI identifies material additional modifications which are not completed on a timely basis, the Year 2000 issue would have a material adverse impact on operations.

          CEI has initiated formal communications with many of its major suppliers to determine the extent to which it is vulnerable to those third parties' failure to resolve their own Year 2000 problems and is still in the assessment phase as to whether and to what extent such third parties have a Year 2000 issue. There can be no guarantee that the failure of other companies to resolve their own Year 2000 issue will not have a material adverse effect on CEI's business, financial condition and results of operations.

            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS (Cont.)

          CEI is utilizing both internal and external resources to reprogram and/or replace and test CEI's software for Year 2000 modifications. Of the $38 million total project cost, approximately $31 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements (i.e., the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements). The remaining $7 million will be expensed as incurred. As of September 30,1998, CEI has expended a total of $15 million for Year 2000 capital projects and had expensed approximately $2 million for Year 2000 related maintenance activities. CEI's total Year 2000 project cost, as well as its estimates of time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

          CEI believes the most reasonably likely worst case scenario from the Year 2000 issue to be disruption in power plant monitoring systems, thereby producing inaccurate data and potential failures in electronic switching mechanisms at transmission junctions. This would prolong localized outages, as technicians would have to manually activate switches. Such an event could have a material, but presently undeterminable, effect on CEI's financial results. CEI has not yet developed a contingency plan to address the effects of any delay in becoming Year 2000 compliant but currently expects to have a contingency plan by the spring of 1999.

          The costs of the project and the dates on which CEI plans to complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that this project will be completed as planned and actual results could differ materially from the estimates. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer code, and similar uncertainties.

                                        THE TOLEDO EDISON COMPANY

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)
                                                       September 30, 1998      September 30, 1997
                                                     ----------------------   ---------------------
                                                       Three        Nine        Three       Nine
                                                       Months       Months      Months      Months
                                                       Ended        Ended       Ended       Ended
                                                     ----------  -----------  ---------   ----------
                                                                       (In thousands)

OPERATING REVENUES                                   $253,282     $714,116  | $241,282    $680,486
                                                     --------     --------  | --------    --------
OPERATING EXPENSES AND TAXES:                                               |
  Fuel and purchased power                             56,708      164,049  |   47,976     140,792
  Nuclear operating costs                              37,681      106,912  |   38,027     113,854
  Other operating costs                                42,680      115,515  |   40,214     123,042
                                                     --------     --------  | --------    --------
      Total operation and maintenance expenses        137,069      386,476  |  126,217     377,688
  Provision for depreciation and amortization          19,472       58,295  |   24,542      74,032
  Amortization of net regulatory assets                 4,286       12,954  |    4,291      12,873
  General taxes                                        21,435       63,393  |   22,729      68,124
  Income taxes                                         19,817       51,985  |   14,132      29,964
                                                     --------     --------  | --------    --------
      Total operating expenses and taxes              202,079      573,103  |  191,911     562,681
                                                     --------     --------  | --------    --------
OPERATING INCOME                                       51,203      141,013  |   49,371     117,805
                                                                            |
OTHER INCOME                                            2,674        9,573  |    5,058       5,091
                                                     --------     --------  | --------    --------
INCOME BEFORE NET INTEREST CHARGES                     53,877      150,586  |   54,429     122,896
                                                     --------     --------  | --------    --------
NET INTEREST CHARGES:                                                       |
  Interest on long-term debt                           21,524       66,780  |   23,388      64,970
  Allowance for borrowed funds used during                                  |
    construction                                         (344)        (927) |     (124)       (239)
  Other interest expense (credit)                          10       (1,089) |    3,946       8,990
                                                     --------     --------  | --------    --------
      Net interest charges                             21,190       64,764  |   27,210      73,721
                                                     --------     --------  | --------    --------
NET INCOME                                             32,687       85,822  |   27,219      49,175
                                                                            |
PREFERRED STOCK DIVIDEND REQUIREMENTS                   4,145        9,680  |    4,185      12,590
                                                     --------     --------  | --------    --------
EARNINGS ON COMMON STOCK                             $ 28,542     $ 76,142  | $ 23,034    $ 36,585
                                                     ========     ========  | ========    ========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

                                           - 33 -

                                        THE TOLEDO EDISON COMPANY

                                       CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                                        September 30,      December 31,
                                                            1998              1997
                                                        -------------      ------------
                                                                 (In thousands)
                ASSETS
                ------
UTILITY PLANT:
  In service                                            $1,741,913         $1,763,495
  Less--Accumulated provision for depreciation             606,442            619,222
                                                        ----------         ----------
                                                         1,135,471          1,144,273
                                                        ----------         ----------
  Construction work in progress-
    Electric plant                                          23,885             19,901
    Nuclear fuel                                             8,114              6,632
                                                        ----------         ----------
                                                            31,999             26,533
                                                        ----------         ----------
                                                         1,167,470          1,170,806
                                                        ----------         ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                               310,696            312,873
  Nuclear plant decommissioning trusts                      94,491             85,956
  Other                                                      3,719              3,164
                                                        ----------         ----------
                                                           408,906            401,993
                                                        ----------         ----------
CURRENT ASSETS:
  Cash and cash equivalents                                 21,356             22,170
  Receivables-
    Associated companies                                    21,663             15,199
    Other                                                   10,501             21,664
  Notes receivable from associated companies                79,595             40,802
  Materials and supplies, at average cost-
    Owned                                                   24,136             31,892
    Under consignment                                       19,223              9,538
  Prepayments and other                                     22,211             26,437
                                                        ----------         ----------
                                                           198,685            167,702
                                                        ----------         ----------
DEFERRED CHARGES:
  Regulatory assets                                        423,599            442,724
  Goodwill                                                 500,532            514,462
  Property taxes                                            43,355             45,338
  Other                                                      5,127             15,127
                                                        ----------         ----------
                                                           972,613          1,017,651
                                                        ----------         ----------
                                                        $2,747,674         $2,758,152
                                                        ==========         ==========

                                           - 34 -

                                      THE TOLEDO EDISON COMPANY

                                      CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                                        September 30,      December 31,
                                                            1998              1997
                                                        -------------      ------------
                                                                 (In thousands)

       CAPITALIZATION AND LIABILITIES
       ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $5 par value, authorized
     60,000,000 shares - 39,133,887 shares
     outstanding                                         $  195,670        $  195,670
    Other paid-in capital                                   328,193           328,364
    Retained earnings                                        48,470             7,616
                                                         ----------        ----------
        Total common stockholder's equity                   572,333           531,650
  Preferred stock-
    Not subject to mandatory redemption                     210,000           210,000
    Subject to mandatory redemption                               -             1,690
  Long-term debt                                          1,086,227         1,210,190
                                                         ----------        ----------
                                                          1,868,560         1,953,530
                                                         ----------        ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock      142,492            69,979
  Accounts payable-
    Associated companies                                     24,676            21,173
    Other                                                    56,389            60,756
  Accrued taxes                                              47,997            34,441
  Accrued interest                                           24,806            26,633
  Other                                                      35,138            22,603
                                                         ----------        ----------
                                                            331,498           235,585
                                                         ----------        ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                         125,061           104,543
  Accumulated deferred investment tax credits                41,319            43,265
  Pensions and other postretirement benefits                116,584           113,254
  Other                                                     264,652           307,975
                                                         ----------        ----------
                                                            547,616           569,037
                                                         ----------        ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                 ----------        ----------
                                                         $2,747,674        $2,758,152
                                                         ==========        ==========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.

                                           - 35 -

                                       THE TOLEDO EDISON COMPANY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                       September 30, 1998       September 30, 1997
                                                      ----------------------  --------------------
                                                        Three        Nine       Three      Nine
                                                        Months       Months     Months     Months
                                                        Ended        Ended      Ended      Ended
                                                      ----------  ----------  ---------  ---------
                                                                       (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 32,687    $ 85,822  | $ 27,219    $ 49,175
  Adjustments to reconcile net income to net                                |
    cash from operating activities-                                         |
      Provision for depreciation and amortization       19,472      58,295  |   24,542      74,032
      Nuclear fuel and lease amortization                5,576      16,506  |    9,264      26,898
      Amortization of net regulatory assets              4,286      12,954  |    4,291      12,873
      Deferred income taxes, net                         3,954      24,971  |   (3,336)     (6,462)
      Investment tax credits, net                         (648)     (1,946) |   (1,080)     (3,240)
      Allowance for equity funds used during                                |
       construction                                          -           -  |     (291)       (677)
      Receivables                                        1,473       4,699  |     (203)      1,569
      Accounts payable                                  (3,216)       (864) |    2,774         852
      Accrued taxes                                      7,083      13,556  |    2,503      10,977
      Other                                             19,891     (15,265) |   17,370      20,951
                                                      --------    --------  | --------    --------
        Net cash provided from operating activities     92,136     196,799  |  102,950     201,742
                                                      --------    --------  | --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:                                       |
  New Financing-                                                            |
    Long-term debt                                           -       3,657  |    6,973     151,945
    Short-term borrowings, net                               -           -  |        -      24,500
  Redemptions and Repayments-                                               |
    Preferred stock                                          -       1,665  |        -       1,665
    Long-term debt                                      33,273      74,968  |   49,692      75,952
    Short-term borrowings, net                               -           -  |   60,500           -
  Dividend Payments-                                                        |
    Common stock                                        15,654      36,786  |        -           -
    Preferred stock                                      4,074      12,309  |    4,192      12,589
                                                      --------    --------  | --------    --------
        Net cash provided from (used for)                                   |
         financing activities                          (53,001)   (122,071) | (107,411)     86,239
                                                      --------    --------  | --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:                                       |
  Property additions                                    14,518      29,165  |    8,761      33,880
  Loans to associated companies                              -      38,793  |        -           -
  Loan payments from associated companies               (5,855)          -  |  (27,651)    (38,817)
  Capital trust investments                               (240)     (2,177) |  (17,115)    319,984
  Other                                                 13,923       9,761  |    5,902       6,244
                                                      --------    --------  | --------    --------
        Net cash used for (provided from)                                   |
         investing activities                           22,346      75,542  |  (30,103)    321,291
                                                      --------    --------  | --------    --------
Net  increase (decrease) in cash and cash                                   |
 equivalents                                            16,789        (814) |   25,642     (33,310)
Cash and cash equivalents at beginning of period         4,567      22,170  |   22,502      81,454
                                                      --------    --------  | --------    --------
Cash and cash equivalents at end of period            $ 21,356    $ 21,356  | $ 48,144    $ 48,144
                                                      ========    ========  | ========    ========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS








To The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of September 30, 1998, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Toledo Edison Company and subsidiary as of December 31, 1997 (not presented herein), and, in our report dated February 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







                               ARTHUR ANDERSEN LLP

Cleveland, Ohio
November 13, 1998

                       THE TOLEDO EDISON COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Financial results reflect the application of purchase accounting to the merger of TE's former parent company, Centerior, with OE to form FirstEnergy on November 8, 1997. The application of this accounting resulted in fair value adjustments which were "pushed down" or reflected on the separate financial statements of Centerior's direct subsidiaries as of the merger date, including TE's financial statements. Accordingly, the post-merger financial statements for the first nine months and third quarter of 1998 and the December 31, 1997 Consolidated Balance Sheet reflect a new basis of accounting. Material effects of this new basis of accounting are identified below.

          Earnings on common stock increased to $76.1 million for the nine-month period ended September 30, 1998, from $36.6 million in the same period last year. For the third quarter of 1998, earnings increased to $28.5 million, compared to $23.0 million in the third quarter of 1997. The increases reflect increased operating revenues, benefits provided by the Bruce Mansfield Plant lease refinancing and net reductions in the provision for depreciation and amortization resulting from the fair value adjustment of nuclear plant in connection with the merger. The above factors were offset in part by an increase in purchased power costs.

          Operating revenues increased $33.6 million during the nine-month period ended September 30, 1998 compared to the same period of 1997 and increased $12.0 million in the third quarter of 1998 from the corresponding period of 1997. Year-to-date retail kilowatt-hour sales increased 8.0% from the same period last year, with residential, commercial and industrial customers all contributing to the increase with increases of 5.3%, 5.1% and 10.5%, respectively. Expanded production at the North Star BHP Steel (North Star) facility was the primary factor in the increase in industrial sales in the first nine months of 1998 from last year's level. Excluding North Star, industrial sales increased 0.2%. Sales to wholesale customers decreased 39.4% compared to the first nine months of 1997 due in part to unplanned generating unit outages which reduced available energy for sale to other utilities. This resulted in a 2.1% decrease in total kilowatt-hour sales during the nine-month period compared to 1997.

          Retail kilowatt-hour sales in the third quarter of 1998 increased 5.7% from the third quarter of 1997 with increased demand from all customer groups. Residential sales benefited from higher air-conditioning loads due to hotter weather, increasing 12.4% in the third quarter of 1998, compared to the same period of 1997. Continued growth in the service sector of the area economy during the period contributed to a 2.2% increase in commercial sales in the third quarter of 1998 compared to the third quarter of 1997. Expanded production at North Star remained a major contributor to industrial sales in the period with sales up 4.5% in the third quarter of 1998 from the same period last year. Excluding sales to North Star, industrial sales decreased 4.7% in the third quarter of 1998 from the third quarter of 1997. A general decline in energy use by primary metal manufacturers and the General Motors strike dampened industrial sales in the third quarter of 1998. Sales to wholesale customers decreased 15.3% in the third quarter of 1998 compared to the same period of 1997. Reduced off-system sales offset, in part, the increase in retail sales resulting in a net increase in total sales of 1.8% for the third quarter of 1998 compared to the third quarter of 1997.

          Fuel and purchased power expenses increased in both the first nine months of 1998 and the third quarter of 1998 compared to the same periods of 1997. The increases resulted from higher purchased power costs, which resulted from a combination of factors. In late June 1998, the midwestern and southern regions of the United States experienced electricity shortages caused mainly by record temperatures and humidity and unscheduled generating unit outages. During this period, Beaver Valley Unit 2 was out of service and the Davis-Besse Plant was removed from service as a result of damage to transmission facilities caused

                   THE TOLEDO EDISON COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)

by a tornado. Temperatures continued above last year's levels throughout the third quarter of 1998 as well and Beaver Valley Unit 2 remained out of service for most of that period. As a result, TE purchased significant amounts of power on the spot market at unusually high prices, causing the increase in purchased power costs.

          Reduced nuclear operating costs and other operating costs combined to substantially offset the year-to-date 1998 increase in fuel and purchased power expense compared to the same period last year. On a net basis nuclear operating costs were down at the three nuclear plants. Other operating costs were lower for the first nine months of 1998 compared to the same period last year due to lower costs at the Bay Shore and Mansfield plants. Lower rent expense resulting from the refinancing of the Mansfield Plant lease and reduced employee levels contributed to these reduced costs.

          Lower depreciable asset balances resulting from the purchase accounting adjustment reduced the provision for depreciation in the first nine months of 1998 compared to the same period last year and for the third quarter of 1998 compared to the third quarter of 1997. These reductions were partially offset by the amortization of goodwill recognized with the application of purchase accounting.

          Interest income from investments related to the refinancing of the Mansfield Plant lease increased other income in the first nine months of 1998 compared to same period of 1997. Total interest charges decreased due in part to the amortization of net premiums associated with the revaluation of long-term debt in connection with the merger.

Capital Resources and Liquidity

          TE has continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1998, capital requirements for property additions and capital leases are expected to be about $13 million, including $2 million for nuclear fuel. TE has additional cash requirements of approximately $12.4 million to meet sinking fund requirements for maturing long-term debt during the remainder of 1998. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of September 30, 1998, TE had approximately $101.0 million of cash and temporary investments and no short-term indebtedness. Upon completion of the merger, application of purchase accounting reduced bondable property such that TE is not currently able to issue additional first mortgage bonds, except against retired bonds.

Regulatory Matters

          On September 16, 1998, FirstEnergy, together with representatives of the three other Ohio investor-owned utilities, presented proposed legislation for restructuring the electric utility industry in Ohio to a private working group formed by the leadership of the Ohio General Assembly. The working group, which includes numerous interested parties, will consider the utility proposal -- a proposal that represents a balanced approach for bringing choice to Ohio's electric consumers -- as well as other restructuring proposals. Passage of a restructuring bill appears unlikely in 1998.

          On September 24, 1998, the Federal Environmental Protection Agency issued a final rule establishing tighter nitrogen oxide emission ceilings for Ohio, Pennsylvania and 20 other Eastern states and the District of Columbia (see "Environmental Matters" in Note 2). Controls must be in place by May 2003, with required reductions achieved during the five-month summer ozone season (May through September). The new rule is expected to increase the cost of producing electricity; however,

                  THE TOLEDO EDISON COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)

TE believes that it is in a better position than a number of other utilities in achieving compliance due to its nuclear generation capability.

          In connection with the regulatory plans for its utility operating companies to reduce fixed costs and lower rates, FirstEnergy continued to take steps to restructure its operations for improved efficiency and effectiveness in the changing electric utility industry. FirstEnergy announced plans to transfer its transmission assets (including TE's assets) into a new subsidiary, American Transmission Systems, Inc. (ATS), with the transfer expected to be finalized by early 1999. The new subsidiary represents a first step toward FirstEnergy's goal of establishing or becoming part of a larger independent transmission company (TransCo). FirstEnergy believes that a TransCo better addresses the Federal Energy Regulatory Commission's (FERC) stated transmission objectives of providing non-discriminatory service, while providing for streamlined and cost-efficient operation. In working toward the goal of forming a larger regional transmission entity, FirstEnergy, American Electric Power and Virginia Power announced on November 6, 1998, that they would prepare a FERC filing during the first quarter of 1999 for such a regional transmission entity. The entity would be designed to meet the goals of reducing transmission costs that result when transferring power over several transmission systems, ensuring transmission reliability and providing non-discriminatory access to the transmission grid.

Impact of the Year 2000 Issue

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Any of TE's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

          TE has developed a multi-phase program for Year 2000 compliance that consists of: (i) assessment of the corporate systems and operations of TE that could be affected by the Year 2000 problem; (ii) remediation or replacement of noncompliant systems and components; and (iii) testing of systems and components following such remediation or replacement. TE has focused its Year 2000 review on three areas: centralized system applications, noncentralized systems and relationships with third parties (including suppliers as well as end-use customers).

          TE currently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will pose no significant operational problems for its computer systems. Most of TE's Year 2000 problems will be resolved through system replacement. Of TE's major centralized systems, the general ledger system and inventory management and procurement accounts payable system will be replaced by the end of 1998. TE's payroll system was enhanced to be Year 2000 compliant in July 1998; all employees will be converted to the new system by January 1999. The customer service system is due to be replaced in mid-1999.

          TE has categorized its noncentralized systems into sixteen separate areas, and has already determined that five of such areas pose no material Year 2000 problem. TE has identified certain Year 2000 issues in nine of such areas and is in the process of remediating them. TE has plans to complete the assessment of the final two areas by the end of 1998. TE plans to complete the entire Year 2000 project by September 1999. If the already identified modifications and conversions are not made or are not completed on a timely basis, or if TE identifies material additional modifications which are not completed on a timely basis, the Year 2000 issue would have a material adverse impact on operations.

          TE has initiated formal communications with many of its major suppliers to determine the extent to which it is vulnerable to those third parties' failure to resolve their own Year 2000 problems and is still in the assessment phase as to whether and to what extent such third parties have a Year 2000 issue. There

                   THE TOLEDO EDISON COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)

can be no guarantee that the failure of other companies to resolve their own Year 2000 issue will not have a material adverse effect on TE's business, financial condition and results of operations.

          TE is utilizing both internal and external resources to reprogram and/or replace and test TE's software for Year 2000 modifications. Of the $16 million total project cost, approximately $13 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements (i.e., the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements). The remaining $3 million will be expensed as incurred. As of September 30, 1998, TE has expended a total of $7 million for Year 2000 capital projects and had expensed approximately $1 million for Year 2000 related maintenance activities. TE's total Year 2000 project cost, as well as its estimates of time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

          TE believes the most reasonably likely worst case scenario from the Year 2000 issue to be disruption in power plant monitoring systems, thereby producing inaccurate data and potential failures in electronic switching mechanisms at transmission junctions. This would prolong localized outages, as technicians would have to manually activate switches. Such an event could have a material, but presently undeterminable, effect on TE's financial results. TE has not yet developed a contingency plan to address the effects of any delay in becoming Year 2000 compliant but currently expects to have a contingency plan by the spring of 1999.

          The costs of the project and the dates on which TE plans to complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that this project will be completed as planned and actual results could differ materially from the estimates. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer code, and similar uncertainties.

                                        PENNSYLVANIA POWER COMPANY

                                           STATEMENTS OF INCOME
                                               (Unaudited)
                                                       Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                      --------------------   ---------------------
                                                         1998       1997        1998        1997
                                                      ----------  --------   ----------  ---------
                                                                     (In thousands)
OPERATING REVENUES                                    $87,885     $85,239    $246,732    $243,436
                                                      -------     -------    --------    --------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                             21,948      17,299      62,835      48,411
  Nuclear operating costs                               6,720       6,407      20,516      19,541
  Other operating costs                                14,952      13,870      40,725      45,122
                                                      -------     -------    --------    --------
      Total operation and maintenance expenses         43,620      37,576     124,076     113,074
  Provision for depreciation                            4,719      15,621      34,037      42,903
  Amortization of net regulatory assets                 8,406       1,845      12,096       5,535
  General taxes                                         5,335       5,913      16,608      17,620
  Income taxes                                          9,375       8,649      20,847      22,032
                                                      -------     -------    --------    --------
      Total operating expenses and taxes               71,455      69,604     207,664     201,164
                                                      -------     -------    --------    --------
OPERATING INCOME                                       16,430      15,635      39,068      42,272

OTHER INCOME                                              569         795       1,942       1,789
                                                      -------     -------    --------    --------
INCOME BEFORE NET INTEREST CHARGES                     16,999      16,430      41,010      44,061
                                                      -------     -------    --------    --------

NET INTEREST CHARGES:
  Interest expense                                      5,234       5,669      15,951      17,066
  Allowance for borrowed funds used during
   construction                                           (52)       (133)       (196)       (269)
                                                      -------     -------    --------     -------
      Net interest charges                              5,182       5,536      15,755      16,797
                                                      -------     -------    --------     -------
INCOME BEFORE EXTRAORDINARY ITEM                       11,817      10,894      25,255      27,264

EXTRAORDINARY ITEM (NET OF INCOME TAXES) (Note 3)           -           -     (30,522)          -
                                                      -------     -------    --------    --------
NET INCOME (LOSS)                                      11,817      10,894      (5,267)     27,264

PREFERRED STOCK DIVIDEND REQUIREMENTS                   1,157       1,157       3,470       3,470
                                                      -------     -------    --------    --------
EARNINGS (LOSS) ON COMMON STOCK                       $10,660     $ 9,737    $ (8,737)   $ 23,794
                                                      =======     =======    ========    ========

The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.

                                            - 42 -

                                     PENNSYLVANIA POWER COMPANY

                                          BALANCE SHEETS
                                           (Unaudited)
                                                        September 30,     December 31,
                                                            1998             1997
                                                        -------------     ------------
                                                                (In thousands)
                ASSETS
                ------
UTILITY PLANT:
  In service, at original cost                          $689,654           $1,237,562
  Less--Accumulated provision for depreciation           285,242              508,981
                                                        --------           ----------
                                                         404,412              728,581
                                                        --------           ----------
  Construction work in progress-
    Electric plant                                        10,977                7,427
    Nuclear fuel                                             118                6,788
                                                        --------           ----------
                                                          11,095               14,215
                                                        --------           ----------
                                                         415,507              742,796
                                                        --------           ----------
OTHER PROPERTY AND INVESTMENTS                            32,259               26,157
                                                        --------           ----------
CURRENT ASSETS:
  Cash and cash equivalents                                4,094                  660
  Notes receivable from parent company                    34,400               17,500
  Receivables-
    Customers (less accumulated provisions
     of $3,596,000 and $3,609,000,
     respectively, for uncollectible accounts)            34,949               33,934
    Associated companies                                  15,674               15,764
    Other                                                  8,509               11,261
  Materials and supplies, at average cost                 15,985               14,973
  Prepayments                                              5,511                1,707
                                                        --------           ----------
                                                         119,122               95,799
                                                        --------           ----------
DEFERRED CHARGES:
  Regulatory assets                                      381,758              162,966
  Other                                                    6,155                6,739
                                                        --------           ----------
                                                         387,913              169,705
                                                        --------           ----------
                                                        $954,801           $1,034,457
                                                        ========           ==========

                                           - 43 -

                                        PENNSYLVANIA POWER COMPANY

                                              BALANCE SHEETS
                                               (Unaudited)
                                                        September 30,      December 31,
                                                            1998              1997
                                                        -------------      ------------
                                                                 (In thousands)

       CAPITALIZATION AND LIABILITIES
       ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized
     6,500,000 shares - 6,290,000 shares
     outstanding                                        $188,700          $  188,700
    Other paid-in capital                                   (400)               (400)
    Retained earnings                                     78,900             103,677
                                                        --------          ----------
        Total common stockholder's equity                267,200             291,977
  Preferred stock-
    Not subject to mandatory redemption                   50,905              50,905
    Subject to mandatory redemption                       15,000              15,000
  Long-term debt-
    Associated companies                                   7,785               9,231
    Other                                                281,636             280,074
                                                        --------          ----------
                                                         622,526             647,187
                                                        --------          ----------
CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                   5,960               6,958
    Other                                                    512               1,443
  Accounts payable-
    Associated companies                                   7,768               6,788
    Other                                                 14,284              22,751
  Accrued taxes                                           12,155              12,332
  Accrued interest                                         3,982               6,588
  Other                                                   16,450              14,746
                                                        --------          ----------
                                                          61,111              71,606
                                                        --------          ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                      208,209             239,952
  Accumulated deferred investment tax credits              8,359              26,052
  Other                                                   54,596              49,660
                                                        --------          ----------
                                                         271,164             315,664
                                                        --------          ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                --------          ----------
                                                        $954,801          $1,034,457
                                                        ========          ==========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these balance sheets.

                                            - 44 -

                                     PENNSYLVANIA POWER COMPANY

                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                       Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                      ---------------------   ---------------------
                                                         1998       1997        1998        1997
                                                      ----------  ---------   ---------  ----------
                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $ 11,817    $10,894    $ (5,267)   $27,264
Adjustments to reconcile net income to net
  cash from operating activities-
    Provision for depreciation                           4,719     15,621      34,037     42,903
    Nuclear fuel and lease amortization                  1,460      1,658       3,252      6,467
    Other amortization, net                              8,511      1,553      11,664      4,631
    Deferred income taxes, net                             931     (1,857)    (26,058)    (8,464)
    Investment tax credits, net                           (573)      (629)     (1,717)    (1,748)
    Extraordinary item                                       -          -      51,730          -
    Receivables                                            881       (122)      1,827     11,365
    Materials and supplies                                (839)       328      (1,012)      (600)
    Accounts payable                                   (12,493)    (5,025)     (7,487)    (9,177)
    Other                                               (1,638)     2,013      (7,505)    (3,051)
                                                      --------    -------    --------    -------
        Net cash provided from operating activities     12,776     24,434      53,464     69,590
                                                      --------    -------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                           -     10,007       1,621     10,007
  Redemptions and Repayments-
    Long-term debt                                       1,443     12,103       3,994     26,415
  Dividend Payments-
    Common stock                                         5,347      5,347      16,040     16,040
    Preferred stock                                      1,232      1,232       3,470      3,470
                                                      --------    -------    --------    -------
        Net cash used for financing activities           8,022      8,675      21,883     35,918
                                                      --------    -------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                     4,541      3,529      11,560     10,059
  Loan to parent                                         4,400     11,500      16,900     22,000
  Other                                                 (2,194)     1,211        (313)     2,988
                                                      --------    -------    --------    -------
        Net cash used for investing activities           6,747     16,240      28,147     35,047
                                                      --------    -------    --------    -------
Net increase (decrease) in cash and cash equivalents    (1,993)      (481)      3,434     (1,375)
Cash and cash equivalents at beginning of period         6,087        493         660      1,387
                                                      --------    -------    --------    -------
Cash and cash equivalents at end of period            $  4,094    $    12    $  4,094    $    12
                                                      ========    =======    ========    =======


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.

</TABLE
                                            - 45 -



               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS








To Pennsylvania Power Company:

We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and a wholly owned subsidiary of Ohio Edison Company) as of September 30, 1998, and the related statements of income and cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Pennsylvania Power Company as of December 31, 1997 (not presented herein), and, in our report dated February 13, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







                              ARTHUR ANDERSEN LLP

Cleveland, Ohio
November 13, 1998




                  PENNSYLVANIA POWER COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Earnings were adversely affected in the nine-month period ended September 30, 1998 compared to the same period of 1997, by an extraordinary item resulting from the deregulation of Penn's generation business and the corresponding discontinuation of SFAS 71 with respect to that business. This action was taken following the June 18, 1998, authorization by the PPUC of a restructuring plan for Penn (see below and Note 3). Excluding the extraordinary item, earnings on common stock were $21.8 million in the first nine months of 1998 compared to $23.8 million in the same period last year; for the third quarter of 1998, earnings on common stock were $10.7 million compared to $9.7 million in the third quarter of 1997.

          Retail kilowatt-hour sales decreased 1.7% in the first nine months of 1998 and increased 0.4% in the third quarter of 1998 from the same periods in 1997. Year-to-date results reflect a decline in industrial sales which was more than offset in the third quarter by growth in the residential and commercial sectors. Closure of an electric arc facility at Caparo Steel Company in August 1997, caused the reduced industrial sales. Excluding sales to Caparo, sales to industrial customers in the first nine months of 1998 increased 2.7% and sales in the third quarter of 1998 were up 0.9% from the corresponding periods last year. A general decline in electricity demand by primary metal manufacturers also dampened industrial sales in the third quarter of 1998. Residential sales increased 5.1% during the first nine months of 1998 compared to the first nine months of 1997 and 8.5% in the third quarter of 1998 from the same period last year. Residential sales benefited from higher air-conditioning loads due to hotter weather. Commercial sales also increased in both the nine month and third quarter periods of 1998 from the corresponding periods last year, by 7.8% and 10.7%, respectively, reflecting continued growth in the service sector economy. Sales to wholesale customers increased 9.9% in the first nine months of 1998 compared to the first nine months of 1997 and were up 34.1% in the third quarter of 1998 compared to the same period last year due to increased generation availability.

          Fuel and purchased power expenses increased in both the first nine months of 1998 and in the third quarter of 1998 compared to the same periods of 1997. Most of the increase in purchased power costs occurred in the second quarter of 1998, resulting from a combination of factors. In late June 1998, the midwestern and southern regions of the United States experienced electricity shortages caused mainly by record temperatures and humidity and unscheduled generating unit outages. Due in part to an unscheduled outage at Beaver Valley Unit 1, Penn's production capability was reduced to the point that Penn purchased significant amounts of power during this period. Temperatures continued above last year's levels in the third quarter of 1998 as well and Beaver Valley Unit 1 remained out of service for approximately half of that period. As a result, Penn purchased significant amounts of power at unusually high spot market prices, causing the increase in purchased power costs.

          Other operating costs decreased in the first nine months of 1998 compared to the same period of 1997 due to a $3 million charge for uncollectible accounts in the second quarter of 1997. The provision for depreciation and amortization decreased $10.9 million in the third quarter of 1998 from the same period of 1997 primarily due to the effects of Penn's rate restructuring plan authorized by the PPUC in the second quarter. The rate restructuring plan resulted in a reduction in nuclear generating unit investment due to the discontinued application of SFAS 71 with a corresponding reduction in reported depreciation expense. Penn's rate restructuring plan also resulted in a reclassification of accelerated Perry 1 depreciation in the third quarter of 1998 to amortization of net regulatory assets, further reducing depreciation. The reclassification of depreciation resulted in an increase in the amortization of net regulatory assets in the third quarter of 1998 compared to the third quarter of 1997.



                   PENNSYLVANIA POWER COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)

Capital Resources and Liquidity

          Penn has continuing cash requirements for planned capital expenditures. During the fourth quarter of 1998, capital requirements for property additions and capital leases are expected to be about $8 million, including $2 million for nuclear fuel. These requirements are expected to be satisfied with internal cash.

          As of September 30, 1998, Penn had approximately $38.5 million of cash and temporary investments and no short-term indebtedness. Penn had $2 million of unused bank facilities as of September 30, 1998, which may be borrowed for up to several days at the banks' discretion.

          In connection with the regulatory plans for its utility operating companies to reduce fixed costs and lower rates, FirstEnergy continued to take steps to restructure its operations for improved efficiency and effectiveness in the changing electric utility industry. FirstEnergy announced plans to transfer its transmission assets (including Penn's assets) into a new subsidiary, American Transmission Systems, Inc. (ATS), with the transfer expected to be finalized by early 1999. The new subsidiary represents a first step toward FirstEnergy's goal of establishing or becoming part of a larger independent transmission company (TransCo). FirstEnergy believes that a TransCo better addresses the Federal Energy Regulatory Commission's (FERC) stated transmission objectives of providing non-discriminatory service, while providing for streamlined and cost-efficient operation. In working toward the goal of forming a larger regional transmission entity, FirstEnergy, American Electric Power and Virginia Power announced on November 6, 1998, that they would prepare a FERC filing during the first quarter of 1999 for such a regional transmission entity. The entity would be designed to meet the goals of reducing transmission costs that result when transferring power over several transmission systems, ensuring transmission reliability and providing non-discriminatory access to the transmission grid.

          FirstEnergy signed an agreement in principle with Duquesne Light Company that would result in the transfer of 1,436 megawatts owned by Duquesne at five generating plants in exchange for 1,298 megawatts at three plants owned by FirstEnergy's utility operating companies (see "Pending Exchange of Assets" in Note 2) including Penn. A final agreement on the exchange of assets, which will be structured as a tax-free transaction to the extent possible, is expected to be reached by the end of the year. The transaction benefits the Companies by providing them with exclusive ownership and operating control of all the generating assets that are now jointly owned and operated under the Central Area Power Coordination Group agreement. Certain details of the arrangement such as the specific allocation of generation assets among the Companies remains to be determined.

          On September 24, 1998, the Federal Environmental Protection Agency issued a final rule establishing tighter nitrogen oxide emission ceilings for Pennsylvania, Ohio and 20 other Eastern states and the District of Columbia (see "Environmental Matters" in Note 2). Controls must be in place by May 2003, with required reductions achieved during the five-month summer ozone season (May through September). The new rule is expected to increase the cost of producing electricity; however, Penn believes that it is in a better position than a number of other utilities in achieving compliance due to its nuclear generation capability.

Impact of the Year 2000 Issue

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Any of Penn's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.



                   PENNSYLVANIA POWER COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)

          Penn has developed a multi-phase program for Year 2000 compliance that consists of: (i) assessment of the corporate systems and operations of Penn that could be affected by the Year 2000 problem; (ii) remediation or replacement of noncompliant systems and components; and (iii) testing of systems and components following such remediation or replacement. Penn has focused its Year 2000 review on three areas: centralized system applications, noncentralized systems and relationships with third parties (including suppliers as well as end-use customers).

          Penn currently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will pose no significant operational problems for its computer systems. Most of Penn's Year 2000 problems will be resolved through system replacement. Of Penn's major centralized systems, the general ledger system and inventory management and procurement accounts payable system will be replaced by the end of 1998. Penn's payroll system was enhanced to be Year 2000 compliant in July 1998. The customer service system is due to be replaced in mid-1999.

          Penn has categorized its noncentralized systems into sixteen separate areas, and has already determined that five of such areas pose no material Year 2000 problem. Penn has identified certain Year 2000 issues in nine areas and is in the process of remediating them. Penn has plans to complete the assessment of the final two areas by the end of 1998. Penn plans to complete the entire Year 2000 project by September 1999. If the already identified modifications and conversions are not made or are not completed on a timely basis, or if Penn identifies material additional modifications which are not completed on a timely basis, the Year 2000 issue would have a material adverse impact on operations.

          Penn has initiated formal communications with many of its major suppliers to determine the extent to which it is vulnerable to those third parties' failure to resolve their own Year 2000 problems and is still in the assessment phase as to whether and to what extent such third parties have a Year 2000 issue. There can be no guarantee that the failure of other companies to resolve their own Year 2000 issue will not have a material adverse effect on Penn's business, financial condition and results of operations.

          Penn is utilizing both internal and external resources to reprogram and/or replace and test Penn's software for Year 2000 modifications. Of the $7 million total project cost, approximately $6 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements (i.e., the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements). The remaining $1 million will be expensed as incurred. As of September 30, 1998, Penn had expended a total of $3 million for Year 2000 capital projects and had expensed approximately $400,000 for Year 2000 related maintenance activities. Penn's total Year 2000 project cost, as well as its estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

          Penn believes the most reasonably likely worst case scenario from the Year 2000 issue to be disruption in power plant monitoring systems, thereby producing inaccurate data and potential failures in electronic switching mechanisms at transmission junctions. This would prolong localized outages, as technicians would have to manually activate switches. Such an event could have a material, but presently undeterminable, effect on Penn's financial results. Penn has not yet developed a contingency plan to address the effects of any delay in becoming Year 2000 compliant but currently expects to have a contingency plan by the spring of 1999.

          The costs of the project and the dates on which Penn plans to complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that this project will be completed as planned and actual results could differ materially from the estimates. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer code, and similar uncertainties.



PART II.  OTHER INFORMATION
---------------------------

Item 5.  Other Information
         -----------------

         FirstEnergy's Code of Regulations requires a shareholder to give appropriate notice to the Company before any business requested to be brought before an annual meeting of the Company's shareholders by that shareholder can be considered at the meeting. Appropriate notice in this case is notice to the Company's Corporate Secretary received at least 60 days prior to the meeting. Business that a shareholder requests be brought before the 1999 Annual Meeting as to which appropriate notice is given to the Company on or before February 3, 1999, will be referred to in the Company's proxy materials for that meeting, but such business as to which the Company receives notice after that date will not. In either case, the rules contained in Regulation 14a-4(c) under the Securities Exchange Act of 1934 relating to the conferring of discretionary voting authority in a proxy will apply.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

         Exhibit
         Number
         -------

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

         (b) Reports on Form 8-K

              FirstEnergy, OE, CEI, TE, Penn - Two combined
              ------------------------------
              reports on Form 8-K were filed since June 30, 1998. A report dated July 6, 1998 reported events affecting second quarter 1998 results of operations for FirstEnergy and its four operating subsidiaries including power supply transactions, power marketing and trading transactions, and Penn's rate restructuring plan. A report dated October 15, 1998 reported that FirstEnergy will transfer its transmission assets into a new subsidiary and has signed an agreement in principle with Duquesne
              Light Company (Duquesne) that would result in an exchange of certain generating assets between FirstEnergy's operating subsidiaries and Duquesne.








                             SIGNATURE



          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 13, 1998






                                FIRSTENERGY CORP.
                                -----------------
                                    Registrant

                               OHIO EDISON COMPANY
                               -------------------
                                    Registrant

                              THE CLEVELAND ELECTRIC
                              ----------------------
                               ILLUMINATING COMPANY
                               --------------------
                                    Registrant

                             THE TOLEDO EDISON COMPANY
                             -------------------------
                                    Registrant


                              /s/  Harvey L. Wagner
                          ---------------------------------
                                   Harvey L. Wagner
                                     Controller
                             Principal Accounting Officer


                              PENNSYLVANIA POWER COMPANY
                              --------------------------
                                      Registrant


                              /s/  Harvey L. Wagner
                          ---------------------------------
                                   Harvey L. Wagner
                                     Comptroller
                             Principal Accounting Officer


                             - 51 -







