Form 10-K
period 1998-12-31
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 1999-03-29
CIK 1031296, 20947, 73960, 77278, 352049

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549
                              FORM 10-K

(Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998
                                 OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------   ------------

Commission Registrant; State of Incorporation; I.R.S. Employer File Number Address; and Telephone Number Identification No.
-----------   ----------------------------------  ------------------

333-21011      FIRSTENERGY CORP.                        34-1843785
               (An Ohio Corporation)
               76 South Main Street
               Akron, OH  44308
               Telephone (800)736-3402


1-2578         OHIO EDISON COMPANY                      34-0437786
               (An Ohio Corporation)
               76 South Main Street
               Akron, OH  44308
               Telephone (800)736-3402


1-2323         THE CLEVELAND ELECTRIC ILLUMINATING      34-0150020
               COMPANY
               (An Ohio Corporation)
               c/o FirstEnergy Corp.
               76 South Main Street
               Akron, OH  44308
               Telephone (800)736-3402


1-3583         THE TOLEDO EDISON COMPANY                34-4375005
               (An Ohio Corporation)
               c/o FirstEnergy Corp.
               76 South Main Street
               Akron, OH  44308
               Telephone (800)736-3402


1-3491         PENNSYLVANIA POWER COMPANY               25-0718810
               (A Pennsylvania Corporation)
               1 East Washington Street
               P. O. Box 891
               New Castle, PA  16103
               Telephone (412)652-5531

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 None


          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  (X)
            ---

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )
                           ---    ---

          State the aggregate market value of the voting stock held by non-affiliates of the registrant:
$7,197,332,945 as of March 17, 1999. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                 OUTSTANDING
                 CLASS                        AT MARCH 23, 1999
                 -----                        -----------------

  FirstEnergy Corp., $.10 par value              236,008,687
  Ohio Edison Company, $9 par value                      100
  The Cleveland Electric Illuminating
   Company, no par value                          79,590,689
  The Toledo Edison Company, $5 par value         39,133,887
  Pennsylvania Power Company, $30 par value        6,290,000

FirstEnergy Corp. is the sole holder of Ohio Edison Company, The
Cleveland Electric Illuminating Company and The Toledo Edison
Company common stock; Ohio Edison Company is the sole holder of Pennsylvania Power Company common stock.


Documents incorporated by reference (to the extent indicated herein):

                                      PART OF FORM 10-K INTO WHICH
             DOCUMENT                    DOCUMENT IS INCORPORTED
             --------                 -----------------------------
FirstEnergy Corp. Annual Report to
Stockholders for the fiscal year
ended December 31, 1998 (Pages 16-40)            Part II

Proxy Statement for 1998 Annual
Meeting of Stockholders to be held
April 29, 1999                                   Part III

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of Each Exchange
  Registrant        Title of Each Class           on Which Registered
  ----------       --------------------------  ----------------------

FirstEnergy Corp.  Common Stock, $.10 par value   New York Stock
                                                  Exchange

Ohio Edison        Cumulative Preferred Stock,
Company            $100 par value
                        3.90% Series              All series
                                                  registered
                        4.40% Series              on New York Stock
                        4.44% Series              Exchange and
                                                  Chicago
                        4.56% Series              Stock Exchange

                   Cumulative Preferred Stock,    Registered on New
                   $25 par value                  York Stock
                                                  Exchange and
                        7.75% Series              Chicago Stock
                                                  Exchange

The Cleveland      Cumulative Serial Preferred
Electric Illumin-  Stock, without par value:
ating Company
                       $7.40 Series A             All series
                                                  registered
                       $7.56 Series B             on New York Stock
                       Adjustable Rate, Series L  Exchange

                      Depository Shares:
                       1993 Series A, each        New York Stock
                       share representing 1/20    Exchange
                       of a share of Serial
                       Preferred Stock, $42.40
                       Series T (without par
                       value)

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

The Toledo Edison  Cumulative Preferred Stock,
Company            par value $100 per share:
                       4-1/4% Series              All series
                                                  registered
                        8.32% Series              on American Stock
                        7.76% Series              Exchange
                          10% Series

                   Cumulative Preferred Stock,
                   par value $25 per share:
                        8.84% Series              All series
                                                  registered
                       $2.365 Series              on New York Stock
                       Adjustable Rate, Series A  Exchange
                       Adjustable Rate, Series B

                   First Mortgage Bonds:
                       8% Series due 2003         All series
                                                  registered
                                                  on New York Stock
                                                  Exchange

Pennsylvania       Cumulative Preferred Stock,
Power Company      $100 par value:

                        4.24% Series              All series
                                                  registered
                        4.25% Series              on Philadelphia
                                                  Stock
                        4.64% Series              Exchange, Inc.
                        7.64% Series
                        8.00% Series


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



                          FORM 10-K
                     TABLE OF CONTENTS
                                                             Page
                                                             ----
Part I

   Item  1.  Business                                          1
               The Company                                     1
               Utility Regulation                              1
                 PUCO Rate Matters                             2
                 PPUC Rate Matters                             2
                 FERC Rate Matters                             3
                 Fuel Recovery Procedures                      3
               Capital Requirements                            4
               Central Area Power Coordination Group           5
               Nuclear Regulation                              6
               Nuclear Insurance                               6
               Environmental Matters                           7
                 Air Regulation                                7
                 Water Regulation                              8
                 Waste Disposal                                8
                 Summary                                       9
               Fuel Supply                                     9
               System Capacity and Reserves                   10
               Regional Reliability                           10
               Competition                                    10
               Research and Development                       11
               Executive Officers                             11

   Item  2.  Properties                                       13

   Item  3.  Legal Proceedings                                14

   Item  4.  Submission of Matters to a Vote of Security
             Holders                                          14

Part II

   Item  5.  Market for Registrant's Common Equity and
             Related Stockholder Matters                      14

   Item  6.  Selected Financial Data                          14

   Item  7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations    14

   Item  8.  Financial Statements and Supplementary Data      15

   Item  9.  Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure           15
Part III

   Item 10.  Directors and Executive Officers of the
             Registrant                                       15

   Item 11.  Executive Compensation                           15

   Item 12.  Security Ownership of Certain Beneficial
             Owners and Management                            15

   Item 13.  Certain Relationships and Related Transactions   15

Part IV

  Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                               16

                               PART I

ITEM 1. BUSINESS

The Company

          FirstEnergy Corp. (Company) was organized under the laws of the State of Ohio in 1996 and became a holding company on November 8, 1997 in connection with the merger of Ohio Edison Company (OE) and Centerior Energy Corporation (Centerior). The Company's principal business is the holding, directly or indirectly, of all of the outstanding common stock of its four principal electric utility operating subsidiaries, OE, The Cleveland Electric Illuminating Company (CEI), Pennsylvania Power Company (Penn) and The Toledo Edison Company (TE). These utility subsidiaries are referred to throughout as "Companies." The Company's consolidated revenues are primarily derived from electric service provided by its utility operating subsidiaries and the revenues of its other principal subsidiaries: FirstEnergy Facilities Services Group, Inc. (FE Facilities); FirstEnergy Trading & Power Marketing, Inc. (FETPM), and MARBEL Energy Corporation (MARBEL). In addition, the Company holds all of the outstanding common stock of six other direct subsidiaries:
FirstEnergy Services Corp. (FE Services), FirstEnergy Properties Inc., FirstEnergy Ventures, Corp., FirstEnergy Nuclear Operating Co. (FENOC), American Transmission Systems, Inc., and FirstEnergy Securities Transfer Company.

          The Companies' combined service areas encompass approximately 13,200 square miles in central and northern Ohio and western Pennsylvania. The areas they serve have combined populations of approximately 5,548,000.

          OE was organized under the laws of the State of Ohio in 1930 and owns property and does business as an electric public utility in that state. OE also has ownership interests in certain generating facilities located in the Commonwealth of Pennsylvania. OE furnishes electric service to communities in a 7,500 square mile area of central and northeastern Ohio. It also provides transmission services and electric energy for resale to certain municipalities in OE's service area and transmission services to certain rural cooperatives. OE also engages in the sale, purchase and interchange of electric energy with other electric companies. The area it serves has a population of approximately 2,474,000.

          OE owns all of the outstanding common stock of Penn, a Pennsylvania corporation, which furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. Penn also provides transmission services and electric energy for resale to certain municipalities in Pennsylvania. The area served by Penn has a population of approximately 377,000.
          CEI was organized under the laws of the State of Ohio in 1892 and does business as an electric public utility in that state. It also has ownership interests in certain generating facilities in Pennsylvania. CEI furnishes electric service in an area of approximately 1,700 square miles in northeastern Ohio, including the City of Cleveland. The area CEI serves has a population of approximately 2,011,000.

          TE was organized under the laws of the State of Ohio in 1901 and does business as an electric public utility in that state. It also has ownership interests in certain generating facilities in Pennsylvania. TE furnishes electric service in an area of approximately 2,500 square miles in northwestern Ohio, including the City of Toledo. The area TE serves has a population of approximately 686,000.

          FE Facilities is the parent company of several heating, ventilating, air conditioning and energy management companies. FETPM, which was organized as a corporation in Delaware in 1995, markets and trades electricity in nonregulated markets. MARBEL, which was acquired by the Company in June 1998, is a fully integrated natural gas company.

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

          The Energy Policy Act of 1992 (1992 Act) amended portions of the 1935 Act, providing independent power producers and other nonregulated generating facilities easier entry into electric generation markets. The 1992 Act also amended portions of the Federal Power Act, authorizing the FERC, under certain circumstances, to mandate access to utility-owned transmission facilities. Following the enactment of the 1992 Act, the FERC has ordered all utilities to file open access tariffs applicable to transmission facilities, including provisions which require utilities to offer comparable services on a nondiscriminatory basis. The FirstEnergy system has such an open access tariff in effect (see "FERC Rate Matters").

  PUCO Rate Matters

          The PUCO approved OE's Rate Reduction and Economic Development Plan in 1995 and a Rate Reduction and Economic Development Plan for CEI and TE in January 1997. These plans are designed to enhance and accelerate economic development within the Companies' Ohio service areas and to assure the Companies' customers in those service areas of long-term competitive pricing for energy services.

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

          All of OE's regulatory assets and CEI's and TE's regulatory assets related to their nonnuclear operations are being recovered under provisions of these plans. In addition, the PUCO has authorized OE to recognize additional capital recovery related to its generating assets (which is reflected as additional depreciation expense) and additional amortization of regulatory assets during the plan period of at least $2 billion more than the amount that would have been recognized if OE's plan were not in effect. These additional amounts are being recovered through current rates. CEI and TE recognized fair value purchase accounting adjustments to reduce nuclear plant by $1.71 billion and $.84 billion, respectively, in connection with the FirstEnergy merger. These fair value adjustments recognized for financial reporting purposes will ultimately satisfy the asset reduction commitments of at least $1.4 billion for CEI and $0.6 billion for TE contained in the CEI and TE plan. For regulatory purposes, CEI and TE will recognize accelerated amortization over the plan period.

          Based on the Ohio plans, at this time, OE, CEI and TE believe they will continue to be able to bill and collect cost-based rates (with the exception of CEI's and TE's nuclear operations); accordingly, it is appropriate that they continue the application of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). However, as discussed under "Competition" below, changes in the regulatory environment are on the horizon in Ohio. The Companies believe that changes in Ohio regulation are possible in 1999 but cannot assess what the ultimate impact may be. CEI's and TE's plan does not provide for full recovery of their nuclear operations. As a result, in October 1997 CEI and TE discontinued application of SFAS 71 for their nuclear operations and decreased their regulatory assets of customer receivables for future income taxes related to the nuclear assets by $499 million and $295 million, respectively, in addition to the fair value adjustments referred to above.

  PPUC Rate Matters

          In December 1996, Pennsylvania enacted "The Electricity Generation Customer Choice and Competition Act," which permitted customers, including Penn's customers, to choose their electric generation supplier, while transmission and distribution services will continue to be supplied by their current providers. In June 1998, the PPUC authorized a rate-restructuring plan for Penn in accordance with this law, which superseded the regulatory plan which had been in place for Penn since 1996 and essentially resulted in the deregulation of Penn's generation business as of June 30, 1998. Penn was required to remove from its balance sheet all regulatory assets and liabilities related to its generation business and assess all other assets for impairment. The Securities and Exchange Commission
(SEC) issued interpretive guidance regarding asset impairment measurement which concluded that any supplemental regulated cash flows such as a competitive transition charge (CTC) should be excluded from the cash flows of assets in a portion of the business not subject to regulatory accounting practices. If those assets are impaired, a regulatory asset should be established if the costs are recoverable through regulatory cash flows. Consistent with the SEC guidance, Penn reduced its nuclear generating unit investments by approximately $305 million, of which approximately $227 million was recognized as a regulatory asset to be recovered through a CTC over a seven-year transition period; the remaining net amount of $78 million was written off. The charge of $51.7 million ($30.5 million after income taxes) for discontinuing the application of SFAS 71 to Penn's generation business was recorded as an extraordinary item on the Company's, OE's and Penn's respective Statement of Income.

          Customer choice will be phased in over two years with 66% of each customer class able to choose alternative suppliers of generation on January 2, 1999, and all remaining customers having choice as of January 2, 2000. Under the plan, Penn continues to deliver power to homes and businesses through its transmission and distribution system, which remains regulated by the PPUC. Penn is also selling electricity and energy-related services in its own territory and throughout Pennsylvania as an alternative supplier through its nonregulated subsidiary, Penn Power Energy, Inc. Penn's rates have been restructured to establish separate charges for transmission and distribution; generation, which is subject to competition; and stranded cost recovery. In the event customers obtain power from an alternative source, the generation portion of Penn's rates will be excluded from their bill and the customers will receive a generation charge from the alternative supplier. The stranded cost recovery portion of rates provides for recovery of certain amounts not otherwise considered recoverable in a competitive generation market, including regulatory assets. Penn is entitled to recover $234 million of stranded costs through a competitive transition charge that starts in 1999 and ends in 2005.

  FERC Rate Matters

          Rates for wholesale customers are regulated by the FERC. The FirstEnergy merger was approved by the FERC on October 29, 1997, and the Companies have operated as a single utility system since December 1997. An open access transmission tariff and joint dispatch agreement for the FirstEnergy system are currently in effect, subject to refund, pending the outcome of hearings before the FERC. A decision is expected on this proceeding in early 1999.

          In October 1998, the Company announced plans to transfer the Companies' transmission assets into a new subsidiary, American Transmission Systems, Inc., with the transfer expected to be finalized in 1999. The new subsidiary represents a first step toward the goal of establishing or becoming part of a larger independent transmission company (TransCo). The Company believes that a TransCo better addresses the FERC's stated transmission objectives of providing non-discriminatory service, while providing for streamlined and cost-efficient operation. In working toward the goal of forming a larger regional transmission entity, the Company, American Electric Power, Virginia Power and Consumers Energy announced in November 1998 that they would prepare a FERC filing during the first part of 1999 for such a regional transmission entity. The entity would be designed to meet the goals of reducing transmission costs that result when transferring power over several transmission systems, ensuring transmission reliability and providing non-discriminatory access to the transmission grid.

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

          Furthermore, for the period through June 30, 2000, the OE EFC rate will be limited to the average fuel cost rate of certain utilities within the state. Commencing July 1, 2000, the OE EFC rate will be limited to between 97% to 99% of the average fuel cost rate of three of these companies. The average fuel cost rate for these three utilities may be adjusted by the PUCO to reflect any significant changes in the Phase II environmental compliance plans of such companies involving capital additions or equipment utilization.

          On March 1, 2000, the respective EFC rates in effect for CEI and TE will be reduced to reflect the elimination of annual fixed charges related to a Bruce Mansfield Plant coal supply contract (see "Fuel Supply"), which amounts to $13.96 million for CEI and $8.74 million for TE. The resulting reduced EFC rates would be used as the basis for the annual GDP adjustment, but, in no event, would either company's annual EFC rate exceed 1.465 cents per kWh during the plan period.

          Under its 1996 plan, Penn eliminated its energy cost rate for the recovery of fuel and net purchased power costs as a separate component of customer charges. Energy costs were rolled into Penn's base electric rates at their projected 1996-1997 level.

Capital Requirements

          The Company and the Companies' respective capital expenditures for the years 1998 through 2003, excluding nuclear fuel, are shown on the following table. Such costs included expenditures for the betterment of existing facilities and for the construction of transmission lines, distribution lines, substations and other additions. See "Environmental Matters" below with regard to possible environment-related expenditures not included in the forecast.

<CAPTION<
               1998    1999-2003 Capital Expenditures Forecast
                       ---------------------------------------
              Actual       1999      2000-2003           Total
              ------       ----      ---------           -----
                            (In millions)
  OE          $150        $141         $  715          $  856
  Penn          16          28            139             167
  CEI           72         150            551             701
  TE            46          58            199             257
  Company       64         179             84             263
              ----        ----        ------          ------
  Total       $348        $556         $1,688          $2,244


          During the 1999-2003 period, maturities of, and sinking fund requirements for, long-term debt and preferred stock of the Companies and the Company's other subsidiaries are:


                            Preferred Stock and Long-Term Debt
                              1999-2003 Redemption Schedule
                          ---------------------------------------
                              1999     2000-2003      Total
                              ----     ---------      -----
                                    (In millions)
  OE                          $418      $  730       $1,148
  Penn                           1          68           69
  CEI                          178         708          886
  TE                           106         369          475
  Other subsidiaries             9          20           29
                              ----      ------       ------
  Total                       $712      $1,895       $2,607



          OE's and Penn's nuclear fuel purchases are financed through OES Fuel (a wholly owned subsidiary of OE) commercial paper and loans, both of which are supported by a $180.5 million long-term bank credit agreement. CEI and TE severally lease their respective portions of nuclear fuel and pay for the fuel as it is consumed. The Companies' respective investments for additional nuclear fuel, and nuclear fuel investment reductions as the fuel is consumed, during the 1999-2003 period are represented in the following table. The table also shows the Companies' operating lease commitments, net of capital trust cash receipts for the 1999-2003 period. The Companies recover the cost of nuclear fuel consumed and operating leases through their electric rates.

                                                                            Other Net
               Nuclear Fuel 1999-2003 Forecasts                    Operating Lease Commitments
           ------------------------------------------
                New Investments            Fuel Burn                     1999-2003 Schedule
           -------------------------  ----------------------       ---------------------------
            1999   2000-2003   Total  1999  2000-2003  Total        1999    2000-2003    Total
            ----   ---------   -----  ----  ---------  -----        ----    ---------    -----
                                           (In millions)
OE          $20     $119      $139    $29     $111     $140         $ 82       $282       $364
Penn          3       25        28      6       23       29           --          1          1
CEI          14      116       130     32      117      149            7         33         40
TE            9       93       102     26       94      120           70        290        360
            ---     ----      ----    ---     ----     ----         ----       ----       ----
Total       $46     $353      $399    $93     $345     $438         $159       $606       $765




          Short-term borrowings outstanding at December 31, 1998, consisted of $134.5 million of bank borrowings (OE-$129.5 and FE Facilities - $5.0) and $120.0 million of OES Capital, Incorporated commercial paper. OES Capital is a wholly owned subsidiary of OE whose borrowings are secured by customer accounts receivable. OES Capital can borrow up to $120 million under a receivables financing agreement at rates based on certain bank commercial paper. The Company and its utility operating subsidiaries also had $147 million (Company-$100 million and OE-$47 million) available under revolving lines of credit as of December 31, 1998. The Company plans to transfer any of its borrowings under its $100 million line of credit to CEI and/or TE. In addition, Penn had a $2 million bank facility available that provides for borrowings on a short-term basis at the bank's discretion.

          Based on their present plans, the Companies could provide for their cash requirements in 1999 from the following sources: funds to be received from operations; available cash and temporary cash investments (approximate amounts as of December 31, 1998: Company's nonutility subsidiaries-$25 million, OE-$22 million, Penn-$7 million, CEI-$20 million and TE-$4 million); the issuance of long-term debt (for refunding purposes) and funds available under revolving credit arrangements.

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

          The coverage requirements contained in the first mortgage indentures under which the Companies issue first mortgage bonds provide that, except for certain refunding purposes, the Companies may not issue first mortgage bonds unless applicable net earnings (before income taxes), calculated as provided in the indentures, for any period of twelve consecutive months within the fifteen calendar months preceding the month in which such additional bonds are issued, are at least twice annual interest requirements on outstanding first mortgage bonds, including those being issued. Under OE's first mortgage indenture, the availability of property additions is more restrictive than the earnings test at the present time and would limit the amount of first mortgage bonds issuable against property additions to $377 million. OE is currently able to issue $857 million principal amount of first mortgage bonds against previously retired bonds without the need to meet the above restrictions. Under Penn's first mortgage indenture, other requirements also apply and are more restrictive than the earnings test at the present time. Penn is currently able to issue $255 million principal amount of first mortgage bonds, with up to $120 million of such amount issuable against property additions; the remainder could be issued against previously retired bonds. Purchase accounting revaluation applied to CEI's and TE's net assets under the merger reduced CEI's and TE's available bondable property so that first mortgage bonds cannot currently be issued against property additions. CEI and TE can issue $156 million and $117 million, respectively, principal amount of first mortgage bonds against previously retired bonds.

          OE's, Penn's and TE's respective articles of incorporation prohibit the sale of preferred stock unless applicable gross income, calculated as provided in the articles of incorporation, is equal to at least 1-1/2 times the aggregate of the annual interest requirements on indebtedness and annual dividend requirements on preferred stock outstanding immediately thereafter. Based upon earnings for 1998 and an assumed dividend rate of 8.25%, OE and Penn would be permitted, under the earnings coverage test contained in their respective charters, to issue at least $1.6 billion and $175 million of preferred stock, respectively. Based on its 1998 earnings, TE could issue $296 million of additional preferred stock. There are no restrictions on CEI's ability to issue preferred stock.

          To the extent that coverage requirements or market conditions restrict the Companies' abilities to issue desired amounts of first mortgage bonds or preferred stock, the Companies may seek other methods of financing. Such financings could include the sale of preferred and/or preference stock or of such other types of securities as might be authorized by applicable regulatory authorities which would not otherwise be sold and could result in annual interest charges and/or dividend requirements in excess of those that would otherwise be incurred.

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

          Under the agreements governing the construction and operation of CAPCO generating units, the responsibility is assigned to a specific CAPCO company. FENOC has such responsibilities for Perry and Davis-Besse, CEI for Eastlake Unit 5, Duquesne is responsible for Beaver Valley Units 1 and 2, OE for Sammis Unit 7 and Penn for Bruce Mansfield Units 1, 2 and 3. The Companies monitor activities in connection with Beaver Valley Units 1 and 2 but must rely to a significant degree on Duquesne for necessary information. The Companies in their oversight role as a practical matter cannot be privy to every detail; it is Duquesne that must directly supervise activities and then exercise its reporting responsibilities to the co-owners. The Companies critically review the information given to it by Duquesne, but they cannot be absolutely certain that things they would have considered significant have been reported or that they always would have reached exactly the same conclusion about matters that are reported. In addition, the time that is necessarily part of the compiling and analyzing process creates a lag between the occurrence of events and the time the Companies become aware of their significance.

          On October 15, 1998, the Company announced that it signed an agreement in principle with Duquesne that would result in the transfer of 1,436 megawatts owned by Duquesne at eight CAPCO generating units in exchange for 1,328 megawatts at three non-CAPCO power plants owned by the Companies. A definitive agreement on the exchange of assets, which will be structured as a tax-free transaction to the extent possible, will provide the Companies with exclusive ownership and operating control of all CAPCO generating units. Duquesne will fund decommissioning costs equal to its percentage interest in the three nuclear generating units to be transferred. The asset transfer is expected to take twelve to eighteen months to close. Under the agreement in principle, the CAPCO arrangement discussed above will terminate upon transfer of the assets.

Nuclear Regulation

          The construction and operation of nuclear generating units are subject to the regulatory jurisdiction of the Nuclear Regulatory Commission (NRC) including the issuance by it of construction permits and operating licenses. The NRC's procedures with respect to application for construction permits and operating licenses afford opportunities for interested parties to request public hearings on health, safety, environmental and antitrust issues. In this connection, the NRC may require substantial changes in operation or the installation of additional equipment to meet safety or environmental standards with resulting delay and added costs. The possibility also exists for modification, denial or revocation of licenses or permits. Davis-Besse was placed in commercial operation in 1977, and its operating license expires in 2017. Beaver Valley Unit 1 was placed in commercial operation in 1976, and its operating license expires in 2016. Perry Unit 1 and Beaver Valley Unit 2 were placed in commercial operation in 1987, and their operating licenses expire in 2026 and 2027, respectively.

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

Nuclear Insurance

          The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $9.7 billion (assuming 108 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $200 million; and (ii) $9.5 billion provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $88.1 million (but not more than $10 million per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on their present ownership and leasehold interests in Beaver Valley, Perry and Davis-Besse, the Companies' maximum potential assessment under these provisions (assuming Duquesne were to contribute its proportionate share of any assessments under the retrospective rating plan) would be $286.3 million (OE-$94.2 million, Penn-$20.0 million, CEI-$94.2 million and TE-$77.9 million) per incident but not more than $32.5 million (OE-$10.7 million, Penn- $2.3 million, CEI-$10.7 million and TE-$8.8 million) in any one year for each incident.

          In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Companies have also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Companies are members of Nuclear Electric Insurance Limited (NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Companies have policies, renewable yearly, corresponding to their respective interests in Beaver Valley, Perry and Davis-Besse, which provide an aggregate indemnity of up to approximately $1.22 billion (OE-$239 million, Penn-$69 million, CEI-$558 million and TE-
$354 million) for replacement power costs incurred during an outage after an initial 17-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies' present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately
$8.4 million (OE-$1.7 million, Penn-$.5 million, CEI-$3.8 million and TE-$2.4 million).

          The Companies are insured as to their respective interests in Beaver Valley, Perry and Davis-Besse under property damage insurance provided by NEIL to the operating company for each plant. Under these arrangements, $2.75 billion of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided for Beaver Valley, Perry and Davis-Besse. The Companies pay annual premiums for this coverage and are liable for retrospective assessments of up to approximately $31.5 million (OE-$10.9 million, Penn-$2.2 million, CEI-$10.3 million and TE-$8.1 million) during a policy year.

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

Environmental Matters

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies have estimated capital expenditures for environmental compliance of approximately
$400 million, which is included in the construction estimate given under "Capital Requirements" for 1999 through 2003.

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

          The Companies are in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions in 1999 will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities by May 2003. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions across a region of twenty-two states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. By September 1999, each of the twenty-two states are required to submit revised State Implementation Plans (SIP) which comply with individual state NOx budgets established by the EPA. These state NOx budgets contemplate an 85% reduction in utility plant NOx emissions from 1990 emissions. A proposed Federal Implementation Plan accompanied the NOx Transport Rule and may be implemented by the EPA in states which fail to revise their SIP. In a separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. The EPA suggests that the Section 126 petitions will be adequately addressed by the NOx Transport Program, but a September 1998 proposed rulemaking established an alternative program which would require nearly identical 85% NOx reductions at the Companies' Ohio and Pennsylvania plants by May 2003 in the event implementation of the NOx Transport Rule is delayed. The Companies continue to evaluate their compliance plans and other compliance options and currently estimate the additional capital expenditures for NOx reductions may reach $500 million.

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

          In July 1997, EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. The cost of compliance with these regulations may be substantial and depends on the manner in which they are implemented by the states in which the Companies operate affected facilities.

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

          CEI and TE have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued a liability totaling $5.8 million at December 31, 1998 based on estimates of the costs of cleanup and the proportionate responsibility of other PRPs for such costs. CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

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

Fuel Supply

          The Companies' sources of generation during 1998 were:

                           Coal     Nuclear
                           ----     -------
OE                        81.9%      18.1%
Penn                      76.9%      23.1%
CEI                       65.3%      34.7%
TE                        47.9%      52.1%



          The Companies have long-term coal contracts providing for annual tons of approximately: OE - 6,008,000; Penn - 1,241,000; CEI - 4,146,000; and TE - 623,000. These contracts include the Companies' portion of the coal purchase contract relating to the Bruce Mansfield Plant discussed below. This contract coal is produced primarily from mines located in Ohio, Pennsylvania, Kentucky, Wyoming and West Virginia; the contracts expire at various times through December 31, 2003.

          The Companies estimate their 1999 coal requirements to be approximately 17,005,000 tons (including their respective shares of the coal requirements of CAPCO's Eastlake Unit 5, Sammis Unit 7 and the Bruce Mansfield Plant). See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

          The Companies have each severally guaranteed (OE's, CEI's, TE's and Penn's composite percentages being approximately 46.8%, 17.6%, 10.3% and 6.7%, respectively) certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant (see "Commitments, Guarantees and Contingencies" notes to the respective financial statements). As of December 31, 1998, the Companies' shares of the guarantees were $43.2 million. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations. This contract expires December 31, 1999.

          The Companies' fuel costs (excluding disposal costs) for each of the five years ended December 31, 1998, were as follows:


                                         1998  1997  1996  1995  1994
                                         ----  ----  ----  ----  ----
Cost of fuel consumed per million BTUs:
Coal:      OE                           $1.33 $1.31 $1.33 $1.37 $1.36
           Penn                          1.35  1.27  1.31  1.30  1.34
           CEI                           1.50  1.41  1.50  1.56  1.50
           TE                            1.46  1.54  1.79  1.86  1.76
Nuclear:   OE                           $ .55 $ .58 $ .66 $ .79 $ .94
           Penn                           .54   .61   .64   .77   .88
           CEI                            .63   .76   .84   .98   .98
           TE                             .54   .66   .74   .91   .92
Average fuel cost per kilowatt-hour
generated (cents):
           OE                            1.19  1.17  1.20  1.27  1.31
           Penn                          1.16  1.17  1.15  1.20  1.29
           CEI                           1.20  1.23  1.35  1.42  1.35
           TE                            1.03  1.06  1.26  1.32  1.35


          OES Fuel is the sole lessor for OE's and Penn's nuclear fuel requirements (see "Capital Requirements" and Note 3G of Notes to OE's Consolidated Financial Statements). Nuclear fuel is currently financed for CEI and TE through leases with a special-purpose corporation.

          The Company has contracts for uranium material through 2000 and conversion services through 2001. The enrichment services are contracted for the majority of the enrichment requirements for nuclear fuel through 2005. Fabrication services for fuel assemblies are contracted for the next four reloads for Beaver Valley Unit 1, three reloads for Beaver Valley Unit 2 (through approximately 2005 and 2006, respectively), the next four reloads for Davis-Besse (through approximately 2004) and through the life of the plant for Perry (through approximately 2026). In addition to the existing commitments, the Company intends to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, and waste disposal services.

          Due to the present lack of availability of domestic reprocessing services, to the continuing absence of any program to begin development of such reprocessing capability and questions as to the economics of reprocessing, nuclear fuel costs are calculated based on the assumption that spent fuel will not be reprocessed. On-site spent fuel storage facilities are expected to be adequate for Perry through 2010; facilities at Beaver Valley Units 1 and 2 are expected to be adequate through 2016 and 2012, respectively. After scheduled plant modifications are completed in 2002, Davis-Besse will have adequate storage through 2020. After on-site storage capacity is exhausted, additional storage capacity will have to be obtained which could result in significant additional costs unless reprocessing services, interim off-site disposal, or permanent waste disposal facilities become available. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities; however, the selection of a suitable site has become embroiled in the political process. Duquesne and the Company have contracts with the U.S. Department of Energy
(DOE) for the disposal of spent fuel from Beaver Valley, Perry and Davis-Besse. On December 17, 1996, the DOE notified the Companies that it would be unable to begin acceptance of spent fuel for disposal by January 31, 1998 as mandated by Section 302(a)(5)(B) of the Nuclear Waste Policy Act (NPA). The permanent disposal facility is currently projected to start receiving spent fuel in 2010. The Companies along with over 40 other nuclear utilities and more than 50 state agencies have asked for federal court approval to stop payments into the Nuclear Waste Fund and for an order requiring DOE to take immediate action to accept delivery of spent nuclear fuel.

System Capacity and Reserves

          The respective 1998 net maximum hourly demand on each of the Companies was OE-6,130,000 kilowatts (kW) (including 387,000 kW of firm power sales which extend through 2005 as discussed under "Competition") on June 24, 1998; Penn-918,000 kW on June 22, 1998; CEI-4,248,000 kW (including 12,000 kW of firm power sales which extend through 2005 as discussed under "Competition") on July 21, 1998; and TE-1,978,000 kW on July 21, 1998.

          Based on existing capacity plans, the load forecast made in December 1998 and anticipated term power sales to other utilities, the capacity margins during the 1999-2003 period are expected to range from about 10% to 12% for the FirstEnergy system.

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

          Technological advances and regulatory changes are driving forces toward increasing competition in the energy market. Pennsylvania legislation, which phases in customer choice for their electricity generation supplier to 66% of Pennsylvania's residents in January 1999 and the remaining customers in January 2000 (see "Utility Regulation--PPUC Rate Matters") is one such regulatory change. In addition, many large electricity users continue to push for some form of retail wheeling, which would enable retail customers to purchase electricity from producers other than the local utility. In February 1996, the PUCO approved a change allowing large industrial customers that have interruptible service contracts to buy their power from other sources when they have been advised by their local utility that service will be interrupted. In early 1998, a proposal for the deregulation of Ohio's investor-owned electric utility industry was introduced, leading to the creation of a working group to recommend legislation. As requested by state legislative leadership, investor-owned utilities introduced a deregulation plan with objectives to (1) treat all major stakeholders in Ohio's electric system fairly; (2) protect public schools and local governments from revenue loss; and (3) allow utilities an opportunity to recover costs of government-mandated investments. The utilities have submitted proposals which incorporate these objectives and also recognize the complexity of restructuring the industry. Currently, the working group, comprised of legislative leaders, representatives of the electric utility companies and other interested stakeholders are meeting to discuss and mold these proposals. Most recently, placeholder bills containing statements of principle (that will be replaced by specific proposals as they are agreed upon) have been introduced. Legislative leaders have placed a high priority on enacting a deregulation bill by mid-year 1999.

          In an effort to more fully utilize their facilities and hold down rates to their other customers, OE and Penn have entered into a long-term power sales agreement with another utility. Currently, OE and Penn are selling 450,000 kW annually under this contract through December 31, 2005. OE and Penn have the option to reduce this commitment by 150,000 kW, with three years' advance notice. In addition, CEI has entered into a long-term power sales contract with another utility and is currently selling up to 20,000 kW under this contract through December 31, 2002.

Research and Development

          The Companies participate in funding the Electric Power Research Institute (EPRI), which was formed for the purpose of expanding electric research and development under the voluntary sponsorship of the nation's electric utility industry -- public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generating, delivery, energy management and conservation, environmental effects and energy analysis. The major portion of EPRI research and development projects is directed toward practical solutions and their applications to problems currently facing the electric utility industry. In 1998, approximately 72% of the Companies' research and development expenditures were related to EPRI.

Executive Officers

          The executive officers are elected at the annual organization meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

                                 Position Held During
      Name        Age                Past Five Years                                 Dates
---------------   ---    ----------------------------------------------------    -----------
W. R. Holland     62     Chairman of the Board and Chief Executive Officer       1997-present
                         Chairman of the Board and Chief Executive Officer-OE    1996-1997
                         President and Chief Executive Officer-OE                *-1996

H. P. Burg        52     President and Chief Operating Officer                   1998-present
                         President and Chief Financial Officer                   1997-1998
                         President, Chief Operating Officer and Chief Financial
                          Officer-OE                                             1996-1997
                         Senior Vice President and Chief Financial Officer-OE    *-1996

A. J. Alexander  47      Executive Vice President and General Counsel            1997-present
                         Executive Vice President and General Counsel-OE         1997-1996
                         Senior Vice President and General Counsel-OE            *-1996

E. T. Carey      56      Vice President - Distribution                           1997-present
                         Vice President--Regional Operations and Customer
                          Service-OE                                             1995-1997
                         Vice President--Marketing and Customer Service
                          Support-OE                                             1994-1995
                         Manager, Performance Initiatives-OE                     *-1994

M. B. Carroll   47       Vice President - Corporate Affairs                      1997-present
                         Manager - Sandusky Area-OE                              1994-1997
                         Director, Communications and Mission Services
                          - Providence Hospital                                  *-1994

K. W. Dindo     49       Vice President - Energy Services                        1998-present
                         Vice President and Controller - Caliber-System Inc.     1994-1998
                         Partner - Ernst & Young LLP                             *-1994

D. S. Elliott   44       Vice President - Sales and Marketing                    1997-present
                         Manager - FirstEnergy Services - OE                     1997
                         Manager - Eastern Division - OE                         1996-1997
                         Manager - Youngstown Division - OE                      *-1996

A. R. Garfield  60       Vice President - Business Development                   1997-present
                         Vice President - System Operations - OE                 *-1997

J. A. Gill      62       Senior Vice President - Administrative Services         1998-present
                         Vice President - Administrative Services                1997-1998
                         Vice President - Administration - OE                    *-1997

R. H. Marsh     48       Vice President and Chief Financial Officer              1998-present
                         Vice President - Finance                                1997-1998
                         Treasurer - OE                                          *-1997

G. L. Pipitone  49       Vice President - Fossil Production                      1997-present
                         Vice President - Generation and Transmission - OE       1996-1997
                         Manager - Akron Division - OE                           *-1996

S. F. Szwed     46       Vice President - Transmission                           1997-present
                         Vice President - Engineering & Planning - CSC           1995-1997
                         Director - System Planning & Operations - CSC           *-1995

N. C. Ashcom    51       Corporate Secretary                                     1997-present
                         Secretary - OE                                          1994-1997
                         Assistant Secretary - OE                                *-1994

T. C. Navin     41       Treasurer                                               1998-present
                         Assistant Treasurer                                     1998-1998
                         Director, Treasury Services                             1998-1998
                         Director, Asset Strategy                                1997-1998
                         Staff Business Analyst                                  1997-1997
                         Senior Business Analyst                                 1995-1997
                         Senior Planning Analyst                                 *-1995

H. L. Wagner   46        Controller                                              1997-present
                         Comptroller - OE                                        *-1997

Except for W. R. Holland, M. B. Carroll, K. W. Dindo and D. S. Elliott, the officers above hold the same offices for FirstEnergy, OE, CEI and TE.

Except for R. Joseph Hrach, A. J. Alexander, J. A. Gill and H. L. Wagner holding the offices of
President, Vice President and General Counsel, Vice President and Comptroller, respectively, and except for H. P. Burg, M. B. Carroll, K. W. Dindo and D. S. Elliott, the officers above hold the same offices for Penn.

*Indicates position held at least since January 1, 1994.


          At December 31, 1998, the Company's nonutility subsidiaries and the Companies had a total of 11,918 employees consisting of the following: Company - 1,604, OE - 1,944, CEI -
1,798, TE - 997, Penn - 888, FE Services - 375, FENOC - 1,159, FE
Facilities - 3,012 and MARBEL - 141 employees.

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

          The Companies own, individually or together with other companies as tenants in common, and/or lease, the generating units in service as of March 1, 1999, shown on the table below.

                                    Net Demonstrated
                                      Capacity (MW)
                                   --------------------
                                             Companies'         OE              Penn             CEI                   TE
                                                            -----------     -----------    ----------------    ---------------
                           Unit   Total   Entitlement         %     MW       %     MW        %           MW        %          MW
                           ----   -----   -----------         -     --       -     --        -           --        -          --
Plant - Location
----------------

Coal-Fired Units
----------------

Ashtabula-                5,8,9     332        332           --       --     --      --   100.00%         332       --        --
  Ashtabula, OH
Avon Lake-                6,7,9     717        717           --       --     --      --   100.00%         717       --        --
  Avon Lake, OH (d)
Bay Shore-                 1-4      631        631           --       --     --      --       --           --   100.00%      631
  Toledo, OH
R. E. Burger-              3-5      406        406       100.00%     406     --      --       --           --       --        --
  Shadyside, OH
Eastlake-Eastlake, OH (e)  1-4      636        636           --       --     --      --   100.00%         636       --        --
                            5       597        411           --       --     --      --    68.80%         411       --        --
Lakeshore-                 18       245        245           --       --     --      --   100.00%         245       --        --
  Cleveland, OH
B. Mansfield-               1       780        552        60.00%     468   4.20%     33     6.50%(b)       51       --        --
  Shippingport, PA (e)      2       780        718        39.30%     307   6.80%     53    28.60%(b)      223    17.30%(b)   135
                            3       800        690        35.60%     285   6.28%     50    24.47%(b)      196    19.91%(b)   159
New Castle-                3-5      333        333           --       -- 100.00%    333       --           --       --        --
  W. Pittsburg, PA (d)
Niles-Niles, OH (d)        1-2      216        216       100.00%     216     --      --       --           --       --        --
W.H. Sammis-               1-6    1,620      1,620       100.00%   1,620     --      --       --           --       --        --
  Stratton, OH (e)           7      600        413        48.00%     288  20.80%    125       --           --       --        --
                                             -----                 -----            ---                 -----                ---
    Total                                    7,920                 3,590            594                 2,811                925
                                             -----                 -----            ---                 -----                ---
Nuclear Units
-------------
Beaver Valley-               1      810        425        35.00%     283  17.50%    142       --           --       --        --
  Shippingport, PA (e)       2      820        707        41.88%(a)  343     --      --    24.47%         201    19.91%(c)   163
Davis-Besse-                 1      883        883           --       --     --      --    51.38%         454    48.62%      429
  Oak Harbor, OH
Perry-                       1    1,194      1,030        30.00%(a)  358  5.24%      63    31.11%         371    19.91%      238
  N. Perry Village, OH (e)                   -----                   ---            ---                 -----                ---
    Total                                    3,045                   984            205                 1,026                830
                                             -----                   ---            ---                 -----                ---
Oil/Gas-Fired/
Pumped Storage Units
Edgewater-Lorain, OH         4      100        100       100.00%     100    --       --       --           --       --        --
Seneca-Warren, PA                   439        351           --       --    --       --    80.00%         351       --        --
West Lorain-
  Lorain, OH                 1      120        120       100.00%     120    --       --       --           --       --        --
Other (d)                           303        303                   139             25                    62                 77
                                            ------                ------            ---                 -----              -----
    Total                                      874                   359             25                   413                 77
                                            ------                ------            ---                 -----              -----
    Total                                   11,839                 4,933            824                 4,250              1,832
                                            ======                ======            ===                 =====              =====


Notes:   (a)  OE's interests consist of 20.22% owned and 21.66% leased for Beaver Valley Unit 2; and 17.42% owned (representing portion leased from a wholly owned subsidiary of OE) and 12.58% leased for Perry.
         (b)  CEI's and TE's Bruce Mansfield interests are leased.
         (c)  TE's interests consist of 1.65% owned and 18.26% leased.
         (d)  Companies' interests in these plants and oil/gas-fired units at those plants to be transferred to Duquesne
              (see "Central Area Power Coordination Group").
         (e)  Duquesne's interests in these plants will be acquired by the Companies (see "Central Area Power Coordination Group").


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

          The Companies' generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kilovolts (kV) to 345 kV. The Companies' overhead and underground transmission lines aggregate 8,691 miles.

          The Companies' electric distribution systems include 55,591 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. They own, individually or together with one or more of the other CAPCO companies as tenants in common, substations with a total installed transformer capacity of 49,387,086 kilovolt-amperes.

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

                                                Substation
                    Distribution  Transmission  Transformer
                       Lines          Lines       Capacity
                    ------------  ------------  -----------
                              (Miles)          (kV-amperes)
OE                   26,475          4,019       20,603,056
Penn                  5,105            608        3,792,250
CEI                  23,505          3,016       17,228,300
TE                      506          1,048        7,763,480
                     ------          -----       ----------
Total                55,591          8,691       49,387,086



          MARBEL is a fully integrated natural gas company. MARBEL owns interests in more than 1,800 gas and oil wells and holds interests in more than 200,000 undeveloped acres in eastern and central Ohio. MARBEL's subsidiaries include MB Operating Company, Inc., a natural gas exploration and production company which has the subsidiaries J. R. Nominee Corp., J. R. Nominee Corp. II and Natural Gas Brokerage Corporation and Northeast Ohio Operating Companies, Inc. which has the subsidiaries Gas Transport, Inc., NEO Construction Company, Ohio Intrastate Gas Transmission Company and Northeast Ohio Gas Marketing, Inc. FE Facilities is the parent company of ten direct subsidiaries which are heating, ventilating, air conditioning and energy management companies. The Facility Services companies own or lease various offices, shops, maintenance and warehouse facilities, equipment and vehicles.

ITEM 3.  LEGAL PROCEEDINGS

          None.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.


                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

          The information required for this item for FirstEnergy and OE (through November 7, 1997) is included on page 17 of FirstEnergy's 1998 Annual Report to Stockholders (Exhibit 13). The information required for OE (subsequent to November 7, 1997), CEI, TE and Penn is not applicable because they are wholly owned subsidiaries.

ITEM 6.  SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by Items 6 through 8 is incorporated herein by reference to Selected Financial Data, Management's Discussion and Analysis of Results of Operations and
Financial Condition, and Financial Statements included on the pages shown in the following table in the respective company's 1998 Annual Report to Stockholders (Exhibit 13).


                 Item 6     Item 7     Item 8
                 ------     ------     ------
  FirstEnergy      17       18-23      24-40
  OE                1        2-6        7-25
  Penn              1        2-6        7-22
  CEI               1        2-7        8-27
  TE                1        2-6        7-26


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          FirstEnergy
          -----------

          The information required by Item 10, with respect to Identification of FirstEnergy's Directors and with respect to reports required to be filed under Section 16 of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission
(SEC) pursuant to Regulation 14A and, with respect to Identification of Executive Officers, to "Part I, Item 1. Business - Executive Officers" herein.

          OE, Penn, CEI and TE
          --------------------

            W. R. Holland, H. P. Burg and A. J. Alexander are the
Directors of OE, Penn, CEI, and TE. Information concerning these individuals is shown in the "Executive Officers" section of Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          FirstEnergy, OE, CEI, TE and Penn -

            The information required by Items 11, 12 and 13 is incorporated herein by reference to the Company's 1999 Proxy
Statement filed with the SEC pursuant to Regulation 14A.
                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) 1.    Financial Statements

          Included in Part II of this report and incorporated herein by reference to the respective company's 1998 Annual Report to Stockholders (Exhibit 13 below) at the pages indicated.


                                      FE    OE    Penn    CEI    TE
                                      --    --    ----    ---    --
Report of Independent Public
 Accountants.                         16    25     22     27     26
Statements of Income--Three Years
 Ended December 31, 1998              24     7      7      8      7
Balance Sheets--December 31, 1998
 and 1997                             25     8      8      9      8
Statements of Capitalization-
December 31, 1998 and 1997          26-28  9-10     9    10-11   9-10
Statements of Common Stockholders'
 Equity--Three Years Ended
 December 31, 1998                    29     11    10      12     11
Statements of Preferred Stock-Three
 Years Ended December 31, 1998        29     11    10      12     11
Statements of Cash Flows--Three
 Years Ended December 31, 1998        30     12    11      13     12
Statements of Taxes--Three Years
 Ended December 31, 1998              31     13    12      14     13
Notes to Financial Statements       32-40    14    13      15     14



2.  Financial Statement Schedules

          Included in Part IV of this report:

                                      FE     OE   Penn    CEI     TE
                                      --     --   ----    ---     --
Report of Independent Public
 Accountants                          44     45    48      46     47

Schedule - Three Years Ended
 December 31, 1998:

  II -- Consolidated Valuation and
   Qualifying Accounts                49     50    53      51     52


          Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3.  Exhibits - FirstEnergy

Exhibit
Number
-------

    3-1    -  Articles of Incorporation constituting FirstEnergy
              Corp's Articles of Incorporation, dated September 17,
              1996. (September 17, 1996 Form 8-K, Exhibit C)

    3-1(a) - Amended Articles of Incorporation of FirstEnergy Corp. (Registration No. 333-21011, Exhibit (3)-1.)

    3-2    -  Regulations of FirstEnergy Corp. (September 17, 1996
              Form 8-K, Exhibit D)

    3-2(a) -  FirstEnergy Corp. Amended Code of Regulations.
              (Registration No. 333-21011, Exhibit (3)-2.)

    4-1    -  Rights Agreement (December 1, 1997 Form 8-K, Exhibit
              4.1)

(A)10-1    -  FirstEnergy Corp. Executive and Director Incentive
              Compensation Plan.

(A)10-2    -  Amended FirstEnergy Corp. Deferred Compensation Plan
              for Directors, amended February 15, 1999.

(A)13      -  1998 Annual Report to Stockholders. (Only those
              portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

(A)21      -  List of Subsidiaries of the Registrant at December 31,
              1998.

(A)23      -  Consent of Independent Public Accountants.
(A)27      -  Financial Data Schedule.

(A)Provided herein in electronic format as an exhibit.

3.  Exhibits - Ohio Edison

      2-1  -  Agreement and Plan of Merger, dated as of September 13,
              1996, between Ohio Edison Company (OE) and Centerior Energy Corporation. (September 17, 1996 Form 8-K,
              Exhibit 2-1.)

      3-1  -  Amended Articles of Incorporation, Effective June 21,
              1994, constituting OE's Articles of Incorporation.
              (1994 Form 10-K, Exhibit 3-1.)

      3-2  -  Code of Regulations of OE as amended April 24, 1986.
              (Registration No. 33-5081, Exhibit (4)(d).)

(B)   4-1  -  Indenture dated as of August 1, 1930 between OE and
              Bankers Trust Company, (now the Bank of New York), as Trustee, as amended and supplemented by Supplemental
              Indentures:


    Dated as of           File Reference         Exhibit No.
    -----------     ---------------------------  -----------
March 3, 1931       2-1725                       B-1,B-1(a),B-1(b)
November 1, 1935    2-2721                       B-4
January 1, 1937     2-3402                       B-5
September 1, 1937   Form 8-A                     B-6
June 13, 1939       2-5462                       7(a)-7
August 1, 1974      Form 8-A, August 28, 1974    2(b)
July 1, 1976        Form 8-A, July 28, 1976      2(b)
December 1, 1976    Form 8-A, December 15, 1976  2(b)
June 15, 1977       Form 8-A, June 27, 1977      2(b)

Supplemental Indentures:
September 1, 1944   2-61146                      2(b)(2)
April 1, 1945       2-61146                      2(b)(2)
September 1, 1948   2-61146                      2(b)(2)
May 1, 1950         2-61146                      2(b)(2)
January 1, 1954     2-61146                      2(b)(2)
May 1, 1955         2-61146                      2(b)(2)
August 1, 1956      2-61146                      2(b)(2)
March 1, 1958       2-61146                      2(b)(2)
April 1, 1959       2-61146                      2(b)(2)
June 1, 1961        2-61146                      2(b)(2)
September 1, 1969   2-34351                      2(b)(2)
May 1, 1970         2-37146                      2(b)(2)
September 1, 1970   2-38172                      2(b)(2)
June 1, 1971        2-40379                      2(b)(2)
August 1, 1972      2-44803                      2(b)(2)
September 1, 1973   2-48867                      2(b)(2)
May 15, 1978        2-66957                      2(b)(4)
February 1, 1980    2-66957                      2(b)(5)
April 15, 1980      2-66957                      2(b)(6)
June 15, 1980       2-68023                     (b)(4)(b)(5)
October 1, 1981     2-74059                     (4)(d)
October 15, 1981    2-75917                     (4)(e)
February 15, 1982   2-75917                     (4)(e)
    Dated as of           File Reference         Exhibit No.
    -----------     ---------------------------  -----------
July 1, 1982        2-89360                     (4)(d)
March 1, 1983       2-89360                     (4)(e)
March 1, 1984       2-89360                     (4)(f)
September 15, 1984  2-92918                     (4)(d)
September 27, 1984  33-2576                     (4)(d)
November 8, 1984    33-2576                     (4)(d)
December 1, 1984    33-2576                     (4)(d)
December 5, 1984    33-2576                     (4)(e)
January 30, 1985    33-2576                     (4)(e)
February 25, 1985   33-2576                     (4)(e)
July 1, 1985        33-2576                     (4)(e)
October 1, 1985     33-2576                     (4)(e)
January 15, 1986    33-8791                     (4)(d)
May 20, 1986        33-8791                     (4)(d)
June 3, 1986        33-8791                     (4)(e)
October 1, 1986     33-29827                    (4)(d)
August 25, 1989     33-34663                    (4)(d)
February 15, 1991   33-39713                    (4)(d)
May 1, 1991         33-45751                    (4)(d)
May 15, 1991        33-45751                    (4)(d)
September 15, 1991  33-45751                    (4)(d)
April 1, 1992       33-48931                    (4)(d)
June 15, 1992       33-48931                    (4)(d)
September 15, 1992  33-48931                    (4)(e)
April 1, 1993       33-51139                    (4)(d)
June 15, 1993       33-51139                    (4)(d)
September 15, 1993  33-51139                    (4)(d)
November 15, 1993   1-2578                      (4)(2)
April 1, 1995       1-2578                      (4)(2)
May 1, 1995         1-2578                      (4)(2)
July 1, 1995        1-2578                      (4)(2)
June 1, 1997        (A)                         (4)(2)
April 1, 1998       (A)                         (4)(2)
June 1, 1998        (A)                         (4)(2)

(B)   4-2  -  General Mortgage Indenture and Deed of Trust dated as of January 1, 1998 between OE and the  Bank of New
              York, as Trustee. (Registration No. 333-05277, Exhibit
              4(g).)

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

     10-3  -  Transmission Facilities Agreement between the CAPCO
              Group dated as of September 14, 1967. (Registration No. 2-43102, Exhibit 5(c)(3).)

     10-4  -  Amendment No. 1 dated as of January 1, 1993 to
              Transmission Facilities Agreement between the CAPCO
              Group dated as of September 14, 1967. (1993 Form 10-K,
              Exhibit 10-4.)

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

     10-14 - Construction Agreement with respect to Perry Plant between the CAPCO Group dated as of July 22, 1974.
              (Registration No. 2-52251 of Toledo Edison Company,
              Exhibit 5(yy).)

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

     10-17 - Participation Agreement No. 2 relating to the financing of the development of certain coal mines, dated as of August 1, 1974, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration
              No. 2-53059, Exhibit 5(h)(2).)

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

     10-20 - Participation Agreement No. 4 dated as of October 31, 1980 among Quarto Mining Company, the CAPCO Group, the Loan Participants listed in Schedule A thereto and National City Bank as Bond Trustee. (Registration
              No. 2- 68906 of Pennsylvania Power Company, Exhibit 10-
              16.)

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

     10-28 - Amendment No. 3 dated as of October 31, 1980, to Trust Indenture and Mortgage dated as of October 1, 1973, as amended between Quarto Mining Company and National City Bank as Bond Trustee. (Registration No. 2-68906 of Pennsylvania Power Company, Exhibit 10-16.)

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

     10-31 - Amendment No. 6 dated as of December 1, 1991, to the Trust Indenture and Mortgage dated as of October 1, 1973, between Quarto Mining Company and National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-28.)

     10-32 - Trust Indenture dated as of December 1, 1991, between Quarto Mining Company and National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-29.)

     10-33 - Amendment No. 3 dated as of October 31, 1980 to the Bond Guaranty dated as of October 1, 1973, as amended, with respect to the CAPCO Group. (Registration No. 2-68906 of Pennsylvania Power Company, Exhibit 10-16.)

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

     10-38 - Bond Guaranty dated as of December 1, 1991, by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-35.)

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

     10-42 - Unsecured Note Guaranty dated as of July 1, 1985 by the CAPCO Companies to General Electric Credit Corporation. (1985 Form 10-K, Exhibit 10-34.)

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
              Executive Retirement Plan. (1995 Form 10-K, Exhibit 10-
              47.)

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

(D)  10-75 -  Partial Mortgage Release dated as of March 19, 1987 under the Indenture between Ohio Edison Company and Bankers Trust Company, as Trustee, dated as of the 1st day of August, 1930. (1986 Form 10-K, Exhibit 28-8.)

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

     10-92 - Letter Agreement dated as of March 19, 1987 between Ohio Edison Company, as Lessee, and The First National Bank of Boston, as Owner Trustee under a Trust, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-15.)

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

     10-100- Amendment No. 2 dated as of January 12, 1993 to Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-96.)

     10-101- Amendment No. 3 dated as of October 12, 1994 to Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-97.)

     10-102- Assignment, Assumption and Further Agreement dated as of March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1986 Form 10-K, Exhibit 28-20.)

     10-103- Additional Support Agreement dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Ohio Edison Company. (1986 Form 10-K,
              Exhibit 28-21.)

     10-104- Bill of Sale, Instrument of Transfer and Severance Agreement dated as of March 19, 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, Buyer. (1986 Form 10-K, Exhibit 28-22.)

     10-105- Easement dated as of March 16, 1987 from Ohio Edison Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, Grantee. (1986 Form 10-K, Exhibit 28-23.)

     10-106- Refinancing Agreement dated as of November 1, 1991 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee, The Bank of New York, as Collateral Trust Trustee, The Bank of New York, as New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-82.)

     10-107- Refinancing Agreement dated as of November 1, 1991 among Security Pacific Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee, The Bank of New York, as Collateral Trust Trustee, The Bank of New York, as New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-83.)

     10-108-  Ohio Edison Company Master Decommissioning Trust
              Agreement for Perry Nuclear Power Plant Unit One, Perry Nuclear Power Plant Unit Two, Beaver Valley Power
              Station Unit One and Beaver Valley Power Station Unit Two dated July 1, 1993. (1993 Form 10-K, Exhibit
              10-94.)

     10-109- Nuclear Fuel Lease dated as of March 31, 1989, between OES Fuel, Incorporated, as Lessor, and Ohio Edison
              Company, as Lessee. (1989 Form 10-K, Exhibit 10-62.)

     10-110- Receivables Purchase Agreement dated as November 28, 1989, as amended and restated as of April 23, 1993, between OES Capital, Incorporated, Corporate Asset Funding Company, Inc. and Citicorp North America, Inc.
             (1994 Form 10-K, Exhibit 10-106.)

     10-111- Guarantee Agreement entered into by Ohio Edison Company dated as of January 17, 1991. (1990 Form 10-K, Exhibit 10-64).

     10-112-  Transfer and Assignment Agreement among Ohio Edison
              Company and Chemical Bank, as trustee under the OE
              Power Contract Trust. (1990 Form 10-K, Exhibit 10-65).

     10-113- Renunciation of Payments and Assignment among Ohio Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of January 4, 1991. (1990 Form 10-K, Exhibit 10-66).

     10-114- Transfer and Assignment Agreement dated May 20, 1994 among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K,
              Exhibit 10-110.)

     10-115- Renunciation of Payments and Assignment among Ohio Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of May 20, 1994. (1994 Form 10-K, Exhibit 10-111.)

     10-116-  Transfer and Assignment Agreement dated October 12,
              1994 among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K, Exhibit 10-112.)

     10-117- Renunciation of Payments and Assignment among Ohio Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of October 12, 1994. (1994 Form 10-K, Exhibit 10-113.)

(E)  10-118-  Participation Agreement dated as of September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-1.)

(E)  10-119-  Amendment No. 1 dated as of February 1, 1988, to
              Participation Agreement dated as of September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-2.)

(E)  10-120-  Amendment No. 3 dated as of March 16, 1988 to
              Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992
              Form 10-K, Exhibit 10-99.)

(E)  10-121-  Amendment No. 4 dated as of November 5, 1992 to
              Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-100.)

(E)  10-122-  Amendment No. 5 dated as of September 30, 1994 to
              Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-118.)

(E)  10-123-  Facility Lease dated as of September 15, 1987, between
              The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K,
              Exhibit 28-3.)

(E)  10-124-  Amendment No. 1 dated as of February 1, 1988, to
              Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K,
              Exhibit 28-4.)

(E)  10-125-  Amendment No. 2 dated as of November 5, 1992 to
              Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-103.)

(E)  10-126-  Amendment No. 3 dated as of September 30, 1994 to
              Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-122.)

(E)  10-127-  Ground Lease and Easement Agreement dated as of
              September 15, 1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, Tenant. (1987 Form 10-K, Exhibit 28- 5.)

(E)  10-128-  Trust Agreement dated as of September 15, 1987, between
              Beaver Valley Two Pi Limited Partnership, as Owner
              Participant, and The First National Bank of Boston.
             (1987 Form 10-K, Exhibit 28-6.)

(E)  10-129-  Trust Indenture, Mortgage, Security Agreement and
              Assignment of Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-7.)

(E)  10-130-  Supplemental Indenture No. 1 dated as of February 1,
              1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Beaver Valley Two Pi Limited Partnership and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-8.)

(E)  10-131-  Tax Indemnification Agreement dated as of September 15,
              1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-9.)

(E)  10-132-  Amendment No. 1 dated as of November 5, 1992 to Tax
              Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-128.)

(E)  10-133-  Amendment No. 2 dated as of September 30, 1994 to Tax
              Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-129.)

(E)  10-134-  Tax Indemnification Agreement dated as of September 15,
              1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1987 Form 10-K,
              Exhibit 28-10.)

(E)  10-135-  Amendment No. 1 dated as of November 5, 1992 to Tax
              Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K,
              Exhibit 10-131.)

(E)  10-136-  Amendment No. 2 dated as of September 30, 1994 to Tax
              Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K,
              Exhibit 10-132.)

(E)  10-137-  Assignment, Assumption and Further Agreement dated as of September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1987 Form 10-K, Exhibit 28-11.)

(E)  10-138-  Additional Support Agreement dated as of September 15,
              1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Ohio Edison Company. (1987 Form 10-K,
              Exhibit 28-12.)

(F)  10-139-  Participation Agreement dated as of September 15, 1987, among Chrysler Consortium Corporation, as Owner Participant, the Original Loan Participants listed in
              Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-13.)

(F)  10-140-  Amendment No. 1 dated as of February 1, 1988, to
              Participation Agreement dated as of September 15, 1987, among Chrysler Consortium Corporation, as Owner Participant, the Original Loan Participants listed in
              Schedule I Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-14.)

(F)  10-141-  Amendment No. 3 dated as of March 16, 1988 to
              Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-114.)

(F)  10-142-  Amendment No. 4 dated as of November 5, 1992 to
              Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-115.)

(F)  10-143-  Amendment No. 5 dated as of January 12, 1993 to
              Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-139.)

(F)  10-144-  Amendment No. 6 dated as of September 30, 1994 to
              Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-140.)

(F)  10-145-  Facility Lease dated as of September 15, 1987, between
              The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-15.)

(F)  10-146-  Amendment No. 1 dated as of February 1, 1988, to
              Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-16.)

(F)  10-147-  Amendment No. 2 dated as of November 5, 1992 to
              Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 118.)

(F)  10-148-  Amendment No. 3 dated as of January 12, 1993 to
              Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-119.)

(F)  10-149-  Amendment No. 4 dated as of September 30, 1994 to
              Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee.
             (1994 Form 10-K, Exhibit 10-145.)

(F)  10-150-  Ground Lease and Easement Agreement dated as of
              September 15, 1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, Tenant. (1987 Form 10-K, Exhibit 28-17.)

(F)  10-151-  Trust Agreement dated as of September 15, 1987, between
              Chrysler Consortium Corporation, as Owner Participant, and The First National Bank of Boston. (1987 Form 10-K,
              Exhibit 28-18.)

(F)  10-152-  Trust Indenture, Mortgage, Security Agreement and
              Assignment of Facility Lease dated as of September 15, 1987, between the First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-19.)

(F)  10-153-  Supplemental Indenture No. 1 dated as of February 1,
              1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-20.)

(F)  10-154-  Tax Indemnification Agreement dated as of September 15,
              1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-21.)

(F)  10-155-  Amendment No. 1 dated as of November 5, 1992 to Tax
              Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-151.)

(F)  10-156-  Amendment No. 2 dated as of January 12, 1993 to Tax
              Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-152.)

(F)  10-157-  Amendment No. 3 dated as of September 30, 1994 to Tax
              Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-153.)

(F)  10-158-  Assignment, Assumption and Further Agreement dated as of September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, and Toledo Edison Company.
             (1987 Form 10-K, Exhibit 28-22.)

(F)  10-159-  Additional Support Agreement dated as of September 15,
              1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, and Ohio Edison Company. (1987 Form 10-K,
              Exhibit 28-23.)

     10-160- Operating Agreement dated March 10, 1987 with respect to Perry Unit No. 1 between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-24.)

     10-161- Operating Agreement for Bruce Mansfield Units Nos. 1, 2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-25.)

     10-162- Operating Agreement for W. H. Sammis Unit No. 7 dated as of September 1, 1971 by and between the CAPCO
              Companies. (1987 Form 10-K, Exhibit 28-26.)

     10-163- OE-APS Power Interchange Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company, and Monongahela Power Company and West Penn Power Company and The Potomac Edison Company. (1987 Form 10-K, Exhibit 28-27.)

     10-164- OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company and Potomac Electric Power Company. (1987
              Form 10-K, Exhibit 28-28.)

     10-165- Supplement No. 1 dated as of April 28, 1987, to the OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power Company, and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-29.)

     10-166- APS-PEPCO Power Resale Agreement dated March 18, 1987, by and among Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-30.)
(A)  12.1  -  Consolidated fixed charge ratios.

(A)  13.1  -  1998 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

(A)  21.1  -  List of Subsidiaries of the Registrant at December 31,
              1998.

(A)  23.1  -  Consent of Independent Public Accountants.

(A)  27.1  -  Financial Data Schedule.

(A)  Provided herein in electronic format as an exhibit.

(B) Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, OE has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of OE and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

(C) Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

(D) Substantially similar documents have been entered into relating to three additional Owner Participants.

(E) Substantially similar documents have been entered into relating to five additional Owner Participants.

(F) Substantially similar documents have been entered into relating to two additional Owner Participants.

     Note: Reports of OE on Forms 10-Q and 10-K are on file with the SEC under number 1-2578.

     Pursuant to Rule 14a - 3 (10) of the Securities Exchange Act of 1934, the Company will furnish any exhibit in this Report upon the payment of the Company's expenses in furnishing such exhibit.

  3.  Exhibits - Penn

      3-1  -  Agreement of Merger and Consolidation dated April 1,
              1929, among Pennsylvania Power Company (Penn), Harmony Electric Company and Peoples Power Company (consummated May 31, 1930), copies of Letters Patent issued thereon, together with the Election Return and Treasurer's Return, relative to decrease of capital stock; Election Return authorizing change of capital stock and increase of indebtedness; Election Return authorizing change of capital stock; Election Return authorizing increase of capital stock; Election Return establishing 4.24% Preferred Stock; Certificate with respect to the establishment of the 4.64% Preferred Stock; Election Returns and Certificates of Actual Sale in connection with the purchase by Penn Power of all the property of Pine-Mercer Electric Company, Industry Borough Electric Company, Ohio Township Electric Company, and Shippingport Borough Electric Company; Certificate of Change of Location of Penn Power's principal office; Certificate of Consent authorizing increase in authorized Common Stock; Certificate of Consent with respect to the removal of limitations on the authorized amount of indebtedness of Penn Power; Election Returns and Certificates of Actual Sale in connection with the purchase by Penn Power of all the property of Borolak Public Service Company, Eastfax Public Service Company, Norango Public Service Company, Sadwick Public Service Company, Sosango Public Service Company, Surrick Public Service Company, Wesango Public Service Company, and Westfax Public Service Company; Certificate of Change of Location of Penn Power's principal office; Amendment to the Charter extending the territory in which Penn Power may operate in the Borough of Shippingport, Beaver County, Pennsylvania; Certificate of Consent authorizing increase in authorized Common Stock; Certificate with respect to the establishment of the 8% Preferred Stock; Certificate accepting Business Corporation Law of Pennsylvania for government and regulation of affairs of Penn Power; Articles of Amendment incorporating certain protective provisions relating to Preferred Stock, increasing amount of authorized Preferred Stock and authorizing future increases in amounts of authorized Preferred Stock without a vote of the holders of Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 7.64% Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Articles of Amendment increasing the number of authorized shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 8.48% Preferred Stock; Articles of Amendment authorizing sinking fund requirements for Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11% Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 9.16% Preferred Stock; Articles of Amendment increasing authorized number of shares of Common Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 8.24% Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 10.50% Preferred Stock; Articles of Amendment increasing authorized number of shares of Common Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 15.00% Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11.50% Preferred Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 13.00% Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11.50% Preferred Stock, Series B; Articles of Amendment effective April 2, 1987, adding a standard of care for, and limiting the personal liability of, officers and directors; Articles of Amendment effective April 1, 1992, setting forth corporate purposes of the Company; Statement With Respect to Shares with respect to the establishment of the 7.625% Preferred Stock and Statement with Respect to Shares with respect to the establishment of the 7.75% Preferred Stock.(Physically filed and designated respectively, as follows: in Form A-2, Registration No. 2-3889, as Exhibit A-1; in Form 1-MD for 1938, File No.2-3889, as Exhibit (a)-1; in Form 1-MD for 1945, File No. 2-3889, as Exhibit A; in Form U-1, File No. 70-2310, as Exhibit A-3 (d); in Form 8-K for March 1951, File No. 1-3491, as Exhibit B; in Form 8-K for June 1958, File No. 1-3491B, as Exhibit 1; in Form 10-K for 1959 as Exhibits 1, 2, 3 and 4; in Form 8-K for March 1960, File No. 1-3491B as Exhibit A; in Form U-1, File No. 70-3971, as Exhibit A-2; in
              Form U-1, File No. 70-4055, as Exhibit A-2; as Exhibits 1 through 8 in Form 8-K for January 1962, File No. 1-3491; as Exhibit A in Form 8-K for August 1963, File No. 1-3491; as Exhibits A and B in Form 8-K for September 1969, File No. 1-3491; as Exhibit B in Form 8-K for April 1971, File No. 1-3491; as Exhibit B in Form 8-K for September 1971, File No. 1-3491; in Form Form 8-K for September 1972, File No. 1-3491; as Exhibit A in Form 8-K for December 1972, File No. 1-3491; as Exhibit A in Form 8-K for March 1973, File No. 1-3491; as Exhibit A in Form 8-K for December 1973, File No. 1-3491; as Exhibits A and C in Form 8-K for February 1974, File No. 1-3491; as Exhibits A and B in Form 8-K for January 1975, File No. 1-3491; as Exhibit F in Form 8-K for May 1975, File No. 1-3491; as Exhibit A in Form 8-K for April 1976, File No. 1-3491; as Exhibit G in Form 10-Q for quarter ended June 30, 1977, File No. 1-3491; as Exhibit C in Form 10-K for 1977, File No. 1-3491; as Exhibit A in Form 10-K for 1977, File No. 1-3491; as Exhibit D in Form 10-Q for quarter ended June 30, 1980, File No. 1-3491; as Exhibit (4) in Form 10-Q for quarter ended June 30, 1981, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended
              June 30, 1982, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended September 30, 1982, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended September 30, 1983, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended March 31, 1984, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended
              June 30, 1984, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended September 30, 1985, File No. 1-3491; as Exhibit 3-2 in Form 10-K for 1987 File No. 1-3491; as Exhibit 3-2 in Form 10-K for 1992 File
              No. 1-3491; as Exhibit 19-2 in Form 10-K for 1992 File No. 1-3491; and as Exhibit 3-2 in Form 10-K for 1993 File No. 1-3491.)

      3-2  -  By-Laws of Penn as amended March 25, 1992. (1992
              Form 10-K, Exhibit 3-3, File No. 1-3491.)

      4-1* - Indenture dated as of November 1, 1945, between Penn and The First National Bank of the City of New York (now Citibank, N.A.), as Trustee, as supplemented and amended by Supplemental Indentures dated as of May 1, 1948, March 1, 1950, February 1, 1952, October 1, 1957,
              September 1, 1962, June 1, 1963, June 1, 1969, May 1,
              1970, April 1, 1971, October 1, 1971, May 1, 1972,
              December 1, 1974, October 1, 1975, September 1, 1976, April 15, 1978, June 28, 1979, January 1, 1980, June 1,
              1981, January 14, 1982, August 1, 1982, December 15,
              1982, December 1, 1983, September 6, 1984, December 1, 1984, May 30, 1985, October 29, 1985, August 1, 1987,
              May 1, 1988, November 1, 1989, December 1, 1990,
              September 1, 1991, May 1, 1992, July 15, 1992,
              August 1, 1992, and May 1, 1993, July 1, 1993, August 31, 1993, September 1, 1993, September 15, 1993,
              October 1, 1993, November 1, 1993 and August 1, 1994. (Physically filed and designated as Exhibits 2(b) (1)-1 through 2(b) (l)-15 in Registration Statement File No. 2-60837; as Exhibits 2(b) (2), 2(b) (3), and 2 (b) (4
              in Registration Statement File No. 2-68906; as Exhibit 4-2 in Form 10-K for 1981 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1982 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1983 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1984 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1985 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1987 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1988 File No. 1-3491; as Exhibit 19 in Form 10-K for 1989 File No. 1-3491; as Exhibit 19 in Form 10-K for 1990 File No. 1-3491; as Exhibit 19 in Form 10-K for 1991 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1992 File No. 1-3491; as Exhibit 4-2 in Form 10-K for 1993 File No. 1-3491; and as Exhibit 4-2 in Form 10-K for 1994 File No. 1-3491.)

      4-2 - Supplemental Indenture dated as of September 1, 1995, between Penn and Citibank, N.A., as Trustee. (1995 Form 10-K, Exhibit 4-2.)

      4-3 - Supplemental Indenture dated as of June 1, 1997, between Penn and Citibank, N.A., as Trustee. (1997 Form 10-K, Exhibit 4-3.)


----------------

* Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K, Penn has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of Penn, but hereby agrees to furnish to the Commission on request any such instruments.

(A)   4-4  -  Supplemental Indenture dated as of June 1, 1998,
              between Penn and Citibank, N.A., as Trustee.

     10-1 - Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement of Ohio Edison Company, File No. 2-43102, Exhibit 5 (c)
              (2).)

     10-2  -  Amendment No. 1 dated January 4, 1974 to Administration
              Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement No. 2-
              68906, Exhibit 5 (c) (3).)

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

    10-16  -  Amendment No. 1 dated as of September 15, 1978, to
              Participation Agreement No. 1 dated as of October 1, 1973, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration Statement No. 2-68906, Exhibit 5 (e) (2).)

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

    10-18  -  Amendment No. 1 dated as of September 15, 1978, to
              Participation Agreement No. 2 dated as of August 1, 1974, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration Statement No. 2-68906, Exhibit 5 (e) (4).)

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

    10-21 - Participation Agreement No. 5 dated as of May 1, 1986, among Quarto Mining Company, the CAPCO Companies, the Loan Participants listed in Schedule A thereto, and National City Bank, as Bond Trustee. (1986 Form 10-K,
              Exhibit 10-22, File No. 1-2578, Ohio Edison Company.)

    10-22  -  Participation Agreement No. 6 dated as of December 1,
              1991, among Quarto Mining Company, the CAPCO Companies, the Loan Participants listed in Schedule A thereto, National City Bank, as Mortgage Bond Trustee, and National City Bank, as Refunding Bond Trustee. (1991 Form 10-K, Exhibit 10-19, File No. 1-2578, Ohio Edison Company.)

    10-23 - Agreement entered into as of October 20, 1981, among the CAPCO Companies regarding the use of Quarto Coal at Mansfield Units Nos. 1, 2 and 3. (1981 Form 10-K,
              Exhibit 20-1, File No. 1-2578, Ohio Edison Company.)

    10-24 - Restated Option Agreement dated as of May 1, 1983, by and between The North American Coal Corporation and the CAPCO Companies. (1983 Form 10-K, Exhibit 19-1, File No. 1-2578, Ohio Edison Company.)

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

    10-27  -  Amendment No. 2 dated as of September 15, 1978, to
              Trust Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee, together with Amendment No. 2 dated as of September 15, 1978, to Bond Guaranty dated as of October 1, 1973, as amended, between the CAPCO Group and National City Bank, as Bond Trustee. (Registration Statement No. 2-68906, Exhibits 5 (e) (11) and 5 (e) (12).)

    10-28  -  Amendment No. 3 dated as of October 31, 1980, to Trust
              Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee. (Registration Statement No. 2-68906, Exhibit 10-16.)

    10-29  -  Amendment No. 4 dated as of July 1, 1985, to Trust
              Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee. (1985 Form 10-K, Exhibit 10-28, File No. 1-2578, Ohio Edison Company.)

    10-30  -  Amendment No. 5 dated as of May 1, 1986, to Trust
              Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee. (1986 Form 10-K, Exhibit 10-30, File No. 1-2578, Ohio Edison Company.)

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

    10-40 - Restructuring Agreement dated as of April 1, 1985, among Quarto Mining Company, the CAPCO Companies, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in schedules thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (1985 Form 10-K,
              Exhibit 10-33, File No. 1-2578, Ohio Edison Company.)

    10-41 - Unsecured Note Guaranty dated as of July 1, 1985, by the CAPCO Companies to General Electric Credit
              Corporation. (1985 Form 10-K, Exhibit 10-34, File No. 1-2578, Ohio Edison Company.)

    10-42 - Memorandum of Understanding dated as of March 31, 1985, among the CAPCO Companies. (1985 Form 10-K, Exhibit 10-35, File No. 1-2578, Ohio Edison Company.)

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
              Executive Retirement Plan. (1995 Form 10-K, Exhibit 10-47, File No. 1-2578, Ohio Edison Company.)

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

    10-49 - Operating Agreement for W. H. Sammis Unit No. 7 dated as of September 1, 1971, by and between the CAPCO
              Companies. (1987 Form 10-K, Exhibit 28-26, File No. 1-2578, Ohio Edison Company.)

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

    10-52  -  Supplement No. 1 dated as of April 28, 1987, to the OE-
              PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-29, File No. 1-2578, of Ohio Edison Company.)

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

(A)  13.4  -  1998 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the Securities and Exchange Commission.)

(A)  23.3  -  Consent of Independent Public Accountants.

(A)  27.4  -  Financial Data Schedule

(A)  Provided herein in electronic format as an exhibit.

(B) Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

     Pursuant to Rule 14a - 3(10) of the Securities Exchange Act of 1934, the Company will furnish any exhibit in this Report upon the payment of the Company's expenses in furnishing such exhibit.


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
           Nos. 1-9130, 1-2323 and 1-3583).

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

10b(1)(a)- CAPCO Administration Agreement dated November 1, 1971, as of September 14, 1967, among the CAPCO Group members regarding the organization and procedures for implementing the objectives of the CAPCO Group (Exhibit 5(p), Amendment No. 1, File No. 2-42230, filed by Cleveland Electric).

10b(1)(b)- Amendment No. 1, dated January 4, 1974, to CAPCO
           Administration Agreement among the CAPCO Group members
           (Exhibit 5(c)(3), File No. 2-68906, filed by Ohio Edison).

10b(2)  -  CAPCO Transmission Facilities Agreement dated November 1,
           1971, as of September 14, 1967, among the CAPCO Group members regarding the installation, operation and maintenance of transmission facilities to carry out the objectives of the CAPCO Group (Exhibit 5(q), Amendment No. 1, File No. 2-42230, filed by Cleveland Electric).

10b(2)(1)- Amendment No. 1 to CAPCO Transmission Facilities
           Agreement, dated December 23, 1993 and effective as of January 1, 1993, among the CAPCO Group members regarding requirements for payment of invoices at specified times, for payment of interest on non-timely paid invoices, for restricting adjustment of invoices after a four-year period, and for revising the method for computing the Investment Responsibility charge for use of a member's transmission facilities (Exhibit 10b(2)(1), 1993 Form 10-K, File Nos. 1-9130, 1-2323 and 1-3583).

10b(3)  -  CAPCO Basic Operating Agreement As Amended January 1, 1993
           among the CAPCO Group members regarding coordinated operation of the members' systems (Exhibit 10b(3), 1993 Form 10-K, File Nos. 1-9130, 1-2323 and 1-3583).

10b(4)  -  Agreement for the Termination or Construction of Certain
           Agreement By and Among the CAPCO Group members, dated December 23, 1993 and effective as of September 1, 1980 (Exhibit 10b(4), 1993 Form 10-K, File Nos. 1-9130, 1-2323
           and 1-3583).

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

10d(1)(a)- Form of Collateral Trust Indenture among CTC Beaver Valley
           Funding Corporation, Cleveland Electric, Toledo Edison and Irving Trust Company, as Trustee (Exhibit 4(a), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(1)(b)- Form of Supplemental Indenture to Collateral Trust
           Indenture constituting Exhibit 10d(1)(a) above, including form of Secured Lease Obligation Bond (Exhibit 4(b), File No. 33-18755, filed by Cleveland Electric and Toledo
           Edison).

10d(1)(c)- Form of Collateral Trust Indenture among Beaver Valley II
           Funding Corporation, The Cleveland Electric Illuminating Company and The Toledo Edison Company and The Bank of New York, as Trustee (Exhibit (4) (a), File No. 33-46665, filed by Cleveland Electric and Toledo Edison).

10d(1)(d)- Form of Supplemental Indenture to Collateral Trust
           Indenture constituting Exhibit 10d(1)(c) above, including form of Secured Lease Obligation Bond (Exhibit (4) (b), File No. 33-46665, filed by Cleveland Electric and Toledo Edison).
10d(2)(a)- Form of Collateral Trust Indenture among CTC Mansfield
           Funding Corporation, Cleveland Electric, Toledo Edison and IBJ Schroder Bank & Trust Company, as Trustee (Exhibit 4(a), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

10d(2)(b)- Form of Supplemental Indenture to Collateral Trust
           Indenture constituting Exhibit 10d(2)(a) above, including forms of Secured Lease Obligation Bonds (Exhibit 4(b),
           File No. 33-20128, filed by Cleveland Electric and Toledo
           Edison).

10d(3)(a)- Form of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the limited partnership Owner Participant named therein, Lessor, and Cleveland Electric and Toledo Edison, Lessees (Exhibit 4(c), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(3)(b)- Form of Amendment No. 1 to Facility Lease constituting
           Exhibit 10d(3)(a) above (Exhibit 4(e), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(4)(a)- Form of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the corporate Owner Participant named therein, Lessor, and Cleveland Electric and Toledo Edison, Lessees (Exhibit 4(d), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(4)(b)- Form of Amendment No. 1 to Facility Lease constituting
           Exhibit 10d(4)(a) above (Exhibit 4(f), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(5)(a)- Form of Facility Lease dated as of September 30, 1987 between Meridian Trust Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Lessor, and Cleveland Electric and Toledo Edison, Lessees (Exhibit 4(c), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

10d(5)(b)- Form of Amendment No. 1 to the Facility Lease constituting
           Exhibit 10d(5)(a) above (Exhibit 4(f), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

10d(6)(a)- Form of Participation Agreement dated as of September 15,
           1987 among the limited partnership Owner participant named therein, the Original Loan Participants listed in Schedule 1 thereto, as Original Loan Participants, CTC Beaver Valley Fund Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Cleveland Electric and Toledo Edison, as Lessees (Exhibit 28(a), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).
10d(6)(b)- Form of Amendment No. 1 to Participation Agreement
           constituting Exhibit 10d(6) (a) above (Exhibit 28(c), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(7)(a)- Form of Participation Agreement dated as of September 15,
           1987 among the corporate Owner Participant named therein, the Original Loan Participants listed in Schedule 1 thereto, as Owner Loan Participants, CTC Beaver Valley Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Cleveland Electric and Toledo Edison, as Lessees (Exhibit 28(b), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(7)(b)- Form of Amendment No. 1 to Participation Agreement
           constituting Exhibit 10d(7) (a) above (Exhibit 28(d), File No. 33-18755, filed by Cleveland Electric and Toledo
           Edison).

10d(8)(a)- Form of Participation Agreement dated as of September 30,
           1987 among the Owner Participant named therein, the Original Loan Participants listed in Schedule II thereto, as Owner Loan Participants, CTC Mansfield Funding Corporation, Meridian Trust Company, as Owner Trustee, IBJ Schroder Bank & Trust Company, as Indenture Trustee, and Cleveland Electric and Toledo Edison, as Lessees (Exhibit 28(a), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

10d(8)(b)- Form of Amendment No. 1 to the Participation Agreement
           constituting Exhibit 10d(8) (a) above (Exhibit 28(b), File No. 33-20128, filed by Cleveland Electric and Toledo
           Edison).

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

10d(20)(a)-Form of Amendment No. 2 to Facility Lease among Citicorp
           Lescaman, Inc., Cleveland Electric and Toledo Edison
           (Exhibit 10(a), Form S-4 File No. 333-47651, filed by
           Cleveland Electric).

10d(20)(b)-Form of Amendment No. 3 to Facility Lease among Citicorp
           Lescaman, Inc., Cleveland Electric and Toledo Edison
           (Exhibit 10(b), Form S-4 File No. 333-47651, filed by
           Cleveland Electric).

10d(21)(a)-Form of Amendment No. 2 to Facility Lease among US West
           Financial Services, Inc., Cleveland Electric and Toledo Edison (Exhibit 10(c), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10d(21)(b)-Form of Amendment No. 3 to Facility Lease among US West
           Financial Services, Inc., Cleveland Electric and Toledo Edison (Exhibit 10(d), Form S-4 File No. 333-47651, filed by Cleveland Electric).

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

(B)4b(1)- Mortgage and Deed of Trust between CEI and Guaranty Trust Company of New York (now The Chase Manhattan Bank
           (National Association)), as Trustee, dated July 1, 1940 (Exhibit 7(a), File No. 2-4450).

           Supplemental Indentures between CEI and the Trustee, supplemental to Exhibit 4b(1), dated as follows:

4b(2)   -  July 1, 1940 (Exhibit 7(b), File No. 2-4450).
4b(3)   -  August 18, 1944 (Exhibit 4(c), File No. 2-9887).
4b(4)   -  December 1, 1947 (Exhibit 7(d), File No. 2-7306).
4b(5)   -  September 1, 1950 (Exhibit 7(c), File No. 2-8587).
4b(6)   -  June 1, 1951 (Exhibit 7(f), File No. 2-8994).
4b(7)   -  May 1, 1954 (Exhibit 4(d), File No. 2-10830).
4b(8)   -  March 1, 1958 (Exhibit 2(a)(4), File No. 2-13839).
4b(9)   -  April 1, 1959 (Exhibit 2(a)(4), File No. 2-14753).
4b(10)  -  December 20, 1967 (Exhibit 2(a)(4), File No. 2-30759).
4b(11)  -  January 15, 1969 (Exhibit 2(a)(5), File No. 2-30759).
4b(12)  -  November 1, 1969 (Exhibit 2(a)(4), File No. 2-35008).
4b(13)  -  June 1, 1970 (Exhibit 2(a)(4), File No. 2-37235).
4b(14)  -  November 15, 1970 (Exhibit 2(a)(4), File No. 2-38460).
4b(15)  -  May 1, 1974 (Exhibit 2(a)(4), File No. 2-50537).
4b(16)  -  April 15, 1975 (Exhibit 2(a)(4), File No. 2-52995).
4b(17)  -  April 16, 1975 (Exhibit 2(a)(4), File No. 2-53309).
4b(18)  -  May 28, 1975 (Exhibit 2(c), June 5, 1975 Form 8-A, File
           No. 1-2323).
4b(19)  -  February 1, 1976 (Exhibit 3(d)(6), 1975 Form 10-K, File
           No. 1-2323).
4b(20)  -  November 23, 1976 (Exhibit 2(a)(4), File No. 2-57375).
4b(21)  -  July 26, 1977 (Exhibit 2(a)(4), File No. 2-59401).
4b(22)  -  September 27, 1977 (Exhibit 2(a)(5), File No. 2-67221).
4b(23)  -  May 1, 1978 (Exhibit 2(b), June 30, 1978 Form 10-Q, File
           No. 1-2323).
4b(24)  -  September 1, 1979 (Exhibit 2(a), September 30, 1979 Form
           10-Q, File No. 1-2323).
4b(25)  -  April 1, 1980 (Exhibit 4(a)(2), September 30, 1980 Form
           10-Q, File No. 1-2323).
4b(26)  -  April 15, 1980 (Exhibit 4(b), September 30, 1980 Form 10-
           Q, File No. 1-2323).
4b(27)  -  May 28, 1980 (Exhibit 2(a)(4), Amendment No. 1, File No.
           2-67221).
4b(28)  -  June 9, 1980 (Exhibit 4(d), September 30, 1980 Form 10-Q,
           File No. 1-2323).
4b(29)  -  December 1, 1980 (Exhibit 4(b) (29), 1980 Form 10-K, File
           No. 1-2323).
4b(30)  -  July 28, 1981 (Exhibit 4(a), September 30, 1981, Form 10-
           Q, File No. 1-2323).
4b(31)  -  August 1, 1981 (Exhibit 4(b), September 30, 1981, Form 10-
           Q, File No. 1-2323).
4b(32)  -  March 1, 1982 (Exhibit 4(b)(3), Amendment No. 1, File No.
           2-76029).
4b(33)  -  July 15, 1982 (Exhibit 4(a), September 30, 1982 Form 10-Q,
           File No. 1-2323).
4b(34)  -  September 1, 1982 (Exhibit 4(a)(1), September 30, 1982
           Form 10-Q, File No. 1-2323).
4b(35)  -  November 1, 1982 (Exhibit 4(a)(2), September 30, 1982 Form
           10-Q, File No. 1-2323).
4b(36)  -  November 15, 1982 (Exhibit 4(b)(36), 1982 Form 10-K, File
           No. 1-2323).
4b(37)  -  May 24, 1983 (Exhibit 4(a), June 30, 1983 Form 10-Q, File
           No. 1-2323).
4b(38)  -  May 1, 1984 (Exhibit 4, June 30, 1984 Form 10-Q, File No.
           1-2323).
4b(39)  -  May 23, 1984 (Exhibit 4, May 22, 1984 Form 8-K, File No.
           1-2323).
4b(40)  -  June 27, 1984 (Exhibit 4, June 11, 1984 Form 8-K, File No.
           1-2323).
4b(41)  -  September 4, 1984 (Exhibit 4b(41), 1984 Form 10-K, File
           No. 1-2323).
4b(42)  -  November 14, 1984 (Exhibit 4b(42), 1984 Form 10-K, File
           No. 1-2323).
4b(43)  -  November 15, 1984 (Exhibit 4b(43), 1984 Form 10-K, File
           No. 1-2323).
4b(44)  -  April 15, 1985 (Exhibit 4(a), May 8, 1985 Form 8-K, File
           No. 1-2323).
4b(45)  -  May 28, 1985 (Exhibit 4(b), May 8, 1985 Form 8-K, File No.
           1-2323).
4b(46)  -  August 1, 1985 (Exhibit 4, September 30, 1985 Form 10-Q,
           File No. 1-2323).
4b(47)  -  September 1, 1985 (Exhibit 4, September 30, 1985 form 8-K,
           File No. 1-2323).
4b(48)  -  November 1, 1985 (Exhibit 4, January 31, 1986 Form 8-K,
           File No. 1-2323).
4b(49)  -  April 15, 19 86 (Exhibit 4, March 31, 1986 Form 10-Q, File
           No. 1-2323).
4b(50)  -  May 14, 1986 (Exhibit 4(a), June 30, 1986 Form 10-Q, File
           No. 1-2323).
4b(51)  -  May 15, 1986 (Exhibit 4(b), June 30, 1986 Form 10-Q, File
           No. 1-2323).
4b(52)  -  February 25, 1987 (Exhibit 4b(52), 1986 Form 10-K, File
           No. 1-2323).
4b(53)  -  October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-Q,
           File No. 1-2323).
4b(54)  -  February 24, 1988 (Exhibit 4b(54), 1987 Form 10-K, File
           No. 1-2323).
4b(55)  -  September 15, 1988 (Exhibit 4b(55), 1988 Form 10-K, File
           No. 1-2323).
4b(56)  -  May 15, 1989 (Exhibit 4(a)(2)(i), File No. 33-32724).
4b(57)  -  June 13, 1989 (Exhibit 4(a)(2)(ii), File No. 33-32724).
4b(58)  -  October 15, 1989 (Exhibit 4(a)(2)(iii), File No. 33-
           32724).
4b(59)  -  January 1, 1990 (Exhibit 4b(59), 1989 Form 10-K, File No.
           1-2323).
4b(60)  -  June 1, 1990 (Exhibit 4(a), September 30, 1990 Form 10-Q,
           File No. 1-2323).
4b(61)  -  August 1, 1990 (Exhibit 4(b), September 30, 1990 Form 10-
           Q, File No. 1-2323).
4b(62)  -  May 1, 1991 (Exhibit 4(a), June 30, 1991 Form 10-Q, File
           No.
4b(63)  -  May 1, 1992 (Exhibit 4(a)(3), File No. 33-48845).
4b(64)  -  July 31, 1992 (Exhibit 4(a)(3), File No. 33-57292).
4b(65)  -  January 1, 1993 (Exhibit 4b(65), 1992 Form 10-K, File No.
           1-2323).
4b(66)  -  February 1, 1993 (Exhibit 4b(66), 1992 Form 10-K, File No.
           1-2323).
4b(67)  -  May 20, 1993 (Exhibit 4(a), July 14, 1993 Form 8-K, File
           No. 1-2323).
4b(68)  -  June 1, 1993 (Exhibit 4(b), July 14, 1993 Form 8-K, File
           No. 1-2323).
4b(69)  -  September 15, 1994 (Exhibit 4(a), September 30, 1994 Form
           10-Q, File No. 1-2323).
4b(70)  -  May 1, 1995 (Exhibit 4(a), September 30, 1995 Form 10-Q,
           File No. 1-2323).
4b(71)  -  May 2, 1995 (Exhibit 4(b), September 30, 1995 Form 10-Q,
           File No. 1-2323).
4b(72)  -  June 1, 1995 (Exhibit 4(c), September 30, 1995 Form 10-Q,
           File No. 1-2323).
4b(73)  -  July 15, 1995 (Exhibit 4b(73), 1995 Form 10-K, File No. 1-
           2323).
4b(74)  -  August 1, 1995 (Exhibit 4b(74), 1995 Form 10-K, File No.
           1-2323).
4b(75)  -  June 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-35931,
           filed by Cleveland Electric and Toledo Edison).
4b(76)  -  October 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-
           47651, filed by Cleveland Electric).
4b(77)  -  June 1, 1998 (Exhibit 4b(77), Form S-4 File No. 333-
           72891).
4b(78)  -  October 1, 1998 (Exhibit 4b(78), Form S-4 File No. 333-
           72891).
4b(79)  -  October 1, 1998 (Exhibit 4b(79), Form S-4 File No. 333-
           72891).
4b(80)  -  February 24, 1999 (Exhibit 4b(80), Form S-4 File No. 333-
           72891).

4c      -  Open-End Subordinate Indenture of Mortgage between The
           Cleveland Electric Illuminating Company and Bank One, Columbus, N.A., as Trustee, Dated as of June 1, 1994 (Exhibit 4(a), August 26, 1994 Form 8-K, File No. 1-2323).

4d      -  Form of Note Indenture between Cleveland Electric and The
           Chase Manhattan Bank, as Trustee dated as of October 24, 1997 (Exhibit 4(b), Form S-4 File No. 333-47651, filed by Cleveland Electric).

4d(1)   -  Form of Supplemental Note Indenture between Cleveland
           Electric and The Chase Manhattan Bank, as Trustee dated as of October 24, 1997 (Exhibit 4(c), Form S-4 File No. 333-47651, filed by Cleveland Electric).

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

  10-3 - Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-43102,
           Exhibit 5(c)(3).)

  10-4  -  Amendment No. 1 dated as of January 1, 1993 to
           Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (1993 Form 10-K,
           Exhibit 10-4.)

  10-5  -  Agreement for the Termination or Construction of Certain
           Agreements effective September 1, 1980 October 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-47651, filed by
           Cleveland Electric).

(A)13.2 -  1998 Annual Report to Stockholders. (only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

(A)21.2 -  List of Subsidiaries of the Registrant at December 31,
           1998.

(A)23.2 -  Consent of Independent Public Accountants.

(A)27.2 -  Financial Data Schedule.

(A)     -  Provided herein in electronic format as an exhibit.

(B)     -  Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of
           Regulation S-K, CEI has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of the CEI, but hereby agrees to furnish to the Commission on request any such instruments.

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

(B)4b(1)- Indenture, dated as of April 1, 1947, between TE and The Chase National Bank of the City of New York (now The Manhattan Bank (National Association)) (Exhibit 2(b), File No. 2-26908).
        Supplemental Indentures between TE and the Trustee, Supplemental to Exhibit 4b(1), dated as follows:
4b(2)   -  September 1, 1948 (Exhibit 2(d), File No. 2-26908).
4b(3)   -  April 1, 1949 (Exhibit 2(e), File No. 2-26908).
4b(4)   -  December 1, 1950 (Exhibit 2(f), File No. 2-26908).
4b(5)   -  March 1, 1954 (Exhibit 2(g), File No. 2-26908).
4b(6)   -  February 1, 1956 (Exhibit 2(h), File No. 2-26908).
4b(7)   -  May 1, 1958 (Exhibit 5(g), File No. 2-59794).
4b(8)   -  August 1, 1967 (Exhibit 2(c), File No. 2-26908).
4b(9)   -  November 1, 1970 (Exhibit 2(c), File No. 2-38569).
4b(10)  -  August 1, 1972 (Exhibit 2(c), File No. 2-44873).
4b(11)  -  November 1, 1973 (Exhibit 2(c), File No. 2-49428).
4b(12)  -  July 1, 1974 (Exhibit 2(c), File No. 2-51429).
4b(13)  -  October 1, 1975 (Exhibit 2(c), File No. 2-54627).
4b(14)  -  June 1, 1976 (Exhibit 2(c), File No. 2-56396).
4b(15)  -  October 1, 1978 (Exhibit 2(c), File No. 2-62568).
4b(16)  -  September 1, 1979 (Exhibit 2(c), File No. 2-65350).
4b(17)  -  September 1, 1980 (Exhibit 4(s), File No. 2-69190).
4b(18)  -  October 1, 1980 (Exhibit 4(c), File No. 2-69190).
4b(19)  -  April 1, 1981 (Exhibit 4(c), File No. 2-71580).
4b(20)  -  November 1, 1981 (Exhibit 4(c), File No. 2-74485).
4b(21)  -  June 1, 1982 (Exhibit 4(c), File No. 2-77763).
4b(22)  -  September 1, 1982 (Exhibit 4(x), File No. 2-87323).
4b(23)  -  April 1, 1983 (Exhibit 4(c), March 31, 1983 Form 10-Q,
           File No. 1-3583).
4b(24)  -  December 1, 1983 (Exhibit 4(x), 1983 Form 10-K, File No.
           1-3583).
4b(25)  -  April 1, 1984 (Exhibit 4(c), File No. 2-90059).
4b(26)  -  October 15, 1984 (Exhibit 4(z), 1984 Form 10-K, File No.
           1-3583).
4b(27)  -  October 15, 1984 (Exhibit 4(aa), 1984 Form 10-K, File No.
           1-3583).
4b(28)  -  August 1, 1985 (Exhibit 4(dd), File No. 33-1689).
4b(29)  -  August 1, 1985 (Exhibit 4(ee), File No. 33-1689).
4b(30)  -  December 1, 1985 (Exhibit 4(c), File No. 33-1689).
4b(31)  -  March 1, 1986 (Exhibit 4b(31), 1986 Form 10-K, File No. 1-
           3583).
4b(32)  -  October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-Q,
           File No. 1-3583).
4b(33)  -  September 15, 1988 (Exhibit 4b(33), 1988 Form 10-K, File
           No. 1-3583).
4b(34)  -  June 15, 1989 (Exhibit 4b(34), 1989 Form 10-K, File No. 1-
           3583).
4b(35)  -  October 15, 1989 (Exhibit 4b(35), 1989 Form 10-K, File No.
           1-3583).
4b(36)  -  May 15, 1990 (Exhibit 4, June 30, 1990 Form 10-Q, File No.
           1-3583).
4b(37)  -  March 1, 1991 (Exhibit 4(b), June 30, 1991 Form 10-Q, File
           No. 1-3583).
4b(38)  -  May 1, 1992 (Exhibit 4(a)(3), File No. 33-48844).
4b(39)  -  August 1, 1992 (Exhibit 4b(39), 1992 Form 10-K, File No.
           1-3583).
4b(40)  -  October 1, 1992 (Exhibit 4b(40), 1992 Form 10-K, File No.
           1-3583).
4b(41)  -  January 1, 1993 (Exhibit 4b(41), 1992 Form 10-K, File No.
           1-3583).
4b(42)  -  September 15, 1994 (Exhibit 4(b), September 30, 1994 Form
           10-Q, File No. 1-3583).
4b(43)  -  May 1, 1995 (Exhibit 4(d), September 30, 1995 Form 10-Q,
           File No. 1-3583).
4b(44)  -  June 1, 1995 (Exhibit 4(e), September 30, 1995 Form 10-Q,
           File No. 1-3583).
4b(45)  -  July 14, 1995 (Exhibit 4(f), September 30, 1995 Form 10-Q,
           File No. 1-3583).
4b(46)  -  July 15, 1995 (Exhibit 4(g), September 30, 1995 Form 10-Q,
           File No. 1-3583).
(A)4b(47)- August 1, 1997
(A)4b(48)- June 1, 1998
   4c    - Open-End Subordinate Indenture of Mortgage between The
           Toledo Edison Company and Bank One, Columbus, N.A., as Trustee, dated as of June 1, 1994 (Exhibit 4(b), August 26, 1994 Form 8-K, File No. 1-3583).

(A) 13.3-  1998 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

(A)21.3 -  List of Subsidiaries of the Registrant at December 31,
           1998.

(A)27.3 -  Financial Data Schedule.

(A)        Provided herein in electronic format as an exhibit.

(B) Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K, TE has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of TE, but hereby agrees to furnish to the Commission on request any such instruments.

          (b)  Reports on Form 8-K

          FirstEnergy, OE, CEI, TE, Penn-
          -------------------------------

          One combined report on Form 8-K was filed since September 30, 1998. A report dated October 15, 1998 reported that FirstEnergy will transfer its transmission assets into a new subsidiary and has signed an agreement in principle with Duquesne Light Company (Duquesne) that would result in an exchange of certain generating assets between FirstEnergy's operating subsidiaries and Duquesne.

          FirstEnergy-
          -----------

          The Company filed two reports on Form 8-K since September 30, 1998. A report dated November 9, 1998 reported a Company common stock repurchase program and a report dated December 17, 1998, reported estimated adverse effects on fourth quarter 1998 earnings.

          OE, CEI, TE and Penn
          --------------------
          None

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the Stockholders and Board of Directors of FirstEnergy Corp.:


          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in FirstEnergy Corp.'s Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 12, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.












                                 ARTHUR ANDERSEN LLP







Cleveland, Ohio
February 12, 1999

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of Ohio Edison Company:


          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Ohio Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 12, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.
















                                   ARTHUR ANDERSEN LLP






Cleveland, Ohio
February 12, 1999


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of The Cleveland Electric Illuminating Company:


          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The Cleveland Electric Illuminating Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 12, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.














                                   ARTHUR ANDERSEN LLP






Cleveland, Ohio
February 12, 1999


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders and Board of Directors of The Toledo Edison
Company:


          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The Toledo Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 12, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.









                              ARTHUR ANDERSEN LLP







Cleveland, Ohio
February 12, 1999


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders and Board of Directors of Pennsylvania Power
Company:


          We have audited, in accordance with generally accepted auditing standards, the financial statements included in Pennsylvania Power Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 12, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.














                                  ARTHUR ANDERSEN LLP







Cleveland, Ohio
February 12, 1999

                                                                                          SCHEDULE II

                                         FIRSTENERGY CORP.

                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                             Additions
                                                       --------------------
                                                                    Charged
                                           Beginning    Charged     to Other                  Ending
       Description                          Balance    to Income    Accounts     Deductions   Balance
       -----------                         ---------   ---------    --------     ----------   -------
                                                                  (In Thousands)
Year Ended December 31, 1998:

  Accumulated provision for
    uncollectible accounts  - customers     $5,618      $28,984     $2,290 (a)   $30,495 (b)  $ 6,397
                                            ======      =======     ======       =======      =======
                            - other         $4,026      $45,836     $   42 (a)   $ 3,653 (b)  $46,251
                                            ======      =======     ======       =======      =======

Year Ended December 31, 1997:

  Accumulated provision for
    uncollectible accounts  - customers     $2,306      $13,565     $2,277 (a)   $12,530 (b)  $ 5,618
                                            ======      =======     ======       =======      =======
                            - other         $   --      $   941     $4,808 (c)   $ 1,723      $ 4,026
                                            ======      =======     ======       =======      =======

Year Ended December 31, 1996:

  Accumulated provision for
    uncollectible accounts -                $2,528      $6,949      $2,008 (a)   $ 9,179 (b)  $ 2,306
                                            ======      ======      ======       =======      =======


-------------------


(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.
(c)  Includes the $4,026,000 effect of the FirstEnergy merger on November 8, 1997.


                                                                                         SCHEDULE II



                                        OHIO EDISON COMPANY

                          CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            Additions
                                                       --------------------
                                                                    Charged
                                           Beginning    Charged     to Other                  Ending
       Description                          Balance    to Income    Accounts     Deductions   Balance
       -----------                         ---------   ---------    --------     ----------   -------
                                                                 (In Thousands)
Year Ended December 31, 1998:

  Accumulated provision for
    uncollectible accounts                  $5,618       $ 7,933    $2,290 (a)    $9,444 (b)  $6,397
                                            ======       =======    ======        ======      ======


Year Ended December 31, 1997:

  Accumulated provision for
    uncollectible accounts                  $2,306       $10,979    $2,277 (a)    $9,944 (b)  $5,618
                                            ======       =======    ======        ======      ======


Year Ended December 31, 1996:

  Accumulated provision for
    uncollectible accounts                  $2,528       $ 6,949    $2,008 (a)    $9,179 (b)  $2,306
                                            ======       =======    ======        ======      ======

-------------------

(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.


                                                                                     SCHEDULE II


                             THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             Additions
                                                       --------------------
                                                                    Charged
                                           Beginning    Charged     to Other                    Ending
       Description                          Balance    to Income    Accounts  Deductions       Balance
       -----------                         ---------   ---------    --------  ----------       -------
                                                                 (In Thousands)
Year Ended December 31, 1998:

  Accumulated provision for
    uncollectible accounts                  $1,226     $   (16)     $   42 (a)  $   761 (b)     $  491
                                            ======     =======      ======      =======         ======

Year Ended December 31, 1997:

  Accumulated provision for
    uncollectible accounts:
    Nov. 8 - Dec. 31, 1997                  $1,226     $ 2,331      $  216 (a)  $ 2,547 (b)     $1,226
                                            ======     =======      ======      =======         ======
-------------------------------------------------------------------------------------------------------
    Jan. 1 - Nov. 7, 1997                   $   58     $12,853      $1,366 (a)  $13,051 (b)     $1,226
                                            ======     =======      ======      =======         ======

Year Ended December 31, 1996:

  Accumulated provision for
  uncollectible accounts                    $2,326     $14,872      $1,353 (a)  $18,493 (b)(c)  $   58
                                            ======     =======      ======      =======         ======


-------------------

(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.
(c)  Sale of retail customer accounts receivable net of Accumulated Provision for Uncollectible
     Accounts.

</TABLE


                                                                                          SCHEDULE II



                                     THE TOLEDO EDISON COMPANY

                          CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                            Additions
                                                       --------------------
                                                                    Charged
                                           Beginning    Charged     to Other                    Ending
       Description                          Balance    to Income    Accounts  Deductions       Balance
       -----------                         ---------   ---------    --------  ----------       -------
                                                                 (In Thousands)
Year Ended December 31, 1998:
  Accumulated provision for
    uncollectible accounts                  $2,800      $  192     $   --      $2,892 (b)     $  100
                                            ======      ======     ======      ======         ======

Year Ended December 31, 1997:

  Accumulated provision for
    uncollectible accounts:
    Nov. 8 - Dec. 31, 1997                  $2,800      $1,196     $  566 (a)  $1,762 (b)      $2,800
                                            ======      ======     ======      =======         ======
----------------------------------------------------------------------------------------------------
    Jan. 1 - Nov. 7, 1997                   $  100      $9,367     $1,797 (a)  $8,464 (b)      $2,800
                                            ======      ======     ======      =======         ======

Year Ended December 31, 1996:

  Accumulated provision for
    uncollectible accounts                  $1,046      $6,223     $1,879 (a)  $ 9,048 (b)(c)  $  100
                                            ======      ======     ======      =======         ======



-------------------

(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.
(c)  Sale of retail customer accounts receivable net of Accumulated Provision for Uncollectible
     Accounts.


                                                                                          SCHEDULE II

                                     PENNSYLVANIA POWER COMPANY

                                  VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            Additions
                                                       --------------------
                                                                    Charged
                                           Beginning    Charged     to Other                    Ending
       Description                          Balance    to Income    Accounts  Deductions       Balance
       -----------                         ---------   ---------    --------  ----------       -------
                                                                 (In Thousands)

Year Ended December 31, 1998:

  Accumulated provision for
    uncollectible accounts                  $3,609      $1,242        $409 (a)   $1,661 (b)    $3,599
                                            ======      ======        ====       ======        ======


Year Ended December 31, 1997:

  Accumulated provision for
    uncollectible accounts                  $  569      $4,409        $397 (a)  $1,766 (b)     $3,609
                                            ======      ======        ====      ======         ======


Year Ended December 31, 1996:

  Accumulated provision for
    uncollectible accounts                  $  563      $1,308        $362 (a)  $1,664 (b)     $  569
                                            ======      ======        ====      ======         ======



-------------------

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

                                    FIRSTENERGY CORP.


                                    BY /s/  W. R. Holland
                                       --------------------------
                                            W. R. Holland
                                            Chairman of the Board
                                            and Chief Executive Officer

Date: March 16, 1999


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/  W. R. Holland                   /s/  H. P. Burg
------------------------------       ----------------------------------
     W. R. Holland                        H. P. Burg
     Chairman of the Board                President and Chief Operating
     and Chief Executive Officer          Officer and Director
     and Director (Principal
     Executive Officer)


/s/  Richard H. Marsh                /s/  Harvey L. Wagner
---------------------------------    ----------------------------------
     Richard H. Marsh                     Harvey L. Wagner
     Vice President and Chief             Controller
     Financial Officer                    (Principal Accounting Officer)
(Principal Financial Officer)


                                     /s/  Glenn H. Meadows
---------------------------------    ----------------------------------
     Carol A. Cartwright                  Glenn H. Meadows
     Director                             Director


/s/  William F. Conway               /s/  Paul J. Powers
---------------------------------    ----------------------------------
     William F. Conway                    Paul J. Powers
     Director                             Director


/s/  Robert B. Heisler, Jr.          /s/  Robert C. Savage
---------------------------------    ----------------------------------
     Robert B. Heisler, Jr.               Robert C. Savage
     Director                             Director


/s/  Robert L. Loughhead             /s/  George M. Smart
---------------------------------    ----------------------------------
     Robert L. Loughhead                  George M. Smart
     Director                             Director


/s/  Russell W. Maier                /s/  Jesse T. Williams, Sr.
---------------------------------    ----------------------------------
     Russell W. Maier                     Jesse T. Williams, Sr.
     Director                             Director


Date: March 16, 1999

                             SIGNATURES





          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OHIO EDISON COMPANY


                                   BY /s/  H. P. Burg
                                      ---------------------------------
                                           H. P. Burg
                                           President


Date: March 16, 1999




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/  H. P. Burg                      /s/  R. H. Marsh
---------------------------------    ----------------------------------
     H. P. Burg                           R. H. Marsh
     President and Director               Vice President
    (Principal Executive Officer)        (Principal Financial Officer)




/s/  Harvey L. Wagner                /s/  W. R. Holland
---------------------------------    ----------------------------------
     Harvey L. Wagner                     W. R. Holland
     Controller                           Director
    (Principal Accounting Officer)




/s/  Anthony J. Alexander
---------------------------------
     Anthony J. Alexander
     Director







Date:  March 16, 1999

                              SIGNATURES





          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE CLEVELAND ELECTRIC
                                    ILLUMINATING COMPANY


                                   BY /s/  H. P. Burg
                                      ---------------------------------
                                           H. P. Burg
                                           President


Date: March 16, 1999




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/  H. P. Burg                      /s/  R. H. Marsh
---------------------------------    ----------------------------------
     H. P. Burg                           R. H. Marsh
     President and Director               Vice President
    (Principal Executive Officer)        (Principal Financial Officer)





/s/  Harvey L. Wagner                /s/  W. R. Holland
---------------------------------    ----------------------------------
     Harvey L. Wagner                     W. R. Holland
     Controller                           Director
    (Principal Accounting Officer)


/s/  Anthony J. Alexander
---------------------------------
     Anthony J. Alexander
     Director







Date:  March 16, 1999

                            SIGNATURES





          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  THE TOLEDO EDISON COMPANY


                                  BY /s/  H. P. Burg
                                     ----------------------------------
                                          H. P. Burg
                                          President


Date: March 16, 1999




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:




/s/  H. P. Burg                      /s/  R. H. Marsh
---------------------------------    ----------------------------------
     H. P. Burg                           R. H. Marsh
     President and Director               Vice President
    (Principal Executive Officer)        (Principal Financial Officer)




/s/  Harvey L. Wagner                /s/  W. R. Holland
---------------------------------    ----------------------------------
     Harvey L. Wagner                     W. R. Holland
     Controller                           Director
    (Principal Accounting Officer)



/s/  Anthony J. Alexander
---------------------------------
     Anthony J. Alexander
     Director







Date:  March 16, 1999

                              SIGNATURES




          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PENNSYLVANIA POWER COMPANY


                                BY /s/  Willard R. Holland
                                   ------------------------------------
                                        Willard R. Holland
                                        Chairman of the Board and
                                        Chief Executive Officer


Date: March 16, 1999




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:




/s/  Willard R. Holland              /s/  Richard H. Marsh
---------------------------------    ----------------------------------
     Willard R. Holland                   Richard H. Marsh
     Chairman of the Board and            Vice President
     Chief Executive Officer             (Principal Financial Officer)
    (Principal Executive Officer)




/s/  Harvey L. Wagner                /s/  H. Peter Burg
---------------------------------    ----------------------------------
     Harvey L. Wagner                     H. Peter Burg
     Comptroller                          Director
    (Principal Accounting Officer)

/s/  Anthony J. Alexander
---------------------------------
     Anthony J. Alexander
     Director







Date:  March 16, 1999