Form 10-Q
period 1999-03-31
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 1999-05-14
CIK 1031296, 20947, 73960, 77278, 352049

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999

                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes   X    No
    ____     ____

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      OUTSTANDING
             CLASS                                AS OF MAY 13, 1999
             -----                                ------------------

  FirstEnergy Corp., $.10 par value                    234,653,887
  Ohio Edison Company, $9 par value                            100
  The Cleveland Electric Illuminating Company,
  no par value                                          79,590,689
  The Toledo Edison Company, $5 par value               39,133,887
  Pennsylvania Power Company, $30 par value              6,290,000

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


                         TABLE OF CONTENTS

                                                                 Pages

Part I.   Financial Information

          Notes to Consolidated Financial Statements              1-3

       FirstEnergy Corp.

          Consolidated Statements of Income                        4
          Consolidated Balance Sheets                             5-6
          Consolidated Statements of Cash Flows                    7
          Report of Independent Public Accountants                 8
          Management's Discussion and Analysis of Results
           of Operations and Financial Condition                  9-11

  Ohio Edison Company

          Consolidated Statements of Income                        12
          Consolidated Balance Sheets                            13-14
          Consolidated Statements of Cash Flows                    15
          Report of Independent Public Accountants                 16
          Management's Discussion and Analysis of Results
           of Operations and Financial Condition                 17-19

  The Cleveland Electric Illuminating Company

          Consolidated Statements of Income                        20
          Consolidated Balance Sheets                            21-22
          Consolidated Statements of Cash Flows                    23
          Report of Independent Public Accountants                 24
          Management's Discussion and Analysis of Results
           of Operations and Financial Condition                 25-26

  The Toledo Edison Company

          Consolidated Statements of Income                        27
          Consolidated Balance Sheets                            28-29
          Consolidated Statements of Cash Flows                    30
          Report of Independent Public Accountants                 31
          Management's Discussion and Analysis of Results
           of Operations and Financial Condition                 32-33

  Pennsylvania Power Company

          Consolidated Statements of Income                        34
          Consolidated Balance Sheets                            35-36
          Consolidated Statements of Cash Flows                    37
          Report of Independent Public Accountants                 38
          Management's Discussion and Analysis of Results
           of Operations and Financial Condition                 39-40


Part II.  Other Information

PART I.  FINANCIAL INFORMATION
------------------------------

                 FIRSTENERGY CORP. AND SUBSIDIARIES
                OHIO EDISON COMPANY AND SUBSIDIARIES
     THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
              THE TOLEDO EDISON COMPANY AND SUBSIDIARY
              PENNSYLVANIA POWER COMPANY AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1 -  CONSOLIDATED FINANCIAL STATEMENTS:

          The principal business of FirstEnergy Corp. (FirstEnergy) is the holding, directly or indirectly, of all of the outstanding common stock of its four principal electric utility operating subsidiaries, Ohio Edison Company (OE), The Cleveland Electric Illuminating Company
(CEI), The Toledo Edison Company (TE) and Pennsylvania Power Company
(Penn). These utility subsidiaries are referred to throughout as "Companies." Penn is a wholly owned subsidiary of OE.

          The condensed consolidated financial statements of FirstEnergy and each of the Companies reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in connection with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 1998 for FirstEnergy and the Companies. The reported results of operations are not indicative of results of operations for any future period. Certain prior year amounts have been reclassified to conform with the current year presentation.

          Penn's consolidated financial statements include Penn and its wholly owned subsidiary, Penn Power Energy, Inc. The subsidiary was formed to market energy products and services coincident with the commencement of electricity generation customer choice and competition in Pennsylvania in January 1999. All significant intercompany transactions have been eliminated.

          The sole assets of the subsidiary trust that is the obligor on the preferred securities included in FirstEnergy's and OE's capitalization are $123,711,350 principal amount of 9% Junior
Subordinated Debentures of OE due December 31, 2025.

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

        CAPITAL EXPENDITURES-

          FirstEnergy's current forecast reflects expenditures of approximately $2.2 billion (FirstEnergy-$263 million, OE-$856 million, CEI-$701 million, TE-$257 million and Penn-$167 million) for property additions and improvements from 1999-2003, of which approximately $522 million (FirstEnergy-$172 million, OE-$140 million, CEI-$124 million, TE-$48 million and Penn-$38 million) is applicable to 1999. Investments for additional nuclear fuel during the 1999-2003 period are estimated to be approximately $404 million (OE-$140 million, CEI-$133 million, TE- $103 million and Penn-$28 million), of which approximately $51 million (OE-$21 million, CEI-$17 million, TE-$10 million and Penn-$3 million) applies to 1999.

        GUARANTEES-

          The Companies and Duquesne Light Company (Duquesne) have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of March 31, 1999, the Companies' share of the guarantees was $23.5 million (OE- $13.6 million, CEI-$5.0 million, TE-$2.9 million and Penn-$2.0 million). The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

        ENVIRONMENTAL MATTERS-

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies estimate additional capital expenditures for environmental compliance of approximately $449 million (OE-$213 million, CEI-$145 million, TE-$44 million and Penn-$47 million), which is included in the construction forecast provided under "Capital Expenditures" for 1999 through 2003.

          The Companies are in compliance with the current sulfur dioxide (SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. NOx reductions are being achieved through combustion controls and generating more electricity from lower-emitting plants. In September 1998, the Environmental Protection Agency (EPA) finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities by May 2003. The EPA`s NOx Transport Rule imposes uniform reductions of NOx emissions across a region of twenty-two states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. By September 1999, each of the twenty-two states are required to submit revised State Implementation Plans (SIP) which comply with individual state NOx budgets established by the EPA. These state NOx budgets contemplate an 85% reduction in utility plant NOx emissions from 1990 emissions. A proposed Federal Implementation Plan accompanied the NOx Transport Rule and may be implemented by the EPA in states which fail to revise their SIP. In another separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. The EPA suggests that the
Section 126 petitions will be adequately addressed by the NOx Transport Program, but an April 30, 1999 rulemaking established an alternative program which would require nearly identical 85% NOx reductions at the Companies' Ohio and Pennsylvania plants by May 2003 in the event implementation of the NOx Transport Rule is delayed. The Companies continue to evaluate their compliance plans and other compliance options and currently estimate the additional capital expenditures for NOx reductions may reach $500 million.

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

          In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. The cost of compliance with these regulations may be substantial and depends on the manner in which they are implemented by the states in which the Companies operate affected facilities. Implementation in Ohio and Pennsylvania has not yet occurred.

          CEI and TE have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued liabilities of $4.6 million and $1.0 million, respectively, as of March 31, 1999, based on estimates of the costs of cleanup and the proportionate responsibility of other PRPs for such costs. CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

          Legislative, administrative and judicial actions will continue to change the way that the Companies must operate in order to comply with environmental laws and regulations. With respect to any such changes and to the environmental matters described above, the Companies expect that while they remain regulated, any resulting additional capital costs which may be required, as well as any required increase in operating costs, would ultimately be recovered from their customers.

        PENDING EXCHANGE OF ASSETS-

          On March 26, 1999, FirstEnergy announced that it completed its agreements with Duquesne to exchange certain generating assets. Upon receipt of regulatory approvals, Duquesne will transfer 1,436 megawatts owned by Duquesne at eight Central Area Power Coordination Group (CAPCO) generating units in exchange for 1,323 megawatts at three non-CAPCO power plants owned by the Companies. The agreements for the exchange of assets, which is structured as a like-kind exchange for tax purposes, will provide the Companies with exclusive ownership and operating control of all CAPCO generating units. The three FirstEnergy plants to be transferred will be included in Duquesne's upcoming auction of its generating assets. The Companies will operate the plants until the assets are transferred to the new owners. Duquesne will fund decommissioning costs equal to its percentage interest in the three nuclear generating units to be transferred. The asset transfer could take place later in 1999. Under the agreements, the existing CAPCO arrangements will terminate upon transfer of the assets.

3 -  REGULATORY ACCOUNTING:

          Based on the current regulatory environment and the Companies' respective regulatory plans, the Companies believe they will continue to be able to bill and collect cost-based rates relating to all of OE's operations, CEI's and TE's nonnuclear operations, and Penn's nongeneration operations; accordingly, it is appropriate that the Companies continue the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," to those respective operations. However, changes in the regulatory environment are on the horizon in Ohio. The Companies believe that changes in Ohio regulation are possible in 1999 but cannot assess what the ultimate impact may be.

4 -  SEGMENT INFORMATION:

          FirstEnergy's primary segment is its Electric Utility Group which includes four regulated electric utility operating companies that provide electric service in Ohio and Pennsylvania. Its other material business segment is the FirstEnergy Trading Services, Inc. subsidiary (formerly known as FirstEnergy Trading & Power Marketing, Inc.) which markets and trades electricity in nonregulated markets. Financial data for these business segments and products and services are as follows:

Segment Financial Information
------------------------------
                                               FirstEnergy
                                     Electric     Trading     All    Reconciling
Three Months Ended:                 Utilities    Services    Other   Eliminations   Totals
------------------                  ---------  -----------   -----   ------------   ------
                                                        (In millions)
March 31, 1999
--------------
External revenues                   $ 1,272       $ 11      $  134     $    --     $ 1,417
Intersegment revenues                     8         --          23         (31)         --
  Total revenues                      1,280         11         157         (31)      1,417
Depreciation and amortization           186         --           4          --         190
Net interest charges                    142         --          16         (12)        146
Income taxes                             96         (1)         (2)         --          93
Net income/Earnings on common stock     143         (1)         (4)         (1)        137
Total assets                         17,558         86       1,830      (1,286)     18,188
Property additions                       52         --          30          --          82
Acquisitions                             --         --           9          --           9

March 31, 1998
--------------
External revenues                   $ 1,235       $116      $   16     $    --     $ 1,367
Intersegment revenues                     8         --          21         (29)         --
  Total revenues                      1,243        116          37         (29)      1,367
Depreciation and amortization           193         --           1          --         194
Net interest charges                    141         --          16         (13)        144
Income taxes                             84         --          (1)         --          83
Net income/Earnings on common stock     126         (1)         --          (1)        124
Total assets                         18,252         38       1,316      (1,373)     18,233
Property additions                       58         --           6          --          64
Acquisitions                             --         --          --          --          --



                                          FIRSTENERGY CORP.

                                CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                             ---------------------------
                                                                1999             1998
                                                             ----------       ----------
                                                      (In thousands, except per share amounts)
REVENUES:
  Electric sales                                             $1,214,551       $1,180,589
  Other - electric utilities                                     63,669           60,706
  Facilities services                                           104,568            9,529
  Electric trading and power marketing                           11,477          115,818
  Other                                                          23,145              437
                                                             ----------       ----------
      Total revenues                                          1,417,410        1,367,079
                                                             ----------       ----------

EXPENSES:
  Fuel and purchased power                                      204,357          214,865
  Other expenses:
    Electric utilities                                          365,911          343,676
    Facilities services                                         101,353            9,996
    Electric trading and power marketing                         12,804          117,426
    Other                                                        29,330              314
  Provision for depreciation and amortization                   189,838          194,127
  General taxes                                                 138,094          136,374
                                                             ----------       ----------
      Total expenses                                          1,041,687        1,016,778
                                                             ----------       ----------

INCOME BEFORE INTEREST AND INCOME TAXES                         375,723          350,301
                                                             ----------       ----------
NET INTEREST CHARGES:
  Interest expense                                              129,381          135,769
  Allowance for borrowed funds used during construction
   and capitalized interest                                      (2,685)          (1,481)
  Subsidiaries' preferred stock dividends                        19,381            9,328
                                                             ----------       ----------
      Net interest charges                                      146,077          143,616
                                                             ----------       ----------

INCOME TAXES                                                     92,925           83,033
                                                             ----------       ----------

NET INCOME                                                   $  136,721       $  123,652
                                                             ==========       ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            229,140          222,407
                                                             ==========       ==========

BASIC AND DILUTED EARNINGS PER SHARE OF COMMON STOCK             $  .60           $  .56
                                                                 ======           ======

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                     $ .375           $ .375
                                                                 ======           ======


The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.


                                           FIRSTENERGY CORP.

                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)

                                                                       March 31,     December 31,
                                                                         1999            1998
                                                                     ------------    ------------
                                                                             (In thousands)

                              ASSETS
                              ------
CURRENT ASSETS:
  Cash and cash equivalents                                          $   45,612       $   77,798
  Receivables-
    Customers (less accumulated provisions of $6,547,000 and
     $6,397,000, respectively, for uncollectible accounts)              253,302          239,183
    Other (less accumulated provisions of $46,532,000 and
     $46,251,000, respectively, for uncollectible accounts)             329,430          322,186
  Materials and supplies, at average cost-
    Owned                                                               141,916          145,926
    Under consignment                                                   118,132          110,109
  Prepayments and other                                                 196,857          171,931
                                                                     ----------       ----------
                                                                      1,085,249        1,067,133
                                                                     ----------       ----------


PROPERTY, PLANT AND EQUIPMENT:
  In service                                                         15,018,231       14,961,664
  Less--Accumulated provision for depreciation                        6,119,331        6,012,761
                                                                    -----------      -----------
                                                                      8,898,900        8,948,903
  Construction work in progress                                         320,734          293,671
                                                                    -----------      -----------
                                                                      9,219,634        9,242,574
                                                                    -----------      -----------

INVESTMENTS:
  Capital trust investments                                           1,287,192        1,329,010
  Nuclear plant decommissioning trusts                                  369,837          358,371
  Letter of credit collateralization                                    277,763          277,763
  Other                                                                 481,951          453,860
                                                                    -----------      -----------
                                                                      2,416,743        2,419,004
                                                                    -----------      -----------

DEFERRED CHARGES:
  Regulatory assets                                                   2,817,738        2,887,437
  Goodwill                                                            2,163,946        2,167,968
  Property taxes                                                        271,642          270,666
  Other                                                                 213,411          199,400
                                                                    -----------      -----------
                                                                      5,466,737        5,525,471
                                                                    -----------      -----------
                                                                    $18,188,363      $18,254,182
                                                                    ===========      ===========


                                          FIRSTENERGY CORP.

                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                                                       March 31,     December 31,
                                                                         1999            1998
                                                                     ------------    ------------
                                                                             (In thousands)

                CAPITALIZATION AND LIABILITIES
                ------------------------------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock               $   841,513      $   876,470
  Short-term borrowings                                                  265,734          254,470
  Accounts payable                                                       270,993          257,524
  Accrued taxes                                                          396,100          401,688
  Accrued interest                                                       145,479          141,575
  Other                                                                  213,998          251,262
                                                                     -----------      -----------
                                                                       2,133,817        2,182,989
                                                                     -----------      -----------
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $.10 par value, authorized 300,000,000
     shares - 235,531,187 and 237,069,087 shares outstanding,
     respectively                                                         23,553           23,707
    Other paid-in capital                                              3,803,485        3,846,513
    Accumulated comprehensive income                                        (439)            (439)
    Retained earnings                                                    768,993          718,409
    Unallocated employee stock ownership plan common stock -
      7,311,471 and 7,406,332 shares, respectively                      (135,994)        (139,032)
                                                                     -----------      -----------
        Total common stockholders' equity                              4,459,598        4,449,158
  Preferred stock of consolidated subsidiaries-
    Not subject to mandatory redemption                                  660,195          660,195
    Subject to mandatory redemption                                      174,710          174,710
  OE obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely OE subordinated debentures           120,000          120,000
  Long-term debt                                                       6,335,289        6,352,359
                                                                     -----------      -----------
                                                                      11,749,792       11,756,422
                                                                     -----------      -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                    2,276,861        2,282,864
  Accumulated deferred investment tax credits                            282,710          286,154
  Pensions and other postretirement benefits                             529,985          525,647
  Other                                                                1,215,198        1,220,106
                                                                     -----------      -----------
                                                                       4,304,754        4,314,771
                                                                     -----------      -----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                             -----------      -----------
                                                                     $18,188,363      $18,254,182
                                                                     ===========      ===========



The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these balance sheets.


                                       FIRSTENERGY CORP.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                                     Three Months Ended
                                                                         March 31,
                                                                    --------------------
                                                                      1999        1998
                                                                    --------    --------
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $136,721    $123,652
  Adjustments to reconcile net income to net cash from
   operating activities-
    Provision for depreciation and amortization                      189,838     194,127
    Nuclear fuel and lease amortization                               26,595      24,313
    Other amortization, net                                             (465)       (272)
    Deferred income taxes, net                                        (6,435)      5,224
    Investment tax credits, net                                       (3,444)     (5,771)
    Receivables                                                      (18,370)     40,065
    Materials and supplies                                            (5,006)     (9,994)
    Accounts payable                                                  12,158     (47,906)
    Other                                                           (118,962)    (69,926)
                                                                    --------    --------
      Net cash provided from operating activities                    212,630     253,512
                                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                                    12,277     148,119
    Short-term borrowings, net                                        11,264          --
  Redemptions and Repayments-
    Common stock                                                      44,499          --
    Long-term debt                                                    80,802     159,981
    Short-term borrowings, net                                            --      20,844
Common stock dividend payments                                        86,137      83,391
                                                                    --------    --------
      Net cash used for financing activities                         187,897     116,097
                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                  90,705      64,104
  Bay Shore investment                                                    --     145,505
  Cash investments                                                   (41,268)    (33,961)
  Other                                                                7,482      11,159
                                                                    --------    --------
      Net cash used for investing activities                          56,919     186,807
                                                                    --------    --------
Net decrease in cash and cash equivalents                             32,186      49,392
Cash and cash equivalents at beginning of period                      77,798      98,237
                                                                    --------    --------
Cash and cash equivalents at end of period                          $ 45,612    $ 48,845
                                                                    ========    ========


The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. (an Ohio corporation) and subsidiaries as of March 31, 1999, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FirstEnergy Corp. and subsidiaries as of December 31, 1998 (not presented herein), and, in our report dated February 12, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                             ARTHUR ANDERSEN LLP



Cleveland, Ohio
May 14, 1999

                         FIRSTENERGY CORP.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The Company, as a producer and trader of electricity and natural gas, has certain financial risks inherent in its business activities. With respect to its trading operations, the Company uses principally over-the-counter and commodity exchange contracts for the purchase and sale of electricity and natural gas. These contracts may expose the Company to commodity price fluctuations. Market risk represents the risk of loss that may impact financial position, results of operations or cash flow due to either changes in the commodity market prices for electricity and natural gas or the failure of contract counterparties to perform. Various policies and procedures have been established to manage market risk. However, electricity and natural gas are subject to unpredictable price fluctuations due to changing economic and weather conditions and supply constraints, which arise from time to time.

Results of Operations

          Basic and diluted earnings per share of common stock increased to $.60 per share for the first quarter of 1999 from $.56 per share for the same period last year. Results benefited from higher retail revenues, lower fuel and purchased power costs, and reduced interest expense.

          Revenues increased $50.3 million in the first quarter of 1999, compared to the same period of 1998, as a result of higher revenue contributions from the Electric Utility Operating Companies
(EUOC) business segment and the acquisition of facilities services and natural gas companies, offset by reduced revenue from the FirstEnergy Trading Services, Inc. (FETS) business segment. The sources of the increase in first quarter 1999 revenues are summarized in the following table.

                                           (In millions)

           Electric sales                     $  33.9
           Other electric utility revenue         3.0
                                              -------
           EUOC                                  36.9
           FETS                                (104.3)
           Business acquisitions                117.7
                                              -------
           Net Revenue Increase               $  50.3
                                              =======

          The increase in EUOC revenue resulted from an increase in kilowatt-hour sales, which was partially offset by reduced unit prices. Residential, commercial and industrial customers all contributed to the increase in kilowatt-hour sales in the first quarter of 1999 compared to the same period of 1998, with increases of 11.2%, 7.9% and 1.2%, respectively. Residential sales in the first quarter of 1999 benefited from lower temperatures, compared to the very mild first quarter of 1998. Adjusting for weather, residential sales were up 5.7%. Continued service sector growth contributed to the commercial sales increase while industrial sales were affected by weak demand from the primary metal sector. Despite a 6.0% increase in retail kilowatt-hour sales in the first quarter of 1999, compared to the same period of 1998, total kilowatt-hour sales increased by a more modest 1.6% due to a decrease in sales to the wholesale market. The decrease in FETS revenue resulted from limiting trading activities and focusing on support of FirstEnergy's retail marketing activities. Acquisition of nine facilities services companies and MARBEL Energy Corporation (MARBEL) in the twelve months ending March 31, 1999, contributed significantly to the increased revenues.

          Total expenses increased $26.4 million in the first quarter of 1999, compared to the same quarter of 1998. More available generation from EUOC sources in the first quarter of 1999, compared to the first quarter of 1998, reduced EUOC purchased power costs. A higher level of available nuclear capacity in 1999 resulted in lower fuel costs, despite the additional generation to support increased kilowatt-hour sales. Other expenses for the EUOCs increased in 1999 due in part to customer service and sales costs - similar costs in 1998 were recognized later in that year. Reduced FETS activity resulted in significant cost reductions in that business segment. The increases in facilities services and other costs in the first quarter of 1999 from the same quarter of 1998 reflect expenses of businesses acquired subsequent to March 31, 1998. Depreciation and amortization in the first quarter of 1999 decreased from the same quarter of 1998 primarily due to the net effect of the OE and Penn rate plans, which were partially offset by additional depreciation and amortization from companies acquired since the first quarter of 1998.

Capital Resources and Liquidity

          The Company and its subsidiaries have continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1999, capital requirements for property additions and capital leases are expected to be about $456 million, including $9 million for nuclear fuel. The Companies have additional cash requirements of approximately $653.1 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1999. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          During the first quarter of 1999, the Company initiated its previously announced common stock repurchase program by buying almost
1.5 million shares at an average price of slightly less than $29 per share.

          As of March 31, 1999, the Company and its subsidiaries had about $45.6 million of cash and temporary investments and $265.7 million of short-term indebtedness. Unused borrowing capability included $174.0 million under revolving lines of credit and a $2.0 million bank facility that provides for borrowings on a short-term basis at the bank's discretion.

          On January 19, 1999, the Company completed the purchase of Webb Technologies, Inc., an HVAC contractor headquartered in Norfolk, Virginia. The new acquisition adds approximately $14 million in annual revenue and 90 employees to FirstEnergy Facilities Services Group, Inc., a wholly owned subsidiary of the Company. On March 31, 1999, the Company also completed its purchase of Atlas Gas Marketing Inc. of Pittsburgh, Pennsylvania, which will become part of FETS. The Company has entered into an agreement with Atlas Gas Marketing's former parent, Atlas America, to buy and market their natural gas production.

          The Company completed its agreements with Duquesne on March 25, 1999, to exchange certain generating assets. Upon receipt of regulatory approvals, Duquesne will transfer 1,436 megawatts (MW) that it owns at eight generating units to the Company in exchange for 1,323 MW at three power plants owned by the Company's EUOCs.

          Following an appeal by Penn of the 1998 restructuring order from the Pennsylvania Public Utility Commission (PPUC) to the
Commonwealth Court, a settlement was reached in April 1999 with parties to Penn's original restructuring proceeding. Among the provisions of the settlement was a one year extension of the period for which all customers may select among alternative generation suppliers.

          In the continuing move toward enactment of legislation deregulating Ohio's investor-owned electric utility industry, substitute bills (HB 5 & SB 3) were introduced at a joint meeting of the House Public Utilities and the Senate Ways and Means committees on March 26, 1999. The bills, sponsored by House Republican Priscilla Mead and Senate Republican Bruce Johnson, will be considered by the two committees individually. Hearings in the Senate and House began on April 13 and 14, 1999, respectively. As many as two hearings a week will be held with the objective of delivering legislation to the Governor by the beginning of June. The Company is unable to predict the ultimate outcome of this process or the level of recovery of regulatory assets and nuclear generating unit investment for OE, CEI and TE. Unfavorable resolution could result in a charge to earnings which could have a material adverse effect on the Company's results of operations and financial condition.

Year 2000 Readiness

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Because so many of the Company's computer functions are date sensitive, this could cause far-reaching problems, such as system-wide computer failures and miscalculations, if no remedial action is taken.

          The Company has developed a multi-phase program for Year 2000 compliance that consists of an assessment of its systems and operations that could be affected by the Year 2000 problem; remediation or replacement of noncompliant systems and components; and testing of systems and components following such remediation or replacement. The Company has focused its Year 2000 review on three areas: centralized system applications, noncentralized systems and relationships with third parties (including suppliers as well as end-use customers). The Company's review of system readiness extends to systems involving customer service, safety, shareholder needs and regulatory obligations.

          The Company is committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on its operations. The Company has completed an inventory of all computer systems and hardware including equipment with embedded computer chips and has determined which systems need to be converted or replaced to become Year 2000-ready and is in the process of remediating them. Based on its timetable, the Company expects to have all identified repairs, replacements and upgrades completed by June 30, 1999 to enable it to be ready to serve its customers into the Year 2000.

          Most of the Company's Year 2000 issues will be resolved through system replacement. Of the Company's major centralized systems, the general ledger system and inventory management, procurement and accounts payable systems were replaced at the end of 1998. The Company's payroll system was enhanced to be Year 2000 compliant in July 1998; all employees have been converted to the new system. The customer service system is due to be replaced in mid-1999.

          The Company has completed formal communications with most of its key suppliers to determine the extent to which it is vulnerable to those third parties' failure to resolve their own Year 2000 problems. For suppliers having potential compliance problems, the Company is developing alternate sources and services in the event such noncompliance occurs. The Company is also identifying areas requiring higher inventory levels based on compliance uncertainties. There can be no guarantee that the failure of companies to resolve their own Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations, although it does not consider this likely to occur.

          The Company is using both internal and external resources to reprogram and/or replace and test its software for Year 2000 modifications. Of the $93 million total project cost, approximately $70 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $23 million will be expensed as incurred. As of March 31, 1999, the Company had spent $60 million for Year 2000 capital projects and had expensed approximately $13 million for Year 2000-related maintenance activities. The Company's total Year 2000 project cost, as well as its estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

          The Company believes it is managing the Year 2000 issue in such a way that its customers will not experience any interruption of service. The Company believes the most likely worst-case scenario from the Year 2000 issue will be disruption in power plant monitoring systems, thereby producing inaccurate data and potential failures in electronic switching mechanisms at transmission junctions. This would prolong localized outages, as technicians would have to manually activate switches. Such an event could have a material, but currently undeterminable, effect on its financial results. The Company is developing contingency plans to address the effects of any delay in becoming Year 2000 compliant and expects to have contingency plans completed by June 30, 1999.

          The costs of the project and the dates on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that this project will be completed as planned and actual results could differ materially from the estimates. Specific factors that might cause material differences include but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer code, and similar uncertainties.


                                      OHIO EDISON COMPANY

                                 CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                             ------------------------
                                                                1999          1998
                                                             ----------     ---------
                                                                   (In thousands)
OPERATING REVENUES                                             $633,118     $597,865
                                                               --------     --------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                      112,022      113,915
  Nuclear operating costs                                        72,436       71,866
  Other operating costs                                         100,283       92,173
                                                               --------     --------
    Total operation and maintenance expenses                    284,741      277,954
  Provision for depreciation and amortization                   103,404      111,196
  General taxes                                                  62,260       59,525
  Income taxes                                                   47,763       38,057
                                                               --------     --------
    Total operating expenses and taxes                          498,168      486,732
                                                               --------     --------
OPERATING INCOME                                                134,950      111,133

OTHER INCOME                                                      9,318       12,502
                                                               --------     --------
INCOME BEFORE NET INTEREST CHARGES                              144,268      123,635
                                                               --------     --------
NET INTEREST CHARGES:
  Interest on long-term debt                                     45,083       46,668
  Allowance for borrowed funds used during construction
   and capitalized interest                                      (1,097)        (660)
  Other interest expense                                          8,619        9,494
  Subsidiaries' preferred stock dividend requirements             3,857        3,857
                                                               --------     --------
    Net interest charges                                         56,462       59,359
                                                               --------     --------
NET INCOME                                                       87,806       64,276


PREFERRED STOCK DIVIDEND REQUIREMENTS                             2,913        3,019
                                                               --------     --------

EARNINGS ON COMMON STOCK                                       $ 84,893     $ 61,257
                                                               ========     ========


The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


                                      OHIO EDISON COMPANY

                                   CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                                              March 31,    December 31,
                                                                1999           1998
                                                             ------------  ------------
                                                                    (In thousands)

                    ASSETS
                    ------
UTILITY PLANT:
  In service                                                  $8,190,241    $8,158,763
  Less--Accumulated provision for depreciation                 3,670,416     3,610,155
                                                              ----------    ----------
                                                               4,519,825     4,548,608
                                                              ----------    ----------
  Construction work in progress-
    Electric plant                                               174,742       174,418
    Nuclear fuel                                                  38,028        17,003
                                                              ----------    ----------
                                                                 212,770       191,421
                                                              ----------    ----------
                                                               4,732,595     4,740,029
                                                              ----------    ----------

OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                                             474,537       475,087
  Nuclear plant decommissioning trusts                           136,641       130,572
  Letter of credit collateralization                             277,763       277,763
  Other                                                          430,152       407,839
                                                              ----------    ----------
                                                               1,319,093     1,291,261
                                                              ----------    ----------

CURRENT ASSETS:
  Cash and cash equivalents                                       14,539        33,213
  Receivables-
    Customers (less accumulated provisions of $6,547,000
     and $6,397,000, respectively, for uncollectible
     accounts)                                                   216,211       215,257
    Associated companies                                         255,064       229,854
    Other                                                         56,890        47,684
  Materials and supplies, at average cost-
    Owned                                                         69,619        76,756
    Under consignment                                             54,736        48,341
  Prepayments and other                                           95,772        78,618
                                                              ----------    ----------
                                                                 762,831       729,723
                                                              ----------    ----------

DEFERRED CHARGES:
  Regulatory assets                                            1,856,615     1,913,808
  Property taxes                                                 101,360       101,360
  Unamortized sale and leaseback costs                            88,848        90,098
  Other                                                           59,137        57,547
                                                              ----------    ----------
                                                               2,105,960     2,162,813
                                                              ----------    ----------
                                                              $8,920,479    $8,923,826
                                                              ==========    ==========


                                        OHIO EDISON COMPANY

                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                                                  March 31,     December 31,
                                                                    1999            1998
                                                                 -----------    ------------
                                                                        (In thousands)

               CAPITALIZATION AND LIABILITIES
               ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $9 par value, authorized 175,000,000
     shares - 100 shares outstanding                             $        1     $        1
    Other paid-in capital                                         2,098,728      2,098,728
    Retained earnings                                               586,443        583,144
                                                                 ----------     ----------
        Total common stockholder's equity                         2,685,172      2,681,873
  Preferred stock-
    Not subject to mandatory redemption                             160,965        160,965
    Subject to mandatory redemption                                  10,000         10,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                              50,905         50,905
    Subject to mandatory redemption                                  15,000         15,000
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely OE
    subordinated debentures                                         120,000        120,000
  Long-term debt                                                  2,220,693      2,215,042
                                                                 ----------     ----------
                                                                  5,262,735      5,253,785
                                                                 ----------     ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock              482,879        528,792
  Short-term borrowings-
    Associated companies                                             94,403         88,732
    Other                                                           259,006        249,451
  Accounts payable-
    Associated companies                                             34,645         10,176
    Other                                                            77,432         89,483
  Accrued taxes                                                     210,747        188,295
  Accrued interest                                                   42,833         45,221
  Other                                                             106,303        114,162
                                                                 ----------     ----------
                                                                  1,308,248      1,314,312
                                                                 ----------     ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                               1,583,614      1,601,887
  Accumulated deferred investment tax credits                       152,561        154,538
  Pensions and other postretirement benefits                        139,759        136,856
  Other                                                             473,562        462,448
                                                                 ----------     ----------
                                                                  2,349,496      2,355,729
                                                                 ----------     ----------

COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                         ----------     ----------
                                                                 $8,920,479     $8,923,826
                                                                 ==========     ==========


The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.


                                       OHIO EDISON COMPANY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                                        Three Months Ended
                                                                             March 31,
                                                                     ---------------------------
                                                                        1999             1998
                                                                     ----------        ---------
                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $ 87,806         $ 64,276
  Adjustments to reconcile net income to net cash from
   operating activities-
    Provision for depreciation and amortization                        103,404          111,196
    Nuclear fuel and lease amortization                                 10,677            6,783
    Deferred income taxes, net                                         (12,010)         (12,979)
    Investment tax credits, net                                         (1,977)          (3,826)
    Receivables                                                        (35,370)          31,868
    Materials and supplies                                                 742             (175)
    Accounts payable                                                    12,418           17,175
    Other                                                               (6,531)          49,632
                                                                      --------         --------
      Net cash provided from operating activities                      159,159          263,950
                                                                      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                                       9,935            2,638
    Short-term borrowings, net                                          15,226           99,156
  Redemptions and Repayments-
    Long-term debt                                                      50,682          139,861
  Dividend Payments-
    Common stock                                                        81,738          169,898
    Preferred stock                                                      2,769            3,025
                                                                      --------         --------
      Net cash used for financing activities                           110,028          210,990
                                                                      --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                    54,038           41,016
  Other                                                                 13,767            4,969
                                                                      --------         --------
      Net cash used for investing activities                            67,805           45,985
                                                                      --------         --------

Net increase (decrease) in cash and cash equivalents                   (18,674)           6,975
Cash and cash equivalents at beginning of period                        33,213            4,680
                                                                      --------         --------
Cash and cash equivalents at end of period                            $ 14,539         $ 11,655
                                                                      ========         ========



The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiaries as of March 31, 1999, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ohio Edison Company and subsidiaries as of December 31, 1998 (not presented herein), and, in our report dated February 12, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                           ARTHUR ANDERSEN LLP



Cleveland, Ohio
May 14, 1999



                          OHIO EDISON COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

          Operating revenues increased $35.3 million in the first quarter of 1999 from the first quarter of 1998 due to an increase in retail kilowatt-hour sales. Residential and commercial customers contributed to the higher kilowatt-hour sales with increases of 10.8% and 9.5%, respectively. Industrial sales decreased 2.2% between the two periods. Residential sales in the first quarter of 1999 benefited from lower temperatures, compared to mild weather conditions in the first quarter of 1998. Continued service sector growth contributed to the commercial sales increase while industrial sales were affected by weaker demand from the primary metal sector. Overall, retail kilowatt-hour sales increased by 5.3% in the first quarter of 1999, compared to the same period of 1998 while total kilowatt-hour sales increased a more substantial 6.1% due to a 10.3% increase in kilowatt-hour sales to the wholesale market.

            Operation and maintenance expenses increased $6.8 million in the first quarter of 1999 compared to the first quarter the previous year. The increase resulted from higher other operating costs, which were offset in part by lower fuel and purchased power expenses. More available internal generation in the first quarter of 1999 lowered purchased power expenses. Other operating costs increased in the first quarter of 1999 from the same period the prior year due to an increase in customer service and sales costs. Factors contributing to the increase included expenditures for energy efficiency programs, marketing program expenditures, unregulated business management costs, and similar costs in 1998 being recognized later in that year.

          Depreciation and amortization in the first quarter of 1999 decreased from the same period of 1998 primarily due to the net effect of the OE and Penn rate plans. Total accelerated depreciation and amortization of nuclear and regulatory assets under the OE rate plan was $43.0 million in the first quarter of 1999, down from $49.6 million the previous year. Increased gross receipts taxes due to higher retail operating revenues, and increased property taxes were the primary factors contributing to the increase in general taxes in the first quarter of 1999, compared to the same period in the prior year.

          Net redemptions of long-term debt reduced interest expense in the first quarter of 1999, compared to same period of 1998.

Capital Resources and Liquidity

          OE and Penn (OE companies) have continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1999, capital requirements for property additions and capital leases are expected to be about $148 million, including $3 million for nuclear fuel. The OE companies have additional cash requirements of approximately $369.2 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1999. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of March 31, 1999, the OE companies had about $14.5 million of cash and temporary investments and $353.4 million of short-term indebtedness. In addition, the OE companies' unused borrowing capability included $74.0 million under revolving lines of credit and a $2.0 million bank facility that provided for borrowings on a short-term basis at the bank's discretion. Under its first mortgage indenture, as of March 31, 1999, OE would have been permitted to issue up to $1.2 billion of additional first mortgage bonds on the basis of bondable property additions and retired bonds.

          FirstEnergy completed its agreements with Duquesne on March 25, 1999, to exchange certain generating assets. Upon receipt of regulatory approvals, Duquesne will transfer 886 MW that it owns at five generating units to the OE companies in exchange for the OE companies' 584 MW at the Niles and New Castle Plants.

          Following an appeal by Penn of the 1998 restructuring order from the PPUC to the Commonwealth Court, a settlement was reached in April 1999 with parties to Penn's original restructuring proceeding. Among the provisions of the settlement was a one year extension of the period for which all customers may select alternative generation suppliers.

          In the continuing move toward enactment of legislation deregulating Ohio's investor-owned electric utility industry, substitute bills (HB 5 & SB 3) were introduced at a joint meeting of the House Public Utilities and the Senate Ways and Means committees on March 26, 1999. The bills, sponsored by House Republican Priscilla Mead and Senate Republican Bruce Johnson, will be considered by the two committees individually. Hearings in the Senate and House began on April 13 and 14, 1999, respectively. As many as two hearings a week will be held with the objective of delivering legislation to the Governor by the beginning of June. OE is unable to predict the ultimate outcome of this process or the level of recovery of regulatory assets and nuclear generating unit investment. Unfavorable resolution could result in a charge to earnings which could have a material adverse effect on OE's results of operations and financial condition.

Year 2000 Readiness

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Any of the OE companies' programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Because so many of the OE companies' computer functions are date sensitive, this could cause far-reaching problems, such as system-wide computer failures and miscalculations, if no remedial action is taken.

          The OE companies have developed a multi-phase program for Year 2000 compliance that consists of an assessment of their systems and operations that could be affected by the Year 2000 problem; remediation or replacement of noncompliant systems and components; and testing of systems and components following such remediation or replacement. The OE companies have focused their Year 2000 review on three areas: centralized system applications, noncentralized systems and relationships with third parties (including suppliers as well as end-use customers). The OE companies' review of system readiness extends to systems involving customer service, safety, shareholder needs and regulatory obligations.

          The OE companies are committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on their operations. The OE companies have completed an inventory of all computer systems and hardware including equipment with embedded computer chips and has determined which systems need to be converted or replaced to become Year 2000-ready and is in the process of remediating them. Based on their timetable, the OE companies expect to have all identified repairs, replacements and upgrades completed by June 30, 1999 to enable them to be ready to serve their customers into the Year 2000.

          Most of the OE companies' Year 2000 issues will be resolved through system replacement. Of the OE companies' major centralized systems, the general ledger system and inventory management, procurement and accounts payable systems were replaced at the end of 1998. The OE companies' payroll system was enhanced to be Year 2000 compliant in July 1998; all employees have been converted to the new system. The customer service system is due to be replaced in mid-1999.

          The OE companies have completed formal communications with most of their key suppliers to determine the extent to which they are vulnerable to those third parties' failure to resolve their own Year 2000 problems. For suppliers having potential compliance problems, the OE companies are developing alternate sources and services in the event such noncompliance occurs. The OE companies are also identifying areas requiring higher inventory levels based on compliance uncertainties. There can be no guarantee that the failure of companies to resolve their own Year 2000 issues will not have a material adverse effect on the OE companies' business, financial condition and results of operations, although it does not consider this likely to occur.

          The OE companies are using both internal and external resources to reprogram and/or replace and test their software for Year 2000 modifications. Of the $46 million total project cost, approximately $34 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $12 million will be expensed as incurred. As of March 31, 1999, the OE companies had spent $29 million for Year 2000 capital projects and had expensed approximately $7 million for Year 2000-related maintenance activities. The OE companies' total Year 2000 project cost, as well as their estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

          The OE companies believe they are managing the Year 2000 issue in such a way that their customers will not experience any interruption of service. The OE companies believe the most likely worst-case scenario from the Year 2000 issue will be disruption in power plant monitoring systems, thereby producing inaccurate data and potential failures in electronic switching mechanisms at transmission junctions. This would prolong localized outages, as technicians would have to manually activate switches. Such an event could have a material, but currently undeterminable, effect on their financial results. The OE companies are developing contingency plans to address the effects of any delay in becoming Year 2000 compliant and expect to have contingency plans completed by June 30, 1999.

          The costs of the project and the dates on which the OE companies plan to complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that this project will be completed as planned and actual results could differ materially from the estimates. Specific factors that might cause material differences include but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer code, and similar uncertainties.




                           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)
                                                                  Three Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                  1999           1998
                                                                --------       --------
                                                                      (In thousands)
OPERATING REVENUES                                              $418,839       $415,027
                                                                --------       --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                        91,030         91,715
  Nuclear operating costs                                         29,516         26,239
  Other operating costs                                           84,917         72,694
                                                                --------       --------
      Total operation and maintenance expenses                   205,463        190,648
  Provision for depreciation and amortization                     57,687         57,229
  General taxes                                                   54,013         54,511
  Income taxes                                                    20,155         21,943
                                                                --------       --------
      Total operating expenses and taxes                         337,318        324,331
                                                                --------       --------

OPERATING INCOME                                                  81,521         90,696


OTHER INCOME                                                       6,457          7,593
                                                                --------       --------

INCOME BEFORE NET INTEREST CHARGES                                87,978         98,289
                                                                --------       --------

NET INTEREST CHARGES:
  Interest on long-term debt                                      53,753         60,060
  Allowance for borrowed funds used during construction             (216)          (552)
  Other interest expense (credit)                                   (479)          (844)
                                                                --------       --------
      Net interest charges                                        53,058         58,664
                                                                --------       --------

NET INCOME                                                        34,920         39,625


PREFERRED STOCK DIVIDEND REQUIREMENTS                              8,541          1,068
                                                                --------       --------

EARNINGS ON COMMON STOCK                                        $ 26,379       $ 38,557
                                                                ========       ========


The preceding Notes to Consolidated Financial Statements as they relate to The Cleveland Electric
Illuminating Company are an integral part of these statements.


                         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                                                 March 31,     December 31,
                                                                    1999          1998
                                                                -----------    ------------
                                                                       (In thousands)

                    ASSETS
                    ------
UTILITY PLANT:
  In service                                                    $4,661,434      $4,648,725
  Less--Accumulated provision for depreciation                   1,674,965       1,631,974
                                                                ----------      ----------
                                                                 2,986,469       3,016,751
                                                                ----------      ----------
  Construction work in progress-
    Electric plant                                                  38,357          42,428
    Nuclear fuel                                                    27,672          14,864
                                                                ----------      ----------
                                                                    66,029          57,292
                                                                ----------      ----------
                                                                 3,052,498       3,074,043
                                                                ----------      ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                       517,263         543,161
  Nuclear plant decommissioning trusts                             127,818         125,050
  Other                                                             22,664          21,059
                                                                ----------      ----------
                                                                   667,745         689,270
                                                                ----------      ----------
CURRENT ASSETS:
  Cash and cash equivalents                                         14,432          19,526
  Receivables-
    Customers                                                       23,182          16,588
    Associated companies                                            51,174          15,636
    Other                                                          115,895         142,834
  Notes receivable from associated companies                        59,077          53,509
  Materials and supplies, at average cost-
    Owned                                                           40,215          38,213
    Under consignment                                               43,531          43,620
  Prepayments and other                                             63,174          58,342
                                                                ----------      ----------
                                                                   410,680         388,268
                                                                ----------      ----------
DEFERRED CHARGES:
  Regulatory assets                                                548,778         555,925
  Goodwill                                                       1,461,999       1,471,563
  Property taxes                                                   126,464         126,464
  Other                                                             15,783          12,650
                                                                ----------      ----------
                                                                 2,153,024       2,166,602
                                                                ----------      ----------
                                                                $6,283,947      $6,318,183
                                                                ==========      ==========


                          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                                  March 31,    December 31,
                                                                    1999          1998
                                                                -----------    ------------
                                                                       (In thousands)

                CAPITALIZATION AND LIABILITIES
                ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized
     105,000,000 shares - 79,590,689 shares outstanding         $  931,962     $  931,962
    Retained earnings                                               91,882         76,276
                                                                ----------     ----------
        Total common stockholder's equity                        1,023,844      1,008,238
  Preferred stock-
    Not subject to mandatory redemption                            238,325        238,325
    Subject to mandatory redemption                                149,710        149,710
  Long-term debt                                                 2,880,207      2,888,202
                                                                ----------     ----------
                                                                 4,292,086      4,284,475
                                                                ----------     ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock             208,127        208,050
  Accounts payable-
    Associated companies                                            79,037         47,680
    Other                                                           48,205         67,929
  Notes payable to associated companies                             68,773         80,618
  Accrued taxes                                                    176,223        192,359
  Accrued interest                                                  70,180         66,685
  Other                                                             32,920         62,325
                                                                ----------     ----------
                                                                   683,465        725,646
                                                                ----------     ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                527,881        524,285
  Accumulated deferred investment tax credits                       89,959         90,946
  Pensions and other postretirement benefits                       216,801        217,719
  Other                                                            473,755        475,112
                                                                ----------     ----------
                                                                 1,308,396      1,308,062
                                                                ----------     ----------

COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                        ----------     ----------
                                                                $6,283,947     $6,318,183
                                                                ==========     ==========


The preceding Notes to Consolidated Financial Statements as they relate to The Cleveland Electric
Illuminating Company are an integral part of these balance sheets.


                            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                   -----------------------
                                                                     1999           1998
                                                                   ---------      --------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 34,920      $ 39,625
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization                     57,687        57,229
      Nuclear fuel and lease amortization                              9,306        10,229
      Other amortization                                                (465)           --
      Deferred income taxes, net                                       3,740        11,736
      Investment tax credits, net                                       (987)       (1,296)
      Receivables                                                    (15,193)      (10,331)
      Materials and supplies                                          (1,913)       (4,348)
      Accounts payable                                                11,633       (25,733)
      Other                                                          (64,519)      (31,151)
                                                                    --------      --------
        Net cash provided from operating activities                   34,209        45,960
                                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Short-term borrowings, net                                            --        18,798
  Redemptions and Repayments-
    Long-term debt                                                    17,668        11,552
    Short-term borrowings, net                                        11,845            --
  Dividend Payments-
    Common stock                                                       7,163            --
    Preferred stock                                                    8,541         8,871
                                                                    --------      --------
        Net cash used for financing activities                        45,217         1,625
                                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                  10,095        15,334
  Loans to associated companies                                        5,568        77,000
  Capital trust investments                                          (25,898)      (31,958)
  Other                                                                4,321         4,184
                                                                    --------      --------
        Net cash used for (provided from) investing activities        (5,914)       64,560
                                                                    --------      --------
Net increase (decrease) in cash and cash equivalents                  (5,094)      (20,225)
Cash and cash equivalents at beginning of period                      19,526        33,775
                                                                    --------      --------
Cash and cash equivalents at end of period                          $ 14,432      $ 13,550
                                                                    ========      ========


The preceding Notes to Consolidated Financial Statements as they relate to The Cleveland Electric
Illuminating Company are an integral part of these statements.


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of March 31, 1999, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Cleveland Electric Illuminating Company and subsidiary as of December 31, 1998 (not presented herein), and, in our report dated February 12, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                             ARTHUR ANDERSEN LLP




Cleveland, Ohio
May 14, 1999

              THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

          Operating revenues increased $3.8 million in the first quarter of 1999 from the first quarter of 1998 due to an increase in retail kilowatt-hour sales. Residential and commercial customers contributed to the higher kilowatt-hour sales with increases of 13.8% and 1.9%, respectively. Industrial sales experienced a small, 0.4% decline. Residential sales in the first quarter of 1999 benefited from lower temperatures, compared to milder weather conditions in the first quarter of 1998. Overall, retail kilowatt-hour sales increased by 4.1% in the first quarter of 1999, compared to the same period of 1998. However, sales to the wholesale market in the first quarter of 1999 were down approximately 60% from the first quarter of 1998, due in part to the expiration of several wholesale contracts, which contributed to a 0.5% decline in total kilowatt-hour sales.

          Operation and maintenance expenses increased $14.8 million in the first quarter of 1999, compared to the same period of 1998. Increased operating costs at the Beaver Valley Plant and costs related to the Davis-Besse Plant outage scheduled for April 1999 contributed to the increase in nuclear operating costs in the first quarter of 1999, compared to the first quarter of 1998. Other operating costs increased primarily as a result of higher fossil generating unit operating costs, and customer and sales expenses. A turbine-generator outage at the Eastlake Plant, which began in the first quarter of 1999, was a major factor contributing to the $5 million increase in fossil unit costs. Customer and sales expenses reflect increased expenditures for energy efficiency programs and similar costs in 1998 being recognized later in that year.

          Other income decreased in the first quarter of 1999, compared to the first quarter of 1998, due in part to reduced interest income. Long-term debt refinancings of $229 million and net redemptions of $217 million during the twelve months ended March 31, 1999, produced the $6.3 million reduction in long-term debt interest expense in 1999. Preferred stock dividend requirements increased in the first quarter of 1999, compared to the first quarter of 1998, due to the declaration in the fourth quarter of 1997 of preferred dividends payable in 1998 by CEI.

Capital Resources and Liquidity

          CEI has continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1999, capital requirements for property additions and capital leases are expected to be about $115 million, including $4 million for nuclear fuel. CEI has additional cash requirements of approximately $178 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1999. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of March 31, 1999, CEI had approximately $73.5 million of cash and temporary investments and $68.8 million of short-term indebtedness to associated companies. Together with TE, CEI had unused borrowing capability of $100 million under a FirstEnergy revolving line of credit at the end of the first quarter of 1999. Under its first mortgage indenture, as of March 31, 1999, CEI would have been permitted to issue at least $190 million of additional first mortgage bonds on the basis of bondable property additions and retired bonds.

          FirstEnergy completed its agreements with Duquesne on March 25, 1999, to exchange certain generating assets. Upon receipt of regulatory approvals, Duquesne will transfer 550 MW that it owns at four generating units to CEI in exchange for CEI's 739 MW Avon Lake Plant.

          In the continuing move toward enactment of legislation deregulating Ohio's investor-owned electric utility industry, substitute bills (HB 5 & SB 3) were introduced at a joint meeting of the House Public Utilities and the Senate Ways and Means committees on March 26, 1999. The bills, sponsored by House Republican Priscilla Mead and Senate Republican Bruce Johnson, will be considered by the two committees individually. Hearings in the Senate and House began on April 13 and 14, 1999, respectively. As many as two hearings a week will be held with the objective of delivering legislation to the Governor by the beginning of June. CEI is unable to predict the ultimate outcome of this process or the level of recovery of regulatory assets and nuclear generating unit investment. Unfavorable resolution could result in a charge to earnings which could have a material adverse effect on CEI's results of operations and financial condition.

Year 2000 Readiness

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Any of CEI's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Because so many of CEI's computer functions are date sensitive, this could cause far-reaching problems, such as system-wide computer failures and miscalculations, if no remedial action is taken.

          CEI has developed a multi-phase program for Year 2000 compliance that consists of an assessment of its systems and operations that could be affected by the Year 2000 problem; remediation or replacement of noncompliant systems and components; and testing of systems and components following such remediation or replacement. CEI has focused its Year 2000 review on three areas: centralized system applications, noncentralized systems and relationships with third parties (including suppliers as well as end-use customers). CEI's review of system readiness extends to systems involving customer service, safety, shareholder needs and regulatory obligations.

          CEI is committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on its operations. CEI has completed an inventory of all computer systems and hardware including equipment with embedded computer chips and has determined which systems need to be converted or replaced to become Year 2000-ready and is in the process of remediating them. Based on its timetable, CEI expects to have all identified repairs, replacements and upgrades completed by June 30, 1999 to enable it to be ready to serve its customers into the Year 2000.

          Most of CEI's Year 2000 issues will be resolved through system replacement. Of CEI's major centralized systems, the general ledger system and inventory management, procurement and accounts payable systems were replaced at the end of 1998. CEI's payroll system was enhanced to be Year 2000 compliant in July 1998; all employees have been converted to the new system. The customer service system is due to be replaced in mid-1999.

          CEI has completed formal communications with most of its key suppliers to determine the extent to which it is vulnerable to those third parties' failure to resolve their own Year 2000 problems. For suppliers having potential compliance problems, CEI is developing alternate sources and services in the event such noncompliance occurs. CEI is also identifying areas requiring higher inventory levels based on compliance uncertainties. There can be no guarantee that the failure of companies to resolve their own Year 2000 issues will not have a material adverse effect on CEI's business, financial condition and results of operations, although it does not consider this likely to occur.

          CEI is using both internal and external resources to reprogram and/or replace and test its software for Year 2000 modifications. Of the $31 million total project cost, approximately $23 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $8 million will be expensed as incurred. As of March 31, 1999, CEI had spent $20 million for Year 2000 capital projects and had expensed approximately $4 million for Year 2000-related maintenance activities. CEI's total Year 2000 project cost, as well as its estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

          CEI believes it is managing the Year 2000 issue in such a way that its customers will not experience any interruption of service. CEI believes the most likely worst-case scenario from the Year 2000 issue will be disruption in power plant monitoring systems, thereby producing inaccurate data and potential failures in electronic switching mechanisms at transmission junctions. This would prolong localized outages, as technicians would have to manually activate switches. Such an event could have a material, but currently undeterminable, effect on its financial results. CEI is developing contingency plans to address the effects of any delay in becoming Year 2000 compliant and expect to have contingency plans completed by June 30, 1999.

          The costs of the project and the dates on which CEI plans to complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that this project will be completed as planned and actual results could differ materially from the estimates. Specific factors that might cause material differences include but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer code, and similar uncertainties.


                                     THE TOLEDO EDISON COMPANY

                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)
                                                                      Three Months Ended
                                                                          March 31,
                                                                     ---------------------
                                                                       1999         1998
                                                                     --------     --------
                                                                         (In thousands)
OPERATING REVENUES                                                   $224,262     $221,103
                                                                     --------     --------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                             36,402       34,841
  Nuclear operating costs                                              41,894       37,795
  Other operating costs                                                33,514       32,973
                                                                     --------     --------
      Total operation and maintenance expenses                        111,810      105,609
  Provision for depreciation and amortization                          25,743       25,482
  General taxes                                                        21,098       21,030
  Income taxes                                                         16,907       17,016
                                                                     --------     --------
      Total operating expenses and taxes                              175,558      169,137
                                                                     --------     --------

OPERATING INCOME                                                       48,704       51,966

OTHER INCOME                                                            2,922        3,842
                                                                     --------     --------

INCOME BEFORE NET INTEREST CHARGES                                     51,626       55,808
                                                                     --------     --------

NET INTEREST CHARGES:
  Interest on long-term debt                                           21,041       22,886
  Allowance for borrowed funds used during construction                  (202)        (269)
  Other interest expense (credit)                                      (1,361)        (814)
                                                                     --------     --------
      Net interest charges                                             19,478       21,803
                                                                     --------     --------

NET INCOME                                                             32,148       34,005

PREFERRED STOCK DIVIDEND REQUIREMENTS                                   4,070        1,385
                                                                     --------     --------

EARNINGS ON COMMON STOCK                                             $ 28,078     $ 32,620
                                                                     ========     ========


The preceding Consolidated Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.


                                     THE TOLEDO EDISON COMPANY

                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                                               March 31,    December 31,
                                                                 1999          1998
                                                              ----------    ------------
                                                                    (In thousands)

                        ASSETS
                        ------
UTILITY PLANT:
  In service                                                 $1,772,925      $1,757,364
  Less--Accumulated provision for depreciation                  649,625         626,942
                                                             ----------      ----------
                                                              1,123,300       1,130,422
                                                             ----------      ----------
  Construction work in progress-
    Electric plant                                               22,491          26,603
    Nuclear fuel                                                 19,444          11,191
                                                             ----------      ----------
                                                                 41,935          37,794
                                                             ----------      ----------
                                                              1,165,235       1,168,216
                                                             ----------      ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                    295,392         310,762
  Nuclear plant decommissioning trusts                          105,378         102,749
  Other                                                           6,226           3,656
                                                             ----------      ----------
                                                                406,996         417,167
                                                             ----------      ----------
CURRENT ASSETS:
  Cash and cash equivalents                                         173           4,140
  Receivables-
    Customers                                                    29,837          36,710
    Associated companies                                         32,387          30,006
    Other                                                        22,225           2,316
  Notes receivable from associated companies                    104,098         101,236
  Materials and supplies, at average cost-
    Owned                                                        26,409          25,745
    Under consignment                                            19,864          18,148
  Prepayments and other                                          28,522          25,647
                                                             ----------      ----------
                                                                263,515         243,948
                                                             ----------      ----------
DEFERRED CHARGES:
  Regulatory assets                                             412,345         417,704
  Goodwill                                                      471,424         474,593
  Property taxes                                                 43,818          42,842
  Other                                                           5,127           4,295
                                                             ----------      ----------
                                                                932,714         939,434
                                                             ----------      ----------
                                                             $2,768,460      $2,768,765
                                                             ==========      ==========


                                        THE TOLEDO EDISON COMPANY

                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                                  March 31,     December 31,
                                                                    1999            1998
                                                                -------------   -------------
                                                                      (In thousands)
               CAPITALIZATION AND LIABILITIES
               ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $5 par value, authorized 60,000,000
     shares - 39,133,887 shares outstanding                        $  195,670     $  195,670
    Other paid-in capital                                             328,559        328,559
    Retained earnings                                                  78,184         51,463
                                                                   ----------     ----------
        Total common stockholder's equity                             602,413        575,692
  Preferred stock subject to mandatory redemption                     210,000        210,000
  Long-term debt                                                    1,063,644      1,083,666
                                                                   ----------     ----------
                                                                    1,876,057      1,869,358
                                                                   ----------     ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock                144,537        130,426
  Accounts payable-
    Associated companies                                               39,936         34,260
    Other                                                              27,491         38,832
  Accrued taxes                                                        49,091         62,288
  Accrued interest                                                     24,700         24,965
  Other                                                                40,508         37,617
                                                                   ----------     ----------
                                                                      326,263        328,388
                                                                   ----------     ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                   155,686        151,321
  Accumulated deferred investment tax credits                          40,189         40,670
  Pensions and other postretirement benefits                          121,752        122,314
  Other                                                               248,513        256,714
                                                                   ----------     ----------
                                                                      566,140        571,019
                                                                   ----------     ----------

COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                           ----------     ----------
                                                                   $2,768,460     $2,768,765
                                                                   ==========     ==========


The preceding Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.


                                    THE TOLEDO EDISON COMPANY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                      Three Months Ended
                                                                          March 31,
                                                                    -----------------------
                                                                      1999           1998
                                                                    ---------      --------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 32,148      $ 34,005
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization                      25,743        25,482
      Nuclear fuel and lease amortization                               6,612         7,301
      Deferred income taxes, net                                        3,682         6,521
      Investment tax credits, net                                        (481)         (649)
      Receivables                                                     (15,417)       18,201
      Materials and supplies                                           (2,380)       (2,980)
      Accounts payable                                                 (5,665)      (12,772)
      Other                                                           (32,923)        2,869
                                                                     --------      --------
        Net cash provided from operating activities                    11,319        77,978
                                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and Repayments-
    Long-term debt                                                     12,434         8,568
  Dividend Payments-
    Preferred stock                                                     4,070         4,127
                                                                     --------      --------
        Net cash used for financing activities                         16,504        12,695
                                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                    8,931         7,749
  Loans to associated companies                                         2,862        77,798
  Capital investments                                                 (15,370)       (2,003)
  Other                                                                 2,359         3,536
                                                                     --------      --------
        Net cash used for (provided from) investing activities         (1,218)       87,080
                                                                     --------      --------
Net increase (decrease) in cash and cash equivalents                   (3,967)      (21,797)
Cash and cash equivalents at beginning of period                        4,140        22,170
                                                                     --------      --------
Cash and cash equivalents at end of period                           $    173      $    373
                                                                     ========      ========


The preceding Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of March 31, 1999, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Toledo Edison Company and subsidiary as of December 31, 1998 (not presented herein), and, in our report dated February 12, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.






                            ARTHUR ANDERSEN LLP




Cleveland, Ohio
May 14, 1999


                      THE TOLEDO EDISON COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

          Operating revenues increased $3.2 million in the first quarter of 1999 from the first quarter of 1998 due to an increase in retail kilowatt-hour sales. Residential and industrial customers contributed to the higher kilowatt-hour sales with increases of 7.5% and 10.5%, respectively. Commercial sales declined 1.4% in 1999. Residential sales in the first quarter of 1999 benefited from lower temperatures, compared to milder weather conditions in the first quarter of 1998. Strong automotive demand and expanded production at the North Star BHP Steel facility contributed to the increase in industrial sales.

          Operation and maintenance expenses increased $6.2 million in the first quarter of 1999, compared to the same period of 1998. Increased operating costs at the Beaver Valley Plant and costs related to the Dave-Besse Plant outage scheduled for April 1999 contributed to the increase in nuclear operating costs in the first quarter of 1999, compared to the first quarter of 1998.

          Other income decreased in the first quarter of 1999, from the same period the prior year, primarily as a result of lower interest income. Net debt redemptions of $65 million during the twelve months ended March 31, 1999, produced the reduction in long-term debt interest expense in 1999. Preferred stock dividend requirements increased in the first quarter of 1999, compared to the first quarter of 1998, due to the declaration in the fourth quarter of 1997 of preferred dividends payable in 1998 by TE.

Capital Resources and Liquidity

          TE has continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1999, capital requirements for property additions and capital leases are expected to be about $42 million, including $2 million for nuclear fuel. TE has additional cash requirements of approximately $105.9 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1999. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of March 31, 1999, TE had approximately $104.3 million of cash and temporary investments and no short-term indebtedness. Together with CEI, TE had unused borrowing capability of $100 million under a FirstEnergy revolving line of credit at the end of the first quarter of 1999. Under its first mortgage indenture, as of March 31, 1999, TE would have been permitted to issue approximately $194 million of additional first mortgage bonds on the basis of bondable property additions and retired bonds.

          In the continuing move toward enactment of legislation deregulating Ohio's investor-owned electric utility industry, substitute bills (HB 5 & SB 3) were introduced at a joint meeting of the House Public Utilities and the Senate Ways and Means committees on March 26, 1999. The bills, sponsored by House Republican Priscilla Mead and Senate Republican Bruce Johnson, will be considered by the two committees individually. Hearings in the Senate and House began on April 13 and 14, 1999, respectively. As many as two hearings a week will be held with the objective of delivering legislation to the Governor by the beginning of June. TE is unable to predict the ultimate outcome of this process or the level of recovery of regulatory assets and nuclear generating unit investment. Unfavorable resolution could result in a charge to earnings which could have a material adverse effect on TE's results of operations and financial condition.

Year 2000 Readiness

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Any of TE's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Because so many of TE's computer functions are date sensitive, this could cause far-reaching problems, such as system-wide computer failures and miscalculations, if no remedial action is taken.

          TE has developed a multi-phase program for Year 2000 compliance that consists of an assessment of its systems and operations that could be affected by the Year 2000 problem; remediation or replacement of noncompliant systems and components; and testing of systems and components following such remediation or replacement. TE has focused its Year 2000 review on three areas: centralized system applications, noncentralized systems and relationships with third parties (including suppliers as well as end-use customers). TE's review of system readiness extends to systems involving customer service, safety, shareholder needs and regulatory obligations.

          TE is committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on its operations. TE has completed an inventory of all computer systems and hardware including equipment with embedded computer chips and has determined which systems need to be converted or replaced to become Year 2000-ready and is in the process of remediating them. Based on its timetable, TE expects to have all identified repairs, replacements and upgrades completed by June 30, 1999 to enable it to be ready to serve its customers into the Year 2000.

          Most of TE's Year 2000 issues will be resolved through system replacement. Of TE's major centralized systems, the general ledger system and inventory management, procurement and accounts payable systems were replaced at the end of 1998. TE's payroll system was enhanced to be Year 2000 compliant in July 1998; all employees have been converted to the new system. The customer service system is due to be replaced in mid-1999.

         TE has completed formal communications with most of its key suppliers to determine the extent to which it is vulnerable to those third parties' failure to resolve their own Year 2000 problems. For suppliers having potential compliance problems, TE is developing alternate sources and services in the event such noncompliance occurs. TE is also identifying areas requiring higher inventory levels based on compliance uncertainties. There can be no guarantee that the failure of companies to resolve their own Year 2000 issues will not have a material adverse effect on TE's business, financial condition and results of operations, although it does not consider this likely to occur.

          TE is using both internal and external resources to reprogram and/or replace and test its software for Year 2000 modifications. Of the $16 million total project cost, approximately $12 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $4 million will be expensed as incurred. As of March 31, 1999, TE had spent $11 million for Year 2000 capital projects and had expensed approximately $2 million for Year 2000-related maintenance activities. TE's total Year 2000 project cost, as well as its estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

          TE believes it is managing the Year 2000 issue in such a way that its customers will not experience any interruption of service. TE believes the most likely worst-case scenario from the Year 2000 issue will be disruption in power plant monitoring systems, thereby producing inaccurate data and potential failures in electronic switching mechanisms at transmission junctions. This would prolong localized outages, as technicians would have to manually activate switches. Such an event could have a material, but currently undeterminable, effect on its financial results. TE is developing contingency plans to address the effects of any delay in becoming Year 2000 compliant and expect to have contingency plans completed by June 30, 1999.

          The costs of the project and the dates on which TE plans to complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that this project will be completed as planned and actual results could differ materially from the estimates. Specific factors that might cause material differences include but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer code, and similar uncertainties.


                                      PENNSYLVANIA POWER COMPANY

                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)
                                                                   Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                   1999          1998
                                                                 --------      --------
                                                                     (In thousands)
OPERATING REVENUES                                               $81,372       $78,576
                                                                 -------       -------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                        16,912        17,798
  Nuclear operating costs                                          6,713         7,106
  Other operating costs                                           14,728        12,190
                                                                 -------       -------
      Total operation and maintenance expenses                    38,353        37,094
  Provision for depreciation and amortization                     14,437        16,498
  General taxes                                                    5,904         5,779
  Income taxes                                                     8,386         6,566
                                                                 -------       -------
      Total operating expenses and taxes                          67,080        65,937
                                                                 -------       -------
OPERATING INCOME                                                  14,292        12,639

OTHER INCOME                                                         997           739
                                                                 -------       -------
INCOME BEFORE NET INTEREST CHARGES                                15,289        13,378
                                                                 -------       -------
NET INTEREST CHARGES:
  Interest expense                                                 5,096         5,494
  Allowance for borrowed funds used during construction             (146)          (82)
                                                                 -------       -------
      Net interest charges                                         4,950         5,412
                                                                 -------       -------
NET INCOME                                                        10,339         7,966

PREFERRED STOCK DIVIDEND REQUIREMENTS                              1,157         1,157
                                                                 -------       -------
EARNINGS ON COMMON STOCK                                         $ 9,182       $ 6,809
                                                                 =======       =======


The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.


                                       PENNSYLVANIA POWER COMPANY

                                      CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                                                March 31,    December 31,
                                                                  1999           1998
                                                               -----------   ------------
                                                                      (In thousands)

                         ASSETS
                         ------
UTILITY PLANT:
  In service                                                    $687,987        $686,771
  Less--Accumulated provision for depreciation                   296,809         291,188
                                                                --------        --------
                                                                 391,178         395,583
                                                                --------        --------
  Construction work in progress-
    Electric plant                                                20,601          17,187
    Nuclear fuel                                                   3,582             508
                                                                --------        --------
                                                                  24,183          17,695
                                                                --------        --------
                                                                 415,361         413,278
                                                                --------        --------
OTHER PROPERTY AND INVESTMENTS                                    32,644          29,177
                                                                --------        --------
CURRENT ASSETS:
  Cash and cash equivalents                                          865           7,485
  Notes receivable from parent company                            29,758          50,000
  Receivables-
    Customers (less accumulated provisions of
     $3,898,000 and $3,599,000, respectively,
     for uncollectible accounts)                                  32,004          34,737
    Associated companies                                          28,686          34,430
    Other                                                         24,734          12,472
  Materials and supplies, at average cost                         16,247          15,515
  Prepayments                                                     12,455           2,657
                                                                --------        --------
                                                                 144,749         157,296
                                                                --------        --------
DEFERRED CHARGES:
  Regulatory assets                                              357,932         371,027
  Other                                                            6,721           6,994
                                                                --------        --------
                                                                 364,653         378,021
                                                                --------        --------
                                                                $957,407        $977,772
                                                                ========        ========


                                  PENNSYLVANIA POWER COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                                                     March 31,    December 31,
                                                                       1999           1998
                                                                   ------------   ------------
                                                                          (In thousands)

                   CAPITALIZATION AND LIABILITIES
                   ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized 6,500,000 shares -
      6,290,000 shares outstanding                                   $188,700      $188,700
    Other paid-in capital                                                (310)         (310)
    Retained earnings                                                  64,398        86,891
                                                                     --------      --------
        Total common stockholder's equity                             252,788       275,281
  Preferred stock-
    Not subject to mandatory redemption                                50,905        50,905
    Subject to mandatory redemption                                    15,000        15,000
  Long-term debt-
    Associated companies                                                8,797         6,617
    Other                                                             281,007       281,072
                                                                     --------      --------
                                                                      608,497       628,875
                                                                     --------      --------
CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                                4,855         5,557
    Other                                                                 968           984
  Accounts payable-
    Associated companies                                               11,686         9,676
    Other                                                              27,331        23,156
  Accrued taxes                                                        18,797        12,849
  Accrued interest                                                      3,775         6,519
  Other                                                                 9,664        17,046
                                                                     --------      --------
                                                                       77,076        75,787
                                                                     --------      --------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                   209,612       212,427
  Accumulated deferred investment tax credits                           7,605         7,787
  Other                                                                54,617        52,896
                                                                     --------      --------
                                                                      271,834       273,110
                                                                     --------      --------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                             --------      --------
                                                                     $957,407      $977,772
                                                                     ========      ========


The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Power Company are an integral part of these balance sheets.


                                  PENNSYLVANIA POWER COMPANY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                      Three Months Ended
                                                                           March 31,
                                                                    ----------------------
                                                                      1999          1998
                                                                    --------      --------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 10,339       $ 7,966
Adjustments to reconcile net income to net
  cash from operating activities-
    Provision for depreciation and amortization                       14,437        16,498
    Nuclear fuel and lease amortization                                1,823           940
    Deferred income taxes, net                                        (2,023)       (2,812)
    Investment tax credits, net                                         (183)         (572)
    Receivables                                                       (3,785)          962
    Materials and supplies                                              (732)         (376)
    Accounts payable                                                   6,185         1,164
    Other                                                            (12,451)       (9,874)
                                                                     -------       -------
        Net cash provided from operating activities                   13,610        13,896
                                                                     -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and Repayments-
    Long-term debt                                                     1,745         1,760
  Dividend Payments-
    Common stock                                                      31,765         5,346
    Preferred stock                                                    1,066         1,157
                                                                     -------       -------
        Net cash used for financing activities                        34,576         8,263
                                                                     -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                   4,633         3,284
  Loan payment from parent                                           (20,242)       (1,000)
  Other                                                                1,263           812
                                                                     -------        ------
        Net cash used for (provided from) investing activities       (14,346)        3,096
                                                                     -------        ------
Net increase (decrease) in cash and cash equivalents                  (6,620)        2,537
Cash and cash equivalents at beginning of period                       7,485           660
                                                                     -------       -------
Cash and cash equivalents at end of period                           $   865       $ 3,197
                                                                     =======       =======



The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.

<PAGE



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

We have reviewed the accompanying consolidated balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and wholly owned subsidiary of Ohio Edison Company) and subsidiary as of March 31, 1999, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Pennsylvania Power Company as of December 31, 1998 (not presented herein), and, in our report dated February 12, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.






                           ARTHUR ANDERSEN LLP




Cleveland, Ohio
May 14, 1999

                     PENNSYLVANIA POWER COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

          Operating revenues increased $2.8 million in the first quarter of 1999 from the first quarter of 1998 due to an increase in retail kilowatt-hour sales and additional wholesale revenues. Residential and commercial customers contributed to the retail kilowatt-hour sales with increases of 14.8% and 23.6%, respectively, while industrial sales declined 10.4%. Residential sales in the first quarter of 1999 benefited from lower temperatures, compared to milder weather conditions in the first quarter of 1998. Continued service sector growth contributed to the commercial sales increase while industrial sales were affected by weaker demand from the primary metal sector. Retail kilowatt-hour sales were increased by the addition of unregulated sales by Penn Power Energy, Inc. (PPE), a wholly owned subsidiary. Overall, retail kilowatt-hour sales increased 7.6%, compared to the same period of 1998 and total sales increased 6.7%.

          Operation and maintenance expenses increased $1.3 million in the first quarter of 1999, compared to the same period of 1998. Fuel and purchased power declined due to an increased mix of nuclear production. However, other operating costs experienced a more than offsetting increase primarily as a result of expanding activities and related costs at PPE.

          Depreciation and amortization decreased in the first quarter of 1999, compared to the same period of 1998, due to the effect of Penn's rate restructuring plan. The PPUC's authorization of Penn's rate restructuring plan in the second quarter of 1998 led to discontinued application of certain regulatory accounting procedures (i.e., SFAS 71) to Penn's generation business, resulting in a write down of Penn's nuclear generating unit investment and the recognition of a portion of such investment, recoverable through future customer rates, as a regulatory asset. The decrease in depreciation and amortization was caused by the resulting reduction of nuclear depreciation, which was partially offset by increased amortization of regulatory assets.

Capital Resources and Liquidity

          Penn has continuing cash requirements for planned capital expenditures. During the last three quarters of 1999, capital requirements for property additions and capital leases are expected to be about $34 million, including $600,000 for nuclear fuel. Penn has additional cash requirements of approximately $487,000 to meet requirements for maturing long-term debt during the remainder of 1999. These requirements are expected to be satisfied with internal cash.

          As of March 31, 1999, Penn had approximately $30.6 million of cash and temporary investments and no short-term indebtedness. Penn had $2 million of an unused bank facility as of March 31, 1999, which may be borrowed for up to several days at the bank's discretion. Under its first mortgage indenture, as of March 31, 1999, Penn would have been permitted to issue at least $255 million of additional first mortgage bonds on the basis of bondable property additions and retired bonds.

          FirstEnergy completed its agreements with Duquesne on March 25, 1999, to exchange certain generating assets. Upon receipt of regulatory approvals, Duquesne will transfer 747 MW that it owns at four generating units to Penn in exchange for Penn's 342 MW at the New Castle and Niles Plants.

          Following an appeal by Penn of the 1998 restructuring order from the PPUC to the Commonwealth Court, a settlement was reached in April 1999 with parties to Penn's original restructuring proceeding. Among the provisions of the settlement was a one year extension of the period for which all customers may select among alternative generation suppliers.

Year 2000 Readiness

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Any of Penn's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Because so many of Penn's computer functions are date sensitive, this could cause far-reaching problems, such as system-wide computer failures and miscalculations, if no remedial action is taken.

          Penn has developed a multi-phase program for Year 2000 compliance that consists of an assessment of its systems and operations that could be affected by the Year 2000 problem; remediation or replacement of noncompliant systems and components; and testing of systems and components following such remediation or replacement. Penn has focused its Year 2000 review on three areas: centralized system applications, noncentralized systems and relationships with third parties (including suppliers as well as end-use customers). Penn's review of system readiness extends to systems involving customer service, safety, shareholder needs and regulatory obligations.

          Penn is committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on its operations. Penn has completed an inventory of all computer systems and hardware including equipment with embedded computer chips and has determined which systems need to be converted or replaced to become Year 2000-ready and is in the process of remediating them. Based on its timetable, Penn expects to have all identified repairs, replacements and upgrades completed by June 30, 1999 to enable it to be ready to serve its customers into the Year 2000.

          Most of Penn's Year 2000 issues will be resolved through system replacement. Of Penn's major centralized systems, the general ledger system and inventory management, procurement and accounts payable systems were replaced at the end of 1998. Penn's payroll system was enhanced to be Year 2000 compliant in July 1998; all employees have been converted to the new system. The customer service system is due to be replaced in mid-1999.

          Penn has completed formal communications with most of its key suppliers to determine the extent to which it is vulnerable to those third parties' failure to resolve their own Year 2000 problems. For suppliers having potential compliance problems, Penn is developing alternate sources and services in the event such noncompliance occurs. Penn is also identifying areas requiring higher inventory levels based on compliance uncertainties. There can be no guarantee that the failure of companies to resolve their own Year 2000 issue will not have a material adverse effect on Penn's business, financial condition and results of operations, although it does not consider this likely to occur.

          Penn is using both internal and external resources to reprogram and/or replace and test its software for Year 2000 modifications. Of the $5.0 million total project cost, approximately $3.5 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $1.5 million will be expensed as incurred. As of March 31, 1999, Penn had spent $2.9 million for Year 2000 capital projects and had expensed approximately $900,000 for Year 2000-related maintenance activities. Penn's total Year 2000 project cost, as well as its estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

          Penn believes it is managing the Year 2000 issue in such a way that its customers will not experience any interruption of service. Penn believes the most likely worst-case scenario from the Year 2000 issue will be disruption in power plant monitoring systems, thereby producing inaccurate data and potential failures in electronic switching mechanisms at transmission junctions. This would prolong localized outages, as technicians would have to manually activate switches. Such an event could have a material, but currently undeterminable, effect on its financial results. Penn is developing contingency plans to address the effects of any delay in becoming Year 2000 compliant and expect to have contingency plans completed by June 30, 1999.

          The costs of the project and the dates on which Penn plans to complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that this project will be completed as planned and actual results could differ materially from the estimates. Specific factors that might cause material differences include but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer code, and similar uncertainties.


PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     (a) The annual meeting of FirstEnergy shareholders was held on April 29, 1999.

     (b) At this meeting, the following persons were elected to FirstEnergy's Board of Directors:

                                     Number of Votes
                                ---------------------------
                                    For          Withheld
                                ------------   ------------

  Willard R. Holland             184,348,358     5,945,073
  Russell W. Maier               184,217,005     6,076,426
  Jesse T. Williams, Sr.         184,457,459     5,835,972

      (c) At this meeting, the appointment of Arthur Andersen LLP, independent public accountants, as auditors for the year 1999 was ratified (ratification of which required a majority of votes cast):

                              Number of Votes
                  -----------------------------------
                      For       Against   Abstentions
                  -----------  ---------  -----------

                  186,564,895  1,941,501   1,787,035

     (d) At this meeting, a shareholder proposal designed to result in the election of the entire Board of Directors each year was rejected (passage of which required 80% of the 236,728,687 common shares outstanding):

                             Number of Votes
            ------------------------------------------------
                                                   Broker
                For       Against   Abstentions  Non-Votes
            ----------  ----------  -----------  -----------
            83,053,969  77,408,943   4,944,690   24,885,829

     (e) At this meeting, a shareholder proposal to restrict executive officers' severance arrangements was rejected (passage of which required a majority of votes cast):

                          Number of Votes
            ------------------------------------------------
                                                   Broker
                For       Against    Abstentions  Non-Votes
            ----------  -----------  -----------  ----------
            45,557,583  112,126,968   7,992,697   24,616,183

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

        (b)  Reports on Form 8-K

        FirstEnergy, OE, CEI, TE and Penn
        ---------------------------------

             None

















                               SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 14, 1999






                                FIRSTENERGY CORP.
                                -----------------
                                    Registrant

                               OHIO EDISON COMPANY
                               -------------------
                                    Registrant

                              THE CLEVELAND ELECTRIC
                              ----------------------
                               ILLUMINATING COMPANY
                              ----------------------
                                    Registrant

                             THE TOLEDO EDISON COMPANY
                             -------------------------
                                    Registrant


                             /s/  Harvey L. Wagner
                         --------------------------------
                                  Harvey L. Wagner
                                    Controller
                            Principal Accounting Officer


                             PENNSYLVANIA POWER COMPANY
                             --------------------------
                                     Registrant


                             /s/  Harvey L. Wagner
                         --------------------------------
                                  Harvey L. Wagner
                                    Comptroller
                            Principal Accounting Officer