Form 10-Q
period 1999-06-30
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 1999-08-13
CIK 1031296, 20947, 73960, 77278, 352049

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1999

                                 OR

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to _______

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

Yes  X    No
    ---     ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 OUTSTANDING
             CLASS                          AS OF AUGUST 9, 1999
             -----                          --------------------

  FirstEnergy Corp., $.10 par value              233,963,887
  Ohio Edison Company, $9 par value                      100
  The Cleveland Electric Illuminating
   Company, no par value                          79,590,689
  The Toledo Edison Company, $5 par value         39,133,887
  Pennsylvania Power Company, $30 par value        6,290,000

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

                           TABLE OF CONTENTS


                                                                  Pages

Part I.    Financial Information

           Notes to Consolidated Financial Statements              1-4

        FirstEnergy Corp.

           Consolidated Statements of Income                        5
           Consolidated Balance Sheets                             6-7
           Consolidated Statements of Cash Flows                    8
           Report of Independent Public Accountants                 9
           Management's Discussion and Analysis of Results
            of Operations and Financial Condition                 10-13

        Ohio Edison Company

           Consolidated Statements of Income                        14
           Consolidated Balance Sheets                            15-16
           Consolidated Statements of Cash Flows                    17
           Report of Independent Public Accountants                 18
           Management's Discussion and Analysis of Results
            of Operations and Financial Condition                 19-21

        The Cleveland Electric Illuminating Company

           Consolidated Statements of Income                        22
           Consolidated Balance Sheets                            23-24
           Consolidated Statements of Cash Flows                    25
           Report of Independent Public Accountants                 26
           Management's Discussion and Analysis of Results of
            Operations and Financial Condition                    27-29

        The Toledo Edison Company

           Consolidated Statements of Income                        30
           Consolidated Balance Sheets                            31-32
           Consolidated Statements of Cash Flows                    33
           Report of Independent Public Accountants                 34
           Management's Discussion and Analysis of Results of
            Operations and Financial Condition                    35-37

        Pennsylvania Power Company

           Consolidated Statements of Income                        38
           Consolidated Balance Sheets                            39-40
           Consolidated Statements of Cash Flows                    41
           Report of Independent Public Accountants                 42
           Management's Discussion and Analysis of Results of
            Operations and Financial Condition                    43-45

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

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

     CAPITAL EXPENDITURES-

          FirstEnergy's current forecast reflects expenditures of approximately $2.2 billion (FirstEnergy-$263 million, OE-$856 million, CEI-$701 million, TE-$257 million and Penn-$167 million) for property additions and improvements from 1999-2003, of which approximately $538 million (FirstEnergy-$172 million, OE-$156 million, CEI-$124 million, TE-$48 million and Penn-$38 million) is applicable to 1999. Investments for additional nuclear fuel during the 1999-2003 period are estimated to be approximately $394 million (OE-$137 million, CEI-$129 million, TE- $100 million and Penn-$28 million), of which approximately $46 million (OE-$19 million, CEI-$15 million, TE-$8 million and Penn-$4 million) applies to 1999.

    GUARANTEES-

          The Companies and Duquesne Light Company (Duquesne) have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of June 30, 1999, the Companies' share of the guarantees was $23.5 million (OE-$13.6 million, CEI-$5.0 million, TE-$2.9 million and Penn-$2.0 million). The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

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

          The Companies are in compliance with the current sulfur dioxide (SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. NOx reductions are being achieved through combustion controls and generating more electricity from lower-emitting plants. In September 1998, the Environmental Protection Agency (EPA) finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities by May 2003. The EPA`s NOx Transport Rule imposes uniform reductions of NOx emissions across a region of twenty-two states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. In May 1999, the U.S. Court of Appeals for the D.C. Circuit issued a stay which delays implementation of EPA's NOx Transport Rule until the Court has ruled on the merits of various appeals. Under the NOx Transport Rule, each of the twenty-two states are required to submit revised State Implementation Plans (SIP) which comply with individual state NOx budgets contemplating an 85% reduction in utility plant NOx emissions from 1990 emissions established by the EPA; the original September 1999 deadline has been extended by the D.C. Circuit Court stay. A proposed Federal Implementation Plan accompanied the NOx Transport Rule and may be implemented by the EPA in states which fail to revise their SIP. In another separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. The EPA suggests that the Section 126 petitions will be adequately addressed by the NOx Transport Program, but an April 30, 1999 rulemaking established an alternative program which would require nearly identical 85% NOx reductions at the Companies' Ohio and Pennsylvania plants by May 2003 in the event implementation of the NOx Transport Rule is delayed. In June 1999, the EPA stayed the April 30,1999 rulemaking and proposed changes to that rulemaking in response to the D.C. Circuit Court rulings. The Companies continue to evaluate their compliance plans and other compliance options and currently estimate the additional capital expenditures for NOx reductions may reach $500 million.

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

          In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. In May 1999, the U.S. Court of Appeals for the D.C. Circuit remanded both standards back to the EPA finding constitutional and other defects in the new NAAQS rules. The EPA is seeking rehearing by the D.C. Circuit Court. The Companies cannot predict either the outcome of the rehearing request or the time period before the new NAAQS could become enforceable either through Court action or EPA action in response to the Court's remand order. The cost of compliance with these regulations may be substantial and depends on the manner in which they are ultimately implemented, if at all, by the states in which the Companies operate affected facilities.

          CEI and TE have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued liabilities of $4.6 million and $1.0 million, respectively, as of June 30, 1999, based on estimates of the costs of cleanup and the proportionate responsibility of other PRPs for such costs. CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

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

    PENDING EXCHANGE OF ASSETS-

          On March 26, 1999, FirstEnergy announced that it completed its agreements with Duquesne to exchange certain generating assets. Upon receipt of regulatory approvals, Duquesne will transfer 1,436 megawatts owned by Duquesne at eight Central Area Power Coordination Group (CAPCO) generating units in exchange for 1,328 megawatts at three non-CAPCO power plants owned by the Companies. The agreements for the exchange of assets, which is structured as a like-kind exchange for tax purposes, will provide the Companies with exclusive ownership and operating control of all CAPCO generating units. The three FirstEnergy plants to be transferred will be included in Duquesne's upcoming auction of its generating assets. The Companies will operate the plants until the assets are transferred to the new owners. Duquesne will fund decommissioning costs equal to its percentage interest in the three nuclear generating units to be transferred. The asset transfer could take place in late 1999 or early 2000. Under the agreements, the existing CAPCO arrangements will terminate upon transfer of the assets.

3 -  REGULATORY ACCOUNTING:

          On July 6, 1999, Ohio Governor Bob Taft signed legislation which will allow Ohio electric customers to select their generation suppliers beginning January 1, 2001. Among other things, the new law provides for a five percent rate reduction on the generation portion of residential customers' bills and the opportunity to recover transition costs, including regulatory assets, from January 1, 2001 through December 31, 2005. The period for the recovery of regulatory assets only can be extended up to December 31, 2010. The Public Utilities Commission of Ohio (PUCO) has been authorized to determine the level of transition cost recovery, as well as the recovery period for the regulatory assets portion of those costs, in considering each Ohio electric utility's transition plan application. These applications must be filed with the PUCO by January 3, 2000. Upon conclusion of the hearing process, the PUCO will issue an order of its findings regarding recoverability of transition costs. The application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) to OE's generation business and the nonnuclear generation businesses of CEI and TE will be discontinued at that time. If the transition plans ultimately approved by the PUCO for OE, CEI and TE do not provide adequate recovery of their nuclear generating unit investments and regulatory assets, there would be a charge to earnings which could have a material adverse effect on the results of operations and financial condition for FirstEnergy, OE, CEI and TE. The Companies believe they will be able to bill and collect cost-based rates for their transmission and distribution services, which will remain regulated; accordingly, it is appropriate that the Companies continue the application of SFAS 71, to those respective operations after December 31, 2000.


4 -  SEGMENT INFORMATION:

          FirstEnergy's primary segment is its Electric Utility Group which includes four electric utility operating companies that provide electric service in Ohio and Pennsylvania. Its other material business segment is the FirstEnergy Trading Services, Inc. subsidiary (formerly known as FirstEnergy Trading & Power Marketing, Inc.) which markets and trades electricity in nonregulated markets. Financial data for these business segments and products and services are as follows:

Segment Financial Information
                                                FirstEnergy
                                   Electric       Trading        All      Reconciling
Three Months Ended:                Utilities      Services      Other     Eliminations     Totals
------------------                 ---------    -----------     -----     ------------     ------
                                                           (In millions)
June 30, 1999
-------------
External revenues                  $  1,340        $  17       $  167        $  --        $  1,524
Intersegment revenues                     8           21           24          (53)             --
  Total revenues                      1,348           38          191          (53)          1,524
Depreciation and amortization           208           --            7           --             215
Net interest charges                    143           --           16          (12)            147
Income taxes                            101           (1)           1           --             101
Net income/Earnings on common
 stock                                  125           (2)           5           (3)            125
Total assets                         17,393           91        1,833         (934)         18,383
Property additions                       69           --           24           --              93
Acquisitions                             --           --           --           --              --

June 30, 1998
-------------

External revenues                  $  1,323       $  108        $  33        $  --        $  1,464
Intersegment revenues                     8            3           21          (32)             --
  Total revenues                      1,331          111           54          (32)          1,464
Depreciation and amortization           192           --            2           --             194
Net interest charges                    149           --           18          (12)            155
Income taxes                             66          (14)          --           --              52
Net income/Earnings on common
 stock                                   55          (21)          (3)          (2)             29
Total assets                         17,815           62        1,543         (899)         18,521
Property additions                       60           --            7           --              67
Acquisitions                             --           --          240           --             240

                                              - 3 -

                                                FirstEnergy
                                   Electric       Trading        All      Reconciling
Six Months Ended:                 Utilities      Services      Other     Eliminations     Totals
------------------                ---------    ------------    -----     ------------     ------
                                                           (In millions)

June 30, 1999
-------------
External revenues                 $  2,612        $  28         $  301       $  --        $  2,941
Intersegment revenues                   16           21             47         (84)             --
  Total revenues                     2,628           49            348         (84)          2,941
Depreciation and amortization          394           --             11          --             405
Net interest charges                   285           --             32         (24)            293
Income taxes                           197           (2)            (1)         --             194
Net income/Earnings on common
 stock                                 268           (3)             1          (4)            262
Total assets                        17,393           91          1,833        (934)         18,383
Property additions                     121           --             54          --             175
Acquisitions                            --           --              9          --               9

June 30, 1998
-------------

External revenues                 $  2,559       $  224          $  48       $  --        $  2,831
Intersegment revenues                   16            3             42         (61)             --
  Total revenues                     2,575          227             90         (61)          2,831
Depreciation and amortization          385           --              3          --             388
Net interest charges                   289            1             33         (25)            298
Income taxes                           150          (14)            (1)         --             135
Net income/Earnings on common
 stock                                 181          (21)            (4)         (3)            153
Total assets                        17,815           62          1,543        (899)         18,521
Property additions                     118           --             13          --             131
Acquisitions                            --           --            240          --             240


                                        FIRSTENERGY CORP.

                                CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                                                    Three Months Ended        Six Months Ended
                                                         June 30,                  June 30,
                                                  ----------------------    ----------------------
                                                     1999        1998          1999         1998
                                                  ----------  ----------    ----------  ----------
                                                      (In thousands, except per share amounts)
REVENUES:
  Electric sales                                  $1,277,424  $1,262,966    $2,497,318  $2,443,555
  Other - electric utilities                          70,001      65,399       128,327     126,105
  Facilities services                                116,755      27,094       221,323      36,623
  Trading services                                    17,089     108,304        28,566     224,122
  Other                                               42,612         214        65,757         651
                                                  ----------  ----------    ----------  ----------
      Total revenues                               1,523,881   1,463,977     2,941,291   2,831,056
                                                  ----------  ----------    ----------  ----------
EXPENSES:
  Fuel and purchased power                           204,273     326,292       408,630     541,157
  Other expenses:
    Electric utilities                               424,060     363,930       789,971     707,606
    Facilities services                              111,287      26,697       212,640      36,693
    Trading services                                  20,460     143,312        33,264     260,435
    Other                                             34,840       8,118        64,170       8,735
  Provision for depreciation and amortization        215,394     193,690       405,232     387,817
  General taxes                                      139,466     135,108       277,560     271,482
                                                  ----------  ----------    ----------  ----------
      Total expenses                               1,149,780   1,197,147     2,191,467   2,213,925
                                                  ----------  ----------    ----------  ----------
INCOME BEFORE INTEREST AND INCOME TAXES              374,101     266,830       749,824     617,131
                                                  ----------  ----------    ----------  ----------
NET INTEREST CHARGES:
  Interest expense                                   131,359     137,392       260,740     273,161
  Allowance for borrowed funds used during
   construction and capitalized interest              (3,376)     (1,187)       (6,061)     (2,668)
  Subsidiaries' preferred stock dividends             19,379      18,463        38,760      27,791
                                                  ----------  ----------    ----------  ----------
      Net interest charges                           147,362     154,668       293,439     298,284
                                                  ----------  ----------    ----------  ----------
INCOME TAXES                                         101,417      52,208       194,342     135,241
                                                  ----------  ----------    ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM                     125,322      59,954       262,043     183,606

EXTRAORDINARY ITEM (NET OF INCOME TAX
  BENEFIT OF $21,208,000)                                 --     (30,522)           --     (30,522)
                                                  ----------  ----------    ----------  ----------
NET INCOME                                        $  125,322  $   29,432    $  262,043  $  153,084
                                                  ==========  ==========    ==========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                        227,367     223,987       228,254     223,197
                                                     =======     =======       =======     =======
BASIC AND DILUTED EARNINGS PER SHARE OF
  COMMON STOCK:
  Income before extraordinary item                     $ .55       $ .27         $1.15       $ .83
  Extraordinary item (Net of income taxes)                --        (.14)           --        (.14)
                                                       -----       -----         -----       -----
  Net income                                           $ .55       $ .13         $1.15       $ .69
                                                       =====       =====         =====       =====
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK           $.375       $.375         $ .75       $ .75
                                                       =====       =====         =====       =====


The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.


                                    FIRSTENERGY CORP.

                               CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
                                                     June 30,      December 31,
                                                       1999             1998
                                                   ------------    ------------
                                                           (In thousands)

                  ASSETS
                  ------
CURRENT ASSETS:
  Cash and cash equivalents                         $  226,533       $  77,798
  Receivables-
    Customers (less accumulated provisions of
      $6,504,000 and $6,397,000, respectively,
      for uncollectible accounts)                      258,561         239,183
    Other (less accumulated provisions of
      $45,962,000 and $46,251,000, respectively,
      for uncollectible accounts)                      466,250         322,186
  Materials and supplies, at average cost-
    Owned                                              136,379         145,926
    Under consignment                                  113,032         110,109
  Prepayments and other                                210,675         171,931
                                                   -----------     -----------
                                                     1,411,430       1,067,133
                                                   -----------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  In service                                        15,101,664      14,961,664
  Less--Accumulated provision for depreciation       6,109,397       6,012,761
                                                   -----------     -----------
                                                     8,992,267       8,948,903
  Construction work in progress                        231,907         293,671
                                                   -----------     -----------
                                                     9,224,174       9,242,574
                                                   -----------     -----------
INVESTMENTS:
  Capital trust investments                          1,284,196       1,329,010
  Nuclear plant decommissioning trusts                 396,451         358,371
  Letter of credit collateralization                   277,763         277,763
  Other                                                459,552         453,860
                                                   -----------     -----------
                                                     2,417,962       2,419,004
                                                   -----------     -----------
DEFERRED CHARGES:
  Regulatory assets                                  2,722,184       2,887,437
  Goodwill                                           2,121,178       2,167,968
  Property taxes                                       270,666         270,666
  Other                                                215,590         199,400
                                                   -----------     -----------
                                                     5,329,618       5,525,471
                                                   -----------     -----------
                                                   $18,383,184     $18,254,182
                                                   ===========     ===========


                                      FIRSTENERGY CORP.

                                  CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
                                                     June 30,       December 31,
                                                       1999             1998
                                                   -----------      ------------
                                                          (In thousands)

  CAPITALIZATION AND LIABILITIES
  ------------------------------
CURRENT LIABILITIES:
  Currently payable long-term debt
    and preferred stock                            $ 1,201,245      $   876,470
  Short-term borrowings                                228,769          254,470
  Accounts payable                                     304,059          257,524
  Accrued taxes                                        433,012          401,688
  Accrued interest                                     140,103          141,575
  Other                                                203,401          251,262
                                                   -----------      -----------
                                                     2,510,589        2,182,989
                                                   -----------      -----------
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $.10 par value, authorized
      300,000,000 shares - 234,490,887 and
      237,069,087 shares outstanding, respectively      23,449           23,707
    Other paid-in capital                            3,774,680        3,846,513
    Accumulated comprehensive income                      (439)            (439)
    Retained earnings                                  809,017          718,409
    Unallocated employee stock ownership plan
      common stock - 7,163,192 and 7,406,332
       shares, respectively                           (133,470)        (139,032)
                                                   -----------      -----------
        Total common stockholders' equity            4,473,237        4,449,158
  Preferred stock of consolidated subsidiaries-
    Not subject to mandatory redemption                648,395          660,195
    Subject to mandatory redemption                    160,996          174,710
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely
    OE subordinated debentures                         120,000          120,000
  Long-term debt                                     6,142,847        6,352,359
                                                   -----------      -----------
                                                    11,545,475       11,756,422
                                                   -----------      -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                  2,259,100        2,282,864
  Accumulated deferred investment tax credits          279,335          286,154
  Pensions and other postretirement benefits           533,236          525,647
  Other                                              1,255,449        1,220,106
                                                   -----------      -----------
                                                     4,327,120        4,314,771
                                                   -----------      -----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                           -----------      -----------
                                                   $18,383,184      $18,254,182
                                                   ===========      ===========


The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy
Corp. are an integral part of these balance sheets.

                                             - 7 -

                                      FIRSTENERGY CORP.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                    Three Months Ended        Six Months Ended
                                                         June 30,                  June 30,
                                                  ----------------------    ----------------------
                                                     1999        1998          1999         1998
                                                  ----------  ----------    ----------  ----------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 125,322    $ 29,432     $ 262,043    $153,084
  Adjustments to reconcile net income to net
   cash from operating activities-
    Provision for depreciation and amortization     215,394     193,690       405,232     387,817
    Nuclear fuel and lease amortization              21,354      16,319        47,949      40,632
    Other amortization, net                          (3,789)     (9,410)       (4,254)     (9,682)
    Deferred income taxes, net                       (8,310)    (29,431)      (14,745)    (24,207)
    Investment tax credits, net                      (3,375)     (5,568)       (6,819)    (11,339)
    Extraordinary item                                   --      51,730            --      51,730
    Receivables                                    (142,077)     48,421      (160,447)     88,486
    Materials and supplies                           11,734         197         6,728      (9,797)
    Accounts payable                                 37,015       1,526        49,173     (35,149)
    Other                                            19,513     (18,160)      (99,449)    (99,317)
                                                  ---------    --------     ---------    ---------
      Net cash provided from operating
       activities                                   272,781     278,746       485,411     532,258
                                                  ---------    --------     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Common stock                                         --     203,855            --     203,855
    Long-term debt                                  181,088     114,286       193,365     262,405
    Ohio Schools Council prepayment program              --     116,598            --     116,598
  Redemptions and Repayments-
    Common stock                                     31,076          --        75,575          --
    Preferred stock                                  21,489      15,379        21,489      15,379
    Long-term debt                                   12,206     189,930        93,008     349,911
    Short-term borrowings, net                       35,992      87,599        24,728     108,443
  Common stock dividend payments                     85,299      83,586       171,436     166,977
                                                  ---------    --------     ---------    --------
      Net cash provided from (used for)
       financing activities                          (4,974)     58,245      (192,871)    (57,852)
                                                  ---------    --------     ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                 92,971     307,120       183,676     371,224
  Cash investments                                       63          66       (41,205)    111,610
  Other                                              (6,148)      7,685         1,334      18,844
                                                  ---------    --------     ---------    --------
      Net cash used for investing activities         86,886     314,871       143,805     501,678
                                                  ---------    --------     ---------    --------
Net increase (decrease) in cash and cash
 equivalents                                        180,921      22,120       148,735     (27,272)
Cash and cash equivalents at beginning of
 period                                              45,612      48,845        77,798      98,237
                                                  ---------    --------     ---------    --------
Cash and cash equivalents at end of period        $ 226,533    $ 70,965     $ 226,533    $ 70,965
                                                  =========    ========     =========    ========



The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. (an Ohio corporation) and subsidiaries as of June 30, 1999, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
August 9, 1999

                           FIRSTENERGY CORP.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


          The Company, as a producer and trader of electricity and natural gas, has certain financial risks inherent in its business activities. With respect to its trading operations, the Company uses principally over-the-counter and commodity exchange contracts for the purchase and sale of electricity and natural gas. These contracts may expose the Company to commodity price fluctuations. Market risk represents the risk of loss that may impact financial position, results of operations or cash flow due to either changes in the commodity market prices for electricity and natural gas or the failure of contract counterparties to perform. Various policies and procedures have been established to manage market risk. However, electricity and natural gas are subject to unpredictable price fluctuations due to changing economic and weather conditions and constraints, which arise from time to time in availability of supply.

Results of Operations
---------------------

          Basic and diluted earnings per share of common stock increased to $1.15 per share for the six-month period ended June 30, 1999, from $.69 per share for the same period last year. For the second quarter of 1999, earnings increased to $.55 per share, from $.13 per share for the second quarter of 1998. Higher earnings resulted from several factors including higher retail revenues, lower purchased power costs, reduced costs from the FirstEnergy Trading Services, Inc. (FETS) business segment and lower interest expenses. Also, second quarter and year-to-date earnings for 1998 included an extraordinary charge of $30.5 million, or $.14 per common share, resulting from Penn's discontinued application of SFAS 71 to its generation business.

          Revenues increased $59.9 million in the second quarter of 1999 compared to the second quarter of 1998, and $110.2 million during the six-month period ending June 30, 1999, compared to the same period of 1998. The revenue increases resulted from contributions from the Electric Utility Operating Companies (EUOC) business segment and newly acquired businesses, offset by reduced revenues from the FETS business segment. The sources of increases in second quarter and year-to-date 1999 revenues are summarized in the following table.

                                                 June 30, 1999
                                            -----------------------
                                                 (In millions)

                                              Three          Six
                                             Months         Months
                                             Ended          Ended
                                             ------         ------
     Electric sales                          $ 14.5        $  53.8
     Other electric utility revenues            4.6            2.2
                                             ------        -------
     EUOC                                      19.1           56.0
     FETS                                     (91.2)        (195.6)
     New businesses acquired                  132.0          249.8
                                             ------        -------
     Net Revenue Increase                    $ 59.9        $ 110.2
                                             ======        =======



          The increases in EUOC revenues for the second quarter and year-to-date periods of 1999 compared to the same periods of 1998 resulted from increases in EUOC kilowatt-hour sales, which were partially offset by reduced unit prices. Residential, commercial and industrial customers all contributed to the increases in EUOC kilowatt-hour sales with increases of 2.8%, 3.4% and 1.8%, respectively, for the second quarter of 1999 and increases of 7.3%, 3.6% and 1.5%, respectively, for the year-to-date period. A net increase of more than 10,000 new EUOC residential customers over the last twelve months ending June 30, 1999, added to the growth in residential sales. Continued service sector growth contributed to the commercial kilowatt-hour sales increase. Sales to industrial customers showed modest growth with some additional strength in the second quarter due in part to a rebound in kilowatt-hour sales to primary metal customers. Overall, EUOC kilowatt-hour sales increased 3.3% in the second quarter of 1999 and 1.9% for the first six months of the current year from the corresponding periods of 1998.

          The decreases in FETS revenues for the second quarter and first half of 1999 compared to the prior year resulted from limiting trading activities to the support of FirstEnergy's retail marketing activities. Acquisition of facilities services companies, the purchase of MARBEL Energy Corporation (MARBEL) and sales of electricity to the unregulated market by Penn Power Energy and FirstEnergy Services Corp. combined to cause the significant increase in other revenues.

          Total expenses decreased $47.4 million in the second quarter of 1999, compared to the same quarter of 1998, and were down $22.5 million in the first half of 1999 compared to the first half of the prior year. Contributing to this overall reduction were EUOC purchased power costs which were down $122.1 million in the second quarter of 1999 from the same quarter of 1998 and were $129.1 million lower in the first half of 1999, compared to the first half of 1998. Most of the improvement in second quarter results was due to the absence of unusual conditions experienced in the second quarter of 1998, which resulted in an additional $77.4 million of unusually high purchased power costs. Those costs were incurred during a period of record heat and humidity in late June 1998, which coincided with a regional power shortage resulting in high prices for purchased power. Unscheduled outages at several of the Companies' power plants at that time required the Companies to purchase significant amounts of power on the spot market. Although the second quarter of 1999 also experienced above normal temperatures in June, the Companies maintained a stronger generating capacity position during the period, due in part to a program designed to increase available internal generation during the summer months. The program involves moving maintenance away from the summer months, increasing the reliability of generating units, adding peaking resources, and in some cases increasing the power output of existing facilities. The price extremes of the prior year also did not occur in the first half of 1999.

          Other expenses for the EUOCs increased $60.1 million in the second quarter of 1999 compared to the same period the prior year and $82.4 million in the six-month period ended June 30, 1999 compared to the corresponding period of 1998. A portion of the second quarter and year-to-date increases resulted from the program (mentioned above) to increase internal generation during the summer months. As part of that program, the outage at Bruce Mansfield Unit 1 was moved from Fall 1999 to a period extending from late March to May 31, 1999, in order to enhance readiness for the peak summer months. Nuclear expenses also contributed significantly to the increases in other expenses primarily as a result of refueling outages at Beaver Valley Unit 2 and the Perry Plant. Additionally, higher customer and sales expenses contributed to the increases of EUOC other expenses in both periods of 1999.

          Reduced FETS activity resulted in a significant cost reduction in that business segment for both the second quarter and year-to-date periods when compared to the same periods of 1998. Also, FETS expenses for the second quarter of 1998 included credit losses resulting from the unprecedented market prices for purchased power in that year. Expansion of the facilities services business through additional acquisitions, the purchase of MARBEL and costs attributable to unregulated sales activity all combined to increase other expenses. Depreciation and amortization in the second quarter and year-to-date periods of 1999 increased from the same periods of 1998 primarily as a result of accelerated expenses in connection with the OE rate plan.

          Interest expenses decreased in the second quarter and first half of 1999 from the same periods of the previous year due to refinancings and redemptions of long-term debt. Subsidiaries' preferred stock dividend requirements increased in the year-to-date period of 1999, compared to the year-to-date period of 1998, due to the declaration in the fourth quarter of 1997 of preferred stock dividends payable in 1998 by TE and CEI.

Capital Resources and Liquidity
------------------------------

          The Company and its subsidiaries have continuing cash requirements for planned capital expenditures and debt maturities. During the last two quarters of 1999, capital requirements for property additions and capital leases are expected to be about $379 million, including $11 million for nuclear fuel. The Companies have additional cash requirements of approximately $426.1 million (excluding the OE revolving credit agreement) to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1999. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          During the second quarter of 1999, the Company repurchased over 1 million shares of its common stock at an average price of approximately $29.41 per share. In the year-to-date period ending
June 30, 1999, the Company repurchased 2.6 million shares at an average price of approximately $29.13 per share.

          As of June 30, 1999, the Company and its subsidiaries had about $226.5 million of cash and temporary investments and $228.8 million of short-term indebtedness. Unused borrowing capability included $145.0 million under revolving lines of credit and $32.0 million of bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

          On June 24, 1999, the Company signed a letter of intent to form a joint venture with Range Resources Corp., a Texas-based, independent energy company. Under the agreement, the Company would merge the exploration, production and certain other assets of its MARBEL Energy Corporation subsidiary into a single limited liability company with the Appalachian Basin assets of Range Resources. The joint venture would produce oil and gas on 980,000 acres in the Appalachian Basin, which includes parts of Ohio, Pennsylvania, West Virginia, Kentucky and Tennessee. The objective of the joint venture is to cut costs, enhance productivity and increase the competitive position of the joint venture partners in the Appalachian Basin.

          FirstEnergy Telecom Corp., a wholly owned subsidiary, joined with Allegheny Communications Connect, Inc., AEP Communications LLC, and GPU Telecom Services, Inc., to initiate the interconnection of their respective fiber optic networks. The agreement was announced on June 23, 1999. Once the linkages are complete, the network alliance will have the opportunity to make sales in new regional markets.

          In order to assure adequate future generating capacity during peak periods the Company currently plans to install eight combustion turbines at several locations totaling 815 megawatts of capacity, with 390 megawatts installed and available in 2000 and the balance available to meet demand in 2001.

Regulatory Matters
------------------

          On July 6, 1999, Ohio Governor Bob Taft signed into law legislation providing residents of Ohio with a choice of generation suppliers. Among other provisions, the new law provides customer choice starting January 1, 2001, freezes current rates for a five year market-development period and includes a five-percent price cut in the generation component of residential customer bills. Under the new law OE, CEI and TE will continue to deliver power to homes and businesses through their distribution systems, which will remain regulated. While the new law provides guidance for the transition to retail competition in Ohio, significant authority has been vested in the PUCO to determine the ultimate recovery of transition costs (see Note 3). The PUCO will hold hearings as early as the first quarter of next year to decide the amount of transition costs each utility can recover over a period of up to ten years. The Company intends to file transition plans for OE, CEI and TE in the fourth quarter of 1999. The application of SFAS 71 to OE's generation business and the nonnuclear generation businesses of CEI and TE will be discontinued when the PUCO issues an order of its hearing findings. Consequently, the Company is not able to determine, at this time, the financial impact resulting from the eventual discontinuation of regulatory accounting under SFAS 71 for those businesses. The Company believes it will be able to continue to bill and collect cost-based rates relating to its transmission and distribution operations.

          On June 3, 1999, the Alliance Regional Transmission Organization submitted to the Federal Energy Regulatory Commission
(FERC) a proposal to form an independent, regional transmission organization (RTO). If approved, the RTO would become one of the largest independent RTOs in the world. The companies in the Alliance filing are American Electric Power, Consumers Energy, Detroit Edison, FirstEnergy and Virginia Electric and Power. The RTO would be controlled by a board of directors independent of member companies, and would not be affiliated with any transmission owner. The Company believes that the proposed RTO meets the FERC's stated transmission objectives of providing non-discriminatory service, while providing for streamlined and cost efficient operation.

          In May 1999, a federal appeals court delayed enforcement of EPA's September 1998 final regulations requiring reductions in nitrogen oxide emissions for Ohio, Pennsylvania and twenty other eastern states. The federal appeals court remanded the regulations back to the EPA so that the agency could address, if possible, constitutional and other defects in the rules. The EPA has sought a rehearing. The Company cannot predict either the outcome of these actions or the time period before final rules could become enforceable.

Year 2000 Readiness
-------------------

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

          The Company is committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on its operations. The Company has completed an inventory of all computer systems and hardware including equipment with embedded computer chips, has determined which systems need to be converted or replaced to become Year 2000-ready and has completed the remediation of all mission critical systems and equipment. Based on results of its remediation and testing efforts, the Company filed documents with the North American Electric Reliability Council, Nuclear Regulatory Commission, PUCO and Pennsylvania Public Utility Commission that as of June 30, 1999 its generation, transmission, and distribution systems were ready to serve customers in the year 2000.

          Most of the Company's Year 2000 issues have been resolved through system replacement. Of the Company's major centralized systems, the general ledger system and inventory management, procurement and accounts payable systems were replaced at the end of 1998. The Company's payroll system was enhanced to be Year 2000 compliant in July 1998. The customer service system was made Year 2000 compliant in June 1999.

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

          The Company has completed the development of formal contingency plans in all mission critical areas to establish procedures to be followed in handling unlikely events which could impact the provision of electric service to its customers.

          The Company is using both internal and external resources to reprogram and/or replace and test its software for Year 2000 modifications. Of the $90 million total project cost, approximately $70 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $20 million will be expensed as incurred. As of June 30, 1999, the Company had spent $66 million for Year 2000 capital projects and had expensed approximately $14 million for Year 2000-related maintenance activities. The Company's total Year 2000 project cost, as well as its estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

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

                                      OHIO EDISON COMPANY

                               CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)
                                                     Three Months Ended        Six Months Ended
                                                         June 30,                  June 30,
                                                  ----------------------    ----------------------
                                                     1999        1998          1999         1998
                                                  ----------  ----------    ----------  ----------
                                                                   (In thousands)
OPERATING REVENUES                                 $646,729   $618,598      $1,279,847  $1,216,463
                                                   --------   --------      ----------  ----------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                          109,443    153,133         221,465     267,048
  Nuclear operating costs                            76,879     69,043         149,315     140,909
  Other operating costs                             117,773    108,091         218,056     200,264
                                                   --------   --------      ----------  ----------
    Total operation and maintenance expenses        304,095    330,267         588,836     608,221
  Provision for depreciation and amortization       125,151    106,030         228,555     217,226
  General taxes                                      61,562     58,969         123,822     118,494
  Income taxes                                       41,904     29,684          89,667      67,741
                                                   --------   --------      ----------  ----------
    Total operating expenses and taxes              532,712    524,950       1,030,880   1,011,682
                                                   --------   --------      ----------  ----------

OPERATING INCOME                                    114,017     93,648         248,967     204,781

OTHER INCOME                                         13,080     11,766          22,398      24,268
                                                   --------   --------      ----------  ----------

INCOME BEFORE NET INTEREST CHARGES                  127,097    105,414         271,365     229,049
                                                   --------   --------      ----------  ----------

NET INTEREST CHARGES:
  Interest on long-term debt                         46,222     46,329          91,305      92,997
  Allowance for borrowed funds used during
   construction and capitalized interest               (885)      (469)         (1,982)     (1,129)
  Other interest expense                              9,164      9,391          17,783      18,885
  Subsidiaries' preferred stock dividend
  requirements                                        3,856      3,856           7,713       7,713
                                                   --------   --------      ----------  ----------
    Net interest charges                             58,357     59,107         114,819     118,466
                                                   --------   --------      ----------  ----------

INCOME BEFORE EXTRAORDINARY ITEM                     68,740     46,307         156,546     110,583

EXTRAORDINARY ITEM (NET OF INCOME TAX
  BENEFIT OF $21,208,000)                                --    (30,522)             --     (30,522)
                                                   --------   --------      ----------  ----------

NET INCOME                                           68,740     15,785         156,546      80,061

PREFERRED STOCK DIVIDEND REQUIREMENTS                 2,913      3,018           5,826       6,037
                                                   --------   --------      ----------  ----------

EARNINGS ON COMMON STOCK                           $ 65,827   $ 12,767      $  150,720  $   74,024
                                                   ========   ========      ==========  ==========


The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

                                             - 14 -

                                OHIO EDISON COMPANY

                             CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                                      June 30,      December 31,
                                                        1999            1998
                                                    ------------    ------------
                                                           (In thousands)

                   ASSETS
                   ------
UTILITY PLANT:
  In service                                           $8,209,980    $8,158,763
  Less--Accumulated provision for depreciation          3,674,931     3,610,155
                                                       ----------    ----------
                                                        4,535,049     4,548,608
                                                       ----------    ----------
  Construction work in progress-
    Electric plant                                        175,967       174,418
    Nuclear fuel                                            1,137        17,003
                                                       ----------    ----------
                                                          177,104       191,421
                                                       ----------    ----------
                                                        4,712,153     4,740,029
                                                       ----------    ----------
OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                                      471,478       475,087
  Nuclear plant decommissioning trusts                    141,692       130,572
  Letter of credit collateralization                      277,763       277,763
  Other                                                   428,389       407,839
                                                       ----------    ----------
                                                        1,319,322     1,291,261
                                                       ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents                               184,336        33,213
  Receivables-
    Customers (less accumulated provisions of
      $6,504,000 and $6,397,000, respectively,
      for uncollectible accounts)                         236,152       215,257
    Associated companies                                  214,553       229,854
    Other                                                  46,997        47,684
  Materials and supplies, at average cost-
    Owned                                                  69,581        76,756
    Under consignment                                      58,281        48,341
  Prepayments and other                                   102,948        78,618
                                                       ----------    ----------
                                                          912,848       729,723
                                                       ----------    ----------
DEFERRED CHARGES:
  Regulatory assets                                     1,774,192     1,913,808
  Property taxes                                          101,360       101,360
  Unamortized sale and leaseback costs                     87,599        90,098
  Other                                                    59,486        57,547
                                                       ----------    ----------
                                                        2,022,637     2,162,813
                                                       ----------    ----------
                                                       $8,966,960    $8,923,826
                                                       ==========    ==========

                                          - 15 -

                                 OHIO EDISON COMPANY

                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                                        June 30,     December 31,
                                                          1999          1998
                                                       ---------     -----------
                                                            (In thousands)

  CAPITALIZATION AND LIABILITIES
  ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $9 par value, authorized
      175,000,000 shares - 100 shares outstanding      $        1    $        1
    Other paid-in capital                               2,098,728     2,098,728
    Retained earnings                                     400,440       583,144
                                                       ----------    ----------
         Total common stockholder's equity              2,499,169     2,681,873
  Preferred stock-
    Not subject to mandatory redemption                   160,965       160,965
    Subject to mandatory redemption                        10,000        10,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                    39,105        50,905
    Subject to mandatory redemption                        15,000        15,000
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely OE
    subordinated debentures                               120,000       120,000
  Long-term debt                                        2,061,597     2,215,042
                                                       ----------    ----------
                                                        4,905,836     5,253,785
                                                       ----------    ----------
CURRENT LIABILITIES:
  Currently payable long-term debt
    and preferred stock                                   829,750       528,792
  Short-term borrowings-
    Associated companies                                  209,231        88,732
    Other                                                 218,772       249,451
  Accounts payable-
    Associated companies                                   55,268        10,176
    Other                                                  82,361        89,483
  Accrued taxes                                           230,142       188,295
  Accrued interest                                         44,816        45,221
  Other                                                    66,477       114,162
                                                       ----------    ----------
                                                        1,736,817     1,314,312
                                                       ----------    ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                     1,554,894     1,601,887
  Accumulated deferred investment tax credits             150,654       154,538
  Pensions and other postretirement benefits              140,996       136,856
  Other                                                   477,763       462,448
                                                       ----------    ----------
                                                        2,324,307     2,355,729
                                                       ----------    ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                               ----------    ----------
                                                       $8,966,960    $8,923,826
                                                       ==========    ==========


The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.


                                              OHIO EDISON COMPANY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                   Three Months Ended      Six Months Ended
                                                        June 30,                June 30,
                                                  --------------------    -------------------
                                                     1999       1998         1999       1998
                                                  ---------  ---------    --------   --------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  68,740   $ 15,785    $156,546   $ 80,061
  Adjustments to reconcile net income to
    net cash from operating activities-
    Provision for depreciation and amortization     125,151    106,030     228,555    217,226
    Nuclear fuel and lease amortization               9,483      6,563      20,160     13,346
    Deferred income taxes, net                      (18,745)   (36,679)    (30,755)   (49,658)
    Investment tax credits, net                      (1,907)    (3,622)     (3,884)    (7,448)
    Extraordinary item                                   --     51,730          --     51,730
    Receivables                                      30,463    (73,744)     (4,907)   (41,876)
    Materials and supplies                           (3,507)     4,755      (2,765)     4,580
    Accounts payable                                 25,552     92,415      37,970    109,590
    Other                                           (24,362)    (4,046)    (30,893)    45,586
                                                   --------   --------    --------   --------
      Net cash provided from operating activities   210,868    159,187     370,027    423,137
                                                   --------   --------    --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                  190,680    104,822     158,515    107,460
    Short-term borrowings, net                       74,594         --      89,820     83,537
  Redemptions and Repayments-
    Preferred stock                                   6,085         --       6,085         --
    Long-term debt                                   10,558    141,774      19,140    281,635
    Short-term borrowings, net                           --     15,619          --         --
  Dividend Payments-
    Common stock                                    251,865     39,884     333,603    209,782
    Preferred stock                                   3,057      2,834       5,826      5,859
                                                   --------   --------    --------   --------
      Net cash used for financing activities          6,291     95,289     116,319    306,279
                                                   --------   --------    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                 40,749     47,354      94,787     88,370
  Other                                              (5,969)    (4,847)      7,798        122
                                                   --------   --------    --------   --------
      Net cash used for investing activities         34,780     42,507     102,585     88,492
                                                   --------   --------    --------   --------
Net increase in cash and cash equivalents           169,797     21,391     151,123     28,366
Cash and cash equivalents at beginning
  of period                                          14,539     11,655      33,213      4,680
                                                   --------   --------    --------   --------
Cash and cash equivalents at end of period         $184,336   $ 33,046    $184,336   $ 33,046
                                                   ========   ========    ========   ========



The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

                                           - 17 -

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiaries as of June 30, 1999, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
August 9, 1999

                          OHIO EDISON COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Operating revenues increased $28.1 million in the second quarter of 1999, compared to the second quarter of 1998, and increased $63.4 million in the first half of 1999, compared to the same period of the prior year. Higher second quarter and year-to-date operating revenues resulted primarily from increased kilowatt-hour sales. Residential, commercial and industrial customers all contributed to the increase in retail kilowatt-hour sales in the second quarter of 1999, compared to the same period of 1998, with increases of 2.7%, 6.8% and 2.7%, respectively. Overall, retail kilowatt-hour sales increased 3.9% and total kilowatt-hour sales increased 3.5% from the 1998 second quarter results. Residential, commercial and industrial customers also combined to increase retail kilowatt-hour sales in the first six months of 1999, compared to the same period of 1998, with increases of 7.1%, 8.1% and 0.3%, respectively. Retail kilowatt-hour sales increased 4.6% and total kilowatt-hour sales increased 4.7% from the first half of 1998. Growth in the customer base and increased kilowatt-hour sales per customer contributed to the residential sales increase for both the second quarter and first half of 1999, compared to the corresponding prior year periods. Service sector growth and an expansion of sales by Penn's nonregulated affiliate were factors increasing commercial kilowatt-hour sales. A rebound of sales to primary metal customers contributed to renewed growth of kilowatt-hour sales to industrial customers.

          Operation and maintenance expenses decreased $26.2 million in the second quarter of 1999 from the same period of 1998, and were $19.4 million lower in the first half of 1999, compared to the first six months of 1999. Fuel and purchased power costs were lower in both the second quarter and year-to-date periods of 1999 than the corresponding periods of 1998, primarily due to lower purchased power costs. Most of the reduction in 1999 was due to the absence of unusual conditions experienced in the second quarter of 1998, which increased the prior period's costs. Record heat and humidity in late June 1998 coincided with a regional power shortage resulting in high prices for purchased power. Unscheduled outages at Beaver Valley Units 1 and 2, which continued through the second quarter of 1998, required that OE and Penn (OE companies) purchase significant quantities of power on the spot market during that period. Although the second quarter of 1999 also experienced above normal temperatures in June, spot market prices were less extreme and the OE companies maintained a stronger capacity position during the period. Therefore, the OE companies were able to reduce their dependence on purchased power in 1999.

          Expenses associated with the 1999 refueling outages at Beaver Valley Unit 2 and the Perry Plant increased nuclear expenses in the second quarter and first half of 1999, compared to the corresponding periods of 1998. Other operating costs increased in the second quarter and year-to-date periods of 1999 from the same periods last year primarily due to higher customer and sales expenses. Factors contributing to the increase included energy marketing program expenditures, and similar costs in 1998 being recognized later that year.

          Depreciation and amortization in the second quarter and first half of 1999 increased from the same period of 1998 primarily due to the effect of the OE rate plan. Total accelerated depreciation and amortization of nuclear and regulatory assets under the OE rate plan and Penn's restructuring plan was $64.3 million in the second quarter of 1999, up from $49.0 million in the second quarter of the previous year. In the first six months of 1999, total accelerated depreciation and amortization under the OE rate plan was $108.9 million, compared to $104.0 million in the first half of 1998.

          Second quarter and year-to-date results for 1998 include an extraordinary charge of $30.5 million resulting from Penn's discontinued application of SFAS 71 to its generation business.

Capital Resources and Liquidity
-------------------------------

          The OE companies have continuing cash requirements for planned capital expenditures and debt maturities. During the last half of 1999, capital requirements for property additions and capital leases are expected to be about $120 million, with no additional expenditures for nuclear fuel. The OE companies have additional cash requirements of approximately $161.4 million (excluding the OE revolving credit agreement) to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1999. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements. OE also completed optional refinancings of $50 million principal amount of pollution control notes in July 1999 and intends to complete an additional optional refinancing of $108 million of pollution control notes during the balance of 1999. In addition, Penn completed a $5.8 million optional redemption of 8.00% preferred stock in July 1999.

          As of June 30, 1999, the OE companies had approximately $184.3 million of cash and temporary investments and $428.0 million of short-term indebtedness. In addition, the OE companies' unused borrowing capability included $45.0 million under revolving lines of credit and $32.0 million of bank facilities that provide for borrowings on a short-term basis at the banks' discretion. Under their first mortgage indentures, as of June 30, 1999, the OE companies would have been permitted to issue up to $1.3 billion of additional first mortgage bonds on the basis of bondable property additions and retired bonds.

Regulatory Matters
------------------

          On July 6, 1999, Ohio Governor Bob Taft signed into law legislation providing residents of Ohio with a choice of generation suppliers. Among other provisions, the new law provides customer choice starting January 1, 2001, freezes current rates for a five year market-development period and includes a five-percent price cut in the generation component of residential customer bills. Under the new law OE will continue to deliver power to homes and businesses through its distribution system, which will remain regulated. While the new law provides guidance for the transition to retail competition in Ohio, significant authority has been vested in the PUCO to determine the ultimate recovery of transition costs (see Note 3). The PUCO will hold hearings as early as the first quarter of next year to decide the amount of transition costs each utility can recover over a period of up to ten years. FirstEnergy intends to file a transition plan for OE in the fourth quarter of 1999. The application of SFAS 71 to OE's generation business will be discontinued when the PUCO issues an order of its hearing findings. Consequently, OE is not able to determine, at this time, the financial impact resulting from the eventual discontinuation of regulatory accounting under SFAS 71 for its generation business. OE believes it will be able to continue to bill and collect cost-based rates on its transmission and distribution operations.

          In May 1999, a federal appeals court delayed enforcement of EPA's September 1998 final regulations requiring reductions in nitrogen oxide emissions for Ohio, Pennsylvania and twenty other eastern states. The federal appeals court remanded the regulations back to the EPA so the agency could address, if possible, constitutional and other defects in the rules (see "Environmental Matters" in Note 2). The EPA has sought a rehearing. OE cannot predict either the outcome of these actions or the time period before final rules could become enforceable.

Year 2000 Readiness
-------------------

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

          The OE companies are committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on their operations. The OE companies have completed an inventory of all computer systems and hardware including equipment with embedded computer chips, have determined which systems need to be converted or replaced to become Year 2000-ready and have completed the remediation of all mission critical systems and equipment. Based on the results of their remediation and testing efforts, the OE companies filed (through FirstEnergy) with the North American Electric Reliability Council, Nuclear Regulatory Commission, PUCO and Pennsylvania Public Utility Commission (PPUC) that as of June 30, 1999 their generation, transmission, and distribution systems were ready to serve customers in the year 2000.

          Most of the OE companies' Year 2000 issues have been resolved through system replacement. Of the OE companies' major centralized systems, the general ledger system and inventory management, procurement and accounts payable systems were replaced at the end of 1998. The OE companies' payroll system was enhanced to be Year 2000 compliant in July 1998. The customer service system was made Year 2000 compliant in June 1999.

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

          The OE companies have completed the development of formal contingency plans in all mission critical areas to establish procedures to be followed in handling unlikely events which could impact the provision of electric service to their customers.

          The OE companies are using both internal and external resources to reprogram and/or replace and test their software for Year 2000 modifications. Of the $44 million total project cost, approximately $34 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $10 million will be expensed as incurred. As of June 30, 1999, the OE companies have spent $32 million for Year 2000 capital projects and had expensed approximately $7 million for Year 2000-related maintenance activities. The OE companies' total Year 2000 project cost, as well as their estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

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

                             THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                    Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                   -------------------  --------------------
                                                     1999       1998       1999       1998
                                                   --------   --------  ---------   --------
                                                                (In thousands)
OPERATING REVENUES                                 $481,955   $474,576   $900,794   $889,603

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                          100,554    139,642    191,584    231,357
  Nuclear operating costs                            40,305     20,658     69,821     46,897
  Other operating costs                              92,360     83,415    177,277    156,109
                                                   --------   --------   --------   --------
      Total operation and maintenance expenses      233,219    243,715    438,682    434,363
  Provision for depreciation and amortization        58,311     59,419    115,998    116,648
  General taxes                                      54,629     53,863    108,642    108,374
  Income taxes                                       29,163     20,773     49,318     42,716
                                                   --------   --------   --------   --------
      Total operating expenses and taxes            375,322    377,770    712,640    702,101
                                                   --------   --------   --------   --------

OPERATING INCOME                                    106,633     96,806    188,154    187,502
                                                   --------   --------   --------   --------

OTHER INCOME (EXPENSE)                               (1,240)    (3,494)     5,217      4,099
                                                   --------   --------   --------   --------

INCOME BEFORE NET INTEREST CHARGES                  105,393     93,312    193,371    191,601
                                                   --------   --------   --------   --------

NET INTEREST CHARGES:
  Interest on long-term debt                         53,812     60,751    107,565    120,811
  Allowance for borrowed funds used during
    construction                                       (517)      (404)      (733)      (956)
  Other interest expense (credit)                      (517)    (1,882)      (996)    (2,726)
                                                   --------   --------   --------   --------
      Net interest charges                           52,778     58,465    105,836    117,129
                                                   --------   --------   --------   --------

NET INCOME                                           52,615     34,847     87,535     74,472

PREFERRED STOCK DIVIDEND REQUIREMENTS                 8,541      7,438     17,082      8,506
                                                   --------   --------   --------   --------

EARNINGS ON COMMON STOCK                           $ 44,074   $ 27,409   $ 70,453   $ 65,966
                                                   ========   ========   ========   ========



The preceding Notes to Consolidated Financial Statements as they relate to The Cleveland Electric
Illuminating Company are an integral part of these statements.

                                                - 22 -

                         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
                                                      June 30,      December 31,
                                                       1999             1998
                                                    ------------    ------------
                                                           (In thousands)

                 ASSETS
                 ------
UTILITY PLANT:
  In service                                        $4,657,245       $4,648,725
  Less--Accumulated provision for depreciation       1,667,572        1,631,974
                                                    ----------       ----------
                                                     2,989,673        3,016,751
                                                    ----------       ----------
  Construction work in progress-
    Electric plant                                      28,003           42,428
    Nuclear fuel                                           408           14,864
                                                    ----------       ----------
                                                        28,411           57,292
                                                    ----------       ----------
                                                     3,018,084        3,074,043
                                                    ----------       ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                           517,263          543,161
  Nuclear plant decommissioning trusts                 139,521          125,050
  Other                                                 31,377           21,059
                                                    ----------       ----------
                                                       688,161          689,270
                                                    ----------       ----------
CURRENT ASSETS:
  Cash and cash equivalents                              3,874           19,526
  Receivables-
    Customers                                           17,478           16,588
    Associated companies                                15,613           15,636
    Other                                              247,748          142,834
  Notes receivable from associated companies                --           53,509
  Materials and supplies, at average cost-
    Owned                                               36,806           38,213
    Under consignment                                   35,935           43,620
  Prepayments and other                                 69,288           58,342
                                                    ----------       ----------
                                                       426,742          388,268
                                                    ----------       ----------
DEFERRED CHARGES:
  Regulatory assets                                    541,912          555,925
  Goodwill                                           1,452,359        1,471,563
  Property taxes                                       126,464          126,464
  Other                                                 14,046           12,650
                                                    ----------       ----------
                                                     2,134,781        2,166,602
                                                    ----------       ----------
                                                    $6,267,768       $6,318,183
                                                    ==========       ==========

                                              - 23 -

                          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                                      June 30,      December 31,
                                                       1999             1998
                                                    ------------    ------------
                                                           (In thousands)

   CAPITALIZATION AND LIABILITIES
   ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized
     105,000,000 shares - 79,590,689 shares
     outstanding                                     $  931,962      $  931,962
    Retained earnings                                    59,688          76,276
                                                     ----------      ----------
        Total common stockholder's equity               991,650       1,008,238
  Preferred stock-
    Not subject to mandatory redemption                 238,325         238,325
    Subject to mandatory redemption                     135,996         149,710
  Long-term debt                                      2,869,859       2,888,202
                                                     ----------      ----------
                                                      4,235,830       4,284,475
                                                     ----------      ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and
   preferred stock                                      209,861         208,050
  Accounts payable-
    Associated companies                                 58,382          47,680
    Other                                                85,080          67,929
  Notes payable to associated companies                  55,890          80,618
  Accrued taxes                                         186,629         192,359
  Accrued interest                                       65,573          66,685
  Other                                                  47,544          58,585
                                                     ----------      ----------
                                                        708,959         721,906
                                                     ----------      ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                     532,747         524,285
  Accumulated deferred investment tax credits            88,972          90,946
  Pensions and other postretirement benefits            215,767         217,719
  Other                                                 485,493         478,852
                                                     ----------      ----------
                                                      1,322,979       1,311,802
                                                     ----------      ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                             ----------      ----------
                                                     $6,267,768      $6,318,183
                                                     ==========      ==========


The preceding Notes to Consolidated Financial Statements as they relate to The Cleveland Electric
Illuminating Company are an integral part of these balance sheets.

                                           - 24 -

                         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                     Three Months Ended        Six Months Ended
                                                         June 30,                  June 30,
                                                  ----------------------    ----------------------
                                                     1999        1998          1999         1998
                                                  ----------  ----------    ----------  ----------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  52,615   $ 34,847      $  87,535   $ 74,472
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization     58,311     59,419        115,998    116,648
      Nuclear fuel and lease amortization              6,665      6,127         15,971     16,356
      Other amortization                              (3,789)    (9,417)        (4,254)    (9,417)
      Deferred income taxes, net                       5,136     14,096          8,876     25,832
      Investment tax credits, net                       (987)    (1,297)        (1,974)    (2,593)
      Receivables                                    (90,588)   (77,237)      (105,781)   (87,568)
      Materials and supplies                          11,005     (6,374)         9,092    (10,722)
      Accounts payable                                16,220     53,237         27,853     27,504
      Other                                           19,411    (32,607)       (45,108)   (63,758)
                                                   ---------   --------      ---------   --------
        Net cash provided from operating
         activities                                   73,999     40,794        108,208     86,754
                                                   ---------   --------      ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                        --      5,822             --      5,822
    Ohio Schools Council prepayment program               --    116,598             --    116,598
  Redemptions and Repayments-
    Preferred stock                                   13,714     13,714         13,714     13,714
    Long-term debt                                     6,346     15,029         24,014     26,581
    Short-term borrowings, net                        12,883     45,290         24,728     26,492
  Dividend Payments-
    Common stock                                      75,811     25,469         82,974     25,469
    Preferred stock                                    8,541      8,870         17,082     17,741
                                                   ---------   --------      ---------   --------
        Net cash provided from (used for)
         financing activities                       (117,295)    14,048       (162,512)    12,423
                                                   ---------   --------      ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                  20,204     12,080         30,299     27,414
  Loans to associated companies                           --     59,900             --    136,900
  Loan payments from associated companies            (59,077)        --        (53,509)        --
  Capital trust investments                               --         --        (25,898)   (31,958)
  Other                                                6,135    (18,137)        10,456    (13,953)
                                                   ---------   --------      ---------   --------
        Net cash used for (provided from)
         investing activities                        (32,738)    53,843        (38,652)   118,403
                                                   ---------   --------      ---------   --------
Net increase (decrease) in cash and cash
 equivalents                                         (10,558)       999        (15,652)   (19,226)
Cash and cash equivalents at beginning of period      14,432     13,550         19,526     33,775
                                                   ---------   --------      ---------   --------
Cash and cash equivalents at end of period         $   3,874   $ 14,549      $   3,874   $ 14,549
                                                   =========   ========      =========   ========



The preceding Notes to Consolidated Financial Statements as they relate to The Cleveland Electric
Illuminating Company are an integral part of these statements.


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of June 30, 1999, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
August 9, 1999
                                 - 26 -

               THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Operating revenues increased $7.4 million in the second quarter of 1999, compared to the second quarter of 1998 and were $11.2 million higher in the first half of 1999, compared to the same period the prior year. Increases in kilowatt-hour sales were substantially offset by reduced unit prices. Residential, commercial and industrial customers all contributed to the increase in retail kilowatt-hour sales in the second quarter of 1999, compared to the same period of 1998, with increases of 3.9%, 5.2% and 1.5%, respectively. Overall, retail kilowatt-hour sales increased 3.3% and total kilowatt-hour sales increased 10.0% from the 1998 second quarter results. Residential, commercial and industrial customers also combined to increase retail kilowatt-hour sales in the first six months of 1999, compared to the same period of 1998, with increases of 9.2%, 3.6% and 0.6%, respectively. Retail kilowatt-hour sales increased 3.7% and total kilowatt-hour sales increased 4.7% from the first half of 1998. Lower temperatures in the first quarter of 1999, compared to the milder weather in the same period of 1998, contributed to stronger residential growth in the first quarter of 1999, which is reflected in year-to-date increases in residential kilowatt-hour sales. Service sector growth supported continuing increases in sales to commercial customers. Total kilowatt-hour sales benefited from strong weather-induced demand in the wholesale market during June and available capacity at CEI. Sales to wholesale customers increased 131.3% in the second quarter of 1999, and were 20.6% higher in the first half than the corresponding periods of 1998.

          Operation and maintenance expenses decreased $10.5 million in the second quarter of 1999 from the same period of 1998, and were $4.3 million higher in the first half of 1999, compared to the first six months of 1998. Fuel and purchased power costs were lower in both the second quarter and year-to-date periods of 1999 than the corresponding periods of 1998, primarily due to lower purchased power costs. Most of the reduction was due to the absence of unusual conditions experienced in the second quarter of 1998, which increased the prior period's costs. Record heat and humidity in late June 1998 coincided with a regional power shortage resulting in high prices for purchased power. Unscheduled outages at Beaver Valley Unit 2, the Davis-Besse Plant and Avon Lake Unit 9 required that CEI purchase significant quantities of power on the spot market during that period. Although the second quarter of 1999 also experienced above normal temperatures in June, CEI maintained a stronger capacity position during the period. Therefore, CEI was not only able to reduce its dependence on purchased power in 1999 but also took advantage of the strong demand for power through sales to the wholesale market (discussed above). Offsetting the second quarter reduction in purchased power costs were expenses associated with the refueling outages at Beaver Valley Unit 2 and the Perry Plant, which increased nuclear expenses in the second quarter and first half of 1999, compared to the corresponding periods of 1998. Other operating costs increased in the second quarter and year-to-date periods of 1999 from the corresponding periods of last year due primarily to higher customer and sales expenses.

          Long-term debt refinancings of $264 million and net redemptions of $211 million during the twelve months ended June 30, 1999, contributed to the reduction in long-term debt interest expense in the second quarter and first half of 1999, compared to the corresponding periods of the prior year. Preferred stock dividend requirements increased in the six-month period ending June 30, 1999, compared to the first half of 1998, due to the declaration in the fourth quarter of 1997 of preferred stock dividends payable in 1998 by CEI.

Capital Resources and Liquidity
-------------------------------

          CEI has continuing cash requirements for planned capital expenditures and debt maturities. During the last half of 1999, capital requirements for property additions and capital leases are expected to be about $103 million, including $8 million for nuclear fuel. CEI has additional cash requirements of approximately $164.3 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1999. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of June 30,1999, CEI had approximately $3.9 million of cash and temporary investments and $55.9 million of short-term indebtedness to affiliated companies. Together with TE, CEI had unused borrowing capability of $100 million under a FirstEnergy revolving line of credit at the end of the second quarter of 1999. Under its first mortgage indenture, as of June 30, 1999, CEI would have been permitted to issue up to $552 million of additional first mortgage bonds on the basis of bondable property additions and retired bonds.

Regulatory Matters
------------------

          On July 6, 1999, Ohio Governor Bob Taft signed into law legislation providing residents of Ohio with a choice of generation suppliers. Among other provisions, the new law provides customer choice starting January 1, 2001, freezes current rates for a five year market-development period and includes a five-percent price cut in the generation component of residential customer bills. Under the new law CEI will continue to deliver power to homes and businesses through its distribution system, which will remain regulated. While the new law provides guidance for the transition to retail competition in Ohio, significant authority has been vested in the PUCO to determine the ultimate recovery of transition costs (see Note 3). The PUCO will hold hearings as early as the first quarter of next year to decide the amount of transition costs each utility can recover over a period of up to ten years. FirstEnergy intends to file a transition plan for CEI in the fourth quarter of 1999. The application of SFAS 71 to CEI's nonnuclear generation business will be discontinued when the PUCO issues an order of its hearing findings. Consequently, CEI is not able to determine, at this time, the financial impact resulting from the eventual discontinuation of regulatory accounting under SFAS 71 for its nonnuclear generation business. CEI believes it will be able to continue to bill and collect cost-based rates on its transmission and distribution operations.

          In May 1999, a federal appeals court delayed enforcement of EPA's September 1998 final regulations requiring reductions in nitrogen oxide emissions for Ohio, Pennsylvania and twenty other eastern states. The federal appeals court remanded the regulations back to the EPA so the agency could address, if possible, constitutional and other defects in the rules (see "Environmental Matters" in Note 2). The EPA has sought a rehearing. CEI cannot predict either the outcome of these actions or the time period before final rules could become enforceable.

Year 2000 Readiness
-------------------

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

          CEI is committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on its operations. CEI has completed an inventory of all computer systems and hardware including equipment with embedded computer chips, has determined which systems need to be converted or replaced to become Year 2000-ready and has completed the remediation of all mission critical systems and equipment. Based on results of its remediation and testing efforts, CEI filed documents (through FirstEnergy) with the North American Electric Reliability Council, Nuclear Regulatory Commission and PUCO that as of June 30, 1999 its generation, transmission, and distribution systems were ready to serve customers in the year 2000.

          Most of CEI's Year 2000 issues have been resolved through system replacement. Of CEI's major centralized systems, the general ledger system and inventory management, procurement and accounts payable systems were replaced at the end of 1998. CEI's payroll system was enhanced to be Year 2000 compliant in July 1998; all employees have been converted to the new system. The customer service system was made Year 2000 compliant in June 1999.

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

          CEI has completed the development of formal contingency plans in all mission critical areas to establish procedures to be followed in handling unlikely events which could impact the provision of electric service to its customers.

          CEI is using both internal and external resources to reprogram and/or replace and test its software for Year 2000 modifications. Of the $30 million total project cost, approximately $23 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $7 million will be expensed as incurred. As of June 30, 1999, CEI had spent $22 million for Year 2000 capital projects and had expensed approximately $5 million for Year 2000-related maintenance activities. CEI's total Year 2000 project cost, as well as its estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

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

                                  THE TOLEDO EDISON COMPANY

                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)
                                                   Three Months Ended          Six Months Ended
                                                         June 30,                  June 30,
                                                  ----------------------    ----------------------
                                                     1999        1998          1999         1998
                                                  ----------  ----------    ----------  ----------
                                                                   (In thousands)
OPERATING REVENUES                                 $235,184    $239,731      $459,446    $460,834
                                                   --------    --------      --------    --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                           42,444      72,500        78,846     107,341
  Nuclear operating costs                            49,232      37,430        91,126      75,225
  Other operating costs                              43,796      33,868        77,310      66,841
                                                   --------    --------      --------    --------
      Total operation and maintenance expenses      135,472     143,798       247,282     249,407
  Provision for depreciation and amortization        26,153      27,874        51,896      53,356
  General taxes                                      22,734      20,928        43,832      41,958
  Income taxes                                       11,302       9,287        28,209      26,303
                                                   --------    --------      --------    --------
      Total operating expenses and taxes            195,661     201,887       371,219     371,024
                                                   --------    --------      --------    --------

OPERATING INCOME                                     39,523      37,844        88,227      89,810

OTHER INCOME                                          3,245       3,057         6,167       6,899
                                                   --------    --------      --------    --------

INCOME BEFORE NET INTEREST CHARGES                   42,768      40,901        94,394      96,709
                                                   --------    --------      --------    --------

NET INTEREST CHARGES:
  Interest on long-term debt                         21,117      22,370        42,158      45,256
  Allowance for borrowed funds used during
   construction                                        (404)       (314)         (606)       (583)
  Other interest expense (credit)                    (1,153)       (285)       (2,514)     (1,099)
                                                   --------    --------      --------    --------
      Net interest charges                           19,560      21,771        39,038      43,574
                                                   --------    --------      --------    --------

NET INCOME                                           23,208      19,130        55,356      53,135

PREFERRED STOCK DIVIDEND REQUIREMENTS                 4,069       4,150         8,139       5,535
                                                   --------    --------      --------    --------

EARNINGS ON COMMON STOCK                           $ 19,139    $ 14,980      $ 47,217    $ 47,600
                                                   ========    ========      ========    ========


The preceding Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

                                              - 30 -

                                 THE TOLEDO EDISON COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
                                                      June 30,      December 31,
                                                       1999             1998
                                                    ------------    ------------
                                                           (In thousands)

              ASSETS
              ------
UTILITY PLANT:
  In service                                         $1,768,439      $1,757,364
  Less--Accumulated provision for depreciation          638,340         626,942
                                                     ----------      ----------
                                                      1,130,099       1,130,422
                                                     ----------      ----------
  Construction work in progress-
    Electric plant                                       26,006          26,603
    Nuclear fuel                                            386          11,191
                                                     ----------      ----------
                                                         26,392          37,794
                                                     ----------      ----------
                                                      1,156,491       1,168,216
                                                     ----------      ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                            295,455         310,762
  Nuclear plant decommissioning trusts                  115,238         102,749
  Other.                                                  6,390           3,656
                                                     ----------      ----------
                                                        417,083         417,167
                                                     ----------      ----------
CURRENT ASSETS:
  Cash and cash equivalents                               4,717           4,140
  Receivables-
    Customers                                             2,978           7,338
    Associated companies                                 14,010          30,006
    Other                                                 9,526          31,688
  Notes receivable from associated companies            100,373         101,236
  Materials and supplies, at average cost-
    Owned                                                23,990          25,745
    Under consignment                                    18,816          18,148
  Prepayments and other                                  31,490          25,647
                                                     ----------      ----------
                                                        205,900         243,948
                                                     ----------      ----------
DEFERRED CHARGES:
  Regulatory assets                                     406,080         417,704
  Goodwill                                              468,255         474,593
  Property taxes                                         42,842          42,842
  Other                                                   7,446           4,295
                                                     ----------      ----------
                                                        924,623         939,434
                                                     ----------      ----------
                                                     $2,704,097      $2,768,765
                                                     ==========      ==========

                                         - 31 -

                                  THE TOLEDO EDISON COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                      June 30,      December 31,
                                                       1999             1998
                                                    ------------    ------------
                                                           (In thousands)

   CAPITALIZATION AND LIABILITIES
   ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $5 par value, authorized
     60,000,000 shares - 39,133,887 shares
     outstanding                                    $  195,670       $  195,670
    Other paid-in capital                              328,559          328,559
    Retained earnings                                   36,984           51,463
                                                    ----------       ----------
        Total common stockholder's equity              561,213          575,692
  Preferred stock not subject to mandatory
   redemption                                          210,000          210,000
  Long-term debt                                     1,040,289        1,083,666
                                                    ----------       ----------
                                                     1,811,502        1,869,358
                                                    ----------       ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and
   preferred stock                                     156,382          130,426
  Accounts payable-
    Associated companies                                31,919           34,260
    Other                                               31,403           38,832
  Accrued taxes                                         41,444           62,288
  Accrued interest                                      24,608           24,965
  Other                                                 23,971           35,082
                                                    ----------       ----------
                                                       309,727          325,853
                                                    ----------       ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                    162,992          151,321
  Accumulated deferred investment tax credits           39,709           40,670
  Pensions and other postretirement benefits           121,131          122,314
  Other                                                259,036          259,249
                                                    ----------       ----------
                                                       582,868          573,554
                                                    ----------       ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                            ----------       ----------
                                                    $2,704,097       $2,768,765
                                                    ==========       ==========



The preceding Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.

                                       - 32 -

                                   THE TOLEDO EDISON COMPANY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                                    Three Months Ended        Six Months Ended
                                                         June 30,                  June 30,
                                                  ----------------------    ----------------------
                                                     1999        1998          1999         1998
                                                  ----------  ----------    ----------  ----------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 23,208    $ 19,130      $ 55,356    $ 53,135
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization    26,153      27,874        51,896      53,356
      Nuclear fuel and lease amortization             5,206       3,629        11,818      10,930
      Deferred income taxes, net                      6,623       8,631        10,305      15,152
      Investment tax credits, net                      (480)       (649)         (961)     (1,298)
      Receivables                                    57,935     (14,975)       42,518       3,226
      Materials and supplies                          3,467        (527)        1,087      (3,507)
      Accounts payable                               (4,105)     12,658        (9,770)       (114)
      Other                                         (22,932)    (29,086)      (55,855)    (26,217)
                                                   --------    --------      --------    --------
        Net cash provided from operating
         activities                                  95,075      26,685       106,394     104,663
                                                   --------    --------      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                   34,850       3,657        34,850       3,657
  Redemptions and Repayments-
    Preferred stock                                   1,690       1,665         1,690       1,665
    Long-term debt                                   43,191      33,127        55,625      41,695
  Dividend Payments-
    Common stock                                     60,351      21,132        60,351      21,132
    Preferred stock                                   4,069       4,108         8,139       8,235
                                                   --------    --------      --------    --------
        Net cash used for financing activities       74,451      56,375        90,955      69,070
                                                   --------    --------      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                  9,991       6,898        18,922      14,647
  Loans to associated companies                          --          --            --      44,648
  Loan payments from associated companies            (3,725)    (33,150)         (863)         --
  Capital trust investments                              63          66       (15,307)     (1,937)
  Other                                               9,751      (7,698)       12,110      (4,162)
                                                   --------    --------      --------    --------
        Net cash used for (provided from)
         investing activities                        16,080     (33,884)       14,862      53,196
                                                   --------    --------      --------    --------
Net increase (decrease) in cash and cash
 equivalents                                          4,544       4,194           577     (17,603)
Cash and cash equivalents at beginning of period        173         373         4,140      22,170
                                                   --------    --------      --------    --------
Cash and cash equivalents at end of period         $  4,717    $  4,567      $  4,717    $  4,567
                                                   ========    ========      ========    ========


The preceding Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

                                             - 33 -

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of June 30, 1999, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
August 9, 1999

                        THE TOLEDO EDISON COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Operating revenues decreased $4.5 million in the second quarter of 1999, compared to the second quarter of 1998, and were $1.4 million lower in the first half of 1999, compared to the same period of the prior year. Increases in kilowatt-hour sales were substantially offset by reduced unit prices. A reduction in other revenue contributed to the decrease in operating revenues. Total kilowatt-hour sales increased 6.4% in the second quarter of 1999, compared to the same period of 1998. While retail sales decreased 1.6% in the second quarter, kilowatt-hour sales to wholesale customers increased 69.2% as a result of available power at TE and strong weather-induced demand in the wholesale market during June. Retail kilowatt-hour sales to residential, commercial and industrial customers declined in the second quarter by 1.7%, 1.3% and 1.6%, respectively. In the first half of 1999, total kilowatt-hour sales increased 7.7%, compared to the same period of 1998, benefiting from a 44.2% increase in sales to wholesale customers. Retail kilowatt-hour sales increased 2.6% from the year-ago period, with sales to residential and industrial customers up 3.2% and 4.3% respectively. Sales to commercial customers decreased 1.4%.

          Operation and maintenance expenses decreased $8.3 million in the second quarter of 1999 from the same period of 1998, and were $2.1 million lower in the first half of 1999, compared to the first six months of 1998. Fuel and purchased power costs were lower in the second quarter and year-to-date periods of 1999 than the corresponding periods of 1998, due to lower purchased power costs. Most of the reduction in 1999 was due to the absence of unusual conditions experienced in the second quarter of 1998, which increased the prior period's costs. Record heat and humidity in late June 1998 coincided with a regional power shortage resulting in high prices for purchased power. During this period, unscheduled outages at Beaver Valley Unit 2 and the Davis-Besse Plant required that TE purchase significant quantities of power on the spot market during that period. Although the second quarter of 1999 also experienced above normal temperatures in June, spot market prices were less extreme, and TE maintained a stronger generating capacity position during the period. Therefore, TE was not only able to reduce its dependence on purchased power in 1999 but also took advantage of the strong demand for power through sales to the wholesale market (discussed above). Offsetting a portion of the reduction in purchased power costs were increases in nuclear operating costs at Beaver Valley Unit 2 and the Perry plant resulting from refueling outages at those locations. Other operating costs increased in the second quarter and year-to-date periods of 1999 from the corresponding periods of last year due in part to higher customer and sales expenses.

          Interest expenses decreased in the second quarter and first half of 1999 from the same periods of the previous year primarily due to redemptions of long-term debt.

Capital Resources and Liquidity
-------------------------------

          TE has continuing cash requirements for planned capital expenditures and debt maturities. During the last half of 1999, capital requirements for property additions and capital leases are expected to be about $32 million, including $3 million for nuclear fuel. TE has additional cash requirements of approximately $100.4 million to meet requirements for maturing long-term debt during the remainder of 1999. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of June 30, 1999, TE had approximately $105.1 million of cash and temporary investments and no short-term indebtedness. Together with CEI, TE had unused borrowing capability of $100 million under a FirstEnergy revolving line of credit at the end of the second quarter of 1999. Under its first mortgage indenture, as of June 30, 1999, TE would have been permitted to issue approximately $234 million of additional first mortgage bonds on the basis of bondable property additions and retired bonds.

Regulatory Matters
------------------

          On July 6, 1999, Ohio Governor Bob Taft signed into law legislation providing residents of Ohio with a choice of generation suppliers. Among other provisions, the new law provides customer choice starting January 1, 2001, freezes current rates for a five year market-development period and includes a five-percent price cut in the generation component of residential customer bills. Under the new law TE will continue to deliver power to homes and businesses through its distribution system, which will remain regulated. While the new law provides guidance for the transition to retail competition in Ohio, significant authority has been vested in the PUCO to determine the ultimate recovery of transition costs (see Note 3). The PUCO will hold hearings as early as the first quarter of next year to decide the amount of transition costs each utility can recover over a period of up to ten years. FirstEnergy intends to file a transition plan for TE in the fourth quarter of 1999. The application of SFAS 71 to TE's nonnuclear generation business will be discontinued when the PUCO issues an order of its hearing findings. Consequently, TE is not able to determine, at this time, the financial impact resulting from the eventual discontinuation of regulatory accounting under SFAS 71 for its nonnuclear generation business. TE believes it will be able to continue to bill and collect cost-based rates on its transmission and distribution operations.

          In May 1999, a federal appeals court delayed enforcement of the EPA's September 1998 final regulations requiring reductions in nitrogen oxide emissions for Ohio, Pennsylvania and twenty other eastern states. The federal appeals court remanded the regulations back to the EPA so the agency could address, if possible, constitutional and other defects in the rules (see "Environmental Matters" in Note 2). The EPA has sought a rehearing. TE cannot predict either the outcome of these actions or the time period before final rules could become enforceable.

Year 2000 Readiness
-------------------

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

          TE is committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on its operations. TE has completed an inventory of all computer systems and hardware including equipment with embedded computer chips, has determined which systems need to be converted or replaced to become Year 2000-ready and has completed the remediation of all mission critical systems and equipment. Based on results of its remediation and testing efforts, TE filed documents (through FirstEnergy) with the North American Electric Reliability Council, Nuclear Regulatory Commission and PUCO that as of June 30, 1999 its generation, transmission, and distribution systems were ready to serve customers in the year 2000.

          Most of TE's Year 2000 issues have been resolved through system replacement. Of TE's major centralized systems, the general ledger system and inventory management, procurement and accounts payable systems were replaced at the end of 1998. TE's payroll system was enhanced to be Year 2000 compliant in July 1998; all employees have been converted to the new system. The customer service system was made Year 2000 compliant in June 1999.

          TE has completed formal communications with most of its key suppliers to determine the extent to which it is vulnerable to those third parties' failure to resolve their own Year 2000 problems. For suppliers having potential compliance problems, TE is developing alternate sources and services in the event such noncompliance occurs. TE is also identifying areas requiring higher inventory levels based on compliance uncertainties. There can be no guarantee that the failure of companies to resolve their own Year 2000 issues will not have a material adverse effect on TE's business, financial condition and results of operations, although it does not consider this likely to occur.
          TE has completed the development of formal contingency plans in all mission critical areas to establish procedures to be followed in handling unlikely events which could impact the provision of electric service to its customers.

          TE is using both internal and external resources to reprogram and/or replace and test its software for Year 2000 modifications. Of the $16 million total project cost, approximately $13 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $3 million will be expensed as incurred. As of June 30, 1999, TE had spent $12 million for Year 2000 capital projects and had expensed approximately $2 million for Year 2000-related maintenance activities. TE's total Year 2000 project cost, as well as its estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

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

                                  PENNSYLVANIA POWER COMPANY

                               CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                   Three Months Ended          Six Months Ended
                                                         June 30,                  June 30,
                                                  ----------------------    ----------------------
                                                     1999        1998          1999         1998
                                                  ----------  ----------    ----------  ----------
                                                                   (In thousands)
OPERATING REVENUES                                  $82,117    $ 80,271      $163,489    $158,847
                                                    -------    --------      --------    --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                           18,354      23,089        35,266      40,887
  Nuclear operating costs                             8,290       6,762        15,003      13,868
  Other operating costs                              16,517      13,511        31,245      25,701
                                                    -------    --------      --------    --------
      Total operation and maintenance expenses       43,161      43,362        81,514      80,456
  Provision for depreciation and amortization        16,278      16,510        30,715      33,008
  General taxes                                       6,340       5,494        12,244      11,273
  Income taxes                                        6,578       4,906        14,964      11,472
                                                    -------    --------      --------    --------
      Total operating expenses and taxes             72,357      70,272       139,437     136,209
                                                    -------    --------      --------    --------

OPERATING INCOME                                      9,760       9,999        24,052      22,638

OTHER INCOME                                            250         634         1,247       1,373
                                                    -------    --------      --------    --------
INCOME BEFORE NET INTEREST CHARGES                   10,010      10,633        25,299      24,011
                                                    -------    --------      --------    --------

NET INTEREST CHARGES:
  Interest expense                                    6,022       5,223        11,118      10,717
  Allowance for borrowed funds used during
   construction                                         (86)        (62)         (232)       (144)
                                                    -------    --------      --------    --------
      Net interest charges                            5,936       5,161        10,886      10,573
                                                    -------    --------      --------    --------

INCOME BEFORE EXTRAORDINARY ITEM                      4,074       5,472        14,413      13,438

EXTRAORDINARY ITEM (NET OF INCOME TAX
  BENEFIT OF $21,208,000)                                --     (30,522)           --     (30,522)
                                                    -------    --------      --------    --------

NET INCOME (LOSS)                                     4,074     (25,050)       14,413     (17,084)

PREFERRED STOCK DIVIDEND REQUIREMENTS                 1,156       1,156         2,313       2,313
                                                    -------    --------      --------    --------
EARNINGS (LOSS) ON COMMON STOCK                     $ 2,918    $(26,206)     $ 12,100    $(19,397)
                                                    =======    ========      ========    ========


The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.

                                               - 38 -

                                  PENNSYLVANIA POWER COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                                      June 30,      December 31,
                                                        1999            1998
                                                    ------------    ------------
                                                           (In thousands)

                ASSETS
                ------
UTILITY PLANT:
  In service                                          $696,055         $686,771
  Less--Accumulated provision for depreciation         297,319          291,188
                                                      --------         --------
                                                       398,736          395,583
                                                      --------         --------
  Construction work in progress-
    Electric plant                                      14,849           17,187
    Nuclear fuel                                           379              508
                                                      --------         --------
                                                        15,228           17,695
                                                      --------         --------
                                                       413,964          413,278
                                                      --------         --------
OTHER PROPERTY AND INVESTMENTS                          34,205           29,177
                                                      --------         --------
CURRENT ASSETS:
  Cash and cash equivalents                              1,977            7,485
  Notes receivable from parent company                  28,687           50,000
  Receivables-
    Customers (less accumulated provisions of
     $3,766,000 and $3,599,000, respectively, for
     uncollectible accounts)                            37,311           34,737
    Associated companies                                15,666           34,430
    Other                                               17,824           12,472
  Materials and supplies, at average cost               17,857           15,515
  Prepayments                                            9,600            2,657
                                                      --------         --------
                                                       128,922          157,296
                                                      --------         --------
DEFERRED CHARGES:
  Regulatory assets                                    343,739          371,027
  Other                                                  6,478            6,994
                                                      --------         --------
                                                       350,217          378,021
                                                      --------         --------
                                                      $927,308         $977,772
                                                      ========         ========

                                     - 39 -

                                  PENNSYLVANIA POWER COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                                      June 30,      December 31,
                                                        1999            1998
                                                    ------------    ------------
                                                           (In thousands)

        CAPITALIZATION AND LIABILITIES
        ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized
     6,500,000 shares - 6,290,000 shares
     outstanding                                      $188,700        $188,700
    Other paid-in capital                                 (310)           (310)
    Retained earnings                                   34,118          86,891
                                                      --------        --------
        Total common stockholder's equity              222,508         275,281
  Preferred stock-
    Not subject to mandatory redemption                 39,105          50,905
    Subject to mandatory redemption                     15,000          15,000
  Long-term debt-
    Associated companies                                 7,405           6,617
    Other                                              280,919         281,072
                                                      --------        --------
                                                       564,937         628,875
                                                      --------        --------
CURRENT LIABILITIES:
  Currently payable long-term debt and
   preferred stock-
    Associated companies                                 5,403           5,557
    Other                                                6,731             984
  Accounts payable-
    Associated companies                                21,533           9,676
    Other                                               22,515          23,156
  Accrued taxes                                         18,765          12,849
  Accrued interest                                       6,546           6,519
  Other                                                 10,797          17,046
                                                      --------        --------
                                                        92,290          75,787
                                                      --------        --------
DEFERRED CREDITS:
  Accumulated deferred income taxes                    206,258         212,427
  Accumulated deferred investment tax credits            7,492           7,787
  Other                                                 56,331          52,896
                                                      --------        --------
                                                       270,081         273,110
                                                      --------        --------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                              --------        --------
                                                      $927,308        $977,772
                                                      ========        ========


The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Power Company are an integral part of these balance sheets.

                                           - 40 -

                                  PENNSYLVANIA POWER COMPANY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                   Three Months Ended          Six Months Ended
                                                         June 30,                  June 30,
                                                  ----------------------    ----------------------
                                                     1999        1998          1999         1998
                                                  ----------  ----------    ----------  ----------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $ 4,074   $(25,050)      $ 14,413   $(17,084)
Adjustments to reconcile net income to net
  cash from operating activities-
    Provision for depreciation and amortization      16,278     16,510         30,715     33,008
    Nuclear fuel and lease amortization               1,411        852          3,234      1,792
    Deferred income taxes, net                        1,150    (24,177)          (873)   (26,989)
    Investment tax credits, net                        (112)      (572)          (295)    (1,144)
    Extraordinary item                                   --     51,730             --     51,730
    Receivables                                      14,623        (16)        10,838        946
    Materials and supplies                           (1,610)       203         (2,342)      (173)
    Accounts payable                                  5,031      3,842         11,216      5,006
    Other                                             5,250      3,470         (7,201)    (6,404)
                                                    -------   --------       --------   --------
        Net cash provided from operating
         activities                                  46,095     26,792         59,705     40,688
                                                    -------   --------       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                       --      1,621             --      1,621
  Redemptions and Repayments-
    Preferred stock                                   6,085         --          6,085         --
    Long-term debt                                    1,400        791          3,145      2,551
  Dividend Payments-
    Common stock                                     33,597      5,347         65,362     10,693
    Preferred stock                                     671      1,081          1,737      2,238
                                                    -------   --------       --------   --------
        Net cash used for financing activities       41,753      5,598         76,329     13,861
                                                    -------   --------       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                  3,696      3,735          8,329      7,019
  Loan to parent                                         --     13,500             --     12,500
  Loan payment from parent                           (1,071)        --        (21,313)        --
  Other                                                 605      1,069          1,868      1,881
                                                    -------   --------       --------   --------
        Net cash used for (provided from)
         investing activities                         3,230     18,304        (11,116)    21,400
                                                    -------   --------       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                          1,112      2,890         (5,508)     5,427
Cash and cash equivalents at beginning of period        865      3,197          7,485        660
                                                    -------   --------       --------   --------
Cash and cash equivalents at end of period          $ 1,977   $  6,087       $  1,977   $  6,087
                                                    =======   ========       ========   ========


The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.

                                       - 41 -
<PAGE



               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Pennsylvania Power Company:

We have reviewed the accompanying consolidated balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and wholly owned subsidiary of Ohio Edison Company) and subsidiary as of June 30, 1999, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
August 9, 1999

                      PENNSYLVANIA POWER COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Earnings were adversely affected in the second quarter and year-to-date periods of 1998 by an extraordinary item resulting from the deregulation of Penn's generation business and the corresponding discontinuation of SFAS 71 with respect to its generation business. This action was taken following the June 18, 1998, authorization by the Pennsylvania Public Utility Commission (PPUC) of the restructuring plan for Penn. Earnings on common stock in the second quarter of 1999 were $2.9 million, compared to $4.3 million, excluding the extraordinary item in the second quarter of 1998; for the first half of 1999, earnings on common stock were $12.1 million compared to $11.1 million for the same period of 1998.

            Operating revenues increased $1.8 million in the second quarter of 1999, compared to the second quarter of 1998, and $4.6 million in the first half of 1999, compared to the same period of the prior year. The increases in operating revenues resulted from additional kilowatt-hour sales, which were partially offset by reduced unit prices. Residential, commercial and industrial customers all contributed to higher retail kilowatt-hour sales in the second quarter of 1999, compared to the same period of 1998, with increases of 4.1%, 23.4% and 7.3%, respectively. Overall, retail kilowatt-hour sales increased 10.9% and total kilowatt-hour sales increased a more moderate 5.6% due to reduced sales to wholesale customers during the period. In the first half of 1999 residential and commercial customers contributed to the increase in retail kilowatt-hour sales, increasing 10.1% and 23.5%, respectively, from the prior year, while sales to industrial customers decreased 1.5%. Overall, retail sales increased 9.2% and total sales increased 6.2%. Growth in sales per customer was the primary factor supporting increased residential sales in the second quarter and first half of 1999, compared to the corresponding prior year periods. Continued service sector growth contributed to the commercial sales increase while industrial sales benefited in the second quarter from a rebound in sales to the primary metal sector. Retail kilowatt-hour sales also increased due to nonregulated sales by Penn Power Energy, Inc. (PPE), a wholly owned subsidiary. Most of the new PPE sales were to commercial customers resulting in the unusually large percentage increase in kilowatt-hour sales to those customers.

          Operation and maintenance expenses decreased $0.2 million in the second quarter of 1999 from the same period of 1998, and were $1.1 million higher in the first half of 1999, compared to the first half of 1998. The relatively small changes in these expenses resulted from larger increases and offsetting decreases as discussed below. Fuel and purchased power costs were lower in both the second quarter and year-to-date periods of 1999 than the corresponding periods of 1998 due to an increased mix of nuclear production, which reduced the cost of fuel, and lower purchased power costs. Most of the reduction in purchased power costs in 1999 was due to the absence of unusual conditions experienced in the second quarter of 1998, which increased the prior period's costs. Record heat and humidity in late June 1998 coincided with a regional power shortage resulting in high prices for purchased power. Due in part to an unscheduled outage at Beaver Valley Unit 1, which continued through the second quarter of 1998, Penn purchased significant quantities of power on the spot market during that period. Although the second quarter of 1999 also experienced above normal temperatures in June, spot market prices were less extreme and Penn maintained a stronger capacity position during the period. Therefore, Penn was able to reduce its dependence on purchased power in 1999.

          Expenses associated with the 1999 refueling outage at the Perry Plant increased nuclear expenses in the second quarter and first half of 1999, compared to the corresponding periods of 1998. Other operating costs increased in the second quarter and year-to-date periods of 1999 from the same periods of last year primarily due to increased energy marketing program expenditures.

Capital Resources and Liquidity
-------------------------------

          Penn has continuing cash requirements for planned capital expenditures. During the second half of 1999, capital requirements for property additions and capital leases are expected to be about $30 million, with no additional expenditures for nuclear fuel. Penn has additional cash requirements of approximately $0.5 million to meet requirements for maturing long-term debt during the remainder of 1999. These requirements are expected to be satisfied with internal cash.

          As of June 30, 1999, Penn had approximately $30.7 million of cash and temporary investments and no short-term indebtedness. Penn had $2 million of an unused bank facility as of June 30, 1999, which may be borrowed for up to several days at the bank's discretion. Under its first mortgage indenture, as of June 30, 1999, Penn would have been permitted to issue at least $233 million of additional first mortgage bonds on the basis of bondable property additions and retired bonds.

Regulatory Matters
------------------

          In May 1999, a federal appeals court delayed enforcement of EPA's September 1998 final regulations requiring reductions in nitrogen oxide emissions for Pennsylvania, Ohio and twenty other eastern states. The federal appeals court remanded the regulations back to the EPA so the agency could address, if possible, constitutional and other defects in the rules (see "Environmental Matters" in Note 2). The EPA has sought a rehearing. Penn cannot predict either the outcome of these actions or the time period before final rules could become enforceable.

Year 2000 Readiness
-------------------

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

          Penn is committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on its operations. Penn has completed an inventory of all computer systems and hardware including equipment with embedded computer chips and has determined which systems need to be converted or replaced to become Year 2000-ready and has completed the remediation of all mission critical systems and equipment. Based on results of our remediation and testing efforts, Penn filed documents (through FirstEnergy) with the North American Electric Reliability Council, Nuclear Regulatory Commission and PPUC that as of June 30, 1999 its generation, transmission, and distribution systems were ready to serve customers in the year 2000.

          Most of Penn's Year 2000 issues have been resolved through system replacement. Of Penn's major centralized systems, the general ledger system and inventory management, procurement and accounts payable systems were replaced at the end of 1998. Penn's payroll system was enhanced to be Year 2000 compliant in July 1998. The customer service system was made Year 2000 compliant in June 1999.

          Penn has completed formal communications with most of its key suppliers to determine the extent to which it is vulnerable to those third parties' failure to resolve their own Year 2000 problems. For suppliers having potential compliance problems, Penn is developing alternate sources and services in the event such noncompliance occurs. Penn is also identifying areas requiring higher inventory levels based on compliance uncertainties. There can be no guarantee that the failure of companies to resolve their own Year 2000 issues will not have a material adverse effect on Penn's business, financial condition and results of operations, although it does not consider this likely to occur.

          Penn has completed the development of formal contingency plans in all mission critical areas to establish procedures to be followed in handling unlikely events which could impact the provision of electric service to its customers.

          Penn is using both internal and external resources to reprogram and/or replace and test its software for Year 2000 modifications. Of the $4.9 million total project cost, approximately $3.5 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $1.4 million will be expensed as incurred. As of June 30, 1999, Penn had spent $3.2 million for Year 2000 capital projects and had expensed approximately $.9 million for Year 2000-related maintenance activities. Penn's total Year 2000 project cost, as well as its estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

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

         (b)  Reports on Form 8-K

         FirstEnergy, OE, CEI, and TE - One combined report on Form 8-K
         ----------------------------
         was filed since March 31, 1999. A report dated June 24, 1999 reported the Ohio legislature's passage of an electric utility industry restructuring bill.

         Penn
         ----
             None

                             SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 13, 1999





                                  FIRSTENERGY CORP.
                                  -----------------
                                     Registrant

                                 OHIO EDISON COMPANY
                                 -------------------
                                      Registrant

                               THE CLEVELAND ELECTRIC
                               ----------------------
                                ILLUMINATING COMPANY
                                --------------------
                                     Registrant

                              THE TOLEDO EDISON COMPANY
                              -------------------------
                                     Registrant


                              /s/  Harvey L. Wagner
                             ----------------------------
                                   Harvey L. Wagner
                                      Controller
                             Principal Accounting Officer


                              PENNSYLVANIA POWER COMPANY
                              --------------------------
                                     Registrant


                              /s/  Harvey L. Wagner
                             -----------------------------
                                   Harvey L. Wagner
                                      Comptroller
                             Principal Accounting Officer