Form 10-Q
period 1999-09-30
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 1999-11-12
CIK 1031296, 20947, 73960, 77278, 352049

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

                                 OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               ---------  ----------

Commission   Registrant; State of Incorporation;      I.R.S. Employer
File Number    Address; and Telephone Number        Identification No.
-----------  -------------------------------------  ------------------

333-21011    FIRSTENERGY CORP.                            34-1843785
             (An Ohio Corporation)
             76 South Main Street
             Akron, Ohio  44308
             Telephone (800)736-3402


1-2578       OHIO EDISON COMPANY                          34-0437786
             (An Ohio Corporation)
             76 South Main Street
             Akron, OH  44308
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

Yes  X    No
    ---      ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      OUTSTANDING
           CLASS                                 AS OF NOVEMBER 9, 1999
           -----                                 -----------------------

  FirstEnergy Corp., $.10 par value                    233,023,987
  Ohio Edison Company, $9 par value                            100
  The Cleveland Electric Illuminating Company,
    no par value                                        79,590,689
  The Toledo Edison Company, $5 par value               39,133,887
  Pennsylvania Power Company, $30 par value              6,290,000

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

                          TABLE OF CONTENTS


                                                                  Pages

Part I.    Financial Information

           Notes to Consolidated Financial Statements              1-4

        FirstEnergy Corp.

           Consolidated Statements of Income                        5
           Consolidated Balance Sheets                             6-7
           Consolidated Statements of Cash Flows                    8
           Report of Independent Public Accountants                 9
           Management's Discussion and Analysis of Results
            of Operations and Financial Condition                 10-14

        Ohio Edison Company

           Consolidated Statements of Income                       15
           Consolidated Balance Sheets                            16-17
           Consolidated Statements of Cash Flows                   18
           Report of Independent Public Accountants                19
           Management's Discussion and Analysis of Results of
            Operations and Financial Condition                    20-23

        The Cleveland Electric Illuminating Company

           Consolidated Statements of Income                       24
           Consolidated Balance Sheets                            25-26
           Consolidated Statements of Cash Flows                   27
           Report of Independent Public Accountants                28
           Management's Discussion and Analysis of Results of
            Operations and Financial Condition                    29-31

       The Toledo Edison Company

           Consolidated Statements of Income                       32
           Consolidated Balance Sheets                            33-34
           Consolidated Statements of Cash Flows                   35
           Report of Independent Public Accountants                36
           Management's Discussion and Analysis of Results of
            Operations and Financial Condition                    37-39

       Pennsylvania Power Company

           Consolidated Statements of Income                       40
           Consolidated Balance Sheets                            41-42
           Consolidated Statements of Cash Flows                   43
           Report of Independent Public Accountants                44
           Management's Discussion and Analysis of Results of
            Operations and Financial Condition                    45-47


Part II.   Other Information

                   PART I.  FINANCIAL INFORMATION

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

          The condensed unaudited consolidated financial statements of FirstEnergy and each of the Companies reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in connection with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 1998 for FirstEnergy and the Companies. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. The reported results of operations are not indicative of results of operations for any future period. Certain prior year amounts have been reclassified to conform with the current year presentation.

          The sole assets of the subsidiary trust that is the obligor on the preferred securities included in FirstEnergy's and OE's capitalization are $123,711,350 principal amount of 9% Junior
Subordinated Debentures of OE due December 31, 2025.

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

        CAPITAL EXPENDITURES-

          FirstEnergy's current forecast reflects expenditures of approximately $2.2 billion (FirstEnergy-$263 million, OE-$856 million, CEI-$701 million, TE-$257 million and Penn-$167 million) for property additions and improvements from 1999-2003, of which approximately $455 million (FirstEnergy-$117 million, OE-$156 million, CEI-$111 million, TE-$41 million and Penn-$30 million) is applicable to 1999. Investments for additional nuclear fuel during the 1999-2003 period are estimated to be approximately $364 million (OE-$128 million, CEI-$118 million, TE-$92 million and Penn-$26 million), of which approximately $51 million (OE- $23 million, CEI-$14 million, TE-$9 million and Penn-$5 million) applies to 1999.

        STOCK REPURCHASE PROGRAM-

          On November 17, 1998, the Board of Directors authorized the repurchase of up to 15 million shares of FirstEnergy's common stock over a three-year period beginning in 1999. Repurchases are made on the open market, at prevailing prices, and will be funded primarily through the use of operating cash flows. During the third quarter of 1999, FirstEnergy repurchased and retired 1.5 million shares of its common stock at an average price of $28.30 per share. During the first nine months of 1999, FirstEnergy repurchased and retired 4.0 million shares at an average price of $28.83 per share.

        GUARANTEES-

          The Companies and Duquesne Light Company (Duquesne) have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant, which expires December 31, 1999. As of September 30, 1999, the Companies' share of the guarantees was $19.9 million (OE-$11.3 million, CEI-$4.4 million, TE-$2.6 million and Penn-$1.6 million). The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

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

          The Companies are in compliance with the current sulfur dioxide (SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. NOx reductions are being achieved through combustion controls and generating more electricity from lower-emitting plants. In September 1998, the Environmental Protection Agency (EPA) finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities by May 2003. The EPA`s NOx Transport Rule imposes uniform reductions of NOx emissions across a region of twenty-two states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. In May 1999, the U.S. Court of Appeals for the D.C. Circuit issued a stay which delays implementation of EPA's NOx Transport Rule until the Court has ruled on the merits of various appeals. Under the NOx Transport Rule, each of the twenty-two states are required to submit revised State Implementation Plans (SIP) which comply with individual state NOx budgets established by the EPA contemplating an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions. A proposed Federal Implementation Plan accompanied the NOx Transport Rule and may be implemented by the EPA in states which fail to revise their SIP. In another separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. The EPA suggests that the
Section 126 petitions will be adequately addressed by the NOx Transport Program, but an April 30, 1999 rulemaking established an alternative program which would require nearly identical 85% NOx reductions at the Companies' Ohio and Pennsylvania plants by May 2003 in the event implementation of the NOx Transport Rule is delayed. In June 1999, the EPA stayed the April 30,1999 rulemaking and proposed changes to that rulemaking in response to the D.C. Circuit Court rulings. New Section 126 petitions were filed by New Jersey, Maryland, Delaware and the District of Columbia in mid-1999 and are still under evaluation by the EPA. The Companies continue to evaluate their compliance plans and other compliance options.

          The Companies are required to meet federally approved SO2 regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $27,500 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The Companies cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

          In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. In May 1999, the U.S. Court of Appeals for the D.C. Circuit remanded both standards back to the EPA finding constitutional and other defects in the new NAAQS rules. The D.C. Circuit Court, on October 29, 1999, denied an EPA petition for rehearing. The Companies cannot predict the EPA's action in response to the Court's remand order. The cost of compliance with these regulations, if they are reinstated, may be substantial and depends on the manner in which they are ultimately implemented, if at all, by the states in which the Companies operate affected facilities.

          In September 1999, FirstEnergy received, and subsequently in October 1999, OE and Penn received a citizen suit notification letter from the New York Attorney General's office alleging Clean Air Act violations at the W. H. Sammis Plant. FirstEnergy believes the Sammis Plant is in full compliance with the Clean Air Act, but cannot predict whether New York will nonetheless file a lawsuit.

          On November 3, 1999, the EPA issued Notices of Violation
(NOV) or a Compliance Order to eight utilities covering 32 power plants, including the Sammis Plant. In addition, the U.S. Department of Justice filed seven civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. FirstEnergy believes the NOV and complaint are without merit. However, FirstEnergy is unable to predict the outcome of this litigation. Criminal penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. It is anticipated at this time that the Sammis Plant will continue to operate while the matter is being decided.

          CEI and TE have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued liabilities of $4.6 million and $1.0 million, respectively, as of September 30, 1999, based on estimates of the costs of cleanup and the proportionate responsibility of other PRPs for such costs. CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

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

        PENDING EXCHANGE OF ASSETS-

          On March 26, 1999, FirstEnergy announced that it completed its agreements with Duquesne to exchange certain generating assets. All regulatory approvals were received by October 1999. Duquesne will transfer 1,436 megawatts owned by Duquesne at eight Central Area Power Coordination Group (CAPCO) generating units in exchange for 1,328 megawatts at three non-CAPCO power plants owned by the Companies. The agreements for the exchange of assets, which is structured as a like-kind exchange for tax purposes, will provide the Companies with exclusive ownership and operating control of all CAPCO generating units. The three FirstEnergy plants to be transferred are being sold by Duquesne to a wholly owned subsidiary of Orion Power Holdings, Inc. (Orion). The Companies will continue to operate those plants until the assets are transferred to the new owners. Duquesne will fund decommissioning costs equal to its percentage interest in the three nuclear generating units to be transferred. The asset transfer to Duquesne is expected to occur in December 1999 and the Duquesne asset transfer to the Orion subsidiary could take place by the middle of 2000. Under the agreements, Duquesne will no longer be a participant in the CAPCO arrangements when the assets are exchanged with Duquesne.

3 -  REGULATORY ACCOUNTING:

          On July 6, 1999, the Governor of the State of Ohio signed legislation which will allow Ohio electric customers to select their generation suppliers beginning January 1, 2001. Among other things, the new law provides for a five percent reduction on the generation portion of residential customers' bills and the opportunity to recover transition costs, including regulatory assets, from January 1, 2001 through December 31, 2005. The period for the recovery of regulatory assets only can be extended up to December 31, 2010. The Public Utilities Commission of Ohio (PUCO) has been authorized to determine the level of transition cost recovery, as well as the recovery period for the regulatory assets portion of those costs, in considering each Ohio electric utility's transition plan application.

          On October 4, 1999, FirstEnergy, on behalf of OE, CEI and TE, filed with the PUCO its comprehensive transition plan under the new law. The plan itemizes the price of electricity into separate components and details FirstEnergy's strategy to implement corporate separation of its regulated and nonregulated operations. Under the plan, customers who remain with OE, CEI, or TE as their generation provider will continue to receive savings under FirstEnergy's rate plans, expected to total $759 million between 2000 and 2005. In addition, customers will save $358 million through reduced charges for taxes and a five percent reduction in the price of generation for residential customers beginning January 1, 2001. Customer prices are expected to be frozen through a five-year market development period (2001-2005), except for certain limited statutory exceptions including the five percent reduction in the price of generation for residential customers. The plan proposes recovery of generation-related transition costs of approximately $4.5 billion ($3.9 billion, net of deferred income taxes) over the market development period; transition costs related to regulatory assets aggregating approximately $4.3 billion ($3.0 billion, net of deferred income taxes) will be recovered over the period of 2001 through early 2005 for OE; 2001 through mid-2008 for TE; and 2001 through mid-2009 for CEI.

          The PUCO rejected FirstEnergy's filing on November 4, 1999, because the PUCO has not yet prescribed the transition plan filing rules. FirstEnergy will refile its transition plan once those rules have been established. Despite rejecting FirstEnergy's filing, the PUCO indicated that it will endeavor to issue its order in this case within 275 days of FirstEnergy's initial filing date. The application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), to OE's generation business and the nonnuclear generation businesses of CEI and TE will be discontinued at that time. If the transition plans ultimately approved by the PUCO for OE, CEI and TE do not provide adequate recovery of their nuclear generating unit investments and regulatory assets, there would be a charge to earnings which could have a material adverse effect on the results of operations and financial condition for FirstEnergy, OE, CEI and TE. The Companies believe they will continue to bill and collect cost-based rates for their transmission and distribution services, which will remain regulated; accordingly, it is appropriate that the Companies continue the application of SFAS 71 to those respective operations after December 31, 2000.

4 -  NEW ACCOUNTING STANDARDS:

          In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The statement amended SFAS 133 to make it effective for fiscal years beginning after June 15,

2000. This represents a one-year deferral from the original effective date. FirstEnergy expects to adopt SFAS 133 effective January 1, 2001. SFAS 133 requires derivative instruments to be recognized on the balance sheet as assets or liabilities at their fair value. FirstEnergy has not yet quantified the effects of adopting SFAS 133 on its financial statements. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

5 -  SEGMENT INFORMATION:

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

Segment Financial Information
-----------------------------
                                                     FirstEnergy
                                        Electric       Trading        All      Reconciling
Three Months Ended:                    Utilities       Services      Other     Eliminations   Totals
------------------                     ---------     -----------     -----     ------------   ------
                                                                (In millions)
September 30, 1999
------------------
External revenues                      $ 1,528           $ 40        $  164       $  --      $ 1,732
Intersegment revenues                        7             22            28         (57)          --
  Total revenues                         1,535             62           192         (57)       1,732
Depreciation and amortization              312             --             9          --          321
Net interest charges                       136              1            16         (12)         141
Income taxes                               114             --            --          --          114
Net income/Earnings on common stock        186             --            (1)          1          186
Total assets                            17,123             72         1,812        (932)      18,075
Property additions                         110             --             5          --          115
Acquisitions                                --             --            --          --           --

September 30, 1998
------------------
External revenues                      $ 1,449           $179        $   94       $  --      $ 1,722
Intersegment revenues                        8             23            23         (54)          --
  Total revenues                         1,457            202           117         (54)       1,722
Depreciation and amortization              194             --             4          --          198
Net interest charges                       148             --            17         (12)         153
Income taxes                               127            (20)            5          --          112
Net income/Earnings on common stock        191            (29)            4          (3)         163
Total assets                            17,619             52         1,692        (952)      18,411
Property additions                          67             --            --          --           67
Acquisitions                                --             --            10          --           10


Nine Months Ended:
------------------

September 30, 1999
------------------
External revenues                      $ 4,140           $ 69        $  465       $  --      $ 4,674
Intersegment revenues                       23             43            74        (140)          --
  Total revenues                         4,163            112           539        (140)       4,674
Depreciation and amortization              706             --            20          --          726
Net interest charges                       421              1            49         (36)         435
Income taxes                               312             (2)           (1)         --          309
Net income/Earnings on common stock        454             (3)           --          (3)         448
Total assets                            17,123             72         1,812        (932)      18,075
Property additions                         231             --            59          --          290
Acquisitions                                --             --             9          --            9

September 30, 1998
------------------
External revenues                      $ 4,008           $403        $  142       $  --      $ 4,553
Intersegment revenues                       24             26            65        (115)          --
  Total revenues                         4,032            429           207        (115)       4,553
Depreciation and amortization              579             --             7          --          586
Net interest charges                       437              1            51         (37)         452
Income taxes                               277            (34)            4          --          247
Net income/Earnings on common stock        372            (50)           --          (6)         316
Total assets                            17,619             52         1,692        (952)      18,411
Property additions                         185             --            13          --          198
Acquisitions                                --             --           250          --          250

                                             - 4 -

                                        FIRSTENERGY CORP.

                                CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                             ------------------------    ------------------------
                                                1999          1998          1999          1998
                                             ----------    ----------    ----------    ----------
                                                   (In thousands, except per share amounts)
REVENUES:
  Electric sales                             $1,467,619    $1,391,134    $3,964,937    $3,834,689
  Other - electric utilities                     66,099        66,881       194,426       192,986
  Facilities services                           133,821        72,061       355,144       108,684
  Trading services                               40,408       178,958        68,974       403,080
  Other                                          24,444        12,953        90,201        13,604
                                             ----------    ----------    ----------    ----------
      Total revenues                          1,732,391     1,721,987     4,673,682     4,553,043
                                             ----------    ----------    ----------    ----------
EXPENSES:
  Fuel and purchased power                      269,755       291,227       678,385       832,384
  Other expenses:
    Electric utilities                          368,066       366,915     1,158,037     1,074,521
    Facilities services                         119,798        65,642       332,438       102,335
    Trading services                             40,208       221,446        73,472       481,881
    Other                                        27,393        11,911        91,563        20,646
  Provision for depreciation and
   amortization                                 321,171       198,329       726,403       586,146
  General taxes                                 144,584       138,471       422,144       409,953
                                             ----------    ----------    ----------    ----------
      Total expenses                          1,290,975     1,293,941     3,482,442     3,507,866
                                             ----------    ----------    ----------    ----------
INCOME BEFORE INTEREST AND INCOME TAXES         441,416       428,046     1,191,240     1,045,177
                                             ----------    ----------    ----------    ----------
NET INTEREST CHARGES:
  Interest expense                              125,712       136,204       386,452       409,365
  Allowance for borrowed funds used during
   construction and capitalized interest         (3,410)       (2,461)       (9,471)       (5,129)
  Subsidiaries' preferred stock dividends        19,007        19,568        57,767        47,359
                                             ----------    ----------    ----------    ----------
      Net interest charges                      141,309       153,311       434,748       451,595
                                             ----------    ----------    ----------    ----------
INCOME TAXES                                    114,284       111,644       308,626       246,885
                                             ----------    ----------    ----------    ----------
INCOME BEFORE EXTRAORDINARY ITEM                185,823       163,091       447,866       346,697

EXTRAORDINARY ITEM (NET OF INCOME TAX
  BENEFIT OF $21,208,000)                            --            --            --       (30,522)
                                             ----------    ----------    ----------    ----------
NET INCOME                                   $  185,823    $  163,091    $  447,866    $  316,175
                                             ==========    ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                   226,432       229,482       227,646       225,292
                                                =======       =======       =======       =======
BASIC AND DILUTED EARNINGS PER SHARE OF
  COMMON STOCK:
  Income before extraordinary item                $ .82         $ .71        $ 1.97        $ 1.54
  Extraordinary item (Net of income taxes)           --            --            --          (.14)
                                                  -----         -----        ------        ------
  Net income                                      $ .82         $ .71        $ 1.97        $ 1.40
                                                  =====         =====        ======        ======
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK      $.375         $.375        $1.125        $1.125
                                                  =====         =====        ======        ======


The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

                                            - 5 -

                                        FIRSTENERGY CORP.

                                   CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                                                September 30,     December 31,
                                                                    1999              1998
                                                                ------------     ------------
                                                                       (In thousands)
                            ASSETS
                            ------
CURRENT ASSETS:
  Cash and cash equivalents                                     $   115,604       $    77,798
  Receivables-
    Customers (less accumulated provisions of $7,783,000
     and $6,397,000, respectively, for uncollectible
     accounts)                                                      328,979           239,183
    Other (less accumulated provisions of $46,962,000 and
     $46,251,000, respectively, for uncollectible accounts)         423,361           322,186
  Materials and supplies, at average cost-
    Owned                                                           116,273           145,926
    Under consignment                                               106,258           110,109
  Prepayments and other                                             163,061           171,931
                                                                -----------       -----------
                                                                  1,253,536         1,067,133
                                                                -----------       -----------
PROPERTY, PLANT AND EQUIPMENT:
  In service                                                     15,075,021        14,961,664
  Less--Accumulated provision for depreciation                    6,282,901         6,012,761
                                                                -----------       -----------
                                                                  8,792,120         8,948,903
  Construction work in progress                                     240,337           293,671
                                                                -----------       -----------
                                                                  9,032,457         9,242,574
                                                                -----------       -----------
INVESTMENTS:
  Capital trust investments                                       1,283,575         1,329,010
  Nuclear plant decommissioning trusts                              406,589           358,371
  Letter of credit collateralization                                277,763           277,763
  Other                                                             666,030           453,860
                                                                -----------       -----------
                                                                  2,633,957         2,419,004
                                                                -----------       -----------
DEFERRED CHARGES:
  Regulatory assets                                               2,579,815         2,887,437
  Goodwill                                                        2,108,816         2,167,968
  Property taxes                                                    270,666           270,666
  Other                                                             195,633           199,400
                                                                -----------       -----------
                                                                  5,154,930         5,525,471
                                                                -----------       -----------
                                                                $18,074,880       $18,254,182
                                                                ===========       ===========

                                             - 6 -

                                       FIRSTENERGY CORP.

                                  CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                                                September 30,     December 31,
                                                                    1999              1998
                                                                ------------     ------------
                                                                       (In thousands)
             CAPITALIZATION AND LIABILITIES
             ------------------------------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock          $ 1,082,371      $   876,470
  Short-term borrowings                                             287,631          254,470
  Accounts payable                                                  232,180          257,524
  Accrued taxes                                                     501,713          401,688
  Accrued interest                                                  138,266          141,575
  Other                                                             252,082          251,262
                                                                -----------      -----------
                                                                  2,494,243        2,182,989
                                                                -----------      -----------
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $.10 par value, authorized 300,000,000
     shares - 233,023,987 and 237,069,087 shares
     outstanding, respectively                                       23,302           23,707
    Other paid-in capital                                         3,734,814        3,846,513
    Accumulated comprehensive income                                   (439)            (439)
    Retained earnings                                               909,592          718,409
    Unallocated employee stock ownership plan common stock -
      6,997,705 and 7,406,332 shares, respectively                 (130,624)        (139,032)
                                                                -----------      -----------
        Total common stockholders' equity                         4,536,645        4,449,158
  Preferred stock of consolidated subsidiaries-
    Not subject to mandatory redemption                             648,395          660,195
    Subject to mandatory redemption                                 154,996          174,710
  OE obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely OE subordinated
    debentures                                                      120,000          120,000
  Long-term debt                                                  5,817,547        6,352,359
                                                                -----------      -----------
                                                                 11,277,583       11,756,422
                                                                -----------      -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                               2,235,541        2,282,864
  Accumulated deferred investment tax credits                       274,377          286,154
  Pensions and other postretirement benefits                        537,327          525,647
  Other                                                           1,255,809        1,220,106
                                                                -----------      -----------
                                                                  4,303,054        4,314,771
                                                                -----------      -----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                        -----------      -----------
                                                                $18,074,880      $18,254,182
                                                                ===========      ===========


The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these balance sheets.

                                            - 7 -

                                         FIRSTENERGY CORP.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                             ------------------------    ------------------------
                                                1999          1998          1999          1998
                                             ----------    ----------    ----------    ----------
                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $ 185,823     $ 163,091     $  447,866     $ 316,175
  Adjustments to reconcile net income
   to net cash from operating activities-
    Provision for depreciation and
     amortization                              321,171       198,329        726,403       586,146
    Nuclear fuel and lease amortization         27,535        21,974         75,484        62,606
    Other amortization, net                     (2,855)         (760)        (7,109)      (10,442)
    Deferred income taxes, net                 (30,421)        3,917        (45,166)      (20,290)
    Investment tax credits, net                 (6,856)       (5,841)       (13,675)      (17,180)
    Extraordinary item                              --            --             --        51,730
    Receivables                                 (5,501)     (192,236)      (165,948)     (103,750)
    Materials and supplies                      26,879        21,275         33,607        11,478
    Accounts payable                           (75,808)      (97,985)       (26,635)     (133,134)
    Other                                      108,621       153,718          9,172        54,401
                                             ---------     ---------     ----------     ---------
      Net cash provided from operating
       activities                              548,588       265,482      1,033,999       797,740
                                             ---------     ---------     ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Common stock                                    --            --             --       203,855
    Long-term debt                              84,331        10,151        277,696       272,556
    Ohio Schools Council prepayment program         --            --             --       116,598
    Short-term borrowings, net                  54,353       145,612         29,625        37,169
  Redemptions and Repayments-
    Common stock                                41,035            --        116,610            --
    Preferred stock                             11,920         6,000         33,409        21,379
    Long-term debt                             525,532       209,963        618,540       559,874
  Common stock dividend payments                85,247        86,040        256,683       253,017
                                             ---------     ---------     ----------     ---------
      Net cash used for financing
       activities                              525,050       146,240        717,921       204,092
                                             ---------     ---------     ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                           114,873        76,614        298,549       447,838
  Cash investments                                 (71)         (205)       (41,276)      111,405
  Other                                         19,665        (3,873)        20,999        14,971
                                             ---------     ---------     ----------     ---------
      Net cash used for investing
       activities                              134,467        72,536        278,272       574,214
                                             ---------     ---------     ----------     ---------
Net increase (decrease) in cash and
 cash equivalents                             (110,929)       46,706         37,806        19,434
Cash and cash equivalents at beginning
 of period                                     226,533        70,965         77,798        98,237
                                             ---------     ---------     ----------     ---------
Cash and cash equivalents at end of period   $ 115,604     $ 117,671     $  115,604     $ 117,671
                                             =========     =========     ==========     =========


The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.


                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. (an Ohio corporation) and subsidiaries as of September 30, 1999, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 9, 1999

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

Results of Operations
---------------------

          Basic and diluted earnings per share of common stock increased to $1.97 per share for the nine-month period ended September 30, 1999, from $1.40 per share for the same period last year. For the third quarter of 1999, earnings increased to $.82 per share, from $.71 per share in the third quarter of 1998. Higher earnings resulted from several factors including higher retail revenues, lower purchased power costs, reduced costs from the FirstEnergy Trading Services, Inc. (FETS) business segment and lower interest expenses. These sources of improved earnings were partially offset by increased accelerated depreciation and amortization of nuclear and regulatory assets under OE's rate plan. Also, year-to-date earnings for 1998 included an extraordinary charge of $30.5 million, or $.14 per common share resulting from Penn's discontinued application of SFAS 71 to its generation business.

          Revenues increased $10.4 million in the third quarter of 1999 and $120.6 million during the nine-month period ended September 30, 1999 as compared to the same periods in 1998. The revenue increases resulted primarily from the contributions from the Electric Utility Operating Companies (EUOC) business segment and newly acquired businesses, offset by reduced revenues from the FETS business segment. The sources of increases in the current quarter and nine-month period revenues, compared to the corresponding periods of 1998, are summarized in the following table.

                                             Three            Nine
                                             Months          Months
                                             Ended           Ended
                                             ------          ------
                                                 (In millions)
  Electric sales                            $  76.5          $ 130.2
  Other electric utility revenues              (0.8)             1.4
                                            -------          -------
  EUOC                                         75.7            131.6
  FETS                                       (138.6)          (334.1)
  New businesses acquired                      58.5            285.4
  Unregulated electric sales                   14.8             37.7
                                            -------          -------
  Net Revenue Increase                      $  10.4          $ 120.6
                                            =======          =======



        Growth in the Company's consolidated kilowatt-hour sales, consisting of regulated electric sales (EUOC) and unregulated electric sales has been a significant factor in the overall net increase of revenues in the current quarter and the nine months of 1999, compared to the corresponding periods of 1998. Consolidated retail kilowatt-hour sales increased 7.5% in the third quarter of 1999, with sales to residential, commercial and industrial customers increasing 6.2%, 13.6% and 4.2%, respectively. For the first nine months, retail sales increased 6.5%, compared to the same period in 1998, with residential, commercial and industrial customers all contributing to the improved results with sales increases of 6.8%, 12.1% and 2.6%, respectively. Total sales increased 10.7% for the quarter and 6.3% for the nine-month period as compared to the prior year.

          The increases in EUOC revenues for the third quarter and the nine-month period as compared to the prior year resulted from additional EUOC kilowatt-hour sales, which were partially offset by reduced unit prices. Residential, commercial and industrial customers all contributed to the additional EUOC kilowatt-hour sales with increases of 6.3%, 4.9% and 4.4%, respectively, for the current quarter of 1999 and increases of 6.9%, 4.1% and 2.4%, respectively, for the nine-month period. Growth of the EUOC customer base and increased use of electricity per customer stimulated by a strong consumption-driven economy, continued to expand residential and commercial kilowatt-hour sales. Industrial consumption of electricity also benefited from the strong economy. Sales to industrial customers experienced additional volume in the third quarter of 1999, compared to the same period last year, due to a labor strike in 1998 experienced by a major customer in the automotive sector. In total, retail sales increased 5.1% in the third quarter of 1999 and 4.2% for the first nine months of 1999 as compared to the same periods in 1998. Overall, EUOC kilowatt-hour sales increased 8.5% in the third quarter of 1999 and 4.2% for the first nine months of the current year from the corresponding periods of 1998. Contributing to the increases were sales to the wholesale market in the current quarter, which increased 39.9% from the third quarter of 1998.

          The decreases in FETS revenues for the current year quarter and nine-month period compared to the prior year resulted from a refocus of trading activities in the support of FirstEnergy's retail marketing activities. Acquisition of facilities services companies and sales of electricity to the unregulated market by Penn Power Energy and FirstEnergy Services Corp. contributed to the significant increase in other revenues for both the third quarter and nine-month periods of 1999. The purchase of MARBEL Energy Corporation (MARBEL) also added to the increase in the current nine-month period revenues from the prior year, but was not a contributing factor to the third quarter increase.

          Total expenses decreased $3.0 million in the third quarter and were $25.4 million lower in the first nine months of 1999 compared to the corresponding periods of 1998. Contributing to this overall reduction in expenses were EUOC purchased power costs which were down $23.0 million in the third quarter of 1999 and $152.1 million lower in the first nine months of 1999. Much of the improvement occurred in the second quarter due to the absence of unusual conditions experienced in 1998, which resulted in an additional $77.4 million of purchased power costs. Those costs were incurred during a period of record heat and humidity in late June 1998, which coincided with a regional power shortage resulting in high prices for purchased power. Unscheduled outages at several of the Companies' power plants at that time required the Companies to purchase significant amounts of power on the spot market. The outage at the Beaver Valley Plant continued as well for most of the third quarter of 1998. Although above normal temperatures were also experienced in 1999, the Companies maintained a stronger capacity position this year compared to 1998.

          Other expenses for the EUOCs increased only slightly in the third quarter of 1999 from the same period last year, while increasing $83.5 million in the nine-month period from the corresponding period in 1998. Higher nuclear expenses due to refueling outages at Beaver Valley Unit 2 and the Perry Plant; increased customer and sales expenses resulting from marketing programs and information system requirements; and higher distribution expenses, from storm damage, line and meter maintenance all contributed to the year-to-date increase in other EUOC expenses.

          Reduced FETS activity resulted in significant cost reductions in that business segment for both the third quarter and nine-month period of 1999 when compared to the same periods of 1998. Also, FETS expenses for the nine-month period of 1998 included credit losses resulting from the effects of unprecedented market prices for power in that year. The increase in other expenses was primarily due to the expansion of the facilities services business through additional acquisitions, the purchase of MARBEL and costs attributable to unregulated sales activity.

          Accelerated cost recovery in connection with the OE rate plan was the primary factor contributing to the increase in depreciation and amortization in the third quarter and year-to-date periods of 1999 from the same periods of 1998. Accelerated depreciation and amortization increased $116 million in the third quarter and $121 million in the first nine months of 1999 from the corresponding periods last year. General taxes increased for both the third quarter and year-to-date periods of 1999 primarily due to increases in the gross receipts tax, Ohio property tax and payroll taxes.

          Interest expenses decreased in the third quarter and first nine months of 1999 from the same periods of the previous year due to refinancings and redemptions of long-term debt. Subsidiaries' preferred stock dividend requirements increased in the year-to-date period of 1999, as a result of the declaration in the fourth quarter of 1997 of preferred stock dividends payable in 1998 by TE and CEI.

Capital Resources and Liquidity
-------------------------------

          The Company and its subsidiaries have continuing cash requirements for planned capital expenditures and debt maturities. During the last quarter of 1999, capital requirements for property additions and capital leases are expected to be about $161 million, including $4 million for nuclear fuel. The Companies have additional cash requirements of approximately $86.6 million (excluding an OE revolving credit agreement) to meet sinking fund requirements for preferred stock and maturing long-term debt during the fourth quarter of 1999. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          During the third quarter of 1999, the Company repurchased 1.5 million shares of its common stock at an average price of $28.30 per share - bringing its total repurchases to 4.0 million shares, through September 30, 1999, at an average price of $28.83 per share.

          As of September 30, 1999, the Company and its subsidiaries had about $115.6 million of cash and temporary investments and $287.6 million of short-term indebtedness. Unused borrowing capability included $96.0 million under revolving lines of credit and $32.0 million of bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

          On July 26, 1999, CEI completed its purchase of the remaining 20 percent interest in the Seneca pumped storage hydroelectric generation plant from General Public Utilities for $43 million. The purchase makes available 84 megawatts of additional capacity and provides the Company full ownership of the plant.

          On August 17, 1999, FirstEnergy Services Corporation (FSC), a wholly owned subsidiary, signed a Master Energy Services and Supply Agreement with Republic Technologies International, Inc. (RTI). The agreement could produce more than $1 billion in sales over the five-year contract period. Over the next five years FSC will manage: the supply and delivery of all of RTI's electricity and natural gas needs; RTI's heating, ventilation and air-conditioning requirements; and other energy-related services for RTI.

          The Company and Range Resources Corporation formed a joint venture, Great Lakes Energy Partners, LLC, on September 30, 1999. This joint venture combined each company's Appalachian oil and natural gas properties and related gas gathering and transportation systems with the objective of lowering operating costs, and increasing natural gas market share in the Appalachian Basin. As exclusive marketing agent for the new joint venture, the Company continues to expand its network of gas assets to supply its retail customer base.

          On October 5, 1999, FirstEnergy completed the acquisition of Columbus, Ohio-based Volunteer Energy LLC (Volunteer), formerly a retail natural gas subsidiary of The Williams Cos. Volunteer serves about 30,000 business and residential customers in the Midwest and had approximately $150 million of revenues in 1998. On November 5, 1999, FirstEnergy also completed its acquisition of Belden Energy Services Company (Belden), based in North Canton, Ohio. Belden was formerly a retail natural gas subsidiary of Belden & Blake Corporation. The newly acquired company serves about 600 business customers in Ohio and had approximately $44 million of revenues in 1998. The two acquisitions further expand FirstEnergy's retail natural gas business in Ohio and surrounding states, bringing FirstEnergy's total annual retail gas revenues to approximately $500 million.

Regulatory Matters
------------------

          In early October, the Company filed its comprehensive transition plan under the new Ohio electricity restructuring law (see
Note 3). The law is designed to facilitate the transition of Ohio's electric utility industry from a regulated environment to a competitive market in the generation of electricity. The Company's plan itemizes the price of electricity into separate components -- primarily generation, transmission, distribution and transition charges - and details the Company's strategy to implement corporate separation of its regulated and nonregulated operations. The plan proposes recovery of generation-related transition costs of approximately $8.8 billion ($6.9 billion, net of deferred income taxes). Of that amount, approximately $4.5 billion ($3.9 billion net of deferred income taxes) would be recovered over the five-year market development period (2001-2005). Under the proposed plan, the remainder would be recovered from 2001-2009 -- 2001 through early 2005 for OE; 2001 through mid-2008 for TE; and 2001 through mid-2009 for CEI. Current rates will be frozen during the market development period, except for certain limited statutory exceptions including a 5% reduction in the generation component of residential customers' rates. On November 4, 1999, the PUCO rejected FirstEnergy's filing because the PUCO has not yet prescribed the transition plan filing rules. The Company will refile its transition plan once those rules have been established. Despite rejecting FirstEnergy's filing, the PUCO indicated that it will endeavor to issue its order in this case within 275 days of the Company's initial filing date. If the transition plans ultimately approved by the PUCO for OE, CEI and TE do not provide adequate recovery of their nuclear generating unit investments and regulatory assets, there would be a charge to earnings which could have a material adverse effect on the results of operations and financial condition for FirstEnergy, OE, CEI and TE.

          All regulatory approvals have been received for the transfer of generating assets between the Company and Duquesne, which is intended to be a tax-free asset exchange. When completed in December 1999, the transaction will provide FirstEnergy with exclusive ownership and operating control of all generating assets that are currently jointly owned and operated under the CAPCO agreement (see
Note 2, "Pending Exchange of Assets").

Environmental Matters
---------------------

          In September 1999, FirstEnergy received, and subsequently in October 1999, OE and Penn received a citizen suit notification letter from the New York Attorney General's office alleging Clean Air Act violations at the W. H. Sammis Plant. FirstEnergy believes the Sammis Plant is in full compliance with the Clean Air Act, but cannot predict whether New York will nonetheless file a lawsuit.

          On November 3, 1999, the EPA issued Notices of Violation
(NOV) or a Compliance Order to eight utilities covering 32 power plants, including the Sammis Plant. In addition, the U.S. Department of Justice filed seven civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. FirstEnergy believes the NOV and complaint are without merit. However, FirstEnergy is unable to predict the outcome of this litigation. Criminal penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. It is anticipated at this time that the Sammis Plant will continue to operate while the matter is being decided.

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

          The Company is committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on its operations. The Company has completed an inventory of all computer systems and hardware including equipment with embedded computer chips, has determined which systems need to be converted or replaced to become Year 2000-ready and has completed the remediation of all mission critical systems and equipment. Based on results of its remediation and testing efforts, the Company filed documents with the North American Electric Reliability Council, Nuclear Regulatory Commission, PUCO and Pennsylvania Public Utility Commission (PPUC) that as of June 30, 1999 its generation, transmission, and distribution systems were ready to serve customers in the year 2000.

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

          The Company has contacted all its key suppliers and does not anticipate any service interruptions with them based on the information they have provided. Further, the Company has reviewed its stocking levels of critical supplies and has determined the appropriate stocking levels to maintain approaching the year 2000. The Company has initiated actions to ensure that these materials are at the required levels consistent with the assumptions in its contingency plan.

          The Company has completed the development of formal contingency plans in all mission critical areas to establish procedures to be followed in handling unlikely events which could impact the provision of electric service to its customers.

          The Company uses both internal and external resources to reprogram and/or replace and test its software for Year 2000 modifications. Of the $87.1 million total project cost, approximately $69.5 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $17.6 million will be expensed as incurred. As of September 30, 1999, the Company had spent $67.7 million for Year 2000 capital projects and had expensed approximately $15.0 million for Year 2000-related maintenance activities. The Company's total Year 2000 project cost, as well as its estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

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

                                     OHIO EDISON COMPANY

                               CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)
                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                             -----------------------    -------------------------
                                                1999          1998          1999          1998
                                             ----------    ---------    ----------     ----------
                                                                (In thousands)
OPERATING REVENUES                            $770,518     $696,226     $2,050,365     $1,912,689
                                              --------     --------     ----------     ----------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                     143,486      146,194        364,951        413,242
  Nuclear operating costs                       64,547       69,723        213,862        210,632
  Other operating costs                        103,398      113,769        321,454        314,033
                                              --------     --------     ----------     ----------
    Total operation and maintenance
     expenses                                  311,431      329,686        900,267        937,907
  Provision for depreciation and
   amortization                                228,775      109,920        457,330        327,146
  General taxes                                 61,890       59,714        185,712        178,208
  Income taxes                                  48,120       56,222        137,787        123,963
                                              --------     --------     ----------     ----------
    Total operating expenses and taxes         650,216      555,542      1,681,096      1,567,224
                                              --------     --------     ----------     ----------

OPERATING INCOME                               120,302      140,684        369,269        345,465

OTHER INCOME                                    10,179       12,589         32,577         36,857
                                              --------     --------     ----------     ----------

INCOME BEFORE NET INTEREST CHARGES             130,481      153,273        401,846        382,322
                                              --------     --------     ----------     ----------

NET INTEREST CHARGES:
  Interest on long-term debt                    44,583       47,258        135,888        140,255
  Allowance for borrowed funds used during
   construction and capitalized interest        (1,041)        (363)        (3,023)        (1,492)
  Other interest expense                         6,510        7,811         24,293         26,696
  Subsidiaries' preferred stock dividend
   requirements                                  3,831        3,857         11,544         11,570
                                              --------     --------     ----------     ----------
    Net interest charges                        53,883       58,563        168,702        177,029
                                              --------     --------     ----------     ----------

INCOME BEFORE EXTRAORDINARY ITEM                76,598       94,710        233,144        205,293

EXTRAORDINARY ITEM (NET OF INCOME TAX
  BENEFIT OF $21,208,000)                           --           --             --        (30,522)
                                              --------     --------     ----------     ----------

NET INCOME                                      76,598       94,710        233,144        174,771

PREFERRED STOCK DIVIDEND REQUIREMENTS            2,914        3,020          8,740          9,057
                                              --------     --------     ----------     ----------

EARNINGS ON COMMON STOCK                      $ 73,684     $ 91,690     $  224,404     $  165,714
                                              ========     ========     ==========     ==========


The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


                                      OHIO EDISON COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
                                                                September 30,     December 31,
                                                                    1999              1998
                                                                ------------     ------------
                                                                       (In thousands)
                           ASSETS
                           ------
UTILITY PLANT:
  In service                                                     $8,250,044       $8,158,763
  Less--Accumulated provision for depreciation                    3,776,557        3,610,155
                                                                 ----------       ----------
                                                                  4,473,487        4,548,608
                                                                 ----------       ----------
  Construction work in progress-
    Electric plant                                                  173,728          174,418
    Nuclear fuel                                                      1,154           17,003
                                                                 ----------       ----------
                                                                    174,882          191,421
                                                                 ----------       ----------
                                                                  4,648,369        4,740,029
                                                                 ----------       ----------
OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                                                470,928          475,087
  Nuclear plant decommissioning trusts                              144,734          130,572
  Letter of credit collateralization                                277,763          277,763
  Other                                                             424,587          407,839
                                                                 ----------       ----------
                                                                  1,318,012        1,291,261
                                                                 ----------       ----------
CURRENT ASSETS:
  Cash and cash equivalents                                          10,955           33,213
  Receivables-
    Customers (less accumulated provisions of $7,783,000
     and $6,397,000, respectively, for uncollectible accounts)      289,985          215,257
    Associated companies                                            216,856          229,854
    Other                                                            50,882           47,684
  Materials and supplies, at average cost-
    Owned                                                            52,021           76,756
    Under consignment                                                50,042           48,341
  Prepayments and other                                              74,960           78,618
                                                                 ----------       ----------
                                                                    745,701          729,723
                                                                 ----------       ----------
DEFERRED CHARGES:
  Regulatory assets                                               1,643,333        1,913,808
  Property taxes                                                    101,360          101,360
  Unamortized sale and leaseback costs                               86,349           90,098
  Other                                                              65,838           57,547
                                                                 ----------       ----------
                                                                  1,896,880        2,162,813
                                                                 ----------       ----------
                                                                 $8,608,962       $8,923,826
                                                                 ==========       ==========


                                    OHIO EDISON COMPANY

                               CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
                                                                September 30,     December 31,
                                                                    1999             1998
                                                                ------------     ------------
                                                                       (In thousands)
             CAPITALIZATION AND LIABILITIES
             ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $9 par value, authorized 175,000,000
     shares -  100 shares outstanding                           $        1       $        1
    Other paid-in capital                                        2,098,728        2,098,728
    Retained earnings                                              474,249          583,144
                                                                ----------       ----------
        Total common stockholder's equity                        2,572,978        2,681,873
  Preferred stock-
    Not subject to mandatory redemption                            160,965          160,965
    Subject to mandatory redemption                                  5,000           10,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                             39,105           50,905
    Subject to mandatory redemption                                 15,000           15,000
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely OE
    subordinated debentures                                        120,000          120,000
  Long-term debt                                                 1,974,219        2,215,042
                                                                ----------       ----------
                                                                 4,887,267        5,253,785
                                                                ----------       ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock             589,348          528,792
  Short-term borrowings-
    Associated companies                                           101,867           88,732
    Other                                                          239,382          249,451
  Accounts payable-
    Associated companies                                            36,593           10,176
    Other                                                           53,327           89,483
  Accrued taxes                                                    264,222          188,295
  Accrued interest                                                  42,970           45,221
  Other                                                            120,333          114,162
                                                                ----------       ----------
                                                                 1,448,042        1,314,312
                                                                ----------       ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                              1,502,368        1,601,887
  Accumulated deferred investment tax credits                      147,163          154,538
  Pensions and other postretirement benefits                       144,302          136,856
  Other                                                            479,820          462,448
                                                                ----------       ----------
                                                                 2,273,653        2,355,729
                                                                ----------       ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                        ----------       ----------
                                                                $8,608,962       $8,923,826
                                                                ==========       ==========


The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.


                                      OHIO EDISON COMPANY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                 ----------------------     ----------------------
                                                    1999         1998         1999          1998
                                                 ----------    ---------    ---------    ---------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  76,598    $  94,710     $233,144    $ 174,771
  Adjustments to reconcile net income to net
   cash from operating activities-
    Provision for depreciation and amortization     228,775      109,920      457,330      327,146
    Nuclear fuel and lease amortization              10,718        8,244       32,131       21,590
    Deferred income taxes, net                      (55,793)     (13,903)     (86,548)     (63,561)
    Investment tax credits, net                      (5,320)      (3,897)      (9,204)     (11,345)
    Extraordinary item                                   --           --           --       51,730
    Receivables                                     (60,020)    (166,506)     (64,928)    (208,382)
    Materials and supplies                           25,799        6,512       23,034       11,092
    Accounts payable                                (47,709)      76,043       (9,739)     185,633
    Other                                           104,710       60,949       72,565      106,535
                                                  ---------    ---------     --------    ---------
      Net cash provided from operating
        activities                                  277,758      172,072      647,785      595,209
                                                  ---------    ---------     --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                    2,936       10,039      161,451      117,499
    Short-term borrowings, net                           --           --        3,066        3,956
  Redemptions and Repayments-
    Preferred stock                                  10,920        5,000       17,005        5,000
    Long-term debt                                  329,094        4,522      348,234      286,157
    Short-term borrowings, net                       86,754       79,581           --           --
  Dividend Payments-
    Common stock                                         --       44,597      333,603      254,379
    Preferred stock                                   2,611        3,093        8,437        8,952
                                                  ---------    ---------     --------    ---------
      Net cash used for financing activities        426,443      126,754      542,762      433,033
                                                  ---------    ---------     --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                 45,736       36,793      140,523      125,163
  Other                                             (21,040)      (1,767)     (13,242)      (1,645)
                                                  ---------    ---------     --------    ---------
      Net cash used for investing activities         24,696       35,026      127,281      123,518
                                                  ---------    ---------     --------    ---------
Net increase (decrease) in cash and cash
 equivalents                                       (173,381)      10,292      (22,258)      38,658
Cash and cash equivalents at beginning of
 period                                             184,336       33,046       33,213        4,680
                                                  ---------    ---------     --------    ---------
Cash and cash equivalents at end of period        $  10,955    $  43,338     $ 10,955    $  43,338
                                                  =========    =========     ========    =========


The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiaries as of September 30, 1999, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 9, 1999

                        OHIO EDISON COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Earnings on common stock declined to $73.7 million in the third quarter of 1999 from $91.7 million in the third quarter of 1998. Higher operating revenues and lower operation and maintenance expenses were more than offset by increased accelerated depreciation and amortization of nuclear and regulatory assets under the OE rate plan. For the nine-month period ended September 30, 1999, earnings increased to $224.4 million from $165.7 million in the same period of last year. Year-to-date earnings in 1998 included an extraordinary charge of $30.5 million resulting from Penn's discontinued application of SFAS 71 to its generation business.

          Operating revenues increased $74.3 million in the third quarter and $137.7 million in the first nine months of 1999, compared to the same periods in 1998. Higher third quarter and year-to-date operating revenues resulted primarily from increased kilowatt-hour sales. Residential, commercial and industrial customers all contributed to the increase in retail kilowatt-hour sales during the third quarter of 1999, with increases of 11.9%, 11.7% and 9.9%, respectively. Overall, retail kilowatt-hour sales increased 11.1%. Sales to wholesale customers were 38.4% higher and combined with the additional retail sales to generate a 15.6% increase in total kilowatt-hour sales. Sales to industrial customers experienced additional volume in the current quarter, compared to the same period last year, due to a labor strike in 1998 experienced by a major customer in the automotive sector. For the first nine months of 1999, residential, commercial and industrial sales increased 8.8%, 9.4% and 3.5%, respectively, compared to the same period in 1998. Retail kilowatt-hour sales increased 6.8% and total kilowatt-hour sales increased 8.5%, benefited by a 16.9% increase in sales to wholesale customers. Growth of the OE companies' customer base and increased use of electricity per customer stimulated by a strong consumption-driven economy continued to expand residential and commercial kilowatt-hour sales. Additionally, kilowatt-hour sales by Penn's nonregulated affiliate, Penn Power Energy, Inc., contributed to the increase in the OE companies' commercial sales. Industrial consumption of electricity also benefited from the strong economy.

          Operation and maintenance expenses decreased $18.3 million in the third quarter and were $37.6 million lower in the first nine months of 1999 compared to the corresponding periods of 1998. Fuel and purchased power costs were lower in both the third quarter and nine-month periods of 1999 than the corresponding periods of 1998, primarily due to lower purchased power costs. Much of the reduction in the current nine-month period was due to the absence of unusual conditions experienced in June of 1998, which increased the prior period's costs. Record heat and humidity in late June 1998 coincided with a regional power shortage resulting in higher prices for purchased power. Unscheduled outages at Beaver Valley Units 1 and 2 reduced the OE companies' production capabilities to the point that they purchased significant amounts of power during that period. In addition, the Beaver Valley Plant remained out of service through most of the third quarter of 1998. Although above normal temperatures were also experienced in 1999, OE maintained a stronger capacity position this year compared to 1998, which reduced the need for purchased power.

          Nuclear operating costs were lower in the third quarter of 1999, compared to the third quarter of 1998, primarily reflecting reduced costs at the Beaver Valley Plant. However, costs for the first nine months of 1999 remained slightly higher due to expenses associated with the refueling outages at Beaver Valley Unit 2 and the Perry Plant during the first half of 1999. Other operating costs were lower primarily as a result of lower fossil production costs due in part to expenditures incurred last year for outages at the Mansfield and Sammis Plants. However, in the first nine months of 1999 other operating costs increased from the year-to-date period of last year primarily as a result of higher customer and sales expenses including expenditures for energy marketing programs, information systems requirements and other customer-related costs.

          Depreciation and amortization in the third quarter and year-to-date periods of 1999 increased from the same periods of 1998 primarily due to the effect of the OE rate plan. Total accelerated depreciation and amortization of nuclear and regulatory assets under the OE rate plan and Penn's restructuring plan was $173.5 million in the third quarter of 1999, up from $57.7 million in the third quarter of the previous year. In the first nine months of 1999, total accelerated depreciation and amortization under the regulatory plans was $282.4 million, compared to $161.7 million in the first nine months of 1998. General taxes increased for both the third quarter and year-to-date periods of 1999, compared to 1998, primarily due to increases in the gross receipts tax, Ohio property tax and payroll taxes. A higher tax base and increased rates produced the increase in property taxes.

          Net interest charges decreased in the third quarter and first nine months of 1999 primarily due to refinancings and redemptions of long-term debt.

Capital Resources and Liquidity
-------------------------------

          The OE companies have continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1999, capital requirements for property additions and capital leases are expected to be about $72 million, including $4 million for nuclear fuel. The OE companies have additional cash requirements of approximately $3.5 million (excluding an OE revolving credit agreement) to meet sinking fund requirements for maturing long-term debt during the fourth quarter of 1999. These requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of September 30, 1999, the OE companies had approximately $11.0 million of cash and temporary investments and $341.2 million of short-term indebtedness. In addition, the OE companies' unused borrowing capability included $41.0 million under revolving lines of credit and $32.0 million of bank facilities that provide for borrowings on a short-term basis at the banks' discretion. Under their first mortgage indentures, as of September 30, 1999, the OE companies would have been permitted to issue up to $1.1 billion of additional first mortgage bonds on the basis of bondable property additions and retired bonds.

Regulatory Matters
------------------

          In early October, FirstEnergy filed a comprehensive transition plan for OE under the new Ohio electricity restructuring law (see Note 3). The law is designed to facilitate the transition of Ohio's electric utility industry from a regulated environment to a competitive market in the generation of electricity. OE's plan itemizes the price of electricity into separate components -- primarily generation, transmission, distribution and transition charges - and details FirstEnergy's strategy to implement corporate separation of OE's regulated and nonregulated operations. The plan proposes recovery of transition costs of approximately $3.3 billion ($2.5 billion, net of deferred income taxes). All of that amount is estimated to be recovered over the five-year market development period (2001-2005). Current rates will be frozen during the market development period except for certain limited statutory exceptions including a 5% reduction in the generation component of residential customers' rates. On November 4, 1999, the PUCO rejected FirstEnergy's filing because the PUCO has not yet prescribed the transition plan filing rules. FirstEnergy will refile its transition plan once those rules have been established. Despite rejecting FirstEnergy's filing, the PUCO indicated that it will endeavor to issue its order in this case within 275 days of FirstEnergy's initial filing date. If the transition plan ultimately approved by the PUCO for OE does not provide adequate recovery of OE's nuclear generating unit investments and regulatory assets, there would be a charge to earnings which could have a material adverse effect on OE's results of operations and financial condition.

          All regulatory approvals have been received for the transfer of generating assets between FirstEnergy and Duquesne, which is intended to be a tax-free asset exchange. When completed in December 1999, the transaction will provide FirstEnergy with exclusive ownership and operating control of all generating assets that are currently jointly owned and operated under the CAPCO agreement (see Note 2, "Pending Exchange of Assets").

Environmental Matters
---------------------

          In September 1999, FirstEnergy received, and subsequently in October 1999, the OE companies received a citizen suit notification letter from the New York Attorney General's office alleging Clean Air Act violations at the W. H. Sammis Plant. FirstEnergy believes the Sammis Plant is in full compliance with the Clean Air Act, but cannot predict whether New York will nonetheless file a lawsuit.

          On November 3, 1999, the EPA issued Notices of Violation
(NOV) or a Compliance Order to eight utilities covering 32 power plants, including the Sammis Plant. In addition, the U.S. Department of Justice filed seven civil complaints against various investor-owned utilities, which included a complaint against the OE companies in the U.S. District Court for the Southern District of Ohio. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. FirstEnergy believes the NOV and complaint are without merit. However, FirstEnergy is unable to predict the outcome of this litigation. Criminal penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. It is anticipated at this time that the Sammis Plant will continue to operate while the matter is being decided.

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

          The OE companies are committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on their operations. The OE companies have completed an inventory of all computer systems and hardware including equipment with embedded computer chips, have determined which systems need to be converted or replaced to become Year 2000-ready and have completed the remediation of all mission critical systems and equipment. Based on results of their remediation and testing efforts, the OE companies filed documents with the North American Electric Reliability Council, Nuclear Regulatory Commission, PUCO and PPUC that as of June 30, 1999 their generation, transmission, and distribution systems were ready to serve customers in the year 2000.

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

          The OE companies have contacted all their key suppliers and do not anticipate any service interruptions with them based on the information the suppliers have provided. Further, the OE companies have reviewed their stocking levels of critical supplies and have determined the appropriate stocking levels to maintain approaching the year 2000. The OE companies have initiated actions to ensure that these materials are at the required levels consistent with the assumptions in their contingency plans.

          The OE companies have completed the development of formal contingency plans in all mission critical areas to establish procedures to be followed in handling unlikely events which could impact the provision of electric service to their customers.

          The OE companies use both internal and external resources to reprogram and/or replace and test their software for Year 2000 modifications. Of the $42.6 million total project cost, approximately $33.6 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $9.0 million will be expensed as incurred. As of September 30, 1999, the OE companies have spent $32.6 million for Year 2000 capital projects and have expensed approximately $7.6 million for Year 2000-related maintenance activities. The OE companies' total Year 2000 project costs, as well as their estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

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

                        THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                              CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)
                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                             -----------------------    -------------------------
                                                1999          1998          1999          1998
                                             ----------    ---------    ----------     ----------
                                                                (In thousands)
OPERATING REVENUES                            $534,503      $514,555    $1,435,297     $1,404,158
                                              --------      --------    ----------     ----------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                     118,816       127,347       310,400        358,704
  Nuclear operating costs                       22,978        24,470        92,799         71,367
  Other operating costs                         88,528        77,633       265,805        233,742
                                              --------      --------    ----------     ----------
      Total operation and maintenance
       expenses                                230,322       229,450       669,004        663,813
  Provision for depreciation and
   amortization                                 58,156        59,048       174,154        175,696
  General taxes                                 56,855        55,356       165,497        163,730
  Income taxes                                  50,273        45,598        99,591         88,314
                                              --------      --------    ----------     ----------
      Total operating expenses and taxes       395,606       389,452     1,108,246      1,091,553
                                              --------      --------    ----------     ----------

OPERATING INCOME                               138,897       125,103       327,051        312,605

OTHER INCOME                                     1,272         6,227         6,489         10,326
                                              --------      --------    ----------     ----------

INCOME BEFORE NET INTEREST CHARGES             140,169       131,330       333,540        322,931
                                              --------      --------    ----------     ----------

NET INTEREST CHARGES:
  Interest on long-term debt                    52,581        57,072       160,146        177,883
  Allowance for borrowed funds used
   during construction                            (425)         (664)       (1,158)        (1,620)
  Other interest expense (credit)                   48           (95)         (948)        (2,821)
                                              --------      --------    ----------     ----------
      Net interest charges                      52,204        56,313       158,040        173,442
                                              --------      --------    ----------     ----------

NET INCOME                                      87,965        75,017       175,500        149,489

PREFERRED STOCK DIVIDEND REQUIREMENTS            8,230         8,547        25,312         17,053
                                              --------      --------    ----------     ----------

EARNINGS ON COMMON STOCK                      $ 79,735      $ 66,470    $  150,188     $  132,436
                                              ========      ========    ==========     ==========


The preceding Notes to Consolidated Financial Statements as they relate to The Cleveland Electric
Illuminating Company are an integral part of these statements.


                          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                                                September 30,     December 31,
                                                                    1999              1998
                                                                ------------     ------------
                                                                       (In thousands)
                             ASSETS
                             ------
UTILITY PLANT:
  In service                                                    $4,702,049        $4,648,725
  Less--Accumulated provision for depreciation                   1,711,141         1,631,974
                                                                ----------        ----------
                                                                 2,990,908         3,016,751
                                                                ----------        ----------
  Construction work in progress-
    Electric plant                                                  36,197            42,428
    Nuclear fuel                                                       416            14,864
                                                                ----------        ----------
                                                                    36,613            57,292
                                                                ----------        ----------
                                                                 3,027,521         3,074,043
                                                                ----------        ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                       517,256           543,161
  Nuclear plant decommissioning trusts                             143,396           125,050
  Other                                                             26,899            21,059
                                                                ----------        ----------
                                                                   687,551           689,270
                                                                ----------        ----------
CURRENT ASSETS:
  Cash and cash equivalents                                         29,403            19,526
  Receivables-
    Customers                                                       19,070            16,588
    Associated companies                                            16,640            15,636
    Other                                                          200,985           142,834
  Notes receivable from associated companies                            --            53,509
  Materials and supplies, at average cost-
    Owned                                                           35,558            38,213
    Under consignment                                               36,044            43,620
  Prepayments and other                                             51,385            58,342
                                                                ----------        ----------
                                                                   389,085           388,268
                                                                ----------        ----------
DEFERRED CHARGES:
  Regulatory assets                                                541,450           555,925
  Goodwill                                                       1,442,721         1,471,563
  Property taxes                                                   126,464           126,464
  Other                                                             12,935            12,650
                                                                ----------        ----------
                                                                 2,123,570         2,166,602
                                                                ----------        ----------
                                                                $6,227,727        $6,318,183
                                                                ==========        ==========


                           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                   CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                                                September 30,     December 31,
                                                                    1999              1998
                                                                ------------     ------------
                                                                       (In thousands)
            CAPITALIZATION AND LIABILITIES
            ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized
     105,000,000 shares - 79,590,689 shares outstanding          $  931,962      $  931,962
    Retained earnings                                                71,996          76,276
                                                                 ----------      ----------
        Total common stockholder's equity                         1,003,958       1,008,238
  Preferred stock-
    Not subject to mandatory redemption                             238,325         238,325
    Subject to mandatory redemption                                 134,996         149,710
  Long-term debt                                                  2,684,211       2,888,202
                                                                 ----------      ----------
                                                                  4,061,490       4,284,475
                                                                 ----------      ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock              331,039         208,050
  Accounts payable-
    Associated companies                                             64,216          47,680
    Other                                                            44,674          67,929
  Notes payable to associated companies                              42,237          80,618
  Accrued taxes                                                     232,643         192,359
  Accrued interest                                                   65,486          66,685
  Other                                                              37,974          58,585
                                                                 ----------      ----------
                                                                    818,269         721,906
                                                                 ----------      ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                 556,093         524,285
  Accumulated deferred investment tax credits                        87,986          90,946
  Pensions and other postretirement benefits                        214,704         217,719
  Other                                                             489,185         478,852
                                                                 ----------      ----------
                                                                  1,347,968       1,311,802
                                                                 ----------      ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                         ----------      ----------
                                                                 $6,227,727      $6,318,183
                                                                 ==========      ==========


The preceding Notes to Consolidated Financial Statements as they relate to The Cleveland Electric
Illuminating Company are an integral part of these balance sheets.

                                            - 26 -

                         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                 ----------------------     ----------------------
                                                    1999         1998         1999          1998
                                                 ----------    ---------    ---------    ---------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 87,965    $  75,017     $175,500    $ 149,489
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and
       amortization                                 58,156       59,048      174,154      175,696
      Nuclear fuel and lease amortization            8,830        8,154       24,801       24,510
      Other amortization                            (2,855)        (593)      (7,109)     (10,010)
      Deferred income taxes, net                    17,472        1,750       26,348       27,582
      Investment tax credits, net                     (986)      (1,296)      (2,960)      (3,889)
      Receivables                                   44,144      (44,448)     (61,637)    (132,016)
      Materials and supplies                         1,139       13,684       10,231        2,962
      Accounts payable                             (34,572)     (58,965)      (6,719)     (31,461)
      Accrued taxes                                 46,014       76,357       40,284       44,024
      Other                                         13,023       (5,332)     (26,355)     (36,757)
                                                  --------    ---------     --------     --------
        Net cash provided from operating
        activities                                 238,330      123,376      346,538      210,130
                                                  --------    ---------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                  26,459           --       26,459        5,822
    Ohio Schools Council prepayment program             --           --           --      116,598
    Short-term borrowings, net                          --       30,528           --        4,036
  Redemptions and Repayments-
    Preferred stock                                  1,000        1,000       14,714       14,714
    Long-term debt                                  89,424      172,192      113,438      198,773
    Short-term borrowings, net                      13,653           --       38,381           --
  Dividend Payments-
    Common stock                                    68,000       28,653      150,974       54,122
    Preferred stock                                  8,230        8,559       25,312       26,300
                                                  --------    ---------     --------     --------
        Net cash used for financing activities     153,848      179,876      316,360      167,453
                                                  --------    ---------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                55,881       16,327       86,180       43,741
  Loans to associated companies                         --           --           --       26,628
  Loan payments from associated companies               --     (110,272)     (53,509)          --
  Capital trust investments                             (7)          35      (25,905)     (31,923)
  Other                                              3,079       24,183       13,535       10,230
                                                  --------    ---------     --------     --------
        Net cash used for (provided from)
         investing activities                       58,953      (69,727)      20,301       48,676
                                                  --------    ---------     --------     --------

Net increase (decrease) in cash and cash
 equivalents                                        25,529       13,227        9,877       (5,999)
Cash and cash equivalents at beginning of period     3,874       14,549       19,526       33,775
                                                  --------    ---------     --------    ---------
Cash and cash equivalents at end of period        $ 29,403    $  27,776     $ 29,403    $  27,776
                                                  ========    =========     ========    =========


The preceding Notes to Consolidated Financial Statements as they relate to The Cleveland Electric
Illuminating Company are an integral part of these statements.


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of September 30, 1999, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 9, 1999

           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Operating revenues increased $19.9 million in the third quarter of 1999, and were $31.1 million higher in the first nine months of 1999, compared to the same periods in 1998. Higher third quarter and year-to-date operating revenues were the result of increased kilowatt-hour sales, which were partially offset by reduced unit prices. Total kilowatt-hour sales increased 7.0% in the current quarter, compared to the same period of 1998. While retail sales increased only 0.5% in the third quarter of 1999, kilowatt-hour sales to wholesale customers increased 86.1% as a result of available power from CEI generating units and strong weather-induced demand in the wholesale market. Retail kilowatt-hour sales to residential and commercial customers increased 2.1% and 0.9%, respectively, whereas, sales to industrial customers decreased 1.1%. In the first nine months of 1999, total kilowatt-hour sales increased 5.5%, compared to the same period of 1998, benefiting from a 47.0% rise in sales to wholesale customers and a 2.6% increase in kilowatt-hour sales to retail customers. Residential and commercial customers contributed to the higher retail sales, with increases of 6.6% and 2.6%, respectively. Kilowatt-hour sales to industrial customers were essentially unchanged during the nine-month period.

          Operation and maintenance expenses increased only slightly in the current quarter and were $5.2 million higher in the first nine months of 1999 compared to the same periods of 1998. Fuel and purchased power costs were lower in both the third quarter and year-to-date periods of 1999. An increased mix of nuclear generation in the third quarter of 1999 reduced fuel costs and was the primary cause of lower fuel and purchased power costs in that period. However, in this year's nine-month period, lower purchased power costs was the largest factor. Most of the year-to-date reduction in purchased power costs was due to the absence of unusual conditions experienced in June 1998, which increased the cost during last year's nine-month period. Record heat and humidity in late June 1998 coincided with a regional power shortage resulting in high prices for purchased power. Unscheduled outages at Beaver Valley Unit 2, the Davis-Besse Plant and Avon Lake Unit 9 required CEI to purchase significant quantities of power on the spot market during that period. In addition, Beaver Valley Unit 2 remained out of service through most of the third quarter of 1998. Although above normal temperatures were also experienced in 1999, CEI maintained a stronger capacity position this year compared to the prior year. Therefore, CEI was not only able to reduce its dependence on purchased power this year, but also took advantage of the strong demand for power through sales to the wholesale market.

          More than offsetting the current year-to-date reduction in fuel and purchased power costs were increases in nuclear operating costs and other operating costs. Expenses associated with the refueling outages at Beaver Valley Unit 2 and the Perry Plant increased nuclear operating costs in the first nine months of 1999. The increases in other operating costs in the third quarter and nine-month period of 1999 resulted from higher customer and sales expenses including expenditures for energy marketing programs, information system requirements and other customer-related costs.

          Lower other income in the third quarter and year-to-date periods of 1999, compared to the corresponding periods if 1998 was due primarily to a reduction in interest income.

          Net interest charges decreased in the third quarter and first nine months of 1999 primarily due to refinancings and redemptions of long-term debt. Preferred stock dividend requirements increased in the nine-month period ended September 30, 1999, compared to the first nine months of 1998, due to the declaration in the fourth quarter of 1997 of preferred stock dividends payable in 1998 by CEI.

Capital Resources and Liquidity
------------------------------

          CEI has continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1999, capital requirements for property additions and capital leases are expected to be about $27 million, with no additional expenditures for nuclear fuel. CEI has additional cash requirements of approximately $82.8 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the fourth quarter of 1999. These requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of September 30, 1999, CEI had approximately $29.4 million of cash and temporary investments and $42.2 million of short-term indebtedness to affiliated companies. Together with TE, CEI had unused borrowing capability of $55 million under a FirstEnergy revolving line of credit at the end of the third quarter of 1999. Under its first mortgage indenture, as of September 30, 1999, CEI would have been permitted to issue up to $509 million of additional first mortgage bonds on the basis of bondable property additions and retired bonds.

          On July 26, 1999, CEI completed its purchase of the remaining 20 percent interest in the Seneca pumped storage hydroelectric generation plant from General Public Utilities for $43 million. This purchase makes available 84 megawatts of additional capacity and provides the Company full ownership of the plant.

Regulatory Matters
------------------

          In early October, FirstEnergy filed a comprehensive transition plan for CEI under the new Ohio electricity restructuring law (see Note 3). The law is designed to facilitate the transition of Ohio's electric utility industry from a regulated environment to a competitive market in the generation of electricity. CEI's plan itemizes the price of electricity into separate components -- primarily generation, transmission, distribution and transition charges - and details FirstEnergy's strategy to implement corporate separation of CEI's regulated and nonregulated operations. The plan proposes recovery of generation-related transition costs of approximately $3.8 billion ($3.0 billion, net of deferred income taxes). Of that amount, approximately $1.9 billion ($1.6 billion, net of deferred income taxes) would be recovered over the five-year market development period (2001-
2005). Under the proposed plan, the remainder is estimated to be recovered from 2001 through mid-2009. Current rates will be frozen during the market development period, except for certain limited statutory exceptions including a 5% reduction in the generation component of residential customers' rates. On November 4, 1999, the PUCO rejected FirstEnergy's filing because the PUCO has not yet prescribed the transition plan filing rules. FirstEnergy will refile its transition plan once those rules have been established. Despite rejecting FirstEnergy's filing, the PUCO indicated that it will endeavor to issue its order in this case within 275 days of FirstEnergy's initial filing date. If the transition plan ultimately approved by the PUCO for CEI does not provide adequate recovery of CEI's nuclear generating unit investments and regulatory assets, there would be a charge to earnings which could have a material adverse effect on CEI's results of operations and financial condition.

          All regulatory approvals have been received for the transfer of generating assets between FirstEnergy and Duquesne, which is intended to be a tax-free asset exchange. When completed in December 1999, the transaction will provide FirstEnergy with exclusive ownership and operating control of all generating assets that are currently jointly owned and operated under the CAPCO agreement (see Note 2, "Pending Exchange of Assets").

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

          CEI is committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on its operations. CEI has completed an inventory of all computer systems and hardware including equipment with embedded computer chips, has determined which systems need to be converted or replaced to become Year 2000-ready and has completed the remediation of all mission critical systems and equipment. Based on results of its remediation and testing efforts, CEI filed documents with the North American Electric Reliability Council, Nuclear Regulatory Commission and PUCO that as of June 30, 1999 its generation, transmission, and distribution systems were ready to serve customers in the year 2000.

          Most of CEI's Year 2000 issues have been resolved through system replacement. Of CEI's major centralized systems, the general ledger system and inventory management, procurement and accounts payable systems were replaced at the end of 1998. CEI's payroll system was enhanced to be Year 2000 compliant in July 1998. The customer service system was made Year 2000 compliant in June 1999.

          CEI has contacted all its key suppliers and does not anticipate any service interruptions with them based on the information they have provided. Further, CEI has reviewed its stocking levels of critical supplies and has determined the appropriate stocking levels to maintain approaching the year 2000. CEI has initiated actions to ensure that these materials are at the required levels consistent with the assumptions in its contingency plan.

          CEI has completed the development of formal contingency plans in all mission critical areas to establish procedures to be followed in handling unlikely events which could impact the provision of electric service to its customers.

          CEI uses both internal and external resources to reprogram and/or replace and test its software for Year 2000 modifications. Of the $29.1 million total project cost, approximately $23.4 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $5.7 million will be expensed as incurred. As of September 30, 1999, CEI had spent $22.9 million for Year 2000 capital projects and had expensed approximately $4.9 million for Year 2000-related maintenance activities. CEI's total Year 2000 project cost, as well as its estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

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

                                   THE TOLEDO EDISON COMPANY

                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                                               Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                             -----------------------    -----------------------
                                                1999          1998         1999         1998
                                             ----------    ---------    ----------    ---------
                                                                (In thousands)
OPERATING REVENUES                             $233,697    $253,282       $693,143    $714,116
                                               --------    --------       --------    --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                       51,793      56,708        130,639     164,049
  Nuclear operating costs                        35,082      40,576        126,208     115,801
  Other operating costs                          41,974      39,785        119,284     106,626
                                               --------    --------       --------    --------
      Total operation and maintenance
       expenses                                 128,849     137,069        376,131     386,476
  Provision for depreciation and
   amortization                                  26,112      26,691         78,008      80,047
  General taxes                                  22,532      21,435         66,364      63,393
  Income taxes                                   13,490      16,884         41,699      43,187
                                               --------    --------       --------    --------
      Total operating expenses and taxes        190,983     202,079        562,202     573,103
                                               --------    --------       --------    --------

OPERATING INCOME                                 42,714      51,203        130,941     141,013

OTHER INCOME                                      2,840       2,674          9,007       9,573
                                               --------    --------       --------    --------

INCOME BEFORE NET INTEREST CHARGES               45,554      53,877        139,948     150,586
                                               --------    --------       --------    --------

NET INTEREST CHARGES:
  Interest on long-term debt                     20,412      21,524         62,570      66,780
  Allowance for borrowed funds used
   during construction                             (254)       (344)          (860)       (927)
  Other interest expense (credit)                  (889)         10         (3,403)     (1,089)
                                               --------    --------       --------    --------
      Net interest charges                       19,269      21,190         58,307      64,764
                                               --------    --------       --------    --------

NET INCOME                                       26,285      32,687         81,641      85,822

PREFERRED STOCK DIVIDEND REQUIREMENTS             4,034       4,145         12,173       9,680
                                               --------    --------       --------    --------

EARNINGS ON COMMON STOCK                       $ 22,251    $ 28,542       $ 69,468    $ 76,142
                                               ========    ========       ========    ========


The preceding Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.


                                  THE TOLEDO EDISON COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                                                September 30,     December 31,
                                                                    1999              1998
                                                                ------------     ------------
                                                                       (In thousands)
                           ASSETS
                           ------
UTILITY PLANT:
  In service                                                     $1,777,714       $1,757,364
  Less--Accumulated provision for depreciation                      661,991          626,942
                                                                 ----------       ----------
                                                                  1,115,723        1,130,422
                                                                 ----------       ----------
  Construction work in progress-
    Electric plant                                                   28,448           26,603
    Nuclear fuel                                                        394           11,191
                                                                 ----------       ----------
                                                                     28,842           37,794
                                                                 ----------       ----------
                                                                  1,144,565        1,168,216
                                                                 ----------       ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                        295,391          310,762
  Nuclear plant decommissioning trusts                              118,459          102,749
  Other                                                               5,352            3,656
                                                                 ----------       ----------
                                                                    419,202          417,167
                                                                 ----------       ----------
CURRENT ASSETS:
  Cash and cash equivalents                                          57,418            4,140
  Receivables-
    Customers                                                         8,948            7,338
    Associated companies                                             20,037           30,006
    Other                                                             4,731           31,688
  Notes receivable from associated companies                         42,237          101,236
  Materials and supplies, at average cost-
    Owned                                                            22,471           25,745
    Under consignment                                                20,172           18,148
  Prepayments and other                                              23,921           25,647
                                                                 ----------       ----------
                                                                    199,935          243,948
                                                                 ----------       ----------
DEFERRED CHARGES:
  Regulatory assets                                                 395,032          417,704
  Goodwill                                                          465,085          474,593
  Property taxes                                                     42,842           42,842
  Other                                                               6,898            4,295
                                                                 ----------       ----------
                                                                    909,857          939,434
                                                                 ----------       ----------
                                                                 $2,673,559       $2,768,765
                                                                 ==========       ==========


                                 THE TOLEDO EDISON COMPANY

                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                                                September 30,    December 31,
                                                                    1999             1998
                                                                ------------     ------------
                                                                       (In thousands)
            CAPITALIZATION AND LIABILITIES
            ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $5 par value, authorized 60,000,000
     shares - 39,133,887 shares outstanding                     $  195,670       $  195,670
    Other paid-in capital                                          328,559          328,559
    Retained earnings                                               39,236           51,463
                                                                ----------       ----------
        Total common stockholder's equity                          563,465          575,692
  Preferred stock not subject to mandatory redemption              210,000          210,000
  Long-term debt                                                   987,767        1,083,666
                                                                ----------       ----------
                                                                 1,761,232        1,869,358
                                                                ----------       ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock             156,660          130,426
  Accounts payable-
    Associated companies                                            32,865           34,260
    Other                                                           27,493           38,832
  Notes payable to associated companies                                151               --
  Accrued taxes                                                     44,182           62,288
  Accrued interest                                                  23,828           24,965
  Other                                                             30,317           35,082
                                                                ----------       ----------
                                                                   315,496          325,853
                                                                ----------       ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                166,563          151,321
  Accumulated deferred investment tax credits                       39,228           40,670
  Pensions and other postretirement benefits                       120,521          122,314
  Other                                                            270,519          259,249
                                                                ----------       ----------
                                                                   596,831          573,554
                                                                ----------       ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                        ----------       ----------
                                                                $2,673,559       $2,768,765
                                                                ==========       ==========


The preceding Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.


                                   THE TOLEDO EDISON COMPANY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                   Three Months Ended         Nine Months Ended
                                                       September 30,            September 30,
                                                  -----------------------    ---------------------
                                                     1999         1998        1999          1998
                                                  ----------    ---------    ---------    --------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 26,285    $32,687       $ 81,641    $ 85,822
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and
       amortization                                  26,112     26,691         78,008      80,047
      Nuclear fuel and lease amortization             6,734      5,576         18,552      16,506
      Deferred income taxes, net                      8,127      1,021         18,432      16,173
      Investment tax credits, net                      (481)      (648)        (1,442)     (1,946)
      Receivables                                    (7,202)     1,473         35,316       4,699
      Materials and supplies                            163      1,578          1,250      (1,929)
      Accounts payable                               (2,964)    (9,566)       (12,734)     (9,680)
      Accrued taxes                                   2,738      7,083        (18,106)     13,556
      Other                                          22,414     26,241        (12,597)     (6,449)
                                                   --------    -------       --------    --------
        Net cash provided from operating
         activities                                  81,926     92,136        188,320     196,799
                                                   --------    -------       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                   54,929         --         89,779       3,657
    Short-term borrowings, net                          151         --            151          --
  Redemptions and Repayments-
    Preferred stock                                      --         --          1,690       1,665
    Long-term debt                                  106,802     33,273        162,427      74,968
  Dividend Payments-
    Common stock                                     20,000     15,654         80,351      36,786
    Preferred stock                                   4,034      4,074         12,173      12,309
                                                   --------    -------       --------    --------
        Net cash used for financing activities       75,756     53,001        166,711     122,071
                                                   --------    -------       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                  8,734     14,518         27,656      29,165
  Loans to associated companies                          --         --             --      38,793
  Loan payments from associated companies           (58,136)    (5,855)       (58,999)         --
  Capital trust investments                             (64)      (240)       (15,371)     (2,177)
  Other                                               2,935     13,923         15,045       9,761
                                                   --------    -------       --------     -------
        Net cash used for (provided from)
         investing activities                       (46,531)    22,346        (31,669)     75,542
                                                   --------    -------       --------     -------
Net increase (decrease) in cash and cash
 equivalents                                         52,701     16,789         53,278        (814)
Cash and cash equivalents at beginning of period      4,717      4,567          4,140      22,170
                                                   --------    -------       --------    --------
Cash and cash equivalents at end of period         $ 57,418    $21,356       $ 57,418    $ 21,356
                                                   ========    =======       ========    ========


The preceding Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of September 30, 1999, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 9, 1999

                     THE TOLEDO EDISON COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

        Operating revenues decreased $19.6 million in the third quarter of 1999, and were $21.0 million lower in the first nine months of 1999, compared to the same periods in 1998. Increases in kilowatt-hour sales were more than offset by reduced unit prices. Total kilowatt-hour sales increased 5.8% in the current quarter, compared to the same period of 1998. While retail sales decreased 1.7% in the third quarter of 1999, kilowatt-hour sales to wholesale customers increased 47.9% as a result of available power from TE generating units and strong weather-induced demand in the wholesale market. Retail kilowatt-hour sales to residential and commercial customers declined in the third quarter by 8.2% and 6.9%, respectively. However, sales to industrial customers increased 3.7%. In the first nine months of 1999, total kilowatt-hour sales increased 7.0%, compared to the same period of 1998, benefiting from a 45.7% increase in sales to wholesale customers. Retail kilowatt-hour sales increased 1.1%; sales to industrial customers increased 4.1%. However, residential and commercial customers decreased 0.8% and 3.2%, respectively.

          Operation and maintenance expenses decreased $8.2 million in the third quarter of 1999 and were $10.3 million lower in the first nine months of 1999, compared to the same periods of 1998. In addition, fuel and purchased power costs were lower in the third quarter and in the first nine months of 1999. Most of the year-to-date reduction in purchased power costs was due to the absence of unusual conditions experienced in June 1998, which increased the prior year's costs. Record heat and humidity in late June 1998 coincided with a regional power shortage resulting in higher prices for purchased power. During this period, unscheduled outages at Beaver Valley Unit 2 and the Davis-Besse Plant required TE to purchase significant quantities of power on the spot market during that period. In addition, Beaver Valley Unit 2 remained out of service through most of the third quarter of 1998. Although above normal temperatures were also experienced in 1999, TE maintained a stronger capacity position this year compared to the prior year. Therefore, TE was not only able to reduce its dependence on purchased power in the current year, but also took advantage of the strong demand for power through sales to the wholesale market.

          Nuclear operating costs were lower in the third quarter of 1999, compared to the prior year quarter primarily due to reduced costs at the Beaver Valley Plant. However, costs for the first nine months of 1999 remained higher than the prior period due to expenses associated with the refueling outages at Beaver Valley Unit 2 and the Perry Plant. The increases in other operating costs in this year's quarter and nine-month period were primarily due to higher customer and sales expenses including energy marketing programs, information system requirements and other customer-related costs.

          Net interest charges decreased in the third quarter and the first nine months of 1999 principally as a result of redemptions of long-term debt.

Capital Resources and Liquidity
------------------------------

          TE has continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1999, capital requirements for property additions and capital leases are expected to be about $11 million, with no additional expenditures for nuclear fuel. TE has additional cash requirements of approximately $400,000 for maturing long-term debt during the fourth quarter of 1999. These requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of September 30, 1999, TE had approximately $99.7 million of cash and temporary investments and $151,000 of short-term indebtedness to associated companies. Together with CEI, TE had unused borrowing capability of $55 million under a FirstEnergy revolving line of credit at the end of the third quarter of 1999. Under its first mortgage indenture, as of September 30, 1999, TE would have been permitted to issue approximately $264 million of additional first mortgage bonds on the basis of bondable property additions and retired bonds.

Regulatory Matters
------------------

          FirstEnergy filed a comprehensive transition plan for TE on October 4, 1999, under the new Ohio electricity restructuring law (see
Note 3). The law is designed to facilitate the transition of Ohio's electric utility industry from a regulated environment to a competitive market in the generation of electricity. TE's plan itemizes the price of electricity into separate components -- primarily generation, transmission, distribution and transition charges - and details

FirstEnergy's strategy to implement corporate separation of TE's regulated and nonregulated operations. The plan proposes recovery of generation-related transition costs of approximately $1.7 billion ($1.4 billion, net of deferred income taxes). Of that amount, approximately $880 million ($770 million, net of deferred income taxes) would be recovered over the five-year market development period (2001-2005) and the remainder is estimated to be recovered from 2001 through mid-2008. These transition costs will be recovered as a component of frozen rates scheduled to be in effect pursuant to TE's rate plan as of January 1, 2001. Those rates will be adjusted to reflect a 5% reduction in the generation component of residential customers' rates. On November 4, 1999, the PUCO rejected FirstEnergy's filing because the PUCO has not yet prescribed the transition plan filing rules. FirstEnergy will refile its transition plan once those rules have been established. Despite rejecting FirstEnergy's filing, the PUCO indicated that it will endeavor to issue its order in this case within 275 days of FirstEnergy's initial filing date. If the transition plan ultimately approved by the PUCO for TE does not provide adequate recovery of TE's nuclear generating unit investments and regulatory assets, there would be a charge to earnings which could have a material adverse effect on TE's results of operations and financial condition.

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

          TE is committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on its operations. TE has completed an inventory of all computer systems and hardware including equipment with embedded computer chips, has determined which systems need to be converted or replaced to become Year 2000-ready and has completed the remediation of all mission critical systems and equipment. Based on results of its remediation and testing efforts, TE filed documents with the North American Electric Reliability Council, Nuclear Regulatory Commission and PUCO that as of June 30, 1999 its generation, transmission, and distribution systems were ready to serve customers in the year 2000.

          Most of TE's Year 2000 issues have been resolved through system replacement. Of TE's major centralized systems, the general ledger system and inventory management, procurement and accounts payable systems were replaced at the end of 1998. TE's payroll system was enhanced to be Year 2000 compliant in July 1998. The customer service system was made Year 2000 compliant in June 1999.

          TE has contacted all its key suppliers and does not anticipate any service interruptions with them based on the information they have provided. Further, TE has reviewed its stocking levels of critical supplies and has determined the appropriate stocking levels to maintain approaching the year 2000. TE has initiated actions to ensure that these materials are at the required levels consistent with the assumptions in its contingency plan.

          TE has completed the development of formal contingency plans in all mission critical areas to establish procedures to be followed in handling unlikely events which could impact the provision of electric service to its customers.

          TE uses both internal and external resources to reprogram and/or replace and test its software for Year 2000 modifications. Of the $15.4 million total project cost, approximately $12.5 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $2.9 million will be expensed as incurred. As of September 30, 1999, TE had spent $12.2 million for Year 2000 capital projects and had expensed approximately $2.5 million for Year 2000-related maintenance activities. TE's total Year 2000 project cost, as well as its estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

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

                                   PENNSYLVANIA POWER COMPANY

                                CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                 ----------------------     ----------------------
                                                    1999         1998         1999          1998
                                                 ----------    ---------    ---------    ---------
                                                                   (In thousands)
OPERATING REVENUES                                 $82,354      $87,885      $245,843    $246,732
                                                   -------      -------      --------    --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                          25,978       21,948        61,244      62,835
  Nuclear operating costs                            5,165        6,700        20,168      20,568
  Other operating costs                             14,281       14,972        45,526      40,673
                                                   -------      -------      --------    --------
      Total operation and maintenance expenses      45,424       43,620       126,938     124,076
  Provision for depreciation and amortization       15,790       13,125        46,505      46,133
  General taxes                                      7,151        5,335        19,395      16,608
  Income taxes                                       4,824        9,375        19,788      20,847
                                                   -------      -------      --------    --------
      Total operating expenses and taxes            73,189       71,455       212,626     207,664
                                                   -------      -------      --------    --------
OPERATING INCOME                                     9,165       16,430        33,217      39,068

OTHER INCOME                                           194          569         1,441       1,942
                                                   -------      -------      --------    --------
INCOME BEFORE NET INTEREST CHARGES                   9,359       16,999        34,658      41,010
                                                   -------      -------      --------    --------
NET INTEREST CHARGES:
  Interest expense                                   4,972        5,234        16,090      15,951
  Allowance for borrowed funds used during
   construction                                        (91)         (52)         (323)       (196)
                                                   -------      -------      --------    --------
      Net interest charges                           4,881        5,182        15,767      15,755
                                                   -------      -------      --------    --------

INCOME BEFORE EXTRAORDINARY ITEM                     4,478       11,817        18,891      25,255

EXTRAORDINARY ITEM (NET OF INCOME TAX
  BENEFIT OF $21,208,000)                               --           --            --     (30,522)
                                                   -------      -------      --------    --------

NET INCOME (LOSS)                                    4,478       11,817        18,891      (5,267)

PREFERRED STOCK DIVIDEND REQUIREMENTS                1,131        1,157         3,444       3,470
                                                   -------      -------      --------    --------

EARNINGS (LOSS) ON COMMON STOCK                    $ 3,347      $10,660      $ 15,447    $ (8,737)
                                                   =======      =======      ========    ========


The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.


                                  PENNSYLVANIA POWER COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
                                                                September 30,     December 31,
                                                                    1999              1998
                                                                ------------     ------------
                                                                       (In thousands)

                      ASSETS
                      ------
UTILITY PLANT:
  In service                                                     $702,725          $686,771
  Less--Accumulated provision for depreciation                    303,005           291,188
                                                                 --------          --------
                                                                  399,720           395,583
                                                                 --------          --------
  Construction work in progress-
    Electric plant                                                 13,143            17,187
    Nuclear fuel                                                      385               508
                                                                 --------          --------
                                                                   13,528            17,695
                                                                 --------          --------
                                                                  413,248           413,278
                                                                 --------          --------

OTHER PROPERTY AND INVESTMENTS                                     34,849            29,177
                                                                 --------          --------

CURRENT ASSETS:
  Cash and cash equivalents                                           260             7,485
  Notes receivable from parent company                             16,090            50,000
  Receivables-
    Customers (less accumulated provisions of
     $3,753,000 and $3,599,000, respectively, for
     uncollectible accounts)                                       33,399            34,737
    Associated companies                                           24,375            34,430
    Other                                                          11,546            12,472
  Materials and supplies, at average cost                          12,790            15,515
  Prepayments                                                       5,904             2,657
                                                                 --------          --------
                                                                  104,364           157,296
                                                                 --------          --------

DEFERRED CHARGES:
  Regulatory assets                                               329,626           371,027
  Other                                                             6,633             6,994
                                                                 --------          --------
                                                                  336,259           378,021
                                                                 --------          --------
                                                                 $888,720          $977,772
                                                                 ========          ========


                                  PENNSYLVANIA POWER COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                                                September 30,     December 31,
                                                                    1999              1998
                                                                ------------     ------------
                                                                       (In thousands)
              CAPITALIZATION AND LIABILITIES
              ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized 6,500,000
     shares - 6,290,000 shares outstanding                        $188,700         $188,700
    Other paid-in capital                                             (310)            (310)
    Retained earnings                                               22,084           86,891
                                                                  --------         --------
        Total common stockholder's equity                          210,474          275,281
  Preferred stock-
    Not subject to mandatory redemption                             39,105           50,905
    Subject to mandatory redemption                                 15,000           15,000
  Long-term debt-
    Associated companies                                             6,392            6,617
    Other                                                          257,849          281,072
                                                                  --------         --------
                                                                   528,820          628,875
                                                                  --------         --------
CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                             4,709            5,557
    Other                                                           23,879              984
  Accounts payable-
    Associated companies                                            20,692            9,676
    Other                                                           16,597           23,156
  Accrued taxes                                                     11,817           12,849
  Accrued interest                                                   3,886            6,519
  Other                                                             11,443           17,046
                                                                  --------         --------
                                                                    93,023           75,787
                                                                  --------         --------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                201,419          212,427
  Accumulated deferred investment tax credits                        7,379            7,787
  Other                                                             58,079           52,896
                                                                  --------         --------
                                                                   266,877          273,110
                                                                  --------         --------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                          --------         --------
                                                                  $888,720         $977,772
                                                                  ========         ========


The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Power Company are an integral part of these balance sheets.


                                 PENNSYLVANIA POWER COMPANY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                 ----------------------     ----------------------
                                                    1999         1998         1999          1998
                                                 ----------    ---------    ---------    ---------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $  4,478     $ 11,817      $ 18,891    $ (5,267)
Adjustments to reconcile net income (loss) to
  net cash from operating activities-
    Provision for depreciation and amortization     15,790       13,125        46,505      46,133
    Nuclear fuel and lease amortization              1,919        1,460         5,153       3,252
    Deferred income taxes, net                        (143)         931        (1,016)    (26,058)
    Investment tax credits, net                     (1,942)        (573)       (2,237)     (1,717)
    Extraordinary item                                  --           --            --      51,730
    Receivables                                      1,481          881        12,319       1,827
    Materials and supplies                           5,067         (839)        2,725      (1,012)
    Accounts payable                                (6,759)     (12,493)        4,457      (7,487)
    Other                                           (5,280)      (1,533)      (12,481)     (7,937)
                                                  --------     --------      --------    --------
        Net cash provided from operating
         activities                                 14,611       12,776        74,316      53,464
                                                  --------     --------      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                      --           --            --       1,621
  Redemptions and Repayments-
    Preferred stock                                  5,920           --        12,005          --
    Long-term debt                                   1,843        1,443         4,988       3,994
  Dividend Payments-
    Common stock                                    15,000        5,347        80,362      16,040
    Preferred stock                                  1,393        1,232         3,130       3,470
                                                  --------     --------      --------    --------
        Net cash used for financing activities      24,156        8,022       100,485      21,883
                                                  --------     --------      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                 8,160        4,541        16,489      11,560
  Loan to parent                                        --        4,400            --      16,900
  Loan payment from parent                         (12,597)          --       (33,910)         --
  Other                                             (3,391)      (2,194)       (1,523)       (313)
                                                  --------     --------      --------    --------
        Net cash used for (provided from)
         investing activities                       (7,828)       6,747       (18,944)     28,147
                                                  --------     --------      --------    --------

Net increase (decrease) in cash and cash
 equivalents                                        (1,717)      (1,993)       (7,225)      3,434
Cash and cash equivalents at beginning of period     1,977        6,087         7,485         660
                                                  --------     --------      --------    --------
Cash and cash equivalents at end of period        $    260     $  4,094      $    260    $  4,094
                                                  ========     ========      ========    ========


The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Pennsylvania Power Company:

We have reviewed the accompanying consolidated balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and wholly owned subsidiary of Ohio Edison Company) and subsidiary as of September 30, 1999, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 9, 1999

                    PENNSYLVANIA POWER COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Earnings on common stock declined to $3.3 million in the third quarter of 1999 from $10.7 million in the third quarter of 1998. Reduced fossil generating capacity resulted in lower wholesale revenues and increased purchased power costs in the third quarter of 1999, from the prior year's third quarter levels, contributing to the lower earnings. In the first nine months of 1999, earnings on common stock increased to $15.4 million from a loss on common stock of $8.7 million for the same period last year. The nine-month period ended September 30, 1998, included an extraordinary charge of $30.5 million resulting from Penn's discontinued application of SFAS 71 to its generation business.

          Operating revenues declined approximately $5.5 million in the third quarter and $0.9 million for the first nine months of 1999, compared to the corresponding periods of 1998. The lower third quarter operating revenues resulted primarily from a decline in kilowatt-hours sales. Total kilowatt-hour sales decreased 3.8% in the third quarter of 1999, compared to the same period of 1998. This resulted from reduced kilowatt-hour sales to wholesale customers, which declined 33.1% in the third quarter of 1999 from the third quarter of 1998. The decrease resulted from a reduction in fossil generation available for the wholesale market during that period. However, sales to retail customers increased 6.2% in the third quarter of 1999, compared to the third quarter of 1998. Kilowatt-hour sales to commercial and industrial customers increased 4.6% and 16.4%, respectively, whereas, sales to residential customers decreased 3.1% in the third quarter of 1999 from a year ago. Lower unit prices offset an increase in kilowatt-hour sales during the first nine months of 1999, compared to the year-to-date period of 1998. Total kilowatt-hour sales increased 2.6% in the current nine-month period, with retail sales 8.2% higher and sales to wholesale customers 18.5% lower. Additionally, kilowatt-hour sales to retail customers were higher in the first nine months of 1999, compared to the first nine months of 1998, with increased sales to residential, commercial and industrial customers of 5.6%, 16.7% and 4.1%, respectively. Contributing to the higher sales to commercial customers were increased sales by Penn's nonregulated affiliate, Penn Power Energy, Inc.

          Operation and maintenance expenses increased $1.8 million and $2.9 million in the third quarter and first nine months of 1999, respectively, compared to the corresponding periods of 1998. Fuel and purchased power costs were higher in the third quarter of 1999 due to an increase in purchased power costs. The increase resulted from an outage at the New Castle Plant and reduced available internally generated power. However, Beaver Valley Unit 1, which remained out of service for most of the first three quarters of 1998, was available for service for nearly all of the first nine months of 1999. As a result, in the 1999 year-to-date period, the increased mix of nuclear generation lowered fuel costs. Nuclear operating costs were lower in the third quarter of 1999, compared to the third quarter of 1998, reflecting lower costs at Beaver Valley Unit 1. Other operating costs were higher in the first nine months of 1999, compared to the same period in 1998, primarily due to higher customer and sales expenses, including expenditures for energy marketing programs and information system requirements, and increased employee benefit costs.

          The provision for depreciation and amortization increased in the third quarter of 1999, compared to the third quarter of 1998, as a result of increases in the amortization of regulatory assets related to the Penn rate restructuring plan that began in 1999. For the first nine months of 1999, the increase in amortization expense was substantially offset by lower depreciation expense related to the reduction in the nuclear plant investments at the end of June 1998. This reduction was the result of an extraordinary charge discussed above. General taxes increased for both the third quarter and nine-month periods of 1999, compared to the same periods in 1998, primarily due to increases in the gross receipts tax, Ohio property tax and payroll taxes.

Capital Resources and Liquidity
------------------------------

          Penn has continuing cash requirements for planned capital expenditures. During the fourth quarter of 1999, capital requirements for property additions and capital leases are expected to be about $18 million, including $1 million for nuclear fuel. Penn has additional cash requirements of approximately $487,000 to meet requirements for maturing long-term debt during the fourth quarter of 1999. These requirements are expected to be satisfied with internal cash.

          As of September 30, 1999, Penn had approximately $16.4 million of cash and temporary investments and no short-term indebtedness. In addition, Penn has $2 million available from an unused bank facility, which may be borrowed for up to several days at the bank's discretion. Under its first mortgage indenture, as of September 30, 1999, Penn would have been permitted to issue at least $120 million of additional first mortgage bonds on the basis of bondable property additions and retired bonds.

Regulatory Matters
------------------

          All regulatory approvals have been received for the transfer of generating assets between FirstEnergy and Duquesne, which is intended to be a tax-free asset exchange. When completed in December 1999, the transaction will provide FirstEnergy with exclusive ownership and operating control of all generating assets that are currently jointly owned and operated under the CAPCO agreement (see Note 2, "Pending Exchange of Assets").

Environmental Matters
---------------------

          In September 1999, FirstEnergy received, and subsequently in October 1999, Penn received a citizen suit notification letter from the New York Attorney General's office alleging Clean Air Act violations at the W. H. Sammis Plant. FirstEnergy believes the Sammis Plant is in full compliance with the Clean Air Act, but cannot predict whether New York will nonetheless file a lawsuit.

          On November 3, 1999, the EPA issued Notices of Violation
(NOV) or a Compliance Order to eight utilities covering 32 power plants, including the Sammis Plant. In addition, the U.S. Department of Justice filed seven civil complaints against various investor-owned utilities, which included a complaint against Penn in the U.S. District Court for the Southern District of Ohio. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. FirstEnergy believes the NOV and complaint are without merit. However, FirstEnergy is unable to predict the outcome of this litigation. Criminal penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. It is anticipated at this time that the Sammis Plant will continue to operate while the matter is being decided.

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

          Penn is committed to taking appropriate actions to eliminate or lessen negative effects of the Year 2000 issue on its operations. Penn has completed an inventory of all computer systems and hardware including equipment with embedded computer chips, has determined which systems need to be converted or replaced to become Year 2000-ready and has completed the remediation of all mission critical systems and equipment. Based on results of its remediation and testing efforts, Penn filed documents with the North American Electric Reliability Council, Nuclear Regulatory Commission and PPUC that as of June 30, 1999 its generation, transmission, and distribution systems were ready to serve customers in the year 2000.

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

          Penn has contacted all its key suppliers and does not anticipate any service interruptions with them based on the information they have provided. Further, Penn has reviewed its stocking levels of critical supplies and has determined the appropriate stocking levels to maintain approaching the year 2000. Penn has initiated actions to ensure that these materials are at the required levels consistent with the assumptions in its contingency plan.

          Penn has completed the development of formal contingency plans in all mission critical areas to establish procedures to be followed in handling unlikely events which could impact the provision of electric service to its customers.

          Penn uses both internal and external resources to reprogram and/or replace and test its software for Year 2000 modifications. Of the $4.8 million total project cost, approximately $3.5 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements because the Year 2000 solution comprises only a portion of the benefits resulting from the system replacements. The remaining $1.3 million will be expensed as incurred. As of September 30, 1999, Penn had spent $3.4 million for Year 2000 capital projects and had expensed approximately $1.0 million for Year 2000-related maintenance activities. Penn's total Year 2000 project cost, as well as its estimates of the time needed to complete remedial efforts, are based on currently available information and do not include the estimated costs and time associated with the impact of third party Year 2000 issues.

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

PART II.  OTHER INFORMATION
---------------------------

Item 1.	Legal Proceedings
       -----------------

       On November 3, 1999, the EPA issued Notices of Violation (NOV) or a Compliance Order to eight utilities covering 32 power plants, including the Sammis Plant. In addition, the U.S. Department of Justice filed seven civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. FirstEnergy believes the NOV and complaint are without merit. However, FirstEnergy is unable to predict the outcome of this litigation. Criminal penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. It is anticipated at this time that the Sammis Plant will continue to operate while the matter is being decided.


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



November 12, 1999



                                 FIRSTENERGY CORP.
                                 -----------------
                                    Registrant

                                OHIO EDISON COMPANY
                                -------------------
                                    Registrant

                              THE CLEVELAND ELECTRIC
                              ----------------------
                               ILLUMINATING COMPANY
                               --------------------
                                    Registrant

                             THE TOLEDO EDISON COMPANY
                             -------------------------
                                    Registrant


                              /s/  Harvey L. Wagner
                          -----------------------------
                                   Harvey L. Wagner
                                      Controller
                             Principal Accounting Officer


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