Form 10-K
period 1999-12-31
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 2000-03-29
CIK 1031296, 20947, 73960, 77278, 352049

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549
                               FORM 10-K

(Mark One)

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1999
                                  OR
        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from             to
                                 -----------    -----------




Commission      Registrant; State of Incorporation;    I.R.S. Employer
File Number       Address; and Telephone Number        Identification No.
-----------     -----------------------------------   ------------------

333-21011       FIRSTENERGY CORP.                        34-1843785
                (An Ohio Corporation)
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402


1-2578          OHIO EDISON COMPANY                      34-0437786
                (An Ohio Corporation)
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402


1-2323          THE CLEVELAND ELECTRIC ILLUMINATING      34-0150020
                COMPANY
                (An Ohio Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402


1-3583          THE TOLEDO EDISON COMPANY                34-4375005
                (An Ohio Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402


1-3491          PENNSYLVANIA POWER COMPANY               25-0718810
                (A Pennsylvania Corporation)
                1 East Washington Street
                P. O. Box 891
                New Castle, PA 16103
                Telephone (412)652-5531

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                   None


          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.   (X)
                                        ---

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes (X) No ( )
    ---    ---

          State the aggregate market value of the voting stock held by non-affiliates of the registrant: $4,238,859,520 as of March 10, 2000. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                          OUTSTANDING
                  CLASS                                AT MARCH 24, 2000
                  -----                                -----------------

     FirstEnergy Corp., $.10 par value                    231,119,841
     Ohio Edison Company, $9 par value                            100
     The Cleveland Electric Illuminating Company,
      no par value                                         79,590,689
     The Toledo Edison Company, $5 par value               39,133,887
     Pennsylvania Power Company, $30 par value              6,290,000

FirstEnergy Corp. is the sole holder of Ohio Edison Company, The Cleveland Electric Illuminating Company and The Toledo Edison Company common stock; Ohio Edison Company is the sole holder of Pennsylvania Power Company common stock.


Documents incorporated by reference (to the extent indicated herein):

                                               PART OF FORM 10-K INTO WHICH
                DOCUMENT                          DOCUMENT IS INCORPORTED
                --------                       ----------------------------

FirstEnergy Corp. Annual Report to
Stockholders for the fiscal year ended
December 31, 1999 (Pages 16-47)                           Part II

Proxy Statement for 2000 Annual Meeting
of Stockholders to be held April 27, 2000                 Part III

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of Each Exchange
     Registrant          Title of Each Class            on Which Registered
     ----------    --------------------------------   -----------------------

FirstEnergy Corp.  Common Stock, $.10 par value       New York Stock Exchange

Ohio Edison
 Company           Cumulative Preferred Stock,
                   $100 par value
                          3.90% Series                All series registered
                          4.40% Series                on New York Stock
                          4.44% Series                Exchange and Chicago
                          4.56% Series                Stock Exchange


                   Cumulative Preferred Stock,
                   $25 par value
                          7.75% Series                Registered on New York
                                                      Stock Exchange and
                                                      Chicago Stock Exchange

The Cleveland      Cumulative Serial Preferred
Electric           Stock, without par value:
Illuminating              $7.40 Series A              All series registered
Company                   $7.56 Series B              on New York Stock
                          Adjustable Rate, Series L   Exchange


                          Depository Shares:
                            1993 Series A, each       New York Stock Exchange
                            share representing
                            1/20 of a share of
                            Serial Preferred Stock,
                            $42.40 Series T (without
                            par value)

The Toledo Edison  Cumulative Preferred Stock, par
Company            value $100 per share:
                          4-1/4% Series               All series registered
                          8.32%  Series               on American Stock
                          7.76%  Series               Exchange
                            10%  Series

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

                   First Mortgage Bonds:
                          8% Series due 2003          All series registered
                                                      on New York Stock
                                                      Exchange

Pennsylvania       Cumulative Preferred Stock,
Power              $100 par value:
Company                   4.24% Series                All series registered
                          4.25% Series                on Philadelphia Stock
                          4.64% Series                Exchange, Inc.


    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: (Cont'd)


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








                                  FORM 10-K

                           TABLE OF CONTENTS

                                                                       Page
                                                                       ----
Part I

    Item  1.  Business                                                   1
                The Company                                              1
                Utility Regulation                                       1
                  PUCO Rate Matters                                      2
                  PPUC Rate Matters                                      3
                  FERC Rate Matters                                      3
                  Fuel Recovery Procedures                               4
                Capital Requirements                                     4
                Central Area Power Coordination Group                    6
                Nuclear Regulation                                       6
                Nuclear Insurance                                        7
                Environmental Matters                                    7
                  Air Regulation                                         8
                  Water Regulation                                       9
                  Waste Disposal                                         9
                  Summary                                                9
                Fuel Supply                                             10
                System Capacity and Reserves                            10
                Regional Reliability                                    11
                Competition                                             11
                Research and Development                                11
                Executive Officers                                      11

    Item  2.  Properties                                                13

    Item  3.  Legal Proceedings                                         14

    Item  4.  Submission of Matters to a Vote of Security Holders       14

Part II

    Item  5.  Market for Registrant's Common Equity and Related
              Stockholder Matters                                       14

    Item  6.  Selected Financial Data                                   14

    Item  7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       14

    Item  8.  Financial Statements and Supplementary Data               15

    Item  9.  Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure                       15

Part III

    Item 10.  Directors and Executive Officers of the Registrant        15

    Item 11.  Executive Compensation                                    15

    Item 12.  Security Ownership of Certain Beneficial Owners and
              Management                                                15

    Item 13.  Certain Relationships and Related Transactions            15

Part IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                               16

                                  PART 1

ITEM 1. BUSINESS

The Company

          FirstEnergy Corp. (Company) was organized under the laws of the State of Ohio in 1996 and became a holding company on November 8, 1997 in connection with the merger of Ohio Edison Company (OE) and Centerior Energy Corporation (Centerior). The Company's principal business is the holding, directly or indirectly, of all of the outstanding common stock of its four principal electric utility operating subsidiaries, OE, The Cleveland Electric Illuminating Company (CEI), Pennsylvania Power Company (Penn) and The Toledo Edison Company (TE). These utility subsidiaries are referred to throughout as "Companies." The Company's consolidated revenues are primarily derived from electric service provided by its utility operating subsidiaries and the revenues of its other principal subsidiaries: FirstEnergy Services Corp. (FE Services), FirstEnergy Facilities Services Group, LLC. (FE Facilities); FirstEnergy Trading Services, Inc. (FETS), and MARBEL Energy Corporation (MARBEL). In addition, the Company holds all of the outstanding common stock of five other direct subsidiaries: FirstEnergy Properties, Inc., FirstEnergy Ventures, Corp., FirstEnergy Nuclear Operating Co. (FENOC), American Transmission Systems, Inc., and FirstEnergy Securities Transfer Company.

          The Companies' combined service areas encompass approximately 13,200 square miles in central and northern Ohio and western Pennsylvania. The areas they serve have combined populations of approximately 5.8 million.

          OE was organized under the laws of the State of Ohio in 1930 and owns property and does business as an electric public utility in that state. OE also has ownership interests in certain generating facilities located in the Commonwealth of Pennsylvania. OE furnishes electric service to communities in a 7,500 square mile area of central and northeastern Ohio. It also provides transmission services and electric energy for resale to certain municipalities in OE's service area and transmission services to certain rural cooperatives. OE also engages in the sale, purchase and interchange of electric energy with other electric companies. The area it serves has a population of approximately 2.7 million.

          OE owns all of the outstanding common stock of Penn, a Pennsylvania corporation, which furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. Penn also provides transmission services and electric energy for resale to certain municipalities in Pennsylvania. The area served by Penn has a population of approximately 0.4 million.

          CEI was organized under the laws of the State of Ohio in 1892 and does business as an electric public utility in that state. It also has ownership interests in certain generating facilities in Pennsylvania. CEI furnishes electric service in an area of approximately 1,700 square miles in northeastern Ohio, including the City of Cleveland. The area CEI serves has a population of approximately 1.9 million.

          TE was organized under the laws of the State of Ohio in 1901 and does business as an electric public utility in that state. It also has ownership interests in certain generating facilities in Pennsylvania. TE furnishes electric service in an area of approximately 2,500 square miles in northwestern Ohio, including the City of Toledo. The area TE serves has a population of approximately 0.8 million.

          FE Services was organized under the laws of the State of Ohio in 1997 and offers energy-related products and services primarily on a regional basis. FE Services has one subsidiary, Penn Power Energy, Inc. (a Pennsylvania corporation) which provides electric generation services and other energy services to Pennsylvania customers under Pennsylvania's deregulated environment. FE Facilities is the parent company of eleven direct subsidiaries, which are heating, ventilating, air conditioning and energy management companies. FETS, which was organized as a corporation in Delaware in 1995, acquires and arranges for the delivery of electricity and natural gas to FE Services' retail customers. MARBEL, which was acquired by the Company in June 1998, is a company whose subsidiaries include Marbel HoldCo, Inc. a holding company which has a 50% ownership in Great Lakes Energy Partners, LLC, an oil and natural gas exploration and production venture and other subsidiaries owning interests in natural gas distribution and transmission facilities.

Utility Regulation

          The Companies are subject to broad regulation as to rates and other matters by the Public Utilities Commission of Ohio (PUCO) and the Pennsylvania Public Utility Commission (PPUC). With respect to their wholesale and interstate electric operation and rates, the Companies are subject to regulation, including regulation of their accounting policies and practices, by the Federal Energy Regulatory Commission (FERC). Under Ohio law, municipalities may regulate rates, subject to appeal to the PUCO if not acceptable to the utility.

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

        PUCO Rate Matters

          The PUCO approved OE's Rate Reduction and Economic Development Plan in 1995 and a Rate Reduction and Economic Development Plan for CEI and TE in January 1997. These plans were designed to enhance and accelerate economic development within the Companies' Ohio service areas and to assure the Companies' customers in those service areas of long-term competitive pricing for energy services.

          These plans were to maintain current base electric rates for OE, CEI and TE through December 31, 2005, unless additional revenues were needed to recover the costs of changes in environmental, regulatory or tax laws or regulations. At the end of the plan periods, OE base rates were to be reduced by $300 million (approximately 20 percent below current levels) and CEI and TE base rates were to be reduced by a combined $310 million (approximately 15 percent below current levels). As part of these plans, transition rate credits were implemented for customers, which are expected to reduce operating revenues for OE by approximately $600 million and CEI and TE by approximately $391 million during the plan period. The plans also established revised fuel recovery rate formulas which eliminated the automatic pass-through of fuel costs to their retail customers (see "Fuel Recovery Procedures").

          In July 1999, Ohio's new electric utility restructuring legislation, which will allow Ohio electric customers to select their generation suppliers beginning January 1, 2001, was signed into law. Among other things, the new law provides for a 5% reduction on the generation portion of residential customers' bills and the opportunity to recover transition costs, including regulatory assets, from January 1, 2001 through December 31, 2005. The period for the recovery of regulatory assets only can be extended up to December 31, 2010. The PUCO was authorized to determine the level of transition cost recovery, as well as the recovery period for the regulatory assets portion of those costs, in considering each Ohio electric utility's transition plan application.

          The Company, on behalf of its Ohio electric utility operating companies -- OE, CEI and TE -- on December 22, 1999 refiled its transition plan under Ohio's new electric utility restructuring law. The plan was originally filed with the PUCO on October 4, 1999, but was refiled to conform to PUCO rules established on November 30, 1999. The new filing also included additional information on the Company's plans to turn over control, and perhaps ownership, of its transmission assets to the Alliance Regional Transmission Organization. The PUCO indicated that it will endeavor to issue its order in the Company's case within 275 days of the initial October filing date.

          The transition plan itemizes, or unbundles, the current price of electricity into its component elements - including generation, transmission, distribution and transition charges. As required by the PUCO's rules, the Company's filing also included its proposals on corporate separation of its regulated and unregulated operations, operational and technical support changes needed to accommodate customer choice, an education program to inform customers of their options under the law, and how the Company's transmission system will be operated to ensure access to all users. Under the plan, customers who remain with OE, CEI, or TE as their generation provider will continue to receive savings under the Company's rate plans, expected to total $759 million between 2000 and 2005. In addition, customers will save $358 million through reduced charges for taxes and the 5% reduction in the price of generation for residential customers beginning January 1, 2001. Customer prices are expected to be frozen through a five-year market development period (2001-2005), except for certain limited statutory exceptions including the 5% reduction in the price of generation for residential customers. The plan proposes recovery of generation-related transition costs of approximately $1.8 billion ($1.6 billion, net of deferred income taxes), $1.9 billion ($1.7 billion, net of deferred income taxes) and $0.8 billion ($0.7 billion, net of deferred income taxes) for OE, CEI and TE, respectively, over the market development period; transition costs related to regulatory assets aggregating approximately $1.5 billion ($1.0 billion, net of deferred income taxes), $1.9 billion ($1.4 billion, net of deferred income taxes) and $0.8 billion ($0.5 billion, net of deferred income taxes) for OE, CEI and TE, respectively, will be recovered over the period of 2001 through 2004 for OE; 2001 through 2007 for TE; and 2001 through 2010 for CEI.

          The PUCO indicated that it will endeavor to issue its order related to the transition plan filing by mid-2000. The application of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effect of Certain Types of Regulation" (SFAS 71) to OE's generation business and the nonnuclear generation businesses of CEI and TE will be discontinued at that time. If the transition plans ultimately approved by the PUCO for OE, CEI and TE do not provide adequate recovery of their nuclear generating unit investments and regulatory assets, there would be a charge to earnings which could have a material adverse effect on the results of operations and financial condition for the Company, OE, CEI and TE. The Companies will continue to bill and collect cost-based rates for their transmission and distribution services, which will remain regulated; accordingly, it is appropriate that the Companies continue the application of SFAS 71 to those respective operations after December 31, 2000.

          All of OE's regulatory assets and CEI's and TE's regulatory assets related to their nonnuclear operations are being recovered under provisions of the regulatory plans currently in effect. In addition, the PUCO has authorized OE to recognize additional capital recovery related to its generating assets (which is reflected as additional depreciation expense) and additional amortization of regulatory assets during the plan period of at least $2 billion more than the amount that would have been recognized if OE's plan were not in effect. These additional amounts are being recovered through current rates. CEI and TE recognized fair value purchase accounting adjustments to reduce nuclear plant by $1.71 billion and $.84 billion, respectively, in connection with the FirstEnergy merger. These fair value adjustments recognized for financial reporting purposes will ultimately satisfy the asset reduction commitments of at least $1.4 billion for CEI and $0.6 billion for TE contained in the CEI and TE plan. For regulatory purposes, CEI and TE will recognize the accelerated amortization over the period that their rate plan is in effect.

          Based on the Ohio plans, at this time, OE, CEI and TE are continuing to bill and collect cost-based rates (with the exception of CEI's and TE's nuclear operations) and they continue the application of SFAS 71 to those respective operations. CEI's and TE's plan does not provide for full recovery of their nuclear operations. As a result, in October 1997 CEI and TE discontinued application of SFAS 71 for their nuclear operations and decreased their regulatory assets of customer receivables for future income taxes related to the nuclear assets by $499 million and $295 million, respectively, in addition to the fair value adjustments referred to above.

        PPUC Rate Matters

          In December 1996, Pennsylvania enacted "The Electricity Generation Customer Choice and Competition Act," which permitted customers, including Penn's customers, to choose their electric generation supplier, while transmission and distribution services will continue to be supplied by their current providers. In June 1998, the PPUC authorized a rate-restructuring plan for Penn in accordance with this law, which essentially resulted in the deregulation of Penn's generation business as of June 30, 1998. Penn was required to remove from its balance sheet all regulatory assets and liabilities related to its generation business and assess all other assets for impairment. The Securities and Exchange Commission (SEC) issued interpretive guidance regarding asset impairment measurement which concluded that any supplemental regulated cash flows such as a competitive transition charge (CTC) should be excluded from the cash flows of assets in a portion of the business not subject to regulatory accounting practices. If those assets are impaired, a regulatory asset should be established if the costs are recoverable through regulatory cash flows. Consistent with the SEC guidance, Penn reduced its nuclear generating unit investments by approximately $305 million, of which approximately $227 million was recognized as a regulatory asset to be recovered through a CTC over a seven-year transition period; the remaining net amount of $78 million was written off. The charge of $51.7 million ($30.5 million after income taxes) for discontinuing the application of SFAS 71 to Penn's generation business was recorded as a 1998 extraordinary item on the Company's, OE's and Penn's respective Statement of Income.

          Customer choice is being phased in over three years with 66% of each customer class able to choose alternative suppliers of generation by January 2, 2000, and all remaining customers having choice as of January 1, 2001. Under the plan, Penn continues to deliver power to homes and businesses through its transmission and distribution systems, which remain regulated by the PPUC. Penn's rates have been restructured to establish separate charges for transmission and distribution; generation, which is subject to competition; and stranded cost recovery. In the event customers obtain power from an alternative source, the generation portion of Penn's rates will be excluded from their bill and the customers will receive a generation charge from the alternative supplier. The stranded cost recovery portion of rates provides for recovery of certain amounts not otherwise considered recoverable in a competitive generation market, including regulatory assets. Penn is entitled to recover $236 million of stranded costs through a competitive transition charge that started in 1999 and ends in 2006.

        FERC Rate Matters

          Rates for wholesale customers are regulated by the FERC. The FirstEnergy merger was approved by the FERC on October 29, 1997, and the Companies have operated as a single utility system since December 1997. An open access transmission tariff and joint dispatch agreement for the FirstEnergy system submitted with the merger application were approved by the FERC on February 9, 2000. The current FirstEnergy open access rates were approved by the FERC on March 16, 2000.

          In October 1998, the Company announced plans to transfer the Companies' transmission assets into a new subsidiary, American Transmission Systems, Inc. (ATSI), with the transfer expected to be finalized in 2000. The new subsidiary represents a first step toward the goal of establishing or becoming part of a larger independent transmission company (TransCo). The Company believes that a TransCo better addresses the FERC's stated transmission objectives of providing non-discriminatory service, while providing for streamlined and cost-efficient operation. On October 27, 1999, the FERC approved the plan to transfer the Company's transmission assets to ATSI. The PUCO approved the transfer in February 2000. PPUC and SEC regulatory approvals are also required. The new subsidiary represents a first step toward the goal of establishing or becoming part of a larger independent, regional transmission organization (RTO). In working toward that goal, the Company joined with four other companies -- American Electric Power, Consumers Energy, Detroit Edison and Virginia Power -- to form the Alliance RTO. On June 3, 1999, the Alliance submitted an application to the FERC to form an independent, for profit RTO. On December 15, 1999, the FERC issued an order conditionally approving the Alliance's application.

        Fuel Recovery Procedures

          In accordance with their respective rate plans, OE's, CEI's and TE's fuel recovery rates have been frozen, subject only to limited periodic adjustments. The respective rates are adjusted annually based on changes in the GDP Implicit Price Deflator, unless significant changes in environmental, regulatory or tax laws or regulations increase or decrease the cost of fuel. Such changes in laws, regulations and/or taxes would require PUCO approval in order to be reflected as an adjustment to the Electric Fuel Component (EFC) rate.

          Furthermore, for the period July 1, 1999 through June 30, 2000, the OE EFC rate is limited to the average fuel cost rate of certain utilities within the state. Commencing July 1, 2000, the OE EFC rate will be limited to 97% of the average fuel cost rate of three of these companies. The average fuel cost rate for these three utilities may be adjusted by the PUCO to reflect any significant changes in the Phase II environmental compliance plans of such companies involving capital additions or equipment utilization.

          On March 1, 2000, the respective EFC rates in effect for CEI and TE were reduced to reflect the elimination of annual fixed charges related to a Bruce Mansfield Plant coal supply contract (see "Fuel Supply"), which amounts to $13.96 million for CEI and $8.74 million for TE. The resulting reduced EFC rates will be used as the basis for the annual GDP adjustment, but, in no event, would either company's annual EFC rate exceed 1.465 cents per kWh during the rate plan period.

          Under the Ohio deregulation legislation the EFC will be repealed effective with the beginning of the market development period on January 1, 2001. The unbundled retail electric rates for OE, CEI and TE during the market development period will reflect the respective EFC rates in effect when the legislation was effective in 1999.

          Under its 1996 plan, Penn eliminated its energy cost rate for the recovery of fuel and net purchased power costs as a separate component of customer charges. Energy costs were rolled into Penn's base electric rates at their projected 1996-1997 level.

Capital Requirements

          Capital expenditures for the Company and its subsidiaries for the years 1999 through 2004, excluding nuclear fuel, are shown on the following table. Such costs include expenditures for the betterment of existing facilities and for the construction of generating capacity, transmission lines, distribution lines, substations and other additions. See "Environmental Matters" below with regard to possible environment-related expenditures not included in the forecast.

                        1999      2000-2004 Capital Expenditures Forecast
                                  ---------------------------------------
                       Actual     2000         2001-2004            Total
                       ------     ----         ---------            -----
                                     (In millions)
  OE                    $167      $213           $  553            $  766
  Penn                    22        38              196               234
  CEI                    122       112              417               529
  TE                     107        97              162               259
  Other subsidiaries      81       190            1,022             1,212
                        ----      ----           ------            ------
  Total                 $499      $650           $2,350            $3,000



          During the 2000-2004 period, maturities of, and sinking fund requirements for, long-term debt and preferred stock of the Company and its subsidiaries are:

                                        Preferred Stock and Long-Term Debt
                                          2000-2004 Redemption Schedule
                                      ---------------------------------------
                                      2000          2001-2004          Total
                                      ----          ---------          -----
                                                  (In millions)
                OE                    $177           $  883           $1,060
                Penn                    29               81              110
                CEI                    209              780              989
                TE                      76              505              581
                Other subsidiaries       3               10               13
                                      ----           ------           ------
                Total                 $494           $2,259           $2,753


          OE's and Penn's nuclear fuel purchases are financed through OES Fuel (a wholly owned subsidiary of OE) commercial paper and loans, both of which are supported by a $180.5 million long-term bank credit agreement. CEI and TE severally lease their respective portions of nuclear fuel and pay for the fuel as it is consumed. The Companies' respective investments for additional nuclear fuel, and nuclear fuel investment reductions as the fuel is consumed, during the 2000-2004 period are presented in the following table. The table also shows the Companies' operating lease commitments, net of capital trust cash receipts for the 2000-2004 period.

                                                                                Other Net
                           Nuclear Fuel 2000-2004 Forecasts            Operating Lease Commitments
                      -----------------------------------------
                      New Investments               Consumption             2000-2004 Schedule
                  ------------------------    ------------------------    ------------------------
                  2000   2001-2004   Total    2000   2001-2004   Total    2000   2001-2004   Total
                  ----   ---------   -----    ----   ---------   -----    ----   ---------   -----
                                                  (In millions)
OE               $ 40      $ 88       $128    $ 28     $101      $129     $ 71      $286      $357
Penn               24        66         90      18       68        86       --         1         1
CEI                56       110        166      36      123       159        6        55        61
TE                 39        74        113      24       82       106       69       294       363
                 ----      ----       ----    ----     ----      ----     ----      ----      ----
Total            $159      $338       $497    $106     $374      $480     $146      $636      $782



          Short-term borrowings outstanding at December 31, 1999, consisted of $257.8 million of bank borrowings (Company - $90.0 million, OE-$162.7 and FE Facilities - $5.1) and $160.0 million of OES Capital, Incorporated commercial paper. OES Capital is a wholly owned subsidiary of OE whose borrowings are secured by customer accounts receivable. OES Capital can borrow up to $170 million under a receivables financing agreement at rates based on certain bank commercial paper. The Company and its utility operating subsidiaries also had $137 million (Company-$60 million and OE-$77 million) available under revolving lines of credit as of December 31, 1999. The Company may borrow under the facility and could transfer any of its borrowings under its $150 million line of credit to CEI and/or TE. In addition, Penn had a $2 million bank facility available that provides for borrowings on a short-term basis at the bank's discretion.

          Based on their present plans, the Companies could provide for their cash requirements in 2000 from the following sources: funds to be received from operations; available cash and temporary cash investments (approximate amounts as of December 31, 1999: Company's nonutility subsidiaries-$24 million, OE-$81 million, Penn-$6 million and CEI-$1 million); the issuance of long-term debt (for refunding purposes) and funds available under revolving credit arrangements.

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

          The coverage requirements contained in the first mortgage indentures under which the Companies issue first mortgage bonds provide that, except for certain refunding purposes, the Companies may not issue first mortgage bonds unless applicable net earnings (before income taxes), calculated as provided in the indentures, for any period of twelve consecutive months within the fifteen calendar months preceding the month in which such additional bonds are issued, are at least twice annual interest requirements on outstanding first mortgage bonds, including those being issued. Under OE's first mortgage indenture, the availability of property additions is more restrictive than the earnings test at the present time and would limit the amount of first mortgage bonds issuable against property additions to $162 million. OE is currently able to issue $833 million principal amount of first mortgage bonds against previously retired bonds without the need to meet the above restrictions. Under Penn's first mortgage indenture, other requirements also apply and are more restrictive than the earnings test at the present time. Penn is currently able to issue $114 million principal amount of first mortgage bonds, with up to $94 million of such amount issuable against property additions; the remainder could be issued against previously retired bonds. CEI and TE can issue $615 million and $367 million, respectively, principal amount of first mortgage bonds against previously retired bonds and against property additions.

          OE's, Penn's and TE's respective articles of incorporation prohibit the sale of preferred stock unless applicable gross income, calculated as provided in the articles of incorporation, is equal to at least 1-1/2 times the aggregate of the annual interest requirements on indebtedness and annual dividend requirements on preferred stock outstanding immediately thereafter. Based upon earnings for 1999 and an assumed dividend rate of 10.25%, OE would be permitted, under the earnings coverage test contained in its charter, to issue at least $1.3 billion of preferred stock. Based on its 1999 earnings, TE could issue $250 million of additional preferred stock. There are no restrictions on CEI' s ability to issue preferred stock.

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

Central Area Power Coordination Group (CAPCO)

          In September 1967, the CAPCO companies, which consisted of the Companies and Duquesne Light Company (Duquesne), announced a program for joint development of power generation and transmission facilities. Included in the program are Unit 7 at the W H Sammis Plant, Unit 5 at the Eastlake Plant, Units 1, 2 and 3 at the Bruce Mansfield Plant, Units 1 and 2 at the Beaver Valley Power Station, the Perry Nuclear Power Plant and the Davis-Besse Nuclear Power Station, each now in service.

          On March 26, 1999, the Company completed its agreements with Duquesne to exchange certain generating assets. All regulatory approvals were received by October 1999. In December 1999, Duquesne transferred 1,436 megawatts owned by Duquesne at eight CAPCO generating units in exchange for 1,328 megawatts at three non-CAPCO power plants owned by the Companies. The agreements for the exchange of assets, which was structured as a like-kind exchange for tax purposes, provides the Companies with exclusive ownership and operating control of all CAPCO generating units. The three FirstEnergy plants transferred are being sold by Duquesne to a wholly owned subsidiary of Orion Power Holdings, Inc. (Orion). The Companies will continue to operate those plants until the assets are transferred to the new owners. Duquesne funded decommissioning costs equal to its percentage interest in the three nuclear generating units that were transferred to FirstEnergy. The Duquesne asset transfer to the Orion subsidiary could take place by the middle of 2000. Under the agreements, Duquesne is no longer a participant in the CAPCO arrangements after the exchange.

Nuclear Regulation

          The construction and operation of nuclear generating units are subject to the regulatory jurisdiction of the Nuclear Regulatory Commission
(NRC) including the issuance by it of construction permits and operating licenses. The NRC's procedures with respect to the amendment of nuclear reactor operating licenses afford opportunities for interested parties to request adjudicatory hearings on health, safety and environmental issues subject to meeting NRC "standing" requirements. In this connection, the NRC may require substantial changes in operation or the installation of additional equipment to meet safety or environmental standards, subject to the backfit rule requiring the NRC to justify such new requirements as necessary for the overall protection of public health and safety. The possibility also exists for modification, denial or revocation of licenses in the event of substantial safety concerns at the nuclear facility. Davis-Besse was placed in commercial operation in 1977, and its operating license expires in 2017. Beaver Valley Unit 1 was placed in commercial operation in 1976, and its operating license expires in 2016. Perry Unit 1 and Beaver Valley Unit 2 were placed in commercial operation in 1987, and their operating licenses expire in 2026 and 2027, respectively.

          The NRC has promulgated and continues to promulgate regulations related to the safe operation of nuclear power plants. The Companies cannot predict what additional regulations will be promulgated or design changes required or the effect that any such regulations or design changes, or the consideration thereof, may have upon their nuclear plants. Although the Companies have no reason to anticipate an accident at any of their nuclear plants, if such an accident did happen, it could have a material but currently undeterminable adverse effect on the Company's consolidated financial position. In addition, such an accident at any operating nuclear plant, whether or not owned by the Companies, could result in regulations or requirements that could affect the operation or licensing of plants that the Companies do own with a consequent but currently undeterminable adverse impact, and could affect the Companies' abilities to raise funds in the capital markets.

Nuclear Insurance

          The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $9.5 billion (assuming 106 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $200 million; and (ii) $9.3 billion provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $88.1 million (but not more than $10 million per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on their present nuclear ownership and leasehold interests, the Companies' maximum potential assessment under these provisions would be $352.4 million (OE-$94.2 million, Penn-$74.0 million, CEI-$106.3 million and TE-$77.9 million) per incident but not more than $40.0 million (OE-$10.7 million, Penn-$8.4 million, CEI-$12.1 million and TE-$8.8 million) in any one year for each incident.

          In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Companies have also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Companies are members of Nuclear Electric Insurance Limited (NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Companies have policies, renewable yearly, corresponding to their respective nuclear interests, which provide an aggregate indemnity of up to approximately $1.43 billion (OE-$339 million, Penn-$367 million, CEI-$443 million and TE-$276 million) for replacement power costs incurred during an outage after an initial 12-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies' present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately $7.9 million (OE-$2.0 million, Penn-$2.3 million, CEI-$2.2 million and TE-$1.4 million).

          The Companies are insured as to their respective nuclear interests under property damage insurance provided by NEIL to the operating company for each plant. Under these arrangements, $2.75 billion of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided. The Companies pay annual premiums for this coverage and are liable for retrospective assessments of up to approximately $36.1 million (OE-$10.3 million, Penn-$7.5 million, CEI-$10.9 million and TE-$7.4 million) during a policy year.

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

Environmental Matters

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies have estimated capital expenditures for environmental compliance of approximately $292 million, which is included in the construction estimate given under "Capital Requirements" for 2000 through 2004.

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

          The Companies are in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. NOx reductions are being achieved through combustion controls and generating more electricity from lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities by May 2003. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions across a region of twenty-two states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. In March 2000, the U.S. Court of Appeals for the D.C. Circuit upheld EPA's NOx Transport Rule except as applied to the State of Wisconsin and portions of Georgia and Missouri. The Court's decision left in place a stay which delays the requirement for states to submit revised State Implementation Plans (SIP) which comply with individual state NOx budgets established by the EPA contemplating an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions. A proposed Federal Implementation Plan accompanied the NOx Transport Rule and may be implemented by the EPA in states which fail to revise their SIP. In another separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. The EPA suggests that the Section 126 petitions will be adequately addressed by the NOx Transport Program, but a December 17, 1999 rulemaking established an alternative program which would require nearly identical 85% NOx reductions at 392 utility plants, including the Companies' Ohio and Pennsylvania plants, by May 2003, in the event implementation of the NOx Transport Rule is delayed. New Section 126 petitions were filed by New Jersey, Maryland, Delaware and the District of Columbia in mid-1999 and are still under evaluation by the EPA. The Companies continue to evaluate their compliance plans and other compliance options.

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

          In September 1999, the Company received, and subsequently in October 1999, OE and Penn received, a citizen suit notification letter from the New York Attorney General's office alleging Clean Air Act violations at the W. H. Sammis Plant. In November 1999, OE and Penn received a citizen suit notification letter from the Connecticut Attorney General's office alleging Clean Air Act violations at the Sammis Plant. In November 1999 and March 2000, the EPA issued Notices of Violation (NOV) or a Compliance Order to eight utilities covering 36 power plants, including the Sammis Plant. In addition, the U.S. Department of Justice filed seven civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. On March 1, 2000, the Department of Justice added 12 additional plants owned by the other utilities to the complaints. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. Although unable to predict the outcome of this litigation, the Company believes the Sammis Plant is in full compliance with the Clean Air Act and the NOV and complaint are without merit. Penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. It is anticipated at this time that the Sammis Plant will continue to operate while the matter is being decided.

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

          CEI and TE have been named as "potentially responsible parties"
(PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued a liability totaling $5.4 million at December 31, 1999 based on estimates of the costs of cleanup and the proportionate responsibility of other PRPs for such costs. CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

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

Fuel Supply

          The Companies' sources of generation during 1999 were:

                      Coal           Nuclear
                      ----           -------
          OE         75.2%            24.8%
          Penn       61.1%            38.9%
          CEI        59.0%            41.0%
          TE         42.3%            57.7%


          The Company currently has long-term coal contracts which will provide approximately 6,300,000 tons for the year 2000. The contracts are shared between the Companies based on various economic considerations and the coal is produced primarily from mines located in Pennsylvania, Kentucky and West Virginia. The contracts expire at various times through December 31, 2004.

          The Companies estimate their 2000 coal requirements to be approximately 17,950,000 tons (OE - 8,420,000, Penn - 1,160,000, CEI -
6,030,000, and TE - 2,340,000). See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

          OES Fuel is the sole lessor for OE's and Penn's nuclear fuel requirements (see "Capital Requirements" and Note 3G of Notes to OE's Consolidated Financial Statements). Nuclear fuel is currently financed for CEI and TE through leases with a special-purpose corporation.

          The Company has contracts for uranium material through 2002 and conversion services through 2002. The enrichment services are contracted for the majority of the enrichment requirements for nuclear fuel through 2005. Fabrication services for fuel assemblies are contracted for the next four reloads for Beaver Valley Unit 1, three reloads for Beaver Valley Unit 2 (through approximately 2006 and 2005, respectively), the next four reloads for Davis-Besse (through approximately 2005) and through the life of the plant for Perry (through approximately 2026). In addition to the existing commitments, the Company intends to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, and waste disposal services.

          Due to the present lack of availability of domestic reprocessing services, to the continuing absence of any program to begin development of such reprocessing capability and questions as to the economics of reprocessing, nuclear fuel costs are calculated based on the assumption that spent fuel will not be reprocessed. On-site spent fuel storage facilities are expected to be adequate for Perry through 2011; facilities at Beaver Valley Units 1 and 2 are expected to be adequate through 2018 and 2009, respectively. After scheduled plant modifications are completed in 2002, Davis-Besse will have adequate storage through 2022. After on-site storage capacity is exhausted, additional storage capacity will have to be obtained which could result in significant additional costs unless reprocessing services, interim off-site disposal, or permanent waste disposal facilities become available. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities; however, the selection of a suitable site has become embroiled in the political process. The Company has contracts with the U.S. Department of Energy (DOE) for the disposal of spent fuel. On December 17, 1996, the DOE notified the Companies that it would be unable to begin acceptance of spent fuel for disposal by January 31, 1998 as mandated by Section 302(a)(5)(B) of the Nuclear Waste Policy Act (NPA). Based on the DOE schedule published in the July 1999 Draft Environmental Impact Statement, the Yucca Mountain Repository is currently projected to start receiving spent fuel in 2010.

System Capacity and Reserves

          The respective 1999 net maximum hourly demand on each of the Companies was OE-5,750,000 kilowatts (kW) (including 301,000 kW of firm power sales which extend through 2005 as discussed under "Competition") on July 30, 1999; Penn-905,000 kW (including 63,000 kW of firm power sales which extend through 2005 as discussed under "Competition") on September 2, 1999; CEI-4,451,000 kW (including 18,000 kW of firm power sales which extend through 2002 as discussed under "Competition") on July 30, 1999; and TE-2,085,000 kW on July 30, 1999.

          During the next three years, twelve combustion turbines (CT) are scheduled to be added to the FirstEnergy system. The timing of the capacity additions is: three CTs (390 MW) in 2000; five CTs (425 MW) in 2001; and four CTs (340 MW) in 2002. Based on existing capacity plans, the load forecast made in November 1999, and anticipated term power sales to other utilities, the capacity margin anticipated for the year 2000 is 13%. With the start of electric utility industry deregulation in Ohio in 2001, the Company's risk management strategy with respect to power supply is addressing existing capacity, new capacity additions, retail risk products such as interruptible contracts and demand-side management options, and financial hedges such as call options, futures and forwards.

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

Competition

          The Companies have traditionally competed with other utilities for intersystem bulk power sales and for sales to municipalities and cooperatives. The Companies compete with suppliers of natural gas and other forms of energy in connection with their industrial and commercial sales and in the home climate control market, both with respect to new customers and conversions, and with all other suppliers of electricity. To date, there has been no substantial cogeneration by the Companies' customers.

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

          As a result of the actions taken by state legislative bodies over the last few years, major changes in the retail utility business are now occurring in some parts of the United States, including states in which the Company's utility companies operate. Although it is too early to accurately predict all of the effects of the changes that are beginning to take place in the retail energy market, it is anticipated that these changes will result in fundamental alterations in the way traditional integrated utilities and holding company systems, like FirstEnergy, conduct their business. These changes will likely result in increased costs associated with utility unbundling and transitioning to new organizational structures and ways of conducting business.

          Sales of electricity in these deregulated markets are diversifying the Company's revenue sources through its competitive subsidiaries in areas outside of its traditional native load. This strategy has positioned the Company to compete in the northeast quadrant of the United States - the region targeted by the Company for growth. The Company's competitive subsidiaries have actively participated in three of the deregulated energy markets: Pennsylvania, New Jersey and Delaware. Currently, FE Services is providing electric generation to more than 20,000 accounts within these states. As additional states within the northeast region of the United States become deregulated, FE Services is preparing to enter into these markets.

Research and Development

          The Companies participate in funding the Electric Power Research Institute (EPRI), which was formed for the purpose of expanding electric research and development under the voluntary sponsorship of the nation's electric utility industry - public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generating, delivery, energy management and conservation, environment effects and energy analysis. The major portion of EPRI research and development projects is directed toward practical solutions and their applications to problems currently facing the electric utility industry. In 1999, approximately 60% of the Companies' research and development expenditures were related to EPRI.

Executive Officers

          The executive officers are elected at the annual organization meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

                               Position Held During
    Name         Age              Past Five Years                   Dates
    ----         ---   -------------------------------------     -----------
H. P. Burg       53    Chairman of the Board and Chief
                        Executive Officer                        2000-present
                       President and Chief Executive Officer     1999-2000
                       President and Chief Operating Officer     1998-1999
                       President and Chief Financial Officer     1997-1998
                       President, Chief Operating Officer and
                        Chief Financial Officer-OE               1996-1997
                       Senior Vice President and Chief
                        Financial Officer-OE                     *-1996

A. J. Alexander  48    President                                 2000-present
                       Executive Vice President and
                        General Counsel                          1997-2000
                       Senior Vice President and General
                        Counsel-OE                               *-1997

E. T. Carey      57    Vice President - Distribution             1997-present
                       Vice President - Regional Operations
                        and Customer Service-OE                  1995-1997
                       Vice President - Marketing and
                        Customer Service Support-OE              *-1995

M. B. Carroll    48    Vice President - Corporate Affairs        1997-present
                       Manager - Sandusky Area-OE                *-1997

K. W. Dindo      50    Vice President - Energy Services          1998-present
                       Vice President and Controller -
                        Caliber System, Inc.                     *-1998

D. S. Elliott    45    Vice President - Sales and Marketing      1997-present
                       Manager - FirstEnergy Services - OE       1997
                       Manager - Eastern Division - OE           1996-1997
                       Manager - Youngstown Division - OE        *-1996

A. R. Garfield   61    Senior Vice President                     2000-present
                       Vice President - Business Development     1997-2000
                       Vice President - System Operations - OE   *-1997

J. A. Gill       63    Senior Vice President - Administrative
                        Services                                 1998-present
                       Vice President - Administrative Services  1997-1998
                       Vice President - Administration - OE      *-1997

R. H. Marsh      49    Vice President and Chief Financial
                        Officer                                  1998-present
                       Vice President - Finance                  1997-1998
                       Treasurer - OE                            *-1997

G. L. Pipitone   50    Vice President - Fossil Production        1997-present
                       Vice President - Generation and
                        Transmission - OE                        1996-1997
                       Manager - Akron Division - OE             *-1996

S. F. Szwed      47    Vice President - Transmission             1997-present
                       Vice President - Engineering & Planning
                        - Centerior Service Company              1995-1997
                       Director - System Planning & Operations
                        - Centerior Service Company              *-1995

L. L. Vespoli    40    Vice President and General Counsel        2000-present
                       Associate General Counsel                 1997-2000
                       Senior Attorney - OE                      1995-1997
                       Attorney - OE                             *-1995

N. C. Ashcom     52    Corporate Secretary                       1997-present
                       Secretary - OE                            *-1997

T. C. Navin      42    Treasurer                                 1998-present
                       Assistant Treasurer                       1998-1998
                       Director, Treasury Services               1998-1998
                       Director, Asset Strategy                  1997-1998
                       Staff Business Analyst - OE               1997-1997
                       Senior Business Analyst - OE              1995-1997
                       Senior Planning Analyst - OE              *-1995

H. L. Wagner     47    Controller                                1997-present
                       Comptroller - OE                          *-1997

Except for H. P. Burg, A. J. Alexander, M. B. Carroll, K. W. Dindo and D. S. Elliott, the officers above hold the same office for FirstEnergy, OE, CEI and TE.
Except for R. Joseph Hrach holding the office of President and J. A. Gill and
A. R. Garfield holding the offices of Vice President, and except for H. P. Burg, A. J. Alexander, M. B. Carroll, K. W. Dindo and D. S. Elliott, the officers above hold the same offices for Penn.

* Indicates position held at least since January 1, 1995.

          At December 31, 1999, the Company's nonutility subsidiaries and the Companies had a total of 13,461 employees consisting of the following:
Company - 1,942, OE - 1,839, CEI - 1,694, TE - 977, Penn - 895, FE Services -
409, FENOC - 2,278, FE Facilities - 3,383 and MARBEL - 44 employees.

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

          The Companies own, individually or together as tenants in common, and/or lease, the generating units in service as of March 1, 2000, shown on the table below.

                                    Net
                               Demonstrated
                               Capacity (MW)
                               -------------
                                                   OE                 Penn                CEI                    TE
                                              -------------        -----------        -------------        --------------
                         Unit      Total      %          MW        %        MW        %          MW        %           MW
                         ----      -----     ---         --       ---       --       ---         --       ---          --
Plant - Location
----------------
Coal-Fired Units
----------------

Ashtabula-             5,7,8,9       376        --        --        --       --    100.00%        376        --         --
  Ashtabula, OH
Bay Shore-               1-4         631        --        --        --       --        --          --    100.00%       631
  Toledo, OH
R. E. Burger-            3-5         406    100.00%      406        --       --        --          --        --         --
  Shadyside, OH
Eastlake-Eastlake, OH    1-5       1,233        --        --        --       --    100.00%      1,233        --         --
Lakeshore-                18         245        --        --        --       --    100.00%        245        --         --
  Cleveland, OH
B. Mansfield-              1         780     60.00%      468     33.50%     261      6.50%(b)      51        --         --
  Shippingport, PA         2         780     43.06%      336      9.36%      73     30.28%(b)     236     17.30%(b)    135
                           3         800     49.34%      395      6.28%      50     24.47%(b)     196     19.91%(b)    159
W. H. Sammis-            1-6       1,620    100.00%    1,620        --       --        --          --        --         --
  Stratton, OH             7         600     48.00%      288     20.80%     125     31.20%        187        --         --
                                  ------               -----              -----                 -----                -----
    Total                          7,471               3,513                509                 2,524                  925
                                  ------               -----              -----                 -----                -----

Nuclear Units
-------------
Beaver Valley-             1         810     35.00%      283     65.00%     527        --          --        --         --
  Shippingport, PA         2         820     41.88%(a)   343     13.74%     113     24.47%        201     19.91%(c)    163
Davis-Besse-               1         883        --        --        --       --     51.38%        454     48.62%       429
  Oak Harbor, OH
Perry-                     1       1,194     30.00%(a)   358      5.24%      63     44.85%        535     19.91%       238
  N. Perry Village, OH (d)
                                  ------               -----              -----                 -----                -----
    Total                          3,707                 984                703                 1,190                  830
                                  ------               -----              -----                 -----                -----
Oil/Gas-Fired/
Pumped Storage Units
Edgewater-Lorain, OH       4         100    100.00%      100        --       --        --          --        --         --
Seneca-Warren, PA                    435        --        --        --       --    100.00%        435        --         --
West Lorain-
  Lorain, OH               1         120    100.00%      120        --       --        --          --        --         --
Other                                238                 109                 19                    33                   77
                                  ------               -----              -----                 -----                -----
    Total                            893                 329                 19                   468                   77
                                  ------               -----              -----                 -----                -----

    Total                         12,071               4,826              1,231                 4,182                1,832
                                  ======               =====              =====                 =====                =====


Notes:  (a)  OE's interests consist of 20.22% owned and 21.66% leased for Beaver Valley Unit 2; and 17.42%
             owned (representing portion leased from a wholly owned subsidiary of OE) and 12.58% leased for Perry.
        (b)  CEI's interests consist of 1.68% owned and 28.60% leased and TE's interests are leased.
        (c)  TE's interests consist of 1.65% owned and 18.26% leased.




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

          The Companies' generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kilovolts (kV) to 345 kV. The Companies' overhead and underground transmission lines aggregate 8,752 miles.

          The Companies' electric distribution systems include 55,932 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. They own substations with a total installed transformer capacity of 50,456,000 kilovolt-amperes.

          The Companies' transmission lines also interconnect with those of AEP, The Dayton Power and Light Company, Duquesne, Monogahela Power Company, West Penn Power Company, Detroit Edison Company and Pennsylvania Electric Company. These interconnections make possible utilization by the Companies of generating capacity constructed as a part of the CAPCO program, as well as providing opportunities for the sale of power to other utilities.

                                              Substation
             Distribution    Transmission    Transformer
                 Lines          Lines          Capacity
             ------------    ------------    -----------
                           (Miles)           (kV-amperes)
  OE            26,668           4,040        20,468,000
  Penn           5,183             651         4,282,000
  CEI           23,518           3,013        17,304,000
  TE               563           1,048         8,402,000
                ------           -----        ----------
  Total         55,932           8,752        50,456,000

</TABLE

          MARBEL is a company owning interests in crude oil and natural gas production, as well as natural gas distribution and transmission facilities.
MARBEL's subsidiaries include Marbel HoldCo, Inc. a holding company which has a 50% ownership in Great Lakes Energy Partners, LLC, an oil and natural gas exploration and production venture and Northeast Ohio Operating Companies, Inc. which has as subsidiaries Gas Transport, Inc. and NEO Construction
Company. The joint venture in Great Lakes Energy Partners, LLC includes interests in more than 7,700 oil and natural gas wells, drilling rights to nearly one million acres, proved reserves of 450 billion cubic feet equivalent of natural gas and oil and 5,000 miles of pipelines in the Appalachian Basin.

ITEM 3.   LEGAL PROCEEDINGS

          See Environmental Matters section.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The information required for this item for FirstEnergy is included on page 17 of FirstEnergy's 1999 Annual Report to Stockholders (Exhibit 13).
The information required for OE, CEI, TE and Penn is not applicable because they are wholly owned subsidiaries.

ITEM 6.  SELECTED FINANCIAL DATA

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by items 6 through 8 is incorporated herein by reference to Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Financial
Statements included on the pages shown in the following table in the respective company's 1999 Annual Report to Stockholders (Exhibit 13).

                            Item 6    Item 7    Item 8
                            ------    ------    ------
              FirstEnergy    17       18-24      25-47
              OE              1        2-6        7-25
              Penn            1        2-5        6-21
              CEI             1        2-7        8-27
              TE              1        2-7        8-27


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

          None.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          FirstEnergy
          -----------

          The information required by Item 10, with respect to Identification of FirstEnergy's Directors and with respect to reports required to be filed under Section 16 of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's 2000 Proxy Statement filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A and, with respect to Identification of Executive Officers, to "Part I, Item 1. Business
- Executive Officers" herein.

          OE, Penn, CEI and TE
          --------------------

          H. P. Burg, A. J. Alexander and R. H. Marsh are the Directors of
OE, Penn, CEI and TE. Information concerning these individuals is shown in the "Executive Officers" section of Item 1.


ITEM 11.  EXECUTIVE COMPENSATION


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          FirstEnergy, OE, CEI, TE and Penn -

          The information required by Items 11, 12 and 13 is incorporated herein by reference to the Company's 2000 Proxy Statement filed with the SEC pursuant to Regulation 14A.


                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

          Included in Part II of this report and incorporated herein by reference to the respective company's 1999 Annual Report to Stockholders
(Exhibit 13 below) at the pages indicated.




                                         FE      OE     Penn    CEI      TE
                                         --      --     ----    ---      --
Report of Independent Public
  Accountants                            16      25      21      27      27
Statements of Income-Three Years
  Ended December 31, 1999                25       7       6       8       8
Balance Sheets-December 31, 1999
  and 1998                               26       8       7       9       9
Statements of Capitalization-
  December 31, 1999 and 1998            27-29    9-10     8     10-11   10-11
Statements of Common Stockholders'
  Equity-Three Years
  Ended December 31, 1999                30      11       9      12      12
Statements of Preferred Stock-Three
  Years Ended December 31, 1999          30      11       9      12      12
Statements of Cash Flows-Three Years
  Ended December 31, 1999                31      12      10      13      13
Statements of Taxes-Three Years
  Ended December 31, 1999                32      13      11      14      14
Notes to Financial Statements           33-47   14-24   12-20   15-26   15-26


2.  Financial Statement Schedules

          Included in Part IV of this report:

                                         FE      OE     Penn    CEI      TE
                                         --      --     ----    ---      --
           Report of Independent
             Public Accountants          47      48      51      49      50
           Schedule - Three Years
             Ended December 31, 1999:

           II - Consolidated Valua-
             tion and Qualifying
             Accounts                    52      53      56      54      55



          Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is show in the financial statements or notes thereto.

3.  Exhibits - FirstEnergy

Exhibit
Number
-------

         3-1      -  Articles of Incorporation constituting FirstEnergy
                     Corp.'s Articles of Incorporation, dated September 17,
                     1996. (September 17, 1996 Form 8-K, Exhibit C)

         3-1(a)   -  Amended Articles of Incorporation of FirstEnergy Corp.
                     (Registration No. 333-21011, Exhibit (3)-1.)

         3-2      -  Regulations of FirstEnergy Corp. (September 17, 1996
                     Form 8-K, Exhibit D)

         3-2(a)   -  FirstEnergy Corp. Amended Code of Regulations.
                     (Registration No. 333-21011, Exhibit (3)-2.)

         4-1      -  Rights Agreement (December 1, 1997 Form 8-K, Exhibit
                     4.1)

    (A) 10-1      -  FirstEnergy Corp. Executive and Director Incentive
                     Compensation Plan, revised November 15, 1999.

    (A) 10-2      -  Amended FirstEnergy Corp. Deferred Compensation Plan
                     for Directors, revised November 15, 1999.

    (A) 10-3      -  Employment, severance and change of control agreement
                     between FirstEnergy Corp. and executive officers.

    (A) 10-4      -  FirstEnergy Corp. Supplemental Executive Retirement
                     Plan, amended January 1, 1999.

    (A) 10-5      -  FirstEnergy Corp. Executive Incentive Compensation Plan.

    (A) 10-6      -  Restricted stock agreement between FirstEnergy Corp. and
                     A. J. Alexander.

        10-7      -  FirstEnergy Corp. Executive and Director Incentive
                     Compensation Plan. (1998 Form 10-K, Exhibit 10-1)

        10-8      -  Amended FirstEnergy Corp. Deferred Compensation Plan for
                     Directors, amended February 15, 1999. (1998 Form 10-K,
                     Exhibit 10-2)

    (A) 12.1      -  Consolidated fixed charge ratios.

    (A) 13        -  1999 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

    (A) 21        -  List of Subsidiaries of the Registrant at December 31,
                     1999.

    (A) 23        -  Consent of Independent Public Accountants.

    (A) 27        -  Financial Data Schedule.

    (A)           -  Provided herein in electronic format as an exhibit.

3.  Exhibits - Ohio Edison

        2-1       -  Agreement and Plan of Merger, dated as of September 13,
                     1996, between Ohio Edison Company (OE) and Centerior
                     Energy Corporation. (September 17, 1996 Form 8-K,
                     Exhibit 2-1).

        3-1       -  Amended Articles of Incorporation, Effective June 21,
                     1994, constituting OE's Articles of Incorporation. (1994
                     Form 10-K, Exhibit 3-1.)

        3-2       -  Code of Regulations of OE as amended April 24, 1986.
                     (Registration No. 33-5081, Exhibit (4)(d).)

    (A) 3-3       -  Code of Regulations of OE as amended September 27, 1999.

    (B) 4-1       -  Indenture dated as of August 1, 1930 between OE and
                     Bankers Trust Company, (now the Bank of New York), as
                     Trustee, as amended and supplemented by Supplemental
                     Indentures:

Dated as of                      File Reference                Exhibit No.
----------                       --------------                -----------

March 3, 1931               2-1725                          B1, B-1(a),B-1(b)
November 1, 1935            2-2721                          B-4
January 1, 1937             2-3402                          B-5
September 1, 1937           Form 8-A                        B-6
June 13, 1939               2-5462                          7(a)-7
August 1, 1974              Form 8-A, August 28, 1974       2(b)
July 1, 1976                Form 8-A, July 28, 1976         2(b)
December 1, 1976            Form 8-A, December 15, 1976     2(b)
June 15, 1977               Form 8-A, June 27, 1977         2(b)

Supplemental Indentures:
September 1, 1944           2-61146                         2(b)(2)
April 1, 1945               2-61146                         2(b)(2)
September 1, 1948           2-61146                         2(b)(2)
May 1, 1950                 2-61146                         2(b)(2)
January 1, 1954             2-61146                         2(b)(2)
May 1, 1955                 2-61146                         2(b)(2)
August 1, 1956              2-61146                         2(b)(2)
March 1, 1958               2-61146                         2(b)(2)
April 1, 1959               2-61146                         2(b)(2)
June 1, 1961                2-61146                         2(b)(2)
September 1, 1969           2-34351                         2(b)(2)
May 1, 1970                 2-37146                         2(b)(2)
September 1, 1970           2-38172                         2(b)(2)
June 1, 1971                2-40379                         2(b)(2)
August 1, 1972              2-44803                         2(b)(2)
September 1, 1973           2-48867                         2(b)(2)
May 15, 1978                2-66957                         2(b)(4)
February 1, 1980            2-66957                         2(b)(5)
April 15, 1980              2-66957                         2(b)(6)
June 15, 1980               2-68023                         (b)(4)(b)(5)
October 1, 1981             2-74059                         (4)(d)
October 15, 1981            2-75917                         (4)(e)
February 15, 1982           2-75917                         (4)(e)
July 1, 1982                2-89360                         (4)(d)
March 1, 1983               2-89360                         (4)(e)
March 1, 1984               2-89360                         (4)(f)
September 15, 1984          2-92918                         (4)(d)
September 27, 1984          33-2576                         (4)(d)
November 8, 1984            33-2576                         (4)(d)
December 1, 1984            33-2576                         (4)(d)
December 5, 1984            33-2576                         (4)(e)
January 30, 1985            33-2576                         (4)(e)
February 25, 1985           33-2576                         (4)(e)
July 1, 1985                33-2576                         (4)(e)
October 1, 1985             33-2576                         (4)(e)
January 15, 1986            33-8791                         (4)(d)
May 20, 1986                33-8791                         (4)(d)
June 3, 1986                33-8791                         (4)(e)
October 1, 1986             33-29827                        (4)(d)
August 25, 1989             33-34663                        (4)(d)
February 15, 1991           33-39713                        (4)(d)
May 1, 1991                 33-45751                        (4)(d)
May 15, 1991                33-45751                        (4)(d)
September 15, 1991          33-45751                        (4)(d)
April 1, 1992               33-48931                        (4)(d)
June 15, 1992               33-48931                        (4)(d)
September 15, 1992          33-48931                        (4)(e)
April 1, 1993               33-51139                        (4)(d)
June 15, 1993               33-51139                        (4)(d)
September 15, 1993          33-51139                        (4)(d)
November 15, 1993           1-2578                          (4)(2)
April 1, 1995               1-2578                          (4)(2)
May 1, 1995                 1-2578                          (4)(2)
July 1, 1995                1-2578                          (4)(2)
June 1, 1997                1-2578                          (4)(2)
April 1, 1998               1-2578                          (4)(2)
June 1, 1998                1-2578                          (4)(2)
September 29, 1999          (A)                             (4)(2)

    (B) 4-2       -  General Mortgage Indenture and Deed of Trust dated as of
                     January 1, 1998 between OE and the Bank of New York, as
                     Trustee. (Registration No. 333-05277, Exhibit 4(g).)

        10-1      -  Administration Agreement between the CAPCO Group dated
                     as of September 14, 1967. (Registration No. 2-43102,
                     Exhibit 5(c)(2)

        10-2      -  Amendment No. 1 dated January 4, 1974 to Administration
                     Agreement between the CAPCO Group dated as of September
                     14, 1967. (Registration No. 2-68906, Exhibit 5(c)(3).)

        10-3      -  Transmission Facilities Agreement between the CAPCO
                     Group dated as of September 14, 1967. (Registration No.
                     2-43102, Exhibit 5(c)(3).)

        10-4      -  Amendment No. 1 dated as of January 1, 1993 to
                     Transmission Facilities Agreement between the CAPCO
                     Group dated as of September 14, 1967. (1993 Form 10-K,
                     Exhibit 10-4.)

        10-5      -  Agreement for the Termination or Construction of Certain
                     Agreements effective September 1, 1980 among the CAPCO
                     Group. (Registration No. 2-68906, Exhibit 10-4.)

        10-6      -  Amendment dated as of December 23, 1993 to Agreement for the Termination or Construction of Certain Agreements effective September 1, 1980 among the CAPCO Group. (1993
                     Form 10-K, Exhibit 10-6).

        10-7      -  CAPCO Basic Operating Agreement, as amended September 1,
                     1980. (Registration No. 2-68906, Exhibit 10-5.)

        10-8      -  Amendment No. 1 dated August 1, 1981, and Amendment No.
                     2 dated September 1, 1982 to CAPCO Basic Operating
                     Agreement, as amended September 1, 1980. (September 30,
                     1981 Form 10-Q, Exhibit 20-1 and 1982 Form 10-K, Exhibit
                     19-3, respectively.)

        10-9      -  Amendment No. 3 dated July 1, 1984 to CAPCO Basic
                     Operating Agreement, as amended September 1, 1980. (1985
                     Form 10-K, Exhibit 10-7.)

        10-10     -  Basic Operating Agreement between the CAPCO Companies as amended October 1, 1991. (1991 Form 10-K, Exhibit 10-8.)

        10-11     -  Basic Operating Agreement between the CAPCO Companies as amended January 1, 1993. (1993) Form 10-K, Exhibit 10-
                     11.)

        10-12     -  Memorandum of Agreement effective as of September 1,
                     1980 among the CAPCO Group. (1982 Form 10-K, Exhibit 19-
                     2.)

        10-13     -  Operating Agreement for Beaver Valley Power Station
                     Units Nos. 1 and 2 as Amended and Restated September 15,
                     1987, by and between the CAPCO Companies. (1987 Form 10-
                     K, Exhibit 10-15.)

        10-14     -  Construction Agreement with respect to Perry Plant
                     between the CAPCO Group dated as of July 22, 1974.
                     (Registration No. 2-52251 of Toledo Edison Company,
                     Exhibit 5(yy).)

        10-15     -  Participation Agreement No. 1 relating to the financing of the development of certain coal mines, dated as of October 1, 1973, among Quarto Mining Company, the CAPCO
                     Group, Energy Properties, Inc., General Electric Credit
                     Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as
                     Owner Trustee, National City Bank, as Loan Trustee, and
                     Owner Trustee, National City Bank, as Loan Trustee, and
                     National City Bank, as Bond Trustee. (Registration No.
                     2-61146, Exhibit 5(e)(1).

        10-16     -  Amendment No. 1 dated as of September 15, 1978 to
                     Participation Agreement No. 1 dated as of October 1,
                     1973 among Quarto Mining Company, the CAPCO Group,
                     Energy Properties, Inc., General Electric Credit
                     Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland as
                     Owner Trustee, National City Bank as Loan Trustee and
                     National City Bank as Bond Trustee. (Registration No. 2-
                     68906 of Pennsylvania Power Company, Exhibit 5(e)(2).)

        10-17     -  Participation Agreement No. 2 relating to the financing of the development of certain coal mines, dated as of August 1, 1974, among Quarto Mining Company, the CAPCO
                     Group, Energy Properties, Inc. General Electric Credit
                     Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as
                     Owner Trustee, National City Bank, as Loan Trustee, and
                     National City Bank, as Bond Trustee. (Registration No.
                     2-53059, Exhibit 5(h)(2).)

       10-18      -  Amendment No. 1 dated as of September 15, 1978 to
                     Participation Agreement No. 2 dated as of August 1, 1974 among Quarto Mining Company, the CAPCO Group, Energy
                     Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland as Owner
                     Trustee, National City Bank as Loan Trustee and National
                     City Bank as Bond Trustee. (Registration No. 2-68906 of
                     Pennsylvania Power Company, Exhibit 5(e)(4).)

        10-19     -  Participation Agreement No. 3 dated as of September 15,
                     1978 among Quarto Mining Company, the CAPCO Companies,
                     Energy Properties, Inc., General Electric Credit
                     Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland as
                     Owner Trustee, and National City Bank as Loan Trustee and Bond Trustee. (Registration No. 2-68906 of
                     Pennsylvania Power Company, Exhibit 5(e)(5).)

        10-20     -  Participation Agreement No. 4 dated as of October 31,
                     1980 among Quarto Mining Company, the CAPCO Group, the
                     Loan Participants listed in Schedule A thereto and National City Bank as Bond Trustee. (Registration No. 2-
                     68906 of Pennsylvania Power Company, Exhibit 10-16.)

        10-21     -  Participation Agreement dated as of May 1, 1986, among
                     Quarto Mining Company, the CAPCO Companies, the Loan
                     Participants thereto, and National City Bank as Bond
                     Trustee. (1986 Form 10-K, Exhibit 10-22.)

        10-22     -  Participation Agreement No. 6 dated as of December 1,
                     1991 among Quarto Mining Company, The Cleveland Electric
                     Illuminating Company, Duquesne Light Company, Ohio
                     Edison Company, Pennsylvania Power Company, the Toledo
                     Edison Company, the Loan Participants listed in Schedule
                     A thereto, National City Bank, as Mortgage Bond Trustee and National City Bank, as Refunding Bond Trustee. (1991
                     Form 10-K, Exhibit 10-19.)

        10-23     -  Agreement entered into as of October 20, 1981 among the
                     CAPCO Companies regarding the use of Quarto coal at Mansfield Units 1, 2 and 3. (1981 Form 10-K, Exhibit 20-
                     1.)

        10-24     -  Restated Option Agreement dated as of May 1, 1983 by and between the North American Coal Corporation and the CAPCO Companies. (1983 Form 10-K, Exhibit 19-1.)

        10-25     -  Trust Indenture and Mortgage dated as of October 1, 1973 between Quarto Mining Company and National City Bank, as
                     Bond Trustee, together with Guaranty dated as of October
                     1, 1973 with respect thereto by the CAPCO Group.
                     (Registration No. 2-61146, Exhibit 5(e)(5).)

        10-26     -  Amendment No. 1 dated August 1, 1974 to Trust Indenture and Mortgage dated as of October 1, 1973 between Quarto
                     Mining Company and National City Bank, as Bond Trustee, together with Amendment No. 1 dated August 1, 1974 to
                     Guaranty dated as of October 1, 1973 with respect thereto by the CAPCO Group. (Registration No. 2-53059,
                     Exhibit 5(h)(2).)

        10-27     -  Amendment No. 2 dated as of September 15, 1978 to the
                     Trust Indenture and Mortgage dated as of October 1,
                     1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee, together with
                     Amendment No. 2 dated as of September 15, 1978 to
                     Guaranty dated as of October 1, 1973 with respect to the CAPCO Group. (Registration No. 2-68906 of Pennsylvania
                     Power Company, Exhibits 5(e)(11) and 5(e)(12).)

        10-28     -  Amendment No. 3 dated as of October 31, 1980, to Trust
                     Indenture and Mortgage dated as of October 1, 1973, as amended between Quarto Mining Company and National City
                     Bank as Bond Trustee. (Registration No. 2-68906 of
                     Pennsylvania Power Company, Exhibit 10-16.)

        10-29     -  Amendment No. 4 dated as of July 1, 1985 to the Trust
                     Indenture and Mortgage dated as of October 1, 1973, as amended between Quarto Mining Company and National City
                     Bank as Bond Trustee. (1985 Form 10-K, Exhibit 10-28.)

        10-30     -  Amendment No. 5 dated as of May 1,1986, to the Trust
                     Indenture and Mortgage between Quarto and National City
                     Bank as Bond Trustee. (1986 Form 10-K, Exhibit 10-30.)

        10-31     -  Amendment No. 6 dated as of December 1, 1991, to the
                     Trust Indenture and Mortgage dated as of October 1,
                     1973, between Quarto Mining Company and National City
                     Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-28.)

        10-32     -  Trust Indenture dated as of December 1, 1991, between
                     Quarto Mining Company and National City Bank, as Bond
                     Trustee. (1991 Form 10-K, Exhibit 10-29.)

        10-33     -  Amendment No. 3 dated as of October 31, 1980 to the Bond
                     Guaranty dated as of October 1, 1973, as amended, with respect to the CAPCO Group. (Registration No. 2-68906 of
                     Pennsylvania Power Company, Exhibit 10-16.)

        10-34     -  Amendment No. 4 dated as of July 1, 1985 to the Bond
                     Guaranty dated as October 1, 1973, as amended, by the CAPCO Companies to National City Bank as Bond Trustee.
                     (1985 Form 10-K, Exhibit 10-30.)

        10-35     -  Amendment No. 5 dated as of May 1, 1986, to the Bond
                     Guaranty by the CAPCO Companies to National City Bank as
                     Bond Trustee. (1986 Form 10-K, Exhibit 10-33.)

        10-36     -  Amendment No. 6A dated as of December 1, 1991, to the
                     Bond Guaranty dated as of October 1, 1973, by The
                     Cleveland Electric Illuminating Company, Duquesne Light
                     Company, Ohio Edison Company, Pennsylvania Power
                     Company, the Toledo Edison Company to National City
                     Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-33.)

        10-37     -  Amendment No. 6B dated as of December 30, 1991, to the
                     Bond Guaranty dated as of October 1, 1973 by The
                     Cleveland Electric Illuminating Company, Duquesne Light
                     Company, Ohio Edison Company, Pennsylvania Power
                     Company, the Toledo Edison Company to National City
                     Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-34.)

        10-38     -  Bond Guaranty dated as of December 1, 1991, by The
                     Cleveland Electric Illuminating Company, Duquesne Light
                     Company, Ohio Edison Company, Pennsylvania Power
                     Company, the Toledo Edison Company to National City
                     Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-35.)

        10-39     -  Open end Mortgage dated as of October 1, 1973 between
                     Quarto Mining Company and the CAPCO Companies and
                     Amendment No. 1 thereto, dated as of September 15, 1978.
                     (Registration No. 2-68906 of Pennsylvania Power Company,
                     Exhibit 10-23.)

        10-40     -  Repayment and Security Agreement and Assignment of Lease
                     dated as of October 1, 1973 between Quarto Mining
                     Company and Ohio Edison Company as Agent for the CAPCO
                     Companies and Amendment No. 1 thereto, dated as of September 15, 1978. (1980 Form 10-K, Exhibit 20-2.)

        10-41     -  Restructuring Agreement dated as of April 1, 1985 among
                     Quarto Mining Company, the Company and the other CAPCO
                     Companies, Energy Properties, Inc., General Electric
                     Credit Corporation, the Loan Participants signatories thereto, Central National Bank of Cleveland, as Owner
                     Trustee and National City Bank as Loan Trustee and Bond
                     Trustee. (1985 Form 10- K, Exhibit 10-33.)

        10-42     -  Unsecured Note Guaranty dated as of July 1, 1985 by the
                     CAPCO Companies to General Electric Credit Corporation.
                     (1985 Form 10-K, Exhibit 10-34.)

        10-43     -  Memorandum of Understanding dated March 31, 1985 among
                     the CAPCO Companies. (1985 Form 10-K, Exhibit 10-35.)

    (C) 10-44     -  Ohio Edison System Executive Supplemental Life Insurance
                     Plan. (1995 Form 10-K, Exhibit 10- 44.)

    (C) 10-45     -  Ohio Edison System Executive Incentive Compensation
                     Plan. (1995 Form 10-K, Exhibit 10-45.)

    (C) 10-46     -  Ohio Edison System Restated and Amended Executive
                     Deferred Compensation Plan. (1995 Form 10-K, Exhibit 10-
                     46.)

    (C) 10-47     -  Ohio Edison System Restated and Amended Supplemental
                     Executive Retirement Plan. (1995 Form 10-K, Exhibit 10-
                     47.)

    (C) 10-48     -  Severance pay agreement between Ohio Edison Company and
                     W. R. Holland. (1995 Form 10-K, Exhibit 10-48.)

    (C) 10-49     -  Severance pay agreement between Ohio Edison Company and
                     H. P. Burg. (1995 Form 10-K, Exhibit 10-49.)

    (C) 10-50     -  Severance pay agreement between Ohio Edison Company and
                     A. J. Alexander. (1995 Form 10-K, Exhibit 10-50.)

    (C) 10-51     -  Severance pay agreement between Ohio Edison Company and
                     J. A. Gill. (1995 Form 10K, Exhibit 10.51.)

    (D) 10-52     -  Participation Agreement dated as of March 16, 1987 among
                     Perry One Alpha Limited Partnership, as Owner
                     Participant, the Original Loan Participants listed in
                     Schedule 1 Hereto, as Original Loan Participants, PNPP
                     Funding Corporation, as Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, Irving Trust
                     Company, as Indenture Trustee and Ohio Edison Company
                     ,as Lessee. (1986 Form 10-K, Exhibit 28-1.)

    (D) 10-53     -  Amendment No. 1 dated as of September 1, 1987 to
                     Participation Agreement dated as of March 16, 1987 among
                     Perry One Alpha Limited Partnership, as Owner
                     Participant, the Original Loan Participants listed in
                     Schedule 1 thereto, as Original Loan Participants, PNPP
                     Funding Corporation, as Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, Irving Trust
                     Company (now The Bank of New York), as Indenture
                     Trustee, and Ohio Edison Company, as Lessee. (1991 Form
                     10-K, Exhibit 10-46.)

    (D) 10-54     -  Amendment No. 3 dated as of May 16, 1988 to
                     Participation Agreement dated as of March 16, 1987, as amended among Perry One Alpha Limited Partnership, as
                     Owner Participant, PNPP Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, Irving Trust
                     Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-47.)

    (D) 10-55     -  Amendment No. 4 dated as of November 1, 1991 to
                     Participation Agreement dated as of March 16, 1987 among
                     Perry One Alpha Limited Partnership, as Owner
                     Participant, PNPP Funding Corporation, as Funding
                     Corporation, PNPP II Funding Corporation, as New Funding
                     Corporation, The First National Bank of Boston, as Owner
                     Trustee, The Bank of New York, as Indenture Trustee and
                     Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit
                     10-47.)

    (D) 10-56     -  Amendment No. 5 dated as of November 24, 1992 to
                     Participation Agreement dated as of March 16, 1987, as amended, among Perry One Alpha Limited Partnership, as
                     Owner Participant, PNPP Funding Corporation, as Funding
                     Corporation, PNPPII Funding Corporation, as New Funding
                     Corporation, The First National Bank of Boston, as Owner
                     Trustee, The Bank of New York, as Indenture Trustee and
                     Ohio Edison Company as Lessee. (1992 Form 10-K, Exhibit
                     10-49.)

    (D) 10-57     -  Amendment No. 6 dated as of January 12, 1993 to
                     Participation Agreement dated as of March 16, 1987 among
                     Perry One Alpha Limited Partnership, as Owner
                     Participant, PNPP Funding Corporation, as Funding
                     Corporation, PNPP II Funding Corporation, as New Funding
                     Corporation, The First National Bank of Boston, as Owner
                     Trustee, The Bank of New York, as Indenture Trustee and
                     Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit
                     10-50.)

    (D) 10-58     -  Amendment No. 7 dated as of October 12, 1994 to
                     Participation Agreement dated as of March 16, 1987 as amended, among Perry One Alpha Limited Partnership, as
                     Owner Participant, PNPP Funding Corporation, as Funding
                     Corporation, PNPP II Funding Corporation, as New Funding
                     Corporation, The First National Bank of Boston, as Owner
                     Trustee, The Bank of New York, as Indenture Trustee and
                     Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit
                     10-54.)

    (D) 10-59     -  Facility Lease dated as of March 16, 1987 between The
                     First National Bank of Boston, as Owner Trustee, with
                     Perry One Alpha Limited Partnership, Lessor, and Ohio
                     Edison Company, Lessee. (1986 Form 10-K, Exhibit 28-2.)

    (D) 10-60     -  Amendment No. 1 dated as of September 1, 1987 to
                     Facility Lease dated as of March 16, 1997 between The
                     First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K,
                     Exhibit 10-49.)

    (D) 10-61     -  Amendment No. 2 dated as of November 1, 1991, to
                     Facility Lease dated as of March 16, 1987, between The
                     First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K,
                     Exhibit 10-50.)

    (D) 10-62     -  Amendment No. 3 dated as of November 24, 1992 to
                     Facility Lease dated as March 16, 1987 as amended, between The First National Bank of Boston, as Owner
                     Trustee, with Perry One Alpha Limited partnership, as
                     Owner Participant and Ohio Edison Company, as Lessee.
                     (1992 Form 10-K, Exhibit 10-54.)

    (D) 10-63     -  Amendment No. 4 dated as of January 12, 1993 to Facility
                     Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner
                     Participant, and Ohio Edison Company, as Lessee. (1994
                     Form 10-K, Exhibit 10-59.)

    (D) 10-64     -  Amendment No. 5 dated as of October 12, 1994 to Facility
                     Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner
                     Participant, and Ohio Edison Company, as Lessee. (1994
                     Form 10-K, Exhibit 10-60.)

    (D) 10-65     -  Letter Agreement dated as of March 19, 1987 between Ohio
                     Edison Company, Lessee, and The First National Bank of
                     Boston, Owner Trustee under a Trust dated March 16, 1987 with Chase Manhattan Realty Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986
                     Form 10-K, Exhibit 28-3.)

    (D) 10-66     -  Ground Lease dated as of March 16, 1987 between Ohio
                     Edison Company, Ground Lessor, and The First National
                     Bank of Boston, as Owner Trustee under a Trust
                     Agreement, dated as of March 16, 1987, with the Owner
                     Participant, Tenant. (1986 Form 10-K, Exhibit 28-4.)

    (D) 10-67     -  Trust Agreement dated as of March 16, 1987 between Perry
                     One Alpha Limited Partnership, as Owner Participant, and
                     The First National Bank of Boston. (1986 Form 10-K,
                     Exhibit 28-5.)

    (D) 10-68     -  Trust Indenture, Mortgage, Security Agreement and
                     Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner
                     Trustee under a Trust Agreement dated as of March 16, 1987 with Perry One Alpha Limited Partnership, and
                     Irving Trust Company, as Indenture Trustee. (1986 Form
                     10-K, Exhibit 28-6.)

    (D) 10-69     -  Supplemental Indenture No. 1 dated as of September 1,
                     1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner
                     Trustee and Irving Trust Company (now The Bank of New
                     York), as Indenture Trustee. (1991 Form 10-K, Exhibit
                     10-55.)

    (D) 10-70     -  Supplemental Indenture No. 2 dated as of November 1,
                     1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner
                     Trustee and The Bank of New York, as Indenture Trustee.
                     (1991 Form 10-K, Exhibit 10-56.)

    (D) 10-71     -  Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee.
                     (1986 Form 10- K, Exhibit 28-7.)

    (D) 10-72     -  Amendment No. 1 dated as of November 1, 1991 to Tax
                     Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1991 Form 10-K, Exhibit 10-
                     58.)

    (D) 10-73     -  Amendment No. 2 dated as of January 12, 1993 to Tax
                     Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-
                     69.)

    (D) 10-74     -  Amendment No. 3 dated as of October 12, 1994 to Tax
                     Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-
                     70.)

    (D) 10-75     -  Partial Mortgage Release dated as of March 19,
                     under the Indenture between Ohio Edison Company and Bankers Trust Company, as Trustee, dated as of the 1st day of August, 1930. (1986 Form 10-K, Exhibit 28-8.)

    (D) 10-76     -  Assignment, Assumption and Further Agreement dated as of
                     March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited
                     Partnership, The Cleveland Electric Illuminating
                     Company, Duquesne Light Company, Ohio Edison Company,
                     Pennsylvania Power Company and Toledo Edison Company.
                     (1986 Form 10-K, Exhibit 28-9.)

    (D) 10-77     -  Additional Support Agreement dated as of March 16, 1987 between The First National Bank of Boston, as Owner
                     Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, and Ohio
                     Edison Company. (1986 Form 10-K, Exhibit 28-10.)

    (D) 10-78     -  Bill of Sale, Instrument of Transfer and Severance
                     Agreement dated as of March 19, 1987 between Ohio Edison
                     Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited
                     Partnership. (1986 Form 10-K, Exhibit 28-11.)

    (D) 10-79     -  Easement dated as of March 16, 1987 from Ohio Edison
                     Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited
                     Partnership, Grantee. (1986 Form 10-K, File Exhibit 28-
                     12.)

        10-80     -  Participation Agreement dated as of March 16, 1987 among
                     Security Pacific Capital Leasing Corporation, as Owner
                     Participant, the Original Loan Participants listed in
                     Schedule 1 Hereto, as Original Loan Participants, PNPP
                     Funding Corporation, as Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, Irving Trust
                     Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, as Exhibit 28-13.)

        10-81     -  Amendment No. 1 dated as of September 1, 1987 to
                     Participation Agreement dated as of March 16, 1987 among
                     Security Pacific Capital Leasing Corporation, as Owner
                     Participant, The Original Loan Participants Listed in
                     Schedule 1 thereto, as Original Loan Participants, PNPP
                     Funding Corporation, as Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, Irving Trust
                     Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-65.)

        10-82     -  Amendment No. 4 dated as of November 1, 1991, to
                     Participation Agreement dated as of March 16, 1987 among
                     Security Pacific Capital Leasing Corporation, as Owner
                     Participant, PNPP Funding Corporation, as Funding
                     Corporation, PNPP II Funding Corporation, as New Funding
                     Corporation, The First National Bank of Boston, as Owner
                     Trustee, The Bank of New York, as Indenture Trustee and
                     Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit
                     10-66.)

        10-83     -  Amendment No. 5 dated as of November 24, 1992 to
                     Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing
                     Corporation, as Owner Participant, PNPP Funding
                     Corporation, as Funding Corporation, PNNP II Funding
                     Corporation, as New Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, The Bank of
                     New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-71.)

        10-84     -  Amendment No. 6 dated as of January 12, 1993 to
                     Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing
                     Corporation, as Owner Participant, PNPP Funding
                     Corporation, as Funding Corporation, PNPP II Funding
                     Corporation, as New Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, The Bank of
                     New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-80.)

        10-85     -  Amendment No. 7 dated as of October 12, 1994 to
                     Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing
                     Corporation, as Owner Participant, PNPP Funding
                     Corporation, as Funding Corporation, PNPP II Funding
                     Corporation, as New Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, The Bank of
                     New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-81.)

        10-86     -  Facility Lease dated as of March 16, 1987 between The
                     First National Bank of Boston, as Owner Trustee, with
                     Security Pacific Capital Leasing Corporation, Lessor, and Ohio Edison Company, as Lessee. (1986 Form 10-K,
                     Exhibit 28-14.)

        10-87     -  Amendment No. 1 dated as of September 1, 1987 to
                     Facility Lease dated as of March 16, 1987 between The
                     First National Bank of Boston as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K,
                     Exhibit 10-68.)

        10-88     -  Amendment No. 2 dated as of November 1, 1991 to Facility
                     Lease dated as of March 16, 1987 between The First
                     National Bank of Boston as Owner Trustee, Lessor and
                     Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit
                     10-69.)

        10-89     -  Amendment No. 3 dated as of November 24, 1992 to
                     Facility Lease dated as of March 16, 1987, as amended, between, The First National Bank of Boston, as Owner
                     Trustee, with Security Pacific Capital Leasing
                     Corporation, as Owner Participant and Ohio Edison
                     Company, as Lessee. (1992 Form 10-K, Exhibit 10-75.)

        10-90     -  Amendment No. 4 dated as of January 12, 1993 to Facility
                     Lease dated as of March 16, 1987 as amended between, The
                     First National Bank of Boston, as Owner Trustee, with
                     Security Pacific Capital Leasing Corporation, as Owner
                     Participant, and Ohio Edison Company, as Lessee. (1992
                     Form 10-K, Exhibit 10-76.)

        10-91     -  Amendment No. 5 dated as of October 12, 1994 to Facility
                     Lease dated as of March 16, 1987 as amended between, The
                     First National Bank of Boston, as Owner Trustee, with
                     Security Pacific Capital Leasing Corporation, as Owner
                     Participant, and Ohio Edison Company, as Lessee. (1994
                     From 10-K, Exhibit 10-87.)

        10-92     -  Letter Agreement dated as of March 19, 1987 between Ohio
                     Edison Company, as Lessee, and The First National Bank of Boston, as Owner Trustee under a Trust, dated as of March 16, 1987, with Security Pacific Capital Leasing
                     Corporation, required by Section 3(d) of the Facility
                     Lease. (1986 Form 10-K, Exhibit 28-15.)

        10-93     -  Ground Lease dated as of March 16, 1987 between Ohio
                     Edison Company, Ground Lessor, and The First National
                     Bank of Boston, as Owner Trustee under a Trust
                     Agreement, dated as of March 16, 1987, with Perry One
                     Alpha Limited Partnership, Tenant. (1986 Form 10-K,
                     Exhibit 28-16.)

        10-94     -  Trust Agreement dated as of March 16, 1987 between
                     Security Pacific Capital Leasing Corporation, as Owner
                     Participant, and The First National Bank of Boston.
                     (1986 Form 10-K, Exhibit 28-17.)

        10-95     -  Trust Indenture, Mortgage, Security Agreement and
                     Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner
                     Trustee under a Trust Agreement, dated as of March 16, and Irving Trust Company, as Indenture Trustee. (1986
                     Form 10-K, Exhibit 28-18.)

        10-96     -  Supplemental Indenture No. 1 dated as of September 1,
                     1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner
                     Trustee and Irving Trust Company (now The Bank of New
                     York), as Indenture Trustee. (1991 Form 10-K, Exhibit
                     10-74.)

        10-97     -  Supplemental Indenture No. 2 dated as of November 1,
                     1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner
                     Trustee and The Bank of New York, as Indenture Trustee.
                     (1991 Form 10-K, Exhibit 10-75.)

        10-98     -  Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation, as
                     Owner Participant, and Ohio Edison Company, as Lessee.
                     (1986 Form 10-K, Exhibit 28-19.)

        10-99     -  Amendment No. 1 dated as of November 1, 1991 to Tax
                     Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and
                     Ohio Edison Company. (1991 Form 10-K, Exhibit 10-77.)

        10-100    -  Amendment No. 2 dated as of January 12, 1993 to Tax
                     Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and
                     Ohio Edison Company. (1994 Form 10-K, Exhibit 10-96.)

        10-101    -  Amendment No. 3 dated as of October 12, 1994 to Tax
                     Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and
                     Ohio Edison Company. (1994 Form 10-K, Exhibit 10-97.)

        10-102    -  Assignment, Assumption and Further Agreement dated as of
                     March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing
                     Corporation, The Cleveland Electric Illuminating
                     Company, Duquesne Light Company, Ohio Edison Company,
                     Pennsylvania Power Company and Toledo Edison Company.
                     (1986 Form 10-K, Exhibit 28-20.)

        10-103    -  Additional Support Agreement dated as of March 16, 1987 between The First National Bank of Boston, as Owner
                     Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Ohio Edison Company. (1986 Form 10-K, Exhibit 28-
                     21.)

        10-104    -  Bill of Sale, Instrument of Transfer and Severance
                     Agreement dated as of March 19, 1987 between Ohio Edison
                     Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing
                     Corporation, Buyer. (1986 Form 10-K, Exhibit 28-22.)

        10-105    -  Easement dated as of March 16, 1987 from Ohio Edison
                     Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing
                     Corporation, Grantee. (1986 Form 10-K, Exhibit 28-23.)

        10-106    -  Refinancing Agreement dated as of November 1, 1991 among
                     Perry One Alpha Limited Partnership, as Owner
                     Participant, PNPP Funding Corporation, as Funding
                     Corporation, PNPP II Funding Corporation, as New Funding
                     Corporation, The First National Bank of Boston, as Owner
                     Trustee, The Bank of New York, as Indenture Trustee, The
                     Bank of New York, as Collateral Trust Trustee, The Bank of New York, as New Collateral Trust Trustee and Ohio
                     Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-
                     82.)

        10-107    -  Refinancing Agreement dated as of November 1, 1991 among
                     Security Pacific Leasing Corporation, as Owner
                     Participant, PNPP Funding Corporation, as Funding
                     Corporation, PNPP II Funding Corporation, as New Funding
                     Corporation, The First National Bank of Boston, as Owner
                     Trustee, The Bank of New York, as Indenture Trustee, The
                     Bank of New York, as Collateral Trust Trustee, The Bank of New York as New Collateral Trust Trustee and Ohio
                     Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-
                     83.)

        10-108    -  Ohio Edison Company Master Decommissioning Trust
                     Agreement for Perry Nuclear Power Plant Unit One,
                     Station Unit One and Beaver Valley Power Station Unit
                     Two dated July 1, 1993. (1993 Form 10-K, Exhibit 10-94.)

        10-109    -  Nuclear Fuel Lease dated as of March 31, 1989, between
                     OES Fuel, Incorporated, as Lessor, and Ohio Edison
                     Company, as Lessee. (1989 Form 10-K, Exhibit 10-62.)

        10-110    -  Receivables Purchase Agreement dated as November 28,
                     1989, as amended and restated as of April 23, 1993, between OES Capital, Incorporated, Corporate Asset
                     Funding Company, Inc. and Citicorp North America, Inc.
                     (1994 Form 10-K, Exhibit 10-106.)

        10-111    -  Guarantee Agreement entered into by Ohio Edison Company dated as of January 17, 1991. (1990 Form 10-K, Exhibit
                     10-64.)

        10-112    -  Transfer and Assignment Agreement among Ohio Edison
                     Company and Chemical Bank, as trustee under the OE Power
                     Contract Trust. (1990 Form 10-K, Exhibit 10-65.)

        10-113    -  Renunciation of Payments and Assignment among Ohio
                     Edison Company, Monongahela Power Company, West Penn
                     Power Company, and the Potomac Edison Company dated as of January 4, 1991. (1990 Form 10-K, Exhibit 10-66.)

        10-114    -  Transfer and Assignment Agreement dated May 20, 1994
                     among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K,
                     Exhibit 10-110.)

        10-115    -  Renunciation of Payments and Assignment among Ohio
                     Edison Company, Monongahela Power Company, West Penn
                     Power Company, and the Potomac Edison Company dated as of May 20, 1994. (1994 Form 10-K, Exhibit 10-111.)

        10-116    -  Transfer and Assignment Agreement dated October 12, 1994 among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K,
                     Exhibit 10-112.)

        10-117    -  Renunciation of Payments and Assignment among Ohio
                     Edison Company, Monongahela Power Company, West Penn
                     Power Company, and the Potomac Edison Company dated as of October 12, 1994. (1994 Form 10-K, Exhibit 10-113.)

    (E) 10-118    -  Participation Agreement dated as of September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner
                     Participant, the Original Loan Participants listed in
                     Schedule 1 Thereto, as Original Loan Participants, BVPS
                     Funding Corporation, as Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, Irving Trust
                     Company, as Indenture Trustee and Ohio Edison Company as
                     Lessee. (1987 Form 10-K, Exhibit 28-1.)

    (E) 10-119    -  Amendment No. 1 dated as of February 1, 1988, to
                     Participation Agreement dated as of September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner
                     Participant, the Original Loan Participants listed in
                     Schedule 1 Thereto, as Original Loan Participants, BVPS
                     Funding Corporation, as Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, Irving Trust
                     Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-2.)

    (E) 10-120    -  Amendment No. 3 dated as of March 16, 1988 to
                     Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited
                     Partnership, as Owner Participant, BVPS Funding
                     Corporation, The First National Bank of Boston, as Owner
                     Trustee, Irving Trust Company, as Indenture Trustee and
                     Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit
                     10-99.)

    (E) 10-121    -  Amendment No. 4 dated as of November 5, 1992 to
                     Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited
                     Partnership, as Owner Participant, BVPS Funding
                     Corporation, BVPS II Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, The Bank of
                     New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-100.)

    (E) 10-122    -  Amendment No. 5 dated as of September 30, 1994 to
                     Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited
                     Partnership, as Owner Participant, BVPS Funding
                     Corporation, BVPS II Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, The Bank of
                     New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-118.)

    (E) 10-123    -  Facility Lease dated as of September 15, 1987, between
                     The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K,
                     Exhibit 28-3.)

    (E) 10-124    -  Amendment No. 1 dated as of February 1, 1988, to
                     Facility Lease dated as of September 15, 1987, between
                     The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K,
                     Exhibit 28-4.)

    (E) 10-125    -  Amendment No. 2 dated as of November 5, 1992, to
                     Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as
                     Owner Trustee, with Beaver Valley Two Pi Limited
                     Partnership, as Owner Participant, and Ohio Edison
                     Company, as Lessee. (1992 Form 10-K, Exhibit 10-103.)

    (E) 10-126    -  Amendment No. 3 dated as of September 30, 1994 to
                     Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as
                     Owner Trustee, with Beaver Valley Two Pi Limited
                     Partnership, as Owner Participant, and Ohio Edison
                     Company, as Lessee. (1994 Form 10-K, Exhibit 10-122.)

    (E) 10-127    -  Ground Lease and Easement Agreement dated as of
                     September 15, 1987, between Ohio Edison Company, Ground
                     Lessor, and The First National Bank of Boston, as Owner
                     Trustee under a Trust Agreement, dated as of September
                     15, 1987, with Beaver Valley Two Pi Limited Partnership,
                     Tenant. (1987 Form 10-K, Exhibit 28-5.)

    (E) 10-128    -  Trust Agreement dated as of September 15, 1987, between
                     Beaver Valley Two Pi Limited Partnership, as Owner
                     Participant, and The First National Bank of Boston.
                     (1987 Form 10-K, Exhibit 28-6.)

    (E) 10-129    -  Trust Indenture, Mortgage, Security Agreement and
                     Assignment of Facility Lease dated as of September 15,
                     1987, between The First National Bank of Boston, as
                     Owner Trustee under a Trust Agreement dated as of September 15, 1987, with Beaver Valley Two Pi Limited
                     Partnership, and Irving Trust Company, as Indenture
                     Trustee. (1987 Form 10-K, Exhibit 28-7.)

    (E) 10-130    -  Supplemental Indenture No. 1 dated as of February 1,
                     1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September
                     15, 1987 between The First National Bank of Boston, as
                     Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Beaver Valley Two Pi Limited
                     Partnership and Irving Trust Company, as Indenture
                     Trustee. (1987 Form 10-K, Exhibit 28-8.)

    (E) 10-131    -  Tax Indemnification Agreement dated as of September 15,
                     1987, between Beaver Valley Two Pi Inc. and PARock
                     Limited Partnership as General Partners and Ohio Edison
                     Company, as Lessee. (1987 Form 10-K, Exhibit 28-9.)

    (E) 10-132    -  Amendment No. 1 dated as of November 5, 1992 to Tax
                     Indemnification Agreement dated as of September 15,
                     1987, between Beaver Valley Two Pi Inc. and PARock
                     Limited Partnership as General Partners and Ohio Edison
                     Company, as Lessee. (1994 Form 10-K, Exhibit 10-128.)

    (E) 10-133    -  Amendment No. 2 dated as of September 30, 1994 to Tax
                     Indemnification Agreement dated as of September 15,
                     1987, between Beaver Valley Two Pi Inc. and PARock
                     Limited Partnership as General Partners and Ohio Edison
                     Company, as Lessee. (1994 Form 10-K, Exhibit 10-129.)

    (E) 10-134    -  Tax Indemnification Agreement dated as of September 15,
                     1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1987 Form 10-K,
                     Exhibit 28-10.)

    (E) 10-135    -  Amendment No. 1 dated as of November 5, 1992 to Tax
                     Indemnification Agreement dated as of September 15,
                     1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K,
                     Exhibit 10-131.)

    (E) 10-136    -  Amendment No. 2 dated as of September 30, 1994 to Tax
                     Indemnification Agreement dated as of September 15,
                     1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K,
                     Exhibit 10-132.)

    (E) 10-137    -  Assignment, Assumption and Further Agreement dated as of
                     September 15, 1987, among The First National Bank of
                     Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi
                     Limited Partnership, The Cleveland Electric Illuminating
                     Company, Duquesne Light Company, Ohio Edison Company,
                     Pennsylvania Power Company and Toledo Edison Company.
                     (1987 Form 10-K, Exhibit 28-11.)

    (E) 10-138    -  Additional Support Agreement dated as of September 15,
                     1987, between The First National Bank of Boston, as
                     Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited
                     Partnership, and Ohio Edison Company. (1987 Form 10-K,
                     Exhibit 28-12.)

    (F) 10-139    -  Participation Agreement dated as of September 15, 1987, among Chrysler Consortium Corporation, as Owner
                     Participant, the Original Loan Participants listed in
                     Schedule 1 Thereto, as Original Loan Participants, BVPS
                     Funding Corporation as Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, Irving Trust
                     Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-13.)

    (F) 10-140    -  Amendment No. 1 dated as of February 1, 1988, to
                     Participation Agreement dated as of September 15, 1987, among Chrysler Consortium Corporation, as Owner
                     Participant, the Original Loan Participants listed in
                     Schedule 1 Thereto, as Original Loan Participants, BVPS
                     Funding Corporation, as Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, Irving Trust
                     Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-14.)

    (F) 10-141    -  Amendment No. 3 dated as of March 16, 1988 to
                     Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, Irving Trust
                     Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-114.)

    (F) 10-142    -  Amendment No. 4 dated as of November 5, 1992 to
                     Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II
                     Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture
                     Trustee and Ohio Edison Company, as Lessee. (1992 Form
                     10-K, Exhibit 10-115.)

    (F) 10-143    -  Amendment No. 5 dated as of January 12, 1993 to
                     Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II
                     Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture
                     Trustee and Ohio Edison Company, as Lessee. (1994 Form
                     10-K, Exhibit 10-139.)

    (F) 10-144    -  Amendment No. 6 dated as of September 30, 1994 to
                     Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II
                     Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture
                     Trustee and Ohio Edison Company, as Lessee. (1994 Form
                     10-K, Exhibit 10-140.)

    (F) 10-145    -  Facility Lease dated as of September 15, 1987, between
                     The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio
                     Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-
                     15.)

    (F) 10-146    -  Amendment No. 1 dated as of February 1, 1988, to
                     Facility Lease dated as of September 15, 1987, between
                     The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio
                     Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-16.)

    (F) 10-147    -  Amendment No. 2 dated as of November 5, 1992 to Facility
                     Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner
                     Trustee, with Chrysler Consortium Corporation, as Owner
                     Participant, and Ohio Edison Company, as Lessee. (1992
                     Form 10-K, Exhibit 118.)

    (F) 10-148    -  Amendment No. 3 dated as of January 12, 1993 to Facility
                     Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner
                     Trustee, with Chrysler Consortium Corporation, as Owner
                     Participant, and Ohio Edison Company, as Lessee. (1992
                     Form 10-K, Exhibit 10-119.)

    (F) 10-149    -  Amendment No. 4 dated as of September 30, 1994 to
                     Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as
                     Owner Trustee, with Chrysler Consortium Corporation, as
                     Owner Participant, and Ohio Edison Company, as Lessee.
                     (1994 Form 10-K, Exhibit 10-145.)

    (F) 10-150    -  Ground Lease and Easement Agreement dated as of
                     September 15, 1987, between Ohio Edison Company, Ground
                     Lessor, and The First National Bank of Boston, as Owner
                     Trustee under a Trust Agreement, dated as of September
                     15, 1987, with Chrysler Consortium Corporation, Tenant.
                     (1987 Form 10-K, Exhibit 28-17.)

    (F) 10-151    -  Trust Agreement dated as of September 15, 1987, between
                     Chrysler Consortium Corporation, as Owner Participant, and The First National Bank of Boston. (1987 Form 10-K,
                     Exhibit 28-18.)

    (F) 10-152    -  Trust Indenture, Mortgage, Security Agreement and
                     Assignment of Facility Lease dated as of September 15,
                     1987, between The First National Bank of Boston, as
                     Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987
                     Form 10-K, Exhibit 28-19.)

    (F) 10-153    -  Supplemental Indenture No. 1 dated as of February 1,
                     1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September
                     15, 1987 between The First National Bank of Boston, as
                     Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987
                     Form 10-K, Exhibit 28-20.)

    (F) 10-154    -  Tax Indemnification Agreement dated as of September 15,
                     1987, between Chrysler Consortium Corporation, as Owner
                     Participant, and Ohio Edison Company, Lessee. (1987 Form
                     10-K, Exhibit 28-21.)

    (F) 10-155    -  Amendment No. 1 dated as of November 5, 1992 to Tax
                     Indemnification Agreement dated as of September 15,
                     1987, between Chrysler Consortium Corporation, as Owner
                     Participant, and Ohio Edison Company, as Lessee. (1994
                     Form 10-K, Exhibit 10-151.)

    (F) 10-156    -  Amendment No. 2 dated as of January 12, 1993 to Tax
                     Indemnification Agreement dated as of September 15,
                     1987, between Chrysler Consortium Corporation, as Owner
                     Participant, and Ohio Edison Company, as Lessee. (1994
                     Form 10-K, Exhibit 10-152.)

    (F) 10-157    -  Amendment No. 3 dated as of September 30, 1994 to Tax
                     Indemnification Agreement dated as of September 15,
                     1987, between Chrysler Consortium Corporation, as Owner
                     Participant, and Ohio Edison Company, as Lessee. (1994
                     Form 10-K, Exhibit 10-153.)

    (F) 10-158    -  Assignment, Assumption and Further Agreement dated as of
                     September 15, 1987, among The First National Bank of
                     Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium
                     Corporation, The Cleveland Electric Illuminating
                     Company, Duquesne Light Company, Ohio Edison Company,
                     Pennsylvania Power Company, and Toledo Edison Company.
                     (1987 Form 10-K, Exhibit 28-22.)

    (F) 10-159    -  Additional Support Agreement dated as of September 15,
                     1987, between The First National Bank of Boston, as
                     Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium
                     Corporation, and Ohio Edison Company. (1987 Form 10-K,
                     Exhibit 28-23.)

        10-160    -  Operating Agreement dated March 10, 1987 with respect to
                     Perry Unit No. 1 between the CAPCO Companies. (1987 Form
                     10-K, Exhibit 28-24.)

        10-161    -  Operating Agreement for Bruce Mansfield Units Nos. 1, 2
                     and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies.
                     (1987 Form 10-K, Exhibit 28-25.)

        10-162    -  Operating Agreement for W. H. Sammis Unit No. 7 dated as of September 1, 1971 by and between the CAPCO Companies.
                     (1987 Form 10-K, Exhibit 28-26.)

        10-163    -  OE-APS Power Interchange Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power
                     Company, and Monongahela Power Company and West Penn
                     Power Company and The Potomac Edison Company. (1987 Form
                     10-K, Exhibit 28-27.)

        10-164    -  OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power
                     Company and Potomac Electric Power Company. (1987 Form
                     10-K, Exhibit 28-28.)

        10-165    -  Supplement No. 1 dated as of April 28, 1987, to the OE-
                     PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power
                     Company, and Potomac Electric Power Company. (1987 Form
                     10-K, Exhibit 28-29.)

        10-166    -  APS-PEPCO Power Resale Agreement dated March 18, 1987,
                     by and among Monongahela Power Company, West Penn Power
                     Company, and The Potomac Edison Company and Potomac
                     Electric Power Company. (1987 Form 10-K, Exhibit 28-30.)

    (A) 12.2      -  Consolidated fixed charge ratios.

    (A) 13.1      -  1999 Annual Report to Stockholders (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

    (A) 21.1      -  List of Subsidiaries of the Registrant at December 31,
                     1999.

    (A) 23.1      -  Consent of Independent Public Accountants.

    (A) 27.1      -  Financial Data Schedule.

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

3.  Exhibits - Penn

        3-1       -  Agreement of Merger and Consolidation dated April 1,
                     1929, among Pennsylvania Power Company (Penn), Harmony
                     Electric Company and Peoples Power Company (consummated
                     May 31, 1930), copies of Letters Patent issued thereon, together with the Election Return and Treasurer's
                     Return, relative to decrease of capital stock; Election
                     Return authorizing change of capital stock and increase of indebtedness; Election Return authorizing change of capital stock; Election Return establishing 4.24%
                     Preferred Stock; Certificate with respect to the establishment of 4.64% Preferred Stock; Election Returns and Certificates of Actual Sale in connection with the purchase by Penn Power of all the property of Pine-
                     Mercer Electric Company, Industry Borough Electric
                     Company, Ohio Township Electric Company, and
                     Shippingport Borough Electric Company; Certificate of
                     Change of Location of Penn Power's principal office;
                     Certificate of Consent authorizing increase in authorized Common Stock; Certificate of Consent with respect to the removal of limitations on the authorized amount of indebtedness of Penn Power; Election Returns and Certificates of Actual Sale in connection with the purchase by Penn Power of all the property of Borolak
                     Public Service Company, Eastfax Public Service Company,
                     Norango Public Service Company, Sadwick Public Service
                     Company, Sosango Public Service Company, Surrick Public
                     Service Company, Wesango Public Service Company, and
                     Westfax Public Service Company; Certificate of Change of
                     Location of Penn Power's principal office; Amendment to the Charter extending the territory in which Penn Power may operate in the Borough of Shippingport, Beaver
                     County, Pennsylvania; Certificate of Consent authorizing increase in authorized Common Stock; Certificate with respect to the establishment of the 8% Preferred Stock;
                     Certificate accepting Business Corporation Law of
                     Pennsylvania for government and regulation of affairs of Penn Power; Articles of Amendment incorporating certain protective provisions relating to Preferred Stock, increasing amount of authorized Preferred Stock and authorizing future increases in amounts of authorized
                     Preferred Stock without a vote of the holders of Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Statement
                     Affecting Class or Series of Shares with respect to the establishment of the 7.64% Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Articles of Amendment increasing the number of authorized shares of Preferred Stock;
                     Statement Affecting Class or Series of Shares with respect to the establishment of the 8.48% Preferred
                     Stock; Articles of Amendment authorizing sinking fund requirements for Preferred Stock; Statement Affecting
                     Class or Series of Shares with respect to the establishment of the 11% Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Statement Affecting Class or Series of
                     Shares with respect to the establishment of the 9.16%
                     Preferred Stock; Articles of Amendment increasing authorized number of shares of Common Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of
                     Shares with respect to the establishment of the 8.24%
                     Preferred Stock; Statement Affecting Class or Series of
                     Shares with respect to the establishment of the 10.50%
                     Preferred Stock; Articles of Amendment increasing authorized number of shares of Common Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of
                     Shares with respect to the establishment of the 15.00%
                     Preferred Stock; Statement Affecting Class or Series of
                     Shares with respect to the establishment of the 11.50%
                     Preferred Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock;
                     Statement Affecting Class or Series of Shares with respect to the establishment of the 13.00% Preferred
                     Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11.50%
                     Preferred Stock, Series B; Articles of Amendment effective April 2, 1987, adding a standard of care for, and limiting the personal liability of, officers and directors; Articles of Amendment effective April 1,
                     1992, setting forth corporate purposes of the Company;
                     Statement With Respect to Shares with respect to the establishment of the 7.625% Preferred Stock and Statement with Respect to Shares with respect to the establishment of the 7.75% Preferred Stock. (Physically filed and designated respectively, as follows: in Form
                     A-2, Registration No. 2-3889, as Exhibit A-1; in Form 1-
                     MD for 1938, File No. 2-3889, as Exhibit (a)-1; in Form
                     1-MD for 1945, File No. 2-3889, as Exhibit A; in Form U-
                     1, File No. 70-2310, as Exhibit A-3 (d); in Form 8-K for
                     March 1951, File No. 1-3491, as Exhibit B; in Form 8-K for June 1958, File No. 1-3491B, as Exhibit 1; in Form
                     10-K for 1959 as Exhibits 1, 2, 3 and 4; in Form 8-K for
                     March 1960, File No. 1-3491B as Exhibit A; in Form U-1,
                     File No. 70-3971, as Exhibit A-2; in Form U-1, File No.
                     70-4055, as Exhibit A-2; as Exhibits 1 through 8 in Form
                     8-K for January 1962, File No. 1-3491; as Exhibit A in
                     Form 8-K for August 1963, File No. 1-3491; as Exhibits A and B in Form 8-K for September 1969, File No. 1-3491;
                     as Exhibit B in Form 8-K for April 1971, File No. 1-
                     3491; as Exhibit B in Form 8-K for September 1971, File
                     No. 1-3491; in Form U-1, File No. 70-5264, as Exhibit A-
                     2; as Exhibit A in Form 8-K for September 1972, File No.
                     1-3491; as Exhibit A in Form 8-K for December 1972, File
                     No. 1-3491; as Exhibit A in Form 8-K for March 1973,
                     File No. 1-3491; as Exhibit A in Form 8-K for December
                     1973, File No. 1-3491; as Exhibits A and C in Form 8-K for February 1974, File No. 1-3491; as Exhibits A and B in Form 8-K for January 1975, File No. 1-3491; as
                     Exhibit F in Form 8-K for May 1975, File No. 1-3491; as
                     Exhibit A in Form 8-K for April 1976, File No. 1-3491;
                     as Exhibit G in Form 10-Q for quarter ended June 30,
                     1977, File No. 1-3491; as Exhibit C in Form 10-K for
                     1977, File No. 1-3491; as Exhibit A in Form 10-K for
                     1977, File No. 1-3491, as Exhibit D in Form 10-Q for quarter ended June 30, 1980, File No. 1-3491; as Exhibit
                     (4) in Form 10-Q for quarter ended June 30, 1981, File
                     No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended
                     June 30, 1982, File No. 1-3491; as Exhibit 4 in Form 10-
                     Q for quarter ended September 30, 1982, File No. 1-3491;
                     as Exhibit 4 in Form 10-Q for quarter ended September
                     30, 1983, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended March 31, 1984, File No. 1-3491; as
                     Exhibit 4 in Form 10-Q for quarter ended June 30, 1984,
                     File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended September 30, 1985, File No. 1-3491; as Exhibit 3-
                     2 in Form 10-K for 1987 File No. 1-3491; as Exhibit 3-2
                     in Form 10-K for 1992 File No. 1-3491; as Exhibit 19-2 in Form 10-K for 1992 File No. 1-3491; and as Exhibit 3-
                     2 in Form 10-K for 1993 File No. 1-3491.)

        3-2       -  By-Laws of Penn as amended March 25, 1992. (1992 Form
                     10-K, Exhibit 3-3, File No. 1-3491.)

    (A) 3-3       -  By-Laws of Penn as amended September 27, 1999.

        4-1*      -  Indenture dated as of November 1, 1945, between Penn and
                     The First National Bank of the City of New York (now
                     Citibank, N.A.), as Trustee, as supplemented and amended by Supplemental Indentures dated as of May 1, 1948,
                     March 1, 1950, February 1, 1952, October 1, 1957,
                     September 1, 1962, June 1, 1963, June 1, 1969, May 1,
                     1970, April 1, 1971, October 1, 1971, May 1, 1972,
                     December 1, 1974, October 1, 1975, September 1, 1976,
                     April 15, 1978, June 28, 1979, January 1, 1980, June 1,
                     1981, January 14, 1982, August 1, 1982, December 15,
                     1982, December 1, 1983, September 6, 1984, December 1,
                     1984, May 30, 1985, October 29, 1985, August 1, 1987,
                     May 1, 1988, November 1, 1989, December 1, 1990,
                     September 1, 1991, May 1, 1992, July 15, 1992, August 1,
                     1992, and May 1, 1993, July 1, 1993, August 31, 1993,
                     September 1, 1993, September 15, 1993, October 1, 1993,
                     November 1, 1993, and August 1, 1994. (Physically filed and designated as Exhibits 2(b) (1)-1 through 2(b) (1)-
                     15 in Registration Statement File No. 2-60837; as
                     Exhibits 2(b) (2), 2(b) (3), and 2 (b) (4) in
                     Registration Statement File No. 2-68906; as Exhibit 4-2
                     in Form 10-K for 1981 File No. 1-3491; as Exhibit 19-1
                     in Form 10-K for 1982 File No. 1-3491; as Exhibit 19-1
                     in Form 10-K for 1983 File No. 1-3491; as Exhibit 19-1
                     in Form 10-K for 1984 File No. 1-3491; as Exhibit 19-1
                     in Form 10-K for 1985 File No. 1-3491; as Exhibit 19-1
                     in Form 10-K for 1987 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1988 File No. 1-3491; as Exhibit 19 in
                     Form 10-K for 1989 File No. 1-3491; as Exhibit 19 in
                     Form 10-K for 1990 File No. 1-3491; as Exhibit 19 in
                     Form 10-K for 1991 File No. 1-3491; as Exhibit 19-1 in
                     Form 10-K for 1992 File No. 1-3491; as Exhibit 4-2 in
                     Form 10-K for 1993 File No. 1-3491; and as Exhibit 4-2 in Form 10-K for 1994 File No. 1-3491.)

----------------------
  * Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K, Penn has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of Penn, but hereby agrees to furnish to the Commission on request any such instruments.

        4-2       -  Supplemental Indenture dated as of September 1, 1995,
                     between Penn and Citibank, N.A., as Trustee. (1995 Form
                     10-K, Exhibit 4-2.)


        4-3       -  Supplemental Indenture dated as of June 1, 1997, between
                     Penn and Citibank, N.A., as Trustee. (1997 Form 10-K,
                     Exhibit 4-3.)

        4-4       -  Supplemental Indenture dated as of June 1, 1998, between
                     Penn and Citibank, N. A., as Trustee. (1998 Form 10-K,
                     Exhibit 4-4.)

    (A) 4-5       -  Supplemental Indenture dated as of September 29, 1999,
                     between Penn and Citibank, N.A., as Trustee.

    (A) 4-6       -  Supplemental Indenture dated as of November 15, 1999,
                     between Penn and Citibank, N.A., as Trustee.

        10-1      -  Administration Agreement between the CAPCO Group dated
                     as of September 14, 1967. (Registration Statement of
                     Ohio Edison Company, File No. 2-43102, Exhibit 5 (c)
                     (2).)

        10-2      -  Amendment No. 1 dated January 4, 1974 to Administration
                     Agreement between the CAPCO Group dated as of September
                     14, 1967. (Registration Statement No. 2-68906, Exhibit 5
                     (c) (3).)

        10-3      -  Transmission Facilities Agreement between the CAPCO
                     Group dated as of September 14, 1967. (Registration
                     Statement of Ohio Edison Company, File No. 2-43102,
                     Exhibit 5 (c) (3).)

        10-4      -  Amendment No. 1 dated as of January 1, 1993 to
                     Transmission Facilities Agreement between the CAPCO
                     Group dated as of September 14, 1967. (1993 Form 10-K,
                     Exhibit 10-4, Ohio Edison Company.)

        10-5      -  Agreement for the Termination or Construction of Certain
                     Agreements effective September 1, 1980 among the CAPCO
                     Group. (Registration Statement No. 2-68906, Exhibit 10-
                     4.)

        10-6      -  Amendment dated as of December 23, 1993 to Agreement for the Termination or Construction of Certain Agreements effective September 1, 1980 among the CAPCO Group. (1993
                     Form 10-K, Exhibit 10-6, Ohio Edison Company.)

        10-7      -  CAPCO Basic Operating Agreement, as amended September 1,
                     1980. (Registration Statement No. 2-68906, as Exhibit
                     10-5.)

        10-8      -  Amendment No. 1 dated August 1, 1981 and Amendment No. 2 dated September 1, 1982, to CAPCO Basic Operating
                     Agreement as amended September 1, 1980. (September 30,
                     1981 Form 10-Q, Exhibit 20-1 and 1982 Form 10-K, Exhibit
                     19-3, File No. 1-2578, of Ohio Edison Company.)

        10-9      -  Amendment No. 3 dated as of July 1, 1984, to CAPCO Basic
                     Operating Agreement as amended September 1, 1980. (1985
                     Form 10-K, Exhibit 10-7, File No 1-2578, of Ohio Edison
                     Company.)

        10-10     -  Basic Operating Agreement between the CAPCO Companies as amended October 1, 1991. (1991 Form 10-K, Exhibit 10-8,
                     File No. 1-2578, of Ohio Edison Company.)

        10-11     -  Basic Operating Agreement between the CAPCO Companies as amended January 1, 1993. (1993 Form 10-K, Exhibit 10-11,
                     Ohio Edison.)

        10-12     -  Memorandum of Agreement effective as of September 1,
                     1980, among the CAPCO Group. (1991 Form 10-K, Exhibit
                     19-2, Ohio Edison Company.)

        10-13     -  Operating Agreement for Beaver Valley Power Station
                     Units Nos. 1 and 2 as Amended and Restated September 15,
                     1987, by and between the CAPCO Companies. (1987 Form 10-
                     K, Exhibit 10-15, File No. 1-2578, of Ohio Edison
                     Company.)

        10-14     -  Construction Agreement with respect to Perry Plant
                     between the CAPCO Group dated as of July 22, 1974.
                     (Registration Statement of Toledo Edison Company, File
                     No. 2-52251, as Exhibit 5 (yy).)

        10-15     -  Participation Agreement No. 1 relating to the financing of the development of certain coal mines, dated as of October 1, 1973, among Quarto Mining Company, the CAPCO
                     Group, Energy Properties, Inc., General Electric Credit
                     Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as
                     Owner Trustee, National City Bank, as Loan Trustee, and
                     National City Bank, as Bond Trustee. (Registration
                     Statement of Ohio Edison Company, File No. 2-61146,
                     Exhibit 5 (e) (1).)

        10-16     -  Amendment No. 1 dated as of September, 15, 1978, to
                     Participation Agreement No. 1 dated as of October 1,
                     1973, among Quarto Mining Company, the CAPCO Group,
                     Energy Properties, Inc., General Electric Credit
                     Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as
                     Owner Trustee, National City Bank, as Loan Trustee, and
                     National City Bank, as Bond Trustee. (Registration
                     Statement No. 2-68906, Exhibit 5 (e) (2).)

        10-17     -  Participation Agreement No. 2 relating to the financing of the development of certain coal mines, dated as of August 1, 1974, among Quarto Mining Company, the CAPCO
                     Group, Energy Properties, Inc., General Electric Credit
                     Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as
                     Owner Trustee, National City Bank, as Loan Trustee, and
                     National City Bank, as Bond Trustee. (Ohio Edison
                     Company, File No. 2-53059, Exhibit 5 (h) (2).)

        10-18     -  Amendment No. 1 dated as of September 15, 1978, to
                     Participation Agreement No. 2 dated as of August 1,
                     1974, among Quarto Mining Company, the CAPCO Group,
                     Energy Properties, Inc., General Electric Credit
                     Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as
                     Owner Trustee, National City Bank, as Loan Trustee, and
                     National City Bank, as Bond Trustee. (Registration
                     Statement No. 2-68906, Exhibit 5(e) (4).)

        10-19     -  Participation Agreement No. 3 relating to the financing of the development of certain coal mines, dated as of September 15, 1978, among Quarto Mining Company, the
                     CAPCO Group, Energy Properties, Inc., General Electric
                     Credit Corporation, the Loan Participants listed in
                     Schedules A and B thereto, Central National Bank of
                     Cleveland, as Owner Trustee, National City Bank, as Loan
                     Trustee, and National City Bank, as Bond Trustee.
                     (Registration Statement No. 2-68906, Exhibit 5 (e) (5).)

        10-20     -  Participation Agreement No. 4 relating to the financing of the development of certain coal mines, dated as of October 31, 1980, among Quarto Mining Company, the CAPCO
                     Group, the Loan Participants listed in Schedule A thereto and National City Bank, as Bond Trustee.
                     (Registration Statement No. 2-68906, Exhibit 10-16.)

        10-21     -  Participation Agreement No. 5 dated as of May 1, 1986,
                     among Quarto Mining Company, the CAPCO Companies, the
                     Loan Participants listed in Schedule A thereto, and National City Bank, as Bond Trustee. (1986 Form 10-K,
                     Exhibit 10-22, File No. 1-2578, Ohio Edison Company.)

        10-22     -  Participation Agreement No. 6 dated as of December 1,
                     1991, among Quarto Mining Company, the CAPCO Companies, the Loan Participants listed in Schedule A thereto, National City Bank, as Mortgage Bond Trustee, and
                     National City Bank, as Refunding Bond Trustee. (1991
                     Form 10-K, Exhibit 10-19, File No. 1-2578, Ohio Edison
                     Company.)

        10-23     -  Agreement entered into as of October 20, 1981, among the
                     CAPCO Companies regarding the use of Quarto Coal at Mansfield Units Nos. 1, 2 and 3. (1981 Form 10-K,
                     Exhibit 20-1, File No. 1-2578, Ohio Edison Company.)

        10-24     -  Restated Option Agreement dated as of May 1, 1983, by
                     and between The North American Coal Corporation and the
                     CAPCO Companies. (1983 Form 10-K, Exhibit 19-1, File No.
                     1-2578, Ohio Edison Company.)

        10-25     -  Trust Indenture and Mortgage dated as of October 1,
                     1973, between Quarto Mining Company and National City
                     Bank, as Bond Trustee, together with Guaranty, dated as of October 1, 1973, with respect thereto by the CAPCO
                     Group. (Registration Statement of Ohio Edison Company,
                     File No. 2-61146, Exhibit 5 (e) (5).)

        10-26     -  Amendment No. 1 dated August 1, 1974, to Trust Indenture and Mortgage dated as of October 1, 1973, between Quarto
                     Mining Company and National City Bank, as Bond Trustee, together with Amendment No. 1 dated August 1, 1974, to
                     Guaranty dated as of October 1, 1973, with respect thereto by the CAPCO Group. (Registration Statement of Ohio Edison Company, File No. 2-53059, Exhibit 5 (h)
                     (2).)

        10-27     -  Amendment No. 2 dated as of September 15, 1978, to Trust
                     Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City
                     Bank, as Bond Trustee, together with Amendment No. 2 dated as of September 15, 1978, to Bond Guaranty dated as of October 1, 1973, as amended, between the CAPCO
                     Group and National City Bank, as Bond Trustee.
                     (Registration Statement No. 2-68906, Exhibits 5 (e) (11) and 5 (e) (12).)

        10-28     -  Amendment No. 3 dated as of October 31, 1980, to Trust
                     Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City
                     Bank, as Bond Trustee. (Registration Statement No. 2-
                     68906, Exhibit 10-16.)

        10-29     -  Amendment No. 4 dated as of July 1, 1985, to Trust
                     Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City
                     Bank, as Bond Trustee. (1985 Form 10-K, Exhibit 10-28,
                     File No. 1-2578, Ohio Edison Company.)

        10-30     -  Amendment No 5 dated as of May 1, 1986, to Trust
                     Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City
                     Bank, as Bond Trustee. (1986 Form 10-K, Exhibit 10-30,
                     File No. 1-2578, Ohio Edison Company.)

        10-31     -  Amendment No. 6 dated as of December 1, 1991, to Trust
                     Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City
                     Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-28,
                     File No. 1-2578, Ohio Edison Company.)

        10-32     -  Trust Indenture dated as of December 1, 1991, between
                     Quarto Mining Company and National City Bank, as Bond
                     Trustee. (1991 Form 10-K, Exhibit 10-29, File No. 1-25-
                     78, Ohio Edison Company.)

        10-33     -  Amendment No. 3 dated as of October 31, 1980, to the
                     Bond Guaranty dated as of October 1, 1973, as amended, with respect to the CAPCO Group. (Registration Statement
                     No. 2-68906, Exhibit 10-16.)

        10-34     -  Amendment No. 4 dated as of July 1, 1985, to the Bond
                     Guaranty dated as of October 1, 1973, as amended, by the CAPCO Companies to National City Bank, as Bond Trustee.
                     (1985 Form 10-K, Exhibit 10-30, File No. 1-2578, Ohio
                     Edison Company.)

        10-35     -  Amendment No. 5 dated as of May 1, 1986, to the Bond
                     Guaranty dated as of October 1, 1973, as amended, by the CAPCO Companies to National City Bank, as Bond Trustee.
                     (1986 Form 10-K, Exhibit 10-33, File No. 1-2578, Ohio
                     Edison Company.)

        10-36     -  Amendment No. 6A dated as of December 1, 1991, to the
                     Bond Guaranty dated as of October 1, 1973, as amended, by the CAPCO Companies to National City Bank, as Bond
                     Trustee. (1991 Form 10-K, Exhibit 10-33, File No. 1-
                     2578, Ohio Edison Company.)

        10-37     -  Amendment No. 6B dated as of December 30, 1991, to the
                     Bond Guaranty dated as of October 1, 1973, as amended, by the CAPCO Companies to National City Bank, as Bond
                     Trustee. (1991 Form 10-K, Exhibit 10-34, File No. 1-
                     2578, Ohio Edison Company.)

        10-38     -  Bond Guaranty dated as of December 1, 1991, by the CAPCO
                     Companies to National City Bank, as Bond Trustee. (1991
                     Form 10-K, Exhibit 10-35, File No. 1-2578, Ohio Edison
                     Company.)

        10-39     -  Open End Mortgage dated as of October 1, 1973, between
                     Quarto Mining Company and the CAPCO Companies and
                     Amendment No. 1 thereto dated as of September 15, 1978.
                     (Registration Statement No. 2-68906, Exhibit 10-23.)

        10-40     -  Restructuring Agreement dated as of April 1, 1985, among
                     Quarto Mining Company, the CAPCO Companies, Energy
                     Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in schedules thereto, Central National Bank of Cleveland, as Owner Trustee,
                     National City Bank, as Loan Trustee, and National City
                     Bank, as Bond Trustee. (1985 Form 10-K, Exhibit 10-33,
                     File No. 1-2578, Ohio Edison Company.)

        10-41     -  Unsecured Note Guaranty dated as of July 1, 1985, by the
                     CAPCO Companies to General Electric Credit Corporation.
                     (1985 Form 10-K, Exhibit 10-34, File No. 1-2578, Ohio
                     Edison Company.)

        10-42     -  Memorandum of Understanding dated as of March 31, 1985, among the CAPCO Companies. (1985 Form 10-K, Exhibit 10-
                     35, File No. 1-2578, Ohio Edison Company.)

    (B) 10-43     -  Ohio Edison System Executive Supplemental Life Insurance
                     Plan. (1995 Form 10-K, Exhibit 10-44, File No. 1-2578,
                     Ohio Edison Company.)

    (B) 10-44     -  Ohio Edison System Executive Incentive Compensation
                     Plan. (1995 Form 10-K, Exhibit 10-45, File No. 1-2578,
                     Ohio Edison Company.)

    (B) 10-45     -  Ohio Edison System Restated and Amended Executive
                     Deferred Compensation Plan. (1995 Form 10-K, Exhibit 10-
                     46, File No. 1-2578, Ohio Edison Company.)

    (B) 10-46     -  Ohio Edison System Restated and Amended Supplemental
                     Executive Retirement Plan. (1995 Form 10-K, Exhibit 10-
                     47, File No. 1-2578, Ohio Edison Company.)

        10-47     -  Operating Agreement for Perry Unit No. 1 dated March 10,
                     1987, by and between the CAPCO Companies. (1987 Form 10-
                     K, Exhibit 28-24, File No. 1-2578, Ohio Edison Company.)

        10-48     -  Operating Agreement for Bruce Mansfield Units Nos. 1, 2
                     and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies.
                     (1987 Form 10-K, Exhibit 28-25, File No. 1-2578, Ohio
                     Edison Company.)

        10-49     -  Operating Agreement for W. H. Sammis Unit No. 7 dated as of September 1, 1971, by and between the CAPCO
                     Companies. (1987 Form 10-K, Exhibit 28-26, File No. 1-
                     2578, Ohio Edison Company.)

        10-50     -  OE-APS Power Interchange Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power
                     Company, and Monongahela Power Company and West Penn
                     Power Company and The Potomac Edison Company. (1987 Form
                     10-K, Exhibit 28-27, File No. 1-2578, of Ohio Edison
                     Company.)

        10-51     -  OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power
                     Company and Potomac Electric Power Company. (1987 Form
                     10-K, Exhibit 28-28, File No. 1-2578, of Ohio Edison
                     Company.)

        10-52     -  Supplement No. 1 dated as of April 28, 1987, to the OE-
                     PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power
                     Company and Potomac Electric Power Company. (1987 Form
                     10-K, Exhibit 28-29, File No. 1-2578, of Ohio Edison
                     Company.)

        10-53     -  APS-PEPCO Power Resale Agreement dated March 18, 1987,
                     by and among Monongahela Power Company, West Penn Power
                     Company, and The Potomac Edison Company and Potomac
                     Electric Power Company. (1987 Form 10-K, Exhibit 28-30,
                     File No. 1-2578, of Ohio Edison Company.)

        10-54     -  Pennsylvania Power Company Master Decommissioning Trust
                     Agreement for Beaver Valley Power Station and Perry
                     Nuclear Power Plant dated as of April 21, 1995. (Quarter ended June 30, 1995 Form 10-Q, Exhibit 10, File No. 1-
                     3491.)

        10-55     -  Nuclear Fuel Lease dated as of March 31, 1989, between
                     OES Fuel, Incorporated, as Lessor, and Pennsylvania
                     Power Company, as Lessee. (1989 Form 10-K, Exhibit 10-
                     39, File No. 1-3491.)

    (A) 12.5      -  Fixed charge ratios.

    (A) 13.4      -  1999 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the Securities and Exchange Commission.)

    (A) 23.3      -  Consent of Independent Public Accountants.

    (A) 27.4      -  Financial Data Schedule.

    (A)           -  Provided herein in electronic format as an exhibit.

    (B)           -  Management contract or compensatory plan contract or
                     arrangement filed pursuant to Item 601 of Regulation S-
                     K.

                     Pursuant to Rule 14a-3(10) of the Securities Exchange Act of 1934, the Company will furnish any exhibit in this Report upon the payment of the Company's expenses in furnishing such exhibit.

3.  Exhibits - Common Exhibits to CEI and TE

Exhibit
Number
-------

    2(a)          -  Agreement and Plan of Merger between Ohio Edison and
                     Centerior Energy dated as of September 13, 1996 (Exhibit
                     (2)-1, Form S-4 File No. 333-21011, filed by
                     FirstEnergy).

    2(b)          -  Merger Agreement by and among Centerior Acquisition
                     Corp., FirstEnergy and Centerior (Exhibit (2)-3, Form S-
                     4 File No. 333-21011, filed by FirstEnergy).

    4(a)          -  Rights Agreement (Exhibit 4, June 25, 1996 Form 8-K,
                     File Nos. 1-9130, 1-2323 and 1-3583).

    4(b)(1)       -  Form of Note Indenture between Cleveland Electric,
                     Toledo Edison and The Chase Manhattan Bank, as Trustee dated as of June 13, 1997 (Exhibit 4(c), Form S-4 File
                     No. 333-35931, filed by Cleveland Electric and Toledo
                     Edison).

    4(b)(2)       -  Form of First Supplemental Note Indenture between
                     Cleveland Electric, Toledo Edison and The Chase
                     Manhattan Bank, as Trustee dated as of June 13, 1997
                     (Exhibit 4(d), Form S-4 File No. 333-35931, filed by
                     Cleveland Electric and Toledo Edison).

    10b(1)(a)     -  CAPCO Administration Agreement dated November 1, 1971,
                     as of September 14, 1967, among the CAPCO Group members regarding the organization and procedures for implementing the objectives of the CAPCO Group (Exhibit
                     5(p), Amendment No. 1, File No. 2-42230, filed by
                     Cleveland Electric).

    10b(1)(b)     -  Amendment No. 1, dated January 4, 1974, to CAPCO
                     Administration Agreement among the CAPCO Group members
                     (Exhibit 5(c)(3), File No. 2-68906, filed by Ohio
                     Edison).

    10b(2)        -  CAPCO Transmission Facilities Agreement dated November
                     1, 1971, as of September 14, 1967, among the CAPCO Group members regarding the installation, operation and maintenance of transmission facilities to carry out the objectives of the CAPCO Group (Exhibit 5(q), Amendment
                     No. 1, File No. 2-42230, filed by Cleveland Electric).

    10b(2)(1)     -  Amendment No. 1 to CAPCO Transmission Facilities
                     Agreement, dated December 23, 1993 and effective as of January 1, 1993, among the CAPCO Group members regarding requirements for payment of invoices at specified times, for payment of interest on non-timely paid invoices, for restricting adjustment of invoices after a four-year period, and for revising the method for computing the Investment Responsibility charge for use of a member's transmission facilities (Exhibit 10b(2)(1), 1993 Form
                     10-K, File Nos. 1-9130, 1-2323 and 1-3583).

    10b(3)        -  CAPCO Basic Operating Agreement As Amended January 1,
                     1993 among the CAPCO Group members regarding coordinated operation of the members' systems (Exhibit 10b(3), 1993
                     Form 10-K, File Nos. 1-9130, 1-2323 and 1-3583).

    10b(4)        -  Agreement for the Termination or Construction of Certain
                     Agreement By and Among the CAPCO Group members, dated
                     December 23, 1993 and effective as of September 1, 1980
                     (Exhibit 10b(4), 1993 Form 10-K, File Nos. 1-9130, 1-
                     2323 and 1-3583).

    10b(5)        -  Construction Agreement, dated July 22, 1974, among the
                     CAPCO Group members and relating to the Perry Nuclear
                     Plant (Exhibit 5 (yy), File No. 2-52251, filed by Toledo
                     Edison).

    10b(6)        -  Contract, dated as of December 5, 1975, among the CAPCO
                     Group members for the construction of Beaver Valley Unit
                     No. 2 (Exhibit 5 (g), File No. 2-52996, filed by
                     Cleveland Electric).

    10b(7)        -  Amendment No. 1, dated May 1, 1977, to Contract, dated
                     as of December 5, 1975, among the CAPCO Group members for the construction of Beaver Valley Unit No. 2
                     (Exhibit 5(d)(4), File No. 2-60109, filed by Ohio
                     Edison).

    10d(1)(a)     -  Form of Collateral Trust Indenture among CTC Beaver
                     Valley Funding Corporation, Cleveland Electric, Toledo
                     Edison and Irving Trust Company, as Trustee (Exhibit
                     4(a), File No. 33-18755, filed by Cleveland Electric and
                     Toledo Edison).

    10d(1)(b)     -  Form of Supplemental Indenture to Collateral Trust
                     Indenture constituting Exhibit 10d(1)(a) above, including form of Secured Lease Obligation bond (Exhibit
                     4(b), File No. 33-18755, filed by Cleveland Electric and
                     Toledo Edison).

    10d(1)(c)     -  Form of Collateral Trust Indenture among Beaver Valley
                     II Funding Corporation, The Cleveland Electric
                     Illuminating Company and The Toledo Edison Company and
                     The Bank of New York, as Trustee (Exhibit (4) (a), File
                     No. 33-46665, filed by Cleveland Electric and Toledo
                     Edison).

    10d(1)(d)     -  Form of Supplemental Indenture to Collateral Trust
                     Indenture constituting Exhibit 10d(1)(c) above, including form of Secured Lease Obligation Bond (Exhibit
                     (4) (b), File No. 33-46665, filed by Cleveland Electric and Toledo Edison).

    10d(2)(a)     -  Form of Collateral Trust Indenture among CTC Mansfield
                     Funding Corporation, Cleveland Electric, Toledo Edison and IBJ Schroder Bank & Trust Company, as Trustee
                     (Exhibit 4(a), File No. 33-20128, filed by Cleveland
                     Electric and Toledo Edison).

    10d(2)(b)     -  Form of Supplemental Indenture to Collateral Trust
                     Indenture constituting Exhibit 10d(2)(a) above, including forms of Secured Lease Obligation bonds
                     (Exhibit 4(b), File No. 33-20128, filed by Cleveland
                     Electric and Toledo Edison).

    10d(3)(a)     -  Form of Facility Lease dated as of September 15, 1987
                     between The First National Bank of Boston, as Owner
                     Trustee under a Trust Agreement dated as of September
                     15, 1987 with the limited partnership Owner Participant named therein, Lessor, and Cleveland Electric and Toledo
                     Edison, Lessee (Exhibit 4(c), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

    10d(3)(b)     -  Form of Amendment No. 1 to Facility Lease constituting
                     Exhibit 10d(3)(a) above (Exhibit 4(e), File No. 33-
                     18755, filed by Cleveland Electric and Toledo Edison).

    10d(4)(a)     -  Form of Facility Lease dated as of September 15, 1987
                     between The First National Bank of Boston, as Owner
                     Trustee under a Trust Agreement dated as of September
                     15, 1987 with the corporate Owner Participant named therein, Lessor, and Cleveland Electric and Toledo
                     Edison, Lessees (Exhibit 4(d), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

    10d(4)(b)     -  Form of Amendment No. 1 to Facility Lease constituting
                     Exhibit 10d(4)(a) above (Exhibit 4(f), File No. 33-
                     18755, filed by Cleveland Electric and Toledo Edison).

    10d(5)(a)     -  Form of Facility Lease dated as of September 30, 1987
                     between Meridian Trust Company, as Owner Trustee under a
                     Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Lessor, and Cleveland
                     Electric and Toledo Edison, Lessees (Exhibit 4(c), File
                     No. 33-20128, filed by Cleveland Electric and Toledo
                     Edison).

    10d(5)(b)     -  Form of Amendment No. 1 to the Facility Lease
                     constituting Exhibit 10d(5)(a) above (Exhibit 4(f), File
                     No. 33-20128, filed by Cleveland Electric and Toledo
                     Edison).

    10d(6)(a)     -  Form of Participation Agreement dated as of September
                     15, 1987 among the limited partnership Owner Participant named therein, the Original Loan Participants listed in
                     Schedule 1 thereto, as Original Loan Participants, CTC
                     Beaver Valley Fund Corporation, as Funding Corporation,
                     The First National Bank of Boston, as Owner Trustee,
                     Irving Trust Company, as Indenture Trustee, and
                     Cleveland Electric and Toledo Edison, as Lessees
                     (Exhibit 28(a), File No. 33-18755, filed by Cleveland
                     Electric And Toledo Edison).

    10d(6)(b)     -  Form of Amendment No. 1 to Participation Agreement
                     constituting Exhibit 10d(6)(a) above (Exhibit 28(c),
                     File No. 33-18755, filed by Cleveland Electric and
                     Toledo Edison).

    10d(7)(a)     -  Form of Participation Agreement dated as of September
                     15, 1987 among the corporate Owner Participant named therein, the Original Loan Participants listed in
                     Schedule 1 thereto, as Owner Loan Participants, CTC
                     Beaver Valley Funding Corporation, as Funding
                     Corporation, The First National Bank of Boston, as Owner
                     Trustee, Irving Trust Company, as Indenture Trustee, and
                     Cleveland Electric and Toledo Edison, as Lessees
                     (Exhibit 28(b), File No. 33-18755, filed by Cleveland
                     Electric and Toledo Edison).

    10d(7)(b)     -  Form of Amendment No. 1 to Participation Agreement
                     constituting Exhibit 10d(7)(a) above (Exhibit 28(d),
                     File No. 33-18755, filed by Cleveland Electric and
                     Toledo Edison).

    10d(8)(a)     -  Form of Participation Agreement dated as of September
                     30, 1987 among the Owner Participant named therein, the Original Loan Participants listed in Schedule II thereto, as Owner Loan Participants, CTC Mansfield
                     Funding Corporation, Meridian Trust Company, as Owner
                     Trustee, IBJ Schroder Bank & Trust Company, as Indenture
                     Trustee, and Cleveland Electric and Toledo Edison, as
                     Lessees (Exhibit 28(a), File No. 33-20128, filed by
                     Cleveland Electric and Toledo Edison).

    10d(8)(b)     -  Form of Amendment No. 1 to the Participation Agreement
                     constituting Exhibit 10d(8)(a) above (Exhibit 28(b),
                     File No. 33-20128, filed by Cleveland Electric and
                     Toledo Edison).

    10d(9)        -  Form of Ground Lease dated as of September 15, 1987
                     between Toledo Edison, Ground Lessor, and The First
                     National Bank of Boston, as Owner Trustee under a Trust
                     Agreement dated as of September 15, 1987 with the Owner
                     Participant named therein, Tenant (Exhibit 28(e), File
                     No. 33-18755, filed by Cleveland Electric and Toledo
                     Edison).

    10d(10)       -  Form of Site Lease dated as of September 30, 1987
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

    10d(12)       -  Form of Amendment No. 1 to the Site Leases constituting
                     Exhibits 10d(10) and 10d(11) above (Exhibit 4(f), File
                     No. 33-20128, filed by Cleveland Electric and Toledo
                     Edison).

    10d(13)       -  Form of Assignment, Assumption and Further Agreement
                     dated as of September 15, 1987 among The First National
                     Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner
                     Participant named therein, Cleveland Electric, Duquesne,
                     Ohio Edison, Pennsylvania Power and Toledo Edison
                     (Exhibit 28(f), File No. 33-18755, filed by Cleveland
                     Electric and Toledo Edison).

    10d(14)       -  Form of Additional Support Agreement dated as of
                     September 15, 1987 between The First National Bank of
                     Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner Participant named therein, and Toledo Edison (Exhibit 28(g), File
                     No. 33-18755, filed by Cleveland Electric and Toledo
                     Edison).

    10d(15)       -  Form of Support Agreement dated as of September 30, 1987 between Meridian Trust Company, as Owner Trustee under a
                     Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Toledo Edison,
                     Cleveland Electric, Duquesne, Ohio Edison and
                     Pennsylvania Power (Exhibit 28(e), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

    10d(16)       -  Form of Indenture, Bill of Sale, Instrument of Transfer
                     and Severance Agreement dated as of September 30, 1987 between Toledo Edison, Seller, and The First National
                     Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner
                     Participant named therein, Buyer (Exhibit 28(h), File
                     No. 33-18755, filed by Cleveland Electric and Toledo
                     Edison).

    10d(17)       -  Form of Bill of Sale, Instrument of Transfer and
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

    10d(19)       -  Forms of Refinancing Agreement, including exhibits
                     thereto, among the Owner Participant named therein, as Owner Participant, CTC Beaver Valley Funding
                     Corporation, as Funding Corporation, Beaver Valley II
                     Funding Corporation, as New Funding Corporation, The
                     Bank of New York, as Indenture Trustee, The Bank of New
                     York, as New Collateral Trust Trustee, and The Cleveland
                     Electric Illuminating Company and The Toledo Edison
                     Company, as Lessees (Exhibit (28)(e)(i), File No. 33-
                     46665, filed by Cleveland Electric and Toledo Edison).

    10d(20)(a)    -  Form of Amendment No. 2 to Facility Lease among Citicorp
                     Lescaman, Inc., Cleveland Electric and Toledo Edison
                     (Exhibit 10(a), Form S-4 File No. 333-47651, filed by
                     Cleveland Electric).

    10d(20)(b)    -  Form of Amendment No. 3 to Facility Lease among Citicorp
                     Lescaman, Inc., Cleveland Electric and Toledo Edison
                     (Exhibit 10(b), Form S-4 File No. 333-47651, filed by
                     Cleveland Electric).

    10d(21)(a)    -  Form of Amendment No. 2 to Facility Lease among US West
                     Financial Services, Inc., Cleveland Electric and Toledo
                     Edison (Exhibit 10(c), Form S-4 File No. 333-47651, filed by Cleveland Electric).

    10d(21)(b)    -  Form of Amendment No. 3 to Facility Lease among US West
                     Financial Services, Inc., Cleveland Electric and Toledo
                     Edison (Exhibit 10(d), Form S-4 File No. 333-47651, filed by Cleveland Electric).

    10d(22)       -  Form of Amendment No. 2 to Facility Lease among Midwest
                     Power Company, Cleveland Electric and Toledo Edison
                     (Exhibit 10(e), Form S-4 File No. 333-47651, filed by
                     Cleveland Electric).

    10e(1)        -  Centerior Energy Corporation Equity Compensation Plan
                     (Exhibit 99, Form S-8, File No. 33-59635).

3.  Exhibits - Cleveland Electric Illuminating (CEI)

    3a            -  Amended Articles of Incorporation of CEI, as amended,
                     effective May 28, 1993 (Exhibit 3a, 1993 Form 10-K,
                     File No. 1-2323).

    3b            -  Regulations of CEI, dated April 29, 1981, as amended
                     effective October 1, 1988 and April 24, 1990 (Exhibit
                     3b, 1990 Form 10-K, File No. 1-2323).

    (B)4b(1)      -  Mortgage and Deed of Trust between CEI and Guaranty
                     Trust Company of New York (now The Chase Manhattan Bank (National Association)), as Trustee, dated July 1, 1940 (Exhibit 7(a), File No. 2-4450).

                     Supplemental Indentures between CEI and the Trustee, supplemental to Exhibit 4b(1), dated as follows:

    4b(2)         -  July 1, 1940 (Exhibit 7(b), File No. 2-4450).
    4b(3)         -  August 18, 1944 (Exhibit 4(c), File No. 2-9887).
    4b(4)         -  December 1, 1947 (Exhibit 7(d), File No. 2-7306).
    4b(5)         -  September 1, 1950 (Exhibit 7(c), File No. 2-8587).
    4b(6)         -  June 1, 1951 (Exhibit 7(f), File No. 2-8994).
    4b(7)         -  May 1, 1954 (Exhibit 4(d), File No. 2-10830).
    4b(8)         -  March 1, 1958 (Exhibit 2(a)(4), File No. 2-13839).
    4b(9)         -  April 1, 1959 (Exhibit 2(a)(4), File No. 2-14753).
    4b(10)        -  December 20, 1967 (Exhibit 2(a)(4), File No. 2-30759).
    4b(11)        -  January 15, 1969 (Exhibit 2(a)(5), File No. 2-30759).
    4b(12)        -  November 1, 1969 (Exhibit 2(a)(4), File No. 2-35008).
    4b(13)        -  June 1, 1970 (Exhibit 2(a)(4), File No. 2-37235).
    4b(14)        -  November 15, 1970 (Exhibit 2(a)(4), File No. 2-38460).
    4b(15)        -  May 1, 1974 (Exhibit 2(a)(4), File No. 2-50537).
    4b(16)        -  April 15, 1975 (Exhibit 2(a)(4), File No. 2-52995).
    4b(17)        -  April 16, 1975 (Exhibit 2(a)(4), File No. 2-53309).
    4b(18)        -  May 28, 1975 (Exhibit 2(c), June 5, 1975 Form 8-A, File
                     No. 1-2323).
    4b(19)        -  February 1, 1976 (Exhibit 3(d)(6), 1975 Form 10-K, File
                     No. 1-2323).
    4b(20)        -  November 23, 1976 (Exhibit 2(a)(4), File No. 2-57375).
    4b(21)        -  July 26, 1977 (Exhibit 2(a)(4), File No. 2-59401).
    4b(22)        -  September 27, 1977 (Exhibit 2(a)(5), File No. 2-67221).
    4b(23)        -  May 1, 1978 (Exhibit 2(b), June 30, 1978 Form 10-Q, File
                     No. 1-2323).
    4b(24)        -  September 1, 1979 (Exhibit 2(a), September 30, 1979
                     Form 10-Q, File No. 1-2323).
    4b(25)        -  April 1, 1980 (Exhibit 4(a)(2), September 30, 1980 Form
                     10-Q, File No. 1-2323).
    4b(26)        -  April 15, 1980 (Exhibit 4(b), September 30, 1980 Form
                     10-Q, File No. 1-2323).
    4b(27)        -  May 28, 1980 (Exhibit 2(a)(4), Amendment No. 1, File No.
                     2-67221).
    4b(28)        -  June 9, 1980 (Exhibit 4(d), September 30, 1980 Form 10-
                     Q, File No. 1-2323).
    4b(29)        -  December 1, 1980 (Exhibit 4(b)(29), 1980 Form 10-K, File
                     No. 1-2323).
    4b(30)        -  July 28, 1981 (Exhibit 4(a), September 30, 1981, Form
                     10-Q, File No. 1-2323).
    4b(31)        -  August 1, 1981 (Exhibit 4(b), September 30, 1981, Form
                     10-Q, File No. 1-2323).
    4b(32)        -  March 1, 1982 (Exhibit 4(b)(3), Amendment No. 1, File
                     No. 2-76029).
    4b(33)        -  July 15, 1982 (Exhibit 4(a), September 30, 1982 Form 10-
                     Q, File No. 1-2323).
    4b(34)        -  September 1, 1982 (Exhibit 4(a)(1), September 30, 1982
                     Form 10-Q, File No. 1-2323).
    4b(35)        -  November 1, 1982 (Exhibit 4(a)(2), September 30, 1982
                     Form 10-Q, File No. 1-2323).
    4b(36)        -  November 15, 1982 (Exhibit 4(b)(36), 1982 Form 10-K,
                     File No. 1-2323).
    4b(37)        -  May 24, 1983 (Exhibit 4(a), June 30, 1983 Form 10-Q,
                     File No. 1-2323).
    4b(38)        -  May 1, 1984 (Exhibit 4, June 30, 1984 Form 10-Q, File
                     No. 1-2323).
    4b(39)        -  May 23, 1984 (Exhibit 4, May 22, 1984 Form 8-K, File No.
                     1-2323).
    4b(40)        -  June 27, 1984 (Exhibit 4, June 11, 1984 Form 8-K, File
                     No. 1-2323).
    4b(41)        -  September 4, 1984 (Exhibit 4b(41), 1984 Form 10-K, File
                     No. 1-2323).
    4b(42)        -  November 14, 1984 (Exhibit 4b(42), 1984 Form 10-K, File
                     No. 1-2323).
    4b(43)        -  November 15, 1984 (Exhibit 4b(43), 1984 Form 10-K, File
                     No. 1-2323).
    4b(44)        -  April 15, 1985 (Exhibit 4(a), May 8, 1985 Form 8-K, File
                     No. 1-2323).
    4b(45)        -  May 28, 1985 (Exhibit 4(b), May 8, 1985 Form 8-K, File
                     No. 1-2323).
    4b(46)        -  August 1, 1985 (Exhibit 4, September 30, 1985 Form 10-Q,
                     File No. 1-2323).
    4b(47)        -  September 1, 1985 (Exhibit 4, September 30, 1985 Form 8-
                     K, File No. 1-2323).
    4b(48)        -  November 1, 1985 (Exhibit 4, January 31, 1986 Form 8-K,
                     File No. 1-2323).
    4b(49)        -  April 15, 1986 (Exhibit 4, March 31, 1986 Form 10-Q,
                     File No. 1-2323).
    4b(50)        -  May 14, 1986 (Exhibit 4(a), June 30, 1986 Form 10-Q,
                     File No. 1-2323).
    4b(51)        -  May 15, 1986 (Exhibit 4(b), June 30, 1986 Form 10-Q,
                     File No. 1-2323).
    4b(52)        -  February 25, 1987 (Exhibit 4b(52), 1986 Form 10-K, File
                     No. 1-2323).
    4b(53)        -  October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-
                     Q, File No. 1-2323).
    4b(54)        -  February 24, 1988 (Exhibit 4b(54), 1987 Form 10-K, File
                     No. 1-2323).
    4b(55)        -  September 15, 1988 (Exhibit 4b(55), 1988 Form 10-K, File
                     No. 1-2323).
    4b(56)        -  May 15, 1989 (Exhibit 4(a)(2)(i), File No. 33-32724).
    4b(57)        -  June 13, 1989 (Exhibit 4(a)(2)(ii), File No. 33-32724).
    4b(58)        -  October 15, 1989 (Exhibit 4(a)(2)(iii), File No. 33-
                     32724).
    4b(59)        -  January 1, 1990 (Exhibit 4b(59), 1989 Form 10-K, File
                     No. 1-2323).
    4b(60)        -  June 1, 1990 (Exhibit 4(a). September 30, 1990 Form 10-
                     Q, File No. 1-2323).
    4b(61)        -  August 1, 1990 (Exhibit 4(b), September 30, 1990 Form
                     10-Q, File No. 1-2323).
    4b(62)        -  May 1, 1991 (Exhibit 4(a), June 30, 1991 Form 10-Q,
                     File No. 1-2323).
    4b(63)        -  May 1, 1992 (Exhibit 4(a)(3), File No. 33-48845).
    4b(64)        -  July 31, 1992 (Exhibit 4(a)(3), File No. 33-57292).
    4b(65)        -  January 1, 1993 (Exhibit 4b(65), 1992 Form 10-K, File
                     No. 1-2323).
    4b(66)        -  February 1, 1993 (Exhibit 4b(66), 1992 Form 10-K, File
                     No. 1-2323).
    4b(67)        -  May 20, 1993 (Exhibit 4(a), July 14, 1993 Form 8-K, File
                     No. 1-2323).
    4b(68)        -  June 1, 1993 (Exhibit 4(b), July 14, 1993 Form 8-K, File
                     No. 1-2323).
    4b(69)        -  September 15, 1994 (Exhibit 4(a), September 30, 1994
                     Form 10-Q, File No. 1-2323).
    4b(70)        -  May 1, 1995 (Exhibit 4(a), September 30, 1995 Form 10-Q,
                     File No. 1-2323).
    4b(71)        -  May 2, 1995 (Exhibit 4(b), September 30, 1995 Form 10-Q,
                     File No. 1-2323).
    4b(72)        -  June 1, 1995 (Exhibit 4(c), September 30, 1995 Form 10-
                     Q, File No. 1-2323).
    4b(73)        -  July 15, 1995 (Exhibit 4b(73), 1995 Form 10-K, File No.
                     1-2323).
    4b(74)        -  August 1, 1995 (Exhibit 4b(74), 1995 Form 10-K, File No.
                     1-2323).
    4b(75)        -  June 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-
                     35931, filed by Cleveland Electric and Toledo Edison).
    4b(76)        -  October 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-
                     47651, filed by Cleveland Electric).
    4b(77)        -  June 1, 1998 (Exhibit 4b(77), Form S-4 File No. 333-
                     72891).
    4b(78)        -  October 1, 1998 (Exhibit 4b(78), Form S-4 File No. 333-
                     72891).
    4b(79)        -  October 1, 1998 (Exhibit 4b(79), Form S-4 File No. 333-
                     72891).
    4b(80)        -  February 24, 1999 (Exhibit 4b(80), Form S-4 File No.
                     333-72891).
    (A)  4b(81)   -  September 29, 1999.
    (A)  4b(82)   -  January 15, 2000.

    4c            -  Open-End Subordinate Indenture of Mortgage between The
                     Cleveland Electric Illuminating Company and Bank One,
                     Columbus N.A., as Trustee, Dated as of June 1, 1994
                     (Exhibit 4(a), August 26, 1994 Form 8-K, File No. 1-
                     2323).

    4d            -  Form of Note Indenture between Cleveland Electric and
                     The Chase Manhattan Bank, as Trustee dated as of October
                     24, 1997 (Exhibit 4(b), Form S-4 File No. 333-47651,
                     filed by Cleveland Electric).

    4d(1)         -  Form of Supplemental Note Indenture between Cleveland
                     Electric and The Chase Manhattan Bank, as Trustee dated as of October 24, 1997 (Exhibit 4(c), Form S-4 File No.
                     333-47651, filed by Cleveland Electric).

    10-1          -  Administration Agreement between the CAPCO Group dated
                     as of September 14, 1967. (Registration No. 2-43102,
                     Exhibit 5(c)(2).)

    10-2          -  Amendment No. 1 dated January 4, 1974 to Administration
                     Agreement between the CAPCO Group dated as of September
                     14, 1967. (Registration No. 2-68906, Exhibit 5(c)(3).)

    10-3          -  Transmission Facilities Agreement between the CAPCO
                     Group dated as of September 14, 1967. (Registration No.
                     2-43102, Exhibit 5(c)(3).)

    10-4          -  Amendment No. 1 dated as of January 1, 1993 to
                     Transmission Facilities Agreement between the CAPCO
                     Group dated as of September 14, 1967. (1993 Form 10-K,
                     Exhibit 10-4.)

    10-5          -  Agreement for the Termination or Construction of Certain
                     Agreements effective September 1, 1980, October 15, 1997
                     (Exhibit 4(a), Form S-4 File No. 333-47651, filed by
                     Cleveland Electric).

    (A)12.3       -  Consolidated fixed charge ratios.

    (A)13.2       -  1999 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

    (A)21.2       -  List of Subsidiaries of the Registrant at December 31,
                     1999.

    (A)23.2       -  Consent of Independent Public Accountants.

    (A)27.2       -  Financial Data Schedule.

    (A)           -  Provided herein in electronic format as an exhibit.

    (B)           -  Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of
                     Regulation S-K, CEI has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of CEI, but hereby agrees to furnish to the Commission on request any such instruments.

3.  Exhibits - Toledo Edison (TE)

Exhibit
Number
-------

    3a            -  Amended Articles of Incorporation of TE, as amended
                     effective October 2, 1992 (Exhibit 3a, 1992 Form 10-K,
                     File No. 1-3583).

    3b            -  Code of Regulations of TE dated January 28, 1987, as
                     amended effective July 1 and October 1, 1988 and April
                     24, 1990 (Exhibit 3b, 1990 Form 10-K, File No. 1-3583).

    (B)4b(1)      -  Indenture, dated as of April 1, 1947, between TE and The
                     Chase National Bank of the City of New York (now The
                     Chase Manhattan Bank (National Association)) (Exhibit
                     2(b), File No. 2-26908).
    4b(2)         -  September 1, 1948 (Exhibit 2(d), File No. 2-26908).
    4b(3)         -  April 1, 1949 (Exhibit 2(e), File No. 2-26908).
    4b(4)         -  December 1, 1950 (Exhibit 2(f), File No. 2-26908).
    4b(5)         -  March 1, 1954 (Exhibit 2(g), File No. 2-26908).
    4b(6)         -  February 1, 1956 (Exhibit 2(h), File No. 2-26908).
    4b(7)         -  May 1, 1958 (Exhibit 5(g), File No. 2-59794).
    4b(8)         -  August 1, 1967 (Exhibit 2(c), File No. 2-26908).
    4b(9)         -  November 1, 1970 (Exhibit 2(c), File No. 2-38569).
    4b(10)        -  August 1, 1972 (Exhibit 2(c), File No. 2-44873).
    4b(11)        -  November 1, 1973 (Exhibit 2(c), File No. 2-49428).
    4b(12)        -  July 1, 1974 (Exhibit 2(c), File No. 2-51429).
    4b(13)        -  October 1, 1975 (Exhibit 2(c), File No. 2-54627).
    4b(14)        -  June 1, 1976 (Exhibit 2(c), File No. 2-56396).
    4b(15)        -  October 1, 1978 (Exhibit 2(c), File No. 2-62568).
    4b(16)        -  September 1, 1979 (Exhibit 2(c), File No. 2-65350).
    4b(17)        -  September 1, 1980 (Exhibit 4(s), File No. 2-69190).
    4b(18)        -  October 1, 1980 (Exhibit 4(c), File No. 2-69190).
    4b(19)        -  April 1, 1981 (Exhibit 4(c), File No. 2-71580).
    4b(20)        -  November 1, 1981 (Exhibit 4(c), File No. 2-74485).
    4b(21)        -  June 1, 1982 (Exhibit 4(c), File No. 2-77763).
    4b(22)        -  September 1, 1982 (Exhibit 4(x), File No. 2-87323).
    4b(23)        -  April 1, 1983 (Exhibit 4(c), March 31, 1983, Form 10-Q,
                     File No. 1-3583).
    4b(24)        -  December 1, 1983 (Exhibit 4(x), 1983 Form 10-K, File No.
                     1-3583).
    4b(25)        -  April 1, 1984 (Exhibit 4(c), File No. 2-90059).
    4b(26)        -  October 15, 1984 (Exhibit 4(z), 1984 Form 10-K, File No.
                     1-3583).
    4b(27)        -  October 15, 1984 (Exhibit 4(aa), 1984 Form 10-K, File
                     No. 1-3583).
    4b(28)        -  August 1, 1985 (Exhibit 4(dd), File No. 33-1689).
    4b(29)        -  August 1, 1985 (Exhibit 4(ee), File No. 33-1689).
    4b(30)        -  December 1, 1985 (Exhibit 4(c), File No. 33-1689).
    4b(31)        -  March 1, 1986 (Exhibit 4b(31), 1986 Form 10-K, File No.
                     1-3583).
    4b(32)        -  October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-
                     Q, File No. 1-3583).
    4b(33)        -  September 15, 1988 (Exhibit 4b(33), 1988 Form 10-K, File
                     No. 1-3583).
    4b(34)        -  June 15, 1989 (Exhibit 4b(34), 1989 Form 10-K, File No.
                     1-3583).
    4b(35)        -  October 15, 1989 (Exhibit 4b(35), 1989 Form 10-K, File
                     No. 1-3583).
    4b(36)        -  May 15, 1990 (Exhibit 4, June 30, 1990 Form 10-Q, File
                     No. 1-3583).
    4b(37)        -  March 1, 1991 (Exhibit 4(b), June 30, 1991 Form 10-Q,
                     File No. 1-3583).
    4b(38)        -  May 1, 1992 (Exhibit 4(a)(3), File No. 33-48844).
    4b(39)        -  August 1, 1992 (Exhibit 4b(39), 1992 Form 10-K, File No.
                     1-3583).
    4b(40)        -  October 1, 1992 (Exhibit 4b(40), 1992 Form 10-K, File
                     No. 1-3583).
    4b(41)        -  January 1, 1993 (Exhibit 4b(41), 1992 Form 10-K, File
                     No. 1-3583).
    4b(42)        -  September 15, 1994 (Exhibit 4(b), September 30, 1994
                     Form 10-Q, File No. 1-3583).
                     File No. 1-3583).
    4b(43)        -  May 1, 1995 (Exhibit 4(d), September 30, 1995 Form 10-Q,
                     File No. 1-3583).
    4b(44)        -  June 1, 1995 (Exhibit 4(e), September 30, 1995 Form 10-
                     Q, File No. 1-3583).
    4b(45)        -  July 14, 1995 (Exhibit 4(f), September 30, 1995 Form 10-
                     Q, File No. 1-3583).
    4b(46)        -  July 15, 1995 (Exhibit 4(g), September 30, 1995 Form 10-
                     Q, File No. 1-3583).
    4b(47)        -  August 1, 1997 (Exhibit 4b(47), 1998 Form 10-K, File No.
                     1-3583).
    4b(48)        -  June 1, 1998 (Exhibit 4b (48), 1998 Form 10-K, File No.
                     1-3583).
    (A) 4b(49)    -  January 15, 2000.
    4c            -  Open-End Subordinate Indenture of Mortgage between The
                     Toledo Edison Company and Bank One, Columbus, N.A., as
                     Trustee, dated as of June 1, 1994 (Exhibit 4(b), August
                     26, 1994 Form 8-K, File No. 1-3583).

    (A) 12.4      -  Consolidated fixed charge ratios.

    (A) 13.3      -  1999 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

    (A) 21.3      -  List of Subsidiaries of the Registrant at December 31,
                     1999.

    (A) 27.3      -  Financial Data Schedule.

    (A)           -  Provided herein in electronic format as an exhibit.

    (B)           -  Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of
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

           None.








                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders and Board of Directors of FirstEnergy Corp.:


          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in FirstEnergy Corp.'s Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 11, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.








                                      ARTHUR ANDERSEN LLP






Cleveland, Ohio
February 11, 2000





                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders and Board of Directors of Ohio Edison Company:


          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Ohio Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 11, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.










                                    ARTHUR ANDERSEN LLP






Cleveland, Ohio
February 11, 2000








                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders and Board of Directors of The Cleveland Electric Illuminating Company:


         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The Cleveland Electric Illuminating Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 11, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.







                                  ARTHUR ANDERSEN LLP






Cleveland, Ohio
February 11, 2000







                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS








To the Stockholders and Board of Directors of The Toledo Edison Company:


          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The Toledo Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 11, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.







                                   ARTHUR ANDERSEN LLP






Cleveland, Ohio
February 11, 2000





                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders and Board of Directors of Pennsylvania Power Company:


          We have audited, in accordance with generally accepted auditing standards, the financial statements included in Pennsylvania Power Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 11, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







                                    ARTHUR ANDERSEN LLP





Cleveland, Ohio
February 11, 2000


                                                                                        SCHEDULE II

                                          FIRSTENERGY CORP.

                             CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                           Additions
                                                      -------------------
                                                                  Charged
                                          Beginning    Charged    to Other                   Ending
    Description                            Balance    to Income   Accounts      Deductions   Balance
    -----------                           ---------   ---------   --------      ---------    -------
                                                                (In Thousands)
Year Ended December 31, 1999:

  Accumulated provision for
    uncollectible accounts - customers     $ 6,397     $ 8,668    $2,313 (a)    $10,659 (b)  $ 6,719
                                           =======     =======    ======        =======      =======
                           - other         $46,251     $ 4,039    $   18 (a)    $44,949 (b)  $ 5,359
                                           =======     =======    ======        =======      =======

Year Ended December 31, 1998:

  Accumulated provision for
    uncollectible accounts - customers     $ 5,618     $28,984    $2,290 (a)    $30,495 (b)  $ 6,397
                                           =======     =======    ======        =======      =======
                           - other         $ 4,026     $45,836    $   42 (a)    $ 3,653 (b)  $46,251
                                           =======     =======    ======        =======      =======

Year Ended December 31, 1997:

  Accumulated provision for
    uncollectible accounts - customers     $  2,306     $13,565    $2,277 (a)    $12,530 (b)  $ 5,618
                                           ========     =======    ======        =======      =======
                           - other         $     --     $   941    $4,808 (c)    $ 1,723      $ 4,026
                                           ========     =======    ======        =======      =======

---------------------------
(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.
(c)  Includes the $4,026,000 effect of the FirstEnergy merger on November 8, 1997.


                                                                                         SCHEDULE II
                                         OHIO EDISON COMPANY

                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                           Additions
                                                      -------------------
                                                                  Charged
                                          Beginning    Charged    to Other                   Ending
    Description                            Balance    to Income   Accounts      Deductions   Balance
    -----------                           ---------   ---------   --------      ---------    -------
                                                                (In Thousands)
Year Ended December 31, 1999:

  Accumulated provision for
    uncollectible accounts  - customers    $6,397       $ 8,401   $2,313 (a)    $10,659 (b)   $6,452
                                           ======       =======   ======        =======       ======
                            - other        $   --       $ 1,000   $   --        $    --       $1,000
                                           ======       =======   ======        =======       =======

Year Ended December 31, 1998:

  Accumulated provision for
    uncollectible accounts                 $5,618       $ 7,933   $2,290 (a)    $ 9,444 (b)   $6,397
                                           ======       =======   ======        =======       ======

Year Ended December 31, 1997:

  Accumulated provision for
    uncollectible accounts                 $2,306       $10,979   $2,277 (a)    $ 9,944 (b)   $5,618
                                           ======       =======   ======        =======       ======


------------------------
(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.


                                                                                        SCHEDULE II

                          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                         CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                            Additions
                                                      -------------------
                                                                  Charged
                                          Beginning    Charged    to Other                   Ending
    Description                            Balance    to Income   Accounts      Deductions   Balance
    -----------                           ---------   ---------   --------      ---------    -------
                                                                (In Thousands)
Year Ended December 31, 1999:

  Accumulated provision for
    uncollectible accounts                 $  491       $ 1,180   $   18 (a)    $   689 (b)   $1,000
                                           ======       =======   ======        =======       ======

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
                                           ======       =======   ======        =======       ======

-----------------------------------------------------------------------------------------------------

  Jan. 1 - Nov. 7, 1997                    $   58       $12,853   $1,366 (a)    $13,051 (b)   $1,226
                                           ======       =======   ======        =======       ======

---------------------
(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.


                                                                                         SCHEDULE II

                                    THE TOLEDO EDISON COMPANY

                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                           Additions
                                                      -------------------
                                                                  Charged
                                          Beginning    Charged    to Other                     Ending
    Description                            Balance    to Income   Accounts      Deductions     Balance
    -----------                           ---------   ---------   --------      ---------      -------
                                                                (In Thousands)
Year Ended December 31, 1999:

  Accumulated provision for
    uncollectible accounts                 $  100       $   --    $   --        $  100 (b)    $   --
                                           ======       ======    ======        ======        ======

Year Ended December 31, 1998:

  Accumulated provision for
    uncollectible accounts                 $2,800       $  192    $   --        $2,892 (b)    $  100
                                           ======       ======    ======        ======        ======

Year Ended December 31, 1997:

  Accumulated provision for
    uncollectible accounts:

  Nov. 8 - Dec. 31, 1997                   $2,800       $1,196    $  566 (a)    $1,762 (b)    $2,800
                                           ======       ======    ======        ======        ======

------------------------------------------------------------------------------------------------------

  Jan. 1 - Nov. 7, 1997                    $  100       $9,367    $1,797 (a)    $8,464 (b)    $2,800
                                           ======       ======    ======        ======        ======

------------------------
(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.


                                                                                           SCHEDULE  II

                                       PENNSYLVANIA POWER COMPANY

                                    VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                           Additions
                                                      -------------------
                                                                  Charged
                                          Beginning    Charged    to Other                     Ending
    Description                            Balance    to Income   Accounts      Deductions     Balance
    -----------                           ---------   ---------   --------      ---------      -------
                                                                (In Thousands)
Year Ended December 31, 1999:

  Accumulated provision for
    uncollectible accounts                 $3,599       $1,289    $300 (a)      $1,651 (b)    $3,537
                                           ======       ======    ====          ======        ======

Year Ended December 31, 1998:

  Accumulated provision for
    uncollectible accounts                 $3,609       $1,242    $409 (a)      $1,661 (b)    $3,599
                                           ======       ======    ====          ======        ======
Year Ended December 31, 1997:

  Accumulated provision for
    uncollectible accounts                 $  569       $4,409    $397 (a)      $1,766 (b)    $3,609
                                           ======       ======    ====          ======        ======

------------------------
(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.


                                SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FIRSTENERGY CORP.


                                      BY /s/  H. Peter Burg
                                              -------------------------------
                                              H. Peter Burg
                                              Chairman of the Board
                                              and Chief Executive Officer

Date:  March 21, 2000


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/  H. Peter Burg                       /s/  Anthony J. Alexander
-------------------------------------    ------------------------------------
     H. Peter Burg                            Anthony J. Alexander
     Chairman of the Board                    President and Director
     and Chief Executive Officer
     and Director (Principal
     Executive Officer)

/s/  Richard H. Marsh                    /s/  Harvey L. Wagner
-------------------------------------    ------------------------------------
     Richard H. Marsh                         Harvey L. Wagner
     Vice President and                       Controller
     Chief Financial Officer                  (Principal Accounting Officer)
    (Principal Financial Officer)

/s/  Carol A. Cartwright                 /s/  Glenn H. Meadows
-------------------------------------    ------------------------------------
     Carol A. Cartwright                      Glenn H. Meadows
     Director                                 Director

/s/  William F. Conway                   /s/  Paul J. Powers
-------------------------------------    ------------------------------------
     William F. Conway                        Paul J. Powers
     Director                                 Director


/s/  Robert B. Heisler, Jr.              /s/  Robert C. Savage
-------------------------------------    ------------------------------------
     Robert B. Heisler, Jr.                   Robert C. Savage
     Director                                 Director

/s/  Robert L. Loughhead                 /s/  George M. Smart
-------------------------------------    ------------------------------------
     Robert L. Loughhead                      George M. Smart
     Director                                 Director

/s/  Russell W. Maier                    /s/  Jesse T. Williams, Sr.
-------------------------------------    ------------------------------------
     Russell W. Maier                         Jesse T. Williams, Sr.
     Director                                  Director


Date:  March 21, 2000

                                  SIGNATURES





          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      OHIO EDISON COMPANY


                                      BY  /s/  H. Peter Burg
                                               ------------------------------
                                               H. Peter Burg
                                               President


Date:  March 21, 2000


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/  H. Peter Burg                       /s/  Richard H. Marsh
-------------------------------------    ------------------------------------
     H. Peter Burg                            Richard H. Marsh
     President and Director                   Vice President and Director
     (Principal Executive Officer)            (Principal Financial Officer)



/s/  Harvey L. Wagner                    /s/  Anthony J. Alexander
-------------------------------------    ------------------------------------
     Harvey L. Wagner                         Anthony J. Alexander
     Controller                               Director
     (Principal Accounting Officer)








Date:  March 21, 2000

                              SIGNATURES





          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE CLEVELAND ELECTRIC
                                       ILLUMINATING COMPANY


                                      BY  /s/  H. Peter Burg
                                          -----------------------------------
                                               H. Peter Burg
                                               President


Date:  March 21, 2000



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/  H. Peter Burg                       /s/  Richard H. Marsh
-------------------------------------    ------------------------------------
     H. Peter Burg                            Richard H. Marsh
     President and Director                   Vice President and Director
     (Principal Executive Officer)            (Principal Financial Officer)



/s/  Harvey L. Wagner                    /s/  Anthony J. Alexander
-------------------------------------    ------------------------------------
     Harvey L. Wagner                         Anthony J. Alexander
     Controller                               Director
     (Principal Accounting Officer)






Date:  March 21, 2000

                                    SIGNATURES





          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE TOLEDO EDISON COMPANY

                                      BY  /s/  H. Peter Burg
                                          -----------------------------------
                                               H. Peter Burg
                                               President




Date:  March 21, 2000




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/  H. Peter Burg                       /s/  Richard H. Marsh
-------------------------------------    ------------------------------------
     H. Peter Burg                            Richard H. Marsh
     President and Director                   Vice President and Director
     (Principal Executive Officer)            (Principal Financial Officer)




/s/  Harvey L. Wagner                    /s/  Anthony J. Alexander
-------------------------------------    ------------------------------------
     Harvey L. Wagner                         Anthony J. Alexander
     Controller                               Director
     (Principal Accounting Officer)







Date:  March 21, 2000

                                SIGNATURES




          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PENNSYLVANIA POWER COMPANY

                                      BY  /s/  H. Peter Burg
                                          -----------------------------------
                                               H. Peter Burg
                                               Chairman of the Board and
                                               Chief Executive Officer


Date:  March 21, 2000



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/  H. Peter Burg                       /s/  Richard H. Marsh
-------------------------------------    ------------------------------------
     H. Peter Burg                            Richard H. Marsh
     Chairman of the Board and                Vice President and Director
     Chief Executive Officer                  (Principal Financial Officer)
     (Principal Executive Officer)



/s/  Harvey L. Wagner                    /s/  Anthony J. Alexander
-------------------------------------    ------------------------------------
     Harvey L. Wagner                         Anthony J. Alexander
     Controller                               Director
     (Principal Accounting Officer)







Date:  March 21, 2000