Form 10-K/A
period 1999-12-31
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 2000-04-28
CIK 1031296, 20947, 73960, 77278, 352049

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549
                               FORM 10-K/A

                             AMENDMENT NO. 1

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

AMENDMENT NO. 1



          The following item has been amended to update the Executive Officers section on pages 11-13 of Item 1 to include an officer not listed in the original filing:

ITEM 1.  BUSINESS

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
                       Vice President - Marketing and
                        Customer Service Support-OE              *-1995

M. B. Carroll    48    Vice President - Corporate Affairs        1997-present
                       Manager - Sandusky Area-OE                *-1997

K. W. Dindo      50    Vice President - Energy Services          1998-present
                       Vice President and Controller -
                        Caliber System, Inc.                     *-1998

D. S. Elliott    45    Vice President - Sales and Marketing      1997-present
                       Manager - FirstEnergy Services - OE       1997
                       Manager - Eastern Division - OE           1996-1997
                       Manager - Youngstown Division - OE        *-1996

A. R. Garfield   61    Senior Vice President                     2000-present
                       Vice President - Business Development     1997-2000
                       Vice President - System Operations - OE   *-1997

J. A. Gill       63    Senior Vice President - Administrative
                        Services                                 1998-present
                       Vice President - Administrative Services  1997-1998
                       Vice President - Administration - OE      *-1997

K. J. Keough     40    Vice President - Business Planning &
                        Ventures                                 1999-present
                       Partner - McKinsey & Company              1995-1999
                       Associate - McKinsey & Company            *-1995

R. H. Marsh      49    Vice President and Chief Financial
                        Officer                                  1998-present
                       Vice President - Finance                  1997-1998
                       Treasurer - OE                            *-1997

G. L. Pipitone   50    Vice President - Fossil Production        1997-present
                       Vice President - Generation and
                        Transmission - OE                        1996-1997
                       Manager - Akron Division - OE             *-1996

S. F. Szwed      47    Vice President - Transmission             1997-present
                       Vice President - Engineering & Planning
                        - Centerior Service Company              1995-1997
                       Director - System Planning & Operations
                        - Centerior Service Company              *-1995

L. L. Vespoli    40    Vice President and General Counsel        2000-present
                       Associate General Counsel                 1997-2000
                       Senior Attorney - OE                      1995-1997
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
                       Senior Planning Analyst - OE              *-1995

H. L. Wagner     47    Controller                                1997-present
                       Comptroller - OE                          *-1997

Except for H. P. Burg, A. J. Alexander, M. B. Carroll, K. W. Dindo, D. S. Elliott and K. J. Keough, the officers above hold the same office for FirstEnergy, OE, CEI and TE.
Except for R. Joseph Hrach holding the office of President and J. A. Gill and
A. R. Garfield holding the offices of Vice President, and except for H. P. Burg, A. J. Alexander, M. B. Carroll, K. W. Dindo, D. S. Elliott and K. J. Keough, the officers above hold the same offices for Penn.

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


                                      FIRSTENERGY CORP.


                                      BY /s/  H. Peter Burg
                                              -----------------------------
                                              H. Peter Burg
                                              Chairman of the Board
                                              and Chief Executive Officer

Date:  April 27, 2000


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/  H. Peter Burg                       /s/  Anthony J. Alexander
-------------------------------------    ----------------------------------
     H. Peter Burg                            Anthony J. Alexander
     Chairman of the Board                    President and Director
     and Chief Executive Officer
     and Director (Principal
     Executive Officer)

/s/  Richard H. Marsh                    /s/  Harvey L. Wagner
-------------------------------------    ----------------------------------
     Richard H. Marsh                         Harvey L. Wagner
     Vice President and                       Controller
     Chief Financial Officer                  (Principal Accounting Officer)
    (Principal Financial Officer)

/s/  Carol A. Carwright                  /s/  Glenn H. Meadows
-------------------------------------    ----------------------------------
     Carol A. Cartwright                      Glenn H. Meadows
     Director                                 Director

/s/  William F. Conway                   /s/  Paul J. Powers
-------------------------------------    ----------------------------------
     William F. Conway                        Paul J. Powers
     Director                                 Director


/s/  Robert B. Heisler, Jr.              /s/  Robert C. Savage
-------------------------------------    ----------------------------------
     Robert B. Heisler, Jr.                   Robert C. Savage
     Director                                 Director

/s/  Robert L. Loughhead                 /s/  George M. Smart
-------------------------------------    ----------------------------------
     Robert L. Loughhead                      George M. Smart
     Director                                 Director

/s/  Russell W. Maier                    /s/  Jesse T. Williams, Sr.
-------------------------------------    ----------------------------------
     Russell W. Maier                         Jesse T. Williams, Sr.
     Director                                 Director


Date:  April 27, 2000