Form 10-Q
period 2000-03-31
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 2000-05-12
CIK 1031296, 20947, 73960, 77278, 352049

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

                                  OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______  to _______

Commission       Registrant; State of Incorporation;      I.R.S. Employer
File Number         Address; and Telephone Number        Identification No.
-----------    ---------------------------------------   ------------------

333-21011      FIRSTENERGY CORP.                            34-1843785
               (An Ohio Corporation)
               76 South Main Street
               Akron, Ohio  44308
               Telephone (800)736-3402


1-2578         OHIO EDISON COMPANY                          34-0437786
               (An Ohio Corporation)
               76 South Main Street
               Akron, OH  44308
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

Yes  X    No
    ---  ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      OUTSTANDING
              CLASS                                AS OF MAY 5, 2000
              -----                                -----------------

  FirstEnergy Corp., $.10 par value                   230,504,441
  Ohio Edison Company, $9 par value                           100
  The Cleveland Electric Illuminating Company,
   no par value                                        79,590,689
  The Toledo Edison Company, $5 par value              39,133,887
  Pennsylvania Power Company, $30 par value             6,290,000

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

                           TABLE OF CONTENTS


                                                                    Pages

Part I.    Financial Information

           Notes to Financial Statements                             1-4

       FirstEnergy Corp.

           Consolidated Statements of Income                          5
           Consolidated Balance Sheets                               6-7
           Consolidated Statements of Cash Flows                      8
           Report of Independent Public Accountants                   9
           Management's Discussion and Analysis of Results
            of Operations and Financial Condition                   10-13

       Ohio Edison Company

           Consolidated Statements of Income                         14
           Consolidated Balance Sheets                              15-16
           Consolidated Statements of Cash Flows                     17
           Report of Independent Public Accountants                  18
           Management's Discussion and Analysis of Results
            of Operations and Financial Condition                   19-20

       The Cleveland Electric Illuminating Company

           Consolidated Statements of Income                         21
           Consolidated Balance Sheets                              22-23
           Consolidated Statements of Cash Flows                     24
           Report of Independent Public Accountants                  25
           Management's Discussion and Analysis of Results
            of Operations and Financial Condition                   26-27

       The Toledo Edison Company

           Consolidated Statements of Income                         28
           Consolidated Balance Sheets                              29-30
           Consolidated Statements of Cash Flows                     31
           Report of Independent Public Accountants                  32
           Management's Discussion and Analysis of Results
            of Operations and Financial Condition                   33-34

       Pennsylvania Power Company

           Statements of Income                                      35
           Balance Sheets                                           36-37
           Statements of Cash Flows                                  38
           Report of Independent Public Accountants                  39
           Management's Discussion and Analysis of Results
            of Operations and Financial Condition                   40-41


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

          The condensed unaudited financial statements of FirstEnergy and each of the Companies reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in connection with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 1999 for FirstEnergy and the Companies. Significant intercompany transactions have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The reported results of operations are not indicative of results of operations for any future period. Certain prior year amounts have been reclassified to conform with the current year presentation.

          Penn's results of operations for the three months ended March 31, 1999 include Penn and its wholly owned subsidiary, Penn Power Energy, Inc.
(PPE). Penn's interest in PPE was transferred to FirstEnergy Services Corp., an affiliate, effective December 31, 1999.

          The sole assets of the subsidiary trust that is the obligor on the preferred securities included in FirstEnergy's and OE's capitalization are $123,711,350 principal amount of 9% Junior Subordinated Debentures of OE due December 31, 2025.

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

       CAPITAL EXPENDITURES-

          FirstEnergy's current forecast reflects expenditures of approximately $3.0 billion (OE-$766 million, CEI-$529 million, TE-$259 million, Penn-$234 million and unregulated subsidiaries-$1.212 billion) for property additions and improvements from 2000-2004, of which approximately $689 million (OE-$215 million, CEI-$99 million, TE-$94 million, Penn-$32 million and unregulated subsidiaries-$249 million) is applicable to 2000. Investments for additional nuclear fuel during the 2000-2004 period are estimated to be approximately $489 million (OE-$123 million, CEI-$164 million, TE-$113 million and Penn-$89 million), of which approximately $149 million (OE-$35 million, CEI-$54 million, TE-$38 million and Penn-$22 million) applies to 2000.

       STOCK REPURCHASE PROGRAM-

          On November 17, 1998, the Board of Directors authorized the repurchase of up to 15 million shares of FirstEnergy's common stock over a three-year period beginning in 1999. Repurchases are made on the open market, at prevailing prices, and are funded primarily through the use of operating cash flows. During the first quarter of 2000, FirstEnergy repurchased and retired 2.0 million shares of its common stock at an average price of $21.37 per share. In 1999, FirstEnergy also entered into a forward contract with Credit Suisse First Boston Corporation for the purchase of 1.4 million shares of FirstEnergy's common stock at an average price of $24.22 per share to be settled on November 3, 2000. The contract may be settled through gross physical settlement, net share settlement or net cash settlement at FirstEnergy's election.

       ENVIRONMENTAL MATTERS-

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies estimate capital expenditures for environmental compliance of approximately $292 million (OE-$144 million, CEI-$84 million, TE-$33 million and Penn-$31 million), which is included in the construction estimate given under "Capital Expenditures" for 2000 through 2004.

          The Companies are in compliance with the current sulfur dioxide
(SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the Environmental Protection Agency
(EPA) finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities by May 2003. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions across a region of twenty-two states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. In March 2000, the U.S. Court of Appeals for the D.C. Circuit upheld EPA's NOx Transport Rule except as applied to the State of Wisconsin and portions of Georgia and Missouri. The Court's decision left in place a stay which delays the requirement for states to submit revised State Implementation Plans (SIP) which comply with individual state NOx budgets established by the EPA contemplating an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions. A proposed Federal Implementation Plan accompanied the NOx Transport Rule and may be implemented by the EPA in states which fail to revise their SIP. In another separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. The EPA position is that the Section 126 petitions will be adequately addressed by the NOx Transport Program, but a December 17, 1999 rulemaking established an alternative program which would require nearly identical 85% NOx reductions at 392 utility plants, including the Companies' Ohio and Pennsylvania plants, by May 2003, in the event implementation of the NOx Transport Rule is delayed. Additional Section 126 petitions were filed by New Jersey, Maryland, Delaware and the District of Columbia in mid-1999 and are still under evaluation by the EPA. The Companies continue to evaluate their compliance plans and other compliance options.

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

          In July 1997, EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. In May 1999, the U.S. Court of Appeals for the D.C. Circuit remanded both standards to the EPA, having found constitutional and other defects in the new NAAQS rules. The D.C. Circuit Court, on October 29, 1999, denied an EPA petition for rehearing. The Companies cannot predict the EPA's action in response to the Court's remand order. The cost of compliance with these regulations, if they are reinstated, may be substantial and will depend on the manner in which they are ultimately implemented, if at all, by the states in which the Companies operate affected facilities.

          In September 1999, FirstEnergy received, and subsequently in October 1999, OE and Penn received, a citizen suit notification letter from the New York Attorney General's office alleging Clean Air Act violations at the W. H. Sammis Plant. In November 1999, OE and Penn received a citizen suit notification letter from the Connecticut Attorney General's office alleging Clean Air Act violations at the Sammis Plant. In November 1999 and March 2000, the EPA issued Notices of Violation (NOV) or a Compliance Order to eight utilities covering 36 power plants, including the Sammis Plant. In addition, the U.S. Department of Justice filed seven civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. Although unable to predict the outcome of these proceedings, FirstEnergy believes the Sammis Plant is in full compliance with the Clean Air Act and the NOV and complaint are without merit. Penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. It is anticipated at this time that the Sammis Plant will continue to operate until these proceedings are concluded.

          As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion waste products, such as coal ash, were exempted from hazardous waste disposal requirements pending EPA's evaluation of the need for future regulation. EPA has issued its final regulatory determination that regulation of coal ash as a hazardous waste is unnecessary. On April 25, 2000, EPA announced that it will develop national standards regulating disposal of coal ash under its authority to regulate nonhazardous waste.

          CEI and TE have been named as "potentially responsible parties"
(PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued liabilities of $4.8 million and $0.6 million, respectively, as of March 31, 2000, based on estimates of the costs of cleanup and the proportionate responsibility of other PRPs for such costs. CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

3 -  REGULATORY ACCOUNTING:

          FirstEnergy has reached an agreement with major parties to the transition plan it had filed in 1999, on behalf of OE, CEI and TE under Ohio's electric utility restructuring law. Other parties recommending approval to The Public Utilities Commission of Ohio (PUCO) included the PUCO staff, the Ohio Consumers' Counsel, the Industrial Energy Users-Ohio, power marketers and others.

          Major provisions of the agreement consist of approval of the transition plan as filed, including recovery of transition costs through no later than 2006 for OE, mid-2007 for TE and 2008 for CEI, except where a longer period of recovery is provided for in the agreement. The total transition cost amounts to be recovered are as filed in the transition plan. FirstEnergy will also allow preferred access to non-affiliated marketers, brokers and aggregators over FirstEnergy's subsidiaries to 1,120 megawatts of generation capacity through 2005 at established prices for sales to the Ohio operating companies' retail customers. The base electric rate freeze for distribution service for OE, CEI and TE under their current respective regulatory plans will be extended from December 31, 2005 through December 31, 2007. The transition rate credits for customers under their current regulatory plans will also be extended through the Companies' respective transition cost recovery periods.

          Beginning January 1, 2001 when Ohio electric customers have the choice to select their generation suppliers under the Ohio restructuring law, the agreement provides to FirstEnergy's Ohio customers electing alternative suppliers, an additional incentive applied to the shopping credit of 45% for residential customers, 30% for commercial customers and 15% for industrial customers. The amount of the incentive will serve to reduce the amortization of transition costs during the market development period (January 1, 2001 through December 31, 2005) and will be recovered through the extension of the transition cost recovery periods. If the customer shopping goals established in the agreement are not achieved by the end of 2005, the transition cost recovery periods could be shortened for OE, CEI and TE to reduce recovery by as much as $500 million (OE-$250 million, CEI-$170 million and TE-$80 million), but any such adjustment would be computed on a class-by-class and pro-rata basis.

          The application of Statement of Financial Accounting Standards
(SFAS) No. 71 "Accounting for the Effect of Certain Types of Regulation" (SFAS 71) to OE's generation business and the nonnuclear generation businesses of CEI and TE will be discontinued when the PUCO issues its order. If the stipulated agreement is approved by the PUCO, OE, CEI and TE do not anticipate a charge to earnings. The Companies will continue to bill and collect cost-based rates for their transmission and distribution services, which will remain regulated; accordingly, it is appropriate that the Companies continue the application of SFAS 71 to those respective operations after December 31, 2000.

4 -  NEW ACCOUNTING STANDARD:

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. FirstEnergy has not completed quantifying the impacts of adopting SFAS 133 on its financial statements or determined the method of its adoption. However, SFAS 133 could increase volatility in earnings and other comprehensive income. FirstEnergy anticipates adopting the new statement on its amended effective date of January 1, 2001.

5 -  SEGMENT INFORMATION:

          FirstEnergy's primary segment is its Electric Utility Operating Companies which include four electric utility operating companies that provide electric service in Ohio and Pennsylvania. Its other material business segment consists of the subsidiaries that operate unregulated businesses. Financial data for these business segments are as follows:



Segment Financial Information
-----------------------------

                                       Electric      Unregulated      Reconciling
Three Months Ended:                    Utilities     Businesses       Eliminations   Totals
------------------                     ---------     -----------      ------------   ------
                                                         (In millions)
March 31, 2000
--------------
External revenues                      $ 1,275        $  333           $    --       $ 1,608
Intersegment revenues                       28            26               (54)           --
  Total revenues                         1,303           359               (54)        1,608
Depreciation and amortization              197             5                --           202
Net interest charges                       131            18               (14)          135
Income taxes                                97             1                --            98
Net income/Earnings on common stock        141             2                (2)          141
Total assets                            16,721         2,091              (704)       18,108
Property additions                         117            35                --           152
Acquisitions                                --            --                --            --

March 31, 1999
--------------
External revenues                      $ 1,278        $  145           $    --       $ 1,423
Intersegment revenues                        8            23               (31)           --
  Total revenues                         1,286           168               (31)        1,423
Depreciation and amortization              186             5                --           191
Net interest charges                       142            16               (12)          146
Income taxes                                96            (2)               --            94
Net income/Earnings on common stock        143            (5)               (1)          137
Total assets                            17,558         1,912            (1,282)       18,188
Property additions                          52            30                --            82
Acquisitions                                --             9                --             9


                                          FIRSTENERGY CORP.

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)
                                                                        Three Months Ended
                                                                             March 31,
                                                                      ------------------------
                                                                         2000          1999
                                                                      ----------    ----------
                                                           (In thousands, except per share amounts)
REVENUES:
  Electric sales                                                      $1,206,475    $1,209,122
  Other - electric utilities                                              74,455        74,202
  Facilities services                                                    118,146       104,606
  Trading services                                                        47,209        11,477
  Other                                                                  161,645        23,145
                                                                      ----------    ----------
      Total revenues                                                   1,607,930     1,422,552
                                                                      ----------    ----------

EXPENSES:
  Fuel and purchased power                                               179,190       204,357
  Other expenses:
    Electric utilities                                                   408,445       371,015
    Facilities services                                                  115,231        99,393
    Trading services                                                      47,916        12,804
    Other                                                                140,165        29,330
  Provision for depreciation and amortization                            202,084       191,213
  General taxes                                                          141,055       138,094
                                                                      ----------    ----------
      Total expenses                                                   1,234,086     1,046,206
                                                                      ----------    ----------

INCOME BEFORE INTEREST AND INCOME TAXES                                  373,844       376,346
                                                                      ----------    ----------

NET INTEREST CHARGES:
  Interest expense                                                       122,843       129,381
  Allowance for borrowed funds used during construction
   and capitalized interest                                               (6,104)       (2,685)
  Subsidiaries' preferred stock dividends                                 18,288        19,381
                                                                      ----------    ----------
      Net interest charges                                               135,027       146,077
                                                                      ----------    ----------

INCOME TAXES                                                              97,899        93,548
                                                                      ----------    ----------

NET INCOME                                                            $  140,918    $  136,721
                                                                      ==========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                     224,859       229,140
                                                                         =======       =======

BASIC AND DILUTED EARNINGS PER SHARE OF COMMON STOCK                        $.63          $.60
                                                                            ====          ====

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                               $.375         $.375
                                                                           =====         =====


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.


                                           FIRSTENERGY CORP.

                                    CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                                                       March 31,      December 31,
                                                                         2000            1999
                                                                      -----------     ------------
                                                                              (In thousands)
                   ASSETS
                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                          $    43,046      $   111,788
  Receivables-
    Customers (less accumulated provisions of $6,778,000
     and $6,719,000, respectively, for uncollectible accounts)           337,670          322,687
    Other (less accumulated provisions of $7,629,000 and
     $5,359,000, respectively, for uncollectible accounts)               416,110          445,242
  Materials and supplies, at average cost-
    Owned                                                                133,782          154,834
    Under consignment                                                    113,445           99,231
  Prepayments and other                                                  214,527          167,894
                                                                     -----------      -----------
                                                                       1,258,580        1,301,676
                                                                     -----------      -----------

PROPERTY, PLANT AND EQUIPMENT:
  In service                                                          14,700,661       14,645,131
  Less--Accumulated provision for depreciation                         6,075,635        5,919,170
                                                                     -----------      -----------
                                                                       8,625,026        8,725,961
  Construction work in progress                                          492,869          367,380
                                                                     -----------      -----------
                                                                       9,117,895        9,093,341
                                                                     -----------      -----------

INVESTMENTS:
  Capital trust investments                                            1,242,189        1,281,834
  Nuclear plant decommissioning trusts                                   558,266          543,694
  Letter of credit collateralization                                     277,763          277,763
  Other                                                                  590,139          599,443
                                                                     -----------      -----------
                                                                       2,668,357        2,702,734
                                                                     -----------      -----------

DEFERRED CHARGES:
  Regulatory assets                                                    2,499,321        2,543,427
  Goodwill                                                             2,117,761        2,129,902
  Property taxes                                                         267,226          276,997
  Other                                                                  178,708          175,970
                                                                     -----------      -----------
                                                                       5,063,016        5,126,296
                                                                     -----------      -----------
                                                                     $18,107,848      $18,224,047
                                                                     ===========      ===========


                                            FIRSTENERGY CORP.

                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                                                             March 31,      December 31,
                                                                               2000            1999
                                                                            -----------    -------------
                                                                                  (In thousands)
          CAPITALIZATION AND LIABILITIES
          ------------------------------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock                     $   657,517     $   762,520
  Short-term borrowings                                                        353,827         417,819
  Accounts payable                                                             342,060         360,379
  Accrued taxes                                                                416,821         409,724
  Accrued interest                                                             131,159         125,397
  Other                                                                        301,503         301,572
                                                                           -----------     -----------
                                                                             2,202,887       2,377,411
                                                                           -----------     -----------

CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $.10 par value, authorized 300,000,000 shares -
      230,909,041 and 232,454,287 shares outstanding, respectively              23,091          23,245
    Other paid-in capital                                                    3,689,672       3,722,375
    Accumulated comprehensive income                                              (195)           (195)
    Retained earnings                                                        1,001,704         945,241
    Unallocated employee stock ownership plan common stock -
      6,492,051 and 6,778,905 shares, respectively                            (121,137)       (126,776)
                                                                           -----------     -----------
        Total common stockholders' equity                                    4,593,135       4,563,890
  Preferred stock of consolidated subsidiaries-
    Not subject to mandatory redemption                                        648,395         648,395
    Subject to mandatory redemption                                            136,246         136,246
  OE obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely OE subordinated debentures                 120,000         120,000
  Long-term debt                                                             6,056,213       6,001,264
                                                                           -----------     -----------
                                                                            11,553,989      11,469,795
                                                                           -----------     -----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                          2,212,445       2,231,265
  Accumulated deferred investment tax credits                                  264,209         269,083
  Other postretirement benefits                                                510,950         498,184
  Nuclear plant decommissioning costs                                          577,321         562,295
  Other                                                                        786,047         816,014
                                                                           -----------     -----------
                                                                             4,350,972       4,376,841
                                                                           -----------     -----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                                   -----------     -----------
                                                                           $18,107,848     $18,224,047
                                                                           ===========     ===========


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these balance sheets.


                                         FIRSTENERGY CORP.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                ------------------------
                                                                                   2000          1999
                                                                                ----------     ---------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $140,918      $ 136,721
  Adjustments to reconcile net income to net cash from operating activities-
    Provision for depreciation and amortization                                   202,084        191,213
    Nuclear fuel and lease amortization                                            29,761         26,595
    Other amortization, net                                                        (3,167)          (465)
    Deferred income taxes, net                                                     (5,373)        (6,435)
    Investment tax credits, net                                                    (5,554)        (3,444)
    Receivables                                                                    26,101        (18,370)
    Materials and supplies                                                          6,838         (5,006)
    Accounts payable                                                              (18,319)        12,158
    Other                                                                         (45,374)      (120,337)
                                                                                 --------      ---------
      Net cash provided from operating activities                                 327,915        212,630
                                                                                 --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                                                 17,319         12,277
    Short-term borrowings, net                                                         --         11,264
  Redemptions and Repayments-
    Common stock                                                                   33,962         44,499
    Long-term debt                                                                102,055         80,802
    Short-term borrowings, net                                                     63,992             --
  Common stock dividend payments                                                   84,455         86,137
                                                                                 --------      ---------
      Net cash used for financing activities                                      267,145        187,897
                                                                                 --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                              151,680         90,705
  Cash investments                                                                (39,106)       (41,268)
  Other                                                                            16,938          7,482
                                                                                 --------      ---------
      Net cash used for investing activities                                      129,512         56,919
                                                                                 --------      ---------
Net decrease in cash and cash equivalents                                          68,742         32,186
Cash and cash equivalents at beginning of period                                  111,788         77,798
                                                                                 --------      ---------
Cash and cash equivalents at end of period                                       $ 43,046      $  45,612
                                                                                 ========      =========


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. (an Ohio corporation) and subsidiaries as of March 31, 2000, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of FirstEnergy Corp. and subsidiaries as of December 31, 1999 (not presented herein), and, in our report dated February 11, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.






                                ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 12, 2000

                             FIRSTENERGY CORP.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Revenues increased $185.4 million in the first quarter of 2000, compared to the same period in 1999, due to increased sales by our unregulated businesses. The sources of increases in the first quarter of 2000, compared to the first quarter of 1999, are summarized in the following table.


Sources of Revenue Changes
--------------------------

                                                        (In millions)
Electric Utility Operating Companies (EUOC):
Electric sales                                             $ (2.6)
Other electric utility revenues                               0.2
                                                           ------

Total EUOC                                                   (2.4)

Unregulated Businesses:
Retail electric sales                                        50.8
FirstEnergy Trading Services, Inc. (FETS)                    35.7
Other businesses                                            101.3
                                                           ------

Net Revenue Increase                                       $185.4
                                                           ======


Electric Sales

          EUOC revenues decreased slightly by $2.4 million in the first quarter of 2000 from the same period in 1999. Lower kilowatt-hour prices (representing sales from traditional vertically integrated operations) offset an increase in EUOC electric generation sales. Kilowatt-hour electric generation sales by the EUOCs were 1.3% higher in the first quarter of 2000 than the same period last year.

          Total electric generation kilowatt-hour sales increased 12.9% including unregulated sales that more than doubled from the first quarter of 1999. FirstEnergy continued to make progress in expanding its retail electric sales to target markets within the eastern portion of the U.S., which are opening up to competition. Sales to wholesale customers also contributed to the increase in unregulated sales with a 56.8% increase in the first quarter of 2000 compared to the same period last year, reflecting additional available generation from the EUOC and continued demand for electricity in the wholesale market. EUOC distribution deliveries (to customers in their franchise territory) to commercial and industrial customers grew in the first quarter of 2000 compared to the same quarter in 1999 due to continuing economic strength in the service area. Mild weather in the first quarter of 2000 contributed to lower residential deliveries compared to the same period of 1999. Changes in kilowatt-hour generation sales and distribution deliveries in the first quarter of 2000 compared to the first quarter of 1999 are summarized in the following table.

                             FIRSTENERGY CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)

Changes in KWH Sales
---------------------
                                        % Increase
                                        (Decrease)
                                        ----------
Electric Generation Sales:
EUOC - Retail                              1.3%
Unregulated                              143.0%
                                         ------
Total Electric Generation Sales           12.9%
                                         ======
EUOC Distribution Deliveries:
Residential                               (4.2)%
Commercial                                 2.9%
Industrial                                 5.6%
                                         ------
Total Distribution Deliveries              1.7%
                                         ======

Nonelectric Sales

          Retail natural gas sales by FirstEnergy Services, Corp., a wholly owned subsidiary, was the largest factor contributing to the $101.3 million increase in other business revenues in the first quarter of 2000 from the same period in 1999. Revenues from new business acquisitions completed during 1999 by the FirstEnergy Facilities Services Group, Inc. and FETS provided a smaller contribution to the overall increase recognized in the first quarter of 2000.

Operating Expenses

          The $25.2 million reduction in EUOC fuel and purchased power costs resulted from a $20.1 million decrease in fuel expense and a $5.1 million reduction of purchased power costs. Several factors contributed to the lower fuel expense, which occurred despite a 12.2% increase in generation (fossil up 4.9%; nuclear up 25.1%). These factors included:

          - a higher proportion of nuclear generation (i.e., lower cost fuel) due to improved nuclear availability and increased nuclear ownership;

          -  the expiration of an above-market coal contract; and

          -  more extensive use of lower cost western coal.

The increased nuclear ownership resulted from the exchange of generating assets with Duquesne Light Company in December 1999. Because more internal generation was available in the first quarter of 2000 compared to the same quarter in 1999, FirstEnergy also reduced its need for purchased power.

          Other expenses for the EUOC rose in the first quarter of 2000 compared to the same period in 1999 primarily due to outage related costs at Beaver Valley Unit 1 and increased ownership of nuclear plants resulting from the Duquesne asset swap. Expansion of unregulated sales activity also resulted in a corresponding increase of $161.8 million in other operating costs for FirstEnergy Facilities Services Group, LLC and FETS, as well as FirstEnergy Services Corp., which is reflected in "Other" expenses.

          Accelerated cost recovery in connection with OE's rate reduction plan was the primary factor contributing $12.6 million to the increase in depreciation and amortization in the first quarter of 2000, compared to the prior year. General taxes increased in the first quarter of 2000 from the first quarter in 1999, principally due to higher payroll taxes as a result of the nuclear refueling outage at Beaver Valley Unit 1 and an increase in the Ohio unemployment tax rate.

                           FIRSTENERGY CORP.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)


Interest Charges

          Interest charges continued their downward trend, decreasing by $6.5 million in the first three months of 2000, compared to the same period in 1999, because of debt redemptions and refinancing activities. During the first quarter of 2000, FirstEnergy redeemed an additional $17.1 million of debt which will result in annualized savings of $1.3 million.

Net Income

          As a result of additional unregulated sales, lower fuel and purchased power costs and reduced interest charges that were partially offset by higher other operating expenses and depreciation and amortization, net income increased in the first quarter of 2000 to $140.9 million, compared to $136.7 million in the same period in 1999. Basic and diluted earnings per share of common stock were $0.63 in the first quarter of 2000, compared to $0.60 in 1999.

Capital Resources and Liquidity
-------------------------------

          FirstEnergy and its subsidiaries have continuing cash requirements for planned capital expenditures and debt and preferred stock maturities. During the last three quarters of 2000, capital requirements for property additions and capital leases are expected to be about $639 million, including $89 million for nuclear fuel. The Companies have additional cash requirements of approximately $388.9 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 2000. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          During the first quarter of 2000, FirstEnergy repurchased 2.0 million shares of its common stock at an average price of $21.37 per share. The Company has an equity forward purchase contract, which will enable it to purchase an additional 1.4 million shares in November 2000 at an average price of $24.22 per share.

          As of March 31, 2000, FirstEnergy and its subsidiaries had about $43.0 million of cash and temporary investments and $353.8 million of short-term indebtedness. Available borrowings included $196.0 million from unused revolving lines of credit.

          FirstEnergy Telecom Corp., a wholly owned subsidiary of FirstEnergy, joined with five other companies to create America's Fiber Network, LLC (AFN) a high-speed fiber optics company with a 7,000-mile network in the eastern United States. AFN connects major markets in the eastern United States to secondary markets with a growing need for broadband access. FirstEnergy's ownership interest is expected to be approximately 6.5%.

          FirstEnergy joined with 14 other utilities in signing an agreement to form an Internet marketplace for utility supplies and services, which will be available for use by companies in the energy industry. The business-to-business exchange is expected to generate benefits for utilities by streamlining the purchasing process, reducing the purchase cycle and increasing access between buyers and sellers. The group expects to establish an independent company by June 2000 to operate the exchange, which will be initially owned by the founding companies.

Market Risk - Commodity Prices
------------------------------

          FirstEnergy is exposed to market risk due to fluctuations in electricity, coal, natural gas and oil prices. To manage the volatility relating to these exposures, FirstEnergy uses a variety of derivative instruments, including forward contracts, options and futures contracts. These derivatives are used principally for hedging purposes, and to a lesser extent, for trading purposes. Although FirstEnergy believes that the policies and procedures it has adopted are prudent, financial position, results of operations or cash flow may be adversely impacted by unanticipated fluctuations in the commodity prices for electricity, coal, natural gas, oil, or by the failure of contract counterparties to perform.

                             FIRSTENERGY CORP.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)


Regulatory Matters
------------------

          FirstEnergy has reached an agreement with major parties to the transition plan it filed in 1999, on behalf of OE, CEI and TE under Ohio's electric utility restructuring law. Other parties recommending approval to the PUCO included the PUCO staff, the Ohio Consumers' Counsel, the Industrial Energy Users-Ohio, power marketers and others. If the PUCO adopts the agreement, OE, CEI and TE will have the opportunity to recover their transition costs and would anticipate no charges to earnings resulting from implementation of the transition plan.

          Major provisions of the agreement consist of approval of the transition plan as filed, including recovery of transition costs through no later than 2006 for OE, mid-2007 for TE and 2008 for CEI, except where a longer period of recovery is provided for in the agreement. FirstEnergy will also allow preferred access to non-affiliated marketers, brokers and aggregators over FirstEnergy's subsidiaries to 1,120 megawatts of generation capacity through 2005 at established prices for sales in the Ohio operating companies' franchise areas. The base electric rate freeze for distribution service for OE, CEI and TE under their current respective regulatory plans will be extended from December 31, 2005 through December 31, 2007. The transition rate credits for customers under their current regulatory plans will also be extended through the Ohio EUOCs' respective transition cost recovery periods.

          Beginning January 1, 2001, when Ohio electric customers have the choice to select their generation suppliers under the Ohio restructuring law, the stipulated agreement provides that OE, CEI and TE customers who select alternative suppliers will have a shopping credit subtracted from their bills (equal to their energy usage times the forecast energy prices in the transition plan filing plus an additional incentive applied to the shopping credit of 45% for residential customers, 30% for commercial customers, and 15% for industrial customers). The amount of the incentive will serve to reduce the amortization of transition costs during the market development period and will be recovered by OE, CEI and TE through the extension of their transition cost recovery periods. The agreement establishes shopping goals of 20% for each customer class. If these goals are not reached, the size of the incentive may be increased. If the customer shopping goals are still not reached by the end of 2005, the transition cost recovery periods could be shortened for OE, CEI and TE to reduce recovery by as much as $500 million (OE-$250 million, CEI-$170 million and TE-$80 million), but any such adjustment would be computed on a class-by-class and pro-rata basis.

          The application of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effect of Certain Types of Regulation" to OE's generation business and the nonnuclear generation businesses of CEI and TE will be discontinued when the PUCO issues its order. The Ohio EUOC will continue to bill and collect cost-based rates for their transmission and distribution services, which will remain regulated; accordingly, it is appropriate that OE, CEI and TE continue the application of SFAS 71 to those respective operations after December 31, 2000.

                                      OHIO EDISON COMPANY

                                CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)
                                                                           Three Months Ended
                                                                                March 31,
                                                                         -----------------------
                                                                           2000            1999
                                                                         --------       --------
                                                                               (In thousands)
OPERATING REVENUES                                                       $644,365        $633,118
                                                                         --------        --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                                 95,578         112,022
  Nuclear operating costs                                                 111,619          72,436
  Other operating costs                                                    97,594         100,283
                                                                         --------        --------
    Total operation and maintenance expenses                              304,791         284,741
  Provision for depreciation and amortization                             113,951         103,404
  General taxes                                                            59,453          62,260
  Income taxes                                                             46,621          47,763
                                                                         --------        --------
    Total operating expenses and taxes                                    524,816         498,168
                                                                         --------        --------
OPERATING INCOME                                                          119,549         134,950

OTHER INCOME                                                               12,323           9,318
                                                                         --------        --------
INCOME BEFORE NET INTEREST CHARGES                                        131,872         144,268
                                                                         --------        --------
NET INTEREST CHARGES:
  Interest on long-term debt                                               42,539          45,083
  Allowance for borrowed funds used during construction
   and capitalized interest                                                (2,559)         (1,097)
  Other interest expense                                                    7,471           8,619
  Subsidiaries' preferred stock dividend requirements                       3,626           3,857
                                                                         --------        --------
    Net interest charges                                                   51,077          56,462
                                                                         --------        --------
NET INCOME                                                                 80,795          87,806

PREFERRED STOCK DIVIDEND REQUIREMENTS                                       2,808           2,913
                                                                         --------        --------

EARNINGS ON COMMON STOCK                                                 $ 77,987        $ 84,893
                                                                         ========        ========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

                                           - 14 -

                                          OHIO EDISON COMPANY

                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                                                       March 31,        December 31,
                                                                         2000              1999
                                                                     -------------      ------------
                                                                              (In thousands)
                 ASSETS
                 ------

UTILITY PLANT:
  In service                                                          $8,143,590         $8,118,783
  Less--Accumulated provision for depreciation                         3,807,543          3,713,781
                                                                      ----------         ----------
                                                                       4,336,047          4,405,002
                                                                      ----------         ----------
  Construction work in progress-
    Electric plant                                                       241,967            205,671
    Nuclear fuel                                                          33,116             10,059
                                                                      ----------         ----------
                                                                         275,083            215,730
                                                                      ----------         ----------
                                                                       4,611,130          4,620,732
                                                                      ----------         ----------


OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                                                     468,585            469,124
  Nuclear plant decommissioning trusts                                   242,204            236,903
  Letter of credit collateralization                                     277,763            277,763
  Other                                                                  439,430            425,872
                                                                      ----------         ----------
                                                                       1,427,982          1,409,662
                                                                      ----------         ----------


CURRENT ASSETS:
  Cash and cash equivalents                                                8,607             87,175
  Receivables-
    Customers (less accumulated provisions of $6,455,000
     and $6,452,000, respectively, for uncollectible accounts)           266,058            278,484
    Associated companies                                                 218,608            221,653
    Other (less accumulated provisions of $1,000,000 for
     uncollectible accounts at both dates)                                44,698             36,281
  Notes receivable from associated companies                             100,713                 --
  Materials and supplies, at average cost-
    Owned                                                                 61,725             69,119
    Under consignment                                                     58,930             55,278
  Prepayments and other                                                   97,296             73,682
                                                                      ----------         ----------
                                                                         856,635            821,672
                                                                      ----------         ----------


DEFERRED CHARGES:
  Regulatory assets                                                    1,586,561          1,618,319
  Property taxes                                                          99,290            100,906
  Unamortized sale and leaseback costs                                    83,850             85,100
  Other                                                                   43,795             44,355
                                                                      ----------         ----------
                                                                       1,813,496          1,848,680
                                                                      ----------         ----------
                                                                      $8,709,243         $8,700,746
                                                                      ==========         ==========

                                            - 15 -

                                        OHIO EDISON COMPANY

                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                                                   March 31,        December 31,
                                                                     2000               1999
                                                                 -------------      ------------
                                                                         (In thousands)
         CAPITALIZATION AND LIABILITIES
         ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $9 par value, authorized 175,000,000 shares -
      100 shares outstanding                                      $        1         $        1
    Other paid-in capital                                          2,098,728          2,098,728
    Retained earnings                                                544,718            525,731
                                                                  ----------         ----------
        Total common stockholder's equity                          2,643,447          2,624,460
  Preferred stock-
    Not subject to mandatory redemption                              160,965            160,965
    Subject to mandatory redemption                                    5,000              5,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                               39,105             39,105
    Subject to mandatory redemption                                   15,000             15,000
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely OE
    subordinated debentures                                          120,000            120,000
  Long-term debt                                                   2,207,858          2,175,812
                                                                  ----------         ----------
                                                                   5,191,375          5,140,342
                                                                  ----------         ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock               341,163            422,838
  Short-term borrowings-
    Associated companies                                                  --             35,583
    Other                                                            307,357            322,713
  Accounts payable-
    Associated companies                                              94,988             50,883
    Other                                                             72,474             63,219
  Accrued taxes                                                      245,860            207,362
  Accrued interest                                                    42,334             37,572
  Other                                                              110,957             94,967
                                                                  ----------         ----------
                                                                   1,215,133          1,235,137
                                                                  ----------         ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                1,440,177          1,468,478
  Accumulated deferred investment tax credits                        139,923            143,336
  Nuclear plant decommissioning costs                                245,449            239,695
  Other postretirement benefits                                      151,860            148,421
  Other                                                              325,326            325,337
                                                                  ----------         ----------
                                                                   2,302,735          2,325,267
                                                                  ----------         ----------

COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                          ----------         ----------
                                                                  $8,709,243         $8,700,746
                                                                  ==========         ==========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.


                                        OHIO EDISON COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                               Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                               2000           1999
                                                                             --------       --------
                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $ 80,795       $ 87,806
  Adjustments to reconcile net income to net cash from
   operating activities-
    Provision for depreciation and amortization                               113,951        103,404
    Nuclear fuel and lease amortization                                        13,102         10,677
    Deferred income taxes, net                                                (15,958)       (12,010)
    Investment tax credits, net                                                (4,093)        (1,977)
    Receivables                                                                 7,055        (35,370)
    Materials and supplies                                                      3,742            742
    Accounts payable                                                           53,360         12,418
    Other                                                                      37,829         (6,531)
                                                                             --------       --------
      Net cash provided from operating activities                             289,783        159,159
                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                                             17,318          9,935
    Short-term borrowings, net                                                     --         15,226
  Redemptions and Repayments-
    Long-term debt                                                             71,033         50,682
    Short-term borrowings, net                                                 50,939             --
  Dividend Payments-
    Common stock                                                               59,000         81,738
    Preferred stock                                                             2,808          2,769
                                                                             --------       --------
      Net cash used for financing activities                                  166,462        110,028
                                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                           88,121         54,038
  Loans to associated companies                                               100,713             --
  Other                                                                        13,055         13,767
                                                                             --------       --------
      Net cash used for investing activities                                  201,889         67,805
                                                                             --------       --------
Net decrease in cash and cash equivalents                                      78,568         18,674
Cash and cash equivalents at beginning of period                               87,175         33,213
                                                                             --------       --------
Cash and cash equivalents at end of period                                   $  8,607       $ 14,539
                                                                             ========       ========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiaries as of March 31, 2000, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Ohio Edison Company and subsidiaries as of December 31, 1999 (not presented herein), and, in our report dated February 11, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.






                               ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 12, 2000

                            OHIO EDISON COMPANY

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Operating revenues increased $11.2 million in the first quarter of 2000, compared to the same period of 1999. Higher operating revenues resulted from increased kilowatt-hour sales, which were partially offset by lower unit prices. Total retail kilowatt-hour sales to industrial customers were higher as the steel industry experienced a rebound in demand for domestic steel and the economy remained strong. However, sales to residential and commercial customers declined in the first quarter of 2000, compared to the first quarter of 1999. These sales were lower, partially as a result of reduced kilowatt-hour sales by Penn, a wholly owned subsidiary, as a portion of Penn's customers elected to receive energy from alternative suppliers. Mild weather in the first quarter of 2000 also adversely affected residential sales. However, sales to wholesale customers benefited from additional available internal generation and continued demand in the wholesale market. Higher sales to retail and wholesale customers combined to increase total kilowatt-hour sales by 6.8% in the first quarter of 2000, compared to the same period of 1999. Changes in kilowatt-hour sales by customer class between the first quarter of 2000 and the same period in 1999 are summarized in the following table.


Changes in KWH Sales
--------------------
                                        % Increase
                                        (Decrease)
                                        ----------

Residential                               (2.0)%
Commercial                                (1.5)%
Industrial                                 7.0%
                                          ------

Total Retail                               1.4%
                                          ------

Wholesale                                 33.6%
                                          -----

Total Sales                                6.8%
                                          =====

Operating Expenses and Taxes

          Total operating expenses and taxes increased $26.6 million in the first quarter of 2000 from the first quarter of 1999. The increase resulted from higher nuclear operating costs and depreciation and amortization which were partially offset by lower fuel and purchased power costs, other operating costs and general taxes. The $16.4 million reduction in fuel and purchased power costs resulted from a $15.8 million decrease in fuel expense and a $0.6 million reduction of purchased power costs. Two primary factors contributed to the lower fuel expense, which occurred despite a 7.9% increase in generation (nuclear up 33.2%; fossil unchanged). These factors included a higher proportion of nuclear generation (i.e., lower cost fuel) due to increased nuclear generation ownership, and the expiration of an above-market coal contract. The increased nuclear generation ownership resulted from the Duquesne asset swap, which was completed in December 1999. Nuclear operating costs also increased in the first quarter of 2000 compared to the same period in 1999 primarily as a result of refueling outage related costs at Beaver Valley Unit 1 and increased ownership of the Beaver Valley Plant following the asset swap. Other operating costs were lower in the first quarter of 2000, compared to the first quarter of 1999, primarily due to a larger nuclear insurance refund in 2000, as well as the transfer of ownership in PPE from Penn, a wholly owned subsidiary, to FirstEnergy Services Corp., an affiliated company. The transfer moved Penn's unregulated electric generation sales to an affiliated entity dedicated to unregulated sales activity with an effective date of December 31, 1999.

          Accelerated cost recovery in connection with OE's rate plan resulted in a $10.5 million increase in depreciation and amortization in the first quarter of 2000, compared to the same period in 1999. Total accelerated depreciation and amortization of nuclear and regulatory assets under the OE rate plan and Penn's restructuring plan was $57.3 million in the first quarter of 2000, up from $44.7 million in the first quarter of 1999. General taxes were lower primarily due to a tax settlement and reduced gross receipts taxes, which were partially offset by higher payroll taxes from the nuclear refueling outage at Beaver Valley Unit 1 and an increase in the Ohio unemployment tax rate.

                           OHIO EDISON COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)


Net Interest Charges

          Net interest charges declined in the first quarter of 2000, compared to the same period in 1999, primarily due to refinancings and redemptions of long term debt. Interest on short term debt also declined as a result of reduced borrowing.

Capital Resources and Liquidity
------------------------------

          OE and Penn (OE companies) have continuing cash requirements for planned capital expenditures and debt and preferred stock maturities. During the last three quarters of 2000, capital requirements for property additions and leases are expected to be about $215 million, including $34 million for nuclear fuel. The OE companies will need additional cash of approximately $118.4 million (excluding an OE revolving credit agreement) to meet sinking fund payments for preferred stock and maturing long-term debt during the remainder of 2000. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of March 31, 2000, the OE companies had about $109.3 million of cash and temporary investments and $307.4 million of short-term indebtedness. In addition, the OE companies' available borrowing capability included $86.0 million from unused revolving lines of credit and a $2.0 million bank facility that provides for borrowing on a short-term basis at the bank's discretion. As of March 31, 2000, OE had the capability to issue up to $1.2 billion of additional first mortgage bonds on the basis of property additions and retired bonds.

Regulatory Matters
------------------

          FirstEnergy has reached an agreement with major parties to the transition plan it filed in 1999, on OE's behalf, as well as for its other Ohio electric utility operating companies - CEI and TE - under Ohio's electric utility restructuring law. Other parties recommending approval to the PUCO included the PUCO staff, the Ohio Consumers' Counsel, the Industrial Energy Users-Ohio, power marketers and others. If the PUCO adopts the agreement, OE will have the opportunity to recover its transition costs and would anticipate no charge to earnings resulting from implementation of the transition plan.

          Major provisions of the agreement consist of approval of the transition plan as filed, including recovery of transition costs through no later than 2006 for OE, except where a longer period of recovery is provided for in the agreement. FirstEnergy will also allow preferred access to non-affiliated marketers, brokers and aggregators over FirstEnergy's subsidiaries to 1,120 megawatts of generation capacity through 2005 at established prices for sales in the Ohio operating companies' franchise areas. The base electric rate freeze for distribution service for OE under the current regulatory plan will be extended from December 31, 2005 through December 31, 2007. The transition rate credits for customers under OE's current regulatory plan will also be extended through its transition cost recovery period.

          Beginning January 1, 2001, when Ohio electric customers have the choice to select their generation suppliers under the Ohio restructuring law, the stipulated agreement provides that OE customers who select alternative suppliers will have a shopping credit subtracted from their bills (equal to their energy usage times the forecast energy prices in the transition plan filing plus an additional incentive applied to the shopping credit of 45% for residential customers, 30% for commercial customers, and 15% for industrial customers). The amount of the incentive will serve to reduce amortization of transition costs during the market development period and will be recovered by OE through the extension of its transition cost recovery period. The agreement establishes shopping goals of 20% for each customer class. If these goals are not reached, the size of the incentive may be increased. If the customer shopping goals are still not reached by the end of 2005, the transition cost recovery period could be shortened for OE to reduce recovery by as much as $250 million, but any such adjustment would be computed on a class-by-class and pro-rata basis.

          The application of SFAS 71 to OE's generation business will be discontinued when the PUCO issues its order. OE will continue to bill and collect cost-based rates for its transmission and distribution services, which will remain regulated; accordingly, it is appropriate that OE continue the application of SFAS 71 to its transmission and distribution operations after December 31, 2000.

                           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                                                                             Three Months Ended
                                                                                  March 31,
                                                                           --------------------
                                                                             2000        1999
                                                                           --------    --------
                                                                              (In thousands)
OPERATING REVENUES                                                         $423,657     $423,943
                                                                           --------     --------


OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                                   88,978       91,030
  Nuclear operating costs                                                    29,431       29,516
  Other operating costs                                                      82,217       84,917
                                                                           --------     --------
      Total operation and maintenance expenses                              200,626      205,463
  Provision for depreciation and amortization                                58,014       57,687
  General taxes                                                              56,904       54,013
  Income taxes                                                               21,330       20,155
                                                                           --------     --------
      Total operating expenses and taxes                                    336,874      337,318
                                                                           --------     --------

OPERATING INCOME                                                             86,783       86,625


OTHER INCOME                                                                  3,428        1,353
                                                                           --------     --------


INCOME BEFORE NET INTEREST CHARGES                                           90,211       87,978
                                                                           --------     --------

NET INTEREST CHARGES:
  Interest on long-term debt                                                 51,184       53,753
  Allowance for borrowed funds used during construction                        (512)        (216)
  Other interest expense (credit)                                               829         (479)
                                                                           --------     --------
      Net interest charges                                                   51,501       53,058
                                                                           --------     --------

NET INCOME                                                                   38,710       34,920


PREFERRED STOCK DIVIDEND REQUIREMENTS                                         7,790        8,541
                                                                           --------     --------

EARNINGS ON COMMON STOCK                                                   $ 30,920     $ 26,379
                                                                           ========     ========


The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these statements.


                             THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                                                      March 31,     December 31,
                                                                        2000            1999
                                                                    -------------   ------------
                                                                           (In thousands)
                          ASSETS
                          ------

UTILITY PLANT:
  In service                                                         $4,486,664      $4,479,098
  Less--Accumulated provision for depreciation                        1,540,138       1,498,798
                                                                     ----------      ----------
                                                                      2,946,526       2,980,300
                                                                     ----------      ----------
  Construction work in progress-
    Electric plant                                                       59,215          55,002
    Nuclear fuel                                                         19,448             408
                                                                     ----------      ----------
                                                                         78,663          55,410
                                                                     ----------      ----------
                                                                      3,025,189       3,035,710
                                                                     ----------      ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                            493,132         517,256
  Nuclear plant decommissioning trusts                                  188,780         183,291
  Other                                                                  17,905          20,708
                                                                     ----------      ----------
                                                                        699,817         721,255
                                                                     ----------      ----------
CURRENT ASSETS:
  Cash and cash equivalents                                               5,912             376
  Receivables-
    Customers                                                            16,572          17,010
    Associated companies                                                 21,877          18,318
    Other (less accumulated provisions of $1,000,000
     for uncollectible accounts at both dates)                          125,046         171,274
  Notes receivable from associated companies                             32,820              --
  Materials and supplies, at average cost-
    Owned                                                                33,955          39,294
    Under consignment                                                    32,673          23,721
  Prepayments and other                                                  71,847          56,447
                                                                     ----------      ----------
                                                                        340,702         326,440
                                                                     ----------      ----------
DEFERRED CHARGES:
  Regulatory assets                                                     533,214         539,824
  Goodwill                                                            1,430,771       1,440,283
  Property taxes                                                        124,488         132,643
  Other                                                                  10,692          12,606
                                                                     ----------      ----------
                                                                      2,099,165       2,125,356
                                                                     ----------      ----------
                                                                     $6,164,873      $6,208,761
                                                                     ==========      ==========

                                            - 22 -

                           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                                                           March 31,     December 31,
                                                                             2000            1999
                                                                         ------------    ------------
                                                                               (In thousands)
              CAPITALIZATION AND LIABILITIES
              ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized 105,000,000 shares -
      79,590,689 shares outstanding                                      $  931,962      $  931,962
    Retained earnings                                                        55,574          34,654
                                                                         ----------      ----------
        Total common stockholder's equity                                   987,536         966,616
  Preferred stock-
    Not subject to mandatory redemption                                     238,325         238,325
    Subject to mandatory redemption                                         116,246         116,246
  Long-term debt                                                          2,694,621       2,682,795
                                                                         ----------      ----------
                                                                          4,036,728       4,003,982
                                                                         ----------      ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock                      235,357         240,684
  Accounts payable-
    Associated companies                                                     52,804          85,950
    Other                                                                    36,635          50,570
  Notes payable to associated companies                                     111,464         103,471
  Accrued taxes                                                             189,790         177,006
  Accrued interest                                                           63,764          60,740
  Other                                                                      48,423          83,292
                                                                         ----------      ----------
                                                                            738,237         801,713
                                                                         ----------      ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                         571,292         567,478
  Accumulated deferred investment tax credits                                86,017          86,999
  Nuclear plant decommissioning costs                                       197,973         192,484
  Pensions and other postretirement benefits                                220,002         220,731
  Other                                                                     314,624         335,374
                                                                         ----------      ----------
                                                                          1,389,908       1,403,066
                                                                         ----------      ----------

COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                                 ----------      ----------
                                                                         $6,164,873      $6,208,761
                                                                         ==========      ==========


The preceding Notes to Financial Statements as they relate to The Cleveland Electric
Illuminating Company are an integral part of these balance sheets.

                                            - 23 -

                          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                                           Three Months Ended
                                                                                 March 31,
                                                                         -----------------------
                                                                           2000           1999
                                                                         ---------      --------
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 38,710       $ 34,920
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization                          58,014         57,687
      Nuclear fuel and lease amortization                                  10,026          9,306
      Other amortization                                                   (3,167)          (465)
      Deferred income taxes, net                                            4,085          3,740
      Investment tax credits, net                                            (982)          (987)
      Receivables                                                          43,107        (15,193)
      Materials and supplies                                               (3,613)        (1,913)
      Accounts payable                                                    (47,081)        17,247
      Other                                                               (41,779)       (70,133)
                                                                         --------       --------
        Net cash provided from operating activities                        57,320         34,209
                                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Short-term borrowings, net                                              7,993             --
  Redemptions and Repayments-
    Long-term debt                                                         10,137         17,668
    Short-term borrowings, net                                                --          11,845
  Dividend Payments-
    Common stock                                                           10,000          7,163
    Preferred stock                                                         7,790          8,541
                                                                         --------       --------
        Net cash used for financing activities                             19,934         45,217
                                                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                       14,450         10,095
  Loans to associated companies                                            32,820          5,568
  Capital trust investments                                               (24,124)       (25,898)
  Other                                                                     8,704          4,321
                                                                         --------       --------
        Net cash used for (provided from) investing activities             31,850         (5,914)
                                                                         --------       --------
Net increase (decrease) in cash and cash equivalents                        5,536         (5,094)
Cash and cash equivalents at beginning of period                              376         19,526
                                                                         --------       --------
Cash and cash equivalents at end of period                               $  5,912       $ 14,432
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

                                             - 24 -

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of March 31, 2000, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of The Cleveland Electric Illuminating Company and subsidiary as of December 31, 1999 (not presented herein), and, in our report dated February 11, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







                                  ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 12, 2000

               THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations
---------------------

          Operating revenues in the first quarter of 2000 were nearly unchanged from the same period in 1999. Underlying this small change in operating revenue was a change in the mix of kilowatt-hour sales. Total retail kilowatt-hour sales were slightly higher as sales to industrial and commercial customers continued to benefit from the strong economy. Mild weather contributed to lower residential sales during the first quarter of 2000. However, sales to wholesale customers were significantly higher due to an increase in available internal generation and the continued demand in the wholesale market. As a consequence, while first quarter kilowatt-hour sales increased substantially, these sales were offset by lower unit prices reflecting the lower margins available in the wholesale market, resulting in very little change in total operating revenues. Changes in kilowatt-hour sales by customer class between the first quarter of 2000 and the same period in 1999 are summarized in the following table.


Changes in KWH Sales
--------------------
                                 % Increase
                                 (Decrease)
                                 ----------

Residential                        (8.1)%
Commercial                          3.5%
Industrial                          5.6%
                                  ------

Total Retail                        0.9%
                                  ------

Wholesale                         570.5%
                                  ------

Total Sales                        16.5%
                                  ======


Operating Expenses and Taxes

          Total operating expenses and taxes decreased slightly in the first quarter of 2000, compared the first quarter of 1999. Lower fuel and purchased power costs and other operating costs were substantially offset by additional taxes. The $2.1 million reduction in fuel and purchased power resulted from a $3.8 million decrease in fuel expense and a $1.7 million increase in purchased power costs. Several factors contributed to the lower fuel expense, which occurred despite a 21.1% increase in generation (fossil up 14.4%; nuclear up 29.1%). These factors included:


          - a higher proportion of nuclear generation (i.e., lower cost fuel) due to increased nuclear generation ownership;

          -  the expiration of an above-market coal contract; and

          -  more extensive use of lower cost western coal.


The increased nuclear generation ownership resulted from the Duquesne asset swap, which was completed in December 1999. Other operating costs were also lower in the first quarter of 2000, compared to the first quarter of last year partially due to a larger nuclear insurance refund.

                 THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)


Net Interest Charges

          Net interest charges decreased in the first quarter of 2000 from the same period a year ago due to refinancings and redemptions of long-term debt. The reduction was partially offset by an increase in interest expense on additional short-term borrowings.

Capital Resources and Liquidity
------------------------------

          CEI has continuing cash requirements for planned capital expenditures and debt and preferred stock maturities. During the last three quarters of 2000, capital requirements for property additions and capital leases are expected to be about $116 million, including $35 million for nuclear fuel. CEI will need additional cash of approximately $208.5 million to meet sinking fund payments for preferred stock and maturing long-term debt during the remainder of 2000. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of March 31, 2000, CEI had approximately $38.7 million of cash and temporary investments and $111.5 million of short-term indebtedness to associated companies. Under its first mortgage indenture, as of March 31, 2000, CEI had the capability to issue up to $615 million of additional first mortgage bonds on the basis of property additions and retired bonds.

Regulatory Matters
------------------

          FirstEnergy has reached an agreement with major parties to the transition plan it had filed in 1999, on CEI's behalf, as well as for its other Ohio electric utility operating companies - OE and TE - under Ohio's electric utility restructuring law. Other parties recommending approval to the PUCO included the PUCO staff, the Ohio Consumers' Counsel, the Industrial Energy Users-Ohio, power marketers and others. If the PUCO adopts the agreement, CEI will have the opportunity to recover its transition costs and would anticipate no charge to earnings resulting from implementation of the transition plan.

          Major provisions of the agreement consist of approval of the transition plan as filed, including recovery of transition costs through no later than 2008 for CEI, except where a longer period of recovery is provided for in the agreement. FirstEnergy will also allow preferred access to non-affiliated marketers, brokers and aggregators over FirstEnergy's subsidiaries to 1,120 megawatts of generation capacity through 2005 at established prices for sales in the Ohio operating companies' franchise areas. The base electric rate freeze for distribution service for CEI under the current regulatory plan will be extended from December 31, 2005 through December 31, 2007. The transition rate credits for customers under CEI's current regulatory plan will also be extended through its transition cost recovery period.

          Beginning January 1, 2001, when Ohio electric customers have the choice to select their generation suppliers under the Ohio restructuring law, the stipulated agreement provides that CEI customers who select alternative suppliers will have a shopping credit subtracted from their bills (equal to their energy usage times the forecast energy prices in the transition plan filing plus an additional incentive applied to the shopping credit of 45% for residential customers, 30% for commercial customers, and 15% for industrial customers). The amount of the incentive will serve to reduce amortization of transition costs during the market development period and will be recovered by CEI through the extension of its transition cost recovery period. The agreement establishes shopping goals of 20% for each customer class. If these goals are not reached, the size of the incentive may be increased. If the customer shopping goals are still not reached by the end of 2005, the transition cost recovery period could be shortened for CEI to reduce recovery by as much as $170 million, but any such adjustment would be computed on a class-by-class and pro-rata basis.

          The application of SFAS 71 to the nonnuclear generation businesses of CEI will be discontinued when the PUCO issues its order. CEI will continue to bill and collect cost-based rates for its transmission and distribution services, which will remain regulated; accordingly, it is appropriate that CEI continue the application of SFAS 71 to its transmission and distribution operations after December 31, 2000.

                                    THE TOLEDO EDISON COMPANY

                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ----------------------
                                                                            2000          1999
                                                                          --------      --------
                                                                               (In thousands)
OPERATING REVENUES                                                         $217,391     $224,262
                                                                           --------     --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                                   33,133       36,402
  Nuclear operating costs                                                    38,197       41,894
  Other operating costs                                                      37,213       33,514
                                                                           --------     --------
      Total operation and maintenance expenses                              108,543      111,810
  Provision for depreciation and amortization                                26,180       25,743
  General taxes                                                              23,424       21,098
  Income taxes                                                               15,318       16,907
                                                                           --------     --------
      Total operating expenses and taxes                                    173,465      175,558
                                                                           --------     --------

OPERATING INCOME                                                             43,926       48,704


OTHER INCOME                                                                  2,689        2,922
                                                                           --------     --------


INCOME BEFORE NET INTEREST CHARGES                                           46,615       51,626
                                                                           --------     --------

NET INTEREST CHARGES:
  Interest on long-term debt                                                 19,141       21,041
  Allowance for borrowed funds used during construction                      (1,214)        (202)
  Other interest expense (credit)                                              (832)      (1,361)
                                                                           --------     --------
      Net interest charges                                                   17,095       19,478
                                                                           --------     --------

NET INCOME                                                                   29,520       32,148


PREFERRED STOCK DIVIDEND REQUIREMENTS                                         4,064        4,070
                                                                           --------     --------

EARNINGS ON COMMON STOCK                                                   $ 25,456     $ 28,078
                                                                           ========     ========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

                                            - 28 -

                                     THE TOLEDO EDISON COMPANY

                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                                                      March 31,    December 31,
                                                                        2000           1999
                                                                    ------------   ------------
                                                                           (In thousands)
             ASSETS
             ------

UTILITY PLANT:
  In service                                                        $1,787,508      $1,776,534
  Less--Accumulated provision for depreciation                         689,583         670,866
                                                                    ----------      ----------
                                                                     1,097,925       1,105,668
                                                                    ----------      ----------
  Construction work in progress-
    Electric plant                                                     120,755          95,854
    Nuclear fuel                                                        18,368             386
                                                                    ----------      ----------
                                                                       139,123          96,240
                                                                    ----------      ----------
                                                                     1,237,048       1,201,908
                                                                    ----------      ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                           280,472         295,454
  Nuclear plant decommissioning trusts                                 127,282         123,500
  Other                                                                  4,570           4,678
                                                                    ----------      ----------
                                                                       412,324         423,632
                                                                    ----------      ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                301             312
  Receivables-
    Customers                                                            8,187          12,965
    Associated companies                                                26,554          40,998
    Other                                                                4,214           9,827
  Notes receivable from associated companies                             2,697           7,863
  Materials and supplies, at average cost-
    Owned                                                               21,300          23,243
    Under consignment                                                   21,842          20,232
  Prepayments and other                                                 29,781          25,931
                                                                    ----------      ----------
                                                                       114,876         141,371
                                                                    ----------      ----------
DEFERRED CHARGES:
  Regulatory assets                                                    379,546         385,284
  Goodwill                                                             462,097         465,169
  Property taxes                                                        43,448          43,448
  Other                                                                  4,900           6,116
                                                                    ----------      ----------
                                                                       889,991         900,017
                                                                    ----------      ----------
                                                                    $2,654,239      $2,666,928
                                                                    ==========      ==========

                                             - 29 -

                                     THE TOLEDO EDISON COMPANY

                                    CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                                        March 31,      December 31,
                                                                          2000           1999
                                                                      -------------   ------------
                                                                              (In thousands)
            CAPITALIZATION AND LIABILITIES
            ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $5 par value, authorized 60,000,000 shares -
      39,133,887 shares outstanding                                   $  195,670      $  195,670
    Other paid-in capital                                                328,559         328,559
    Retained earnings                                                     34,921          27,475
                                                                      ----------      ----------
        Total common stockholder's equity                                559,150         551,704
  Preferred stock not subject to mandatory redemption                    210,000         210,000
  Long-term debt                                                         994,446         981,029
                                                                      ----------      ----------
                                                                       1,763,596       1,742,733
                                                                      ----------      ----------


CURRENT LIABILITIES:
  Currently payable long-term debt                                        78,014          95,765
  Accounts payable-
    Associated companies                                                  10,696          20,537
    Other                                                                 23,712          27,100
  Notes payable to associated companies                                   50,710          33,876
  Accrued taxes                                                           42,267          57,742
  Accrued interest                                                        21,730          21,961
  Other                                                                   59,098          60,414
                                                                      ----------      ----------
                                                                         286,227         317,395
                                                                      ----------      ----------


DEFERRED CREDITS:
  Accumulated deferred income taxes                                      179,527         172,236
  Accumulated deferred investment tax credits                             38,269          38,748
  Nuclear plant decommissioning costs                                    133,899         130,116
  Pensions and other postretirement benefits                             122,442         122,986
  Other                                                                  130,279         142,714
                                                                      ----------      ----------
                                                                         604,416         606,800
                                                                      ----------      ----------

COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                              ----------      ----------
                                                                      $2,654,239      $2,666,928
                                                                      ==========      ==========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.

                                             - 30 -

                                     THE TOLEDO EDISON COMPANY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                               Three Months Ended
                                                                                    March 31,
                                                                              ----------------------
                                                                                2000          1999
                                                                              ---------     --------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 29,520      $ 32,148
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization                               26,180        25,743
      Nuclear fuel and lease amortization                                        6,633         6,612
      Deferred income taxes, net                                                 6,608         3,682
      Investment tax credits, net                                                 (479)         (481)
      Receivables                                                               24,835       (15,417)
      Materials and supplies                                                       333        (2,380)
      Accounts payable                                                         (13,229)       (1,108)
      Other                                                                    (33,058)      (37,480)
                                                                              --------      --------
        Net cash provided from operating activities                             47,343        11,319
                                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Short-term borrowings, net                                                  16,834            --
  Redemptions and Repayments-
    Long-term debt                                                              20,884        12,434
  Dividend Payments-
    Common stock                                                                18,000            --
    Preferred stock                                                              4,064         4,070
                                                                              --------      --------
        Net cash used for financing activities                                  26,114        16,504
                                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                            37,709         8,931
  Loans to associated companies                                                     --         2,862
  Loan payments from associated companies                                       (5,166)           --
  Capital investments                                                          (14,982)      (15,370)
  Other                                                                          3,679         2,359
                                                                              --------      --------
        Net cash used for (provided from) investing activities                  21,240        (1,218)
                                                                              --------      --------

Net decrease in cash and cash equivalents                                           11         3,967
Cash and cash equivalents at beginning of period                                   312         4,140
                                                                              --------      --------
Cash and cash equivalents at end of period                                    $    301      $    173
                                                                              ========      ========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

                                            - 31 -

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of March 31, 2000, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of The Toledo Edison Company and subsidiary as of December 31, 1999 (not presented herein), and, in our report dated February 11, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.









                                   ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 12, 2000

                        THE TOLEDO EDISON COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

         Operating revenues decreased by $6.9 million in the first quarter of 2000, compared to the same period in 1999. Underlying this decrease in operating revenues was a change in the mix of kilowatt-hour sales. Sales to commercial customers in the first quarter of 2000 were relatively unchanged from the same period in 1999. However, sales to residential and industrial customers were both lower in 2000. Mild weather principally contributed to lower residential sales in the first quarter of 2000. However, sales to wholesale customers increased significantly due to additional available internal generation coupled with continued demand in the wholesale market. The increase in sales to the wholesale market more than offset the decline in retail kilowatt-hour sales resulting in an increase of 8.9% in total sales. However, while first quarter kilowatt-hour sales increased substantially, these sale were offset by lower unit prices reflecting the lower margins available in the wholesale market, resulting in the net decrease in operating revenues. Changes in kilowatt-hour sales by customer class between the first quarter of 2000 and the same period in 1999 are summarized in the following table.


Changes in KWH Sales
--------------------
                               % Increase
                               (Decrease)
                               ----------
Residential                      (8.9)%
Commercial                         --
Industrial                       (2.9)%
                                 ------
Total Retail                     (3.8)%
                                 ------
Wholesale                        80.6%
                                 -----
Total Sales                       8.9%
                                 =====


Operating Expenses and Taxes

          Total operating expenses and taxes decreased $2.1 million in the first quarter of 2000 from the first quarter of 1999. The decrease resulted from lower fuel and purchased power and nuclear operating costs, which were partially offset by higher other operating costs and general taxes. The $3.3 million reduction in fuel and purchased power costs was comprised of a $0.5 million decrease in fuel expense and a $2.8 million reduction of purchased power costs. The expiration of an above-market coal contract contributed to the lower fuel expense which occurred despite an 11.3% increase in generation (fossil up 13.0%; nuclear up 10.1%). Nuclear operating costs were lower in the first three months of 2000, compared to the same period in 1999, due to lower costs at the Perry Plant and Beaver Valley Unit 2, which had refueling outages that began in the first quarter of 1999. Higher costs at the Bay Shore Plant and additional distribution expenses for forestry work combined to increase other expenses in the first quarter of 2000, compared to the first quarter of 1999.

Net Interest Charges

          Net interest charges decreased in the first quarter of 2000 from the same period a year ago due to redemptions and refinancings of long-term debt. Interest on additional short-term borrowings partially offset the reduction of interest on long-term debt.

Capital Resources and Liquidity
------------------------------

          TE has continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 2000, capital requirements for property additions and capital leases are expected to be about $75 million, including $20 million for nuclear fuel. TE will need additional cash of approximately $61.9 million for maturing long-term debt

                      THE TOLEDO EDISON COMOPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS (Cont'd)


during the remainder of 2000. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of March 31, 2000, TE had approximately $3.0 million of cash and temporary investments and $50.7 million of short-term indebtedness to associated companies. Under its first mortgage indenture, as of March 31, 2000, TE had the capability to issue up to $373 million of additional first mortgage bonds on the basis of property additions and retired bonds.

Regulatory Matters
------------------

          FirstEnergy has reached an agreement with major parties to the transition plan it filed in 1999, on TE's behalf, as well as for its other Ohio electric utility operating companies - OE and CEI - under Ohio's electric utility restructuring law. Other parties recommending approval to the PUCO included the PUCO staff, the Ohio Consumers' Counsel, the Industrial Energy Users-Ohio, power marketers and others. If the PUCO adopts the agreement TE will have the opportunity to recover its transition costs and would anticipate no charges to earnings resulting from implementation of the transition plan.

          Major provisions of the agreement consist of approval of the transition plan as filed, including recovery of transition costs through no later than mid-2007 for TE, except where a longer period of recovery is provided for in the agreement. FirstEnergy will also allow preferred access to non-affiliated marketers, brokers and aggregators over FirstEnergy's subsidiaries to 1,120 megawatts of generation capacity through 2005 at established prices for sales in the Ohio operating companies' franchise areas. The base electric rate freeze for distribution service for TE under its current regulatory plan will be extended from December 31, 2005 through December 31, 2007. The transition rate credits for customers under TE's current regulatory plan will also be extended through its transition cost recovery period.

          Beginning January 1, 2001, when Ohio electric customers have the choice to select their generation suppliers under the Ohio restructuring law, the stipulated agreement provides that TE customers who select alternative suppliers will have a shopping credit subtracted from their bills (equal to their energy usage times the forecast energy prices in the transition plan filing plus an additional incentive applied to the shopping credit of 45% for residential customers, 30% for commercial customers, and 15% for industrial customers). The amount of the incentive will serve to reduce amortization of transition costs during the market development period and will be recovered by TE through the extension of its transition cost recovery period. The agreement establishes shopping goals of 20% for each customer class. If these goals are not reached, the size of the incentive may be increased. If the customer shopping goals are still not reached by the end of 2005, the transition cost recovery period could be shortened for TE to reduce recovery by as much as $80 million, but any such adjustment would be computed on a class-by-class and pro-rata basis.

          The application of SFAS 71 to the nonnuclear generation businesses of TE will be discontinued when the PUCO issues its order. TE will continue to bill and collect cost-based rates for its transmission and distribution services, which will remain regulated; accordingly, it is appropriate that TE continue the application of SFAS 71 to its transmission and distribution operations after December 31, 2000.

                                   PENNSYLVANIA POWER COMPANY

                                     STATEMENTS OF INCOME
                                          (Unaudited)
                                                                               Three Months Ended
                                                                                   March 31,
                                                                             ----------------------
                                                                               2000          1999
                                                                             --------      --------
                                                                                  (In thousands)
OPERATING REVENUES                                                           $ 83,951      $81,372
                                                                             --------      -------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                                     13,390       16,912
  Nuclear operating costs                                                      45,507        6,713
  Other operating costs                                                        13,535       14,728
                                                                             --------      -------
      Total operation and maintenance expenses                                 72,432       38,353
  Provision for depreciation and amortization                                  15,731       14,437
  General taxes                                                                 7,058        5,904
  Income taxes (credit)                                                        (4,903)       8,386
                                                                             --------      -------
      Total operating expenses and taxes                                       90,318       67,080
                                                                             --------      -------

OPERATING INCOME (LOSS)                                                        (6,367)      14,292


OTHER INCOME                                                                      413          997
                                                                             --------      -------

INCOME (LOSS) BEFORE NET INTEREST CHARGES                                      (5,954)      15,289
                                                                             --------      -------

NET INTEREST CHARGES:
  Interest expense                                                              5,407        5,096
  Allowance for borrowed funds used during construction                          (975)        (146)
                                                                             --------      -------
      Net interest charges                                                      4,432        4,950
                                                                             --------      -------

NET INCOME (LOSS)                                                             (10,386)      10,339


PREFERRED STOCK DIVIDEND REQUIREMENTS                                             926        1,157
                                                                             --------      -------

EARNINGS (LOSS) ATTRIBUTABLE TO COMMON STOCK                                 $(11,312)     $ 9,182
                                                                             ========      =======


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.

                                            - 35 -

                                 PENNSYLVANIA POWER COMPANY

                                       BALANCE SHEETS
                                        (Unaudited)
                                                                      March 31,     December 31,
                                                                        2000            1999
                                                                    -------------   ------------
                                                                           (In thousands)
                    ASSETS
                    ------

UTILITY PLANT:
  In service                                                         $  652,584     $  646,186
  Less--Accumulated provision for depreciation                          243,417        237,893
                                                                     ----------     ----------
                                                                        409,167        408,293
                                                                     ----------     ----------
  Construction work in progress-
    Electric plant                                                       25,085         18,558
    Nuclear fuel                                                         21,285          6,540
                                                                     ----------     ----------
                                                                         46,370         25,098
                                                                     ----------     ----------
                                                                        455,537        433,391
                                                                     ----------     ----------


OTHER PROPERTY AND INVESTMENTS:
  Nuclear plant decommissioning trusts                                  111,366        104,775
  Other                                                                  21,407         19,784
                                                                     ----------     ----------
                                                                        132,773        124,559
                                                                     ----------     ----------

CURRENT ASSETS:
  Cash and cash equivalents                                                 324          5,670
  Notes receivable from parent company                                    2,557         15,423
  Receivables-
    Customers (less accumulated provisions of $3,601,000
     and $3,537,000, respectively, for uncollectible accounts)           32,601         34,568
    Associated companies                                                 37,135         38,565
    Other                                                                12,819          8,896
  Materials and supplies, at average cost                                28,715         32,483
  Prepayments                                                            14,865          2,208
                                                                     ----------     ----------
                                                                        129,016        137,813
                                                                     ----------     ----------


DEFERRED CHARGES:
  Regulatory assets                                                     301,273        314,593
  Other                                                                   5,014          5,260
                                                                     ----------     ----------
                                                                        306,287        319,853
                                                                     ----------     ----------
                                                                     $1,023,613     $1,015,616
                                                                     ==========     ==========

                                            - 36 -

                                 PENNSYLVANIA POWER COMPANY

                                       BALANCE SHEETS
                                         (Unaudited)
                                                                      March 31,     December 31,
                                                                        2000            1999
                                                                    -------------   ------------
                                                                           (In thousands)
             CAPITALIZATION AND LIABILITIES
             ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized 6,500,000 shares -
      6,290,000 shares outstanding                                   $  188,700     $  188,700
    Other paid-in capital                                                  (310)          (310)
    Retained earnings (accumulated deficit)                                 (94)        11,218
                                                                     ----------     ----------
        Total common stockholder's equity                               188,296        199,608
  Preferred stock-
    Not subject to mandatory redemption                                  39,105         39,105
    Subject to mandatory redemption                                      15,000         15,000
  Long-term debt-
    Associated companies                                                 29,222         18,007
    Other                                                               256,823        256,814
                                                                     ----------     ----------
                                                                        528,446        528,534
                                                                     ----------     ----------
CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                                 13,966         13,504
    Other                                                                24,283         29,521
  Accounts payable-
    Associated companies                                                 52,667         26,220
    Other                                                                20,549         28,903
  Accrued taxes                                                          20,397         21,863
  Accrued interest                                                        3,886          6,592
  Other                                                                  14,672         16,506
                                                                     ----------     ----------
                                                                        150,420        143,109
                                                                     ----------     ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                     175,654        182,702
  Accumulated deferred investment tax credits                             7,155          7,266
  Nuclear plant decommissioning costs                                   114,860        107,816
  Other                                                                  47,078         46,189
                                                                     ----------     ----------
                                                                        344,747        343,973
                                                                     ----------     ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                             ----------     ----------
                                                                     $1,023,613     $1,015,616
                                                                     ==========     ==========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these balance sheets.

                                           - 37 -

                                  PENNSYLVANIA POWER COMPANY

                                   STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                                               Three Months Ended
                                                                                    March 31,
                                                                             ----------------------
                                                                               2000          1999
                                                                             --------      --------
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $(10,386)     $10,339
Adjustments to reconcile net income (loss) to net
  cash from operating activities-
    Provision for depreciation and amortization                                15,731       14,437
    Nuclear fuel and lease amortization                                         3,170        1,823
    Deferred income taxes, net                                                 (3,622)      (2,023)
    Investment tax credits, net                                                  (791)        (183)
    Receivables                                                                  (526)      (3,785)
    Materials and supplies                                                      3,768         (732)
    Accounts payable                                                           18,093        6,185
    Other                                                                     (19,356)     (12,451)
                                                                             --------     --------
        Net cash provided from operating activities                             6,081       13,610
                                                                             --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and Repayments-
    Long-term debt                                                              8,365        1,745
  Dividend Payments-
    Common stock                                                                   --       31,765
    Preferred stock                                                               926        1,066
                                                                             --------     --------
        Net cash used for financing activities                                  9,291       34,576
                                                                             --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                           13,191        4,633
  Loan payment from parent                                                    (12,866)     (20,242)
  Other                                                                         1,811        1,263
                                                                             --------     --------
        Net cash used for (provided from) investing activities                  2,136      (14,346)
                                                                             --------     --------

Net decrease in cash and cash equivalents                                       5,346        6,620
Cash and cash equivalents at beginning of period                                5,670        7,485
                                                                             --------     --------
Cash and cash equivalents at end of period                                   $    324     $    865
                                                                             ========     ========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.

                                            - 38 -

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Pennsylvania Power Company:

We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and wholly owned subsidiary of Ohio Edison Company) as of March 31, 2000, and the related statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Pennsylvania Power Company as of December 31, 1999 (not presented herein), and, in our report dated February 11, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.









                                    ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 12, 2000

                       PENNSYLVANIA POWER COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations
---------------------

          Operating revenues increased by $2.6 million in the first quarter of 2000, compared to the same period in 1999. Underlying this increase was a change in the mix of kilowatt-hour sales. Retail generation sales increased due to higher demand from the steel industry, which strongly rebounded from the depressed production levels experienced last year as a direct result of foreign imports of steel products. Total electric kilowatt-hour sales of generation increased significantly by 37.7% as sales to wholesale customers almost tripled from the first quarter of last year. The major increase in sales to wholesale customers occurred because of additional generation capacity received as part of the Duquesne asset swap and continued demand in the wholesale market. While first quarter generation sales increased substantially, these sales were offset by lower unit prices reflecting the lower margins available in the wholesale market, resulting in the modest increase in operating revenues. Total distribution deliveries (to customers in the Penn franchise territory) significantly increased on the strength of industrial sales. The rebound in the steel sector was a major contributing factor to the increase in kilowatt-hour sales. Mild weather in the first quarter of 2000 contributed to lower residential deliveries compared to the same period of 1999. Changes in kilowatt-hour generation sales and distribution deliveries in the first quarter of 2000 compared to the first quarter of 1999 are summarized in the following table.


Changes in KWH Sales
--------------------
                                     % Increase
                                     (Decrease)
                                     ----------
Electric Generation Sales:
Retail                                   3.0%
Wholesale                              187.6%
                                       ------
Total Electric Generation Sales         37.7%
                                       ======

Distribution Deliveries:
Residential                             (1.1)%
Commercial                               0.7%
Industrial                              29.2%
                                       ------

Total Distribution Deliveries            9.0%
                                       ======

Operating Expenses and Taxes

          Total operating expenses and taxes increased $23.2 million in the first quarter of 2000 from the same period of 1999. The increase resulted from higher nuclear operating costs, depreciation and amortization and general taxes which were partially offset by lower fuel and purchased power costs and other operating costs. The $3.5 million reduction in fuel and purchased power costs resulted from a $2.9 million decrease in fuel expense and a $0.6 million reduction in purchased power costs. Two primary factors contributed to the lower fuel expense, which occurred despite a 37.6% net increase in generation (nuclear up 150.8%; fossil down 13.6%). These factors included a higher proportion of nuclear generation (i.e., lower cost fuel) due to increased nuclear generation ownership and the expiration of an above-market coal contract. The increased nuclear generation ownership resulted from the Duquesne asset swap, which was completed in December
1999. Nuclear operating costs were much higher in the first quarter of 2000 compared to the same period in 1999 as a result of refueling outage costs at Beaver Valley Unit 1 combined with Penn's increased ownership of that unit and Beaver Valley Unit 2 as a result of the asset swap. Other operating costs were lower in the first quarter of 2000, compared to the first quarter of 1999 primarily due to the transfer of ownership in PPE to FirstEnergy Services Corp., an affiliated company. The transfer moved Penn's unregulated electric generation sales to an affiliated entity dedicated to unregulated sales activity, effective December 31, 1999.

                     PENNSYLVANIA POWER COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)


          The provision for depreciation and amortization increased in the first quarter of 2000 compared to the same period of 1999, as a result of increases in the amortization of regulatory assets related to the Penn rate restructuring plan that began in 1999. General taxes increased in the first quarter of 2000 in part due to an increase in gross receipts tax resulting from higher taxable receipts.

Capital Resources and Liquidity
-------------------------------

          Penn has continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 2000, capital requirements for property additions and capital leases are expected to be about $28 million, including $7 million for nuclear fuel. Penn will need additional cash of approximately $24.0 million for maturing long-term debt during the remainder of 2000. These cash requirements are expected to be satisfied by internal cash.

          As of March 31, 2000, Penn had approximately $2.9 million of cash and temporary investments and no short-term indebtedness. Also, Penn had $2 million available from an unused bank facility as of March 31, 2000, which may be borrowed for up to several days at the bank's discretion. Under its first mortgage indenture, as of March 31, 2000, Penn had the capability to issue up to $181 million of additional first mortgage bonds on the basis of property additions and retired bonds.

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

        (a) The annual meeting of FirstEnergy shareholders was held on April 27, 2000.

        (b) At this meeting, the following persons were elected to FirstEnergy's Board of Directors:


                                         Number of Votes
                                 ---------------------------
                                      For           Withheld
                                 -----------       ---------

  Dr. Carol A. Cartwright        183,742,058       7,079,706
  William F. Conway              183,640,479       7,181,285
  Paul J. Powers                 183,813,374       7,008,390
  George M. Smart                183,996,088       6,825,676



        (c) At this meeting, the appointment of Arthur Andersen LLP, independent public accountants, as auditors for the year 2000 was ratified (ratification required a majority of votes cast):


                                             Number of Votes
                                -------------------------------------
                                    For        Against    Abstentions
                                -----------   ---------   -----------

                                185,796,848   2,633,622    2,391,294



        (d) At this meeting, a shareholder proposal designed to result in the election of the entire Board of Directors each year was rejected (passage required 80% of the 231,595,941 common shares outstanding):


                                           Number of Votes
                        ---------------------------------------------------
                                                                  Broker
                            For        Against     Abstentions   Non-Votes
                        ----------    ----------   -----------   ----------

                        78,762,982    84,035,742    7,021,915    21,001,125



        (e) At this meeting, a shareholder proposal to reinstate simple-majority vote on all issues that are submitted to shareholder vote was rejected (passage required 80% of the 231,595,941 common shares outstanding):


                                           Number of Votes
                        ---------------------------------------------------
                                                                  Broker
                            For        Against     Abstentions   Non-Votes
                        ----------    ----------   -----------   ----------

                        79,078,310    83,613,566    7,128,773    21,001,115


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

         Exhibit
         Number
         -------

         FirstEnergy, OE, CEI and Penn
         -----------------------------

            15  Letter from independent public accountants.

---------------------------

Item 6.  Exhibits and Reports on Form 8-K (Cont'd)
         --------------------------------

         TE
         --

            None

         Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, neither FirstEnergy, OE, CEI, TE nor Penn has filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of their respective total assets of FirstEnergy and its subsidiaries on a consolidated basis, or respectively, OE, CEI, TE or Penn, but hereby agrees to furnish to the Commission on request any such documents.

         (b)  Reports on Form 8-K

         FirstEnergy, OE, CEI and TE - One combined report on Form 8-K was
         ---------------------------
         filed since December 31, 1999. A report dated April 18, 2000 reported that FirstEnergy Corp. had reached a stipulated agreement with major parties to the transition filing it made in December 1999 under Ohio's electric utility industry restructuring law.

          Penn
          ----

              None

                                SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 12, 2000






                                    FIRSTENERGY CORP.
                                    -----------------
                                       Registrant

                                   OHIO EDISON COMPANY
                                   -------------------
                                       Registrant

                                 THE CLEVELAND ELECTRIC
                                 ----------------------
                                  ILLUMINATING COMPANY
                                  --------------------
                                       Registrant

                                THE TOLEDO EDISON COMPANY
                                -------------------------
                                       Registrant

                               PENNSYLVANIA POWER COMPANY
                               --------------------------
                                       Registrant



                                 /s/  Harvey L. Wagner
                            ----------------------------------
                                      Harvey L. Wagner
                                         Controller
                                Principal Accounting Officer