Form 10-Q
period 2000-06-30
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 2000-08-14
CIK 1031296, 20947, 73960, 77278, 352049

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

                              OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________  to _________

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

Yes  X    No
    ---     ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                            OUTSTANDING
             CLASS                                      AS OF AUGUST 4, 2000
             -----                                      --------------------

  FirstEnergy Corp., $.10 par value                          228,615,241
  Ohio Edison Company, $9 par value                                  100
  The Cleveland Electric Illuminating Company, no par value   79,590,689
  The Toledo Edison Company, $5 par value                     39,133,887
  Pennsylvania Power Company, $30 par value                    6,290,000

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

          This Form 10-Q includes forward looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "potential", "expect", "believe", "estimate" and similar words. Actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy market prices, legislative and regulatory changes (including revised environmental requirements), availability and cost of capital, inability to accomplish or realize anticipated benefits of strategic goals and other similar factors.

                           TABLE OF CONTENTS


                                                                       Pages

Part I.    Financial Information

           Notes to Financial Statements                                1-5

        FirstEnergy Corp.

           Consolidated Statements of Income                             6
           Consolidated Balance Sheets                                  7-8
           Consolidated Statements of Cash Flows                         9
           Report of Independent Public Accountants                      10
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition                     11-15

       Ohio Edison Company

           Consolidated Statements of Income                             16
           Consolidated Balance Sheets                                 17-18
           Consolidated Statements of Cash Flows                         19
           Report of Independent Public Accountants                      20
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition                     21-23

       The Cleveland Electric Illuminating Company

           Consolidated Statements of Income                             24
           Consolidated Balance Sheets                                 25-26
           Consolidated Statements of Cash Flows                         27
           Report of Independent Public Accountants                      28
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition                     29-31

       The Toledo Edison Company

           Consolidated Statements of Income                             32
           Consolidated Balance Sheets                                 33-34
           Consolidated Statements of Cash Flows                         35
           Report of Independent Public Accountants                      36
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition                     37-38

       Pennsylvania Power Company

           Statements of Income                                          39
           Balance Sheets                                              40-41
           Statements of Cash Flows                                      42
           Report of Independent Public Accountants                      43
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition                     44-45


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

          Penn's results of operations for the 1999 interim periods include Penn and its wholly owned subsidiary, Penn Power Energy, Inc.
(PPE). Penn's interest in PPE was transferred to FirstEnergy Services Corp. (FE Services), an affiliate, effective December 31, 1999.

          The sole assets of the subsidiary trust that is the obligor on the preferred securities included in FirstEnergy's and OE's capitalization are $123,711,350 principal amount of 9% Junior Subordinated Debentures of OE due December 31, 2025.

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

          CAPITAL EXPENDITURES-

          FirstEnergy's current forecast reflects expenditures of approximately $3.0 billion (OE-$766 million, CEI-$529 million, TE-$259 million, Penn-$234 million and unregulated subsidiaries-$1.212 billion) for property additions and improvements from 2000-2004, of which approximately $670 million (OE-$213 million, CEI-$109 million, TE-$99 million, Penn-$29 million and unregulated subsidiaries-$220 million) is applicable to 2000. Investments for additional nuclear fuel during the 2000-2004 period are estimated to be approximately $462 million (OE-$113 million, CEI-$157 million, TE-$108 million and Penn-$84 million), of which approximately $152 million (OE-$33 million, CEI-$56 million, TE-$39 million and Penn-$24 million) applies to 2000.

          STOCK REPURCHASE PROGRAM-

          On November 17, 1998, the Board of Directors authorized the repurchase of up to 15 million shares of FirstEnergy's common stock over a three-year period beginning in 1999. Repurchases are made on the open market, at prevailing prices, and are funded primarily through the use of operating cash flows. During the second quarter of 2000 and the first six months of 2000, FirstEnergy repurchased and retired 1.7 million shares (average price of $24.29 per share) and 3.2 million shares (average price of $22.71 per share) of its common stock, respectively. In 1999, FirstEnergy also entered into a forward contract with Credit Suisse First Boston Corporation for the purchase of 1.4 million shares of FirstEnergy's common stock at an average price of $24.22 per share to be settled on November 3, 2000. The contract may be settled through gross physical settlement, net share settlement or net cash settlement at FirstEnergy's election.

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

          The Companies are required to meet federally approved sulfur dioxide (SO2) regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $27,500 for each day the unit is in violation. The Environmental Protection Agency (EPA) has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The Companies cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

          The Companies are in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities by May 2003. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions across a region of twenty-two states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. In March 2000, the U.S. Court of Appeals for the D.C. Circuit upheld EPA's NOx Transport Rule except as applied to the State of Wisconsin and portions of Georgia and Missouri. By October 2000, states are to submit revised State Implementation Plans
(SIP) which comply with individual state NOx budgets established by the EPA contemplating an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions. A proposed Federal Implementation Plan accompanied the NOx Transport Rule and may be implemented by the EPA in states which fail to revise their SIP. In another separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. The EPA position is that the Section 126 petitions will be adequately addressed by the NOx Transport Program, but a December 17, 1999 rulemaking established an alternative program which would require nearly identical 85% NOx reductions at 392 utility plants, including the Companies' Ohio and Pennsylvania plants, by May 2003, in the event implementation of the NOx Transport Rule is delayed. Additional Section 126 petitions were filed by New Jersey, Maryland, Delaware and the District of Columbia in mid-1999 and are still under evaluation by the EPA. The Companies continue to evaluate their compliance plans and other compliance options.

          In July 1997, EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. In May 1999, the U.S. Court of Appeals for the D.C. Circuit remanded both standards to the EPA, having found constitutional and other defects in the new NAAQS rules. The D.C. Circuit Court, on October 29, 1999, denied an EPA petition for rehearing. The U.S. Supreme Court, on May 22, 2000, agreed to hear appeals of both EPA and industry petitioners regarding the new NAAQS rules and a decision is expected in 2001. The cost of compliance with these regulations, if they are reinstated, may be substantial and will depend on the manner in which they are ultimately implemented, if at all, by the states in which the Companies operate affected facilities.

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

          CEI and TE have been named as "potentially responsible parties"
(PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued liabilities of $4.4 million and $0.6 million, respectively, as of June 30, 2000, based on estimates of the costs of cleanup and the proportionate responsibility of other PRPs for such costs. CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

          MERGER AGREEMENT -

          On August 8, 2000, FirstEnergy and GPU, Inc. (GPU), a Pennsylvania corporation, entered into an Agreement and Plan of Merger. Under the merger agreement, FirstEnergy would acquire all of the outstanding shares of GPU's common stock for approximately $4.5 billion in cash and FirstEnergy common stock. FirstEnergy would also assume approximately $7.4 billion of GPU's debt and preferred stock. The transaction would be accounted for by the purchase method. The combined company's principal electric utility operating companies would include OE, CEI, TE and Penn, as well as GPU's electric utility operating companies - Jersey Central Power & Light Company, Metropolitan Edison Company, and Pennsylvania Electric Company, which serve customers in Pennsylvania and New Jersey.

          Under the agreement, GPU shareholders would receive the equivalent of $36.50 for each share of GPU common stock they own, payable in cash or in FirstEnergy common stock, as long as FirstEnergy's common stock price is between $24.24 and $29.63. Each GPU shareholder would be able to elect the form of consideration they wish to receive, subject to proration so that the aggregate consideration to all GPU shareholders will be 50 percent cash and 50 percent FirstEnergy common stock. Each GPU share converted into FirstEnergy common stock would receive not less than 1.2318 and not more than 1.5055 shares of FirstEnergy common stock, depending on the average closing price of FirstEnergy stock during the 20-day trading period ending on the sixth trading date prior to the merger closing. The stock portion of the consideration is expected to be tax-free to GPU shareholders.

          The Merger has been approved by the respective Boards of Directors of the Company and GPU and is expected to close promptly after all of the conditions to the consummation of the Merger, including shareholder approval and the receipt of all necessary regulatory approvals, are fulfilled or waived. The receipt of all necessary regulatory approvals, including, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Federal Communications Commission, and the Securities and Exchange Commission, are expected to take approximately one year.

3 -  REGULATORY ACCOUNTING:

          On July 19, 2000, the Public Utilities Commission of Ohio (PUCO) approved FirstEnergy's transition plan by adopting the agreement with major parties to the transition plan it had filed in 1999, on behalf of OE, CEI and TE under Ohio's electric utility restructuring law. Major parties to the agreement included the PUCO staff, the Ohio Consumers' Counsel, the Industrial Energy Users-Ohio, certain power marketers and others.

          Major provisions of the agreement consisted of approval of the transition plan as filed, including recovery of transition costs through no later than 2006 for OE, mid-2007 for TE and 2008 for CEI, except where a longer period of recovery is provided for in the agreement. The total transition cost amounts to be recovered are as filed in the transition plan. FirstEnergy will also allow preferred access over FirstEnergy's subsidiaries to non-affiliated marketers, brokers and aggregators to 1,120 megawatts of generation capacity through 2005 at established prices for sales to the Ohio operating companies' retail customers. The base electric rates for distribution service for OE, CEI and TE under their prior respective regulatory plans will be extended from December 31, 2005 through December 31, 2007. The transition rate credits for customers under their prior regulatory plans will also be extended through the Companies' respective transition cost recovery periods.

          Beginning January 1, 2001 when Ohio electric customers have the choice to select their generation suppliers under the Ohio restructuring law, the agreement provides to FirstEnergy's Ohio customers electing alternative suppliers, an additional incentive applied to the shopping credit of 45% for residential customers, 30% for commercial customers and 15% for industrial customers as reductions from their bills, when they select alternative energy providers (the credits exceed the price FirstEnergy will be offering to electricity suppliers relating to the 1,120 megawatts described on the previous page). The amount of the incentive will serve to reduce the amortization of transition costs during the market development period (January 1, 2001 through December 31, 2005) and will be recovered over the remaining transition cost recovery periods. If the customer shopping goals established in the agreement are not achieved by the end of 2005, the transition cost recovery periods could be shortened for OE, CEI and TE to reduce recovery by as much as $500 million (OE-$250 million, CEI-$170 million and TE-$80 million), but any such adjustment would be computed on a class-by-class and pro-rata basis.

          The application of Statement of Financial Accounting Standards
(SFAS) No. 71 "Accounting for the Effect of Certain Types of Regulation" (SFAS 71) to OE's generation business and the nonnuclear generation businesses of CEI and TE was discontinued effective with the issuance of the PUCO order. The June 30, 2000 balance sheets reflect the effect of such discontinuance with the reduction of plant investment and the corresponding recognition of regulatory assets recoverable through future regulatory cash flows for generating assets that were impaired in the amount of $1.6 billion ($1.2 billion, $304 million and $53 million for OE, CEI and TE, respectively). The Companies continue to bill and collect cost-based rates for their transmission and distribution services, which remain regulated; accordingly, it is appropriate that the Companies continue the application of SFAS 71 to those respective operations.

4 -  NEW ACCOUNTING STANDARD:

          In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." SFAS 138 modifies Statement No. 133 (SFAS 133) in several ways. The most significant impact of the amendment for FirstEnergy is expansion of the "normal purchases and normal sales" exception in SFAS 133 to include contracts that implicitly or explicitly permit net settlement. As a consequence, a number of contracts entered into in the normal course of business which were previously required to be accounted for as derivative instruments under SFAS 133 will now be excluded from those provisions, reducing SFAS 133's potential for volatility on earnings and other comprehensive income. The amendment also modifies certain hedging requirements of SFAS 133. FirstEnergy anticipates adopting SFAS 138 on its effective date of January 1, 2001. FirstEnergy is in the process of quantifying the impacts on its financial statements of adopting this new standard.

5 -  SEGMENT INFORMATION:

          FirstEnergy's primary segment is its Electric Utility Operating Companies which include four electric utilities that provide electric service in Ohio and Pennsylvania. Its other material business segment consists of the subsidiaries that operate unregulated businesses.
Financial data for these business segments are as follows:


Segment Financial Information
-----------------------------
                                     Electric     Unregulated      Reconciling
Three Months Ended:                 Utilities      Businesses      Eliminations     Totals
------------------                  ---------     -----------      ------------     ------
                                                         (In millions)
June 30, 2000
-------------
External revenues                    $ 1,342         $  360         $    --        $ 1,702
Intersegment revenues                     29             40             (69)            --
  Total revenues                       1,371            400             (69)         1,702
Depreciation and amortization            220              5              --            225
Net interest charges                     128             17             (11)           134
Income taxes                              99             (4)             --             95
Net income/Earnings on common stock      141             (4)             (2)           135
Total assets                          17,169          2,092          (1,160)        18,101
Property additions                       102             22              --            124
Acquisitions                              --             --              --             --

June 30, 1999
-------------
External revenues                    $ 1,335         $  184         $    --        $ 1,519
Intersegment revenues                      8             45             (53)            --
  Total revenues                       1,343            229             (53)         1,519
Depreciation and amortization            208              9              --            217
Net interest charges                     143             16             (12)           147
Income taxes                             101             --              --            101
Net income/Earnings on common stock      125              3              (3)           125
Total assets                          17,393          1,924            (934)        18,383
Property additions                        69             24              --             93
Acquisitions                              --             --              --             --




                                     Electric     Unregulated      Reconciling
Six Months Ended:                   Utilities      Businesses      Eliminations     Totals
------------------                  ---------     -----------      ------------     ------
                                                         (In millions)
June 30, 2000
-------------
External revenues                    $ 2,617         $   693          $    --      $ 3,310
Intersegment revenues                     57              66             (123)          --
  Total revenues                       2,674             759             (123)       3,310
Depreciation and amortization            417              10               --          427
Net interest charges                     259              35              (25)         269
Income taxes                             196              (3)              --          193
Net income/Earnings on common stock      282              (2)              (4)         276
Total assets                          17,169           2,092           (1,160)      18,101
Property additions                       219              57               --          276
Acquisitions                              --              --               --           --

June 30, 1999
-------------
External revenues                    $ 2,612         $   329          $    --      $ 2,941
Intersegment revenues                     16              68              (84)          --
  Total revenues                       2,628             397              (84)       2,941
Depreciation and amortization            394              14               --          408
Net interest charges                     285              32              (24)         293
Income taxes                             197              (3)              --          194
Net income/Earnings on common stock      268              (2)              (4)         262
Total assets                          17,393           1,924             (934)      18,383
Property additions                       121              54               --          175
Acquisitions                              --               9               --            9



                                          FIRSTENERGY CORP.

                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)
                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                   -----------------------     -----------------------
                                                      2000         1999           2000         1999
                                                   ----------   ----------     ----------   ----------
                                                       (In thousands, except per share amounts)
REVENUES:
  Electric sales                                   $1,281,232   $1,288,196     $2,487,707   $2,497,318
  Other - electric utilities                           67,453       54,125        141,908      128,327
  Facilities services                                 136,604      116,717        254,750      221,323
  Trading services                                     90,141       17,089        137,350       28,566
  Other                                               126,674       42,612        288,319       65,757
                                                   ----------   ----------     ----------   ----------
      Total revenues                                1,702,104    1,518,739      3,310,034    2,941,291
                                                   ----------   ----------     ----------   ----------
EXPENSES:
  Fuel and purchased power                            213,364      204,273        392,554      408,630
  Other expenses:
    Electric utilities                                420,036      418,956        828,481      789,971
    Facilities services                               130,745      110,566        245,976      209,959
    Trading services                                  101,676       20,460        149,592       33,264
    Other                                             109,420       34,840        249,585       64,170
  Provision for depreciation and amortization         224,794      216,700        426,878      407,913
  General taxes                                       137,977      139,466        279,032      277,560
                                                   ----------   ----------     ----------   ----------
      Total expenses                                1,338,012    1,145,261      2,572,098    2,191,467
                                                   ----------   ----------     ----------   ----------
INCOME BEFORE INTEREST AND INCOME TAXES               364,092      373,478        737,936      749,824
                                                   ----------   ----------     ----------   ----------
NET INTEREST CHARGES:
  Interest expense                                    124,243      131,359        247,086      260,740
  Allowance for borrowed funds used during
   construction and capitalized interest               (7,022)      (3,376)       (13,126)      (6,061)
  Subsidiaries' preferred stock dividends              17,125       19,379         35,413       38,760
                                                   ----------   ----------     ----------   ----------
      Net interest charges                            134,346      147,362        269,373      293,439
                                                   ----------   ----------     ----------   ----------
INCOME TAXES                                           95,142      100,794        193,041      194,342
                                                   ----------   ----------     ----------   ----------
NET INCOME                                         $  134,604   $  125,322     $  275,522   $  262,043
                                                   ==========   ==========     ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                         223,542      227,367        224,201      228,254
                                                      =======      =======        =======      =======
BASIC AND DILUTED EARNINGS PER SHARE OF
  COMMON STOCK                                          $ .60        $ .55          $1.23        $1.15
                                                        =====        =====          =====        =====
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK            $.375        $.375          $ .75        $ .75
                                                        =====        =====          =====        =====


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.


                                          FIRSTENERGY CORP.

                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)

                                                                        June 30,       December 31,
                                                                          2000             1999
                                                                      ------------     ------------
                                                                              (In thousands)

              ASSETS
              ------
CURRENT ASSETS:
  Cash and cash equivalents                                            $    87,560     $   111,788
  Receivables-
    Customers (less accumulated provisions of $9,682,000
      and $6,719,000, respectively, for uncollectible accounts)            369,053         322,687
    Other (less accumulated provisions of $8,579,000 and
      $5,359,000, respectively, for uncollectible accounts)                419,704         445,242
  Materials and supplies, at average cost-
    Owned                                                                  113,482         154,834
    Under consignment                                                      121,325          99,231
  Prepayments and other                                                    228,146         167,894
                                                                       -----------     -----------
                                                                         1,339,270       1,301,676
                                                                       -----------     -----------

PROPERTY, PLANT AND EQUIPMENT:
  In service                                                            11,788,170      14,645,131
  Less--Accumulated provision for depreciation                           4,757,755       5,919,170
                                                                       -----------     -----------
                                                                         7,030,415       8,725,961
  Construction work in progress                                            413,893         367,380
                                                                       -----------     -----------
                                                                         7,444,308       9,093,341
                                                                       -----------     -----------

INVESTMENTS:
  Capital trust investments                                              1,233,368       1,281,834
  Nuclear plant decommissioning trusts                                     574,967         543,694
  Letter of credit collateralization                                       277,763         277,763
  Other                                                                    623,121         599,443
                                                                       -----------     -----------
                                                                         2,709,219       2,702,734
                                                                       -----------     -----------

DEFERRED CHARGES:
  Regulatory assets                                                      4,048,288       2,543,427
  Goodwill                                                               2,117,054       2,129,902
  Property taxes                                                           267,226         276,997
  Other                                                                    175,914         175,970
                                                                       -----------     -----------
                                                                         6,608,482       5,126,296
                                                                       -----------     -----------
                                                                       $18,101,279     $18,224,047
                                                                       ===========     ===========


                                         FIRSTENERGY CORP.

                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                                        June 30,       December 31,
                                                                          2000             1999
                                                                      ------------     ------------
                                                                              (In thousands)

         CAPITALIZATION AND LIABILITIES
         ------------------------------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock                 $   643,682     $   762,520
  Short-term borrowings                                                    464,867         417,819
  Accounts payable                                                         357,237         360,379
  Accrued taxes                                                            439,983         409,724
  Accrued interest                                                         121,781         125,397
  Other                                                                    276,111         301,572
                                                                       -----------     -----------
                                                                         2,303,661       2,377,411
                                                                       -----------     -----------
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $.10 par value, authorized 300,000,000 shares -
      229,231,141 and 232,454,287 shares outstanding, respectively          22,923          23,245
    Other paid-in capital                                                3,651,147       3,722,375
    Accumulated comprehensive income                                          (195)           (195)
    Retained earnings                                                    1,052,245         945,241
    Unallocated employee stock ownership plan common stock -
      6,296,746 and 6,778,905 shares, respectively                        (117,715)       (126,776)
                                                                       -----------     -----------
        Total common stockholders' equity                                4,608,405       4,563,890
  Preferred stock of consolidated subsidiaries-
    Not subject to mandatory redemption                                    648,395         648,395
    Subject to mandatory redemption                                        124,356         136,246
  OE obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely OE subordinated debentures             120,000         120,000
  Long-term debt                                                         5,965,925       6,001,264
                                                                       -----------     -----------
                                                                        11,467,081      11,469,795
                                                                       -----------     -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                      2,185,061       2,231,265
  Accumulated deferred investment tax credits                              257,937         269,083
  Other postretirement benefits                                            519,384         498,184
  Nuclear plant decommissioning costs                                      589,651         562,295
  Other                                                                    778,504         816,014
                                                                       -----------     -----------
                                                                         4,330,537       4,376,841
                                                                       -----------     -----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                               -----------     -----------
                                                                       $18,101,279     $18,224,047
                                                                       ===========     ===========

The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these balance sheets.


                                          FIRSTENERGY CORP.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                   -----------------------     -----------------------
                                                      2000         1999           2000         1999
                                                   ----------   ----------     ----------   ----------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $134,604     $ 125,322      $275,522     $ 262,043
  Adjustments to reconcile net income to
    net cash from operating activities-
    Provision for depreciation and amortization     224,794       216,700       426,878       407,913
    Nuclear fuel and lease amortization              24,943        21,354        54,704        47,949
    Other amortization, net                          (3,451)       (3,789)       (6,618)       (4,254)
    Deferred income taxes, net                      (27,965)       (8,310)      (33,338)      (14,745)
    Investment tax credits, net                      (6,941)       (3,375)      (12,495)       (6,819)
    Receivables                                     (46,929)     (142,077)      (20,828)     (160,447)
    Materials and supplies                           12,420        11,734        19,258         6,728
    Accounts payable                                 15,177        37,015        (3,142)       49,173
    Other                                           (40,559)       18,207       (85,933)     (102,130)
                                                   --------     ---------      --------     ---------
      Net cash provided from operating activities   286,093       272,781       614,008       485,411
                                                   --------     ---------      --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                  241,099       181,088       258,418       193,365
    Short-term borrowings net                       111,040            --        47,048            --
  Redemptions and Repayments-
    Common stock                                     40,050        31,076        74,012        75,575
    Preferred stock                                  13,714        21,489        13,714        21,489
    Long-term debt                                  347,469        12,206       449,524        93,008
    Short-term borrowings, net                           --        35,992            --        24,728
  Common stock dividend payments                     84,063        85,299       168,518       171,436
                                                   --------     ---------      --------     ---------
      Net cash used for financing activities        133,157         4,974       400,302       192,871
                                                   --------     ---------      --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                124,397        92,971       276,077       183,676
  Cash investments                                   (1,930)           63       (41,036)      (41,205)
  Other                                             (14,045)       (6,148)        2,893         1,334
                                                   --------     ---------      --------     ---------
      Net cash used for investing activities        108,422        86,886       237,934       143,805
                                                   --------     ---------      --------     ---------
Net increase (decrease) in cash and cash
 equivalents                                         44,514       180,921       (24,228)      148,735
Cash and cash equivalents at beginning of period     43,046        45,612       111,788        77,798
                                                   --------     ---------      --------     ---------
Cash and cash equivalents at end of period         $ 87,560     $ 226,533      $ 87,560     $ 226,533
                                                   ========     =========      ========     =========


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. (an Ohio corporation) and subsidiaries as of June 30, 2000, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



Cleveland, Ohio
August 11, 2000

                            FIRSTENERGY CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Revenues increased $183.4 million in the second quarter of 2000 and $368.7 million during the six-month period ended June 30, 2000, as compared to the same periods in 1999, principally as a result of increased sales by our unregulated businesses. The sources of increases in the second quarter and first half of 2000, compared to the corresponding periods of 1999, are summarized in the following table.

               Sources of Revenue Changes
               -------------------------
                                                    Three       Six
                                                    Months     Months
                                                    ------     ------
                                                     (In millions)

    Electric Utility Operating Companies (EUOC):
    Electric sales                                  $(6.9)     $(9.6)
    Other electric utility revenues                  13.3       13.6
                                                    -----      -----

    Total EUOC                                        6.4        4.0

    Unregulated Businesses:
    Retail electric sales                            43.3       94.0
    FirstEnergy Trading Services, Inc. (FETS)        73.1      108.8
    Other businesses                                 60.6      161.9
                                                   ------     ------

    Net Revenue Increase                           $183.4     $368.7
                                                   ======     ======

Electric Sales

          EUOC sales revenues decreased $6.9 million in the second quarter and $9.6 million in the first six months of 2000 from the same periods in 1999. Lower kilowatt-hour prices (representing sales from traditional vertically integrated operations) offset an increase in EUOC electric generation sales in both periods. EUOC other electric revenues increased in both the second quarter and first half of 2000, compared to the same periods in 1999, primarily due to additional FirstEnergy transmission and Penn distribution revenues.

          Total electric generation sales, including unregulated sales, increased in the second quarter and first six months of 2000, compared to the corresponding periods in 1999. In the first half of 2000, unregulated retail sales were nearly double last year's level. FirstEnergy continued to make progress in expanding its retail electric sales to target unregulated markets in the eastern portion of the U.S. Sales to wholesale customers also contributed to the increase in unregulated sales with a 16.9% increase in the second quarter and a 33.8% increase in the first six months of 2000, compared to the same periods last year.

          EUOC kilowatt-hour deliveries (to customers in their franchise service areas) increased in both the second quarter and year-to-date periods from the corresponding periods in 1999. Kilowatt-hour deliveries to all customer groups -- residential, commercial and industrial -- grew in the second quarter of 2000, compared to the same quarter in 1999, as a result of continuing economic strength in the service area.

          Changes in electric generation sales and kilowatt-hour deliveries in the second quarter and first half of 2000 compared to the respective periods of 1999 are summarized in the following table.

               Changes in KWH Sales
                -------------------
                Increase (Decrease)
                                                     Three       Six
                                                     Months     Months
                                                     ------     ------
               Electric Generation Sales:
               EUOC - Retail                          2.5%        1.9%
               Unregulated                           63.1%       94.6%
                                                     ----        ----

               Total Electric Generation Sales       10.0%       11.4%
                                                     ====        ====

               EUOC Distribution Deliveries:
               Residential                            1.6%       (1.6)%
               Commercial                             1.0%        1.9%
               Industrial                             3.3%        4.4%
                                                     ----        ----

               Total Distribution Deliveries          2.2%        1.9%
                                                     ====        ====

Other Sales

          Retail natural gas sales were the primary contributor to increases in other business revenues in the second quarter and first six months of 2000 from the same periods in 1999. Collectively, three FETS gas acquisitions, occurring late in the first and fourth quarters of 1999 -- Atlas Gas Marketing Inc., Belden Energy Services Company and Volunteer Energy LLC -- significantly expanded FETS revenues in the second quarter and year-to-date periods of 2000 compared to last year.

Operating Expenses

          The $9.1 million increase in fuel and purchased power costs in the second quarter of 2000, compared to the same quarter of 1999, resulted from a $43.0 million increase in purchased power costs partially offset by a $33.9 million decrease in fuel expense. Purchased power costs increased primarily due to replacement power purchased during the Davis-Besse Plant refueling outage, an unplanned 11-day outage at the Perry Plant and fossil plant maintenance outages. Despite a 4.5% increase in generation, fuel expense decreased 19.2%. Factors contributing to the overall reduced fuel expense included:

          - A higher proportion of nuclear generation (i.e. lower cost fuel) due to improved nuclear availability and increased nuclear ownership from the exchange of generating assets with Duquesne Light Company (Duquesne) in December 1999;

          -  The expiration of an above-market coal contract; and

          -  More extensive use of lower cost western coal.

The above factors also contributed to a $16.1 million decrease in fuel and purchased power costs in the first six months of 2000 from the same period of 1999. More internal generation in the first three months of 2000, compared to the same period of 1999, tempered FirstEnergy's need for purchased power in the first half of 2000.

          Other expenses for the EUOC increased slightly in the second quarter of 2000 from the second quarter of last year, reflecting planned spring maintenance work at fossil units and higher nuclear expenses associated with the Duquesne asset exchange, which were partially offset by gains in 2000 from the sale of emission allowances. Other expenses for the EUOC rose in the first half of 2000, compared to the same period of 1999, as a result of nuclear outage costs and the increased nuclear ownership. Expansion of sales activity by FirstEnergy's unregulated businesses also resulted in corresponding increases in other non-EUOC operating costs of $176.0 million in the second quarter of 2000 and $337.8 million in the first six months of 2000 from the respective periods of 1999.

          Accelerated cost recovery in connection with OE's rate reduction plan resulted in additional depreciation and amortization in the second quarter and year-to-date periods of 2000, compared to the same periods in 1999.

Accelerated cost recovery increased $22.5 million in the second quarter and $35.1 million in the first six months of 2000 from the corresponding periods last year.

Net Interest Charges

          Interest charges continued their downward trend, decreasing $13.0 million in the second quarter and $24.1 million in the first six months of 2000 compared to the same periods of 1999, due to debt and preferred stock redemption and refinancing activities. During the first half of 2000, redemption and refinancing activities totaled $130.4 million and $253.8 million, respectively, and will result in annualized savings of $12.1 million, of which $10.8 million relates to activities occurring in the second quarter.

Net Income

          As a result of additional revenues and reduced interest charges that were partially offset by higher other operating expenses, depreciation and amortization, and fuel and purchased power costs, net income increased to $134.6 million in the second quarter of 2000, compared to $125.3 million in the same period of 1999. Basic and diluted earnings per share of common stock were $0.60 in the second quarter of 2000, compared to $0.55 in second quarter of 1999.

          In the first six months of 2000, net income increased to $275.5 million from $262.0 million in the first half of 1999 as a result of additional revenues, reduced interest charges and lower fuel and purchased power costs, that were partially offset by higher operating expenses and depreciation and amortization. Basic and diluted earnings per share of common stock were $1.23 in the first six months of 2000, compared to $1.15 for the same period in 1999.

Pending Merger
--------------

          On August 8, 2000, FirstEnergy entered into an agreement to merge with GPU, Inc. (GPU), a Pennsylvania corporation, headquartered in Morristown, New Jersey. Under the merger agreement, FirstEnergy would acquire all of the outstanding shares of GPU's common stock for approximately $4.5 billion in cash and FirstEnergy common stock. FirstEnergy would also assume approximately $7.4 billion of GPU's debt and preferred stock. The transaction would be accounted for by the purchase method. The combined company's principal electric utility operating companies would include OE, CEI, TE and Penn, as well as GPU's electric utility operating companies - Jersey Central Power & Light Company, Metropolitan Edison Company, and Pennsylvania Electric Company, which serve customers in Pennsylvania and New Jersey.

          The Merger has been approved by the respective Boards of Directors of FirstEnergy and GPU and is expected to close promptly after all of the conditions to the consummation of the Merger, including shareholder approval and the receipt of all necessary regulatory approvals, are fulfilled or waived. The receipt of all necessary regulatory approvals, including, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Federal Communications Commission, and the Securities and Exchange Commission, are expected to take approximately one year.

Capital Resources and Liquidity
------------------------------

          FirstEnergy and its subsidiaries have continuing cash needs for planned capital expenditures, maturing debt and preferred stock sinking fund requirements. During the last two quarters of 2000, capital requirements for property additions and capital leases are expected to be about $471 million, including $84 million for nuclear fuel. The Companies have additional cash requirements of approximately $275.1 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the second half of 2000. These cash requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

          During the second quarter of 2000, FirstEnergy repurchased 1.7 million shares of its common stock at an average price of $24.29 per share. For the first two quarters of 2000, the Company repurchased 3.2 million shares of common stock at an average price of $22.71 per share. FirstEnergy has an equity forward purchase contract to purchase an additional 1.4 million shares in November 2000 at an average price of $24.22 per share (see Note 2, - "Stock Repurchase Program").

          As of June 30, 2000, FirstEnergy and its subsidiaries had about $87.6 million of cash and temporary investments and $464.9 million of short-term indebtedness. Available borrowings included $303.0 million from unused revolving lines of credit.

          On May 31, 2000, FirstEnergy, along with 20 other leading energy companies, formed Pantellos Corporation, which will manage an open, independent Internet e-marketplace for buyers and sellers from the $130 billion North American utility and energy supply market. When Pantellos begins operation next year, FirstEnergy expects to realize savings by using the e-market site and also to benefit from its ownership interest in the new company.

Market Risk - Commodity Prices
-----------------------------

          FirstEnergy is exposed to market risk due to fluctuations in electricity, coal, natural gas and oil prices. To manage the volatility relating to these exposures, FirstEnergy uses a variety of derivative instruments, including forward contracts, options and futures contracts. These derivatives are used principally for hedging purposes, and to a lesser extent, for trading purposes. Although FirstEnergy believes that the policies and procedures it has adopted are prudent, its financial position, results of operations or cash flow may be adversely affected by unanticipated fluctuations in the commodity prices for electricity, coal, natural gas, oil, or by the failure of contract counterparties to perform.

Environmental Matters
---------------------

          On May 22, 2000, the U.S. Supreme Court agreed to hear appeals of both EPA and industry petitioners regarding new National Ambient Air Quality Standard (NAAQS) rules (see Note 2, "Environmental Matters"). The appeal stems from the decision of the U.S. Court of Appeals for the D.C. Circuit to remand ozone and ultra-fine particulate matter standards to the EPA, having found constitutional and other defects in the new NAAQS rules. The D.C. Circuit Court subsequently denied an EPA petition for rehearing. A decision is expected from the U.S. Supreme Court in 2001.

Regulatory Matters
------------------

          On July 19, 2000, the PUCO approved FirstEnergy's plan for transition to customer choice (see Note 3). As part of its authorization, the PUCO approved an agreement between FirstEnergy and major groups representing most of FirstEnergy's customers regarding the transition to customer choice in the selection of alternative suppliers. Major parties to the plan included the PUCO staff, the Ohio Consumers' Counsel, the Industrial Energy Users-Ohio, certain power marketers and others.

          Major provisions of the approved transition plan include:

          - The opportunity to recover transition costs as filed - through 2006 for OE, through mid-2007 for TE, and through 2008 for CEI;

          - A commitment to sell 1,120 megawatts of FirstEnergy's generating capacity to marketers, brokers and aggregators at set prices for sales to retail customers in its Ohio operating companies' service areas;

          - A 5% reduction in the generation portion of residential customer bills, saving those customers between 2% to 3% on a typical monthly bill;

          - Additional incentives applied to shopping credits for residential, commercial and industrial customers of 45%, 30% and 15%, respectively, as reductions from their bills, when they select alternative energy providers (the credits exceed the price FirstEnergy will be offering to electricity suppliers relating to the 1,120 megawatts described above);

          - A continuation of OE's, CEI's and TE's programs that maintain current rates for distribution services through December 31, 2007; and

          - FirstEnergy assumes the risk of not recovering up to $500 million of transition revenue if the rate of customers switching their service from OE, CEI and TE has not reached an average of 20% over any twelve month period ending between January 1, 2001 and December 31, 2005.

          The application of SFAS 71 was discontinued for OE's generation business and the nonnuclear generation businesses of CEI and TE effective with the issuance of the PUCO order. The balance sheets as of June 30, 2000 reflect the effect of such discontinuance with $1.6 billion of impaired plant investment recognized as regulatory assets to be recovered as transition costs. The Companies continue to bill and collect cost-based rates for their transmission and distribution services, which remain subject to cost-based regulation; accordingly, it is appropriate that the Companies continue the application of SFAS 71 to those respective operations.

                             - 15 -
<PAGE


                                       OHIO EDISON COMPANY

                                CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                   -----------------------     -----------------------
                                                      2000         1999           2000         1999
                                                   ----------   ----------     ----------   ----------
                                                                       (In thousands)
OPERATING REVENUES                                 $667,256     $646,729       $1,311,621   $1,279,847
                                                   --------     --------       ----------   ----------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                          106,800      109,443          202,378      221,465
  Nuclear operating costs                            73,042       76,879          184,661      149,315
  Other operating costs                              98,145      117,773          195,739      218,056
                                                   --------     --------       ----------   ----------
    Total operation and maintenance expenses        277,987      304,095          582,778      588,836
  Provision for depreciation and amortization       136,783      125,151          250,734      228,555
  General taxes                                      58,008       61,562          117,461      123,822
  Income taxes                                       60,362       41,904          106,983       89,667
                                                   --------     --------       ----------   ----------
    Total operating expenses and taxes              533,140      532,712        1,057,956    1,030,880
                                                   --------     --------       ----------   ----------

OPERATING INCOME                                    134,116      114,017          253,665      248,967


OTHER INCOME                                         11,481       13,080           23,804       22,398
                                                   --------     --------       ----------   ----------

INCOME BEFORE NET INTEREST CHARGES                  145,597      127,097          277,469      271,365
                                                   --------     --------       ----------   ----------

NET INTEREST CHARGES:
  Interest on long-term debt                         42,056       46,222           84,595       91,305
  Allowance for borrowed funds used during
    construction and capitalized interest            (1,508)        (885)          (4,067)      (1,982)
  Other interest expense                              7,589        9,164           15,060       17,783
  Subsidiaries' preferred stock dividend
    requirements                                      3,626        3,856            7,252        7,713
                                                   --------     --------       ----------   ----------
    Net interest charges                             51,763       58,357          102,840      114,819
                                                   --------     --------       ----------   ----------


NET INCOME                                           93,834       68,740          174,629      156,546


PREFERRED STOCK DIVIDEND REQUIREMENTS                 2,808        2,913            5,616        5,826
                                                   --------     --------       ----------   ----------


EARNINGS ON COMMON STOCK                           $ 91,026     $ 65,827       $  169,013   $  150,720
                                                   ========     ========       ==========   ==========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


                                      OHIO EDISON COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
                                                                         June 30,       December 31,
                                                                          2000             1999
                                                                      ------------     ------------
                                                                              (In thousands)
                ASSETS
                ------
UTILITY PLANT:
  In service                                                          $5,621,302        $8,118,783
  Less--Accumulated provision for depreciation                         2,557,546         3,713,781
                                                                      ----------        ----------
                                                                       3,063,756         4,405,002
                                                                      ----------        ----------
  Construction work in progress-
    Electric plant                                                       216,623           205,671
    Nuclear fuel                                                           3,008            10,059
                                                                      ----------        ----------
                                                                         219,631           215,730
                                                                      ----------        ----------
                                                                       3,283,387         4,620,732
                                                                      ----------        ----------



OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                                                     461,694           469,124
  Nuclear plant decommissioning trusts                                   253,862           236,903
  Letter of credit collateralization                                     277,763           277,763
  Other.                                                                 436,900           425,872
                                                                      ----------        ----------
                                                                       1,430,219         1,409,662
                                                                      ----------        ----------


CURRENT ASSETS:
  Cash and cash equivalents                                               67,176            87,175
  Receivables-
    Customers (less accumulated provisions of $6,522,000
      and $6,452,000, respectively, for uncollectible accounts)          296,639           278,484
    Associated companies                                                 251,377           221,653
    Other (less accumulated provisions of $1,000,000 for
      uncollectible accounts at both dates)                               27,016            36,281
  Notes receivable from associated companies                              24,234                --
  Materials and supplies, at average cost-
    Owned                                                                 53,299            69,119
    Under consignment                                                     61,139            55,278
  Prepayments and other                                                  101,253            73,682
                                                                      ----------        ----------
                                                                         882,133           821,672
                                                                      ----------        ----------


DEFERRED CHARGES:
  Regulatory assets                                                    2,789,795         1,618,319
  Property taxes                                                          99,290           100,906
  Unamortized sale and leaseback costs                                    82,601            85,100
  Other                                                                   38,170            44,355
                                                                      ----------        ----------
                                                                       3,009,856         1,848,680
                                                                      ----------        ----------
                                                                      $8,605,595        $8,700,746
                                                                      ==========        ==========


                                       OHIO EDISON COMPANY

                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                         June 30,       December 31,
                                                                          2000             1999
                                                                      ------------     ------------
                                                                              (In thousands)
             CAPITALIZATION AND LIABILITIES
             ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $9 par value, authorized 175,000,000 shares -
      100 shares outstanding                                          $        1         $        1
    Other paid-in capital                                              2,098,728          2,098,728
    Retained earnings                                                    585,563            525,731
                                                                      ----------         ----------
        Total common stockholder's equity                              2,684,292          2,624,460
  Preferred stock-
    Not subject to mandatory redemption                                  160,965            160,965
    Subject to mandatory redemption                                        5,000              5,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                                   39,105             39,105
    Subject to mandatory redemption                                       15,000             15,000
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely OE
    subordinated debentures                                              120,000            120,000
  Long-term debt                                                       2,177,472          2,175,812
                                                                      ----------         ----------
                                                                       5,201,834          5,140,342
                                                                      ----------         ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock                   304,208            422,838
  Short-term borrowings-
    Associated companies                                                      --             35,583
    Other                                                                308,745            322,713
  Accounts payable-
    Associated companies                                                 128,336             50,883
    Other                                                                 58,490             63,219
  Accrued taxes                                                          226,856            207,362
  Accrued interest                                                        34,005             37,572
  Other                                                                   73,437             94,967
                                                                      ----------         ----------
                                                                       1,134,077          1,235,137
                                                                      ----------         ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                    1,402,911          1,468,478
  Accumulated deferred investment tax credits                            135,112            143,336
  Nuclear plant decommissioning costs                                    253,011            239,695
  Other postretirement benefits                                          153,961            148,421
  Other                                                                  324,689            325,337
                                                                      ----------         ----------
                                                                       2,269,684          2,325,267
                                                                      ----------         ----------

COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                              ----------         ----------
                                                                      $8,605,595         $8,700,746
                                                                      ==========         ==========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.


                                        OHIO EDISON COMPANY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                   -----------------------     -----------------------
                                                      2000         1999           2000         1999
                                                   ----------   ----------     ----------   ----------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 93,834      $ 68,740       $174,629     $156,546
  Adjustments to reconcile net income to
    net cash from operating activities-
    Provision for depreciation and amortization    136,783       125,151        250,734      228,555
    Nuclear fuel and lease amortization             12,595         9,483         25,697       20,160
    Deferred income taxes, net                     (21,730)      (18,745)       (37,688)     (30,755)
    Investment tax credits, net                     (5,480)       (1,907)        (9,573)      (3,884)
    Receivables                                    (45,669)       30,463        (38,614)      (4,907)
    Materials and supplies                           6,217        (3,507)         9,959       (2,765)
    Accounts payable                                19,364        25,552         72,724       37,970
    Other                                          (51,448)      (24,362)       (13,619)     (30,893)
                                                  --------      --------       --------     --------
      Net cash provided from operating
       activities                                  144,466       210,868        434,249      370,027
                                                  --------      --------       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                 174,934       190,680        192,252      158,515
    Short-term borrowings, net                       1,388        74,594             --       89,820
  Redemptions and Repayments-
    Preferred stock                                     --         6,085             --        6,085
    Long-term debt                                 245,366        10,558        316,399       19,140
    Short-term borrowings, net                          --            --         49,551           --
  Dividend Payments-
    Common stock                                    50,200       251,865        109,200      333,603
    Preferred stock                                  2,789         3,057          5,597        5,826
                                                  --------      --------       --------     --------
      Net cash used for financing activities       122,033         6,291        288,495      116,319
                                                  --------      --------       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                45,064        40,749        133,185       94,787
  Loans to associated companies                         --            --         24,234           --
  Loan payments from associated companies          (76,479)           --             --           --
  Other                                             (4,721)       (5,969)         8,334        7,798
                                                  --------      --------       --------     --------
      Net cash used for (provided from)
       investing activities                        (36,136)       34,780        165,753      102,585
                                                  --------      --------       --------     --------

Net increase (decrease) in cash and cash
 equivalents                                        58,569       169,797        (19,999)     151,123
Cash and cash equivalents at beginning of
 period                                              8,607        14,539         87,175       33,213
                                                  --------      --------       --------     --------
Cash and cash equivalents at end of period        $ 67,176      $184,336       $ 67,176     $184,336
                                                  ========      ========       ========     ========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiaries as of June 30, 2000, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



Cleveland, Ohio
August 11, 2000

                          OHIO EDISON COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Operating revenues increased $20.5 million in the second quarter and $31.8 million during the six-month period ended June 30, 2000, compared to the same periods in 1999. Higher second quarter and year-to-date operating revenues resulted from increased kilowatt-hour sales, which were partially offset by lower unit prices. Residential and industrial customers combined to increase total retail kilowatt-hour sales in the second quarter of 2000, while sales to commercial customers decreased, compared to the same period last year. Industrial customers were the only customer group contributing to the increase in total retail kilowatt-hour sales in the first half of 2000 compared to the first half of 1999. Industrial kilowatt-hour sales in both periods benefited from a rebound in demand for domestic steel, as the area economy continued to support expanding industrial sales. Additional available internal generation and continuing demand for wholesale power combined to increase kilowatt-hour sales significantly to the wholesale market in both the second quarter and first six months of 2000, compared to the previous year. Retail and wholesale demand combined to increase total kilowatt-hour sales by 15.4% in the second quarter and 11.1% in the first half of 2000 from the corresponding periods in 1999.

          Changes in kilowatt-hour sales by customer class for the second quarter and first six months of 2000, compared to 1999, are summarized in the following table:

          Changes in KWH Sales
          --------------------
           Increase (Decrease)

                                              Three      Six
                                              Months    Months
                                              ------    ------

          Residential                          1.6%     (0.4)%
          Commercial                          (2.6)%    (2.1)%
          Industrial                           3.1%      5.0%
                                              ----      ----

          Total Retail                         1.0%      1.2%

          Wholesale                           83.1%     58.7%
                                              ----      ----

          Total Sales                         15.4%     11.1%
                                              ====      ====

Operating Expenses and Taxes

          Total operating expenses and taxes were nearly unchanged in the second quarter and increased $27.1 million in the first half of 2000 from the corresponding periods in 1999. Lower operation and maintenance expenses and general taxes were substantially offset by higher depreciation and amortization and income taxes in the second quarter of 2000, compared to the second quarter of 1999. In the first six months of 2000, the increase in operating expenses and taxes from the same period in 1999 resulted from higher nuclear expense, depreciation and amortization and income taxes, offset by reductions in fuel and purchased power costs, other operating expenses and general taxes.

          Lower fuel and purchased power costs in both the second quarter and first half of 2000, compared to the same periods of 1999, occurred due to reduced fuel expense -- down $7.5 million and $23.3 million, respectively. Two factors contributed to the lower fuel expense, which occurred despite a 19.6% second quarter increase in generation and a 13.6% increase in generation over the first half of 2000, compared to the prior year. These factors included a higher proportion of nuclear generation (i.e., lower cost fuel) due to increased nuclear generation ownership and improved nuclear availability, and the expiration of an above-market coal contract. The increased nuclear generation ownership resulted from the exchange of generating assets with Duquesne in December 1999.

          Nuclear operating costs decreased slightly in the second quarter despite the increased nuclear generation ownership due to less nuclear refueling outage work being done at OE nuclear units in the second quarter of 2000, compared to the second quarter of last year. However, in the first six months of 2000, nuclear operating expenses increased $35.3 million from the same period in 1999 primarily due to the refueling outage related costs at Beaver Valley Unit 1 and increased ownership of the Beaver Valley Plant following the asset exchange. Other operating costs decreased by $19.6 million in the second quarter and $22.3 million in the first half of 2000 from the corresponding periods last year. Approximately one-half of the reductions resulted from gains on the sales of emission allowances. In addition, the transfer of ownership in PPE from Penn, a wholly owned subsidiary, to FE Services, an affiliated company, and reduced customer program expenses contributed to the lower other operating costs in the second quarter and first half of 2000.

          Accelerated cost recovery in connection with OE's rate plan resulted in an $11.6 million increase in depreciation and amortization in the second quarter and a $22.2 million increase in the first six months of 2000 from the corresponding periods of the previous year. Accelerated recovery of nuclear and regulatory assets under the OE rate plan and Penn's restructuring plan totaled $86.8 million in the second quarter and $144.0 million in the first half of 2000, compared to $64.3 million and $108.9 million in the corresponding periods of last year. General taxes decreased in both the second quarter and year-to-date periods of 2000, compared to 1999, primarily due to a tax settlement and reduced gross receipts taxes.

Net Interest Charges

          Net interest charges declined in the second quarter and first six months of 2000 compared to the same periods last year due to debt redemption and refinancing activities. Interest on short-term debt also declined in both periods as a result of reduced borrowings. During the first half of 2000, redemption and refinancing activities totaled $86.1 million and $186.5 million, respectively, and will result in annualized savings of $6.6 million, of which $6.4 million relates to activities occurring in the second quarter.

Capital Resources and Liquidity
-------------------------------

          OE and Penn (OE companies) have continuing cash requirements for planned capital expenditures, maturing debt and preferred stock sinking fund requirements. During the last two quarters of 2000, capital requirements for property additions and leases are expected to be about $165 million, including $31 million for nuclear fuel. The OE companies will need additional cash of approximately $34.9 million (excluding an OE revolving credit agreement) to meet sinking fund payments for preferred stock and maturing long-term debt during the remainder of 2000. These cash requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

          As of June 30, 2000, the OE companies had about $91.4 million of cash and temporary investments and $308.7 million of short-term indebtedness. In addition, the OE companies' available borrowing capability included $103.0 million from unused revolving lines of credit and up to $2.0 million from a bank facility on a short-term basis at the bank's discretion. As of June 30, 2000, OE had the capability to issue up to $1.2 billion of additional first mortgage bonds on the basis of property additions and retired bonds.

Environmental Matters
---------------------

          On May 22, 2000, the U.S. Supreme Court agreed to hear appeals of both EPA and industry petitioners regarding new NAAQS rules (see Note
2, "Environmental Matters"). The appeal stems from the decision of the U.S. Court of Appeals for the D.C. Circuit to remand ozone and ultra-fine particulate matter standards to the EPA, having found constitutional and other defects in the new NAAQS rules. The D.C. Circuit Court subsequently denied an EPA petition for rehearing. A decision is expected from the U.S. Supreme Court in 2001.

Regulatory Matters
------------------

          On July 19, 2000, the PUCO approved FirstEnergy's plan for transition to customer choice (see Note 3) on OE's behalf as well as for its other Ohio electric utility operating companies - CEI and TE. As part of its authorization, the PUCO approved the settlement agreement between FirstEnergy and major groups representing most of the parties in FirstEnergy's transition cost proceeding before the PUCO. Major parties to the approved settlement included the PUCO staff, the Ohio Consumers'
Counsel, the Industrial Energy Users-Ohio, certain power marketers and others.

          Major provisions of the approved transition plan include:

          - The opportunity to recover transition costs as filed through 2006 for OE;

          - A commitment to sell 1,120 megawatts of FirstEnergy's generating capacity to marketers, brokers and aggregators at set prices for sales to retail customers in its Ohio operating companies' service areas;

          - A 5% reduction in the generation portion of residential customer bills, saving those customers between 2% to 3% on a typical monthly bill;

          - Additional incentives applied to shopping credits for residential, commercial and industrial customers of 45%, 30% and 15%, respectively, as reductions from their bills, when they select alternative energy providers (the credits exceed the price FirstEnergy will be offering to electricity suppliers relating to the 1,120 megawatts described above);

          - Maintaining current rates for OE's customers for distribution services through December 31, 2007; and

          - OE assumes the risk of not recovering up to $250 million of transition revenue if the rate of customers switching their service from OE has not reached an average of 20% over any twelve month period ending between January 1, 2001 and December 31, 2005.

          The application of SFAS 71 was discontinued for OE's generation business effective with the issuance of the PUCO order. The balance sheet as of June 30, 2000, reflects the effect of such discontinuance with $1.2 billion of impaired plant investment recognized as regulatory assets to be recovered as transition costs. OE continues to bill and collect cost-based rates for its transmission and distribution services, which remain subject to cost-based regulation; accordingly, it is appropriate that OE continues the application of SFAS 71 to its transmission and distribution operations.

                            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                   -----------------------     -----------------------
                                                      2000         1999           2000         1999
                                                   ----------   ----------     ----------   ----------
                                                                      (In thousands)
OPERATING REVENUES                                 $470,635     $476,851       $894,292     $900,794
                                                   --------     --------       --------     --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                          107,682      100,554        196,660      191,584
  Nuclear operating costs                            49,007       40,305         78,438       69,821
  Other operating costs                              92,803       92,360        175,020      177,277
                                                   --------     --------       --------     --------
      Total operation and maintenance expenses      249,492      233,219        450,118      438,682
  Provision for depreciation and amortization        57,511       58,311        115,525      115,998
  General taxes                                      54,020       54,629        110,924      108,642
  Income taxes                                       22,670       29,163         44,000       49,318
                                                   --------     --------       --------     --------
      Total operating expenses and taxes            383,693      375,322        720,567      712,640
                                                   --------     --------       --------     --------

OPERATING INCOME                                     86,942      101,529        173,725      188,154


OTHER INCOME                                          2,857        3,864          6,285        5,217
                                                   --------     --------       --------     --------

INCOME BEFORE NET INTEREST CHARGES                   89,799      105,393        180,010      193,371
                                                   --------     --------       --------     --------

NET INTEREST CHARGES:
  Interest on long-term debt                         51,659       53,812        102,843      107,565
  Allowance for borrowed funds used during
   construction                                        (560)        (517)        (1,072)        (733)
  Other interest expense (credit)                      (554)        (517)           275         (996)
                                                   --------     --------      ---------     --------
      Net interest charges                           50,545       52,778        102,046      105,836
                                                   --------     --------      ---------     --------

NET INCOME                                           39,254       52,615         77,964       87,535


PREFERRED STOCK DIVIDEND REQUIREMENTS                 6,615        8,541         14,405       17,082
                                                   --------     --------       --------     --------

EARNINGS ON COMMON STOCK                           $ 32,639     $ 44,074       $ 63,559     $ 70,453
                                                   ========     ========       ========     ========


The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these statements.


                            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                                                         June 30,       December 31,
                                                                          2000             1999
                                                                      ------------     ------------
                                                                              (In thousands)
                   ASSETS
                   ------
UTILITY PLANT:
  In service                                                          $4,147,571        $4,479,098
  Less--Accumulated provision for depreciation                         1,498,947         1,498,798
                                                                      ----------        ----------
                                                                       2,648,624         2,980,300
                                                                      ----------        ----------
  Construction work in progress-
    Electric plant                                                        55,807            55,002
    Nuclear fuel                                                           1,932               408
                                                                      ----------        ----------
                                                                          57,739            55,410
                                                                      ----------        ----------
                                                                       2,706,363         3,035,710
                                                                      ----------        ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                             491,838           517,256
  Nuclear plant decommissioning trusts                                   191,279           183,291
  Other                                                                   19,878            20,708
                                                                      ----------        ----------
                                                                         702,995           721,255
                                                                      ----------        ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                  178               376
  Receivables-
    Customers (less accumulated provision of $2,500,000 for
      uncollectible accounts at June 30, 2000)                            15,149            17,010
    Associated companies                                                  11,594            18,318
    Other (less accumulated provisions of $1,000,000 for
      uncollectible accounts at both dates)                              137,252           171,274
  Notes receivable from associated companies                              27,700                --
  Materials and supplies, at average cost-
    Owned                                                                 29,212            39,294
    Under consignment                                                     36,909            23,721
  Prepayments and other                                                   77,798            56,447
                                                                      ----------        ----------
                                                                         335,792           326,440
                                                                      ----------        ----------
DEFERRED CHARGES:
  Regulatory assets                                                      831,361           539,824
  Goodwill                                                             1,427,984         1,440,283
  Property taxes                                                         124,488           132,643
  Other                                                                    9,623            12,606
                                                                      ----------        ----------
                                                                       2,393,456         2,125,356
                                                                      ----------        ----------
                                                                      $6,138,606        $6,208,761
                                                                      ==========        ==========


                          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                                                         June 30,       December 31,
                                                                          2000             1999
                                                                      ------------     ------------
                                                                              (In thousands)
                CAPITALIZATION AND LIABILITIES
                ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized 105,000,000
      shares - 79,590,689 shares outstanding                          $  931,962        $  931,962
    Retained earnings                                                     68,213            34,654
                                                                      ----------        ----------
        Total common stockholder's equity                              1,000,175           966,616
  Preferred stock-
    Not subject to mandatory redemption                                  238,325           238,325
    Subject to mandatory redemption                                      104,356           116,246
  Long-term debt                                                       2,669,003         2,682,795
                                                                      ----------        ----------
                                                                       4,011,859         4,003,982
                                                                      ----------        ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock                   250,026           240,684
  Accounts payable-
    Associated companies                                                  95,535            85,950
    Other                                                                 48,920            50,570
  Notes payable to associated companies                                   13,812           103,471
  Accrued taxes                                                          210,745           177,006
  Accrued interest                                                        60,772            60,740
  Other                                                                   62,761            83,292
                                                                      ----------        ----------
                                                                         742,571           801,713
                                                                      ----------        ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                      571,080           567,478
  Accumulated deferred investment tax credits                             85,035            86,999
  Nuclear plant decommissioning costs                                    200,472           192,484
  Pensions and other postretirement benefits                             218,378           220,731
  Other                                                                  309,211           335,374
                                                                      ----------        ----------
                                                                       1,384,176         1,403,066
                                                                      ----------        ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                              ----------        ----------
                                                                      $6,138,606        $6,208,761
                                                                      ==========        ==========


The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these balance sheets.

                                            - 26 -

                            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                   -----------------------     -----------------------
                                                      2000         1999           2000         1999
                                                   ----------   ----------     ----------   ----------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 39,254     $ 52,615       $ 77,964     $ 87,535
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization    57,511       58,311        115,525      115,998
      Nuclear fuel and lease amortization             7,590        6,665         17,616       15,971
      Other amortization                             (3,451)      (3,789)        (6,618)      (4,254)
      Deferred income taxes, net                     (6,697)       5,136         (2,612)       8,876
      Investment tax credits, net                      (982)        (987)        (1,964)      (1,974)
      Receivables                                      (500)     (90,588)        42,607     (105,781)
      Materials and supplies                            507       11,005         (3,106)       9,092
      Accounts payable                               55,016       16,220          7,935       33,467
      Other                                          16,493       19,411        (25,286)     (50,722)
                                                   --------     --------       --------     --------
        Net cash provided from operating
         activities                                 164,741       73,999        222,061      108,208
                                                   --------     --------       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and Repayments-
    Preferred stock                                  13,714       13,714         13,714       13,714
    Long-term debt                                    8,603        6,346         18,740       24,014
    Short-term borrowings, net                       97,652       12,883         89,659       24,728
  Dividend Payments-
    Common stock                                     20,000       75,811         30,000       82,974
    Preferred stock                                   7,789        8,541         15,579       17,082
                                                   --------     --------       --------     --------
        Net cash used for financing activities      147,758      117,295        167,692      162,512
                                                   --------     --------       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                 30,025       20,204         44,475       30,299
  Loans to associated companies                          --           --         27,700           --
  Loan payments from associated companies            (5,120)     (59,077)            --      (53,509)
  Capital trust investments                          (1,294)          --        (25,418)     (25,898)
  Other                                                (894)       6,135          7,810       10,456
                                                   --------     --------       --------     --------
        Net cash used for (provided from)
         investing activities                        22,717      (32,738)        54,567      (38,652)
                                                   --------     --------       --------     --------
Net decrease in cash and cash equivalents             5,734       10,558            198       15,652
Cash and cash equivalents at beginning of period      5,912       14,432            376       19,526
                                                   --------     --------       --------     --------
Cash and cash equivalents at end of period         $    178     $  3,874       $    178     $  3,874
                                                   ========     ========       ========     ========


The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these statements.


                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of June 30, 2000, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Cleveland, Ohio
August 11, 2000

              THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Operating revenues decreased $6.2 million in the second quarter and $6.5 million during the six-month period ended June 30, 2000, compared to the same periods in 1999. Other electric revenues were down in the second quarter of 2000 due to steam sales and joint ownership billings to Duquesne no longer being made due to the asset exchange. However, electric sales revenue increased in the second quarter and year-to-date periods of 2000 from the prior year due to higher kilowatt-hour sales, which were substantially offset by lower unit prices. Total kilowatt-hour sales increased 5.3% in the second quarter of 2000 and 10.7% in the year-to-date period, compared to the same periods last year as a result of higher sales to wholesale customers. Although available internal generation was lower in the second quarter of 2000 than the same period in 1999, sales to wholesale customers increased due to continued demand for power in the wholesale market. For the year-to-date period of 2000, sales to wholesale customers increased substantially, compared to the first six months of 1999, due to additional internal generation and strong wholesale demand. Total retail sales decreased 0.6% in the second quarter of 2000 and increased slightly in the year-to-date period of 2000, compared to the same periods last year. Kilowatt-hour sales to commercial and industrial customers decreased in the second quarter, which more than offset an increase in residential sales. In the first six months of 2000, sales to commercial and industrial customers were higher, compared to the corresponding periods of 1999, but were substantially offset by lower kilowatt-hour sales to residential customers.

          Changes in kilowatt-hour sales by customer class for the second quarter and first six months of 2000, compared to 1999, are summarized in the following table:

            Changes in KWH Sales
            --------------------
             Increase (Decrease)

                                            Three        Six
                                            Months     Months
                                            ------     ------

            Residential                      1.1%      (4.0)%
            Commercial                      (1.0)%      1.2%
            Industrial                      (1.2)%      2.0%
                                            ----      -----

            Total Retail                    (0.6)%      0.2%

            Wholesale                       52.8%     148.5%
                                            ----      -----

            Total Sales                      5.3%      10.7%
                                            ====      =====

Operating Expenses and Taxes

          Total operating expenses and taxes increased $8.4 million in the second quarter and $7.9 million in the year-to-date period from the corresponding periods in 1999. The increases resulted primarily from higher fuel and purchased power costs and nuclear operating costs. Fuel and purchased power costs increased $7.1 million in the second quarter and $5.1 million in the first six months of 2000, compared to the same periods last year. Refueling and maintenance outages in the second quarter of 2000 reduced available internal generation and contributed to a $27.1 million increase in purchased power costs, compared to the second quarter of 1999. Partially offsetting the higher purchased power costs was a $20.0 million reduction in fuel expense which resulted from less internal generation, as well as the following factors:

         - A higher proportion of nuclear generation (i.e., lower cost fuel);

         -  The expiration of an above-market coal contract; and

         -  More extensive use of lower cost western coal.

In the year-to-date period of 2000, purchased power costs increased $28.9 million, compared to the same period of 1999, with an offsetting $23.8 million reduction in fuel expense, which occurred despite a 4.1% increase in generation. Fuel expense benefited from the same fuel supply factors discussed above. Nuclear operating costs increased in the second quarter and first six months of 2000 from the corresponding periods in 1999 due to a refueling outage at the Davis-Besse Plant. Other operating costs were lower in the first six months of 2000, compared to the first half of 1999, partially due to a larger nuclear insurance refund. Higher general taxes in the first six months of 2000, compared to the same period last year, resulted from additional payroll taxes related to nuclear outage work.

Net Interest Charges and Preferred Stock Dividend Requirements

          Net interest charges declined in the second quarter and first six months of 2000 from the same periods last year due to debt redemption and refinancing activities. During the second quarter of 2000, CEI redeemed $13.7 million of preferred stock, which will result in annualized savings of $1.3 million.

Capital Resources and Liquidity
-------------------------------

          CEI has continuing cash needs for planned capital expenditures, maturing debt and preferred stock sinking fund requirements. During the last two quarters of 2000, capital requirements for property additions and capital leases are expected to be about $98 million, including $34 million for nuclear fuel. CEI will need additional cash of approximately $194.8 million to meet sinking fund payments for preferred stock and maturing long-term debt during the remainder of 2000. These cash requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

          As of June 30, 2000, CEI had approximately $27.9 million of cash and temporary investments and $13.8 million of short-term indebtedness to associated companies. Under its first mortgage indenture, as of June 30, 2000, CEI had the capability to issue up to $628 million of additional first mortgage bonds on the basis of property additions and retired bonds.

Environmental Matters
---------------------

          On May 22, 2000, the U.S. Supreme Court agreed to hear appeals of both EPA and industry petitioners regarding new NAAQS rules (see Note
2, "Environmental Matters"). The appeal stems from the decision of the U.S. Court of Appeals for the D.C. Circuit to remand ozone and ultra-fine particulate matter standards to the EPA, having found constitutional and other defects in the new NAAQS rules. The D.C. Circuit Court subsequently denied an EPA petition for rehearing. A decision is expected from the U.S. Supreme Court in 2001.

Regulatory Matters
------------------

          On July 19, 2000, the PUCO approved FirstEnergy's plan for transition to customer choice (see Note 3) on CEI's behalf, as well as for its other Ohio electric utility operating companies - OE and TE. As part of its authorization, the PUCO approved the settlement agreement between FirstEnergy and major groups representing most of the parties in FirstEnergy's transition cost proceeding before the PUCO. Major parties to the approved settlement included the PUCO staff, the Ohio Consumers' Counsel, the Industrial Energy Users-Ohio, certain power marketers and others.

          Major provisions of the approved transition plan include:

          - The opportunity to recover transition costs as filed through 2008 for CEI;

          - A commitment to sell 1,120 megawatts of FirstEnergy's generating capacity to marketers, brokers and aggregators at set prices for sales to retail customers in its Ohio operating companies' service areas;

          - A 5% reduction in the generation portion of residential customer bills, saving those customers between 2% to 3% on a typical monthly bill;

          - Additional incentives applied to shopping credits for residential, commercial and industrial customers of 45%, 30% and 15%, respectively, as reductions from their bills, when they select alternative energy providers (the credits exceed the price FirstEnergy will be offering to electricity suppliers relating to the 1,120 megawatts described on the previous page);

          - Maintaining current rates for CEI's customers for distribution services through December 31, 2007; and

          - CEI assumes the risk of not recovering up to $170 million of transition revenue if the rate of customers switching their service from CEI has not reached an average of 20% over any twelve month period ending between January 1, 2001 and December 31, 2005.

          The application of SFAS 71 was discontinued for the nonnuclear generation business of CEI effective with the issuance of the PUCO order. The balance sheet as of June 30, 2000, reflects the effect of such discontinuance with $304 million of impaired plant investment recognized as regulatory assets to be recovered as transition costs. CEI continues to bill and collect cost-based rates for its transmission and distribution services, which remain subject to cost-based regulation; accordingly, it is appropriate that CEI continues the application of SFAS 71 to its transmission and distribution operations.

                                    THE TOLEDO EDISON COMPANY

                                CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                   -----------------------     -----------------------
                                                      2000         1999           2000         1999
                                                   ----------   ----------     ----------   ----------
                                                                      (In thousands)
OPERATING REVENUES                                 $235,379     $235,184       $452,770     $459,446
                                                   --------     --------       --------     --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                           49,665       42,444         82,798       78,846
  Nuclear operating costs                            52,721       49,232         90,918       91,126
  Other operating costs                              40,816       43,796         78,029       77,310
                                                   --------     --------       --------     --------
      Total operation and maintenance expenses      143,202      135,472        251,745      247,282
  Provision for depreciation and amortization        26,382       26,153         52,562       51,896
  General taxes                                      21,576       22,734         45,000       43,832
  Income taxes                                       10,652       11,302         25,970       28,209
                                                   --------     --------       --------     --------
      Total operating expenses and taxes            201,812      195,661        375,277      371,219
                                                   --------     --------       --------     --------

OPERATING INCOME                                     33,567       39,523         77,493       88,227


OTHER INCOME                                          2,196        3,245          4,885        6,167
                                                   --------     --------       --------     --------

INCOME BEFORE NET INTEREST CHARGES                   35,763       42,768         82,378       94,394
                                                   --------     --------       --------     --------

NET INTEREST CHARGES:
  Interest on long-term debt                         18,628       21,117         37,769       42,158
  Allowance for borrowed funds used
   during construction                               (2,931)        (404)        (4,145)        (606)
  Other interest expense (credit)                      (464)      (1,153)        (1,296)      (2,514)
                                                   --------     --------       --------     --------
      Net interest charges                           15,233       19,560         32,328       39,038
                                                   --------     --------       --------     --------

NET INCOME                                           20,530       23,208         50,050       55,356


PREFERRED STOCK DIVIDEND REQUIREMENTS                 4,075        4,069          8,139        8,139
                                                   --------     --------       --------     --------

EARNINGS ON COMMON STOCK                           $ 16,455     $ 19,139       $ 41,911     $ 47,217
                                                   ========     ========       ========     ========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.


                                       THE TOLEDO EDISON COMPANY

                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)

                                                                         June 30,       December 31,
                                                                          2000             1999
                                                                      ------------     ------------
                                                                              (In thousands)
                   ASSETS
                   ------
UTILITY PLANT:
  In service                                                          $1,721,900        $1,776,534
  Less--Accumulated provision for depreciation                           661,968           670,866
                                                                      ----------        ----------
                                                                       1,059,932         1,105,668
                                                                      ----------        ----------
  Construction work in progress-
    Electric plant                                                       133,734            95,854
    Nuclear fuel                                                           1,230               386
                                                                      ----------        ----------
                                                                         134,964            96,240
                                                                      ----------        ----------
                                                                       1,194,896         1,201,908
                                                                      ----------        ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                             279,836           295,454
  Nuclear plant decommissioning trusts                                   129,826           123,500
  Other.                                                                   3,854             4,678
                                                                      ----------        ----------
                                                                         413,516           423,632
                                                                      ----------        ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                  301               312
  Receivables-
    Customers (less accumulated provision of $300,000 for
      uncollectible accounts at June 30, 2000)                             8,271            12,965
    Associated companies                                                  12,473            40,998
    Other                                                                  6,681             9,827
  Notes receivable from associated companies                              13,812             7,863
  Materials and supplies, at average cost-
    Owned                                                                 17,032            23,243
    Under consignment                                                     23,277            20,232
  Prepayments and other                                                   32,460            25,931
                                                                      ----------        ----------
                                                                         114,307           141,371
                                                                      ----------        ----------
DEFERRED CHARGES:
  Regulatory assets                                                      427,132           385,284
  Goodwill                                                               464,380           465,169
  Property taxes                                                          43,448            43,448
  Other                                                                    5,459             6,116
                                                                      ----------        ----------
                                                                         940,419           900,017
                                                                      ----------        ----------
                                                                      $2,663,138        $2,666,928
                                                                      ==========        ==========


                                   THE TOLEDO EDISON COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                                         June 30,       December 31,
                                                                          2000             1999
                                                                      ------------     ------------
                                                                              (In thousands)
        CAPITALIZATION AND LIABILITIES
        ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $5 par value, authorized 60,000,000 shares -
      39,133,887 shares outstanding                                   $  195,670        $  195,670
    Other paid-in capital                                                328,559           328,559
    Retained earnings                                                     35,071            27,475
                                                                      ----------        ----------
        Total common stockholder's equity                                559,300           551,704
  Preferred stock not subject to mandatory redemption                    210,000           210,000
  Long-term debt                                                         960,274           981,029
                                                                      ----------        ----------
                                                                       1,729,574         1,742,733
                                                                      ----------        ----------

CURRENT LIABILITIES:
  Currently payable long-term debt                                        86,473            95,765
  Accounts payable-
    Associated companies                                                  49,654            20,537
    Other                                                                 26,793            27,100
  Notes payable to associated companies                                   51,934            33,876
  Accrued taxes                                                           49,836            57,742
  Accrued interest                                                        21,218            21,961
  Other                                                                   31,922            60,414
                                                                      ----------        ----------
                                                                         317,830           317,395
                                                                      ----------        ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                      187,000           172,236
  Accumulated deferred investment tax credits                             37,790            38,748
  Nuclear plant decommissioning costs                                    136,168           130,116
  Pensions and other postretirement benefits                             121,107           122,986
  Other                                                                  133,669           142,714
                                                                      ----------        ----------
                                                                         615,734           606,800
                                                                      ----------        ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                              ----------        ----------
                                                                      $2,663,138        $2,666,928
                                                                      ==========        ==========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.


                                   THE TOLEDO EDISON COMPANY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                   -----------------------     ----------------------
                                                      2000         1999           2000         1999
                                                   ----------   ----------     ----------   ---------
                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 20,530     $ 23,208       $ 50,050     $ 55,356
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization    26,382       26,153         52,562       51,896
      Nuclear fuel and lease amortization             4,758        5,206         11,391       11,818
      Deferred income taxes, net                      1,412        6,623          8,020       10,305
      Investment tax credits, net                      (479)        (480)          (958)        (961)
      Receivables                                    11,530       57,935         36,365       42,518
      Materials and supplies                          2,833        3,467          3,166        1,087
      Accounts payable                               42,039       (4,105)        28,810       (5,213)
      Other                                         (25,189)     (22,932)       (58,247)     (60,412)
                                                   --------     --------       --------     --------
        Net cash provided from operating
         activities                                  83,816       95,075        131,159      106,394
                                                   --------     --------       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                   66,166       34,850         66,166       34,850
    Short-term borrowings, net                        1,224           --         18,058           --
  Redemptions and Repayments-
    Preferred stock                                      --        1,690             --        1,690
    Long-term debt                                   90,433       43,191        111,317       55,625
  Dividend Payments-
    Common stock                                     16,300       60,351         34,300       60,351
    Preferred stock                                   4,075        4,069          8,139        8,139
                                                   --------     --------       --------     --------
        Net cash used for financing activities       43,418       74,451         69,532       90,955
                                                   --------     --------       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                 28,068        9,991         65,777       18,922
  Loans to associated companies                      11,115           --          5,949           --
  Loan payments from associated companies                --       (3,725)            --         (863)
  Capital trust investments                            (636)          63        (15,618)     (15,307)
  Other                                               1,851        9,751          5,530       12,110
                                                   --------     --------       --------     --------
        Net cash used for investing activities       40,398       16,080         61,638       14,862
                                                   --------     --------       --------     --------
Net increase (decrease) in cash and cash
 equivalents                                             --        4,544            (11)         577
Cash and cash equivalents at beginning of
 period                                                 301          173            312        4,140
                                                   --------     --------       --------     --------
Cash and cash equivalents at end of period         $    301     $  4,717       $    301     $  4,717
                                                   ========     ========       ========     ========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of June 30, 2000, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
August 11, 2000

                        THE TOLEDO EDISON COMPANY

               MANAGEMENT's DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Operating revenues increased slightly in the second quarter and decreased $6.7 million during the six-month period ended June 30, 2000, compared to the same periods in 1999. Lower electric sales revenue led to the decrease in first-half operating revenues and resulted from lower unit prices, which were partially offset by additional kilowatt-hour sales. The reduced unit prices reflected in part a changing mix of sales, which included an increased proportion of lower-margin sales to wholesale customers. Sales to wholesale customers increased in the second quarter and first half of 2000, compared to the same periods last year due to continued demand in the wholesale market. Retail kilowatt-hour sales also increased in the second quarter and year-to-date periods of 2000, compared to the previous year. In the second quarter of 2000, sales to all customer groups -- residential, commercial and industrial -- increased from the same period last year, with sales to industrial customers providing the greatest contribution.

          Changes in kilowatt-hour sales by customer class for the second quarter and first six months of 2000, compared to the same periods of last year, are summarized in the following table:

          Changes in KWH Sales
          --------------------
           Increase (Decrease)
                                        Three        Six
                                       Months       Months
                                       ------       ------

         Residential                    1.2%        (4.5)%
         Commercial                     1.1%         0.6%
         Industrial                     7.7%         2.3%
                                       ----         ----

         Total Retail                   4.7%         0.3%

         Wholesale                     37.8%        57.6%
                                       ----         ----

         Total Sales                   10.7%         9.8%
                                        ====         ====

Operating Expenses and Taxes

          Total operating expenses and taxes increased $6.2 million in the second quarter and $4.1 million in the first half of 2000 from the corresponding periods in 1999, primarily due to higher fuel and purchased power costs. Fuel and purchased power costs increased $7.2 million in the second quarter and $4.0 million in the first six months of 2000 from the same periods last year. Refueling and maintenance outages in the second quarter of 2000 reduced available internal generation and contributed to a $13.6 million increase in purchased power costs from the same period in 1999. A $6.4 million reduction in fuel expense partially offset the increase in purchased power costs. The reduction in internal generation and the expiration of an above-market coal contract contributed to the lower fuel expense. In the first six months of 2000, purchased power costs increased $10.9 million, compared to the same period in 1999, with an offsetting $6.9 million reduction in fuel expense, which occurred despite a small increase in internal generation. Lower coal prices, due in part to the expiration of the above-market coal contract, contributed to the year-to-date reduction in fuel expense from the prior year. Nuclear operating costs increased in the second quarter due to a refueling outage at the Davis-Besse Plant. The reduction in other operating costs in the second quarter of 2000, compared to the second quarter of 1999, resulted in part from reduced employee benefit costs.

Net Interest Charges

          Net interest charges declined in the second quarter and first six months of 2000 from the same periods last year due to debt redemption and refinancing activity. During the first half of 2000, redemption and refinancing activities totaled $30.6 million and $67.3 million, respectively, and will result in annualized savings of $4.2 million, of which $3.2 million relates to activities occurring in the second quarter.

Capital Resources and Liquidity
-------------------------------

          TE has continuing cash needs for planned capital expenditures and maturing debt. During the last two quarters of 2000, capital requirements for property additions and capital leases are expected to be about $53 million, including $19 million for nuclear fuel. TE will need additional cash of approximately $45.4 million for maturing long-term debt during the remainder of 2000. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of June 30, 2000, TE had approximately $14.1 million of cash and temporary investments and $51.9 million of short-term indebtedness to associated companies. Under its first mortgage indenture, as of June 30, 2000, TE had the capability to issue up to $467 million of additional first mortgage bonds on the basis of property additions and retired bonds.

Environmental Matters
---------------------

          On May 22, 2000, the U.S. Supreme Court agreed to hear appeals of both EPA and industry petitioners regarding new NAAQS rules (see Note
2, "Environmental Matters"). The appeal stems from the decision of the U.S. Court of Appeals for the D.C. Circuit to remand ozone and ultra-fine particulate matter standards to the EPA, having found constitutional and other defects in the new NAAQS rules. The D.C. Circuit Court subsequently denied an EPA petition for rehearing. A decision is expected from the U.S. Supreme Court in 2001.

Regulatory Matters
------------------

          On July 19, 2000, the PUCO approved FirstEnergy's plan for transition to customer choice (see Note 3) on TE's behalf as well as for its other Ohio electric utility operating companies - OE and CEI. As part of its authorization, the PUCO approved the settlement agreement between FirstEnergy and major groups representing most of the parties in FirstEnergy's transition cost proceeding before the PUCO. Major parties to the approved settlement included the PUCO staff, the Ohio Consumers' Counsel, the Industrial Energy Users-Ohio, certain power marketers and others.

          Major provisions of the approved transition plan include:

          - The opportunity to recover transition costs as filed through mid-2007 for TE;

          - A commitment to sell 1,120 megawatts of FirstEnergy's generating capacity to marketers, brokers and aggregators at set prices for sales to retail customers in its Ohio operating companies' service areas;

          - A 5% reduction in the generation portion of residential customer bills, saving those customers between 2% to 3% on a typical monthly bill;

          - Additional incentives applied to shopping credits for residential, commercial and industrial customers of 45%, 30% and 15%, respectively, as reductions from their bills, when they select alternative energy providers (the credits exceed the price FirstEnergy will be offering to electricity suppliers relating to the 1,120 megawatts described above);

          - Maintaining current rates for TE's customers for distribution services through December 31, 2007; and

          - TE assumes the risk of not recovering up to $80 million of transition revenue if the rate of customers switching their service from TE has not reached an average of 20% over any twelve month period ending between January 1, 2001 and December 31, 2005.

          The application of SFAS 71 was discontinued for TE's nonnuclear generation business effective with the issuance of the PUCO order. The balance sheet as of June 30, 2000, reflects the effect of such discontinuance with $53 million of impaired plant investment recognized as regulatory assets to be recovered as transition costs. TE continues to bill and collect cost-based rates for its transmission and distribution services, which remain subject to cost-based regulation; accordingly, it is appropriate that TE continues the application of SFAS 71 to its transmission and distribution operations.

                                    PENNSYLVANIA POWER COMPANY

                                      STATEMENTS OF INCOME
                                            (Unaudited)

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                   -----------------------     ----------------------
                                                      2000         1999           2000         1999
                                                   ----------   ----------     ----------   ---------
                                                                      (In thousands)
OPERATING REVENUES                                 $93,565      $82,117        $177,516     $163,489
                                                   -------      -------        --------     --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                          17,645       18,354          31,035       35,266
  Nuclear operating costs                           21,453        8,290          66,960       15,003
  Other operating costs                             16,044       16,517          29,579       31,245
                                                   -------      -------        --------     --------
      Total operation and maintenance expenses      55,142       43,161         127,574       81,514
  Provision for depreciation and amortization       11,898       16,278          27,629       30,715
  General taxes                                      6,277        6,340          13,335       12,244
  Income taxes                                       7,628        6,578           2,725       14,964
                                                   -------      -------        --------     --------
      Total operating expenses and taxes            80,945       72,357         171,263      139,437
                                                   -------      -------        --------     --------

OPERATING INCOME                                    12,620        9,760           6,253       24,052


OTHER INCOME                                           431          250             844        1,247
                                                   -------      -------        --------     --------

INCOME BEFORE NET INTEREST CHARGES                  13,051       10,010           7,097       25,299
                                                   -------      -------        --------     --------

NET INTEREST CHARGES:
  Interest expense                                   5,120        6,022          10,527       11,118
  Allowance for borrowed funds used
   during construction                                 303          (86)           (672)        (232)
                                                   -------      -------        --------     --------
      Net interest charges                           5,423        5,936           9,855       10,886
                                                   -------      -------        --------     --------

NET INCOME (LOSS)                                    7,628        4,074          (2,758)      14,413


PREFERRED STOCK DIVIDEND REQUIREMENTS                  926        1,156           1,852        2,313
                                                   -------      -------        --------     --------

EARNINGS (LOSS) ATTRIBUTABLE TO COMMON STOCK       $ 6,702      $ 2,918        $ (4,610)    $ 12,100
                                                   =======      =======        ========     ========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.


                                  PENNSYLVANIA POWER COMPANY

                                       BALANCE SHEETS
                                         (Unaudited)

                                                                         June 30,       December 31,
                                                                          2000             1999
                                                                      ------------     ------------
                                                                              (In thousands)
                ASSETS
                ------
UTILITY PLANT:
  In service                                                          $  678,875        $  646,186
  Less--Accumulated provision for depreciation                           244,272           237,893
                                                                      ----------        ----------
                                                                         434,603           408,293
                                                                      ----------        ----------
  Construction work in progress-
    Electric plant                                                        19,938            18,558
    Nuclear fuel                                                             672             6,540
                                                                      ----------        ----------
                                                                          20,610            25,098
                                                                      ----------        ----------
                                                                         455,213           433,391
                                                                      ----------        ----------


OTHER PROPERTY AND INVESTMENTS:
  Nuclear plant decommissioning trusts                                   114,329           104,775
  Other                                                                   21,221            19,784
                                                                      ----------        ----------
                                                                         135,550           124,559
                                                                      ----------        ----------

CURRENT ASSETS:
  Cash and cash equivalents                                                1,842             5,670
  Notes receivable from parent company                                    28,585            15,423
  Receivables-
    Customers (less accumulated provisions of $3,596,000 and
      $3,537,000, respectively, for uncollectible accounts)               36,450            34,568
    Associated companies                                                  33,017            38,565
    Other                                                                  6,862             8,896
  Materials and supplies, at average cost                                 26,774            32,483
  Prepayments                                                             11,806             2,208
                                                                      ----------        ----------
                                                                         145,336           137,813
                                                                      ----------        ----------

DEFERRED CHARGES:
  Regulatory assets                                                      287,469           314,593
  Other                                                                    5,092             5,260
                                                                      ----------        ----------
                                                                         292,561           319,853
                                                                      ----------        ----------
                                                                      $1,028,660        $1,015,616
                                                                      ==========        ==========


                                   PENNSYLVANIA POWER COMPANY

                                        BALANCE SHEETS
                                           (Unaudited)

                                                                         June 30,       December 31,
                                                                          2000             1999
                                                                      ------------     ------------
                                                                              (In thousands)
                CAPITALIZATION AND LIABILITIES
                ------------------------------

CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized 6,500,000 shares -
      6,290,000 shares outstanding                                    $  188,700        $  188,700
    Other paid-in capital                                                   (310)             (310)
    Retained earnings                                                      6,607            11,218
                                                                      ----------        ----------
        Total common stockholder's equity                                194,997           199,608
  Preferred stock-
    Not subject to mandatory redemption                                   39,105            39,105
    Subject to mandatory redemption                                       15,000            15,000
  Long-term debt-
    Associated companies                                                  20,406            18,007
    Other                                                                256,285           256,814
                                                                      ----------        ----------
                                                                         525,793           528,534
                                                                      ----------        ----------
CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                                  18,477            13,504
    Other                                                                 24,245            29,521
  Accounts payable-
    Associated companies                                                  50,975            26,220
    Other                                                                 17,928            28,903
  Accrued taxes                                                           28,029            21,863
  Accrued interest                                                         6,401             6,592
  Other                                                                   16,897            16,506
                                                                      ----------        ----------
                                                                         162,952           143,109
                                                                      ----------        ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                      170,183           182,702
  Accumulated deferred investment tax credits                              7,044             7,266
  Nuclear plant decommissioning costs                                    114,777           107,816
  Other                                                                   47,911            46,189
                                                                      ----------        ----------
                                                                         339,915           343,973
                                                                      ----------        ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                              ----------        ----------
                                                                      $1,028,660        $1,015,616
                                                                      ==========        ==========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these balance sheets.


                                     PENNSYLVANIA POWER COMPANY

                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)


                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                   -----------------------     ----------------------
                                                      2000         1999           2000         1999
                                                   ----------   ----------     ----------   ---------
                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $ 7,628      $ 4,074        $ (2,758)    $ 14,413
Adjustments to reconcile net income (loss)
  to net cash from operating activities-
    Provision for depreciation and amortization     11,898       16,278          27,629       30,715
    Nuclear fuel and lease amortization              4,697        1,411           7,867        3,234
    Deferred income taxes, net                      (2,087)       1,150          (5,709)        (873)
    Investment tax credits, net                       (781)        (112)         (1,572)        (295)
    Receivables                                      6,226       14,623           5,700       10,838
    Materials and supplies                           1,941       (1,610)          5,709       (2,342)
    Accounts payable                                (4,313)       5,031          13,780       11,216
    Other                                           14,801        5,250          (4,555)      (7,201)
                                                   -------      -------        --------     --------
        Net cash provided from operating
         activities                                 40,010       46,095          46,091       59,705
                                                   -------      -------        --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and Repayments-
    Preferred stock                                     --        6,085              --        6,085
    Long-term debt                                   5,408        1,400          13,773        3,145
  Dividend Payments-
    Common stock                                        --       33,597              --       65,362
    Preferred stock                                    926          671           1,852        1,737
                                                   -------      -------        --------     --------
        Net cash used for financing activities       6,334       41,753          15,625       76,329
                                                   -------      -------        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                 4,750        3,696          17,941        8,329
  Loans to parent                                   26,028           --          26,028           --
  Loan payment from parent                              --       (1,071)        (12,866)     (21,313)
  Other                                              1,380          605           3,191        1,868
                                                   -------      -------        --------     --------
        Net cash used for (provided from)
         investing activities                       32,158        3,230          34,294      (11,116)
                                                   -------      -------        --------     --------

Net increase (decrease) in cash and cash
 equivalents                                         1,518        1,112          (3,828)      (5,508)
Cash and cash equivalents at beginning of
 period                                                324          865           5,670        7,485
                                                   -------      -------        --------     --------
Cash and cash equivalents at end of period         $ 1,842      $ 1,977        $  1,842     $  1,977
                                                   =======      =======        ========     ========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.

                                           - 42 -
<PAGE


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and wholly owned subsidiary of Ohio Edison Company) as of June 30, 2000, and the related statements of income and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
August 11, 2000

                        PENNSYLVANIA POWER COMPANY

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations
---------------------

          Operating revenues increased by $11.4 million in the second quarter and $14.0 million during the six-month period ended June 30, 2000, compared to the same periods in 1999. This increase was primarily the result of a change in the mix of kilowatt-hour sales. Retail generation sales increased due in part to higher demand from the steel industry, which strongly rebounded from the depressed production levels experienced last year as a direct result of imports of foreign steel products. Retail electric generation sales in the second quarter of 2000 also benefited from growth in kilowatt-hour sales to commercial customers. Total electric generation sales increased significantly in the second quarter and first half of 2000 from the previous year due to significant growth in sales to wholesale markets. While electric generation sales increased substantially, these sales were partially offset by lower unit prices reflecting the lower margins available in the wholesale market, resulting in more modest increases in operating revenues. Total kilowatt-hour deliveries (to customers in the Penn franchise territory) also significantly increased in the second quarter and first half of 2000, compared to the same periods in 1999, on the strength of commercial and industrial sales. Residential kilowatt-hour deliveries decreased in both periods.

          Changes in electric generation sales and kilowatt-hour deliveries in the second quarter and first six months of 2000, compared to 1999, are summarized in the following table:

          Changes in KWH Sales
          --------------------
           Increase (Decrease)
                                               Three           Six
                                               Months        Months
                                                ------        ------
           Electric Generation Sales:
           Retail                               16.2%         9.2%
           Wholesale                           421.9%       300.7%
                                               -----        -----

           Total Electric Generation Sales      95.5%        65.0%
                                               =====        =====

           Distribution Deliveries:
           Residential                          (0.4)%       (0.8)%
           Commercial                            9.0%         4.7%
           Industrial                           17.5%        22.8%
                                               -----        -----
           Total Distribution Deliveries         9.4%         9.2%
                                               =====        =====

Operating Expenses and Taxes

          Total operating expenses and taxes increased $8.6 million in the second quarter and $31.8 million in the first half of 2000 from the corresponding periods in 1999. The increase resulted primarily from higher nuclear operating costs, which were partially offset by reductions in fuel and purchased power, other operating costs and depreciation and amortization. Lower fuel and purchased power costs resulted from additional internal generation, which reduced the need for more expensive external sources of power. Nuclear operating costs were much higher in both the second quarter and first six months of 2000, compared to the same periods last year, due to refueling outage costs at Beaver Valley Unit 1 and Penn's increased ownership of Beaver Valley Units 1 and 2 as a result of the asset exchange with Duquesne. Other operating costs decreased in the second quarter and first half of 2000, compared to the corresponding periods in 1999, primarily due to the transfer of ownership in PPE to FE Services, an affiliated company. The transfer moved Penn's unregulated electric generation business to an affiliated entity dedicated to unregulated sales activity, effective December 31, 1999.

          Lower depreciation and amortization in the second quarter and first six months of 2000, compared to the same periods in the previous year reflects a reduction in accrued decommissioning costs. General taxes increased in the first half of 2000 in part due to an increase in the gross receipts tax resulting from higher taxable receipts.

Net Interest Charges

          Net interest charges declined in the second quarter and first six months of 2000 compared to the same periods last year due to debt redemption and refinancing activities.

Capital Resources and Liquidity
-------------------------------

          Penn has continuing cash requirements for planned capital expenditures and maturing debt. During the last two quarters of 2000, capital requirements for property additions and capital leases are expected to be about $21 million, including $9 million for nuclear fuel. Penn will need additional cash of approximately $23.5 million for maturing long-term debt during the remainder of 2000. These cash requirements are expected to be satisfied by internal cash.

          As of June 30, 2000, Penn had approximately $30.4 million of cash and temporary investments and no short-term indebtedness. Also, Penn had $2 million available from an unused bank facility as of June 30, 2000, which may be borrowed for up to several days at the bank's discretion. Under its first mortgage indenture, as of June 30, 2000, Penn had the capability to issue up to $202 million of additional first mortgage bonds on the basis of property additions and retired bonds.

Environmental Matters
---------------------

          On May 22, 2000, the U.S. Supreme Court agreed to hear appeals of both EPA and industry petitioners regarding new NAAQS rules (see Note
2, "Environmental Matters"). The appeal stems from the decision of the U.S. Court of Appeals for the D.C. Circuit to remand ozone and ultra-fine particulate matter standards to the EPA, having found constitutional and other defects in the new NAAQS rules. The D.C. Circuit Court subsequently denied an EPA petition for rehearing. A decision is expected from the U.S. Supreme Court in 2001.

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

         (b)  Reports on Form 8-K

         FirstEnergy, OE, CEI, TE and Penn
         ---------------------------------
         One report on Form 8-K was filed since March 31, 2000. A report dated August 10, 2000 reported that FirstEnergy Corp. and GPU, Inc. have entered into a merger agreement.

                              SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 14, 2000




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

                                  OHIO EDISON COMPANY
                                  -------------------
                                      Registrant

                                 THE CLEVELAND ELECTRIC
                                  ILLUMINATING COMPANY
                                 ----------------------
                                       Registrant

                                THE TOLEDO EDISON COMPANY
                                -------------------------
                                       Registrant

                                PENNSYLVANIA POWER COMPANY
                                --------------------------
                                       Registrant



                                  /s/  Harvey L. Wagner
                              -------------------------------
                                       Harvey L. Wagner
                                          Controller
                                Principal Accounting Officer