Form 10-Q
period 2000-09-30
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 2000-11-14
CIK 1031296, 20947, 73960, 77278, 352049

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                            OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes  X    No
    ---      ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       OUTSTANDING
        CLASS                                     AS OF NOVEMBER 3, 2000
        -----                                     ----------------------
     FirstEnergy Corp., $.10 par value                   225,469,780
     Ohio Edison Company, no par value                           100
     The Cleveland Electric Illuminating Company,
       no par value                                       79,590,689
     The Toledo Edison Company, $5 par value              39,133,887
     Pennsylvania Power Company, $30 par value             6,290,000


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

                          TABLE OF CONTENTS



                                                                    Pages

Part I.    Financial Information

           Notes to Financial Statements                             1-5

       FirstEnergy Corp.

           Consolidated Statements of Income                          6
           Consolidated Balance Sheets                               7-8
           Consolidated Statements of Cash Flows                      9
           Report of Independent Public Accountants                  10
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition                  11-14

       Ohio Edison Company

           Consolidated Statements of Income                         15
           Consolidated Balance Sheets                              16-17
           Consolidated Statements of Cash Flows                     18
           Report of Independent Public Accountants                  19
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition                  20-22

       The Cleveland Electric Illuminating Company

           Consolidated Statements of Income                         23
           Consolidated Balance Sheets                              24-25
           Consolidated Statements of Cash Flows                     26
           Report of Independent Public Accountants                  27
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition                  28-29

       The Toledo Edison Company

           Consolidated Statements of Income                         30
           Consolidated Balance Sheets                              31-32
           Consolidated Statements of Cash Flows                     33
           Report of Independent Public Accountants                  34
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition                  35-36

       Pennsylvania Power Company

           Statements of Income                                      37
           Balance Sheets                                           38-39
           Statements of Cash Flows                                  40
           Report of Independent Public Accountants                  41
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition                  42-43


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

                      NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

1 -  FINANCIAL STATEMENTS:

          The principal business of FirstEnergy Corp. (FirstEnergy) is the holding, directly or indirectly, of all of the outstanding common stock of its principal electric utility operating subsidiaries, Ohio Edison Company
(OE), The Cleveland Electric Illuminating Company (CEI), The Toledo Edison Company (TE) and Pennsylvania Power Company (Penn). These utility subsidiaries are referred to throughout as "Companies." Penn is a wholly owned subsidiary of OE.

          On September 1, 2000, the Companies transferred their transmission assets to FirstEnergy's wholly owned subsidiary, American Transmission Systems, Inc. (ATSI). ATSI owns and operates FirstEnergy's major high-voltage transmission facilities and has interconnections with other regional utilities.

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

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

          CAPITAL EXPENDITURES-

          FirstEnergy's current forecast reflects expenditures of approximately $3.0 billion (OE-$766 million, CEI-$529 million, TE-$259 million, Penn-$234 million, ATSI-$98 million and unregulated subsidiaries- $1.114 billion) for property additions and improvements from 2000-2004, of which approximately $639 million (OE-$207 million, CEI-$114 million, TE- $96 million, Penn-$32 million, ATSI-$16 million and unregulated subsidiaries-$174 million) is applicable to 2000. Investments for additional nuclear fuel during the 2000-2004 period are estimated to be approximately $470 million (OE-$114 million, CEI-$156 million, TE-$107 million and Penn-$93 million), of which approximately $136 million (OE-$25 million, CEI-$53 million, TE-$36 million and Penn-$22 million) applies to 2000.

          STOCK REPURCHASE PROGRAM-

          On November 17, 1998, the Board of Directors authorized the repurchase of up to 15 million shares of FirstEnergy's common stock over a three-year period beginning in 1999. Repurchases are made on the open market, at prevailing prices, and are funded primarily through the use of operating cash flows. During the third quarter of 2000 and the first nine months of 2000, FirstEnergy repurchased and retired 1.8 million shares (average price of $25.24 per share) and 5.0 million shares (average price of $23.62 per share) of its common stock, respectively. In 1999, FirstEnergy also entered into a forward contract with Credit Suisse First Boston Corporation for the purchase of 1.4 million shares of FirstEnergy's common stock at an average price of $24.22 per share, which was settled on November 1, 2000.

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

          The Companies are in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions) across a region of twenty-two states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. In March 2000, the U.S. Court of Appeals for the D.C. Circuit upheld EPA's NOx Transport Rule except as applied to the State of Wisconsin and portions of Georgia and Missouri. By October 2000, states were to submit revised State Implementation Plans (SIP) to comply by May 31, 2004 with individual state NOx budgets established by the EPA. Pennsylvania recently submitted a SIP that requires compliance with the NOx budgets at the Companies' Pennsylvania facilities by May 1, 2003 and Ohio indicated in a letter to EPA that it will be submitting a "draft" SIP that requires compliance with the NOx budgets at the Companies' Ohio facilities by May 31, 2004. A proposed Federal Implementation Plan accompanied the NOx Transport Rule and may be implemented by the EPA in states which fail to revise their SIP. In another separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. The EPA position is that the Section 126 petitions will be adequately addressed by the NOx Transport Program, but a December 17, 1999 rulemaking established an alternative program which would require nearly identical 85% NOx reductions at 392 utility plants, including the Companies' Ohio and Pennsylvania plants, by May 2003, in the event implementation of the NOx Transport Rule is not implemented by a state. Additional Section 126 petitions were filed by New Jersey, Maryland, Delaware and the District of Columbia in mid-1999 and are still under evaluation by the EPA. The Companies continue to evaluate their compliance plans and other compliance options.

          In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. In May 1999, the U.S. Court of Appeals for the D.C. Circuit remanded both standards to the EPA, having found constitutional and other defects in the new NAAQS rules. The D.C. Circuit Court, on October 29, 1999, denied an EPA petition for rehearing. On November 7, 2000, the U.S. Supreme Court held hearings in the appeals of both EPA and industry petitioners regarding the new NAAQS rules and a decision is expected in 2001. The cost of compliance with these regulations, if they are reinstated, may be substantial and will depend on the manner in which they are ultimately implemented, if at all, by the states in which the Companies operate affected facilities.

          In September 1999, FirstEnergy received, and subsequently in October 1999, OE and Penn received, a citizen suit notification letter from the New York Attorney General's office alleging Clean Air Act violations at the W. H. Sammis Plant. In November 1999, OE and Penn received a citizen suit notification letter from the Connecticut Attorney General's office alleging Clean Air Act violations at the Sammis Plant. In November 1999 and March 2000, the EPA issued Notices of Violation
(NOV) or a Compliance Order to eight utilities covering 36 power plants, including the Sammis Plant. In addition, the U.S. Department of Justice filed seven civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. Although unable to predict the outcome of these proceedings, FirstEnergy believes the Sammis Plant is in full compliance with the Clean Air Act and the NOV and complaint are without merit. Penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. It is anticipated at this time that the Sammis Plant will continue to operate while these proceedings are pending.

          As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion waste products, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation. The EPA has issued its final regulatory determination that regulation of coal ash as a hazardous waste is unnecessary. On April 25, 2000, the EPA announced that it will develop national standards regulating disposal of coal ash under its authority to regulate nonhazardous waste.

          CEI and TE have been named as "potentially responsible parties"
(PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued liabilities of $4.2 million and $0.6 million, respectively, as of September 30, 2000, based on estimates of the costs of cleanup and the proportionate responsibility of other PRPs for such costs. CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

          MERGER AGREEMENT-

          On August 8, 2000, FirstEnergy and GPU, Inc. (GPU), a Pennsylvania corporation, entered into an Agreement and Plan of Merger. Under the merger agreement, FirstEnergy would acquire all of the outstanding shares of GPU's common stock for approximately $4.5 billion in cash and FirstEnergy common stock. Approximately $7.4 billion of debt and preferred stock of GPU's subsidiaries would still be outstanding. The transaction would be accounted for by the purchase method. The combined company's principal electric utility operating companies would include OE, CEI, TE and Penn, as well as GPU's electric utility operating companies - Jersey Central Power & Light Company, Metropolitan Edison Company, and Pennsylvania Electric Company, which serve customers in New Jersey and Pennsylvania.

          Under the agreement, GPU shareholders would receive the equivalent of $36.50 for each share of GPU common stock they own, payable in cash or in FirstEnergy common stock, as long as FirstEnergy's common stock price is between $24.2438 and $29.6313. Each GPU shareholder would be able to elect the form of consideration they wish to receive, subject to proration so that the aggregate consideration to all GPU shareholders will be 50 percent cash and 50 percent FirstEnergy common stock. Each GPU share converted into FirstEnergy common stock would receive not less than
1.2318 and not more than 1.5055 shares of FirstEnergy common stock, depending on the average closing price of FirstEnergy stock during the 20-day trading period ending on the seventh trading date prior to the merger closing. The stock portion of the consideration is expected to be tax-free to GPU shareholders.

          The merger has been approved by the respective Boards of Directors of the Company and GPU and is expected to close promptly after all of the conditions to the consummation of the merger, including shareholder approval and the receipt of all necessary regulatory approvals, are fulfilled or waived. Special meetings for FirstEnergy and GPU shareholders have been scheduled for November 21, 2000, to consider and vote on adoption of the merger agreement. The receipt of all necessary regulatory approvals, including, but not limited to, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Federal Communications Commission, and the Securities and Exchange Commission, are expected by the end of the second quarter of 2001.

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

          Major provisions of the agreement consisted of approval of the transition plan as filed, including recovery of transition costs in the amounts filed in the transition plan through no later than 2006 for OE, mid-2007 for TE and 2008 for CEI, except where a longer period of recovery is provided for in the agreement. FirstEnergy will also give preferred access over FirstEnergy's subsidiaries to nonaffiliated marketers, brokers and aggregators to 1,120 megawatts of generation capacity through 2005 at established prices for sales to the Ohio operating companies' retail customers. The base electric rates for distribution service for OE, CEI and TE under their prior respective regulatory plans will be extended from

December 31, 2005 through December 31, 2007. The transition rate credits for customers under their prior regulatory plans will also be extended through the Companies' respective transition cost recovery periods.

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

          The application of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effect of Certain Types of Regulation" (SFAS 71) to OE's generation business and the nonnuclear generation businesses of CEI and TE was discontinued effective with the issuance of the PUCO order. The effect of such discontinuance was reflected on the financial statements as of June 30, 2000, with the reduction of plant investment and the corresponding recognition of regulatory assets recoverable through future regulatory cash flows for generating assets that were impaired in the amount of approximately $1.6 billion ($1.2 billion, $304 million and $53 million for OE, CEI and TE, respectively). The Companies continue to bill and collect cost-based rates for their transmission and distribution services, which remain regulated; accordingly, it is appropriate that the Companies continue the application of SFAS 71 to those respective operations.

4 -  RECENTLY ISSUED ACCOUNTING STANDARDS:

  FirstEnergy has estimated the impact of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." FirstEnergy anticipates adopting SFAS 133 and SFAS 138 on their effective date of January 1, 2001. If applied to derivatives in existence as of September 30, 2000, the collective impact of SFAS 133 and SFAS 138 is not anticipated to have a significant effect on FirstEnergy's results of operations or financial position.

5 -  SEGMENT INFORMATION:

          FirstEnergy's primary segment is its Electric Utility Operating Companies which include five electric utilities that provide electric service in Ohio and Pennsylvania. Its other material business segment consists of the subsidiaries that operate unregulated businesses.
Financial data for these business segments are as follows:


Segment Financial Information
-----------------------------
                                                 Electric   Unregulated   Reconciling
Three Months Ended:                              Utilities   Businesses   Eliminations   Totals
------------------                               ---------  -----------   ------------   ------
                                                                    (In millions)
September 30, 2000
------------------
External revenues                                 $ 1,457     $  435        $   --      $ 1,892
Intersegment revenues                                  35         33           (68)          --
  Total revenues                                    1,492        468           (68)       1,892
Depreciation and amortization                         275          6            --          281
Net interest charges                                  126         18           (13)         131
Income taxes                                          144        (15)           --          129
Net income/Earnings on common stock                   220        (21)           (1)         198
Total assets                                       17,060      2,149        (1,241)      17,968
Property additions                                     72         33            --          105
Acquisitions                                           --         --            --           --

September 30, 1999
------------------
External revenues                                 $ 1,528     $  204       $    --      $ 1,732
Intersegment revenues                                   7         50           (57)          --
  Total revenues                                    1,535        254           (57)       1,732
Depreciation and amortization                         312          6            --          318
Net interest charges                                  136         17           (12)         141
Income taxes                                          114         --            --          114
Net income/Earnings on common stock                   186         (1)            1          186
Total assets                                       17,123      1,884          (932)      18,075
Property additions                                    110          5            --          115
Acquisitions                                           --         --            --           --


Nine Months Ended:
-----------------

September 30, 2000
------------------
External revenues                                 $ 4,075     $1,127       $    --      $ 5,202
Intersegment revenues                                  92        100          (192)          --
  Total revenues                                    4,167      1,227          (192)       5,202
Depreciation and amortization                         692         16            --          708
Net interest charges                                  384         54           (37)         401
Income taxes                                          340        (18)           --          322
Net income/Earnings on common stock                   502        (24)           (4)         474
Total assets                                       17,060      2,149        (1,241)      17,968
Property additions                                    291         90            --          381
Acquisitions                                           --         --            --           --


September 30, 1999
------------------
External revenues                                 $ 4,140     $  534       $   --       $ 4,674
Intersegment revenues                                  23        117         (140)           --
  Total revenues                                    4,163        651         (140)        4,674
Depreciation and amortization                         706         20           --           726
Net interest charges                                  421         50          (36)          435
Income taxes                                          312         (3)          --           309
Net income/Earnings on common stock                   454         (3)          (3)          448
Total assets                                       17,123      1,884         (932)       18,075
Property additions                                    231         59           --           290
Acquisitions                                           --          9           --             9


                                       FIRSTENERGY CORP.

                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)

                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                               ----------------------     ----------------------
                                                  2000        1999           2000        1999
                                               ----------  ----------     ----------  ----------
                                                    (In thousands, except per share amounts)
REVENUES:
  Electric sales                               $1,401,936  $1,467,619     $3,889,643  $3,968,399
  Other - electric utilities                       60,771      66,099        202,679     190,964
  Facilities services                             158,003     133,821        412,753     355,144
  Trading services                                131,615      40,408        268,965      68,974
  Other                                           139,320      24,444        427,639      90,201
                                               ----------  ----------     ----------  ----------
      Total revenues                            1,891,645   1,732,391      5,201,679   4,673,682
                                               ----------  ----------     ----------  ----------
EXPENSES:
  Fuel and purchased power                        200,801     269,755        593,355     678,385
  Other expenses:
    Electric utilities                            375,950     368,066      1,204,431   1,158,037
    Facilities services                           149,679     122,479        395,655     332,438
    Trading services                              136,248      40,208        285,840      73,472
    Other                                         151,456      27,393        401,041      91,563
  Provision for depreciation and amortization     280,884     318,490        707,762     726,403
  General taxes                                   138,054     144,584        417,086     422,144
                                               ----------  ----------     ----------  ----------
      Total expenses                            1,433,072   1,290,975      4,005,170   3,482,442
                                               ----------  ----------     ----------  ----------

INCOME BEFORE INTEREST AND INCOME TAXES           458,573     441,416      1,196,509   1,191,240
                                               ----------  ----------     ----------  ----------

NET INTEREST CHARGES:
  Interest expense                                123,272     125,712        370,358     386,452
  Allowance for borrowed funds used during
    construction and capitalized interest          (6,323)     (3,410)       (19,449)     (9,471)
  Subsidiaries' preferred stock dividends          14,237      19,007         49,650      57,767
                                               ----------  ----------     ----------  ----------
      Net interest charges                        131,186     141,309        400,559     434,748
                                               ----------  ----------     ----------  ----------

INCOME TAXES                                      129,200     114,284        322,241     308,626
                                               ----------  ----------     ----------  ----------

NET INCOME                                     $  198,187  $  185,823     $  473,709  $  447,866
                                               ==========  ==========     ==========  ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                     221,846     226,432        223,415     227,646
                                                  =======     =======        =======     =======

BASIC AND DILUTED EARNINGS PER SHARE OF
  COMMON STOCK                                      $ .89       $ .82         $ 2.12      $ 1.97
                                                    =====       =====         ======      ======

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK        $.375       $.375         $1.125      $1.125
                                                    =====       =====         ======      ======



The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.



                                       FIRSTENERGY CORP.

                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                                            September 30,        December 31,
                                                                2000                 1999
                                                            -------------        ------------
                                                                      (In thousands)

                        ASSETS
                        ------
CURRENT ASSETS:
  Cash and cash equivalents                                 $   67,213           $   111,788
  Receivables-
    Customers (less accumulated provisions of
      $6,864,000 and $6,719,000, respectively, for
      uncollectible accounts)                                  374,113               322,687
    Other (less accumulated provisions of $9,005,000
      and $5,359,000, respectively, for uncollectible
      accounts)                                                438,831               445,242
  Materials and supplies, at average cost-
    Owned                                                      136,611               154,834
    Under consignment                                          108,986                99,231
  Prepayments and other                                        189,956               167,894
                                                            ----------            ----------
                                                             1,315,710             1,301,676
                                                            ----------            ----------


PROPERTY, PLANT AND EQUIPMENT:
  In service                                                12,004,800            14,645,131
  Less--Accumulated provision for depreciation               4,840,580             5,919,170
                                                           -----------           -----------
                                                             7,164,220             8,725,961
  Construction work in progress                                335,336               367,380
                                                           -----------           -----------
                                                             7,499,556             9,093,341
                                                           -----------           -----------

INVESTMENTS:
  Capital trust investments                                  1,232,890             1,281,834
  Nuclear plant decommissioning trusts                         600,231               543,694
  Letter of credit collateralization                           277,763               277,763
  Other                                                        622,404               599,443
                                                           -----------           -----------
                                                             2,733,288             2,702,734
                                                           -----------           -----------

DEFERRED CHARGES:
  Regulatory assets                                          3,860,941             2,543,427
  Goodwill                                                   2,102,912             2,129,902
  Property taxes                                               267,226               276,997
  Other                                                        187,946               175,970
                                                           -----------           -----------
                                                             6,419,025             5,126,296
                                                           -----------           -----------
                                                           $17,967,579           $18,224,047
                                                           ===========           ===========


                                    FIRSTENERGY CORP.

                               CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
                                                                  September 30,     December 31,
                                                                      2000              1999
                                                                  -------------     ------------
                                                                          (In thousands)

            CAPITALIZATION AND LIABILITIES
            ------------------------------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock             $   446,797      $   762,520
  Short-term borrowings                                                663,549          417,819
  Accounts payable                                                     316,308          360,379
  Accrued taxes                                                        520,685          409,724
  Accrued interest                                                     122,335          125,397
  Other                                                                305,534          301,572
                                                                   -----------      -----------
                                                                     2,375,208        2,377,411
                                                                   -----------      -----------
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $.10 par value, authorized 300,000,000
      shares - 227,446,741 and 232,454,287 shares outstanding,
      respectively                                                      22,745           23,245
    Other paid-in capital                                            3,607,660        3,722,375
    Accumulated comprehensive income (loss)                               (195)            (195)
    Retained earnings                                                1,167,041          945,241
    Unallocated employee stock ownership plan common stock -
      6,058,521 and 6,778,905 shares, respectively                    (113,487)        (126,776)
                                                                   -----------      -----------
        Total common stockholders' equity                            4,683,764        4,563,890
  Preferred stock of consolidated subsidiaries-
    Not subject to mandatory redemption                                648,395          648,395
    Subject to mandatory redemption                                    114,610          136,246
  OE obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely OE subordinated debentures         120,000          120,000
  Long-term debt                                                     5,725,011        6,001,264
                                                                   -----------      -----------
                                                                    11,291,780       11,469,795
                                                                   -----------      -----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                  2,118,258        2,231,265
  Accumulated deferred investment tax credits                          248,027          269,083
  Other postretirement benefits                                        530,221          498,184
  Nuclear plant decommissioning costs                                  614,922          562,295
  Other                                                                789,163          816,014
                                                                   -----------      -----------
                                                                     4,300,591        4,376,841
                                                                   -----------      -----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                           -----------      -----------
                                                                   $17,967,579      $18,224,047
                                                                   ===========      ===========


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these balance sheets.


                                      FIRSTENERGY CORP.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                  Three Months Ended          Nine Months Ended
                                                    September 30,               September 30,
                                                 --------------------      -----------------------
                                                   2000       1999            2000         1999
                                                 --------   ---------      ----------   ----------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $198,187   $ 185,823      $  473,709   $  447,866
  Adjustments to reconcile net income to
    net cash from operating activities-
      Provision for depreciation and
        amortization                              280,884     318,490         707,762      726,403
      Nuclear fuel and lease amortization          31,672      27,535          86,376       75,484
      Other amortization, net                      (2,851)     (2,855)         (9,469)      (7,109)
      Deferred income taxes, net                  (47,856)    (30,421)        (81,194)     (45,166)
      Investment tax credits, net                 (10,569)     (6,856)        (23,064)     (13,675)
      Receivables                                 (24,187)     (5,501)        (45,015)    (165,948)
      Materials and supplies                      (10,790)     26,879           8,468       33,607
      Accounts payable                            (40,929)    (75,808)        (44,071)     (26,635)
      Other                                       120,367     111,302          34,434        9,172
                                                 --------   ---------      ----------   ----------
        Net cash provided from operating
          activities                              493,928     548,588       1,107,936    1,033,999
                                                 --------   ---------      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                 37,331      84,331         295,749      277,696
    Short-term borrowings, net                    198,682      54,353         245,730       29,625
  Redemptions and Repayments-
    Common stock                                   44,445      41,035         118,457      116,610
    Preferred stock                                 6,000      11,920          19,714       33,409
    Long-term debt                                473,730     525,532         923,254      618,540
  Common stock dividend payments                   83,391      85,247         251,909      256,683
                                                 --------   ---------      ----------   ----------
        Net cash used for financing activities    371,553     525,050         771,855      717,921
                                                 --------   ---------      ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                              105,369     114,873         381,446      298,549
  Cash investments                                     60         (71)        (40,976)     (41,276)
  Other                                            37,293      19,665          40,186       20,999
                                                 --------   ---------      ----------   ----------
        Net cash used for investing activities    142,722     134,467         380,656      278,272
                                                 --------   ---------      ----------   ----------
Net increase (decrease) in cash and cash
  equivalents                                     (20,347)   (110,929)        (44,575)      37,806
Cash and cash equivalents at beginning
   of period                                       87,560     226,533         111,788       77,798
                                                 --------   ---------      ----------   ----------
Cash and cash equivalents at end of period       $ 67,213   $ 115,604      $   67,213   $  115,604
                                                 ========   =========      ==========   ==========


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. (an Ohio corporation) and subsidiaries as of September 30, 2000, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Cleveland, Ohio
November 10, 2000

                             FIRSTENERGY CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Net income increased to $198.2 million in the third quarter of 2000, compared to $185.8 million in the same period in 1999. Basic and diluted earnings per share of common stock were $0.89 in the third quarter of 2000, compared to $0.82 in the third quarter of 1999. In the first nine months of 2000, net income increased to $473.7 million from $447.9 million in the year-to-date period of 1999. Basic and diluted earnings per share of common stock were $2.12 in the first nine months of 2000, compared to $1.97 for the same period in 1999.

          As a result of increased sales by our unregulated businesses, revenues increased $159.3 million in the third quarter of 2000 and $528.0 million during the nine-month period ended September 30, 2000, as compared to the same periods in 1999. The sources of the increases in the third quarter and first nine months of 2000, compared to the corresponding periods of 1999, are summarized in the following table.


                                                   Three        Nine
  Sources of Revenue Changes                      Months       Months
  --------------------------                      ------       ------
                                                     (In millions)
  Electric Utility Operating Companies (EUOC):
    Electric sales                                $(65.7)      $(78.8)
    Other electric utility revenues                 (5.3)        11.7
                                                  ------       ------
  Total EUOC                                       (71.0)       (67.1)

  Unregulated Businesses:
    Retail electric sales                           33.3        127.3
    FirstEnergy Trading Services, Inc. (FETS)       91.2        200.0
    Other businesses                               105.8        267.8
                                                  ------       ------

  Net Revenue Increases                           $159.3       $528.0
                                                  ======       ======




Electric Sales

          EUOC electric sales revenues decreased $65.7 million in the third quarter and $78.8 million in the first nine months of 2000 from the same periods in 1999. Lower unit prices (representing sales from traditional vertically integrated operations) and reduced EUOC electric generation sales contributed to the decrease in the third quarter. In the year-to-date period, lower unit prices offset an increase in EUOC electric generation sales. EUOC other electric revenues decreased in the third quarter of 2000, from the same period last year, due in part to a reduction in investment income. Over the first nine months of 2000, EUOC other electric revenues increased, compared to the same period last year, primarily due to additional transmission service revenues.

          Total electric generation sales (including unregulated sales) increased in the third quarter and first nine months of 2000, compared to the corresponding periods in 1999. The strong increase in unregulated retail sales continued with sales more than doubling in the third quarter of 2000, compared to the same period in 1999. FirstEnergy made further progress in expanding its retail electric sales to target unregulated markets in the eastern seaboard states. Reduced kilowatt-hour sales to wholesale customers dampened the growth in unregulated sales in the third quarter of 2000 due in part to more available energy in the wholesale market.

          EUOC kilowatt-hour deliveries (to customers in their franchise service areas) decreased in the third quarter of 2000 from the third quarter in 1999. Weather had a significant impact on residential sales, which declined 9.4% from the third quarter in 1999. Year-to-date kilowatt-hour sales to residential customers were also 4.4% lower in 2000, compared to the same period in 1999, primarily due to the unusually mild third quarter weather. Sales to commercial and industrial customers were higher in both the third quarter and first nine months of 2000, compared to the corresponding periods of 1999, reflecting modest service area growth.

          Changes in electric generation sales and kilowatt-hour deliveries in the third quarter and first nine months of 2000, compared to the respective periods of 1999, are summarized in the following table.


Changes in KWH Sales                     Three            Nine
--------------------
  Increase (Decrease)                    Months          Months
                                         ------          ------
Electric Generation Sales:
EUOC - Retail                            (1.4)%            0.7%
Unregulated                              16.2%            59.3%
                                         ----             ----

Total Electric Generation Sales           1.2%             7.7%
                                         ====             ====
EUOC Distribution Deliveries:
Residential                              (9.4)%           (4.4)%
Commercial                                0.1%             1.3%
Industrial                                1.4%             3.4%
                                         ----             ----

Total Distribution Deliveries            (2.2)%            0.5%
                                         ====             ====


Other Sales

          Retail natural gas sales were the largest source of increases in other business revenues in the third quarter and first nine months of 2000 from the same periods in 1999. Collectively, three 1999 FETS gas acquisitions - Atlas Gas Marketing Inc., Belden Energy Services Company and Volunteer Energy LLC - significantly expanded FETS revenues in the third quarter and year-to-date periods of 2000, compared to last year.

Operating Expenses

          Fuel and purchased power costs decreased $69.0 million in the third quarter and $85.0 million in the first nine months of 2000, compared to the corresponding periods of 1999. Lower fuel expense continued to be a major contributor to the reduction in fuel and purchased power costs in the third quarter, declining $39.6 million from the same period in 1999. In the nine-month period ended September 30, 2000, fuel expense declined $93.5 million from the same year-to-date period in 1999. These reductions occurred despite a 1.8% increase in internal generation in the third quarter and a 6.0% increase in the year-to-date period of 2000, compared to the corresponding periods of 1999. Factors contributing to the reduced fuel expense included:

     o A higher proportion of nuclear generation (i.e. lower cost fuel) due to improved nuclear availability and increased nuclear ownership from the exchange of generating assets with Duquesne Light Company (Duquesne) in December 1999;

     o  The expiration of an above-market coal contract; and

     o Improved coal-blending strategies, which resulted in the use of additional lower cost coal.

Purchased power costs were $29.4 million lower in the third quarter of 2000, compared to the same period of 1999, as a result of additional internal generation and lower prices in the wholesale market. In the nine-month period, purchased power costs were $8.5 million higher than the same period last year, in part reflecting generating unit outages in the second quarter of 2000.

          Other expenses for the EUOC increased by $7.9 million in the third quarter of 2000 from the same period in 1999. Excluding a $33.1 million credit for gains resulting from the sale of emission allowances, other expenses for the EUOC increased $41.0 million due to increased maintenance work at several fossil plants and leased portable diesel generators as part of our summer supply strategy, and additional nuclear expenses resulting from the Beaver Valley Unit 2 refueling outage and increased nuclear ownership. Other expenses for the EUOC also rose in the first nine months of 2000, compared to the same period of 1999, as a result of outage-related costs and increased nuclear ownership. Expansion of sales activity by FirstEnergy's unregulated businesses resulted in corresponding increases in other non-EUOC operating costs of $247.3 million in the third quarter of 2000 and $585.1 million in the first nine months of 2000 from the respective periods of 1999.

          Depreciation and amortization decreased in the third quarter, compared to the same period of 1999, primarily due to reduced accelerated cost recovery in connection with OE's rate reduction plan. Total cost accelerations, which consist of depreciation and amortization of regulatory assets and regulatory assets related to income taxes under the OE rate plan and Penn's restructuring plan were $147.9 million in the third quarter of 2000, down from $173.5 million in the third quarter last year. In the first nine months of 2000, total cost accelerations under the regulatory plans were $291.9 million, compared to $282.4 million in the first nine months of 1999. General taxes were lower in the third quarter and year-to-date periods of 2000, compared to the same periods last year, primarily due to a favorable property tax settlement and phase out of Pennsylvania's franchise tax, partially offset by additional gross receipts taxes.

Net Interest Charges

          Interest charges continued to trend lower, decreasing by $10.1 million in the third quarter and $34.2 million in the first nine months of 2000, compared to the same periods of 1999, due to debt and preferred stock redemption and refinancing activities. During the first nine months of 2000, redemption and refinancing activities totaled $382.7 million and $284.7 million, respectively, and will result in annualized savings of $30.9 million, of which $18.8 million relates to activities occurring in the third quarter.

Capital Resources and Liquidity
-------------------------------

          FirstEnergy and its subsidiaries have continuing cash needs for planned capital expenditures, maturing debt and preferred stock sinking fund requirements. During the last quarter of 2000, capital requirements for property additions and capital leases are expected to be about $242 million, including $29 million for nuclear fuel. The Companies have additional cash requirements of approximately $23.5 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the fourth quarter of 2000. These cash requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

          During the third quarter of 2000, FirstEnergy repurchased 1.8 million shares of common stock at an average price of $25.24 per share. For the first nine months of 2000, the Company repurchased 5.0 million shares of common stock at an average price of $23.62 per share. On November 1, 2000, FirstEnergy settled an equity forward purchase contract by purchasing an additional 1.4 million shares at an average price of $24.22 per share (see Note 2 - "Stock Repurchase Program").

          As of September 30, 2000, FirstEnergy and its subsidiaries had about $67.2 million of cash and temporary investments and $663.5 million of short-term indebtedness. Available borrowings included $229.0 million from unused revolving lines of credit and $32.0 million of bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

          On August 8, 2000, FirstEnergy and GPU, Inc. (GPU) entered into an Agreement and Plan of Merger. Under the merger agreement, FirstEnergy would acquire all of the outstanding shares of GPU's common stock for approximately $4.5 billion in cash and FirstEnergy common stock. FirstEnergy would assume approximately $7.4 billion of GPU's debt and preferred stock. The transaction would be accounted for by the purchase method of accounting under the guidelines of Accounting Principles Board Opinion No. 16, "Business Combinations." Under purchase accounting, the results of operations for the combined entity would be reported from the point of consummation forward.

The combined company is expected to become the sixth-largest investor-owned electric company in the United States, based on the number of customers served (see Note 2 - "Merger Agreement").

          Moody's Investors Service (Moody's) and Fitch upgraded the credit ratings of FirstEnergy's EUOC on September 27, 2000 and October 30, 2000, respectively. Moody's senior secured debt ratings of OE and Penn were raised from Baa2 to Baa1, and CEI and TE's from Ba1 to Baa3. Fitch's senior secured debt rating of OE was raised from BBB to BBB+ (Penn's remained at BBB+) and CEI's and TE's from BB+ to BBB-. Ratings of many of the junior securities of the Companies were upgraded to conform to rating relationships typical of investment grade issuers. The ratings of the EUOC remain under review for further possible upgrades by Moody's.

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

Recently Issued Accounting Standards
------------------------------------

          FirstEnergy has estimated the impact of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." FirstEnergy anticipates adopting SFAS 133 and SFAS 138 on their effective date of January 1, 2001. If applied to derivatives in existence as of September 30, 2000, the collective impact of SFAS 133 and SFAS 138 is not anticipated to have a significant effect on FirstEnergy's results of operations or financial position.

                                     OHIO EDISON COMPANY

                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)
                                                      Three Months Ended      Nine Months Ended
                                                         September 30,          September 30,
                                                     --------------------  ----------------------
                                                       2000       1999        2000        1999
                                                     --------   --------   ----------  ----------
                                                                    (In thousands)
OPERATING REVENUES                                   $733,906   $770,518   $2,045,527  $2,050,365
                                                     --------   --------   ----------  ----------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                            102,973    143,486      305,351     364,951
  Nuclear operating costs                              83,535     64,547      268,196     213,862
  Other operating costs                               104,971    103,398      300,710     321,454
                                                     --------   --------   ----------  ----------
    Total operation and maintenance expenses          291,479    311,431      874,257     900,267
  Provision for depreciation and amortization         193,711    228,775      444,445     457,330
  General taxes                                        56,700     61,890      174,161     185,712
  Income taxes                                         62,749     48,120      169,732     137,787
                                                     --------   --------   ----------  ----------
    Total operating expenses and taxes                604,639    650,216    1,662,595   1,681,096
                                                     --------   --------   ----------  ----------

OPERATING INCOME                                      129,267    120,302      382,932     369,269


OTHER INCOME                                           16,423     10,179       40,227      32,577
                                                     --------   --------   ----------  ----------

INCOME BEFORE NET INTEREST CHARGES                    145,690    130,481      423,159     401,846
                                                     --------   --------   ----------  ----------

NET INTEREST CHARGES:
  Interest on long-term debt                           42,208     44,583      126,803     135,888
  Allowance for borrowed funds used during
    construction and capitalized interest              (2,324)    (1,041)      (6,391)     (3,023)
  Other interest expense                                7,911      6,510       22,971      24,293
  Subsidiaries' preferred stock dividend
    requirements                                        3,626      3,831       10,878      11,544
                                                     --------   --------   ----------  ----------
    Net interest charges                               51,421     53,883      154,261     168,702
                                                     --------   --------   ----------  ----------

NET INCOME                                             94,269     76,598      268,898     233,144


PREFERRED STOCK DIVIDEND REQUIREMENTS                   2,807      2,914        8,423       8,740
                                                     --------   --------   ----------  ----------

EARNINGS ON COMMON STOCK                             $ 91,462   $ 73,684   $  260,475  $  224,404
                                                     ========   ========   ==========  ==========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


                                        OHIO EDISON COMPANY

                                    CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                            September 30,     December 31,
                                                                 2000             1999
                                                            -------------     ------------
                                                                     (In thousands)
                 ASSETS
                 ------
UTILITY PLANT:
  In service                                                 $4,960,038        $8,118,783
  Less--Accumulated provision for depreciation                2,249,878         3,713,781
                                                             ----------        ----------
                                                              2,710,160         4,405,002
                                                             ----------        ----------
  Construction work in progress-
    Electric plant                                              174,570           205,671
    Nuclear fuel                                                 22,346            10,059
                                                             ----------        ----------
                                                                196,916           215,730
                                                             ----------        ----------
                                                              2,907,076         4,620,732
                                                             ----------        ----------

OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                                            461,156           469,124
  Nuclear plant decommissioning trusts                          256,861           236,903
  Letter of credit collateralization                            277,763           277,763
  Notes receivable from associated companies                    351,808                --
  Other                                                         294,805           425,872
                                                             ----------        ----------
                                                              1,642,393         1,409,662
                                                             ----------        ----------

CURRENT ASSETS:
  Cash and cash equivalents                                      18,582            87,175
  Receivables-
    Customers (less accumulated provisions of
      $6,452,000 for uncollectible accounts at both dates)      296,680           278,484
    Associated companies                                        423,672           221,653
    Other (less accumulated provisions of $1,000,000
      for uncollectible accounts at both dates)                  37,713            36,281
  Materials and supplies, at average cost-
    Owned                                                        67,521            69,119
    Under consignment                                            52,744            55,278
  Prepayments and other                                          71,283            73,682
                                                             ----------        ----------
                                                                968,195           821,672
                                                             ----------        ----------

DEFERRED CHARGES:
  Regulatory assets                                           2,613,969         1,618,319
  Property taxes                                                 99,290           100,906
  Unamortized sale and leaseback costs                           81,352            85,100
  Other                                                          37,654            44,355
                                                             ----------        ----------
                                                              2,832,265         1,848,680
                                                             ----------        ----------
                                                             $8,349,929        $8,700,746
                                                             ==========        ==========


                                       OHIO EDISON COMPANY

                                   CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                                        September 30,       December 31,
                                                           2000                1999
                                                        -------------       ------------
                                                                 (In thousands)

               CAPITALIZATION AND LIABILITIES
               ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized
      175,000,000 shares - 100 shares outstanding        $2,098,729         $2,098,729
    Retained earnings                                       621,187            525,731
                                                         ----------         ----------
        Total common stockholder's equity                 2,719,916          2,624,460
  Preferred stock-
    Not subject to mandatory redemption                     160,965            160,965
    Subject to mandatory redemption                              --              5,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                      39,105             39,105
    Subject to mandatory redemption                          15,000             15,000
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely OE
    subordinated debentures                                 120,000            120,000
  Long-term debt                                          1,952,759          2,175,812
                                                         ----------         ----------
                                                          5,007,745          5,140,342
                                                         ----------         ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock      280,618            422,838
  Short-term borrowings-
    Associated companies                                      4,720             35,583
    Other                                                   311,037            322,713
  Accounts payable-
    Associated companies                                     74,095             50,883
    Other                                                    58,138             63,219
  Accrued taxes                                             269,443            207,362
  Accrued interest                                           40,916             37,572
  Other                                                     109,310             94,967
                                                         ----------         ----------
                                                          1,148,277          1,235,137
                                                         ----------         ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                       1,338,978          1,468,478
  Accumulated deferred investment tax credits               115,448            143,336
  Nuclear plant decommissioning costs                       256,016            239,695
  Other postretirement benefits                             157,350            148,421
  Other                                                     326,115            325,337
                                                         ----------         ----------
                                                          2,193,907          2,325,267
                                                         ----------         ----------

COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                 ----------         ----------
                                                         $8,349,929         $8,700,746
                                                         ==========         ==========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.

                                    OHIO EDISON COMPANY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                      ----------------------    --------------------
                                                         2000        1999          2000       1999
                                                      ----------  ----------    ----------  --------
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  94,269   $  76,598     $ 268,898   $233,144
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization       193,711     228,775       444,445    457,330
      Nuclear fuel and lease amortization                15,205      10,718        40,902     32,131
      Deferred income taxes, net                        (44,589)    (55,793)      (82,277)   (86,548)
      Investment tax credits, net                        (9,431)     (5,320)      (19,004)    (9,204)
      Receivables                                      (181,935)    (60,020)     (220,549)   (64,928)
      Materials and supplies                             (5,827)     25,799         4,132     23,034
      Accounts payable                                  (54,593)    (47,709)       18,131     (9,739)
      Other                                             104,842     104,710        91,223     72,565
                                                      ---------   ---------     ---------   --------
        Net cash provided from operating activities     111,652     277,758       545,901    647,785
                                                      ---------   ---------     ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                        6,864       2,936       199,116    161,451
    Short-term borrowings, net                            7,012          --            --      3,066
  Redemptions and Repayments-
    Preferred stock                                       5,000      10,920         5,000     17,005
    Long-term debt                                      237,993     329,094       554,392    348,234
    Short-term borrowings, net                               --      86,754        42,539         --
  Dividend Payments-
    Common stock                                         55,700          --       164,900    333,603
    Preferred stock                                       2,946       2,611         8,543      8,437
                                                      ---------   ---------     ---------   --------
        Net cash used for financing activities          287,763     426,443       576,258    542,762
                                                      ---------   ---------     ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                     57,121      45,736       190,306    140,523
  Loans to associated companies                         182,997          --       207,231         --
  Sale of assets to associated companies               (387,675)         --      (387,675)        --
  Other                                                  20,040     (21,040)       28,374    (13,242)
                                                      ---------   ---------     ---------   --------
        Net cash used for (provided from)
          investing activities                         (127,517)     24,696        38,236    127,281
                                                      ---------   ---------     ---------   --------

Net increase (decrease) in cash and cash equivalents    (48,594)   (173,381)      (68,593)   (22,258)
Cash and cash equivalents at beginning of period         67,176     184,336        87,175     33,213
                                                      ---------   ---------     ---------   --------
Cash and cash equivalents at end of period            $  18,582   $  10,955     $  18,582   $ 10,955
                                                      =========   =========     =========   ========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiaries as of September 30, 2000, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 10, 2000

                          OHIO EDISON COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Operating revenues decreased $36.6 million in the third quarter and $4.8 million during the nine-month period ended September 30, 2000, compared to the same periods in 1999. Lower third quarter and year-to-date operating revenues resulted from lower electric sales revenues due to reduced unit prices, which were partially offset by additional transmission service revenues. As a result of higher sales to wholesale customers, total kilowatt-hour sales increased 0.5% in the third quarter and 7.1% in the year-to-date period of 2000, compared to the same periods last year. Additional available internal generation and continuing demand for wholesale power combined to increase sales to the wholesale market in both the third quarter and first nine months of 2000, compared to the previous year. Total retail kilowatt-hour sales decreased 7.5% in the third quarter and 2.0% in the first nine months of 2000, compared to the same periods in 1999, with reduced kilowatt-hour sales primarily in the residential and commercial sectors. The decrease in residential sales was principally due to milder weather during the quarter, resulting in a much lower air-conditioning load. Kilowatt-hour sales to industrial customers were lower in the third quarter of 2000, but remain higher for the year-to-date period of 2000, compared to the same periods in 1999. Industrial kilowatt-hour sales for the first nine months of 2000 benefited from a rebound in demand for domestic steel.

          Changes in kilowatt-hour sales by customer class for the third quarter and first nine months of 2000, compared to the corresponding periods of 1999, are summarized in the following table.


Changes in KWH Sales                  Three          Nine
--------------------
  Increase (Decrease)                 Months        Months
                                      ------        ------
Residential                           (13.1)%        (5.1)%
Commercial                            (7.7)%         (4.2)%
Industrial                            (2.3)%          2.4%
                                      ----           ----

Total Retail                          (7.5)%         (2.0)%

Wholesale                             32.1%          47.8%
                                      ----           ----

Total Sales                            0.5%           7.1%
                                      ====           ====


Operating Expenses and Taxes

          Total operating expenses and taxes decreased $45.6 million and $18.5 million in the third quarter and first nine months of 2000, respectively, from the same periods of 1999. Lower fuel and purchased power costs in both the third quarter and first nine months of 2000, compared to the same periods in 1999, occurred primarily as a result of reduced fuel expense - down $21.9 million and $45.2 million, respectively. Several factors contributed to the lower fuel expense, which occurred despite an 8.2% third quarter increase in generation and an 11.7% increase in generation during the first nine months of 2000, compared to the prior year. These factors included:

     o A higher proportion of nuclear generation (i.e. lower cost fuel) due to improved nuclear availability and increased nuclear ownership from the exchange of assets with Duquesne in December 1999;

     o  The expiration of an above-market coal contract; and

     o Improved coal-blending strategies, which resulted in the use of additional lower cost fuel.

          Nuclear operating costs were higher in both the third quarter and year-to-date periods of 2000, compared to the same periods last year, due to nuclear refueling outages at the Beaver Valley Plant and increased ownership of that plant following the asset exchange. In the first nine months of 2000, other operating costs decreased, compared to the year-to-date period in 1999, due to $21.4 million in gains realized on the sale of emission allowances.

          Depreciation and amortization decreased in the third quarter of 2000, compared to the same period of 1999, primarily due to reduced accelerated cost recovery in connection with OE's rate reduction plan. Total cost accelerations, which consist of depreciation and amortization of regulatory assets and regulatory assets related to income taxes under the OE rate plan and Penn's restructuring plan were $147.9 million in the third quarter of 2000, down from $173.5 million in the third quarter last year. In the first nine months of 2000, total cost accelerations under the regulatory plans were $291.9 million, compared to $282.4 million in the first nine months of 1999. General taxes decreased in both the third quarter and year-to-date periods of 2000, compared to 1999, primarily due to a favorable property tax settlement and phase out of Pennsylvania's franchise tax.

Other Income

          Other income increased $6.2 million in the third quarter and $7.7 million for the first nine months of 2000, compared to the corresponding periods in 1999 - principally due to interest earned on short-term loans to affiliated companies.

Net Interest Charges

          Net interest charges declined in the third quarter and first nine months of 2000 from the same periods last year due to debt and preferred stock redemption and refinancing activities. During the first nine months of 2000, redemptions and refinancings totaled $117.3 million and $186.5 million, respectively, and will result in annualized savings of $7.7 million, of which $2.1 million relates to redemptions occurring in the third quarter.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

          On September 1, 2000, FirstEnergy's EUOC transferred $1.2 billion of their transmission assets to ATSI. As part of the transfer, OE and Penn (OE companies) sold to ATSI $719.4 million of their transmission assets, net of $339.4 million of accumulated depreciation and $10.9 million of investment tax credits, and approximately $7.7 million of construction work in progress for $169.6 million of cash and $207.2 million of long-term notes.

          OE companies have continuing cash requirements for planned capital expenditures and maturing debt. During the fourth quarter of 2000, capital requirements for property additions and capital leases are expected to be about $79 million, including $3 million for nuclear fuel. The OE companies will need additional cash of approximately $4.4 million (excluding an OE revolving credit agreement) for maturing long-term debt during the remainder of 2000. These cash requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

          As of September 30, 2000, the OE companies had about $19.7 million of cash and temporary investments and $315.8 million of short-term indebtedness. In addition, the OE companies' available borrowing capability included $229.0 million from unused revolving lines of credit and up to $32.0 million from bank facilities on a short-term basis at the banks' discretion. As of September 30, 2000, OE had the capability to issue up to $1.3 billion of additional first mortgage bonds on the basis of property additions and retired bonds. On October 27, 2000, OE paid a special dividend of $200 million to FirstEnergy to meet its funding requirements.

          Moody's Investors Service (Moody's) upgraded the OE companies' credit ratings on September 27, 2000 and Fitch upgraded OE's credit ratings on October 30, 2000. The improved credit ratings should lower the cost of future borrowings. The OE companies' credit ratings remain under review for further possible upgrades by Moody's. The following table summarizes the changes in credit ratings:


Credit Ratings Before and After Upgrade
---------------------------------------
                             Before Upgrade             After Upgrade
                           ------------------      ---------------------
                           Moody's                  Moody's
                          Investors               Investors
                           Service      Fitch      Service      Fitch
                          ---------     -----     ---------     ------
OE
First mortgage bonds         Baa2        BBB         Baa1        BBB+
Preferred Stock              ba1         BB+         baa2        BBB-

Penn
First mortgage bonds         Baa2        BBB+        Baa1     Unchanged
Preferred Stock              ba1         BBB         baa2     Unchanged


                       THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)
                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                     -------------------     -----------------------
                                                       2000       1999          2000         1999
                                                     --------   --------     ----------   ----------
                                                                      (In thousands)
OPERATING REVENUES                                   $525,423   $534,503     $1,419,715   $1,435,297
                                                     --------   --------     ----------   ----------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                            109,170    118,816        305,830      310,400
  Nuclear operating costs                              31,578     22,978        110,016       92,799
  Other operating costs                                96,889     88,528        271,909      265,805
                                                     --------   --------     ----------   ----------
      Total operation and maintenance expenses        237,637    230,322        687,755      669,004
  Provision for depreciation and amortization          53,566     58,156        169,091      174,154
  General taxes                                        56,584     56,855        167,508      165,497
  Income taxes                                         48,254     50,273         92,254       99,591
                                                     --------   --------     ----------   ----------
      Total operating expenses and taxes              396,041    395,606      1,116,608    1,108,246
                                                     --------   --------     ----------   ----------

OPERATING INCOME                                      129,382    138,897        303,107      327,051


OTHER INCOME                                            3,849      1,272         10,134        6,489
                                                     --------   --------     ----------   ----------

INCOME BEFORE NET INTEREST CHARGES                    133,231    140,169        313,241      333,540
                                                     --------   --------     ----------   ----------

NET INTEREST CHARGES:
  Interest on long-term debt                           48,248     52,581        151,091      160,146
  Allowance for borrowed funds used during
    construction                                         (404)      (425)        (1,476)      (1,158)
  Other interest expense (credit)                       1,385         48          1,660         (948)
                                                     --------   --------     ----------   ----------
      Net interest charges                             49,229     52,204        151,275      158,040
                                                     --------   --------     ----------   ----------

NET INCOME                                             84,002     87,965        161,966      175,500


PREFERRED STOCK DIVIDEND REQUIREMENTS                   3,733      8,230         18,138       25,312
                                                     --------   --------     ----------   ----------

EARNINGS ON COMMON STOCK                             $ 80,269   $ 79,735     $  143,828   $  150,188
                                                     ========   ========     ==========   ==========


The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these statements.


                           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                                  September 30,      December 31,
                                                                 ---------------    --------------
                                                                      2000               1999
                                                                 ---------------    --------------
                                                                           (In thousands)
                  ASSETS
                  ------
UTILITY PLANT:
  In service                                                       $3,843,090         $4,479,098
  Less--Accumulated provision for depreciation                      1,379,095          1,498,798
                                                                   ----------         ----------
                                                                    2,463,995          2,980,300
                                                                   ----------         ----------
  Construction work in progress-
    Electric plant                                                     51,183             55,002
    Nuclear fuel                                                       14,331                408
                                                                   ----------         ----------
                                                                       65,514             55,410
                                                                   ----------         ----------
                                                                    2,529,509          3,035,710
                                                                   ----------         ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                          491,838            517,256
  Nuclear plant decommissioning trusts                                204,215            183,291
  Notes receivable from associated companies                           92,820                 --
  Other                                                                17,339             20,708
                                                                   ----------         ----------
                                                                      806,212            721,255
                                                                   ----------         ----------
CURRENT ASSETS:
  Cash and cash equivalents                                               161                376
  Receivables-
    Customers                                                          21,776             17,010
    Associated companies                                               40,931             18,318
    Other (less accumulated provisions of $1,000,000 for
      uncollectible accounts at both dates)                           120,654            171,274
  Materials and supplies, at average cost-
    Owned                                                              26,897             39,294
    Under consignment                                                  33,007             23,721
  Prepayments and other                                                64,114             56,447
                                                                   ----------         ----------
                                                                      307,540            326,440
                                                                   ----------         ----------
DEFERRED CHARGES:
  Regulatory assets                                                   825,357            539,824
  Goodwill                                                          1,418,426          1,440,283
  Property taxes                                                      124,488            132,643
  Other                                                                 9,808             12,606
                                                                   ----------         ----------
                                                                    2,378,079          2,125,356
                                                                   ----------         ----------
                                                                   $6,021,340         $6,208,761
                                                                   ==========         ==========


                         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
<CAPTION
                                                               September 30,     December 31,
                                                                  2000              1999
                                                               -------------     ------------
                                                                       (In thousands)

         CAPITALIZATION AND LIABILITIES
         ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized
      105,000,000 shares - 79,590,689 shares outstanding        $  931,962        $  931,962
    Retained earnings                                              128,586            34,654
                                                                ----------        ----------
        Total common stockholder's equity                        1,060,548           966,616
  Preferred stock-
    Not subject to mandatory redemption                            238,325           238,325
    Subject to mandatory redemption                                 99,610           116,246
  Long-term debt                                                 2,658,090         2,682,795
                                                                ----------        ----------
                                                                 4,056,573         4,003,982
                                                                ----------        ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock              86,737           240,684
  Accounts payable-
    Associated companies                                            64,639            85,950
    Other                                                           31,876            50,570
  Notes payable to associated companies                              2,751           103,471
  Accrued taxes                                                    249,104           177,006
  Accrued interest                                                  60,801            60,740
  Other                                                             70,572            83,292
                                                                ----------        ----------
                                                                   566,480           801,713
                                                                ----------        ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                564,740           567,478
  Accumulated deferred investment tax credits                       80,977            86,999
  Nuclear plant decommissioning costs                              213,409           192,484
  Pensions and other postretirement benefits                       229,256           220,731
  Other                                                            309,905           335,374
                                                                ----------        ----------
                                                                 1,398,287         1,403,066
                                                                ----------        ----------

COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                        ----------        ----------
                                                                $6,021,340        $6,208,761
                                                                ==========        ==========


The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these balance sheets.


                            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                   Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                                  --------------------     -------------------
                                                    2000        1999         2000        1999
                                                  --------    --------     --------   --------
                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  84,002   $ 87,965     $161,966   $175,500
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and
        amortization                                 53,566     58,156      169,091    174,154
      Nuclear fuel and lease amortization            10,038      8,830       27,654     24,801
      Other amortization                             (2,851)    (2,855)      (9,469)    (7,109)
      Deferred income taxes, net                     (6,069)    17,472       (8,681)    26,348
      Investment tax credits, net                      (633)      (986)      (2,597)    (2,960)
      Receivables                                    (1,903)    44,144       40,704    (61,637)
      Materials and supplies                          6,217      1,139        3,111     10,231
      Accounts payable                              (47,940)   (34,572)     (40,005)    (1,105)
      Other                                          66,338     59,037       41,052      8,315
                                                  ---------   --------     --------   --------
        Net cash provided from operating
          activities                                160,765    238,330      382,826    346,538
                                                  ---------   --------     --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                       --     26,459           --     26,459
  Redemptions and Repayments-
    Preferred stock                                   1,000      1,000       14,714     14,714
    Long-term debt                                  184,427     89,424      203,167    113,438
    Short-term borrowings, net                       11,061     13,653      100,720     38,381
  Dividend Payments-
    Common stock                                     20,000     68,000       50,000    150,974
    Preferred stock                                   7,479      8,230       23,058     25,312
                                                  ---------   --------     --------   --------
        Net cash used for financing activities      223,967    153,848      391,659    316,360
                                                  ---------   --------     --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                 17,638     55,881       62,113     86,180
  Loans to associated companies                      82,583         --      110,283         --
  Loan payments from associated companies                --         --           --    (53,509)
  Capital trust investments                              --         (7)     (25,418)   (25,905)
  Sale of assets to associated companies           (172,931)        --     (172,931)        --
  Other                                               9,525      3,079       17,335     13,535
                                                  ---------   --------     --------   --------
        Net cash used for (provided from)
          investing activities                      (63,185)    58,953       (8,618)    20,301
                                                  ---------   --------     --------   --------

Net increase (decrease) in cash and cash
  equivalents                                           (17)    25,529         (215)     9,877
Cash and cash equivalents at beginning of period        178      3,874          376     19,526
                                                  ---------   --------     --------   --------
Cash and cash equivalents at end of period        $     161   $ 29,403     $    161   $ 29,403
                                                  =========   ========     ========   ========

The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these statements.


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of September 30, 2000, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 10, 2000

                THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Operating revenues decreased $9.1 million in the third quarter and $15.6 million during the nine-month period ended September 30, 2000, compared to the same periods in 1999. Lower third quarter operating revenues resulted primarily from lower unit prices which were partially offset by increased kilowatt-hour sales. Other electric revenues were down during the first nine months of 2000 due to the elimination of steam sales and joint ownership billings to Duquesne as a result of the fourth quarter 1999 asset exchange. Total kilowatt-hour sales increased 3.3% in the third quarter of 2000 and 8.1% in the year-to-date period, compared to the same periods last year, as a result of higher sales to wholesale customers. For the first nine months of 2000, sales to wholesale customers increased substantially, compared to the same period in 1999, reflecting additional available internal generation earlier in the year and strong demand in the wholesale market. Total retail sales decreased in the third quarter and year-to-date periods of 2000 by 0.9% and 0.2%, respectively, from the corresponding periods of 1999. Kilowatt-hour sales to commercial and industrial customers increased in the third quarter and nine-month periods of 2000 from the corresponding periods last year, but were more than offset by lower residential sales due to the unusually mild weather during the third quarter.

          Changes in kilowatt-hour sales by customer class for the third quarter and first nine months of 2000, compared to the corresponding periods of 1999, are summarized in the following table:


      Changes in KWH Sales                 Three           Nine
      --------------------
       Increase (Decrease)                 Months         Months
                                           ------         ------
Residential                                (10.6)%         (6.4)%
Commercial                                   3.7%           2.1%
Industrial                                   1.9%           2.0%
                                           -----           ----
Total Retail                                (0.9)%         (0.2)%

Wholesale                                   31.2%          88.7%
                                           -----           ----
Total Sales                                  3.3%           8.1%
                                           =====           ====


Operating Expenses and Taxes

          Total operating expenses and taxes increased $0.4 million in the third quarter and $8.4 million in the year-to-date period of 2000, compared to the same periods of 1999. The increases resulted primarily from higher nuclear and other operating costs, partially offset by lower fuel and purchased power costs and depreciation and amortization. Lower fuel expense more than offset additional purchased power costs in the third quarter and first nine months of 2000, compared to the same periods last year. In the third quarter of 2000, fuel expense decreased by $11.7 million while purchased power costs were $2.1 million higher. In the first nine months of 2000, fuel expense was $35.5 million lower while purchased power costs increased by $30.9 million. As a result of the refueling and maintenance outages from the spring, most of the year-to-date increase in purchased power occurred during the second quarter of 2000, which reduced internal generation in that period. Although slightly lower internal generation contributed to the third quarter of 2000 reduction of fuel expense, the year-to-date period reduction in fuel expense was achieved despite an increase in internal generation from the prior year. Factors contributing to the lower fuel expense included:

     o  A higher proportion of nuclear generation (i.e. lower cost fuel);

     o  The expiration of an above-market coal contract; and

     o Improved coal-blending strategies, which resulted in the use of additional lower cost fuel.

          Nuclear operating costs were higher in both the third quarter and year-to-date periods of 2000, compared to the same periods in 1999, due to nuclear refueling outages at Beaver Valley Unit 2 in September 2000 and the Davis-Besse Plant in the second quarter of 2000. Excluding credits from gains resulting from the sale of emission allowances, other operating costs increased by $15.5 million in the third quarter and $13.3 million during the first nine months of 2000, compared to the corresponding periods in 1999. Factors contributing to the increases included additional maintenance work at the Eastlake Plant, costs related to newly leased peaking facilities and voluntary early retirement costs. Approval of CEI's transition plan by the PUCO resulted in a net reduction of depreciation and amortization in the third quarter and year-to-date periods of 2000, compared to the same periods last year. As part of the transition plan, generating plant assets were reviewed for possible impairment. As a result, $304 million of impaired nuclear plant investments were recognized in June 2000 as regulatory assets which will begin to be recovered as transition costs in January 2001. This reduction in plant investment resulted in a corresponding reduction of depreciation that began in July 2000. Higher general taxes in the first nine months of 2000, compared to the same period last year, resulted from additional payroll taxes related to nuclear outage work.

Net Interest Charges

          Net interest charges declined in the third quarter and first nine months of 2000 from the same periods last year due to debt redemption and refinancing activities. During the first nine months of 2000, redemptions totaled $189.7 million and will result in annualized savings of $13.9 million, of which $12.7 million relates to redemptions occurring in the third quarter.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

          On September 1, 2000, FirstEnergy's EUOC transferred $1.2 billion of their transmission assets to ATSI. As part of the transfer, CEI sold to ATSI $327.7 million of its transmission assets, net of $155.2 million of accumulated depreciation and $3.4 million of investment tax credits, and approximately $400,000 of construction work in progress for $76.3 million of cash and a $93.2 million long-term note.

          CEI has continuing cash needs for planned capital expenditures, maturing debt and preferred stock sinking fund requirements. During the fourth quarter of 2000, capital requirements for property additions and capital leases are expected to be about $59 million, including $18 million for nuclear fuel. CEI will need additional cash of approximately $18.8 million to meet sinking fund payments for preferred stock during the remainder of 2000. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of September 30, 2000, CEI had approximately $17.6 million of cash and temporary investments and $2.8 million of short-term indebtedness to associated companies. Under its first mortgage indenture, as of September 30, 2000, CEI had the capability to issue up to $803 million of additional first mortgage bonds on the basis of property additions and retired bonds.

          Moody's Investors Service (Moody's) and Fitch upgraded CEI's credit ratings on September 27, 2000 and October 30, 2000, respectively. The improved credit ratings should lower the cost of future borrowings. CEI's credit ratings remain under review for further possible upgrades by Moody's. The following table summarizes the changes in credit ratings:


Credit Ratings Before and After Upgrade
---------------------------------------

                                Before Upgrade         After Upgrade
                               -----------------    --------------------
                                Moody's               Moody's
                               Investors             Investors
                                Service    Fitch      Service      Fitch
                                -------    -----      -------      -----
First mortgage bonds              Ba1       BB+         Baa3        BBB-
Preferred Stock                   b1        B           baa1        BB


                                   THE TOLEDO EDISON COMPANY

                               CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)
                                                          Three Months Ended    Nine Months Ended
                                                             September 30,        September 30,
                                                         --------------------  -------------------
                                                            2000      1999        2000       1999
                                                         --------   --------    --------   --------
                                                                        (In thousands)
OPERATING REVENUES                                       $260,803   $233,697    $713,573   $693,143
                                                         --------   --------    --------   --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                 35,229     51,793     118,027    130,639
  Nuclear operating costs                                  39,596     35,082     130,514    126,208
  Other operating costs                                    33,009     41,974     111,038    119,284
                                                         --------   --------    --------   --------
      Total operation and maintenance expenses            107,834    128,849     359,579    376,131
  Provision for depreciation and amortization              26,501     26,112      79,063     78,008
  General taxes                                            23,187     22,532      68,187     66,364
  Income taxes                                             31,082     13,490      57,052     41,699
                                                         --------   --------    --------   --------
      Total operating expenses and taxes                  188,604    190,983     563,881    562,202
                                                         --------   --------    --------   --------

OPERATING INCOME                                           72,199     42,714     149,692    130,941


OTHER INCOME                                                2,005      2,840       6,890      9,007
                                                         --------   --------    --------   --------

INCOME BEFORE NET INTEREST CHARGES                         74,204     45,554     156,582    139,948
                                                         --------   --------    --------   --------

NET INTEREST CHARGES:
  Interest on long-term debt                               17,681     20,412      55,450     62,570
  Allowance for borrowed funds used during construction    (1,319)      (254)     (5,464)      (860)
  Other interest expense (credit)                             196       (889)     (1,100)    (3,403)
                                                         --------   --------    --------   --------
      Net interest charges                                 16,558     19,269      48,886     58,307
                                                         --------   --------    --------   --------

NET INCOME                                                 57,646     26,285     107,696     81,641


PREFERRED STOCK DIVIDEND REQUIREMENTS                       4,072      4,034      12,211     12,173
                                                         --------   --------    --------   --------

EARNINGS ON COMMON STOCK                                 $ 53,574   $ 22,251    $ 95,485   $ 69,468
                                                         ========   ========    ========   ========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.


                                     THE TOLEDO EDISON COMPANY

                                    CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                                September 30,       December 31,
                                                                    2000                1999
                                                                -------------       ------------
                                                                         (In thousands)
                       ASSETS
                       ------
UTILITY PLANT:
  In service                                                     $1,657,956          $1,776,534
  Less--Accumulated provision for depreciation                      604,823             670,866
                                                                 ----------          ----------
                                                                  1,053,133           1,105,668
                                                                 ----------          ----------
  Construction work in progress-
    Electric plant                                                   61,831              95,854
    Nuclear fuel                                                      9,123                 386
                                                                 ----------          ----------
                                                                     70,954              96,240
                                                                 ----------          ----------
                                                                  1,124,087           1,201,908
                                                                 ----------          ----------
OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                        279,896             295,454
  Nuclear plant decommissioning trusts                              139,155             123,500
  Notes receivable from associated companies                         39,125                  --
  Other                                                               3,820               4,678
                                                                 ----------          ----------
                                                                    461,996             423,632
                                                                 ----------          ----------
CURRENT ASSETS:
  Cash and cash equivalents                                          31,272                 312
  Receivables-
    Customers (less accumulated provision of $300,000 for
      uncollectible accounts at September 30, 2000)                   9,078              12,965
    Associated companies                                             19,348              48,861
    Other                                                             9,861               9,827
  Materials and supplies, at average cost-
    Owned                                                            16,256              23,243
    Under consignment                                                23,235              20,232
  Prepayments and other                                              31,281              25,931
                                                                 ----------          ----------
                                                                    140,331             141,371
                                                                 ----------          ----------
DEFERRED CHARGES:
  Regulatory assets                                                 421,615             385,284
  Goodwill                                                          461,272             465,169
  Property taxes                                                     43,448              43,448
  Other                                                               5,965               6,116
                                                                 ----------          ----------
                                                                    932,300             900,017
                                                                 ----------          ----------
                                                                 $2,658,714          $2,666,928
                                                                 ==========          ==========


                                     THE TOLEDO EDISON COMPANY

                                    CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                                 September 30,       December 31,
                                                                     2000               1999
                                                                 -------------       ------------
                                                                          (In thousands)

            CAPITALIZATION AND LIABILITIES
            ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $5 par value, authorized 60,000,000
      shares - 39,133,887 shares outstanding                       $  195,670         $  195,670
    Other paid-in capital                                             328,559            328,559
    Retained earnings                                                  78,547             27,475
                                                                   ----------         ----------
        Total common stockholder's equity                             602,776            551,704
  Preferred stock not subject to mandatory redemption                 210,000            210,000
  Long-term debt                                                      956,540            981,029
                                                                   ----------         ----------
                                                                    1,769,316          1,742,733
                                                                   ----------         ----------

CURRENT LIABILITIES:
  Currently payable long-term debt                                     76,478             95,765
  Accounts payable-
    Associated companies                                               17,593             20,537
    Other                                                              17,715             27,100
  Notes payable to associated companies                                12,335             33,876
  Accrued taxes                                                        66,700             57,742
  Accrued interest                                                     18,859             21,961
  Other                                                                48,229             60,414
                                                                   ----------         ----------
                                                                      257,909            317,395
                                                                   ----------         ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                   188,933            172,236
  Accumulated deferred investment tax credits                          35,602             38,748
  Nuclear plant decommissioning costs                                 145,497            130,116
  Pensions and other postretirement benefits                          119,777            122,986
  Other                                                               141,680            142,714
                                                                   ----------         ----------
                                                                      631,489            606,800
                                                                   ----------         ----------

COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                           ----------         ----------
                                                                   $2,658,714         $2,666,928
                                                                   ==========         ==========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.


                                    THE TOLEDO EDISON COMPANY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                      Three Months Ended       Nine Months Ended
                                                        September 30,            September 30,
                                                     --------------------     -------------------
                                                        2000       1999          2000       1999
                                                     ---------   --------      --------   --------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 57,646   $ 26,285      $107,696   $ 81,641
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization       26,501     26,112        79,063     78,008
      Nuclear fuel and lease amortization                6,429      6,734        17,820     18,552
      Deferred income taxes, net                         1,251      8,127         9,271     18,432
      Investment tax credits, net                         (442)      (481)       (1,400)    (1,442)
      Receivables                                       (7,939)    (7,202)       28,426     35,316
      Materials and supplies                               818        163         3,984      1,250
      Accounts payable                                 (41,139)    (2,964)      (12,329)    (8,177)
      Other                                             33,832     25,152       (24,415)   (35,260)
                                                      --------   --------      --------   --------
        Net cash provided from operating activities     76,957     81,926       208,116    188,320
                                                      --------   --------      --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                      30,467     54,929        96,633     89,779
    Short-term borrowings, net                              --        151            --        151
  Redemptions and Repayments-
    Preferred stock                                         --         --            --      1,690
    Long-term debt                                      51,310    106,802       162,627    162,427
    Short-term borrowings, net                          39,599         --        21,541         --
  Dividend Payments-
    Common stock                                        10,100     20,000        44,400     80,351
    Preferred stock                                      4,072      4,034        12,211     12,173
                                                      --------   --------      --------   --------
        Net cash used for financing activities          74,614     75,756       144,146    166,711
                                                      --------   --------      --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                     6,659      8,734        72,436     27,656
  Loans to associated companies                         28,236         --        34,185         --
  Loan payments from associated companies                   --    (58,136)           --    (58,999)
  Capital trust investments                                 60        (64)      (15,558)   (15,371)
  Sale of assets to associated companies               (73,195)        --       (73,195)        --
  Other                                                  9,612      2,935        15,142     15,045
                                                      --------   --------      --------   --------
        Net cash used for (provided from)
          investing activities                         (28,628)   (46,531)       33,010    (31,669)
                                                      --------   --------      --------   --------
Net increase in cash and cash equivalents               30,971     52,701        30,960     53,278
Cash and cash equivalents at beginning of period           301      4,717           312      4,140
                                                      --------   --------      --------   --------
Cash and cash equivalents at end of period            $ 31,272   $ 57,418      $ 31,272   $ 57,418
                                                      ========   ========      ========   ========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of September 30, 2000, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 10, 2000

                       THE TOLEDO EDISON COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Operating revenues increased $27.1 million in the third quarter and $20.4 million during the nine-month period ended September 30, 2000, compared to the same periods in 1999. Higher third-quarter and year-to-date operating revenues resulted principally from an increase in third quarter 2000 kilowatt-hour sales, which were partially offset by lower unit prices. Transmission service revenues also contributed to the increase in operating revenues. Sales to wholesale customers were 16.1% and 41.0% higher in the third quarter and first nine months of 2000, respectively, compared to the corresponding periods in 1999, due to continued demand in the wholesale market. Total kilowatt-hour sales increased 11.1% in the third quarter and 10.2% in the year-to-date periods of 2000, compared to the same periods last year.

Operating Expenses and Taxes

          Total operating expenses and taxes decreased by $2.4 million in the third quarter and increased by $1.7 million during the first nine months of 2000, compared to the same periods last year. Operation and maintenance expenses decreased substantially in both periods resulting from lower fuel and purchased power costs and other operating costs which were partially offset by higher nuclear expenses. A reduction in internal generation due to refueling and maintenance outages and the expiration of an above-market coal contract contributed to lower fuel expense in the third quarter and year-to-date periods of 2000 - down $5.9 million and $12.8 million, respectively, compared to the same periods last year. Purchased power costs were also $10.7 million lower in the third quarter of 2000, due in part to lower unit costs. Nuclear operating costs increased in the third quarter and the first nine months of 2000, compared to the same periods in 1999, due to nuclear refueling outages at Beaver Valley Unit 2 in September 2000 and the Davis-Besse Plant in the second quarter of 2000. Excluding credits from gains resulting from the sale of emission allowances, other operating costs were $5.6 million higher in the third quarter and $6.4 million higher during the first nine months of 2000, compared to the corresponding periods in 1999. Factors contributing to the increases in other operating costs included maintenance work at the Bay Shore Plant (including repowering of Unit 1) and additional tree trimming expenses.

Net Interest Charges

          Net interest charges declined in the third quarter and first nine months of 2000 from the same periods last year due to debt redemption and refinancing activities. During the first nine months of 2000, redemption and refinancing activities totaled $75.6 million and $98.2 million, respectively, and will result in annualized savings of $8.3 million, of which $4.1 million relates to activities occurring in the third quarter.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

          On September 1, 2000, FirstEnergy's EUOC transferred $1.2 billion of their transmission assets to ATSI. As part of the transfer, TE sold to ATSI $149.2 million of its transmission assets, net of $77.0 million of accumulated depreciation and $1.7 million of investment tax credits, and approximately $1.0 million of construction work in progress for $32.2 million of cash and a $39.3 million long-term note.

          TE has continuing cash needs for planned capital expenditures and maturing debt. During the fourth quarter of 2000, capital requirements for property additions and capital leases are expected to be about $24 million, including $8 million for nuclear fuel. TE will need additional cash of approximately $0.4 million for maturing long-term debt during the remainder of 2000. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of September 30, 2000, TE had approximately $34.2 million of cash and temporary investments and $12.3 million of short-term indebtedness to associated companies. Under its first mortgage indenture, as of September 30, 2000, TE had capability to issue up to $501 million of additional first mortgage bonds on the basis of property additions and retired bonds.

          Moody's Investors Service (Moody's) and Fitch upgraded TE's credit ratings on September 27, 2000 and October 30, 2000, respectively. The improved credit ratings should lower the cost of future borrowings. TE's credit ratings remain under review for further possible upgrades by Moody's. The following table summarizes the changes in credit ratings:


Credit Ratings Before and After Upgrade
---------------------------------------

                               Before Upgrade           After Upgrade
                           -------------------       ------------------
                             Moody's                  Moody's
                           Investors                 Investors
                            Service    Fitch          Service    Fitch
                            -------    -----          -------    -----
First mortgage bonds          Ba1       BB+            Baa3       BBB-
Subordinated debt             Ba3       B+             Ba1        BB
Preferred Stock               b1        B              ba1        BB


                                   PENNSYLVANIA POWER COMPANY

                                      STATEMENTS OF INCOME
                                           (Unaudited)
                                                      Three Months Ended     Nine Months Ended
                                                         September 30,          September 30,
                                                     --------------------   -------------------
                                                        2000      1999        2000       1999
                                                     --------   -------     --------   --------
                                                                   (In thousands)
OPERATING REVENUES                                   $102,761   $82,354     $280,277   $245,843
                                                     --------   -------     --------   --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                             17,721    25,978       48,756     61,244
  Nuclear operating costs                              21,914     5,165       88,874     20,168
  Other operating costs                                 9,554    14,281       39,133     45,526
                                                     --------   -------     --------   --------
      Total operation and maintenance expenses         49,189    45,424      176,763    126,938
  Provision for depreciation and amortization          14,367    15,790       41,996     46,505
  General taxes                                         6,511     7,151       19,846     19,395
  Income taxes                                         12,898     4,824       15,623     19,788
                                                     --------   -------     --------   --------
      Total operating expenses and taxes               82,965    73,189      254,228    212,626
                                                     --------   -------     --------   --------

OPERATING INCOME                                       19,796     9,165       26,049     33,217


OTHER INCOME                                              421       194        1,265      1,441
                                                     --------   -------     --------   --------

INCOME BEFORE NET INTEREST CHARGES                     20,217     9,359       27,314     34,658
                                                     --------   -------     --------   --------

NET INTEREST CHARGES:
  Interest expense                                      5,146     4,972       15,673     16,090
  Allowance for borrowed funds used during
    construction                                         (121)      (91)        (793)      (323)
                                                     --------   -------     --------   --------
      Net interest charges                              5,025     4,881       14,880     15,767
                                                     --------   -------     --------   --------

NET INCOME                                             15,192     4,478       12,434     18,891


PREFERRED STOCK DIVIDEND REQUIREMENTS                     926     1,131        2,778      3,444
                                                      -------   -------     --------   --------

EARNINGS ON COMMON STOCK                              $14,266   $ 3,347     $  9,656   $ 15,447
                                                      =======   =======     ========   ========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.


                                   PENNSYLVANIA POWER COMPANY

                                         BALANCE SHEETS
                                           (Unaudited)
                                                              September 30,       December 31,
                                                                  2000                1999
                                                              -------------       ------------
                                                                        (In thousands)
                ASSETS
                ------
UTILITY PLANT:
  In service                                                     $561,832           $  646,186
  Less--Accumulated provision for depreciation                    200,413              237,893
                                                                 --------           ----------
                                                                  361,419              408,293
                                                                 --------           ----------
  Construction work in progress-
    Electric plant                                                 17,361               18,558
    Nuclear fuel                                                    4,991                6,540
                                                                 --------           ----------
                                                                   22,352               25,098
                                                                 --------           ----------
                                                                  383,771              433,391
                                                                 --------           ----------

OTHER PROPERTY AND INVESTMENTS:
  Nuclear plant decommissioning trusts                            115,716              104,775
  Notes receivable from associated companies                       33,662                   --
  Other                                                            23,075               19,784
                                                                 --------           ----------
                                                                  172,453              124,559
                                                                 --------           ----------

CURRENT ASSETS:
  Cash and cash equivalents                                           366                5,670
  Receivables-
    Customers (less accumulated provisions of $3,593,000
      and $3,537,000, respectively, for uncollectible
      accounts)                                                    35,044               34,568
    Associated companies                                           90,879               53,988
    Other                                                           8,515                8,896
  Materials and supplies, at average cost                          23,094               32,483
  Prepayments                                                       5,712                2,208
                                                                 --------           ----------
                                                                  163,610              137,813
                                                                 --------           ----------

DEFERRED CHARGES:
  Regulatory assets                                               273,774              314,593
  Other                                                             5,625                5,260
                                                                 --------           ----------
                                                                  279,399              319,853
                                                                 --------           ----------
                                                                 $999,233           $1,015,616
                                                                 ========           ==========


                                   PENNSYLVANIA POWER COMPANY

                                         BALANCE SHEETS
                                          (Unaudited)
                                                                September 30,       December 31,
                                                                    2000                1999
                                                                -------------       ------------
                                                                         (In thousands)

         CAPITALIZATION AND LIABILITIES
         ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized 6,500,000
      shares - 6,290,000 shares outstanding                      $188,700           $  188,700
    Other paid-in capital                                            (310)                (310)
    Retained earnings                                              20,874               11,218
                                                                 --------           ----------
        Total common stockholder's equity                         209,264              199,608
  Preferred stock-
    Not subject to mandatory redemption                            39,105               39,105
    Subject to mandatory redemption                                15,000               15,000
  Long-term debt-
    Associated companies                                           20,806               18,007
    Other                                                         252,714              256,814
                                                                 --------           ----------
                                                                  536,889              528,534
                                                                 --------           ----------
CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                           16,978               13,504
    Other                                                           1,062               29,521
  Accounts payable-
    Associated companies                                           34,774               26,220
    Other                                                          19,539               28,903
  Accrued taxes                                                    36,253               21,863
  Accrued interest                                                  3,778                6,592
  Other                                                            17,913               16,506
                                                                 --------           ----------
                                                                  130,297              143,109
                                                                 --------           ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                               162,530              182,702
  Accumulated deferred investment tax credits                       4,482                7,266
  Nuclear plant decommissioning costs                             116,171              107,816
  Other                                                            48,864               46,189
                                                                 --------          -----------
                                                                  332,047              343,973
                                                                 --------          -----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                         --------           ----------
                                                                 $999,233           $1,015,616
                                                                 ========           ==========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these balance sheets.


                                    PENNSYLVANIA POWER COMPANY

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                      Three Months Ended      Nine Months Ended
                                                         September 30,          September 30,
                                                     --------------------    --------------------
                                                        2000       1999         2000       1999
                                                     ----------  --------    ---------   --------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 15,192   $  4,478     $ 12,434   $ 18,891
Adjustments to reconcile net income to net
  cash from operating activities-
    Provision for depreciation and amortization         14,367     15,790       41,996     46,505
    Nuclear fuel and lease amortization                  5,276      1,919       13,143      5,153
    Deferred income taxes, net                          (4,311)      (143)     (10,020)    (1,016)
    Investment tax credits, net                           (757)    (1,942)      (2,329)    (2,237)
    Receivables                                        (10,492)     1,481       (4,792)    12,319
    Materials and supplies                               3,680      5,067        9,389      2,725
    Accounts payable                                   (14,590)    (6,759)        (810)     4,457
    Other                                                9,037     (5,280)       4,482    (12,481)
                                                      --------    -------     --------   --------
        Net cash provided from operating activities     17,402     14,611       63,493     74,316
                                                      --------    -------     --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and Repayments-
    Preferred stock                                         --      5,920           --     12,005
    Long-term debt                                      28,227      1,843       42,000      4,988
  Dividend Payments-
    Common stock                                            --     15,000           --     80,362
    Preferred stock                                        926      1,393        2,778      3,130
                                                      --------    -------     --------   --------
        Net cash used for financing activities          29,153     24,156       44,778    100,485
                                                      --------    -------     --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                     4,314      8,160       22,255     16,489
  Loans to associated companies                         52,694         --       78,722         --
  Loan payment from parent                                  --    (12,597)     (12,866)   (33,910)
  Sale of assets to associated companies               (66,529)        --      (66,529)        --
  Other                                                   (754)    (3,391)       2,437     (1,523)
                                                      --------    -------     --------   --------
        Net cash used for (provided from)
          investing activities                         (10,275)    (7,828)      24,019    (18,944)
                                                      --------    -------     --------   --------

Net increase (decrease) in cash and cash
  equivalents                                           (1,476)    (1,717)      (5,304)    (7,225)
Cash and cash equivalents at beginning of period         1,842      1,977        5,670      7,485
                                                      --------   --------     --------   --------
Cash and cash equivalents at end of period            $    366   $    260     $    366   $    260
                                                      ========   ========     ========   ========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Pennsylvania Power Company:

We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and wholly owned subsidiary of Ohio Edison Company) as of September 30, 2000, and the related statements of income and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 10, 2000

                 PENNSYLVANIA POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations
---------------------

          Operating revenues increased $20.4 million in the third quarter and $34.4 million during the nine-month period ended September 30, 2000, compared to the same periods in 1999. Retail generation sales to the commercial and industrial sectors increased strongly in the third quarter of 2000 due to the return of former Penn customers served by alternative suppliers and a rebound in demand for domestic steel. Substantial growth in kilowatt-hour sales to the wholesale market also contributed to much higher total electric generation sales in the third quarter and first nine months of 2000, compared to the previous year. Sales to the wholesale market continued to benefit from available internal generation. Overall, operating revenues benefited from the strong growth in kilowatt-hour sales which was partially offset by lower unit prices reflecting the lower margins available in the wholesale market. The transfer of ownership in PPE to FE Services, an affiliated company, in December 1999, also offset a portion of the increase in operating revenues.

          Changes in electric generation sales and kilowatt-hour deliveries in the third quarter and first nine months of 2000, compared to the corresponding periods of 1999, are summarized in the following table:


Changes in KWH Sales                    Three           Nine
--------------------
 Increase (Decrease)                    Months         Months
                                        ------         ------
Electric Generation Sales:
Retail                                   24.2%          14.0%
Wholesale                               450.6%         354.3%
                                        -----          -----

Total Electric Generation Sales         116.6%          82.0%
                                        =====          =====
Kilowatt-hour Deliveries:
Residential                               3.8%           0.7%
Commercial                               13.8%           7.7%
Industrial                                4.3%          16.1%
                                        -----          -----
Total Kilowatt-hour Deliveries            6.7%           8.4%
                                        =====          =====


Operating Expenses and Taxes

          Total operating expenses and taxes increased $9.8 million in the third quarter and $41.6 million in the first nine months of 2000, compared to the same periods of 1999. The increases resulted primarily from higher nuclear operating costs, which were partially offset by reductions in fuel and purchased power costs, other operating costs and depreciation and amortization. Lower fuel and purchased power costs resulted from additional internal generation, which reduced the demand for more expensive external sources of power, and the transfer of ownership in PPE to FE Services. Nuclear operating costs were much higher in both the third quarter and year-to-date period of 2000, compared to the corresponding periods last year, due to nuclear refueling outages at the Beaver Valley Plant and increased ownership of that plant following the December 1999 asset exchange with Duquesne. Excluding credits from gains on the sale of emission allowances, other operating costs were $1.6 million higher in the third quarter and approximately the same in the nine-month period of 2000, compared to the same periods in 1999. The third quarter increase in other operating costs resulted from additional maintenance work at the Mansfield Plant and increased ownership of the Mansfield Plant following the asset exchange. Lower depreciation and amortization in the third quarter and year-to-date period of 2000, compared to the corresponding periods in the previous year, reflects a reduction in accrued decommissioning costs.

Net Interest Charges

          Net interest charges declined in the first nine months of 2000 compared to the same period last year due to debt redemption and refinancing activities. During the first nine months of 2000, redemptions totaled $23.0 million and will result in annualized savings of $1.4 million, substantially all of which relates to redemptions occurring in the third quarter.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

          On September 1, 2000, FirstEnergy's EUOC transferred $1.2 billion of their transmission assets to ATSI. As part of the transfer, Penn sold to ATSI $125.4 million of its transmission assets, net of $59.0 million of accumulated depreciation and $2.5 million of investment tax credits, and approximately $130,000 of construction work in progress for $30.1 million of cash and a $34.0 million long-term note.

          Penn has continuing cash requirements for planned capital expenditures and maturing debt. During the fourth quarter of 2000, capital requirements for property additions and capital leases are expected to be about $13 million, including $3 million for nuclear fuel. Penn will need additional cash of approximately $487,000 for maturing long-term debt during the remainder of 2000. These cash requirements are expected to be satisfied with internal cash.

          As of September 30, 2000, Penn had approximately $48.0 million of cash and temporary investments and no short-term indebtedness. Also, Penn had $2.0 million available from an unused bank facility as of September 30, 2000, which may be borrowed for up to several days at the bank's discretion. Under its first mortgage indenture, as of September 30, 2000, Penn had the capability to issue up to $226 million of additional first mortgage bonds on the basis of property additions and retired bonds.

          On September 27, 2000, Moody's Investors Service (Moody's) upgraded Penn's credit ratings. Fitch affirmed Penn's existing credit ratings on October 30, 2000. Moody's senior secured debt ratings of Penn were raised from Baa2 to Baa1 and preferred stock ratings were upgraded from ba1 to baa2. The improved credit ratings from Moody's should lower the cost of future borrowings. The credit ratings of Penn remain under review for further possible upgrades by Moody's.

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



November 14, 2000



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

                                  OHIO EDISON COMPANY
                                  -------------------
                                      Registrant

                                THE CLEVELAND ELECTRIC
                                ----------------------
                                 ILLUMINATING COMPANY
                                 --------------------
                                      Registrant

                               THE TOLEDO EDISON COMPANY
                               -------------------------
                                      Registrant

                              PENNSYLVANIA POWER COMPANY
                              --------------------------
                                     Registrant



                               /s/  Harvey L. Wagner
                        ------------------------------------
                                    Harvey L. Wagner
                                       Controller
                              Principal Accounting Officer