Form 10-K
period 2000-12-31
FIRSTENERGY CORP
filed 2001-03-28
CIK 1031296

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549
                              FORM 10-K

(Mark One)
            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000
                                    OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______to______




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
             (A Pennsylvania Corporation)
             1 East Washington Street
             P. O. Box 891
             New Castle, PA 16103
             Telephone (724)652-5531

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X)
                                                                    ---
No (  )
   ---

          State the aggregate market value of the voting stock held by non-affiliates of the registrant:
$6,299,479,868 as of February 28, 2001. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                OUTSTANDING
                 CLASS                        AT MARCH 16, 2001
                 -----                        -----------------

  FirstEnergy Corp., $.10 par value              223,981,580
  Ohio Edison Company, no par value                      100
  The Cleveland Electric Illuminating
    Company, no par value                         79,590,689
  The Toledo Edison Company, $5 par value         39,133,887
  Pennsylvania Power Company, $30 par value        6,290,000

FirstEnergy Corp. is the sole holder of Ohio Edison Company, The Cleveland Electric Illuminating Company and The Toledo Edison Company common stock; Ohio Edison Company is the sole holder of Pennsylvania Power Company common stock.


Documents incorporated by reference (to the extent indicated herein):

                                           PART OF FORM 10-K INTO WHICH
                DOCUMENT                      DOCUMENT IS INCORPORTED
                --------                      ------------------------

FirstEnergy Corp. Annual Report to
Stockholders for the fiscal year ended
December 31, 2000 (Pages 16-47)                         Part II

Proxy Statement for 2001 Annual Meeting
of Stockholders to be held May 15, 2001                 Part III

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:




                                                   Name of Each Exchange
  Registrant            Title of Each Class         on Which Registered
  ----------        ----------------------------   ----------------------

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


                      Depository Shares:
                       1993 Series A, each share   New York Stock
                       representing 1/20 of a      Exchange
                       share of Serial Preferred
                       Stock, $42.40 Series T
                       (without  par value)

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

                    First Mortgage Bonds:
                      8% Series due 2003           All series registered
                                                   on New York Stock
                                                   Exchange

Pennsylvania Power  Cumulative Preferred Stock,    All series registered
Company             $100 par value:                on Philadelphia Stock
                      4.24% Series                 Exchange, Inc.
                      4.25% Series
                      4.64% Series

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









                               FORM 10-K

                              TABLE OF CONTENTS

                                                                   Page
                                                                   ----
Part I

  Item  1.  Business                                                 1
              The Company                                            1
              Merger Agreement                                       2
              Utility Regulation                                     2
                PUCO Rate Matters                                    2
                PPUC Rate Matters                                    4
                FERC Rate Matters                                    4
                Fuel Recovery Procedures                             5
              Capital Requirements                                   5
              Nuclear Regulation                                     7
              Nuclear Insurance                                      7
              Environmental Matters                                  8
                Air Regulation                                       8
                Water Regulation                                     9
                Waste Disposal                                       9
                Summary                                             10
              Fuel Supply                                           10
              System Capacity and Reserves                          11
              Regional Reliability                                  11
              Competition                                           11
              Research and Development                              12
              Executive Officers                                    12

  Item  2.  Properties                                              14

  Item  3.  Legal Proceedings                                       15

  Item  4.  Submission of Matters to a Vote of Security Holders     15

Part II

  Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters                                     15

  Item  6.  Selected Financial Data                                 15

  Item  7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations           15

  Item  8.  Financial Statements and Supplementary Data             16

  Item  9.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure                     16

Part III

  Item 10.  Directors and Executive Officers of the Registrant      16

  Item 11.  Executive Compensation                                  16

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                          16

  Item 13.  Certain Relationships and Related Transactions          16

Part IV

  Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                     17

                                 PART 1

ITEM 1. BUSINESS

The Company

          FirstEnergy Corp. (Company) was organized under the laws of the State of Ohio in 1996 and became a holding company on November 8, 1997 in connection with the merger of Ohio Edison Company (OE) and Centerior Energy Corporation (Centerior). The Company's principal business is the holding, directly or indirectly, of all of the outstanding common stock of its principal electric utility operating subsidiaries, OE, The Cleveland Electric Illuminating Company (CEI), Pennsylvania Power Company (Penn) and The Toledo Edison Company (TE). These utility subsidiaries are referred to throughout as "Companies." On September 1, 2000, the Companies transferred their transmission assets to the Company's wholly owned subsidiary, American Transmission Systems, Inc. (ATSI). ATSI owns and operates the Company's major high-voltage transmission facilities and has interconnections with other regional utilities. The Company's consolidated revenues are primarily derived from electric service provided by its utility operating subsidiaries including ATSI and the revenues of its other principal subsidiaries: FirstEnergy Services Corp. (FE Services); FirstEnergy Facilities Services Group, LLC (FE Facilities); FirstEnergy Trading Services, Inc. (FETS), which merged into FE Services on January 1, 2001; and MARBEL Energy Corporation (MARBEL). In addition, the Company holds all of the outstanding common stock of four other direct subsidiaries: FirstEnergy Properties, Inc., FirstEnergy Ventures, Corp., FirstEnergy Nuclear Operating Company (FENOC) and FirstEnergy Securities Transfer Company.

          The Companies' combined service areas encompass approximately 13,200 square miles in central and northern Ohio and western Pennsylvania. The areas they serve have combined populations of approximately
5.8 million.

          OE was organized under the laws of the State of Ohio in 1930 and owns property and does business as an electric public utility in that state. OE also has ownership interests in certain generating facilities located in the Commonwealth of Pennsylvania. OE engages in the generation, distribution and sale of electric energy to communities in a 7,500 square mile area of central and northeastern Ohio. OE also engages in the sale, purchase and interchange of electric energy with other electric companies. The area it serves has a population of approximately 2.7 million.

          OE owns all of the outstanding common stock of Penn, a Pennsylvania corporation, which furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. The area served by Penn has a population of approximately 0.4 million.

          CEI was organized under the laws of the State of Ohio in 1892 and does business as an electric public utility in that state. It also has ownership interests in certain generating facilities in Pennsylvania. CEI engages in the generation, distribution and sale of electric energy in an area of approximately 1,700 square miles in northeastern Ohio. CEI also engages in the sale, purchase and interchange of electric energy with other electric companies. The area CEI serves has a population of approximately 1.9 million.

          TE was organized under the laws of the State of Ohio in 1901 and does business as an electric public utility in that state. It also has ownership interests in certain generating facilities in Pennsylvania. TE engages in the generation, distribution and sale of electric energy in an area of approximately 2,500 square miles in northwestern Ohio. TE also engages in the sale, purchase and interchange of electric energy with other electric companies. The area TE serves has a population of approximately 0.8 million.

          FE Services was organized under the laws of the State of Ohio in 1997 and provides energy-related products and services. FE Services has two subsidiaries, Penn Power Energy, Inc. (a Pennsylvania corporation), which provides electric generation services and other energy services to Pennsylvania customers and FirstEnergy Generation Corp., which operates the nonnuclear generation businesses of the Companies. FE Facilities is the parent company of eleven direct subsidiaries, which are heating, ventilating, air conditioning and energy management companies. FETS, which had been organized as a corporation in Delaware in 1995, had primarily acquired and arranged for the delivery of electricity and natural gas to FE Services' retail customers. MARBEL is a natural gas pipeline company whose subsidiaries include MARBEL HoldCo, Inc. a holding company which has a 50% ownership in Great Lakes Energy Partners, LLC, an oil and natural gas exploration and production venture, and other subsidiaries owning interests in natural gas distribution and transmission facilities, and Northeast Ohio Operating Companies, Inc., a holding company, which provides gas distribution and transportation services.

Merger Agreement

          On August 8, 2000, the Company and GPU, Inc. (GPU), a Pennsylvania corporation, entered into an Agreement and Plan of Merger. Under the merger agreement, the Company would acquire all of the outstanding shares of GPU's common stock for approximately $4.5 billion in cash and FirstEnergy common stock. Approximately $7.4 billion of debt and preferred stock of GPU's subsidiaries would still be outstanding. The transaction would be accounted for by the purchase method. The combined company's principal electric utility operating companies would include OE, CEI, TE, Penn and ATSI, as well as GPU's electric utility operating companies - Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company, which serve customers in New Jersey and Pennsylvania.

          Under the agreement, GPU shareholders would receive the equivalent of $36.50 for each share of GPU common stock they own, payable in cash or in FirstEnergy common stock, as long as FirstEnergy's common stock price is between $24.2438 and $29.6313. GPU shareholders would be able to elect the form of consideration they wish to receive, subject to proration so that the aggregate consideration to all GPU shareholders will be 50 percent cash and 50 percent FirstEnergy common stock. Each GPU share converted into FirstEnergy common stock would receive not less than 1.2318 and not more than 1.5055 shares of FirstEnergy common stock, depending on the average closing price of FirstEnergy stock during the 20-day trading period ending on the seventh trading date prior to the merger closing. The stock portion of the consideration is expected to be tax-free to GPU shareholders.

          The merger has been approved by the respective shareholders of the Company and GPU, the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC) and the Federal Communications Commission, and is expected to close promptly after all of the conditions to the consummation of the merger, including the receipt of all necessary regulatory approvals, are fulfilled or waived. The Company and GPU are working to secure the receipt of all remaining necessary regulatory approvals, including, but not limited to, the Securities and Exchange Commission (SEC), by the end of the second quarter of 2001.

Utility Regulation

          The Companies are subject to broad regulation as to rates and other matters by the Public Utilities Commission of Ohio (PUCO) and the Pennsylvania Public Utility Commission (PPUC). With respect to their wholesale and interstate electric operations and rates, the Companies are subject to regulation, including regulation of their accounting policies and practices, by the FERC. Under Ohio law, municipalities may regulate rates, subject to appeal to the PUCO if not acceptable to the utility.

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

          These plans were to maintain then current base electric rates for OE, CEI and TE through December 31, 2005, unless additional revenues were needed to recover the costs of changes in environmental, regulatory or tax laws or regulations. At the end of the plan periods, OE base rates were to be reduced by $300 million (approximately 20 percent below then current levels) and CEI and TE base rates were to be reduced by a combined $310 million (approximately 15 percent below then current levels). As part of these plans, transition rate credits were implemented for customers, which were expected to reduce operating revenues for OE by approximately $600 million and CEI and TE by approximately $391 million during the plan period. The plans also had revised fuel recovery rate formulas so that OE's, CEI's and TE's fuel rates would be frozen through the regulatory plan period, subject to limited periodic adjustments (see "Fuel Recovery Procedures"). The plans were terminated at the end of 2000 concurrent with the implementation of the FirstEnergy transition plan as described further below.

          In July 1999, Ohio's electric utility restructuring legislation, which allowed Ohio electric customers to select their generation suppliers beginning January 1, 2001, was signed into law. Among other things, the legislation provides for a 5% reduction on the generation portion of residential customers' bills and the opportunity to recover transition costs, including regulatory assets, from January 1, 2001 through December 31, 2005. The period for the recovery of regulatory assets only can be extended up to December 31, 2010. The PUCO was authorized to determine the level of transition cost recovery, as well as the recovery period for the regulatory assets portion of those costs, in considering each Ohio electric utility's transition plan application.

          The Company, on behalf of its Ohio electric utility operating companies -- OE, CEI and TE -- filed its transition plan under Ohio's new electric utility restructuring law in late 1999. The filing also included additional information on the Company's plans to turn over control, and perhaps ownership, of its transmission assets to the Alliance Regional Transmission Organization. The transition plan itemized, or unbundled, the current price of electricity into its component elements -- including generation, transmission, distribution and transition charges. As required by the PUCO's rules, the Company's transition plan also included its proposals on corporate separation of its regulated and unregulated operations, operational and technical support changes needed to accommodate customer choice, an education program to inform customers of their options under the law, and how the Company's transmission system will be operated to ensure access to all users. Customer prices would be frozen through a five-year market development period (2001-2005), except for certain limited statutory exceptions including the 5% reduction in the price of generation for residential customers. The plan: (i) proposed recovery of generation-related transition costs of approximately
$1.8 billion ($1.6 billion, net of deferred income taxes), $1.9 billion ($1.7 billion, net of deferred income taxes) and $0.8 billion
($0.7 billion, net of deferred income taxes) for OE, CEI and TE, respectively, over the market development period; and (ii) proposed recovery of transition costs related to regulatory assets aggregating approximately $1.5 billion ($1.0 billion, net of deferred income taxes), $1.9 billion ($1.4 billion, net of deferred income taxes) and $0.8 billion ($0.5 billion, net of deferred income taxes) for OE, CEI and TE, respectively.

          On July 19, 2000, the PUCO approved the Company's transition plan as modified by a settlement agreement with major parties to the transition plan. Major parties to the settlement agreement included the PUCO staff, the Ohio Consumers' Counsel, the Industrial Energy Users-Ohio, certain power marketers and others. Major provisions of the settlement agreement consisted of approval of recovery of transition costs in the amounts filed in the transition plan through no later than 2006 for OE, mid-2007 for TE and 2008 for CEI, except where a longer period of recovery is provided for in the settlement agreement. The Company will also give preferred access over the Company's subsidiaries to nonaffiliated marketers, brokers and aggregators to 1,120 megawatts of generation capacity through 2005 at established prices for sales to the Ohio operating companies' retail customers. The base electric rates for distribution service for OE, CEI and TE under their prior respective regulatory plans will be extended from December 31, 2005 through December 31, 2007. The transition rate credits for customers under their prior regulatory plans will also be extended through the Companies' respective transition cost recovery periods.

          The application of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), to OE's generation business and the nonnuclear generation businesses of CEI and TE was discontinued with the issuance of the PUCO transition plan order. The SEC issued interpretive guidance regarding asset impairment measurement that concluded any supplemental regulated cash flows such as a competitive transition charge (CTC) should be excluded from the cash flows of assets in a portion of the business not subject to regulatory accounting practices. If those assets are impaired, a regulatory asset should be established if the costs are recoverable through regulatory cash flows. Consistent with the SEC guidance, $1.6 billion of impaired plant investments ($1.2 billion, $304 million and $53 million for OE, CEI and TE, respectively) were recognized as regulatory assets recoverable as transition costs through future regulatory cash flows.

          The settlement agreement provides to the Company's Ohio customers an additional incentive applied to the generation shopping credit of 45% for residential customers, 30% for commercial customers and 15% for industrial customers as reductions from their bills, when they select alternative energy providers (the credits exceed the price the Company will be offering to electricity suppliers relating to the 1,120 megawatts described in the preceding paragraph). The amount of the incentive will serve to reduce the amortization of transition costs during the market development period and will be recovered over the remaining transition cost recovery periods. If the customer switching targets established in the settlement agreement are not achieved by the end of 2005, the transition cost recovery periods could be shortened for OE, CEI and TE to reduce recovery by as much as $500 million (OE-$250 million, CEI-$170 million and TE-$80 million), but any such adjustment would be computed on a class-by-class and pro-rata basis.

          All of OE's, CEI's and TE's regulatory assets will continue to be recovered from customers under provisions of the Ohio transition plan. Under the previous regulatory plan, the PUCO had authorized OE to recognize additional capital recovery related to its generating assets (which was reflected as additional depreciation expense) and additional amortization of regulatory assets during the plan period of at least
$2 billion more than the amount that would have been recognized if OE's plan were not in effect. These additional amounts were being recovered through current rates. CEI and TE recognized fair value purchase accounting adjustments to reduce nuclear plant by $1.71 billion and $0.84 billion, respectively, in connection with the 1997 FirstEnergy merger. These fair value adjustments recognized for financial reporting purposes satisfied the asset reduction commitments of at least
$1.4 billion for CEI and $0.6 billion for TE contained in the CEI and TE plan. For regulatory purposes, CEI and TE recognized the accelerated amortization over the period that their rate plan was in effect. Based on the transition plan, OE, CEI and TE continue to bill and collect cost-based rates for their transmission and distribution services, which remain regulated; accordingly, it is appropriate that they continue the application of SFAS 71 to those operations.

     PPUC Rate Matters

          In December 1996, Pennsylvania enacted "The Electricity Generation Customer Choice and Competition Act," which permitted customers, including Penn's customers, to choose their electric generation supplier, while transmission and distribution services will continue to be supplied by their current providers. In June 1998, the PPUC authorized a rate restructuring plan for Penn in accordance with this law, which essentially resulted in the deregulation of Penn's generation business as of June 30, 1998. Penn was required to remove from its balance sheet all regulatory assets and liabilities related to its generation business and assess all other assets for impairment. In accordance with the above SEC guidance, Penn reduced its nuclear generating unit investments by approximately $305 million, of which approximately $227 million was recognized as a regulatory asset to be recovered through a CTC over a seven-year transition period; the remaining net amount of $78 million was written off. The charge of $51.7 million ($30.5 million after income taxes) for discontinuing the application of SFAS 71 to Penn's generation business was recorded as a 1998 extraordinary item on the Company's, OE's and Penn's respective Statement of Income.

          The phase in of customer choice was completed on January 1, 2001. Under the plan, Penn continues to deliver power to homes and businesses through its distribution system, which remains regulated by the PPUC. Penn's rates have been restructured to establish separate charges for transmission and distribution; generation, which is subject to competition, and stranded cost recovery. In the event customers obtain power from an alternative source, the generation portion of Penn's rates will be excluded from their bill and the customers will receive a generation charge from the alternative supplier. The stranded cost recovery portion of rates provides for recovery of certain amounts not otherwise considered recoverable in a competitive generation market, including regulatory assets. Penn is entitled to recover $236 million of stranded costs through a competitive transition charge that started in 1999 and ends in 2006.

     FERC Rate Matters

          Rates for wholesale customers are regulated by the FERC. The current FirstEnergy open access rates were approved by the FERC on March 16, 2000.

          On September 1, 2000, the Company transferred the Companies' transmission assets into a new subsidiary, ATSI. ATSI now owns and operates the FirstEnergy transmission system under its own open access transmission tariff. The new subsidiary represents a first step toward the goal of establishing or becoming part of a larger independent regional transmission organization (RTO). In working toward that goal, the Company joined with four other companies -- American Electric Power (AEP), Consumers Energy, Detroit Edison and Virginia Power -- to form the Alliance RTO. On June 3, 1999, the Alliance submitted an application to the FERC to form an independent, for profit RTO. On December 15, 1999, the FERC issued an order conditionally approving the Alliance's application. On January 24, 2001, the Alliance received final FERC approval.Northern Indiana Public Service Company and The Dayton Power and Light Company have also joined the Alliance. The Company is working with the Alliance to achieve operational status by the end of 2001.

          On February 21, 2001, the FERC approved the application of FirstEnergy and the Companies under Sections 203 and 205 of the Federal Power Act to implement the corporate restructuring plan approved by the PUCO as part of the Ohio transition plan. The corporate separation plan approved by the PUCO will result in FirstEnergy's operations being split into a competitive business unit, a utility business unit, and a support services unit. The corporate restructuring plan calls for FirstEnergy's generating facilities to be transferred to an Exempt Wholesale Generator
(EWG) owned by FE Services. The transfer of the generating facilities to the EWG will occur after bond indenture and sale/leaseback requirements are satisfied. All competitive sales of generation will occur through FE Services. FE Services will also sell power to the Companies at fixed prices sufficient for the Companies to meet their provider of last resort and other regulatory obligations. The utility business unit will consist of the transmission and distribution operations of ATSI, CEI, OE, Penn and TE.

          On March 21, 2001, the Company, along with other members of the Alliance and the Midwest Independent System Operator, Inc. (MISO) filed a settlement agreement with the FERC that would resolve inter-RTO issues between the Alliance and MISO. If approved by the FERC, this settlement agreement will also permit Ameren Corporation, Commonwealth Edison Company, Commonwealth Edison of Indiana, Inc., and Illinois Power Company to leave the MISO and join the Alliance.

     Fuel Recovery Procedures

          In accordance with their respective rate plans, OE's, CEI's and TE's fuel recovery rates had been frozen, subject only to limited periodic adjustments. The respective rates were adjusted annually based on changes in the GDP Implicit Price Deflator, unless significant changes in environmental, regulatory or tax laws or regulations were to increase or decrease the cost of fuel. Such changes in laws, regulations and/or taxes would have required PUCO approval in order to be reflected as an adjustment to the Electric Fuel Component (EFC) rate.

          Commencing July 1, 2000, the OE EFC rate was limited to 97% of the average fuel cost rate of three utilities within the state. On
March 1, 2000, the respective EFC rates in effect for CEI and TE were reduced to reflect the elimination of annual fixed charges related to a Bruce Mansfield Plant coal supply contract which amounted to $13.96 million for CEI and $8.74 million for TE. The resulting reduced EFC rates were used as the basis for the annual GDP adjustment, but, in no event, could either company's annual EFC rate exceed 1.465 cents per kWh during the rate plan period.

          Under the Ohio deregulation legislation the EFC was repealed effective with the beginning of the market development period on January 1, 2001. The unbundled retail electric rates for OE, CEI and TE during the market development period reflects the respective EFC rates that were in effect when the legislation was effective in 1999.

          Under its 1996 plan, Penn eliminated its energy cost rate for the recovery of fuel and net purchased power costs as a separate component of customer charges. Energy costs were rolled into Penn's base electric rates at their projected 1996-1997 level.

Capital Requirements

          Capital expenditures for the Company and its subsidiaries for the years 2000 through 2005, excluding nuclear fuel, are shown in the following table. Such costs include expenditures for the betterment of existing facilities and for the construction of generating capacity, transmission lines, distribution lines, substations and other additions. See "Environmental Matters" below with regard to possible environment-related expenditures not included in the forecast.

                         2000     2001-2005 Capital Expenditures Forecast
                                  ---------------------------------------
                        Actual      2001        2002-2005         Total
                        ------      ----        ---------         -----
                                             (In millions)
  OE                     $192       $ 90          $  270          $  360
  Penn                     30         28             125             153
  CEI                      96        103             352             455
  TE                       93         49             169             218
  ATSI                     10         21              91             112
  FE Services               2        311             519             830
  Other subsidiaries      107         81             341             422
                         ----       ----          ------          ------
  Total                  $530       $683          $1,867          $2,550


          During the 2001-2005 period, maturities of, and sinking fund requirements for, long-term debt and preferred stock of the Company and its subsidiaries are:

                               Preferred Stock and Long-Term Debt
                                  2001-2005 Redemption Schedule
                               -----------------------------------
                                 2001       2002-2005      Total
                                 ----       ---------      -----
                                         (In millions)

  OE                             $ 22        $  917       $  939
  Penn                              1            81           82
  CEI                             137           944        1,081
  TE                               30           475          505
  Other subsidiaries                3             8           11
                                 ----        ------       ------
  Total                          $193        $2,425       $2,618

          OE's and Penn's nuclear fuel purchases are financed through OES Fuel (a wholly owned subsidiary of OE) commercial paper and loans, both of which are supported by a $180.5 million long-term bank credit agreement. CEI and TE severally lease their respective portions of nuclear fuel and pay for the fuel as it is consumed. The Companies' respective investments for additional nuclear fuel, and nuclear fuel investment reductions as the fuel is consumed, during the 2001-2005 period are presented in the following table. The table also shows the Companies' operating lease commitments, net of capital trust cash receipts for the 2001-2005 period.

                                                                          Other Net
                   Nuclear Fuel 2001-2005 Forecasts              Operating Lease Commitments
             ----------------------------------------------
                 New Investments          Consumption                2001-2005 Schedule
             ----------------------  ----------------------      --------------------------
             2001  2002-2005  Total  2001  2002-2005  Total         2001  2002-2005  Total
             ----  ---------  -----  ----  ---------  -----         ----  ---------  ------
                                          (In millions)
OE           $16     $ 90     $106   $ 27     $ 99    $126          $ 68     $304     $372
Penn          23       58       81     18       73      91            --        1        1
CEI            8      106      114     32      112     144            21       53       74
TE             7       72       79     23       76      99            72      302      374
             ---     ----     ----   ----     ----    ----          ----     ----     ----
Total        $54     $326     $380   $100     $360    $460          $161     $660     $821





          Short-term borrowings outstanding at December 31, 2000, consisted of $539.8 million of bank borrowings (Company-$395.0 million, OE-$136.4 and FE Facilities-$8.4) and $159.9 million of OES Capital, Incorporated commercial paper. OES Capital is a wholly owned subsidiary of OE whose borrowings are secured by customer accounts receivable. OES Capital can borrow up to $170 million under a receivables financing agreement at rates based on certain bank commercial paper. The Company and its utility operating subsidiaries also had $243 million (Company-$55 million and OE- $188 million) available under revolving lines of credit as of December 31, 2000. The Company may borrow under the facility and could transfer any of its borrowings under its $450 million line of credit to CEI and/or TE. In addition, Penn had a $2 million bank facility available that provides for borrowings on a short-term basis at the bank's discretion.

          Based on their present plans, the Companies could provide for their cash requirements in 2001 from the following sources: funds to be received from operations; available cash and temporary cash investments (approximate amounts as of December 31, 2000: Company's nonutility subsidiaries-$26 million, OE-$15 million, Penn-$3 million, CEI-$3 million, TE-$1 million and Company-$1 million); the issuance of long-term debt (for refunding purposes) and funds available under revolving credit arrangements.

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

          The coverage requirements contained in the first mortgage indentures under which the Companies issue first mortgage bonds provide that, except for certain refunding purposes, the Companies may not issue first mortgage bonds unless applicable net earnings (before income taxes), calculated as provided in the indentures, for any period of twelve consecutive months within the fifteen calendar months preceding the month in which such additional bonds are issued, are at least twice annual interest requirements on outstanding first mortgage bonds, including those being issued. Under OE's first mortgage indenture, the availability of property additions is more restrictive than the earnings test at the present time and would limit the amount of first mortgage bonds issuable against property additions to $158 million. OE is currently able to issue $921 million principal amount of first mortgage bonds against previously retired bonds without the need to meet the above restrictions. Under Penn's first mortgage indenture, other requirements also apply and are more restrictive than the earnings test at the present time. Penn is currently able to issue $224 million principal amount of first mortgage bonds, with up to $123 million of such amount issuable against property additions; the remainder could be issued against previously retired bonds. CEI and TE can issue $828 million and $543 million, respectively, principal amount of first mortgage bonds against a combination of previously retired bonds and property additions.

          OE's, Penn's and TE's respective articles of incorporation prohibit the sale of preferred stock unless applicable gross income, calculated as provided in the articles of incorporation, is equal to at least 1-1/2 times the aggregate of the annual interest requirements on indebtedness and annual dividend requirements on preferred stock outstanding immediately thereafter. Based upon earnings for 2000 and an assumed dividend rate of 9.25%, OE, Penn and TE would be permitted, under the earnings coverage test contained in their charters, to issue at least $1.7 billion, $55 million and $463 million of preferred stock, respectively. There are no restrictions on CEI' s ability to issue preferred stock.

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

Nuclear Regulation

          The construction and operation of nuclear generating units are subject to the regulatory jurisdiction of the NRC including the issuance by it of construction permits and operating licenses. The NRC's procedures with respect to the amendment of nuclear reactor operating licenses afford opportunities for interested parties to request adjudicatory hearings on health, safety and environmental issues subject to meeting NRC "standing" requirements. In this connection, the NRC may require substantial changes in operation or the installation of additional equipment to meet safety or environmental standards, subject to the backfit rule requiring the NRC to justify such new requirements as necessary for the overall protection of public health and safety. The possibility also exists for modification, denial or revocation of licenses in the event of substantial safety concerns at the nuclear facility. Beaver Valley Unit 1 was placed in commercial operation in 1976, and its operating license expires in 2016. Davis-Besse was placed in commercial operation in 1977, and its operating license expires in 2017. Perry Unit 1 and Beaver Valley Unit 2 were placed in commercial operation in 1987, and their operating licenses expire in 2026 and 2027, respectively.

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

Nuclear Insurance

          The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $9.5 billion (assuming 106 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $200 million; and
(ii) $9.3 billion provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $88.1 million (but not more than $10 million per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on their nuclear ownership and leasehold interests, the Companies' maximum potential assessment under these provisions would be $352.4 million (OE-$94.2 million, Penn-$74.0 million, CEI-$106.3 million and TE-$77.9 million) per incident but not more than $40.0 million (OE- $10.7 million, Penn-$8.4 million, CEI-$12.1 million and TE-$8.8 million) in any one year for each incident.

          In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Companies have also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Companies are members of Nuclear Electric Insurance Limited (NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Companies have policies, renewable yearly, corresponding to their respective nuclear interests, which provide an aggregate indemnity of up to approximately $789 million (OE-
$210 million, Penn-$148 million, CEI-$255 million and TE-$176 million) for replacement power costs incurred during an outage after an initial 12-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies' present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately $4.1 million (OE-$1.1 million, Penn-$0.9 million, CEI-
$1.2 million and TE-$0.9 million).

          The Companies are insured as to their respective nuclear interests under property damage insurance provided by NEIL to the operating company for each plant. Under these arrangements, $2.75 billion of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided. The Companies pay annual premiums for this coverage and are liable for retrospective assessments of up to approximately $33.5 million (OE-$9.3 million, Penn-$6.5 million, CEI- $10.5 million and TE-$7.2 million) during a policy year.

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

Environmental Matters

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies have estimated capital expenditures for environmental compliance of approximately $201 million, which is included in the construction estimate given under "Capital Requirements" for 2001 through 2005.

     Air Regulation

          Under the provisions of the Clean Air Act of 1970, both the State of Ohio and the Commonwealth of Pennsylvania adopted ambient air quality standards, and related emission limits, including limits for sulfur dioxide
(SO2) and particulates. In addition, the U.S. Environmental Protection Agency (EPA) promulgated an SO2 regulatory plan for Ohio which became effective for OE's, CEI's and TE's plants in 1977. Generating plants to be constructed in the future and some future modifications of existing facilities will be covered not only by the applicable state standards but also by EPA emission performance standards for new sources. In both Ohio and Pennsylvania the construction or certain modifications of emission sources requires approval from appropriate environmental authorities, and the facilities involved may not be operated unless a permit or variance to do so has been issued by those same authorities.

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

          The Companies are in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions) across a region of twenty-two states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. In March 2000, the U.S. Court of Appeals for the D.C. Circuit upheld EPA's NOx Transport Rule except as applied to the State of Wisconsin and portions of Georgia and Missouri. By October 2000, states were to submit revised State Implementation Plans (SIP) to comply by May 31, 2004 with individual state NOx budgets established by the EPA. Pennsylvania recently submitted a SIP that requires compliance with the NOx budgets at the Companies' Pennsylvania facilities by May 1, 2003 and Ohio submitted a "draft" SIP that requires compliance with the NOx budgets at the Companies' Ohio facilities by May 31, 2004. A Federal Implementation Plan accompanied the NOx Transport Rule and may be implemented by the EPA in states which fail to revise their SIP. In another separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. The EPA position is that the Section 126 petitions will be adequately addressed by the NOx Transport Program, but a December 17, 1999 rulemaking established an alternative program which would require nearly identical 85% NOx reductions at 392 utility plants, including the Companies' Ohio and Pennsylvania plants, by May 2003, in the event implementation of the NOx Transport Rule is not implemented by a state. Additional Section 126 petitions were filed by New Jersey, Maryland, Delaware and the District of Columbia in mid-1999 and are still under evaluation by the EPA. The Companies continue to evaluate their compliance plans and other compliance options.

          In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. In May 1999, the U.S. Court of Appeals found constitutional and other defects in the new NAAQS rules. In February 2001, the U.S. Supreme Court upheld the new NAAQS rules regulating ultra-fine particulates but found defects in the new NAAQS rules for ozone and decided that the EPA must revise those rules. The future cost of compliance with these regulations may be substantial and will depend on the manner in which they are ultimately implemented, if at all, by the states in which the Companies operate affected facilities.

          In 1999 and 2000, the EPA issued Notices of Violation (NOV) or a Compliance Order to nine utilities covering 44 power plants, including the
W. H. Sammis Plant. In addition, the U.S. Department of Justice filed eight civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. Although unable to predict the outcome of these proceedings, the Company believes the Sammis Plant is in full compliance with the Clean Air Act and the NOV and complaint are without merit. Penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. The Sammis Plant continues to operate while these proceedings are pending.

          In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants. The EPA identified mercury as the hazardous air pollutant of greatest concern. The EPA established a schedule to propose regulations by December 2003 and issue final regulations by December 2004. The future cost of compliance with these regulations may be substantial.

     Water Regulation

          Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to the Companies' plants. In addition, Ohio and Pennsylvania have water quality standards applicable to the Companies' operations. As provided in the Clean Water Act, authority to grant federal National Pollutant Discharge Elimination System water discharge permits can be assumed by a state. Ohio and Pennsylvania have assumed such authority.

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

          CEI and TE have been named as "potentially responsible parties"
(PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued liabilities totaling $3.7 million at December 31, 2000, based on estimates of the total costs of cleanup, the proportionate responsibility of other PRPs for such costs and the financial ability of other PRPs to pay. CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

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

Fuel Supply

          The Companies' sources of generation during 2000 were:

                        Coal      Nuclear
                        ----      -------

  OE                    73.8%      26.2%
  Penn                  38.8%      61.2%
  CEI                   53.4%      46.6%
  TE                    43.3%      56.7%
  Total FirstEnergy     58.5%      41.5%


          The Company currently has long-term coal contracts which will provide approximately 11,040,000 tons for the year 2001. The contracts are shared among the Companies based on various economic considerations. This contract coal is produced primarily from mines located in Pennsylvania, Kentucky and West Virginia. The contracts expire at various times through December 31, 2005.

          The Companies estimate their 2001 coal requirements to be approximately 18,230,000 tons (OE - 7,425,000, Penn - 6,050,000, CEI -
 3,465,000, and TE - 1,290,000). See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

          OES Fuel is the sole lessor for OE's and Penn's nuclear fuel requirements (see "Capital Requirements," Note 4G of Notes to the Company's Consolidated Financial Statements and Note 3F of Notes to OE's Consolidated Financial Statements). Nuclear fuel is currently financed for CEI and TE through leases with a special-purpose corporation.

          The Company has contracts for uranium material and conversion services through 2006. The enrichment services are contracted for the majority of the enrichment requirements for nuclear fuel through 2005. Fabrication services for fuel assemblies are contracted for the next three reloads for Beaver Valley Unit 1, three reloads for Beaver Valley Unit 2 (through approximately 2004 and 2005, respectively), the next two reloads for Davis-Besse (through approximately 2005) and through the life of the plant for Perry (through approximately 2026). In addition to the existing commitments, the Company intends to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, and waste disposal services.

          On-site spent fuel storage facilities are expected to be adequate for Perry through 2011; facilities at Beaver Valley Units 1 and 2 are expected to be adequate through 2018 and 2009, respectively. After scheduled plant modifications are completed in 2002, Davis-Besse will have adequate storage through the remainder of its operating license period. After current on-site storage capacity is exhausted, additional storage capacity will have to be obtained either through plant modifications, interim off-site disposal, or permanent waste disposal facilities. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the permanent disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities; however, the selection of a suitable site is embroiled in the political process. The Company has contracts with the U.S. Department of Energy (DOE) for the disposal of spent fuel for Beaver Valley, Davis-Besse and Perry. On December 17, 1996, the DOE notified the Company that it would be unable to begin acceptance of spent fuel for disposal by January 31, 1998 as mandated by Section 302(a)(5)(B) of the Nuclear Waste Policy Act
(NPA). Based on the DOE schedule published in the July 1999 Draft Environmental Impact Statement, the Yucca Mountain Repository is currently projected to start receiving spent fuel in 2010. The Company intends to make additional arrangements for storage capacity as a contingency for further delays with the DOE acceptance of spent fuel for disposal past 2010.

System Capacity and Reserves

          The 2000 net maximum hourly demand on each of the Companies was:
OE-5,538,000 kilowatts (kW) (including an additional 310,000 kW of firm power sales as discussed under "Competition") on June 14, 2000; Penn-926,000 kW (including an additional 63,000 kW of firm power sales as discussed under "Competition") on December 12, 2000; CEI-4,280,000 kW (excluding an additional 50,000 kW of firm power sales under a contract which extends through 2002 as discussed under "Competition") on June 14, 2000; and TE-1,976,000 kW on August 15, 2000.

          The Company is constructing twelve new combustion turbines (CTs), increasing generation capability by 1,155 MW by 2003. Eight of the new CTs (815 MW) are expected to be on-line by the summer of 2001. The remaining 4 CTs (340 MW) are planned to be available for the summer of 2002. Based on existing capacity plans, firm purchase contracts and anticipated term power sales, the capacity margin anticipated for the next two years ranges from 12%-14%. In addition to physical assets and contracts, the Company's power supply plan includes interruptible retail contracts and retail demand-side management options and financial hedges such as call options, futures and forwards.

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

Competition

          The Companies had traditionally competed with other utilities for intersystem bulk power sales and for sales to municipalities and cooperatives. The Companies compete with suppliers of natural gas and other forms of energy in connection with their industrial and commercial sales and in the home climate control market, both with respect to new customers and conversions, and with all other suppliers of electricity. To date, there has been no substantial cogeneration by the Companies' customers.

          As a result of the actions taken by state legislative bodies over the last few years, major changes in the electric utility business are occurring in parts of the United States, including Ohio and Pennsylvania, in which the Company's utility subsidiaries operate. These changes have resulted in fundamental alterations in the way traditional integrated utilities and holding company systems, like FirstEnergy, conduct their business. In accordance with the Ohio electric utility restructuring law under which Ohio electric customers choose their electric generation suppliers starting in January 2001, the Company has further aligned its business units to accommodate its retail strategy and participate in the competitive electricity marketplace in Ohio. The organizational changes are intended to deal with the unbundling of electric utility services and new ways of conducting business.

          Sales of electricity in these deregulated markets are diversifying the Companies' revenue sources through FirstEnergy's competitive subsidiaries in areas outside of their franchise areas. This strategy has positioned the Company to compete in the northeast quadrant of the United States - the region targeted by the Company for growth. The Company's competitive subsidiaries are actively participating in deregulated energy markets in Ohio, Pennsylvania, New Jersey, Delaware and Maryland. Currently, FE Services is providing electric generation to customers within those states. As additional states within the northeast region of the United States become deregulated, FE Services is preparing to enter these markets.

          Competition in Ohio's electric generation business is being phased in during the five-year market development period, through 2005. The Company has moved the operation of the generation portion of its business to the competitive business unit as reflected in its approved Ohio transition plan. The Companies will continue to provide generation services to regulated franchise customers who have not chosen an alternative, competitive generation supplier, by obtaining generation through power supply agreements with the competitive business unit. In addition to electric generation, FE Services is also competing in deregulated natural gas markets, adding nearly 140,000 customers in 2000, as well as offering other energy related products and services.

          In an effort to utilize more fully their facilities and hold down costs to their other customers, OE and Penn have entered into a long-term power sales agreement with another utility. Currently, OE and Penn are selling 450,000 kW annually under this contract through December 31, 2005. OE and Penn have the option to reduce this commitment by 150,000 kW, with three years' advance notice. In addition, CEI has entered into a long-term power sales contract with another utility and is currently selling up to 20,000 kW under this contract though December 31, 2002.

Research and Development

          The Companies participate in funding the Electric Power Research Institute (EPRI), which was formed for the purpose of expanding electric research and development under the voluntary sponsorship of the nation's electric utility industry - public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generation, delivery, energy management and conservation, environment effects and energy analysis. The major portion of EPRI research and development projects is directed toward practical solutions and their applications to problems currently facing the electric utility industry. In 2000, approximately 70% of the Companies' research and development expenditures were related to EPRI.

Executive Officers

          The executive officers are elected at the annual organization meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

                              Position Held During
    Name         Age            Past Five Years                 Dates
--------------   ---   -----------------------------------   -------------
H.P. Burg        54    Chairman of the Board and Chief
                       Executive Officer                      2000-present
                       President and Chief Executive
                        Officer                               1999-2000
                       President and Chief Operating
                        Officer                               1998-1999
                       President and Chief Financial
                        Officer                               1997-1998
                       President, Chief Operating
                        Officer and Chief Financial
                        Officer-OE                            1996-1997
                       Senior Vice President and Chief
                        Financial Officer-OE                  *-1996

A.J. Alexander   49    President                              2000-present
                       Executive Vice President and
                        General Counsel                       1997-2000
                       Senior Vice President and General
                        Counsel-OE                            *-1997

E.T. Carey       58    Vice President - Distribution          1997-present
                       Vice President - Regional Operations
                        and Customer Service-OE               *-1997

M.B. Carroll     49    Vice President - Corporate Affairs     1997-present
                       Manager - Sandusky Area-OE             *-1997

K.W. Dindo       51    Vice President - Energy Services       1998-present
                       Vice President and Controller -
                        Caliber System, Inc.                  *-1998

D.S. Elliott     46    Vice President - Sales and Marketing   1997-present
                       Manager - FirstEnergy Services - OE    1997
                       Manager - Eastern Division - OE        1996-1997
                       Manager - Youngstown Division - OE     *-1996

A.R. Garfield    62    Senior Vice President - Supply and
                       Sales                                  2000-present
                       Vice President - Business Development  1997-2000
                       Vice President - System Operations
                        - OE                                  *-1997

J.A. Gill        64    Senior Vice President - Administra-
                        tive Services                         1998-present
                       Vice President - Administrative
                        Services                              1997-1998
                       Vice President - Administration - OE   *-1997

K.J. Keough      41    Vice President - Business Planning
                        & Ventures                            1999-present
                       Partner - McKinsey & Company           *-1999

R.H. Marsh       50    Vice President and Chief Financial
                        Officer                               1998-present
                       Vice President - Finance               1997-1998
                       Treasurer - OE                         *-1997

G.L. Pipitone    51    Vice President - Fossil Production     1997-present
                       Vice President - Generation and
                        Transmission - OE                     1996-1997
                       Manager - Akron Division - OE          *-1996

S.F. Szwed       48    Vice President - Transmission          1997-present
                       Vice President - Engineering &
                        Planning - Centerior Service Company  *-1997

L.L. Vespoli     41    Vice President and General Counsel     2000-present
                       Associate General Counsel              1997-2000
                       Senior Attorney - OE                   *-1997

N.C. Ashcom      53    Corporate Secretary                    1997-present
                       Secretary - OE                         *-1997

T. C. Navin      43    Treasurer                              1998-present
                       Assistant Treasurer                    1998-1998
                       Director, Treasury Services            1998-1998
                       Director, Asset Strategy               1997-1998
                       Staff Business Analyst - OE            1997-1997
                       Senior Business Analyst - OE           *-1997

H. L. Wagner     48    Controller                             1997-present
                       Comptroller - OE                       *-1997

Except for H. P. Burg, A. J. Alexander, M. B. Carroll, K. W. Dindo, D. S. Elliott and K. J. Keough, the officers above hold the same office for FirstEnergy, OE, CEI and TE and H. P. Burg holds the office of President for OE, CEI and TE.
Except for J. A. Elser holding the office of President and J. A. Gill and
A. R. Garfield holding the offices of Vice President, and except for A. J. Alexander, M. B. Carroll, K. W. Dindo, D. S. Elliott and K. J. Keough, the officers above hold the same offices for Penn.

*Indicates position held at least since January 1, 1996.

          As of January 1, 2001, the Company's nonutility subsidiaries and the Companies had a total of 13,830 employees consisting of the following:
Company - 1,618, OE - 1,372, CEI - 1,046, TE - 539, Penn - 275, FE
Services - 2,334, FENOC - 2,667, FE Facilities - 3,930 and MARBEL - 49 employees.

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

          The Companies own, individually or together as tenants in common, and/or lease, the generating units in service as of March 1, 2001, shown on the table below.

                                        Net
                                    Demonstrated
                                    Capacity (MW)
                                    -------------
                                                         OE               Penn               CEI                 TE
                                                     -----------        ----------       -------------       -----------
                             Unit       Total        %        MW        %       MW       %          MW       %         MW
                             ----       -----        -        --        -       --       -          --       -         --
Plant - Location
----------------
Coal-Fired Units
----------------
Ashtabula-                 5,7,8,9       376         --        --       --       --    100.00%      376        --       --
  Ashtabula, OH
Bay Shore-                   1-4         631         --        --       --       --        --        --    100.00%     631
  Toledo, OH
R. E. Burger-                3-5         406     100.00%      406       --       --        --        --        --       --
  Shadyside, OH
Eastlake-Eastlake, OH        1-5       1,233         --        --       --       --    100.00%    1,233        --       --
Lakeshore-                   18          245         --        --       --       --    100.00%      245        --       --
  Cleveland, OH
B. Mansfield-                 1          780      60.00%      468    33.50%     261      6.50%       51        --       --
  Shippingport, PA            2          780      43.06%      336     9.36%      73     30.28%(b)   236     17.30%(b)  135
                              3          800      49.34%      395     6.28%      50     24.47%      196     19.91%(b)  159
W. H. Sammis-                1-6       1,620     100.00%    1,620       --       --        --        --        --       --
  Stratton, OH                7          600      48.00%      288    20.80%     125     31.20%      187        --       --
                                      ------                -----             -----               -----              -----
    Total                              7,471                3,513               509               2,524                925
                                      ------                -----             -----               -----              -----
Nuclear Units
-------------
Beaver Valley-                1          810      35.00%      283    65.00%     527        --        --        --       --
  Shippingport, PA            2          820      41.88%(a)   343    13.74%     113     24.47%      201     19.91%(c)  163
Davis-Besse-                  1          883         --        --       --       --     51.38%      454     48.62%     429
  Oak Harbor, OH
Perry-                        1        1.248      30.00%(a)   374     5.24%      65     44.85%      561     19.91%     248
  N. Perry Village, OH
                                      ------                -----             -----               -----              -----
    Total                              3,761                1,000               705               1,216                840
                                      ------                -----             -----               -----              -----

Oil/Gas-Fired/
Pumped Storage Units
--------------------
Edgewater-Lorain, OH          4          100     100.00%      100       --       --        --        --        --       --
Richland-Defiance, OH        1-6         432         --        --       --       --        --        --    100.00%     432
Seneca-Warren, PA                        435         --        --       --       --    100.00%      435        --       --
West Lorain-                  1          120     100.00%      120       --       --        --        --        --       --
  Lorain, OH
Other                                    196                  109                19                  33                 35
                                      ------                -----             -----               -----              -----
    Total                              1,283                  329                19                 468                467
                                      ------                -----             -----               -----              -----

    Total                             12,515                4,842             1,233               4,208              2,232
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

          The Companies' generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kilovolts (kV) to 345 kV. The Companies' overhead and underground transmission lines aggregate 8,713 pole miles.

          The Companies' electric distribution systems include 56,671 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. They own substations with a total installed transformer capacity of 53,423,000 kilovolt-amperes.

          The Company's transmission system also interconnects with those of AEP, The Dayton Power & Light Company, Duquesne Light Company, Allegheny Energy, Inc., Michigan Electric Coordination Systems and Pennsylvania Electric Company.

          The Company's distribution and transmission systems as of December 31, 2000, consists of the following:

                                                               Substation
                              Distribution     Transmission    Transformer
                                 Lines            Lines         Capacity
                              ------------     ------------    -----------
                                         (Miles)               (kV-amperes)

                   OE            26,965             550         12,291,000
                   Penn           5,265              44          2,303,000
                   CEI           23,756           2,144         12,897,000
                   TE               685             223          4,474,000
                   ATSI              --           5,752         21,458,000
                                 ------           -----         ----------
                   Total         56,671           8,713         53,423,000


          The Company's MARBEL Energy subsidiary owns interests in crude oil and natural gas production, as well as natural gas distribution and transmission facilities. MARBEL's subsidiaries include Marbel HoldCo, Inc. a holding company which has a 50% ownership in Great Lakes Energy Partners, LLC (Great Lakes), an oil and natural gas exploration and production venture and Northeast Ohio Operating Companies, Inc. which has as a subsidiary, Northeast Ohio Natural Gas Corporation. The joint venture in Great Lakes includes interests in more than 7,900 oil and natural gas wells, drilling rights to nearly one million acres, proved reserves of 480 billion cubic feet equivalent of natural gas and oil and 4,800 miles of pipelines in the Appalachian Basin.

ITEM 3.  LEGAL PROCEEDINGS

         See Environmental Matters section.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

          The information required by this item for FirstEnergy is included on page 17 of FirstEnergy's 2000 Annual Report to Stockholders
(Exhibit 13). The information required for OE, CEI, TE and Penn is not applicable because they are wholly owned subsidiaries.

ITEM 6.  SELECTED FINANCIAL DATA


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by items 6 through 8 is incorporated herein by reference to Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Financial Statements included on the pages shown in the following table in the respective company's 2000 Annual Report to Stockholders (Exhibit 13).


                         Item 6     Item 7     Item 8
                         ------     ------     ------

        FirstEnergy        17       18-24      25-47
        OE                  1        2-7        8-26
        Penn                1        2-5        6-20
        CEI                 1        2-6        7-24
        TE                  1        2-6        7-24


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          FirstEnergy
          -----------

          The information required by Item 10, with respect to Identification of FirstEnergy's Directors and with respect to reports required to be filed under Section 16 of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's 2001 Proxy Statement filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A and, with respect to Identification of Executive Officers, to "Part I, Item 1. Business - Executive Officers" herein.

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


ITEM 11.  EXECUTIVE COMPENSATION


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          FirstEnergy, OE, CEI, TE and Penn -
          ---------------------------------

          The information required by Items 11, 12 and 13 is incorporated herein by reference to the Company's 2001 Proxy Statement filed with the SEC pursuant to Regulation 14A.

                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

          Included in Part II of this report and incorporated herein by reference to the respective company's 2000 Annual Report to Stockholders (Exhibit 13 below) at the pages indicated.

                                               FE    OE  Penn  CEI    TE
                                               --    --  ----  ---    --

Report of Independent Public Accountants       16    26   20   24     24
Statements of Income-Three Years Ended
  December 31, 2000                            25     8    6    7      7
Balance Sheets-December 31, 2000 and 1999      26     9    7    8      8
Statements of Capitalization-December 31,
  2000 and 1999                              27-29  10-11  8  9-10    9-10
Statements of Common Stockholders'
  Equity-Three Years Ended December 31,
  2000                                         30    12    9    11     11
Statements of Preferred Stock-Three Years
  Ended December 31, 2000                      31    12    9    11     11
Statements of Cash Flows-Three Years Ended
  December 31, 2000                            32    13   10    12     12
Statements of Taxes-Three Years Ended
  December 31, 2000                            33    14   11    13     13
Notes to Financial Statements                34-47 15-25 12-19 14-23 14-23


    2.  Financial Statement Schedules

  Included in Part IV of this report:

                                               FE    OE  Penn  CEI    TE
                                               --    --  ----  ---    --
  Report of Independent Public Accountants     44    45   48    46    47

  Schedule - Three Years Ended December 31,
    2000:
  II - Consolidated Valuation and Qualifying
    Accounts                                   49    50   53    51    52

          Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is show in the financial statements or notes thereto.

3.  Exhibits - FirstEnergy

Exhibit
Number
-------

        3-1       -  Articles of Incorporation constituting FirstEnergy
                     Corp.'s Articles of Incorporation, dated
                     September 17,1996. (September 17, 1996 Form 8-K,
                     Exhibit C)

        3-1(a)    -  Amended Articles of Incorporation of FirstEnergy
                     Corp.(Registration No. 333-21011, Exhibit (3)-1.)

        3-2       -  Regulations of FirstEnergy Corp. (September 17, 1996
                     Form 8-K, Exhibit D)

    (A) 3-2(a)    -  FirstEnergy Corp. Amended Code of Regulations.
                     (Registration No. 333-21011, Exhibit (3)-2.)

        4-1       -  Rights Agreement (December 1, 1997 Form 8-K,
                     Exhibit 4.1)

        10-1      -  FirstEnergy Corp. Executive and Director Incentive
                     Compensation Plan, revised November 15, 1999. (1999
                     Form 10-K, Exhibit 10-1)

        10-2      -  Amended FirstEnergy Corp. Deferred Compensation Plan
                     for Directors, revised November 15, 1999. (1999 Form
                     10-K, Exhibit 10-2)

        10-3      -  Employment, severance and change of control agreement
                     between FirstEnergy Corp. and executive officers.
                     (1999 Form 10-K, Exhibit 10-3)

        10-4      -  FirstEnergy Corp. Supplemental Executive Retirement
                     Plan, amended January 1, 1999. (1999 Form 10-K,
                     Exhibit 10-4)

        10-5      -  FirstEnergy Corp. Executive Incentive Compensation
                     Plan. (1999 Form 10-K, Exhibit 10-5)

        10-6      -  Restricted stock agreement between FirstEnergy Corp.
                     and A. J. Alexander. (1999 Form 10-K, Exhibit 10-6)

        10-7      -  FirstEnergy Corp. Executive and Director Incentive
                     Compensation Plan. (1998 Form 10-K, Exhibit 10-1)

        10-8      -  Amended FirstEnergy Corp. Deferred Compensation Plan
                     for Directors, amended February 15, 1999. (1998
                     Form 10-K, Exhibit 10-2)

    (A) 10-9      -  Restricted stock agreement between FirstEnergy Corp.
                     and A. J. Alexander.

    (A) 10-10     -  Restricted stock agreement between FirstEnergy Corp.
                     and H. P. Burg.

    (A) 10-11     -  Stock option agreement between FirstEnergy Corp. and
                     officers dated November 22, 2000.

    (A) 10-12     -  Stock option agreement between FirstEnergy Corp. and
                     officers dated March 1, 2000.

    (A) 10-13     -  Stock option agreement between FirstEnergy Corp. and
                     director dated January 1, 2000.

    (A) 10-14     -  Stock option agreement between FirstEnergy Corp. and
                     two directors dated January 1, 2001.

    (A) 12.1      -  Consolidated fixed charge ratios.

    (A) 13        -  2000 Annual Report to Stockholders. (Only those
                     portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

    (A) 21        -  List of Subsidiaries of the Registrant at
                     December 31, 2000.

    (A) 23        -  Consent of Independent Public Accountants.

    (A)           -  Provided herein in electronic format as an exhibit.

3.  Exhibits - Ohio Edison

        2-1       -  Agreement and Plan of Merger, dated as of
                     September 13, 1996, between Ohio Edison Company (OE) and Centerior Energy Corporation. (September 17, 1996
                     Form 8-K, Exhibit 2-1).

        3-1       -  Amended Articles of Incorporation, Effective June 21,
                     1994, constituting OE's Articles of Incorporation.
                     (1994 Form 10-K, Exhibit 3-1.)

        3-2       -  Code of Regulations of OE as amended April 24, 1986.
                     (Registration No. 33-5081, Exhibit (4)(d).)

        3-3       -  Code of Regulations of OE as amended September 27,
                     1999. (1999 Form 10-K, Exhibit 3-3.)

    (B) 4-1       -  Indenture dated as of August 1, 1930 between OE and
                     Bankers Trust Company, (now the Bank of New York), as
                     Trustee, as amended and supplemented by Supplemental
                     Indentures:

     Dated as of            File Reference            Exhibit No.
     -----------            --------------            -----------
March 3, 1931          2-1725                       B1, B-1(a),B-1(b)
November 1, 1935       2-2721                       B-4
January 1, 1937        2-3402                       B-5
September 1, 1937      Form 8-A                     B-6
June 13, 1939          2-5462                       7(a)-7
August 1, 1974         Form 8-A, August 28, 1974    2(b)
July 1, 1976           Form 8-A, July 28, 1976      2(b)
December 1, 1976       Form 8-A, December 15, 1976  2(b)
June 15, 1977          Form 8-A, June 27, 1977      2(b)
Supplemental Indentures:
September 1, 1944      2-61146                      2(b)(2)
April 1, 1945          2-61146                      2(b)(2)
September 1, 1948      2-61146                      2(b)(2)
May 1, 1950            2-61146                      2(b)(2)
January 1, 1954        2-61146                      2(b)(2)
May 1, 1955            2-61146                      2(b)(2)
August 1, 1956         2-61146                      2(b)(2)
March 1, 1958          2-61146                      2(b)(2)
April 1, 1959          2-61146                      2(b)(2)
June 1, 1961           2-61146                      2(b)(2)
September 1, 1969      2-34351                      2(b)(2)
May 1, 1970            2-37146                      2(b)(2)
September 1, 1970      2-38172                      2(b)(2)
June 1, 1971           2-40379                      2(b)(2)
August 1, 1972         2-44803                      2(b)(2)
September 1, 1973      2-48867                      2(b)(2)
May 15, 1978           2-66957                      2(b)(4)
February 1, 1980       2-66957                      2(b)(5)
April 15, 1980         2-66957                      2(b)(6)
June 15, 1980          2-68023                      (b)(4)(b)(5)
October 1, 1981        2-74059                      (4)(d)
October 15, 1981       2-75917                      (4)(e)
February 15, 1982      2-75917                      (4)(e)
July 1, 1982           2-89360                      (4)(d)
March 1, 1983          2-89360                      (4)(e)
March 1, 1984          2-89360                      (4)(f)
September 15, 1984     2-92918                      (4)(d)
September 27, 1984     33-2576                      (4)(d)
November 8, 1984       33-2576                      (4)(d)
December 1, 1984       33-2576                      (4)(d)
December 5, 1984       33-2576                      (4)(e)
January 30, 1985       33-2576                      (4)(e)
February 25, 1985      33-2576                      (4)(e)
July 1, 1985           33-2576                      (4)(e)
October 1, 1985        33-2576                      (4)(e)
January 15, 1986       33-8791                      (4)(d)
May 20, 1986           33-8791                      (4)(d)
June 3, 1986           33-8791                      (4)(e)
October 1, 1986        33-29827                     (4)(d)
August 25, 1989        33-34663                     (4)(d)
February 15, 1991      33-39713                     (4)(d)
May 1, 1991            33-45751                     (4)(d)
May 15, 1991           33-45751                     (4)(d)
September 15, 1991     33-45751                     (4)(d)
April 1, 1992          33-48931                     (4)(d)
June 15, 1992          33-48931                     (4)(d)
September 15, 1992     33-48931                     (4)(e)
April 1, 1993          33-51139                     (4)(d)
June 15, 1993          33-51139                     (4)(d)
September 15, 1993     33-51139                     (4)(d)
November 15, 1993        1-2578                     (4)(2)

April 1, 1995            1-2578                     (4)(2)
May 1, 1995              1-2578                     (4)(2)
July 1, 1995             1-2578                     (4)(2)
June 1, 1997             1-2578                     (4)(2)
April 1, 1998            1-2578                     (4)(2)
June 1, 1998             1-2578                     (4)(2)
September 29, 1999       1-2578                     (4)(2)
April 1, 2000            (A)                        (4)(2)(a)
April 1, 2000            (A)                        (4)(2)(b)

    (B) 4-2       -  General Mortgage Indenture and Deed of Trust dated as
                     of January 1, 1998 between OE and the Bank of New
                     York, as Trustee. (Registration No. 333-05277,
                     Exhibit 4(g).)

        10-1      -  Administration Agreement between the CAPCO Group
                     dated as of September 14, 1967. (Registration No. 2-
                     43102, Exhibit 5(c)(2)

        10-2      -  Amendment No. 1 dated January 4, 1974 to
                     Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-
                     68906, Exhibit 5(c)(3).)

        10-3      -  Transmission Facilities Agreement between the CAPCO
                     Group dated as of September 14, 1967. (Registration
                     No. 2-43102, Exhibit 5(c)(3).)

        10-4      -  Amendment No. 1 dated as of January 1, 1993 to
                     Transmission Facilities Agreement between the CAPCO
                     Group dated as of September 14, 1967. (1993 Form 10-
                     K, Exhibit 10-4.)

        10-5      -  Agreement for the Termination or Construction of
                     Certain Agreements effective September 1, 1980 among the CAPCO Group. (Registration No. 2-
                     68906, Exhibit 10-4.)

        10-6      -  Amendment dated as of December 23, 1993 to Agreement
                     for the Termination or Construction of Certain
                     Agreements effective September 1, 1980 among the
                     CAPCO Group. (1993 Form 10-K, Exhibit 10-6).

        10-7      -  CAPCO Basic Operating Agreement, as amended
                     September 1, 1980. (Registration No. 2-68906,
                     Exhibit 10-5.)

        10-8      -  Amendment No. 1 dated August 1, 1981, and Amendment
                     No. 2 dated September 1, 1982 to CAPCO Basic
                     Operating Agreement, as amended September 1, 1980.
                     (September 30, 1981 Form 10-Q, Exhibit 20-1 and 1982
                     Form 10-K, Exhibit 19-3, respectively.)

        10-9      -  Amendment No. 3 dated July 1, 1984 to CAPCO Basic
                     Operating Agreement, as amended September 1, 1980.
                     (1985 Form 10-K, Exhibit 10-7.)

        10-10     -  Basic Operating Agreement between the CAPCO Companies
                     as amended October 1, 1991. (1991 Form 10-K,
                     Exhibit 10-8.)

        10-11     -  Basic Operating Agreement between the CAPCO Companies
                     as amended January 1, 1993. (1993 Form 10-K,
                     Exhibit 10-11.)

        10-12     -  Memorandum of Agreement effective as of September 1,
                     1980 among the CAPCO Group. (1982 Form 10-K,
                     Exhibit 19-2.)

        10-13     -  Operating Agreement for Beaver Valley Power Station
                     Units Nos. 1 and 2 as Amended and Restated
                     September 15, 1987, by and between the CAPCO
                     Companies. (1987 Form 10-K, Exhibit 10-15.)

        10-14     -  Construction Agreement with respect to Perry Plant
                     between the CAPCO Group dated as of July 22, 1974.
                     (Registration No. 2-52251 of Toledo Edison Company,
                     Exhibit 5(yy).)

        10-15     -  Amendment No. 3 dated as of October 31, 1980 to the
                     Bond Guaranty dated as of October 1, 1973, as amended, with respect to the CAPCO Group.
                     (Registration No. 2-68906 of Pennsylvania Power
                     Company, Exhibit 10-16.)

        10-16     -  Amendment No. 4 dated as of July 1, 1985 to the Bond
                     Guaranty dated as October 1, 1973, as amended, by the CAPCO Companies to National City Bank as Bond
                     Trustee. (1985 Form 10-K, Exhibit 10-30.)

        10-17     -  Amendment No. 5 dated as of May 1, 1986, to the Bond
                     Guaranty by the CAPCO Companies to National City Bank as Bond Trustee. (1986 Form 10-K, Exhibit 10-33.)

        10-18     -  Amendment No. 6A dated as of December 1, 1991, to the
                     Bond Guaranty dated as of October 1, 1973, by The
                     Cleveland Electric Illuminating Company, Duquesne
                     Light Company, Ohio Edison Company, Pennsylvania
                     Power Company, the Toledo Edison Company to National
                     City Bank, as Bond Trustee. (1991 Form 10-K,
                     Exhibit 10-33.)

        10-19     -  Amendment No. 6B dated as of December 30, 1991, to
                     the Bond Guaranty dated as of October 1, 1973 by The
                     Cleveland Electric Illuminating Company, Duquesne
                     Light Company, Ohio Edison Company, Pennsylvania
                     Power Company, the Toledo Edison Company to National
                     City Bank, as Bond Trustee. (1991 Form 10-K,
                     Exhibit 10-34.)

        10-20     -  Bond Guaranty dated as of December 1, 1991, by The
                     Cleveland Electric Illuminating Company, Duquesne
                     Light Company, Ohio Edison Company, Pennsylvania
                     Power Company, the Toledo Edison Company to National
                     City Bank, as Bond Trustee. (1991 Form 10-K,
                     Exhibit 10-35.)

        10-21     -  Memorandum of Understanding dated March 31, 1985
                     among the CAPCO Companies. (1985 Form 10-K,
                     Exhibit 10-35.)

    (C) 10-22     -  Ohio Edison System Executive Supplemental Life
                     Insurance Plan. (1995 Form 10-K, Exhibit 10-44.)

    (C) 10-23     -  Ohio Edison System Executive Incentive Compensation
                     Plan. (1995 Form 10-K, Exhibit 10-45.)

    (C) 10-24     -  Ohio Edison System Restated and Amended Executive
                     Deferred Compensation Plan. (1995 Form 10-K,
                     Exhibit 10-46.)

    (C) 10-25     -  Ohio Edison System Restated and Amended Supplemental
                     Executive Retirement Plan. (1995 Form 10-K,
                     Exhibit 10-47.)

    (C) 10-26     -  Severance pay agreement between Ohio Edison Company
                     and W. R. Holland. (1995 Form 10-K, Exhibit 10-48.)

    (C) 10-27     -  Severance pay agreement between Ohio Edison Company
                     and H. P. Burg. (1995 Form 10-K, Exhibit 10-49.)

    (C) 10-28     -  Severance pay agreement between Ohio Edison Company
                     and A. J. Alexander. (1995 Form 10-K, Exhibit 10-50.)

    (C) 10-29     -  Severance pay agreement between Ohio Edison Company
                     and J. A. Gill. (1995 Form 10K, Exhibit 10-51.)

    (D) 10-30     -  Participation Agreement dated as of March 16, 1987
                     among Perry One Alpha Limited Partnership, as Owner
                     Participant, the Original Loan Participants listed in
                     Schedule 1 Hereto, as Original Loan Participants,
                     PNPP Funding Corporation, as Funding Corporation, The
                     First National Bank of Boston, as Owner Trustee,
                     Irving Trust Company, as Indenture Trustee and Ohio
                     Edison Company, as Lessee. (1986 Form 10-K,
                     Exhibit 28-1.)

    (D) 10-31     -  Amendment No. 1 dated as of September 1, 1987 to
                     Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner
                     Participant, the Original Loan Participants listed in
                     Schedule 1 thereto, as Original Loan Participants,
                     PNPP Funding Corporation, as Funding Corporation, The
                     First National Bank of Boston, as Owner Trustee,
                     Irving Trust Company (now The Bank of New York), as
                     Indenture Trustee, and Ohio Edison Company, as
                     Lessee. (1991 Form 10-K, Exhibit 10-46.)

    (D) 10-32     -  Amendment No. 3 dated as of May 16, 1988 to
                     Participation Agreement dated as of March 16, 1987, as amended among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, The
                     First National Bank of Boston, as Owner Trustee,
                     Irving Trust Company, as Indenture Trustee, and Ohio
                     Edison Company, as Lessee. (1992 Form 10-K,
                     Exhibit 10-47.)

    (D) 10-33     -  Amendment No. 4 dated as of November 1, 1991 to
                     Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner
                     Participant, PNPP Funding Corporation, as Funding
                     Corporation, PNPP II Funding Corporation, as New
                     Funding Corporation, The First National Bank of
                     Boston, as Owner Trustee, The Bank of New York, as
                     Indenture Trustee and Ohio Edison Company, as Lessee.
                     (1991 Form 10-K, Exhibit 10-47.)

    (D) 10-34     -  Amendment No. 5 dated as of November 24, 1992 to
                     Participation Agreement dated as of March 16, 1987, as amended, among Perry One Alpha Limited
                     Partnership, as Owner Participant, PNPP Funding
                     Corporation, as Funding Corporation, PNPP II Funding
                     Corporation, as New Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison
                     Company as Lessee. (1992 Form 10-K, Exhibit 10-49.)

    (D) 10-35     -  Amendment No. 6 dated as of January 12, 1993 to
                     Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner
                     Participant, PNPP Funding Corporation, as Funding
                     Corporation, PNPP II Funding Corporation, as New
                     Funding Corporation, The First National Bank of
                     Boston, as Owner Trustee, The Bank of New York, as
                     Indenture Trustee and Ohio Edison Company, as Lessee.
                     (1992 Form 10-K, Exhibit 10-50.)

     D) 10-36     -  Amendment No. 7 dated as of October 12, 1994 to
                     Participation Agreement dated as of March 16, 1987 as amended, among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as
                     Funding Corporation, PNPP II Funding Corporation, as
                     New Funding Corporation, The First National Bank of
                     Boston, as Owner Trustee, The Bank of New York, as
                     Indenture Trustee and Ohio Edison Company, as Lessee.
                     (1994 Form 10-K, Exhibit 10-54.)

    (D) 10-37     -  Facility Lease dated as of March 16, 1987 between The
                     First National Bank of Boston, as Owner Trustee, with
                     Perry One Alpha Limited Partnership, Lessor, and Ohio
                     Edison Company, Lessee. (1986 Form 10-K, Exhibit 28-
                     2.)

    (D) 10-38     -  Amendment No. 1 dated as of September 1, 1987 to
                     Facility Lease dated as of March 16, 1997 between The
                     First National Bank of Boston, as Owner Trustee,
                     Lessor and Ohio Edison Company, Lessee. (1991
                     Form 10-K, Exhibit 10-49.)

    (D) 10-39     -  Amendment No. 2 dated as of November 1, 1991, to
                     Facility Lease dated as of March 16, 1987, between
                     The First National Bank of Boston, as Owner Trustee,
                     Lessor and Ohio Edison Company, Lessee. (1991
                     Form 10-K, Exhibit 10-50.)

    (D) 10-40     -  Amendment No. 3 dated as of November 24, 1992 to
                     Facility Lease dated as March 16, 1987 as amended, between The First National Bank of Boston, as Owner
                     Trustee, with Perry One Alpha Limited partnership, as
                     Owner Participant and Ohio Edison Company, as Lessee.
                     (1992 Form 10-K, Exhibit 10-54.)

    (D) 10-41     -  Amendment No. 4 dated as of January 12, 1993 to
                     Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner
                     Trustee, with Perry One Alpha Limited Partnership, as
                     Owner Participant, and Ohio Edison Company, as
                     Lessee. (1994 Form 10-K, Exhibit 10-59.)

    (D) 10-42     -  Amendment No. 5 dated as of October 12, 1994 to
                     Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner
                     Trustee, with Perry One Alpha Limited Partnership, as
                     Owner Participant, and Ohio Edison Company, as
                     Lessee. (1994 Form 10-K, Exhibit 10-60.)

    (D) 10-43     -  Letter Agreement dated as of March 19, 1987 between
                     Ohio Edison Company, Lessee, and The First National
                     Bank of Boston, Owner Trustee under a Trust dated
                     March 16, 1987 with Chase Manhattan Realty Leasing
                     Corporation, required by Section 3(d) of the Facility
                     Lease. (1986 Form 10-K, Exhibit 28-3.)

    (D) 10-44     -  Ground Lease dated as of March 16, 1987 between Ohio
                     Edison Company, Ground Lessor, and The First National
                     Bank of Boston, as Owner Trustee under a Trust
                     Agreement, dated as of March 16, 1987, with the Owner
                     Participant, Tenant. (1986 Form 10-K, Exhibit 28-4.)

    (D) 10-45     -  Trust Agreement dated as of March 16, 1987 between
                     Perry One Alpha Limited Partnership, as Owner
                     Participant, and The First National Bank of Boston.
                     (1986 Form 10-K, Exhibit 28-5.)

    (D) 10-46     -  Trust Indenture, Mortgage, Security Agreement and
                     Assignment of Facility Lease dated as of March 16,
                     1987 between The First National Bank of Boston, as
                     Owner Trustee under a Trust Agreement dated as of March 16, 1987 with Perry One Alpha Limited
                     Partnership, and Irving Trust Company, as Indenture
                     Trustee. (1986 Form 10-K, Exhibit 28-6.)

    (D) 10-47     -  Supplemental Indenture No. 1 dated as of September 1,
                     1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of
                     Boston as Owner Trustee and Irving Trust Company (now
                     The Bank of New York), as Indenture Trustee. (1991
                     Form 10-K, Exhibit 10-55.)

    (D) 10-48     -  Supplemental Indenture No. 2 dated as of November 1,
                     1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of
                     Boston, as Owner Trustee and The Bank of New York, as
                     Indenture Trustee. (1991 Form 10-K, Exhibit 10-56.)

    (D) 10-49     -  Tax Indemnification Agreement dated as of March 16,
                     1987 between Perry One, Inc. and PARock Limited
                     Partnership as General Partners and Ohio Edison
                     Company, as Lessee. (1986 Form 10-K, Exhibit 28-7.)

    (D) 10-50     -  Amendment No. 1 dated as of November 1, 1991 to Tax
                     Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited
                     Partnership and Ohio Edison Company. (1991 Form 10-K,
                     Exhibit 10-58.)

    (D) 10-51     -  Amendment No. 2 dated as of January 12, 1993 to Tax
                     Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited
                     Partnership and Ohio Edison Company. (1994 Form 10-K,
                     Exhibit 10-69.)

    (D) 10-52     -  Amendment No. 3 dated as of October 12, 1994 to Tax
                     Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited
                     Partnership and Ohio Edison Company. (1994 Form 10-K,
                     Exhibit 10-70.)

    (D) 10-53     -  Partial Mortgage Release dated as of March 19, 1987
                     under the Indenture between Ohio Edison Company and Bankers Trust Company, as Trustee, dated as of the 1st day of August 1930. (1986 Form 10-K, Exhibit 28-
                     8.)

    (D) 10-54     -  Assignment, Assumption and Further Agreement dated as
                     of March 16, 1987 among The First National Bank of
                     Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha
                     Limited Partnership, The Cleveland Electric
                     Illuminating Company, Duquesne Light Company, Ohio
                     Edison Company, Pennsylvania Power Company and Toledo
                     Edison Company. (1986 Form 10-K, Exhibit 28-9.)

    (D) 10-55     -  Additional Support Agreement dated as of March 16,
                     1987 between The First National Bank of Boston, as
                     Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited
                     Partnership, and Ohio Edison Company. (1986 Form 10-
                     K, Exhibit 28-10.)

    (D) 10-56     -  Bill of Sale, Instrument of Transfer and Severance
                     Agreement dated as of March 19, 1987 between Ohio
                     Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha
                     Limited Partnership. (1986 Form 10-K, Exhibit 28-11.)

    (D) 10-57     -  Easement dated as of March 16, 1987 from Ohio Edison
                     Company, Grantor, to The First National Bank of
                     Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha
                     Limited Partnership, Grantee. (1986 Form 10-K, File
                     Exhibit 28-12.)

        10-58     -  Participation Agreement dated as of March 16, 1987
                     among Security Pacific Capital Leasing Corporation, as Owner Participant, the Original Loan Participants listed in Schedule 1 Hereto, as Original Loan
                     Participants, PNPP Funding Corporation, as Funding
                     Corporation, The First National Bank of Boston, as
                     Owner Trustee, Irving Trust Company, as Indenture
                     Trustee and Ohio Edison Company, as Lessee. (1986
                     Form 10-K, as Exhibit 28-13.)

        10-59     -  Amendment No. 1 dated as of September 1, 1987 to
                     Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, The Original Loan Participants
                     Listed in Schedule 1 thereto, as Original Loan
                     Participants, PNPP Funding Corporation, as Funding
                     Corporation, The First National Bank of Boston, as
                     Owner Trustee, Irving Trust Company, as Indenture
                     Trustee and Ohio Edison Company, as Lessee. (1991
                     Form 10-K, Exhibit 10-65.)

        10-60     -  Amendment No. 4 dated as of November 1, 1991, to
                     Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as
                     Funding Corporation, PNPP II Funding Corporation, as
                     New Funding Corporation, The First National Bank of
                     Boston, as Owner Trustee, The Bank of New York, as
                     Indenture Trustee and Ohio Edison Company, as Lessee
                   . (1991 Form 10-K, Exhibit 10-66.)

        10-61     -  Amendment No. 5 dated as of November 24, 1992 to
                     Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing
                     Corporation, as Owner Participant, PNPP Funding
                     Corporation, as Funding Corporation, PNNP II Funding
                     Corporation, as New Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison
                     Company, as Lessee. (1992 Form 10-K, Exhibit 10-71.)

        10-62     -  Amendment No. 6 dated as of January 12, 1993 to
                     Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing
                     Corporation, as Owner Participant, PNPP Funding
                     Corporation, as Funding Corporation, PNPP II Funding
                     Corporation, as New Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison
                     Company, as Lessee. (1994 Form 10-K, Exhibit 10-80.)

        10-63     -  Amendment No. 7 dated as of October 12, 1994 to
                     Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing
                     Corporation, as Owner Participant, PNPP Funding
                     Corporation, as Funding Corporation, PNPP II Funding
                     Corporation, as New Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison
                     Company, as Lessee. (1994 Form 10-K, Exhibit 10-81.)

        10-64     -  Facility Lease dated as of March 16, 1987 between The
                     First National Bank of Boston, as Owner Trustee, with
                     Security Pacific Capital Leasing Corporation, Lessor, and Ohio Edison Company, as Lessee. (1986 Form 10-K,
                     Exhibit 28-14.)

        10-65     -  Amendment No. 1 dated as of September 1, 1987 to
                     Facility Lease dated as of March 16, 1987 between The
                     First National Bank of Boston as Owner Trustee,
                     Lessor and Ohio Edison Company, Lessee. (1991
                     Form 10-K, Exhibit 10-68.)

        10-66     -  Amendment No. 2 dated as of November 1, 1991 to
                     Facility Lease dated as of March 16, 1987 between The
                     First National Bank of Boston as Owner Trustee,
                     Lessor and Ohio Edison Company, Lessee. (1991
                     Form 10-K, Exhibit 10-69.)

        10-67     -  Amendment No. 3 dated as of November 24, 1992 to
                     Facility Lease dated as of March 16, 1987, as amended, between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital
                     Leasing Corporation, as Owner Participant and Ohio
                     Edison Company, as Lessee. (1992 Form 10-K,
                     Exhibit 10-75.)

        10-68     -  Amendment No. 4 dated as of January 12, 1993 to
                     Facility Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner
                     Trustee, with Security Pacific Capital Leasing
                     Corporation, as Owner Participant, and Ohio Edison
                     Company, as Lessee. (1992 Form 10-K, Exhibit 10-76.)

        10-69     -  Amendment No. 5 dated as of October 12, 1994 to
                     Facility Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner
                     Trustee, with Security Pacific Capital Leasing
                     Corporation, as Owner Participant, and Ohio Edison
                     Company, as Lessee. (1994 Form 10-K, Exhibit 10-87.)

        10-70     -  Letter Agreement dated as of March 19, 1987 between
                     Ohio Edison Company, as Lessee, and The First
                     National Bank of Boston, as Owner Trustee under a
                     Trust, dated as of March 16, 1987, with Security
                     Pacific Capital Leasing Corporation, required by
                     Section 3(d) of the Facility Lease. (1986 Form 10-K,
                     Exhibit 28-15.)

        10-71     -  Ground Lease dated as of March 16, 1987 between Ohio
                     Edison Company, Ground Lessor, and The First National
                     Bank of Boston, as Owner Trustee under a Trust
                     Agreement, dated as of March 16, 1987, with Perry One
                     Alpha Limited Partnership, Tenant. (1986 Form 10-K,
                     Exhibit 28-16.)

        10-72     -  Trust Agreement dated as of March 16, 1987 between
                     Security Pacific Capital Leasing Corporation, as
                     Owner Participant, and The First National Bank of
                     Boston. (1986 Form 10-K, Exhibit 28-17.)

        10-73     -  Trust Indenture, Mortgage, Security Agreement and
                     Assignment of Facility Lease dated as of March 16,
                     1987 between The First National Bank of Boston, as
                     Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing
                     Corporation, and Irving Trust Company, as Indenture
                     Trustee. (1986 Form 10-K, Exhibit 28-18.)

        10-74     -  Supplemental Indenture No. 1 dated as of September 1,
                     1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of
                     Boston, as Owner Trustee and Irving Trust Company
                     (now The Bank of New York), as Indenture Trustee.
                     (1991 Form 10-K, Exhibit 10-74.)

        10-75     -  Supplemental Indenture No. 2 dated as of November 1,
                     1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of
                     Boston, as Owner Trustee and The Bank of New York, as
                     Indenture Trustee. (1991 Form 10-K, Exhibit 10-75.)

        10-76     -  Tax Indemnification Agreement dated as of March 16,
                     1987 between Security Pacific Capital Leasing
                     Corporation, as Owner Participant, and Ohio Edison
                     Company, as Lessee. (1986 Form 10-K, Exhibit 28-19.)

        10-77     -  Amendment No. 1 dated as of November 1, 1991 to Tax
                     Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1991 Form 10-K, Exhibit 10-
                     77.)

        10-78     -  Amendment No. 2 dated as of January 12, 1993 to Tax
                     Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-
                     96.)

        10-79     -  Amendment No. 3 dated as of October 12, 1994 to Tax
                     Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-
                     97.)

        10-80     -  Assignment, Assumption and Further Agreement dated as
                     of March 16, 1987 among The First National Bank of
                     Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific
                     Capital Leasing Corporation, The Cleveland Electric
                     Illuminating Company, Duquesne Light Company, Ohio
                     Edison Company, Pennsylvania Power Company and Toledo
                     Edison Company. (1986 Form 10-K, Exhibit 28-20.)

        10-81     -  Additional Support Agreement dated as of March 16,
                     1987 between The First National Bank of Boston, as
                     Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing
                     Corporation, and Ohio Edison Company. (1986 Form 10-
                     K, Exhibit 28-21.)

        10-82     -  Bill of Sale, Instrument of Transfer and Severance
                     Agreement dated as of March 19, 1987 between Ohio
                     Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific
                     Capital Leasing Corporation, Buyer. (1986 Form 10-K,
                     Exhibit 28-22.)

        10-83     -  Easement dated as of March 16, 1987 from Ohio Edison
                     Company, Grantor, to The First National Bank of
                     Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific
                     Capital Leasing Corporation, Grantee. (1986 Form 10-
                     K, Exhibit 28-23.)

        10-84     -  Refinancing Agreement dated as of November 1, 1991
                     among Perry One Alpha Limited Partnership, as Owner
                     Participant, PNPP Funding Corporation, as Funding
                     Corporation, PNPP II Funding Corporation, as New
                     Funding Corporation, The First National Bank of
                     Boston, as Owner Trustee, The Bank of New York, as
                     Indenture Trustee, The Bank of New York, as
                     Collateral Trust Trustee, The Bank of New York, as
                     New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-82.)

        10-85     -  Refinancing Agreement dated as of November 1, 1991
                     among Security Pacific Leasing Corporation, as Owner
                     Participant, PNPP Funding Corporation, as Funding
                     Corporation, PNPP II Funding Corporation, as New
                     Funding Corporation, The First National Bank of
                     Boston, as Owner Trustee, The Bank of New York, as
                     Indenture Trustee, The Bank of New York, as
                     Collateral Trust Trustee, The Bank of New York as New
                     Collateral Trust Trustee and Ohio Edison Company, as
                     Lessee. (1991 Form 10-K, Exhibit 10-83.)

        10-86     -  Ohio Edison Company Master Decommissioning Trust
                     Agreement for Perry Nuclear Power Plant Unit One,
                     Perry Nuclear Power Plant Unit Two, Beaver Valley
                     Power Station Unit One and Beaver Valley Power
                     Station Unit Two dated July 1, 1993. (1993 Form 10-K,
                     Exhibit 10-94.)

        10-87     -  Nuclear Fuel Lease dated as of March 31, 1989,
                     between OES Fuel, Incorporated, as Lessor, and Ohio
                     Edison Company, as Lessee. (1989 Form 10-K,
                     Exhibit 10-62.)

        10-88     -  Receivables Purchase Agreement dated as November 28,
                     1989, as amended and restated as of April 23, 1993, between OES Capital, Incorporated, Corporate Asset
                     Funding Company, Inc. and Citicorp North America,
                     Inc. (1994 Form 10-K, Exhibit 10-106.)

        10-89     -  Guarantee Agreement entered into by Ohio Edison
                     Company dated as of January 17, 1991. (1990 Form 10-
                     K, Exhibit 10-64.)

        10-90     -  Transfer and Assignment Agreement among Ohio Edison
                     Company and Chemical Bank, as trustee under the OE
                     Power Contract Trust. (1990 Form 10-K, Exhibit 10-
                     65.)

        10-91     -  Renunciation of Payments and Assignment among Ohio
                     Edison Company, Monongahela Power Company, West Penn
                     Power Company, and the Potomac Edison Company dated as of January 4, 1991. (1990 Form 10-K, Exhibit 10-
                     66.)

        10-92     -  Transfer and Assignment Agreement dated May 20, 1994
                     among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994
                     Form 10-K, Exhibit 10-110.)

        10-93    -   Renunciation of Payments and Assignment among Ohio
                     Edison Company, Monongahela Power Company, West Penn
                     Power Company, and the Potomac Edison Company dated as of May 20, 1994. (1994 Form 10-K, Exhibit 10-111.)

        10-94     -  Transfer and Assignment Agreement dated October 12,
                     1994 among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994
                     Form 10-K, Exhibit 10-112.)

        10-95     -  Renunciation of Payments and Assignment among Ohio
                     Edison Company, Monongahela Power Company, West Penn
                     Power Company, and the Potomac Edison Company dated as of October 12, 1994. (1994 Form 10-K, Exhibit 10-
                     113.)

    (E) 10-96     -  Participation Agreement dated as of September 15,
                     1987, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan
                     Participants, BVPS Funding Corporation, as Funding
                     Corporation, The First National Bank of Boston, as
                     Owner Trustee, Irving Trust Company, as Indenture
                     Trustee and Ohio Edison Company as Lessee. (1987
                     Form 10-K, Exhibit 28-1.)

    (E) 10-97     -  Amendment No. 1 dated as of February 1, 1988, to
                     Participation Agreement dated as of September 15,
                     1987, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan
                     Participants, BVPS Funding Corporation, as Funding
                     Corporation, The First National Bank of Boston, as
                     Owner Trustee, Irving Trust Company, as Indenture
                     Trustee and Ohio Edison Company, as Lessee. (1987
                     Form 10-K, Exhibit 28-2.)

    (E) 10-98     -  Amendment No. 3 dated as of March 16, 1988 to
                     Participation Agreement dated as of September 15,
                     1987, as amended, among Beaver Valley Two Pi Limited
                     Partnership, as Owner Participant, BVPS Funding
                     Corporation, The First National Bank of Boston, as
                     Owner Trustee, Irving Trust Company, as Indenture
                     Trustee and Ohio Edison Company, as Lessee. (1992
                     Form 10-K, Exhibit 10-99.)

    (E) 10-99     -  Amendment No. 4 dated as of November 5, 1992 to
                     Participation Agreement dated as of September 15,
                     1987, as amended, among Beaver Valley Two Pi Limited
                     Partnership, as Owner Participant, BVPS Funding
                     Corporation, BVPS II Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison
                     Company, as Lessee. (1992 Form 10-K, Exhibit 10-100.)

    (E) 10-100    -  Amendment No. 5 dated as of September 30, 1994 to
                     Participation Agreement dated as of September 15,
                     1987, as amended, among Beaver Valley Two Pi Limited
                     Partnership, as Owner Participant, BVPS Funding
                     Corporation, BVPS II Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison
                     Company, as Lessee. (1994 Form 10-K, Exhibit 10-118.)

    (E) 10-101    -  Facility Lease dated as of September 15, 1987,
                     between The First National Bank of Boston, as Owner
                     Trustee, with Beaver Valley Two Pi Limited
                     Partnership, Lessor, and Ohio Edison Company, Lessee.
                     (1987 Form 10-K, Exhibit 28-3.)

    (E) 10-102    -  Amendment No. 1 dated as of February 1, 1988, to
                     Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner
                     Trustee, with Beaver Valley Two Pi Limited
                     Partnership, Lessor, and Ohio Edison Company, Lessee.
                     (1987 Form 10-K, Exhibit 28-4.)

    (E) 10-103    -  Amendment No. 2 dated as of November 5, 1992, to
                     Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited
                     Partnership, as Owner Participant, and Ohio Edison
                     Company, as Lessee. (1992 Form 10-K, Exhibit 10-103.)

    (E) 10-104    -  Amendment No. 3 dated as of September 30, 1994 to
                     Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited
                     Partnership, as Owner Participant, and Ohio Edison
                     Company, as Lessee. (1994 Form 10-K, Exhibit 10-122.)

    (E) 10-105    -  Ground Lease and Easement Agreement dated as of
                     September 15, 1987, between Ohio Edison Company,
                     Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited
                     Partnership, Tenant. (1987 Form 10-K, Exhibit 28-5.)

    (E) 10-106    -  Trust Agreement dated as of September 15, 1987,
                     between Beaver Valley Two Pi Limited Partnership, as
                     Owner Participant, and The First National Bank of
                     Boston. (1987 Form 10-K, Exhibit 28-6.)

    (E) 10-107    -  Trust Indenture, Mortgage, Security Agreement and
                     Assignment of Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987, with Beaver Valley
                     Two Pi Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-7.)

    (E) 10-108    -  Supplemental Indenture No. 1 dated as of February 1,
                     1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of
                     Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Beaver Valley Two
                     Pi Limited Partnership and Irving Trust Company, as
                     Indenture Trustee. (1987 Form 10-K, Exhibit 28-8.)

    (E) 10-109    -  Tax Indemnification Agreement dated as of
                     September 15, 1987, between Beaver Valley Two Pi Inc.
                     and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1987 Form 10-K,
                     Exhibit 28-9.)

    (E) 10-110    -  Amendment No. 1 dated as of November 5, 1992 to Tax
                     Indemnification Agreement dated as of September 15,
                     1987, between Beaver Valley Two Pi Inc. and PARock
                     Limited Partnership as General Partners and Ohio
                     Edison Company, as Lessee. (1994 Form 10-K,
                     Exhibit 10-128.)

    (E) 10-111    -  Amendment No. 2 dated as of September 30, 1994 to Tax
                     Indemnification Agreement dated as of September 15,
                     1987, between Beaver Valley Two Pi Inc. and PARock
                     Limited Partnership as General Partners and Ohio
                     Edison Company, as Lessee. (1994 Form 10-K,
                     Exhibit 10-129.)

    (E) 10-112    -  Tax Indemnification Agreement dated as of
                     September 15, 1987, between HG Power Plant, Inc., as
                     Limited Partner and Ohio Edison Company, as Lessee.
                     (1987 Form 10-K, Exhibit 28-10.)

    (E) 10-113    -  Amendment No. 1 dated as of November 5, 1992 to Tax
                     Indemnification Agreement dated as of September 15,
                     1987, between HG Power Plant, Inc., as Limited
                     Partner and Ohio Edison Company, as Lessee. (1994
                     Form 10-K, Exhibit 10-131.)

    (E) 10-114    -  Amendment No. 2 dated as of September 30, 1994 to Tax
                     Indemnification Agreement dated as of September 15,
                     1987, between HG Power Plant, Inc., as Limited
                     Partner and Ohio Edison Company, as Lessee. (1994
                     Form 10-K, Exhibit 10-132.)

    (E) 10-115    -  Assignment, Assumption and Further Agreement dated as
                     of September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley
                     Two Pi Limited Partnership, The Cleveland Electric
                     Illuminating Company, Duquesne Light Company, Ohio
                     Edison Company, Pennsylvania Power Company and Toledo
                     Edison Company. (1987 Form 10-K, Exhibit 28-11.)

    (E) 10-116    -  Additional Support Agreement dated as of
                     September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley
                     Two Pi Limited Partnership, and Ohio Edison Company.
                     (1987 Form 10-K, Exhibit 28-12.)

    (F) 10-117    -  Participation Agreement dated as of September 15,
                     1987, among Chrysler Consortium Corporation, as Owner
                     Participant, the Original Loan Participants listed in
                     Schedule 1 Thereto, as Original Loan Participants,
                     BVPS Funding Corporation as Funding Corporation, The
                     First National Bank of Boston, as Owner Trustee,
                     Irving Trust Company, as Indenture Trustee and Ohio
                     Edison Company, as Lessee. (1987 Form 10-K,
                     Exhibit 28-13.)

    (F) 10-118    -  Amendment No. 1 dated as of February 1, 1988, to
                     Participation Agreement dated as of September 15,
                     1987, among Chrysler Consortium Corporation, as Owner
                     Participant, the Original Loan Participants listed in
                     Schedule 1 Thereto, as Original Loan Participants,
                     BVPS Funding Corporation, as Funding Corporation, The
                     First National Bank of Boston, as Owner Trustee,
                     Irving Trust Company, as Indenture Trustee, and Ohio
                     Edison Company, as Lessee. (1987 Form 10-K,
                     Exhibit 28-14.)

    (F) 10-119    -  Amendment No. 3 dated as of March 16, 1988 to
                     Participation Agreement dated as of September 15,
                     1987, as amended, among Chrysler Consortium
                     Corporation, as Owner Participant, BVPS Funding
                     Corporation, The First National Bank of Boston, as
                     Owner Trustee, Irving Trust Company, as Indenture
                     Trustee, and Ohio Edison Company, as Lessee. (1992
                     Form 10-K, Exhibit 10-114.)

    (F) 10-120    -  Amendment No. 4 dated as of November 5, 1992 to
                     Participation Agreement dated as of September 15,
                     1987, as amended, among Chrysler Consortium
                     Corporation, as Owner Participant, BVPS Funding
                     Corporation, BVPS II Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison
                     Company, as Lessee. (1992 Form 10-K, Exhibit 10-115.)

    (F) 10-121    -  Amendment No. 5 dated as of January 12, 1993 to
                     Participation Agreement dated as of September 15,
                     1987, as amended, among Chrysler Consortium
                     Corporation, as Owner Participant, BVPS Funding
                     Corporation, BVPS II Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison
                     Company, as Lessee. (1994 Form 10-K, Exhibit 10-139.)

    (F) 10-122    -  Amendment No. 6 dated as of September 30, 1994 to
                     Participation Agreement dated as of September 15,
                     1987, as amended, among Chrysler Consortium
                     Corporation, as Owner Participant, BVPS Funding
                     Corporation, BVPS II Funding Corporation, The First
                     National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison
                     Company, as Lessee. (1994 Form 10-K, Exhibit 10-140.)

    (F) 10-123    -  Facility Lease dated as of September 15, 1987,
                     between The First National Bank of Boston, as Owner
                     Trustee, with Chrysler Consortium Corporation,
                     Lessor, and Ohio Edison Company, as Lessee. (1987
                     Form 10-K, Exhibit 28-15.)

    (F) 10-124    -  Amendment No. 1 dated as of February 1, 1988, to
                     Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner
                     Trustee, with Chrysler Consortium Corporation,
                     Lessor, and Ohio Edison Company, Lessee. (1987
                     Form 10-K, Exhibit 28-16.)

    (F) 10-125    -  Amendment No. 2 dated as of November 5, 1992 to
                     Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium
                     Corporation, as Owner Participant, and Ohio Edison
                     Company, as Lessee. (1992 Form 10-K, Exhibit 10-118.)

    (F) 10-126    -  Amendment No. 3 dated as of January 12, 1993 to
                     Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium
                     Corporation, as Owner Participant, and Ohio Edison
                     Company, as Lessee. (1992 Form 10-K, Exhibit 10-119.)

    (F) 10-127    -  Amendment No. 4 dated as of September 30, 1994 to
                     Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium
                     Corporation, as Owner Participant, and Ohio Edison
                     Company, as Lessee. (1994 Form 10-K, Exhibit 10-145.)

    (F) 10-128    -  Ground Lease and Easement Agreement dated as of
                     September 15, 1987, between Ohio Edison Company,
                     Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium
                     Corporation, Tenant. (1987 Form 10-K, Exhibit 28-17.)

    (F) 10-129    -  Trust Agreement dated as of September 15, 1987,
                     between Chrysler Consortium Corporation, as Owner
                     Participant, and The First National Bank of Boston.
                     (1987 Form 10-K, Exhibit 28-18.)

    (F) 10-130    -  Trust Indenture, Mortgage, Security Agreement and
                     Assignment of Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler
                     Consortium Corporation and Irving Trust Company, as
                     Indenture Trustee. (1987 Form 10-K, Exhibit 28-19.)

    (F) 10-131    -  Supplemental Indenture No. 1 dated as of February 1,
                     1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of
                     Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Chrysler
                     Consortium Corporation and Irving Trust Company, as
                     Indenture Trustee. (1987 Form 10-K, Exhibit 28-20.)

    (F) 10-132    -  Tax Indemnification Agreement dated as of
                     September 15, 1987, between Chrysler Consortium
                     Corporation, as Owner Participant, and Ohio Edison
                     Company, Lessee. (1987 Form 10-K, Exhibit 28-21.)

    (F) 10-133    -  Amendment No. 1 dated as of November 5, 1992 to Tax
                     Indemnification Agreement dated as of September 15,
                     1987, between Chrysler Consortium Corporation, as
                     Owner Participant, and Ohio Edison Company, as
                     Lessee. (1994 Form 10-K, Exhibit 10-151.)

    (F) 10-134    -  Amendment No. 2 dated as of January 12, 1993 to Tax
                     Indemnification Agreement dated as of September 15,
                     1987, between Chrysler Consortium Corporation, as
                     Owner Participant, and Ohio Edison Company, as
                     Lessee. (1994 Form 10-K, Exhibit 10-152.)

    (F) 10-135    -  Amendment No. 3 dated as of September 30, 1994 to Tax
                     Indemnification Agreement dated as of September 15,
                     1987, between Chrysler Consortium Corporation, as
                     Owner Participant, and Ohio Edison Company, as
                     Lessee. (1994 Form 10-K, Exhibit 10-153.)

    (F) 10-136    -  Assignment, Assumption and Further Agreement dated as
                     of September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler
                     Consortium Corporation, The Cleveland Electric
                     Illuminating Company, Duquesne Light Company, Ohio
                     Edison Company, Pennsylvania Power Company, and
                     Toledo Edison Company. (1987 Form 10-K, Exhibit 28-
                     22.)

    (F) 10-137    -  Additional Support Agreement dated as of
                     September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler
                     Consortium Corporation, and Ohio Edison Company.
                     (1987 Form 10-K, Exhibit 28-23.)

        10-138    -  Operating Agreement dated March 10, 1987 with respect
                     to Perry Unit No. 1 between the CAPCO Companies.
                     (1987 Form 10-K, Exhibit 28-24.)

        10-139    -  Operating Agreement for Bruce Mansfield Units Nos. 1,
                     2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO
                     Companies. (1987 Form 10-K, Exhibit 28-25.)

        10-140    -  Operating Agreement for W. H. Sammis Unit No. 7 dated
                     as of September 1, 1971 by and between the CAPCO
                     Companies. (1987 Form 10-K, Exhibit 28-26.)

        10-141    -  OE-APS Power Interchange Agreement dated March 18,
                     1987, by and among Ohio Edison Company and Pennsylvania Power Company, and Monongahela Power
                     Company and West Penn Power Company and The Potomac
                     Edison Company. (1987 Form 10-K, Exhibit 28-27.)

        10-142    -  OE-PEPCO Power Supply Agreement dated March 18, 1987,
                     by and among Ohio Edison Company and Pennsylvania
                     Power Company and Potomac Electric Power Company.
                     (1987 Form 10-K, Exhibit 28-28.)

        10-143    -  Supplement No. 1 dated as of April 28, 1987, to the
                     OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power
                     Company, and Potomac Electric Power Company. (1987
                     Form 10-K, Exhibit 28-29.)

        10-144    -  APS-PEPCO Power Resale Agreement dated March 18,
                     1987, by and among Monongahela Power Company, West
                     Penn Power Company, and The Potomac Edison Company and Potomac Electric Power Company. (1987 Form 10-K,
                     Exhibit 28-30.)

    (A) 12.2      -  Consolidated fixed charge ratios.

    (A) 13.1      -  2000 Annual Report to Stockholders (Only those
                     portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

    (A) 21.1      -  List of Subsidiaries of the Registrant at
                     December 31, 2000.

    (A) 23.1      -  Consent of Independent Public Accountants.

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

3.  Exhibits - Penn

         3-1      -  Agreement of Merger and Consolidation dated April 1,
                     1929, among Pennsylvania Power Company (Penn),
                     Harmony Electric Company and Peoples Power Company
                     (consummated May 31, 1930), copies of Letters Patent issued thereon, together with the Election Return and Treasurer's Return, relative to decrease of capital stock; Election Return authorizing change of capital stock and increase of indebtedness; Election Return authorizing change of capital stock; Election Return establishing 4.24% Preferred Stock; Certificate with respect to the establishment of 4.64% Preferred
                     Stock; Election Returns and Certificates of Actual
                     Sale in connection with the purchase by Penn Power of all the property of Pine-Mercer Electric Company, Industry Borough Electric Company, Ohio Township
                     Electric Company, and Shippingport Borough Electric
                     Company; Certificate of Change of Location of Penn
                     Power's principal office; Certificate of Consent authorizing increase in authorized Common Stock;
                     Certificate of Consent with respect to the removal of limitations on the authorized amount of indebtedness of Penn Power; Election Returns and Certificates of
                     Actual Sale in connection with the purchase by Penn
                     Power of all the property of Borolak Public Service
                     Company, Eastfax Public Service Company, Norango
                     Public Service Company, Sadwick Public Service
                     Company, Sosango Public Service Company, Surrick
                     Public Service Company, Wesango Public Service
                     Company, and Westfax Public Service Company;
                     Certificate of Change of Location of Penn Power's principal office; Amendment to the Charter extending the territory in which Penn Power may operate in the Borough of Shippingport, Beaver County, Pennsylvania;
                     Certificate of Consent authorizing increase in authorized Common Stock; Certificate with respect to the establishment of the 8% Preferred Stock;
                     Certificate accepting Business Corporation Law of
                     Pennsylvania for government and regulation of affairs of Penn Power; Articles of Amendment incorporating certain protective provisions relating to Preferred
                     Stock, increasing amount of authorized Preferred
                     Stock and authorizing future increases in amounts of authorized Preferred Stock without a vote of the holders of Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common
                     Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 7.64%
                     Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock; Articles of Amendment increasing the number of authorized shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 8.48% Preferred Stock; Articles of Amendment authorizing sinking fund requirements for Preferred
                     Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 11%
                     Preferred Stock; Articles of Amendment increasing the authorized number of shares of Common Stock;
                     Statement Affecting Class or Series of Shares with respect to the establishment of the 9.16% Preferred
                     Stock; Articles of Amendment increasing authorized number of shares of Common Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement Affecting Class or Series of Shares with respect to the establishment of the 8.24% Preferred Stock; Statement Affecting Class or
                     Series of Shares with respect to the establishment of the 10.50% Preferred Stock; Articles of Amendment increasing authorized number of shares of Common
                     Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement
                     Affecting Class or Series of Shares with respect to the establishment of the 15.00% Preferred Stock;
                     Statement Affecting Class or Series of Shares with respect to the establishment of the 11.50% Preferred
                     Stock; Articles of Amendment increasing authorized number of shares of Preferred Stock; Statement
                     Affecting Class or Series of Shares with respect to the establishment of the 13.00% Preferred Stock;
                     Statement Affecting Class or Series of Shares with respect to the establishment of the 11.50% Preferred
                     Stock, Series B; Articles of Amendment effective
                     April 2, 1987, adding a standard of care for, and limiting the personal liability of, officers and directors; Articles of Amendment effective April 1,
                     1992, setting forth corporate purposes of the Company; Statement With Respect to Shares with respect to the establishment of the 7.625% Preferred
                     Stock and Statement with Respect to Shares with respect to the establishment of the 7.75% Preferred
                     Stock. (Physically filed and designated respectively, as follows: in Form A-2, Registration No. 2-3889, as
                     Exhibit A-1; in Form 1-MD for 1938, File No. 2-3889, as Exhibit (a)-1; in Form 1-MD for 1945, File No. 2-
                     3889, as Exhibit A; in Form U-1, File No. 70-2310, as
                     Exhibit A-3 (d); in Form 8-K for March 1951,
                     File No. 1-3491, as Exhibit B; in Form 8-K for June
                     1958, File No. 1-3491B, as Exhibit 1; in Form 10-K for 1959 as Exhibits 1, 2, 3 and 4; in Form 8-K for
                     March 1960, File No. 1-3491B as Exhibit A; in Form U-
                     1, File No. 70-3971, as Exhibit A-2; in Form U-1,
                     File No. 70-4055, as Exhibit A-2; as Exhibits 1 through 8 in Form 8-K for January 1962, File No. 1-
                     3491; as Exhibit A in Form 8-K for August 1963,
                     File No. 1-3491; as Exhibits A and B in Form 8-K for
                     September 1969, File No. 1-3491; as Exhibit B in
                     Form 8-K for April 1971, File No. 1-3491; as
                     Exhibit B in Form 8-K for September 1971, File No. 1-
                     3491; in Form U-1, File No. 70-5264, as Exhibit A-2;
                     as Exhibit A in Form 8-K for September 1972,
                     File No. 1-3491; as Exhibit A in Form 8-K for
                     December 1972, File No. 1-3491; as Exhibit A in
                     Form 8-K for March 1973, File No. 1-3491; as
                     Exhibit A in Form 8-K for December 1973, File No. 1-
                     3491; as Exhibits A and C in Form 8-K for February
                     1974, File No. 1-3491; as Exhibits A and B in Form 8-
                     K for January 1975, File No. 1-3491; as Exhibit F in
                     Form 8-K for May 1975, File No. 1-3491; as Exhibit A in Form 8-K for April 1976, File No. 1-3491; as
                     Exhibit G in Form 10-Q for quarter ended June 30,
                     1977, File No. 1-3491; as Exhibit C in Form 10-K for
                     1977, File No. 1-3491; as Exhibit A in Form 10-K for
                     1977, File No. 1-3491, as Exhibit D in Form 10-Q for quarter ended June 30, 1980, File No. 1-3491; as
                     Exhibit (4) in Form 10-Q for quarter ended June 30,
                     1981, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended June 30, 1982, File No. 1-3491; as
                     Exhibit 4 in Form 10-Q for quarter ended
                     September 30, 1982, File No. 1-3491; as Exhibit 4 in
                     Form 10-Q for quarter ended September 30, 1983,
                     File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended March 31, 1984, File No. 1-3491; as
                     Exhibit 4 in Form 10-Q for quarter ended June 30,
                     1984, File No. 1-3491; as Exhibit 4 in Form 10-Q for quarter ended September 30, 1985, File No. 1-3491; as
                     Exhibit 3-2 in Form 10-K for 1987, File No. 1-3491;
                     as Exhibit 3-2 in Form 10-K for 1992, File No. 1-
                     3491; as Exhibit 19-2 in Form 10-K for 1992,
                     File No. 1-3491; and as Exhibit 3-2 in Form 10-K for
                     1993 File No. 1-3491.)

        3-2       -  By-Laws of Penn as amended March 25, 1992. (1992
                     Form 10-K, Exhibit 3-3, File No. 1-3491.)

        3-3       -  By-Laws of Penn as amended September 27, 1999. (1999
                     Form 10-K, Exhibit 3-3, File No. 1-3491.)

        4-1*      -  Indenture dated as of November 1, 1945, between Penn
                     and The First National Bank of the City of New York
                     (now Citibank, N.A.), as Trustee, as supplemented and amended by Supplemental Indentures dated as of May 1, 1948, March 1, 1950, February 1, 1952, October 1,
                     1957, September 1, 1962, June 1, 1963, June 1, 1969,
                     May 1, 1970, April 1, 1971, October 1, 1971, May 1,
                     1972, December 1, 1974, October 1, 1975, September 1,
                     1976, April 15, 1978, June 28, 1979, January 1, 1980,
                     June 1, 1981, January 14, 1982, August 1, 1982,
                     December 15, 1982, December 1, 1983, September 6,
                     1984, December 1, 1984, May 30, 1985, October 29,
                     1985, August 1, 1987, May 1, 1988, November 1, 1989,
                     December 1, 1990, September 1, 1991, May 1, 1992,
                     July 15, 1992, August 1, 1992, and May 1, 1993,
                     July 1, 1993, August 31, 1993, September 1, 1993,
                     September 15, 1993, October 1, 1993, November 1,
                     1993, and August 1, 1994. (Physically filed and designated as Exhibits 2(b)(1)-1 through 2(b)(1)-15 in Registration Statement File No. 2-60837; as


--------------------
     * Pursuant to paragraph (b)(4)(iii) (A) of Item 601 of Regulation S-K, Penn has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of Penn, but hereby agrees to furnish to the Commission on request any such instruments.

                     Exhibits 2(b)(2), 2(b)(3), and 2(b)(4) in
                     Registration Statement File No. 2-68906; as
                     Exhibit 4-2 in Form 10-K for 1981 File No. 1-3491; as
                     Exhibit 19-1 in Form 10-K for 1982 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1983 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1984
                     File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1985 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1987 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1988 File No. 1-3491; as Exhibit 19 in Form 10-K for 1989 File No. 1-3491; as Exhibit 19 in Form 10-K for 1990 File No. 1-3491; as Exhibit 19 in Form 10-K for 1991 File No. 1-3491; as Exhibit 19-1 in
                     Form 10-K for 1992 File No. 1-3491; as Exhibit 4-2 in Form 10-K for 1993 File No. 1-3491; and as Exhibit 4-2 in Form 10-K for 1994 File No. 1-3491.)

        4-2       -  Supplemental Indenture dated as of September 1, 1995,
                     between Penn and Citibank, N.A., as Trustee. (1995
                     Form 10-K, Exhibit 4-2.)

        4-3       -  Supplemental Indenture dated as of June 1, 1997,
                     between Penn and Citibank, N.A., as Trustee. (1997
                     Form 10-K, Exhibit 4-3.)

        4-4       -  Supplemental Indenture dated as of June 1, 1998,
                     between Penn and Citibank, N. A., as Trustee. (1998
                     Form 10-K, Exhibit 4-4.)

        4-5       -  Supplemental Indenture dated as of September 29,
                     1999, between Penn and Citibank, N.A., as Trustee.
                     (1999 Form 10-K, Exhibit 4-5.)

        4-6       -  Supplemental Indenture dated as of November 15, 1999,
                     between Penn and Citibank, N.A., as Trustee. (1999
                     Form 10-K, Exhibit 4-6.)

        10-1      -  Administration Agreement between the CAPCO Group
                     dated as of September 14, 1967. (Registration
                     Statement of Ohio Edison Company, File No. 2-43102,
                     Exhibit 5(c)(2).)

        10-2      -  Amendment No. 1 dated January 4, 1974 to
                     Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration
                     Statement No. 2-68906, Exhibit 5 (c)(3).)

        10-3      -  Transmission Facilities Agreement between the CAPCO
                     Group dated as of September 14, 1967. (Registration
                     Statement of Ohio Edison Company, File No. 2-43102,
                     Exhibit 5 (c)(3).)

        10-4      -  Amendment No. 1 dated as of January 1, 1993 to
                     Transmission Facilities Agreement between the CAPCO
                     Group dated as of September 14, 1967. (1993 Form 10-
                     K, Exhibit 10-4, Ohio Edison Company.)

        10-5      -  Agreement for the Termination or Construction of
                     Certain Agreements effective September 1, 1980 among the CAPCO Group. (Registration Statement No. 2-68906,
                     Exhibit 10-4.)

        10-6      -  Amendment dated as of December 23, 1993 to Agreement
                     for the Termination or Construction of Certain
                     Agreements effective September 1, 1980 among the
                     CAPCO Group. (1993 Form 10-K, Exhibit 10-6, Ohio
                     Edison Company.)

        10-7      -  CAPCO Basic Operating Agreement, as amended
                     September 1, 1980. (Registration Statement No. 2-
                     68906, as Exhibit 10-5.)

        10-8      -  Amendment No. 1 dated August 1, 1981 and Amendment
                     No. 2 dated September 1, 1982, to CAPCO Basic
                     Operating Agreement as amended September 1, 1980.
                     (September 30, 1981 Form 10-Q, Exhibit 20-1 and 1982
                     Form 10-K, Exhibit 19-3, File No. 1-2578, of Ohio
                     Edison Company.)

        10-9      -  Amendment No. 3 dated as of July 1, 1984, to CAPCO
                     Basic Operating Agreement as amended September 1,
                     1980. (1985 Form 10-K, Exhibit 10-7, File No. 1-2578,
                     of Ohio Edison Company.)

        10-10     -  Basic Operating Agreement between the CAPCO Companies
                     as amended October 1, 1991. (1991 Form 10-K,
                     Exhibit 10-8, File No. 1-2578, of Ohio Edison
                     Company.)

        10-11     -  Basic Operating Agreement between the CAPCO Companies
                     as amended January 1, 1993. (1993 Form 10-K,
                     Exhibit 10-11, Ohio Edison.)

        10-12     -  Memorandum of Agreement effective as of September 1,
                     1980, among the CAPCO Group. (1991 Form 10-K,
                     Exhibit 19-2, Ohio Edison Company.)

        10-13     -  Operating Agreement for Beaver Valley Power Station
                     Units Nos. 1 and 2 as Amended and Restated
                     September 15, 1987, by and between the CAPCO
                     Companies. (1987 Form 10-K, Exhibit 10-15,
                     File No. 1-2578, of Ohio Edison Company.)

        10-14     -  Construction Agreement with respect to Perry Plant
                     between the CAPCO Group dated as of July 22, 1974.
                     (Registration Statement of Toledo Edison Company,
                     File No. 2-52251, as Exhibit 5 (yy).)

        10-15     -  Memorandum of Understanding dated as of March 31,
                     1985, among the CAPCO Companies. (1985 Form 10-K,
                     Exhibit 10-35, File No. 1-2578, Ohio Edison Company.)

    (B) 10-16     -  Ohio Edison System Executive Supplemental Life
                     Insurance Plan. (1995 Form 10-K, Exhibit 10-44,
                     File No. 1-2578, Ohio Edison Company.)

    (B) 10-17     -  Ohio Edison System Executive Incentive Compensation
                     Plan. (1995 Form 10-K, Exhibit 10-45, File No. 1-
                     2578, Ohio Edison Company.)

    (B) 10-18     -  Ohio Edison System Restated and Amended Executive
                     Deferred Compensation Plan. (1995 Form 10-K,
                     Exhibit 10-46, File No. 1-2578, Ohio Edison Company.)

    (B) 10-19     -  Ohio Edison System Restated and Amended Supplemental
                     Executive Retirement Plan. (1995 Form 10-K,
                     Exhibit 10-47, File No. 1-2578, Ohio Edison Company.)

        10-20     -  Operating Agreement for Perry Unit No. 1 dated
                     March 10, 1987, by and between the CAPCO Companies.
                     (1987 Form 10-K, Exhibit 28-24, File No. 1-2578, Ohio
                     Edison Company.)

        10-21     -  Operating Agreement for Bruce Mansfield Units Nos. 1,
                     2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO
                     Companies. (1987 Form 10-K, Exhibit 28-25,
                     File No. 1-2578, Ohio Edison Company.)

        10-22     -  Operating Agreement for W. H. Sammis Unit No. 7 dated
                     as of September 1, 1971, by and between the CAPCO
                     Companies. (1987 Form 10-K, Exhibit 28-26,
                     File No. 1-2578, Ohio Edison Company.)

        10-23     -  OE-APS Power Interchange Agreement dated March 18,
                     1987, by and among Ohio Edison Company and Pennsylvania Power Company, and Monongahela Power
                     Company and West Penn Power Company and The Potomac
                     Edison Company. (1987 Form 10-K, Exhibit 28-27,
                     File No. 1-2578, of Ohio Edison Company.)

        10-24     -  OE-PEPCO Power Supply Agreement dated March 18, 1987,
                     by and among Ohio Edison Company and Pennsylvania
                     Power Company and Potomac Electric Power Company.
                     (1987 Form 10-K, Exhibit 28-28, File No. 1-2578, of
                     Ohio Edison Company.)

        10-25     -  Supplement No. 1 dated as of April 28, 1987, to the
                     OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power
                     Company and Potomac Electric Power Company. (1987
                     Form 10-K, Exhibit 28-29, File No. 1-2578, of Ohio
                     Edison Company.)

        10-26     -  APS-PEPCO Power Resale Agreement dated March 18,
                     1987, by and among Monongahela Power Company, West
                     Penn Power Company, and The Potomac Edison Company and Potomac Electric Power Company. (1987 Form 10-K,
                     Exhibit 28-30, File No. 1-2578, of Ohio Edison
                     Company.)

        10-27     -  Pennsylvania Power Company Master Decommissioning
                     Trust Agreement for Beaver Valley Power Station and
                     Perry Nuclear Power Plant dated as of April 21, 1995.
                     (Quarter ended June 30, 1995 Form 10-Q, Exhibit 10,
                     File No. 1-3491.)

        10-28     -  Nuclear Fuel Lease dated as of March 31, 1989,
                     between OES Fuel, Incorporated, as Lessor, and
                     Pennsylvania Power Company, as Lessee. (1989 Form 10-
                     K, Exhibit 10-39, File No. 1-3491.)

    (A) 12.5      -  Fixed Charge Ratios

    (A) 13.4      -  2000 Annual Report to Stockholders. (Only those
                     portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the Securities and Exchange Commission.)

    (A) 23.3      -  Consent of Independent Public Accountants.

    (A)           -  Provided herein in electronic format as an exhibit.

    (B)           -  Management contract or compensatory plan contract or
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
                     1993 among the CAPCO Group members regarding coordinated operation of the members' systems
                     (Exhibit 10b(3), 1993 Form 10-K, File Nos. 1-9130, 1-
                     2323 and 1-3583).

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
                     Valley II Funding Corporation, The Cleveland Electric
                     Illuminating Company and The Toledo Edison Company and The Bank of New York, as Trustee (Exhibit (4)(a),
                     File No. 33-46665, filed by Cleveland Electric and
                     Toledo Edison).

    10d(1)(d)     -  Form of Supplemental Indenture to Collateral Trust
                     Indenture constituting Exhibit 10d(1)(c) above, including form of Secured Lease Obligation Bond
                     (Exhibit (4)(b), File No. 33-46665, filed by
                     Cleveland Electric and Toledo Edison).

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
                     September 30, 1987 among the Owner Participant named therein, the Original Loan Participants listed in
                     Schedule II thereto, as Owner Loan Participants, CTC
                     Mansfield Funding Corporation, Meridian Trust
                     Company, as Owner Trustee, IBJ Schroder Bank & Trust
                     Company, as Indenture Trustee, and Cleveland Electric and Toledo Edison, as Lessees (Exhibit 28(a),
                     File No. 33-0128, filed by Cleveland Electric and
                     Toledo Edison).

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

    10d(14)       -  Form of Additional Support Agreement dated as of
                     September 15, 1987 between The First National Bank of
                     Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner
                     Participant named therein, and Toledo Edison
                     (Exhibit 28(g), File No. 33-18755, filed by Cleveland
                     Electric and Toledo Edison).

    10d(15)       -  Form of Support Agreement dated as of September 30,
                     1987 between Meridian Trust Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Toledo
                     Edison, Cleveland Electric, Duquesne, Ohio Edison and
                     Pennsylvania Power (Exhibit 28(e), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

    10d(16)       -  Form of Indenture, Bill of Sale, Instrument of
                     Transfer and Severance Agreement dated as of September 30, 1987 between Toledo Edison, Seller, and
                     The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner Participant named therein, Buyer
                     (Exhibit 28(h), File No. 33-18755, filed by Cleveland
                     Electric and Toledo Edison).

    10d(17)       -  Form of Bill of Sale, Instrument of Transfer and
                     Severance Agreement dated as of September 30, 1987 between Toledo Edison, Seller, and Meridian Trust
                     Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner
                     Participant named therein, Buyer (Exhibit 28(f),
                     File No. 33-20128, filed by Cleveland Electric and
                     Toledo Edison).

    10d(18)       -  Form of Bill of Sale, Instrument of Transfer and
                     Severance Agreement dated as of September 30, 1987 between Cleveland Electric, Seller, and Meridian
                     Trust Company, as Owner Trustee under a Trust
                     Agreement dated as of September 30, 1987 with the Owner Participant named therein, Buyer
                     (Exhibit 28(g), File No. 33-20128, filed by Cleveland
                     Electric and Toledo Edison).

    10d(19)       -  Forms of Refinancing Agreement, including exhibits
                     thereto, among the Owner Participant named therein, as Owner Participant, CTC Beaver Valley Funding
                     Corporation, as Funding Corporation, Beaver Valley II
                     Funding Corporation, as New Funding Corporation, The
                     Bank of New York, as Indenture Trustee, The Bank of
                     New York, as New Collateral Trust Trustee, and The
                     Cleveland Electric Illuminating Company and The
                     Toledo Edison Company, as Lessees (Exhibit
                     (28)(e)(i), File No. 33-46665, filed by Cleveland
                     Electric and Toledo Edison).

    10d(20)(a)    -  Form of Amendment No. 2 to Facility Lease among
                     Citicorp Lescaman, Inc., Cleveland Electric and
                     Toledo Edison (Exhibit 10(a), Form S-4 File No. 333-
                     47651, filed by Cleveland Electric).

    10d(20)(b)    -  Form of Amendment No. 3 to Facility Lease among
                     Citicorp Lescaman, Inc., Cleveland Electric and
                     Toledo Edison (Exhibit 10(b), Form S-4 File No. 333-
                     47651, filed by Cleveland Electric).

    10d(21)(a)    -  Form of Amendment No. 2 to Facility Lease among US
                     West Financial Services, Inc., Cleveland Electric and
                     Toledo Edison (Exhibit 10(c), Form S-4 File No. 333-
                     47651, filed by Cleveland Electric).

    10d(21)(b)    -  Form of Amendment No. 3 to Facility Lease among US
                     West Financial Services, Inc., Cleveland Electric and
                     Toledo Edison (Exhibit 10(d), Form S-4 File No. 333-
                     47651, filed by Cleveland Electric).

    10d(22)       -  Form of Amendment No. 2 to Facility Lease among
                     Midwest Power Company, Cleveland Electric and Toledo
                     Edison (Exhibit 10(e), Form S-4 File No. 333-47651, filed by Cleveland Electric).

    10e(1)        -  Centerior Energy Corporation Equity Compensation Plan
                     (Exhibit 99, Form S-8, File No. 33-59635).

3.  Exhibits - Cleveland Electric Illuminating (CEI)

    3a            -  Amended Articles of Incorporation of CEI, as amended,
                     effective May 28, 1993 (Exhibit 3a, 1993 Form 10-K,
                     File No. 1-2323).

    3b            -  Regulations of CEI, dated April 29, 1981, as amended
                     effective October 1, 1988 and April 24, 1990
                     (Exhibit 3b, 1990 Form 10-K, File No. 1-2323).

    (B)4b(1)      -  Mortgage and Deed of Trust between CEI and Guaranty
                     Trust Company of New York (now The Chase Manhattan Bank (National Association)), as Trustee, dated July 1, 1940 (Exhibit 7(a), File No. 2-4450).

                     Supplemental Indentures between CEI and the Trustee, supplemental to Exhibit 4b(1), dated as follows:

    4b(2)         -  July 1, 1940 (Exhibit 7(b), File No. 2-4450).
    4b(3)         -  August 18, 1944 (Exhibit 4(c), File No. 2-9887).
    4b(4)         -  December 1, 1947 (Exhibit 7(d), File No. 2-7306).
    4b(5)         -  September 1, 1950 (Exhibit 7(c), File No. 2-8587).
    4b(6)         -  June 1, 1951 (Exhibit 7(f), File No. 2-8994).
    4b(7)         -  May 1, 1954 (Exhibit 4(d), File No. 2-10830).
    4b(8)         -  March 1, 1958 (Exhibit 2(a)(4), File No. 2-13839).
    4b(9)         -  April 1, 1959 (Exhibit 2(a)(4), File No. 2-14753).
    4b(10)        -  December 20, 1967 (Exhibit 2(a)(4), File No. 2-
                     30759).
    4b(11)        -  January 15, 1969 (Exhibit 2(a)(5), File No. 2-30759).
    4b(12)        -  November 1, 1969 (Exhibit 2(a)(4), File No. 2-35008).
    4b(13)        -  June 1, 1970 (Exhibit 2(a)(4), File No. 2-37235).
    4b(14)        -  November 15, 1970 (Exhibit 2(a)(4), File No. 2-
                     38460).
    4b(15)        -  May 1, 1974 (Exhibit 2(a)(4), File No. 2-50537).
    4b(16)        -  April 15, 1975 (Exhibit 2(a)(4), File No. 2-52995).
    4b(17)        -  April 16, 1975 (Exhibit 2(a)(4), File No. 2-53309).
    4b(18)        -  May 28, 1975 (Exhibit 2(c), June 5, 1975 Form 8-A,
                     File No. 1-2323).
    4b(19)        -  February 1, 1976 (Exhibit 3(d)(6), 1975 Form 10 K,
                     File No. 1-2323).
    4b(20)        -  November 23, 1976 (Exhibit 2(a)(4), File No. 2-
                     57375).
    4b(21)        -  July 26, 1977 (Exhibit 2(a)(4), File No. 2-59401).
    4b(22)        -  September  7, 1977 (Exhibit 2(a)(5), File No. 2-
                     67221).
    4b(23)        -  May 1, 1978 (Exhibit 2(b), June 30, 1978 Form 10-Q,
                     File No. 1-2323).
    4b(24)        -  September 1, 1979 (Exhibit 2(a), September 30, 1979
                     Form 10-Q, File No. 1-2323).
    4b(25)        -  April 1, 1980 (Exhibit 4(a)(2), September 30, 1980
                     Form 10-Q, File No. 1-2323).
    4b(26)        -  April 15, 1980 (Exhibit 4(b), September 30, 1980
                     Form 10-Q, File No. 1-2323).
    4b(27)        -  May 28, 1980 (Exhibit 2(a)(4), Amendment No. 1,
                     File No. 2-67221).
    4b(28)        -  June 9, 1980 (Exhibit 4(d), September 30, 1980
                     Form 10-Q, File No. 1-2323).
    4b(29)        -  December 1, 1980 (Exhibit 4(b)(29), 1980 Form 10-K,
                     File No. 1-2323).
    4b(30)        -  July 28, 1981 (Exhibit 4(a), September 30, 1981,
                     Form 10-Q, File No. 1-2323).
    4b(31)        -  August 1, 1981 (Exhibit 4(b), September 30, 1981,
                     Form 10-Q, File No. 1-2323).
    4b(32)        -  March 1, 1982 (Exhibit 4(b)(3), Amendment No. 1,
                     File No. 2-76029).
    4b(33)        -  July 15, 1982 (Exhibit 4(a), September 30, 1982
                     Form 10-Q, File No. 1-2323).
    4b(34)        -  September 1, 1982 (Exhibit 4(a)(1), September 30,
                     1982 Form 10-Q, File No. 1-2323).
    4b(35)        -  November 1, 1982 (Exhibit  (a)(2), September 30, 1982
                     Form 10-Q, File No. 1-2323).
    4b(36)        -  November 15, 1982 (Exhibit 4(b)(36), 1982 Form 10-K,
                     File No. 1-2323).
    4b(37)        -  May 24, 1983 (Exhibit 4(a), June 30, 1983 Form 10-Q,
                     File No. 1-2323).
    4b(38)        -  May 1, 1984 (Exhibit 4, June 30, 1984 Form 10-Q,
                     File No. 1-2323).
    4b(39)        -  May 23, 1984 (Exhibit 4, May 22, 1984 Form 8-K,
                     File No. 1-2323).
    4b(40)        -  June 27, 1984 (Exhibit 4, June 11, 1984 Form 8-K,
                     File No. 1-2323).
    4b(41)        -  September 4, 1984 (Exhibit 4b(41), 1984 Form 10-K,
                     File No. 1-2323).
    4b(42)        -  November 14, 1984 (Exhibit 4b(42), 1984 Form 10 K,
                     File No. 1-2323).
    4b(43)        -  November 15, 1984 (Exhibit 4b(43), 1984 Form 10-K,
                     File No. 1-2323).
    4b(44)        -  April 15, 1985 (Exhibit 4(a), May 8, 1985 Form 8-K,
                     File No. 1-2323).
    4b(45)        -  May 28, 1985 (Exhibit 4(b), May 8, 1985 Form 8-K,
                     File No. 1-2323)
    4b(46)        -  August 1, 1985 (Exhibit 4, September 30, 1985
                     Form 10-Q, File No. 1-2323).
    4b(47)        -  September 1, 1985 (Exhibit 4, September 30, 1985
                     Form 8-K, File No. 1-2323).
    4b(48)        -  November 1, 1985 (Exhibit 4, January 31, 1986 Form 8-
                     K, File No. 1-2323).
    4b(49)        -  April 15, 1986 (Exhibit 4, March 31, 1986 Form 10-Q,
                     File No. 1-2323).
    4b(50)        -  May 14, 1986 (Exhibit 4(a), June 30, 1986 Form 10-Q,
                     File No. 1-2323).
    4b(51)        -  May 15, 1986 (Exhibit 4(b), June 30, 1986 Form 10-Q,
                     File No. 1-2323).
    4b(52)        -  February 25, 1987 (Exhibit 4b(52), 1986 Form 10-K,
                     File No. 1-2323).
    4b(53)        -  October 15, 1987 (Exhibit 4, September 30, 1987 Form
                     10-Q, File No. 1-2323).
    4b(54)        -  February 24, 1988 (Exhibit 4b(54), 1987 Form 10-K,
                     File No. 1-2323).
    4b(55)        -  September 15, 1988 (Exhibit 4b(55), 1988 Form 10-K,
                     File No. 1-2323).
    4b(56)        -  May 15, 1989 (Exhibit 4(a)(2)(i), File No. 33-32724).
    4b(57)        -  June 13, 1989 (Exhibit 4(a)(2)(ii), File No. 33-
                     32724).
    4b(58)        -  October 15, 1989 (Exhibit 4(a)(2)(iii), File No. 33-
                     32724).
    4b(59)        -  January 1, 1990 (Exhibit 4b(59), 1989 Form 10-K,
                     File No. 1-2323).
    4b(60)        -  June 1, 1990 (Exhibit 4(a). September 30, 1990
                     Form 10-Q, File No. 1-2323).
    4b(61)        -  August 1, 1990 (Exhibit 4(b), September 30, 1990
                     Form 10-Q, File No. 1-2323).
    4b(62)        -  May 1, 1991 (Exhibit 4(a), June 30, 1991 Form 10-Q,
                     File No. 1-2323).
    4b(63)        -  May 1, 1992 (Exhibit 4(a)(3), File No. 33-48845).
    4b(64)        -  July 31, 1992 (Exhibit 4(a)(3), File No. 33-57292).
    4b(65)        -  January 1, 1993 (Exhibit 4b(65), 1992 Form 10-K,
                     File No. 1-2323).
    4b(66)        -  February 1, 1993 (Exhibit 4b(66), 1992 Form 10-K,
                     File No. 1-2323).
    4b(67)        -  May 20, 1993 (Exhibit 4(a), July 14, 1993 Form 8-K,
                     File No. 1-2323).
    4b(68)        -  June 1, 1993 (Exhibit 4(b), July 14, 1993 Form 8-K,
                     File No. 1-2323).
    4b(69)        -  September 15, 1994 (Exhibit 4(a), September 30, 1994
                     Form 10-Q, File No. 1-2323).
    4b(70)        -  May 1, 1995 (Exhibit 4(a), September 30, 1995
                     Form 10-Q, File No. 1-2323).
    4b(71)        -  May 2, 1995 (Exhibit 4(b), September 30, 1995
                     Form 10-Q, File No. 1-2323).
    4b(72)        -  June 1, 1995 (Exhibit 4(c), September 30, 1995
                     Form 10-Q, File No. 1-2323).
    4b(73)        -  July 15, 1995 (Exhibit 4b(73), 1995 Form 10-K,
                     File No. 1-2323).
    4b(74)        -  August 1, 1995 (Exhibit 4b(74), 1995 Form 10-K,
                     File No. 1-2323).
    4b(75)        -  June 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-
                     35931, filed by Cleveland Electric and Toledo
                     Edison).
    4b(76)        -  October 15, 1997 (Exhibit 4(a), Form S-4
                     File No. 333-47651, filed by Cleveland Electric).
    4b(77)        -  June 1, 1998 (Exhibit 4b(77), Form S-4 File No. 333-
                     72891).
    4b(78)        -  October 1, 1998 (Exhibit 4b(78), Form S-4
                     File No. 333-72891).
    4b(79)        -  October 1, 1998 (Exhibit 4b(79), Form S-4
                     File No. 333-72891).
    4b(80)        -  February 24, 1999 (Exhibit 4b(80), Form S-4
                     File No. 333-72891).
    4b(81)        -  September 29, 1999. (Exhibit 4b(81), 1999 Form 10-K,
                     File No. 1-2323).
    4b(82)        -  January 15, 2000. (Exhibit 4b(82), 1999 Form 10-K,
                     File No. 1-2323).

    4d            -  Form of Note Indenture between Cleveland Electric and
                     The Chase Manhattan Bank, as Trustee dated as of
                     October 24, 1997 (Exhibit 4(b), Form S-4 File
                     No. 333-47651, filed by Cleveland Electric).

    4d(1)         -  Form of Supplemental Note Indenture between Cleveland
                     Electric and The Chase Manhattan Bank, as Trustee dated as of October 24, 1997 (Exhibit 4(c), Form S-4
                     File No. 333-47651, filed by Cleveland Electric).

    10-1          -  Administration Agreement between the CAPCO Group
                     dated as of September 14, 1967. (Registration No. 2-
                     43102, Exhibit 5(c)(2).)

    10-2          -  Amendment No. 1 dated January 4, 1974 to
                     Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-
                     68906, Exhibit 5(c)(3).)

    10-3          -  Transmission Facilities Agreement between the CAPCO
                     Group dated as of September 14, 1967. (Registration
                     No. 2-43102, Exhibit 5(c)(3).)

    10-4          -  Amendment No. 1 dated as of January 1, 1993 to
                     Transmission Facilities Agreement between the CAPCO
                     Group dated as of September 14, 1967. (1993 Form 10-
                     K, Exhibit 10-4.)

    10-5          -  Agreement for the Termination or Construction of
                     Certain Agreements effective September 1, 1980,
                     October 15, 1997 (Exhibit 4(a), Form S-4 File
                     No. 333-47651, filed by Cleveland Electric).

    (A)12.3       -  Consolidated fixed charge ratios.

    (A)13.2       -  2000 Annual Report to Stockholders. (Only those
                     portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

    (A)21.2       -  List of Subsidiaries of the Registrant at
                     December 31, 2000.

    (A)23.2       -  Consent of Independent Public Accountants.

    (A)           -  Provided herein in electronic format as an exhibit.

    (B)           -  Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of
                     Regulation S-K, CEI has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of CEI, but hereby agrees to furnish to the Commission on request any such instruments.

3.  Exhibits - Toledo Edison (TE)

Exhibit
Number
-------

    3a            -  Amended Articles of Incorporation of TE, as amended
                     effective October 2, 1992 (Exhibit 3a, 1992 Form 10-
                     K, File No. 1-3583).

    3b            -  Code of Regulations of TE dated January 28, 1987, as
                     amended effective July 1 and October 1, 1988 and
                     April 24, 1990 (Exhibit 3b, 1990 Form 10-K, File
                     No. 1-3583).

    (B)4b(1)      -  Indenture, dated as of April 1, 1947, between TE and
                     The Chase National Bank of the City of New York (now The Chase Manhattan Bank (National Association)) (Exhibit 2(b), File No. 2-26908).

    4b(2)         -  September 1, 1948 (Exhibit 2(d), File No. 2-26908).
    4b(3)         -  April 1, 1949 (Exhibit 2(e), File No. 2-26908).
    4b(4)         -  December 1, 1950 (Exhibit 2(f), File No. 2-26908).
    4b(5)         -  March 1, 1954 (Exhibit 2(g), File No. 2-26908).
    4b(6)         -  February 1, 1956 (Exhibit 2(h), File No. 2-26908).
    4b(7)         -  May 1, 1958 (Exhibit 5(g), File No. 2-59794).
    4b(8)         -  August 1, 1967 (Exhibit 2(c), File No. 2-26908).
    4b(9)         -  November 1, 1970 (Exhibit 2(c), File No. 2-38569).
    4b(10)        -  August 1, 1972 (Exhibit 2(c), File No. 2-44873).
    4b(11)        -  November 1, 1973 (Exhibit 2(c), File No. 2-49428).
    4b(12)        -  July 1, 1974 (Exhibit 2(c), File No. 2-51429).
    4b(13)        -  October 1, 1975 (Exhibit 2(c), File No. 2-54627).
    4b(14)        -  June 1, 1976 (Exhibit 2(c), File No. 2-56396).
    4b(15)        -  October 1, 1978 (Exhibit 2(c), File No. 2-62568).
    4b(16)        -  September 1, 1979 (Exhibit 2(c), File No. 2-65350).
    4b(17)        -  September 1, 1980 (Exhibit 4(s), File No. 2-69190).
    4b(18)        -  October 1, 1980 (Exhibit 4(c), File No. 2-69190).
    4b(19)        -  April 1, 1981 (Exhibit 4(c), File No. 2-71580).
    4b(20)        -  November 1, 1981 (Exhibit 4(c), File No. 2-74485).
    4b(21)        -  June 1, 1982 (Exhibit 4(c), File No. 2-77763).
    4b(22)        -  September 1, 1982 (Exhibit 4(x), File No. 2-87323).
    4b(23)        -  April 1, 1983 (Exhibit 4(c), March 31, 1983, Form 10-
                     Q, File No. 1-3583).
    4b(24)        -  December 1, 1983 (Exhibit 4(x), 1983 Form 10-K,
                     File No. 1-3583).
    4b(25)        -  April 1, 1984 (Exhibit 4(c), File No. 2-90059).
    4b(26)        -  October 15, 1984 (Exhibit 4(z), 1984 Form 10-K,
                     File No. 1-3583).
    4b(27)        -  October 15, 1984 (Exhibit 4(aa), 1984 Form 10-K,
                     File No. 1-3583).
    4b(28)        -  August 1, 1985 (Exhibit 4(dd), File No. 33-1689).
    4b(29)        -  August 1, 1985 (Exhibit 4(ee), File No. 33-1689).
    4b(30)        -  December 1, 1985 (Exhibit 4(c), File No. 33-1689).
    4b(31)        -  March 1, 1986 (Exhibit 4b(31), 1986 Form 10-K,
                     File No. 1-3583).
    4b(32)        -  October 15, 1987 (Exhibit 4, September 30, 1987
                     Form 10-Q, File No. 1-3583).
    4b(33)        -  September 15, 1988 (Exhibit 4b(33), 1988 Form 10-K,
                     File No. 1-3583).
    4b(34)        -  June 15, 1989 (Exhibit 4b(34), 1989 Form 10-K,
                     File No. 1-3583).
    4b(35)        -  October 15, 1989 (Exhibit 4b(35), 1989 Form 10-K,
                     File No. 1-3583).
    4b(36)        -  May 15, 1990 (Exhibit 4, June 30, 1990 Form 10-Q,
                     File No. 1-3583).
    4b(37)        -  March 1, 1991 (Exhibit 4(b), June 30, 1991 Form 10-Q,
                     File No. 1-3583).
    4b(38)        -  May 1, 1992 (Exhibit 4(a)(3), File No. 33-48844).
    4b(39)        -  August 1, 1992 (Exhibit 4b(39), 1992 Form 10-K,
                     File No. 1-3583).
    4b(40)        -  October 1, 1992 (Exhibit 4b(40), 1992 Form 10-K,
                     File No. 1-3583).
    4b(41)        -  January 1, 1993 (Exhibit 4b(41), 1992 Form 10-K,
                     File No. 1-3583).
    4b(42)        -  September 15, 1994 (Exhibit 4(b), September 30, 1994
                     Form 10-Q, File No. 1-3583).
    4b(43)        -  May 1, 1995 (Exhibit 4(d), September 30, 1995
                     Form 10-Q, File No. 1-3583).
    4b(44)        -  June 1, 1995 (Exhibit 4(e), September 30, 1995
                     Form 10-Q, File No. 1-3583).
    4b(45)        -  July 14, 1995 (Exhibit 4(f), September 30, 1995
                     Form 10-Q, File No. 1-3583).
    4b(46)        -  July 15, 1995 (Exhibit 4(g), September 30, 1995
                     Form 10-Q, File No. 1-3583).
    4b(47)        -  August 1, 1997 (Exhibit 4b(47), 1998 Form 10-K,
                     File No. 1-3583).
    4b(48)        -  June 1, 1998 (Exhibit 4b (48), 1998 Form 10-K,
                     File No. 1-3583).
    4b(49)        -  January 15, 2000. (Exhibit 4b(49), 1999 Form 10-K,
                     File No.  1-3583).
(A) 4b(50)        -  May 1, 2000.

(A) 12.4          -  Consolidated fixed charge ratios.

(A) 13.3          -  2000 Annual Report to Stockholders. (Only those
                     portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

(A) 21.3          -  List of Subsidiaries of the Registrant at
                     December 31, 2000.

(A)               -  Provided herein in electronic format as an exhibit.

(B)               -  Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of
                     Regulation S-K, TE has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of TE, but hereby agrees to furnish to the Commission on request any such instruments.

       (b) Reports on Form 8-K

       FirstEnergy-
       -----------

       One report on Form 8-K was filed since September 30, 2000. A report dated November 27, 2000 reported that the common stock shareholders of FirstEnergy Corp. and GPU, Inc. approved the Agreement and Plan of Merger whereby FirstEnergy would acquire all of the outstanding shares of GPU's common stock.

       OE, CEI, TE, Penn-
       ------------------

         None.





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of FirstEnergy Corp.:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in FirstEnergy Corp.'s Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 16, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.









ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  February 16, 2001.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Ohio Edison Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Ohio Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 16, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.









ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  February 16, 2001.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Cleveland Electric Illuminating Company:

We have audited, in accordance with auditing standards generally accepted in the Unites States, the consolidated financial statements included in The Cleveland Electric Illuminating Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 16, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in
Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.









ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  February 16, 2001.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Toledo Edison Company:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in The Toledo Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 16, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.









ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  February 16, 2001.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Pennsylvania Power Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in Pennsylvania Power Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 16, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.









ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  February 16, 2001.


                                                                                                   SCHEDULE II

                                                     FIRSTENERGY CORP.

                                       CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                    Additions
                                                              ---------------------
                                                                           Charged
                                                  Beginning     Charged    to Other                 Ending
               Description                         Balance     to Income   Accounts   Deductions   Balance
               -----------                        ----------   ---------   --------   ----------   -------
                                                                            (In Thousands)
   Year Ended December 31, 2000:

     Accumulated provision for
       uncollectible accounts - customers         $ 6,719      $20,841   $2,218 (a)   $13,978 (b)  $15,800
                                                  =======      =======   ======       =======      =======
                              - other             $ 5,359      $15,951   $   -- (a)   $   824 (b)  $20,486
                                                  =======      =======   ======       =======      =======

   Year Ended December 31, 1999:

     Accumulated provision for
       uncollectible accounts - customers         $ 6,397      $ 8,668   $2,313 (a)   $10,659 (b)  $ 6,719
                                                  =======      =======   ======       =======      =======
                              - other             $46,251      $ 4,039   $   18 (a)   $44,949 (b)  $ 5,359
                                                  =======      =======   ======       =======      =======

   Year Ended December 31, 1998:

     Accumulated provision for
       uncollectible accounts - customers         $ 5,618      $28,984   $2,290 (a)   $30,495 (b)  $ 6,397
                                                  =======      =======   ======       =======      =======
                              - other             $ 4,026      $45,836   $   42 (a)   $ 3,653 (b)  $46,251
                                                  =======      =======   ======       =======      =======

-----------------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.


                                                                                                   SCHEDULE II
                                                  OHIO EDISON COMPANY

                                    CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                    Additions
                                                              ---------------------
                                                                           Charged
                                                  Beginning     Charged    to Other                 Ending
               Description                         Balance     to Income   Accounts   Deductions   Balance
               -----------                        ----------   ---------   --------   ----------   -------
                                                                            (In Thousands)
   Year Ended December 31, 2000:

     Accumulated provision for
       uncollectible accounts  - customers         $6,452      $16,808     $2,218 (a)  $13,701 (b) $11,777
                                                   ======      =======     ======      =======      ======
                               - other             $1,000      $    --     $   --      $    --     $ 1,000
                                                   ======      =======     ======      =======     =======


   Year Ended December 31, 1999:

     Accumulated provision for
       uncollectible accounts  - customers         $6,397      $ 8,401     $2,313 (a)  $10,659 (b) $ 6,452
                                                   ======      =======     ======      =======     =======
                               - other             $   --      $ 1,000     $   --      $    --     $ 1,000
                                                   ======      =======     ======      =======     =======


   Year Ended December 31, 1998:

     Accumulated provision for
       uncollectible accounts                      $5,618      $ 7,933     $2,290 (a)  $ 9,444 (b) $ 6,397
                                                   ======      =======     ======      =======     =======


-----------------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.



                                                                                                   SCHEDULE II

                                     THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                   CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                    Additions
                                                              ---------------------
                                                                           Charged
                                                  Beginning     Charged    to Other                 Ending
               Description                         Balance     to Income   Accounts   Deductions   Balance
               -----------                        ----------   ---------   --------   ----------   -------
                                                                            (In Thousands)
   Year Ended December 31, 2000:

     Accumulated provision for
       uncollectible accounts                      $1,000        $    --    $   --     $   --      $1,000
                                                   ======        =======    ======     ======      ======

   Year Ended December 31, 1999:

     Accumulated provision for
       uncollectible accounts                      $  491        $ 1,180    $   18 (a) $  689 (b)  $1,000
                                                   ======        =======    ======     ======      ======

   Year Ended December 31, 1998:

     Accumulated provision for
       uncollectible accounts                      $1,226        $   (16)   $   42 (a) $  761 (b)  $  491
                                                   ======        =======    ======     ======      ======

-----------------
(a) Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.


                                                                                                   SCHEDULE II

                                            THE TOLEDO EDISON COMPANY

                                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                    Additions
                                                              ---------------------
                                                                           Charged
                                                  Beginning     Charged    to Other                 Ending
               Description                         Balance     to Income   Accounts   Deductions   Balance
               -----------                        ----------   ---------   --------   ----------   -------
                                                                            (In Thousands)
   Year Ended December 31, 2000:

     Accumulated provision for
       uncollectible accounts                     $   --       $   --       $   --      $   --      $   --
                                                  ======       ======       ======      ======      ======

   Year Ended December 31, 1999:

     Accumulated provision for
       uncollectible accounts                     $  100       $   --       $   --      $  100 (a)  $   --
                                                  ======       ======       ======      ======      ======


   Year Ended December 31, 1998:

     Accumulated provision for
       uncollectible accounts                     $2,800       $  192       $   --      $2,892 (a)  $  100
                                                  ======       ======       ======      ======      ======


------------------------
(a)  Represents the write-off of accounts considered to be uncollectible.


                                                                                                   SCHEDULE  II


                                         PENNSYLVANIA POWER COMPANY

                                      VALUATION AND QUALIFYING ACCOUNTS
                             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                    Additions
                                                              ---------------------
                                                                           Charged
                                                  Beginning     Charged    to Other                 Ending
               Description                         Balance     to Income   Accounts   Deductions   Balance
               -----------                        ----------   ---------   --------   ----------   -------
                                                                            (In Thousands)
   Year Ended December 31, 2000:

     Accumulated provision for
       uncollectible accounts                       $3,537      $ (496)    $478 (a)    $2,891 (b)   $  628
                                                    ======      ======     ====        ======       ======

   Year Ended December 31, 1999:

     Accumulated provision for
       uncollectible accounts                       $3,599      $1,289     $300 (a)    $1,651 (b)   $3,537
                                                    ======      ======     ====        ======       ======

   Year Ended December 31, 1998:

     Accumulated provision for
       uncollectible accounts                       $3,609      $1,242     $409 (a)    $1,661 (b)   $3,599
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


                               FIRSTENERGY CORP.



                                   BY /s/H. Peter Burg
                                      --------------------------------
                                         H. Peter Burg
                                         Chairman of the Board
                                         and Chief Executive Officer


Date:  March 20, 2001


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/H. Peter Burg                      /s/Anthony J. Alexander
----------------------------------    --------------------------------
   H. Peter Burg                         Anthony J. Alexander
   Chairman of the Board                 President and Director
   and Chief Executive Officer
   and Director (Principal
   Executive Officer)


/s/Richard H. Marsh                   /s/Harvey L. Wagner
----------------------------------    --------------------------------
   Richard H. Marsh                      Harvey L. Wagner
   Vice President and Chief              Controller
   Financial Officer                     (Principal Accounting Officer)
   (Principal Financial Officer)


/s/Carol A. Cartwright                /s/Paul J. Powers
----------------------------------    --------------------------------
   Carol A. Cartwright                   Paul J. Powers
   Director                              Director


/s/William F. Conway
----------------------------------    --------------------------------
   William F. Conway                     Robert C. Savage
   Director                              Director


/s/Robert B. Heisler, Jr.             /s/George M. Smart
----------------------------------    --------------------------------
   Robert B. Heisler, Jr.                George M. Smart
   Director                              Director


/s/Robert L. Loughhead                /s/Jesse T. Williams, Sr.
----------------------------------    --------------------------------
   Robert L. Loughhead                   Jesse T. Williams, Sr.
   Director                              Director


/s/Russell W. Maier
----------------------------------
   Russell W. Maier
   Director



Date:  March 20, 2001

                                SIGNATURES





          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                OHIO EDISON COMPANY


                                BY  /s/H. Peter Burg
                                    ----------------------------------
                                       H. Peter Burg
                                       President



Date:  March 20, 2001




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/H. Peter Burg                      /s/Richard H. Marsh
----------------------------------    --------------------------------
   H. Peter Burg                         Richard H. Marsh
   President and Director                Vice President and Director
   (Principal Executive Officer)         (Principal Financial Officer)




/s/Harvey L. Wagner                   /s/Anthony J. Alexander
----------------------------------    --------------------------------
   Harvey L. Wagner                      Anthony J. Alexander
   Controller                            Director
   (Principal Accounting Officer)




Date:  March 20, 2001


                              SIGNATURES





          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE CLEVELAND ELECTRIC
                               ILLUMINATING COMPANY



                              BY  /s/H. Peter Burg
                                  ------------------------------------
                                     H. Peter Burg
                                     President

Date:  March 20, 2001




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/H. Peter Burg                      /s/Richard H. Marsh
----------------------------------    --------------------------------
   H. Peter Burg                         Richard H. Marsh
   President and Director                Vice President and Director
   (Principal Executive Officer)         (Principal Financial Officer)




/s/Harvey L. Wagner                   /s/Anthony J. Alexander
----------------------------------    --------------------------------
   Harvey L. Wagner                      Anthony J. Alexander
   Controller                            Director
   (Principal Accounting Officer)



Date:  March 20, 2001

                                SIGNATURES





          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE TOLEDO EDISON COMPANY

                                      BY  /s/H. Peter Burg
                                      --------------------------------
                                             H. Peter Burg
                                             President

Date:  March 20, 2001



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/H. Peter Burg                      /s/Richard H. Marsh
----------------------------------    --------------------------------
   H. Peter Burg                         Richard H. Marsh
   President and Director                Vice President and Director
   (Principal Executive Officer)         (Principal Financial Officer)




/s/Harvey L. Wagner                   /s/Anthony J. Alexander
----------------------------------    --------------------------------
   Harvey L. Wagner                      Anthony J. Alexander
   Controller                            Director
   (Principal Accounting Officer)






Date:  March 20, 2001


                                SIGNATURES





          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PENNSYLVANIA POWER COMPANY

                                      BY  /s/H. Peter Burg
                                      --------------------------------
                                             H. Peter Burg
                                             Chairman of the Board and
                                             Chief Executive Officer


Date:  March 20, 2001



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/H. Peter Burg                      /s/Richard H. Marsh
----------------------------------    --------------------------------
   H. Peter Burg                         Richard H. Marsh
   Chairman of the Board and             Vice President and Director
   Chief Executive Officer               (Principal Financial Officer)
   (Principal Executive Officer)



/s/Harvey L. Wagner                   /s/Anthony J. Alexander
----------------------------------    --------------------------------
   Harvey L. Wagner                      Anthony J. Alexander
   Controller                            Director
   (Principal Accounting Officer)



Date:  March 20, 2001

18





1