Form 10-K/A
period 2000-12-31
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 2001-04-16
CIK 1031296, 20947, 73960, 77278, 352049

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

          The merger has been approved by the respective shareholders of the Company and GPU, the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC), State of New York Department of Public Service and the Federal Communications Commission, and is expected to close promptly after all of the conditions to the consummation of the merger, including the receipt of all necessary regulatory approvals, are fulfilled or waived. The Company and GPU are working to secure the receipt of all remaining necessary regulatory approvals, including, but not limited to, the Securities and Exchange Commission (SEC), by the end of the second quarter of 2001.

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


                                SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



April 16, 2001



                                   FIRSTENERGY CORP.
                                   -----------------
                                      Registrant




                               /s/  Harvey L. Wagner
                        ------------------------------------
                                    Harvey L. Wagner
                                       Controller
                              Principal Accounting Officer










                                SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



April 16, 2001




                                  OHIO EDISON COMPANY
                                  -------------------
                                      Registrant




                               /s/  Harvey L. Wagner
                        ------------------------------------
                                    Harvey L. Wagner
                                       Controller
                              Principal Accounting Officer




                                SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



April 16, 2001




                                THE CLEVELAND ELECTRIC
                                ----------------------
                                 ILLUMINATING COMPANY
                                 --------------------
                                      Registrant








                               /s/  Harvey L. Wagner
                        ------------------------------------
                                    Harvey L. Wagner
                                       Controller
                              Principal Accounting Officer






                                SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



April 16, 2001




                              THE TOLEDO EDISON COMPANY
                              -------------------------
                                     Registrant








                               /s/  Harvey L. Wagner
                        ------------------------------------
                                    Harvey L. Wagner
                                       Controller
                              Principal Accounting Officer







                                SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



April 16, 2001




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


18





1