Form 10-Q
period 2001-03-31
FIRSTENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO
filed 2001-05-15
CIK 1031296, 20947, 73960, 77278, 352049

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

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

Yes  X    No
    ---     ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          OUTSTANDING
               CLASS                                   AS OF MAY 10, 2001
               -----                                   ------------------
  FirstEnergy Corp., $.10 par value                        223,981,580
  Ohio Edison Company, no par value                                100
  The Cleveland Electric Illuminating Company,
    no par value                                            79,590,689
  The Toledo Edison Company, $5 par value                   39,133,887
  Pennsylvania Power Company, $30 par value                  6,290,000

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

          This Form 10-Q includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "potential", "expect", "believe", "estimate" and similar words. Actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy and commodity market prices, legislative and regulatory changes (including revised environmental requirements), the availability and cost of capital, inability to accomplish or realize anticipated benefits of strategic goals (including the merger with GPU, Inc.) and other similar factors.

                           TABLE OF CONTENTS



                                                                     Pages

Part I.      Financial Information

             Notes to Financial Statements                            1-5

         FirstEnergy Corp.

             Consolidated Statements of Income                         6
             Consolidated Balance Sheets                              7-8
             Consolidated Statements of Cash Flows                     9
             Report of Independent Public Accountants                  10
             Management's Discussion and Analysis of Results
               of Operations and Financial Condition                 11-15

         Ohio Edison Company

             Consolidated Statements of Income                         16
             Consolidated Balance Sheets                             17-18
             Consolidated Statements of Cash Flows                     19
             Report of Independent Public Accountants                  20
             Management's Discussion and Analysis of Results
               of Operations and Financial Condition                 21-23

         The Cleveland Electric Illuminating Company

             Consolidated Statements of Income                         24
             Consolidated Balance Sheets                             25-26
             Consolidated Statements of Cash Flows                     27
             Report of Independent Public Accountants                  28
             Management's Discussion and Analysis of Results
               of Operations and Financial Condition                 29-30

         The Toledo Edison Company

             Consolidated Statements of Income                         31
             Consolidated Balance Sheets                             32-33
             Consolidated Statements of Cash Flows                     34
             Report of Independent Public Accountants                  35
             Management's Discussion and Analysis of Results
               of Operations and Financial Condition                 36-37

         Pennsylvania Power Company

             Statements of Income                                      38
             Balance Sheets                                          39-40
             Statements of Cash Flows                                  41
             Report of Independent Public Accountants                  42
             Management's Discussion and Analysis of Results
               of Operations and Financial Condition                 43-44

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

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1 -  FINANCIAL STATEMENTS:

          The principal business of FirstEnergy Corp. (FirstEnergy) is the holding, directly or indirectly, of all of the outstanding common stock of its five principal electric utility operating subsidiaries, Ohio Edison Company (OE), The Cleveland Electric Illuminating Company (CEI), The Toledo Edison Company (TE), Pennsylvania Power Company (Penn) and American Transmission Systems, Inc. (ATSI). These utility subsidiaries are referred to throughout as "Companies." Penn is a wholly owned subsidiary of OE. FirstEnergy's other principal subsidiaries include FirstEnergy Services Corp. (FE Services); FirstEnergy Facilities Services Group, LLC (FE Facilities); MARBEL Energy Corporation (MARBEL) and FirstEnergy Nuclear Operating Company (FENOC). FE Services provides energy-related products and services and has two subsidiaries, Penn Power Energy, Inc., which provides electric generation services and other energy services to Pennsylvania customers and FirstEnergy Generation Corp., which operates the nonnuclear generating facilities of the Companies. FENOC operates the nuclear generating facilities of the Companies.

          The condensed unaudited financial statements of FirstEnergy and each of the Companies reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in connection with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 2000 for FirstEnergy and the Companies. Significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The reported results of operations are not indicative of results of operations for any future period. Certain prior year amounts have been reclassified to conform with the current year presentation.

          The sole assets of the subsidiary trust that is the obligor on the preferred securities included in FirstEnergy's and OE's capitalization are $123,711,350 principal amount of 9% Junior Subordinated Debentures of OE due December 31, 2025.

2 -  COMMITMENTS AND CONTINGENCIES:

          CAPITAL EXPENDITURES-

          FirstEnergy's current forecast reflects expenditures of approximately $2.55 billion (OE-$360 million, CEI-$455 million, TE-
$218 million, Penn-$153 million, ATSI-$112 million, FE Services-$830 million and other subsidiaries-$422 million) for property additions and improvements from 2001-2005, of which approximately $679 million (OE- $89 million, CEI-$99 million, TE-$51 million, Penn-$28 million, ATSI-$21 million, FE Services-$314 million and other subsidiaries-$77 million) is applicable to 2001. Investments for additional nuclear fuel during the 2001-2005 period are estimated to be approximately $376 million (OE- $103 million, CEI-$117 million, TE-$81 million and Penn-$75 million), of which approximately $56 million (OE-$15 million, CEI-$12 million, TE-
$9 million and Penn-$20 million) applies to 2001.

          STOCK REPURCHASE PROGRAM-

          On November 17, 1998, the Board of Directors authorized the repurchase of up to 15 million shares of FirstEnergy's common stock over a three-year period beginning in 1999. Repurchases are made on the open market, at prevailing prices, and are funded primarily through the use of operating cash flows. During the first quarter of 2001, FirstEnergy repurchased and retired 550,000 shares of its common stock at an average price of $27.82 per share.

          ENVIRONMENTAL MATTERS-

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. FirstEnergy estimates additional capital expenditures for environmental compliance of approximately $201 million, which is included in the construction forecast provided under "Capital Expenditures" for 2001 through 2005.

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

          The Companies are in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions) across a region of twenty-two states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. In March 2000, the U.S. Court of Appeals for the D.C. Circuit upheld EPA's NOx Transport Rule except as applied to the State of Wisconsin and portions of Georgia and Missouri. By October 2000, states were to submit revised State Implementation Plans (SIP) to comply by May 31, 2004 with individual state NOx budgets established by the EPA. Pennsylvania submitted a SIP that requires compliance with the NOx budgets at the Companies' Pennsylvania facilities by May 1, 2003 and Ohio submitted a "draft" SIP that requires compliance with the NOx budgets at the Companies' Ohio facilities by May 31, 2004. A Federal Implementation Plan accompanied the NOx Transport Rule and may be implemented by the EPA in states which fail to revise their SIP. In another separate but related action, eight states filed petitions with the EPA under Section 126 of the Clean Air Act seeking reductions of NOx emissions which are alleged to contribute to ozone pollution in the eight petitioning states. The EPA position is that the
Section 126 petitions will be adequately addressed by the NOx Transport Program, but a December 17, 1999 rulemaking established an alternative program which would require nearly identical 85% NOx reductions at 392 utility plants, including the Companies' Ohio and Pennsylvania plants, by May 2003, in the event implementation of the NOx Transport Rule is not implemented by a state. Additional Section 126 petitions were filed by New Jersey, Maryland, Delaware and the District of Columbia in mid-1999 and are still under evaluation by the EPA. The Companies continue to evaluate their compliance plans and other compliance options.

          In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone emissions and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. In May 1999, the U.S. Court of Appeals found constitutional and other defects in the new NAAQS rules. In February 2001, the U.S. Supreme Court upheld the new NAAQS rules regulating ultra-fine particulates but found defects in the new NAAQS rules for ozone and decided that the EPA must revise those rules. The future cost of compliance with these regulations may be substantial and will depend on the manner in which they are ultimately implemented, if at all, by the states in which the Companies operate affected facilities.

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

          CEI and TE have been named as "potentially responsible parties"
(PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI and TE have accrued liabilities of $3.4 million and $0.2 million, respectively, as of March 31, 2001, based on estimates of the total costs of cleanup, the proportionate responsibility of other PRPs for such costs and the financial ability of other PRPs to pay. CEI and TE believe that waste disposal costs will not have a material adverse effect on their financial condition, cash flows or results of operations.

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

          The merger has been approved by the respective shareholders of the Company and GPU, and necessary regulatory approvals have been received from the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the New York State Public Service Commission and the Federal Communications Commission, and is expected to close promptly after all of the conditions to the consummation of the merger, including the receipt of all necessary regulatory approvals, are fulfilled or waived. The Company and GPU are working to secure the receipt of all remaining necessary regulatory approvals, including, but not limited to, the Securities and Exchange Commission, in the third quarter of 2001.

3 -  REGULATORY MATTERS:

          In July 2000, the Public Utilities Commission of Ohio (PUCO) approved FirstEnergy's transition plan as modified by a settlement agreement with major parties to the transition plan, which it filed on behalf of its Ohio electric utility operating companies - OE, CEI and TE - under Ohio's new electric utility restructuring law. Major provisions of the settlement agreement included approval for recovery of transition costs in the amounts filed in the transition plan through no later than 2006 for OE, mid-2007 for TE and 2008 for CEI, except where a longer period of recovery is provided for in the settlement agreement. FirstEnergy also gives preferred access over FirstEnergy's subsidiaries to nonaffiliated marketers, brokers and aggregators to 1,120 megawatts of generation capacity through 2005 at established prices for sales to the Ohio operating companies' retail customers. The base electric rates for distribution service for OE, CEI and TE under their prior respective regulatory plans will be extended from December 31, 2005 through December 31, 2007. The transition rate credits for customers under their prior regulatory plans will also be extended through the Companies' respective transition cost recovery periods.

          The transition plan itemized, or unbundled, the current price of electricity into its component elements -- including generation, transmission, distribution and transition charges. As required by the PUCO's rules, FirstEnergy's transition plan also included its proposals on corporate separation of its regulated and unregulated operations, operational and technical support changes needed to accommodate customer choice, an education program to inform customers of their options under the law, and how FirstEnergy's transmission system will be operated to ensure access to all users. Customer prices are frozen through a five-year market development period (2001-2005), except for certain limited statutory exceptions including the 5% reduction in the price of generation for residential customers.

          Ohio's electric utility restructuring law allowed Ohio electric customers to select their generation suppliers beginning January 1, 2001. FirstEnergy's Ohio customers electing alternative suppliers receive an additional incentive applied to the shopping credit of 45% for residential customers, 30% for commercial customers and 15% for industrial customers. The amount of the incentive serves to reduce the amortization of transition costs during the market development period and will be recovered through the extension of the transition cost recovery periods. If the customer shopping goals established in the agreement are not achieved by the end of 2005, the transition cost recovery periods could be shortened for OE, CEI and TE to reduce recovery by as much as $500 million (OE-$250 million, CEI-$170 million and TE-$80 million), but any such adjustment would be computed on a class-by-class and pro-rata basis.

4 -  CHANGE IN ACCOUNTING FOR DERIVATIVES:

          On January 1, 2001, FirstEnergy adopted Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." The cumulative effect to January 1, 2001 was a charge of $8.5 million (net of $5.8 million of income taxes) or $.04 per share of common stock. The reported results of operations for the years ended December 31, 2000 and 1999 would not have been materially different if this accounting had been in effect during those years.

        FirstEnergy is exposed to financial risks resulting from the fluctuation of interest rates and commodity prices, including electricity, natural gas and coal. To manage the volatility relating to these exposures, FirstEnergy uses a variety of derivative instruments, including forward contracts, options, futures contracts and swaps. These derivatives are used principally for hedging purposes and to a lesser extent for trading purposes. FirstEnergy has a Risk Policy Committee comprised of executive officers, which exercises an independent risk oversight function to ensure compliance with corporate risk management policies and prudent risk management practices.

          FirstEnergy uses derivatives to hedge the risk of commodity price and interest rate fluctuations. FirstEnergy's primary hedging activity involves cash flow hedges of electricity, natural gas and coal purchases. The maximum periods over which the variability of electricity, natural gas and coal cash flows are hedged are two, three and four years, respectively. Gains and losses from hedges of commodity price risks are included in net income when the underlying hedged commodities are delivered. Of the $34.3 million included in Accumulated Other Comprehensive Income as of March 31, 2001, FirstEnergy expects net gains of approximately $14.5 million (after tax) to be recognized in net income within the next twelve months. FirstEnergy entered into interest rate derivative transactions during the first quarter of 2001 to hedge a portion of the expected acquisition-related debt. For the quarter ended March 31, 2001, there were no effects to net income as a result of the discontinuance of a cash flow hedge, and the ineffective portion of derivative commodity contracts was not material.

          FirstEnergy engages in the trading of commodity derivatives, and therefore, periodically experiences net open positions. FirstEnergy's risk management policies limit the exposure to market risk from open positions and require daily reporting to management of potential financial exposures.

          Derivatives classified as "normal-purchase/normal sale" (NPNS) transactions were documented and excluded from further treatment under SFAS 133. However, the Derivatives Implementation Group, a task force created to assist the Financial Accounting Standards Board (FASB) responsible for providing guidance on the implementation of SFAS 133, has not reached a final conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. The FASB's final decision could affect those contracts considered eligible for the NPNS exception.

5 -  SEGMENT INFORMATION:

          FirstEnergy operates under the following reportable segments: regulated services, competitive services and other (primarily corporate support services). These business units reflect FirstEnergy's organizational changes to accommodate its retail strategy and the impact of moving the generation portion of its electricity services from the regulated segment to the competitive segment as reflected in its approved Ohio transition plan. These reportable segments are strategic businesses, which are managed and operated differently based on the degree of regulation, and the products and services offered.

          The regulated services segment designs, constructs, operates and maintains FirstEnergy's regulated transmission and distribution systems. It also provides generation services to regulated franchise customers who have not chosen an alternative, competitive generation supplier. The regulated services segment obtains generation through power supply agreements with the competitive services segment.

          The competitive services segment includes all unregulated energy and energy-related services including commodity sales (both electricity and natural gas) in the retail and wholesale markets, marketing, generation, trading and sourcing of commodity requirements, as well as other competitive energy-application services. Competitive products are increasingly marketed to customers as bundled services.

          2000 financial data are pro forma amounts to represent current year business segment organizations and operations. Financial data for these business segments are as follows:

     Segment Financial Information
     ------------------------------
                                      Regulated  Competitive            Reconciling
                                      Services     Services    Other    Adjustments    Consolidated
                                      ---------  -----------   -----    -----------    ------------
                                                          (In millions)
Three Months Ended:
-----------------

        March 31, 2001
        --------------
External revenues                     $ 1,309      $  633      $  1       $  43  (a)     $ 1,986
Internal revenues                         334         571        65        (970) (b)          --
  Total revenues                        1,643       1,204        66        (927)           1,986
Depreciation and amortization             215           4         8          --              227
Net interest charges                      145          (4)        8         (23) (b)         126
Income taxes                               67          13         4          --               84
Income before cumulative effect of a
  change in accounting                     84          18         7          (3) (b)         106
Net income                                 84          10         7          (3) (b)          98
Total assets                           15,624       1,896       481          --           18,001
Property additions                         53          94         4          --              151

        March 31, 2000
        --------------
External revenues                     $ 1,272      $  320      $ 16       $  --          $ 1,608
Internal revenues                         328         578        24        (930) (b)          --
  Total revenues                        1,600         898        40        (930)           1,608
Depreciation and amortization             198           4        --          --              202
Net interest charges                      133          --         2          --              135
Income taxes                               60          38        --          --               98
Net income                                 86          55        --          --              141
Total assets                           14,904       2,347       857          --           18,108
Property additions                        118          34        --          --              152


Reconciling adjustments to segment operating results from internal management reporting to consolidated external financial reporting:
(a) Principally fuel marketing revenues which are reflected as reductions to expenses for internal management reporting purposes.
(b)  Elimination of intersegment transactions.




                                         FIRSTENERGY CORP.

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                -------------------------
                                                                   2001           2000
                                                                ----------     ----------
                                                         (In thousands, except per share amounts)
REVENUES:
  Electric utilities                                            $1,311,289     $1,280,930
  Unregulated businesses                                           674,452        327,000
                                                                ----------     ----------
      Total revenues                                             1,985,741      1,607,930
                                                                ----------     ----------

EXPENSES:
  Fuel and purchased power                                         324,579        244,640
  Purchased gas                                                    352,817        102,038
  Other operating expenses                                         645,403        544,269
  Provision for depreciation and amortization                      227,214        202,084
  General taxes                                                    119,422        141,055
                                                                ----------     ----------
      Total expenses                                             1,669,435      1,234,086
                                                                ----------     ----------

INCOME BEFORE INTEREST AND INCOME TAXES                            316,306        373,844
                                                                ----------     ----------

NET INTEREST CHARGES:
  Interest expense                                                 118,219        122,843
  Capitalized interest                                              (8,823)        (6,104)
  Subsidiaries' preferred stock dividends                           16,934         18,288
                                                                ----------     ----------
      Net interest charges                                         126,330        135,027
                                                                ----------     ----------

INCOME TAXES                                                        83,769         97,899
                                                                ----------      ---------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING          106,207        140,918
Cumulative effect of accounting change (net of income taxes
  of $5,839,000) (Note 4)                                           (8,499)            --
                                                                ----------     ----------

NET INCOME                                                      $   97,708     $  140,918
                                                                ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               218,107        224,859
                                                                   =======        =======

BASIC AND DILUTED EARNINGS PER SHARE:
  Before cumulative effect of accounting change                       $.49           $.63
  Cumulative effect of accounting change                              (.04)            --
                                                                      ----           ----
                                                                      $.45           $.63
                                                                      ====           ====

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                         $.375          $.375
                                                                     =====          =====


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.


                                         FIRSTENERGY CORP.

                                    CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                       March 31,     December 31,
                                                                        2001            2000
                                                                      ----------     -----------
                                                                           (In thousands)
                        ASSETS
                        ------
CURRENT ASSETS:
  Cash and cash equivalents                                         $    42,496     $    49,258
  Receivables-
    Customers (less accumulated provisions of $29,163,000
      and $32,251,000, respectively, for uncollectible accounts)        562,315         541,924
    Other (less accumulated provisions of $4,350,000 and
      $4,035,000, respectively, for uncollectible accounts)             326,940         376,525
  Materials and supplies, at average cost-
    Owned                                                               161,811         171,563
    Under consignment                                                   128,950         112,155
  Prepayments and other                                                 207,374         189,869
                                                                    -----------     -----------
                                                                      1,429,886       1,441,294
                                                                    -----------     -----------

PROPERTY, PLANT AND EQUIPMENT:
  In service                                                         12,449,813      12,417,684
  Less--Accumulated provision for depreciation                        5,294,605       5,263,483
                                                                    -----------     -----------
                                                                      7,155,208       7,154,201
  Construction work in progress                                         443,395         420,875
                                                                    -----------     -----------
                                                                      7,598,603       7,575,076
                                                                    -----------     -----------

INVESTMENTS:
  Capital trust investments                                           1,190,885       1,223,794
  Nuclear plant decommissioning trusts                                  617,581         584,288
  Letter of credit collateralization                                    277,763         277,763
  Other                                                                 683,712         669,057
                                                                    -----------     -----------
                                                                      2,769,941       2,754,902
                                                                    -----------     -----------

DEFERRED CHARGES:
  Regulatory assets                                                   3,599,642       3,727,662
  Goodwill                                                            2,074,712       2,088,770
  Other                                                                 528,495         353,590
                                                                    -----------     -----------
                                                                      6,202,849       6,170,022
                                                                    -----------     -----------
                                                                    $18,001,279     $17,941,294
                                                                    ===========     ===========


                                         FIRSTENERGY CORP.

                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)

                                                                  March 31,      December 31,
                                                                    2001             2000
                                                                  ---------      ------------
                                                                       (In thousands)

           CAPITALIZATION AND LIABILITIES
           ------------------------------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock           $   491,568     $   536,482
  Short-term borrowings                                              741,879         699,765
  Accounts payable                                                   409,001         478,661
  Accrued taxes                                                      405,912         409,640
  Accrued interest                                                   128,976         116,544
  Other                                                              281,885         352,713
                                                                 -----------     -----------
                                                                   2,459,221       2,593,805
                                                                 -----------     -----------

CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $.10 par value, authorized 375,000,000
      shares - 223,981,580 and 224,531,580 shares outstanding,
      respectively                                                    22,398          22,453
    Other paid-in capital                                          3,519,049       3,531,821
    Accumulated other comprehensive income                            39,071             593
    Retained earnings                                              1,225,945       1,209,991
    Unallocated employee stock ownership plan common stock -
      5,741,074 and 5,952,032 shares, respectively                  (106,711)       (111,732)
                                                                 -----------     -----------
        Total common stockholders' equity                          4,699,752       4,653,126
  Preferred stock of consolidated subsidiaries-
    Not subject to mandatory redemption                              648,395         648,395
    Subject to mandatory redemption                                   40,628          41,105
  OE obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely OE subordinated debentures       120,000         120,000
  Long-term debt                                                   5,767,079       5,742,048
                                                                 -----------     -----------
                                                                  11,275,854      11,204,674
                                                                 -----------     -----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                2,081,695       2,094,107
  Accumulated deferred investment tax credits                        236,642         241,005
  Nuclear plant decommissioning costs                                632,279         598,985
  Other postretirement benefits                                      564,351         544,541
  Other                                                              751,237         664,177
                                                                 -----------     -----------
                                                                   4,266,204       4,142,815
                                                                 -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 2)                           -----------     -----------
                                                                 $18,001,279     $17,941,294
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


                                       FIRSTENERGY CORP.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                          --------------------
                                                                            2001        2000
                                                                          --------    --------
                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 97,708    $140,918
  Adjustments to reconcile net income to net cash from operating activities-
    Provision for depreciation and amortization                            227,214     202,084
    Nuclear fuel and lease amortization                                     23,975      29,761
    Other amortization, net                                                 (3,633)     (3,167)
    Deferred income taxes, net                                             (15,935)     (5,373)
    Investment tax credits, net                                             (4,998)     (5,554)
    Cumulative effect of accounting change                                  14,338          --
    Receivables                                                             29,194      26,101
    Materials and supplies                                                  (7,043)      6,838
    Accounts payable                                                       (69,660)    (18,319)
    Other                                                                  (69,057)    (45,374)
                                                                          --------    --------
      Net cash provided from operating activities                          222,103     327,915
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                                             622      17,319
    Short-term borrowings, net                                              42,114          --
  Redemptions and Repayments-
    Common stock                                                            15,308      33,962
    Long-term debt                                                          21,216     102,055
    Short-term borrowings, net                                                  --      63,992
  Common stock dividend payments                                            81,753      84,455
                                                                          --------    --------
      Net cash used for financing activities                                75,541     267,145
                                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                       151,176     151,680
  Cash investments                                                         (29,138)    (39,106)
  Other                                                                     31,286      16,938
                                                                          --------    --------
      Net cash used for investing activities                               153,324     129,512
                                                                          --------    --------

Net decrease in cash and cash equivalents                                    6,762      68,742
Cash and cash equivalents at beginning of period                            49,258     111,788
                                                                          --------    --------
Cash and cash equivalents at end of period                                $ 42,496    $ 43,046
                                                                          ========    ========


The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. (an Ohio corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of FirstEnergy Corp. and subsidiaries as of December 31, 2000 (not presented herein), and, in our report dated February 16, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  May 14, 2001.

                            FIRSTENERGY CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

          Net income in the first quarter of 2001 was $106.2 million, or $0.49 per share of common stock (basic and diluted) - before the cumulative effect of an accounting change (as described below), compared to $140.9 million, or $0.63 per share of common stock in the same period in 2000. After the accounting change, first quarter 2001 net income was $97.7 million, or $0.45 per share of common stock. The decrease resulted in part from changes in depreciation and amortization patterns under FirstEnergy's transition plan that began on January 1, 2001, as compared to prior regulatory plans in 2000. This transition plan allows Ohio electric customers to select their generation suppliers and unbundled the price for electricity into its component elements - including generation, transmission, distribution and transition charges.

Revenues

          Total revenues increased by $377.8 million in the first quarter of 2001, compared to the same period last year. FirstEnergy's competitive services business segment provided the majority of the revenue increase, mostly from expanded gas sales. The sources of changes in revenues during the first quarter of 2001 are summarized in the following table:

Sources of Revenue Changes
--------------------------
Increase (Decrease)                          (In millions)

Electric Utilities:
(Regulated Services)
Retail electric sales                            $ 42.3
Other revenues                                    (11.9)
                                                 ------

Total Electric Utilities                           30.4
                                                 ------

Unregulated Businesses:
(Competitive Services)
Retail electric sales                               4.1
Wholesale electric sales                           85.8
Gas sales                                         225.9
Other businesses                                   31.6
                                                 ------

Total Unregulated Businesses                      347.4
                                                 ------

Net Revenue Increase                             $377.8
                                                 ======


Electric Sales

          Revenues from the electric utilities increased by $30.4 million in the first quarter of 2001, compared to the same period in 2000, as a result of higher unit prices for energy sold and additional kilowatt-hour sales of electric generation. However, implementation of a 5% reduction in generation charges for residential customers as part of Ohio's electric utility restructuring law that began in 2001, partially offset the increase in electric sales revenues. This lower residential rate reduced electric sales revenues by approximately $9 million in the first quarter of 2001 and is expected to lower revenues for all of 2001 by approximately $50 million. Higher kilowatt-hour deliveries to franchise customers increased revenues for transmission and distribution services. A 3.6% increase in kilowatt-hour deliveries was the result of higher deliveries to both residential and industrial customers in the first quarter of 2001, compared to the first quarter of last year. Weather was a major factor giving rise to the increased residential kilowatt-hour sales. Although weather was warmer than normal in the first quarter of 2001, average temperatures were still significantly colder than the first quarter of 2000. Deliveries to commercial customers decreased partially as a result of a softening in the service economy in the franchise areas. Kilowatt-hour sales by other suppliers (including unregulated affiliates), which are included in the kilowatt-hour deliveries, increased to 3.0% of total energy delivered in the first quarter of 2001 from 1.1% in the first quarter of 2000 as a result of opening Ohio to competitive generation suppliers in 2001. Other regulated electric revenues decreased in the first quarter of 2001, compared to the same period of 2000, primarily due to the absence of income received last year from a settlement with a supplier.

          Retail kilowatt-hour sales for the FirstEnergy competitive services business segment decreased by 2% in the first three months of 2001, compared to the same period last year partially offset by increased revenues of $4.1 million due to higher unit prices. This reduction resulted from lower sales in markets outside Ohio as opportunities for profitable sales became more limited in those markets. The reduction was partially offset by expanded kilowatt-hour sales within Ohio as a result of retail customers switching to FirstEnergy's unregulated affiliate - FE Services, a wholly owned subsidiary, under Ohio's electricity choice program.

          Total electric generation sales increased by 13.1% in the first three months of 2001 compared to the same period last year. Sales to the wholesale market more than doubled in the first quarter of 2001, compared to the first three months of 2000, which contributed the most to this increase. The additional kilowatt-hour sales to the wholesale market resulted from FirstEnergy's opportunistic transactions, as well as first-time, nonaffiliated retail energy suppliers having access to 1,120 megawatts of FirstEnergy's generation capacity being made available under its transition plan. As of March 31, 2001, over 900 megawatts of the 1,120 megawatts supply commitment had been secured by alternative suppliers.

          Changes in electric generation sales and kilowatt-hour deliveries in the first quarter of 2001, compared to the same period of 2000, are summarized in the following table:


                                           % Increase
      Changes in KWH Sales                 (Decrease)
      --------------------                 ----------

Electric Generation Sales:
  Retail --
    Regulated Services                         1.5%
    Competitive Services                      (2.0)%
  Wholesale                                  127.7%
                                             -----

Total Electric Generation Sales               13.1%
                                              ====

Distribution Deliveries:
  Residential                                  8.1%
  Commercial                                  (1.3)%
  Industrial                                   3.6%
                                              ----

Total Retail Distribution Deliveries           3.6%
                                              ====

Other Sales

          Residential and small business customers in the Dominion East Ohio service area began shopping among alternative gas suppliers last year as part of a customer choice program, with gas deliveries beginning November 1, 2000. FE Services took advantage of this opportunity to expand its customer base. Total gas sales increased by $225.9 million in the first three months of 2001 and the number of gas customers served by FE Services increased to over 167,000 by the end of the first quarter of 2001 from approximately 30,000 a year earlier. Additionally, the competitive services business segment's energy-related services experienced strong growth. Revenues for FE Facilities, a wholly owned subsidiary, increased by $21.9 million or 19% in the first quarter of 2001 compared to the same period last year, reflecting growth in both construction and service contracts.

Operating Expenses

          Fuel and purchased power costs increased by $79.9 million in the first quarter of 2001 from the same period last year. Fuel expense decreased by $8.5 million as a result of a 5.8% reduction in generation output (7.4% reduction in fossil generation and 3.6% reduction in nuclear generation). The reduction in fossil generation resulted from higher planned maintenance activities in the first quarter of 2001, compared to the first quarter of 2000, as well as difficulties transporting coal to FirstEnergy's generating plants along the Ohio River during a period of unusually cold winter weather and supplier constraints. The reduction in nuclear generation resulted from a scheduled refueling outage at the Perry Plant. Lower generation levels from FirstEnergy's fossil and nuclear plants combined with higher customer demand to increase the need for purchased power in the first quarter of 2001, compared to the same period of 2000. Those increased requirements and higher spot purchase prices during this period resulted in an $88.4 million increase in purchased power costs.

          Purchased gas costs for FirstEnergy's competitive services business segment more than tripled in the first quarter of 2001, increasing by $250.8 million from the same quarter of 2000. This increase resulted from the expansion of FE Services' gas business described above. Due to the unanticipated size of customer enrollments and consumption under the gas choice program, FE Services' supply costs this winter exceeded its annual fixed rate contract prices as additional spot purchases were necessary during a period of rising market prices for natural gas. FirstEnergy expects the earnings contribution from the natural gas operations to improve over the remainder of 2001.

          Other operating expenses increased by $101.1 million in the first quarter of 2001, compared to the same period of 2000. Increased operating costs for the competitive services business segment accounted for slightly more than half of the increase in other operating expenses as a result of increased sales activity. Most of the remaining increase in other operating expenses were from higher fossil operating expenses and increased employee benefit costs.

          A $21.9 million increase in fossil operating expenses in the first quarter of 2001 from the first quarter of 2000 was due principally to planned maintenance work at the Bay Shore, Eastlake and Mansfield generating plants, which included work performed as part of FirstEnergy's availability improvement program.

          Pension costs increased by $20.6 million in the first quarter of 2001 from the same period last year. The increase included $6.1 million related to last year's early retirement program, with the remaining increase primarily due to pension plan enhancements, lower expected returns on plan assets (due to significant market-related reductions in the value of plan assets) and the completion of the 15-year amortization of OE's transition asset. Health care benefit costs increased by $4.3 million in the first quarter of 2001, compared to the same period of 2000, principally due to the impact of last year's early retirement program, which added $2.3 million, and an increase in the anticipated health care cost trend rate assumption for computing post-retirement health care benefit liabilities.

          Charges for depreciation and amortization increased by $25.1 million in the first quarter of 2001 from the same period last year. Approximately $18 million of this increase resulted from higher transition cost amortization under FirstEnergy's transition plan compared to accelerated cost recovery in connection with OE's prior regulatory plan. FirstEnergy expects total transition plan accelerations during 2001 to be lower than the rate plan accelerations recognized in 2000, with higher first quarter costs in 2001 resulting from a different pattern of expense recognition under the transition plan. Transition cost accelerations (including related income tax amortization) totaled $79.0 million in the first quarter of 2001, compared to cost accelerations under OE's rate plan and Penn's restructuring plan of $57.3 million in the first quarter of 2000. Depreciation on recently completed combustion turbines and additional software amortization due to a change in estimated useful life also contributed to the increase in depreciation and amortization.

          General taxes were $21.6 million lower in the first quarter of 2001, compared to the same period of 2000, primarily due to reduced property taxes in connection with the Ohio electric industry restructuring.

Net Interest Charges

          Net interest charges continue to trend lower, decreasing by $8.7 million in the first quarter of 2001, compared to the same period in 2000, primarily due to debt and preferred stock redemption and refinancing activities undertaken after the end of the first quarter of 2000.

Cumulative Effect of Accounting Change

          In the first quarter of 2001, FirstEnergy recorded an after-tax charge of $8.5 million ($0.04 per share of common stock) to reflect the adoption (as of January 1, 2001) of a new accounting standard required by the Financial Accounting Standards Board - SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement 133." SFAS 133 establishes accounting and reporting standards which require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recognized on the balance sheet as either an asset or liability, measured at its fair value, unless specifically excluded from the statement's scope.

Capital Resources and Liquidity
-------------------------------

          FirstEnergy and its subsidiaries have continuing cash needs for planned capital expenditures, maturing debt and preferred stock sinking fund requirements. During the last three quarters of 2001, capital requirements for property additions and capital leases are expected to be about $590 million, including $52 million for nuclear fuel. FirstEnergy has additional cash requirements of approximately $184.4 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 2001. These cash requirements are expected to be satisfied from internal cash and/or short-term credit arrangements. However, FirstEnergy's pending merger (see Pending Business Combination) with GPU, Inc. (GPU) is expected to require approximately $2.2 billion of acquisition-related debt during 2001 and issuing between 74 million and 95 million additional shares of common stock.

          During the first quarter of 2001, FirstEnergy repurchased 550,000 shares of its common stock at an average price of $27.82 per share. As of March 31, 2001, FirstEnergy had repurchased 13 million of the 15 million shares authorized by the Board of Directors under the three-year program which began in March 1999.

          As of March 31, 2001, FirstEnergy and its subsidiaries had about $42.5 million of cash and temporary investments and $741.9 million of short-term indebtedness. Available borrowings included $160 million from unused revolving lines of credit. As of March 31, 2001, the operating companies in the regulated services business segment (OE, CEI, TE and Penn) had the capability to issue $2.6 billion of additional first mortgage bonds on the basis of property additions and retired bonds. Based upon applicable earnings coverage tests and their respective charters, OE, Penn and TE could issue $2.3 billion of preferred stock (assuming no additional debt was issued). CEI has no restrictions on the issuance of preferred stock.

Transmission Business
---------------------

          On January 24, 2001, the companies seeking to form the Alliance Regional Transmission Organization (Alliance RTO), including FirstEnergy's ATSI subsidiary, received Federal Energy Regulatory Commission (FERC) approval in all material respects, meeting the four RTO characteristics and most of the RTO functions laid out in FERC Order 2000. In February 2001, the Alliance Companies reached a settlement agreement with the Midwest Independent System Operator, Inc. and certain midwest transmission owners. This settlement agreement provides for inter-RTO coordination, transmission pricing, and the ability for three Illinois companies to leave the Midwest ISO and join the Alliance. On March 21, 2001, the Administrative Law Judge certified the settlement agreement and forwarded it to the FERC for final approval, which was received on May 8, 2001. The Alliance RTO's goal is to be operational by mid-December 2001.

Pending Business Combination
----------------------------

          The merger of FirstEnergy and GPU is expected to be completed by mid-summer 2001. Regulatory approvals for the business combination have been obtained from the FERC, the Nuclear Regulatory Commission, the New York Public Service Commission, Argentina and the Federal Communications Commission. Information was submitted to the Department of Justice and Federal Trade Commission as required under the Hart-Scott-Rodino Act and the required waiting period passed without comment. Remaining approvals are needed from the New Jersey Board of Public Utilities, the Pennsylvania Public Utility Commission and the Securities and Exchange Commission
(SEC). Approval in Pennsylvania is expected in May, while approval in New Jersey is anticipated by early summer. SEC approval is expected within thirty days after the last state regulatory approval.

Market Risk - Commodity Prices
------------------------------

          FirstEnergy is exposed to market risks due to fluctuations in electricity, natural gas, coal and oil prices. To manage the volatility relating to these exposures, FirstEnergy uses a variety of derivative instruments, including forward contracts, options, futures contracts and swaps. These derivatives are used principally for hedging purposes, and to a lesser extent, for trading purposes. Although FirstEnergy believes that the policies and procedures it has adopted are prudent, its financial position, results of operations or cash flow may be adversely affected by unanticipated fluctuations in the commodity prices for electricity, natural gas, coal, oil, or by the failure of contract counterparties to perform.



                                         OHIO EDISON COMPANY

                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                      --------------------
                                                                        2001        2000
                                                                      --------    --------
                                                                        (In thousands)
OPERATING REVENUES                                                    $783,103    $644,365
                                                                      --------    --------

OPERATING EXPENSES AND TAXES:
  Fuel                                                                  14,146      76,066
  Purchased power                                                      306,417      19,512
  Nuclear operating costs                                               92,245     111,619
  Other operating costs                                                 80,956      97,594
                                                                      --------    --------
    Total operation and maintenance expenses                           493,764     304,791
  Provision for depreciation and amortization                          116,956     113,951
  General taxes                                                         44,954      59,453
  Income taxes                                                          38,601      46,621
                                                                      --------    --------
    Total operating expenses and taxes                                 694,275     524,816
                                                                      --------    --------

OPERATING INCOME                                                        88,828     119,549

OTHER INCOME                                                            12,365      12,323
                                                                      --------    --------

INCOME BEFORE NET INTEREST CHARGES                                     101,193     131,872
                                                                      --------    --------

NET INTEREST CHARGES:
  Interest on long-term debt                                            39,387      42,539
  Allowance for borrowed funds used during construction and
   capitalized interest                                                 (2,918)     (2,559)
  Other interest expense                                                 6,912       7,471
  Subsidiaries' preferred stock dividend requirements                    3,626       3,626
                                                                      --------    --------
    Net interest charges                                                47,007      51,077
                                                                      --------    --------

NET INCOME                                                              54,186      80,795

PREFERRED STOCK DIVIDEND REQUIREMENTS                                    2,702       2,808
                                                                      --------    --------

EARNINGS ON COMMON STOCK                                              $ 51,484    $ 77,987
                                                                      ========    ========


The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


                                        OHIO EDISON COMPANY

                                    CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                   March 31,     December 31,
                                                                     2001            2000
                                                                  ----------     ------------
                                                                       (In thousands)
                ASSETS
                ------
UTILITY PLANT:
  In service                                                      $4,952,557     $4,930,844
  Less--Accumulated provision for depreciation                     2,387,818      2,376,457
                                                                  ----------     ----------
                                                                   2,564,739      2,554,387
                                                                  ----------     ----------
  Construction work in progress-
    Electric plant                                                    91,735        219,623
    Nuclear fuel                                                          27         18,898
                                                                  ----------     ----------
                                                                      91,762        238,521
                                                                  ----------     ----------
                                                                   2,656,501      2,792,908
                                                                  ----------     ----------

OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                                                 451,612        452,128
  Letter of credit collateralization                                 277,763        277,763
  Nuclear plant decommissioning trusts                               271,344        262,042
  Long-term notes receivable from associated companies               470,951        351,545
  Other                                                              296,574        305,848
                                                                  ----------     ----------
                                                                   1,768,244      1,649,326
                                                                  ----------     ----------

CURRENT ASSETS:
  Cash and cash equivalents                                           11,399         18,269
  Receivables-
    Customers (less accumulated provisions of $11,808,000
     and $11,777,000, respectively for uncollectible accounts)       305,387        304,719
    Associated companies                                             591,858        478,025
    Other (less accumulated provisions of $1,000,000 for
    uncollectible accounts at both dates)                             33,650         34,281
  Materials and supplies, at average cost-
    Owned                                                             49,147         80,534
    Under consignment                                                 29,729         51,488
  Prepayments and other                                               89,112         76,934
                                                                  ----------     ----------
                                                                   1,110,282      1,044,250
                                                                  ----------     ----------

DEFERRED CHARGES:
  Regulatory assets                                                2,404,894      2,498,837
  Other                                                              182,399        168,830
                                                                  ----------     ----------
                                                                   2,587,293      2,667,667
                                                                  ----------     ----------
                                                                  $8,122,320     $8,154,151
                                                                  ==========     ==========


                                          OHIO EDISON COMPANY

                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)

                                                                     March 31,     December 31,
                                                                       2001            2000
                                                                   ------------    ------------
                                                                          (In thousands)

          CAPITALIZATION AND LIABILITIES
          ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized
      175,000,000 shares - 100 shares outstanding                  $2,098,729       $2,098,729
    Accumulated other comprehensive income                              8,929               --
    Retained earnings                                                 472,451          458,263
                                                                   ----------       ----------
        Total common stockholder's equity                           2,580,109        2,556,992
  Preferred stock not subject to mandatory redemption                 160,965          160,965
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                                39,105           39,105
    Subject to mandatory redemption                                    15,000           15,000
  OE obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely OE
    subordinated debentures                                           120,000          120,000
  Long-term debt                                                    2,046,364        2,000,622
                                                                   ----------       ----------
                                                                    4,961,543        4,892,684
                                                                   ----------       ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock                260,363          311,358
  Short-term borrowings-
    Associated companies                                               36,315           19,131
    Other                                                             284,732          296,301
  Accounts payable-
    Associated companies                                               88,222          123,859
    Other                                                               7,788           60,332
  Accrued taxes                                                       270,499          232,225
  Accrued interest                                                     39,416           34,106
  Other                                                                85,892           75,288
                                                                   ----------       ----------
                                                                    1,073,227        1,152,600
                                                                   ----------       ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                 1,269,125        1,298,845
  Accumulated deferred investment tax credits                         107,346          110,064
  Nuclear plant decommissioning costs                                 270,506          261,204
  Other postretirement benefits                                       162,639          160,719
  Other                                                               277,934          278,035
                                                                   ----------       ----------
                                                                    2,087,550        2,108,867
                                                                   ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 2)                             ----------       ----------
                                                                   $8,122,320       $8,154,151
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


                                      OHIO EDISON COMPANY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ----------------------
                                                                             2001        2000
                                                                          ----------  ----------
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $  54,186    $ 80,795
  Adjustments to reconcile net income to net cash from operating activities-
    Provision for depreciation and amortization                             116,956     113,951
    Nuclear fuel and lease amortization                                      11,757      13,102
    Deferred income taxes, net                                              (20,402)    (15,958)
    Investment tax credits, net                                              (3,353)     (4,093)
    Receivables                                                             (57,704)      7,055
    Materials and supplies                                                   53,146       3,742
    Accounts payable                                                        (88,181)     53,360
    Other                                                                    45,655      37,829
                                                                          ---------    --------
      Net cash provided from operating activities                           112,060     289,783
                                                                          ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                                              500      17,318
    Short-term borrowings, net                                                5,615          --
  Redemptions and Repayments-
    Long-term debt                                                            7,150      71,033
    Short-term borrowings, net                                                   --      50,939
  Dividend Payments-
    Common stock                                                             37,300      59,000
    Preferred stock                                                           2,698       2,808
                                                                          ---------    --------
      Net cash used for financing activities                                 41,033     166,462
                                                                          ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                         25,398      88,121
  Loans to associated companies                                             175,572     100,713
  Sale of assets to associated companies                                   (121,594)         --
  Other                                                                      (1,479)     13,055
                                                                          ---------    --------
      Net cash used for investing activities                                 77,897     201,889
                                                                          ---------    --------

Net decrease in cash and cash equivalents                                     6,870      78,568
Cash and cash equivalents at beginning of period                             18,269      87,175
                                                                          ---------    --------
Cash and cash equivalents at end of period                                $  11,399    $  8,607
                                                                          =========    ========



The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiaries as of March 31, 2001, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Ohio Edison Company and subsidiaries as of December 31, 2000 (not presented herein), and, in our report dated February 16, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  May 14, 2001.

                          OHIO EDISON COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Corporate Separation
--------------------

          Beginning in 2001, Ohio electric customers can select their generation suppliers as a result of legislation which restructured the electric utility industry. That legislation also required unbundling the price for electricity into its component elements -- including generation, transmission, distribution and transition charges. Also, Ohio utilities that offer both competitive and regulated retail electric services were required to implement a corporate separation plan approved by the PUCO -- one which provides a clear separation between regulated and competitive operations. In connection with FirstEnergy's transition plan, FirstEnergy separated its businesses into three distinct units -- a competitive services unit, a utility services unit and a corporate support services unit. The OE Companies (OE and Penn) are included in the utility services unit which continues to deliver power to homes and businesses through their existing distribution systems and maintains the "provider of last resort" (PLR) obligation under their respective rate plans.

          As a result of the transition plan, FirstEnergy's EUOC entered into power supply agreements whereby FE Services purchases all of the electric utility operating companies (EUOC) nuclear generation, as well as generation from leased fossil generating facilities. FirstEnergy Generation Corp. (FE Generation), a wholly owned subsidiary of FE Services, leases fossil generating units owned by the EUOC. The EUOC are "full requirements" customers of FE Services to enable them to meet their PLR responsibilities in their respective service areas. OE continues to provide power directly to wholesale customers under previously negotiated contracts as well as to alternative energy suppliers as part of OE's market support generation program of 560 megawatts.

          The effect on the OE Companies' reported results of operations during the first quarter of 2001 from FirstEnergy's corporate separation plan and the OE Companies' sale of transmission assets to ATSI in September 2000, are summarized in the following table:

  Income Statement Effects                Corporate
  ------------------------
  Increase (Decrease)                     Separation     ATSI       Total
                                          ----------     ----       -----
                                                     (in millions)
Operating Revenues:
  Power supply agreement with FE Services   $ 89.8      $  --      $ 89.8
  Generating units lease rent                 44.9         --        44.9
                                            ------      -----      ------

  Total Operating Revenues Effect           $134.7      $  --      $134.7
                                            ======      =====      ======

Operating Expenses:
  Fossil fuel costs                         $(63.9) (a) $  --      $(63.9)
  Purchased power costs                      297.5  (b)    --       297.5
  Other operating costs                      (40.5) (a)  20.1 (d)   (20.4)
  Provision for depreciation and
    amortization                              --         (4.3)(e)    (4.3)
  General taxes                               (1.2) (c)  (3.6)(e)    (4.8)
                                            ------      -----      ------

  Total Operating Expenses Effect           $191.9      $12.2      $204.1
                                            ======      =====      ======

Other Income                                $   --      $ 4.0 (f)  $  4.0
                                            ======      =====      ======

(a)  Transfer of fossil operations to FE Generation.
(b)  Purchased power for PLR.
(c)  Payroll taxes related to employees transferred to FE Generation.
(d)  Transmission services received from ATSI.
(e)  Depreciation and property taxes on transmission assets sold to ATSI.
(f)  Interest on note receivable from ATSI.


Results of Operations
---------------------
          Operating revenues increased by $138.7 million or 21.5% in the first quarter of 2001, compared to the same period in 2000, with nearly all of that increase resulting from the implementation of FirstEnergy's corporate separation as shown on the table above. The OE Companies' electric sales to retail customers also increased by $10.5 million, offsetting reduced wholesale sales of $13.3 million in the first quarter of 2001, compared with the first quarter of 2000. As part of Ohio's electric utility restructuring law, the implementation of a 5% reduction in generation charges for Ohio's residential customers, partially offset the increase in electric sales revenues in 2001. The lower residential rate reduced electric sales revenues by approximately $4.9 million in the first quarter of 2001 and is expected to lower revenues for all of 2001 by more than $29 million.

          Higher revenues from distribution services also contributed favorably to the increase in operating revenues. Residential kilowatt-hour deliveries in the first quarter of 2001 were 8.6% higher than the first quarter of 2000, partially due to weather. Although weather was warmer than normal in the first quarter of 2001, average temperatures were still significantly colder than the first quarter of 2000. Commercial and industrial deliveries were approximately unchanged in the first quarter of 2001 from the same period last year. Total kilowatt-hour deliveries, which represents all kilowatt-hours delivered to customers in the OE Companies' franchise areas, increased by 2.9% in the first quarter of 2001 from the same period last year. Additional revenues from OE's market support generation to alternative energy suppliers also contributed to higher revenues, as well as several existing committed wholesale contracts.

Operating Expenses and Taxes

          Total operating expenses and taxes increased by $169.5 million in the first quarter of 2001, compared to the same quarter of 2000, principally due to the implementation of FirstEnergy's corporate separation plan as shown on the preceding table. Excluding the effect of corporate separation, purchased power costs decreased by $10.6 million. Nuclear fuel costs were $2.0 million higher in the first quarter of 2001 from the same period last year due to additional nuclear generation. Nuclear operating costs decreased by $19.4 million in the first quarter of 2001, compared to the first quarter of 2000, due primarily to lower refueling outage costs. The reduced costs resulted from the OE Companies' smaller ownership share (35.24%) of a scheduled Perry Plant refueling outage in the first quarter of 2001 versus their 100% ownership share in the Beaver Valley Unit 1 refueling outage in the same period last year. Other operating costs decreased by $16.6 million in the first quarter of 2001 from the corresponding period in 2000 as a result of corporate separation; these reductions were partially offset by increased pension costs resulting from last year's early retirement program.

          Excluding the effect from corporate separation, charges for depreciation and amortization increased $7.3 million in the first quarter of 2001 from the same period last year. Higher transition cost amortization under FirstEnergy's transition plan compared to the accelerated cost recovery in connection with OE's prior regulatory plan accounted for this increase. The OE Companies expect total transition plan accelerations during 2001 to be lower than the rate plan accelerations recognized in 2000, with higher first quarter costs in 2001 resulting from a different pattern of expense recognition under the transition plan.

          General taxes were $14.5 million lower in the first quarter of 2001, compared to the same period of 2000, primarily due to reduced property taxes in connection with the Ohio electric industry restructuring.

Net Interest Charges

          Net interest charges continue to trend lower, decreasing $4.1 million in the first quarter of 2001, compared to the same period in 2000, primarily due to debt redemption and refinancing activities in 2000. Financing activity was minimal in the first quarter of 2001, with only $3.3 million of debt redeemed.

Capital Resources and Liquidity
-------------------------------

          The OE Companies have continuing cash requirements for planned capital expenditures and maturing debt. During the last three quarters of 2001, capital requirements for property additions and capital leases are expected to be about $131 million, including $34 million for nuclear fuel. The OE companies will need additional cash of approximately $18.0 million to meet sinking fund payments for preferred stock and maturing long-term debt during the remainder of 2001. These cash requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

          As of March 31, 2001, the OE companies had about $11.4 million of cash and temporary investments and $321.0 million of short-term indebtedness. In addition, the OE companies' available borrowing capability included $160 million from unused revolving lines of credit and up to $2 million from short-term bank facilities at the banks' discretion. As of March 31, 2001, the OE Companies had the capability to issue up to $1.3 billion of additional first mortgage bonds on the basis of property additions and retired bonds. Under the earnings coverage tests contained in the OE Companies' charters, $1.8 billion of preferred stock (assuming no additional debt was issued) could be issued based on earnings through the first quarter of 2001.


                            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                        -----------------------
                                                                          2001           2000
                                                                        --------       --------
                                                                             (In thousands)
OPERATING REVENUES                                                      $516,417       $423,657
                                                                        --------       --------

OPERATING EXPENSES AND TAXES:
  Fuel                                                                    17,865         47,160
  Purchased power                                                        214,505         41,818
  Nuclear operating costs                                                 49,950         29,431
  Other operating costs                                                   78,303         82,217
                                                                        --------       --------
      Total operation and maintenance expenses                           360,623        200,626
  Provision for depreciation and amortization                             56,764         58,014
  General taxes                                                           37,870         56,904
  Income taxes                                                             7,715         21,330
                                                                        --------       --------
      Total operating expenses and taxes                                 462,972        336,874
                                                                        --------       --------

OPERATING INCOME                                                          53,445         86,783

OTHER INCOME                                                               4,420          3,428
                                                                        --------       --------

INCOME BEFORE NET INTEREST CHARGES                                        57,865         90,211
                                                                        --------       --------

NET INTEREST CHARGES:
  Interest on long-term debt                                              48,285         51,184
  Allowance for borrowed funds used during construction                     (857)          (512)
  Other interest expense (credit)                                         (1,196)           829
                                                                        --------       --------
      Net interest charges                                                46,232         51,501
                                                                        --------       --------

NET INCOME                                                                11,633         38,710

PREFERRED STOCK DIVIDEND REQUIREMENTS                                      6,561          7,790
                                                                        --------       --------

EARNINGS ON COMMON STOCK                                                $  5,072       $ 30,920
                                                                        ========       ========



The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these statements.


                           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                                   March 31,      December 31,
                                                                     2001             2000
                                                                 ------------     ------------
                                                                         (In thousands)
              ASSETS
              ------
UTILITY PLANT:
  In service                                                      $4,031,157      $4,036,590
  Less--Accumulated provision for depreciation                     1,620,232       1,624,672
                                                                  ----------      ----------
                                                                   2,410,925       2,411,918
                                                                  ----------      ----------
  Construction work in progress-
    Electric plant                                                    65,419          66,904
    Nuclear fuel                                                          --          24,145
                                                                  ----------      ----------
                                                                      65,419          91,049
                                                                  ----------      ----------
                                                                   2,476,344       2,502,967
                                                                  ----------      ----------

OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                         476,622         491,830
  Nuclear plant decommissioning trusts                               203,113         189,804
  Long-term notes receivable from associated companies                92,621          92,722
  Other                                                               33,869          36,084
                                                                  ----------      ----------
                                                                     806,225         810,440
                                                                  ----------      ----------

CURRENT ASSETS:
  Cash and cash equivalents                                              214           2,855
  Receivables-
    Customers                                                         13,676          14,748
    Associated companies                                              41,562          81,090
    Other (less accumulated provisions of $1,000,000 for
      uncollectible accounts at both dates)                           92,620         127,639
  Notes receivable from associated companies                             486             384
  Materials and supplies, at average cost-
    Owned                                                             23,567          26,039
    Under consignment                                                 25,822          38,673
  Prepayments and other                                               63,196          59,377
                                                                  ----------      ----------
                                                                     261,143         350,805
                                                                  ----------      ----------

DEFERRED CHARGES:
  Regulatory assets                                                  808,804         816,143
  Goodwill                                                         1,399,311       1,408,869
  Other                                                               74,259          75,407
                                                                  ----------      ----------
                                                                   2,282,374       2,300,419
                                                                  ----------      ----------
                                                                  $5,826,086      $5,964,631
                                                                  ==========      ==========


                            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                      March 31,      December 31,
                                                                        2001             2000
                                                                    ------------     ------------
                                                                            (In thousands)

            CAPITALIZATION AND LIABILITIES
            ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, without par value, authorized 105,000,000
     shares - 79,590,689 shares outstanding                         $  931,962       $  931,962
    Retained earnings                                                  116,150          132,877
                                                                    ----------       ----------
        Total common stockholder's equity                            1,048,112        1,064,839
  Preferred stock-
    Not subject to mandatory redemption                                238,325          238,325
    Subject to mandatory redemption                                     25,628           26,105
  Long-term debt                                                     2,621,454        2,634,692
                                                                    ----------       ----------
                                                                     3,933,519        3,963,961
                                                                    ----------       ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock                 170,149          165,696
  Accounts payable-
    Associated companies                                                90,082          102,915
    Other                                                               12,205           54,422
  Notes payable to associated companies                                 60,849           28,586
  Accrued taxes                                                        130,238          178,707
  Accrued interest                                                      62,208           56,142
  Other                                                                 35,785           82,195
                                                                    ----------       ----------
                                                                       561,516          668,663
                                                                    ----------       ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                    591,435          591,748
  Accumulated deferred investment tax credits                           78,988           79,957
  Nuclear plant decommissioning costs                                  212,306          198,997
  Pensions and other postretirement benefits                           230,243          227,528
  Other                                                                218,079          233,777
                                                                    ----------       ----------
                                                                     1,331,051        1,332,007
                                                                    ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 2)                              ----------       ----------
                                                                    $5,826,086       $5,964,631
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


                             THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                    2001           2000
                                                                  ---------     ---------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ 11,633       $ 38,710
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization                   56,764         58,014
      Nuclear fuel and lease amortization                            7,044         10,026
      Other amortization                                            (3,633)        (3,167)
      Deferred income taxes, net                                        53          4,085
      Investment tax credits, net                                     (969)          (982)
      Receivables                                                   75,619         43,107
      Materials and supplies                                        15,323         (3,613)
      Accounts payable                                             (55,050)       (47,081)
      Accrued taxes                                                (48,469)        12,784
      Other                                                        (53,583)       (54,563)
                                                                  --------       --------
        Net cash provided from operating activities                  4,732         57,320
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Short-term borrowings, net                                      32,263          7,993
  Redemptions and Repayments-
    Long-term debt                                                   8,640         10,137
  Dividend Payments-
    Common stock                                                    21,800         10,000
    Preferred stock                                                  7,037          7,790
                                                                  --------       --------
        Net cash used for financing activities                       5,214         19,934
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                10,217         14,450
  Loans to associated companies                                         --         32,820
  Capital trust investments                                        (15,208)       (24,124)
  Other                                                              7,150          8,704
                                                                  --------       --------
        Net cash used for investing activities                       2,159         31,850
                                                                  --------       --------

Net increase (decrease) in cash and cash equivalents                (2,641)         5,536
Cash and cash equivalents at beginning of period                     2,855            376
                                                                  --------       --------
Cash and cash equivalents at end of period                        $    214       $  5,912
                                                                  ========       ========



The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these statements.


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of March 31, 2001, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of The Cleveland Electric Illuminating Company and subsidiary as of
December 31, 2000 (not presented herein), and, in our report dated February 16, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.






ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  May 14, 2001.

              THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Corporate Separation
--------------------

          Beginning in 2001, Ohio electric customers can select their generation suppliers as a result of legislation which restructured the electric utility industry. That legislation also required unbundling the price for electricity into its component elements -- including generation, transmission, distribution and transition charges. Also, Ohio utilities that offer both competitive and regulated retail electric services were required to implement a corporate separation plan approved by the PUCO -- one which provides a clear separation between regulated and competitive operations. In connection with FirstEnergy's transition plan, FirstEnergy separated its businesses into three distinct units -- a competitive services unit, a utility services unit and a corporate support services unit. CEI is included in the utility services unit which continues to deliver power to homes and businesses through its existing distribution system and maintains the "provider of last resort" (PLR) obligation under the transition plan.

          As a result of the transition plan, FirstEnergy's EUOC entered into power supply agreements whereby FE Services purchases all of the EUOC nuclear generation, as well as generation from leased fossil generating facilities. FirstEnergy Generation Corp. (FE Generation), a wholly owned subsidiary of FE Services, leases fossil generating units owned by the EUOC. The EUOC are "full requirements" customers of FE Services to enable them to meet their PLR responsibilities in their respective service areas. CEI continues to provide power directly to wholesale customers under negotiated contracts as well as to alternative energy suppliers as part of CEI's market support generation program of 400 megawatts.

          The effect on CEI's reported results of operations during the first quarter of 2001 from FirstEnergy's corporate separation plan and CEI's sale of transmission assets to ATSI in September 2000, are summarized in the following table:

Income Statement Effects                  Corporate
------------------------
  Increase (Decrease)                     Separation     ATSI       Total
                                          ----------     ----       -----
                                                     (in millions)

Operating Revenues:
  Power supply agreement with FE
   Services                                $ 77.5      $   --      $ 77.5
  Generating units lease rent                15.0          --        15.0
                                           ------      ------      ------

  Total Operating Revenues Effect          $ 92.5      $   --      $ 92.5
                                           ======      ======      ======
Operating Expenses:
  Fossil fuel costs                        $(23.4)(a)  $    --     $(23.4)
  Purchased power costs                     189.5 (b)       --      189.5
  Other operating costs                     (17.1)(a)     11.0 (d)   (6.1)
  Provision for depreciation and
   amortization                                --         (2.0)(e)   (2.0)
  General taxes                              (0.8)(c)     (2.2)(e)   (3.0)
                                           ------      -------     ------

  Total Operating Expenses Effect          $148.2      $   6.8     $155.0
                                           ======      =======     ======
Other Income                               $   --      $   1.8 (f) $  1.8
                                           ======      =======     ======

(a)  Transfer of fossil operations to FE Generation.
(b)  Purchased power for PLR.
(c)  Payroll taxes related to employees transferred to FE Generation.
(d)  Transmission services received from ATSI.
(e)  Depreciation and property taxes on transmission assets sold to ATSI.
(f)  Interest on note receivable from ATSI.

Results of Operations
---------------------
          Operating revenues increased by $92.8 million or 21.9% in the first quarter of 2001, compared to the same period in 2000, with nearly all of that increase resulting from the implementation of FirstEnergy's corporate separation as shown on the table above. CEI's electric sales to retail customers also increased by $20.4 million, offsetting reduced wholesale sales of $17.7 million in the first quarter of 2001 compared with the first quarter of 2000. As part of Ohio's electric utility restructuring law, the implementation of a 5% reduction in generation charges for Ohio's residential customers, that began in 2001, partially offset the increase in electric sales revenues by approximately $2.8 million in the first quarter of 2001 and is expected to lower revenues for all of 2001 by more than $16 million.

          Higher revenues from distribution services also contributed favorably to the increase in operating revenues. Residential kilowatt-hour deliveries in the first quarter of 2001 were 6.7% higher than the first quarter of 2000 primarily due to weather. Although weather was warmer than normal in the first quarter of 2001, average temperatures were still significantly colder than the first quarter of 2000. Commercial and industrial deliveries also increased by 1.9% in the first quarter of 2001 from the same period last year. Total kilowatt-hour deliveries, which represents all kilowatt-hours delivered to customers in CEI's franchise area, increased by 3.1% in the first quarter of 2001 from the same period last year. Additional revenues from CEI's market support generation to alternative energy suppliers also contributed to the higher revenues.

Operating Expenses and Taxes

          Total operating expenses and taxes increased by $126.1 million in the first quarter of 2001, compared to the same quarter of 2000, principally due to the implementation of FirstEnergy's corporate separation plan as shown on the preceding table. Excluding the effect of corporate separation, purchased power costs decreased by $16.8 million. Nuclear fuel costs were $4.0 million lower in the first quarter of 2001 from the same period last year due to reduced nuclear generation resulting from a scheduled refueling outage at the Perry Plant. The refueling outage increased nuclear operating costs by $20.5 million in 2001 -- there were no refueling outages in the first quarter of 2000.

          General taxes were $19.0 million lower in the first quarter of 2001, compared to the same period of 2000, primarily due to reduced property taxes in connection with the Ohio electric industry restructuring.

Net Interest Charges

          Net interest charges declined $5.3 million in the first quarter of 2001 compared to the same quarter of 2000. Lower interest expense on long-term debt contributed $2.9 million to the reduction as a result of debt redemption and refinancing activities in 2000. Lower borrowings from affiliates in the first quarter of 2001, compared to the same quarter of 2000, reduced other interest expense by $2.0 million.

Capital Resources and Liquidity
-------------------------------

          CEI has continuing cash needs for planned capital expenditures and maturing debt. During the last three quarters of 2001, capital requirements for property additions and capital leases are expected to be about $89 million, including $10 million for nuclear fuel. CEI will need additional cash of approximately $137 million to meet sinking fund payments for preferred stock and maturing long-term debt during the remainder of 2001. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of March 31, 2001, CEI had approximately $700,000 of cash and temporary investments and $60.8 million of short-term indebtedness to associated companies. Under its first mortgage indenture, as of March 31, 2001, CEI had the capability to issue up to $830 million of additional first mortgage bonds on the basis of property additions and retired bonds. CEI has no restrictions on the issuance of preferred stock.



                                       THE TOLEDO EDISON COMPANY

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)
                                                                   Three Months Ended
                                                                       March 31,
                                                                 ---------------------
                                                                     2001      2000
                                                                 --------     --------
                                                                      (In thousands)
OPERATING REVENUES                                               $271,635     $217,391
                                                                 --------     --------

OPERATING EXPENSES AND TAXES:
  Fuel                                                             12,753       26,215
  Purchased power                                                  88,352        6,918
  Nuclear operating costs                                          47,648       38,197
  Other operating costs                                            38,626       37,213
                                                                 --------     --------
      Total operation and maintenance expenses                    187,379      108,543
  Provision for depreciation and amortization                      32,775       26,180
  General taxes                                                    16,061       23,424
  Income taxes                                                      7,086       15,318
                                                                 --------     --------
      Total operating expenses and taxes                          243,301      173,465
                                                                 --------     --------

OPERATING INCOME                                                   28,334       43,926

OTHER INCOME                                                        3,788        2,689
                                                                 --------     --------

INCOME BEFORE NET INTEREST CHARGES                                 32,122       46,615
                                                                 --------     --------

NET INTEREST CHARGES:
  Interest on long-term debt                                       17,244       19,141
  Allowance for borrowed funds used during construction              (349)      (1,214)
  Other interest expense (credit)                                    (978)        (832)
                                                                 --------     --------
      Net interest charges                                         15,917       17,095
                                                                 --------     --------

NET INCOME                                                         16,205       29,520

PREFERRED STOCK DIVIDEND REQUIREMENTS                               4,045        4,064
                                                                 --------     --------

EARNINGS ON COMMON STOCK                                         $ 12,160     $ 25,456
                                                                 ========     ========



The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.



                                    THE TOLEDO EDISON COMPANY

                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                    March 31,    December 31,
                                                                      2001          2000
                                                                   ----------    ------------
                                                                         (In thousands)
             ASSETS
             ------

UTILITY PLANT:
  In service                                                       $1,564,004     $1,637,616
  Less--Accumulated provision for depreciation                        597,659        597,397
                                                                   ----------     ----------
                                                                      966,345      1,040,219
                                                                   ----------     ----------
  Construction work in progress-
    Electric plant                                                     27,878         73,565
    Nuclear fuel                                                           --         10,720
                                                                   ----------     ----------
                                                                       27,878         84,285
                                                                   ----------     ----------
                                                                      994,223      1,124,504
                                                                   ----------     ----------


OTHER PROPERTY AND INVESTMENTS:
  Shippingport Capital Trust                                          262,651        279,836
  Nuclear plant decommissioning trusts                                143,124        132,442
  Long-term notes receivable from associated companies                156,931         39,084
  Other                                                                 4,193          4,601
                                                                   ----------     ----------
                                                                      566,899        455,963
                                                                   ----------     ----------

CURRENT ASSETS:
  Cash and cash equivalents                                               707          1,385
  Receivables-
    Customers                                                           5,759          6,618
    Associated companies                                               40,998         62,271
    Other                                                               6,087          1,572
  Notes receivable from associated companies                           29,112         32,617
  Materials and supplies, at average cost-
    Owned                                                               8,641         17,388
    Under consignment                                                  19,318         21,994
  Prepayments and other                                                28,942         27,151
                                                                   ----------     ----------
                                                                      139,564        170,996
                                                                   ----------     ----------

DEFERRED CHARGES:
  Regulatory assets                                                   385,944        412,682
  Goodwill                                                            455,056        458,164
  Other                                                                28,948         29,958
                                                                   ----------     ----------
                                                                      869,948        900,804
                                                                   ----------     ----------
                                                                   $2,570,634     $2,652,267
                                                                   ==========     ==========


                                     THE TOLEDO EDISON COMPANY

                                    CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                                                    March 31,     December 31,
                                                                      2001           2000
                                                                   -----------    ------------
                                                                          (In thousands)

      CAPITALIZATION AND LIABILITIES
      ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $5 par value, authorized 60,000,000 shares -
      39,133,887 shares outstanding                                $  195,670      $  195,670
    Other paid-in capital                                             328,559         328,559
    Retained earnings                                                  78,818          81,358
                                                                   ----------      ----------
        Total common stockholder's equity                             603,047         605,587
  Preferred stock not subject to mandatory redemption                 210,000         210,000
  Long-term debt                                                      936,192         944,193
                                                                   ----------      ----------
                                                                    1,749,239       1,759,780
                                                                   ----------      ----------
CURRENT LIABILITIES:
  Currently payable long-term debt                                     58,046          56,230
  Accounts payable-
    Associated companies                                               53,567          36,564
    Other                                                               9,976          25,070
  Notes payable to associated companies                                    --          41,936
  Accrued taxes                                                        49,872          57,519
  Accrued interest                                                     18,623          19,946
  Other                                                                30,899          49,908
                                                                   ----------      ----------
                                                                      220,983         287,173
                                                                   ----------      ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                   200,125         196,944
  Accumulated deferred investment tax credits                          34,688          35,174
  Nuclear plant decommissioning costs                                 149,467         138,784
  Pensions and other postretirement benefits                          120,175         119,327
  Other                                                                95,957         115,085
                                                                   ----------      ----------
                                                                      600,412         605,314
                                                                   ----------      ----------

COMMITMENTS AND CONTINGENCIES (Note 2)                             ----------      ----------
                                                                   $2,570,634      $2,652,267
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


                                    THE TOLEDO EDISON COMPANY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                        ------------------------
                                                                           2001          2000
                                                                        ----------     ---------
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  16,205      $ 29,520
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation and amortization                          32,775        26,180
      Nuclear fuel and lease amortization                                   5,174         6,633
      Deferred income taxes, net                                            2,158         6,608
      Investment tax credits, net                                            (486)         (479)
      Receivables                                                          17,617        24,835
      Materials and supplies                                               11,423           333
      Accounts payable                                                      1,909       (13,229)
      Other                                                               (29,804)      (33,058)
                                                                        ---------      --------
        Net cash provided from operating activities                        56,971        47,343
                                                                        ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Short-term borrowings, net                                                 --        16,834
  Redemptions and Repayments-
    Long-term debt                                                          5,863        20,884
    Short-term borrowings, net                                             41,936            --
  Dividend Payments-
    Common stock                                                           14,700        18,000
    Preferred stock                                                         4,045         4,064
                                                                        ---------      --------
        Net cash used for financing activities                             66,544        26,114
                                                                        ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                       12,028        37,709
  Loans to associated companies                                           117,890            --
  Loan payments from associated companies                                  (3,548)       (5,166)
  Capital trust investments                                               (17,185)      (14,982)
  Sale of assets to associated companies                                 (117,890)           --
  Other                                                                      (190)        3,679
                                                                        ---------      --------
        Net cash used for (provided from) investing activities             (8,895)       21,240
                                                                        ---------      --------

Net decrease in cash and cash equivalents                                     678            11
Cash and cash equivalents at beginning of period                            1,385           312
                                                                        ---------      --------
Cash and cash equivalents at end of period                              $     707      $    301
                                                                        =========      ========


The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.



                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiary as of March 31, 2001, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of The Toledo Edison Company and subsidiary as of December 31, 2000 (not presented herein), and, in our report dated February 16, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  May 14, 2001.


                        THE TOLEDO EDISON COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Corporate Separation
--------------------

          Beginning in 2001, Ohio electric customers can select their generation suppliers as a result of legislation which restructured the electric utility industry. That legislation also required unbundling the price for electricity into its component elements -- including generation, transmission, distribution and transition charges. Also, Ohio utilities that offer both competitive and regulated retail electric services were required to implement a corporate separation plan approved by the PUCO -- one which provides a clear separation between regulated and competitive operations. In connection with FirstEnergy's transition plan, FirstEnergy separated its businesses into three distinct units -- a competitive services unit, a utility services unit and a corporate support services unit. TE is included in the utility services unit which continues to deliver power to homes and businesses through its existing distribution system and maintains the "provider of last resort" (PLR) obligation under the transition plan.

          As a result of the transition plan, FirstEnergy's EUOC entered into power supply agreements whereby FE Services purchases all of the EUOC nuclear generation, as well as generation from leased fossil generating facilities. FirstEnergy Generation Corp. (FE Generation), a wholly owned subsidiary of FE Services, leases fossil generating units owned by the EUOC. The EUOC are "full requirements" customers of FE Services to enable them to meet their PLR responsibilities in their respective service areas. TE continues to provide power directly to wholesale customers under previously negotiated contracts as well as to alternative energy suppliers as part of TE's market support generation program of 160 megawatts.

          The effect on the TE's reported results of operations during the first quarter of 2001 from FirstEnergy's corporate separation plan and TE's sale of transmission assets to ATSI in September 2000, are summarized in the following table:

Income Statement Effects                  Corporate
------------------------
  Increase (Decrease)                     Separation     ATSI       Total
                                          ----------     ----       -----
                                                     (in millions)

Operating Revenues:
  Power supply agreement with FE Services   $ 43.0      $   --     $ 43.0
  Generating units lease rent                  3.6          --        3.6
                                            ------      ------     ------

  Total Operating Revenues Effect           $ 46.6      $   --     $ 46.6
                                            ======      ======     ======
Operating Expenses:
  Fossil fuel costs                         $(10.5) (a) $   --     $(10.5)
  Purchased power costs                       83.9  (b)     --       83.9
  Other operating costs                       (3.0) (a)    5.8 (d)    2.8
  Provision for depreciation and
   amortization                                 --        (0.9)(e)   (0.9)
  General taxes                               (0.5) (c)   (0.8)(e)   (1.3)
                                            ------      ------     ------
  Total Operating Expenses Effect           $ 69.9      $  4.1     $ 74.0
                                            ======      ======     ======
Other Income                                $   --      $  0.8 (f) $  0.8
                                            ======      ======     ======

(a)  Transfer of fossil operations to FE Generation.
(b)  Purchased power for PLR.
(c)  Payroll taxes related to employees transferred to FE Generation.
(d)  Transmission services received from ATSI.
(e)  Depreciation and property taxes on transmission assets sold to ATSI.
(f)  Interest on note receivable from ATSI.


Results of Operations
---------------------

          Operating revenues increased by $54.2 million or 25.0% in the first quarter of 2001, compared to the same period in 2000, with nearly all of that increase resulting from the implementation of FirstEnergy's corporate separation as shown on the table above. TE's electric sales to retail customers also increased by $12.1 million, offsetting reduced wholesale sales of $7.3 million in the first quarter of 2001, compared with the first quarter of 2000. As part of Ohio's electric utility restructuring law, the implementation of a 5% reduction in generation charges for Ohio's residential customers, that began in 2001, partially offset the increase in electric sales revenues by approximately $1.4 million in the first quarter of 2001 and is expected to lower revenues for all of 2001 by more than $8 million.

          Higher revenues from distribution services also contributed favorably to the increase in operating revenues. Residential kilowatt-hour deliveries in the first quarter of 2001 were 9.7% higher than the first quarter of 2000 partially due to weather. Although weather was warmer than normal in the first quarter of 2001, average temperatures were still significantly colder than the first quarter of 2000. Commercial and industrial deliveries also increased by 6.0% in the first quarter of 2001 from the same period last year reflecting service area economic strength. Total kilowatt-hour deliveries, which represent all kilowatt-hours delivered to customers in TE's franchise area, increased by 7.0% in the first quarter of 2001 from the same period last year. Additional revenues from TE's market support generation to alternative energy suppliers also contributed to higher revenues, as well as several existing committed wholesale contracts.

Operating Expenses and Taxes

          Total operating expenses and taxes increased by $69.8 million in the first quarter of 2001, compared to the same quarter of 2000, principally due to implementation of FirstEnergy's corporate separation plan as shown on the preceding table. Excluding the effect of corporate separation, purchased power costs decreased by $2.5 million. Nuclear fuel costs were $2.0 million lower in the first quarter of 2001 from the same period last year due to reduced nuclear generation resulting from a scheduled refueling outage at the Perry Plant. The refueling outage increased nuclear operating costs by $9.5 million in 2001 -- there were no refueling outages in the first quarter of 2000.

          Excluding the effect from corporate separation, charges for depreciation and amortization increased by $7.5 million in the first quarter of 2001 from the same period last year, due to higher transition cost amortization under FirstEnergy's transition plan.

          General taxes were $7.4 million lower in the first quarter of 2001, compared to the same period of 2000, primarily due to reduced property taxes in connection with the Ohio electric industry restructuring.

Net Interest Charges

          Net interest charges continue to trend lower, decreasing by $1.2 million in the first quarter of 2001, compared to the same period in 2000, due to debt redemption and refinancing activities in 2000.

Capital Resources and Liquidity

          TE has continuing cash needs for planned capital expenditures and maturing debt. During the last three quarters of 2001, capital requirements for property additions and capital leases are expected to be about $52 million, including $8 million for nuclear fuel. TE will need additional cash of approximately $29.4 million for maturing long-term debt during the remainder of 2001. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of March 31, 2001, TE had approximately $29.8 million of cash and temporary investments and no short-term indebtedness. Under its first mortgage indenture, as of March 31, 2001, TE had the capability to issue up to $523 million of additional first mortgage bonds on the basis of property additions and retired bonds. Under the earnings coverage test contained in the TE charter, $524 million of preferred stock (assuming no additional debt was issued) could be issued based on earnings through the first quarter of 2001.


                                  PENNSYLVANIA POWER COMPANY

                                     STATEMENTS OF INCOME
                                         (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                ----------------------
                                                                  2001          2000
                                                                --------      --------
                                                                     (In thousands)
OPERATING REVENUES                                              $128,397      $ 83,951
                                                                --------      --------

OPERATING EXPENSES AND TAXES:
  Fuel                                                             6,641        10,222
  Purchased power                                                 45,768         3,168
  Nuclear operating costs                                         20,265        45,507
  Other operating costs                                           10,296        13,535
                                                                --------      --------
      Total operation and maintenance expenses                    82,970        72,432
  Provision for depreciation and amortization                     14,263        15,731
  General taxes                                                    4,480         7,058
  Income taxes (credit)                                           10,675        (4,903)
                                                                --------      --------
      Total operating expenses and taxes                         112,388        90,318
                                                                --------      --------


OPERATING INCOME (LOSS)                                           16,009        (6,367)


OTHER INCOME                                                         875           413
                                                                --------      --------


INCOME (LOSS) BEFORE NET INTEREST CHARGES                         16,884        (5,954)
                                                                --------      --------


NET INTEREST CHARGES:
  Interest expense                                                 4,728         5,407
  Allowance for borrowed funds used during construction             (232)         (975)
                                                                --------      --------
      Net interest charges                                         4,496         4,432
                                                                --------      --------


NET INCOME (LOSS)                                                 12,388       (10,386)


PREFERRED STOCK DIVIDEND REQUIREMENTS                                926           926
                                                                --------      --------


EARNINGS (LOSS) ATTRIBUTABLE TO COMMON STOCK                    $ 11,462      $(11,312)
                                                                ========      ========



The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.


                                   PENNSYLVANIA POWER COMPANY

                                          BALANCE SHEETS
                                           (Unaudited)

                                                                 March 31,     December 31,
                                                                    2001          2000
                                                                ----------     ------------
                                                                      (In thousands)

            ASSETS
            ------
UTILITY PLANT:
  In service                                                      $641,075       $636,418
  Less--Accumulated provision for depreciation                     280,174        275,699
                                                                  --------       --------
                                                                   360,901        360,719
                                                                  --------       --------

  Construction work in progress-
    Electric plant                                                  20,840         20,800
    Nuclear fuel                                                        17          2,810
                                                                  --------       --------
                                                                    20,857         23,610
                                                                  --------       --------
                                                                   381,758        384,329
                                                                  --------       --------


OTHER PROPERTY AND INVESTMENTS:
  Nuclear plant decommissioning trusts                             118,951        117,453
  Long-term notes receivable from associated companies              33,575         33,581
  Other                                                             21,215         21,279
                                                                  --------       --------
                                                                   173,741        172,313
                                                                  --------       --------


CURRENT ASSETS:
  Cash and cash equivalents                                          2,444          3,475
  Receivables-
    Customers (less accumulated provisions of $688,000 and
      $628,000, respectively, for uncollectible accounts)           42,772         40,980
    Associated companies                                            33,882         40,685
    Other                                                            4,794          8,848
  Notes receivable from associated companies                        27,630         41,264
  Materials and supplies, at average cost                           21,631         29,595
  Prepayments                                                        9,747          2,044
                                                                  --------       --------
                                                                   142,900        166,891
                                                                  --------       --------


DEFERRED CHARGES:
  Regulatory assets                                                246,755        260,221
  Other                                                              4,674          5,155
                                                                  --------       --------
                                                                   251,429        265,376
                                                                  --------       --------
                                                                  $949,828       $988,909
                                                                  ========       ========


                                    PENNSYLVANIA POWER COMPANY

                                          BALANCE SHEETS
                                           (Unaudited)

                                                                    March 31,       December 31,
                                                                     2001               2000
                                                                  -----------       ------------
                                                                         (In thousands)

           CAPITALIZATION AND LIABILITIES
           ------------------------------
CAPITALIZATION:
  Common stockholder's equity-
    Common stock, $30 par value, authorized 6,500,000
      shares - 6,290,000 shares outstanding                         $188,700          $188,700
    Other paid-in capital                                               (310)             (310)
    Retained earnings                                                 30,623            25,461
                                                                    --------          --------
        Total common stockholder's equity                            219,013           213,851
  Preferred stock-
    Not subject to mandatory redemption                               39,105            39,105
    Subject to mandatory redemption                                   15,000            15,000
  Long-term debt-
    Associated companies                                              15,001            18,135
    Other                                                            252,227           252,233
                                                                    --------          --------
                                                                     540,346           538,324
                                                                    --------          --------

CURRENT LIABILITIES:
  Currently payable long-term debt-
    Associated companies                                              15,140            16,620
    Other                                                              1,033             1,036
  Accounts payable-
    Associated companies                                              29,646            42,293
    Other                                                                458            21,165
  Accrued taxes                                                       26,124            19,250
  Accrued interest                                                     3,818             5,972
  Other                                                                8,747            16,228
                                                                    --------          --------
                                                                      84,966           122,564
                                                                    --------          --------

DEFERRED CREDITS:
  Accumulated deferred income taxes                                  154,896           160,632
  Accumulated deferred investment tax credits                          4,332             4,407
  Nuclear plant decommissioning costs                                119,412           117,915
  Other                                                               45,876            45,067
                                                                    --------          --------
                                                                     324,516           328,021
                                                                    --------          --------

COMMITMENTS AND CONTINGENCIES (Note 2)                              --------          --------
                                                                    $949,828          $988,909
                                                                    ========          ========


The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these balance sheets.


                                    PENNSYLVANIA POWER COMPANY

                                     STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      ----------------------
                                                                         2001        2000
                                                                      ---------    ---------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $ 12,388     $(10,386)
Adjustments to reconcile net income (loss) to net
  cash from operating activities-
    Provision for depreciation and amortization                         14,263       15,731
    Nuclear fuel and lease amortization                                  4,882        3,170
    Deferred income taxes, net                                          (2,481)      (3,622)
    Investment tax credits, net                                           (711)        (791)
    Receivables                                                          9,065         (526)
    Materials and supplies                                               7,964        3,768
    Accounts payable                                                   (33,354)      18,093
    Other                                                               (8,870)     (19,356)
                                                                      --------     --------
        Net cash provided from operating activities                      3,146        6,081
                                                                      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and Repayments-
    Long-term debt                                                       4,918        8,365
  Dividend Payments-
    Common stock                                                         6,300           --
    Preferred stock                                                        926          926
                                                                      --------     --------
        Net cash used for financing activities                          12,144        9,291
                                                                      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                     5,358       13,191
  Loan payment from parent                                             (13,640)     (12,866)
  Other                                                                    315        1,811
                                                                      --------     --------
        Net cash used for (provided from) investing activities          (7,967)       2,136
                                                                      --------     --------

Net decrease in cash and cash equivalents                                1,031        5,346
Cash and cash equivalents at beginning of period                         3,475        5,670
                                                                      --------     --------
Cash and cash equivalents at end of period                            $  2,444     $    324
                                                                      ========     ========




The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pennsylvania Power Company:

We have reviewed the accompanying balance sheet of Pennsylvania Power Company (a Pennsylvania corporation and wholly owned subsidiary of Ohio Edison Company) as of March 31, 2001, and the related statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Pennsylvania Power Company as of December 31, 2000 (not presented herein), and, in our report dated February 16, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  May 14, 2001.


                      PENNSYLVANIA POWER COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Corporate Separation
--------------------

          Beginning in 2001, FirstEnergy was required to implement a corporate separation plan which provides a clear separation between regulated and competitive operations. In connection with FirstEnergy's transition plan, FirstEnergy separated its businesses into three distinct units -- a competitive services unit, a utility services unit and a corporate support services unit. Penn is included in the utility services unit which continues to deliver power to homes and businesses through its existing distribution system and maintains the "provider of last resort"(PLR) obligation under its rate restructuring plan.

          As a result of the transition plan, FirstEnergy's EUOC entered into power supply agreements whereby FE Services purchases all of the EUOC nuclear generation, as well as generation from leased fossil generating facilities. FirstEnergy Generation Corp. (FE Generation), a wholly owned subsidiary of FE Services, leases fossil generating units owned by the EUOC. The EUOC are "full requirements" customers of FE Services to enable them to meet their PLR responsibilities in their respective service areas.

          The effect on Penn's reported results of operations during the first quarter of 2001 from FirstEnergy's corporate separation plan and Penn's sale of transmission assets to ATSI in September 2000, are summarized in the following table:

Income Statement Effects                  Corporate
------------------------
  Increase (Decrease)                     Separation     ATSI       Total
                                          ----------     ----       -----
                                                     (in millions)

Operating Revenues:
  Power supply agreement with FE Services   $ 41.6     $   --      $ 41.6
  Generating units lease rent                  5.1         --         5.1
                                            ------     ------      ------

  Total Operating Revenues Effect           $ 46.7     $   --      $ 46.7
                                            ======     ======      ======
Operating Expenses:
  Fossil fuel costs                         $ (6.2)(a) $   --      $ (6.2)
  Purchased power costs                       45.9 (b)     --        45.9
  Other operating costs                       (6.2)(a)    3.2 (d)    (3.0)
  Provision for depreciation and
   amortization                                 --       (0.8)(e)    (0.8)
  General taxes                               (0.6)(c)   (0.1)(e)    (0.7)
                                            ------      -----      ------
  Total Operating Expenses Effect           $ 32.9      $ 2.3      $ 35.2
                                            ======      =====      ======
Other Income                                $   --      $ 0.7 (f)  $  0.7
                                            ======      =====      ======

(a)  Transfer of fossil operations to FE Generation.
(b)  Purchased power for PLR.
(c)  Payroll taxes related to employees transferred to FE Generation.
(d)  Transmission services received from ATSI.
(e)  Depreciation and property taxes on transmission assets sold to ATSI.
(f)  Interest on note receivable from ATSI.

Results of Operations
---------------------

          Operating revenues increased by $44.4 million or 52.9% in the first quarter of 2001, compared to the same period in 2000, with nearly all of that increase resulting from the implementation of FirstEnergy's corporate separation as shown on the table above. Penn's electric sales to retail customers also increased by $3.6 million, partially offsetting reduced wholesale sales of $7.4 million in the first quarter of 2001, compared with the first quarter of 2000. The return of customers previously served by alternative generation suppliers contributed to the electric generation sales growth.

          Higher revenues from distribution services also contributed favorably to the increase in operating revenues. Residential kilowatt-hour deliveries in the first quarter of 2001 were 9.7% higher than the first quarter of 2000 partially due to weather. Although weather was warmer than normal in the first quarter of 2001, average temperatures were still significantly colder than the first quarter of 2000. Commercial and industrial deliveries also increased by 6.7% in the first quarter of 2001 from the same period last year reflecting service area economic strength.

Operating Expenses and Taxes

          Total operating expenses and taxes increased by $22.1 million in the first quarter of 2001, compared to the same quarter of 2000, principally due to the implementation of FirstEnergy's corporate separation plan as shown on the preceding table. Excluding the effect of corporate separation, purchased power costs decreased by $3.3 million. Nuclear fuel costs were $2.6 million higher in the first quarter of 2001 from the same period last year due to additional nuclear generation in 2001. Nuclear operating costs were $25.2 million lower in the first quarter 2001, compared to the first quarter of 2000, due to Penn's smaller ownership share (5.24%) of a scheduled Perry Plant refueling outage in the first quarter 2001 versus its 65% ownership share in the Beaver Valley Unit 1 refueling outage in the same period last year.

          General taxes were $2.6 million lower in the first quarter of 2001, compared to the same period of 2000, partially due to reduced property taxes in connection with the Ohio electric industry restructuring.

Capital Resources and Liquidity
-------------------------------

          Penn has continuing cash requirements for planned capital expenditures and maturing debt. During the last three quarters of 2001, capital requirements for property additions and capital leases are expected to be about $40 million, including $20 million for nuclear fuel. Penn will need additional cash of approximately $974,000 for maturing long-term debt during the remainder of 2001. These cash requirements are expected to be satisfied with internal cash.

          As of March 31, 2001, Penn had approximately $30.1 million of cash and temporary investments and no short-term indebtedness. Also, Penn had $2.0 million available from an unused bank facility as of March 31, 2001, which may be borrowed for up to several days at the bank's discretion. Under its first mortgage indenture, as of March 31, 2001, Penn had the capability to issue up to $226 million of additional first mortgage bonds on the basis of property additions and retired bonds. Under the earnings coverage test contained in the Penn charter, $190 million of preferred stock (assuming no additional debt was issued) could be issued based on earnings through the first quarter of 2001.

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



May 15, 2001






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

                                   OHIO EDISON COMPANY
                                   -------------------
                                       Registrant

                                  THE CLEVELAND ELECTRIC
                                  ----------------------
                                   ILLUMINATING COMPANY
                                   --------------------
                                       Registrant

                                THE TOLEDO EDISON COMPANY
                                -------------------------
                                       Registrant

                                PENNSYLVANIA POWER COMPANY
                                --------------------------
                                       Registrant



                                  /s/  Harvey L. Wagner
                             -----------------------------------
                                       Harvey L. Wagner
                                          Controller
                                 Principal Accounting Officer