Form 10-K/A
FIRSTENERGY CORP
filed 2003-09-11
CIK 1031296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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


                                 AMENDMENT NO. 3
                                 ---------------

333-21011              FIRSTENERGY CORP.                        34-1843785
                       (An Ohio Corporation)
                       76 South Main Street
                       Akron, OH  44308
                       Telephone (800)736-3402

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          Name of Each Exchange
   Registrant             Title of Each Class              on Which Registered
-----------------   ----------------------------------    ---------------------

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

State the aggregate market value of the common stock held by non-affiliates of the registrant: FirstEnergy Corp., $9,920,663,231 as of June 28, 2002; and for all other registrants, none.

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

                                EXPLANATORY NOTE

We are filing this Amendment No. 3 to our Annual Report on Form 10-K/A for the year ended December 31, 2002 (the "Report") to correct certain typographical and minor computational errors in Item 7 -- Management's Discussion and Analysis of Results of Operations and Financial Condition of the Report (filed originally as part of Exhibit 13 to the Report). This Amendment has no effect on previously reported results of operations or financial position. No changes in the financial statements or other items of the Report as originally filed are necessary.

The complete amended and restated Item 7, which is included in its entirety below, reflects the following corrections:

Under the heading "RESULTS OF OPERATIONS":

         In the third sentence of the first paragraph, the decrease in net income of $404.2 million in 2002 should have read $392.9 million.

         In the second sentence of the second paragraph, the net reduction in basic and diluted earnings of $0.46 per share in 2002 should have read $0.71.

         In the table of "One-time Charges" following the fifth paragraph, under the column labeled "CHANGE", the amount for Avon and Emdersa adjustment of $43.5 million should have read $61.0 million; the total of $274.5 million should have read $292.0 million; the reduction to basic earnings per share of common stock of $0.65 should have read $0.71; and the reduction to diluted earnings per share of common stock of $0.65 should have read $0.71.

         Under the subheading "Net Interest Charges", the reference in the first sentence to a net interest charge increase of $406.6 million in 2002 should have read $405.7 million.


Under the heading "RESULTS OF OPERATIONS -BUSINESS SEGMENTS":

         Under the subheading "Regulated Services", the reference in the first sentence to an increase in net income of $938 million in 2002 should have read $927 million.

         In the sentence following the above sentence, the reference to the decrease in net income in 2002 of $103.7 million should have read $114.3 million.

         The "2002 Column" in the table following the paragraph containing the sentence referred to above is corrected as follows:

         Regulated Services
         ----------------------------------------------------------------------
         Increase(Decrease)                  (In millions)
                                             As Originally Filed    As Corrected
                                             -------------------    ------------
         Revenues.........................       $(529.5)            $(529.5)
         Expenses.........................        (232.4)             (223.8)
         -----------------------------------------------------------------------
         Income Before Interest and
          Income Taxes....................        (297.1)             (305.7)

         Net interest charges.............        (131.3)             (131.3)
         Income taxes.....................         (62.1)              (60.1)
         -----------------------------------------------------------------------
         Net Income Change................       $(103.7)            $(114.3)
         -----------------------------------------------------------------------


         Under the subheading "Competitive Services", the reference in the first sentence to an increase in net losses of $119.0 million in 2002 should have read $108.1 million.

         In the sentence following the above sentence, the reference to the increase in net losses in 2002 of $89.8 million should have read $78.9 million.

         The "2002 Column" in the table following the paragraph containing the sentence referred to above is corrected as follows:

 Competitive Services
 Increase(Decrease)                         (In millions)
                                             As Originally Filed   As Corrected
                                             -------------------   ------------
 Revenues...................................      $211.5             $ 211.5
 Expenses...................................       351.1               341.9
 ------------------------------------------------------------------------------

 Income Before Interest and Income Taxes....      (139.6)             (130.4)

 Net interest charges.......................        21.9                21.9
 Income taxes...............................       (63.2)              (64.9)
 Cumulative effect of a change in
  accounting ...............................         8.5                 8.5
 ------------------------------------------------------------------------------

 Net Loss Increase..........................      $ 89.8             $  78.9
 ------------------------------------------------------------------------------

 In the third sentence of the second paragraph following the table above, the years 2002 and 2001 should read 2001 and 2000, respectively.

Under the heading "CAPITAL RESOURCES AND LIQUIDITY":

         Under the subheading "Cash Flows From Financing Activities", in the sixth sentence of the first paragraph following the table, the total $4.3 billion of preferred stock that could have been issued as of December 31, 2002 should have read $4.5 billion.

Under the heading "IMPLEMENTATION OF RECENT ACCOUNTING STANDARD":

         The "Total before adjustment" for revenues and expenses in the chart entitled 2002 IMPACT OF RECORDING ENERGY TRADING NET of $12,515 million and $10,378 million, respectively, should have read $12,499 million and $10,368 million, respectively.

         The "Total as reported" for revenues and expenses in the same chart as indicated above of $12,247 million and $10,110 million, respectively, should have read $12,231 million and $10,100 million, respectively.

                                   FORM 10-K/A
                                TABLE OF CONTENTS
                                                                           Page
Part I

    Item  1.  Business...................................................   *
                Recent Developments......................................   *
                  Environmental Matters..................................   *
                  Regulatory Matters.....................................   *
                  International Operations...............................   *
                  Other Matters..........................................   *
                The Company..............................................   *
                Divestitures.............................................   *
                  International Operations...............................   *
                  Generating Assets......................................   *
                Utility Regulation.......................................   *
                  PUCO Rate Matters......................................   *
                  NJBPU Rate Matters.....................................   *
                  PPUC Rate Matters......................................   *
                  FERC Rate Matters......................................   *
                  Regulatory Accounting..................................   *
                Capital Requirements.....................................   *
                Met-Ed Capital Trust and Penelec Capital Trust...........   *
                Nuclear Regulation.......................................   *
                Nuclear Insurance........................................   *
                Environmental Matters....................................   *
                  Air Regulation.........................................   *
                  Water Regulation.......................................   *
                  Waste Disposal.........................................   *
                  Summary................................................   *
                Fuel Supply..............................................   *
                System Capacity and Reserves.............................   *
                Regional Reliability.....................................   *
                Competition..............................................   *
                Research and Development.................................   *
                Executive Officers.......................................   *
                FirstEnergy Website......................................   *

    Item  2.  Properties.................................................   *

    Item  3.  Legal Proceedings..........................................   *

    Item  4.  Submission of Matters to a Vote of Security Holders........   *

Part II

    Item  5.  Market for Registrant's Common Equity and Related
               Stockholder Matters ......................................   *

    Item  6.  Selected Financial Data....................................   *

    Item  7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ......................   1

    Item  8.  Financial Statements and Supplementary Data................   *

    Item  9.  Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure........ ..............   *

Part III

    Item 10.  Directors and Executive Officers of the Registrant.........   *

    Item 11.  Executive Compensation.....................................   *

    Item 12. Security Ownership of Certain Beneficial Owners
              and Management and Related Shareholder Matters.............   *

    Item 13.  Certain Relationships and Related Transactions.............   *

    Item 14.  Controls and Procedures....................................   *

Part IV

    Item 15.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K........................................   *

      * Indicates the items that have not been revised and are not included in this Form 10-K/A. Reference is made to the original 10-K, as previously amended, for the complete text of such items.

THE FOLLOWING ITEM HAS BEEN AMENDED IN THIS AMENDMENT NO. 3:


                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                FIRSTENERGY CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           This discussion includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate," "potential," "expect," "believe," "estimate" and similar words. Actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy and commodity market prices, replacement power costs being higher than anticipated or inadequately hedged, maintenance costs being higher than anticipated, legislative and regulatory changes (including revised environmental requirements), availability and cost of capital, inability of the Davis-Besse Nuclear Power Station to restart (including because of an inability to obtain a favorable final determination from the Nuclear Regulatory Commission) in the fall of 2003, inability to accomplish or realize anticipated benefits from strategic goals, further investigation into the causes of the August 14, 2003, power outage and other similar factors.

           FirstEnergy Corp. is a registered public utility holding company that provides regulated and competitive energy services (see Results of Operations - Business Segments) domestically and internationally. The international operations were acquired as part of FirstEnergy's acquisition of GPU, Inc. in November 2001. GPU Capital, Inc. and its subsidiaries provide electric distribution services in foreign countries. GPU Power, Inc. and its subsidiaries develop, own and operate generation facilities in foreign countries. Sales are planned but not pending for all of the international operations (see Capital Resources and Liquidity). Prior to the GPU merger, regulated electric distribution services were provided to portions of Ohio and Pennsylvania by our wholly owned subsidiaries - Ohio Edison Company (OE), The Cleveland Electric Illuminating Company (CEI), Pennsylvania Power Company (Penn) and The Toledo Edison Company (TE) with American Transmission Systems, Inc. (ATSI) providing transmission services. Following the GPU merger, regulated services are also provided through wholly owned subsidiaries - Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec) - providing electric distribution and transmission services to portions of Pennsylvania and New Jersey. The coordinated delivery of energy and energy-related products, including electricity, natural gas and energy management services, to customers in competitive markets is provided through a number of subsidiaries, often under master contracts providing for the delivery of multiple energy and energy-related services. Prior to the GPU merger, competitive services were principally provided by FirstEnergy Solutions Corp.
(FES), FirstEnergy Facilities Services Group, LLC (FSG) and MARBEL Energy Corporation. Following the GPU merger, competitive services are also provided through MYR Group, Inc.

RESTATEMENTS

           As further discussed in Note 2(M) to the Consolidated Financial Statements, the Company is restating its consolidated financial statements for the year ended December 31, 2002. The revisions principally reflect a change in the method of amortizing the costs being recovered under the Ohio transition plan and recognition of above-market values of certain leased generation facilities.

   Transition Cost Amortization

           As discussed under Regulatory matters in Note 2(D), FirstEnergy's Ohio electric utilities recover transition costs, including regulatory assets, through an approved transition plan filed under Ohio's electric utility restructuring legislation. The plan, which was approved in July 2000, provides for the recovery of costs from January 1, 2001 through a fixed number of kilowatt-hour sales to all customers that continue to receive regulated transmission and distribution service, which is expected to end in 2006 for OE, 2007 for TE and in 2009 for CEI.

           FirstEnergy, OE, CEI and TE amortize these transition costs using the effective interest method. The amortization schedules originally developed at the beginning of the transition plan in 2001 in applying this method were based on total transition revenues, including revenues designed to recover costs which have not yet been incurred or that were recognized on the regulatory financial statements (fair value purchase accounting adjustments), but not in the financial statements prepared under generally accepted accounting principles
(GAAP). The Ohio electric utilities have revised their amortization schedules under the effective interest method to consider only revenues relating to transition regulatory assets recognized on the GAAP balance sheet. The impact of this change will result in higher amortization of these regulatory assets in the first several years of the transition cost recovery period, compared with the method previously applied. The change in method results in no change in total amortization of the regulatory assets recovered under the transition period through the end of 2009.

           After giving effect to the restatement, total transition cost amortization including above market leases) is expected to approximate the following for the years from 2003 through 2009 (in millions).

                        2003..............     $685
                        2004..............      786
                        2005..............      913
                        2006..............      378
                        2007..............      213
                        2008..............      163
                        2009..............       44

   Above-Market Lease Costs

           In 1997, FirstEnergy was formed through a merger between OE and Centerior Energy Corporation. The merger was accounted for as an acquisition of Centerior, the parent company of CEI and TE, under the purchase accounting rules of Accounting Principles Board (APB) Opinion No. 16. In connection with the reassessment of the accounting for the transition plan, FirstEnergy reassessed its accounting for the Centerior purchase and determined that above-market lease liabilities should have been recorded at the time of the merger. Accordingly, in 2002, FirstEnergy recorded additional adjustments associated with the 1997 merger between OE and Centerior to reflect certain above March 1 market lease liabilities for Beaver Valley Unit 2 and the Bruce Mansfield Plant, for which CEI and TE had previously entered into sale-leaseback arrangements. CEI and TE recorded an increase in goodwill related to the above March 1 market lease costs for Beaver Valley Unit 2 since regulatory accounting for nuclear generating assets had been discontinued prior to the merger date and it was determined that this additional liability would have increased goodwill at the date of the merger. The corresponding impact of the above March 1 market lease liability for the Bruce Mansfield Plant were recorded as regulatory assets because regulatory accounting had not been discontinued at that time for the fossil generating assets and recovery of these liabilities was provided under the transition plan.

           The total above-market lease obligation of $722 million associated with Beaver Valley Unit 2 will be amortized through the end of the lease term in 2017 (approximately $37 million per year). The additional goodwill has been recorded on a net basis, reflecting amortization that would have been recorded through 2001, when goodwill amortization ceased with the adoption of Statement of Financial Accounting Standard No.SFAS) 142, "Goodwill and Other Intangible Assets". The total above-market lease obligation of $755 million associated with the Bruce Mansfield Plant is being amortized through the end of 2016 (approximately $48 million per year). Before the start of the transition plan in 2001, the regulatory asset would have been amortized at the same rate as the lease obligation resulting in no impact to net income. Beginning in 2001, the remaining unamortized regulatory asset would have been included in CEI's and TE's amortization schedules for regulatory assets and amortized through the end of the recovery period - approximately 2009 for CEI and 2007 for TE.

           FirstEnergy has reflected the net impact of the accounting for these items for the period from the merger in 1997 through 2001 in the 2002 financial statements. The cumulative impact to net income recorded in 2002 related to these prior periods increased net income by $5.9 million in the restated 2002 financial statements and is reflected as a reduction in other operating expenses in the accompanying consolidated statement of income. In addition, the impact increased the following balances in the consolidated balance sheet as of January 1, 2002:

         Increase (decrease)                    (In Thousands)

         Goodwill............................     $  381,780
         Regulatory assets...................        636,100
                                                  ----------
         Total assets........................     $1,017,880
                                                  ==========

         Other current liabilities...........         84,600
         Deferred income taxes...............       (262,580)
         Deferred investment tax credits.....           (828)
         Other deferred credits..............      1,190,800
                                                  ----------
         Total liabilities...................     $1,011,992
                                                  ==========

         Retained earnings...................     $    5,888
                                                  ==========

           The after-tax effect of the actual 2002 impact of these items decreased net income for the year ended December 31, 2002, by $71 million, or $0.24 per share. The effects of these changes on the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows previously reported for December 31, 2002 are described in Note 2(M) to the Consolidated Financial Statements.

           The adjustments described above are anticipated to result in a decrease in reported net income through 2005 and an increase in net income for the period 2006 through 2017, the end of the lease term for Beaver Valley Unit
2. The schedule below shows the estimated impact on net income of these adjustments for 2003 through 2008.


          Change in        Regulatory        Lease        Effect on     Effect
        Transition Cost       Asset          Liability     Pre-Tax      on Net
 Year    Amortization     Amortization (a)  Reversal       Income       Income
 ----    ------------     ----------------  --------       ------       ------
                                    (in millions)
 2003       $(68)            $(103)           $85           $(86)         $(51)
 2004        (40)             (118)            85            (73)          (43)
 2005         36              (136)            85            (16)           (9)
 2006         33               (83)            85             35            21
 2007         64               (77)            85             72            43
 2008        106               (56)            85            135            80

 (a)This represents the additional amortization related to the regulatory assets recognized in connection with the above-market lease for the Bruce Mansfield Plant discussed above.

   Other Adjustments -

           FirstEnergy has also included in this restatement certain immaterial adjustments that were not previously recognized in 2002 related to the recognition of a valuation allowance on a tax benefit recognized in 2002 and other adjustments. The impact of these adjustments decreased net income by $11.3 million.

           The total after-tax effect of the adjustments in this restatement decreased net income for the year ended December 31, 2002, by $76 million, or $0.26 per share as shown below.



     Income Statement Effects
     ------------------------
       Increase (Decrease)                                 Transition     Reversal
                                                             Cost         of Lease                   Total
                                                          Amortization   Obligations    Other     Adjustments
                                                          ---------------------------------------------------
                                                               (In thousands, except per share amounts)

       Total revenues                                     $      --        $     --     $     --   $      --
       Fuel and purchased power                                  --              --      (10,700)    (10,700)
       Other operating expenses                                  --         (90,688)      14,800     (75,888)
       Provision for depreciation and amortization          150,474          50,272           --     200,746
                                                          ---------        --------     --------   ---------
       Income before interest and income taxes             (150,474)         40,416       (4,100)   (114,158)
       Net interest charges                                      --              --       (3,300)     (3,300)
       Income taxes                                         (30,920)        (13,962)      10,500     (34,382)
                                                          ---------        --------     --------   ---------

       Net income effect                                  $(119,554)       $ 54,378     $(11,300)   $(76,476)
                                                          =========        ========     ========    ========

       Basic earnings per share effect                       $(0.42)          $0.20       ($0.04)     $(0.26)
                                                             ======          ======       ======      ======

       Diluted earnings per share effect                     $(0.42)          $0.20       ($0.04)     $(0.26)
                                                             ======           =====       ======      ======



GPU MERGER

           On November 7, 2001, the merger of FirstEnergy and GPU became effective with FirstEnergy being the surviving company. The merger was accounted for using purchase accounting under the guidelines of SFAS 141, "Business Combinations." Under purchase accounting, the results of operations for the combined entity are reported from the point of consummation forward. As a result, our financial statements for 2001 reflect twelve months of operations for our pre-merger organization and seven weeks of operations (November 7, 2001 to December 31, 2001) for the former GPU companies. In 2002, our financial statements include twelve months of operations for both our pre-merger organization and the former GPU companies. Additional goodwill resulting from the merger ($2.3 billion) plus goodwill existing at GPU ($1.9 billion) at the time of the merger is not being amortized, reflecting the application of SFAS 142, "Goodwill and Other Intangible Assets." Goodwill continues to be subject to review for potential impairment (see Significant Accounting Policies - Goodwill). As a result of the merger, we issued nearly 73.7 million shares of our common stock, which are reflected in the calculation of earnings per share of common stock in 2002 and for the seven-week period outstanding in 2001.

RESULTS OF OPERATIONS

           Net income decreased to $552.8 million in 2002, compared to $646.4 million in 2001 and $599.0 million in 2000. Net income in 2001 included the cumulative effect of an accounting change resulting in a net after-tax charge of $8.5 million (see Cumulative Effect of Accounting Changes). Excluding the former GPU companies' results (and related interest expense on acquisition debt), net income decreased to $392.9 million in 2002 from $615.5 million in 2001 due in large part to the incremental costs related to the extended Davis-Besse outage and a number of one-time charges summarized in the table below. In addition, SFAS 142, implemented January 1, 2002, resulted in the cessation of goodwill amortization. In 2001, amortization of goodwill reduced net income by approximately $57 million ($0.25 per share of common stock). Excluding the former GPU companies' results (and related interest expense on acquisition debt), net income increased in 2001 due to reduced depreciation and amortization, general taxes and net interest charges. The benefits of these reductions were offset in part by lower retail electric sales, increased other operating expenses and higher gas costs.

           Incremental costs related to the extended outage at the Davis-Besse nuclear plant (see Davis-Besse Restoration) reduced basic and diluted earnings per share of common stock by $0.47 in 2002. In addition, the table below displays one-time charges that resulted in a comparative net reduction to basic and diluted earnings of $0.71 per share of common stock in 2002, compared to 2001.

           Previously reported variances of revenues, expenses, income taxes and net income between 2001 as compared to 2000 included in Results of Operations - Business Segments have been reclassified as a result of segment information reclassifications (see Note 8 for additional discussion). In addition, previously reported comparisons of sales of electricity between 2001 as compared to 2000 have also been reclassified as a result of adoption of Emerging Issues Task Force (EITF) Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (see Implementation of Recent Accounting Standard for additional disclosure).

           The impact of domestic and world economic conditions on the electric power industry limited our divestiture program during 2002. By the end of 2001, we had successfully completed the sale of our Australian gas transmission companies, had reached agreement with Aquila, Inc. for the sale of our holdings of electric distribution facilities in the United Kingdom (UK) and executed an agreement with NRG Energy Inc. (NRG) for the sale of four coal-fired power plants. However, the UK transaction with Aquila closed on May 8, 2002 and reflected the March 2002 modification of Aquila's initial offer such that Aquila acquired a 79.9 percent equity interest in Avon Energy Partners Holdings (Avon) for approximately $1.9 billion (including the assumption of $1.7 billion of debt). In the fourth quarter of 2002, we recognized a $50 million impairment of our Avon investment. On August 8, 2002, we notified NRG that we were canceling our agreement with them for their purchase of the four fossil plants because NRG had stated that it could not complete the transaction under the original terms of the agreement. We were also actively pursuing the sale of an electric distribution company in Argentina - GPU Empressa Distribuidora Electrica Regional S.A. and its affiliates (Emdersa). With the deteriorating economic conditions in Argentina no sale could be completed by December 31, 2002. (See
Note 3 regarding the April 2003 abandonment). Further information on the impact of the changes in accounting related to our divestiture activities is available in the "Change in Previously Reported Income Statement Classifications" section and in the discussion of depreciation charges in the "Expenses" section below.

           One-time pre-tax charges to earnings before the cumulative effect of accounting change are summarized in the following table:


         One-time Charges
         ----------------

                                                                           2002        2001      Change
         ------------------------------------------------------------------------------------------------
                                                                                    (In millions)

         Investment impairments...................................        $100.7        --         $100.7
         Pennsylvania deferred energy costs.......................          55.8        --           55.8
         Avon and Emdersa adjustment..............................          61.0        --           61.0
         Lake Plants - depreciation and sale costs................          29.2        --           29.2
         Long-term derivative contract adjustment.................          18.1        --           18.1
         Generation project cancellation..........................          17.1        --           17.1
         Severance costs - 2002...................................          11.3        --           11.3
         Uncollectible reserve and contract losses................          --           9.2         (9.2)
         Early retirement costs - 2001............................          --           8.8         (8.8)
         Estimated claim settlement...............................          16.8        --           16.8
         ------------------------------------------------------------------------------------------------
         .........................................................        $310.0       $18.0       $292.0
         ================================================================================================

         Reduction to earnings per share of common stock
           Basic..................................................         $0.76       $0.05        $0.71
         ================================================================================================
           Diluted................................................         $0.76       $0.05        $0.71
         ================================================================================================

                                                              4

   Revenues

           Total revenues increased $4.2 billion in 2002, which included more than $4.6 billion incremental revenues for the former GPU companies in 2002 (twelve months), compared to 2001 (seven weeks). Excluding results from the former GPU companies, total revenues increased $24.7 million following a $336.7 million increase in 2001. The additional sales in both years resulted from an expansion of our unregulated businesses, which more than offset lower sales from our electric utility operating companies (EUOC). Sources of changes in pre-merger and post-merger companies' revenues during 2002 and 2001, compared to the prior year, are summarized in the following table:

     Sources of Revenue Changes                    2002          2001
     -------------------------------------------------------------------
     Increase (Decrease)                              (In millions)

     Pre-Merger Companies:
     Electric Utilities (Regulated Services):
       Retail electric sales                     $(328.5)       $(240.5)
       Other revenues                               18.4          (22.6)
     ---------------------------------------------------------------------

     Total Electric Utilities                     (310.1)        (263.1)
     ---------------------------------------------------------------------

     Unregulated Businesses (Competitive Services):
       Retail electric sales                       136.4          (19.9)
       Wholesale electric sales:
         Nonaffiliated                             140.0          254.4
         Affiliated                                345.3           32.7
       Gas sales                                  (171.7)         226.1
     Other revenues                               (115.2)          106.5
     -------------------------------------------------------------------

     Total Unregulated Businesses                  334.8          599.8
     -------------------------------------------------------------------

     Total Pre-Merger Companies                     24.7          336.7
     -------------------------------------------------------------------

     Former GPU Companies:
       Electric utilities                        3,782.4          570.4
       Unregulated businesses                      766.0          101.9
     --------------------------------------------------------------------

     Total Former GPU Companies                  4,548.4          672.3

     Intercompany Revenues                        (341.9)          (38.6)
     --------------------------------------------------------------------

     Net Revenue Increase                       $4,231.2         $970.4
     ===================================================================


   Electric Sales

           Shopping by Ohio customers for alternative energy suppliers combined with the effect of a sluggish national economy on regional business reduced retail electric sales revenues of our pre-merger EUOCs by $328.5 million (or 7.1%) in 2002 compared to 2001. Since Ohio opened its retail electric market to competing generation suppliers in 2001, sales of electric generation by alternative suppliers in our franchise areas have risen steadily, providing 23.6% of total energy delivered to retail customers in 2002, compared to 11.3% in 2001. As a result, generation kilowatt-hour sales to retail customers by the EUOC were 14.2% lower in 2002 than the prior year, which reduced regulated retail electric sales revenues by $230.6 million.

           Revenue from distribution deliveries decreased by $11.7 million in 2002 compared to 2001. KWH deliveries to franchise customers were 0.5% lower in 2002 compared to the prior year. The decrease resulted from the net effect of a 6.3% increase in kilowatt-hour deliveries to residential customers (due in large part to warmer summer weather in 2002) offset by a 3.2% decline in kilowatt-hour deliveries to commercial and industrial customers as a result of sluggish economic conditions.

           The remaining decrease in regulated retail electric sales revenues resulted from additional transition plan incentives provided to customers to promote customer shopping for alternative suppliers - $86.0 million of additional credits in 2002 compared to 2001. These reductions to revenue are deferred for future recovery under our Ohio transition plan and do not materially affect current period earnings.

           Despite the decrease in kilowatt-hour sales by our pre-merger EUOC, total electric generation sales increased by 22.0% in 2002 compared to the prior year as a result of higher kilowatt-hour sales by our competitive services segment. Revenues from the wholesale market increased $501.4 million in 2002 from 2001 and kilowatt-hour sales more than doubled. More than half of the increase resulted from additional affiliated company sales by FES to Met-Ed and Penelec. FES assumed the supply obligation in the third quarter of 2002 for a portion of Met-Ed's and Penelec's provider of last resort (PLR) supply requirements (see State Regulatory Matters - Pennsylvania). The increase also included sales into the

New Jersey market as an alternative supplier for a portion of New Jersey's basic generation service (BGS). Retail sales by our competitive services segment increased by $136.4 million as a result of a 59.0% increase in kilowatt-hour sales in 2002 from 2001. That increase resulted from retail customers switching to FES, our unregulated subsidiary, under Ohio's electricity choice program. The higher kilowatt-hour sales in Ohio were partially offset by lower retail sales in markets outside of Ohio.

           In 2001, our pre-merger EUOC retail revenues decreased by $240.5 million compared to 2000, principally due to lower generation sales volume resulting from the first year of customer choice in Ohio. Sales by alternative suppliers increased to 11.3% of total energy delivered compared to 0.8% in 2000. Implementation of a 5% reduction in generation charges for residential customers as part of Ohio's electric utility restructuring in 2001 also contributed $51.2 million to the reduced electric sales revenues. Kilowatt-hour deliveries to franchise customers were down a more moderate 1.7% due in part to the decline in economic conditions, which was a major factor resulting in a 3.1% decrease in kilowatt-hour deliveries to commercial and industrial customers. Other regulated electric revenues decreased by $22.6 million in 2001, compared to the prior year, due in part to reduced customer reservation of transmission capacity.

           Total electric generation sales increased by 2.7% in 2001 compared to the prior year with sales to the wholesale market being the largest single factor contributing to this increase. Kilowatt-hour sales to wholesale customers more than doubled from 2000 and revenues increased $287.1 million in 2001 from the prior year. The higher kilowatt-hour sales benefited from increased availability of power to sell into the wholesale market, due to additional internal generation and increased shopping by retail customers from alternative suppliers, which allowed us to take advantage of wholesale market opportunities. Retail kilowatt-hour sales by our competitive services segment increased by 3.6% in 2001, compared to 2000, primarily due to expanding sales within Ohio as a result of retail customers switching to FES under Ohio's electricity choice program. The higher kilowatt-hour sales in Ohio were partially offset by lower sales in markets outside of Ohio as some customers returned to their local distribution companies. Despite an increase in kilowatt-hour sales in Ohio's competitive market, declining sales to higher-priced eastern markets contributed to an overall decline in retail competitive sales revenue in 2001 from the prior year.

           Changes in electric generation sales and distribution deliveries in 2002 and 2001 for our pre-merger companies are summarized in the following table:

   Changes in KWH Sales                       2002            2001
   ------------------------------------------------------------------
   Increase (Decrease)
   Electric Generation Sales:
     Retail -
       Regulated services                   (14.2)%         (12.2)%
       Competitive services                  59.0%            3.6%
   Wholesale                                122.6%          117.2%

   Total Electric Generation Sales           22.0%            2.7%
   ==================================================================

   EUOC Distribution Deliveries:
     Residential                              6.3%            1.7%
     Commercial and industrial               (3.2)%          (3.1)%
   ------------------------------------------------------------------

   Total Distribution Deliveries             (0.5)%          (1.7)%
   ==================================================================


           Our regulated and unregulated subsidiaries record purchase and sales transactions with PJM Interconnection ISO, an independent system operator, on a gross basis in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This gross basis classification of revenues and costs may not be comparable to other energy companies that operate in regions that have not established ISOs and do not meet EITF 99-19 criteria.

           The aggregate purchase and sales transactions for the three years ended December 31, 2002, are summarized as follows:

                        2002              2001              2000
  --------------------------------------------------------------
                                      (In millions)
  Sales                  $453             $142              $315
  Purchases               687              204               271
  --------------------------------------------------------------


           FirstEnergy's revenues on the Consolidated Statements of Income include wholesale electricity sales revenues from the PJM ISO from power sales (as reflected in the table above) during periods when we had additional available power capacity. Revenues also include sales by FirstEnergy of power sourced from the PJM ISO (reflected as purchases in the table above) during periods when we required additional power to meet our retail load requirements and, secondarily, to sell in the wholesale market.

   Nonelectric Sales

           Nonelectric sales revenues declined by $284.6 million in 2002 from 2001. The elimination of coal trading activities in the second half of 2001 and reduced natural gas sales were the primary factors contributing to the lower revenues. Reduced gas revenues resulted principally from lower prices compared to 2001. Despite a slight reduction in sales volume and lower prices in 2002, margins from gas sales improved (see Expenses below). Reduced revenues from the facilities services group also contributed to the decrease in other sales revenue in 2002, compared to 2001. In 2001, nonelectric revenues increased $332.6 million, with natural gas revenues providing the largest source of increase. Beginning November 1, 2000, residential and small business customers in the service area of a nonaffiliated gas utility began shopping among alternative gas suppliers as part of a customer choice program. FES's ability to take advantage of this opportunity to expand its customer base contributed to the increase in natural gas revenues.

   Expenses

           Total expenses increased nearly $3.8 billion in 2002, which included more than $3.7 billion of incremental expenses for the former GPU companies in 2002 (twelve months), compared to 2001 (seven weeks). For our pre-merger companies, total expenses increased $409.9 million in 2002 and $280.4 million in 2001, compared to the respective prior years. Sources of changes in pre-merger and post-merger companies' expenses in 2002 and 2001, compared to the prior year, are summarized in the following table:

  Sources of Expense Changes                    2002          2001
  -------------------------------------------------------------------
  Increase (Decrease)                              (In millions)

  Pre-Merger Companies:
    Fuel and purchased power                $   431.0      $    48.7
    Purchased gas                              (227.9)         266.5
    Other operating expenses                    102.6          178.2
    Depreciation and amortization                75.6          (99.0)
    General taxes                                28.5         (114.0)
  -------------------------------------------------------------------

  Total Pre-Merger Companies                    409.8          280.4
  -------------------------------------------------------------------

  Former GPU Companies                        3,730.0          542.4

  Intercompany Expenses                        (353.9)         (32.6)

  Net Expense Increase                       $3,785.9        $ 790.2
  ===================================================================


           The following comparisons reflect variances for the pre-merger companies only, excluding the incremental expenses for the former GPU companies in 2002 and 2001.

           Higher fuel and purchased power costs in 2002 compared to 2001 primarily reflect additional purchased power costs of $352.9 million. The increase resulted from additional volumes to cover supply obligations assumed by FES. These included a portion of Met-Ed's and Penelec's PLR supply requirements (which started in the third quarter of 2002), contract sales including sales to the New Jersey market to provide BGS, and additional supplies required to replace Davis-Besse power during its extended outage (see Davis-Besse Restoration). Fuel expense increased $99.5 million in 2002 from the prior year principally due to additional internal generation (5.4% higher) and an increased mix of coal and natural gas generation in 2002. The extended outage at the Davis-Besse nuclear plant produced a decline in nuclear generation of 14.6% in 2002, compared to 2001. Purchased gas costs decreased by $227.9 million primarily due to lower unit costs of natural gas purchased in 2002 compared to the prior year resulting in a $48.4 million improvement in gas margins.

           In 2001, the increase in fuel expense compared to 2000 ($24.3 million) resulted from the substitution of coal and natural gas fired generation for nuclear generation during a period of reduced nuclear availability resulting from both planned and unplanned outages. Higher unit costs for coal consumed also contributed to the increase during that period. Purchased power costs increased early in 2001, compared to 2000, due to higher winter prices and additional purchased power requirements during that period, with the balance of the year offsetting all but $24.4 million of that increase as a result of generally lower prices and reduced external power needs compared to 2000. Purchased gas costs increased 48% in 2001 compared to 2000, principally due to the expansion of FES's retail gas business.

           Other operating expenses increased $102.6 million in 2002 from the previous year. The increase principally resulted from several large offsetting factors. Nuclear costs increased $125.3 million primarily due to $115.0 million of incremental Davis-Besse costs related to its extended outage (see Davis-Besse Restoration). One-time charges, discussed above, added $98.3 million and an aggregate increase in administrative and general expenses and non-operating costs of $127.4 million resulted in large part from higher employee benefit expenses. Partially offsetting these higher costs were the elimination in the second half of 2001 of coal trading activities ($95.4 million) and reduced facilities service business ($58.9 million). The reversal of lease obligations related to the Bruce Mansfield fossil facility and Beaver Valley nuclear facility reduced other operating expenses by $84.8 million in 2002 as compared to 2001.

           In 2001, other operating expenses increased by $178.2 million compared to the prior year. The significant reduction in 2001 of gains from the sale of emission allowances, higher fossil operating costs and additional employee benefit costs accounted for $144.5 million of the increase in 2001. Additionally, higher operating costs from the competitive services business segment due to expanded operations contributed $56.9 million to the increase. Partially offsetting these higher other operating expenses was a reduction in low-income payment plan customer costs and a $30.2 million decrease in nuclear operating costs in 2001, compared to 2000, resulting from one less refueling outage.

           Fossil operating costs increased $44.3 million in 2001 from 2000 due principally to planned maintenance work at the Bruce Mansfield generating plant. Pension costs increased by $32.6 million in 2001 from 2000 primarily due to lower returns on pension plan assets (due to significant market-related reductions in the value of pension plan assets), the completion of the 15-year amortization of OE's pension transition asset and changes to plan benefits. Health care benefit costs also increased by $21.4 million in 2001, compared to 2000, principally due to an increase in the health care cost trend rate assumption for computing post-retirement health care benefit liabilities.

           Charges for depreciation and amortization increased $75.6 million in 2002 from the preceding year. This increase resulted from several factors: increased amortization under the Ohio transition plan ($201 million). The start up of a new fluidized bed boiler in January 2002, owned by Bayshore Power Company, a wholly owned subsidiary, resulted in higher depreciation expense in 2002. Also, new combustion turbine capacity added in late 2001 and two months of 2001 depreciation recorded in 2002 (for the four fossil plants we chose not to sell) increased depreciation expense in 2002. However, two factors offset a portion of the above increase: shopping incentive deferrals and tax-deferrals under the Ohio transition plan ($108.5 million) and the cessation of goodwill amortization ($56.4 million) beginning January 1, 2002.

           In 2001, charges for depreciation and amortization decreased by $99.0 million from the prior year. Approximately $64.6 million of the decrease resulted from lower incremental transition cost amortization under our Ohio transition plan compared to accelerated cost recovery in connection with OE's prior rate plan. The reduction in depreciation and amortization also reflected additional cost deferrals of $51.2 million for recoverable shopping incentives under the Ohio transition plan, partially offset by increases associated with depreciation on completed combustion turbines in the fourth quarter of 2001.

           General taxes increased $28.5 million in 2002 from 2001 principally due to additional property taxes and the absence in 2002 of a one-time benefit of $15 million resulting from the successful resolution of certain property tax issues in the prior year. In 2001, general taxes declined $114.0 million from 2000 primarily due to reduced property taxes and other state tax changes in connection with the Ohio electric industry restructuring. The reduction in general taxes was partially offset by $66.6 million of new Ohio franchise taxes, which are classified as state income taxes on the Consolidated Statements of Income.

   Net Interest Charges

           Net interest charges increased $405.7 million in 2002, compared to 2001. These increases included interest on $4 billion of long-term debt issued by FirstEnergy in connection with the merger. Excluding the results associated with the former GPU companies and merger-related financing, net interest charges decreased $57.0 million in 2002, compared to a $39.8 million decrease in 2001 from 2000. Our continued redemption and refinancing of our outstanding debt and preferred stock during 2002, maintained our downward trend in financing costs, before the effects of the GPU merger. Excluding activities related to the former GPU companies, redemption and refinancing activities for 2002 totaled $1.1 billion and $143.4 million, respectively, and are expected to result in annualized savings of $86.0 million. We also exchanged existing fixed-rate payments on outstanding debt (principal amount of $593.5 million at year end
2002) for short-term variable rate payments through interest rate swap transactions (see Market Risk Information - Interest Rate Swap Agreements below). Net interest charges were reduced by $17.4 million in 2002 as a result of these swaps.

   Discontinued Operations

           In April 2003, FirstEnergy divested its ownership in GPU Empresa Distribuidora Electrica Regional S.A. and affiliates (Emdersa) through the abandonment of its shares in the parent company of the Argentina operation. FirstEnergy has reclassified the results of Emdersa for the year ended December 31, 2002, totaling $87.5 million in discontinued operations.

   Cumulative Effect of Accounting Change

           In 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" resulting in an $8.5 million after-tax charge. (See Note 2J)

   Postretirement Plans

           Sharp declines in equity markets since the second quarter of 2000 and a reduction in our assumed discount rate in 2001 have combined to produce a negative trend in pension expenses - moving from a net increase to earnings in 2000 and 2001 to a reduction of earnings in 2002. Also, increases in health care payments and a related increase in projected trend rates have led to higher health care costs. The following table presents the pre-tax pension and other post-employment benefits (OPEB) expenses for our pre-merger companies (excluding amounts capitalized):


Postretirement Expenses (Income)     2002       2001      2000
-----------------------------------------------------------------
                (in millions)
  Pension                           $ 16.4     $(11.1)    $(40.6)
  OPEB                                99.1       86.6       65.5
-----------------------------------------------------------------
    Total                           $115.5     $ 75.5     $ 24.9
=================================================================


           The pension and OPEB expense increases are included in various cost categories and have contributed to other cost increases discussed above. See "Significant Accounting Policies - Pension and Other Postretirement Benefits Accounting" for a discussion of the impact of underlying assumptions on postretirement expenses and anticipated pension and OPEB expense increases in 2003.

RESULTS OF OPERATIONS - BUSINESS SEGMENTS

           We manage our business as two separate major business segments - regulated services and competitive services. The regulated services segment designs, constructs, operates and maintains our regulated domestic transmission and distribution systems. It also provides generation services to franchise customers who have not chosen an alternative generation supplier. OE, CEI and TE (Ohio Companies) and Penn obtain generation through a power supply agreement with the competitive services segment (see Outlook - Business Organization). The competitive services segment includes all competitive energy and energy-related services including commodity sales (both electricity and natural gas) in the retail and wholesale markets, marketing, generation, trading and sourcing of commodity requirements, as well as other competitive energy application services. Competitive products are increasingly marketed to customers as bundled services, often under master contracts. Financial results discussed below include intersegment revenue. A reconciliation of segment financial results to consolidated financial results is provided in Note 8 to the consolidated financial statements. Financial data for 2002 and 2001 for the major business segments include reclassifications to conform with the current business segment organizations and operations, which affect 2002 and 2001 results discussed below.

   Regulated Services

           Net income increased to $927 million in 2002, compared to $729.1 million in 2001 and $562.5 million in 2000. Excluding additional net income of $312.7 million associated with the former GPU companies, net income decreased by $114.3 million in 2002. The changes in pre-merger net income are summarized in the following table:

 Regulated Services                              2002           2001
 ----------------------------------------------------------------------
 Increase (Decrease)                                 (In millions)

 Revenues                                       $(529.5)      $(116.4)
 Expenses                                        (223.8)       (344.1)
 ----------------------------------------------------------------------

 Income Before Interest and Income Taxes         (305.7)        227.7
 ---------------------------------------------------------------------

 Net interest charges                            (131.3)        (16.8)
 Income taxes                                     (60.1)        132.7
 ---------------------------------------------------------------------

 Net Income Change                              $(114.3)      $ 111.8
 =====================================================================


           Lower generation sales, additional transition plan incentives and a slight decline in revenue from distribution deliveries combined for a $312.5 million reduction in external revenues in 2002 from the prior year. Shopping by Ohio customers from alternative energy suppliers combined with the effect of a sluggish national economy on our regional business reduced retail electric sales revenues. In addition, a $188.0 million decline in revenues resulted from reduced sales to FES, due to the extended outage of the Davis-Besse nuclear plant, which reduced generation available for sale. The $232.4 million decrease in expenses primarily resulted from three major factors: a $190.5 million decrease in purchased power, a $111.6 million reduction in other operating expenses and a $58.9 million increase in depreciation expense. Lower generation sales reduced the need for purchased power and other operating expenses reflected reduced costs in jobbing and contracting work and decreased uncollectible accounts expense. Higher depreciation and amortization resulted from $201 million higher incremental transition costs partially offset by $108.5 million of new deferred regulatory assets under the Ohio transition plan and the cessation of goodwill amortization beginning January 1, 2002.

           In 2001, distribution throughput was 1.7% lower, compared to 2000, reducing external revenues by $245.7 million. Partially offsetting the decrease in external revenues were revenues from FES for the rental of fossil generating facilities and the sale of generation from nuclear plants, resulting in a net $116.4 million reduction to total revenues. Expenses were $344.1 million lower in 2001 than 2000 due to lower purchased power, depreciation and amortization and general taxes, offset in part by higher other operating expenses. Lower generation sales reduced the need to purchase power from FES, with a resulting $267.8 million decline in those costs in 2001 from the prior year. Other operating expenses increased by $178.5 million in 2001 from the previous year reflecting a significant reduction in 2001 of gains from the sale of emission allowances, higher fossil operating costs and additional employee benefit costs. Lower incremental transition cost amortization and the new shopping incentive deferrals under our Ohio transition plan as compared with the accelerated cost recovery in connection with OE's prior rate plan in 2000 resulted in a $131.0 million reduction in depreciation and amortization in 2001. A $123.6 million decrease in general taxes in 2001 from the prior year primarily resulted from reduced property taxes and other state tax changes in connection with the Ohio electric industry restructuring.

   Competitive Services

           Net losses increased to $108.1 million in 2002, compared to $31.8 million in 2001 and net income of $39.1 million in 2000. Excluding additional net income of $2.6 million associated with the former GPU companies, net losses increased by $78.9 million in 2002. The changes to pre-merger earnings are summarized in the following table:

 Competitive Services                            2002            2001
 ----------------------------------------------------------------------
 Increase (Decrease)                                 (In millions)

 Revenues                                        $211.5         $289.3

 Expenses                                         341.9          392.5
 ----------------------------------------------------------------------

 Income Before Interest and Income Taxes         (130.4)        (103.2)
 ----------------------------------------------------------------------

 Net interest charges                              21.9           13.5
 Income taxes                                     (64.9)         (51.3)
 Cumulative effect of a change in accounting        8.5           (8.5)
 ----------------------------------------------------------------------

 Net Loss Increase                               $ 78.9         $ 73.9
 ======================================================================


           The $211.5 million increase in revenues in 2002, compared to 2001, represents the net effect of several factors. Revenues from the wholesale electricity market increased $485.3 million in 2002 from the prior year and KWH sales more than doubled. More than half of the increase resulted from additional sales to Met-Ed and Penelec to supply a portion of their PLR supply requirements in Pennsylvania, as well as BGS sales in New Jersey and sales under several other contracts. Retail KWH sales revenues increased $136.4 million as a result of expanding KWH sales within Ohio under Ohio's electricity choice program. Total electric sales revenue increased $621.7 million in 2002 from 2001, accounting for almost all of the net increase in revenues. Offsetting the higher electric sales revenue were reduced natural gas revenues ($171.7 million) primarily due to lower prices and less revenue from FSG ($65.5 million) reflecting the sluggish economy. Internal sales to the regulated services segment decreased $179.8 million in large part due to the impact of customer shopping reducing requirements by the regulated services segment. Expenses increased $351.1 million in 2002 from the prior year, due to additional purchased power ($342.2 million) to supply the incremental KWH sales to wholesale and retail customers. Other operating expenses increased $207.2 million from the prior year as a result of higher nuclear costs due to incremental Davis-Besse costs from its extended outage. One-time charges discussed above increased costs by $75.6 million. Offsetting these increases were reduced purchased gas costs ($227.9 million) primarily resulting from lower prices and reduced costs from FSG reflecting reduced business activity.

           In 2001, sales to nonaffiliates increased $523.2 million, compared to the prior year, with electric revenues contributing $299.8 million, natural gas revenues adding $226.1 million and the balance of the change from energy-related services. Reduced power requirements by the regulated services segment reduced internal revenues by $267.8 million. Expenses increased $392.5 million in 2001 from 2000 primarily due to a $266.5 million increase in purchased gas costs and increases resulting from additional fuel and purchased power costs (see Results of Operations above) as well as higher expenses for energy-related services. Reduced margins for both major competitive product areas - electricity and natural gas - contributed to the reduction in net income, along with higher interest charges and the cumulative effect of the SFAS 133 accounting change. Margins for electricity and gas sales were both adversely affected by higher fuel costs.

CAPITAL RESOURCES AND LIQUIDITY

   Changes in Cash Position

           The primary source of ongoing cash for FirstEnergy, as a holding company, is cash dividends from its subsidiaries. The holding company also has access to $1.5 billion of revolving credit facilities, which it can draw upon. In 2002, FirstEnergy received $447 million of cash dividends on common stock from its subsidiaries and paid $440 million in cash dividends on common stock to its shareholders. There are no material restrictions on the issuance of cash dividends by FirstEnergy's subsidiaries.

           As of December 31, 2002, we had $196.3 million of cash and cash equivalents (including $50 million that redeemed long-term debt in January 2003) on our Consolidated Balance Sheet. This compares to $220.2 million as of December 31, 2001. The major sources for changes in these balances are summarized below.

   Cash Flows From Operating Activities

           Our consolidated net cash from operating activities is provided by our regulated and competitive energy services businesses (see Results of Operations - Business Segments above). Net cash flows from operating activities in 2002 reflect twelve months of cash flows for the former GPU companies while 2001 includes only seven weeks of those companies' operations (November 7, 2001 to December 31, 2001). Both periods include a full twelve months for the pre-merger companies. Net cash provided from operating activities was $1.915 billion in 2002 and $1.282 billion in 2001. The modest contribution to operating cash flows in 2002 by the former GPU companies reflects in part the deferrals of purchased power costs related to their PLR obligations (see State Regulatory Matters - New Jersey and Pennsylvania below). Cash flows provided from 2002 operating activities of our pre-merger companies and former GPU companies are as follows:

 Operating Cash Flows                     2002          2001
 -------------------------------------------------------------
                                             (in millions)
 Pre-merger Companies:
   Cash earnings (1)                     $1,059       $1,551
   Working capital and other                405           21
--------------------------------------------------------------
 Total pre-merger companies               1,464        1,572

 Former GPU companies                       563          166

 Eliminations                              (112)        (456)
 -------------------------------------------------------------

 Total                                   $1,915       $1,282
 =============================================================

 (1) Includes net income, depreciation and amortization, deferred costs recoverable as regulatory assets, deferred income taxes, investment tax credits and major noncash charges.


           Excluding the former GPU companies, cash flows from operating activities totaled $1.464 billion in 2002 primarily due to cash earnings and to a lesser extent working capital and other changes. In 2001, cash flows from operating activities totaled $1.572 billion principally due to cash earnings.

   Cash Flows From Financing Activities

           In 2002, the net cash used for financing activities of $1.123 billion primarily reflects the redemptions of debt and preferred stock shown below. In 2001, net cash provided from financing activities totaled $1.964 billion, primarily due to $4 billion of long-term debt issued in connection with the GPU acquisition, which was partially offset by $2.1 billion of redemptions and refinancings. The following table provides details regarding new issues and redemptions during 2002:

    Securities Issued or Redeemed                        2002
    ------------------------------------------------------------
                                                     (In millions)
    New Issues
         Pollution Control Notes                       $   143
         Transition Bonds (See Note 5H)                    320
         Unsecured Notes                                   210
         Other, principally debt discounts                  (4)
   --------------------------------------------------------------
                                                       $   669
    Redemptions
         First Mortgage Bonds                          $   728
         Pollution Control Notes                            93
         Secured Notes                                     278
         Unsecured Notes                                   189
         Preferred Stock                                   522
         Other, principally redemption premiums             21
   --------------------------------------------------------------
                                                        $1,831

    Short-term Borrowings, Net                         $   479
   --------------------------------------------------------------


           We had approximately $1.093 billion of short-term indebtedness at the end of 2002 compared to $614.3 million at the end of 2001. Available borrowing capability included $177 million under the $1.5 billion revolving lines of credit and $64 million under bilateral bank facilities. At the end of 2002, OE, CEI, TE and Penn had the aggregate capability to issue $2.1 billion of additional first mortgage bonds (FMB) on the basis of property additions and retired bonds. JCP&L, Met-Ed and Penelec will no longer issue FMB other than as collateral for senior notes, since their senior note indentures prohibit them (subject to certain exceptions) from issuing any debt which is senior to the senior notes. As of December 31, 2002, JCP&L, Met-Ed and Penelec had the aggregate capability to issue $474 million of additional senior notes based upon FMB collateral. Based upon applicable earnings coverage tests and their respective charters, OE, Penn, TE and JCP&L could issue a total of $4.5 billion of preferred stock (assuming no additional debt was issued) as of the end of 2002. CEI, Met-Ed and Penelec have no restrictions on the issuance of preferred stock (see Note 5G - Long-Term Debt for discussion of debt covenants).

           At the end of 2002, our common equity as a percentage of capitalization stood at 38% compared to 35% and 42% at the end of 2001 and 2000, respectively. The lower common equity percentage in 2002 compared to 2000 resulted from the effect of the GPU acquisition. The increase in the 2002 equity percentage from 2001 primarily reflects net redemptions of preferred stock and long-term debt, financed in part by short-term borrowings, and the increase in retained earnings.

   Cash Flows From Investing Activities

           Net cash flows used in investing activities totaled $816 million in 2002. The net cash used for investing principally resulted from property additions. Regulated services expenditures for property additions primarily include expenditures supporting the distribution of electricity. Expenditures for property additions by the competitive services segment are principally generation-related including capital additions at the Davis-Besse nuclear plant during its extended outage. The following table summarizes 2002 investments by our regulated services and competitive services segments:


           Summary of 2002 Cash Flows               Property
           Used for Investing Activities            Additions      Investments       Other      Total
           ------------------------------------------------------------------------------------------
           Sources (Uses)                                                 (in millions)

           Regulated Services                         $(490)          $ 87         $ (21)     $(424)
           Competitive Services                        (403)            --            10       (393)
           Other                                       (105)           149*          (54)       (10)
           Eliminations                                  --             --            11         11
           -----------------------------------------------------------------------------------------

                Total                                 $(998)          $236         $ (54)     $(816)
           ==========================================================================================


           * Includes $155 million of cash proceeds from the sale of Avon (see Note 3).




           In 2001, net cash flows used in investing activities totaled $3.075 billion, principally due to the GPU acquisition ($2.013 billion) and property additions ($852 million).

           Our cash requirements in 2003 for operating expenses, construction expenditures, scheduled debt maturities and preferred stock redemptions are expected to be met without increasing our net debt and preferred stock outstanding. Available borrowing capacity under short-term credit facilities will be used to manage working capital requirements. Over the next three years, we expect to meet our contractual obligations with cash from operations. Thereafter, we expect to use a combination of cash from operations and funds from the capital markets.


                                        12

                                                   Less than           1-3             3-5           More than
Contractual Obligations               Total          1 Year           Years           Years             5 Years
---------------------------------------------------------------------------------------------------------------
                                                                  (in millions)
Long-term debt                      $12,465          $1,073          $2,210           $1,654          $  7,528
Short-term borrowings                 1,093           1,093              --               --                --
Preferred stock (1)                     445               2               4               14               425
Capital leases (2)                       31               5              11                7                 8
Operating leases (2)                  2,697             153             365              349             1,830
Purchases (3)                        13,156           2,149           2,902            2,634             5,471
    Total                           $29,887          $4,475          $5,492           $4,658           $15,262
==============================================================================================================


(1) Subject to mandatory redemption
(2) See Note 4
(3) Fuel and power purchases under contracts with fixed or minimum quantities and approximate timing




           Our capital spending for the period 2003-2007 is expected to be about $3.1 billion (excluding nuclear fuel), of which approximately $727 million applies to 2003. Investments for additional nuclear fuel during the 2003-2007 period are estimated to be approximately $485 million, of which about $69 million applies to 2003. During the same period, our nuclear fuel investments are expected to be reduced by approximately $483 million and $88 million, respectively, as the nuclear fuel is consumed.

           In May 2002, we sold a 79.9 percent equity interest in Avon, our former wholly owned holding company of Midlands Electricity plc, to Aquila, Inc. (formerly UtiliCorp United) for approximately $1.9 billion (including assumption of $1.7 billion of debt). We received approximately $155 million in cash proceeds and approximately $87 million of long-term notes (representing the present value of $19 million per year to be received over six years beginning in
2003). In the fourth quarter of 2002, we recorded a $50 million charge to reduce the carrying value of our remaining Avon 20.1 percent equity investment. On August 8, 2002, we notified NRG that we were canceling a November 2001 agreement to sell four fossil plants for approximately $1.5 billion ($1.355 billion in cash and $145 million in debt assumption) to NRG because NRG had stated it could not complete the transaction under the original terms of the agreement. In December 2002, we announced that we would retain ownership of the plants after reviewing subsequent bids from other potential buyers. As a result of this decision, we recorded an aggregate charge of $74 million ($43 million, net of tax) in the fourth quarter of 2002, consisting of $57 million ($33 million, net of tax) in non-cash depreciation charges that were not recorded while the plants were pending sale and $17 million ($10 million, net of tax) of transaction-related fees (see Note 3). in the 2001 merger with GPU. On April 18, 2003, we divested our ownership interest in Emdersa, our Argentina operations, resulting in a charge of $87.5 million in the restated year ended December 31, 2002 Consolidated Statement of Income as "Discontinued Operations (See Note 2M).

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

           On August 7, 2003, S&P affirmed its "BBB" corporate credit rating for FirstEnergy. However, S&P stated that although FirstEnergy generates substantial free cash, that its strategy for reducing debt had deviated substantially from the one presented to S&P around the time of the GPU merger when the current rating was assigned. S&P further noted that their affirmation of FirstEnergy's corporate credit rating was based on the assumption that FirstEnergy would take appropriate steps quickly to maintain its investment grade ratings including the issuance of equity and possible sale of assets. Key issues being monitored by S&P included reaudit of CEI and TE by PricewaterhouseCoopers LLP, restart of Davis-Besse, FirstEnergy's liquidity position, its ability to forecast provider-of-last-resort load and the performance of its hedged portfolio, and capture of merger synergies.

OTHER OBLIGATIONS

           Obligations not included on our Consolidated Balance Sheet primarily consist of sale and leaseback arrangements involving Perry Unit 1, Beaver Valley Unit 2 and the Bruce Mansfield Plant, which are reflected in the operating lease payments disclosed above (see Note 4). The present value as of December 31, 2002, of these sale and leaseback operating lease commitments, net of trust investments, total $1.5 billion. CEI and TE sell substantially all of their retail customer receivables, which provided $170 million of off-balance sheet financing as of December 31, 2002 (see Note 2 - Revenues).

GUARANTEES AND OTHER ASSURANCES

           As part of normal business activities, we enter into various agreements on behalf of our subsidiaries to provide financial or performance assurances to third parties. Such agreements include contract guarantees, surety bonds, and rating-contingent collateralization provisions.

           As of December 31, 2002, the maximum potential future payments under outstanding guarantees and other assurances totaled $913 million, as summarized below:

                                                         Maximum
       Guarantees and Other Assurances                   Exposure
       -----------------------------------------------------------
                                                       (In millions)
       FirstEnergy Guarantees of Subsidiaries:
         Energy and Energy-Related Contracts(1)           $ 670
         Financings (2)(3)                                  186
       ------------------------------------------------------------
                                                            856

       Surety Bonds                                          26
       Rating-Contingent Collateralization (4)               31
       ------------------------------------------------------------

         Total Guarantees and Other Assurances            $ 913
       ============================================================

    (1) Issued for a one-year term, with a 10-day termination right by FirstEnergy.
    (2) Includes parental guarantees of subsidiary debt and lease financing including our letters of credit supporting subsidiary debt.
    (3)  Issued for various terms.
    (4) Estimated net liability under contracts subject to rating-contingent collateralization provisions.

           We guarantee energy and energy-related payments of our subsidiaries involved in energy marketing activities - principally to facilitate normal physical transactions involving electricity, gas, emission allowances and coal. We also provide guarantees to various providers of subsidiary financings principally for the acquisition of property, plant and equipment. These agreements legally obligate us and our subsidiaries to fulfill the obligations of our subsidiaries directly involved in these energy and energy-related transactions or financings where the law might otherwise limit the counterparties' claims. If demands of a counterparty were to exceed the ability of a subsidiary to satisfy existing obligations, our guarantee enables the counterparty's legal claim to be satisfied by our other assets. The likelihood is remote that such parental guarantees will increase amounts otherwise paid by us to meet our obligations incurred in connection with financings and ongoing energy and energy-related contracts.

           Most of our surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.

           Various contracts include credit enhancements in the form of cash collateral, letters of credit or other security in the event of a reduction in credit rating. These provisions vary and typically require more than one rating reduction to below investment grade by S&P or Moody's to trigger additional collateralization.

MARKET RISK INFORMATION

           We use various market risk sensitive instruments, including derivative contracts, primarily to manage the risk of price and interest rate fluctuations. Our Risk Policy Committee, comprised of executive officers, exercises an independent risk oversight function to ensure compliance with corporate risk management policies and prudent risk management practices.

   Commodity Price Risk

           We are exposed to market risk primarily due to fluctuations in electricity, natural gas and coal prices. To manage the volatility relating to these exposures, we use a variety of non-derivative and derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used principally for hedging purposes and, to a much lesser extent, for trading purposes. Most of our non-hedge derivative contracts represent non-trading positions that do not qualify for hedge treatment under SFAS 133. The change in the fair value of commodity derivative contracts related to energy production during 2002 is summarized in the following table:


Increase (Decrease) in the Fair Value
of Commodity Derivative Contracts
                                                                  Non-Hedge     Hedge      Total
-----------------------------------------------------------------------------------------------
                                                                           (In millions)
Outstanding net asset (liability) as of January 1, 2002           $   9.9      $(76.3)   $(66.4)
New contract value when entered                                      --           2.2       2.2
Additions/Increase in value of existing contracts                    55.5        73.9     129.4
Change in techniques/assumptions                                    (20.1)       --       (20.1)
Settled contracts                                                     8.5        24.3      32.8
-----------------------------------------------------------------------------------------------

Outstanding net asset as of December 31, 2002 (1)                    53.8        24.1      77.9
-----------------------------------------------------------------------------------------------

Non-commodity net assets as of December 31, 2002:
   Interest Rate Swaps (2)                                           --          20.5      20.5
-----------------------------------------------------------------------------------------------
Net Assets - Derivatives Contracts as of December 31, 2002 (3)    $  53.8      $ 44.6    $ 98.4
===============================================================================================

Impact of Changes in Commodity Derivative Contracts (4)
Income Statement Effects (Pre-Tax)                                $  13.9      $   --    $ 13.9
Balance Sheet Effects:
   Other Comprehensive Income (OCI) (Pre-Tax)                     $  --        $ 98.2    $ 98.2
   Regulatory Liability                                           $  30.0      $   --    $ 30.0



   (1) Includes $34.2 million in non-hedge commodity derivative contracts which are offset by a regulatory liability.
   (2) Interest rate swaps are primarily treated as fair value hedges. Changes in derivative values of the fair value hedges are offset by changes in the hedged debts' premium or discount (see Interest Rate Swap Agreements below).
   (3) Excludes $9.3 million of derivative contract fair value decrease, as of December 31, 2002, representing our 50% share of Great Lakes Energy Partners, LLC.
   (4) Represents the increase in value of existing contracts, settled contracts and changes in techniques/ assumptions.



           Derivatives included on the Consolidated Balance Sheet as of December 31, 2002:


                                         Non-Hedge    Hedge    Total
   ------------------------------------------------------------------
                                                 (In millions)
   Current-
         Other Assets                     $ 31.2      $14.9   $ 46.1
         Other Liabilities                 (16.2)      (8.8)   (25.0)

   Non-Current-
         Other Deferred Charges             39.6       39.4     79.0
         Other Deferred Credits             (0.8)      (0.9)    (1.7)
   -------------------------------------------------------------------

           Net assets                     $ 53.8      $44.6   $ 98.4
   ===================================================================


           The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, we rely on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. We use these results to develop estimates of fair value for financial reporting purposes and for internal management decision making. Sources of information for the valuation of derivative contracts by year are summarized in the following table:



Source of Information
- Fair Value by Contract Year             2003       2004       2005       2006       Thereafter     Total
----------------------------------------------------------------------------------------------------------
                                                                 (In millions)
Prices actively quoted(1)                $16.0       $1.5      $ --        $--           $--          $17.5
Other external sources(2)                 22.2        2.1       (0.9)       --            --           23.4
                      -
Prices based on models                     --         --         --         5.5           31.5         37.0
-----------------------------------------------------------------------------------------------------------

    Total(3)                             $38.2       $3.6      $(0.9)      $5.5          $31.5        $77.9
===========================================================================================================


(1) Exchange traded.
(2) Broker quote sheets.
(3) Includes $34.2 million from an embedded option that is offset by a regulatory liability and does not affect earnings.




           We perform sensitivity analyses to estimate our exposure to the market risk of our commodity positions. A hypothetical 10% adverse shift in quoted market prices in the near term on both our trading and nontrading derivative instruments would not have had a material effect on our consolidated financial position or cash flows as of December 31, 2002. We estimate that if energy commodity prices experienced an adverse 10% change, net income for the next twelve months would decrease by approximately $3.7 million.

   Interest Rate Risk

           Our exposure to fluctuations in market interest rates is reduced since a significant portion of our debt has fixed interest rates, as noted in the table below.

           We are subject to the inherent interest rate risks related to refinancing maturing debt by issuing new debt securities. As discussed in Note 4 to the consolidated financial statements, our investments in capital trusts effectively reduce future lease obligations, also reducing interest rate risk. Changes in the market value of our nuclear decommissioning trust funds had been recognized by making corresponding changes to the decommissioning liability, as described in Note 2 to the consolidated financial statements. While fluctuations in the fair value of our Ohio EUOCs' trust balances will eventually affect earnings (affecting OCI initially) based on the guidance provided by SFAS 115, our non-Ohio EUOC have the opportunity to recover from customers the difference between the investments held in trust and their decommissioning obligations. Thus, in absence of disallowed costs, there should be no earnings effect from fluctuations in their decommissioning trust balances. As of December 31, 2002, decommissioning trust balances totaled $1.050 billion, with $698 million held by our Ohio EUOC and the balance held by our non-Ohio EUOC. As of year end 2002, trust balances included 51% of equity and 49% of debt instruments.



  Comparison of Carrying Value to Fair Value

                                                                                          There                Fair
Year of Maturity                 2003       2004       2005       2006         2007       after     Total      Value
                                                                (Dollars in millions)
Assets
Investments other than Cash
and Cash
   Equivalents-Fixed Income      $  115     $327      $ 72        $   90        $ 85     $1,843    $ 2,532   $ 2,638
   Average interest rate            7.5%     7.8%      8.1%          8.1%        8.2%       6.3%       6.8%
--------------------------------------------------------------------------------------------------------------------

Liabilities
Long-term Debt:
Fixed rate                       $  964     $939      $867        $1,401        $252     $6,386    $10,809   $11,119
   Average interest rate            7.7%     7.2%      8.1%          5.7%        6.7%       7.0%       7.0%
Variable rate                    $  109     $399      $  5        $    1                 $1,142    $ 1,656   $ 1,642
   Average interest rate            5.4%     2.6%      6.7%          6.1%                   2.7%       2.9%
Short-term Borrowings            $1,093                                                            $ 1,093   $ 1,093
   Average interest rate            2.4%                                                               2.4%
--------------------------------------------------------------------------------------------------------------------
Preferred Stock                  $    2     $  2      $  2        $    2        $ 12     $  425    $   445   $   454
   Average dividend rate            7.5%     7.5%      7.5%          7.5%        7.6%       8.1%       8.1%
--------------------------------------------------------------------------------------------------------------------



   Interest Rate Swap Agreements

           During 2002, FirstEnergy entered into fixed-to-floating interest rate swap agreements, to increase the variable-rate component of its debt portfolio from 16% to approximately 20% at year end. These derivatives are treated as fair value hedges of fixed-rate, long-term debt issues - protecting against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. Swap maturities, call options and interest payment dates match those of the underlying obligations. During the fourth quarter of 2002, in a period of steadily declining market interest rates, we unwound swaps with a total notional amount of $400 million that we had entered into during the second and third quarters of 2002. Under fair-value accounting, the swaps' fair value ($19.9 million asset) was added to the carrying value of the hedged debt and will be amortized to maturity. Offsets to interest expense recorded in 2002 due to the difference between fixed and variable debt rates totaled $17.4 million. As of December 31, 2002, the debt underlying FirstEnergy's outstanding interest rate swaps had a weighted average fixed interest rate of 7.76%, which the swaps have effectively converted to a current weighted average variable interest rate of 3.04%. GPU Power (through a subsidiary) used dollar-denominated interest rate swap agreements in 2002. In 2001, Penelec, GPU Power (through a subsidiary) and GPU Electric, Inc. (through GPU Power UK) used interest rate swaps denominated in dollars and sterling. All of the agreements of the former GPU companies convert variable-rate debt to fixed-rate debt to manage the risk of increases in variable interest rates. GPU Power's swaps had a weighted average fixed interest rate of 6.68% in 2002 and 6.99% in 2001. The following summarizes the principal characteristics of the swap agreements:





 Interest Rate Swaps
 -------------------
                                December 31, 2002                     December 31, 2001
                           ----------------------------         -----------------------------
                          Notional   Maturity      Fair        Notional    Maturity     Fair
 Denomination              Amount       Date       Value        Amount       Date       Value
 --------------------------------------------------------------------------------------------
                                                (dollars/sterling in millions)
 Fixed to Floating Rate
   Dollar                    444        2023        15.5
                             150        2025         5.9

 Floating to Fixed Rate
   Dollar                     16        2005        (0.9)         50          2002       (1.8)
                                                                  26          2005       (1.1)
   Sterling                                                      125          2003       (2.3)
----------------------------------------------------------------------------------------------


   Equity Price Risk

           Included in nuclear decommissioning trusts are marketable equity securities carried at their market value of approximately $532 million and $568 million as of December 31, 2002 and 2001, respectively. A hypothetical 10% decrease in prices quoted by stock exchanges, would result in a $53 million reduction in fair value as of December 31, 2002 (see Note 2J - Supplemental Cash Flows Information).

   Foreign Currency Risk

           We are exposed to foreign currency risk from investments in international business operations acquired through the merger with GPU. While such risks are likely to diminish over time as we sell our international operations, we expect such risks to continue in the near term. In 2002, we experienced net foreign currency translation losses in connection with our Argentina operations (see Note 3 - Divestitures). A hypothetical 20% adverse change in our foreign currency positions in the near term would not have had a material effect on our consolidated financial position, cash flows or earnings as of December 31, 2002.

OUTLOOK

           We continue to pursue our goal of being the leading regional supplier of energy and related services in the northeastern quadrant of the United States, where we see the best opportunities for growth. We believe that our strategy has received some measure of validation by the major industry events of 2002 and we continue to build toward a strong regional presence. We intend to provide competitively priced, high-quality products and value-added services - energy sales and services, energy delivery, power supply and supplemental services related to our core business. As our industry changes to a more competitive environment, we have taken and expect to take actions designed to create a larger, stronger regional enterprise that will be positioned to compete in the changing energy marketplace.

   Business Organization

           Beginning in 2001, Ohio utilities that offered both competitive and regulated retail electric services were required to implement a corporate separation plan approved by the Public Utilities Commission of Ohio (PUCO) - one which provided a clear separation between regulated and competitive operations. Our business is separated into three distinct units - a competitive services segment, a regulated services segment and a corporate support segment. FES provides competitive retail energy services while the EUOC continue to provide regulated transmission and distribution services. FirstEnergy Generation Corp.
(FGCO), a wholly owned subsidiary of FES, leases fossil and hydroelectric plants from the EUOC and operates those plants. We expect the transfer of ownership of EUOC non-nuclear generating assets to FGCO will be substantially completed by the end of the market development period in 2005. All of the EUOC power supply requirements for the Ohio Companies and Penn are provided by FES to satisfy their PLR obligations, as well as grandfathered wholesale contracts.

   Optimizing the Use of Assets

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

           On August 8, 2002, we notified NRG that we were canceling our agreement with it for its purchase of four fossil plants because NRG had stated that it could not complete the sale transaction under the original terms of the agreement. Based on subsequent bids received, we concluded that retaining the plants to serve our customers was in the best interest of our customers and our shareholders. Following our decision to retain the four plants, we performed a comprehensive fossil operations review and subsequently decided to close the Ashtabula C-Plant (three 44 megawatt (MW), coal-fired boilers). This action is part of our strategy to provide competitively priced energy - replacing less-efficient peaking generation in our portfolio of generation resources, with the development of new, higher-efficiency peaking plants. While deteriorating economic conditions in Argentina delayed our sale of Emdersa, we continue to pursue the sale of assets that do not support our strategy in order to increase our financial flexibility by reducing debt and preferred stock.

   State Regulatory Matters

           In Ohio, New Jersey and Pennsylvania, laws applicable to electric industry deregulation included similar provisions which are reflected in our EUOC's respective state regulatory plans. However, despite these similarities, the specific approach taken by each state and for each of our EUOCs varies. Those provisions include:

   o allowing the EUOC's electric customers to select their generation suppliers;

   o establishing PLR obligations to non-shopping customers in the EUOC's service areas;

   o allowing recovery of potentially stranded investment (or transition costs) not otherwise recoverable in a competitive generation market;

   o itemizing (unbundling) the price of electricity into its component elements - including generation, transmission, distribution and stranded costs recovery charges;

   o   deregulating the EUOC's electric generation businesses; and

   o continuing regulation of the EUOC's transmission and distribution systems.

           Regulatory assets are costs which the respective regulatory agencies have authorized for recovery from customers in future periods and, without such authorization, would have been charged to income when incurred. All of the regulatory assets are expected to continue to be recovered under the provisions of the respective transition and regulatory plans as discussed below. The regulatory assets of the individual companies are as follows:

                Regulatory Assets as of December 31,
                ------------------------------------
                Company                       2002
                -------                       ----
                        (In millions)
                OE                           $1,848.7
                CEI                           1,191.8
                TE                              578.2
                Penn                            156.9
                JCP&L                         3,199.0
                Met-Ed                        1,179.1
                Penelec                         599.7
                -------------------------------------
                  Total                      $8,753.4
                =====================================


   Ohio

           FirstEnergy's transition plan (which we filed on behalf of the Ohio Companies) included approval for recovery of transition costs, including regulatory assets, as filed in the transition plan through no later than 2006 for OE, mid-2007 for TE and 2008 for CEI, except where a longer period of recovery is provided for in the settlement agreement. The approved plan also granted preferred access over our subsidiaries to nonaffiliated marketers, brokers and aggregators to 1,120 MW of generation capacity through 2005 at established prices for sales to the Ohio Companies' retail customers. Customer prices are frozen through a five-year market development period (2001-2005), except for certain limited statutory exceptions including a 5% reduction in the price of generation for residential customers. In February 2003, the Ohio Companies were authorized increases in revenues aggregating approximately $50 million (OE - $41 million, CEI - $4 million and TE - $5 million) to recover their higher tax costs resulting from the Ohio deregulation legislation.

           Our Ohio customers choosing alternative suppliers receive an additional incentive applied to the shopping credit (generation component) of 45% for residential customers, 30% for commercial customers and 15% for industrial customers. The amount of the incentive is deferred for future recovery from customers - recovery will be accomplished by extending the respective transition cost recovery period. If the customer shopping goals established in the agreement had not been achieved by the end of 2005, the transition cost recovery periods could have been shortened for OE, CEI and TE to reduce recovery by as much as $500 million (OE-$250 million, CEI-$170 million and TE-$80 million). That goal was achieved in 2002. Accordingly, FirstEnergy does not believe that there will be any regulatory action reducing the recoverable transition costs.

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

           On April 2, 2003, the PPUC remanded the merger savings issue to the Office of Administrative Law for hearings and directed Met-Ed and Penelec to file a position paper on the effect of the Commonwealth Court's order on the Settlement Stipulation by May 2, 2003 and for the other parties to file their responses to the Met-Ed and Penelec position paper by June 2, 2003. In summary, the Met-Ed and Penelec position paper essentially stated the following:

   o Because no stay of the PPUC's June 2001 order approving the Settlement Stipulation was issued or sought, the Stipulation remained in effect until the Pennsylvania Supreme Court denied all appeal applications in January 2003,

   o As of January 16, 2003, the Supreme Court's Order became final and the portions of the PPUC's June 2001 Order that were inconsistent with the Supreme Court's findings were reversed,

   o The Supreme Court's finding effectively amended the Stipulation to remove the PLR cost recovery and deferral provisions and reinstated the GENCO Code of Conduct as a merger condition, and

   o All other provisions included in the Stipulation unrelated to these three issues remain in effect.

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

   FERC Regulatory Matters

           On December 19, 2002, the Federal Energy Regulatory Commission (FERC) granted unconditional Regional Transmission Organization status to PJM Interconnection, LLC which includes JCP&L, Met-Ed and Penelec as transmission owners. Also, on December 19, 2002, the FERC conditionally accepted GridAmerica's filing to become an independent transmission company within Midwest Independent System Operator, Inc. (MISO). GridAmerica will operate ATSI's transmission facilities. GridAmercia expects to begin operations in the second quarter of 2003 subject to approval of certain compliance filings with the FERC. Compliance filings were made by the GridAmerica companies (including
ATSI) on January 31 and February 19, 2003.

   Supply Plan

           We are obligated to provide generation service for an estimated 2003 peak demand of 18,450 MW. These obligations arise from customers who have elected to continue to receive generation service from the EUOCs under regulated retail rate tariffs and from customers who have selected FES as their alternate generation provider. Geographically, approximately 11,000 MW of the obligations are in the East Central Area Reliability Agreement market and 7,450 MW are in the PJM ISO market area. These obligations include approximately 1,700 MW of load that FES obtained in New Jersey's BGS auction. Additionally, if alternative suppliers fail to deliver power to their customers located in the EUOCs' service areas, we could be required to serve an additional 1,400 MW as PLR. In the event we must procure replacement power for an alternative supplier, the cost of that power would be recovered under the applicable state regulatory rules.

           To meet their obligations, our subsidiaries have 13,101 MW of installed generating capacity, 1,540 MW of long-term power purchase contracts (exceeding one year), 2,800 MW under short-term purchase contracts and approximately 800 MW of interruptible and controllable load contracts. Any additional power requirements will be satisfied through spot market purchases.

           All utilities in New Jersey are required to participate in an annual auction through which the entire obligation for all of their BGS requirements are auctioned to alternate suppliers. Through this auction process, the 286 MW of JCP&L's installed capacity and approximately 800 MW of long-term purchases from NUGs are made available to the winning bidders. FES participates in this annual auction as an alternate supplier and currently has an obligation to provide 1,700 MW of power for summer peak demand through July 31, 2003.

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

           The actual costs (capital and expense) associated with the extended Davis-Besse outage in 2002 and estimated costs in 2003 are:

         Costs of Davis-Besse Extended Outage
         -------------------------------------------------------------
                                                         (In millions)
         2002 - Actual
         -------------

         Capital Expenditures:
         Reactor head and restart                         $   63.3

         Incremental Expenses (pre-tax):
         Maintenance                                         115.0
         Fuel and purchased power                            119.5
                                                           -------
         Total                                              $234.5
                                                            ======

         2003 - Estimated
         ----------------

         Primarily operating expenses (pre-tax):
         Maintenance (including acceleration of programs)    $50
         Replacement power per month                         $12-18
         ------------------------------------------------------------


           We have fully hedged the on-peak replacement energy supply for Davis-Besse for the expected length of the outage.

   Environmental Matters

           We believe we are in compliance with the current sulfur dioxide (SO2) and nitrogen oxide (NOx) reduction requirements under the Clean Air Act Amendments of 1990. In 1998, the Environmental Protection Agency (EPA) finalized regulations requiring additional NOx reductions in the future from our Ohio and Pennsylvania facilities. Various regulatory and judicial actions have since sought to further define NOx reduction requirements (see Note 7D - Environmental Matters). We continue to evaluate our compliance plans and other compliance options.

           Violations of federally approved SO2 regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $31,500 for each day a unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. We cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

           In 1999 and 2000, the EPA issued Notices of Violation (NOV) or a Compliance Order to nine utilities covering 44 power plants, including the W. H. Sammis Plant. In addition, the U.S. Department of Justice filed eight civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The civil complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. On August 7, 2003, the United States District Court for the Southern District of Ohio ruled that 11 projects undertaken at the Sammis Plant between 1984 and 1998 required pre-construction permits under the Clean Air Act. The ruling concludes the liability phase of the case, which deals with applicability of Prevention of Significant Deterioration provisions of the Clean Air Act. The remedy phase, which is currently scheduled to be ready for trial beginning March 15, 2004, will address civil penalties and what, if any, actions should be taken to further reduce emissions at the plant. In the ruling, the Court indicated that the remedies it "may consider and impose involved a much broader, equitable analysis, requiring the Court to consider air quality, public health, economic impact, and employment consequences. The Court may also consider the less than consistent efforts of the EPA to apply and further enforce the Clean Air Act." The potential penalties that may be imposed, as well as the capital expenditures necessary to comply with substantive remedial measures that may be required, may have a material adverse impact on the Company's financial condition and results or operations. Management is unable to predict the ultimate outcome of this matter.

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

           The effects of compliance on the Companies with regard to environmental matters could have a material adverse effect on our earnings and competitive position. These environmental regulations affect our earnings and competitive position to the extent we compete with companies that are not subject to such regulations and therefore do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. We believe we are in material compliance with existing regulations, but are unable to predict how and when applicable environmental regulations may change and what, if any, the effects of any such change would be.

   Legal Matters

           Various lawsuits, claims and proceedings related to our normal business operations are pending against FirstEnergy and its subsidiaries. The most significant are described below.

           Due to our merger with GPU, we own Unit 2 of the Three Mile Island Nuclear Plant (TMI-2). As a result of the 1979 TMI-2 accident, claims for alleged personal injury against JCP&L, Met-Ed, Penelec and GPU had been filed in the U.S. District Court for the Middle District of Pennsylvania. In 1996, the District Court granted a motion for summary judgment filed by the GPU companies and dismissed the ten initial "test cases" which had been selected for a test case trial. On January 15, 2002, the District Court granted our motion for summary judgment on the remaining 2,100 pending claims. On February 14, 2002, the plaintiffs filed a notice of appeal of this decision (see Note 7E - Other Legal Proceedings). In December 2002, the Court of Appeals for the Third Circuit refused to hear the appeal which effectively ended further legal action for those claims.

           In July 1999, the Mid-Atlantic states experienced a severe heat storm which resulted in power outages throughout the service areas of many electric utilities, including JCP&L. In an investigation into the causes of the outages and the reliability of the transmission and distribution systems of all four New Jersey electric utilities, the NJBPU concluded that there was not a prima facie case demonstrating that, overall, JCP&L provided unsafe, inadequate or improper service to its customers. Two class action lawsuits (subsequently consolidated into a single proceeding) were filed in New Jersey Superior Court in July 1999 against JCP&L, GPU and other GPU companies seeking compensatory and punitive damages arising from the service interruptions of July 1999 in the JCP&L territory. In May 2001, the court denied without prejudice the defendant's motion seeking decertification of the class. Discovery continues in the class action, but no trial date has been set. In October 2001, the court held argument on the plaintiffs' motion for partial summary judgment, which contends that JCP&L is bound to several findings of the NJBPU investigation. The plaintiffs' motion was denied by the Court in November 2001 and the plaintiffs' motion seeking permission to file an appeal on this denial of their motion was rejected by the New Jersey Appellate Division. We have also filed a motion for partial summary judgment that is currently pending before the Superior Court. We are unable to predict the outcome of these matters.

           It is FirstEnergy's understanding that, as of August 18, 2003, five individual described herein shareholder-plaintiffs have filed separate complaints against FirstEnergy Corp. alleging various securities law violations in connection with the restatement of earnings described herein. Most of these complaints have not yet been officially served on the Company. Moreover, FirstEnergy is still reviewing the suits that have been served in preparation for a responsive pleading. FirstEnergy is however, aware that in each case, the plaintiffs are seeking certification from the court to represent a class of similarly situated shareholders.

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

IMPLEMENTATION OF RECENT ACCOUNTING STANDARD

           In June 2002, the Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." Based on the EITF's partial consensus position, for periods after July 15, 2002, mark-to-market revenues and expenses and their related kilowatt-hour (KWH) sales and purchases on energy trading contracts must be shown on a net basis in the Consolidated Statements of Income. We have previously reported such contracts as gross revenues and purchased power costs. Comparative quarterly disclosures and the Consolidated Statements of Income for revenues and expenses have been reclassified for 2002 only to conform with the revised presentation (see Note 11 - Summary of Quarterly Financial Data). In addition, the related KWH sales and purchases statistics described above under Results of Operations were reclassified (7.2 billion KWH in 2002 and 3.7 KWH billion in 2001). The following table displays the impact of changing to a net presentation for our energy trading operations.



           2002 Impact of Recording Energy Trading Net          Revenues              Expenses
           -----------------------------------------------------------------------------------
                                                                          Restated
                                                                          --------
                                                                   (See Notes 2(L) and 2(M))
                                                                   -------------------------
                                                                          (in millions)
           Total before adjustment                               $12,499                $10,368
           Adjustment                                               (268)                  (268)
           -------------------------------------------------------------------------------------

           Total as reported                                     $12,231                $10,100
           ====================================================================================




SIGNIFICANT ACCOUNTING POLICIES

           We prepare our consolidated financial statements in accordance with accounting principles that are generally accepted in the United States. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect financial results. All of our assets are subject to their own specific risks and uncertainties and are regularly reviewed for impairment. Assets related to the application of the policies discussed below are similarly reviewed with their risks and uncertainties reflecting these specific factors. Our more significant accounting policies are described below.

   Purchase Accounting - Acquisition of GPU

           Purchase accounting requires judgment regarding the allocation of the purchase price based on the fair values of the assets acquired (including intangible assets) and the liabilities assumed. The fair values of the acquired assets and assumed liabilities for GPU were based primarily on estimates. The more significant of these included the estimation of the fair value of the international operations, certain domestic operations and the fair value of the pension and other post-retirement benefit assets and liabilities. The purchase price allocations for the GPU acquisition were finalized in the fourth quarter of 2002 (see Note 12).

   Regulatory Accounting

           Our regulated services segment is subject to regulation that sets the prices (rates) it is permitted to charge its customers based on costs that the regulatory agencies determine we are permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in each state in which we operate, a significant amount of regulatory assets have been recorded - $8.8 billion as of December 31, 2002. We regularly review these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

   Derivative Accounting

           Determination of appropriate accounting for derivative transactions requires the involvement of management representing operations, finance and risk assessment. In order to determine the appropriate accounting for derivative transactions, the provisions of the contract need to be carefully assessed in accordance with the authoritative accounting literature and management's intended use of the derivative. New authoritative guidance continues to shape the application of derivative accounting. Management's expectations and intentions are key factors in determining the appropriate accounting for a derivative transaction and, as a result, such expectations and intentions are documented. Derivative contracts that are determined to fall within the scope of SFAS 133, as amended, must be recorded at their fair value. Active market prices are not always available to determine the fair value of the later years of a contract, requiring that various assumptions and estimates be used in their valuation. We continually monitor our derivative contracts to determine if our activities, expectations, intentions, assumptions and estimates remain valid. As part of our normal operations, we enter into significant commodity contracts, as well as interest rate and currency swaps, which increase the impact of derivative accounting judgments.

   Revenue Recognition

           We follow the accrual method of accounting for revenues, recognizing revenue for KWH that have been delivered but not yet billed through the end of the accounting period. The determination of unbilled revenues requires management to make various estimates including:

  o   Net energy generated or purchased for retail load

  o   Losses of energy over transmission and distribution lines

  o   Mix of KWH usage by residential, commercial and industrial customers

  o   KWH usage of customers receiving electricity from alternative suppliers

   Pension and Other Postretirement Benefits Accounting

          Our reported costs of providing non-contributory defined pension benefits and postemployment benefits other than pensions (OPEB) are dependent upon numerous factors resulting from actual plan experience and certain assumptions.

           Pension and OPEB costs are affected by employee demographics (including age, compensation levels, and employment periods), the level of contributions we make to the plans, and earnings on plan assets. Such factors may be further affected by business combinations (such as our merger with GPU, Inc. in November 2001), which impacts employee demographics, plan experience and other factors. Pension and OPEB costs may also be affected by changes to key assumptions, including anticipated rates of return on plan assets, the discount rates and health care trend rates used in determining the projected benefit obligations and pension and OPEB costs.

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

           In selecting an assumed discount rate, we consider currently available rates of return on high-quality fixed income investments expected to be available during the period to maturity of the pension and other postretirement benefit obligations. Due to the significant decline in corporate bond yields and interest rates in general during 2002, we reduced the assumed discount rate as of December 31, 2002 to 6.75% from 7.25% used in 2001 and 7.75% used in 2000.

           Our assumed rate of return on pension plan assets considers historical market returns and economic forecasts for the types of investments held by our pension trusts. The market values of our pension assets have been affected by sharp declines in the equity markets since mid-2000. In 2002, 2001 and 2000, plan assets have earned (11.3)%, (5.5)% and (0.3)%, respectively. Our pension costs in 2002 were computed assuming a 10.25% rate of return on plan assets. As of December 31, 2002 the assumed return on plan assets was reduced to 9.00% based upon our projection of future returns and pension trust investment allocation of approximately 60% large cap equities, 10% small cap equities and 30% bonds.

           Based on pension assumptions and pension plan assets as of December 31, 2002, we will not be required to fund our pension plans in 2003. While OPEB plan assets have also been affected by sharp declines in the equity market, the impact is not as significant due to the relative size of the plan assets. However, health care cost trends have significantly increased and will affect future OPEB costs. The 2003 composite health care trend rate assumption is approximately 10%-12% gradually decreasing to 5% in later years, compared to our 2002 assumption of approximately 10% in 2002, gradually decreasing to 4%-6% in later years. In determining our trend rate assumptions, we included the specific provisions of our health care plans, the demographics and utilization rates of plan participants, actual cost increases experienced in our health care plans, and projections of future medical trend rates. The effect on our SFAS 87 and 106 costs and liabilities from changes in key assumptions are as follows:



 Increase in Costs from Adverse Changes in Key Assumptions
 -----------------------------------------------------------------------------------------------
 Assumption                       Adverse Change              Pension         OPEB         Total
 -----------------------------------------------------------------------------------------------
                                                                         (In millions)
 Discount rate                    Decrease by 0.25%             $10.3         $  7.4        $17.7
 Long-term return on assets       Decrease by 0.25%             $ 6.9         $  1.2        $ 8.1
 Health care trend rate           Increase by 1%                 na           $ 20.7        $20.7

 Increase in Minimum Liability
 -----------------------------
 Discount rate                    Decrease by 0.25%             $99.4           na          $99.4
 ------------------------------------------------------------------------------------------------



           As a result of the reduced market value of our pension plan assets, we were required to recognize an additional minimum liability as prescribed by SFAS 87 and SFAS 132, "Employers' Disclosures about Pension and Postretirement Benefits," as of December 31, 2002. We eliminated our prepaid pension asset of $286.9 million and established a minimum liability of $548.6 million, recording an intangible asset of $78.5 million and reducing OCI by $444.2 million (recording a related deferred tax benefit of $312.8 million). The charge to OCI will reverse in future periods to the extent the fair value of trust assets exceed the accumulated benefit obligation. The amount of pension liability recorded as of December 31, 2002 increased due to the lower discount rate assumed and reduced market value of plan assets as of December 31, 2002. Our non-cash, pre-tax pension and OPEB expense under SFAS 87 and SFAS 106 is expected to increase by $125 million and $45 million, respectively - a total of $170 million in 2003 as compared to 2002.

   Long-Lived Assets

           In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we periodically evaluate our long-lived assets to determine whether conditions exist that would indicate that the carrying value of an asset may not be fully recoverable. The accounting standard requires that if the sum of future cash flows (undiscounted) expected to result from an asset, is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. If impairment, other than of a temporary nature, has occurred, we recognize a loss - calculated as the difference between the carrying value and the estimated fair value of the asset (discounted future net cash flows).

   Goodwill

           The regulators in the jurisdictions that the Companies operate in do not provide recovery at goodwill. As a result, no amortization has been recorded subsequent to the adoption of SFAS 142. In a business combination, the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. Based on the guidance provided by SFAS 142, we evaluate our goodwill for impairment at least annually and would make such an evaluation more frequently if indicators of impairment should arise. In accordance with the accounting standard, if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment for goodwill must be recognized in the financial statements. If impairment were to occur we would recognize a loss - calculated as the difference between the implied fair value of a reporting unit's goodwill and the carrying value of the goodwill. Our annual review was completed in the third quarter of 2002. The results of that review indicated no impairment of goodwill -- fair value was higher than carrying value for each of our reporting units. The forecasts used in our evaluations of goodwill reflect operations consistent with our general business assumptions. Unanticipated changes in those assumptions could have a significant effect on our future evaluations of goodwill. As of December 31, 2002, we had $6.3 billion of goodwill that primarily relates to our regulated services segment.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET IMPLEMENTED

   SFAS 143, "Accounting for Asset Retirement Obligations"

           In June 2001, the FASB issued SFAS 143. The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets, with adoption required by January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases, resulting in a period expense. However, rate-regulated entities may recognize regulatory assets or liabilities if the criteria for such treatment are met. Upon retirement, a gain or loss would be recorded if the cost to settle the retirement obligation differs from the carrying amount.

           We have identified applicable legal obligations as defined under the new standard, principally for nuclear power plant decommissioning. Upon adoption of SFAS 143 in January 2003, asset retirement costs of $602 million were recorded as part of the carrying amount of the related long-lived asset, offset by accumulated depreciation of $415 million. Due to the increased carrying amount, the related long-lived assets were tested for impairment in accordance with SFAS 144. No impairment was indicated. The asset retirement liability at the date of adoption was $1.109 billion. As of December 31, 2002, FirstEnergy had recorded decommissioning liabilities of $1.232 billion, including unrealized gains on decommissioning trust funds of $12 million. The change in the estimated liabilities resulted from changes in methodology and various assumptions, including changes in the projected dates for decommissioning.

           Management expects that substantially all nuclear decommissioning costs for Met-Ed, Penelec, JCP&L and Penn will be recoverable through their regulated rates. Therefore, we recognized a regulatory liability of $185 million upon adoption of SFAS 143 for the transition amounts related to establishing the asset retirement obligations for nuclear decommissioning. The remaining cumulative effect adjustment to recognize the undepreciated asset retirement cost and the asset retirement liability offset by the reversal of the previously recorded decommissioning liabilities was a $175 million increase to income ($102 million net of tax).

   SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities"

           This statement, which was issued by the FASB in July 2002, requires the recognition of costs associated with exit or disposal activities at the time they are incurred rather than when management commits to a plan of exit or disposal. It also requires the use of fair value for the measurement of such liabilities. The new standard supersedes guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This new standard was effective for exit and disposal activities initiated after December 31, 2002. Since it is applied prospectively, there will be no impact upon adoption. However, SFAS 146 could change the timing and amount of costs recognized in connection with future exit or disposal activities.

   SFAS 148, "Accounting for Stock-Based Compensation - Transition and
   Disclosure"

           SFAS 148 provides alternative approaches for voluntarily transitioning to the fair value method of accounting for stock-based compensation as described by SFAS 123 "Accounting for Stock-Based Compensation." Under current GAAP, we do not intend to adopt fair value accounting. It also amends SFAS 123 disclosure requirements for those companies applying APB 25, "Accounting for Stock Issued to Employees" and FASB Interpretation 44, "Accounting for Transactions involving Stock Compensation - an interpretation of APB Opinion No. 44." The amendment requires prominent display of differences between the SFAS 123 fair-value approach and the intrinsic-value approach described by APB 25 in a prescribed format. SFAS 148 also amends APB 28, "Interim Financial Reporting," to require that these disclosures be made on an interim basis. The new disclosure requirements are effective for 2002 year-end reporting (see Note 2B - Earnings Per Share) and for quarterly reporting beginning in 2003. Application of the alternative transition approaches is effective in 2003.

           FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34"

           The FASB issued FIN 45 in January 2003. This interpretation identifies minimum guarantee disclosures required for annual periods ending after December 15, 2002 (see Guarantees and Other Assurances). It also clarifies that providers of guarantees must record the fair value of those guarantees at their inception. This accounting guidance is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe that implementation of FIN 45 will be material but we will continue to evaluate anticipated guarantees.

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

                                     PART IV

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
                         (Registration No. 333-21011, Exhibit (3)-2)

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

          10-39     --   Forms of Estate Enhancement Program Agreements entered
                         into by certain former GPU directors. (1999 Form 10-K, Exhibit 10-JJ, File No. 1-6047, GPU, Inc.)

   *      12.1      --   Consolidated fixed charge ratios.

   *      13        --   FirstEnergy 2002 Annual Report to Stockholders,  as
                         revised. (Only those portions expressly incorporated by reference in this Form 10-K/A are to be deemed
                         "filed" with the SEC.)

          21        --   List of Subsidiaries of the Registrant at December 31,
                         2002.

   *      23        --   Consent of Independent Auditors.

   *      31.1      --   Certification  letter from chief executive  officer,
                         as adopted pursuant to Section 302 of the Sarbanes-
                         Oxley Act.

   *      31.2      --   Certification  letter from chief financial  officer,
                         as adopted pursuant to Section 302 of the Sarbanes-
                         Oxley Act.

   *      32        --   Certification  letter from chief executive officer and
                         chief financial officer, as adopted pursuant to Section
                         906 of the Sarbanes-Oxley Act.

   * Indicates revised exhibits included in this Form 10-K/A in electronic format. Reference is made to the original 10-K for the other exhibits filed with it.

Reports on Form 8-K

FIRSTENERGY-

         FirstEnergy filed twenty-four reports on Form 8-K since September 30, 2002. A report dated October 7, 2002 reported updated cost and schedule estimates associated with efforts to return Davis-Besse Nuclear Power Station to service. A report dated October 31, 2002 reported updated information associated with Davis-Besse restoration efforts. A report dated December 2, 2002 reported the merger of the GPU Employees Savings Plan into the FirstEnergy System Savings Plan. A report dated December 3, 2002 reported updated FirstEnergy 2003 earnings guidance. A report dated December 20, 2002 reported that FirstEnergy subsidiaries would retain ownership of four power plants previously planned to be sold. A report dated January 17, 2003 reported updated information related with efforts to prepare Davis-Besse for a safe and reliable return to service and the updated schedule for JCP&L rate proceedings. A report dated January 21, 2003 reported that the Pennsylvania Supreme Court denied further appeals of the February 21, 2002 Pennsylvania Commonwealth Court decision, which effectively affirmed the Pennsylvania Public Utility Commission's order approving the FirstEnergy and GPU merger, let stand the Commonwealth Court's denial of PLR relief for Met-Ed and Penelec and remanded the merger savings issue back to the PPUC. A report dated March 11, 2003 reported updated Davis-Besse information including the installation of the new reactor head on the reactor vessel. A report dated March 17, 2003 reported updated Davis-Besse information, the filing of a $2 billion shelf registration with the SEC and the status of the JCP&L rate proceedings. A report dated March 18, 2003 reported NJBPU audit results of JCP&L restructuring-related deferrals. A report dated April 16, 2003 reported updated Davis-Besse information. A report dated April 18, 2003 reported FirstEnergy's divestiture of its Argentina operations through the abandonment of its investment resulting in a second quarter 2003 charge to net income of $63 million. A report dated May 1, 2003 reported FirstEnergy's first quarter 2003 results and other updated information including Davis-Besse updated ready for restart schedule. A report dated May 9, 2003 reported updated Davis-Besse information and a JCP&L rate proceedings update. A report dated May 9, 2003, reported the filing of the Form 10-K/A Amendment No. 1. A report dated May 22, 2003, reported an agreement to sell FirstEnergy's 20.1% interest in United Kingdom-based Aquila Sterling Limited, the owner of Midlands Electricity. A report dated June 5, 2003 reported updated Davis-Besse information. A report dated June 11, 2003, reported a letter filed with a Pennsylvania Public Utility Commission Administrative Law Judge which voids a prior stipulation. A report dated June 27, 2003, reported JCP&L's signing of a settlement agreement with certain parties in its base rate case proceeding. A report dated July 24, 2003, reported updates to the schedule and cost estimates for Davis-Besse. A reported dated July 25, 2003 reported the New Jersey Board of Public Utilities decision on JCP&L's rate proceedings. A report dated August 5, 2003 reported FirstEnergy's second quarter 2003 earnings results and other information. A report dated August 5, 2003 reported the pending restatement of 2002 FE, OE, CEI and TE financial statements and restatement and reaudit of 2001 CEI and TE financial statements. A report dated August 7, 2003 reported the pending restatement and reaudit of 2000 CEI and TE financial statements. A report dated August 8, 2003 reported a U.S. District Court ruling with respect to the W. H. Sammis Plant under the Clean Air Act.

                                   SIGNATURES



           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          FIRSTENERGY CORP.
                                          -----------------
                                             Registrant




                                        /s/Harvey L. Wagner
                                ---------------------------------------
                                           Harvey L. Wagner
                                        Vice President, Controller
                                       and Chief Accounting Officer



Date:  September 11, 2003