Form 10-K
period 2004-12-31
FIRSTENERGY CORP; PENNSYLVANIA ELECTRIC CO; METROPOLITAN EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; JERSEY CENTRAL POWER & LIGHT CO
filed 2005-03-10
CIK 1031296, 77227, 65350, 77278, 352049, 20947, 73960, 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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
(A Pennsylvania Corporation)
c/o FirstEnergy Corp.
76 South Main Street
Akron, OH 44308
Telephone (800)736-3402

1-3141	JERSEY CENTRAL POWER & LIGHT COMPANY	21-0485010
(A New Jersey Corporation)
c/o FirstEnergy Corp.
76 South Main Street
Akron, OH 44308
Telephone (800)736-3402

1-446	METROPOLITAN EDISON COMPANY	23-0870160
(A Pennsylvania Corporation)
c/o FirstEnergy Corp.
76 South Main Street
Akron, OH 44308
Telephone (800)736-3402

1-3522	PENNSYLVANIA ELECTRIC COMPANY	25-0718085
(A Pennsylvania Corporation)
c/o FirstEnergy Corp.
76 South Main Street
Akron, OH 44308
Telephone (800)736-3402

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Registrant	Title of Each Class	on Which Registered

FirstEnergy Corp.	Common Stock, $0.10 par value	New York Stock Exchange

Ohio Edison Company	Cumulative Preferred Stock, $100 par value:
	3.90% Series	All series registered on New
	4.40% Series	York Stock Exchange and
	4.44% Series	Chicago Stock Exchange
4.56% Series

The Cleveland Electric	Cumulative Serial Preferred Stock, without
Illuminating Company	par value:
	$7.40 Series A	Both series registered on New
	Adjustable Rate, Series L	York Stock Exchange

The Toledo Edison	Cumulative Preferred Stock, par value
Company	$100 per share:
	4-1/4% Series	American Stock Exchange

Cumulative Preferred Stock, par value
$25 per share:
	$2.365 Series	All series registered on
	Adjustable Rate, Series A	New York Stock Exchange
Adjustable Rate, Series B

Pennsylvania Power	Cumulative Preferred Stock, $100
Company	par value:
	4.24% Series	All series registered on
	4.25% Series	Philadelphia Stock Exchange
4.64% Series

Jersey Central Power &	Cumulative Preferred Stock, without
Light Company	par value:
	4% Series	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

(X)	FirstEnergy Corp.
( )
Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company.

Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

Yes (X) No ( )	FirstEnergy Corp.
Yes ( ) No (X )
Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company, and Pennsylvania Electric Company

State the aggregate market value of the common stock held by non-affiliates of the registrants: FirstEnergy Corp., $12,315,809,435 as of June 30, 2004; and for all other registrants, none.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	As of March 9, 2005

FirstEnergy Corp., $0.10 par value	329,836,276
Ohio Edison Company, no par value	100
The Cleveland Electric Illuminating Company, no par value	79,590,689
The Toledo Edison Company, $5 par value	39,133,887
Pennsylvania Power Company, $30 par value	6,290,000
Jersey Central Power & Light Company, $10 par value	15,371,270
Metropolitan Edison Company, no par value	859,500
Pennsylvania Electric Company, $20 par value	5,290,596

FirstEnergy Corp. is the sole holder of Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company, and Pennsylvania Electric Company common stock; Ohio Edison Company is the sole holder of Pennsylvania Power Company common stock.

Documents incorporated by reference (to the extent indicated herein):

PART OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORTED
DOCUMENT

FirstEnergy Corp. Annual Report to Stockholders for
the fiscal year ended December 31, 2004 (Pages 4-85)	Part II

Proxy Statement for 2005 Annual Meeting of Stockholders
to be held May 17, 2005	Part III

This combined Form 10-K is separately filed by FirstEnergy Corp., Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to any of the seven FirstEnergy subsidiary registrants is also attributed to FirstEnergy.

GLOSSARY OF TERMS

The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

ATSI	American Transmission Systems, Inc., owns and operates transmission facilities
Avon	Avon Energy Partners Holdings
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
Companies	OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec defined on page 1
EUOC	Electric Utility Operating Companies (OE, CEI, TE, Penn, JCP&L, Met-Ed, Penelec, and ATSI)
FENOC	FirstEnergy Nuclear Operating Company, operates nuclear generating facilities
FES	FirstEnergy Solutions Corp., provides energy-related products and services
FESC	FirstEnergy Service Company, provides legal, financial, and other corporate support services
FGCO	FirstEnergy Generation Corp., operates nonnuclear generating facilities
FirstCom	First Communications, LLC, provides local and long-distance telephone service
FirstEnergy	FirstEnergy Corp., a registered public utility holding company
FSG	FirstEnergy Facilities Services Group, LLC, the parent company of several heating, ventilation,air conditioning and energy management companies
GLEP (1)	Great Lakes Energy Partners, LLC, an oil and natural gas exploration and production venture
GPU	GPU, Inc., former parent of JCP&L, Met-Ed and Penelec, which merged with FirstEnergy on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
Met-Ed	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MYR	MYR Group, Inc., a utility infrastructure construction service company
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
Penelec	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Shippingport	Shippingport Capital Trust, a special purpose entity created by CEI and TE in 1997
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TEBSA	Termobarranquilla S.A., Empresa de Servicios Publicos

The following abbreviations and acronyms are used to identify frequently used terms in this report:

AEP	American Electric Power Company, Inc.
ALJ	Administrative Law Judge
ASLB	Atomic Safety and Licensing Board
BGS	Basic Generation Service
CO2	Carbon Dioxide
CTC	Competitive Transition Charge
DPL	Dayton Power & Light Company
ECAR	East Central Area Reliability Coordination Agreement
EPA	Environmental Protection Agency only in various other terms
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
FIN 46	FIN 46 "Consolidation of Variable Interest Entities"
FMB	First Mortgage Bonds
HVAC	Heating, Ventilation and Air-conditioning
IBEW	International Brotherhood of Electrical Workers
MACT	Maximum Achievable Control Technologies
MEC	Michigan Electric Coordination Systems
MISO	Midwest Independent Transmission System Operator, Inc.
MTC	Market Transition Charge
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Council
NEIL	Nuclear Electric Insurance Limited
NJBPU	New Jersey Board of Public Utilities
NOAC	Northwest Ohio Aggregation Coalition
NOV	Notices of Violation
NOX	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
NUG	Non-Utility Generator

i

GLOSSARY OF TERMS, Cont.

NYSE	New York Stock Exchange
OCC	Ohio Consumers' Counsel
PJM	Pennsylvania-New Jersey-Maryland Interconnection LLC
PLR	Provider of Last Resort
PPUC	Pennsylvania Public Utility Commission
PRP	Potentially Responsible Party
PUCO	Public Utilities Commission of Ohio
PUHCA	Public Utility Holding Company Act
S&P	Standard & Poor’s Ratings Service
SBC	Societal Benefits Charge
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS 71	SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation"
SFAS 101	SFAS No. 101, "Accounting for Discontinuation of Application of SFAS 71"
SO2	Sulfur Dioxide
TMI-2	Three Mile Island Unit 2

ii

.

FORM 10-K

PART I

ITEM	1. BUSINESS

The Company

FirstEnergy Corp. was organized under the laws of the State of Ohio in 1996. FirstEnergy's principal business is the holding, directly or indirectly, of all of the outstanding common stock of its eight principal electric utility operating subsidiaries: OE, CEI, TE, Penn, ATSI, JCP&L, Met-Ed and Penelec. These utility operating subsidiaries are referred to throughout as the “Companies.” FirstEnergy's consolidated revenues are primarily derived from electric service provided by its utility operating subsidiaries and the revenues of its other principal subsidiaries: FES; FSG; MYR; and FirstCom. In addition, FirstEnergy holds all of the outstanding common stock of other direct subsidiaries including: FirstEnergy Properties, Inc., FirstEnergy Ventures Corp., FENOC, FirstEnergy Securities Transfer Company, GPU Diversified Holdings, LLC, GPU Telecom Services, Inc., GPU Nuclear, Inc.; and FESC.

The Companies’ combined service areas encompass approximately 36,100 square miles in Ohio, New Jersey and Pennsylvania. The areas they serve have a combined population of approximately 11.2 million.

OE was organized under the laws of the State of Ohio in 1930 and owns property and does business as an electric public utility in that state. OE also has ownership interests in certain generating facilities located in the Commonwealth of Pennsylvania (see Item 2 - Properties). OE engages in the generation, distribution and sale of electric energy to communities in a 7,500 square mile area of central and northeastern Ohio. OE also engages in the sale, purchase and interchange of electric energy with other electric companies. The area it serves has a population of approximately 2.8 million.

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

TE was organized under the laws of the State of Ohio in 1901 and does business as an electric public utility in that state. TE engages in the generation, distribution and sale of electric energy in an area of approximately 2,500 square miles in northwestern Ohio. It also has interests in certain generating facilities in Pennsylvania (see Item 2 - Properties). TE also engages in the sale, purchase and interchange of electric energy with other electric companies. The area TE serves has a population of approximately 0.8 million.

ATSI was organized under the laws of the State of Ohio in 1998. ATSI owns transmission assets that were formerly owned by the Ohio Companies and Penn. ATSI owns and operates major, high-voltage transmission facilities, which consist of approximately 7,100 circuit miles (5,814 pole miles) of transmission lines with nominal voltages of 345 kV, 138 kV and 69 kV. There are 37 interconnections with six neighboring control areas. ATSI's transmission system offers gateways into the East through high capacity ties with PJM through Penelec, Duquesne Light Company and Allegheny Energy, Inc. into the North through multiple 345 kV high capacity ties with MEC, and into the South through ties with AEP and DPL. ATSI is the control area operator for the Ohio Companies and Penn service areas. ATSI plans, operates and maintains the transmission system in accordance with the requirements of the NERC and applicable regulatory agencies to ensure reliable service to FirstEnergy's customers (see Transmission Rate Matters for a discussion of ATSI's participation in the MISO).

JCP&L was organized under the laws of the State of New Jersey in 1925 and owns property and does business as an electric public utility in that state. JCP&L provides transmission and distribution services in northern, western and east central New Jersey. The area JCP&L serves has a population of approximately 2.5 million.

Met-Ed was organized under the laws of the Commonwealth of Pennsylvania in 1922 and owns property and does business as an electric public utility in that state. Met-Ed provides primarily transmission and distribution services in eastern and south central Pennsylvania. The area it serves has a population of approximately 1.2 million.

Penelec was organized under the laws of the Commonwealth of Pennsylvania in 1919 and owns property and does business as an electric public utility in that state. Penelec provides transmission and distribution services in western, northern and south central Pennsylvania. The area it serves has a population of approximately 1.7 million. Penelec, as lessee of the property of its subsidiary, The Waverly Electric Light & Power Company, also serves a population of about 13,400 in Waverly, New York and its vicinity.

FES was organized under the laws of the State of Ohio in 1997 and provides energy-related products and services, and through its FGCO subsidiary, operates FirstEnergy's nonnuclear generation businesses. FENOC was organized under the laws of the State of Ohio in 1998 and operates the Companies’ nuclear generating facilities. FSG is the parent company of several HVAC and energy management companies; MYR is a utility infrastructure construction service company. FirstCom provides telecommunication services (local and long-distance phone service). FESC provides legal, financial and other corporate support services to affiliated FirstEnergy companies.

Divestitures

FirstEnergy completed the sale of its international operations in January 2004 with the sales of its remaining 20.1 percent interest in Avon on January 16, 2004, and 28.67 percent interest in TEBSA on January 30, 2004. Impairment charges related to Avon and TEBSA were recorded in the fourth quarter of 2003 and no gain or loss was recognized upon the sales in 2004. Avon, TEBSA and other international assets sold in 2003 were originally acquired as part of FirstEnergy's November 2001 merger with GPU.

FirstEnergy sold its 50 percent interest in GLEP on June 23, 2004. Proceeds of $220 million included cash of $200 million and the right, valued at $20 million, to participate for up to a 40% interest in future wells in Ohio. This transaction produced an after-tax loss of $7 million, or $0.02 per share of common stock, including the benefits of prior tax capital losses that had been previously fully reserved, which offset the capital gain from the sale.

Risks Factors That May Affect Results

Changes in Commodity Prices Could Adversely Affect Our Margins
While much of our generation serves customers under retail rates set by regulatory bodies, we also purchase and sell electricity in the competitive wholesale and retail markets. Increases in the costs of fuel for our generation facilities (particularly coal and natural gas) can affect our profit margins in both competitive and non-competitive markets. Changes in the market prices of electricity, which are affected by changes in fuel costs and other factors, may impact our financial results and financial position by increasing the amount we pay to purchase power to supply PLR obligations in Ohio and Pennsylvania.

Electricity and fuel prices may fluctuate substantially over relatively short periods of time for a variety of reasons, including:

•	severe or unexpected weather or seasonality;

•	changes in electricity usage;

•	illiquidity in wholesale power and other markets;

•	transmission or transportation constraints, inoperability or inefficiencies;

•	availability of competitively priced alternative energy sources;

•	changes in supply and demand for energy commodities;

•	changes in power production capacity;

•	outages at our power production facilities or those of our competitors;

•	changes in production and storage levels of natural gas, lignite, coal, crude oil and refined products;

•	natural disasters, wars, acts of sabotage, terrorist acts, embargoes and other catastrophic events; and

Complex and Changing Government Regulations Could Have a Negative Impact on Our Results of Operations

We are subject to comprehensive regulation by various federal, state and local regulatory agencies that significantly influences our operating environment. Changes in or reinterpretations of existing laws or regulations or the imposition of new laws or regulations could require us to incur additional costs or change the way we conduct our business, and therefore could have an adverse impact on our results of operations.

The Continuing Availability and Operation of Generating Units is Dependent on Retaining the Necessary Licenses, Permits, and Operating Authority from Governmental Entities, Including the NRC

We are required to have numerous permits, approvals and certificates from the agencies that regulate our business. We believe the necessary permits, approvals and certificates have been obtained for our existing operations and that our business is conducted in accordance with applicable laws; however, we are unable to predict the impact on operating results from future regulatory activities of any of these agencies.

Costs of Compliance with Environmental Laws are Significant, and the Cost of Compliance with Future Environmental Laws Could Adversely Affect Cash Flow and Profitability

FirstEnergy’s subsidiaries’ operations are subject to extensive federal, state and local environmental statutes, rules and regulations. Compliance with these legal requirements requires us to incur significant costs toward environmental monitoring, installation of pollution control equipment, emission fees, maintenance, upgrading, remediation and permitting at all of our facilities. These expenditures have been significant in the past and may increase in the future. If the cost of compliance with existing environmental laws and regulations does increase, it could adversely affect our business and results of operations, financial position and cash flows. Moreover, changes in environmental laws or regulations may materially increase our costs of compliance or accelerate the timing of capital expenditures. Because of the deregulation of generation, we might not recover through rates additional costs incurred for such compliance. Our compliance strategy, although reasonably based on available information, may not successfully address the relevant standards and interpretations in the future. If FirstEnergy fails to comply with environmental laws and regulations, even if caused by factors beyond its control or new interpretations of longstanding requirements, that failure may result in the assessment of civil or criminal liability and fines.

Risks of Nuclear Generation that Include Uncertainties Relating to Health and Safety, Additional Capital Costs, the Adequacy of Insurance Coverage and Nuclear Plant Decommissioning

FirstEnergy is subject to the risks of nuclear generation, including but not limited to the following:

•	the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

•	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with our nuclear operations or those of others in the United States;

•	uncertainties with respect to contingencies and assessment amounts if insurance coverage is inadequate; and

•	uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed operation.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at nuclear plants, including ours. Unlike our fossil plants, which have been leased to and operated by FGCO since 2001, new capital costs as well as fuel, operation and maintenance expenses for the nuclear plants continue to be borne by CEI, TE, OE and Penn.

The Companies’ respective interests in nuclear facilities are insured under NEIL, policies issued for each plant. Under these policies, up to $2.75 billion is provided for property damage and decontamination and decommissioning costs. We have also obtained approximately $1.5 billion of insurance coverage for replacement power costs for the Companies’ respective interests in nuclear facilities. Under these policies, we can be assessed a maximum of approximately $67.5 million for incidents at any covered nuclear facility occurring during a policy year which are in excess of accumulated funds available to the insurer for paying losses.

Operational Risks Arising from the Reliability of Our Power Plants and Transmission and Distribution Equipment

Operation of power plants, transmission and distribution facilities involves many risks, including the breakdown or failure of equipment or processes, accidents, labor disputes, stray voltage and performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt generation, transmission and distribution delivery systems. Because our transmission facilities are interconnected with those of third parties, the operation of those facilities may be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.

Operation of our power plants below expected capacity levels could result in lost revenues or increased expenses, including higher maintenance costs that we may not be able to recover from customers. Unplanned outages may require us to incur significant replacement power costs. Moreover, if we were unable to perform under contractual obligations, penalties or liability for damages may result.

We remain obligated to provide safe and reliable service to customers within our franchised service territories. Meeting this commitment requires significant capital and other resources. Failure to provide safe and reliable service due to equipment failure in the electric system could adversely affect our operating results through reduced revenues and increased capital and maintenance costs.

Human Resource Risks Associated with the Availability of Trained and Qualified Labor to Meet Our Future Staffing Requirements

Workforce demographic issues are a national phenomenon that is of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average. Today, nearly one-half of the utility workforce is age 45 or higher. Consequently, the utility industry faces the difficult challenge of finding ways to retain its aging skilled workforce while recruiting new talent in the hopes of decreasing losses in critical knowledge and skills due to retirements. Mitigating these risks may require additional financial commitments.

Regulatory Changes in the Electric Industry Could Affect Our Competitive Position and Result in Unrecoverable Costs Adversely Affecting Our Business and Results of Operations

As a result of the actions taken by state legislative bodies over the last few years, major changes in the electric utility business have occurred and are continuing to take place in parts of the United States, including Ohio, Pennsylvania and New Jersey. These changes have resulted in fundamental alterations in the way integrated utilities conduct their business.

Increased competition resulting from restructuring efforts could have a significant adverse financial impact on FirstEnergy and its subsidiaries and consequently on their results of operations. Increased competition could result in increased pressure to lower prices, including the price of electricity. Retail competition and the unbundling of regulated electric service could have a significant adverse financial impact on us due to potential impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. We cannot predict the extent and timing of entry by additional competitors into the electric markets.

The FERC and U.S. Congress propose from time to time significant changes in the structure and conduct of the electric utility industry. If the restructuring and deregulation efforts result in increased competition or unrecoverable costs, our business and results of operations may be adversely affected. We cannot predict the extent and timing of further efforts to restructure, deregulate or re-regulate our business or the industry.

Weather Conditions such as Tornadoes, Hurricanes, Storms and Droughts, as Well as Seasonal Temperature Variations

Weather conditions directly influence the demand for electric power. In our service areas, demand for power peaks during the hot summer months, with market prices also typically peaking at that time. As a result, overall operating results may fluctuate on a seasonal and quarterly basis. In addition, we have historically sold less power, and consequently received less revenue, when weather conditions are milder. Severe weather, such as tornadoes, hurricanes, storms and droughts, may cause outages and property damage which may require us to incur additional costs that are generally not insured and that may not be recoverable from customers. The effect of the failure of our facilities to operate as planned, as described above, would be particularly burdensome during a peak demand period.

A Downgrade in Credit Ratings Could Negatively Affect Our Ability to Access Capital

We rely on access to capital markets as a significant source of liquidity for capital requirements not satisfied by cash flows from operations. Any inability to maintain our current credit ratings could affect, particularly during times of uncertainty in the capital markets, our ability to raise capital on favorable terms which, in turn, could impact our ability to grow our businesses. A credit rating downgrade would likely also increase our interest costs.

On July 22, 2004, S&P updated its analysis of U.S. utility FMB in response to changes in the industry. As a result of its revised methodology for evaluating default risk, S&P raised its FMB credit ratings for 20 U.S. utility companies including JCP&L and Penn. JCP&L’s FMB credit rating was upgraded to BBB+ from BBB and Penn’s FMB credit rating was upgraded to BBB from BBB-.

On August 26, 2004, S&P lowered its rating on certain Met-Ed Senior Notes to BBB- from BBB. The rationale for the ratings change was that Met-Ed’s senior secured notes, in aggregate, now comprise greater than 80% of Met-Ed’s total debt outstanding. According to the terms of the senior note indenture, once the 80% threshold is reached, the collateral mortgage bond security falls away and all senior secured notes that were secured by Met-Ed’s senior note indenture become unsecured. The one notch lower rating reflects this loss of collateral security. The BBB senior secured rating on Met-Ed’s FMB remain unchanged.

Also on August 26, 2004, S&P stated that a favorable outcome of the Ohio Rate Stabilization Plan auction process and a favorable resolution of pending environmental litigation would support a higher ratings outlook, or possibly a higher rating. On September 14, 2004, S&P stated that FirstEnergy’s $500 million voluntary contribution to its pension plan was credit neutral.

On December 10, 2004, S&P reaffirmed its ‘BBB-‘ corporate credit rating on FirstEnergy and kept the outlook stable. S&P noted that the stable outlook reflects FirstEnergy’s improving financial profile and cash flow certainty through 2006. S&P stated that should the two refueling outages at the Davis-Besse and Perry nuclear plants scheduled for the first quarter of 2005 be completed successfully without any significant negative findings and delays, FirstEnergy’s outlook would be revised to positive. S&P also stated that a ratings upgrade in the next several months did not seem likely, as remaining issues of concern to S&P, primarily the outcome of environmental litigation and SEC investigations, are not likely to be resolved in the short term.

Financial Performance Risks Related to the Economic Cycles of the Electric Utility Industry

Our business follows the economic cycles of our customers. Sustained downturns or sluggishness in the economy generally affects the markets in which the Companies operate and negatively influences the Companies’ energy operations. Declines in demand for electricity as a result of economic downturns will reduce overall electricity sales and lessen our cash flows, especially as industrial customers reduce production, resulting in less consumption of electricity. Economic conditions also impact our collection rates of accounts receivable.

We May Ultimately Incur Liability in Connection with Federal Proceedings

On October 20, 2004, FirstEnergy was notified by the SEC that the previously disclosed informal inquiry initiated by the SEC's Division of Enforcement in September 2003 relating to the restatements in August 2003 of previously reported results by FirstEnergy and the Ohio Companies, and the Davis-Besse extended outage, has become the subject of a formal order of investigation. The SEC's formal order of investigation also encompasses issues raised during the SEC's examination of FirstEnergy and the Companies under PUHCA. Concurrent with this notification, FirstEnergy received a subpoena asking for background documents and documents related to the restatements and Davis-Besse issues. On December 30, 2004, FirstEnergy received a second subpoena asking for documents relating to issues raised during the SEC's PUHCA examination. FirstEnergy has cooperated fully with the informal inquiry and will continue to do so with the formal investigation. If it were ultimately determined that FirstEnergy or its subsidiaries have legal liability or are otherwise made subject to liability based on any of the above matters, it could have a material adverse effect on FirstEnergy's or its subsidiaries' financial condition and results of operations.

In late 2003, FENOC received a subpoena from a grand jury sitting in the United States District Court for the Northern District of Ohio, Eastern Division requesting the production of certain documents and records relating to the inspection and maintenance of the reactor vessel head at Davis-Besse. We are unable to predict the outcome of this investigation. On December 10, 2004, FirstEnergy received a letter from the United States Attorney's Office stating that FENOC is a target of the federal grand jury investigation into alleged false statements relating to the Davis-Besse outage made to the NRC in the Fall of 2001 in response to NRC Bulletin 2001-01. The letter also said that the designation of FENOC as a target indicates that, in the view of the prosecutors assigned to the matter, it is likely that federal charges will be returned against FENOC by the grand jury. On February 10, 2005, FENOC received an additional subpoena for documents related to root cause reports regarding reactor head degradation and the assessment of reactor head management issues at Davis-Besse. In addition, FENOC remains subject to possible civil enforcement action by the NRC in connection with the events leading to the Davis-Besse outage in 2002.

On August 12, 2004, the NRC notified FENOC that it will increase its regulatory oversight of the Perry Nuclear Power Plant as a result of problems with safety system equipment over the past two years. FENOC operates the Perry Nuclear Power Plant, which is either owned or leased by OE, CEI, TE and Penn. Although the NRC noted that the plant continues to operate safely, the agency has indicated that its increased oversight will include an extensive NRC team inspection to assess the equipment problems and the sufficiency of FENOC’s corrective actions. The outcome of these matters could include NRC enforcement action or other impacts on operating authority. As a result, these matters could have a material adverse effect on FirstEnergy’s or its subsidiaries’ financial condition.

Utility Regulation

As a registered public utility holding company, FirstEnergy is subject to regulation by the SEC under PUHCA. The SEC has determined that the electric facilities of the Companies constitute a single integrated public utility system under the standards of PUHCA. PUHCA regulates FirstEnergy with respect to accounting, the issuance of securities, the acquisition and sale of utility assets, securities or any other interest in any business, and entering into, and performance of, service, sales and construction contracts among its subsidiaries, and certain other matters. PUHCA also limits the extent to which FirstEnergy may engage in nonutility businesses or acquire additional utility businesses. Each of the Companies' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the state in which each operates - in Ohio by the PUCO, in New Jersey by the NJBPU and in Pennsylvania by the PPUC. With respect to their wholesale and interstate electric operations and rates, the Companies are subject to regulation, including regulation of their accounting policies and practices, by the FERC. Under Ohio law, municipalities may regulate rates, subject to appeal to the PUCO if not acceptable to the utility.

Regulatory Accounting

FirstEnergy accounts for the effects of regulation through the application of SFAS 71 to its operating utilities when their rates:

•	are established by a third-party regulator with the authority to set rates that bind customers;

•	are cost-based; and

•	can be charged to and collected from customers.

An enterprise meeting all of these criteria capitalizes costs that would otherwise be charged to expense if the rate actions of its regulator make it probable that those costs will be recovered in future revenue. SFAS 71 is applied only to the parts of the business that meet the above criteria. If a portion of the business applying SFAS 71 no longer meets those requirements, previously recorded regulatory assets are removed from the balance sheet in accordance with the guidance in SFAS 101.

In Ohio, New Jersey and Pennsylvania, laws applicable to electric industry restructuring contain similar provisions that are reflected in the Companies' respective state regulatory plans. These provisions include:

•	restructuring the electric generation business and allowing the Companies' customers to select a competitive electric generation supplier other than the Companies;

•	establishing or defining the PLR obligations to customers in the Companies' service areas;

•	providing the Companies with the opportunity to recover potentially stranded investment (or transition costs) not otherwise recoverable in a competitive generation market;

•	itemizing (unbundling) the price of electricity into its component elements - including generation, transmission, distribution and stranded costs recovery charges;

•	continuing regulation of the Companies' transmission and distribution systems; and

•	requiring corporate separation of regulated and unregulated business activities.

The EUOC recognize, as regulatory assets, costs which the FERC, PUCO, PPUC and NJBPU have authorized for recovery from customers in future periods or for which authorization is probable. Without the probability of such authorization, costs currently recorded as regulatory assets would have been charged to income as incurred. All regulatory assets are expected to be recovered from customers under the Companies' respective transition and regulatory plans. Based on those plans, the Companies continue to bill and collect cost-based rates for their transmission and distribution services, which remain regulated; accordingly, it is appropriate that the Companies continue the application of SFAS 71 to those operations.

Reliability Initiatives

In late 2003 and early 2004, a series of letters, reports and recommendations were issued from various entities, including governmental, industry and ad hoc reliability entities (PUCO, FERC, NERC and the U.S. - Canada Power System Outage Task Force) regarding enhancements to regional reliability. With respect to each of these reliability enhancement initiatives, FirstEnergy submitted its response to the respective entity according to any required response dates. In 2004, we completed implementation of all actions and initiatives related to enhancing area reliability, improving voltage and reactive management, operator readiness and training, and emergency response preparedness recommended for completion in 2004. Furthermore, FirstEnergy certified to NERC on June 30, 2004, with minor exceptions noted, that we had completed the recommended enhancements, policies, procedures and actions it had recommended be completed by June 30, 2004. In addition, FirstEnergy requested, and NERC provided, a technical assistance team of experts to assist in implementing and confirming timely and successful completion of various initiatives. The NERC-assembled independent verification team confirmed on July 14, 2004, that FirstEnergy had implemented the NERC Recommended Actions to Prevent and Mitigate the Impacts of Future Cascading Blackouts required to be completed by June 30, 2004, as well as NERC recommendations contained in the Control Area Readiness Audit Report required to be completed by summer 2004, and recommendations in the U.S. - Canada Power System Outage Task Force Report directed toward FirstEnergy and required to be completed by June 30, 2004, with minor exceptions noted by FirstEnergy. On December 28, 2004, FirstEnergy submitted a follow-up to its June 30, 2004 Certification and Report of Completion to NERC addressing the minor exceptions, which are now essentially complete.

FirstEnergy is proceeding with the implementation of the recommendations that were to be completed subsequent to 2004 and will continue to periodically assess the FERC-ordered Reliability Study recommendations for forecasted 2009 system conditions, recognizing revised load forecasts and other changing system conditions which may impact the recommendations. Thus far, implementation of the recommendations has not required, nor is expected to require, substantial investment in new, or material upgrades, to existing equipment. FirstEnergy notes, however, that FERC or other applicable government agencies and reliability coordinators may take a different view as to recommended enhancements or may recommend additional enhancements in the future that could require additional, material expenditures. Finally, the PUCO is continuing to review the FirstEnergy filing that addressed upgrades to control room computer hardware and software and enhancements to the training of control room operators, before determining the next steps, if any, in the proceeding.

On July 5, 2003, JCP&L experienced a series of 34.5 kilovolt sub-transmission line faults that resulted in outages on the New Jersey shore. On July 16, 2003, the NJBPU initiated an investigation into the cause of JCP&L's outages of the July 4, 2003 weekend. The NJBPU selected a Special Reliability Master (SRM) to oversee and make recommendations on appropriate courses of action necessary to ensure system-wide reliability. Additionally, pursuant to the stipulation of settlement that was adopted in the NJBPU's Order of March 13, 2003 in its docket relating to the investigation of outages in August 2002, the NJBPU, through an independent auditor working under direction of the NJBPU Staff, undertook a review and focused audit of JCP&L's Planning and Operations and Maintenance programs and practices (Focused Audit). Subsequent to the initial engagement of the auditor, the scope of the review was expanded to include the outages during July 2003.

Both the independent auditor and the SRM submitted interim reports primarily addressing improvements to be made prior to the next occurrence of peak loads in the summer of 2004. On December 17, 2003, the NJBPU adopted the SRM's interim recommendations related to service reliability. With the assistance of the independent auditor and the SRM, JCP&L and the NJBPU staff created a Memorandum of Understanding (MOU) that set out specific tasks to be performed by JCP&L and a timetable for completion. On March 29, 2004, the NJBPU adopted the MOU and endorsed JCP&L's ongoing actions to implement the MOU. On June 9, 2004, the NJBPU approved a Stipulation that incorporates the final report of the SRM and the Executive Summary and Recommendation portions of the final report of the Operations Audit. A Final Order in the Focused Audit docket was issued by the NJBPU on July 23, 2004. JCP&L continues to file compliance reports reflecting activities associated with the MOU and Stipulation.

In May 2004, the PPUC issued an order approving the revised reliability benchmark and standards, including revised benchmarks and standards for Met-Ed, Penelec and Penn. Met-Ed, Penelec and Penn filed a Petition for Amendment of Benchmarks with the PPUC on May 26, 2004 seeking amendment of the benchmarks and standards due to their implementation of automated outage management systems following restructuring. Evidentiary hearings have been scheduled for September 2005. FirstEnergy is unable to predict the outcome of this proceeding.

On January 16, 2004, the PPUC initiated a formal investigation of whether Met-Ed's, Penelec's and Penn's “service reliability performance deteriorated to a point below the level of service reliability that existed prior to restructuring” in Pennsylvania. Hearings were held in early August 2004. On September 30, 2004, Met-Ed, Penelec and Penn filed a settlement agreement with the PPUC that addresses the issues related to this investigation. As part of the settlement, Met-Ed, Penelec and Penn agreed to enhance service reliability, ongoing periodic performance reporting and communications with customers and to collectively maintain their current spending levels of at least $255 million annually on combined capital and operation and maintenance expenditures for transmission and distribution for the years 2005 through 2007. The settlement also outlines an expedited remediation process to address any alleged non-compliance with terms of the settlement and an expedited PPUC hearing process if remediation is unsuccessful. On November 4, 2004, the PPUC accepted the recommendation of the ALJ approving the settlement.

PUCO Rate Matters

In October 2003, the Ohio Companies filed an application for a Rate Stabilization Plan with the PUCO to establish generation service rates beginning January 1, 2006, in response to PUCO concerns about price and supply uncertainty following the end of the Ohio Companies' transition plan market development period. On February 24, 2004, the Ohio Companies filed a revised Rate Stabilization Plan to address PUCO concerns related to the original Rate Stabilization Plan. On June 9, 2004, the PUCO issued an order approving the revised Rate Stabilization Plan, subject to conducting a competitive bid process. On August 5, 2004, the Ohio Companies accepted the Rate Stabilization Plan as modified and approved by the PUCO on August 4, 2004. In the second quarter of 2004, the Ohio Companies implemented the accounting modifications related to the extended amortization periods and interest costs deferral on the deferred customer shopping incentive balances. On October 1 and October 4, 2004, the OCC and NOAC, respectively, filed appeals with the Supreme Court of Ohio to overturn the June 9, 2004 PUCO order and associated entries on rehearing.

The revised Rate Stabilization Plan extends current generation prices through 2008, ensuring adequate generation supply at stabilized prices, and continues the Ohio Companies' support of energy efficiency and economic development efforts. Other key components of the revised Rate Stabilization Plan include the following:

•	extension of the transition cost amortization period for OE from 2006 to as late as 2007; for CEI from 2008 to as late as mid-2009 and for TE from mid-2007 to as late as mid-2008;

•	deferral of interest costs on the accumulated customer shopping incentives as new regulatory assets; and

•	ability to request increases in generation charges during 2006 through 2008, under certain limited conditions, for increases in fuel costs and taxes.

On December 9, 2004, the PUCO rejected the auction price results from a required competitive bid process and issued an entry stating that the pricing under the approved revised Rate Stabilization Plan will take effect on January 1, 2006. The PUCO may cause the Ohio Companies to undertake, no more often than annually, a similar competitive bid process to secure generation for the years 2007 and 2008. Any acceptance of future competitive bid results would terminate the Rate Stabilization Plan pricing, but not the related approved accounting, and not until twelve months after the PUCO authorizes such termination.

NJBPU Rate Matters

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under NUG agreements exceed amounts collected through BGS and MTC rates. As of December 31, 2004, the accumulated deferred cost balance totaled approximately $446 million. New Jersey law allows for securitization of JCP&L's deferred balance upon application by JCP&L and a determination by the NJBPU that the conditions of the New Jersey restructuring legislation are met. On February 14, 2003, JCP&L filed for approval of the securitization of the deferred balance. There can be no assurance as to the extent, if any, that the NJBPU will permit such securitization.

In July  2003, the NJBPU announced its JCP&L base electric rate proceeding decision, which reduced JCP&L's annual revenues effective August 1, 2003 and disallowed $153 million of deferred energy costs. The NJBPU decision also provided for an interim return on equity of 9.5% on JCP&L's rate base. The decision ordered a Phase II proceeding be conducted to review whether JCP&L is in compliance with current service reliability and quality standards. The BPU also ordered that any expenditures and projects undertaken by JCP&L to increase its system's reliability will be reviewed as part of the Phase II proceeding, to determine their prudence and reasonableness for rate recovery. In that Phase II proceeding, the NJBPU could increase JCP&L’s return on equity to 9.75% or decrease it to 9.25%, depending on its assessment of the reliability of JCP&L's service. Any reduction would be retroactive to August 1, 2003. JCP&L recorded charges to net income for the year ended December 31, 2003, aggregating $185 million ($109 million net of tax) consisting of the $153 million of disallowed deferred energy costs and $32 million of other disallowed regulatory assets. In its final decision and order issued on May 17, 2004, the NJPBU clarified the method for calculating interest attributable to the cost disallowances, resulting in a $5.4 million reduction from the amount estimated in 2003. JCP&L filed an August 15, 2003 interim motion for rehearing and reconsideration with the NJBPU and a June 1, 2004 supplemental and amended motion for rehearing and reconsideration. On July 7, 2004, the NJBPU granted limited reconsideration and rehearing on the following issues: (1) deferred cost disallowances, (2) the capital structure including the rate of return, (3) merger savings, including amortization of costs to achieve merger savings; and (4) decommissioning costs. Management is unable to predict when a decision may be reached by the NJBPU.

On July 16, 2004, JCP&L filed the Phase II petition and testimony with the NJBPU, requesting an increase in base rates of $36 million for the recovery of system reliability costs and a 9.75% return on equity. The filing also requests an increase to the MTC deferred balance recovery of approximately $20 million annually. The Ratepayer Advocate filed testimony on November 16, 2004 and JCP&L submitted rebuttal testimony on January 4, 2005. Settlement conferences are ongoing.

JCP&L sells all self-supplied energy (NUGs and owned generation) to the wholesale market with offsetting credits to its deferred energy balance with the exception of 300 MW from JCP&L's NUG committed supply currently being used to serve BGS customers pursuant to NJBPU order. The BGS auction for periods beginning June 1, 2004 was completed in February 2004 and new BGS tariffs reflecting the auction results became effective June 1, 2004. The NJBPU decision on the BGS post transition year three process was announced on October 22, 2004, approving with minor modifications the BGS procurement process filed by JCP&L and the other New Jersey electric distribution companies and authorizing the continued use of NUG committed supply to serve 300 MW of BGS load. The auction for the supply period beginning June 1, 2005 was completed in February 2005.

In accordance with an April 28, 2004 NJBPU order, JCP&L filed testimony on June 7, 2004 supporting a continuation of the current level and duration of the funding of TMI-2 decommissioning costs by New Jersey customers without a reduction, termination or capping of the funding. On September 30, 2004, JCP&L filed an updated TMI-2 decommissioning study (see Exhibit 13, Note 11 - Asset Retirement Obligations). This study resulted in an updated total decommissioning cost estimate of $729 million (in 2003 dollars) compared to the estimated $528 million (in 2003 dollars) from the prior 1995 decommissioning study. The Ratepayer Advocate filed comments on February 28, 2008. A schedule for further proceedings has not yet been set.

In response to the ongoing work stoppage by the members of IBEW System Council U-3, the NJBPU has made inquiries of JCP&L regarding its preparedness to assure service reliability and respond to storm or other emergency conditions during the strike. JCP&L has responded to these inquiries and has provided the requested information.

PPUC Rate Matters

In June 2001, the PPUC approved the Settlement Stipulation with all of the major parties in the combined merger and rate relief proceedings, which approved the FirstEnergy/GPU merger and provided Met-Ed and Penelec PLR deferred accounting treatment for energy costs. A February 2002 Commonwealth Court of Pennsylvania decision affirmed the PPUC decision regarding approval of the merger, remanded the issues of quantification and allocation of merger savings to the PPUC and denied the PLR deferral accounting treatment. In October 2003, the PPUC issued an order concluding that the Commonwealth Court reversed the PPUC’s June  2001 order in its entirety. In accordance with the PPUC's direction, Met-Ed and Penelec filed supplements to their tariffs which were effective October 2003 that reflected the CTC rates and shopping credits in effect prior to the June 21, 2001 order.

In response to its October 8, 2003 petition, the PPUC approved June 30, 2004 as the date for Met-Ed's and Penelec's NUG trust fund refunds and denied their accounting request regarding the CTC rate/shopping credit swap by requiring Met-Ed and Penelec to treat the stipulated CTC rates that were in effect from January 1, 2002 on a retroactive basis. Met-Ed and Penelec subsequently filed with the Commonwealth Court, on October 31, 2003, an Application for Clarification with the judge, a Petition for Review of the PPUC's October 2 and October 16 Orders, and an application for reargument if the judge, in his clarification order, indicates that Met-Ed's and Penelec's Objection was intended to be denied on the merits. The Reargument Brief before the Commonwealth Court was filed January 28, 2005.

In accordance with PPUC directives, Met-Ed and Penelec have been negotiating with interested parties in an attempt to resolve the merger savings issues that are the subject of remand from the Commonwealth Court. These companies' combined portion of total merger savings is estimated at approximately $31.5 million. If no settlement can be reached, Met-Ed and Penelec will take the position that any portion of such savings should be allocated to customers during each company's next rate proceeding.

Met-Ed and Penelec purchase a portion of their PLR requirements from FES through a wholesale power sale agreement. The PLR sale is automatically extended for each successive calendar year unless any party elects to cancel the agreement by November 1 of the preceding year. Under the terms of the wholesale agreement, FES retains the supply obligation and the supply profit and loss risk, for the portion of power supply requirements not self-supplied by Met-Ed and Penelec under their NUG contracts and other power contracts with nonaffiliated third party suppliers. This arrangement reduces Met-Ed's and Penelec's exposure to high wholesale power prices by providing power at a fixed price for their uncommitted PLR energy costs during the term of the agreement with FES. Met-Ed and Penelec are authorized to continue deferring differences between NUG contract costs and current market prices.

Transmission Rate Matters

On November 1, 2004, ATSI requested authority from the FERC to defer approximately $54 million of vegetation management costs ($13 deferred as of December 31, 2004 pending authorization) estimated to be incurred from 2004 through 2007. The FERC issued an order granting approval of the deferral on March 2, 2005.

ATSI and MISO filed with the FERC on December 2, 2004, seeking approval for ATSI to have transmission rates established based on a FERC-approved cost of service formula rate included in Attachment O under the MISO tariff. The ATSI Network Service net revenue requirement increased under the formula rate to approximately $159 million. On January 28, 2005, the FERC accepted for filing the revised tariff sheets to become effective February 1, 2005, subject to refund, and ordered a public hearing be held to address the reasonableness of the proposal to eliminate the voltage-differentiated rate design for the ATSI zone.

On December  30, 2004, the Ohio Companies filed an application with the PUCO seeking tariff adjustments to recover increases of approximately $30 million in transmission and ancillary service-related costs beginning January 1, 2006. The Ohio Companies also filed an application for authority to defer costs such as those associated with MISO Day 1, MISO Day 2, congestion fees, FERC assessment fees, and the ATSI rate increase, as applicable, from October 1, 2003 through December 31, 2005.

On January 12, 2005, Met-Ed and Penelec filed, before the PPUC, a request for deferral of transmission-related costs beginning January 1, 2005, estimated to be approximately $8 million per month.

On September 16, 2004, the FERC issued an order that imposed additional obligations on CEI under certain pre-Open Access transmission contracts among CEI and the cities of Cleveland and Painesville. Under the FERC’s decision, CEI may be responsible for a portion of new energy market charges imposed by MISO when its energy markets begin in the spring of 2005. CEI filed for rehearing of the order from the FERC on October 18, 2004. The impact of the FERC decision on CEI is dependent upon many factors, including the arrangements made by the cities for transmission service, the startup date for the MISO energy market, and the resolution of the rehearing request, and cannot be determined at this time.

PJM and MISO were ordered by the FERC to develop a common market between the regions by October 31, 2004. The FERC also initiated a Section 206 investigation into the reasonableness of the “through-and-out” transmission rates charged by PJM and MISO. By order issued November 17, 2003, as modified by subsequent orders, MISO, PJM, and certain unaffiliated transmission owners in the Midwest were directed to eliminate rates for point-to-point service between the two RTOs effective December 1, 2004. On October 1, 2004, proponents of a Regional Pricing Plan and a Unified Plan filed competing proposals for FERC’s consideration. Protests and reply comments were filed with the FERC. On November 18, 2004, FERC issued an order conditionally accepting the Regional Pricing Plan and directing compliance filings by MISO and PJM. On November 24, 2004, compliance filings were submitted to FERC that proposed surcharges for collection of lost revenues in both MISO and PJM for December 1, 2004 through March 31, 2006. Numerous parties protested the proposed surcharges on January 7, 2005. On February 10, 2005, FERC issued an order setting the case for hearing. The outcome of this proceeding cannot be predicted.

On January 31, 2005, certain PJM transmission owners made filings pursuant to a settlement agreement approved by FERC in Docket ER04-156-000. JCP&L, Met-Ed and Penelec were parties to that proceeding. Three filings were made. First, the settling transmission owners submitted a filing justifying continuation of their existing “license plate” rate design within the PJM RTO. Second, the settling transmission owners proposed a revised Schedule 12 to the PJM Tariff designed to harmonize the rate treatment of new and existing transmission facilities. Finally, Baltimore Gas & Electric Company and certain public utility affiliates of PEPCO Holdings, Inc. made a filing to implement a transmission cost of service formula rate for their load zones within PJM. JCP&L, Met-Ed and Penelec did not join in this filing. Interventions and protests were due on these filings in late February, and we expect the FERC to act in late March 2005 on the filings.

On August 6, 2004, FERC issued an order conditionally approving the MISO’s proposed energy market tariff effective March 1, 2005. FERC affirmed this order on rehearing on November 6, 2004. The implementation of MISO’s energy market is subject to successful completion of market test runs and approval of certain compliance filings. On January 27, 2005, MISO announced that financially binding market activities would be postponed until April 1, 2005 to permit additional testing of systems and training. FirstEnergy affiliates have been certified as market participants and will participate in the MISO markets when they begin operation.

Capital Requirements

Capital expenditures for the Companies, FES and FirstEnergy's other subsidiaries for the years 2005 through 2007 excluding nuclear fuel, are shown in the following table. Such costs include expenditures for the betterment of existing facilities and for the construction of generating capacity, facilities for environmental compliance, transmission lines, distribution lines, substations and other assets.

	2004	Capital Expenditures Forecast
	Actual	2005	2006-2007	Total
	(In millions)
OE	$112	$133	$307	$440
Penn	76	82	145	227
CEI	93	103	265	368
TE	51	56	136	192
JCP&L	153	178	333	511
Met-Ed	53	67	138	205
Penelec	53	89	183	272
ATSI	22	74	225	299
FES	92	163	542	705
Other subsidiaries	26	34	69	103
Total	$731	$979	$2,343	$3,322

During the 2005-2007 period, maturities of, and sinking fund requirements for, long-term debt and preferred stock of FirstEnergy and its subsidiaries are:

	Preferred Stock and Long-Term Debt
	Redemption Schedule
	2005	2006-2007	Total
	(In millions)

OE	$134	$9	$143
Penn	2	14	16
CEI*	1	122	123
TE	0	30	30
JCP&L	17	226	243
Met-Ed	30	151	181
Penelec	8	3	11
FirstEnergy	300	1,215	1,515
Other subsidiaries	5	23	28
Total	$497	$1,793	$2,290

*    CEI has an additional $21 million due to associated companies in 2006-2007.

The Companies’ and FES's respective investments for additional nuclear fuel, and nuclear fuel investment reductions as the fuel is consumed, during the 2005-2007 period are presented in the following table. The table also displays the Companies’ operating lease commitments, net of capital trust cash receipts for the 2005-2007 period.

	Nuclear Fuel Forecasts						Net
	New Investments			Consumption			Operating Lease Commitments
	2005	2006-2007	Total	2005	2006-2007	Total	2005	2006-2007	Total
	(In millions)

OE	$21	$54	$75	$24	$49	$73	$82	$160	$242
Penn	13	50	63	17	35	52	--	--	--
CEI	11	65	76	28	63	91	18	25	43
TE	8	46	54	20	44	64	80	158	238
JCP&L	--	--	--	--	--	--	2	3	5
Met-Ed	--	--	--	--	--	--	1	3	4
Total	$53	$215	$268	$89	$191	$280	$183	$349	$532

Short-term borrowings outstanding as of December 31, 2004, consisted of $29 million of bank borrowings (OE - $25 million and HVACs - $4 million), and $142 million of OES Capital, Incorporated. OES Capital is a wholly owned subsidiary of OE whose borrowings are secured by customer accounts receivable purchased from OE. OES Capital can borrow up to $170 million under a receivables financing agreement at rates based on certain bank commercial paper. FirstEnergy and OE had $1.4 billion available under $1.75 billion of revolving lines of credit as of December 31, 2004. FirstEnergy may borrow under these facilities and could transfer any of its borrowings to its subsidiaries. These revolving credit facilities, combined with an aggregate $550 million of accounts receivable financing facilities for OE, CEI, TE, Met-Ed, Penelec and Penn, are intended to provide liquidity to meet our short-term working capital requirements and those of our subsidiaries. Total unused borrowing capability under existing facilities and accounts receivable financing facilities totaled $1.7 billion as of December 31, 2004. An additional source of ongoing cash for FirstEnergy, as a holding company, is cash dividends from its subsidiaries. In 2004, the holding company received $782 million of cash dividends on common stock from its subsidiaries.

Based on their present plans, the Companies could provide for their cash requirements in 2005 from the following sources: funds to be received from operations; available cash and temporary cash investments as of December 31, 2004 (Company’s nonutility subsidiaries - $51 million, and OE - $1 million); the issuance of long-term debt (for refunding purposes); and funds available under revolving credit arrangements.

The extent and type of future financings will depend on the need for external funds as well as market conditions, the maintenance of an appropriate capital structure and the ability of the Companies to comply with coverage requirements in order to issue FMB and preferred stock. The Companies will continue to monitor financial market conditions and, where appropriate, may take advantage of economic opportunities to refund debt and preferred stock to the extent that their financial resources permit.

The coverage requirements contained in the first mortgage indentures under which the Companies issue FMB provide that, except for certain refunding purposes, the Companies may not issue FMB unless applicable net earnings (before income taxes), calculated as provided in the indentures, for any period of twelve consecutive months within the fifteen calendar months preceding the month in which such additional bonds are issued, are at least twice annual interest requirements on outstanding FMB, including those being issued. At the end of 2004, the Ohio Companies and Penn had the aggregate capability to issue approximately $4.4 billion of additional FMB on the basis of property additions and retired bonds under the terms of their respective mortgage indentures. The issuance of FMB by OE and CEI are also subject to provisions of their senior note indentures generally limiting the incurrence of additional secured debt, subject to certain exceptions that would permit, among other things, the issuance of secured debt (including FMB) (i) supporting pollution control notes or similar obligations, or (ii) as an extension, renewal or replacement of previously outstanding secured debt. In addition, these provisions would permit OE and CEI to incur additional secured debt not otherwise permitted by a specified exception of up to $641 million and $588 million, respectively, as of December 31, 2004. Under the provisions of its senior note indenture, JCP&L may issue additional FMB only as collateral for senior notes. As of December 31, 2004, JCP&L had the capability to issue $644 million of additional senior notes upon the basis of FMB collateral.

OE’s, Penn’s, TE’s and JCP&L's respective articles of incorporation prohibit the sale of preferred stock unless applicable gross income, calculated as provided in the articles of incorporation, is equal to at least 1-1/2 times the aggregate of the annual interest requirements on indebtedness and annual dividend requirements on preferred stock outstanding immediately thereafter. Based upon applicable earnings coverage tests in their respective charters, OE, Penn, TE and JCP&L could issue a total of $4.5 billion of preferred stock (assuming no additional debt was issued) as of the end of 2004. CEI, Met-Ed and Penelec have no restrictions on the issuance of preferred stock.

To the extent that coverage requirements or market conditions restrict the Companies’ abilities to issue desired amounts of FMB or preferred stock, the Companies may seek other methods of financing. Such financings could include the sale of preferred and/or preference stock or of such other types of securities as might be authorized by applicable regulatory authorities which would not otherwise be sold and could result in annual interest charges and/or dividend requirements in excess of those that would otherwise be incurred.

As of December 31, 2004, approximately $1.0 billion was remaining under FirstEnergy's shelf registration statement, filed with the SEC in 2003, to support future securities issues. The shelf registration provides the flexibility to issue and sell various types of securities, including common stock, debt securities, and share purchase contracts and related share purchase units.

Nuclear Regulation

The construction, operation and decommissioning of nuclear generating units are subject to the regulatory jurisdiction of the NRC including the issuance by it of construction permits, operating licenses, and possession only licenses for decommissioning reactors. The NRC's procedures with respect to the amendment of nuclear reactor operating licenses afford opportunities for interested parties to request adjudicatory hearings on health, safety and environmental issues subject to meeting NRC "standing" requirements. The NRC may require substantial changes in operation or the installation of additional equipment to meet safety or environmental standards, subject to the backfit rule requiring the NRC to justify such new requirements as necessary for the overall protection of public health and safety. The possibility also exists for modification, denial or revocation of licenses. As a result of the merger with GPU, FirstEnergy now owns the TMI-2 and the Saxton Nuclear Experimental Facility. Both facilities are in various stages of decommissioning. TMI-2 is in a post-defueling monitored storage condition, with decommissioning planned in 2014, absent an extension of the operating license to the owner of TMI-1. Saxton is in the final stages of decommissioning, with license termination and final site restoration scheduled for the third quarter of 2005. Beaver Valley Unit 1 was placed in commercial operation in 1976, and its operating license expires in 2016. Davis-Besse was placed in commercial operation in 1977, and its operating license expires in 2017. Perry Unit 1 and Beaver Valley Unit 2 were placed in commercial operation in 1987, and their operating licenses expire in 2026 and 2027, respectively. FirstEnergy submitted a license renewal application with the NRC seeking to extend the operation of Beaver Valley Units 1 and 2 to 2036 and 2047, respectively.

Davis-Besse, which is operated by FENOC, began its scheduled refueling outage on February 16, 2002. The plant was originally scheduled to return to service by the end of March 2002. During the refueling outage, FENOC found corrosion in the reactor vessel head near some of the control rod drive mechanism penetration nozzles, created by boric acid deposits from leaks in the nozzles. As a result, the NRC issued a confirmatory action letter stating that restart of the plant would be subject to prior NRC approval, and it established an Inspection Manual Chapter 0350 Oversight Panel to ensure close NRC oversight of Davis-Besse’s corrective actions.

On March 8, 2004, FENOC received NRC authorization to restart Davis-Besse and the plant achieved full power on April 4, 2004.

The NRC granted restart authorization in an order containing several commitments for Davis-Besse. Those requirements include ongoing independent assessments of the site’s operational performance, safety culture and safety conscious work environment, and corrective action and engineering programs for five years, as well as visual inspection of the reactor head and lower vessel during the plant’s mid-cycle outage, which took place in late January and early February of 2005.

In 2002, FENOC spent approximately $115 million in additional nuclear-related operation and maintenance costs, approximately $120 million in replacement power costs and approximately $63 million in capital expenditures related to the reactor head and restart. In 2003, FENOC spent approximately $93 million in additional nuclear-related operation and maintenance costs, approximately $196 million in replacement power costs and approximately $21 million in capital expenditures related to the reactor head and restart. In 2004, FENOC spent approximately $900,000 in additional nuclear-related operation and maintenance costs and approximately $64 million in replacement power costs during the remaining period of the outage.

The NRC has promulgated and continues to promulgate orders and regulations related to the safe operation of nuclear power plants and standards for decommissioning clean-up and final license termination. The Companies cannot predict what additional orders and regulations (including post-September 11, 2001 security enhancements) may be promulgated, design changes required or the effect that any such regulations or design changes or additional clean-up standards for final site release, or the consideration thereof, may have upon their nuclear plants. Although the Companies have no reason to anticipate an accident at any of their nuclear plants, if such an accident did happen, it could have a material but currently undeterminable adverse effect on FirstEnergy's consolidated financial position. In addition, such an accident at any operating nuclear plant, whether or not owned by the Companies, could result in regulations or requirements that could affect the operation, licensing, or decommissioning of plants that the Companies do own with a consequent but currently undeterminable adverse impact, and could affect the Companies’ abilities to raise funds in the capital markets.

Nuclear Insurance

The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $10.8 billion (assuming 104 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $300 million; and (ii) $10.5 billion provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $100.6 million (but not more than $10 million per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on their present nuclear ownership and leasehold interests, the Companies’ maximum potential assessment under these provisions would be $402.4 million (OE-$107.5 million, Penn-$84.5 million, CEI-$121.4 million and TE-$89.0 million) per incident but not more than $40.0 million (OE-$10.7 million, Penn-$8.4 million, CEI-$12.1 million and TE-$8.8 million) in any one year for each incident.

In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Companies have also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Companies are members of NEIL which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Companies have policies, renewable yearly, corresponding to their respective nuclear interests, which provide an aggregate indemnity of up to approximately $1.488 billion (OE-$397.2 million, Penn-$280.1 million, CEI-$478.9 million and TE-$332.1 million) for replacement power costs incurred during an outage after an initial 20-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies’ present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately $10.4 million (OE-$2.8 million, Penn-$2.0 million, CEI-$3.3 million and TE-$2.3 million).

The Companies are insured as to their respective nuclear interests under property damage insurance provided by NEIL to the operating company for each plant. Under these arrangements, $2.75 billion of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided. The Companies pay annual premiums for this coverage and are liable for retrospective assessments of up to approximately $57.1 million (OE-$16.0 million, Penn-$11.2 million, CEI-$17.5 million, TE-$11.6 million, JCP&L-$0.2 million, Met-Ed-$0.4 million and Penelec-$0.2 million) during a policy year. On September 30, 2003, CEI and TE tendered Proofs of Loss under the Nuclear Electric Insurance Limited (NEIL) Property Damage and Accidental Outage Policies for the Davis-Besse Nuclear Power Station related to an outage that began in 2002 at that station. The property damage losses claimed by CEI and TE total $77.9 million and the Accidental Outage losses claimed by CEI and TE total $106.7 million. On December 18, 2004, NEIL denied CEI’s and TE’s claims. CEI and TE are considering their options with respect to pursuing an arbitration of this matter.

The Companies intend to maintain insurance against nuclear risks as described above as long as it is available. To the extent that replacement power, property damage, decontamination, decommissioning, repair and replacement costs and other such costs arising from a nuclear incident at any of the Companies’ plants exceed the policy limits of the insurance in effect with respect to that plant, to the extent a nuclear incident is determined not to be covered by the Companies’ insurance policies, or to the extent such insurance becomes unavailable in the future, the Companies would remain at risk for such costs.

The NRC requires nuclear power plant licensees to obtain minimum property insurance coverage of $1.06 billion or the amount generally available from private sources, whichever is less. The proceeds of this insurance are required to be used first to ensure that the licensed reactor is in a safe and stable condition and can be maintained in that condition so as to prevent any significant risk to the public health and safety. Within 30 days of stabilization, the licensee is required to prepare and submit to the NRC a cleanup plan for approval. The plan is required to identify all cleanup operations necessary to decontaminate the reactor sufficiently to permit the resumption of operations or to commence decommissioning. Any property insurance proceeds not already expended to place the reactor in a safe and stable condition must be used first to complete those decontamination operations that are ordered by the NRC. The Companies are unable to predict what effect these requirements may have on the availability of insurance proceeds to the Companies for the Companies’ bondholders.

Environmental Matters

Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The effects of compliance on the Companies with regard to environmental matters could have a material adverse effect on FirstEnergy's earnings and competitive position. These environmental regulations affect FirstEnergy's earnings and competitive position to the extent that it competes with companies that are not subject to such regulations and therefore do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. Overall, FirstEnergy believes it is in compliance with existing regulations but is unable to predict future change in regulatory policies and what, if any, the effects of such change would be. FirstEnergy estimates additional capital expenditures for environmental compliance of approximately $430 million for 2005 through 2007, which is included in the $3.3 billion of forecasted capital expenditures for 2005 through 2007.

Clean Air Act Compliance

The Companies are required to meet federally approved SO2 regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $32,500 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The Companies cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

The Companies believe they are complying with SO2 reduction requirements under the Clean Air Act Amendments of 1990 by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions required by the 1990 Amendments are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85 percent reduction in utility plant NOx emissions from projected 2007 emissions) across a region of nineteen states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on a conclusion that such NOx emissions are contributing significantly to ozone levels in the eastern United States. The Companies believe their facilities are also complying with the NOx budgets established under State Implementation Plans (SIPs) through combustion controls and post-combustion controls, including Selective Catalytic Reduction and Selective Non-Catalytic Reduction systems, and/or using emission allowances.

National Ambient Air Quality Standards

In July 1997, the EPA promulgated changes in the NAAQS for ozone and proposed a new NAAQS for fine particulate matter. On December 17, 2003, the EPA proposed the "Interstate Air Quality Rule" covering a total of 29 states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on proposed findings that air pollution emissions from 29 eastern states and the District of Columbia significantly contribute to nonattainment of the NAAQS for fine particles and/or the "8-hour" ozone NAAQS in other states. The EPA has proposed the Interstate Air Quality Rule to "cap-and-trade" NOx and SO2 emissions in two phases (Phase I in 2010 and Phase II in 2015). According to the EPA, SO2 emissions would be reduced by approximately 3.6 million tons annually by 2010, across states covered by the rule, with reductions ultimately reaching more than 5.5 million tons annually. NOx emission reductions would measure about 1.5 million tons in 2010 and 1.8 million tons in 2015. The future cost of compliance with these proposed regulations may be substantial and will depend on whether and how they are ultimately implemented by the states in which the Companies operate affected facilities.

Mercury Emissions

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. On December 15, 2003, the EPA proposed two different approaches to reduce mercury emissions from coal-fired power plants. The first approach would require plants to install controls known as MACT based on the type of coal burned. According to the EPA, if implemented, the MACT proposal would reduce nationwide mercury emissions from coal-fired power plants by 14 tons to approximately 34 tons per year. The second approach proposes a cap-and-trade program that would reduce mercury emissions in two distinct phases. Initially, mercury emissions would be reduced by 2010 as a "co-benefit" from implementation of SO2 and NOx emission caps under the EPA's proposed Interstate Air Quality Rule. Phase II of the mercury cap-and-trade program would be implemented in 2018 to cap nationwide mercury emissions from coal-fired power plants at 15 tons per year. The EPA has agreed to choose between these two options and issue a final rule by March 15, 2005. The future cost of compliance with these regulations may be substantial.

W. H. Sammis Plant

In 1999 and 2000, the EPA issued NOV or Compliance Orders to nine utilities covering 44 power plants, including the W. H. Sammis Plant, which is owned by OE and Penn. In addition, the U.S. Department of Justice filed eight civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. These cases are referred to as New Source Review cases. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the W. H. Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. On August 7, 2003, the United States District Court for the Southern District of Ohio ruled that 11 projects undertaken at the W. H. Sammis Plant between 1984 and 1998 required pre-construction permits under the Clean Air Act. The ruling concludes the liability phase of the case, which deals with applicability of Prevention of Significant Deterioration provisions of the Clean Air Act. The remedy phase of the trial to address civil penalties and what, if any, actions should be taken to further reduce emissions at the plant has been delayed without rescheduling by the Court because the parties are engaged in meaningful settlement negotiations. The Court indicated, in its August 2003 ruling, that the remedies it "may consider and impose involved a much broader, equitable analysis, requiring the Court to consider air quality, public health, economic impact, and employment consequences. The Court may also consider the less than consistent efforts of the EPA to apply and further enforce the Clean Air Act." The potential penalties that may be imposed, as well as the capital expenditures necessary to comply with substantive remedial measures that may be required, could have a material adverse impact on FirstEnergy's, OE's and Penn's respective financial condition and results of operations. While the parties are engaged in meaningful settlement discussions, management is unable to predict the ultimate outcome of this matter and no liability has been accrued as of December 31, 2004.

Regulation of Hazardous Waste

As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion waste products, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation. The EPA subsequently determined that regulation of coal ash as a hazardous waste is unnecessary. In April 2000, the EPA announced that it will develop national standards regulating disposal of coal ash under its authority to regulate nonhazardous waste.

The Companies have been named as PRPs at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site are liable on a joint and several basis. Therefore, environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of December 31, 2004, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey; those costs are being recovered by JCP&L through a non-bypassable SBC. Included in Current Liabilities and Other Noncurrent Liabilities are accrued liabilities aggregating approximately $65 million as of December 31, 2004. The Companies accrue environmental liabilities only when they conclude that it is probable that they have an obligation for such costs and can reasonably determine the amount of such costs. Unasserted claims are reflected in the Companies’ determination of environmental liabilities and are accrued in the period that they are both probable and reasonably estimable.

Climate Change

In December 1997, delegates to the United Nations' climate summit in Japan adopted an agreement, the Kyoto Protocol (Protocol), to address global warming by reducing the amount of man-made greenhouse gases emitted by developed countries by 5.2% from 1990 levels between 2008 and 2012. The United States signed the Protocol in 1998 but it failed to receive the two-thirds vote of the United States Senate required for ratification. However, the Bush administration has committed the United States to a voluntary climate change strategy to reduce domestic greenhouse gas intensity - the ratio of emissions to economic output - by 18 percent through 2012.

The Companies cannot currently estimate the financial impact of climate change policies, although the potential restrictions on CO2 emissions could require significant capital and other expenditures. However, the CO2 emissions per kilowatt-hour of electricity generated by the Companies is lower than many regional competitors due to the Companies' diversified generation sources which include low or non-CO2 emitting gas-fired and nuclear generators.

Clean Water Act

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

On September 7, 2004, the EPA established new performance standards under Clean Water Act Section 316(b) for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality, when aquatic organisms are pinned against screens or other parts of a cooling water intake system and entrainment, which occurs when aquatic species are drawn into a facility's cooling water system. The Companies are conducting comprehensive demonstration studies, due in 2008, to determine the operational measures, equipment or restoration activities, if any, necessary for compliance by their facilities with the performance standards. FirstEnergy is unable to predict the outcome of such studies. Depending on the outcome of such studies, the future cost of compliance with these standards may require material capital expenditures.

Fuel Supply

FirstEnergy currently has long-term coal contracts to provide approximately 18.4 million tons for the year 2005. The contracts are shared among the Companies based on various economic considerations. This contract coal is produced primarily from mines located in Pennsylvania, Kentucky, Wyoming and West Virginia. The contracts expire at various times through December 31, 2021.

The Companies estimate their 2005 coal requirements to be approximately 22.4 million tons (OE - 6.7 million, Penn - 7.7 million, CEI - 6.0 million, and TE - 2.0 million) to be met from the long-term contracts discussed above and spot market purchases. See “Environmental Matters” for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

CEI, TE, OE and Penn have contracts for uranium material and conversion services through 2008. The enrichment services are contracted for all of the enrichment requirements for nuclear fuel through 2006. A portion of enrichment requirements is also contracted through 2011. Fabrication services for fuel assemblies are contracted for the next two reloads for Beaver Valley Unit 1, the next two reloads for Beaver Valley Unit 2 (through approximately 2007 and 2006, respectively), the next reload for Davis-Besse (through approximately 2006) and through the operating license period for Perry (through approximately 2026). The Davis-Besse fabrication contract also has an extension provision for services through the current operating license period (about 2017). In addition to the existing commitments, the Companies intend to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, and waste disposal services.

On-site spent fuel storage facilities are expected to be adequate for Perry through 2011; facilities at Beaver Valley Units 1 and 2 are expected to be adequate through 2015 and 2008, respectively. With the plant modifications completed in 2002, Davis-Besse has adequate storage through the remainder of its current operating license period. After current on-site storage capacity is exhausted, additional storage capacity will have to be obtained either through plant modifications, interim off-site disposal, or permanent waste disposal facilities. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the permanent disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities. CEI, TE, OE and Penn have contracts with the U.S. Department of Energy (DOE) for the disposal of spent fuel for Beaver Valley, Davis-Besse and Perry. On February 15, 2002, President Bush approved the DOE's recommendation of Yucca Mountain for underground disposal of spent nuclear fuel from nuclear power plants and high level waste from U.S. defense programs. The approval by President Bush enables the process to proceed to the licensing phase. Based on the DOE schedule published in the July 1999 Draft Environmental Impact Statement, the Yucca Mountain Repository is currently projected to start receiving spent fuel in 2010. The Repository is expected to be delayed further as the result of an announced delay in submission of the license application. The Companies intend to make additional arrangements for storage capacity as a contingency for further delays with the DOE acceptance of spent fuel for disposal past 2010.

System Capacity and Reserves

The 2004 net maximum hourly demand for each of the Companies was: OE-5,461 MW (including an additional 273 MW of firm power sales under a contract which extends through 2005) on June 9, 2004; Penn-987 MW (including an additional 56 MW of firm power sales under a contract which extends through 2005) on June 15, 2004; CEI-4,126 MW on August 27, 2004; TE-2,032 MW on August 3, 2004; JCP&L-5,457 MW on August 20, 2004; Met-Ed-2,548 MW on August 3, 2004; and Penelec-2,830 MW on December 20, 2004. JCP&L's load was auctioned off in the New Jersey BGS Auction, transferring the full 5,100 MW load obligation to other parties for the supply period beginning June 1, 2005. FES participated in the auction and won a segment of that load.

Based on existing capacity plans, ongoing arrangements for firm purchase contracts, and anticipated term power sales and purchases, FirstEnergy has sufficient supply resources to meet load obligations. The current FirstEnergy capacity portfolio contains 13,387 MW of owned generation and approximately 1,600 MW of long-term purchases from NUGs. Any remaining load obligations will be met through a mix of multi-year forward purchases, short-term forward purchases (less than one year) and spot market purchases.

The Companies’ sources of generation during 2004 were:

	Coal	Nuclear

OE	72.5%	27.5%
Penn	39.8%	60.2%
CEI	58.7%	41.3%
TE	48.1%	51.9%
Total FirstEnergy	60.2%	39.8%

Regional Reliability

The Ohio Companies and Penn participate with 24 other electric companies operating in nine states in ECAR, which was organized for the purpose of furthering the reliability of bulk power supply in the area through coordination of the planning and operation by the ECAR members of their bulk power supply facilities. The ECAR members have established principles and procedures regarding matters affecting the reliability of the bulk power supply within the ECAR region. Procedures have been adopted regarding: i) the evaluation and simulated testing of systems’ performance; ii) the establishment of minimum levels of daily operating reserves; iii) the development of a program regarding emergency procedures during conditions of declining system frequency; and iv) the basis for uniform rating of generating equipment.

The transmission facilities of JCP&L, Met-Ed and Penelec are operated by PJM. PJM is the organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. PJM is dedicated to meeting the reliability criteria and standards of NERC and the Mid-Atlantic Area Council.

Competition

The Companies compete with other utilities for intersystem bulk power sales and for sales to municipalities and cooperatives. The Companies also compete with suppliers of natural gas and other forms of energy in connection with their industrial and commercial sales and in the home climate control market, both with respect to new customers and conversions, and with all other suppliers of electricity. To date, there has been no substantial cogeneration by the Companies’ customers.

As a result of actions taken by state legislative bodies over the last few years, major changes in the electric utility business are occurring in parts of the United States, including Ohio, New Jersey and Pennsylvania where FirstEnergy's utility subsidiaries operate. These changes have resulted in fundamental alterations in the way traditional integrated utilities and holding company systems, like FirstEnergy, conduct their business. In accordance with the Ohio electric utility restructuring law under which Ohio electric customers could begin choosing their electric generation suppliers starting in January 2001, FirstEnergy has further aligned its business units to accommodate its retail strategy and participate in the competitive electricity marketplace in Ohio. The organizational changes deal with the unbundling of electric utility services and new ways of conducting business. FirstEnergy’s competitive segment participates in deregulated energy markets in Ohio, Pennsylvania, New Jersey and Michigan.

Competition in Ohio’s electric generation began on January 1, 2001. FirstEnergy moved the operation of the generation portion of its business to its competitive business unit as reflected in its approved Ohio transition plan. The Companies continue to provide generation services to regulated franchise customers who have not chosen an alternative, competitive generation supplier, except in New Jersey where JCP&L's obligation to provide BGS has been removed through a transitional mechanism of auctioning the obligation (see "NJBPU Rate Matters"). In September 2002, Met-Ed and Penelec assigned their PLR responsibility to FES through a wholesale power sale agreement. Under the terms of the wholesale agreement, FES assumed the supply obligation and the supply profit and loss risk, for the portion of power supply requirements not self-supplied by Met-Ed and Penelec. The agreement will be automatically extended on an annual basis unless any party elects to cancel the agreement by November 1 of the preceding year (see "PPUC Rate Matters" for further discussion). The Ohio Companies and Penn obtain their generation through power supply agreements with FES.

Research and Development

The Companies participate in funding the Electric Power Research Institute (EPRI), which was formed for the purpose of expanding electric research and development under the voluntary sponsorship of the nation’s electric utility industry - public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generation, delivery, energy management and conservation, environmental effects and energy analysis. The major portion of EPRI research and development projects is directed toward practical solutions and their applications to problems currently facing the electric utility industry.

Executive Officers

The executive officers are elected at the annual organization meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

		Position Held During Past Five Years
Name	Age	Dates

A. J. Alexander	53	President and Chief Executive Officer	2004-present
		President and Chief Operating Officer	2001-2004
		President	2000-2001
		Executive Vice President and General Counsel	*-2000

L. M. Cavalier	53	Vice President - Human Resources	2001-present
		President - Eastern Region	*-2001

M. T. Clark	54	Senior Vice President	2004-present
		Vice President - Business Development	2000-2004
		Managing Director - Business Development	*-2000

D. S. Elliott	50	Senior Vice President	2001-present
		Vice President	*-2001

R. R. Grigg	56	Executive Vice President and Chief Operating Officer	2004-present
		President and Chief Executive Officer - WE Generation	*-2004

C. E. Jones	49	Senior Vice President	2003-present
		Vice President - Regional Operations	2001-2003
		President - Northern Region	*-2001

K. J. Keough	45	Senior Vice President	2001-present
		Vice President - Business Planning & Ventures	*-2001

G. R. Leidich	54	President and Chief Nuclear Officer - FENOC	2003-present
		Executive Vice President - FENOC	2002-2003
		Executive Vice President - Institute of Nuclear Power Operations	*-2002

R. H. Marsh	54	Senior Vice President and Chief Financial Officer	2001-present
		Vice President and Chief Financial Officer	*-2001

S. E. Morgan	54	President - JCP&L	2003-present
		Vice President - Energy Delivery	2002-2003
		President - Central Region	*-2002

G. L. Pipitone	54	President - FES	2004-present
		Senior Vice President	2001-2004
		Vice President	*-2001

D. R. Schneider	43	Vice President - Commodity Operations	2004-present
		Vice President - Fossil Operations	2001-2004
		Plant Manager	*-2001

C. B. Snyder	59	Senior Vice President	2001-present
		Executive Vice President - Corporate Affairs - GPU	*-2001

L. L. Vespoli	45	Senior Vice President and General Counsel	2001-present
		Vice President and General Counsel	2000-2001
		Associate General Counsel	*-2000

H. L. Wagner	52	Vice President, Controller and Chief Accounting Officer	2001-present
		Controller and Chief Accounting Officer	*-2001

T. M. Welsh	55	Senior Vice President	2004-present
		Vice President - Communications	2001-2004
		Manager - Communications Services	*-2001

Mrs. Vespoli and Messrs. Alexander, Marsh and Wagner are the executive officers, as noted above, of OE, Penn, CEI, TE, Met-Ed and Penelec. Mrs. Vespoli and Messrs. Marsh, Morgan and Wagner are the executive officers of JCP&L.

*    Indicates position held at least since January 1, 2000.

Employees

As of January 1, 2005, FirstEnergy’s nonutility subsidiaries and the Companies had a total of 15,245 employees located in the United States as follows:

FESC	2,712
OE	1,170
CEI	905
TE	414
Penn	200
JCP&L	1,444
Met-Ed	651
Penelec	843
ATSI	33
FES	2,001
FENOC	2,756
FSG	2,023
First Communications	93
Total	15,245

Approximately 7,218 of the above employees (including 720 for OE, 635 for CEI, 317 for TE, 153 for Penn, 1,155 for JCP&L, 490 for Met-Ed and 605 for Penelec) are covered by collective bargaining agreements.

On December 8, 2004, employees represented by IBEW System Council U-3 began a strike against JCP&L. JCP&L continues to utilize management, other non-union personnel from around FirstEnergy's system and contractors to perform service reliability and priority maintenance work while the union members are on strike. The labor agreement between JCP&L and System Council U-3 originally expired on October 31, 2003 but was extended several times and ultimately expired on December 7, 2004. JCP&L and the leadership of System Council U-3 continue to negotiate in an attempt to reach a new agreement and end the work stoppage. It is unknown when such an agreement will be reached or when the work stoppage will end. On January 31, 2005, IBEW Local 245, ratified a three-year contract agreement with TE, FENOC, and FGCO. On February 4, 2005, IBEW Local 272, representing approximately 350 employees of the Bruce Mansfield Plant, ratified a three-year contract with FGCO.

FirstEnergy Website

Each of the registrant's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also made available free of charge on or through FirstEnergy's internet website at www.firstenergycorp.com. These reports are posted on the website as soon as reasonably practicable after they are electronically filed with the SEC.

ITEM	2. PROPERTIES

The Companies’ respective first mortgage indentures constitute, in the opinion of the Companies’ counsel, direct first liens on substantially all of the respective Companies’ physical property, subject only to excepted encumbrances, as defined in the indentures. See “Leases” and “Capitalization” notes to the respective financial statements for information concerning leases and financing encumbrances affecting certain of the Companies’ properties.

The Companies own, individually or together as tenants in common, and/or lease, the generating units in service as of March 1, 2005, shown on the table below.

	___________		___________	___________		___________	___________	___________	___________	___________	___________		___________	___________	___________	___________	___________	___________
		NOC (MW)
			OE			Penn		CEI		TE			JCP&L		Met-Ed		FES
_________________________________	Unit	Total	%	MW		%	MW	%	MW	%	MW		%	MW	%	MW	%	MW
Plant - Location

Coal-Fired Units
Ashtabula- Ashtabula, OH	5	244	--		--	--	--	100.00%	244	--		--	--	--	--	--	--	--
Bay Shore-	1-4	631	--		--	--	--	--	--	100.00%		631	--	--	--	--	--	--
Toledo, OH
R. E. Burger- Shadyside, OH	3-5	406	100.00%		406	--	--	--	--	--		--	--	--	--	--	--	--
Eastlake-Eastlake, OH	1-5	1,233	--		--	--	--	100.00%	1,233	--		--	--	--	--	--	--	--
Lakeshore- Cleveland, OH	18	245	--		--	--	--	100.00%	245	--		--	--	--	--	--	--	--
Bruce Mansfield-	1	780	60.00%		468	33.50%	261	6.50%	51	--		--	--	--	--	--	--	--
Shippingport, PA	2	780	43.06%		336	9.36%	73	30.28%	(a) 236	17.30%	(a)	135	--	--	--	--	--	--
	3	800	49.34%		395	6.28%	50	24.47%	196	19.91%		159	--	--	--	--	--	--
W. H. Sammis-	1-6	1,620	100.00%		1,620	--	--	--	--	--		--	--	--	--	--	--	--
Stratton, OH	7	600	48.00%		288	20.80%	125	31.20%	187	--		--		--	--	--	--	--
Total		7,339			3,513		509	--	2,392	--		925		--		--		--

Nuclear Units
Beaver Valley-	1	821	35.00%		287	65.00%	534	--	--	--		--	--	--	--	--	--	--
Shippingport, PA	2	831	41.88%	(b)	348	13.74%	114	24.47%	203	19.91%		166	--	--	--	--	--	--
Davis-Besse-	1	883	--		--	--	--	51.38%	454	48.62%		429	--	--	--	--	--	--
Oak Harbor, OH
Perry- N. Perry Village, OH	1	1,260	30.00%	(b)	378	5.24%	66	44.85%	565	19.91%	(c)	251	--	--	--	--	--	--
Total		3,795			1,013		714		1,222			846	--	--	--	--	--	--

Oil/Gas-Fired/Pumped Storage Units
Richland-Defiance, OH	1-3	42	--		--	--	--	--	--	100.00%		42	--	--	--	--	--	--
	4-6	390	--		--	--	--	--	--	--		--	--	--	--	--	100.00%	390
Seneca-Warren, PA	1-3	435	--		--	--	--	100.00%	435	--		--	--	--	--	--	--	--
Sumpter- Sumpter Twp., MI	1-4	340	--		--	--	--	--	--	--		--	--	--	--	--	100.00%	340
West Lorain	1-1	120	100.00%		120	--	--	--	--	--		--	--	--	--	--	--	--
Lorain, OH	2-6	425	--		--	--	--	--	--	--		--	--	--	--	--	100.00%	425
Yard's Creek-Blairstown Twp., NJ	1-3	200	--		--	--	--	--	--	--		--	50%	200	--	--	--	--
Other		301			109		19		33			35		86		19		--
Total		2,253			229		19		468			77		286		19		1,155
Total		13,387			4,755		1,242		4,082			1,848		286		19		1,155

Notes:	(a)	CEI’s interests consist of 1.68% owned and 28.60% leased and TE's interests are leased.
	(b)	OE’s interests consist of 20.22% owned and 21.66% leased for Beaver Valley Unit 2; and 17.42% owned (representing portion leased from a wholly owned subsidiary of OE) and 12.58% leased for Perry.
	(c)	TE’s interests consist of 1.65% owned and 18.26% leased.

Prolonged outages of existing generating units might make it necessary for the Companies, depending upon the demand for electric service upon their system, to use to a greater extent than otherwise, less efficient and less economic generating units, or purchased power, and in some cases may require the reduction of load during peak periods under the Companies’ interruptible programs, all to an extent not presently determinable.

The Companies’ generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kV to 500 kV. The Companies’ overhead and underground transmission lines aggregate 14,978 pole miles.

The Companies’ electric distribution systems include 114,177  miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. They own substations with a total installed transformer capacity of 91,117,000 kilovolt-amperes.

The transmission facilities that are owned and operated by ATSI also interconnect with those of AEP, DPL, Duquesne, Allegheny, MEC and Penelec. The transmission facilities of JCP&L, Met-Ed and Penelec are physically interconnected and are operated on an integrated basis as part of the PJM RTO.

FirstEnergy's distribution and transmission systems as of December 31, 2004, consist of the following:

	Substation
	Distribution	Transmission	Transformer
	Lines	Lines	Capacity
	(Miles)		(kV-amperes)

OE	29,402	550	8,318,000
Penn	5,636	44	1,750,000
CEI	24,860	2,144	9,300,000
TE	1,622	223	3,691,000
JCP&L	18,493	2,106	21,154,000
Met-Ed	14,424	1,407	9,985,000
Penelec	19,740	2,690	14,238,000
ATSI*	--	5,814	22,681,000

Total	114,177	14,978	91,117,000

*	Represents transmission lines of 69kv and above in service areas of OE, Penn, CEI and TE.

ITEM	3. LEGAL PROCEEDINGS

Reference is made to Note 13, Commitments, Guarantees and Contingencies, of the Notes to Consolidated Financial Statements contained in Item 8 for a description of certain legal proceedings involving FirstEnergy, OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
   MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by Item 5. regarding FirstEnergy’s market information, including stock exchange listings and quarterly stock market prices, dividends and holders of common stock is included on page 5 of FirstEnergy’s 2004 Annual Report to Stockholders (Exhibit 13). The information required for OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec is not applicable because they are wholly owned subsidiaries.

The table below includes information on a monthly basis for the fourth quarter, regarding purchases made by FirstEnergy of its common stock.

Period	Total Number Of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans Or Programs
October 1-31, 2004	175,290	$41.13	--	--
November 1-30, 2004	379,505	$42.68	--	--
December 1-31, 2004	306,911	$39.96	--	--

Fourth Quarter	861,706	$41.40	--	--

(a)
Share amounts reflect purchases on the open market to satisfy FirstEnergy’s obligations to deliver common stock under its Executive and Director Incentive Compensation Plan, Deferred Compensation Plan for Outside Directors, Executive Deferred Compensation Plan, Savings Plan and Stock Investment Plan. In addition, such amounts reflect shares tendered by employees to pay the exercise price or withholding taxes upon exercise of stock options granted under the Executive and Director Incentive Compensation Plan.

(b)	FirstEnergy does not currently have any publicly announced plan or program for share purchases.

ITEM	6. SELECTED FINANCIAL DATA

ITEM	7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for items 6 through 8 is incorporated herein by reference to Selected Financial Data, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and Financial Statements included on the pages shown in the following table in the respective company’s 2004 Annual Report to Stockholders (Exhibit 13).

	Item 6	Item 7	Item 7A	Item 8

FirstEnergy	3	4-38	26-28	39-85
OE	3	4-16	10	17-44
Penn	3	4-13	8-9	14-35
CEI	3	4-15	9	16-41
TE	3	4-16	9-10	17-43
JCP&L	3	4-13	8-10	14-35
Met-Ed	3	4-13	8-10	14-36
Penelec	3	4-12	8-9	13-34

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
   AND FINANCIAL DISCLOSURE

None.

ITEM	9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Each registrant’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated such registrant’s disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end date covered by this report. Based upon this evaluation, the respective Chief Executive Officer and Chief Financial Officer concluded that such registrant’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework, management conducted an evaluation of the effectiveness of the registrants’ internal control over financial reporting under the supervision of each registrant’s chief executive officer and chief financial officer. Based on that evaluation, management concluded that the registrants’ internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the registrants’ internal control over financial reporting, as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports included in each registrant’s 2004 Annual Report to Stockholders and incorporated by reference hereto.

Changes in Internal Controls over Financial Reporting

There were no changes in the registrants’ internal controls over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

ITEM	9B. OTHER INFORMATION

Severance Agreements

On February 15, 2005, in response to a shareholder proposal at the 2004 Annual Meeting that received the affirmative vote of approximately 64 percent of the votes cast, the Board of Directors adopted a new policy with respect to severance agreements. The Board’s policy requires that any future severance agreement offered to any FirstEnergy employee that would be triggered by a change in control of FirstEnergy limit the multiplier of base salary and target short-term incentive compensation to 2.99 times. The Board’s policy also requires that such severance agreements only contain such other terms, conditions and provisions as may be recommended by the Compensation Committee and approved by the independent directors of the Board and, at the discretion of such independent directors, approved by the shareholders. The Board’s policy also requires that the Compensation Committee retain an independent third-party consultant to periodically review the prevailing competitive practices concerning severance agreements triggered by a change in control and report on such review to the Board.

In accordance with this policy, the Compensation Committee authorized, and FirstEnergy entered into, separate severance agreements with Guy L. Pipitone, Mark T. Clark, Lynn M. Cavalier and Richard R. Grigg on March 7, 2005, effective immediately. Severance benefits are limited to 2.99 times base salary and target short-term incentive compensation for Ms. Cavalier and Messrs. Clark and Grigg. Severance benefits are limited to 2.0 times base salary and target short-term incentive compensation for Mr. Pipitone. In addition, the Compensation Committee recommended, and the Board approved, the following additional terms. With respect to the retirement benefits of Ms. Cavalier and Messrs. Clark and Grigg, (a) three years will be added to his or her age and service at termination, (b) pension benefits will be calculated with the enhanced age and service, and (c) benefits will be paid out no earlier than an adjusted age of 55. With regard to health care, he or she will receive health care benefits on the same terms as an active employee for three years. Lastly, with regard to life insurance, he or she will receive life insurance benefits on the same terms as an active employee for three years. Mr. Pipitone’s agreement provides that, in regard to retirement plans, (a) two years will be added to his age and service at termination, (b) pension benefits will be calculated with the enhanced age and service, and (c) benefits will be paid out no earlier than an adjusted age of 55. In regard to health care, he will receive health care benefits on the same terms as an active employee for two years. Lastly, in regard to life insurance, he will receive life insurance benefits on the same terms as an active employee for two years.

Under the agreements, a change in control includes the acquisition of the beneficial ownership of 50 percent or more of the outstanding shares of common stock or other voting stock of FirstEnergy, a change in the majority of the members of the Board of Directors, or a reorganization, merger, or dissolution of FirstEnergy. The agreements are intended to ensure that the individuals are free from personal distractions in the context of a potential change in control, when the Board needs the objective assessment and advice of these executives to determine whether an offer is in the best interests of the Company and its shareholders. The principal severance benefits may be triggered when the individual is terminated or resigns for good reason, which generally is defined as a material change, following a change of control, inconsistent with the individual’s previous job duties or compensation.

Under all of the above severance agreements, the executive would be prohibited for two years from working for or with competing entities after receiving severance benefits from this change in control agreement.

FirstEnergy also has in place separate severance agreements with Anthony J. Alexander, Richard H. Marsh, Carole B. Snyder, and Leila L. Vespoli, in the form applicable to Ms. Cavalier and Messrs. Clark and Grigg described above, except that such agreements provide for a benefit equal to 2.99 times the sum of the individual’s base salary plus the average of his or her annual incentive compensation awards over the past three years. Additionally, in the case of Mr. Alexander, he is eligible for the specified severance benefits if he resigns, for any reason, during a 90-day period commencing 18 months following a change in control. Because the agreements for Mr. Marsh, Ms. Vespoli, and Ms. Snyder do not become effective until January 1, 2006, they remain covered under the severance agreements that were previously in place for each of them through December 31, 2005.

FirstEnergy also has in place separate severance agreements with Kevin J. Keough and Kathryn W. Dindo in the form applicable to Mr. Pipitone as described above, except that such agreements provide for a benefit equal to 2.00 times the sum of the individual’s base salary plus the average of his or her annual incentive compensation awards over the past three years.

Executive Bonus Plan

FirstEnergy adopted an Executive Bonus Plan effective November 3, 2004. The plan was established for the purpose of providing for the purchase of personal life insurance for participants who are each deemed to be a member of a select group of highly compensated and/or management employees of FirstEnergy and its subsidiaries. The plan is part of an integrated executive compensation program that is intended to attract, retain and motivate certain key executives who are in a position to make significant contributions to the operation and profitability of FirstEnergy for the benefit of stockholders and customers. Employees of FirstEnergy and its subsidiaries who are or become subject to the provisions of Section 402 of the Sarbanes-Oxley Act of 2002, as amended, and are designated by the CEO or, in the case of the CEO, by the Compensation Committee of the Board, are eligible to participate in the Plan.

Policies under the plan will insure the participant’s life and shall provide a death benefit equal to the participant’s annual base salary as of a specified date.

A copy of the plan was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

Executive and Director Incentive Compensation Plan Awards

On March 3, 2005, FirstEnergy notified the following executive officers that they were to receive the indicated performance-based restricted stock unit awards and restricted stock awards under the FirstEnergy Executive and Director Incentive Compensation Plan:

	Restricted	Restricted
	Stock Units(1)	Stock Shares

A. J. Alexander	47,954	--

R. H. Marsh	5,131	--

L. L. Vespoli	5,644	25,000(2)
		25,000(3)

M. T. Clark	4,950	50,000(2)

G. L. Pipitone	3,863	--

R. R. Grigg	16,901	--

(1)	Period of Restriction expires upon the earlier of (i) March 1, 2008, (ii) recipient’s death, (iii) recipient’s termination from employment due to disability and (iv) a change in control occurs.

(2)	Period of Restriction expires upon the earlier of (i) March 1, 2010, (ii) recipient’s death, (iii) recipient’s termination from employment due to disability and (iv) a change in control occurs.

(3)	Period of Restriction expires upon the earlier of (i) March 1, 2015, (ii) recipient’s death, (iii) recipient’s termination from employment due to disability and (iv) a change in control occurs.

Each award become effective upon acknowledgement by the recipient. The Plan gives recipients the right to acquire stock after the Period of Restriction indicated above, and subject to forfeiture and other provisions under the Plan and the agreements between FirstEnergy and the recipient. The forms of the respective performance-based restricted stock unit and restricted stock agreements are filed as exhibits to this Annual Report on Form 10-K.

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

FirstEnergy

The information required by Item 10, with respect to Identification of FirstEnergy’s Directors and with respect to reports required to be filed under Section 16 of the Securities Exchange Act of 1934, is incorporated herein by reference to FirstEnergy’s 2005 Proxy Statement filed with the SEC pursuant to Regulation 14A and, with respect to Identification of Executive Officers, to “Part I, Item 1. Business - Executive Officers” herein.

The Board of Directors has determined that Ernest J. Novak, Jr., an independent director, is the audit committee financial expert.

FirstEnergy makes available on its website at http://www.firstenergycorp.com/ir its Corporate Governance Policies and the charters for each of the following committees of the Board of Directors: Audit; Corporate Governance; Compensation; Finance; and Nuclear. The Corporate Governance Policies and Board committee charters are also available in print upon written request to David W. Whitehead, Corporate Secretary, FirstEnergy Corp., 76 South Main Street, Akron, OH 44308-1890.

FirstEnergy has adopted a Code of Business Conduct, which applies to all employees, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer. In addition, the Board of Directors has its own Code of Business Conduct. These Codes can be found on our website provided in the previous paragraph or upon written request to the Corporate Secretary.

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted the Annual CEO Certification to the NYSE on June 16, 2004.

OE, Penn, CEI, TE, JCP&L, Met-Ed and Penelec

A. J. Alexander, R. H. Marsh and R. R. Grigg are the Directors of OE, Penn, CEI, TE, Met-Ed and Penelec. Information concerning these individuals is shown in the “Executive Officers” section of Item 1. S. E. Morgan, C. E. Jones, L. L. Vespoli, B. S. Ewing, M. A. Julian, G. E. Persson and S. C. Van Ness are the Directors of JCP&L.

Mr. Ewing (Age 44) has served as FirstEnergy Service Company’s Vice President - Energy Delivery since 2003. From 1999 to 2003, Mr. Ewing served as Director of Operations Services - Northern Region.

Mr. Julian (Age 48) has served as FirstEnergy Service Company’s Vice President - Energy Delivery since 2003. From 2001 to 2003, Mr. Julian served as Director of Energy Delivery Technical Services. He was Director of Operations Services - Northern Region from 2000 to 2001 and Director of Operations Support Services - Central Region from 1999-2000.

Mrs. Persson (Age 74) has served in the New Jersey Division of Consumer Affairs Elder Fraud Investigation Unit since 1999. She previously served as liaison (Special Assistant Director) between the New Jersey Division of Consumer Affairs and various state boards. Prior to 1995, she was owner and President of Business Dynamics Associated of Red Bank, NJ. Mrs. Persson is a member of the United States Small Business Administration National Advisory Board, the New Jersey Small Business Advisory Council, the Board of Advisors of Brookdale Community College and the Board of Advisors of Georgian Court College.

Mr. Van Ness (Age 71) has been Of Counsel in the firm of Hubert, Van Ness, Cayci and Goodell, LP of Princeton, NJ since 1998. Prior to that he was affiliated with the law firm of Pico, Mack, Kennedy, Jaffe, Perrella and Yoskin of Trenton, NJ since 1990. He is also a director of The Prudential Insurance Company of America.

Information concerning the other Directors of JCP&L is shown in the “Executive Officers” section of Item 1.

Section 16(a) Beneficial Ownership Reporting Compliance - OE, Penn, CEI, TE, JCP&L, Met-Ed and Penelec

Prior to February 2005, FirstEnergy and OE, Penn, CEI, TE, JCP&L, Met-Ed and Penelec (the “Reporting Subsidiaries”) recommended to persons who were insiders of both FirstEnergy and a Reporting Subsidiary or Reporting Subsidiaries that single insider reports be filed with respect to FirstEnergy and the Reporting Subsidiaries rather than separate reports for each. This position was based in part on an instruction to the insider reporting forms that applies in the case of registered public utility holding companies. Insiders of FirstEnergy and the Reporting Subsidiaries filed Forms 3 in this manner and further, did not set forth information about any Reporting Subsidiary on grounds that they had no holdings of any such issuer.

It recently came to FirstEnergy’s attention that there is a difference of opinion as to the proper method of reporting where a subsidiary of a registered public utility holding company has equity securities registered under the Securities Exchange Act of 1934 (as do the Reporting Subsidiaries). SEC guidance in this area is unclear, and industry practice varies. After further review, FirstEnergy and the Reporting Subsidiaries determined to recommend that their insiders follow a more conservative approach and file separate reports for each Reporting Subsidiary.

Accordingly, in March 2005, Forms 3 will be filed on behalf of the following insiders in respect of the Reporting Subsidiaries indicated: Richard H. Marsh, Leila L. Vespoli, Charles E. Jones, Harvey L. Wagner, Thomas C. Navin, in each case, for all of the Reporting Subsidiaries: Anthony J. Alexander and Richard R. Grigg, in each case, for all of the Reporting Subsidiaries except JCP&L: Gelorma E. Persson, Stanley C. Van Ness, Bradley S. Ewing, Mark A. Julian and Stephen E. Morgan, in each case, for JCP&L; Kevin J. Keough, Thomas A. Clark and Jeffrey A. Elser for OE, Ronald P. Lantzy for OE and Met-Ed; Dennis E. Chack and Paul W. Allison for CEI; and James M. Murray and Charles H. Krueger for TE. Although arguably these Forms are not required to be filed at all particularly since the reporting persons have no holdings in the Reporting Subsidiaries, the Reporting Subsidiaries nonetheless are reporting these Forms 3 as having not yet been filed for purposes of this Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FirstEnergy, OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec -

The information required by Items 11, 12 and 13 is incorporated herein by reference to FirstEnergy’s 2005 Proxy Statement filed with the SEC pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

A summary of the audit and audit-related fees rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2003 are as follows:

	Audit Fees(1)		Audit-Related Fees(2)
Company	2004	2003	2004	2003
	(In thousands)
OE	$1,036	$676	$--	$58
CEI	797	806	--	54
TE	650	684	--	48
Penn	624	230	--	18
JCP&L	810	402	--	28
Met-Ed	609	377	--	22
Penelec	595	275	--	22
Other subsidiaries	1,542	983	18	182

Total FirstEnergy	$6,663	$4,433	$18	$432

(1)

Professional services rendered for the audits of FirstEnergy’s annual financial statements and reviews of financial statements included in FirstEnergy’s Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(2)

Assurance and related services principally related to: (i) audits of employee benefit plans; (ii) consultation to ensure appropriate accounting and reporting in connection with FIN 46 and the Rate Stabilization Plan (OE, CEI and TE); and (iii) assistance with Sarbanes-Oxley.

Tax and Other Fees

There were no fees billed to FirstEnergy for tax services or other services not discussed above for the years ended December 31, 2004 and December 31, 2003.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

Included in Part II of this report and incorporated herein by reference to the respective company’s 2004 Annual Report to Stockholders (Exhibit 13 below) at the pages indicated.

	First- Energy	OE	Penn	CEI	TE	JCP&L	Met-Ed	Penelec

Management Report	1	1	1	1	1	1	1	1
Report of Independent Registered Public Accounting Firm	2	2	2	2	2	2	2	2
Statements of Income-Three Years Ended December 31, 2004	39	17	14	16	17	14	14	13
Balance Sheets-December 31, 2004 and 2003	40	18	15	17	18	15	15	14
Statements of Capitalization-December 31, 2004 and 2003	41-43	19-20	16	18	19	16	16	15
Statements of Common Stockholders’ Equity-Three Years Ended December 31, 2004	44	21	17	19	20	17	17	16
Statements of Preferred Stock-Three Years Ended December 31, 2004	45	21	17	19	20	17	17	16
Statements of Cash Flows-Three Years Ended December 31, 2004	46	22	18	20	21	18	18	17
Statements of Taxes-Three Years Ended December 31, 2004	47	23	19	21	22	19	18	18
Notes to Financial Statements	48-85	24-44	20-35	22-41	23-43	20-35	20-36	19-34

2.    Financial Statement Schedules

Included in Part IV of this report:

	First- Energy	OE	Penn	CEI	TE	JCP&L	Met-Ed	Penelec

Report of Independent Registered Public Accounting Firm	65	66	69	67	68	70	71	72

Schedule - Three Years Ended December 31, 2004: II - Consolidated Valuation and Qualifying Accounts	73	74	77	75	76	78	79	80

Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3.    Exhibits - FirstEnergy

Exhibit
Number

3-1	Articles of Incorporation constituting FirstEnergy Corp.’s Articles of Incorporation, dated September 17, 1996. (September 17, 1996 Form 8-K, Exhibit C)

3-1(a)	Amended Articles of Incorporation of FirstEnergy Corp. (Registration No. 333-21011, Exhibit (3)-1)

3-2	Regulations of FirstEnergy Corp. (September 17, 1996 Form 8-K, Exhibit D)

3-2(a)	FirstEnergy Corp. Amended Code of Regulations. (Registration No. 333-21011, Exhibit (3)-2)

4-1	Rights Agreement (December 1, 1997 Form 8-K, Exhibit 4.1)

4-2	FirstEnergy Corp. to The Bank of New York, Supplemental Indenture, dated November 7, 2001. (2001 Form 10-K, Exhibit 4-2)

(C)10-1	FirstEnergy Corp. Executive and Director Incentive Compensation Plan, revised November 15, 1999. (1999 Form 10-K, Exhibit 10-1)

(C)10-2	Amended FirstEnergy Corp. Deferred Compensation Plan for Directors, revised November 15, 1999. (1999 Form 10-K, Exhibit 10-2)

(C)10-3
Form of Employment, severance and change of control agreement between FirstEnergy Corp. and the following executive officers: L.L. Vespoli, C.B. Snyder, and R.H. Marsh, through December 31, 2005 (1999 Form 10-K, Exhibit 10-3)

(C)10-4	FirstEnergy Corp. Supplemental Executive Retirement Plan, amended January 1, 1999. (1999 Form 10-K, Exhibit 10-4)

(C)10-5	FirstEnergy Corp. Executive Incentive Compensation Plan. (1999 Form 10-K, Exhibit 10-5)

10-6	Restricted stock agreement between FirstEnergy Corp. and A. J. Alexander. (1999 Form 10-K, Exhibit 10-6)

(C)10-7	FirstEnergy Corp. Executive and Director Incentive Compensation Plan. (1998 Form 10-K, Exhibit 10-1)

(C)10-8	Amended FirstEnergy Corp. Deferred Compensation Plan for Directors, amended February 15, 1999. (1998 Form 10-K, Exhibit 10-2)

10-9	Restricted Stock Agreement between FirstEnergy Corp. and A. J. Alexander. (2000 Form 10-K, Exhibit 10-9)

10-10	Restricted Stock Agreement between FirstEnergy Corp. and H. P. Burg. (2000 Form 10-K, Exhibit 10-10)

10-11	Stock Option Agreement between FirstEnergy Corp. and officers dated November 22, 2000. (2000 Form 10-K, Exhibit 10-11)

Exhibit
Number
10-12	Stock Option Agreement between FirstEnergy Corp. and officers dated March 1, 2000. (2000 Form 10-K, Exhibit 10-12)

10-13	Stock Option Agreement between FirstEnergy Corp. and director dated January 1, 2000. (2000 Form 10-K, Exhibit 10-13)

10-14	Stock Option Agreement between FirstEnergy Corp. and two directors dated January 1, 2001. (2000 Form 10-K, Exhibit 10-14)

(C)10-15	Executive and Director Incentive Compensation Plan dated May 15, 2001. (2001 Form 10-K, Exhibit 10-15)

(C)10-16	Amended FirstEnergy Corp. Deferred Compensation Plan for Directors, revised September 18, 2000. (2001 Form 10-K, Exhibit 10-16)

10-17	Stock Option Agreements between FirstEnergy Corp. and Officers dated May 16, 2001. (2001 Form 10-K, Exhibit 10-17)

10-18	Form of Restricted Stock Agreements between FirstEnergy Corp. and Officers. (2001 Form 10-K, Exhibit 10-18)

10-19	Stock Option Agreements between FirstEnergy Corp. and One Director dated January 1, 2002. (2001 Form 10-K, Exhibit 10-19)

(C)10-20	FirstEnergy Corp. Executive Deferred Compensation Plan. (2001 Form 10-K, Exhibit 10-20)

(C)10-21	Executive Incentive Compensation Plan-Tier 2. (2001 Form 10-K, Exhibit 20-21)

(C)10-22	Executive Incentive Compensation Plan-Tier 3. (2001 Form 10-K, Exhibit 20-22)

(C)10-23	Executive Incentive Compensation Plan-Tier 4. (2001 Form 10-K, Exhibit 10-23)

(C)10-24	Executive Incentive Compensation Plan-Tier 5. (2001 Form 10-K, Exhibit 10-24)

10-25	Amendment to GPU, Inc. 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries, effective April 5, 2001. (2001 Form 10-K, Exhibit 10-25)

(C)10-26
Form of Amendment, effective November 7, 2001, to GPU, Inc. 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries, Deferred Remuneration Plan for Outside Directors of GPU, Inc., and Retirement Plan for Outside Directors of GPU, Inc. (2001 Form 10-K, Exhibit 10-26)

10-27	GPU, Inc. Stock Option and Restricted Stock Plan for MYR Group, Inc. Employees. (2001 Form 10-K, Exhibit 10-27)

10-28	Executive and Director Stock Option Agreement dated June 11, 2002. (2002 Form 10-K, Exhibit 10-28).

10-29	Director Stock Option Agreement. (2002 Form 10-K, Exhibit 10-29).

(C)10-30	Executive and Director Executive Incentive Compensation Plan, Amendment dated May 21, 2002. (2002 Form 10-K, Exhibit 10-30).

(C)10-31	Directors Deferred Compensation Plan, Revised Nov. 19, 2002. (2002 Form 10-K, Exhibit 10-31).

(C)10-32	Executive Incentive Compensation Plan 2002. (2002 Form 10-K, Exhibit 10-32).

10-33	GPU, Inc. 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries as amended and restated to reflect amendments through June 3, 1999. (1999 Form 10-K, Exhibit 10-V, File No. 1-6047, GPU, Inc.)

10-34	Form of 1998 Stock Option Agreement under the GPU, Inc. 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries. (1997 Form 10-K, Exhibit 10-Q, File No. 1-6047, GPU, Inc.)

Exhibit
Number

10-35	Form of 1999 Stock Option Agreement under the GPU, Inc. 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries. (1999 Form 10-K, Exhibit 10-W, File No. 1-6047, GPU, Inc.)

10-36	Form of 2000 Stock Option Agreement under the GPU, Inc. 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries. (2000 Form 10-K, Exhibit 10-W, File No. 1-6047, GPU, Inc.)

(C)10-37	Deferred Remuneration Plan for Outside Directors of GPU, Inc. as amended and restated effective August 8, 2000. (2000 Form 10-K, Exhibit 10-O, File No. 1-6047, GPU, Inc.)

(C)10-38	Retirement Plan for Outside Directors of GPU, Inc. as amended and restated as of August 8, 2000. (2000 Form 10-K, Exhibit 10-N, File No. 1-6047, GPU, Inc.)

(C)10-39	Forms of Estate Enhancement Program Agreements entered into by certain former GPU directors. (1999 Form 10-K, Exhibit 10-JJ, File No. 1-6047, GPU, Inc.)

(A)10-40
$1Billion Three-Year Credit Agreement dated as of June 22, 2004 among FirstEnergy Corp., the Banks named therein, Citicorp USA, Inc., as Administrative and Fronting Bank and Barclays Bank PLC as Fronting Bank.

(A)10-41	$375,000,000 Three-Year Credit Agreement dated as of October 23, 2003 among FirstEnergy Corp., the Banks named therein, Citibank, N.A., as Administrative Agent and Bank One, NA, as Fronting Bank.

(C)10-42	Deferred Compensation Plan for Outside Directors, effective November 7, 2001, incorporated by reference to Exhibit 4(f), Form S-8, File No. 333-101472.

(C)10-43	Employment Agreement between FirstEnergy and an officer dated July 20, 2004. (September 30, 2004 Form 10-Q, Exhibit 10-41).

(C)10-44	Stock Option Agreement between FirstEnergy and an officer dated August 20, 2004. (September 30, 2004 Form 10-Q, Exhibit 10-42).

(C)10-45	Restricted Stock Agreement between FirstEnergy and an officer dated August 20, 2004. (September 30, 2004 Form 10-Q, Exhibit 10-43).

(C)10-46	Executive Bonus Plan between FirstEnergy and Officers dated October 31, 2004. (September 30, 2004 Form 10-Q, Exhibit 10-44).

(A)(C)10-47	Form of Employment, Severance, and Change of Control Agreement, between FirstEnergy and A. J. Alexander.

(A)(C)10-48	Form of Employment, Severance, and Change of Control Agreement, Tier 1, between FirstEnergy and the following executive officers: C.B. Snyder, L.L. Vespoli, and R.H. Marsh (effective January 1, 2006).

(A)(C)10-49	Form of Employment, Severance, and Change of Control Agreement, Tier 1, between FirstEnergy and the following executive officers: L.M. Cavalier, M.T. Clark, and R.R. Grigg.

(A)(C)10-50	Form of Employment, Severance, and Change of Control Agreement, Tier 2, between FirstEnergy and the following executive officers: K.J. Keough and K.W. Dindo (effective January 1, 2006).

(A)(C)10-51	Form of Employment, Severance, and Change of Control Agreement, Tier 2, between FirstEnergy and G. L. Pipitone.

(A)(C)10-52	Executive and Director Incentive Compensation Plan, Amendment dated January 18, 2005.

(A)(C)10-53	Form of Restricted Stock Agreements, between FirstEnergy and Officers

(A)(C)10-54	Form of Restricted Stock Unit Agreements (Performance Adjusted), between FirstEnergy and Officers

(A)(C)10-55	Form of Restricted Stock Agreement, between FirstEnergy and an Officer.

(A)12.1	Consolidated fixed charge ratios.

Exhibit
Number

(A)13	FirstEnergy 2004 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed “filed” with the SEC.)

(A)21	List of Subsidiaries of the Registrant at December 31, 2004.

(A)23	Consent of Independent Registered Public Accounting Firm.

(A)31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e) (FirstEnergy, OE, CEI, TE, Penn, Met-Ed and Penelec).

(A)31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e) (FirstEnergy, OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec).

(A)32.1	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. §1350 (FirstEnergy, OE, CEI, TE, Penn, Met-Ed and Penelec).

(A)	Provided herein in electronic format as an exhibit.

(C)	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

(B)	3. Exhibits - Ohio Edison

2-1	Agreement and Plan of Merger, dated as of September 13, 1996, between Ohio Edison Company (OE) and Centerior Energy Corporation. (September 17, 1996 Form 8-K, Exhibit 2-1)

3-1	Amended Articles of Incorporation, Effective June 21, 1994, constituting OE’s Articles of Incorporation. (1994 Form 10-K, Exhibit 3-1)

(A)3-2	Amendment to Articles of Incorporation, Effective November 12, 1999

3-3	Amended and Restated Code of Regulations, amended March 15, 2002. (2001 Form 10-K, Exhibit 3-2)

(B)4-1	Indenture dated as of August 1, 1930 between OE and Bankers Trust Company, (now the Bank of New York), as Trustee, as amended and supplemented by Supplemental Indentures:

Incorporated by
Reference to
Dated as of	File Reference	Exhibit No.
March 3, 1931	2-1725	B1, B-1(a),B-1(b)
November 1, 1935	2-2721	B-4
January 1, 1937	2-3402	B-5
September 1, 1937	Form 8-A	B-6
June 13, 1939	2-5462	7(a)-7
August 1, 1974	Form 8-A, August 28, 1974	2(b)
July 1, 1976	Form 8-A, July 28, 1976	2(b)
December 1, 1976	Form 8-A, December 15, 1976	2(b)
June 15, 1977	Form 8-A, June 27, 1977	2(b)
Supplemental Indentures:
September 1, 1944	2-61146	2(b)(2)
April 1, 1945	2-61146	2(b)(2)
September 1, 1948	2-61146	2(b)(2)
May 1, 1950	2-61146	2(b)(2)
January 1, 1954	2-61146	2(b)(2)
May 1, 1955	2-61146	2(b)(2)
August 1, 1956	2-61146	2(b)(2)
March 1, 1958	2-61146	2(b)(2)
April 1, 1959	2-61146	2(b)(2)
June 1, 1961	2-61146	2(b)(2)
September 1, 1969	2-34351	2(b)(2)
May 1, 1970	2-37146	2(b)(2)

Exhibit
Number

Dated as of	File Reference	Exhibit No.
September 1, 1970	2-38172	2(b)(2)
June 1, 1971	2-40379	2(b)(2)
August 1, 1972	2-44803	2(b)(2)
September 1, 1973	2-48867	2(b)(2)
May 15, 1978	2-66957	2(b)(4)
February 1, 1980	2-66957	2(b)(5)
April 15, 1980	2-66957	2(b)(6)
June 15, 1980	2-68023	(b)(4)(b)(5)
October 1, 1981	2-74059	(4)(d)

October 15, 1981	2-75917	(4)(e)
February 15, 1982	2-75917	(4)(e)
July 1, 1982	2-89360	(4)(d)
March 1, 1983	2-89360	(4)(e)
March 1, 1984	2-89360	(4)(f)
September 15, 1984	2-92918	(4)(d)
September 27, 1984	33-2576	(4)(d)

November 8, 1984	33-2576	(4)(d)
December 1, 1984	33-2576	(4)(d)
December 5, 1984	33-2576	(4)(e)
January 30, 1985	33-2576	(4)(e)
February 25, 1985	33-2576	(4)(e)
July 1, 1985	33-2576	(4)(e)
October 1, 1985	33-2576	(4)(e)
January 15, 1986	33-8791	(4)(d)
May 20, 1986	33-8791	(4)(d)
June 3, 1986	33-8791	(4)(e)
October 1, 1986	33-29827	(4)(d)
August 25, 1989	33-34663	(4)(d)
February 15, 1991	33-39713	(4)(d)
May 1, 1991	33-45751	(4)(d)
May 15, 1991	33-45751	(4)(d)
September 15, 1991	33-45751	(4)(d)
April 1, 1992	33-48931	(4)(d)
June 15, 1992	33-48931	(4)(d)
September 15, 1992	33-48931	(4)(e)
April 1, 1993	33-51139	(4)(d)
June 15, 1993	33-51139	(4)(d)
September 15, 1993	33-51139	(4)(d)
November 15, 1993	1-2578	(4)(2)
April 1, 1995	1-2578	(4)(2)
May 1, 1995	1-2578	(4)(2)
July 1, 1995	1-2578	(4)(2)
June 1, 1997	1-2578	(4)(2)
April 1, 1998	1-2578	(4)(2)
June 1, 1998	1-2578	(4)(2)
September 29, 1999	1-2578	(4)(2)
April 1, 2000	1-2578	(4)(2)(a)
April 1, 2000	1-2578	(4)(2)(b)
June 1, 2001	1-2578
February 1, 2003	1-2578	4(2)
March 1, 2003	1-2578	4(2)
August 1, 2003	1-2578	4(2)
(A)June 1, 2004	1-2578	4(2)
(A)June 1, 2004	1-2578	4(2)
(A)December 1, 2004	1-2578	4(2)

(B) 4-2
General Mortgage Indenture and Deed of Trust dated as of January 1, 1998 between OE and the Bank of New York, as Trustee, as amended and supplemented by Supplemental Indentures; (Registration No. 333-05277, Exhibit 4(g)).

Exhibit
Number

Incorporated by
Reference to
Dated as of	File Reference	Exhibit No.
February 1, 2003	1-2578	4-2
March 1, 2003	1-2578	4-2
August 1, 2003	1-2578	4-2
(A)June 1, 2004	1-2578	4-2
(A)June 1, 2004	1-2578	4-2
(A)December 1, 2004	1-2578	4-2

4-3	Indenture dated as of April 1, 2003 between OE and The Bank of New York, as Trustee.

10-1	Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-43102, Exhibit 5(c)(2)

10-2	Amendment No. 1 dated January 4, 1974 to Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-68906, Exhibit 5(c)(3))

10-3	Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-43102, Exhibit 5(c)(3))

10-4	Amendment No. 1 dated as of January 1, 1993 to Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (1993 Form 10-K, Exhibit 10-4)

10-5	Agreement for the Termination or Construction of Certain Agreements effective September 1, 1980 among the CAPCO Group. (Registration No. 2-68906, Exhibit 10-4)

10-6	Amendment dated as of December 23, 1993 to Agreement for the Termination or Construction of Certain Agreements effective September 1, 1980 among the CAPCO Group. (1993 Form 10-K, Exhibit 10-6)

10-7	CAPCO Basic Operating Agreement, as amended September 1, 1980. (Registration No. 2-68906, Exhibit 10-5)

10-8
Amendment No. 1 dated August 1, 1981, and Amendment No. 2 dated September 1, 1982 to CAPCO Basic Operating Agreement, as amended September 1, 1980. (September 30, 1981 Form 10-Q, Exhibit 20-1 and 1982 Form 10-K, Exhibit 19-3, respectively)

10-9	Amendment No. 3 dated July 1, 1984 to CAPCO Basic Operating Agreement, as amended September 1, 1980. (1985 Form 10-K, Exhibit 10-7)

10-10	Basic Operating Agreement between the CAPCO Companies as amended October 1, 1991. (1991 Form 10-K, Exhibit 10-8)

10-11	Basic Operating Agreement between the CAPCO Companies as amended January 1, 1993. (1993 Form 10-K, Exhibit 10-11)

10-12	Memorandum of Agreement effective as of September 1, 1980 among the CAPCO Group. (1982 Form 10-K, Exhibit 19-2)

10-13	Operating Agreement for Beaver Valley Power Station Units Nos. 1 and 2 as Amended and Restated September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 10-15)

10-14	Construction Agreement with respect to Perry Plant between the CAPCO Group dated as of July 22, 1974. (Registration No. 2-52251 of Toledo Edison Company, Exhibit 5(yy))

10-15
Amendment No. 3 dated as of October 31, 1980 to the Bond Guaranty dated as of October 1, 1973, as amended, with respect to the CAPCO Group. (Registration No. 2-68906 of Pennsylvania Power Company, Exhibit 10-16)

Exhibit
Number

10-16	Amendment No. 4 dated as of July 1, 1985 to the Bond Guaranty dated as October 1, 1973, as amended, by the CAPCO Companies to National City Bank as Bond Trustee. (1985 Form 10-K, Exhibit 10-30)

10-17	Amendment No. 5 dated as of May 1, 1986, to the Bond Guaranty by the CAPCO Companies to National City Bank as Bond Trustee. (1986 Form 10-K, Exhibit 10-33)

10-18
Amendment No. 6A dated as of December 1, 1991, to the Bond Guaranty dated as of October 1, 1973, by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-33)

10-19
Amendment No. 6B dated as of December 30, 1991, to the Bond Guaranty dated as of October 1, 1973 by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-34)

10-20
Bond Guaranty dated as of December 1, 1991, by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-35)

10-21	Memorandum of Understanding dated March 31, 1985 among the CAPCO Companies. (1985 Form 10-K, Exhibit 10-35)

(C)10-22	Ohio Edison System Executive Supplemental Life Insurance Plan. (1995 Form 10-K, Exhibit 10-44)

(C)10-23	Ohio Edison System Executive Incentive Compensation Plan. (1995 Form 10-K, Exhibit 10-45.)

(C)10-24	Ohio Edison System Restated and Amended Executive Deferred Compensation Plan. (1995 Form 10-K, Exhibit 10-46.)

(C)10-25	Ohio Edison System Restated and Amended Supplemental Executive Retirement Plan. (1995 Form 10-K, Exhibit 10-47.)

(C)10-28	Severance pay agreement between Ohio Edison Company and A. J. Alexander. (1995 Form 10-K, Exhibit 10-50.)

(D)10-30
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

(D)10-31
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

(D)10-32
Amendment No. 3 dated as of May 16, 1988 to Participation Agreement dated as of March 16, 1987, as amended among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-47.)

(D)10-33
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

Exhibit
Number

(D)10-34
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

(D)10-35
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

(D)10-36
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

(D)10-37
Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1986 Form 10-K, Exhibit 28-2.)

(D)10-38
Amendment No. 1 dated as of September 1, 1987 to Facility Lease dated as of March 16, 1997 between The First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit 10-49.)

(D)10-39
Amendment No. 2 dated as of November 1, 1991, to Facility Lease dated as of March 16, 1987, between The First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit 10-50.)

(D)10-40
Amendment No. 3 dated as of November 24, 1992 to Facility Lease dated as March 16, 1987 as amended, between The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited partnership, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-54.)

(D)10-41
Amendment No. 4 dated as of January 12, 1993 to Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-59.)

(D)10-42
Amendment No. 5 dated as of October 12, 1994 to Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-60.)

(D)10-43
Letter Agreement dated as of March 19, 1987 between Ohio Edison Company, Lessee, and The First National Bank of Boston, Owner Trustee under a Trust dated March 16, 1987 with Chase Manhattan Realty Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-3.)

(D)10-44
Ground Lease dated as of March 16, 1987 between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with the Owner Participant, Tenant. (1986 Form 10-K, Exhibit 28-4.)

(D)10-45	Trust Agreement dated as of March 16, 1987 between Perry One Alpha Limited Partnership, as Owner Participant, and The First National Bank of Boston. (1986 Form 10-K, Exhibit 28-5.)

(D)10-46
Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of March 16, 1987 with Perry One Alpha Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1986 Form 10-K, Exhibit 28-6.)

Exhibit
Number

(D)10-47
Supplemental Indenture No. 1 dated as of September 1, 1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee and Irving Trust Company (now The Bank of New York), as Indenture Trustee. (1991 Form 10-K, Exhibit 10-55.)

(D)10-48
Supplemental Indenture No. 2 dated as of November 1, 1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and The Bank of New York, as Indenture Trustee. (1991 Form 10-K, Exhibit 10-56.)

(D)10-49	Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-7.)

(D)10-50
Amendment No. 1 dated as of November 1, 1991 to Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1991 Form 10-K, Exhibit 10-58.)

(D)10-51
Amendment No. 2 dated as of January 12, 1993 to Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-69.)

(D)10-52
Amendment No. 3 dated as of October 12, 1994 to Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-70.)

(D)10-53
Partial Mortgage Release dated as of March 19, 1987 under the Indenture between Ohio Edison Company and Bankers Trust Company, as Trustee, dated as of the 1st day of August 1930. (1986 Form 10-K, Exhibit 28-8.)

(D)10-54
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

(D)10-55
Additional Support Agreement dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, and Ohio Edison Company. (1986 Form 10-K, Exhibit 28-10.)

(D)10-56
Bill of Sale, Instrument of Transfer and Severance Agreement dated as of March 19, 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership. (1986 Form 10-K, Exhibit 28-11.)

(D)10-57
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

Exhibit
Number

10-60
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

10-61
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

Exhibit
Number

10-71
Ground Lease dated as of March 16, 1987 between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Tenant. (1986 Form 10-K, Exhibit 28-16.)

10-72	Trust Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation, as Owner Participant, and The First National Bank of Boston. (1986 Form 10-K, Exhibit 28-17.)

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

10-78
Amendment No. 2 dated as of January 12, 1993 to Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-96.)

10-79
Amendment No. 3 dated as of October 12, 1994 to Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-97.)

10-80
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

10-82
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

Exhibit
Number

10-84
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

10-87	Nuclear Fuel Lease dated as of March 31, 1989, between OES Fuel, Incorporated, as Lessor, and Ohio Edison Company, as Lessee. (1989 Form 10-K, Exhibit 10-62.)

10-89	Guarantee Agreement entered into by Ohio Edison Company dated as of January 17, 1991. (1990 Form 10-K, Exhibit 10-64.)

10-90	Transfer and Assignment Agreement among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1990 Form 10-K, Exhibit 10-65.)

10-91
Renunciation of Payments and Assignment among Ohio Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of January 4, 1991. (1990 Form 10-K, Exhibit 10-66.)

10-92	Transfer and Assignment Agreement dated May 20, 1994 among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K, Exhibit 10-110.)

10-93
Renunciation of Payments and Assignment among Ohio Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of May 20, 1994. (1994 Form 10-K, Exhibit 10-111.)

10-94	Transfer and Assignment Agreement dated October 12, 1994 among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K, Exhibit 10-112.)

10-95
Renunciation of Payments and Assignment among Ohio Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of October 12, 1994. (1994 Form 10-K, Exhibit 10-113.)

(E)10-96
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

(E)10-97
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

Exhibit
Number

(E)10-98
Amendment No. 3 dated as of March 16, 1988 to Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-99.)

(E)10-99
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

(E)10-100
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

(E)10-101
Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-3.)

(E)10-102
Amendment No. 1 dated as of February 1, 1988, to Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-4.)

(E)10-103
Amendment No. 2 dated as of November 5, 1992, to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-103.)

(E)10-104
Amendment No. 3 dated as of September 30, 1994 to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-122.)

(E)10-105
Ground Lease and Easement Agreement dated as of September 15, 1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, Tenant. (1987 Form 10-K, Exhibit 28-5.)

(E)10-106	Trust Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Limited Partnership, as Owner Participant, and The First National Bank of Boston. (1987 Form 10-K, Exhibit 28-6.)

(E)10-107
Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-7.)

(E)10-108
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

(E)10-109
Tax Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-9.)

Exhibit
Number

(E)10-110
Amendment No. 1 dated as of November 5, 1992 to Tax Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-128.)

(E)10-111
Amendment No. 2 dated as of September 30, 1994 to Tax Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-129.)

(E)10-112	Tax Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-10.)

(E)10-113
Amendment No. 1 dated as of November 5, 1992 to Tax Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-131.)

(E)10-114
Amendment No. 2 dated as of September 30, 1994 to Tax Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-132.)

(E)10-115
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

(E)10-116
Additional Support Agreement dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Ohio Edison Company. (1987 Form 10-K, Exhibit 28-12.)

(F)10-117
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

(F)10-118
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

(F)10-119
Amendment No. 3 dated as of March 16, 1988 to Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-114.)

(F)10-120
Amendment No. 4 dated as of November 5, 1992 to Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-115.)

(F)10-121
Amendment No. 5 dated as of January 12, 1993 to Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-139.)

Exhibit
Number

(F)10-122
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

(F)10-123
Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-15.)

(F)10-124
Amendment No. 1 dated as of February 1, 1988, to Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-16.)

(F)10-125
Amendment No. 2 dated as of November 5, 1992 to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-118.)

(F)10-126
Amendment No. 3 dated as of January 12, 1993 to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-119.)

(F)10-127
Amendment No. 4 dated as of September 30, 1994 to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-145.)

(F)10-128
Ground Lease and Easement Agreement dated as of September 15, 1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, Tenant. (1987 Form 10-K, Exhibit 28-17.)

(F)10-129	Trust Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and The First National Bank of Boston. (1987 Form 10-K, Exhibit 28-18.)

(F)10-130
Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-19.)

(F)10-131
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

(F)10-132	Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-21.)

(F)10-133
Amendment No. 1 dated as of November 5, 1992 to Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-151.)

(F)10-134
Amendment No. 2 dated as of January 12, 1993 to Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-152.)

(F)10-135
Amendment No. 3 dated as of September 30, 1994 to Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-153.)

Exhibit
Number

(F)10-136
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

(F)10-137
Additional Support Agreement dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, and Ohio Edison Company. (1987 Form 10-K, Exhibit 28-23.)

10-138	Operating Agreement dated March 10, 1987 with respect to Perry Unit No. 1 between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-24.)

10-139	Operating Agreement for Bruce Mansfield Units Nos. 1, 2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-25.)

10-140	Operating Agreement for W. H. Sammis Unit No. 7 dated as of September 1, 1971 by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-26.)

10-141
OE-APS Power Interchange Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company, and Monongahela Power Company and West Penn Power Company and The Potomac Edison Company. (1987 Form 10-K, Exhibit 28-27.)

10-142	OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-28.)

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

(A)10-145
Electric Power Supply Agreement, between the Cleveland Electric Illuminating Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company, and First Energy Solutions Corp. (f.k.a. FirstEnergy Services Corp.), dated January 1, 2001.

(A)10-146
Revised Electric Power Supply Agreement, between FirstEnergy Solutions Corp., the Cleveland Electric Illuminating Company, Ohio Edison Company, Pennsylvania Power Company, and the Toledo Edison Company, dated October 1, 2003.

(A)10-147
Master Facility Lease, between Ohio Edison Company, Pennsylvania Power Company, the Cleveland Electric Illuminating Company, the Toledo Edison Company, and FirstEnergy Generation Corp., dated January 1, 2001.

(A)10-148	$125,000,000 Three-Year Credit Agreement dated as of October 23, 2003 by and among Ohio Edison Company, Citibank, N.A., as Administrative Agent, and the other lenders named therein.

(A)10-149	$250,000,000 Credit Agreement dated as of May 12, 2003 by and among Ohio Edison Company, JPMorgan Chase Bank, as Administrative Agent, and the other lenders named therein.

(A)12.2	Consolidated fixed charge ratios.

(A)13.1	OE 2004 Annual Report to Stockholders (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed “filed” with the SEC.)

(A)21.1	List of Subsidiaries of the Registrant at December 31, 2004.

Exhibit
Number

(A)23.1	Consent of Independent Registered Public Accounting Firm.

(A)	Provided herein in electronic format as an exhibit.

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

Pursuant to Rule 14a - 3 (10) of the Securities Exchange Act of 1934, the Company will furnish any exhibit in this Report upon the payment of the Company’s expenses in furnishing such exhibit.

3.	Exhibits - Penn

3-1	Amended and Restated Articles of Incorporation, as amended March 15, 2002. (2001 Form 10-K, Exhibit 3-1)

3-2	Amended and Restated By-Laws of Penn, as amended March 15, 2002. (2001 Form 10-K, Exhibit 3-2)

4-1
Indenture dated as of November 1, 1945, between Penn and The First National Bank of the City of New York (now Citibank, N.A.), as Trustee, as supplemented and amended by Supplemental Indentures dated as of May 1, 1948, March 1, 1950, February 1, 1952, October 1, 1957, September 1, 1962, June 1, 1963, June 1, 1969, May 1, 1970, April 1, 1971, October 1, 1971, May 1, 1972, December 1, 1974, October 1, 1975, September 1, 1976, April 15, 1978, June 28, 1979, January 1, 1980, June 1, 1981, January 14, 1982, August 1, 1982, December 15, 1982, December 1, 1983, September 6, 1984, December 1, 1984, May 30, 1985, October 29, 1985, August 1, 1987, May 1, 1988, November 1, 1989, December 1, 1990, September 1, 1991, May 1, 1992, July 15, 1992, August 1, 1992, and May 1, 1993, July 1, 1993, August 31, 1993, September 1, 1993, September 15, 1993, October 1, 1993, November 1, 1993, and August 1, 1994. (Physically filed and designated as Exhibits 2(b)(1)-1 through 2(b)(1)-15 in Registration Statement File No. 2-60837; as Exhibits 2(b)(2), 2(b)(3), and 2(b)(4) in Registration Statement File No. 2-68906; as Exhibit 4-2 in Form 10-K for 1981 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1982 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1983 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1984 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1985 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1987 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1988 File No. 1-3491; as Exhibit 19 in Form 10-K for 1989 File No. 1-3491; as Exhibit 19 in Form 10-K for 1990 File No. 1-3491; as Exhibit 19 in Form 10-K for 1991 File No. 1-3491; as Exhibit 19-1 in Form 10-K for 1992 File No. 1-3491; as Exhibit 4-2 in Form 10-K for 1993 File No. 1-3491; and as Exhibit 4-2 in Form 10-K for 1994 File No. 1-3491.)

4-2	Supplemental Indenture dated as of September 1, 1995, between Penn and Citibank, N.A., as Trustee. (1995 Form 10-K, Exhibit 4-2.)

4-3	Supplemental Indenture dated as of June 1, 1997, between Penn and Citibank, N.A., as Trustee. (1997 Form 10-K, Exhibit 4-3.)

Exhibit
Number

4-4	Supplemental Indenture dated as of June 1, 1998, between Penn and Citibank, N. A., as Trustee. (1998 Form 10-K, Exhibit 4-4.)

4-5	Supplemental Indenture dated as of September 29, 1999, between Penn and Citibank, N.A., as Trustee. (1999 Form 10-K, Exhibit 4-5.)

4-6	Supplemental Indenture dated as of November 15, 1999, between Penn and Citibank, N.A., as Trustee. (1999 Form 10-K, Exhibit 4-6.)

4-7	Supplemental Indenture dated as of June 1, 2001. (2001 Form 10-K, Exhibit 4-7)

(A)4-8	Supplemental Indenture dated as of December 1, 2004.

10-1	Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement of Ohio Edison Company, File No. 2-43102, Exhibit 5(c)(2).)

10-2	Amendment No. 1 dated January 4, 1974 to Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement No. 2-68906, Exhibit 5 (c)(3).)

10-3	Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement of Ohio Edison Company, File No. 2-43102, Exhibit 5 (c)(3).)

10-4	Amendment No. 1 dated as of January 1, 1993 to Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (1993 Form 10-K, Exhibit 10-4, Ohio Edison Company.)

10-5	Agreement for the Termination or Construction of Certain Agreements effective September 1, 1980 among the CAPCO Group. (Registration Statement No. 2-68906, Exhibit 10-4.)

10-6
Amendment dated as of December 23, 1993 to Agreement for the Termination or Construction of Certain Agreements effective September 1, 1980 among the CAPCO Group. (1993 Form 10-K, Exhibit 10-6, Ohio Edison Company.)

10-7	CAPCO Basic Operating Agreement, as amended September 1, 1980. (Registration Statement No. 2-68906, as Exhibit 10-5.)

10-8
Amendment No. 1 dated August 1, 1981 and Amendment No. 2 dated September 1, 1982, to CAPCO Basic Operating Agreement as amended September 1, 1980. (September 30, 1981 Form 10-Q, Exhibit 20-1 and 1982 Form 10-K, Exhibit 19-3, File No. 1-2578, of Ohio Edison Company.)

10-9	Amendment No. 3 dated as of July 1, 1984, to CAPCO Basic Operating Agreement as amended September 1, 1980. (1985 Form 10-K, Exhibit 10-7, File No. 1-2578, of Ohio Edison Company.)

10-10	Basic Operating Agreement between the CAPCO Companies as amended October 1, 1991. (1991 Form 10-K, Exhibit 10-8, File No. 1-2578, of Ohio Edison Company.)

10-11	Basic Operating Agreement between the CAPCO Companies as amended January 1, 1993. (1993 Form 10-K, Exhibit 10-11, Ohio Edison.)

10-12	Memorandum of Agreement effective as of September 1, 1980, among the CAPCO Group. (1991 Form 10-K, Exhibit 19-2, Ohio Edison Company.)

10-13
Operating Agreement for Beaver Valley Power Station Units Nos. 1 and 2 as Amended and Restated September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 10-15, File No. 1-2578, of Ohio Edison Company.)

10-14	Construction Agreement with respect to Perry Plant between the CAPCO Group dated as of July 22, 1974. (Registration Statement of Toledo Edison Company, File No. 2-52251, as Exhibit 5 (yy).)

10-15	Memorandum of Understanding dated as of March 31, 1985, among the CAPCO Companies. (1985 Form 10-K, Exhibit 10-35, File No. 1-2578, Ohio Edison Company.)

Exhibit
Number

(B)10-16	Ohio Edison System Executive Supplemental Life Insurance Plan. (1995 Form 10-K, Exhibit 10-44, File No. 1-2578, Ohio Edison Company.)

(B)10-17	Ohio Edison System Executive Incentive Compensation Plan. (1995 Form 10-K, Exhibit 10-45, File No. 1-2578, Ohio Edison Company.)

(B)10-18	Ohio Edison System Restated and Amended Executive Deferred Compensation Plan. (1995 Form 10-K, Exhibit 10-46, File No. 1-2578, Ohio Edison Company.)

(B)10-19	Ohio Edison System Restated and Amended Supplemental Executive Retirement Plan. (1995 Form 10-K, Exhibit 10-47, File No. 1-2578, Ohio Edison Company.)

10-20	Operating Agreement for Perry Unit No. 1 dated March 10, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-24, File No. 1-2578, Ohio Edison Company.)

10-21
Operating Agreement for Bruce Mansfield Units Nos. 1, 2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-25, File No. 1-2578, Ohio Edison Company.)

10-22	Operating Agreement for W. H. Sammis Unit No. 7 dated as of September 1, 1971, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-26, File No. 1-2578, Ohio Edison Company.)

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

10-28	Nuclear Fuel Lease dated as of March 31, 1989, between OES Fuel, Incorporated, as Lessor, and Pennsylvania Power Company, as Lessee. (1989 Form 10-K, Exhibit 10-39, File No. 1-3491.)

10-29
Electric Power Supply Agreement, between the Cleveland Electric Illuminating Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company, and First Energy Solutions Corp. (f.k.a. FirstEnergy Services Corp.), dated January 1, 2001. (Filed as Ohio Edison Exhibit 10-145 in 2004 Form 10-K)

10-30
Revised Electric Power Supply Agreement, between FirstEnergy Solutions Corp., the Cleveland Electric Illuminating Company, Ohio Edison Company, Pennsylvania Power Company, and the Toledo Edison Company, dated October 1, 2003. (Filed as Ohio Edison Exhibit 10-146 in 2004 Form 10-K)

Exhibit
Number

10-31
Master Facility Lease, between Ohio Edison Company, Pennsylvania Power Company, the Cleveland Electric Illuminating Company, the Toledo Edison Company, and FirstEnergy Generation Corp., dated January 1, 2001. (Filed as Ohio Edison Exhibit 10-147 in 2004 Form 10-K)

(A)12.5	Fixed Charge Ratios

(A)13.4	Penn 2004 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed “filed” with the Securities and Exchange Commission.)

(A)21.4	List of Subsidiaries of the Registrant at December 31, 2004.

(A)23.2	Consent of Independent Registered Public Accounting Firm.

(A)	Provided herein in electronic format as an exhibit.

(B)
Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, Penn has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of Penn, but hereby agrees to furnish to the Commission on request any such instruments.

(C)	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

Pursuant to Rule 14a-3(10) of the Securities Exchange Act of 1934, the Company will furnish any exhibit in this Report upon the payment of the Company’s expenses in furnishing such exhibit.

3.	Exhibits - Common Exhibits to CEI and TE

Exhibit
Number

2(a)	Agreement and Plan of Merger between Ohio Edison and Centerior Energy dated as of September 13, 1996 (Exhibit (2)-1, Form S-4 File No. 333-21011, filed by FirstEnergy).

2(b)	Merger Agreement by and among Centerior Acquisition Corp., FirstEnergy and Centerior (Exhibit (2)-3, Form S-4 File No. 333-21011, filed by FirstEnergy).

4(a)	Rights Agreement (Exhibit 4, June 25, 1996 Form 8-K, File Nos. 1-9130, 1-2323 and 1-3583).

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

10b(1)(b)	Amendment No. 1, dated January 4, 1974, to CAPCO Administration Agreement among the CAPCO Group members (Exhibit 5(c)(3), File No. 2-68906, filed by Ohio Edison).

10b(2)
CAPCO Transmission Facilities Agreement dated November 1, 1971, as of September 14, 1967, among the CAPCO Group members regarding the installation, operation and maintenance of transmission facilities to carry out the objectives of the CAPCO Group (Exhibit 5(q), Amendment No. 1, File No. 2-42230, filed by Cleveland Electric).

Exhibit
Number

10b(2)(1)
Amendment No. 1 to CAPCO Transmission Facilities Agreement, dated December 23, 1993 and effective as of January 1, 1993, among the CAPCO Group members regarding requirements for payment of invoices at specified times, for payment of interest on non-timely paid invoices, for restricting adjustment of invoices after a four-year period, and for revising the method for computing the Investment Responsibility charge for use of a member’s transmission facilities (Exhibit 10b(2)(1), 1993 Form 10-K, File Nos. 1-9130, 1-2323 and 1-3583).

10b(3)
CAPCO Basic Operating Agreement As Amended January 1, 1993 among the CAPCO Group members regarding coordinated operation of the members’ systems (Exhibit 10b(3), 1993 Form 10-K, File Nos. 1-9130, 1-2323 and 1-3583).

10b(4)
Agreement for the Termination or Construction of Certain Agreement By and Among the CAPCO Group members, dated December 23, 1993 and effective as of September 1, 1980 (Exhibit 10b(4), 1993 Form 10-K, File Nos. 1-9130, 1-2323 and 1-3583).

10b(5)	Construction Agreement, dated July 22, 1974, among the CAPCO Group members and relating to the Perry Nuclear Plant (Exhibit 5 (yy), File No. 2-52251, filed by Toledo Edison).

10b(6)	Contract, dated as of December 5, 1975, among the CAPCO Group members for the construction of Beaver Valley Unit No. 2 (Exhibit 5 (g), File No. 2-52996, filed by Cleveland Electric).

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

10d(3)(b)	Form of Amendment No. 1 to Facility Lease constituting Exhibit 10d(3)(a) above (Exhibit 4(e), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(4)(a)
Form of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the corporate Owner Participant named therein, Lessor, and Cleveland Electric and Toledo Edison, Lessees (Exhibit 4(d), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

Exhibit
Number

10d(4)(b)	Form of Amendment No. 1 to Facility Lease constituting Exhibit 10d(4)(a) above (Exhibit 4(f), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(5)(a)
Form of Facility Lease dated as of September 30, 1987 between Meridian Trust Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Lessor, and Cleveland Electric and Toledo Edison, Lessees (Exhibit 4(c), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

10d(5)(b)	Form of Amendment No. 1 to the Facility Lease constituting Exhibit 10d(5)(a) above (Exhibit 4(f), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

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

10d(6)(b)	Form of Amendment No. 1 to Participation Agreement constituting Exhibit 10d(6)(a) above (Exhibit 28(c), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

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

10d(7)(b)	Form of Amendment No. 1 to Participation Agreement constituting Exhibit 10d(7)(a) above (Exhibit 28(d), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

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

10d(8)(b)	Form of Amendment No. 1 to the Participation Agreement constituting Exhibit 10d(8)(a) above (Exhibit 28(b), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

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

10d(12)	Form of Amendment No. 1 to the Site Leases constituting Exhibits 10d(10) and 10d(11) above (Exhibit 4(f), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

Exhibit
Number

10d(13)
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

10d(20)(a)	Form of Amendment No. 2 to Facility Lease among Citicorp Lescaman, Inc., Cleveland Electric and Toledo Edison (Exhibit 10(a), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10d(20)(b)	Form of Amendment No. 3 to Facility Lease among Citicorp Lescaman, Inc., Cleveland Electric and Toledo Edison (Exhibit 10(b), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10d(21)(a)	Form of Amendment No. 2 to Facility Lease among US West Financial Services, Inc., Cleveland Electric and Toledo Edison (Exhibit 10(c), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10d(21)(b)	Form of Amendment No. 3 to Facility Lease among US West Financial Services, Inc., Cleveland Electric and Toledo Edison (Exhibit 10(d), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10d(22)	Form of Amendment No. 2 to Facility Lease among Midwest Power Company, Cleveland Electric and Toledo Edison (Exhibit 10(e), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10e(1)	Centerior Energy Corporation Equity Compensation Plan (Exhibit 99, Form S-8, File No. 33-59635).

Exhibit
Number

3.	Exhibits - Cleveland Electric Illuminating (CEI)

3a	Amended Articles of Incorporation of CEI, as amended, effective May 28, 1993 (Exhibit 3a, 1993 Form 10-K, File No. 1-2323).

3b	Regulations of CEI, dated April 29, 1981, as amended effective October 1, 1988 and April 24, 1990 (Exhibit 3b, 1990 Form 10-K, File No. 1-2323).

3c	Amended and Restated Code of Regulations, dated March 15, 2002, incorporated by reference to Exhibit 3-2, 2001 Form 10-K, File No. 1-02323.

(B) 4b(1)	Mortgage and Deed of Trust between CEI and Guaranty Trust Company of New York (now The Chase Manhattan Bank (National Association)), as Trustee, dated July 1, 1940 (Exhibit 7(a), File No. 2-4450).

Supplemental Indentures between CEI and the Trustee, supplemental to Exhibit 4b(1), dated as follows:

4b(2)	July 1, 1940 (Exhibit 7(b), File No. 2-4450).
4b(3)	August 18, 1944 (Exhibit 4(c), File No. 2-9887).
4b(4)	December 1, 1947 (Exhibit 7(d), File No. 2-7306).
4b(5)	September 1, 1950 (Exhibit 7(c), File No. 2-8587).
4b(6)	June 1, 1951 (Exhibit 7(f), File No. 2-8994).
4b(7)	May 1, 1954 (Exhibit 4(d), File No. 2-10830).
4b(8)	March 1, 1958 (Exhibit 2(a)(4), File No. 2-13839).
4b(9)	April 1, 1959 (Exhibit 2(a)(4), File No. 2-14753).
4b(10)	December 20, 1967 (Exhibit 2(a)(4), File No. 2-30759).
4b(11)	January 15, 1969 (Exhibit 2(a)(5), File No. 2-30759).
4b(12)	November 1, 1969 (Exhibit 2(a)(4), File No. 2-35008).
4b(13)	June 1, 1970 (Exhibit 2(a)(4), File No. 2-37235).
4b(14)	November 15, 1970 (Exhibit 2(a)(4), File No. 2-38460).
4b(15)	May 1, 1974 (Exhibit 2(a)(4), File No. 2-50537).
4b(16)	April 15, 1975 (Exhibit 2(a)(4), File No. 2-52995).
4b(17)	April 16, 1975 (Exhibit 2(a)(4), File No. 2-53309).
4b(18)	May 28, 1975 (Exhibit 2(c), June 5, 1975 Form 8-A, File No. 1-2323).
4b(19)	February 1, 1976 (Exhibit 3(d)(6), 1975 Form 10 K, File No. 1-2323).
4b(20)	November 23, 1976 (Exhibit 2(a)(4), File No. 2-57375).
4b(21)	July 26, 1977 (Exhibit 2(a)(4), File No. 2-59401).
4b(22)	September 7, 1977 (Exhibit 2(a)(5), File No. 2-67221).
4b(23)	May 1, 1978 (Exhibit 2(b), June 30, 1978 Form 10-Q, File No. 1-2323).
4b(24)	September 1, 1979 (Exhibit 2(a), September 30, 1979 Form 10-Q, File No. 1-2323).
4b(25)	April 1, 1980 (Exhibit 4(a)(2), September 30, 1980 Form 10-Q, File No. 1-2323).
4b(26)	April 15, 1980 (Exhibit 4(b), September 30, 1980 Form 10-Q, File No. 1-2323).
4b(27)	May 28, 1980 (Exhibit 2(a)(4), Amendment No. 1, File No. 2-67221).
4b(28)	June 9, 1980 (Exhibit 4(d), September 30, 1980 Form 10-Q, File No. 1-2323).
4b(29)	December 1, 1980 (Exhibit 4(b)(29), 1980 Form 10-K, File No. 1-2323).
4b(30)	July 28, 1981 (Exhibit 4(a), September 30, 1981, Form 10-Q, File No. 1-2323).
4b(31)	August 1, 1981 (Exhibit 4(b), September 30, 1981, Form 10-Q, File No. 1-2323).
4b(32)	March 1, 1982 (Exhibit 4(b)(3), Amendment No. 1, File No. 2-76029).
4b(33)	July 15, 1982 (Exhibit 4(a), September 30, 1982 Form 10-Q, File No. 1-2323).
4b(34)	September 1, 1982 (Exhibit 4(a)(1), September 30, 1982 Form 10-Q, File No. 1-2323).
4b(35)	November 1, 1982 (Exhibit (a)(2), September 30, 1982 Form 10-Q, File No. 1-2323).
4b(36)	November 15, 1982 (Exhibit 4(b)(36), 1982 Form 10-K, File No. 1-2323).
4b(37)	May 24, 1983 (Exhibit 4(a), June 30, 1983 Form 10-Q, File No. 1-2323).
4b(38)	May 1, 1984 (Exhibit 4, June 30, 1984 Form 10-Q, File No. 1-2323).
4b(39)	May 23, 1984 (Exhibit 4, May 22, 1984 Form 8-K, File No. 1-2323).
4b(40)	June 27, 1984 (Exhibit 4, June 11, 1984 Form 8-K, File No. 1-2323).
4b(41)	September 4, 1984 (Exhibit 4b(41), 1984 Form 10-K, File No. 1-2323).
4b(42)	November 14, 1984 (Exhibit 4b(42), 1984 Form 10 K, File No. 1-2323).
4b(43)	November 15, 1984 (Exhibit 4b(43), 1984 Form 10-K, File No. 1-2323).
4b(44)	April 15, 1985 (Exhibit 4(a), May 8, 1985 Form 8-K, File No. 1-2323).
4b(45)	May 28, 1985 (Exhibit 4(b), May 8, 1985 Form 8-K, File No. 1-2323).

Exhibit
Number

4b(46)	August 1, 1985 (Exhibit 4, September 30, 1985 Form 10-Q, File No. 1-2323).
4b(47)	September 1, 1985 (Exhibit 4, September 30, 1985 Form 8-K, File No. 1-2323).
4b(48)	November 1, 1985 (Exhibit 4, January 31, 1986 Form 8-K, File No. 1-2323).
4b(49)	April 15, 1986 (Exhibit 4, March 31, 1986 Form 10-Q, File No. 1-2323).
4b(50)	May 14, 1986 (Exhibit 4(a), June 30, 1986 Form 10-Q, File No. 1-2323).
4b(51)	May 15, 1986 (Exhibit 4(b), June 30, 1986 Form 10-Q, File No. 1-2323).
4b(52)	February 25, 1987 (Exhibit 4b(52), 1986 Form 10-K, File No. 1-2323).
4b(53)	October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-Q, File No. 1-2323).
4b(54)	February 24, 1988 (Exhibit 4b(54), 1987 Form 10-K, File No. 1-2323).
4b(55)	September 15, 1988 (Exhibit 4b(55), 1988 Form 10-K, File No. 1-2323).
4b(56)	May 15, 1989 (Exhibit 4(a)(2)(i), File No. 33-32724).
4b(57)	June 13, 1989 (Exhibit 4(a)(2)(ii), File No. 33-32724).
4b(58)	October 15, 1989 (Exhibit 4(a)(2)(iii), File No. 33-32724).
4b(59)	January 1, 1990 (Exhibit 4b(59), 1989 Form 10-K, File No. 1-2323).
4b(60)	June 1, 1990 (Exhibit 4(a). September 30, 1990 Form 10-Q, File No. 1-2323).
4b(61)	August 1, 1990 (Exhibit 4(b), September 30, 1990 Form 10-Q, File No. 1-2323).
4b(62)	May 1, 1991 (Exhibit 4(a), June 30, 1991 Form 10-Q, File No. 1-2323).
4b(63)	May 1, 1992 (Exhibit 4(a)(3), File No. 33-48845).
4b(64)	July 31, 1992 (Exhibit 4(a)(3), File No. 33-57292).
4b(65)	January 1, 1993 (Exhibit 4b(65), 1992 Form 10-K, File No. 1-2323).
4b(66)	February 1, 1993 (Exhibit 4b(66), 1992 Form 10-K, File No. 1-2323).
4b(67)	May 20, 1993 (Exhibit 4(a), July 14, 1993 Form 8-K, File No. 1-2323).
4b(68)	June 1, 1993 (Exhibit 4(b), July 14, 1993 Form 8-K, File No. 1-2323).
4b(69)	September 15, 1994 (Exhibit 4(a), September 30, 1994 Form 10-Q, File No. 1-2323).
4b(70)	May 1, 1995 (Exhibit 4(a), September 30, 1995 Form 10-Q, File No. 1-2323).
4b(71)	May 2, 1995 (Exhibit 4(b), September 30, 1995 Form 10-Q, File No. 1-2323).
4b(72)	June 1, 1995 (Exhibit 4(c), September 30, 1995 Form 10-Q, File No. 1-2323).
4b(73)	July 15, 1995 (Exhibit 4b(73), 1995 Form 10-K, File No. 1-2323).
4b(74)	August 1, 1995 (Exhibit 4b(74), 1995 Form 10-K, File No. 1-2323).
4b(75)	June 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-35931, filed by Cleveland Electric and Toledo Edison).
4b(76)	October 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-47651, filed by Cleveland Electric).
4b(77)	June 1, 1998 (Exhibit 4b(77), Form S-4 File No. 333-72891).
4b(78)	October 1, 1998 (Exhibit 4b(78), Form S-4 File No. 333-72891).
4b(79)	October 1, 1998 (Exhibit 4b(79), Form S-4 File No. 333-72891).
4b(80)	February 24, 1999 (Exhibit 4b(80), Form S-4 File No. 333-72891).
4b(81)	September 29, 1999. (Exhibit 4b(81), 1999 Form 10-K, File No. 1-2323).
4b(82)	January 15, 2000. (Exhibit 4b(82), 1999 Form 10-K, File No. 1-2323).
4b(83)	May 15, 2002 (Exhibit 4b(83), 2002 Form 10-K, File No. 1-2323).
4b(84)	October 1, 2002 (Exhibit 4b(84), 2002 Form 10-K, File No. 1-2323).
4b(85)	Supplemental Indenture dated as of September 1, 2004 (Exhibit 4-1(85), September 2004 10-Q, File No. 1-2323).
4b(86)	Supplemental Indenture dated as of October 1, 2004 (Exhibit 4-1(86), September 2004 10-Q, File No. 1-2323).

4d	Form of Note Indenture between Cleveland Electric and The Chase Manhattan Bank, as Trustee dated as of October 24, 1997 (Exhibit 4(b), Form S-4 File No. 333-47651, filed by Cleveland Electric).

4d(1)
Form of Supplemental Note Indenture between Cleveland Electric and The Chase Manhattan Bank, as Trustee dated as of October 24, 1997 (Exhibit 4(c), Form S-4 File No. 333-47651, filed by Cleveland Electric).

4-1	Indenture dated as of December 1, 2003 between CEI and JPMorgan Chase Bank, as Trustee, Incorporated by reference to Exhibit 4-8, 2003 Annual Report on Form 10-K, SEC File No. 1-02323.

10-1	Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-43102, Exhibit 5(c)(2).)

10-2	Amendment No. 1 dated January 4, 1974 to Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-68906, Exhibit 5(c)(3).)

Exhibit
Number

10-3	Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-43102, Exhibit 5(c)(3).)

10-4	Amendment No. 1 dated as of January 1, 1993 to Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (1993 Form 10-K, Exhibit 10-4.)

10-5	Agreement for the Termination or Construction of Certain Agreements effective September 1, 1980, October 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10-6
Electric Power Supply Agreement, between the Cleveland Electric Illuminating Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company, and First Energy Solutions Corp. (f.k.a. FirstEnergy Services Corp.), dated January 1, 2001. (Filed as Ohio Edison Exhibit 10-145 in 2004 Form 10-K)

10-7
Revised Electric Power Supply Agreement, between FirstEnergy Solutions Corp., the Cleveland Electric Illuminating Company, Ohio Edison Company, Pennsylvania Power Company, and the Toledo Edison Company, dated October 1, 2003. (Filed as Ohio Edison Exhibit 10-146 in 2004 Form 10-K)

10-8
Master Facility Lease, between Ohio Edison Company, Pennsylvania Power Company, the Cleveland Electric Illuminating Company, the Toledo Edison Company, and FirstEnergy Generation Corp., dated January 1, 2001. (Filed as Ohio Edison Exhibit 10-147 in 2004 Form 10-K)

(A)12.3	Consolidated fixed charge ratios.

(A)13.2	CEI 2004 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed “filed” with the SEC.)

(A)21.2	List of Subsidiaries of the Registrant at December 31, 2004.

(A)	Provided herein in electronic format as an exhibit.

(B)
Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, CEI has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of CEI, but hereby agrees to furnish to the Commission on request any such instruments.

3.	Exhibits - Toledo Edison (TE)

Exhibit
Number
3a	Amended Articles of Incorporation of TE, as amended effective October 2, 1992 (Exhibit 3a, 1992 Form 10-K, File No. 1-3583).

3b	Amended and Restated Code of Regulations, dated March 15, 2002. (2001 Form 10-K, Exhibit 3b)

(B)4b(1)	Indenture, dated as of April 1, 1947, between TE and The Chase National Bank of the City of New York (now The Chase Manhattan Bank (National Association)) (Exhibit 2(b), File No. 2-26908).

4b(2)	September 1, 1948 (Exhibit 2(d), File No. 2-26908).
4b(3)	April 1, 1949 (Exhibit 2(e), File No. 2-26908).
4b(4)	December 1, 1950 (Exhibit 2(f), File No. 2-26908).
4b(5)	March 1, 1954 (Exhibit 2(g), File No. 2-26908).
4b(6)	February 1, 1956 (Exhibit 2(h), File No. 2-26908).
4b(7)	May 1, 1958 (Exhibit 5(g), File No. 2-59794).
4b(8)	August 1, 1967 (Exhibit 2(c), File No. 2-26908).
4b(9)	November 1, 1970 (Exhibit 2(c), File No. 2-38569).
4b(10)	August 1, 1972 (Exhibit 2(c), File No. 2-44873).

Exhibit
Number

4b(11)	November 1, 1973 (Exhibit 2(c), File No. 2-49428).
4b(12)	July 1, 1974 (Exhibit 2(c), File No. 2-51429).
4b(13)	October 1, 1975 (Exhibit 2(c), File No. 2-54627).
4b(14)	June 1, 1976 (Exhibit 2(c), File No. 2-56396).
4b(15)	October 1, 1978 (Exhibit 2(c), File No. 2-62568).
4b(16)	September 1, 1979 (Exhibit 2(c), File No. 2-65350).
4b(17)	September 1, 1980 (Exhibit 4(s), File No. 2-69190).
4b(18)	October 1, 1980 (Exhibit 4(c), File No. 2-69190).
4b(19)	April 1, 1981 (Exhibit 4(c), File No. 2-71580).
4b(20)	November 1, 1981 (Exhibit 4(c), File No. 2-74485).
4b(21)	June 1, 1982 (Exhibit 4(c), File No. 2-77763).
4b(22)	September 1, 1982 (Exhibit 4(x), File No. 2-87323).
4b(23)	April 1, 1983 (Exhibit 4(c), March 31, 1983, Form 10-Q, File No. 1-3583).
4b(24)	December 1, 1983 (Exhibit 4(x), 1983 Form 10-K, File No. 1-3583).
4b(25)	April 1, 1984 (Exhibit 4(c), File No. 2-90059).
4b(26)	October 15, 1984 (Exhibit 4(z), 1984 Form 10-K, File No. 1-3583).
4b(27)	October 15, 1984 (Exhibit 4(aa), 1984 Form 10-K, File No. 1-3583).
4b(28)	August 1, 1985 (Exhibit 4(dd), File No. 33-1689).
4b(29)	August 1, 1985 (Exhibit 4(ee), File No. 33-1689).
4b(30)	December 1, 1985 (Exhibit 4(c), File No. 33-1689).
4b(31)	March 1, 1986 (Exhibit 4b(31), 1986 Form 10-K, File No. 1-3583).
4b(32)	October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-Q, File No. 1-3583).
4b(33)	September 15, 1988 (Exhibit 4b(33), 1988 Form 10-K, File No. 1-3583).
4b(34)	June 15, 1989 (Exhibit 4b(34), 1989 Form 10-K, File No. 1-3583).
4b(35)	October 15, 1989 (Exhibit 4b(35), 1989 Form 10-K, File No. 1-3583).
4b(36)	May 15, 1990 (Exhibit 4, June 30, 1990 Form 10-Q, File No. 1-3583).
4b(37)	March 1, 1991 (Exhibit 4(b), June 30, 1991 Form 10-Q, File No. 1-3583).
4b(38)	May 1, 1992 (Exhibit 4(a)(3), File No. 33-48844).
4b(39)	August 1, 1992 (Exhibit 4b(39), 1992 Form 10-K, File No. 1-3583).
4b(40)	October 1, 1992 (Exhibit 4b(40), 1992 Form 10-K, File No. 1-3583).
4b(41)	January 1, 1993 (Exhibit 4b(41), 1992 Form 10-K, File No. 1-3583).
4b(42)	September 15, 1994 (Exhibit 4(b), September 30, 1994 Form 10-Q, File No. 1-3583).
4b(43)	May 1, 1995 (Exhibit 4(d), September 30, 1995 Form 10-Q, File No. 1-3583).
4b(44)	June 1, 1995 (Exhibit 4(e), September 30, 1995 Form 10-Q, File No. 1-3583).
4b(45)	July 14, 1995 (Exhibit 4(f), September 30, 1995 Form 10-Q, File No. 1-3583).
4b(46)	July 15, 1995 (Exhibit 4(g), September 30, 1995 Form 10-Q, File No. 1-3583).
4b(47)	August 1, 1997 (Exhibit 4b(47), 1998 Form 10-K, File No. 1-3583).
4b(48)	June 1, 1998 (Exhibit 4b (48), 1998 Form 10-K, File No. 1-3583).
4b(49)	January 15, 2000 (Exhibit 4b(49), 1999 Form 10-K, File No. 1-3583).
4b(50)	May 1, 2000 (Exhibit 4b(50), 2000 Form 10-K, File No. 1-3583).
4b(51)	September 1, 2000 (Exhibit 4b(51), 2002 Form 10-K, File No. 1-3583).
4b(52)	October 1, 2002 (Exhibit 4b(52), 2002 Form 10-K, File No. 1-3583).
4b(53)	April 1, 2003 (Exhibit 4b(53).

10-1
Electric Power Supply Agreement, between the Cleveland Electric Illuminating Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company, and First Energy Solutions Corp. (f.k.a. FirstEnergy Services Corp.), dated January 1, 2001.(Filed as Ohio Edison Exhibit 10-145 in 2004 Form 10-K)

10-2
Revised Electric Power Supply Agreement, between FirstEnergy Solutions Corp., the Cleveland Electric Illuminating Company, Ohio Edison Company, Pennsylvania Power Company, and the Toledo Edison Company, dated October 1, 2003. (Filed as Ohio Edison Exhibit 10-146 in 2004 Form 10-K)

10-3
Master Facility Lease, between Ohio Edison Company, Pennsylvania Power Company, the Cleveland Electric Illuminating Company, the Toledo Edison Company, and FirstEnergy Generation Corp., dated January 1, 2001. (Filed as Ohio Edison Exhibit 10-147 in 2004 Form 10-K)

(A)12.4	Consolidated fixed charge ratios.

(A)13.3	TE 2004 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed “filed” with the SEC.)

Exhibit
Number

(A)21.3	List of Subsidiaries of the Registrant at December 31, 2004.

(A)	Provided herein in electronic format as an exhibit.

(B)
Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, TE has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of TE, but hereby agrees to furnish to the Commission on request any such instruments.

3.	Exhibits - Exhibits for Jersey Central Power & Light Company (JCP&L)

3-A	Restated Certificate of Incorporation of JCP&L, as amended - Incorporated by reference to Exhibit 3-A, 1990 Annual Report on Form 10-K, SEC File No. 1-3141.

3-A-1	Certificate of Amendment to Restated Certificate of Incorporation of JCP&L, dated June 19, 1992 - Incorporated by reference to Exhibit A-2(a), Certificate Pursuant to Rule 24, SEC File No. 70-7949.

3-A-2	Certificate of Amendment to Restated Certificate of Incorporation of JCP&L, dated June 19, 1992 - Incorporated by reference to Exhibit A-2(a)(i), Certificate Pursuant to Rule 24, SEC File No. 70-7949.

3-B	By-Laws of JCP&L, as amended May 25, 1993 - Incorporated by reference to Exhibit 3-B, 1993 Annual Report on Form 10-K, SEC File No. 1-3141.

4-A
Indenture of JCP&L, dated March 1, 1946, between JCP&L and United States Trust Company of New York, Successor Trustee, as amended and supplemented by eight supplemental indentures dated December 1, 1948 through June 1, 1960 - Incorporated by reference to JCP&L’s Instruments of Indebtedness Nos. 1 to 7, inclusive, and 9 and 10 filed as part of Amendment No. 1 to 1959 Annual Report of GPU on Form U5S, SEC File Nos. 30-126 and 1-3292.

4-A-1	Ninth Supplemental Indenture of JCP&L, dated November 1, 1962 - Incorporated by reference to Exhibit 2-C, Registration No. 2-20732.

4-A-2	Tenth Supplemental Indenture of JCP&L, dated October 1, 1963 - Incorporated by reference to Exhibit 2-C, Registration No. 2-21645.

4-A-3	Eleventh Supplemental Indenture of JCP&L, dated October 1, 1964 - Incorporated by reference to Exhibit 5-A-3, Registration No. 2-59785.

4-A-4	Twelfth Supplemental Indenture of JCP&L, dated November 1, 1965 - Incorporated by reference to Exhibit 5-A-4, Registration No. 2-59785.

4-A-5	Thirteenth Supplemental Indenture of JCP&L, dated August 1, 1966 - Incorporated by reference to Exhibit 4-C, Registration No. 2-25124.

4-A-6	Fourteenth Supplemental Indenture of JCP&L, dated September 1, 1967 - Incorporated by reference to Exhibit 5-A-6, Registration No. 2-59785.

4-A-7	Fifteenth Supplemental Indenture of JCP&L, dated October 1, 1968 - Incorporated by reference to Exhibit 5-A-7, Registration No. 2-59785.

4-A-8	Sixteenth Supplemental Indenture of JCP&L, dated October 1, 1969 - Incorporated by reference to Exhibit 5-A-8, Registration No. 2-59785.

4-A-9	Seventeenth Supplemental Indenture of JCP&L, dated June 1, 1970 - Incorporated by reference to Exhibit 5-A-9, Registration No. 2-59785.

4-A-10	Eighteenth Supplemental Indenture of JCP&L, dated December 1, 1970 - Incorporated by reference to Exhibit 5-A-10, Registration No. 2-59785.

Exhibit
Number

4-A-11	Nineteenth Supplemental Indenture of JCP&L, dated February 1, 1971 - Incorporated by reference to Exhibit 5-A-11, Registration No. 2-59785.

4-A-12	Twentieth Supplemental Indenture of JCP&L, dated November 1, 1971 - Incorporated by reference to Exhibit 5-A-12, Registration No. 2-59875.

4-A-13	Twenty-first Supplemental Indenture of JCP&L, dated August 1, 1972 - Incorporated by reference to Exhibit 5-A-13, Registration No. 2-59785.

4-A-14	Twenty-second Supplemental Indenture of JCP&L, dated August 1, 1973 - Incorporated by reference to Exhibit 5-A-14, Registration No. 2-59785.

4-A-15	Twenty-third Supplemental Indenture of JCP&L, dated October 1, 1973 - Incorporated by reference to Exhibit 5-A-15, Registration No. 2-59785.

4-A-16	Twenty-fourth Supplemental Indenture of JCP&L, dated December 1, 1973 - Incorporated by reference to Exhibit 5-A-16, Registration No. 2-59785.

4-A-17	Twenty-fifth Supplemental Indenture of JCP&L, dated November 1, 1974 - Incorporated by reference to Exhibit 5-A-17, Registration No. 2-59785.

4-A-18	Twenty-sixth Supplemental Indenture of JCP&L, dated March 1, 1975 - Incorporated by reference to Exhibit 5-A-18, Registration No. 2-59785.

4-A-19	Twenty-seventh Supplemental Indenture of JCP&L, dated July 1, 1975 - Incorporated by reference to Exhibit 5-A-19, Registration No. 2-59785.

4-A-20	Twenty-eighth Supplemental Indenture of JCP&L, dated October 1, 1975 - Incorporated by reference to Exhibit 5-A-20, Registration No. 2-59785.

4-A-21	Twenty-ninth Supplemental Indenture of JCP&L, dated February 1, 1976 - Incorporated by reference to Exhibit 5-A-21, Registration No. 2-59785.

4-A-22	Supplemental Indenture No. 29A of JCP&L, dated May 31, 1976 - Incorporated by reference to Exhibit 5-A-22, Registration No. 2-59785.

4-A-23	Thirtieth Supplemental Indenture of JCP&L, dated June 1, 1976 - Incorporated by reference to Exhibit 5-A-23, Registration No. 2-59785.

4-A-24	Thirty-first Supplemental Indenture of JCP&L, dated May 1, 1977 - Incorporated by reference to Exhibit 5-A-24, Registration No. 2-59785.

4-A-25	Thirty-second Supplemental Indenture of JCP&L, dated January 20, 1978 - Incorporated by reference to Exhibit 5-A-25, Registration No. 2-60438.

4-A-26	Thirty-third Supplemental Indenture of JCP&L, dated January 1, 1979 - Incorporated by reference to Exhibit A-20(b), Certificate Pursuant to Rule 24, SEC File No. 70-6242.

4-A-27	Thirty-fourth Supplemental Indenture of JCP&L, dated June 1, 1979 - Incorporated by reference to Exhibit A-28, Certificate Pursuant to Rule 24, SEC File No. 70-6290.

4-A-28	Thirty-sixth Supplemental Indenture of JCP&L, dated October 1, 1979 - Incorporated by reference to Exhibit A-30, Certificate Pursuant to Rule 24, SEC File No. 70-6354.

4-A-29	Thirty-seventh Supplemental Indenture of JCP&L, dated September 1, 1984 - Incorporated by reference to Exhibit A-1(cc), Certificate Pursuant to Rule 24, SEC File No. 70-7001.

4-A-30	Thirty-eighth Supplemental Indenture of JCP&L, dated July 1, 1985 - Incorporated by reference to Exhibit A-1(dd), Certificate Pursuant to Rule 24, SEC File No. 70-7109.

4-A-31	Thirty-ninth Supplemental Indenture of JCP&L, dated April 1, 1988 - Incorporated by reference to Exhibit A-1(a), Certificate Pursuant to Rule 24, SEC File No. 70-7263.

Exhibit
Number

4-A-32	Fortieth Supplemental Indenture of JCP&L, dated June 14, 1988 - Incorporated by reference to Exhibit A-1(ff), Certificate Pursuant to Rule 24, SEC File No. 70-7603.

4-A-33	Forty-first Supplemental Indenture of JCP&L, dated April 1, 1989 - Incorporated by reference to Exhibit A-1(gg), Certificate Pursuant to Rule 24, SEC File No. 70-7603.

4-A-34	Forty-second Supplemental Indenture of JCP&L, dated July 1, 1989 - Incorporated by reference to Exhibit A-1(hh), Certificate Pursuant to Rule 24, SEC File No. 70-7603.

4-A-35	Forty-third Supplemental Indenture of JCP&L, dated March 1, 1991 - Incorporated by reference to Exhibit 4-A-35, Registration No. 33-45314.

4-A-36	Forty-fourth Supplemental Indenture of JCP&L, dated March 1, 1992 - Incorporated by reference to Exhibit 4-A-36, Registration No. 33-49405.

4-A-37	Forty-fifth Supplemental Indenture of JCP&L, dated October 1, 1992 - Incorporated by reference to Exhibit 4-A-37, Registration No. 33-49405.

4-A-38	Forty-sixth Supplemental Indenture of JCP&L, dated April 1, 1993 - Incorporated by reference to Exhibit C-15, 1992 Annual Report of GPU on Form U5S, SEC File No. 30-126.

4-A-39	Forty-seventh Supplemental Indenture of JCP&L, dated April 10, 1993 - Incorporated by reference to Exhibit C-16, 1992 Annual Report of GPU on Form U5S, SEC File No. 30-126.

4-A-40	Forty-eighth Supplemental Indenture of JCP&L, dated April 15, 1993 - Incorporated by reference to Exhibit C-17, 1992 Annual Report of GPU on Form U5S, SEC File No. 30-126.

4-A-41	Forty-ninth Supplemental Indenture of JCP&L, dated October 1, 1993 - Incorporated by reference to Exhibit C-18, 1993 Annual Report of GPU on Form U5S, SEC File No. 30-126.

4-A-42	Fiftieth Supplemental Indenture of JCP&L, dated August 1, 1994 - Incorporated by reference to Exhibit C-19, 1994 Annual Report of GPU on Form U5S, SEC File No. 30-126.

4-A-43	Fifty-first Supplemental Indenture of JCP&L, dated August 15, 1996 - Incorporated by reference to Exhibit 4-A-43, 1996 Annual Report on Form 10-K, SEC File No. 1-6047.

4-A-44	Fifty-second Supplemental Indenture of JCP&L, dated July 1, 1999 - Incorporated by reference to Exhibit 4-B-44, Registration No. 333-88783.

4-A-45	Fifty-third Supplemental Indenture of JCP&L, dated November 1, 1999 - Incorporated by reference to Exhibit 4-A-45, 1999 Annual Report on Form 10-K, SEC File No. 1-3141.

4-A-46	Subordinated Debenture Indenture of JCP&L, dated May 1, 1995 - Incorporated by reference to Exhibit A-8(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

4-A-47	Fifty-fourth Supplemental Indenture of JCP&L, dated May 1, 2001, Incorporated by reference to Exhibit 4-4, 2001 Annual Report on Form 10-K, SEC File No. 1-3141.

(A)4-A-48	Fifty-fifth Supplemental Indenture of JCP&L, dated April 23, 2004.

4-D	Amended and Restated Limited Partnership Agreement of JCP&L Capital, L.P., dated May 11, 1995 - Incorporated by reference to Exhibit A-5(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

4-E	Action Creating Series A Preferred Securities of JCP&L Capital, L.P., dated May 11, 1995 - Incorporated by reference to Exhibit A-6(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

4-F	Payment and Guarantee Agreement of JCP&L, dated May 18, 1995 - Incorporated by reference to Exhibit B-1(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

(A) 12.6	Consolidated fixed charge ratios - JCP&L.

Exhibit
Number

(A) 13.5	JCP&L 2004 Annual Report to Stockholders (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with SEC.)

(A)21.5	List of Subsidiaries of JCP&L at December 31, 2004.

(A)31.3	Certification of chief executive officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e).

(A)32.2	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.

(A)	Provided herein electronic format as an exhibit.

3. Exhibits - Exhibits for Metropolitan Edison Company (Met-Ed)

3-C	Restated Articles of Incorporation of Met-Ed, dated March 8, 1999 - Incorporated by reference to Exhibit 3-E, 1999 Annual Report on Form 10-K, SEC File No. 1-446.

3-D	By-Laws of Met-Ed as amended May 16, 2000, Incorporated by reference to Exhibit 3-F, 2000 Annual Report on Form 10-K, SEC File No. 1-06047.

4-B
Indenture of Met-Ed, dated November 1, 1944, between Met-Ed and United States Trust Company of New York, Successor Trustee, as amended and supplemented by fourteen supplemental indentures dated February 1, 1947 through May 1, 1960 - Incorporated by reference to Met-Ed’s Instruments of Indebtedness Nos. 1 to 14 inclusive, and 16, filed as part of Amendment No. 1 to 1959 Annual Report of GPU on Form U5S, SEC File Nos. 30-126 and 1-3292.

4-B-1	Supplemental Indenture of Met-Ed, dated December 1, 1962 - Incorporated by reference to Exhibit 2-E(1), Registration No. 2-59678.

4-B-2	Supplemental Indenture of Met-Ed, dated March 20, 1964 - Incorporated by reference to Exhibit 2-E(2), Registration No. 2-59678.

4-B-3	Supplemental Indenture of Met-Ed, dated July 1, 1965 - Incorporated by reference to Exhibit 2-E(3), Registration No. 2-59678.

4-B-4	Supplemental Indenture of Met-Ed, dated June 1, 1966 - Incorporated by reference to Exhibit 2-B-4, Registration No. 2-24883.

4-B-5	Supplemental Indenture of Met-Ed, dated March 22, 1968 - Incorporated by reference to Exhibit 4-C-5, Registration No. 2-29644.

4-B-6	Supplemental Indenture of Met-Ed, dated September 1, 1968 - Incorporated by reference to Exhibit 2-E(6), Registration No. 2-59678.

4-B-7	Supplemental Indenture of Met-Ed, dated August 1, 1969 - Incorporated by reference to Exhibit 2-E(7), Registration No. 2-59678.

4-B-8	Supplemental Indenture of Met-Ed, dated November 1, 1971 - Incorporated by reference to Exhibit 2-E(8), Registration No. 2-59678.

4-B-9	Supplemental Indenture of Met-Ed, dated May 1, 1972 - Incorporated by reference to Exhibit 2-E(9), Registration No. 2-59678.

4-B-10	Supplemental Indenture of Met-Ed, dated December 1, 1973 - Incorporated by reference to Exhibit 2-E(10), Registration No. 2-59678.

4-B-11	Supplemental Indenture of Met-Ed, dated October 30, 1974 - Incorporated by reference to Exhibit 2-E(11), Registration No. 2-59678.

4-B-12	Supplemental Indenture of Met-Ed, dated October 31, 1974 - Incorporated by reference to Exhibit 2-E(12), Registration No. 2-59678.

Exhibit
Number

4-B-13	Supplemental Indenture of Met-Ed, dated March 20, 1975 - Incorporated by reference to Exhibit 2-E(13), Registration No. 2-59678.

4-B-14	Supplemental Indenture of Met-Ed, dated September 25, 1975 - Incorporated by reference to Exhibit 2-E(15), Registration No. 2-59678.

4-B-15	Supplemental Indenture of Met-Ed, dated January 12, 1976 - Incorporated by reference to Exhibit 2-E(16), Registration No. 2-59678.

4-B-16	Supplemental Indenture of Met-Ed, dated March 1, 1976 - Incorporated by reference to Exhibit 2-E(17), Registration No. 2-59678.

4-B-17	Supplemental Indenture of Met-Ed, dated September 28, 1977 - Incorporated by reference to Exhibit 2-E(18), Registration No. 2-62212.

4-B-18	Supplemental Indenture of Met-Ed, dated January 1, 1978 - Incorporated by reference to Exhibit 2-E(19), Registration No. 2-62212.

4-B-19	Supplemental Indenture of Met-Ed, dated September 1, 1978 - Incorporated by reference to Exhibit 4-A(19), Registration No. 33-48937.

4-B-20	Supplemental Indenture of Met-Ed, dated June 1, 1979 - Incorporated by reference to Exhibit 4-A(20), Registration No. 33-48937.

4-B-21	Supplemental Indenture of Met-Ed, dated January 1, 1980 - Incorporated by reference to Exhibit 4-A(21), Registration No. 33-48937.

4-B-22	Supplemental Indenture of Met-Ed, dated September 1, 1981 - Incorporated by reference to Exhibit 4-A(22), Registration No. 33-48937.

4-B-23	Supplemental Indenture of Met-Ed, dated September 10, 1981 - Incorporated by reference to Exhibit 4-A(23), Registration No. 33-48937.

4-B-24	Supplemental Indenture of Met-Ed, dated December 1, 1982 - Incorporated by reference to Exhibit 4-A(24), Registration No. 33-48937.

4-B-25	Supplemental Indenture of Met-Ed, dated September 1, 1983 - Incorporated by reference to Exhibit 4-A(25), Registration No. 33-48937.

4-B-26	Supplemental Indenture of Met-Ed, dated September 1, 1984 - Incorporated by reference to Exhibit 4-A(26), Registration No. 33-48937.

4-B-27	Supplemental Indenture of Met-Ed, dated March 1, 1985 - Incorporated by reference to Exhibit 4-A(27), Registration No. 33-48937.

4-B-28	Supplemental Indenture of Met-Ed, dated September 1, 1985 - Incorporated by reference to Exhibit 4-A(28), Registration No. 33-48937.

4-B-29	Supplemental Indenture of Met-Ed, dated June 1, 1988 - Incorporated by reference to Exhibit 4-A(29), Registration No. 33-48937.

4-B-30	Supplemental Indenture of Met-Ed, dated April 1, 1990 - Incorporated by reference to Exhibit 4-A(30), Registration No. 33-48937.

4-B-31	Amendment dated May 22, 1990 to Supplemental Indenture of Met-Ed, dated April 1, 1990 - Incorporated by reference to Exhibit 4-A(31), Registration No. 33-48937.

4-B-32	Supplemental Indenture of Met-Ed, dated September 1, 1992 - Incorporated by reference to Exhibit 4-A(32)(a), Registration No. 33-48937.

4-B-33	Supplemental Indenture of Met-Ed, dated December 1, 1993 - Incorporated by reference to Exhibit C-58, 1993 Annual Report of GPU on Form U5S, SEC File No. 30-126.

Exhibit
Number

4-B-34	Supplemental Indenture of Met-Ed, dated July 15, 1995 - Incorporated by reference to Exhibit 4-B-35, 1995 Annual Report on Form 10-K, SEC File No. 1-446.

4-B-35	Supplemental Indenture of Met-Ed, dated August 15, 1996 - Incorporated by reference to Exhibit 4-B-35, 1996 Annual Report on Form 10-K, SEC File No. 1-446.

4-B-36	Supplemental Indenture of Met-Ed, dated May 1, 1997 - Incorporated by reference to Exhibit 4-B-36, 1997 Annual Report on Form 10-K, SEC File No. 1-446.

4-B-37	Supplemental Indenture of Met-Ed, dated July 1, 1999 - Incorporated by reference to Exhibit 4-B-38, 1999 Annual Report on Form 10-K, SEC File No. 1-446.

4-B-38	Indenture between Met-Ed and United States Trust Company of New York, dated May 1, 1999 - Incorporated by reference to Exhibit A-11(a), Certificate Pursuant to Rule 24, SEC File No. 70-9329.

4-B-39
Senior Note Indenture between Met-Ed and United States Trust Company of New York, dated July 1, 1999 Incorporated by reference to Exhibit C-154 to GPU, Inc.’s Annual Report on Form U5S for the year 1999, SEC File No. 30-126.

4-B-40
First Supplemental Indenture between Met-Ed and United States Trust Company of New York, dated August 1, 2000 - Incorporated by reference to Exhibit 4-A, June 30, 2000 Quarterly Report on Form 10-Q, SEC File No. 1-446.

4-B-41	Supplemental Indenture of Met-Ed, dated May 1, 2001. Incorporated by reference to Exhibit 4-5, 2001 Annual Report on Form 10-K, SEC File No. 1-446.

4-B-42	Supplemental Indenture of Met-Ed, dated March 1,2003. Incorporated by reference to Exhibit 4-10, 2003 Annual Report on Form 10-K, SEC File No. 1-446.

4-G	Payment and Guarantee Agreement of Met-Ed, dated May 28, 1999 - Incorporated by reference to Exhibit B-1(a), Certificate Pursuant to Rule 24, SEC No. 70-9329.

4-H	Amendment No. 1 to Payment and Guarantee Agreement of Met-Ed, dated November 23, 1999 - Incorporated by reference to Exhibit 4-H, 1999 Annual Report on Form 10-K, SEC File No. 1-446.

(A) 12.7	Consolidated fixed charge ratios - Met-Ed.

(A) 13.6	Met-Ed 2004 Annual Report to Stockholders (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with SEC.)

(A) 21.6	List of Subsidiaries of Met-Ed at December 31, 2004.

(A)	Provided herein electronic format as an exhibit.

3.	Exhibits - Exhibits for Pennsylvania Electric Company (Penelec)

3-E	Restated Articles of Incorporation of Penelec, dated March 8, 1999 - Incorporated by reference to Exhibit 3-G, 1999 Annual Report on Form 10-K, SEC File No. 1-3522.

3-F	By-Laws of Penelec as amended May 16, 2000, Incorporated by reference to Exhibit 3-F, 2000 Annual Report on Form 10-K, SEC File No. 1-03522.

4-C
Mortgage and Deed of Trust of Penelec, dated January 1, 1942, between Penelec and United States Trust Company of New York, Successor Trustee, and indentures supplemental thereto dated March 7, 1942 through May 1, 1960 - Incorporated by reference to Penelec’s Instruments of Indebtedness Nos. 1-20, inclusive, filed as a part of Amendment No. 1 to 1959 Annual Report of GPU on Form U5S, SEC File Nos. 30-126 and 1-3292.

4-C-1	Supplemental Indentures to Mortgage and Deed of Trust of Penelec, dated May 1, 1961 through December 1, 1977 - Incorporated by reference to Exhibit 2-D(1) to 2-D(19), Registration No. 2-61502.

Exhibit
Number

4-C-2	Supplemental Indenture of Penelec, dated June 1, 1978 - Incorporated by reference to Exhibit 4-A(2), Registration No. 33-49669.

4-C-3	Supplemental Indenture of Penelec, dated June 1, 1979 - Incorporated by reference to Exhibit 4-A(3), Registration No. 33-49669.

4-C-4	Supplemental Indenture of Penelec, dated September 1, 1984 - Incorporated by reference to Exhibit 4-A(4), Registration No. 33-49669.

4-C-5	Supplemental Indenture of Penelec, dated December 1, 1985 - Incorporated by reference to Exhibit 4-A(5), Registration No. 33-49669.

4-C-6	Supplemental Indenture of Penelec, dated December 1, 1986 - Incorporated by reference to Exhibit 4-A(6), Registration No. 33-49669.

4-C-7	Supplemental Indenture of Penelec, dated May 1, 1989 - Incorporated by reference to Exhibit 4-A(7), Registration No. 33-49669.

4-C-8	Supplemental Indenture of Penelec, dated December 1, 1990-Incorporated by reference to Exhibit 4-A(8), Registration No. 33-45312.

4-C-9	Supplemental Indenture of Penelec, dated March 1, 1992 - Incorporated by reference to Exhibit 4-A(9), Registration No. 33-45312.

4-C-10	Supplemental Indenture of Penelec, dated June 1, 1993 - Incorporated by reference to Exhibit C-73, 1993 Annual Report of GPU on Form U5S, SEC File No. 30-126.

4-C-11	Supplemental Indenture of Penelec, dated November 1, 1995 - Incorporated by reference to Exhibit 4-C-11, 1995 Annual Report on Form 10-K, SEC File No. 1-3522.

4-C-12	Supplemental Indenture of Penelec, dated August 15, 1996 - Incorporated by reference to Exhibit 4-C-12, 1996 Annual Report on Form 10-K, SEC File No. 1-3522.

4-C-13
Senior Note Indenture between Penelec and United States Trust Company of New York, dated April 1, 1999 - Incorporated by reference to Exhibit 4-C-13, 1999 Annual Report on Form 10-K, SEC File No. 1-3522.

4-C-14	Indenture between Penelec and United States Trust Company of New York, dated June 1, 1999 - Incorporated by reference to Exhibit A-11(a), Certificate Pursuant to Rule 24, SEC File No. 70-9327.

4-C-15
First Supplemental Indenture between Penelec and United States Trust Company of New York, dated August 1, 2000 - Incorporated by reference to Exhibit 4-B, June 30, 2000 Quarterly Report on Form 10-Q, SEC File No. 1-3522.

4-C-16	Supplemental Indenture of Penelec, dated May 1, 2001.

4-C-17	Supplemental Indenture No. 1 of Penelec, dated May 1, 2001.

4-I	Payment and Guarantee Agreement of Penelec, dated June 16, 1999 - Incorporated by reference to Exhibit B-1(a), Certificate Pursuant to Rule 24, SEC File No. 70-9327.

4-J	Amendment No. 1 to Payment and Guarantee Agreement of Penelec, dated November 23, 1999 - Incorporated by reference to Exhibit 4-J, 1999 Annual Report on Form 10-K, SEC File No. 1-3522.

(A) 12.8	Consolidated fixed charge ratios - Penelec.

(A) 13.7	Penelec 2004 Annual Report to Stockholders (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with SEC.)

(A) 21.7	List of Subsidiaries of Penelec at December 31, 2004.

Exhibit
Number

(A) 23.3	Consent of Independent Registered Public Accounting Firm - Penelec.

(A)	Provided here in electronic format as an exhibit.

3.	Exhibits - Combined Exhibit for Met-Ed and Penelec

(A)10-1	First Amendment to Restated Partial Requirements Agreement, between Met-Ed, Penelec, and FES, dated January 1, 2003.

(A)	Provided here in electronic format as an exhibit.

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedules

To the Board of Directors of
FirstEnergy Corp.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 7, 2005 appearing in the 2004 Annual Report to Stockholders of FirstEnergy Corp. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 7, 2005

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedules

To the Board of Directors of
Ohio Edison Company:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 7, 2005 appearing in the 2004 Annual Report to Stockholders of Ohio Edison Company (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 7, 2005

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedules

To the Board of Directors of
The Cleveland Electric Illuminating Company:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 7, 2005 appearing in the 2004 Annual Report to Stockholders of The Cleveland Electric Illuminating Company (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 7, 2005

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedules

To the Board of Directors of
The Toledo Edison Company:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 7, 2005 appearing in the 2004 Annual Report to Stockholders of The Toledo Edison Company (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 7, 2005

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedules

To the Board of Directors of
Pennsylvania Power Company:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 7, 2005 appearing in the 2004 Annual Report to Stockholders of Pennsylvania Power Company (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 7, 2005

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedules

To the Board of Directors of
Jersey Central Power
& Light Company:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 7, 2005 appearing in the 2004 Annual Report to Stockholders of Jersey Central Power & Light Company (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 7, 2005

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedules

To the Board of Directors of
Metropolitan Edison Company:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 7, 2005 appearing in the 2004 Annual Report to Stockholders of Metropolitan Edison Company (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 7, 2005

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedules

To the Board of Directors of
Pennsylvania Electric Company:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 7, 2005 appearing in the 2004 Annual Report to Stockholders of Pennsylvania Electric Company (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 7, 2005

SCHEDULE II

FIRSTENERGY CORP.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Additions
			Charged
	Beginning	Charged	to Other				Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)
Year Ended December 31, 2004:

Accumulated provision for
uncollectible accounts - customers	$50,247	$38,492	$22,102	(a)	$76,365	(b)	$34,476
- other	$18,283	$1,038	$15,836	(a)	$9,087	(b)	$26,070

Loss carryforward
tax valuation reserve	$470,813	$(34,803)	$(16,032)		$--		$419,978

Year Ended December 31, 2003:

Accumulated provision for
uncollectible accounts - customers	$52,514	$63,535	$15,966	(a)	$81,768	(b)	$50,247
- other	$12,851	$6,516	$10,002	(a)	$11,086	(b)	$18,283

Loss carryforward
tax valuation reserve	$482,061	$29,575	$50,503		$91,326	(c)	$470,813

Year Ended December 31, 2002:

Accumulated provision for
uncollectible accounts - customers	$65,358	$43,601	$5,637	(a)	$62,082	(b)	$52,514
- other	$7,947	$4,316	$4,089		$3,501		$12,851

Loss carryforward
tax valuation reserve	$459,170	$17,500	$5,391		$--		$482,061

(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.
(c)  Includes a reclassification of a valuation allowance to a contingent liability.

SCHEDULE II

OHIO EDISON COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Additions
			Charged
	Beginning	Charged	to Other				Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)
Year Ended December 31, 2004:

Accumulated provision for
uncollectible accounts - customers	$8,747	$17,477	$7,275	(a)	$27,197	(b)	$6,302
- other	$2,282	$376	$215	(a)	$2,809	(b)	$64

Year Ended December 31, 2003:

Accumulated provision for
uncollectible accounts - customers	$5,240	$18,157	$4,384	(a)	$19,034	(b)	$8,747
- other	$1,000	$1,282	$--		$--		$2,282

Year Ended December 31, 2002:

Accumulated provision for
uncollectible accounts - customers	$4,522	$12,792	$2,777	(a)	$14,851	(b)	$5,240
- other	$1,000	$--	$--		$--		$1,000

(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.

SCHEDULE II

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Additions
			Charged
	Beginning	Charged	to Other	Ending
Description	Balance	to Income	Accounts	Deductions	Balance
	(In thousands)

Year Ended December 31, 2004:

Accumulated provision for
uncollectible accounts	$1,765	$(1,181)	$12	$303	$293

Year Ended December 31, 2003:

Accumulated provision for
uncollectible accounts	$1,015	$765	$--	$15	$1,765

Year Ended December 31, 2002:

Accumulated provision for
uncollectible accounts	$1,015	$--	$--	$--	$1,015

SCHEDULE II

THE TOLEDO EDISON COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Additions
			Charged
	Beginning	Charged	to Other				Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)

Year Ended December 31, 2004:

Accumulated provision for
uncollectible accounts	$34	$(33)	$2	(a)	$1	(b)	$2

Year Ended December 31, 2003:

Accumulated provision for
uncollectible accounts	$2	$1,160	$712	(a)	$1,840	(b)	$34

Year Ended December 31, 2002:

Accumulated provision for
uncollectible accounts	$2	$--	$--		$--		$2

________________________

(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.

SCHEDULE II

PENNSYLVANIA POWER COMPANY

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Additions
			Charged
	Beginning	Charged	to Other				Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)
Year Ended December 31, 2004:

Accumulated provision for
uncollectible accounts - customers	$769	$2,467	$1,002	(a)	$3,350	(b)	$888
- other	$102	$(93)	$13	(a)	$16	(b)	$6

Year Ended December 31, 2003:

Accumulated provision for
uncollectible accounts - customers	$702	$1,931	$644	(a)	$2,528	(b)	$769
- other	$--	$102	$--		$--		$102

Year Ended December 31, 2002:
Accumulated provision for
uncollectible accounts - customers	$619	$1,808	$333	(a)	$2,058	(b)	$702

(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.

SCHEDULE II

JERSEY CENTRAL POWER & LIGHT COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Additions
			Charged
	Beginning	Charged	to Other				Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)
Year Ended December 31, 2004:

Accumulated provision for
uncollectible accounts - customers	$4,296	$6,515	$3,664	(a)	$10,594	(b)	$3,881
- other	$1,183	$(111)	$(354)		$556		$162

Year Ended December 31, 2003:

Accumulated provision for
uncollectible accounts - customers	$4,509	$7,867	$2,991	(a)	$11,071	(b)	$4,296
- other	$--	$1,183	$--		$--		$1,183

Year Ended December 31, 2002:
Accumulated provision for
uncollectible accounts - customers	$12,923	$9,057	$1,305	(a)	$18,776	(b)	$4,509

(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.

SCHEDULE II

METROPOLITAN EDISON COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Additions
			Charged
	Beginning	Charged	to Other				Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)

Year Ended December 31, 2004:

Accumulated provision for
uncollectible accounts - customers	$4,943	$7,841	$5,128	(a)	$13,334	(b)	$4,578
- other	$68	$(68)	$--		$--		$--

Year Ended December 31, 2003:

Accumulated provision for
uncollectible accounts - customers	$4,810	$8,617	$4,595	(a)	$13,079	(b)	$4,943
- other	$--	$68	$--		$--		$68

Year Ended December 31, 2002:

Accumulated provision for
uncollectible accounts - customers	$12,271	$3,332	$851	(a)	$11,644	(b)	$4,810

(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.

SCHEDULE II

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Additions
			Charged
	Beginning	Charged	to Other		Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)

Year Ended December 31, 2004:

Accumulated provision for
uncollectible accounts - customers	$5,833	$5,977	$5,351	(a)	$12,449	(b)	$4,712
- other	$399	$(324)	$24		$95		$4

Year Ended December 31, 2003:

Accumulated provision for
uncollectible accounts - customers	$6,216	$9,287	$3,995	(a)	$13,665	(b)	$5,833
- other	$--	$399	$--		$--		$399

Year Ended December 31, 2002:

Accumulated provision for
uncollectible accounts - customers	$14,719	$2,991	$704	(a)	$12,198	(b)	$6,216

______________________

(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTENERGY CORP.

BY: /s/ Anthony J. Alexander
Anthony J. Alexander
President and Chief Executive Officer
Date:  March 9, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ George M. Smart	/s/ Anthony J. Alexander
George M. Smart	Anthony J. Alexander
Chairman of the Board	President and Chief Executive Officer
and Director (Principal Executive Officer)

/s/ Richard H. Marsh	/s/ Harvey L. Wagner
Richard H. Marsh	Harvey L. Wagner
Senior Vice President and Chief Financial	Vice President, Controller and Chief Accounting
Officer (Principal Financial Officer)	Officer (Principal Accounting Officer)

/s/ Paul T. Addison	/s/ Paul J. Powers
Paul T. Addison	Paul J. Powers
Director	Director

/s/ Carol A. Cartwright	/s/ Catherine A. Rein
Carol A. Cartwright	Catherine A. Rein
Director	Director

/s/ William T. Cottle	/s/ Robert C. Savage
William T. Cottle	Robert C. Savage
Director	Director

/s/ Russell W. Maier	/s/ Wes M. Taylor
Russell W. Maier	Wes M. Taylor
Director	Director

/s/ Ernest J. Novak, Jr.	/s/ Jesse T. Williams, Sr.
Ernest J. Novak, Jr.	Jesse T. Williams, Sr.
Director	Director

/s/ Robert N. Pokewaldt	/s/ Patricia K. Woolf
Robert N. Pokewaldt	Patricia K. Woolf
Director	Director

Date:  March 9, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO EDISON COMPANY

BY: /s/ Anthony J. Alexander
Anthony J. Alexander
President

Date:  March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Anthony J. Alexander	/s/ Richard R. Grigg
Anthony J. Alexander	Richard R. Grigg
President and Director	Executive Vice President and Chief
(Principal Executive Officer)	Operating Officer and Director

/s/ Richard H. Marsh	/s/ Harvey L. Wagner
Richard H. Marsh	Harvey L. Wagner
Senior Vice President and Chief	Vice President and Controller
Financial Officer and Director	(Principal Accounting Officer)
(Principal Financial Officer)

Date:  March 9, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

BY: /s/ Anthony J. Alexander
Anthony J. Alexander
President

Date:  March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Anthony J. Alexander	/s/ Richard R. Grigg
Anthony J. Alexander	Richard R. Grigg
President and Director	Executive Vice President and Chief
(Principal Executive Officer)	Operating Officer and Director

/s/ Richard H. Marsh	/s/ Harvey L. Wagner
Richard H. Marsh	Harvey L. Wagner
Senior Vice President and Chief	Vice President and Controller
Financial Officer and Director	(Principal Accounting Officer)
(Principal Financial Officer)

Date:  March 9, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TOLEDO EDISON COMPANY

BY: /s/ Anthony J. Alexander
Anthony J. Alexander
President

Date:  March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Anthony J. Alexander	/s/ Richard R. Grigg
Anthony J. Alexander	Richard R. Grigg
President and Director	Executive Vice President and Chief
(Principal Executive Officer)	Operating Officer and Director

/s/ Richard H. Marsh	/s/ Harvey L. Wagner
Richard H. Marsh	Harvey L. Wagner
Senior Vice President and Chief	Vice President and Controller
Financial Officer and Director	(Principal Accounting Officer)
(Principal Financial Officer)

Date:  March 9, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERSEY CENTRAL POWER & LIGHT COMPANY

BY: /s/ Stephen E. Morgan
Stephen E. Morgan
President

Date:  March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Stephen E. Morgan	/s/ Richard H. Marsh
Stephen E. Morgan	Richard H. Marsh
President and Director (Principal Executive Officer)	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Harvey L. Wagner	/s/ Leila L. Vespoli
Harvey L. Wagner	Leila L. Vespoli
Vice President and Controller (Principal Accounting Officer)	Senior Vice President and General Counsel and Director

/s/ Charles E. Jones	/s/ Stanley C. Van Ness
Charles E. Jones	Stanley C. Van Ness
Director	Director

/s/ Gelorma E. Persson	/s/ Mark A. Julian
Gelorma E. Persson	Mark A. Julian
Director	Director

/s/ Bradley S. Ewing
Bradley S. Ewing
Director

Date:  March 9, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROPOLITAN EDISON COMPANY

BY: /s/ Anthony J. Alexander
Anthony J. Alexander
President

Date:  March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Anthony J. Alexander	/s/ Richard R. Grigg
Anthony J. Alexander	Richard R. Grigg
President and Director	Executive Vice President and Chief
(Principal Executive Officer)	Operating Officer and Director

/s/ Richard H. Marsh	/s/ Harvey L. Wagner
Richard H. Marsh	Harvey L. Wagner
Senior Vice President and Chief	Vice President and Controller
Financial Officer and Director	(Principal Accounting Officer)
(Principal Financial Officer)

Date:  March 9, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA ELECTRIC COMPANY

BY: /s/ Anthony J. Alexander
Anthony J. Alexander
President

Date:  March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Anthony J. Alexander	/s/ Richard R. Grigg
Anthony J. Alexander	Richard R. Grigg
President and Director	Executive Vice President and Chief
(Principal Executive Officer)	Operating Officer and Director

/s/ Richard H. Marsh	/s/ Harvey L. Wagner
Richard H. Marsh	Harvey L. Wagner
Senior Vice President and Chief	Vice President and Controller
Financial Officer and Director	(Principal Accounting Officer)
(Principal Financial Officer)

Date:  March 9, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA POWER COMPANY

BY: /s/ Anthony J. Alexander
Anthony J. Alexander
President

Date:  March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Anthony J. Alexander	/s/ Richard R. Grigg
Anthony J. Alexander	Richard R. Grigg
President and Director	Executive Vice President and Chief
(Principal Executive Officer)	Operating Officer and Director

/s/ Richard H. Marsh	/s/ Harvey L. Wagner
Richard H. Marsh	Harvey L. Wagner
Senior Vice President and Chief	Vice President and Controller
Financial Officer and Director	(Principal Accounting Officer)
(Principal Financial Officer)

Date:  March 9, 2005