Form 10-K/A
period 2006-12-31
FIRSTENERGY CORP
filed 2007-03-21
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
AMENDMENT NO. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission	Registrant; State of Incorporation;	I.R.S. Employer
File Number	Address; and Telephone Number	Identification No.

333-21011	FIRSTENERGY CORP.	34-1843785
(An Ohio Corporation)
76 South Main Street
Akron, OH 44308
Telephone (800)736-3402

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Registrant	Title of Each Class	on Which Registered
FirstEnergy Corp.	Common Stock, $0.10 par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ( X ) No ( )	FirstEnergy Corp.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ( ) No (X)	FirstEnergy Corp.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X ) No ( )	FirstEnergy Corp.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

( )	FirstEnergy Corp.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer (X)	FirstEnergy Corp.
Accelerated Filer ( )	N/A
Non-accelerated Filer ( )	N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ( ) No (X)	FirstEnergy Corp.

State the aggregate market value of the common stock held by non-affiliates of the registrants: FirstEnergy Corp., $17,795,189,814 as of June 30, 2006.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	As of February 27, 2007

FirstEnergy Corp., $0.10 par value	319,205,517

Documents incorporated by reference (to the extent indicated herein):

PART OF FORM 10-K INTO WHICH
DOCUMENT	DOCUMENT IS INCORPORATED

FirstEnergy Corp. Annual Report to Stockholders for the fiscal year ended December 31, 2006 (Pages 3-104)	Part II

Proxy Statements for 2007 Annual Meeting of Stockholders to be held May 15, 2007	Part III

EXPLANATORY NOTE

FirstEnergy Corp. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2007 (the Original Form 10-K), solely to amend Item 5 to furnish a corrected copy of the performance graph that conforms to what will be included in the annual report to stockholders that precedes or accompanies the proxy statement relating to FirstEnergy’s 2007 annual meeting of stockholders. The performance graph that was included in the Original Form 10-K as part of Exhibit 13 thereto contained typographical errors. Except as described in this Explanatory Note, this Form 10-K/A does not modify, amend or update the Original Form 10-K or reflect events occurring after the filing of the Original Form 10-K.

The Original Form 10-K was a combined Form 10-K representing separate filings by each of FirstEnergy Corp., Ohio Edison Company (OE), The Cleveland Electric Illuminating Company (CEI), The Toledo Edison Company (TE), Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). However, this Form 10-K/A constitutes an amendment only to Item 5 of the Original Form 10-K filed by FirstEnergy Corp.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by Item 5 regarding FirstEnergy's market information, including stock exchange listings and quarterly stock market prices, dividends and holders of common stock is included on pages 3 and 4 of FirstEnergy's 2006 Annual Report to Stockholders (Exhibit 13). Information for OE, CEI, TE, JCP&L, Met-Ed and Penelec is not required to be disclosed because they are wholly owned subsidiaries.

Information regarding compensation plans for which shares of FirstEnergy common stock may be issued is incorporated herein by reference to FirstEnergy's 2007 proxy statement filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

The table below includes information on a monthly basis for the fourth quarter, regarding purchases made by FirstEnergy of its common stock during the fourth quarter of 2006.

	Period
	October 1-31, 2006	November 1-30, 2006	December 1-31, 2006	Fourth Quarter
Total Number of Shares Purchased (a)	234,384	76,844	331,411	642,639
Average Price Paid per Share	$58.02	$58.90	$60.58	$59.45
Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	-	-	-	-
Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (b)	1,369,241	1,369,241	1,369,241	1,369,241

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
      Executive and Director Incentive Compensation Plan and shares purchased as part of publicly announced plans.

(b)	FirstEnergy initiated a share repurchase plan on August 10, 2006.

SHAREHOLDER RETURN

The following graph shows the total cumulative return from a $100 investment on December 31, 2001 in FirstEnergy’s common stock compared with the total cumulative returns of the EEI’s Index of Investor-Owned Electric Utility Companies and the S&P 500. This information, which will also be included in the annual report to stockholders that precedes or accompanies the proxy statement relating to FirstEnergy’s 2007 annual meeting of stockholders is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent FirstEnergy specifically incorporates it by reference into such a filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTENERGY CORP.
Registrant

BY:	/s/ Harvey L. Wagner
Harvey L. Wagner
Vice President, Controller
and Chief Accounting Officer

Date: March 21, 2007