Form 10-Q
period 2009-03-31
FIRSTENERGY CORP; OHIO EDISON CO; CLEVELAND ELECTRIC ILLUMINATING CO; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO; FirstEnergy Solutions Corp.; TOLEDO EDISON CO
filed 2009-05-07
CIK 1031296, 73960, 20947, 53456, 65350, 77227, 1407703, 352049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ( ) No (X)	FirstEnergy Solutions Corp.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ( ) No ( )
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF May 7, 2009
FirstEnergy Corp., $0.10 par value	304,835,407
FirstEnergy Solutions Corp., no par value	7
Ohio Edison Company, no par value	60
The Cleveland Electric Illuminating Company, no par value	67,930,743
The Toledo Edison Company, $5 par value	29,402,054
Jersey Central Power & Light Company, $10 par value	13,628,447
Metropolitan Edison Company, no par value	859,500
Pennsylvania Electric Company, $20 par value	4,427,577

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

Forward-Looking Statements: This Form 10-Q includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements include declarations regarding management’s intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “believe,” “estimate” and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Actual results may differ materially due to:
•
the speed and nature of increased competition in the electric utility industry and legislative and regulatory changes affecting how generation rates will be determined following the expiration of existing rate plans in Ohio and Pennsylvania,

•
the impact of the PUCO’s regulatory process on the Ohio Companies associated with the distribution rate case or implementing the recently-approved ESP, including the outcome of any competitive generation procurement process in Ohio,

•	economic or weather conditions affecting future sales and margins,
•	changes in markets for energy services,
•	changing energy and commodity market prices and availability,
•	replacement power costs being higher than anticipated or inadequately hedged,
•	the continued ability of FirstEnergy’s regulated utilities to collect transition and other charges or to recover increased transmission costs,
•	maintenance costs being higher than anticipated,
•	other legislative and regulatory changes, revised environmental requirements, including possible GHG emission regulations,
•	the potential impact of the U.S. Court of Appeals’ July 11, 2008 decision requiring revisions to the CAIR rules and the scope of any laws, rules or regulations that may ultimately take their place,
•
the uncertainty of the timing and amounts of the capital expenditures needed to, among other things, implement the Air Quality Compliance Plan (including that such amounts could be higher than anticipated or that certain generating units may need to be shut down) or levels of emission reductions related to the Consent Decree resolving the NSR litigation or other potential regulatory initiatives,

•
adverse regulatory or legal decisions and outcomes (including, but not limited to, the revocation of necessary licenses or operating permits and oversight) by the NRC (including, but not limited to, the Demand for Information issued to FENOC on May 14, 2007),

•	Met-Ed’s and Penelec’s transmission service charge filings with the PPUC,
•	the continuing availability of generating units and their ability to operate at or near full capacity,
•	the ability to comply with applicable state and federal reliability standards,
•	the ability to accomplish or realize anticipated benefits from strategic goals (including employee workforce initiatives),
•	the ability to improve electric commodity margins and to experience growth in the distribution business,
•
the changing market conditions that could affect the value of assets held in the registrants’ nuclear decommissioning trusts, pension trusts and other trust funds, and cause FirstEnergy to make additional contributions sooner, or in an amount that is larger than currently anticipated,

•	the ability to access the public securities and other capital and credit markets in accordance with FirstEnergy’s financing plan and the cost of such capital,
•	changes in general economic conditions affecting the registrants,
•	the state of the capital and credit markets affecting the registrants,
•
interest rates and any actions taken by credit rating agencies that could negatively affect the registrants’ access to financing or its costs and increase requirements to post additional collateral to support outstanding commodity positions, LOCs and other financial guarantees,

•	the continuing decline of the national and regional economy and its impact on the registrants’ major industrial and commercial customers,
•	issues concerning the soundness of financial institutions and counterparties with which the registrants do business, and
•	the risks and other factors discussed from time to time in the registrants’ SEC filings, and other similar factors.

The foregoing review of factors should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on the registrants’ business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. The registrants expressly disclaim any current intention to update any forward-looking statements contained herein as a result of new information, future events or otherwise.

TABLE OF CONTENTS

Pages
Glossary of Terms	iii-v

Part I. Financial Information

Items 1. and 2. - Financial Statements and Management’s Discussion and Analysis ofFinancial Condition and Results of Operations.

FirstEnergy Corp.

Management's Discussion and Analysis of Financial Condition and	1-35
Results of Operations
Report of Independent Registered Public Accounting Firm	36
Consolidated Statements of Income	37
Consolidated Statements of Comprehensive Income	38
Consolidated Balance Sheets	39
Consolidated Statements of Cash Flows	40

FirstEnergy Solutions Corp.

Management's Narrative Analysis of Results of Operations	41-43
Report of Independent Registered Public Accounting Firm	44
Consolidated Statements of Income and Comprehensive Income	45
Consolidated Balance Sheets	46
Consolidated Statements of Cash Flows	47

Ohio Edison Company

Management's Narrative Analysis of Results of Operations	48-49
Report of Independent Registered Public Accounting Firm	50
Consolidated Statements of Income and Comprehensive Income	51
Consolidated Balance Sheets	52
Consolidated Statements of Cash Flows	53

The Cleveland Electric Illuminating Company

Management's Narrative Analysis of Results of Operations	54-55
Report of Independent Registered Public Accounting Firm	56
Consolidated Statements of Income and Comprehensive Income	57
Consolidated Balance Sheets	58
Consolidated Statements of Cash Flows	59

The Toledo Edison Company

Management's Narrative Analysis of Results of Operations	60-61
Report of Independent Registered Public Accounting Firm	62
Consolidated Statements of Income and Comprehensive Income	63
Consolidated Balance Sheets	64
Consolidated Statements of Cash Flows	65

i

TABLE OF CONTENTS (Cont'd)

Jersey Central Power & Light Company	Pages

Management's Narrative Analysis of Results of Operations	66-67
Report of Independent Registered Public Accounting Firm	68
Consolidated Statements of Income and Comprehensive Income	69
Consolidated Balance Sheets	70
Consolidated Statements of Cash Flows	71

Metropolitan Edison Company

Management's Narrative Analysis of Results of Operations	72-73
Report of Independent Registered Public Accounting Firm	74
Consolidated Statements of Income and Comprehensive Income	75
Consolidated Balance Sheets	76
Consolidated Statements of Cash Flows	77

Pennsylvania Electric Company

Management's Narrative Analysis of Results of Operations	78-79
Report of Independent Registered Public Accounting Firm	80
Consolidated Statements of Income and Comprehensive Income	81
Consolidated Balance Sheets	82
Consolidated Statements of Cash Flows	83

Combined Management’s Discussion and Analysis of Registrant Subsidiaries	84-97

Combined Notes to Consolidated Financial Statements	98-127

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	128

Item 4. Controls and Procedures – FirstEnergy.	128

Item 4T. Controls and Procedures – FES, OE, CEI, TE, JCP&L, Met-Ed and Penelec.	128

Part II. Other Information

Item 1. Legal Proceedings.	129

Item 1A. Risk Factors.	129

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	129

Item 6. Exhibits.	130-131

GLOSSARY OF TERMS

The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and our current and former subsidiaries:

ATSI	American Transmission Systems, Inc., owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FENOC	FirstEnergy Nuclear Operating Company, operates nuclear generating facilities
FES	FirstEnergy Solutions Corp., provides energy-related products and services
FESC	FirstEnergy Service Company, provides legal, financial and other corporate support services
FEV	FirstEnergy Ventures Corp., invests in certain unregulated enterprises and business ventures
FGCO	FirstEnergy Generation Corp., owns and operates non-nuclear generating facilities
FirstEnergy	FirstEnergy Corp., a public utility holding company
GPU	GPU, Inc., former parent of JCP&L, Met-Ed and Penelec, which merged with FirstEnergy on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
JCP&L Transition Funding	JCP&L Transition Funding LLC, a Delaware limited liability company and issuer of transition bonds
JCP&L Transition Funding II	JCP&L Transition Funding II LLC, a Delaware limited liability company and issuer of transition bonds
Met-Ed	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
NGC	FirstEnergy Nuclear Generation Corp., owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
Penelec	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	Met-Ed, Penelec and Penn
PNBV	PNBV Capital Trust, a special purpose entity created by OE in 1996
Shelf Registrants	OE, CEI, TE, JCP&L, Met-Ed and Penelec
Shippingport	Shippingport Capital Trust, a special purpose entity created by CEI and TE in 1997
Signal Peak	A joint venture between FirstEnergy Ventures Corp. and Boich Companies, that owns mining and coal transportation operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
Utilities	OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec
Waverly	The Waverly Power and Light Company, a wholly owned subsidiary of Penelec

The following abbreviations and acronyms are used to identify frequently used terms in this report:

AEP	American Electric Power Company, Inc.
ALJ	Administrative Law Judge
AOCL	Accumulated Other Comprehensive Loss
AQC	Air Quality Control
BGS	Basic Generation Service
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CBP	Competitive Bid Process
CO2	Carbon Dioxide
CTC	Competitive Transition Charge
DOJ	United States Department of Justice
DPA	Department of the Public Advocate, Division of Rate Counsel
EITF	Emerging Issues Task Force
EMP	Energy Master Plan
EPA	United States Environmental Protection Agency
EPACT	Energy Policy Act of 2005
ESP	Electric Security Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
FIN 46R	FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities"
FIN 48	FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”

GLOSSARY OF TERMS Cont’d.

FMB	First Mortgage Bond
FSP	FASB Staff Position
FSP FAS 107-1 and APB 28-1	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”
FSP FAS 115-1 and SFAS 124-1	FSP FAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”
FSP FAS 115-2 and FAS 124-2	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”
FSP FAS 132(R)-1	FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”
FSP FAS 157-4	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”
FTR	Financial Transmission Rights
GAAP	Accounting Principles Generally Accepted in the United States
GHG	Greenhouse Gases
ICE	Intercontinental Exchange
IRS	Internal Revenue Service
kV	Kilovolt
KWH	Kilowatt-hours
LED	Light-emitting Diode
LIBOR	London Interbank Offered Rate
LOC	Letter of Credit
MEIUG	Met-Ed Industrial Users Group
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MRO	Market Rate Offer
MW	Megawatts
MWH	Megawatt-hours
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOV	Notice of Violation
NOX	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NUG	Non-Utility Generation
NUGC	Non-Utility Generation Charge
NYMEX	New York Mercantile Exchange
OPEB	Other Post-Employment Benefits
OVEC	Ohio Valley Electric Corporation
PCRB	Pollution Control Revenue Bond
PICA	Penelec Industrial Customer Alliance
PJM	PJM Interconnection L. L. C.
PLR	Provider of Last Resort; an electric utility’s obligation to provide generation service to customers whose alternative supplier fails to deliver service
PPUC	Pennsylvania Public Utility Commission
PSA	Power Supply Agreement
PUCO	Public Utilities Commission of Ohio
PUHCA	Public Utility Holding Company Act of 1935
RCP	Rate Certainty Plan
RECB	Regional Expansion Criteria and Benefits
RFP	Request for Proposal
RSP	Rate Stabilization Plan
RTC	Regulatory Transition Charge
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
SB221	Amended Substitute Senate Bill 221
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SECA	Seams Elimination Cost Adjustment
SFAS	Statement of Financial Accounting Standards

GLOSSARY OF TERMS Cont’d.

SFAS 115	SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”
SFAS 157	SFAS No. 157, “Fair Value Measurements”
SFAS 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”
SIP	State Implementation Plan(s) Under the Clean Air Act
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
TBC	Transition Bond Charge
TMI-1	Three Mile Island Unit 1
TMI-2	Three Mile Island Unit 2
TSC	Transmission Service Charge
VIE	Variable Interest Entity

v

PART I. FINANCIAL INFORMATION

ITEMS 1. AND 2. FINANCIAL STATEMENTS AND MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FIRSTENERGY CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Net income in the first quarter of 2009 was $115 million, or basic and diluted earnings of $0.39 per share of common stock, compared with net income of $277 million, or basic earnings of $0.91 per share of common stock ($0.90 diluted) in the first quarter of 2008. The decrease in FirstEnergy’s earnings resulted principally from regulatory charges ($168 million after-tax) recognized in the first quarter of 2009 primarily related to the implementation of the Ohio Companies’ Amended ESP.

Change in Basic Earnings Per Share From Prior Year First Quarter

Basic Earnings Per Share – First Quarter 2008	$ 0.91
Regulatory charges – 2009	(0.55)
Income tax resolution – 2009	0.04
Organizational restructuring – 2009	(0.05)
Gain on non-core asset sales – 2008	(0.06)
Trust securities impairment	(0.04)
Revenues	0.18
Fuel and purchased power	(0.24)
Amortization / deferral of regulatory assets	0.13
Other expenses	0.07
Basic Earnings Per Share – First Quarter 2009	$ 0.39

Regulatory Matters - Ohio

Ohio Regulatory Proceedings

On March 25, 2009, the PUCO issued an order approving the Ohio Companies’ Amended ESP, which includes provisions for establishing a competitive bid process for generation supply and pricing for a two-year period beginning June 1, 2009, freezing distribution rates through December 31, 2011, subject to limited exceptions, and reducing CEI’s recoverable Extended RTC balance as of May 31, 2009 by 50 percent ($216 million). On March 4, 2009, the PUCO issued an order allowing the Ohio Companies to provide electric generation service to their customers from April 1, 2009, through May 31, 2009, from FES at the average rate resulting from the Ohio Companies’ December 31, 2008, RFP. The PUCO also approved the continuation of CEI’s purchased power cost deferral and the process under which the Ohio Companies conducted their December RFP. The Amended ESP resulted from a stipulated agreement reached with the PUCO Staff and nearly all of the intervening parties to the case.

Regulatory Matters - Pennsylvania

Pennsylvania Legislative Process

The Governor of Pennsylvania signed Act 129 of 2008 into law in October 2008, which became effective November 14, 2008, to create an energy efficiency and conservation program with requirements to adopt and implement cost-effective plans to reduce energy consumption and peak demand. On March 26, 2009, the PPUC approved the company-specific energy consumption and peak demand reductions that must be achieved under Act 129, which requires electric distribution companies to reduce electricity consumption by 1% by May 31, 2011 and by 3% by May 31, 2013, and an annual system peak demand reduction of 4.5% by May 31, 2013. Costs associated with achieving the reduction will be recovered from customers. Under Act 129, electric distribution companies must develop and file their energy efficiency and peak load reduction plans for compliance with these requirements by July 1, 2009.

Act 129 also requires electric distribution companies to submit by August 14, 2009, a plan to deploy smart metering technology over a time period not to exceed fifteen years.  The costs of developing and implementing the plan as ultimately approved by the PPUC will be recovered from customers.

Met-Ed and Penelec Transmission Rider Filings

On April 15, 2009, Met-Ed and Penelec filed revised TSCs with the PPUC for the period June 1, 2009 through May 31, 2010, as required in connection with the PPUC’s January 2007 rate order. For Penelec’s customers, the new TSC would result in an approximate 1% decrease in monthly bills, reflecting projected PJM transmission costs as well as a reconciliation for costs already incurred. The TSC for Met-Ed’s customers would increase to recover the additional PJM charges paid by Met-Ed in the previous year and to reflect updated projected costs. In order to gradually transition customers to the higher rate, Met-Ed is proposing to continue to recover the prior period deferrals allowed in the PPUC’s May 2008 Order and defer $57.5 million of projected costs into a future TSC to be fully recovered by December 31, 2010. Under this proposal, monthly bills for Met-Ed’s customers would increase approximately 9.4% for the period June 2009 through May 2010.

On May 22, 2008, the PPUC approved the Met-Ed and Penelec annual updates to their TSC for the period June 1, 2008, through May 31, 2009. The PPUC ordered an investigation to review the reasonableness of Met-Ed’s TSC which included a transition approach that would recover past under-recovered costs of $144 million plus carrying charges over a 31-month period and deferral of a portion ($92 million) of projected costs for recovery over a 19-month period beginning June 1, 2009, through December 31, 2010. Hearings and briefing were concluded in February 2009. On March 4, 2009, MEIUG and PICA filed a Petition to reopen the record. Met-Ed and Penelec filed objections to MEIUG and PICA’s Petition on March 13, 2009, resulting in an April 1, 2009, order denying MEIUG & PICA’s Petition to reopen the record. Met-Ed is awaiting a final PPUC decision.

Met-Ed and Penelec Customer Prepayment Plan and Procurement Plan

On September 25, 2008, Met-Ed and Penelec filed a Voluntary Prepayment Plan with the PPUC that would provide an opportunity for residential and small commercial customers to prepay about 9.6% of their monthly electric bills during 2009 and 2010, which would earn interest at 7.5% and be used to reduce electricity charges in 2011 and 2012. Met-Ed, Penelec, the Office of Consumer Advocate and the Office of Small Business Advocate reached a settlement agreement on the Voluntary Prepayment Plan, which the PPUC approved on February 26, 2009.

On February 20, 2009, Met-Ed and Penelec filed with the PPUC a generation procurement plan covering the period January 1, 2011, through May 31, 2013. The plan is designed to provide adequate and reliable service through a prudent mix of long-term, short-term and spot market generation supply as required by Pennsylvania law. The plan proposes a staggered procurement schedule, which varies by customer class. On March 30, 2009, Met-Ed and Penelec filed written Direct Testimony; hearings are scheduled for July 15-17, 2009. Met-Ed and Penelec have requested PPUC approval of their plan by November 2009.

Met-Ed and Penelec NUG Statement Compliance Filing

On March 31, 2009, Met-Ed and Penelec submitted their 5-year NUG Statement Compliance Filing to the PPUC in accordance with their 1998 Restructuring Settlement. Met-Ed proposed to reduce its CTC rate for the residential class with a corresponding increase in the generation rate and the shopping credit, and Penelec proposed to reduce its CTC rate to zero for all classes with a corresponding increase in the generation rate and the shopping credit. While these changes would result in additional annual generation revenue (Met-Ed - $27 million and Penelec - $51 million), overall rates would remain unchanged. The PPUC must act on this filing within 120 days.

Regulatory Matters – New Jersey

JCP&L Solar Renewable Energy Proposal Approved

On March 27, 2009, the NJBPU approved JCP&L’s proposal to help increase the pace of solar energy project development in the state by establishing long-term agreements to purchase and sell Solar Renewable Energy Certificates, which will provide a stable basis for financing solar generation projects. The plan is expected to support the phase-in of approximately 42 megawatts of solar generating capacity over the next three years to help meet the state’s Renewable Portfolio Standards through 2012.

JCP&L Selected for Smart Grid Demonstration

JCP&L is one of three companies selected as a smart grid demonstration host site by the Electric Power Research Institute to test the integration of smart grid and other technologies into operations of existing systems. The technologies exhibited during this project may be one solution to accomplishing the goals of the New Jersey Energy Master Plan by meeting future electricity demand.

Operational Matters

Generation Outages

On February 23, 2009, the Perry Plant began its 12th scheduled refueling and maintenance outage, in which 280 of the plant’s 748 fuel assemblies will be exchanged, safety inspections will be conducted, and several maintenance projects will be completed, including replacement of the plant’s recirculation pump motor.

On April 20, 2009, Beaver Valley Unit 1 began a scheduled refueling and maintenance outage. During the outage, 62 of the 157 fuel assemblies will be exchanged and safety inspections will be conducted. Also, several projects will be completed to ensure continued safe and reliable operations, including maintenance on the cooling tower and the replacement of a pump motor. The unit operated safely and reliably for 545 consecutive days, beating the previous records of 456 days for Unit 1 and 537 days for Unit 2 set in 2006 and 2005, respectively.

FirstEnergy expects generation output for 2009 to be lower than 2008, partly related to three scheduled nuclear refueling outages in 2009 and a number of planned fossil outages in the second half of the year, including the tie in of Sammis Unit 6 as part of FirstEnergy’s air quality control project. FirstEnergy is also re-evaluating its near-term plans for maintenance and capital work and outages scheduled over the next several years and may take advantage of the reduced loads anticipated as a result of economic conditions to undertake additional work on its facilities, including its largest units.

R. E. Burger Plant

On April 1, 2009, FirstEnergy announced plans to retrofit Units 4 and 5 at its R.E. Burger Plant to repower the units with biomass. Retrofitting the Burger Plant will help meet the renewable energy goals set forth in Ohio SB221, utilize much of the existing infrastructure currently in place, preserve approximately 100 jobs and continue positive economic support to Belmont County, making the Burger Plant one of the largest biomass facilities in the United States.

OVEC Participation Interest Sale

On May 1, 2009, FGCO announced the sale of a 9% interest in the output from OVEC to Buckeye Power Generating LLC for $252 million. The sale involves the output of 214 MW from OVEC’s generating facilities in southern Indiana and Ohio. FGCO’s remaining interest in OVEC was reduced to 11.5%. This transaction is expected to increase earnings in the second quarter of 2009 by $159 million.

FirstEnergy Reorganization

On March 3, 2009, FirstEnergy announced it would reduce its management and support staff by 335 employees. This staffing reduction resulted from an effort to enhance efficiencies in response to the economic downturn. The reduction represents approximately four percent of FirstEnergy’s non-union workforce. Severance benefits and career counseling services were provided to eligible employees. Total one-time charges associated with the reorganization were approximately $22 million, or $0.05 per share of common stock.

Financial Matters

On January 20, 2009, Met-Ed issued $300 million of 7.70% Senior Notes due 2019 and used the net proceeds to repay short-term borrowings. On January 27, 2009, JCP&L issued $300 million of 7.35% Senior Notes due 2019 and used the net proceeds to repay short-term borrowings, repurchase equity from FirstEnergy, fund capital expenditures and for other general corporate purposes. On April 24, 2009, TE issued $300 million of 7.25% Senior Secured Notes due 2020 and used the net proceeds to repay short-term borrowings, to fund capital expenditures and for other general corporate purposes.

On February 12, 2009, $153 million of Wachovia LOCs supporting a like amount of NGC’s PCRBs were renewed until March 17, 2014, and on March 10, 2009, $100 million of FGCO’s PCRBs were converted from a variable-rate mode enhanced by Wachovia LOCs to a fixed-rate mode secured by FMBs.

On March 31, 2009, FES and FGCO executed a new $100 million, two-year secured term loan facility with The Royal Bank of Scotland Finance (Ireland) (RBSFI) that replaces an existing $100 million borrowing facility with RBSFI that was expiring in November 2009.

FIRSTENERGY’S BUSINESS

FirstEnergy is a diversified energy company headquartered in Akron, Ohio, that operates primarily through three core business segments (see Results of Operations).

•
Energy Delivery Services transmits and distributes electricity through FirstEnergy’s eight utility operating companies, serving 4.5 million customers within 36,100 square miles of Ohio, Pennsylvania and New Jersey and purchases power for its PLR and default service requirements in Pennsylvania and New Jersey. This business segment derives its revenues principally from the delivery of electricity within FirstEnergy’s service areas and the sale of electric generation service to retail customers who have not selected an alternative supplier (default service) in its Pennsylvania and New Jersey franchise areas.

•
Competitive Energy Services supplies the electric power needs of end-use customers through retail and wholesale arrangements, including associated company power sales to meet a portion of the PLR and default service requirements of FirstEnergy’s Ohio and Pennsylvania utility subsidiaries and competitive retail sales to customers primarily in Ohio, Pennsylvania, Maryland, Michigan and Illinois. This business segment owns or leases and operates 19 generating facilities with a net demonstrated capacity of 13,710 MW and also purchases electricity to meet sales obligations. The segment's net income is primarily derived from affiliated company power sales and non-affiliated electric generation sales revenues less the related costs of electricity generation, including purchased power and net transmission and ancillary costs charged by PJM and MISO to deliver energy to the segment’s customers.

•
Ohio Transitional Generation Services supplies the electric power needs of non-shopping customers under the default service requirements of FirstEnergy’s Ohio Companies. The segment's net income is primarily derived from electric generation sales revenues less the cost of power purchased through the Ohio Companies’ CBP, including net transmission and ancillary costs charged by MISO to deliver energy to retail customers.

RESULTS OF OPERATIONS

The financial results discussed below include revenues and expenses from transactions among FirstEnergy's business segments. A reconciliation of segment financial results is provided in Note 11 to the consolidated financial statements. Net income by major business segment was as follows:

	Three Months Ended
	March 31		Increase
	2009	2008	(Decrease)
Earnings (Loss)	(In millions, except per share data)
By Business Segment
Energy delivery services	$(42)	$179	$(221)
Competitive energy services	155	87	68
Ohio transitional generation services	24	23	1
Other and reconciling adjustments*	(18)	(13)	(5)
Total	$119	$276	$(157)

Basic Earnings Per Share	$0.39	$0.91	$(0.52)
Diluted Earnings Per Share	$0.39	$0.90	$(0.51)

* Consists primarily of interest expense related to holding company debt, corporate support services revenues and expenses, noncontrolling interests and elimination of intersegment transactions.

Summary of Results of Operations – First Quarter 2009 Compared with First Quarter 2008

Financial results for FirstEnergy's major business segments in the first three months of 2009 and 2008 were as follows:

			Ohio
	Energy	Competitive	Transitional	Other and
	Delivery	Energy	Generation	Reconciling	FirstEnergy
First Quarter 2009 Financial Results	Services	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$1,959	$280	$902	$-	$3,141
Other	150	55	10	(22)	193
Internal	-	893	-	(893)	-
Total Revenues	2,109	1,228	912	(915)	3,334

Expenses:
Fuel	-	312	-	-	312
Purchased power	978	160	898	(893)	1,143
Other operating expenses	480	355	18	(26)	827
Provision for depreciation	109	64	-	4	177
Amortization of regulatory assets	406	-	5	-	411
Deferral of new regulatory assets	(43)	-	(50)	-	(93)
General taxes	168	32	2	9	211
Total Expenses	2,098	923	873	(906)	2,988

Operating Income	11	305	39	(9)	346
Other Income (Expense):
Investment income (loss)	29	(29)	1	(12)	(11)
Interest expense	(111)	(28)	-	(55)	(194)
Capitalized interest	1	10	-	17	28
Total Other Expense	(81)	(47)	1	(50)	(177)

Income Before Income Taxes	(70)	258	40	(59)	169
Income taxes	(28)	103	16	(37)	54
Net Income (Loss)	(42)	155	24	(22)	115
Less: Noncontrolling interest income	-	-	-	(4)	(4)
Earnings (Loss) Available To Parent	$(42)	$155	$24	$(18)	$119

			Ohio
	Energy	Competitive	Transitional	Other and
	Delivery	Energy	Generation	Reconciling	FirstEnergy
First Quarter 2008 Financial Results	Services	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$2,050	$289	$691	$-	$3,030
Other	162	40	16	29	247
Internal	-	776	-	(776)	-
Total Revenues	2,212	1,105	707	(747)	3,277

Expenses:
Fuel	1	327	-	-	328
Purchased power	982	206	588	(776)	1,000
Other operating expenses	445	309	77	(32)	799
Provision for depreciation	106	53	-	5	164
Amortization of regulatory assets	249	-	9	-	258
Deferral of new regulatory assets	(100)	-	(5)	-	(105)
General taxes	173	32	1	9	215
Total Expenses	1,856	927	670	(794)	2,659

Operating Income	356	178	37	47	618
Other Income (Expense):
Investment income	45	(6)	1	(23)	17
Interest expense	(103)	(34)	-	(42)	(179)
Capitalized interest	-	7	-	1	8
Total Other Expense	(58)	(33)	1	(64)	(154)

Income Before Income Taxes	298	145	38	(17)	464
Income taxes	119	58	15	(5)	187
Net Income	179	87	23	(12)	277
Less: Noncontrolling interest income	-	-	-	1	1
Earnings Available To Parent	$179	$87	$23	$(13)	$276

Changes Between First Quarter 2009 and
First Quarter 2008 Financial Results
Increase (Decrease)
Revenues:
External
Electric	$(91)	$(9)	$211	$-	$111
Other	(12)	15	(6)	(51)	(54)
Internal	-	117	-	(117)	-
Total Revenues	(103)	123	205	(168)	57

Expenses:
Fuel	(1)	(15)	-	-	(16)
Purchased power	(4)	(46)	310	(117)	143
Other operating expenses	35	46	(59)	6	28
Provision for depreciation	3	11	-	(1)	13
Amortization of regulatory assets	157	-	(4)	-	153
Deferral of new regulatory assets	57	-	(45)	-	12
General taxes	(5)	-	1	-	(4)
Total Expenses	242	(4)	203	(112)	329

Operating Income	(345)	127	2	(56)	(272)
Other Income (Expense):
Investment income (loss)	(16)	(23)	-	11	(28)
Interest expense	(8)	6	-	(13)	(15)
Capitalized interest	1	3	-	16	20
Total Other Income (Expense)	(23)	(14)	-	14	(23)

Income Before Income Taxes	(368)	113	2	(42)	(295)
Income taxes	(147)	45	1	(32)	(133)
Net Income	(221)	68	1	(10)	(162)
Less: Noncontrolling interest income	-	-	-	(5)	(5)
Earnings Available To Parent	$(221)	$68	$1	$(5)	$(157)

Energy Delivery Services – First Quarter 2009 Compared with First Quarter 2008

This segment recognized a net loss of $42 million in the first three months of 2009 compared to net income of $179 million in the first three months of 2008, primarily due to CEI’s $216 million regulatory asset impairment related to the implementation of the Ohio Companies’ Amended ESP and other regulatory charges.

Revenues –

The decrease in total revenues of $103 million resulted from the following sources:

	Three Months Ended
	March 31		Increase
Revenues by Type of Service	2009	2008	(Decrease)
	(In millions)
Distribution services	$849	$955	$(106)
Generation sales:
Retail	812	790	22
Wholesale	188	219	(31)
Total generation sales	1,000	1,009	(9)
Transmission	208	197	11
Other	52	51	1
Total Revenues	$2,109	$2,212	$(103)

The change in distribution deliveries by customer class is summarized in the following table:

Electric Distribution KWH Deliveries
Residential	--%
Commercial	(4.1	) %
Industrial	(17.5	) %
Total Distribution KWH Deliveries	(6.7	) %

The lower revenues from distribution deliveries were driven by the reductions in sales volume. The decrease in electric distribution deliveries to commercial and industrial customers was primarily due to economic conditions in FirstEnergy’s service territory. In the industrial sector, KWH deliveries declined to major automotive (28.4%), steel (40.1%), and refinery customers (15.1%). Transition charges for OE and TE that ceased effective January 1, 2009, with the full recovery of related costs, were offset by PUCO-approved distribution rate increases (see Regulatory Matters – Ohio).

The following table summarizes the price and volume factors contributing to the $9 million decrease in generation revenues in the first quarter of 2009 compared to the first quarter of 2008:

Sources of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of 3.5% decrease in sales volumes	$(27)
Change in prices	49
22
Wholesale:
Effect of 11.6% decrease in sales volumes	(25)
Change in prices	(6)
(31)
Net Decrease in Generation Revenues	$(9)

The decrease in retail generation sales volumes was primarily due to weakened economic conditions partially offset by increased weather-related usage (heating degree days increased by 3.3% in the first quarter of 2009). The increase in retail generation prices during the first three months of 2009 reflected increased generation rates for JCP&L resulting from the New Jersey BGS auction and for Penn under its RFP process. Wholesale generation sales decreased principally as a result of JCP&L selling less power from NUGs. The decrease in prices reflected lower spot market prices for PJM market participants.

Transmission revenues increased $11 million primarily due to higher transmission rates for Met-Ed and Penelec resulting from the annual update to their TSC riders in mid-2008. Met-Ed and Penelec defer the difference between revenues from their transmission rider and transmission costs incurred, resulting in no material effect to current period earnings (see Regulatory Matters – Pennsylvania).

Expenses –

The $242 million increase in total expenses was due to the following:

•
Purchased power costs were $4 million lower in the first three months of 2009 due to reduced volumes and an increase in the amount of NUG costs deferred, partially offset by increased unit costs. The increased unit costs reflected higher JCP&L costs resulting from the BGS auction. JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under NUG agreements exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. The following table summarizes the sources of changes in purchased power costs:

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases from non-affiliates:
Change due to increased unit costs	$120
Change due to decreased volumes	(103)
17
Purchases from FES:
Change due to decreased unit costs	(9)
Change due to increased volumes	22
13

Increase in NUG costs deferred	(34)
Net Decrease in Purchased Power Costs	$(4)

•	An increase in other operating expenses of $34 million resulted from economic development obligations, in accordance with the PUCO-approved ESP, and energy efficiency obligations.

•
An increase in employee benefit costs of $30 million and organizational restructuring costs of $5 million were offset by reductions in contractor costs of $19 million, transmission expense of $11 million and materials and supplies costs of $5 million.

•
An increase of $157 million in amortization of regulatory assets in 2009 was due to the ESP-related impairment of CEI’s regulatory assets ($216 million), partially offset by the cessation of transition cost amortization for OE and TE ($68 million).

•
The deferral of new regulatory assets decreased by $57 million during the first three months of 2009 primarily due to lower PJM transmission cost deferrals ($25 million) and the cessation in 2009 of RCP distribution cost deferrals by the Ohio Companies ($35 million).

•	Depreciation expense increased $3 million due to property additions since the first quarter of 2008.

•	General taxes decreased $5 million primarily due to lower gross receipts taxes on reduced revenues.

Other Expense –

Other expense increased $23 million in 2009 compared to the first three months of 2008, due to lower investment income of $16 million resulting from the repayment of notes receivable from affiliates and higher interest expense (net of capitalized interest) of $7 million due to $600 million of senior notes issued by JCP&L and Met-Ed in January 2009.

Competitive Energy Services – First Quarter 2009 Compared with First Quarter 2008

Net income for this segment was $155 million in the first three months of 2009 compared to $87 million in the same period in 2008. The $68 million increase in net income reflected an increase in gross generation margin, partially offset by higher operating costs.

Revenues –

Total revenues increased $123 million in the first three months of 2009 compared to the same period in 2008. This increase primarily resulted from higher unit prices on affiliated generation sales to the Ohio Companies and increased non-affiliated wholesale sales, partially offset by lower retail sales.

The increase in reported segment revenues resulted from the following sources:

	Three Months Ended
	March 31		Increase
Revenues by Type of Service	2009	2008	(Decrease)
	(In millions)
Non-Affiliated Generation Sales:
Retail	$91	$160	$(69)
Wholesale	189	129	60
Total Non-Affiliated Generation Sales	280	289	(9)
Affiliated Generation Sales	893	776	117
Transmission	25	33	(8)
Lease Revenue	25	-	25
Other	5	7	(2)
Total Revenues	$1,228	$1,105	$123

The lower retail revenues reflect reduced commercial and industrial contract renewals in the PJM market and the termination of certain government aggregation programs in Ohio. Higher non-affiliated wholesale revenues resulted from higher PJM capacity prices and increased sales volumes in the MISO market, partially offset by lower unit prices and volumes in PJM.

The increased affiliated company generation revenues were due to higher unit prices for sales to the Ohio Companies under their CBP, partially offset by lower unit prices to the Pennsylvania Companies and an overall decrease in affiliated sales volumes. While unit prices for each of the Pennsylvania Companies did not change, the mix of sales among the companies caused the composite price to decline. FES supplied less power to the Ohio Companies in the first quarter of 2009 as one of four winning bidders in the Ohio Companies’ RFP process. The amount of power FES will supply to the Ohio Companies for periods beginning on or after June 1, 2009 will be determined by the extent to which FES is successful in bidding in the upcoming CBP, which is currently scheduled to begin on May 13, 2009.

The following tables summarize the price and volume factors contributing to changes in revenues from generation sales:

Source of Change in Non-Affiliated Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of 57.0% decrease in sales volumes	$(91)
Change in prices	22
(69)
Wholesale:
Effect of 33.9% increase in sales volumes	44
Change in prices	16
60
Net Decrease in Non-Affiliated Generation Revenues	$(9)

Source of Change in Affiliated Generation Revenues	Increase (Decrease)
(In millions)
Ohio Companies:
Effect of 24.6% decrease in sales volumes	$(142)
Change in prices	246
104
Pennsylvania Companies:
Effect of 11.1% increase in sales volumes	22
Change in prices	(9)
13
Net Increase in Affiliated Generation Revenues	$117

Transmission revenues decreased $8 million due to decreased retail load in the MISO market ($14 million) partially offset by higher PJM congestion revenue ($6 million). Increased lease revenue represents NGC’s acquisition of the equity interests in the OE and TE  Beaver Valley and Perry sale and leaseback transactions.

Expenses -

Total expenses decreased $4 million in the first three months of 2009 due to the following factors:

•	Purchased power costs decreased $46 million due primarily to lower unit costs ($15 million) and reduced volume requirements ($31 million).

•
Fossil fuel costs decreased $15 million due to decreased generation volumes ($53 million) partially offset by higher unit prices ($38 million). The increased unit prices primarily reflect increased fuel rates on existing coal contracts in the first quarter of 2009.

•
Fossil operating costs decreased $4 million due to a $6 million decrease in contractor costs as a result of reduced maintenance activities, partially offset by organizational restructuring costs of $2 million.

•	Other operating expenses increased $27 million due primarily to increased intersegment billings for leasehold costs from the Ohio Companies.

•	Nuclear operating costs increased $16 million due to higher expenses associated with the 2009 Perry refueling outage than incurred with the 2008 Davis-Besse refueling outage.

•	Higher depreciation expense of $11 million was due to property additions since the first quarter of 2008.

•	Transmission expense increased $7 million due to increased PJM charges.

Other Expense –

Total other expense in the first three months of 2009 was $14 million higher than the first quarter of 2008, primarily due to a $23 million decrease in earnings from nuclear decommissioning trust investments reflecting impairments in the value of securities. This impact was partially offset by a decline in interest expense (net of capitalized interest) of $9 million.

Ohio Transitional Generation Services – First Quarter 2009 Compared with First Quarter 2008

Net income for this segment increased to $24 million in the first three months of 2009 from $23 million in the same period of 2008. Higher operating revenues were almost entirely offset by higher operating expenses, primarily for purchased power.

Revenues –

The increase in reported segment revenues resulted from the following sources:

	Three Months Ended
	March 31
Revenues by Type of Service	2009	2008	Increase (Decrease)
	(In millions)
Generation sales:
Retail	$801	$606	$195
Wholesale	-	3	(3)
Total generation sales	801	609	192
Transmission	110	93	17
Other	1	5	(4)
Total Revenues	$912	$707	$205

The following table summarizes the price and volume factors contributing to the increase in sales revenues from retail customers:

Source of Change in Retail Generation Revenues	Increase
(In millions)
Effect of 5.0% increase in sales volumes	$30
Change in prices	165
Total Increase in Retail Generation Revenues	$195

The increase in generation sales was primarily due to reduced customer shopping as most of the Ohio Companies’ customers returned to PLR service in December 2008 due to the termination of certain government aggregation programs in Ohio. Average prices increased primarily due to an increase in the Ohio Companies’ fuel cost recovery rider that became effective in January 2009.

Increased transmission revenue of $17 million resulted from higher sales volumes and a PUCO-approved transmission tariff increase that was effective in mid-2008. The difference between transmission revenues accrued and transmission expenses incurred is deferred, resulting in no material impact to current period earnings.

Expenses -

Purchased power costs were $310 million higher due primarily to higher unit costs and volumes. The factors contributing to the higher costs are summarized in the following table:

Source of Change in Purchased Power	Increase
(In millions)
Purchases:
Change due to increased unit costs	$284
Change due to increased volumes	26
$310

The increase in purchased volumes was due to the higher retail generation sales requirements described above. The higher unit costs reflect the implementation of the Ohio Companies’ CBP for their power supply for retail customers.

Other operating expenses decreased $59 million due to lower MISO transmission-related expenses and increased intersegment credits related to the Ohio Companies’ generation leasehold interests. The deferral of regulatory assets increased by $45 million due to CEI’s deferral of purchased power costs as approved by the PUCO, partially offset by reduced MISO transmission cost deferrals. The difference between transmission revenues accrued and transmission expenses incurred is deferred or amortized, resulting in no material impact to current period earnings.

Other – First Quarter 2009 Compared with First Quarter 2008

FirstEnergy’s financial results from other operating segments and reconciling items, including interest expense on holding company debt and corporate support services revenues and expenses, resulted in a $10 million decrease in FirstEnergy’s net income in the first three months of 2009 compared to the same period in 2008. The decrease resulted primarily from the absence of the gain on the 2008 sale of telecommunication assets ($19 million, net of taxes), partially offset by the favorable resolution in 2009 of income tax issues relating to prior years ($13 million).

CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy expects its existing sources of liquidity to remain sufficient to meet its anticipated obligations and those of its subsidiaries. FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest and dividend payments. During 2009 and in subsequent years, FirstEnergy expects to satisfy these requirements with a combination of cash from operations and funds from the capital markets as market conditions warrant. FirstEnergy also expects that borrowing capacity under credit facilities will continue to be available to manage working capital requirements during those periods.

As of March 31, 2009, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was principally due to short-term borrowings ($2.4 billion) and the classification of certain variable interest rate PCRBs as currently payable long-term debt. Currently payable long-term debt as of March 31, 2009, included the following (in millions):

Currently Payable Long-term Debt
PCRBs supported by bank LOCs(1)	$1,636
FGCO and NGC unsecured PCRBs(1)	82
Penelec unsecured notes(2)	100
CEI secured notes(3)	150
Met-Ed secured notes(4)	100
NGC collateralized lease obligation bonds	36
Sinking fund requirements	40
$2,144

(1) Interest rate mode permits individual debt holders to put the respective debt back to the issuer prior to maturity.
(2) Matured in April 2009.
(3) Mature in November 2009.
(4) Mature in March 2010.

Short-Term Borrowings

FirstEnergy had approximately $2.4 billion of short-term borrowings as of March 31, 2009, and December 31, 2008. FirstEnergy, along with certain of its subsidiaries, have access to $2.75 billion of short-term financing under a revolving credit facility that expires in August 2012. A total of 25 banks participate in the facility, with no one bank having more than 7.3% of the total commitment. As of May 1, 2009, FirstEnergy had $720 million of bank credit facilities in addition to the $2.75 billion revolving credit facility. Also, an aggregate of $550 million of accounts receivable financing facilities through the Ohio and Pennsylvania Companies may be accessed to meet working capital requirements and for other general corporate purposes. FirstEnergy’s available liquidity as of May 1, 2009, is summarized in the following table:

Company	Type	Maturity	Commitment	Available Liquidity as of May 1, 2009
			(In millions)
FirstEnergy(1)	Revolving	Aug. 2012	$2,750	$227
FirstEnergy and FES	Revolving	May 2009	300	300
FirstEnergy	Bank lines	Various(2)	120	20
FGCO	Term loan	Oct. 2009(3)	300	300
Ohio and Pennsylvania Companies	Receivables financing	Various(4)	550	416
		Subtotal	$4,020	$1,263
		Cash	-	698
		Total	$4,020	$1,961
(1) FirstEnergy Corp. and subsidiary borrowers.
(2) $100 million matures March 31, 2011; $20 million uncommitted line of credit has no maturity date.
(3) Drawn amounts are payable within 30 days and may not be re-borrowed.
(4) $180 million expires December 18, 2009, $370 million expires February 22, 2010.

Revolving Credit Facility

FirstEnergy has the capability to request an increase in the total commitments available under the $2.75 billion revolving credit facility (included in the borrowing capability table above) up to a maximum of $3.25 billion, subject to the discretion of each lender to provide additional commitments. Commitments under the facility are available until August 24, 2012, unless the lenders agree, at the request of the borrowers, to an unlimited number of additional one-year extensions. Generally, borrowings under the facility must be repaid within 364 days. Available amounts for each borrower are subject to a specified sub-limit, as well as applicable regulatory and other limitations.

The following table summarizes the borrowing sub-limits for each borrower under the facility, as well as the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of March 31, 2009:

	Revolving		Regulatory and
	Credit Facility		Other Short-Term
Borrower	Sub-Limit		Debt Limitations
	(In millions)
FirstEnergy	$2,750		$-	(1)
FES	1,000		-	(1)
OE	500		500
Penn	50		39	(2)
CEI	250	(3)	500
TE	250	(3)	500
JCP&L	425		428	(2)
Met-Ed	250		300	(2)
Penelec	250		300	(2)
ATSI	-	(4)	50

(1)No regulatory approvals, statutory or charter limitations applicable.
(2)Excluding amounts which may be borrowed under the regulated companies’ money pool.
(3)Borrowing sub-limits for CEI and TE may be increased to up to $500 million by delivering notice to the administrative agent that such borrower has senior unsecured debt ratings of at least BBB by S&P and Baa2 by Moody’s.
 (4)The borrowing sub-limit for ATSI may be increased up to $100 million by delivering notice to the administrative agent that either (i) ATSI has senior unsecured debt ratings of at least BBB- by S&P and Baa3 by Moody’s or (ii) FirstEnergy has guaranteed ATSI’s obligations of such borrower under the facility.

Under the revolving credit facility, borrowers may request the issuance of LOCs expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under the facility and against the applicable borrower’s borrowing sub-limit.

The revolving credit facility contains financial covenants requiring each borrower to maintain a consolidated debt to total capitalization ratio of no more than 65%, measured at the end of each fiscal quarter. As of March 31, 2009, FirstEnergy’s and its subsidiaries' debt to total capitalization ratios (as defined under the revolving credit facility) were as follows:

Borrower
FirstEnergy(1)	60.8%
FES	57.3%
OE	44.8%
Penn	19.5%
CEI	54.4%
TE	44.6%
JCP&L	36.3%
Met-Ed	50.0%
Penelec	52.0%

(1) As of March 31, 2009, FirstEnergy could issue additional debt of approximately
$3.0 billion, or recognize a reduction in equity of approximately $1.6 billion, and remain within the limitations of the financial covenants required by its revolving credit facility.

The revolving credit facility does not contain provisions that either restrict the ability to borrow or accelerate repayment of outstanding advances as a result of any change in credit ratings. Pricing is defined in “pricing grids”, whereby the cost of funds borrowed under the facility is related to the credit ratings of the company borrowing the funds.

FirstEnergy Money Pools

FirstEnergy's regulated companies also have the ability to borrow from each other and the holding company to meet their short-term working capital requirements. A similar but separate arrangement exists among FirstEnergy's unregulated companies. FESC administers these two money pools and tracks surplus funds of FirstEnergy and the respective regulated and unregulated subsidiaries, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first three months of 2009 was 0.97% for the regulated companies’ money pool and 1.01% for the unregulated companies’ money pool.

Pollution Control Revenue Bonds

As of March 31, 2009, FirstEnergy’s currently payable long-term debt includes approximately $1.6 billion (FES - $1.6 billion, Met-Ed - $29 million and Penelec - $45 million) of variable interest rate PCRBs, the bondholders of which are entitled to the benefit of irrevocable direct pay bank LOCs. The interest rates on the PCRBs are reset daily or weekly. Bondholders can tender their PCRBs for mandatory purchase prior to maturity with the purchase price payable from remarketing proceeds or; if the PCRBs are not successfully remarketed, by drawings on the irrevocable direct pay LOCs. The subsidiary obligor is required to reimburse the applicable LOC bank for any such drawings or, if the LOC bank fails to honor its LOC for any reason, must itself pay the purchase price.

The LOCs for FirstEnergy variable interest rate PCRBs were issued by the following banks:

	Aggregate LOC		Reimbursements of
LOC Bank	Amount(4)	LOC Termination Date	LOC Draws Due
	(In millions)
Barclays Bank	$149	June 2009	June 2009
Bank of America(1)	101	June 2009	June 2009
The Bank of Nova Scotia	255	Beginning June 2010	Shorter of 6 months or LOC termination date
The Royal Bank of Scotland	131	June 2012	6 months
KeyBank(2)	266	June 2010	6 months
Wachovia Bank	153	March 2014	March 2014
Barclays Bank(3)	528	Beginning December 2010	30 days
PNC Bank	70	Beginning December 2010	180 days
Total	$1,653

(1) Supported by two participating banks, with each having 50% of the total commitment.
(2) Supported by four participating banks, with the LOC bank having 62% of the total commitment.
(3) Supported by 18 participating banks, with no one bank having more than 14% of the total commitment.
(4) Includes approximately $16 million of applicable interest coverage.

In February 2009, holders of approximately $434 million principal of LOC-supported PCRBs of OE and NGC were notified that the applicable Wachovia Bank LOCs were to expire on March 18, 2009. As a result, these PCRBs were subject to mandatory purchase at a price equal to the principal amount, plus accrued and unpaid interest, which OE and NGC funded through short-term borrowings. In March 2009, FGCO remarketed $100 million of those PCRBs, which were previously held by OE. In addition, approximately $250 million of FirstEnergy’s PCRBs that are currently supported by LOCs are expected to be remarketed or refinanced in fixed interest rate modes and secured by FMBs, thereby eliminating or reducing the need for third-party credit support.

Long-Term Debt Capacity

As of March 31, 2009, the Ohio Companies and Penn had the aggregate capability to issue approximately $2.7 billion of additional FMBs on the basis of property additions and retired bonds under the terms of their respective mortgage indentures. As a result of the issuance of senior secured notes by TE referred to below and related amendments to the TE mortgage indenture’s bonding ratio, that capacity decreased to $2.3 billion. The issuance of FMBs by the Ohio Companies is also subject to provisions of their senior note indentures generally limiting the incurrence of additional secured debt, subject to certain exceptions that would permit, among other things, the issuance of secured debt (including FMBs) supporting pollution control notes or similar obligations, or as an extension, renewal or replacement of previously outstanding secured debt. In addition, these provisions would permit OE, CEI and TE to incur additional secured debt not otherwise permitted by a specified exception of up to $171 million, $164 million and $117 million, respectively, as of March 31, 2009. In April 2009, TE issued $300 million of new senior secured notes backed by FMBs. Concurrently with that issuance and in order to satisfy the limitation on secured debt under its senior note indenture, TE issued an additional $300 million of FMBs to secure $300 million of its outstanding unsecured senior notes originally issued in November 2006. Based upon FGCO’s FMB indenture, net earnings and available bondable property additions as of March 31, 2009, FGCO had the capability to issue $2.7 billion of additional FMBs under the terms of that indenture. Met-Ed and Penelec had the capability to issue secured debt of approximately $423 million and $321 million, respectively, under provisions of their senior note indentures as of March 31, 2009.

FirstEnergy’s access to capital markets and costs of financing are influenced by the ratings of its securities. On March 2, 2009, Moody’s assigned a Baa1 senior secured rating to FES-related secured issuances. The following table displays FirstEnergy’s, FES’ and the Utilities’ securities ratings as of April 30, 2009. S&P’s and Moody’s outlook for FirstEnergy and its subsidiaries remains “stable.”

Issuer	Securities	S&P	Moody’s

FirstEnergy	Senior unsecured	BBB-	Baa3

FES	Senior secured	BBB	Baa1
	Senior unsecured	BBB	Baa2

OE	Senior secured	BBB+	Baa1
	Senior unsecured	BBB	Baa2

Penn	Senior secured	A-	Baa1

CEI	Senior secured	BBB+	Baa2
	Senior unsecured	BBB	Baa3

TE	Senior secured	BBB+	Baa2
	Senior unsecured	BBB	Baa3

JCP&L	Senior unsecured	BBB	Baa2

Met-Ed	Senior unsecured	BBB	Baa2

Penelec	Senior unsecured	BBB	Baa2

On September 22, 2008, FirstEnergy, along with the Shelf Registrants, filed an automatically effective shelf registration statement with the SEC for an unspecified number and amount of securities to be offered thereon. The shelf registration provides FirstEnergy the flexibility to issue and sell various types of securities, including common stock, preferred stock, debt securities, warrants, share purchase contracts, and share purchase units. The Shelf Registrants have utilized, and may in the future utilize, the shelf registration statement to offer and sell unsecured, and in some cases, secured debt securities.

Changes in Cash Position

As of March 31, 2009, FirstEnergy had $399 million in cash and cash equivalents compared to $545 million as of December 31, 2008. Cash and cash equivalents consist of unrestricted, highly liquid instruments with an original or remaining maturity of three months or less. As of March 31, 2009, approximately $311 million of cash and cash equivalents represented temporary overnight deposits.

During the first quarter of 2009, FirstEnergy received $248 million of cash from dividends and equity repurchases from its subsidiaries and paid $168 million in cash dividends to common shareholders. With the exception of Met-Ed, which is currently in an accumulated deficit position, there are no material restrictions on the payment of cash dividends by FirstEnergy’s subsidiaries. In addition to paying dividends from retained earnings, each of FirstEnergy’s electric utility subsidiaries has authorization from the FERC to pay cash dividends from paid-in capital accounts, as long as the subsidiary’s debt to total capitalization ratio (without consideration of retained earnings) remains below 65%.

Cash Flows From Operating Activities

FirstEnergy's consolidated net cash from operating activities is provided primarily by its energy delivery services and competitive energy services businesses (see Results of Operations above). Net cash provided from operating activities was $462 million in the first three months of 2009 compared to $359 million in the first three months of 2008, as summarized in the following table:

	Three Months Ended
	March 31,
Operating Cash Flows	2009	2008
	(In millions)
Net income	$115	$277
Non-cash charges	375	211
Working capital and other	(28)	(129)
	$462	$359

Net cash provided from operating activities increased by $103 million in the first three months of 2009 compared to the first three months of 2008 primarily due to a $164 million increase in non-cash charges and a $101 million increase from working capital and other changes, partially offset by a $162 million decrease in net income (see Results of Operations above). The increase in non-cash charges is primarily due to higher amortization of regulatory assets, including CEI’s $216 million regulatory asset impairment, and changes in accrued compensation and retirement benefits. The change in accrued compensation and retirement benefits resulted primarily from higher non-cash retirement benefit expenses recognized in the first quarter of 2009. The changes in working capital and other primarily resulted from a $52 million increase in the collection of receivables, lower net tax payments of $20 million and an increase in other accrued expenses principally associated with the implementation of the Ohio Companies’ Amended ESP.

Cash Flows From Financing Activities

In the first three months of 2009, cash provided from financing activities was $70 million compared to $224 million in the first three months of 2008. The decrease was primarily due to lower short-term borrowings, partially offset by long-term debt issuances in the first quarter of 2009. The following table summarizes security issuances and redemptions.

	Three Months Ended
	March 31
Securities Issued or Redeemed	2009	2008
	(In millions)
New issues
Pollution control notes	$100	$-
Unsecured notes	600	-
	$700	$-

Redemptions
Pollution control notes(1)	$437	$362
Senior secured notes	7	6
	$444	$368

Short-term borrowings, net	$-	$746

(1) Includes the mandatory purchase of certain auction rate PCRBs described above.

On January 20, 2009, Met-Ed issued $300 million of 7.70% Senior Notes due 2019 and used the net proceeds to repay short-term borrowings. On January 27, 2009, JCP&L issued $300 million of 7.35% Senior Notes due 2019 and used the net proceeds to repay short-term borrowings, to fund capital expenditures and for other general corporate purposes. On April 24, 2009, TE issued $300 million of 7.25% Senior Secured Notes due 2020 and used the net proceeds to repay short-term borrowings, to fund capital expenditures and for other general corporate purposes. Each of these issuances was sold off the shelf registration referenced above.

Cash Flows From Investing Activities

Net cash flows used in investing activities resulted principally from property additions. Additions for the energy delivery services segment primarily include expenditures related to transmission and distribution facilities. Capital spending by the competitive energy services segment is principally generation-related. The following table summarizes investing activities for the three months ended March 31, 2009, and 2008 by business segment:

Summary of Cash Flows	Property
Provided from (Used for) Investing Activities	Additions	Investments	Other	Total
Sources (Uses)	(In millions)

Three Months Ended March 31, 2009
Energy delivery services	$(165)	$51	$(14)	$(128)
Competitive energy services	(421)	2	(19)	(438)
Other	(49)	(20)	1	(68)
Inter-segment reconciling items	(19)	(25)	-	(44)
Total	$(654)	8	(32)	(678)

Three Months Ended March 31, 2008
Energy delivery services	$(255)	$33	$2	$(220)
Competitive energy services	(462)	(3)	(19)	(484)
Other	(12)	68	-	56
Inter-segment reconciling items	18	(12)	-	6
Total	$(711)	$86	$(17)	$(642)

Net cash used for investing activities in the first quarter of 2009 increased by $36 million compared to the first quarter of 2008. The increase was primarily due to the absence in 2009 of cash proceeds from the sale of telecommunication assets in the first quarter of 2008 and higher cash investments for the Signal Peak mining operations in 2009, partially offset by lower property additions. Property additions decreased as a result of lower AQC system expenditures in the first quarter of 2009 and the absence in 2009 of acquisition costs for the Fremont Plant in the first quarter of 2008.

During the remaining three quarters of 2009, capital requirements for property additions and capital leases are expected to be approximately $1.4 billion, including approximately $225 million for nuclear fuel. FirstEnergy has additional requirements of approximately $316 million for maturing long-term debt during the remainder of 2009, of which $100 million was redeemed in April 2009. These cash requirements are expected to be satisfied from a combination of internal cash, short-term credit arrangements and funds raised in the capital markets.

FirstEnergy's capital spending for the period 2009-2013 is expected to be approximately $8.1 billion (excluding nuclear fuel), of which approximately $1.6 billion applies to 2009. Investments for additional nuclear fuel during the 2009-2013 period are estimated to be approximately $1.3 billion, of which about $338 million applies to 2009. During the same period, FirstEnergy's nuclear fuel investments are expected to be reduced by approximately $1.0 billion and $136 million, respectively, as the nuclear fuel is consumed.

GUARANTEES AND OTHER ASSURANCES

As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds and LOCs. Some of the guaranteed contracts contain collateral provisions that are contingent upon FirstEnergy’s credit ratings.

As of March 31, 2009, FirstEnergy’s maximum exposure to potential future payments under outstanding guarantees and other assurances approximated $4.5 billion, as summarized below:

Maximum
Guarantees and Other Assurances	Exposure
(In millions)
FirstEnergy Guarantees on Behalf of its Subsidiaries
Energy and Energy-Related Contracts (1)	$433
LOC (long-term debt) – interest coverage (2)	6
Other (3)	742
1,181

Subsidiaries’ Guarantees
Energy and Energy-Related Contracts	77
LOC (long-term debt) – interest coverage (2)	9
FES’ guarantee of FGCO’s sale and leaseback obligations	2,552
2,638

Surety Bonds	111
LOC (long-term debt) – interest coverage (2)	2
LOC (non-debt) (4)(5)	570
683
Total Guarantees and Other Assurances	$4,502

(1)	Issued for open-ended terms, with a 10-day termination right by FirstEnergy.
(2)
Reflects the interest coverage portion of LOCs issued in support of floating rate PCRBs with various maturities. The principal amount of floating-rate PCRBs of $1.6 billion is reflected in currently payable long-term debt on FirstEnergy’s consolidated balance sheets.

(3)
Includes guarantees of $300 million for OVEC obligations and $80 million for nuclear decommissioning funding assurances. Also includes $300 million for a Credit Suisse credit facility for FGCO that is guaranteed by both FirstEnergy and FES.

(4)	Includes $145 million issued for various terms pursuant to LOC capacity available under FirstEnergy’s revolving credit facility.
(5)
Includes approximately $291 million pledged in connection with the sale and leaseback of Beaver Valley Unit 2 by OE and $134 million pledged in connection with the sale and leaseback of Perry Unit 1 by OE. A $236 million LOC relating to the sale-leaseback of Beaver Valley Unit 2 by OE expires in May 2009 and is expected to be replaced by a $161 million LOC.

FirstEnergy guarantees energy and energy-related payments of its subsidiaries involved in energy commodity activities principally to facilitate or hedge normal physical transactions involving electricity, gas, emission allowances and coal. FirstEnergy also provides guarantees to various providers of credit support for the financing or refinancing by its subsidiaries of costs related to the acquisition of property, plant and equipment. These agreements legally obligate FirstEnergy to fulfill the obligations of those subsidiaries directly involved in energy and energy-related transactions or financings where the law might otherwise limit the counterparties' claims. If demands of a counterparty were to exceed the ability of a subsidiary to satisfy existing obligations, FirstEnergy’s guarantee enables the counterparty's legal claim to be satisfied by FirstEnergy assets. FirstEnergy believes the likelihood is remote that such parental guarantees will increase amounts otherwise paid by FirstEnergy to meet its obligations incurred in connection with ongoing energy and energy-related activities.

While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade to below investment grade or a “material adverse event,” the immediate posting of cash collateral, provision of an LOC or accelerated payments may be required of the subsidiary. As of March 31, 2009, FirstEnergy’s maximum exposure under these collateral provisions was $761 million as shown below:

Collateral Provisions	FES	Utilities	Total
	(In millions)
Credit rating downgrade to below investment grade	$315	$170	$485
Acceleration of payment or funding obligation	80	141	221
Material adverse event	50	5	55
Total	$445	$316	$761

Stress case conditions of a credit rating downgrade or “material adverse event” and hypothetical adverse price movements in the underlying commodity markets would increase the total potential amount to $830 million, consisting of $54 million due to “material adverse event” contractual clauses and $776 million due to a below investment grade credit rating.

Most of FirstEnergy’s surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.

In addition to guarantees and surety bonds, FES’ contracts, including power contracts with affiliates awarded through competitive bidding processes, typically contain margining provisions which require the posting of cash or LOCs in amounts determined by future power price movements. Based on FES’ power portfolio as of March 31, 2009, and forward prices as of that date, FES had $205 million of outstanding collateral payments. Under a hypothetical adverse change in forward prices (15% decrease in the first 12 months and 20% decrease thereafter in prices), FES would be required to post an additional $77 million. Depending on the volume of forward contracts entered and future price movements, FES could be required to post significantly higher amounts for margining.

OFF-BALANCE SHEET ARRANGEMENTS

FES and the Ohio Companies have obligations that are not included on their Consolidated Balance Sheets related to sale and leaseback arrangements involving the Bruce Mansfield Plant, Perry Unit 1 and Beaver Valley Unit 2, which are satisfied through operating lease payments. The total present value of these sale and leaseback operating lease commitments, net of trust investments is $1.7 billion as of March 31, 2009.

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

Commodity Price Risk

FirstEnergy is exposed to financial and market risks resulting from the fluctuation of interest rates and commodity prices -- electricity, energy transmission, natural gas, coal, nuclear fuel and emission allowances. To manage the volatility relating to these exposures, FirstEnergy uses a variety of non-derivative and derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used principally for hedging purposes. Derivatives that fall within the scope of SFAS 133 must be recorded at their fair value and marked to market. The majority of FirstEnergy’s derivative hedging contracts qualify for the normal purchase and normal sale exception under SFAS 133 and are therefore excluded from the tables below. Contracts that are not exempt from such treatment include certain power purchase agreements with NUG entities that were structured pursuant to the Public Utility Regulatory Policies Act of 1978. These non-trading contracts are adjusted to fair value at the end of each quarter, with a corresponding regulatory asset recognized for above-market costs or regulatory liability for below-market costs. The change in the fair value of commodity derivative contracts related to energy production during the first quarter of 2009 is summarized in the following table:

Fair Value of Commodity Derivative Contracts	Non-Hedge	Hedge	Total
	(In millions)
Change in the Fair Value of
Commodity Derivative Contracts:
Outstanding net liability as of January 1, 2009	$(304)	$(41)	$(345)
Additions/change in value of existing contracts	(227)	(10)	(237)
Settled contracts	74	22	96
Outstanding net liability as of March 31, 2009 (1)	$(457)	$(29)	$(486)

Non-commodity Net Liabilities as of March 31, 2009:
Interest rate swaps (2)	-	(4)	(4)
Net Liabilities - Derivative Contracts as of March 31, 2009	$(457)	$(33)	$(490)

Impact of Changes in Commodity Derivative Contracts(3)
Income Statement effects (pre-tax)	$1	$-	$1
Balance Sheet effects:
Other comprehensive income (pre-tax)	$-	$12	$12
Regulatory assets (net)	$154	$-	$154

(1)       Includes $457 million in non-hedge commodity derivative contracts (primarily with NUGs), which are offset by a regulatory asset.
(2)       Interest rate swaps are treated as cash flow or fair value hedges.
(3)       Represents the change in value of existing contracts, settled contracts and changes in techniques/assumptions.

  Derivatives are included on the Consolidated Balance Sheet as of March 31, 2009 as follows:

Balance Sheet Classification	Non-Hedge	Hedge	Total
	(In millions)
Current-
Other assets	$1	$23	$24
Other liabilities	(1)	(44)	(45)

Non-Current-
Other deferred charges	359	-	359
Other non-current liabilities	(816)	(12)	(828)

Net liabilities	$(457)	$(33)	$(490)

The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, FirstEnergy relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. FirstEnergy uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making (see Note 4 to the consolidated financial statements). Sources of information for the valuation of commodity derivative contracts as of March 31, 2009 are summarized by year in the following table:

Source of Information
- Fair Value by Contract Year	2009(1)	2010	2011	2012	2013	Thereafter	Total
	(In millions)
Prices actively quoted(2)	$(17)	$(13)	$-	$-	$-	$-	$(30)
Other external sources(3)	(296)	(241)	(195)	(107)	-	-	(839)
Prices based on models	-	-	-	-	44	339	383
Total(4)	$(313)	$(254)	$(195)	$(107)	$44	$339	$(486)

(1)     For the last three quarters of 2009.
(2)     Represents exchange traded NYMEX futures and options.
(3)     Primarily represents contracts based on broker and ICE quotes.
(4)	Includes $457 million in non-hedge commodity derivative contracts (primarily with NUGs), which are offset by a regulatory asset.

FirstEnergy performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. A hypothetical 10% adverse shift (an increase or decrease depending on the derivative position) in quoted market prices in the near term on its derivative instruments would not have had a material effect on its consolidated financial position (assets, liabilities and equity) or cash flows as of March 31, 2009. Based on derivative contracts held as of March 31, 2009, an adverse 10% change in commodity prices would decrease net income by approximately $1 million during the next 12 months.

Forward Starting Swap Agreements - Cash Flow Hedges

FirstEnergy utilizes forward starting swap agreements in order to hedge a portion of the consolidated interest rate risk associated with anticipated future issuances of fixed-rate, long-term debt securities for one or more of its consolidated subsidiaries in 2009 and 2010, and anticipated variable-rate, short-term debt. These derivatives are treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury and LIBOR rates between the date of hedge inception and the date of the debt issuance. During the first three months of 2009, FirstEnergy terminated forward swaps with an aggregate notional value of $100 million. FirstEnergy paid $1.3 million in cash related to the terminations, $0.3 million of which was deemed ineffective and recognized in current period earnings. The remaining effective portion ($1.0 million) will be recognized over the terms of the associated future debt. As of March 31, 2009, FirstEnergy had outstanding forward swaps with an aggregate notional amount of $200 million and an aggregate fair value of $(4) million.

	March 31, 2009			December 31, 2008
	Notional	Maturity	Fair	Notional	Maturity	Fair
Forward Starting Swaps	Amount	Date	Value	Amount	Date	Value
	(In millions)
Cash flow hedges	$100	2009	$(2)	100	2009	$(2)
	100	2010	(2)	100	2010	(2)
	-	2011	-	100	2011	1
	$200		$(4)	300		$(3)

Equity Price Risk

FirstEnergy provides a noncontributory qualified defined benefit pension plan that covers substantially all of its employees and non-qualified pension plans that cover certain employees. The plan provides defined benefits based on years of service and compensation levels. FirstEnergy also provides health care benefits, which include certain employee contributions, deductibles, and co-payments, upon retirement to employees hired prior to January 1, 2005, their dependents, and under certain circumstances, their survivors. The benefit plan assets and obligations are remeasured annually using a December 31 measurement date. Reductions in plan assets from investment losses during 2008 resulted in a decrease to the plans’ funded status of $1.7 billion and an after-tax decrease to common stockholders’ equity of $1.2 billion. As of December 31, 2008, the pension plan was underfunded and FirstEnergy currently estimates that additional cash contributions will be required in 2011 for the 2010 plan year. The overall actual investment result during 2008 was a loss of 23.8% compared to an assumed 9% positive return. Based on an assumed 7% discount rate, FirstEnergy’s pre-tax net periodic pension and OPEB expense was $43 million in the first quarter of 2009.

Nuclear decommissioning trust funds have been established to satisfy NGC’s and our Utilities’ nuclear decommissioning obligations. As of March 31, 2009, approximately 31% of the funds were invested in equity securities and 69% were invested in fixed income securities, with limitations related to concentration and investment grade ratings. The equity securities are carried at their market value of approximately $507 million as of March 31, 2009. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $51 million reduction in fair value as of March 31, 2009. The decommissioning trusts of JCP&L and the Pennsylvania Companies are subject to regulatory accounting, with unrealized gains and losses recorded as regulatory assets or liabilities, since the difference between investments held in trust and the decommissioning liabilities will be recovered from or refunded to customers. NGC, OE and TE recognize in earnings the unrealized losses on available-for-sale securities held in their nuclear decommissioning trusts based on the guidance for other-than-temporary impairments provided in SFAS 115, FSP SFAS 115-1 and SFAS 124-1. On March 27, 2009, FENOC submitted to the NRC a biennial evaluation of the funding status of these trusts and concluded that the amounts in the trusts as of December 31, 2008, when coupled with the rates of return allowable by the NRC (over a safe store period for certain units) and the existing parental guarantee, would provide reasonable assurance of funding for decommissioning cost estimates under current NRC regulations. FirstEnergy does not expect to make additional cash contributions to the nuclear decommissioning trusts in 2009, other than the required annual TMI-2 trust contribution that is collected through customer rates. However, should the trust funds continue to experience declines in market value, FirstEnergy may be required to take measures, such as providing financial guarantees through LOCs or parental guarantees or making additional contributions to the trusts to ensure that the trusts are adequately funded and meet minimum NRC funding requirements.

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

FirstEnergy maintains credit policies with respect to its counterparties to manage overall credit risk. This includes performing independent risk evaluations, actively monitoring portfolio trends and using collateral and contract provisions to mitigate exposure. As part of its credit program, FirstEnergy aggressively manages the quality of its portfolio of energy contracts, evidenced by a current weighted average risk rating for energy contract counterparties of BBB+ (S&P). As of March 31, 2009, the largest credit concentration was with JP Morgan, which is currently rated investment grade, representing 9.6% of FirstEnergy’s total approved credit risk.

OUTLOOK

State Regulatory Matters

In Ohio, New Jersey and Pennsylvania, laws applicable to electric industry restructuring contain similar provisions that are reflected in the Utilities' respective state regulatory plans. These provisions include:

•	restructuring the electric generation business and allowing the Utilities' customers to select a competitive electric generation supplier other than the Utilities;

•	establishing or defining the PLR obligations to customers in the Utilities' service areas;

•	providing the Utilities with the opportunity to recover potentially stranded investment (or transition costs) not otherwise recoverable in a competitive generation market;

•	itemizing (unbundling) the price of electricity into its component elements – including generation, transmission, distribution and stranded costs recovery charges;

•	continuing regulation of the Utilities' transmission and distribution systems; and

•	requiring corporate separation of regulated and unregulated business activities.

The Utilities and ATSI recognize, as regulatory assets, costs which the FERC, the PUCO, the PPUC and the NJBPU have authorized for recovery from customers in future periods or for which authorization is probable. Without the probability of such authorization, costs currently recorded as regulatory assets would have been charged to income as incurred. Regulatory assets that do not earn a current return totaled approximately $130 million as of March 31, 2009 (JCP&L - $54 million and Met-Ed - $76 million). Regulatory assets not earning a current return (primarily for certain regulatory transition costs and employee postretirement benefits) are expected to be recovered by 2014 for JCP&L and by 2020 for Met-Ed. The following table discloses regulatory assets by company:

	March 31,	December 31,	Increase
Regulatory Assets*	2009	2008	(Decrease)
	(In millions)
OE	$545	$575	$(30)
CEI	618	784	(166)
TE	96	109	(13)
JCP&L	1,162	1,228	(66)
Met-Ed	490	413	77
ATSI	27	31	(4)
Total	$2,938	$3,140	$(202)

*
Penelec had net regulatory liabilities of approximately $49 million and $137 million as of March 31, 2009 and December 31, 2008, respectively. These net regulatory liabilities are included in Other
Non-current Liabilities on the Consolidated Balance Sheets.

Regulatory assets by source are as follows:

	March 31,	December 31,	Increase
Regulatory Assets By Source	2009	2008	(Decrease)
	(In millions)
Regulatory transition costs	$1,437	$1,452	$(15)
Customer shopping incentives	211	420	(209)
Customer receivables for future income taxes	220	245	(25)
Loss on reacquired debt	50	51	(1)
Employee postretirement benefits	29	31	(2)
Nuclear decommissioning, decontamination
and spent fuel disposal costs	(56)	(57)	1
Asset removal costs	(225)	(215)	(10)
MISO/PJM transmission costs	342	389	(47)
Purchased power costs	305	214	91
Distribution costs	478	475	3
Other	147	135	12
Total	$2,938	$3,140	$(202)

Reliability Initiatives

In 2005, Congress amended the Federal Power Act to provide for federally-enforceable mandatory reliability standards. The mandatory reliability standards apply to the bulk power system and impose certain operating, record-keeping and reporting requirements on the Utilities and ATSI. The NERC is charged with establishing and enforcing these reliability standards, although it has delegated day-to-day implementation and enforcement of its responsibilities to eight regional entities, including ReliabilityFirst Corporation. All of FirstEnergy’s facilities are located within the ReliabilityFirst region. FirstEnergy actively participates in the NERC and ReliabilityFirst stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards.

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

In April 2007, ReliabilityFirst performed a routine compliance audit of FirstEnergy’s bulk-power system within the MISO region and found it to be in full compliance with all audited reliability standards. Similarly, in October 2008, ReliabilityFirst performed a routine compliance audit of FirstEnergy’s bulk-power system within the PJM region and found it to be in full compliance with all audited reliability standards.

On December 9, 2008, a transformer at JCP&L’s Oceanview substation failed, resulting in an outage on certain bulk electric system (transmission voltage) lines out of the Oceanview and Atlantic substations, with customers in the affected area losing power. Power was restored to most customers within a few hours and to all customers within eleven hours. On December 16, 2008, JCP&L provided preliminary information about the event to certain regulatory agencies, including the NERC. On March 31, 2009, the NERC initiated a Compliance Violation Investigation in order to determine JCP&L’s contribution to the electrical event and to review any potential violation of NERC Reliability Standards associated with the event. The initial phase of the investigation requires JCP&L to respond to NERC’s request for factual data about the outage. JCP&L submitted its written response on May 1, 2009. JCP&L is not able at this time to predict what actions, if any, that NERC will take upon receipt of JCP&L’s response to NERC’s data request.

Ohio

On June 7, 2007, the Ohio Companies filed an application for an increase in electric distribution rates with the PUCO and, on August 6, 2007, updated their filing to support a distribution rate increase of $332 million. On December 4, 2007, the PUCO Staff issued its Staff Reports containing the results of its investigation into the distribution rate request. On January 21, 2009, the PUCO granted the Ohio Companies’ application to increase electric distribution rates by $136.6 million (OE - $68.9 million, CEI - $29.2 million and TE - $38.5 million). These increases went into effect for OE and TE on January 23, 2009, and will go into effect for CEI on May 1, 2009. Applications for rehearing of this order were filed by the Ohio Companies and one other party on February 20, 2009. The PUCO granted these applications for rehearing on March 18, 2009.

SB221, which became effective on July 31, 2008, required all electric utilities to file an ESP, and permitted the filing of an MRO. On July 31, 2008, the Ohio Companies filed with the PUCO a comprehensive ESP and a separate MRO. The PUCO denied the MRO application; however, the PUCO later granted the Ohio Companies’ application for rehearing for the purpose of further consideration of the matter. The ESP proposed to phase in new generation rates for customers beginning in 2009 for up to a three-year period and resolve the Ohio Companies’ collection of fuel costs deferred in 2006 and 2007, and the distribution rate request described above. In response to the PUCO’s December 19, 2008 order, which significantly modified and approved the ESP as modified, the Ohio Companies notified the PUCO that they were withdrawing and terminating the ESP application in addition to continuing their current rate plan in effect as allowed by the terms of SB221. On December 31, 2008, the Ohio Companies conducted a CBP for the procurement of electric generation for retail customers from January 5, 2009 through March 31, 2009. The average winning bid price was equivalent to a retail rate of 6.98 cents per kwh. The power supply obtained through this process provides generation service to the Ohio Companies’ retail customers who choose not to shop with alternative suppliers. On January 9, 2009, the Ohio Companies requested the implementation of a new fuel rider to recover the costs resulting from the December 31, 2008 CBP. The PUCO ultimately approved the Ohio Companies’ request for a new fuel rider to recover increased costs resulting from the CBP but did not authorize OE and TE to continue collecting RTC or allow the Ohio Companies to continue collections pursuant to the two existing fuel riders. The new fuel rider allows for current recovery of the increased purchased power costs for OE and TE, and authorizes CEI to collect a portion of those costs currently and defer the remainder for future recovery.

On January 29, 2009, the PUCO ordered its Staff to develop a proposal to establish an ESP for the Ohio Companies. On February 19, 2009, the Ohio Companies filed an Amended ESP application, including an attached Stipulation and Recommendation that was signed by the Ohio Companies, the Staff of the PUCO, and many of the intervening parties. Specifically, the Amended ESP provides that generation will be provided by FES at the average wholesale rate of the CBP process described above for April and May 2009 to the Ohio Companies for their non-shopping customers; for the period of June 1, 2009 through May 31, 2011, retail generation prices will be based upon the outcome of a descending clock CBP on a slice-of-system basis. The PUCO may, at its discretion, phase-in a portion of any increase resulting from this CBP process by authorizing deferral of related purchased power costs, subject to specified limits. The Amended ESP further provides that the Ohio Companies will not seek a base distribution rate increase, subject to certain exceptions, with an effective date of such increase before January 1, 2012, that CEI will agree to write-off approximately $216 million of its Extended RTC balance, and that the Ohio Companies will collect a delivery service improvement rider at an overall average rate of $.002 per kWh for the period of April 1, 2009 through December 31, 2011. The Amended ESP also addresses a number of other issues, including but not limited to, rate design for various customer classes, resolution of the prudence review and the collection of deferred costs that were approved in prior proceedings. On February 26, 2009, the Ohio Companies filed a Supplemental Stipulation, which was signed or not opposed by virtually all of the parties to the proceeding, that supplemented and modified certain provisions of the February 19 Stipulation and Recommendation. Specifically, the Supplemental Stipulation modified the provision relating to governmental aggregation and the Generation Service Uncollectible Rider, provided further detail on the allocation of the economic development funding contained in the Stipulation and Recommendation, and proposed additional provisions related to the collaborative process for the development of energy efficiency programs, among other provisions. The PUCO adopted and approved certain aspects of the Stipulation and Recommendation on March 4, 2009, and adopted and approved the remainder of the Stipulation and Recommendation and Supplemental Stipulation without modification on March 25, 2009. Certain aspects of the Stipulation and Recommendation and Supplemental Stipulation take effect on April 1, 2009 while the remaining provisions take effect on June 1, 2009. The CBP auction is currently scheduled to begin on May 13, 2009. The bidding will occur for a single, two-year product and there will not be a load cap for the bidders.  FES may participate without limitation.

SB221 also requires electric distribution utilities to implement energy efficiency programs that achieve an energy savings equivalent of approximately 166,000 MWH in 2009, 290,000 MWH in 2010, 410,000 MWH in 2011, 470,000 MWH in 2012 and 530,000 MWH in 2013. Utilities are also required to reduce peak demand in 2009 by one percent, with an additional seventy-five hundredths of one percent reduction each year thereafter through 2018.  Costs associated with compliance are recoverable from customers.

Pennsylvania

Met-Ed and Penelec purchase a portion of their PLR and default service requirements from FES through a fixed-price partial requirements wholesale power sales agreement. The agreement allows Met-Ed and Penelec to sell the output of NUG energy to the market and requires FES to provide energy at fixed prices to replace any NUG energy sold to the extent needed for Met-Ed and Penelec to satisfy their PLR and default service obligations. If Met-Ed and Penelec were to replace the entire FES supply at current market power prices without corresponding regulatory authorization to increase their generation prices to customers, each company would likely incur a significant increase in operating expenses and experience a material deterioration in credit quality metrics. Under such a scenario, each company's credit profile would no longer be expected to support an investment grade rating for their fixed income securities. If FES ultimately determines to terminate, reduce, or significantly modify the agreement prior to the expiration of Met-Ed’s and Penelec’s generation rate caps in 2010, timely regulatory relief is not likely to be granted by the PPUC. See FERC Matters below for a description of the Third Restated Partial Requirements Agreement, executed by the parties on October 31, 2008, that limits the amount of energy and capacity FES must supply to Met-Ed and Penelec. In the event of a third party supplier default, the increased costs to Met-Ed and Penelec could be material.

On May 22, 2008, the PPUC approved the Met-Ed and Penelec annual updates to the TSC rider for the period June 1, 2008, through May 31, 2009. Various intervenors filed complaints against those filings. In addition, the PPUC ordered an investigation to review the reasonableness of Met-Ed’s TSC, while at the same time allowing Met-Ed to implement the rider June 1, 2008, subject to refund. On July 15, 2008, the PPUC directed the ALJ to consolidate the complaints against Met-Ed with its investigation and a litigation schedule was adopted. Hearings and briefing for both Met-Ed and Penelec have concluded and the companies are awaiting a Recommended Decision from the ALJ. The TSCs include a component from under-recovery of actual transmission costs incurred during the prior period (Met-Ed - $144 million and Penelec - $4 million) and future transmission cost projections for June 2008 through May 2009 (Met-Ed - $258 million and Penelec - $92 million). Met-Ed received PPUC approval for a transition approach that would recover past under-recovered costs plus carrying charges through the new TSC over thirty-one months and defer a portion of the projected costs ($92 million) plus carrying charges for recovery through future TSCs by December 31, 2010.

On April 15, 2009, Met-Ed and Penelec filed revised TSCs with the PPUC for the period June 1, 2009 through May 31, 2010, as required in connection with the PPUC’s January 2007 rate order. For Penelec’s customers, the new TSC would result in an approximate 1% decrease in monthly bills, reflecting projected PJM transmission costs as well as a reconciliation for costs already incurred. The TSC for Met-Ed’s customers would increase to recover the additional PJM charges paid by Met-Ed in the previous year and to reflect updated projected costs. In order to gradually transition customers to the higher rate, Met-Ed is proposing to continue to recover the prior period deferrals allowed in the PPUC’s May 2008 Order and defer $57.5 million of projected costs into a future TSC to be fully recovered by December 31, 2010. Under this proposal, monthly bills for Met-Ed’s customers would increase approximately 9.4% for the period June 2009 through May 2010.

On October 15, 2008, the Governor of Pennsylvania signed House Bill 2200 into law which became effective on November 14, 2008 as Act 129 of 2008. The bill addresses issues such as: energy efficiency and peak load reduction; generation procurement; time-of-use rates; smart meters and alternative energy. Act 129 requires utilities to file with the PPUC an energy efficiency and peak load reduction plan by July 1, 2009 and a smart meter procurement and installation plan by August 14, 2009. On January 15, 2009, in compliance with Act 129, the PPUC issued its proposed guidelines for the filing of utilities’ energy efficiency and peak load reduction plans. Similar guidelines related to Smart Meter deployment were issued for comment on March 30, 2009.

Major provisions of the legislation include:

•
power acquired by utilities to serve customers after rate caps expire will be procured through a competitive procurement process that must include a mix of long-term and short-term contracts and spot market purchases;

•	the competitive procurement process must be approved by the PPUC and may include auctions, RFPs, and/or bilateral agreements;

•	utilities must provide for the installation of smart meter technology within 15 years;

•	a minimum reduction in peak demand of 4.5% by May 31, 2013;

•	minimum reductions in energy consumption of 1% and 3% by May 31, 2011 and May 31, 2013, respectively; and

•	an expanded definition of alternative energy to include additional types of hydroelectric and biomass facilities.

Legislation addressing rate mitigation and the expiration of rate caps was not enacted in 2008; however, several bills addressing these issues have been introduced in the current legislative session, which began in January 2009.  The final form and impact of such legislation is uncertain.

On February 26, 2009, the PPUC approved a Voluntary Prepayment Pan requested by Met-Ed and Penelec that provides an opportunity for residential and small commercial customers to prepay an amount on their monthly electric bills during 2009 and 2010. Customer prepayments earn interest at 7.5% and will be used to reduce electricity charges in 2011 and 2012.

On February 20, 2009, Met-Ed and Penelec filed with the PPUC a generation procurement plan covering the period January 1, 2011 through May 31, 2013. The companies’ plan is designed to provide adequate and reliable service via a prudent mix of long-term, short-term and spot market generation supply, as required by Act 129. The plan proposes a staggered procurement schedule, which varies by customer class, through the use of a descending clock auction. Met-Ed and Penelec have requested PPUC approval of their plan by November 2009.

On March 31, 2009, Met-Ed and Penelec submitted their 5-year NUG Statement Compliance Filing to the PPUC in accordance with their 1998 Restructuring Settlement. Met-Ed proposed to reduce its CTC rate for the residential class with a corresponding increase in the generation rate and the shopping credit, and Penelec proposed to reduce its CTC rate to zero for all classes with a corresponding increase in the generation rate and the shopping credit. While these changes would result in additional annual generation revenue (Met-Ed - $27 million and Penelec - $51 million), overall rates would remain unchanged. The PPUC must act on this filing within 120 days.

New Jersey

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers, costs incurred under NUG agreements, and certain other stranded costs, exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of March 31, 2009, the accumulated deferred cost balance totaled approximately $165 million.

In accordance with an April 28, 2004 NJBPU order, JCP&L filed testimony on June 7, 2004, supporting continuation of the current level and duration of the funding of TMI-2 decommissioning costs by New Jersey customers without a reduction, termination or capping of the funding. On September 30, 2004, JCP&L filed an updated TMI-2 decommissioning study. This study resulted in an updated total decommissioning cost estimate of $729 million (in 2003 dollars) compared to the estimated $528 million (in 2003 dollars) from the prior 1995 decommissioning study. The DPA filed comments on February 28, 2005 requesting that decommissioning funding be suspended. On March 18, 2005, JCP&L filed a response to those comments. JCP&L responded to additional NJBPU staff discovery requests in May and November 2007 and also submitted comments in the proceeding in November 2007. A schedule for further NJBPU proceedings has not yet been set. On March 13, 2009, JCP&L filed its annual SBC Petition with the NJBPU that includes a request for a reduction in the level of recovery of TMI-2 decommissioning costs based on an updated TMI-2 decommissioning cost analysis dated January 2009. This matter is currently pending before the NJBPU.

On August 1, 2005, the NJBPU established a proceeding to determine whether additional ratepayer protections are required at the state level in light of the repeal of the PUHCA pursuant to the EPACT. The NJBPU approved regulations effective October 2, 2006 that prevent a holding company that owns a gas or electric public utility from investing more than 25% of the combined assets of its utility and utility-related subsidiaries into businesses unrelated to the utility industry. These regulations are not expected to materially impact FirstEnergy or JCP&L. Also, in the same proceeding, the NJBPU Staff issued an additional draft proposal on March 31, 2006 addressing various issues including access to books and records, ring-fencing, cross subsidization, corporate governance and related matters. Following public hearing and consideration of comments from interested parties, the NJBPU approved final regulations effective April 6, 2009. These regulations are not expected to materially impact FirstEnergy or JCP&L.

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

The EMP was issued on October 22, 2008, establishing five major goals:

•	maximize energy efficiency to achieve a 20% reduction in energy consumption by 2020;

•	reduce peak demand for electricity by 5,700 MW by 2020;

•	meet 30% of the state’s electricity needs with renewable energy by 2020;

•	examine smart grid technology and develop additional cogeneration and other generation resources consistent with the state’s greenhouse gas targets; and

•	invest in innovative clean energy technologies and businesses to stimulate the industry’s growth in New Jersey.

On January 28, 2009, the NJBPU adopted an order establishing the general process and contents of specific EMP plans that must be filed by December 31, 2009 by New Jersey electric and gas utilities in order to achieve the goals of the EMP. At this time, FirstEnergy cannot determine the impact, if any, the EMP may have on its operations or those of JCP&L.

In support of the New Jersey Governor’s Economic Assistance and Recovery Plan, JCP&L announced its intent to spend approximately $98 million on infrastructure and energy efficiency projects in 2009. An estimated $40 million will be spent on infrastructure projects, including substation upgrades, new transformers, distribution line re-closers and automated breaker operations. Approximately $34 million will be spent implementing new demand response programs as well as expanding on existing programs. Another $11 million will be spent on energy efficiency, specifically replacing transformers and capacitor control systems and installing new LED street lights. The remaining $13 million will be spent on energy efficiency programs that will complement those currently being offered. Completion of the projects is dependent upon resolution of regulatory issues including recovery of the costs associated with plan implementation.

FERC Matters

Transmission Service between MISO and PJM

On November 18, 2004, the FERC issued an order eliminating the through and out rate for transmission service between the MISO and PJM regions. The FERC’s intent was to eliminate multiple transmission charges for a single transaction between the MISO and PJM regions. The FERC also ordered MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a rate mechanism to recover lost transmission revenues created by elimination of this charge (referred to as the Seams Elimination Cost Adjustment or SECA) during a 16-month transition period. The FERC issued orders in 2005 setting the SECA for hearing. The presiding judge issued an initial decision on August 10, 2006, rejecting the compliance filings made by MISO, PJM, and the transmission owners, and directing new compliance filings. This decision is subject to review and approval by the FERC. Briefs addressing the initial decision were filed on September 11, 2006 and October 20, 2006. A final order is pending before the FERC, and in the meantime, FirstEnergy affiliates have been negotiating and entering into settlement agreements with other parties in the docket to mitigate the risk of lower transmission revenue collection associated with an adverse order. On September 26, 2008, the MISO and PJM transmission owners filed a motion requesting that the FERC approve the pending settlements and act on the initial decision. On November 20, 2008, FERC issued an order approving uncontested settlements, but did not rule on the initial decision. On December 19, 2008, an additional order was issued approving two contested settlements.

PJM Transmission Rate

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

On May 18, 2007, certain parties filed for rehearing of the FERC’s April 19, 2007 order. On January 31, 2008, the requests for rehearing were denied. On February 11, 2008, AEP appealed the FERC’s April 19, 2007, and January 31, 2008, orders to the federal Court of Appeals for the D.C. Circuit. The Illinois Commerce Commission, the PUCO and Dayton Power & Light have also appealed these orders to the Seventh Circuit Court of Appeals. The appeals of these parties and others have been consolidated for argument in the Seventh Circuit. Oral argument was held on April 13, 2009, and a decision is expected this summer.

The FERC’s orders on PJM rate design will prevent the allocation of a portion of the revenue requirement of existing transmission facilities of other utilities to JCP&L, Met-Ed and Penelec. In addition, the FERC’s decision to allocate the cost of new 500 kV and above transmission facilities on a PJM-wide basis will reduce the costs of future transmission to be recovered from the JCP&L, Met-Ed and Penelec zones. A partial settlement agreement addressing the “beneficiary pays” methodology for below 500 kV facilities, but excluding the issue of allocating new facilities costs to merchant transmission entities, was filed on September 14, 2007. The agreement was supported by the FERC’s Trial Staff, and was certified by the Presiding Judge to the FERC. On July 29, 2008, the FERC issued an order conditionally approving the settlement subject to the submission of a compliance filing. The compliance filing was submitted on August 29, 2008, and the FERC issued an order accepting the compliance filing on October 15, 2008. On November 14, 2008, PJM submitted revisions to its tariff to incorporate cost responsibility assignments for below 500 kV upgrades included in PJM’s Regional Transmission Expansion Planning process in accordance with the settlement.  The FERC conditionally accepted the compliance filing on January 28, 2009.  PJM submitted a further compliance filing on March 2, 2009, which was accepted by the FERC on April 10, 2009. The remaining merchant transmission cost allocation issues were the subject of a hearing at the FERC in May 2008. An initial decision was issued by the Presiding Judge on September 18, 2008. PJM and FERC trial staff each filed a Brief on Exceptions to the initial decision on October 20, 2008. Briefs Opposing Exceptions were filed on November 10, 2008.

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

On September 17, 2007, AEP filed a complaint under Sections 206 and 306 of the Federal Power Act seeking to have the entire transmission rate design and cost allocation methods used by MISO and PJM declared unjust, unreasonable, and unduly discriminatory, and to have the FERC fix a uniform regional transmission rate design and cost allocation method for the entire MISO and PJM “Super Region” that recovers the average cost of new and existing transmission facilities operated at voltages of 345 kV and above from all transmission customers. Lower voltage facilities would continue to be recovered in the local utility transmission rate zone through a license plate rate. AEP requested a refund effective October 1, 2007, or alternatively, February 1, 2008. On January 31, 2008, the FERC issued an order denying the complaint. The effect of this order is to prevent the shift of significant costs to the FirstEnergy zones in MISO and PJM. A rehearing request by AEP was denied by the FERC on December 19, 2008. On February 17, 2009, AEP appealed the FERC’s January 31, 2008, and December 19, 2008, orders to the U.S. Court of Appeals for the Seventh Circuit. FESC, on behalf of its affiliated operating utility companies, filed a motion to intervene on March 10, 2009.

Duquesne’s Request to Withdraw from PJM

On November 8, 2007, Duquesne Light Company (Duquesne) filed a request with the FERC to exit PJM and to join MISO. Duquesne’s proposed move would affect numerous FirstEnergy interests, including but not limited to the terms under which FirstEnergy’s Beaver Valley Plant would continue to participate in PJM’s energy markets. FirstEnergy, therefore, intervened and participated fully in all of the FERC dockets that were related to Duquesne’s proposed move.

In November, 2008, Duquesne and other parties, including FirstEnergy, negotiated a settlement that would, among other things, allow for Duquesne to remain in PJM and provide for a methodology for Duquesne to meet the PJM capacity obligations for the 2011-2012 auction that excluded the Duquesne load. The settlement agreement was filed on December 10, 2008 and approved by the FERC in an order issued on January 29, 2009. MISO opposed the settlement agreement pending resolution of exit fees alleged to be owed by Duquesne. The FERC did not resolve the exit fee issue in its order. On March 2, 2009, the PPUC filed for rehearing of the FERC's January 29, 2009 order approving the settlement. Thereafter, FirstEnergy and other parties filed in opposition to the rehearing request. The PPUC's rehearing request, and the pleadings in opposition thereto, are pending before the FERC.

Changes ordered for PJM Reliability Pricing Model (RPM) Auction

On May 30, 2008, a group of PJM load-serving entities, state commissions, consumer advocates, and trade associations (referred to collectively as the RPM Buyers) filed a complaint at the FERC against PJM alleging that three of the four transitional RPM auctions yielded prices that are unjust and unreasonable under the Federal Power Act. On September 19, 2008, the FERC denied the RPM Buyers’ complaint. However, the FERC did grant the RPM Buyers’ request for a technical conference to review aspects of the RPM. The FERC also ordered PJM to file on or before December 15, 2008, a report on potential adjustments to the RPM program as suggested in a Brattle Group report. On December 12, 2008, PJM filed proposed tariff amendments that would adjust slightly the RPM program. PJM also requested that the FERC conduct a settlement hearing to address changes to the RPM and suggested that the FERC should rule on the tariff amendments only if settlement could not be reached in January, 2009. The request for settlement hearings was granted. Settlement had not been reached by January 9, 2009 and, accordingly, FirstEnergy and other parties submitted comments on PJM’s proposed tariff amendments. On January 15, 2009, the Chief Judge issued an order terminating settlement talks. On February 9, 2009, PJM and a group of stakeholders submitted an offer of settlement, which used the PJM December 12, 2008 filing as its starting point, and stated that unless otherwise specified, provisions filed by PJM on December 12, 2008, apply.

On March 26, 2009, the FERC accepted in part, and rejected in part, tariff provisions submitted by PJM, revising certain parts of its RPM. Ordered changes included making incremental improvements to RPM; however, the basic construct of RPM remains intact. On April 3, 2009, PJM filed with the FERC requesting clarification on certain aspects of the March 26, 2009 Order. On April 27, 2009, PJM submitted a compliance filing addressing the changes the FERC ordered in the March 26, 2009 Order; numerous parties have filed requests for rehearing of the March 26, 2009 Order.  In addition, the FERC has indefinitely postponed the technical conference on RPM granted in the FERC order of September 19, 2008.

MISO Resource Adequacy Proposal

MISO made a filing on December 28, 2007 that would create an enforceable planning reserve requirement in the MISO tariff for load-serving entities such as the Ohio Companies, Penn Power, and FES. This requirement is proposed to become effective for the planning year beginning June 1, 2009. The filing would permit MISO to establish the reserve margin requirement for load-serving entities based upon a one day loss of load in ten years standard, unless the state utility regulatory agency establishes a different planning reserve for load-serving entities in its state. FirstEnergy believes the proposal promotes a mechanism that will result in commitments from both load-serving entities and resources, including both generation and demand side resources that are necessary for reliable resource adequacy and planning in the MISO footprint. Comments on the filing were submitted on January 28, 2008. The FERC conditionally approved MISO’s Resource Adequacy proposal on March 26, 2008, requiring MISO to submit to further compliance filings. Rehearing requests are pending on the FERC’s March 26 Order. On May 27, 2008, MISO submitted a compliance filing to address issues associated with planning reserve margins. On June 17, 2008, various parties submitted comments and protests to MISO’s compliance filing. FirstEnergy submitted comments identifying specific issues that must be clarified and addressed. On June 25, 2008, MISO submitted a second compliance filing establishing the enforcement mechanism for the reserve margin requirement which establishes deficiency payments for load-serving entities that do not meet the resource adequacy requirements. Numerous parties, including FirstEnergy, protested this filing.

On October 20, 2008, the FERC issued three orders essentially permitting the MISO Resource Adequacy program to proceed with some modifications. First, the FERC accepted MISO's financial settlement approach for enforcement of Resource Adequacy subject to a compliance filing modifying the cost of new entry penalty. Second, the FERC conditionally accepted MISO's compliance filing on the qualifications for purchased power agreements to be capacity resources, load forecasting, loss of load expectation, and planning reserve zones. Additional compliance filings were directed on accreditation of load modifying resources and price responsive demand. Finally, the FERC largely denied rehearing of its March 26 order with the exception of issues related to behind the meter resources and certain ministerial matters. On November 19, 2008, MISO made various compliance filings pursuant to these orders. Issuance of orders on rehearing and two of the compliance filings occurred on February 19, 2009. No material changes were made to MISO’s Resource Adequacy program. On April 16, 2009, the FERC issued an additional order on rehearing and compliance, approving MISO’s proposed financial settlement provision for Resource Adequacy. The MISO Resource Adequacy process is expected to start as planned effective June 1, 2009, the beginning of the MISO planning year.

FES Sales to Affiliates

On October 24, 2008, FES, on its own behalf and on behalf of its generation-controlling subsidiaries, filed an application with the FERC seeking a waiver of the affiliate sales restrictions between FES and the Ohio Companies. The purpose of the waiver is to ensure that FES will be able to continue supplying a material portion of the electric load requirements of the Ohio Companies after January 1, 2009 pursuant to either an ESP or MRO as filed with the PUCO. FES previously obtained a similar waiver for electricity sales to its affiliates in New Jersey, New York, and Pennsylvania. On December 23, 2008, the FERC issued an order granting the waiver request and the Ohio Companies made the required compliance filing on December 30, 2008. In January 2009, several parties filed for rehearing of the FERC’s December 23, 2008 order. In response, FES filed an answer to requests for rehearing on February 5, 2009. The requests and responses are pending before the FERC.

FES supplied all of the power requirements for the Ohio Companies pursuant to a Power Supply Agreement that ended on December 31, 2008. On January 2, 2009, FES signed an agreement to provide 75% of the Ohio Companies’ power requirements for the period January 5, 2009 through March 31, 2009. Subsequently, FES signed an agreement to provide 100% of the Ohio Companies’ power requirements for the period April 1, 2009 through May 31, 2009. On March 4, 2009, the PUCO issued an order approving these two affiliate sales agreements. FERC authorization for these affiliate sales was by means of the December 23, 2008 waiver.

On October 31, 2008, FES executed a Third Restated Partial Requirements Agreement with Met-Ed, Penelec, and Waverly effective November 1, 2008. The Third Restated Partial Requirements Agreement limits the amount of capacity and energy required to be supplied by FES in 2009 and 2010 to roughly two-thirds of these affiliates’ power supply requirements. Met-Ed, Penelec, and Waverly have committed resources in place for the balance of their expected power supply during 2009 and 2010. Under the Third Restated Partial Requirements Agreement, Met-Ed, Penelec, and Waverly are responsible for obtaining additional power supply requirements created by the default or failure of supply of their committed resources. Prices for the power provided by FES were not changed in the Third Restated Partial Requirements Agreement.

Environmental Matters

Various federal, state and local authorities regulate FirstEnergy with regard to air and water quality and other environmental matters. The effects of compliance on FirstEnergy with regard to environmental matters could have a material adverse effect on FirstEnergy's earnings and competitive position to the extent that it competes with companies that are not subject to such regulations and, therefore, do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. FirstEnergy estimates capital expenditures for environmental compliance of approximately $808 million for the period 2009-2013.

FirstEnergy accrues environmental liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. Unasserted claims are reflected in FirstEnergy’s determination of environmental liabilities and are accrued in the period that they become both probable and reasonably estimable.

Clean Air Act Compliance

FirstEnergy is required to meet federally-approved SO2 emissions regulations. Violations of such regulations can result in the shutdown of the generating unit involved and/or civil or criminal penalties of up to $37,500 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. FirstEnergy believes it is currently in compliance with this policy, but cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

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

FirstEnergy complies with SO2 reduction requirements under the Clean Air Act Amendments of 1990 by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOX reductions required by the 1990 Amendments are being achieved through combustion controls, the generation of more electricity at lower-emitting plants, and/or using emission allowances. In September 1998, the EPA finalized regulations requiring additional NOX reductions at FirstEnergy's facilities. The EPA's NOX Transport Rule imposes uniform reductions of NOX emissions (an approximate 85% reduction in utility plant NOX emissions from projected 2007 emissions) across a region of nineteen states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on a conclusion that such NOX emissions are contributing significantly to ozone levels in the eastern United States. FirstEnergy believes its facilities are also complying with the NOX budgets established under SIPs through combustion controls and post-combustion controls, including Selective Catalytic Reduction and SNCR systems, and/or using emission allowances.

In 1999 and 2000, the EPA issued an NOV and the DOJ filed a civil complaint against OE and Penn based on operation and maintenance of the W. H. Sammis Plant (Sammis NSR Litigation) and filed similar complaints involving 44 other U.S. power plants. This case and seven other similar cases are referred to as the NSR cases. OE’s and Penn’s settlement with the EPA, the DOJ and three states (Connecticut, New Jersey and New York) that resolved all issues related to the Sammis NSR litigation was approved by the Court on July 11, 2005. This settlement agreement, in the form of a consent decree, requires reductions of NOX and SO2 emissions at the Sammis, Burger, Eastlake and Mansfield coal-fired plants through the installation of pollution control devices or repowering and provides for stipulated penalties for failure to install and operate such pollution controls or complete repowering in accordance with that agreement. Capital expenditures necessary to complete requirements of the Sammis NSR Litigation consent decree, including repowering Burger Units 4 and 5 for biomass fuel consumption, are currently estimated to be $706 million for 2009-2012 (with $414 million expected to be spent in 2009).

On May 22, 2007, FirstEnergy and FGCO received a notice letter, required 60 days prior to the filing of a citizen suit under the federal CAA, alleging violations of air pollution laws at the Bruce Mansfield Plant, including opacity limitations. Prior to the receipt of this notice, the Plant was subject to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection concerning opacity emissions under which efforts to achieve compliance with the applicable laws will continue. On October 18, 2007, PennFuture filed a complaint, joined by three of its members, in the United States District Court for the Western District of Pennsylvania. On January 11, 2008, FirstEnergy filed a motion to dismiss claims alleging a public nuisance. On April 24, 2008, the Court denied the motion to dismiss, but also ruled that monetary damages could not be recovered under the public nuisance claim. In July 2008, three additional complaints were filed against FGCO in the United States District Court for the Western District of Pennsylvania seeking damages based on Bruce Mansfield Plant air emissions. In addition to seeking damages, two of the complaints seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner”, one being a complaint filed on behalf of twenty-one individuals and the other being a class action complaint, seeking certification as a class action with the eight named plaintiffs as the class representatives. On October 14, 2008, the Court granted FGCO’s motion to consolidate discovery for all four complaints pending against the Bruce Mansfield Plant. FGCO believes the claims are without merit and intends to defend itself against the allegations made in these complaints. The Pennsylvania Department of Health and the U.S. Agency for Toxic Substance and Disease Registry recently disclosed their intention to conduct additional air monitoring in the vicinity of the Mansfield plant.

On December 18, 2007, the state of New Jersey filed a CAA citizen suit alleging NSR violations at the Portland Generation Station against Reliant (the current owner and operator), Sithe Energy (the purchaser of the Portland Station from Met-Ed in 1999), GPU, Inc. and Met-Ed. Specifically, New Jersey alleges that "modifications" at Portland Units 1 and 2 occurred between 1980 and 2005 without preconstruction NSR or permitting under the CAA's prevention of significant deterioration program, and seeks injunctive relief, penalties, attorney fees and mitigation of the harm caused by excess emissions. On March 14, 2008, Met-Ed filed a motion to dismiss the citizen suit claims against it and a stipulation in which the parties agreed that GPU, Inc. should be dismissed from this case. On March 26, 2008, GPU, Inc. was dismissed by the United States District Court. The scope of Met-Ed’s indemnity obligation to and from Sithe Energy is disputed. On October 30, 2008, the state of Connecticut filed a Motion to Intervene, which the Court granted on March 24, 2009. On December 5, 2008, New Jersey filed an amended complaint, adding claims with respect to alleged modifications that occurred after GPU’s sale of the plant. Met-Ed filed a Motion to Dismiss the claims in New Jersey’s Amended Complaint on February 19, 2009. On January 14, 2009, the EPA issued a NOV to Reliant alleging new source review violations at the Portland Generation Station based on “modifications” dating back to 1986. Met-Ed is unable to predict the outcome of this matter. The EPA’s January 14, 2009, NOV also alleged new source review violations at the Keystone and Shawville Stations based on “modifications” dating back to 1984. JCP&L, as the former owner of 16.67% of Keystone Station and Penelec, as former owner and operator of the Shawville Station, are unable to predict the outcome of this matter.

On June 11, 2008, the EPA issued a Notice and Finding of Violation to Mission Energy Westside, Inc. alleging that "modifications" at the Homer City Power Station occurred since 1988 to the present without preconstruction NSR or permitting under the CAA's prevention of significant deterioration program. Mission Energy is seeking indemnification from Penelec, the co-owner (along with New York State Electric and Gas Company) and operator of the Homer City Power Station prior to its sale in 1999. The scope of Penelec’s indemnity obligation to and from Mission Energy is disputed. Penelec is unable to predict the outcome of this matter.

On May 16, 2008, FGCO received a request from the EPA for information pursuant to Section 114(a) of the CAA for certain operating and maintenance information regarding the Eastlake, Lakeshore, Bay Shore and Ashtabula generating plants to allow the EPA to determine whether these generating sources are complying with the NSR provisions of the CAA. On July 10, 2008, FGCO and the EPA entered into an Administrative Consent Order modifying that request and setting forth a schedule for FGCO’s response. On October 27, 2008, FGCO received a second request from the EPA for information pursuant to Section 114(a) of the CAA for additional operating and maintenance information regarding the Eastlake, Lakeshore, Bay Shore and Ashtabula generating plants. FGCO intends to fully comply with the EPA’s information requests, but, at this time, is unable to predict the outcome of this matter.

On August 18, 2008, FirstEnergy received a request from the EPA for information pursuant to Section 114(a) of the CAA for certain operating and maintenance information regarding its formerly-owned Avon Lake and Niles generating plants, as well as a copy of a nearly identical request directed to the current owner, Reliant Energy, to allow the EPA to determine whether these generating sources are complying with the NSR provisions of the CAA. FirstEnergy intends to fully comply with the EPA’s information request, but, at this time, is unable to predict the outcome of this matter.

National Ambient Air Quality Standards

In March 2005, the EPA finalized the CAIR covering a total of 28 states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on proposed findings that air emissions from 28 eastern states and the District of Columbia significantly contribute to non-attainment of the NAAQS for fine particles and/or the "8-hour" ozone NAAQS in other states. CAIR requires reductions of NOX and SO2 emissions in two phases (Phase I in 2009 for NOX, 2010 for SO2 and Phase II in 2015 for both NOX and SO2), ultimately capping SO2 emissions in affected states to just 2.5 million tons annually and NOX emissions to just 1.3 million tons annually. CAIR was challenged in the United States Court of Appeals for the District of Columbia and on July 11, 2008, the Court vacated CAIR “in its entirety” and directed the EPA to “redo its analysis from the ground up.” On September 24, 2008, the EPA, utility, mining and certain environmental advocacy organizations petitioned the Court for a rehearing to reconsider its ruling vacating CAIR. On December 23, 2008, the Court reconsidered its prior ruling and allowed CAIR to remain in effect to “temporarily preserve its environmental values” until the EPA replaces CAIR with a new rule consistent with the Court’s July 11, 2008 opinion. The future cost of compliance with these regulations may be substantial and will depend, in part, on the action taken by the EPA in response to the Court’s ruling.

Mercury Emissions

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized the CAMR, which provides a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping national mercury emissions at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program) and 15 tons per year by 2018. Several states and environmental groups appealed the CAMR to the United States Court of Appeals for the District of Columbia. On February 8, 2008, the Court vacated the CAMR, ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. The EPA petitioned for rehearing by the entire Court, which denied the petition on May 20, 2008. On October 17, 2008, the EPA (and an industry group) petitioned the United States Supreme Court for review of the Court’s ruling vacating CAMR. On February 6, 2009, the EPA moved to dismiss its petition for certiorari. On February 23, 2009, the Supreme Court dismissed the EPA’s petition and denied the industry group’s petition. The EPA is developing new mercury emission standards for coal-fired power plants. FGCO’s future cost of compliance with mercury regulations may be substantial and will depend on the action taken by the EPA and on how they are ultimately implemented.

Pennsylvania has submitted a new mercury rule for EPA approval that does not provide a cap-and-trade approach as in the CAMR, but rather follows a command-and-control approach imposing emission limits on individual sources. On January 30, 2009, the Commonwealth Court of Pennsylvania declared Pennsylvania’s mercury rule “unlawful, invalid and unenforceable” and enjoined the Commonwealth from continued implementation or enforcement of that rule. It is anticipated that compliance with these regulations, if the Commonwealth Court’s rulings were reversed on appeal and Pennsylvania’s mercury rule was implemented, would not require the addition of mercury controls at the Bruce Mansfield Plant, FirstEnergy’s only Pennsylvania coal-fired power plant, until 2015, if at all.

Climate Change

In December 1997, delegates to the United Nations' climate summit in Japan adopted an agreement, the Kyoto Protocol, to address global warming by reducing the amount of man-made GHG, including CO2, emitted by developed countries by 2012. The United States signed the Kyoto Protocol in 1998 but it was never submitted for ratification by the United States Senate. However, the Bush administration had committed the United States to a voluntary climate change strategy to reduce domestic GHG intensity – the ratio of emissions to economic output – by 18% through 2012. Also, in an April 16, 2008 speech, former President Bush set a policy goal of stopping the growth of GHG emissions by 2025, as the next step beyond the 2012 strategy. In addition, the EPACT established a Committee on Climate Change Technology to coordinate federal climate change activities and promote the development and deployment of GHG reducing technologies. President Obama has announced his Administration’s “New Energy for America Plan” that includes, among other provisions, ensuring that 10% of electricity in the United States comes from renewable sources by 2012, and increasing to 25% by 2025; and implementing an economy-wide cap-and-trade program to reduce GHG emissions 80% by 2050.

There are a number of initiatives to reduce GHG emissions under consideration at the federal, state and international level. At the international level, efforts to reach a new global agreement to reduce GHG emissions post-2012 have begun with the Bali Roadmap, which outlines a two-year process designed to lead to an agreement in 2009. At the federal level, members of Congress have introduced several bills seeking to reduce emissions of GHG in the United States, and the Senate Environment and Public Works Committee has passed one such bill. State activities, primarily the northeastern states participating in the Regional Greenhouse Gas Initiative and western states, led by California, have coordinated efforts to develop regional strategies to control emissions of certain GHGs.

On April 2, 2007, the United States Supreme Court found that the EPA has the authority to regulate CO2 emissions from automobiles as “air pollutants” under the CAA. Although this decision did not address CO2 emissions from electric generating plants, the EPA has similar authority under the CAA to regulate “air pollutants” from those and other facilities. On April 17, 2009, the EPA released a “Proposed Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act.” The EPA’s proposed finding concludes that the atmospheric concentrations of several key greenhouse gases threaten the health and welfare of future generations and that the combined emissions of these gases by motor vehicles contribute to the atmospheric concentrations of these key greenhouse gases and hence to the threat of climate change. Although the EPA’s proposed finding, if finalized, does not establish emission requirements for motor vehicles, such requirements would be expected to occur through further rulemakings. Additionally, while the EPA’s proposed findings do not specifically address stationary sources, including electric generating plants, those findings, if finalized, would be expected to support the establishment of future emission requirements by the EPA for stationary sources.

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

On September 7, 2004, the EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility's cooling water system). On January 26, 2007, the United States Court of Appeals for the Second Circuit remanded portions of the rulemaking dealing with impingement mortality and entrainment back to the EPA for further rulemaking and eliminated the restoration option from the EPA’s regulations. On July 9, 2007, the EPA suspended this rule, noting that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. On April 1, 2009, the Supreme Court of the United States reversed one significant aspect of the Second Circuit Court’s opinion and decided that Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. FirstEnergy is studying various control options and their costs and effectiveness. Depending on the results of such studies and the EPA’s further rulemaking and any action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures.

The U.S. Attorney's Office in Cleveland, Ohio has advised FGCO that it is considering prosecution under the Clean Water Act and the Migratory Bird Treaty Act for three petroleum spills at the Edgewater, Lakeshore and Bay Shore plants which occurred on November 1, 2005, January 26, 2007 and February 27, 2007. FGCO is unable to predict the outcome of this matter.

Regulation of Waste Disposal

As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion waste products, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation. The EPA subsequently determined that regulation of coal ash as a hazardous waste is unnecessary. In April 2000, the EPA announced that it will develop national standards regulating disposal of coal ash under its authority to regulate non-hazardous waste. In February 2009, the EPA requested comments from the states on options for regulating coal combustion wastes, including regulation as non-hazardous waste or regulation as a hazardous waste. The future cost of compliance with coal combustion waste regulations may be substantial and will depend, in part, on the regulatory action taken by the EPA and implementation by the states.

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of March 31, 2009, FirstEnergy had approximately $1.6 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. As part of the application to the NRC to transfer the ownership of Davis-Besse, Beaver Valley and Perry to NGC in 2005, FirstEnergy agreed to contribute another $80 million to these trusts by 2010. Consistent with NRC guidance, utilizing a “real” rate of return on these funds of approximately 2% over inflation, these trusts are expected to exceed the minimum decommissioning funding requirements set by the NRC. Conservatively, these estimates do not include any return that the trusts may earn over the 20-year plant useful life extensions that FirstEnergy (and Exelon for TMI-1 as it relates to the timing of the decommissioning of TMI-2) seeks for these facilities.

The Utilities have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of March 31, 2009, based on estimates of the total costs of cleanup, the Utilities' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $91 million have been accrued through March 31, 2009. Included in the total are accrued liabilities of approximately $56 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC.

Other Legal Proceedings

Power Outages and Related Litigation

In July 1999, the Mid-Atlantic States experienced a severe heat wave, which resulted in power outages throughout the service territories of many electric utilities, including JCP&L's territory. In an investigation into the causes of the outages and the reliability of the transmission and distribution systems of all four of New Jersey’s electric utilities, the NJBPU concluded that there was not a prima facie case demonstrating that, overall, JCP&L provided unsafe, inadequate or improper service to its customers. Two class action lawsuits (subsequently consolidated into a single proceeding, the Muise class action) were filed in New Jersey Superior Court in July 1999 against JCP&L, GPU and other GPU companies, seeking compensatory and punitive damages arising from the July 1999 service interruptions in the JCP&L territory.

After various motions, rulings and appeals, the Plaintiffs' claims for consumer fraud, common law fraud, negligent misrepresentation, strict product liability, and punitive damages were dismissed, leaving only the negligence and breach of contract causes of actions. The class was decertified twice by the trial court, and appealed both times by the Plaintiffs, with the results being that: (1) the Appellate Division limited the class only to those customers directly impacted by the outages of JCP&L transformers in Red Bank, NJ, based on a common incident involving the failure of the bushings of two large transformers in the Red Bank substation which resulted in planned and unplanned outages in the area during a 2-3 day period, and (2) in March 2007, the Appellate Division remanded this matter back to the Trial Court to allow plaintiffs sufficient time to establish a damage model or individual proof of damages. Proceedings then continued at the trial court level and a case management conference with the presiding Judge was held on June 13, 2008. At that conference, counsel for the Plaintiffs stated his intent to drop his efforts to create a class-wide damage model and, instead of dismissing the class action, expressed his desire for a bifurcated trial on liability and damages. In response, JCP&L filed an objection to the plaintiffs’ proposed trial plan and another motion to decertify the class. On March 31, 2009, the trial court granted JCP&L’s motion to decertify the class. On April 20, 2009, the Plaintiffs filed their appeal to the trial court's decision to decertify the class.

Nuclear Plant Matters

On May 14, 2007, the Office of Enforcement of the NRC issued a Demand for Information to FENOC, following FENOC’s reply to an April 2, 2007 NRC request for information about two reports prepared by expert witnesses for an insurance arbitration (the insurance claim was subsequently withdrawn by FirstEnergy in December 2007) related to Davis-Besse. The NRC indicated that this information was needed for the NRC “to determine whether an Order or other action should be taken pursuant to 10 CFR 2.202, to provide reasonable assurance that FENOC will continue to operate its licensed facilities in accordance with the terms of its licenses and the Commission’s regulations.” FENOC was directed to submit the information to the NRC within 30 days. On June 13, 2007, FENOC filed a response to the NRC’s Demand for Information reaffirming that it accepts full responsibility for the mistakes and omissions leading up to the damage to the reactor vessel head and that it remains committed to operating Davis-Besse and FirstEnergy’s other nuclear plants safely and responsibly. FENOC submitted a supplemental response clarifying certain aspects of the response to the NRC on July 16, 2007. The NRC issued a Confirmatory Order imposing these commitments on FENOC. In an April 23, 2009 Inspection Report, the NRC concluded that FENOC had completed all necessary actions required by the Confirmatory Order.

In August 2007, FENOC submitted an application to the NRC to renew the operating licenses for the Beaver Valley Power Station (Units 1 and 2) for an additional 20 years. The NRC is required by statute to provide an opportunity for members of the public to request a hearing on the application. No members of the public, however, requested a hearing on the Beaver Valley license renewal application. On September 24, 2008, the NRC issued a draft supplemental Environmental Impact Statement for Beaver Valley. FENOC will continue to work with the NRC Staff as it completes its environmental and technical reviews of the license renewal application, and expects to obtain renewed licenses for the Beaver Valley Power Station in 2009. If renewed licenses are issued by the NRC, the Beaver Valley Power Station’s licenses would be extended until 2036 and 2047 for Units 1 and 2, respectively.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described below.

JCP&L's bargaining unit employees filed a grievance challenging JCP&L's 2002 call-out procedure that required bargaining unit employees to respond to emergency power outages. On May 20, 2004, an arbitration panel concluded that the call-out procedure violated the parties' collective bargaining agreement. On September 9, 2005, the arbitration panel issued an opinion to award approximately $16 million to the bargaining unit employees. A final order identifying the individual damage amounts was issued on October 31, 2007 and the award appeal process was initiated. The union filed a motion with the federal Court to confirm the award and JCP&L filed its answer and counterclaim to vacate the award on December 31, 2007. JCP&L and the union filed briefs in June and July of 2008 and oral arguments were held in the fall. On February 25, 2009, the federal district court denied JCP&L’s motion to vacate the arbitration decision and granted the union’s motion to confirm the award. JCP&L filed a Notice of Appeal to the Third Circuit and a Motion to Stay Enforcement of the Judgment on March 6, 2009; the appeal process could take as long as 24 months. JCP&L recognized a liability for the potential $16 million award in 2005. Post-judgment interest began to accrue as of February 25, 2009, and the liability will be adjusted accordingly.

The union employees at the Bruce Mansfield Plant have been working without a labor contract since February 15, 2008. The parties are continuing to bargain with the assistance of a federal mediator. FirstEnergy has a strike mitigation plan ready in the event of a strike.

The union employees at Met-Ed have been working without a labor contract since May 1, 2009. The parties are continuing to bargain and FirstEnergy has a work continuation plan ready in the event of a strike.

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

NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

FSP FAS 157-4 – “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

In April 2009, the FASB issued Staff Position FAS 157-4, which provides additional guidance to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The FSP establishes a two-step process requiring a reporting entity to first determine if a market is not active in relation to normal market activity for the asset. If evidence indicates the market is not active, an entity would then need to determine whether a quoted price in the market is associated with a distressed transaction. An entity will need to further analyze the transactions or quoted prices, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. Additional disclosures related to the inputs and valuation techniques used in the fair value measurements are also required. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FirstEnergy will adopt the FSP for its interim period ending June 30, 2009. While the FSP will expand disclosure requirements, FirstEnergy does not expect the FSP to have a material effect upon its financial statements.

FSP FAS 115-2 and FAS 124-2 - “Recognition and Presentation of Other-Than-Temporary Impairments”

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, which changes the method to determine whether an other-than-temporary impairment exists for debt securities and the amount of impairment to be recorded in earnings. Under the FSP, management will be required to assert it does not have the intent to sell the debt security, and it is more likely than not it will not have to sell the debt security before recovery of its cost basis. If management is unable to make these assertions, the debt security will be deemed other-than-temporarily impaired and the security will be written down to fair value with the full charge recorded through earnings. If management is able to make the assertions, but there are credit losses associated with the debt security, the portion of impairment related to credit losses will be recognized in earnings while the remaining impairment will be recognized through other comprehensive income. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FirstEnergy will adopt the FSP for its interim period ending June 30, 2009 and does not expect the FSP to have a material effect upon its financial statements.

FSP FAS 107-1 and APB 28-1 - “Interim Disclosures about Fair Value of Financial Instruments”

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, which requires disclosures of the fair value of financial instruments in interim financial statements, as well as in annual financial statements. The FSP also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FirstEnergy will adopt the FSP for its interim period ending June 30, 2009, and expects to expand its disclosures regarding the fair value of financial instruments.

FSP FAS 132 (R)-1 – “Employers’ Disclosures about Postretirement Benefit Plan Assets”

In December 2008, the FASB issued Staff Position FAS 132(R)-1, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Requirements of this FSP include disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant categories of risk. This FSP is effective for fiscal years ending after December 15, 2009. FirstEnergy will expand its disclosures related to postretirement benefit plan assets as a result of this FSP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of
Directors of FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. and its subsidiaries as of March 31, 2009 and the related consolidated statements of income, comprehensive income and cash flows for each of the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, common stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 6 to the accompanying consolidated financial statements, the Company changed its reporting related to noncontrolling interest. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

PricewaterhouseCoopers LLP Cleveland, Ohio May 7, 2009

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31

	2009	2008
	(In millions, except
	per share amounts)
REVENUES:
Electric utilities	$3,020	$2,913
Unregulated businesses	314	364
Total revenues*	3,334	3,277

EXPENSES:
Fuel	312	328
Purchased power	1,143	1,000
Other operating expenses	827	799
Provision for depreciation	177	164
Amortization of regulatory assets	411	258
Deferral of new regulatory assets	(93)	(105)
General taxes	211	215
Total expenses	2,988	2,659

OPERATING INCOME	346	618

OTHER INCOME (EXPENSE):
Investment income (loss), net	(11)	17
Interest expense	(194)	(179)
Capitalized interest	28	8
Total other expense	(177)	(154)

INCOME BEFORE INCOME TAXES	169	464

INCOME TAXES	54	187

NET INCOME	115	277

Less: Noncontrolling interest income (loss)	(4)	1

EARNINGS AVAILABLE TO PARENT	$119	$276

BASIC EARNINGS PER SHARE OF COMMON STOCK	$0.39	$0.91

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	304	304

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.39	$0.90

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	306	307

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.55	$0.55

* Includes $109 million and $114 million of excise tax collections in the first quarter of 2009 and 2008, respectively.

The accompanying Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In millions)

NET INCOME	$115	$277

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	35	(20)
Unrealized gain (loss) on derivative hedges	15	(13)
Change in unrealized gain on available-for-sale securities	(5)	(58)
Other comprehensive income (loss)	45	(91)
Income tax expense (benefit) related to other comprehensive income	15	(33)
Other comprehensive income (loss), net of tax	30	(58)

COMPREHENSIVE INCOME	145	219

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(4)	1

COMPREHENSIVE INCOME ATTRIBUTABLE TO PARENT	$149	$218

The accompanying Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

FIRSTENERGY CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2009	2008
	(In millions)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$399	$545
Receivables-
Customers (less accumulated provisions of $27 million and $28 million,
respectively, for uncollectible accounts)	1,266	1,304
Other (less accumulated provisions of $9 million for uncollectible accounts)	159	167
Materials and supplies, at average cost	657	605
Prepaid taxes	318	283
Other	205	149
	3,004	3,053
PROPERTY, PLANT AND EQUIPMENT:
In service	26,757	26,482
Less - Accumulated provision for depreciation	10,947	10,821
	15,810	15,661
Construction work in progress	2,397	2,062
	18,207	17,723
INVESTMENTS:
Nuclear plant decommissioning trusts	1,649	1,708
Investments in lease obligation bonds	561	598
Other	689	711
	2,899	3,017
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,575	5,575
Regulatory assets	2,938	3,140
Power purchase contract asset	340	434
Other	594	579
	9,447	9,728
	$33,557	$33,521
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$2,144	$2,476
Short-term borrowings	2,397	2,397
Accounts payable	704	794
Accrued taxes	281	333
Other	1,169	1,098
	6,695	7,098
CAPITALIZATION:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 375,000,000 shares-	31	31
304,835,407 shares outstanding
Other paid-in capital	5,459	5,473
Accumulated other comprehensive loss	(1,350)	(1,380)
Retained earnings	4,110	4,159
Total common stockholders' equity	8,250	8,283
Noncontrolling interest	34	32
Total equity	8,284	8,315
Long-term debt and other long-term obligations	9,697	9,100
	17,981	17,415
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,130	2,163
Asset retirement obligations	1,356	1,335
Deferred gain on sale and leaseback transaction	1,018	1,027
Power purchase contract liability	816	766
Retirement benefits	1,896	1,884
Lease market valuation liability	296	308
Other	1,369	1,525
	8,881	9,008
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 8)
	$33,557	$33,521

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$115	$277
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	177	164
Amortization of regulatory assets	411	258
Deferral of new regulatory assets	(93)	(105)
Nuclear fuel and lease amortization	27	26
Deferred purchased power and other costs	(62)	(43)
Deferred income taxes and investment tax credits, net	(28)	89
Investment impairment	36	16
Deferred rents and lease market valuation liability	(14)	4
Stock-based compensation	(13)	(35)
Accrued compensation and retirement benefits	(66)	(142)
Gain on asset sales	(5)	(37)
Electric service prepayment programs	(8)	(19)
Cash collateral received (paid)	(15)	8
Decrease (increase) in operating assets-
Receivables	46	(6)
Materials and supplies	(7)	(17)
Prepaid taxes	(34)	(100)
Increase (decrease) in operating liabilities-
Accounts payable	(90)	(23)
Accrued taxes	(51)	(5)
Accrued interest	118	91
Other	18	(42)
Net cash provided from operating activities	462	359

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	700	-
Short-term borrowings, net	-	746
Redemptions and Repayments-
Long-term debt	(444)	(368)
Net controlled disbursement activity	(10)	6
Common stock dividend payments	(168)	(168)
Other	(8)	8
Net cash provided from financing activities	70	224

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(654)	(711)
Proceeds from asset sales	8	50
Sales of investment securities held in trusts	567	361
Purchases of investment securities held in trusts	(584)	(384)
Cash investments	17	58
Other	(32)	(16)
Net cash used for investing activities	(678)	(642)

Net change in cash and cash equivalents	(146)	(59)
Cash and cash equivalents at beginning of period	545	129
Cash and cash equivalents at end of period	$399	$70

The accompanying Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

FIRSTENERGY SOLUTIONS CORP.

  MANAGEMENT’S NARRATIVE
  ANALYSIS OF RESULTS OF OPERATIONS

FES is a wholly owned subsidiary of FirstEnergy. FES provides energy-related products and services primarily in Ohio, Pennsylvania, Michigan and Maryland, and through its subsidiaries, FGCO and NGC, owns or leases and operates and maintains FirstEnergy’s fossil and hydroelectric generation facilities and owns FirstEnergy’s nuclear generation facilities, respectively. FENOC, a wholly owned subsidiary of FirstEnergy, operates and maintains the nuclear generating facilities.

FES’ revenues have been primarily derived from the sale of electricity (provided from FES’ generating facilities and through purchased power arrangements) to affiliated utility companies to meet all or a portion of their PLR and default service requirements. These affiliated power sales included a full-requirements PSA with OE, CEI and TE to supply each of their default service obligations through December 31, 2008, at prices that considered their respective PUCO-authorized billing rates. See Regulatory Matters – Ohio below for a discussion of Ohio power supply procurement issues for 2009 and beyond. FES continues to have a partial requirements wholesale power sales agreement with its affiliates, Met-Ed and Penelec, to supply a portion of each of their respective default service obligations at fixed prices through 2009. This sales agreement is renewed annually unless cancelled by either party with at least a sixty-day written notice prior to the end of the calendar year. FES also supplies, through May 31, 2009, a portion of Penn’s default service requirements at market-based rates as a result of Penn’s 2008 competitive solicitations. FES’ revenues also include competitive retail and wholesale sales to non-affiliated customers in Ohio, Pennsylvania, New Jersey, Maryland, Michigan and Illinois. These sales may provide a greater portion of revenues in future years depending upon FES’ participation in its Ohio and Pennsylvania utility affiliates’ power procurement arrangements.

Results of Operations

In the first three months of 2009, net income increased to $171 million from $90 million in the same period in 2008. The increase in net income was primarily due to higher revenues and lower fuel and purchased power costs, partially offset by higher other operating expenses, depreciation and other miscellaneous expenses.

Revenues

Revenues increased by $127 million in the first three months of 2009 compared to the same period in 2008 due to increases in revenues from non-affiliated and affiliated wholesale generation sales, partially offset by lower retail generation sales. The increase in revenues resulted from the following sources:

	Three Months Ended
	March 31		Increase
Revenues by Type of Service	2009	2008	(Decrease)
	(In millions)
Non-Affiliated Generation Sales:
Retail	$91	$160	$(69)
Wholesale	189	129	60
Total Non-Affiliated Generation Sales	280	289	(9)
Affiliated Generation Sales	893	776	117
Transmission	25	33	(8)
Other	28	1	27
Total Revenues	$1,226	$1,099	$127

Retail generation sales revenues decreased due to reduced commercial and industrial contract renewals in the PJM market and the termination of certain government aggregation programs in the MISO market that were supplied by FES. Non-affiliated wholesale revenues increased due to higher PJM capacity prices and increased sales volumes in the MISO market, partially offset by lower unit prices and volumes in PJM.

Increased affiliated company wholesale revenues resulted from higher unit prices for sales to the Ohio Companies, under their CBP, partially offset by lower composite prices to the Pennsylvania Companies and an overall decrease in affiliated sales volumes. While unit prices for each of the Pennsylvania Companies did not change, the mix of sales among the companies caused the overall composite price to decline.  FES supplied less power to the Ohio Companies in the first quarter of 2009 as one of four winning bidders in the Ohio Companies’ RFP process.

The following tables summarize the price and volume factors contributing to changes in revenues from non-affiliated and affiliated generation sales in the first three months of 2009 compared to the same period last year:

Increase
Source of Change in Non-Affiliated Generation Revenues	(Decrease)
(In millions)
Retail:
Effect of 57.0% decrease in sales volumes	$(91)
Change in prices	22
(69)
Wholesale:
Effect of 33.9% increase in sales volumes	44
Change in prices	16
60
Net Decrease in Non-Affiliated Generation Revenues	$(9)

Increase
Source of Change in Affiliated Generation Revenues	(Decrease)
(In millions)
Ohio Companies:
Effect of 24.6% decrease in sales volumes	$(142)
Change in prices	246
104
Pennsylvania Companies:
Effect of 11.1% increase in sales volumes	22
Change in prices	(9)
13
Net Increase in Affiliated Generation Revenues	$117

Transmission revenue decreased $8 million due to decreased retail load in the MISO market ($14 million), partially offset by higher PJM congestion revenues ($6 million). Other revenue increased $27 million primarily due to NGC’s lease revenue received from its equity interests in the Beaver Valley Unit 2 and Perry sale and leaseback transactions acquired during the second quarter of 2008.

Expenses

Total expenses decreased by $1 million in the first three months of 2009 compared with the same period of 2008. The following table summarizes the factors contributing to the changes in fuel and purchased power costs in the first three months of 2009 from the same period last year:

Source of Change in Fuel and Purchased Power	Increase (Decrease)
(In millions)
Fossil Fuel:
Change due to increased unit costs	$36
Change due to volume consumed	(52)
(16)
Nuclear Fuel:
Change due to increased unit costs	1
Change due to volume consumed	-
1
Non-affiliated Purchased Power:
Change due to decreased unit costs	(15)
Change due to volume purchased	(31)
(46)
Affiliated Purchased Power:
Change due to increased unit costs	40
Change due to volume purchased	(3)
37
Net Decrease in Fuel and Purchased Power Costs	$(24)

Fossil fuel costs decreased $16 million in the first three months of 2009 primarily as a result of decreased coal consumption, reflecting lower generation. Higher unit prices were due to increased fuel rates on existing coal contracts in the first quarter of 2009. Nuclear fuel costs were relatively unchanged in the first quarter of 2009 from last year.

Purchased power costs from non-affiliates decreased primarily as a result of lower market rates and reduced volume requirements. Purchases from affiliated companies increased as a result of higher unit costs on purchases from the Ohio Companies’ leasehold interests in Beaver Valley Unit 2 and Perry.

Other operating expenses increased by $11 million in the first three months of 2009 from the same period of 2008. The increase was primarily due to 2009 organizational restructuring costs ($4 million) and nuclear operating costs as a result of higher expenses associated with the 2009 Perry refueling outage than incurred with the 2008 Davis-Besse refueling outage ($11 million). Transmission expenses increased as a result of higher congestion charges ($7 million). Partially offsetting the increases were lower fossil contractor costs as a result of rescheduled maintenance activities ($7 million) and lower lease expenses relating to CEI’s and TE’s leasehold improvements in the Mansfield Plant that were transferred to FGCO during the first quarter of 2008 ($5 million).

Depreciation expense increased by $12 million in the first three months of 2009 primarily due to NGC’s acquisition of certain lessor equity interests in the sale and leaseback of Perry and Beaver Valley Unit 2 ($7 million) and property additions since the first quarter of 2008.

Other Expense

Other expense increased by $14 million in the first three months of 2009 from the same period of 2008 primarily due to a greater loss in value of nuclear decommissioning trust investments ($23 million) during the first quarter of 2009. Partially offsetting the higher securities impairments was a $10 million decline in interest expense as a result of higher capitalized interest ($3 million) and lower interest expense to affiliates due to lower rates on loans from the unregulated moneypool ($4 million).

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

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of FirstEnergy Solutions Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Solutions Corp. and its subsidiaries as of March 31, 2009 and the related consolidated statements of income, comprehensive income and cash flows for each of the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, capitalization, common stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP Cleveland, Ohio May 7, 2009

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In thousands)

REVENUES:
Electric sales to affiliates	$892,690	$776,307
Electric sales to non-affiliates	279,746	288,341
Other	53,670	34,468
Total revenues	1,226,106	1,099,116

EXPENSES:
Fuel	306,158	321,689
Purchased power from non-affiliates	160,342	206,724
Purchased power from affiliates	63,207	25,485
Other operating expenses	307,356	296,546
Provision for depreciation	61,373	49,742
General taxes	23,376	23,197
Total expenses	921,812	923,383

OPERATING INCOME	304,294	175,733

OTHER EXPENSE:
Miscellaneous expense	(26,363)	(2,904)
Interest expense to affiliates	(2,979)	(7,210)
Interest expense - other	(22,527)	(24,535)
Capitalized interest	10,078	6,663
Total other expense	(41,791)	(27,986)

INCOME BEFORE INCOME TAXES	262,503	147,747

INCOME TAXES	91,822	57,763

NET INCOME	170,681	89,984

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	2,568	(1,820)
Unrealized gain on derivative hedges	11,016	5,718
Change in unrealized gain on available-for-sale securities	(1,477)	(51,852)
Other comprehensive income (loss)	12,107	(47,954)
Income tax expense (benefit) related to other comprehensive income	4,709	(17,403)
Other comprehensive income (loss), net of tax	7,398	(30,551)

TOTAL COMPREHENSIVE INCOME	$178,079	$59,433

The accompanying Notes to Consolidated Financial Statements as they relate to FirstEnergy Solutions Corp. are an integral part of these statements.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34	$39
Receivables-
Customers (less accumulated provisions of $3,994,000 and $5,899,000,
respectively, for uncollectible accounts)	54,554	86,123
Associated companies	287,935	378,100
Other (less accumulated provisions of $6,702,000 and $6,815,000
respectively, for uncollectible accounts)	66,293	24,626
Notes receivable from associated companies	433,137	129,175
Materials and supplies, at average cost	567,687	521,761
Prepayments and other	112,162	112,535
	1,521,802	1,252,359
PROPERTY, PLANT AND EQUIPMENT:
In service	9,912,603	9,871,904
Less - Accumulated provision for depreciation	4,327,241	4,254,721
	5,585,362	5,617,183
Construction work in progress	2,114,831	1,747,435
	7,700,193	7,364,618
INVESTMENTS:
Nuclear plant decommissioning trusts	995,476	1,033,717
Long-term notes receivable from associated companies	62,900	62,900
Other	31,898	61,591
	1,090,274	1,158,208
DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	241,607	267,762
Lease assignment receivable from associated companies	71,356	71,356
Goodwill	24,248	24,248
Property taxes	50,104	50,104
Unamortized sale and leaseback costs	86,302	69,932
Other	87,141	96,434
	560,758	579,836
	$10,873,027	$10,355,021
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$1,690,942	$2,024,898
Short-term borrowings-
Associated companies	786,116	264,823
Other	1,100,000	1,000,000
Accounts payable-
Associated companies	409,160	472,338
Other	144,837	154,593
Accrued taxes	122,734	79,766
Other	239,984	248,439
	4,493,773	4,244,857
CAPITALIZATION:
Common stockholder's equity -
Common stock, without par value, authorized 750 shares,
7 shares outstanding	1,462,133	1,464,229
Accumulated other comprehensive loss	(84,473)	(91,871)
Retained earnings	1,742,746	1,572,065
Total common stockholder's equity	3,120,406	2,944,423
Long-term debt and other long-term obligations	670,061	571,448
	3,790,467	3,515,871
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	1,018,156	1,026,584
Accumulated deferred investment tax credits	61,645	62,728
Asset retirement obligations	877,073	863,085
Retirement benefits	198,803	194,177
Property taxes	50,104	50,104
Lease market valuation liability	296,376	307,705
Other	86,630	89,910
	2,588,787	2,594,293
COMMITMENTS AND CONTINGENCIES (Note 8)
	$10,873,027	$10,355,021

The accompanying Notes to Consolidated Financial Statements as they relate to FirstEnergy Solutions Corp. are an integral part of these balance sheets.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,681	$89,984
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	61,373	49,742
Nuclear fuel and lease amortization	27,169	25,426
Deferred rents and lease market valuation liability	(37,522)	(34,887)
Deferred income taxes and investment tax credits, net	24,866	30,781
Investment impairment	33,535	14,943
Accrued compensation and retirement benefits	(3,439)	(11,042)
Commodity derivative transactions, net	15,817	8,086
Gain on asset sales	(5,209)	(4,964)
Cash collateral, net	(5,492)	1,601
Decrease (increase) in operating assets:
Receivables	80,067	69,533
Materials and supplies	(865)	(12,948)
Prepayments and other current assets	(3,456)	(12,260)
Increase (decrease) in operating liabilities:
Accounts payable	(61,419)	(17,149)
Accrued taxes	39,846	(28,652)
Accrued interest	10,338	(728)
Other	1,577	(7,514)
Net cash provided from operating activities	347,867	159,952

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	100,000	-
Short-term borrowings, net	621,294	1,281,896
Redemptions and Repayments-
Long-term debt	(335,916)	(288,603)
Common stock dividend payments	-	(10,000)
Net cash provided from financing activities	385,378	983,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(412,805)	(476,529)
Proceeds from asset sales	7,573	5,088
Sales of investment securities held in trusts	351,414	173,123
Purchases of investment securities held in trusts	(356,904)	(181,079)
Loans to associated companies, net	(303,963)	(644,604)
Other	(18,565)	(19,244)
Net cash used for investing activities	(733,250)	(1,143,245)

Net change in cash and cash equivalents	(5)	-
Cash and cash equivalents at beginning of period	39	2
Cash and cash equivalents at end of period	$34	$2

The accompanying Notes to Consolidated Financial Statements as they relate to FirstEnergy Solutions Corp. are an integral part of these statements.

OHIO EDISON COMPANY

  MANAGEMENT’S NARRATIVE
  ANALYSIS OF RESULTS OF OPERATIONS

OE is a wholly owned electric utility subsidiary of FirstEnergy. OE and its wholly owned subsidiary, Penn, conduct business in portions of Ohio and Pennsylvania, providing regulated electric distribution services. They provide generation services to those franchise customers electing to retain OE and Penn as their power supplier. Until December 31, 2008, OE purchased power for delivery and resale from a full requirements power sale agreement with its affiliate FES at a fixed price that reflected the rates approved by the PUCO. See Regulatory Matters – Ohio below for a discussion of Ohio power supply procurement issues for 2009 and beyond.

Results of Operations

In the first three months of 2009, net income decreased to $12 million from $44 million in the same period of 2008. The decrease primarily resulted from the completion of the recovery of transition costs at the end of 2008 and accrued obligations principally associated with the implementation of the ESP in 2009. OE’s financial statements include certain immaterial adjustments that relate to prior periods that reduced net income by $3 million for the first quarter of 2009.

Revenues

Revenues increased by $96 million, or 14.8%, in the first three months of 2009 compared with the same period in 2008, primarily due to increases in retail generation revenues ($114 million) and wholesale revenues ($35 million), partially offset by decreases in distribution throughput revenues ($53 million).

Retail generation revenues increased primarily due to higher average prices across all customer classes and increased KWH sales to residential and commercial customers, reflecting a decrease in customer shopping for those sectors as most of OE’s franchise customers returned to PLR service in December 2008. Reduced industrial KWH sales reflected weakened economic conditions in OE’s and Penn’s service territories. Additional generation revenues from OE’s fuel rider effective in January 2009 contributed to the rate variances (see Regulatory Matters – Ohio).

Changes in retail generation sales and revenues in the first three months of 2009 from the same period in 2008 are summarized in the following tables:

Retail Generation KWH Sales	Increase (Decrease)

Residential	11.8%
Commercial	17.3%
Industrial	(8.2)%
Net Increase in Generation Sales	7.2%

Retail Generation Revenues	Increase
(In millions)
Residential	$55
Commercial	41
Industrial	18
Increase in Generation Revenues	$114

Revenues from distribution throughput decreased by $53 million in the first three months of 2009 compared to the same period in 2008 due to lower average unit prices and lower KWH deliveries to all customer classes. Reduced deliveries to commercial and industrial customers were a result of the weakened economy. Transition charges that ceased effective January 1, 2009, with the full recovery of related costs, were partially offset by a July 2008 increase to a PUCO-approved transmission rider and a January 2009 distribution rate increase (see Regulatory Matters – Ohio).

Changes in distribution KWH deliveries and revenues in the first three months of 2009 from the same period in 2008 are summarized in the following tables.

Distribution KWH Deliveries	Decrease

Residential	(1.0)%
Commercial	(4.7)%
Industrial	(22.9)%
Decrease in Distribution Deliveries	(9.2)%

Distribution Revenues	Decrease
(In millions)
Residential	$(8)
Commercial	(22)
Industrial	(23)
Decrease in Distribution Revenues	$(53)

Expenses

Total expenses increased by $143 million in the first three months of 2009 from the same period of 2008. The following table presents changes from the prior year by expense category.

Expenses – Changes	Increase (Decrease)
(In millions)
Purchased power costs	$130
Other operating costs	17
Amortization of regulatory assets, net	(3)
General taxes	(1)
Net Increase in Expenses	$143

Higher purchased power costs are primarily due to the results of the CBP used for the procurement of electric generation for retail customers during the first quarter of 2009 and higher volumes due to increased retail generation KWH sales. The increase in other operating costs for the first three months of 2009 was primarily due to accruals for economic development programs, in accordance with the PUCO-approved ESP, and energy efficiency obligations. Lower amortization of net regulatory assets was primarily due to the conclusion of transition cost amortization in 2008, partially offset by lower MISO transmission cost deferrals and lower RCP distribution deferrals.

Other Expenses

Other expenses increased by $8 million in the first three months of 2009 compared to the same period in 2008 primarily due to higher interest expense associated with the issuance of OE’s $300 million of FMBs in October 2008.

Legal Proceedings

See the “Regulatory Matters,” “Environmental Matters” and “Other Legal Proceedings” sections within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of legal proceedings applicable to OE.

New Accounting Standards and Interpretations

See the “New Accounting Standards and Interpretations” section within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of new accounting standards and interpretations applicable to OE.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company and its subsidiaries as of March 31, 2009 and the related consolidated statements of income, comprehensive income and cash flows for each of the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, capitalization, common stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 6 to the accompanying consolidated financial statements, the Company changed its reporting related to noncontrolling interest. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

PricewaterhouseCoopers LLP Cleveland, Ohio May 7, 2009

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In thousands)
STATEMENTS OF INCOME
REVENUES:
Electric sales	$720,011	$622,271
Excise and gross receipts tax collections	28,980	30,378
Total revenues	748,991	652,649

EXPENSES:
Purchased power from affiliates	332,336	319,711
Purchased power from non-affiliates	137,813	20,475
Other operating costs	157,830	140,326
Provision for depreciation	21,513	21,493
Amortization of regulatory assets, net	20,211	23,127
General taxes	49,120	50,453
Total expenses	718,823	575,585

OPERATING INCOME	30,168	77,064

OTHER INCOME (EXPENSE):
Investment income	9,362	15,055
Miscellaneous expense	(810)	(3,652)
Interest expense	(23,287)	(17,641)
Capitalized interest	220	110
Total other expense	(14,515)	(6,128)

INCOME BEFORE INCOME TAXES	15,653	70,936

INCOME TAXES	4,005	26,873

NET INCOME	11,648	44,063

Less: Noncontrolling interest income	146	154

EARNINGS AVAILABLE TO PARENT	$11,502	$43,909

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$11,648	$44,063

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	5,738	(3,994)
Change in unrealized gain on available-for-sale securities	(2,709)	(7,571)
Other comprehensive income (loss)	3,029	(11,565)
Income tax expense (benefit) related to other comprehensive income	529	(4,262)
Other comprehensive income (loss), net of tax	2,500	(7,303)

COMPREHENSIVE INCOME	14,148	36,760

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	146	154

COMPREHENSIVE INCOME ATTRIBUTABLE TO PARENT	$14,002	$36,606

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

OHIO EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$311,192	$146,343
Receivables-
Customers (less accumulated provisions of $6,621,000 and $6,065,000, respectively,
for uncollectible accounts)	292,159	277,377
Associated companies	217,455	234,960
Other (less accumulated provisions of $8,000 and $7,000, respectively,
for uncollectible accounts)	19,492	14,492
Notes receivable from associated companies	77,264	222,861
Prepayments and other	22,544	5,452
	940,106	901,485
UTILITY PLANT:
In service	2,915,643	2,903,290
Less - Accumulated provision for depreciation	1,120,219	1,113,357
	1,795,424	1,789,933
Construction work in progress	47,022	37,766
	1,842,446	1,827,699
OTHER PROPERTY AND INVESTMENTS:
Long-term notes receivable from associated companies	256,473	256,974
Investment in lease obligation bonds	239,501	239,625
Nuclear plant decommissioning trusts	112,778	116,682
Other	98,729	100,792
	707,481	714,073
DEFERRED CHARGES AND OTHER ASSETS:
Regulatory assets	544,782	575,076
Property taxes	60,542	60,542
Unamortized sale and leaseback costs	38,880	40,130
Other	32,418	33,710
	676,622	709,458
	$4,166,655	$4,152,715
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$2,697	$101,354
Short-term borrowings-
Associated companies	79,810	-
Other	1,540	1,540
Accounts payable-
Associated companies	115,778	131,725
Other	54,237	26,410
Accrued taxes	72,736	77,592
Accrued interest	23,717	25,673
Other	124,871	85,209
	475,386	449,503
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 175,000,000 shares -
60 shares outstanding	1,224,347	1,224,416
Accumulated other comprehensive loss	(181,885)	(184,385)
Retained earnings	265,525	254,023
Total common stockholder's equity	1,307,987	1,294,054
Noncontrolling interest	7,252	7,106
Total equity	1,315,239	1,301,160
Long-term debt and other long-term obligations	1,123,966	1,122,247
	2,439,205	2,423,407
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	650,601	653,475
Accumulated deferred investment tax credits	12,700	13,065
Asset retirement obligations	81,944	80,647
Retirement benefits	305,943	308,450
Other	200,876	224,168
	1,252,064	1,279,805
COMMITMENTS AND CONTINGENCIES (Note 8)
	$4,166,655	$4,152,715

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,648	$44,063
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	21,513	21,493
Amortization of regulatory assets, net	20,211	23,127
Purchased power cost recovery reconciliation	2,978	-
Amortization of lease costs	32,934	32,934
Deferred income taxes and investment tax credits, net	(7,272)	6,866
Accrued compensation and retirement benefits	(1,746)	(19,482)
Accrued regulatory obligations	18,350	-
Electric service prepayment programs	(3,944)	(10,028)
Decrease (increase) in operating assets-
Receivables	1,435	(27,496)
Prepayments and other current assets	(9,806)	(7,451)
Increase (decrease) in operating liabilities-
Accounts payable	11,880	(3,939)
Accrued taxes	(26,222)	2,991
Accrued interest	(1,956)	(5,919)
Other	6,708	(2,220)
Net cash provided from operating activities	76,711	54,939

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	79,810	-
Redemptions and Repayments-
Long-term debt	(100,393)	(75)
Dividend Payments-
Common stock	-	(15,000)
Other	(69)	(5)
Net cash used for financing activities	(20,652)	(15,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(37,523)	(49,011)
Sales of investment securities held in trusts	9,417	62,344
Purchases of investment securities held in trusts	(10,422)	(63,797)
Loan repayments from associated companies, net	146,098	6,534
Cash investments	(243)	147
Other	1,463	3,924
Net cash provided from (used for) investing activities	108,790	(39,859)

Net change in cash and cash equivalents	164,849	-
Cash and cash equivalents at beginning of period	146,343	732
Cash and cash equivalents at end of period	$311,192	$732

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

  MANAGEMENT’S NARRATIVE
  ANALYSIS OF RESULTS OF OPERATIONS

CEI is a wholly owned, electric utility subsidiary of FirstEnergy. CEI conducts business in northeastern Ohio, providing regulated electric distribution services. CEI also provides generation services to those customers electing to retain CEI as their power supplier. Until December 31, 2008, CEI purchased power for delivery and resale from a full requirements power sale agreement with its affiliate FES at a fixed price that was reflected in rates approved by the PUCO. See Regulatory Matters – Ohio below for a discussion of Ohio power supply procurement issues for 2009 and beyond.

Results of Operations

CEI recognized a net loss of $105 million in the first three months of 2009 compared to net income of $58 million in the same period of 2008. The decrease resulted primarily from CEI’s $216 million regulatory asset impairment related to the implementation of its ESP and increased purchased power costs, partially offset by higher deferrals of new regulatory assets.

Revenues

Revenues increased by $12 million, or 2.8%, in the first three months of 2009 compared to the same period of 2008 primarily due to an increase in retail generation revenues ($18 million), partially offset by decreases in distribution revenues ($4 million) and other miscellaneous revenues ($2 million).

Retail generation revenues increased in the first three months of 2009 due to higher average unit prices across all customer classes and increased sales volume to residential and commercial customers, compared to the same period of 2008. Generation rate increases under CEI’s CBP contributed to the increased rate variances (see Regulatory Matters – Ohio). Reduced industrial KWH sales, principally to major automotive and steel customers, reflected weakened economic conditions. The increase in sales volume for residential and commercial customers primarily reflected a decrease in customer shopping, as most of CEI’s customers returned to PLR service in December 2008.

Changes in retail generation sales and revenues in the first three months of 2009 compared to the same period in 2008 are summarized in the following tables:

Retail Generation KWH Sales	Increase (Decrease)
Residential	8.0%
Commercial	12.5%
Industrial	(9.8)%
Net Increase in Retail Generation Sales	1.4%
Retail Generation Revenues	Increase (Decrease)
(in millions)
Residential	$8
Commercial	12
Industrial	(2)
Net Increase in Generation Revenues	$18

Revenues from distribution throughput decreased by $4 million in the first three months of 2009 compared to the same period of 2008 primarily due lower KWH deliveries to commercial and industrial customers as a result of the economic downturn in CEI’s service territory.

Decreases in distribution KWH deliveries and revenues in the first three months of 2009 compared to the same period of 2008 are summarized in the following tables.

Distribution KWH Deliveries	Decrease
Residential	(0.6)%
Commercial	(5.1)%
Industrial	(19.8)%
Decrease in Distribution Deliveries	(10.0)%

Distribution Revenues	Decrease
(In millions)
Residential	$(1)
Commercial	(1)
Industrial	(2)
Decrease in Distribution Revenues	$(4)

Expenses

Total expenses increased by $267 million in the first three months of 2009 compared to the same period of 2008. The following table presents the change from the prior year by expense category:

Expenses - Changes	Increase (Decrease)
(in millions)
Purchased power costs	$117
Amortization of regulatory assets	218
Deferral of new regulatory assets	(66)
General taxes	(2)
Net Increase in Expenses	$267

Higher purchased power costs are primarily due to the results of the CBP used for the procurement of electric generation for retail customers in the first quarter of 2009. Increased amortization of regulatory assets was primarily due to the impairment of CEI’s Extended RTC balance in accordance with the PUCO-approved ESP. The increase in the deferral of new regulatory assets was primarily due to CEI’s deferral of purchased power costs as approved by the PUCO, partially offset by lower deferred MISO transmission expenses and the absence of RCP distribution deferrals that ceased at the end of 2008. While other operating costs were unchanged from the previous year, cost increases associated with the ESP for economic development and energy efficiency programs, higher pension expense and restructuring costs were completely offset by reduced transmission expense, labor, contractor costs and general business expense. The decrease in general taxes is primarily due to lower property taxes.

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

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company and its subsidiaries as of March 31, 2009 and the related consolidated statements of income, comprehensive income and cash flows for each of the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, capitalization, common stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 6 to the accompanying consolidated financial statements, the Company changed its reporting related to noncontrolling interest. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

PricewaterhouseCoopers LLP Cleveland, Ohio May 7, 2009

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In thousands)
STATEMENTS OF INCOME
REVENUES:
Electric sales	$431,405	$418,708
Excise tax collections	18,320	18,600
Total revenues	449,725	437,308

EXPENSES:
Purchased power from affiliates	238,872	190,196
Purchased power from non-affiliates	71,746	3,048
Other operating costs	64,830	65,118
Provision for depreciation	18,280	19,076
Amortization of regulatory assets	256,737	38,256
Deferral of new regulatory assets	(94,816)	(29,248)
General taxes	38,141	40,083
Total expenses	593,790	326,529

OPERATING INCOME (LOSS)	(144,065)	110,779

OTHER INCOME (EXPENSE):
Investment income	8,420	9,188
Miscellaneous income	1,994	1,118
Interest expense	(33,322)	(32,520)
Capitalized interest	67	196
Total other expense	(22,841)	(22,018)

INCOME (LOSS) BEFORE INCOME TAXES	(166,906)	88,761

INCOME TAX EXPENSE (BENEFIT)	(61,506)	30,326

NET INCOME (LOSS)	(105,400)	58,435

Less: Noncontrolling interest income	458	584

EARNINGS (LOSS) AVAILABLE TO PARENT	$(105,858)	$57,851

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME (LOSS)	$(105,400)	$58,435

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	3,967	(213)
Income tax expense related to other comprehensive income	1,370	281
Other comprehensive income (loss), net of tax	2,597	(494)

COMPREHENSIVE INCOME (LOSS)	(102,803)	57,941

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	458	584

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$(103,261)	$57,357

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233	$226
Receivables-
Customers (less accumulated provisions of $6,199,000 and
$5,916,000, respectively, for uncollectible accounts)	283,967	276,400
Associated companies	159,819	113,182
Other	4,438	13,834
Notes receivable from associated companies	22,744	19,060
Prepayments and other	2,002	2,787
	473,203	425,489
UTILITY PLANT:
In service	2,240,065	2,221,660
Less - Accumulated provision for depreciation	852,393	846,233
	1,387,672	1,375,427
Construction work in progress	40,545	40,651
	1,428,217	1,416,078
OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	388,647	425,715
Other	10,239	10,249
	398,886	435,964
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	1,688,521	1,688,521
Regulatory assets	617,967	783,964
Property taxes	71,500	71,500
Other	10,629	10,818
	2,388,617	2,554,803
	$4,688,923	$4,832,334
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$150,704	$150,688
Short-term borrowings-
Associated companies	242,065	227,949
Accounts payable-
Associated companies	94,824	106,074
Other	26,914	7,195
Accrued taxes	76,130	87,810
Accrued interest	41,546	13,932
Other	44,021	40,095
	676,204	633,743
CAPITALIZATION:
Common stockholder's equity
Common stock, without par value, authorized 105,000,000 shares -
67,930,743 shares outstanding	878,680	878,785
Accumulated other comprehensive loss	(132,260)	(134,857)
Retained earnings	754,096	859,954
Total common stockholder's equity	1,500,516	1,603,882
Noncontrolling interest	20,173	22,555
Total equity	1,520,689	1,626,437
Long-term debt and other long-term obligations	1,573,241	1,591,586
	3,093,930	3,218,023
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	644,547	704,270
Accumulated deferred investment tax credits	12,731	13,030
Retirement benefits	129,537	128,738
Lease assignment payable to associated companies	40,827	40,827
Other	91,147	93,703
	918,789	980,568
COMMITMENTS AND CONTINGENCIES (Note 8)
	$4,688,923	$4,832,334

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these balance sheets.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31

	2009	2008

	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(105,400)	$58,435
Adjustments to reconcile net income (loss) to net cash from operating activities-
Provision for depreciation	18,280	19,076
Amortization of regulatory assets	256,737	38,256
Deferral of new regulatory assets	(94,816)	(29,248)
Deferred income taxes and investment tax credits, net	(61,525)	(4,965)
Accrued compensation and retirement benefits	1,828	(3,507)
Accrued regulatory obligations	12,057	-
Electric service prepayment programs	(2,695)	(5,847)
Decrease (increase) in operating assets-
Receivables	(44,808)	90,280
Prepayments and other current assets	785	604
Increase (decrease) in operating liabilities-
Accounts payable	18,470	1,111
Accrued taxes	(16,274)	23,196
Accrued interest	27,614	23,831
Other	346	2,308
Net cash provided from operating activities	10,599	213,530

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions and Repayments-
Long-term debt	(181)	(165)
Short-term borrowings, net	(4,086)	(177,960)
Dividend Payments-
Common stock	(10,000)	(30,000)
Other	(2,840)	(2,955)
Net cash used for financing activities	(17,107)	(211,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(24,900)	(37,203)
Loans to associated companies, net	(3,683)	(2,373)
Redemptions of lessor notes	37,068	37,709
Other	(1,970)	(574)
Net cash provided from (used for) investing activities	6,515	(2,441)

Net increase in cash and cash equivalents	7	9
Cash and cash equivalents at beginning of period	226	232
Cash and cash equivalents at end of period	$233	$241

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these statements.

THE TOLEDO EDISON COMPANY

  MANAGEMENT’S NARRATIVE
  ANALYSIS OF RESULTS OF OPERATIONS

TE is a wholly owned electric utility subsidiary of FirstEnergy. TE conducts business in northwestern Ohio, providing regulated electric distribution services. TE also provides generation services to those customers electing to retain TE as their power supplier. Until December 31, 2008, TE purchased power for delivery and resale from a full requirements power sale agreement with its affiliate FES at a fixed price that was reflected in rates approved by the PUCO. See Regulatory Matters – Ohio below for a discussion of Ohio power supply procurement issues for 2009 and beyond.

Results of Operations

Net income in the first three months of 2009 decreased to $1 million from $17 million in the same period of 2008. The decrease resulted primarily from the completion of transition cost recovery in 2008.

Revenues

Revenues increased $33 million, or 15.6%, in the first three months of 2009 compared to the same period of 2008 primarily due to increased retail generation revenues ($67 million), partially offset by lower distribution revenues ($33 million) and wholesale generation revenues ($1 million).

Retail generation revenues increased in the first three months of 2009 due to higher average prices across all customer classes and increased KWH sales to residential and commercial customers, compared to the same period of 2008. TE’s implementation of a fuel rider in January 2009 produced the rate variances (see Regulatory Matters – Ohio). Reduced industrial KWH sales, principally to major automotive and steel customers, reflected weakened economic conditions. The increase in sales volume for residential and commercial customers resulted principally from a decrease in customer shopping.  Most of TE’s franchise customers returned to PLR service in December 2008.

Changes in retail electric generation KWH sales and revenues in the first three months of 2009 from the same period of 2008 are summarized in the following tables.

Increase
Retail KWH Sales	(Decrease)

Residential	6.5%
Commercial	39.3%
Industrial	(11.5)%
Net Increase in Retail KWH Sales	3.9%

Retail Generation Revenues	Increase
(In millions)
Residential	$16
Commercial	26
Industrial	25
Increase in Retail Generation Revenues	$67

Revenues from distribution throughput decreased by $33 million in the first three months of 2009 compared to the same period in 2008 due to lower average unit prices and lower KWH deliveries for all customer classes. Transition charges that ceased effective January 1, 2009, with the full recovery of related costs, were partially offset by a PUCO-approved distribution rate increase (see Regulatory Matters – Ohio).

Changes in distribution KWH deliveries and revenues in the first three months of 2009 from the same period of 2008 are summarized in the following tables.

Distribution KWH Deliveries	Decrease

Residential	(2.8)%
Commercial	(10.0)%
Industrial	(13.5)%
Decrease in Distribution Deliveries	(9.6)%

Distribution Revenues	Decrease
(In millions)
Residential	$(8)
Commercial	(17)
Industrial	(8)
Decrease in Distribution Revenues	$(33)

Expenses

Total expenses increased $57 million in the first three months of 2009 from the same period of 2008. The following table presents changes from the prior year by expense category.

Expenses – Changes	Increase (Decrease)
(In millions)
Purchased power costs	$64
Provision for depreciation	(1)
Amortization of regulatory assets, net	(6)
Net Increase in Expenses	$57

Higher purchased power costs are primarily due to the results of the CBP used for the procurement of electric generation for retail customers during the first quarter of 2009. While other operating costs were unchanged from the first quarter of 2008, cost increases associated with the regulatory obligations for economic development and energy efficiency programs, higher pension and other expenses were completely offset by reduced transmission, labor and other employee benefit expenses. Depreciation expense decreased due to the transfer of leasehold improvements for the Bruce Mansfield Plant and Beaver Valley Unit 2 to FGCO and NGC, respectively, during 2008. The decrease in the net amortization of regulatory assets is primarily due to the cessation of transition cost amortization, partially offset by a reduction in transmission deferrals and the absence of RCP distribution cost deferrals in 2009.

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

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company and its subsidiary as of March 31, 2009 and the related consolidated statements of income, comprehensive income and cash flows for each of the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, capitalization, common stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 6 to the accompanying consolidated financial statements, the Company changed its reporting related to noncontrolling interest. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

PricewaterhouseCoopers LLP Cleveland, Ohio May 7, 2009

THE TOLEDO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In thousands)
STATEMENTS OF INCOME
REVENUES:
Electric sales	$237,085	$203,669
Excise tax collections	7,729	8,025
Total revenues	244,814	211,694

EXPENSES:
Purchased power from affiliates	125,324	99,494
Purchased power from non-affiliates	40,537	1,804
Other operating costs	45,004	45,329
Provision for depreciation	7,572	9,025
Amortization of regulatory assets, net	9,897	15,531
General taxes	14,250	14,377
Total expenses	242,584	185,560

OPERATING INCOME	2,230	26,134

OTHER INCOME (EXPENSE):
Investment income	5,484	6,481
Miscellaneous expense	(1,340)	(1,512)
Interest expense	(5,533)	(6,035)
Capitalized interest	42	37
Total other expense	(1,347)	(1,029)

INCOME BEFORE INCOME TAXES	883	25,105

INCOME TAX EXPENSE (BENEFIT)	(109)	8,088

NET INCOME	992	17,017

Less: Noncontrolling interest income	2	2

EARNINGS AVAILABLE TO PARENT	$990	$17,015

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$992	$17,017

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	133	(63)
Change in unrealized gain on available-for-sale securities	(809)	1,961
Other comprehensive income (loss)	(676)	1,898
Income tax expense (benefit) related to other comprehensive income	(19)	728
Other comprehensive income (loss), net of tax	(657)	1,170

COMPREHENSIVE INCOME	335	18,187

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	2	2

COMPREHENSIVE INCOME ATTRIBUTABLE TO PARENT	$333	$18,185

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

THE TOLEDO EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15	$14
Receivables-
Customers	438	751
Associated companies	70,444	61,854
Other (less accumulated provisions of $193,000 and $203,000,
respectively, for uncollectible accounts)	23,693	23,336
Notes receivable from associated companies	133,186	111,579
Prepayments and other	4,481	1,213
	232,257	198,747
UTILITY PLANT:
In service	880,315	870,911
Less - Accumulated provision for depreciation	413,030	407,859
	467,285	463,052
Construction work in progress	10,957	9,007
	478,242	472,059
OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	124,329	142,687
Long-term notes receivable from associated companies	37,154	37,233
Nuclear plant decommissioning trusts	73,235	73,500
Other	1,646	1,668
	236,364	255,088
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	500,576	500,576
Regulatory assets	96,351	109,364
Property taxes	22,970	22,970
Other	62,004	51,315
	681,901	684,225
	$1,628,764	$1,610,119
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$222	$34
Accounts payable-
Associated companies	59,462	70,455
Other	14,823	4,812
Notes payable to associated companies	107,265	111,242
Accrued taxes	23,259	24,433
Lease market valuation liability	36,900	36,900
Other	54,397	22,489
	296,328	270,365
CAPITALIZATION:
Common stockholder's equity-
Common stock, $5 par value, authorized 60,000,000 shares -
29,402,054 shares outstanding	147,010	147,010
Other paid-in capital	175,866	175,879
Accumulated other comprehensive loss	(34,029)	(33,372)
Retained earnings	191,523	190,533
Total common stockholder's equity	480,370	480,050
Noncontrolling interest	2,676	2,675
Total equity	483,046	482,725
Long-term debt and other long-term obligations	303,021	299,626
	786,067	782,351
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	77,016	78,905
Accumulated deferred investment tax credits	6,695	6,804
Lease market valuation liability	263,875	273,100
Retirement benefits	74,911	73,106
Asset retirement obligations	30,719	30,213
Lease assignment payable to associated companies	30,529	30,529
Other	62,624	64,746
	546,369	557,403
COMMITMENTS AND CONTINGENCIES (Note 8)
	$1,628,764	$1,610,119

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.

THE TOLEDO EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$992	$17,017
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	7,572	9,025
Amortization of regulatory assets, net	9,897	15,531
Purchased power cost recovery reconciliation	2,912	-
Deferred rents and lease market valuation liability	6,141	6,099
Deferred income taxes and investment tax credits, net	(2,151)	(3,404)
Accrued compensation and retirement benefits	397	(1,813)
Accrued regulatory obligations	4,450	-
Electric service prepayment programs	(1,240)	(2,670)
Decrease (increase) in operating assets-
Receivables	(8,395)	45,738
Prepayments and other current assets	492	181
Increase (decrease) in operating liabilities-
Accounts payable	9,018	(174,243)
Accrued taxes	(4,904)	6,840
Accrued interest	4,613	4,663
Other	1,465	989
Net cash provided from (used for) operating activities	31,259	(76,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	-	52,821
Redemptions and Repayments-
Long-term debt	(181)	(9)
Short-term borrowings, net	(3,977)	-
Dividend Payments-
Common stock	(10,000)	(15,000)
Other	(39)	-
Net cash provided from (used for) financing activities	(14,197)	37,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(12,233)	(19,435)
Loan repayments from (loans to) associated companies, net	(21,528)	46,789
Redemption of lessor notes	18,358	11,989
Sales of investment securities held in trusts	44,270	3,908
Purchases of investment securities held in trusts	(44,856)	(4,715)
Other	(1,072)	(110)
Net cash provided from (used for) investing activities	(17,061)	38,426

Net change in cash and cash equivalents	1	191
Cash and cash equivalents at beginning of period	14	22
Cash and cash equivalents at end of period	$15	$213

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

JERSEY CENTRAL POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

JCP&L is a wholly owned, electric utility subsidiary of FirstEnergy. JCP&L conducts business in New Jersey, providing regulated electric transmission and distribution services. JCP&L also provides generation services to franchise customers electing to retain JCP&L as their power supplier. JCP&L procures electric supply to serve its BGS customers through a statewide auction process approved by the NJBPU.

Results of Operations

Net income for the first three months of 2009 decreased to $28 million from $34 million in the same period in 2008. The decrease was primarily due to lower revenues and higher other operating costs, partially offset by lower purchased power costs and reduced amortization of regulatory assets.

Revenues

In the first three months of 2009, revenues decreased by $21 million, or 3%, compared to the same period of 2008. A $31 million increase in retail generation revenues was more than offset by a $47 million decrease in wholesale revenues in the first three months of 2009.

Retail generation revenues from all customer classes increased in the first three months of 2009 compared to the same period of 2008 due to higher unit prices resulting from the BGS auction effective June 1, 2008, partially offset by a decrease in retail generation KWH sales to commercial customers. Sales volume to the commercial sector decreased primarily due to an increase in the number of customers procuring generation from other suppliers.

Wholesale generation revenues decreased $47 million in the first three months of 2009 due to lower market prices and a decrease in sales volume (from NUG purchases) as compared to the first three months of 2008.

Changes in retail generation KWH sales and revenues by customer class in the first three months of 2009 compared to the same period of 2008 are summarized in the following tables:

Retail Generation KWH Sales	Increase (Decrease)

Residential	0.1%
Commercial	(7.0)%
Industrial	2.9%
Net Decrease in Generation Sales	(2.7)%

Retail Generation Revenues	Increase
(In millions)
Residential	$30
Commercial	1
Industrial	-
Increase in Generation Revenues	$31

Distribution revenues decreased by $1 million in the first three months of 2009 compared to the same period of 2008, reflecting lower KWH deliveries to commercial and industrial customers as a result of weakened economic conditions in JCP&L’s service territory. The decrease in KWH deliveries was partially offset by an increase in composite unit prices.

Changes in distribution KWH deliveries and revenues by customer class in the first three months of 2009 compared to the same period in 2008 are summarized in the following tables:

Increase
Distribution KWH Deliveries	(Decrease)

Residential	-%
Commercial	(2.4)%
Industrial	(11.4)%
Decrease in Distribution Deliveries	(2.5)%

Distribution Revenues	Increase (Decrease)
(In millions)
Residential	$2
Commercial	(2)
Industrial	(1)
Net Decrease in Distribution Revenues	$(1)

Expenses

Total expenses decreased by $11 million in the first three months of 2009 compared to the same period of 2008. The following table presents changes from the prior year period by expense category:

Expenses - Changes	Increase (Decrease)
(In millions)
Purchased power costs	$(15)
Other operating costs	7
Provision for depreciation	2
Amortization of regulatory assets	(5)
Net Decrease in Expenses	$(11)

Purchased power costs decreased in the first three months of 2009 primarily due to lower KWH purchases to meet the lower demand, partially offset by higher unit prices from the BGS auction effective June 1, 2008. Other operating costs increased in the first three months of 2009 primarily due to higher expenses related to employee benefits and customer assistance programs, partially offset by lower contracting and labor expenses. Depreciation expense increased primarily due to an increase in depreciable property since the first quarter of 2008. Amortization of regulatory assets decreased in the first three months of 2009 primarily due to the full recovery of certain regulatory assets in June 2008.

Other Expenses

Other expenses increased by $2 million in the first three months of 2009 compared to the same period in 2008 primarily due to interest expense associated with JCP&L’s $300 million Senior Notes issuance in January 2009.

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

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Jersey Central Power & Light Company:

We have reviewed the accompanying consolidated balance sheet of Jersey Central Power & Light Company and its subsidiaries as of March 31, 2009 and the related consolidated statements of income, comprehensive income and cash flows for each of the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, capitalization, common stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP Cleveland, Ohio May 7, 2009

JERSEY CENTRAL POWER & LIGHT COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In thousands)

REVENUES:
Electric sales	$760,920	$781,433
Excise tax collections	12,731	12,795
Total revenues	773,651	794,228

EXPENSES:
Purchased power	481,241	496,681
Other operating costs	85,870	78,784
Provision for depreciation	25,103	23,282
Amortization of regulatory assets	86,831	91,519
General taxes	17,496	17,028
Total expenses	696,541	707,294

OPERATING INCOME	77,110	86,934

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)	805	(389)
Interest expense	(27,868)	(24,464)
Capitalized interest	62	276
Total other expense	(27,001)	(24,577)

INCOME BEFORE INCOME TAXES	50,109	62,357

INCOME TAXES	22,551	28,403

NET INCOME	27,558	33,954

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	4,121	(3,449)
Unrealized gain on derivative hedges	69	69
Other comprehensive income (loss)	4,190	(3,380)
Income tax expense (benefit) related to other comprehensive income	1,430	(1,470)
Other comprehensive income (loss), net of tax	2,760	(1,910)

TOTAL COMPREHENSIVE INCOME	$30,318	$32,044

The accompanying Notes to Consolidated Financial Statements as they relate to Jersey Central Power & Light Company are an integral part of these statements.

JERSEY CENTRAL POWER & LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4	$66
Receivables-
Customers (less accumulated provisions of $3,415,000 and $3,230,000
respectively, for uncollectible accounts)	315,084	340,485
Associated companies	116	265
Other	35,941	37,534
Notes receivable - associated companies	91,362	16,254
Prepaid taxes	4,243	10,492
Other	21,006	18,066
	467,756	423,162
UTILITY PLANT:
In service	4,337,711	4,307,556
Less - Accumulated provision for depreciation	1,562,417	1,551,290
	2,775,294	2,756,266
Construction work in progress	69,806	77,317
	2,845,100	2,833,583
OTHER PROPERTY AND INVESTMENTS:
Nuclear fuel disposal trust	189,784	181,468
Nuclear plant decommissioning trusts	136,783	143,027
Other	2,154	2,145
	328,721	326,640
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	1,810,936	1,810,936
Regulatory assets	1,162,132	1,228,061
Other	28,487	29,946
	3,001,555	3,068,943
	$6,643,132	$6,652,328
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$29,465	$29,094
Short-term borrowings-
Associated companies	-	121,380
Accounts payable-
Associated companies	22,562	12,821
Other	158,972	198,742
Accrued taxes	53,998	20,561
Accrued interest	30,446	9,197
Other	129,745	133,091
	425,188	524,886
CAPITALIZATION
Common stockholder's equity-
Common stock, $10 par value, authorized 16,000,000 shares-
13,628,447 shares outstanding	136,284	144,216
Other paid-in capital	2,502,594	2,644,756
Accumulated other comprehensive loss	(213,778)	(216,538)
Retained earnings	121,134	156,576
Total common stockholder's equity	2,546,234	2,729,010
Long-term debt and other long-term obligations	1,824,851	1,531,840
	4,371,085	4,260,850
NONCURRENT LIABILITIES:
Power purchase contract liability	530,538	531,686
Accumulated deferred income taxes	664,388	689,065
Nuclear fuel disposal costs	196,260	196,235
Asset retirement obligations	96,839	95,216
Retirement benefits	185,265	190,182
Other	173,569	164,208
	1,846,859	1,866,592
COMMITMENTS AND CONTINGENCIES (Note 8)
	$6,643,132	$6,652,328

The accompanying Notes to Consolidated Financial Statements as they relate to Jersey Central Power & Light Company are an integral part of these balance sheets.

JERSEY CENTRAL POWER & LIGHT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,558	$33,954
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	25,103	23,282
Amortization of regulatory assets	86,831	91,519
Deferred purchased power and other costs	(28,369)	(23,893)
Deferred income taxes and investment tax credits, net	(6,408)	723
Accrued compensation and retirement benefits	(7,481)	(15,113)
Cash collateral returned to suppliers	(209)	(502)
Decrease (increase) in operating assets:
Receivables	27,143	48,733
Materials and supplies	-	255
Prepaid taxes	6,249	(290)
Other current assets	(1,457)	(1,305)
Increase (decrease) in operating liabilities:
Accounts payable	(30,029)	(14,511)
Accrued taxes	33,114	29,844
Accrued interest	21,249	17,338
Other	7,890	(3,098)
Net cash provided from operating activities	161,184	186,936

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	299,619	-
Redemptions and Repayments-
Common stock	(150,000)	-
Long-term debt	(6,402)	(5,872)
Short-term borrowings, net	(121,380)	(48,001)
Dividend Payments-
Common stock	(63,000)	(70,000)
Other	(2,152)	(68)
Net cash used for financing activities	(43,315)	(123,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(37,372)	(56,047)
Loan repayments from (loans to) associated companies, net	(75,108)	18
Sales of investment securities held in trusts	115,483	56,506
Purchases of investment securities held in trusts	(120,062)	(61,290)
Other	(872)	(2,236)
Net cash used for investing activities	(117,931)	(63,049)

Net change in cash and cash equivalents	(62)	(54)
Cash and cash equivalents at beginning of period	66	94
Cash and cash equivalents at end of period	$4	$40

The accompanying Notes to Consolidated Financial Statements as they relate to Jersey Central Power & Light Company are an integral part of these statements.

METROPOLITAN EDISON COMPANY

  MANAGEMENT’S NARRATIVE
  ANALYSIS OF RESULTS OF OPERATIONS

Met-Ed is a wholly owned electric utility subsidiary of FirstEnergy. Met-Ed conducts business in eastern Pennsylvania, providing regulated electric transmission and distribution services. Met-Ed also provides generation service to those customers electing to retain Met-Ed as their power supplier. Met-Ed has a partial requirements wholesale power sales agreement with FES, to supply a portion of each of its default service obligations at fixed prices through 2009. This sales agreement is renewed annually unless cancelled by either party with at least a sixty day written notice prior to the end of the calendar year.

Results of Operations

Net income decreased to $17 million in the first quarter of 2009, compared to $22 million in the same period of 2008. The decrease was primarily due to higher purchased power costs and lower deferrals of new regulatory assets, partially offset by higher revenues.

Revenues

Revenues increased by $29 million, or 7.3%, in the first quarter of 2009, compared to the same period of 2008, primarily due to higher distribution throughput revenues and wholesale generation revenues, partially offset by a decrease in retail generation revenues. Wholesale revenues increased by $8 million in the first quarter of 2009, compared to the same period of 2008, due to higher capacity prices for PJM market participants; wholesale KWH sales volume was lower in 2009.

In the first quarter of 2009, retail generation revenues decreased $5 million due to lower KWH sales to the commercial and industrial customer classes, partially offset by higher KWH sales to the residential customer class with a slight increase in composite unit prices in all customer classes. Higher KWH sales in the residential sector were due to increased weather- related usage, reflecting an 8.1% increase in heating degree days in the first quarter of 2009. Lower KWH sales to commercial and industrial customers were principally due to economic conditions in Met-Ed’s service territory.

Changes in retail generation sales and revenues in the first quarter of 2009 compared to the same period of 2008 are summarized in the following tables:

Increase
Retail Generation KWH Sales	(Decrease)

Residential	2.9%
Commercial	(2.5)%
Industrial	(12.9)%
Net Decrease in Retail Generation Sales	(2.9)%

Increase
Retail Generation Revenues	(Decrease)
(In millions)
Residential	$2
Commercial	(1)
Industrial	(6)
Net Decrease in Retail Generation Revenues	$(5)

In the first quarter of 2009, distribution throughput revenues increased $22 million primarily due to higher transmission rates, resulting from the annual update of Met-Ed’s TSC rider effective June 1, 2008. Decreased deliveries to commercial and industrial customers, reflecting the weakened economy, were partially offset by increased deliveries to residential customers as a result of the weather conditions described above.

Changes in distribution KWH deliveries and revenues in the first quarter of 2009 compared to the same period of 2008 are summarized in the following tables:

Increase
Distribution KWH Deliveries	(Decrease)

Residential	2.9%
Commercial	(2.5)%
Industrial	(12.9)%
Net Decrease in Distribution Deliveries	(2.9)%

Distribution Revenues	Increase
(In millions)
Residential	$14
Commercial	5
Industrial	3
Increase in Distribution Revenues	$22

PJM transmission revenues increased by $4 million in the first quarter of 2009 compared to the same period of 2008, primarily due to increased revenues related to Met-Ed’s Auction Revenue Rights and Financial Transmission Rights. Met-Ed defers the difference between transmission revenues and transmission costs incurred, resulting in no material effect to current period earnings.

Operating Expenses

Total operating expenses increased by $37 million in the first quarter of 2009 compared to the same period of 2008. The following table presents changes from the prior year by expense category:

Expenses – Changes	Increase (Decrease)
(In millions)
Purchased power costs	$7
Other operating costs	(1)
Provision for depreciation	1
Deferral of new regulatory assets	30
Net Increase in Expenses	$37

Purchased power costs increased by $7 million in the first quarter of 2009, primarily due to higher composite unit prices partially offset by decreased KWH purchases due to lower generation sales requirements. The deferral of new regulatory assets decreased in the first quarter of 2009 primarily due to decreased transmission cost deferrals reflecting lower PJM transmission service expenses and the increased transmission revenues described above.

Other Expense

Other expense increased in the first quarter of 2009 primarily due to a decrease in interest deferred on regulatory assets, reflecting a lower regulatory asset base, and an increase in interest expense from Met-Ed’s $300 million Senior Notes issuance in January 2009.

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

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Metropolitan Edison Company:

We have reviewed the accompanying consolidated balance sheet of Metropolitan Edison Company and its subsidiary as of March 31, 2009 and the related consolidated statements of income, comprehensive income and cash flows for each of the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, capitalization, common stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP Cleveland, Ohio May 7, 2009

METROPOLITAN EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In thousands)

REVENUES:
Electric sales	$409,686	$379,608
Gross receipts tax collections	19,983	20,718
Total revenues	429,669	400,326

EXPENSES:
Purchased power from affiliates	100,077	83,442
Purchased power from non-affiliates	123,911	133,540
Other operating costs	106,357	107,017
Provision for depreciation	12,139	11,112
Amortization of regulatory assets	35,432	35,575
Deferral of new regulatory assets	(7,841)	(37,772)
General taxes	21,935	21,781
Total expenses	392,010	354,695

OPERATING INCOME	37,659	45,631

OTHER INCOME (EXPENSE):
Interest income	3,186	5,479
Miscellaneous income (expense)	856	(309)
Interest expense	(13,359)	(11,672)
Capitalized interest	15	(219)
Total other expense	(9,302)	(6,721)

INCOME BEFORE INCOME TAXES	28,357	38,910

INCOME TAXES	11,735	16,675

NET INCOME	16,622	22,235

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	4,553	(2,233)
Unrealized gain on derivative hedges	84	84
Other comprehensive income (loss)	4,637	(2,149)
Income tax expense (benefit) related to other comprehensive income	1,793	(970)
Other comprehensive income (loss), net of tax	2,844	(1,179)

TOTAL COMPREHENSIVE INCOME	$19,466	$21,056

The accompanying Notes to Consolidated Financial Statements as they relate to Metropolitan Edison Company are an integral part of these statements.

METROPOLITAN EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127	$144
Receivables-
Customers (less accumulated provisions of $3,867,000 and $3,616,000,
respectively, for uncollectible accounts)	161,613	159,975
Associated companies	27,349	17,034
Other	17,521	19,828
Notes receivable from associated companies	229,614	11,446
Prepaid taxes	57,115	6,121
Other	5,238	1,621
	498,577	216,169
UTILITY PLANT:
In service	2,093,792	2,065,847
Less - Accumulated provision for depreciation	784,064	779,692
	1,309,728	1,286,155
Construction work in progress	19,087	32,305
	1,328,815	1,318,460
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	217,476	226,139
Other	975	976
	218,451	227,115
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	416,499	416,499
Regulatory assets	489,680	412,994
Power purchase contract asset	248,762	300,141
Other	37,231	31,031
	1,192,172	1,160,665
	$3,238,015	$2,922,409
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$128,500	$28,500
Short-term borrowings-
Associated companies	-	15,003
Other	250,000	250,000
Accounts payable-
Associated companies	29,764	28,707
Other	46,216	55,330
Accrued taxes	8,489	16,238
Accrued interest	11,557	6,755
Other	29,506	30,647
	504,032	431,180
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 900,000 shares-
859,500 shares outstanding	1,196,090	1,196,172
Accumulated other comprehensive loss	(138,140)	(140,984)
Accumulated deficit	(34,502)	(51,124)
Total common stockholder's equity	1,023,448	1,004,064
Long-term debt and other long-term obligations	713,782	513,752
	1,737,230	1,517,816
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	390,448	387,757
Accumulated deferred investment tax credits	7,653	7,767
Nuclear fuel disposal costs	44,334	44,328
Asset retirement obligations	171,561	170,999
Retirement benefits	144,459	145,218
Power purchase contract liability	172,520	150,324
Other	65,778	67,020
	996,753	973,413
COMMITMENTS AND CONTINGENCIES (Note 8)
	$3,238,015	$2,922,409

The accompanying Notes to Consolidated Financial Statements as they relate to Metropolitan Edison Company are an integral part of these balance sheets.

METROPOLITAN EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,622	$22,235
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	12,139	11,112
Amortization of regulatory assets	35,432	35,575
Deferred costs recoverable as regulatory assets	(19,633)	(10,628)
Deferral of new regulatory assets	(7,841)	(37,772)
Deferred income taxes and investment tax credits, net	4,657	17,307
Accrued compensation and retirement benefits	1,029	(9,655)
Cash collateral to suppliers	(9,500)	-
Increase in operating assets-
Receivables	(9,860)	(30,863)
Prepayments and other current assets	(50,422)	(41,088)
Increase (decrease) in operating liabilities-
Accounts payable	(8,058)	(14,196)
Accrued taxes	(7,749)	(14,519)
Accrued interest	4,803	281
Other	2,460	3,892
Net cash used for operating activities	(35,921)	(68,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	300,000	-
Short-term borrowings, net	-	131,743
Redemptions and Repayments-
Long-term debt	-	(28,500)
Short-term borrowings, net	(15,003)	-
Other	(2,150)	(15)
Net cash provided from financing activities	282,847	103,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(25,922)	(31,296)
Sales of investment securities held in trusts	27,800	40,513
Purchases of investment securities held in trusts	(29,821)	(43,391)
Loans to associated companies, net	(218,168)	(254)
Other	(832)	(484)
Net cash used for investing activities	(246,943)	(34,912)

Net change in cash and cash equivalents	(17)	(3)
Cash and cash equivalents at beginning of period	144	135
Cash and cash equivalents at end of period	$127	$132

The accompanying Notes to Consolidated Financial Statements as they relate to Metropolitan Edison Company are an integral part of these statements.

PENNSYLVANIA ELECTRIC COMPANY

  MANAGEMENT’S NARRATIVE
  ANALYSIS OF RESULTS OF OPERATIONS

Penelec is a wholly owned electric utility subsidiary of FirstEnergy. Penelec conducts business in northern and south central Pennsylvania, providing regulated transmission and distribution services. Penelec also provides generation services to those customers electing to retain Penelec as their power supplier. Penelec has a partial requirements wholesale power sales agreement with FES, to supply a portion of each of its default service obligations at fixed prices through 2009. This sales agreement is renewed annually unless cancelled by either party with at least a sixty day written notice prior to the end of the calendar year.

Results of Operations

Net income decreased to $19 million in the first quarter of 2009, compared to $21 million in the same period of 2008. The decrease was primarily due to lower revenues, partially offset by an increase in the deferral of new regulatory assets.

Revenues

Revenues decreased by $7 million, or 1.7%, in the first quarter of 2009 as compared to the same period of 2008, primarily due to lower retail generation revenues and PJM transmission revenues, partially offset by increased distribution throughput revenues and wholesale generation revenues. Wholesale generation revenues increased $7 million in the first quarter of 2009 as compared to the same period of 2008, primarily reflecting higher PJM capacity prices.

In the first quarter of 2009, retail generation revenues decreased $8 million primarily due to lower KWH sales to the commercial and industrial customer classes due to weakened economic conditions, partially offset by a slight increase in KWH sales to the residential customer class.

Changes in retail generation sales and revenues in the first quarter of 2009 compared to the same period of 2008 are summarized in the following tables:

Retail Generation KWH Sales	Increase (Decrease)

Residential	0.4%
Commercial	(3.2	) %
Industrial	(13.9	) %
Net Decrease in Retail Generation Sales	(4.9	) %

Retail Generation Revenues	Decrease
(In millions)
Residential	$-
Commercial	(2)
Industrial	(6)
Decrease in Retail Generation Revenues	$(8)

Revenues from distribution throughput increased $5 million in the first quarter of 2009 compared to the same period of 2008, primarily due to an increase in transmission rates, resulting from the annual update of Penelec’s TSC rider effective June 1, 2008, and a slight increase in usage in the residential sector. Partially offsetting this increase was lower usage in the commercial and industrial sectors, reflecting economic conditions in Penelec’s service territory.

Changes in distribution KWH deliveries and revenues in the first quarter of 2009 compared to the same period of 2008 are summarized in the following tables:

Distribution KWH Deliveries	Increase (Decrease)

Residential	0.4%
Commercial	(3.2	) %
Industrial	(12.0	) %
Net Decrease in Distribution Deliveries	(4.6	) %

Distribution Revenues	Increase
(In millions)
Residential	$4
Commercial	1
Industrial	-
Increase in Distribution Revenues	$5

PJM transmission revenues decreased by $13 million in the first quarter of 2009 compared to the same period of 2008, primarily due to lower revenues related to Penelec’s Financial Transmission Rights. Penelec defers the difference between transmission revenues and transmission costs incurred, resulting in no material effect to current period earnings.

Operating Expenses

Total operating expenses increased by $5 million in the first quarter of 2009 as compared with the same period of 2008. The following table presents changes from the prior year by expense category:

Expenses – Changes	Increase (Decrease)
(In millions)
Purchased power costs	$2
Other operating costs	6
Provision for depreciation	2
Deferral of new regulatory assets	(4)
General taxes	(1)
Net Increase in Expenses	$5

Purchased power costs increased by $2 million, or 0.9%, in the first quarter of 2009 compared to the same period of 2008, primarily due to increased composite unit prices, partially offset by reduced volume as a result of lower KWH sales requirements. Other operating costs increased by $6 million in the first quarter of 2009 primarily due to higher employee benefit expenses. Depreciation expense increased $2 million in the first quarter of 2009 primarily due to an increase in depreciable property in service since the first quarter of 2008.  The deferral of new regulatory assets increased $4 million in the first quarter of 2009 primarily due to an increase in transmission cost deferrals as a result of increased net congestion costs.

Other Income

In the first quarter of 2009, other income increased primarily due to lower interest expense on reduced borrowings from the regulated money pool.

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

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Pennsylvania Electric Company:

We have reviewed the accompanying consolidated balance sheet of Pennsylvania Electric Company and its subsidiaries as of March 31, 2009 and the related consolidated statements of income, comprehensive income and cash flows for each of the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, capitalization, common stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP Cleveland, Ohio May 7, 2009

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In thousands)

REVENUES:
Electric sales	$371,293	$376,028
Gross receipts tax collections	17,292	19,464
Total revenues	388,585	395,492

EXPENSES:
Purchased power from affiliates	96,081	83,464
Purchased power from non-affiliates	127,166	137,770
Other operating costs	77,289	71,077
Provision for depreciation	14,455	12,516
Amortization of regulatory assets	16,141	16,346
Deferral of new regulatory assets	(7,365)	(3,526)
General taxes	20,593	21,855
Total expenses	344,360	339,502

OPERATING INCOME	44,225	55,990

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)	798	(191)
Interest expense	(13,233)	(15,322)
Capitalized interest	22	(806)
Total other expense	(12,413)	(16,319)

INCOME BEFORE INCOME TAXES	31,812	39,671

INCOME TAXES	13,122	18,279

NET INCOME	18,690	21,392

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	2,955	(3,473)
Unrealized gain on derivative hedges	16	16
Change in unrealized gain on available-for-sale securities	(22)	11
Other comprehensive income (loss)	2,949	(3,446)
Income tax expense (benefit) related to other comprehensive income	1,055	(1,506)
Other comprehensive income (loss), net of tax	1,894	(1,940)

TOTAL COMPREHENSIVE INCOME	$20,584	$19,452

The accompanying Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these statements.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13	$23
Receivables-
Customers (less accumulated provisions of $3,285,000 and $3,121,000,
respectively, for uncollectible accounts)	140,783	146,831
Associated companies	80,387	65,610
Other	19,493	26,766
Notes receivable from associated companies	15,198	14,833
Prepaid taxes	66,392	16,310
Other	1,142	1,517
	323,408	271,890
UTILITY PLANT:
In service	2,345,475	2,324,879
Less - Accumulated provision for depreciation	873,677	868,639
	1,471,798	1,456,240
Construction work in progress	25,042	25,146
	1,496,840	1,481,386
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	113,265	115,292
Non-utility generation trusts	117,899	116,687
Other	289	293
	231,453	232,272
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	768,628	768,628
Power purchase contract asset	78,226	119,748
Other	15,308	18,658
	862,162	907,034
	$2,913,863	$2,892,582
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$145,000	$145,000
Short-term borrowings-
Associated companies	112,034	31,402
Other	250,000	250,000
Accounts payable-
Associated companies	49,981	63,692
Other	42,004	48,633
Accrued taxes	4,053	13,264
Accrued interest	13,730	13,131
Other	26,591	31,730
	643,393	596,852
CAPITALIZATION:
Common stockholder's equity-
Common stock, $20 par value, authorized 5,400,000 shares-
4,427,577 shares outstanding	88,552	88,552
Other paid-in capital	912,380	912,441
Accumulated other comprehensive loss	(126,103)	(127,997)
Retained earnings	94,803	76,113
Total common stockholder's equity	969,632	949,109
Long-term debt and other long-term obligations	633,355	633,132
	1,602,987	1,582,241
NONCURRENT LIABILITIES:
Regulatory liabilities	48,847	136,579
Accumulated deferred income taxes	183,906	169,807
Retirement benefits	172,544	172,718
Asset retirement obligations	87,395	87,089
Power purchase contract liability	112,462	83,600
Other	62,329	63,696
	667,483	713,489
COMMITMENTS AND CONTINGENCIES (Note 8)
	$2,913,863	$2,892,582

The accompanying Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these balance sheets.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,690	$21,392
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	14,455	12,516
Amortization of regulatory assets	16,141	16,346
Deferral of new regulatory assets	(7,365)	(3,526)
Deferred costs recoverable as regulatory assets	(20,022)	(8,403)
Deferred income taxes and investment tax credits, net	11,833	10,541
Accrued compensation and retirement benefits	431	(10,488)
Cash collateral	-	301
Increase in operating assets-
Receivables	(1,709)	(13,701)
Prepayments and other current assets	(49,707)	(40,591)
Increase (Decrease) in operating liabilities-
Accounts payable	(5,340)	(3,144)
Accrued taxes	(9,065)	(5,809)
Accrued interest	599	510
Other	(988)	4,991
Net cash used for operating activities	(32,047)	(19,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	80,632	118,209
Redemptions and Repayments
Long-term debt	-	(45,112)
Dividend Payments-
Common stock	(15,000)	(20,000)
Net cash provided from financing activities	65,632	53,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(28,190)	(28,902)
Sales of investment securities held in trusts	18,800	24,407
Purchases of investment securities held in trusts	(22,108)	(29,083)
Loan repayments to associated companies, net	(365)	(610)
Other	(1,732)	153
Net cash used for investing activities	(33,595)	(34,035)

Net change in cash and cash equivalents	(10)	(3)
Cash and cash equivalents at beginning of period	23	46
Cash and cash equivalents at end of period	$13	$43

The accompanying Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these statements.

COMBINED MANAGEMENT’S DISCUSSION
AND ANALYSIS OF REGISTRANT SUBSIDIARIES

The following is a combined presentation of certain disclosures referenced in Management’s Narrative Analysis of Results of Operations of FES and the Utilities. This information should be read in conjunction with (i) FES’ and the Utilities’ respective Consolidated Financial Statements and Management’s Narrative Analysis of Results of Operations; (ii) the Combined Notes to Consolidated Financial Statements as they relate to FES and the Utilities; and (iii) FES’ and the Utilities’ respective 2008 Annual Reports on Form 10-K.

Regulatory Matters (Applicable to each of the Utilities)

In Ohio, New Jersey and Pennsylvania, laws applicable to electric industry restructuring contain similar provisions that are reflected in the Utilities' respective state regulatory plans. These provisions include:

•	restructuring the electric generation business and allowing the Utilities' customers to select a competitive electric generation supplier other than the Utilities;

•	establishing or defining the PLR obligations to customers in the Utilities' service areas;

•	providing the Utilities with the opportunity to recover potentially stranded investment (or transition costs) not otherwise recoverable in a competitive generation market;

•	itemizing (unbundling) the price of electricity into its component elements – including generation, transmission, distribution and stranded costs recovery charges;

•	continuing regulation of the Utilities' transmission and distribution systems; and

•	requiring corporate separation of regulated and unregulated business activities.

The Utilities recognize, as regulatory assets, costs which the FERC, the PUCO, the PPUC and the NJBPU have authorized for recovery from customers in future periods or for which authorization is probable. Without the probability of such authorization, costs currently recorded as regulatory assets would have been charged to income as incurred. Regulatory assets that do not earn a current return totaled approximately $130 million as of March 31, 2009 (JCP&L - $54 million and Met-Ed - $76 million). Regulatory assets not earning a current return (primarily for certain regulatory transition costs and employee postretirement benefits) are expected to be recovered by 2014 for JCP&L and by 2020 for Met-Ed. The following table discloses regulatory assets by company:

	March 31,	December 31,	Increase
Regulatory Assets*	2009	2008	(Decrease)
	(In millions)
OE	$545	$575	$(30)
CEI	618	784	(166)
TE	96	109	(13)
JCP&L	1,162	1,228	(66)
Met-Ed	490	413	77
ATSI	27	31	(4)
Total	$2,938	$3,140	$(202)

*
Penelec had net regulatory liabilities of approximately $49 million and $137 million as of March 31, 2009 and December 31, 2008, respectively. These net regulatory liabilities are included in Other
Non-current Liabilities on the Consolidated Balance Sheets.

Ohio (Applicable to OE, CEI, TE and FES)

On June 7, 2007, the Ohio Companies filed an application for an increase in electric distribution rates with the PUCO and, on August 6, 2007, updated their filing to support a distribution rate increase of $332 million. On December 4, 2007, the PUCO Staff issued its Staff Reports containing the results of its investigation into the distribution rate request. On January 21, 2009, the PUCO granted the Ohio Companies’ application to increase electric distribution rates by $136.6 million (OE - $68.9 million, CEI - $29.2 million and TE - $38.5 million). These increases went into effect for OE and TE on January 23, 2009, and will go into effect for CEI on May 1, 2009. Applications for rehearing of this order were filed by the Ohio Companies and one other party on February 20, 2009. The PUCO granted these applications for rehearing on March 18, 2009.

SB221, which became effective on July 31, 2008, required all electric utilities to file an ESP, and permitted the filing of an MRO. On July 31, 2008, the Ohio Companies filed with the PUCO a comprehensive ESP and a separate MRO. The PUCO denied the MRO application; however, the PUCO later granted the Ohio Companies’ application for rehearing for the purpose of further consideration of the matter. The ESP proposed to phase in new generation rates for customers beginning in 2009 for up to a three-year period and resolve the Ohio Companies’ collection of fuel costs deferred in 2006 and 2007, and the distribution rate request described above. In response to the PUCO’s December 19, 2008 order, which significantly modified and approved the ESP as modified, the Ohio Companies notified the PUCO that they were withdrawing and terminating the ESP application in addition to continuing their current rate plan in effect as allowed by the terms of SB221. On December 31, 2008, the Ohio Companies conducted a CBP for the procurement of electric generation for retail customers from January 5, 2009 through March 31, 2009. The average winning bid price was equivalent to a retail rate of 6.98 cents per kwh. The power supply obtained through this process provides generation service to the Ohio Companies’ retail customers who choose not to shop with alternative suppliers. On January 9, 2009, the Ohio Companies requested the implementation of a new fuel rider to recover the costs resulting from the December 31, 2008 CBP. The PUCO ultimately approved the Ohio Companies’ request for a new fuel rider to recover increased costs resulting from the CBP but did not authorize OE and TE to continue collecting RTC or allow the Ohio Companies to continue collections pursuant to the two existing fuel riders. The new fuel rider allows for current recovery of the increased purchased power costs for OE and TE, and authorizes CEI to collect a portion of those costs currently and defer the remainder for future recovery.

On January 29, 2009, the PUCO ordered its Staff to develop a proposal to establish an ESP for the Ohio Companies. On February 19, 2009, the Ohio Companies filed an Amended ESP application, including an attached Stipulation and Recommendation that was signed by the Ohio Companies, the Staff of the PUCO, and many of the intervening parties. Specifically, the Amended ESP provides that generation will be provided by FES at the average wholesale rate of the CBP process described above for April and May 2009 to the Ohio Companies for their non-shopping customers; for the period of June 1, 2009 through May 31, 2011, retail generation prices will be based upon the outcome of a descending clock CBP on a slice-of-system basis. The PUCO may, at its discretion, phase-in a portion of any increase resulting from this CBP process by authorizing deferral of related purchased power costs, subject to specified limits. The Amended ESP further provides that the Ohio Companies will not seek a base distribution rate increase, subject to certain exceptions, with an effective date of such increase before January 1, 2012, that CEI will agree to write-off approximately $216 million of its Extended RTC balance, and that the Ohio Companies will collect a delivery service improvement rider at an overall average rate of $.002 per kWh for the period of April 1, 2009 through December 31, 2011. The Amended ESP also addresses a number of other issues, including but not limited to, rate design for various customer classes, resolution of the prudence review and the collection of deferred costs that were approved in prior proceedings. On February 26, 2009, the Ohio Companies filed a Supplemental Stipulation, which was signed or not opposed by virtually all of the parties to the proceeding, that supplemented and modified certain provisions of the February 19 Stipulation and Recommendation. Specifically, the Supplemental Stipulation modified the provision relating to governmental aggregation and the Generation Service Uncollectible Rider, provided further detail on the allocation of the economic development funding contained in the Stipulation and Recommendation, and proposed additional provisions related to the collaborative process for the development of energy efficiency programs, among other provisions. The PUCO adopted and approved certain aspects of the Stipulation and Recommendation on March 4, 2009, and adopted and approved the remainder of the Stipulation and Recommendation and Supplemental Stipulation without modification on March 25, 2009. Certain aspects of the Stipulation and Recommendation and Supplemental Stipulation take effect on April 1, 2009 while the remaining provisions take effect on June 1, 2009. The CBP auction is currently scheduled to begin on May 13, 2009. The bidding will occur for a single, two-year product and there will not be a load cap for the bidders.  FES may participate without limitation.

SB221 also requires electric distribution utilities to implement energy efficiency programs that achieve an energy savings equivalent of approximately 166,000 MWH in 2009, 290,000 MWH in 2010, 410,000 MWH in 2011, 470,000 MWH in 2012 and 530,000 MWH in 2013. Utilities are also required to reduce peak demand in 2009 by one percent, with an additional seventy-five hundredths of one percent reduction each year thereafter through 2018.  Costs associated with compliance are recoverable from customers.

Pennsylvania (Applicable to FES, Met-Ed, Penelec, OE and Penn)

Met-Ed and Penelec purchase a portion of their PLR and default service requirements from FES through a fixed-price partial requirements wholesale power sales agreement. The agreement allows Met-Ed and Penelec to sell the output of NUG energy to the market and requires FES to provide energy at fixed prices to replace any NUG energy sold to the extent needed for Met-Ed and Penelec to satisfy their PLR and default service obligations. If Met-Ed and Penelec were to replace the entire FES supply at current market power prices without corresponding regulatory authorization to increase their generation prices to customers, each company would likely incur a significant increase in operating expenses and experience a material deterioration in credit quality metrics. Under such a scenario, each company's credit profile would no longer be expected to support an investment grade rating for their fixed income securities. If FES ultimately determines to terminate, reduce, or significantly modify the agreement prior to the expiration of Met-Ed’s and Penelec’s generation rate caps in 2010, timely regulatory relief is not likely to be granted by the PPUC. See FERC Matters below for a description of the Third Restated Partial Requirements Agreement, executed by the parties on October 31, 2008, that limits the amount of energy and capacity FES must supply to Met-Ed and Penelec. In the event of a third party supplier default, the increased costs to Met-Ed and Penelec could be material.

On May 22, 2008, the PPUC approved the Met-Ed and Penelec annual updates to the TSC rider for the period June 1, 2008, through May 31, 2009. Various intervenors filed complaints against those filings. In addition, the PPUC ordered an investigation to review the reasonableness of Met-Ed’s TSC, while at the same time allowing Met-Ed to implement the rider June 1, 2008, subject to refund. On July 15, 2008, the PPUC directed the ALJ to consolidate the complaints against Met-Ed with its investigation and a litigation schedule was adopted. Hearings and briefing for both Met-Ed and Penelec have concluded and the companies are awaiting a Recommended Decision from the ALJ. The TSCs include a component from under-recovery of actual transmission costs incurred during the prior period (Met-Ed - $144 million and Penelec - $4 million) and future transmission cost projections for June 2008 through May 2009 (Met-Ed - $258 million and Penelec - $92 million). Met-Ed received PPUC approval for a transition approach that would recover past under-recovered costs plus carrying charges through the new TSC over thirty-one months and defer a portion of the projected costs ($92 million) plus carrying charges for recovery through future TSCs by December 31, 2010.

On April 15, 2009, Met-Ed and Penelec filed revised TSCs with the PPUC for the period June 1, 2009 through May 31, 2010, as required in connection with the PPUC’s January 2007 rate order. For Penelec’s customers, the new TSC would result in an approximate 1% decrease in monthly bills, reflecting projected PJM transmission costs as well as a reconciliation for costs already incurred. The TSC for Met-Ed’s customers would increase to recover the additional PJM charges paid by Met-Ed in the previous year and to reflect updated projected costs. In order to gradually transition customers to the higher rate, Met-Ed is proposing to continue to recover the prior period deferrals allowed in the PPUC’s May 2008 Order and defer $57.5 million of projected costs into a future TSC to be fully recovered by December 31, 2010. Under this proposal, monthly bills for Met-Ed’s customers would increase approximately 9.4% for the period June 2009 through May 2010.

On October 15, 2008, the Governor of Pennsylvania signed House Bill 2200 into law which became effective on November 14, 2008 as Act 129 of 2008. The bill addresses issues such as: energy efficiency and peak load reduction; generation procurement; time-of-use rates; smart meters and alternative energy. Act 129 requires utilities to file with the PPUC an energy efficiency and peak load reduction plan by July 1, 2009 and a smart meter procurement and installation plan by August 14, 2009. On January 15, 2009, in compliance with Act 129, the PPUC issued its proposed guidelines for the filing of utilities’ energy efficiency and peak load reduction plans. Similar guidelines related to Smart Meter deployment were issued for comment on March 30, 2009.

Major provisions of the legislation include:

•
power acquired by utilities to serve customers after rate caps expire will be procured through a competitive procurement process that must include a mix of long-term and short-term contracts and spot market purchases;

•	the competitive procurement process must be approved by the PPUC and may include auctions, RFPs, and/or bilateral agreements;

•	utilities must provide for the installation of smart meter technology within 15 years;

•	a minimum reduction in peak demand of 4.5% by May 31, 2013;

•	minimum reductions in energy consumption of 1% and 3% by May 31, 2011 and May 31, 2013, respectively; and

•	an expanded definition of alternative energy to include additional types of hydroelectric and biomass facilities.

Legislation addressing rate mitigation and the expiration of rate caps was not enacted in 2008; however, several bills addressing these issues have been introduced in the current legislative session, which began in January 2009.  The final form and impact of such legislation is uncertain.

On February 26, 2009, the PPUC approved a Voluntary Prepayment Pan requested by Met-Ed and Penelec that provides an opportunity for residential and small commercial customers to prepay an amount on their monthly electric bills during 2009 and 2010. Customer prepayments earn interest at 7.5% and will be used to reduce electricity charges in 2011 and 2012.

On February 20, 2009, Met-Ed and Penelec filed with the PPUC a generation procurement plan covering the period January 1, 2011 through May 31, 2013. The companies’ plan is designed to provide adequate and reliable service via a prudent mix of long-term, short-term and spot market generation supply, as required by Act 129. The plan proposes a staggered procurement schedule, which varies by customer class, through the use of a descending clock auction. Met-Ed and Penelec have requested PPUC approval of their plan by November 2009.

On March 31, 2009, Met-Ed and Penelec submitted their 5-year NUG Statement Compliance Filing to the PPUC in accordance with their 1998 Restructuring Settlement. Met-Ed proposed to reduce its CTC rate for the residential class with a corresponding increase in the generation rate and the shopping credit, and Penelec proposed to reduce its CTC rate to zero for all classes with a corresponding increase in the generation rate and the shopping credit. While these changes would result in additional annual generation revenue (Met-Ed - $27 million and Penelec - $51 million), overall rates would remain unchanged. The PPUC must act on this filing within 120 days.

New Jersey (Applicable to JCP&L)

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers, costs incurred under NUG agreements, and certain other stranded costs, exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of March 31, 2009, the accumulated deferred cost balance totaled approximately $165 million.

In accordance with an April 28, 2004 NJBPU order, JCP&L filed testimony on June 7, 2004, supporting continuation of the current level and duration of the funding of TMI-2 decommissioning costs by New Jersey customers without a reduction, termination or capping of the funding. On September 30, 2004, JCP&L filed an updated TMI-2 decommissioning study. This study resulted in an updated total decommissioning cost estimate of $729 million (in 2003 dollars) compared to the estimated $528 million (in 2003 dollars) from the prior 1995 decommissioning study. The DPA filed comments on February 28, 2005 requesting that decommissioning funding be suspended. On March 18, 2005, JCP&L filed a response to those comments. JCP&L responded to additional NJBPU staff discovery requests in May and November 2007 and also submitted comments in the proceeding in November 2007. A schedule for further NJBPU proceedings has not yet been set. On March 13, 2009, JCP&L filed its annual SBC Petition with the NJBPU that includes a request for a reduction in the level of recovery of TMI-2 decommissioning costs based on an updated TMI-2 decommissioning cost analysis dated January 2009. This matter is currently pending before the NJBPU.

On August 1, 2005, the NJBPU established a proceeding to determine whether additional ratepayer protections are required at the state level in light of the repeal of the PUHCA pursuant to the EPACT. The NJBPU approved regulations effective October 2, 2006 that prevent a holding company that owns a gas or electric public utility from investing more than 25% of the combined assets of its utility and utility-related subsidiaries into businesses unrelated to the utility industry. These regulations are not expected to materially impact JCP&L. Also, in the same proceeding, the NJBPU Staff issued an additional draft proposal on March 31, 2006 addressing various issues including access to books and records, ring-fencing, cross subsidization, corporate governance and related matters. Following public hearing and consideration of comments from interested parties, the NJBPU approved final regulations effective April 6, 2009. These regulations are not expected to materially impact JCP&L.

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

The EMP was issued on October 22, 2008, establishing five major goals:

•	maximize energy efficiency to achieve a 20% reduction in energy consumption by 2020;

•	reduce peak demand for electricity by 5,700 MW by 2020;

•	meet 30% of the state’s electricity needs with renewable energy by 2020;

•	examine smart grid technology and develop additional cogeneration and other generation resources consistent with the state’s greenhouse gas targets; and

•	invest in innovative clean energy technologies and businesses to stimulate the industry’s growth in New Jersey.

On January 28, 2009, the NJBPU adopted an order establishing the general process and contents of specific EMP plans that must be filed by December 31, 2009 by New Jersey electric and gas utilities in order to achieve the goals of the EMP. At this time, JCP&L cannot determine the impact, if any, the EMP may have on its operations.

In support of the New Jersey Governor’s Economic Assistance and Recovery Plan, JCP&L announced its intent to spend approximately $98 million on infrastructure and energy efficiency projects in 2009. An estimated $40 million will be spent on infrastructure projects, including substation upgrades, new transformers, distribution line re-closers and automated breaker operations. Approximately $34 million will be spent implementing new demand response programs as well as expanding on existing programs. Another $11 million will be spent on energy efficiency, specifically replacing transformers and capacitor control systems and installing new LED street lights. The remaining $13 million will be spent on energy efficiency programs that will complement those currently being offered. Completion of the projects is dependent upon resolution of regulatory issues including recovery of the costs associated with plan implementation.

FERC Matters (Applicable to FES and each of the Utilities)

Transmission Service between MISO and PJM

On November 18, 2004, the FERC issued an order eliminating the through and out rate for transmission service between the MISO and PJM regions. The FERC’s intent was to eliminate multiple transmission charges for a single transaction between the MISO and PJM regions. The FERC also ordered MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a rate mechanism to recover lost transmission revenues created by elimination of this charge (referred to as the Seams Elimination Cost Adjustment or SECA) during a 16-month transition period. The FERC issued orders in 2005 setting the SECA for hearing. The presiding judge issued an initial decision on August 10, 2006, rejecting the compliance filings made by MISO, PJM, and the transmission owners, and directing new compliance filings. This decision is subject to review and approval by the FERC. Briefs addressing the initial decision were filed on September 11, 2006 and October 20, 2006. A final order is pending before the FERC, and in the meantime, FirstEnergy affiliates have been negotiating and entering into settlement agreements with other parties in the docket to mitigate the risk of lower transmission revenue collection associated with an adverse order. On September 26, 2008, the MISO and PJM transmission owners filed a motion requesting that the FERC approve the pending settlements and act on the initial decision. On November 20, 2008, FERC issued an order approving uncontested settlements, but did not rule on the initial decision. On December 19, 2008, an additional order was issued approving two contested settlements.

PJM Transmission Rate

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

On May 18, 2007, certain parties filed for rehearing of the FERC’s April 19, 2007 order. On January 31, 2008, the requests for rehearing were denied. On February 11, 2008, AEP appealed the FERC’s April 19, 2007, and January 31, 2008, orders to the federal Court of Appeals for the D.C. Circuit. The Illinois Commerce Commission, the PUCO and Dayton Power & Light have also appealed these orders to the Seventh Circuit Court of Appeals. The appeals of these parties and others have been consolidated for argument in the Seventh Circuit. Oral argument was held on April 13, 2009, and a decision is expected this summer.

The FERC’s orders on PJM rate design will prevent the allocation of a portion of the revenue requirement of existing transmission facilities of other utilities to JCP&L, Met-Ed and Penelec. In addition, the FERC’s decision to allocate the cost of new 500 kV and above transmission facilities on a PJM-wide basis will reduce the costs of future transmission to be recovered from the JCP&L, Met-Ed and Penelec zones. A partial settlement agreement addressing the “beneficiary pays” methodology for below 500 kV facilities, but excluding the issue of allocating new facilities costs to merchant transmission entities, was filed on September 14, 2007. The agreement was supported by the FERC’s Trial Staff, and was certified by the Presiding Judge to the FERC. On July 29, 2008, the FERC issued an order conditionally approving the settlement subject to the submission of a compliance filing. The compliance filing was submitted on August 29, 2008, and the FERC issued an order accepting the compliance filing on October 15, 2008. On November 14, 2008, PJM submitted revisions to its tariff to incorporate cost responsibility assignments for below 500 kV upgrades included in PJM’s Regional Transmission Expansion Planning process in accordance with the settlement.  The FERC conditionally accepted the compliance filing on January 28, 2009.  PJM submitted a further compliance filing on March 2, 2009, which was accepted by the FERC on April 10, 2009. The remaining merchant transmission cost allocation issues were the subject of a hearing at the FERC in May 2008. An initial decision was issued by the Presiding Judge on September 18, 2008. PJM and FERC trial staff each filed a Brief on Exceptions to the initial decision on October 20, 2008. Briefs Opposing Exceptions were filed on November 10, 2008.

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

On September 17, 2007, AEP filed a complaint under Sections 206 and 306 of the Federal Power Act seeking to have the entire transmission rate design and cost allocation methods used by MISO and PJM declared unjust, unreasonable, and unduly discriminatory, and to have the FERC fix a uniform regional transmission rate design and cost allocation method for the entire MISO and PJM “Super Region” that recovers the average cost of new and existing transmission facilities operated at voltages of 345 kV and above from all transmission customers. Lower voltage facilities would continue to be recovered in the local utility transmission rate zone through a license plate rate. AEP requested a refund effective October 1, 2007, or alternatively, February 1, 2008. On January 31, 2008, the FERC issued an order denying the complaint. The effect of this order is to prevent the shift of significant costs to the FirstEnergy zones in MISO and PJM. A rehearing request by AEP was denied by the FERC on December 19, 2008. On February 17, 2009, AEP appealed the FERC’s January 31, 2008, and December 19, 2008, orders to the U.S. Court of Appeals for the Seventh Circuit. FESC, on behalf of its affiliated operating utility companies, filed a motion to intervene on March 10, 2009.

Duquesne’s Request to Withdraw from PJM

On November 8, 2007, Duquesne Light Company (Duquesne) filed a request with the FERC to exit PJM and to join MISO. Duquesne’s proposed move would affect numerous FirstEnergy interests, including but not limited to the terms under which FirstEnergy’s Beaver Valley Plant would continue to participate in PJM’s energy markets. FirstEnergy, therefore, intervened and participated fully in all of the FERC dockets that were related to Duquesne’s proposed move.

In November, 2008, Duquesne and other parties, including FirstEnergy, negotiated a settlement that would, among other things, allow for Duquesne to remain in PJM and provide for a methodology for Duquesne to meet the PJM capacity obligations for the 2011-2012 auction that excluded the Duquesne load. The settlement agreement was filed on December 10, 2008 and approved by the FERC in an order issued on January 29, 2009. MISO opposed the settlement agreement pending resolution of exit fees alleged to be owed by Duquesne. The FERC did not resolve the exit fee issue in its order. On March 2, 2009, the PPUC filed for rehearing of the FERC's January 29, 2009 order approving the settlement. Thereafter, FirstEnergy and other parties filed in opposition to the rehearing request. The PPUC's rehearing request, and the pleadings in opposition thereto, are pending before the FERC.

Changes ordered for PJM Reliability Pricing Model (RPM) Auction

On May 30, 2008, a group of PJM load-serving entities, state commissions, consumer advocates, and trade associations (referred to collectively as the RPM Buyers) filed a complaint at the FERC against PJM alleging that three of the four transitional RPM auctions yielded prices that are unjust and unreasonable under the Federal Power Act. On September 19, 2008, the FERC denied the RPM Buyers’ complaint. However, the FERC did grant the RPM Buyers’ request for a technical conference to review aspects of the RPM. The FERC also ordered PJM to file on or before December 15, 2008, a report on potential adjustments to the RPM program as suggested in a Brattle Group report. On December 12, 2008, PJM filed proposed tariff amendments that would adjust slightly the RPM program. PJM also requested that the FERC conduct a settlement hearing to address changes to the RPM and suggested that the FERC should rule on the tariff amendments only if settlement could not be reached in January, 2009. The request for settlement hearings was granted. Settlement had not been reached by January 9, 2009 and, accordingly, FirstEnergy and other parties submitted comments on PJM’s proposed tariff amendments. On January 15, 2009, the Chief Judge issued an order terminating settlement talks. On February 9, 2009, PJM and a group of stakeholders submitted an offer of settlement, which used the PJM December 12, 2008 filing as its starting point, and stated that unless otherwise specified, provisions filed by PJM on December 12, 2008, apply.

On March 26, 2009, the FERC accepted in part, and rejected in part, tariff provisions submitted by PJM, revising certain parts of its RPM. Ordered changes included making incremental improvements to RPM; however, the basic construct of RPM remains intact. On April 3, 2009, PJM filed with the FERC requesting clarification on certain aspects of the March 26, 2009 Order. On April 27, 2009, PJM submitted a compliance filing addressing the changes the FERC ordered in the March 26, 2009 Order; numerous parties have filed requests for rehearing of the March 26, 2009 Order. In addition, the FERC has indefinitely postponed the technical conference on RPM granted in the FERC order of September 19, 2008.

MISO Resource Adequacy Proposal

MISO made a filing on December 28, 2007 that would create an enforceable planning reserve requirement in the MISO tariff for load-serving entities such as the Ohio Companies, Penn Power, and FES. This requirement is proposed to become effective for the planning year beginning June 1, 2009. The filing would permit MISO to establish the reserve margin requirement for load-serving entities based upon a one day loss of load in ten years standard, unless the state utility regulatory agency establishes a different planning reserve for load-serving entities in its state. FirstEnergy believes the proposal promotes a mechanism that will result in commitments from both load-serving entities and resources, including both generation and demand side resources that are necessary for reliable resource adequacy and planning in the MISO footprint. Comments on the filing were submitted on January 28, 2008. The FERC conditionally approved MISO’s Resource Adequacy proposal on March 26, 2008, requiring MISO to submit to further compliance filings. Rehearing requests are pending on the FERC’s March 26 Order. On May 27, 2008, MISO submitted a compliance filing to address issues associated with planning reserve margins. On June 17, 2008, various parties submitted comments and protests to MISO’s compliance filing. FirstEnergy submitted comments identifying specific issues that must be clarified and addressed. On June 25, 2008, MISO submitted a second compliance filing establishing the enforcement mechanism for the reserve margin requirement which establishes deficiency payments for load-serving entities that do not meet the resource adequacy requirements. Numerous parties, including FirstEnergy, protested this filing.

On October 20, 2008, the FERC issued three orders essentially permitting the MISO Resource Adequacy program to proceed with some modifications. First, the FERC accepted MISO's financial settlement approach for enforcement of Resource Adequacy subject to a compliance filing modifying the cost of new entry penalty. Second, the FERC conditionally accepted MISO's compliance filing on the qualifications for purchased power agreements to be capacity resources, load forecasting, loss of load expectation, and planning reserve zones. Additional compliance filings were directed on accreditation of load modifying resources and price responsive demand. Finally, the FERC largely denied rehearing of its March 26 order with the exception of issues related to behind the meter resources and certain ministerial matters. On November 19, 2008, MISO made various compliance filings pursuant to these orders. Issuance of orders on rehearing and two of the compliance filings occurred on February 19, 2009. No material changes were made to MISO’s Resource Adequacy program. On April 16, 2009, the FERC issued an additional order on rehearing and compliance, approving MISO’s proposed financial settlement provision for Resource Adequacy. The MISO Resource Adequacy process is expected to start as planned effective June 1, 2009, the beginning of the MISO planning year.

FES Sales to Affiliates

On October 24, 2008, FES, on its own behalf and on behalf of its generation-controlling subsidiaries, filed an application with the FERC seeking a waiver of the affiliate sales restrictions between FES and the Ohio Companies. The purpose of the waiver is to ensure that FES will be able to continue supplying a material portion of the electric load requirements of the Ohio Companies after January 1, 2009 pursuant to either an ESP or MRO as filed with the PUCO. FES previously obtained a similar waiver for electricity sales to its affiliates in New Jersey, New York, and Pennsylvania. On December 23, 2008, the FERC issued an order granting the waiver request and the Ohio Companies made the required compliance filing on December 30, 2008. In January 2009, several parties filed for rehearing of the FERC’s December 23, 2008 order. In response, FES filed an answer to requests for rehearing on February 5, 2009. The requests and responses are pending before the FERC.

FES supplied all of the power requirements for the Ohio Companies pursuant to a Power Supply Agreement that ended on December 31, 2008. On January 2, 2009, FES signed an agreement to provide 75% of the Ohio Companies’ power requirements for the period January 5, 2009 through March 31, 2009. Subsequently, FES signed an agreement to provide 100% of the Ohio Companies’ power requirements for the period April 1, 2009 through May 31, 2009. On March 4, 2009, the PUCO issued an order approving these two affiliate sales agreements. FERC authorization for these affiliate sales was by means of the December 23, 2008 waiver.

On October 31, 2008, FES executed a Third Restated Partial Requirements Agreement with Met-Ed, Penelec, and Waverly effective November 1, 2008. The Third Restated Partial Requirements Agreement limits the amount of capacity and energy required to be supplied by FES in 2009 and 2010 to roughly two-thirds of these affiliates’ power supply requirements. Met-Ed, Penelec, and Waverly have committed resources in place for the balance of their expected power supply during 2009 and 2010. Under the Third Restated Partial Requirements Agreement, Met-Ed, Penelec, and Waverly are responsible for obtaining additional power supply requirements created by the default or failure of supply of their committed resources. Prices for the power provided by FES were not changed in the Third Restated Partial Requirements Agreement.

Environmental Matters

Various federal, state and local authorities regulate FES and the Utilities with regard to air and water quality and other environmental matters. The effects of compliance on FES and the Utilities with regard to environmental matters could have a material adverse effect on their earnings and competitive position to the extent that they compete with companies that are not subject to such regulations and, therefore, do not bear the risk of costs associated with compliance, or failure to comply, with such regulations.

FES and the Utilities accrue environmental liabilities only when they conclude that it is probable that they have an obligation for such costs and can reasonably estimate the amount of such costs. Unasserted claims are reflected in FES’ and the Utilities’ determination of environmental liabilities and are accrued in the period that they become both probable and reasonably estimable.

Clean Air Act Compliance (Applicable to FES, OE, JCP&L, Met-Ed and Penelec)

FES is required to meet federally-approved SO2 emissions regulations. Violations of such regulations can result in the shutdown of the generating unit involved and/or civil or criminal penalties of up to $37,500 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. FES believes it is currently in compliance with this policy, but cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

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

FES complies with SO2 reduction requirements under the Clean Air Act Amendments of 1990 by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOX reductions required by the 1990 Amendments are being achieved through combustion controls, the generation of more electricity at lower-emitting plants, and/or using emission allowances. In September 1998, the EPA finalized regulations requiring additional NOX reductions at FES' facilities. The EPA's NOX Transport Rule imposes uniform reductions of NOX emissions (an approximate 85% reduction in utility plant NOX emissions from projected 2007 emissions) across a region of nineteen states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on a conclusion that such NOX emissions are contributing significantly to ozone levels in the eastern United States. FES believes its facilities are also complying with the NOX budgets established under SIPs through combustion controls and post-combustion controls, including Selective Catalytic Reduction and SNCR systems, and/or using emission allowances.

In 1999 and 2000, the EPA issued an NOV and the DOJ filed a civil complaint against OE and Penn based on operation and maintenance of the W. H. Sammis Plant (Sammis NSR Litigation) and filed similar complaints involving 44 other U.S. power plants. This case and seven other similar cases are referred to as the NSR cases. OE’s and Penn’s settlement with the EPA, the DOJ and three states (Connecticut, New Jersey and New York) that resolved all issues related to the Sammis NSR litigation was approved by the Court on July 11, 2005. This settlement agreement, in the form of a consent decree, requires reductions of NOX and SO2 emissions at the Sammis, Burger, Eastlake and Mansfield coal-fired plants through the installation of pollution control devices or repowering and provides for stipulated penalties for failure to install and operate such pollution controls or complete repowering in accordance with that agreement. Capital expenditures necessary to complete requirements of the Sammis NSR Litigation consent decree, including repowering Burger Units 4 and 5 for biomass fuel consumption, are currently estimated to be $706 million for 2009-2012 (with $414 million expected to be spent in 2009).

On May 22, 2007, FirstEnergy and FGCO received a notice letter, required 60 days prior to the filing of a citizen suit under the federal CAA, alleging violations of air pollution laws at the Bruce Mansfield Plant, including opacity limitations. Prior to the receipt of this notice, the Plant was subject to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection concerning opacity emissions under which efforts to achieve compliance with the applicable laws will continue. On October 18, 2007, PennFuture filed a complaint, joined by three of its members, in the United States District Court for the Western District of Pennsylvania. On January 11, 2008, FirstEnergy filed a motion to dismiss claims alleging a public nuisance. On April 24, 2008, the Court denied the motion to dismiss, but also ruled that monetary damages could not be recovered under the public nuisance claim. In July 2008, three additional complaints were filed against FGCO in the United States District Court for the Western District of Pennsylvania seeking damages based on Bruce Mansfield Plant air emissions. In addition to seeking damages, two of the complaints seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner”, one being a complaint filed on behalf of twenty-one individuals and the other being a class action complaint, seeking certification as a class action with the eight named plaintiffs as the class representatives. On October 14, 2008, the Court granted FGCO’s motion to consolidate discovery for all four complaints pending against the Bruce Mansfield Plant. FGCO believes the claims are without merit and intends to defend itself against the allegations made in these complaints. The Pennsylvania Department of Health and the U.S. Agency for Toxic Substance and Disease Registry recently disclosed their intention to conduct additional air monitoring in the vicinity of the Mansfield plant.

On December 18, 2007, the state of New Jersey filed a CAA citizen suit alleging NSR violations at the Portland Generation Station against Reliant (the current owner and operator), Sithe Energy (the purchaser of the Portland Station from Met-Ed in 1999), GPU, Inc. and Met-Ed. Specifically, New Jersey alleges that "modifications" at Portland Units 1 and 2 occurred between 1980 and 2005 without preconstruction NSR or permitting under the CAA's prevention of significant deterioration program, and seeks injunctive relief, penalties, attorney fees and mitigation of the harm caused by excess emissions. On March 14, 2008, Met-Ed filed a motion to dismiss the citizen suit claims against it and a stipulation in which the parties agreed that GPU, Inc. should be dismissed from this case. On March 26, 2008, GPU, Inc. was dismissed by the United States District Court. The scope of Met-Ed’s indemnity obligation to and from Sithe Energy is disputed. On October 30, 2008, the state of Connecticut filed a Motion to Intervene, which the Court granted on March 24, 2009. On December 5, 2008, New Jersey filed an amended complaint, adding claims with respect to alleged modifications that occurred after GPU’s sale of the plant. Met-Ed filed a Motion to Dismiss the claims in New Jersey’s Amended Complaint on February 19, 2009. On January 14, 2009, the EPA issued a NOV to Reliant alleging new source review violations at the Portland Generation Station based on “modifications” dating back to 1986. Met-Ed is unable to predict the outcome of this matter. The EPA’s January 14, 2009, NOV also alleged new source review violations at the Keystone and Shawville Stations based on “modifications” dating back to 1984. JCP&L, as the former owner of 16.67% of Keystone Station and Penelec, as former owner and operator of the Shawville Station, are unable to predict the outcome of this matter.

On June 11, 2008, the EPA issued a Notice and Finding of Violation to Mission Energy Westside, Inc. alleging that "modifications" at the Homer City Power Station occurred since 1988 to the present without preconstruction NSR or permitting under the CAA's prevention of significant deterioration program. Mission Energy is seeking indemnification from Penelec, the co-owner (along with New York State Electric and Gas Company) and operator of the Homer City Power Station prior to its sale in 1999. The scope of Penelec’s indemnity obligation to and from Mission Energy is disputed. Penelec is unable to predict the outcome of this matter.

On May 16, 2008, FGCO received a request from the EPA for information pursuant to Section 114(a) of the CAA for certain operating and maintenance information regarding the Eastlake, Lakeshore, Bay Shore and Ashtabula generating plants to allow the EPA to determine whether these generating sources are complying with the NSR provisions of the CAA. On July 10, 2008, FGCO and the EPA entered into an Administrative Consent Order modifying that request and setting forth a schedule for FGCO’s response. On October 27, 2008, FGCO received a second request from the EPA for information pursuant to Section 114(a) of the CAA for additional operating and maintenance information regarding the Eastlake, Lakeshore, Bay Shore and Ashtabula generating plants. FGCO intends to fully comply with the EPA’s information requests, but, at this time, is unable to predict the outcome of this matter.

On August 18, 2008, FirstEnergy received a request from the EPA for information pursuant to Section 114(a) of the CAA for certain operating and maintenance information regarding its formerly-owned Avon Lake and Niles generating plants, as well as a copy of a nearly identical request directed to the current owner, Reliant Energy, to allow the EPA to determine whether these generating sources are complying with the NSR provisions of the CAA. FirstEnergy intends to fully comply with the EPA’s information request, but, at this time, is unable to predict the outcome of this matter.

National Ambient Air Quality Standards  (Applicable to FES)

In March 2005, the EPA finalized the CAIR covering a total of 28 states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on proposed findings that air emissions from 28 eastern states and the District of Columbia significantly contribute to non-attainment of the NAAQS for fine particles and/or the "8-hour" ozone NAAQS in other states. CAIR requires reductions of NOX and SO2 emissions in two phases (Phase I in 2009 for NOX, 2010 for SO2 and Phase II in 2015 for both NOX and SO2), ultimately capping SO2 emissions in affected states to just 2.5 million tons annually and NOX emissions to just 1.3 million tons annually. CAIR was challenged in the United States Court of Appeals for the District of Columbia and on July 11, 2008, the Court vacated CAIR “in its entirety” and directed the EPA to “redo its analysis from the ground up.” On September 24, 2008, the EPA, utility, mining and certain environmental advocacy organizations petitioned the Court for a rehearing to reconsider its ruling vacating CAIR. On December 23, 2008, the Court reconsidered its prior ruling and allowed CAIR to remain in effect to “temporarily preserve its environmental values” until the EPA replaces CAIR with a new rule consistent with the Court’s July 11, 2008 opinion. The future cost of compliance with these regulations may be substantial and will depend, in part, on the action taken by the EPA in response to the Court’s ruling.

Mercury Emissions  (Applicable to FES)

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized the CAMR, which provides a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping national mercury emissions at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program) and 15 tons per year by 2018. Several states and environmental groups appealed the CAMR to the United States Court of Appeals for the District of Columbia. On February 8, 2008, the Court vacated the CAMR, ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. The EPA petitioned for rehearing by the entire Court, which denied the petition on May 20, 2008. On October 17, 2008, the EPA (and an industry group) petitioned the United States Supreme Court for review of the Court’s ruling vacating CAMR. On February 6, 2009, the EPA moved to dismiss its petition for certiorari. On February 23, 2009, the Supreme Court dismissed the EPA’s petition and denied the industry group’s petition. The EPA is developing new mercury emission standards for coal-fired power plants. FGCO’s future cost of compliance with mercury regulations may be substantial and will depend on the action taken by the EPA and on how they are ultimately implemented.

Pennsylvania has submitted a new mercury rule for EPA approval that does not provide a cap-and-trade approach as in the CAMR, but rather follows a command-and-control approach imposing emission limits on individual sources. On January 30, 2009, the Commonwealth Court of Pennsylvania declared Pennsylvania’s mercury rule “unlawful, invalid and unenforceable” and enjoined the Commonwealth from continued implementation or enforcement of that rule. It is anticipated that compliance with these regulations, if the Commonwealth Court’s rulings were reversed on appeal and Pennsylvania’s mercury rule was implemented, would not require the addition of mercury controls at the Bruce Mansfield Plant, FES’ only Pennsylvania coal-fired power plant, until 2015, if at all.

Climate Change  (Applicable to FES)

In December 1997, delegates to the United Nations' climate summit in Japan adopted an agreement, the Kyoto Protocol, to address global warming by reducing the amount of man-made GHG, including CO2, emitted by developed countries by 2012. The United States signed the Kyoto Protocol in 1998 but it was never submitted for ratification by the United States Senate. However, the Bush administration had committed the United States to a voluntary climate change strategy to reduce domestic GHG intensity – the ratio of emissions to economic output – by 18% through 2012. Also, in an April 16, 2008 speech, former President Bush set a policy goal of stopping the growth of GHG emissions by 2025, as the next step beyond the 2012 strategy. In addition, the EPACT established a Committee on Climate Change Technology to coordinate federal climate change activities and promote the development and deployment of GHG reducing technologies. President Obama has announced his Administration’s “New Energy for America Plan” that includes, among other provisions, ensuring that 10% of electricity in the United States comes from renewable sources by 2012, and increasing to 25% by 2025; and implementing an economy-wide cap-and-trade program to reduce GHG emissions 80% by 2050.

There are a number of initiatives to reduce GHG emissions under consideration at the federal, state and international level. At the international level, efforts to reach a new global agreement to reduce GHG emissions post-2012 have begun with the Bali Roadmap, which outlines a two-year process designed to lead to an agreement in 2009. At the federal level, members of Congress have introduced several bills seeking to reduce emissions of GHG in the United States, and the Senate Environment and Public Works Committee has passed one such bill. State activities, primarily the northeastern states participating in the Regional Greenhouse Gas Initiative and western states, led by California, have coordinated efforts to develop regional strategies to control emissions of certain GHGs.

On April 2, 2007, the United States Supreme Court found that the EPA has the authority to regulate CO2 emissions from automobiles as “air pollutants” under the CAA. Although this decision did not address CO2 emissions from electric generating plants, the EPA has similar authority under the CAA to regulate “air pollutants” from those and other facilities. On April 17, 2009, the EPA released a “Proposed Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act.” The EPA’s proposed finding concludes that the atmospheric concentrations of several key greenhouse gases threaten the health and welfare of future generations and that the combined emissions of these gases by motor vehicles contribute to the atmospheric concentrations of these key greenhouse gases and hence to the threat of climate change. Although the EPA’s proposed finding, if finalized, does not establish emission requirements for motor vehicles, such requirements would be expected to occur through further rulemakings. Additionally, while the EPA’s proposed findings do not specifically address stationary sources, including electric generating plants, those findings, if finalized, would be expected to support the establishment of future emission requirements by the EPA for stationary sources.

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

On September 7, 2004, the EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility's cooling water system). On January 26, 2007, the United States Court of Appeals for the Second Circuit remanded portions of the rulemaking dealing with impingement mortality and entrainment back to the EPA for further rulemaking and eliminated the restoration option from the EPA’s regulations. On July 9, 2007, the EPA suspended this rule, noting that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. On April 1, 2009, the Supreme Court of the United States reversed one significant aspect of the Second Circuit Court’s opinion and decided that Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. FES is studying various control options and their costs and effectiveness. Depending on the results of such studies and the EPA’s further rulemaking and any action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures.

The U.S. Attorney's Office in Cleveland, Ohio has advised FGCO that it is considering prosecution under the Clean Water Act and the Migratory Bird Treaty Act for three petroleum spills at the Edgewater, Lakeshore and Bay Shore plants which occurred on November 1, 2005, January 26, 2007 and February 27, 2007. FGCO is unable to predict the outcome of this matter.

Regulation of Waste Disposal (Applicable to FES and each of the Utilities)

As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion waste products, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation. The EPA subsequently determined that regulation of coal ash as a hazardous waste is unnecessary. In April 2000, the EPA announced that it will develop national standards regulating disposal of coal ash under its authority to regulate non-hazardous waste. In February 2009, the EPA requested comments from the states on options for regulating coal combustion wastes, including regulation as non-hazardous waste or regulation as a hazardous waste. The future cost of compliance with coal combustion waste regulations may be substantial and will depend, in part, on the regulatory action taken by the EPA and implementation by the states.

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of March 31, 2009, FirstEnergy had approximately $1.6 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. As part of the application to the NRC to transfer the ownership of Davis-Besse, Beaver Valley and Perry to NGC in 2005, FirstEnergy agreed to contribute another $80 million to these trusts by 2010. Consistent with NRC guidance, utilizing a “real” rate of return on these funds of approximately 2% over inflation, these trusts are expected to exceed the minimum decommissioning funding requirements set by the NRC. Conservatively, these estimates do not include any return that the trusts may earn over the 20-year plant useful life extensions that FirstEnergy (and Exelon for TMI-1 as it relates to the timing of the decommissioning of TMI-2) seeks for these facilities.

The Utilities have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of March 31, 2009, based on estimates of the total costs of cleanup, the Utilities' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $91 million (JCP&L - $64 million, TE - $1 million, CEI - $1 million and FirstEnergy Corp. - $25 million) have been accrued through March 31, 2009. Included in the total are accrued liabilities of approximately $56 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC.

Other Legal Proceedings

Power Outages and Related Litigation  (Applicable to JCP&L)

In July 1999, the Mid-Atlantic States experienced a severe heat wave, which resulted in power outages throughout the service territories of many electric utilities, including JCP&L's territory. In an investigation into the causes of the outages and the reliability of the transmission and distribution systems of all four of New Jersey’s electric utilities, the NJBPU concluded that there was not a prima facie case demonstrating that, overall, JCP&L provided unsafe, inadequate or improper service to its customers. Two class action lawsuits (subsequently consolidated into a single proceeding, the Muise class action) were filed in New Jersey Superior Court in July 1999 against JCP&L, GPU and other GPU companies, seeking compensatory and punitive damages arising from the July 1999 service interruptions in the JCP&L territory.

After various motions, rulings and appeals, the Plaintiffs' claims for consumer fraud, common law fraud, negligent misrepresentation, strict product liability, and punitive damages were dismissed, leaving only the negligence and breach of contract causes of actions. The class was decertified twice by the trial court, and appealed both times by the Plaintiffs, with the results being that: (1) the Appellate Division limited the class only to those customers directly impacted by the outages of JCP&L transformers in Red Bank, NJ, based on a common incident involving the failure of the bushings of two large transformers in the Red Bank substation which resulted in planned and unplanned outages in the area during a 2-3 day period, and (2) in March 2007, the Appellate Division remanded this matter back to the Trial Court to allow plaintiffs sufficient time to establish a damage model or individual proof of damages. Proceedings then continued at the trial court level and a case management conference with the presiding Judge was held on June 13, 2008. At that conference, counsel for the Plaintiffs stated his intent to drop his efforts to create a class-wide damage model and, instead of dismissing the class action, expressed his desire for a bifurcated trial on liability and damages. In response, JCP&L filed an objection to the plaintiffs’ proposed trial plan and another motion to decertify the class. On March 31, 2009, the trial court granted JCP&L’s motion to decertify the class. On April 20, 2009, the Plaintiffs filed their appeal to the trial court's decision to decertify the class.

On December 9, 2008, a transformer at JCP&L’s Oceanview substation failed, resulting in an outage on certain bulk electric system (transmission voltage) lines out of the Oceanview and Atlantic substations, with customers in the affected area losing power. Power was restored to most customers within a few hours and to all customers within eleven hours. On December 16, 2008, JCP&L provided preliminary information about the event to certain regulatory agencies, including the NERC. On March 31, 2009, the NERC initiated a Compliance Violation Investigation in order to determine JCP&L’s contribution to the electrical event and to review any potential violation of NERC Reliability Standards associated with the event. The initial phase of the investigation requires JCP&L to respond to NERC’s request for factual data about the outage. JCP&L submitted its written response on May 1, 2009. JCP&L is not able at this time to predict what actions, if any, that NERC will take upon receipt of JCP&L’s response to NERC’s data request.

Nuclear Plant Matters  (Applicable to FES)

On May 14, 2007, the Office of Enforcement of the NRC issued a Demand for Information to FENOC, following FENOC’s reply to an April 2, 2007 NRC request for information about two reports prepared by expert witnesses for an insurance arbitration (the insurance claim was subsequently withdrawn by FirstEnergy in December 2007) related to Davis-Besse. The NRC indicated that this information was needed for the NRC “to determine whether an Order or other action should be taken pursuant to 10 CFR 2.202, to provide reasonable assurance that FENOC will continue to operate its licensed facilities in accordance with the terms of its licenses and the Commission’s regulations.” FENOC was directed to submit the information to the NRC within 30 days. On June 13, 2007, FENOC filed a response to the NRC’s Demand for Information reaffirming that it accepts full responsibility for the mistakes and omissions leading up to the damage to the reactor vessel head and that it remains committed to operating Davis-Besse and FirstEnergy’s other nuclear plants safely and responsibly. FENOC submitted a supplemental response clarifying certain aspects of the response to the NRC on July 16, 2007. The NRC issued a Confirmatory Order imposing these commitments on FENOC. In an April 23, 2009 Inspection Report, the NRC concluded that FENOC had completed all necessary actions required by the Confirmatory Order.

In August 2007, FENOC submitted an application to the NRC to renew the operating licenses for the Beaver Valley Power Station (Units 1 and 2) for an additional 20 years. The NRC is required by statute to provide an opportunity for members of the public to request a hearing on the application. No members of the public, however, requested a hearing on the Beaver Valley license renewal application. On September 24, 2008, the NRC issued a draft supplemental Environmental Impact Statement for Beaver Valley. FENOC will continue to work with the NRC Staff as it completes its environmental and technical reviews of the license renewal application, and expects to obtain renewed licenses for the Beaver Valley Power Station in 2009. If renewed licenses are issued by the NRC, the Beaver Valley Power Station’s licenses would be extended until 2036 and 2047 for Units 1 and 2, respectively.

Other Legal Matters  (Applicable to FES and each of the Utilities)

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FES' and the Utilities’ normal business operations pending against them. The other potentially material items not otherwise discussed above are described below.

JCP&L's bargaining unit employees filed a grievance challenging JCP&L's 2002 call-out procedure that required bargaining unit employees to respond to emergency power outages. On May 20, 2004, an arbitration panel concluded that the call-out procedure violated the parties' collective bargaining agreement. On September 9, 2005, the arbitration panel issued an opinion to award approximately $16 million to the bargaining unit employees. A final order identifying the individual damage amounts was issued on October 31, 2007 and the award appeal process was initiated. The union filed a motion with the federal Court to confirm the award and JCP&L filed its answer and counterclaim to vacate the award on December 31, 2007. JCP&L and the union filed briefs in June and July of 2008 and oral arguments were held in the fall. On February 25, 2009, the federal district court denied JCP&L’s motion to vacate the arbitration decision and granted the union’s motion to confirm the award. JCP&L filed a Notice of Appeal to the Third Circuit and a Motion to Stay Enforcement of the Judgment on March 6, 2009; the appeal process could take as long as 24 months. JCP&L recognized a liability for the potential $16 million award in 2005. Post-judgment interest began to accrue as of February 25, 2009, and the liability will be adjusted accordingly.

The union employees at the Bruce Mansfield Plant have been working without a labor contract since February 15, 2008. The parties are continuing to bargain with the assistance of a federal mediator. FES has a strike mitigation plan ready in the event of a strike.

The union employees at Met-Ed have been working without a labor contract since May 1, 2009. The parties are continuing to bargain and FirstEnergy has a work continuation plan ready in the event of a strike.

FES and the Utilities accrue legal liabilities only when they conclude that it is probable that they have an obligation for such costs and can reasonably estimate the amount of such costs. If it were ultimately determined that FES and the Utilities have legal liability or are otherwise made subject to liability based on the above matters, it could have a material adverse effect on their financial condition, results of operations and cash flows.

New Accounting Standards and Interpretations (Applicable to FES and each of the Utilities)

FSP FAS 157-4 – “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

In April 2009, the FASB issued Staff Position FAS 157-4, which provides additional guidance to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The FSP establishes a two-step process requiring a reporting entity to first determine if a market is not active in relation to normal market activity for the asset. If evidence indicates the market is not active, an entity would then need to determine whether a quoted price in the market is associated with a distressed transaction. An entity will need to further analyze the transactions or quoted prices, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. Additional disclosures related to the inputs and valuation techniques used in the fair value measurements are also required. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FES and the Utilities will adopt the FSP for their interim period ending June 30, 2009. While the FSP will expand disclosure requirements, FES and the Utilities do not expect the FSP to have a material effect upon their financial statements.

FSP FAS 115-2 and FAS 124-2 - “Recognition and Presentation of Other-Than-Temporary Impairments”

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, which changes the method to determine whether an other-than-temporary impairment exists for debt securities and the amount of impairment to be recorded in earnings. Under the FSP, management will be required to assert it does not have the intent to sell the debt security, and it is more likely than not it will not have to sell the debt security before recovery of its cost basis. If management is unable to make these assertions, the debt security will be deemed other-than-temporarily impaired and the security will be written down to fair value with the full charge recorded through earnings. If management is able to make the assertions, but there are credit losses associated with the debt security, the portion of impairment related to credit losses will be recognized in earnings while the remaining impairment will be recognized through other comprehensive income. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FES and the Utilities will adopt the FSP for their interim period ending June 30, 2009 and do not expect the FSP to have a material effect upon their financial statements.

FSP FAS 107-1 and APB 28-1 - “Interim Disclosures about Fair Value of Financial Instruments”

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, which requires disclosures of the fair value of financial instruments in interim financial statements, as well as in annual financial statements. The FSP also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FES and the Utilities will adopt the FSP for their interim period ending June 30, 2009, and expect to expand their disclosures regarding the fair value of financial instruments.

FSP FAS 132 (R)-1 – “Employers’ Disclosures about Postretirement Benefit Plan Assets”

In December 2008, the FASB issued Staff Position FAS 132(R)-1, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Requirements of this FSP include disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant categories of risk. This FSP is effective for fiscal years ending after December 15, 2009. FES and the Utilities will expand their disclosures related to postretirement benefit plan assets as a result of this FSP.

Recent Developments (Applicable to FES and each of the Utilities to the extent indicated)

On April 6, 2009, Richard H. Marsh, Senior Vice President and Chief Financial Officer (CFO) of FirstEnergy indicated his intention to step down as CFO on May 1, 2009, and retire from FirstEnergy effective July 1, 2009. Mr. Marsh was also Senior Vice President and CFO of FES and each of the Utilities except JCP&L and a Director of FES, OE, CEI and TE. On April 8, 2009, FirstEnergy’s Board of Directors elected Mark T. Clark, Executive Vice President and CFO to succeed Mr. Marsh as CFO of FirstEnergy, effective May 1, 2009. Mr. Clark also became Executive Vice President and CFO of FES and each of the Utilities except JCP&L and a Director of FES, OE, CEI and TE, effective May 1, 2009.

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

These statements should be read in conjunction with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 2008 for FirstEnergy, FES and the Utilities. The consolidated unaudited financial statements of FirstEnergy, FES and each of the Utilities reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise indicated, defined terms used herein have the meanings set forth in the accompanying Glossary of Terms.

FirstEnergy and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation. FirstEnergy consolidates a VIE (see Note 6) when it is determined to be the VIE's primary beneficiary. Investments in non-consolidated affiliates over which FirstEnergy and its subsidiaries have the ability to exercise significant influence, but not control (20-50% owned companies, joint ventures and partnerships) follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage share of the entity’s earnings is reported in the Consolidated Statements of Income.

The consolidated financial statements as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated May 7, 2009) is included herein. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Reconciliation of Basic and Diluted	Three Months Ended March 31
Earnings per Share of Common Stock	2009	2008
	(In millions, except per share amounts)
Earnings available to parent	$119	$276

Average shares of common stock outstanding – Basic	304	304
Assumed exercise of dilutive stock options and awards	2	3
Average shares of common stock outstanding – Diluted	306	307

Basic earnings per share of common stock	$0.39	$0.91
Diluted earnings per share of common stock	$0.39	$0.90

3. FAIR VALUE MEASURES

FirstEnergy’s valuation techniques, including the three levels of the fair value hierarchy as defined by SFAS 157, are disclosed in Note 5 of the Notes to Consolidated Financial Statements in FirstEnergy’s Annual Report.

The following table sets forth FirstEnergy’s financial assets and financial liabilities that are accounted for at fair value by level within the fair value hierarchy as of March 31, 2009 and December 31, 2008. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. FirstEnergy’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the fair valuation of assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures
as of March 31, 2009	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Derivatives	$-	$43	$-	$43
Available-for-sale securities(1)	427	1,533	-	1,960
NUG contracts(2)	-	-	340	340
Other investments	-	80	-	80
Total	$427	$1,656	$340	$2,423

Liabilities:
Derivatives	$30	$27	$-	$57
NUG contracts(2)	-	-	816	816
Total	$30	$27	$816	$873

(1)	Primarily consists of investments in nuclear decommissioning trusts, the spent nuclear fuel trusts and the NUG trusts. Balance excludes $3 million of receivables, payables and accrued income.
(2)	NUG contracts are completely offset by regulatory assets.

Recurring Fair Value Measures
as of December 31, 2008	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Derivatives	$-	$40	$-	$40
Available-for-sale securities(1)	537	1,464	-	2,001
NUG contracts(2)	-	-	434	434
Other investments	-	83	-	83
Total	$537	$1,587	$434	$2,558

Liabilities:
Derivatives	$25	$31	$-	$56
NUG contracts(2)	-	-	766	766
Total	$25	$31	$766	$822
(1)	Primarily consists of investments in nuclear decommissioning trusts, the spent nuclear fuel trusts and the NUG trusts. Balance excludes $5 million of receivables, payables and accrued income.
    (2)      NUG contracts are completely offset by regulatory assets.

The determination of the above fair value measures takes into consideration various factors required under SFAS 157. These factors include nonperformance risk, including counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of nonperformance risk was immaterial in the fair value measurements.

The following table sets forth a reconciliation of changes in the fair value of NUG contracts classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31
	2009	2008
Balance as of January 1	$(332)	$(803)
Settlements(1)	83	64
Unrealized gains (losses)(1)	(227)	320
Net transfers to (from) Level 3	-	-
Balance as of March 31, 2009	$(476)	$(419)

Change in unrealized gains (losses) relating to
instruments held as of March 31	$(227)	$320

(1) Changes in the fair value of NUG contracts are completely offset by regulatory assets and do not impact earnings.

On January 1, 2009, FirstEnergy adopted FSP FAS 157-2, for financial assets and financial liabilities measured at fair value on a non-recurring basis. The impact of SFAS 157 on those financial assets and financial liabilities is immaterial.

4. DERIVATIVE INSTRUMENTS

FirstEnergy is exposed to financial risks resulting from fluctuating interest rates and commodity prices, including prices for electricity, natural gas, coal and energy transmission. To manage the volatility relating to these exposures, FirstEnergy uses a variety of derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used for risk management purposes. In addition to derivatives, FirstEnergy also enters into master netting agreements with certain third parties. FirstEnergy's Risk Policy Committee, comprised of members of senior management, provides general management oversight for risk management activities throughout FirstEnergy. They are responsible for promoting the effective design and implementation of sound risk management programs. They also oversee compliance with corporate risk management policies and established risk management practices.

FirstEnergy accounts for derivative instruments on its Consolidated Balance Sheet at their fair value unless they meet the normal purchase and normal sales criteria. Derivatives that meet those criteria are accounted for at cost. The changes in the fair value of derivative instruments that do not meet the normal purchase and normal sales criteria are recorded as other expense, as AOCL, or as part of the value of the hedged item as described below.

Interest Rate Derivatives

Under the revolving credit facility, FirstEnergy incurs variable interest charges based on LIBOR. In 2008, FirstEnergy entered into swaps with a notional value of $200 million to hedge against changes in associated interest rates. Hedges with a notional value of $100 million expire in November 2009 and the remainder expire in November 2010. The swaps are accounted for as cash flow hedges under SFAS 133. As of March 31, 2009, the fair value of outstanding swaps was $(4) million.

FirstEnergy uses forward starting swap agreements to hedge a portion of the consolidated interest rate risk associated with issuances of fixed-rate, long-term debt securities of its subsidiaries. These derivatives are treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. During the first quarter of 2009, FirstEnergy terminated forward swaps with a notional value of $100 million when a subsidiary issued long term debt. The gain associated with the termination was $1.3 million, of which $0.3 million was ineffective and recognized as an adjustment to interest expense. The remaining effective portion will be amortized to interest expense over the life of the hedged debt. FirstEnergy currently has no outstanding forward swaps.

As of March 31, 2009 and 2008, the total fair value of outstanding interest rate derivatives was $(4) million and $(3) million, respectively. Interest rate derivatives are located in “Other Noncurrent Liabilities” in FirstEnergy’s consolidated balance sheets. The effect of interest rate derivatives on the statements of income and comprehensive income during the periods ended March 31, 2009 and 2008 were:

	Three Months Ended
	March 31
	2009	2008
Effective Portion	(in millions)
Loss Recognized in AOCL	$(2)	$-
Loss Reclassified from AOCL into Interest Expense	(5)	(4)
Ineffective Portion
Loss Recognized in Interest Expense	-	(1)

Total unamortized losses included in AOCL associated with prior interest rate hedges totaled $119 million ($70 million net of tax) as of March 31, 2009. Based on current estimates, approximately $11 million will be amortized to interest expense during the next twelve months. FirstEnergy’s interest rate swaps do not include any contingent credit risk related features.

Commodity Derivatives

FirstEnergy uses both physically and financially settled derivatives to manage its exposure to volatility in commodity prices. Commodity derivatives are used for risk management purposes to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting. Derivatives that do not qualify under the normal purchase or sales criteria or for hedge accounting as cash flow hedges are marked to market through earnings. FirstEnergy’s risk policy does not allow derivatives to be used for speculative or trading purposes. FirstEnergy hedges forecasted electric sales and purchases and anticipated natural gas purchases using forwards and options. Heating oil futures are used to hedge both oil purchases and fuel surcharges associated with rail transportation contracts. FirstEnergy’s maximum hedge term is typically two years. The effective portions of all cash flow hedges are initially recorded in AOCL and are subsequently included in net income as the underlying hedged commodities are delivered.

The following tables summarize the location and fair value of commodity derivatives in FirstEnergy’s consolidated balance sheets:

Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	March 31,	December 31,		March 31,	December 31,
	2009	2008		2009	2008
Cash Flow Hedges	(in millions)		Cash Flow Hedges	(in millions)
Electricity Forwards			Electricity Forwards
Current Assets	$23	$11	Current Liabilities	$23	$27
Natural Gas Futures			Natural Gas Futures
Current Assets	-	-	Current Liabilities	11	4
Long-Term Deferred Charges	-	-	Noncurrent Liabilities	5	5
Other			Other
Current Assets	-	-	Current Liabilities	10	12
Long-Term Deferred Charges	-	-	Noncurrent Liabilities	3	4
	$23	$11		$52	$52

Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	March 31, 2009	December 31, 2008		March 31, 2009	December 31, 2008
Economic Hedges	(in millions)		Economic Hedges	(in millions)
NUG Contracts			NUG Contracts
Power Purchase	$340	$434	Power Purchase	$816	$766
Contract Asset			Contract Liability
Other			Other
Current Assets	1	1	Current Liabilities	1	1
Long-Term Deferred Charges	19	28	Noncurrent Liabilities	-	-
	$360	$463		$817	$767
Total Commodity Derivatives	$383	$474	Total Commodity Derivatives	$869	$819

Electricity forwards are used to balance expected retail and wholesale sales with expected generation and purchased power. Natural gas futures are entered into based on expected consumption of natural gas, primarily used in FirstEnergy’s peaking units. Heating oil futures are entered into based on expected consumption of oil and the financial risk in FirstEnergy’s transportation contracts. Derivative instruments are not used in quantities greater than forecasted needs. The following table summarizes the volume of FirstEnergy’s outstanding derivative transactions as of March 31, 2009.

	Purchases	Sales	Net	Units
	(in thousands)
Electricity Forwards	772	(1,735)	(963)	MWh
Heating Oil Futures	20,496	(2,520)	17,976	Gallons
Natural Gas Futures	4,850	-	4,850	mmBtu

The effect of derivative instruments on the consolidated statements of income and comprehensive income for the three months ended March 31, 2009 and 2008, for instruments designated in cash flow hedging relationships and not in hedging relationships, respectively, are summarized in the following tables:

Derivatives in Cash Flow Hedging Relationships	Electricity	Natural Gas	Heating Oil
	Forwards	Futures	Futures	Total
2009	(in millions)
Gain (Loss) Recognized in AOCL (Effective Portion)	$(2)	$(7)	$(1)	$(10)
Effective Gain (Loss) Reclassified to:(1)
Purchased Power Expense	(18)	-	-	(18)
Fuel Expense	-	-	(4)	(4)

2008
Gain (Loss) Recognized in AOCL (Effective Portion)	$(14)	$3	$-	$(11)
Effective Gain (Loss) Reclassified to:(1)
Purchased Power Expense	(17)	-	-	(17)
Fuel Expense	-	-	-

(1) The ineffective portion was immaterial.

Derivatives Not in Hedging Relationships	NUG
	Contracts	Other	Total
2009	(in millions)
Unrealized Gain (Loss) Recognized in:
Regulatory Assets(1)	$(227)	$-	$(227)
Realized Gain (Loss) Reclassified to:
Fuel Expense(2)	$-	$(1)	$(1)
Regulatory Assets(3)	(83)	10	(73)
	$(83)	$9	$(74)
2008
Unrealized Gain (Loss) Recognized in:
Regulatory Assets(1)	$320	$-	$320

Realized Gain (Loss) Reclassified to:
Regulatory Assets(3)	$(64)	$11	$(53)

(1)	Changes in the fair value of NUG Contracts are deferred for future recovery from (or refund to) customers.
(2)	The realized gain (loss) is reclassified upon termination of the derivative instrument
(3)	The above market cost of NUG power is deferred for future recovery from (or refund to) customers.

Total unamortized losses included in AOCL associated with commodity derivatives were $32 million ($19 million net of tax) as of March 31, 2009, as compared to $44 million ($27 million net of tax) as of December 31, 2008. The change (net of tax) resulted from a net $5 million increase related to current hedging activity and a $13 million decrease due to net hedge losses reclassified to earnings during the first quarter of 2009. Based on current estimates, approximately $15 million (after tax) of the net deferred losses on derivative instruments in AOCL as of March 31, 2009 are expected to be reclassified to earnings during the next twelve months as hedged transactions occur. The fair value of these derivative instruments fluctuate from period to period based on various market factors.

Many of FirstEnergy’s commodity derivatives contain credit risk features. As of March 31, 2009, FirstEnergy posted $141 million of collateral related to net liability positions and held no counterparties’ funds related to asset positions. The collateral FirstEnergy has posted relates to both derivative and non-derivative contracts. FirstEnergy’s largest derivative counterparties fully collateralize all derivative transactions. Certain commodity derivative contracts include credit-risk-related contingent features that would require FirstEnergy to post additional collateral if the credit rating for its debt were to fall below investment grade. The aggregate fair value of derivative instruments with credit-risk related contingent features that are in a liability position on March 31, 2009 was $4 million, for which no collateral has been posted. If FirstEnergy’s credit rating were to fall below investment grade, it would be required to post $4 million of additional collateral related to commodity derivatives.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

FirstEnergy provides noncontributory qualified defined benefit pension plans that cover substantially all of its employees and non-qualified pension plans that cover certain employees. The plans provide defined benefits based on years of service and compensation levels. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. FirstEnergy uses a December 31 measurement date for its pension and other postretirement benefit plans. The fair value of the plan assets represents the actual market value as of December 31. FirstEnergy also provides a minimum amount of noncontributory life insurance to retired employees in addition to optional contributory insurance. Health care benefits, which include certain employee contributions, deductibles and co-payments, are available upon retirement to employees hired prior to January 1, 2005, their dependents and, under certain circumstances, their survivors. FirstEnergy recognizes the expected cost of providing pension benefits and other postretirement benefits from the time employees are hired until they become eligible to receive those benefits. In addition, FirstEnergy has obligations to former or inactive employees after employment, but before retirement, for disability-related benefits.

For the three months ended March 31, 2009 and 2008, FirstEnergy’s net pension and OPEB expense (benefit) was $43 million and $(15) million, respectively. The components of FirstEnergy's net pension and other postretirement benefit cost (including amounts capitalized) for the three months ended March 31, 2009 and 2008, consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(In millions)
Service cost	$22	$22	$5	$5
Interest cost	80	75	20	18
Expected return on plan assets	(81)	(116)	(9)	(13)
Amortization of prior service cost	3	3	(38)	(37)
Recognized net actuarial loss	42	2	16	12
Net periodic cost (credit)	$66	$(14)	$(6)	$(15)

Pension and postretirement benefit obligations are allocated to FirstEnergy’s subsidiaries employing the plan participants. The Companies capitalize employee benefits related to construction projects. The net pension and other postretirement benefit costs (including amounts capitalized) recognized by each of the Companies for the three months ended March 31, 2009 and 2008 were as follows:

	Pension Benefit Cost (Credit)		Other Postretirement Benefit Cost (Credit)
	2009	2008	2009	2008
	(In millions)
FES	$18	$5	$(1)	$(2)
OE	7	(6)	(2)	(2)
CEI	5	(1)	1	1
TE	2	(1)	1	1
JCP&L	9	(3)	(1)	(4)
Met-Ed	6	(2)	(1)	(3)
Penelec	4	(3)	-	(3)
Other FirstEnergy subsidiaries	15	(3)	(3)	(3)
	$66	$(14)	$(6)	$(15)

6. VARIABLE INTEREST ENTITIES

FirstEnergy and its subsidiaries consolidate VIEs when they are determined to be the VIE's primary beneficiary as defined by FIN 46R. Effective January 1, 2009, FirstEnergy adopted SFAS 160. As a result, FirstEnergy and its subsidiaries reflect the portion of VIEs not owned by them in the caption noncontrolling interest within the consolidated financial statements. The change in noncontrolling interest within the Consolidated Balance Sheets is the result of earnings and losses of the noncontrolling interests and distributions to owners.

Mining Operations

On July 16, 2008, FEV entered into a joint venture with the Boich Companies, a Columbus, Ohio-based coal company, to acquire a majority stake in the Signal Peak mining and coal transportation operations near Roundup, Montana. FEV made a $125 million equity investment in the joint venture, which acquired 80% of the mining operations (Signal Peak Energy, LLC) and 100% of the transportation operations, with FEV owning a 45% economic interest and an affiliate of the Boich Companies owning a 55% economic interest in the joint venture. Both parties have a 50% voting interest in the joint venture. In March 2009, FEV agreed to pay a total of $8.5 million (of which $1.7 million was paid in March 2009) to affiliates of the Boich Companies to purchase an additional 5% economic interest in the Signal Peak mining and coal transportation operations. Voting interests will remain unchanged after the sale is completed in July 2009. Effective January 16, 2010, the joint venture will have 18 months to exercise an option to acquire the remaining 20% stake in the mining operations. In accordance with FIN 46R, FEV consolidates the mining and transportation operations of this joint venture in its financial statements.

Trusts

FirstEnergy’s consolidated financial statements include PNBV and Shippingport, VIEs created in 1996 and 1997, respectively, to refinance debt originally issued in connection with sale and leaseback transactions. PNBV and Shippingport financial data are included in the consolidated financial statements of OE and CEI, respectively.

PNBV was established to purchase a portion of the lease obligation bonds issued in connection with OE’s 1987 sale and leaseback of its interests in the Perry Plant and Beaver Valley Unit 2. OE used debt and available funds to purchase the notes issued by PNBV for the purchase of lease obligation bonds. Ownership of PNBV includes a 3% equity interest by an unaffiliated third party and a 3% equity interest held by OES Ventures, a wholly owned subsidiary of OE. Shippingport was established to purchase all of the lease obligation bonds issued in connection with CEI’s and TE’s Bruce Mansfield Plant sale and leaseback transaction in 1987. CEI and TE used debt and available funds to purchase the notes issued by Shippingport.

Loss Contingencies

FES and the Ohio Companies are exposed to losses under their applicable sale-leaseback agreements upon the occurrence of certain contingent events that each company considers unlikely to occur. The maximum exposure under these provisions represents the net amount of casualty value payments due upon the occurrence of specified casualty events that render the applicable plant worthless. Net discounted lease payments would not be payable if the casualty loss payments were made. The following table discloses each company’s net exposure to loss based upon the casualty value provisions mentioned above:

	Maximum Exposure	Discounted Lease Payments, net(1)	Net Exposure
	(In millions)
FES	$1,373	$1,202	$171
OE	759	587	172
CEI	740	73	667
TE	740	419	321

(1) The net present value of FirstEnergy’s consolidated sale and leaseback operating lease commitments is $1.7 billion

In October 2007, CEI and TE assigned their leasehold interests in the Bruce Mansfield Plant to FGCO. FGCO assumed all of CEI’s and TE’s obligations arising under those leases. FGCO subsequently transferred the Unit 1 portion of these leasehold interests, as well as FGCO’s leasehold interests under its July 2007 Bruce Mansfield Unit 1 sale and leaseback transaction to a newly formed wholly-owned subsidiary in December 2007. The subsidiary assumed all of the lessee obligations associated with the assigned interests. However, CEI and TE remain primarily liable on the 1987 leases and related agreements as to the lessors and other parties to the agreements. FGCO remains primarily liable on the 2007 leases and related agreements, and FES remains primarily liable as a guarantor under the related 2007 guarantees, as to the lessors and other parties to the respective agreements. These assignments terminate automatically upon the termination of the underlying leases.

During the second quarter of 2008, NGC purchased 56.8 MW of lessor equity interests in the OE 1987 sale and leaseback of the Perry Plant and approximately 43.5 MW of lessor equity interests in the OE 1987 sale and leaseback of Beaver Valley Unit 2. In addition, NGC purchased 158.5 MW of lessor equity interests in the TE and CEI 1987 sale and leaseback of Beaver Valley Unit 2. The Ohio Companies continue to lease these MW under their respective sale and leaseback arrangements and the related lease debt remains outstanding.

Power Purchase Agreements

In accordance with FIN 46R, FirstEnergy evaluated its power purchase agreements and determined that certain NUG entities may be VIEs to the extent they own a plant that sells substantially all of its output to the Companies and the contract price for power is correlated with the plant’s variable costs of production. FirstEnergy, through its subsidiaries JCP&L, Met-Ed and Penelec, maintains 24 long-term power purchase agreements with NUG entities. The agreements were entered into pursuant to the Public Utility Regulatory Policies Act of 1978. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, these entities.

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

Since FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs it may incur for power. FirstEnergy expects any above-market costs it incurs to be recovered from customers. Purchased power costs from these entities during the three months ended March 31, 2009 and 2008 are shown in the following table:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)
JCP&L	$19	$19
Met-Ed	15	16
Penelec	9	8
	$43	$43

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

JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy's and JCP&L's Consolidated Balance Sheets. As of March 31, 2009, $363 million of the transition bonds were outstanding. The transition bonds are the sole obligations of JCP&L Transition Funding and JCP&L Transition Funding II and are collateralized by each company’s equity and assets, which consists primarily of bondable transition property.

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

7. INCOME TAXES

FirstEnergy accounts for uncertainty in income taxes recognized in a company’s financial statements in accordance with FIN 48. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a company’s tax return. Upon completion of the federal tax examination for the 2007 tax year in the first quarter of 2009, FirstEnergy recognized $13 million in tax benefits, which favorably affected FirstEnergy’s effective tax rate. During the first three months of 2008, there were no material changes to FirstEnergy’s unrecognized tax benefits. As of March 31, 2009, FirstEnergy expects that it is reasonably possible that $193 million of the unrecognized benefits may be resolved within the next twelve months, of which approximately $148 million, if recognized, would affect FirstEnergy’s effective tax rate. The potential decrease in the amount of unrecognized tax benefits is primarily associated with issues related to the capitalization of certain costs, gains and losses recognized on the disposition of assets and various other tax items.

FIN 48 also requires companies to recognize interest expense or income related to uncertain tax positions. That amount is computed by applying the applicable statutory interest rate to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken on the tax return. FirstEnergy includes net interest and penalties in the provision for income taxes. The net amount of accumulated interest accrued as of March 31, 2009 was $61 million, as compared to $59 million as of December 31, 2008. During the first three months of 2009 and 2008, there were no material changes to the amount of interest accrued.

FirstEnergy has tax returns that are under review at the audit or appeals level by the IRS and state tax authorities. All state jurisdictions are open from 2001-2008. The IRS began reviewing returns for the years 2001-2003 in July 2004 and several items are under appeal. The federal audits for the years 2004-2006 were completed in 2008 and several items are under appeal. The IRS began auditing the year 2007 in February 2007 under its Compliance Assurance Process program and was completed in the first quarter of 2009 with two items under appeal. The IRS began auditing the year 2008 in February 2008 and the year 2009 in February 2009 under its Compliance Assurance Process program. Neither audit is expected to close before December 2009. Management believes that adequate reserves have been recognized and final settlement of these audits is not expected to have a material adverse effect on FirstEnergy’s financial condition or results of operations.

8. COMMITMENTS, GUARANTEES AND CONTINGENCIES

(A)   GUARANTEES AND OTHER ASSURANCES

As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds and LOCs. As of March 31, 2009, outstanding guarantees and other assurances aggregated approximately $4.5 billion, consisting of parental guarantees - $1.2 billion, subsidiaries’ guarantees - $2.6 billion, surety bonds - $0.1 billion and LOCs - $0.6 billion.

FirstEnergy guarantees energy and energy-related payments of its subsidiaries involved in energy commodity activities principally to facilitate or hedge normal physical transactions involving electricity, gas, emission allowances and coal. FirstEnergy also provides guarantees to various providers of credit support for the financing or refinancing by subsidiaries of costs related to the acquisition of property, plant and equipment. These agreements obligate FirstEnergy to fulfill the obligations of those subsidiaries directly involved in energy and energy-related transactions or financing where the law might otherwise limit the counterparties' claims. If demands of a counterparty were to exceed the ability of a subsidiary to satisfy existing obligations, FirstEnergy's guarantee enables the counterparty's legal claim to be satisfied by other FirstEnergy assets. The likelihood is remote that such parental guarantees of $0.4 billion (included in the $1.2 billion discussed above) as of March 31, 2009 would increase amounts otherwise payable by FirstEnergy to meet its obligations incurred in connection with financings and ongoing energy and energy-related activities.

While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade or “material adverse event,” the immediate posting of cash collateral, provision of an LOC or accelerated payments may be required of the subsidiary. As of March 31, 2009, FirstEnergy's maximum exposure under these collateral provisions was $761 million, consisting of $55 million due to “material adverse event” contractual clauses and $706 million due to a below investment grade credit rating. Additionally, stress case conditions of a credit rating downgrade or “material adverse event” and hypothetical adverse price movements in the underlying commodity markets would increase this amount to $830 million, consisting of $54 million due to “material adverse event” contractual clauses and $776 million due to a below investment grade credit rating.

Most of FirstEnergy's surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees of $111 million provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.

In addition to guarantees and surety bonds, FES’ contracts, including power contracts with affiliates awarded through competitive bidding processes, typically contain margining provisions which require the posting of cash or LOCs in amounts determined by future power price movements. Based on FES’ contracts as of March 31, 2009, and forward prices as of that date, FES had $205 million of outstanding collateral payments. Under a hypothetical adverse change in forward prices (15% decrease in the first 12 months and 20% decrease in prices thereafter), FES would be required to post an additional $77 million. Depending on the volume of forward contracts entered and future price movements, FES could be required to post significantly higher amounts for margining.

In July 2007, FGCO completed a sale and leaseback transaction for its 93.825% undivided interest in Bruce Mansfield Unit 1. FES has fully and unconditionally guaranteed all of FGCO’s obligations under each of the leases (see Note 12). The related lessor notes and pass through certificates are not guaranteed by FES or FGCO, but the notes are secured by, among other things, each lessor trust’s undivided interest in Unit 1, rights and interests under the applicable lease and rights and interests under other related agreements, including FES’ lease guaranty.

On October 8, 2008, to enhance their liquidity position in the face of the turbulent credit and bond markets, FirstEnergy, FES and FGCO entered into a $300 million secured term loan facility with Credit Suisse. Under the facility, FGCO is the borrower and FES and FirstEnergy are guarantors. Generally, the facility is available to FGCO until October 7, 2009, with a minimum borrowing amount of $100 million and maturity 30 days from the date of the borrowing. Once repaid, borrowings may not be re-borrowed.

(B)	ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FirstEnergy with regard to air and water quality and other environmental matters. The effects of compliance on FirstEnergy with regard to environmental matters could have a material adverse effect on FirstEnergy's earnings and competitive position to the extent that it competes with companies that are not subject to such regulations and, therefore, do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. FirstEnergy estimates capital expenditures for environmental compliance of approximately $808 million for the period 2009-2013.

FirstEnergy accrues environmental liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. Unasserted claims are reflected in FirstEnergy’s determination of environmental liabilities and are accrued in the period that they become both probable and reasonably estimable.

Clean Air Act Compliance

FirstEnergy is required to meet federally-approved SO2 emissions regulations. Violations of such regulations can result in the shutdown of the generating unit involved and/or civil or criminal penalties of up to $37,500 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. FirstEnergy believes it is currently in compliance with this policy, but cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

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

FirstEnergy complies with SO2 reduction requirements under the Clean Air Act Amendments of 1990 by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOX reductions required by the 1990 Amendments are being achieved through combustion controls, the generation of more electricity at lower-emitting plants, and/or using emission allowances. In September 1998, the EPA finalized regulations requiring additional NOX reductions at FirstEnergy's facilities. The EPA's NOX Transport Rule imposes uniform reductions of NOX emissions (an approximate 85% reduction in utility plant NOX emissions from projected 2007 emissions) across a region of nineteen states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on a conclusion that such NOX emissions are contributing significantly to ozone levels in the eastern United States. FirstEnergy believes its facilities are also complying with the NOX budgets established under SIPs through combustion controls and post-combustion controls, including Selective Catalytic Reduction and SNCR systems, and/or using emission allowances.

In 1999 and 2000, the EPA issued an NOV and the DOJ filed a civil complaint against OE and Penn based on operation and maintenance of the W. H. Sammis Plant (Sammis NSR Litigation) and filed similar complaints involving 44 other U.S. power plants. This case and seven other similar cases are referred to as the NSR cases. OE’s and Penn’s settlement with the EPA, the DOJ and three states (Connecticut, New Jersey and New York) that resolved all issues related to the Sammis NSR litigation was approved by the Court on July 11, 2005. This settlement agreement, in the form of a consent decree, requires reductions of NOX and SO2 emissions at the Sammis, Burger, Eastlake and Mansfield coal-fired plants through the installation of pollution control devices or repowering and provides for stipulated penalties for failure to install and operate such pollution controls or complete repowering in accordance with that agreement. Capital expenditures necessary to complete requirements of the Sammis NSR Litigation consent decree, including repowering Burger Units 4 and 5 for biomass fuel consumption, are currently estimated to be $706 million for 2009-2012 (with $414 million expected to be spent in 2009).

On May 22, 2007, FirstEnergy and FGCO received a notice letter, required 60 days prior to the filing of a citizen suit under the federal CAA, alleging violations of air pollution laws at the Bruce Mansfield Plant, including opacity limitations. Prior to the receipt of this notice, the Plant was subject to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection concerning opacity emissions under which efforts to achieve compliance with the applicable laws will continue. On October 18, 2007, PennFuture filed a complaint, joined by three of its members, in the United States District Court for the Western District of Pennsylvania. On January 11, 2008, FirstEnergy filed a motion to dismiss claims alleging a public nuisance. On April 24, 2008, the Court denied the motion to dismiss, but also ruled that monetary damages could not be recovered under the public nuisance claim. In July 2008, three additional complaints were filed against FGCO in the United States District Court for the Western District of Pennsylvania seeking damages based on Bruce Mansfield Plant air emissions. In addition to seeking damages, two of the complaints seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner”, one being a complaint filed on behalf of twenty-one individuals and the other being a class action complaint, seeking certification as a class action with the eight named plaintiffs as the class representatives. On October 14, 2008, the Court granted FGCO’s motion to consolidate discovery for all four complaints pending against the Bruce Mansfield Plant. FGCO believes the claims are without merit and intends to defend itself against the allegations made in these complaints. The Pennsylvania Department of Health and the U.S. Agency for Toxic Substance and Disease Registry recently disclosed their intention to conduct additional air monitoring in the vicinity of the Mansfield plant.

On December 18, 2007, the state of New Jersey filed a CAA citizen suit alleging NSR violations at the Portland Generation Station against Reliant (the current owner and operator), Sithe Energy (the purchaser of the Portland Station from Met-Ed in 1999), GPU, Inc. and Met-Ed. Specifically, New Jersey alleges that "modifications" at Portland Units 1 and 2 occurred between 1980 and 2005 without preconstruction NSR or permitting under the CAA's prevention of significant deterioration program, and seeks injunctive relief, penalties, attorney fees and mitigation of the harm caused by excess emissions. On March 14, 2008, Met-Ed filed a motion to dismiss the citizen suit claims against it and a stipulation in which the parties agreed that GPU, Inc. should be dismissed from this case. On March 26, 2008, GPU, Inc. was dismissed by the United States District Court. The scope of Met-Ed’s indemnity obligation to and from Sithe Energy is disputed. On October 30, 2008, the state of Connecticut filed a Motion to Intervene, which the Court granted on March 24, 2009. On December 5, 2008, New Jersey filed an amended complaint, adding claims with respect to alleged modifications that occurred after GPU’s sale of the plant. Met-Ed filed a Motion to Dismiss the claims in New Jersey’s Amended Complaint on February 19, 2009. On January 14, 2009, the EPA issued a NOV to Reliant alleging new source review violations at the Portland Generation Station based on “modifications” dating back to 1986. Met-Ed is unable to predict the outcome of this matter. The EPA’s January 14, 2009, NOV also alleged new source review violations at the Keystone and Shawville Stations based on “modifications” dating back to 1984. JCP&L, as the former owner of 16.67% of Keystone Station and Penelec, as former owner and operator of the Shawville Station, are unable to predict the outcome of this matter.

On June 11, 2008, the EPA issued a Notice and Finding of Violation to Mission Energy Westside, Inc. alleging that "modifications" at the Homer City Power Station occurred since 1988 to the present without preconstruction NSR or permitting under the CAA's prevention of significant deterioration program. Mission Energy is seeking indemnification from Penelec, the co-owner (along with New York State Electric and Gas Company) and operator of the Homer City Power Station prior to its sale in 1999. The scope of Penelec’s indemnity obligation to and from Mission Energy is disputed. Penelec is unable to predict the outcome of this matter.

On May 16, 2008, FGCO received a request from the EPA for information pursuant to Section 114(a) of the CAA for certain operating and maintenance information regarding the Eastlake, Lakeshore, Bay Shore and Ashtabula generating plants to allow the EPA to determine whether these generating sources are complying with the NSR provisions of the CAA. On July 10, 2008, FGCO and the EPA entered into an Administrative Consent Order modifying that request and setting forth a schedule for FGCO’s response. On October 27, 2008, FGCO received a second request from the EPA for information pursuant to Section 114(a) of the CAA for additional operating and maintenance information regarding the Eastlake, Lakeshore, Bay Shore and Ashtabula generating plants. FGCO intends to fully comply with the EPA’s information requests, but, at this time, is unable to predict the outcome of this matter.

On August 18, 2008, FirstEnergy received a request from the EPA for information pursuant to Section 114(a) of the CAA for certain operating and maintenance information regarding its formerly-owned Avon Lake and Niles generating plants, as well as a copy of a nearly identical request directed to the current owner, Reliant Energy, to allow the EPA to determine whether these generating sources are complying with the NSR provisions of the CAA. FirstEnergy intends to fully comply with the EPA’s information request, but, at this time, is unable to predict the outcome of this matter.

National Ambient Air Quality Standards

In March 2005, the EPA finalized the CAIR covering a total of 28 states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on proposed findings that air emissions from 28 eastern states and the District of Columbia significantly contribute to non-attainment of the NAAQS for fine particles and/or the "8-hour" ozone NAAQS in other states. CAIR requires reductions of NOX and SO2 emissions in two phases (Phase I in 2009 for NOX, 2010 for SO2 and Phase II in 2015 for both NOX and SO2), ultimately capping SO2 emissions in affected states to just 2.5 million tons annually and NOX emissions to just 1.3 million tons annually. CAIR was challenged in the United States Court of Appeals for the District of Columbia and on July 11, 2008, the Court vacated CAIR “in its entirety” and directed the EPA to “redo its analysis from the ground up.” On September 24, 2008, the EPA, utility, mining and certain environmental advocacy organizations petitioned the Court for a rehearing to reconsider its ruling vacating CAIR. On December 23, 2008, the Court reconsidered its prior ruling and allowed CAIR to remain in effect to “temporarily preserve its environmental values” until the EPA replaces CAIR with a new rule consistent with the Court’s July 11, 2008 opinion. The future cost of compliance with these regulations may be substantial and will depend, in part, on the action taken by the EPA in response to the Court’s ruling.

Mercury Emissions

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized the CAMR, which provides a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping national mercury emissions at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program) and 15 tons per year by 2018. Several states and environmental groups appealed the CAMR to the United States Court of Appeals for the District of Columbia. On February 8, 2008, the Court vacated the CAMR, ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. The EPA petitioned for rehearing by the entire Court, which denied the petition on May 20, 2008. On October 17, 2008, the EPA (and an industry group) petitioned the United States Supreme Court for review of the Court’s ruling vacating CAMR. On February 6, 2009, the EPA moved to dismiss its petition for certiorari. On February 23, 2009, the Supreme Court dismissed the EPA’s petition and denied the industry group’s petition. The EPA is developing new mercury emission standards for coal-fired power plants. FGCO’s future cost of compliance with mercury regulations may be substantial and will depend on the action taken by the EPA and on how they are ultimately implemented.

Pennsylvania has submitted a new mercury rule for EPA approval that does not provide a cap-and-trade approach as in the CAMR, but rather follows a command-and-control approach imposing emission limits on individual sources. On January 30, 2009, the Commonwealth Court of Pennsylvania declared Pennsylvania’s mercury rule “unlawful, invalid and unenforceable” and enjoined the Commonwealth from continued implementation or enforcement of that rule. It is anticipated that compliance with these regulations, if the Commonwealth Court’s rulings were reversed on appeal and Pennsylvania’s mercury rule was implemented, would not require the addition of mercury controls at the Bruce Mansfield Plant, FirstEnergy’s only Pennsylvania coal-fired power plant, until 2015, if at all.

Climate Change

In December 1997, delegates to the United Nations' climate summit in Japan adopted an agreement, the Kyoto Protocol, to address global warming by reducing the amount of man-made GHG, including CO2, emitted by developed countries by 2012. The United States signed the Kyoto Protocol in 1998 but it was never submitted for ratification by the United States Senate. However, the Bush administration had committed the United States to a voluntary climate change strategy to reduce domestic GHG intensity – the ratio of emissions to economic output – by 18% through 2012. Also, in an April 16, 2008 speech, former President Bush set a policy goal of stopping the growth of GHG emissions by 2025, as the next step beyond the 2012 strategy. In addition, the EPACT established a Committee on Climate Change Technology to coordinate federal climate change activities and promote the development and deployment of GHG reducing technologies. President Obama has announced his Administration’s “New Energy for America Plan” that includes, among other provisions, ensuring that 10% of electricity in the United States comes from renewable sources by 2012, and increasing to 25% by 2025; and implementing an economy-wide cap-and-trade program to reduce GHG emissions 80% by 2050.

There are a number of initiatives to reduce GHG emissions under consideration at the federal, state and international level. At the international level, efforts to reach a new global agreement to reduce GHG emissions post-2012 have begun with the Bali Roadmap, which outlines a two-year process designed to lead to an agreement in 2009. At the federal level, members of Congress have introduced several bills seeking to reduce emissions of GHG in the United States, and the Senate Environment and Public Works Committee has passed one such bill. State activities, primarily the northeastern states participating in the Regional Greenhouse Gas Initiative and western states, led by California, have coordinated efforts to develop regional strategies to control emissions of certain GHGs.

On April 2, 2007, the United States Supreme Court found that the EPA has the authority to regulate CO2 emissions from automobiles as “air pollutants” under the CAA. Although this decision did not address CO2 emissions from electric generating plants, the EPA has similar authority under the CAA to regulate “air pollutants” from those and other facilities. On April 17, 2009, the EPA released a “Proposed Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act.” The EPA’s proposed finding concludes that the atmospheric concentrations of several key greenhouse gases threaten the health and welfare of future generations and that the combined emissions of these gases by motor vehicles contribute to the atmospheric concentrations of these key greenhouse gases and hence to the threat of climate change. Although the EPA’s proposed finding, if finalized, does not establish emission requirements for motor vehicles, such requirements would be expected to occur through further rulemakings. Additionally, while the EPA’s proposed findings do not specifically address stationary sources, including electric generating plants, those findings, if finalized, would be expected to support the establishment of future emission requirements by the EPA for stationary sources.

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

On September 7, 2004, the EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility's cooling water system). On January 26, 2007, the United States Court of Appeals for the Second Circuit remanded portions of the rulemaking dealing with impingement mortality and entrainment back to the EPA for further rulemaking and eliminated the restoration option from the EPA’s regulations. On July 9, 2007, the EPA suspended this rule, noting that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. On April 1, 2009, the Supreme Court of the United States reversed one significant aspect of the Second Circuit Court’s opinion and decided that Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. FirstEnergy is studying various control options and their costs and effectiveness. Depending on the results of such studies and the EPA’s further rulemaking and any action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures.

The U.S. Attorney's Office in Cleveland, Ohio has advised FGCO that it is considering prosecution under the Clean Water Act and the Migratory Bird Treaty Act for three petroleum spills at the Edgewater, Lakeshore and Bay Shore plants which occurred on November 1, 2005, January 26, 2007 and February 27, 2007. FGCO is unable to predict the outcome of this matter.

Regulation of Waste Disposal

As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion waste products, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation. The EPA subsequently determined that regulation of coal ash as a hazardous waste is unnecessary. In April 2000, the EPA announced that it will develop national standards regulating disposal of coal ash under its authority to regulate non-hazardous waste. In February 2009, the EPA requested comments from the states on options for regulating coal combustion wastes, including regulation as non-hazardous waste or regulation as a hazardous waste. The future cost of compliance with coal combustion waste regulations may be substantial and will depend, in part, on the regulatory action taken by the EPA and implementation by the states.

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of March 31, 2009, FirstEnergy had approximately $1.6 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. As part of the application to the NRC to transfer the ownership of Davis-Besse, Beaver Valley and Perry to NGC in 2005, FirstEnergy agreed to contribute another $80 million to these trusts by 2010. Consistent with NRC guidance, utilizing a “real” rate of return on these funds of approximately 2% over inflation, these trusts are expected to exceed the minimum decommissioning funding requirements set by the NRC. Conservatively, these estimates do not include any return that the trusts may earn over the 20-year plant useful life extensions that FirstEnergy (and Exelon for TMI-1 as it relates to the timing of the decommissioning of TMI-2) seeks for these facilities.

The Utilities have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of March 31, 2009, based on estimates of the total costs of cleanup, the Utilities' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $91 million (JCP&L - $64 million, TE - $1 million, CEI - $1 million and FirstEnergy Corp. - $25 million) have been accrued through March 31, 2009. Included in the total are accrued liabilities of approximately $56 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC.

(C)   OTHER LEGAL PROCEEDINGS

Power Outages and Related Litigation

In July 1999, the Mid-Atlantic States experienced a severe heat wave, which resulted in power outages throughout the service territories of many electric utilities, including JCP&L's territory. In an investigation into the causes of the outages and the reliability of the transmission and distribution systems of all four of New Jersey’s electric utilities, the NJBPU concluded that there was not a prima facie case demonstrating that, overall, JCP&L provided unsafe, inadequate or improper service to its customers. Two class action lawsuits (subsequently consolidated into a single proceeding, the Muise class action) were filed in New Jersey Superior Court in July 1999 against JCP&L, GPU and other GPU companies, seeking compensatory and punitive damages arising from the July 1999 service interruptions in the JCP&L territory.

After various motions, rulings and appeals, the Plaintiffs' claims for consumer fraud, common law fraud, negligent misrepresentation, strict product liability, and punitive damages were dismissed, leaving only the negligence and breach of contract causes of actions. The class was decertified twice by the trial court, and appealed both times by the Plaintiffs, with the results being that: (1) the Appellate Division limited the class only to those customers directly impacted by the outages of JCP&L transformers in Red Bank, NJ, based on a common incident involving the failure of the bushings of two large transformers in the Red Bank substation which resulted in planned and unplanned outages in the area during a 2-3 day period, and (2) in March 2007, the Appellate Division remanded this matter back to the Trial Court to allow plaintiffs sufficient time to establish a damage model or individual proof of damages. Proceedings then continued at the trial court level and a case management conference with the presiding Judge was held on June 13, 2008. At that conference, counsel for the Plaintiffs stated his intent to drop his efforts to create a class-wide damage model and, instead of dismissing the class action, expressed his desire for a bifurcated trial on liability and damages. In response, JCP&L filed an objection to the plaintiffs’ proposed trial plan and another motion to decertify the class. On March 31, 2009, the trial court granted JCP&L’s motion to decertify the class. On April 20, 2009, the Plaintiffs filed their appeal to the trial court's decision to decertify the class.

Nuclear Plant Matters

On May 14, 2007, the Office of Enforcement of the NRC issued a Demand for Information to FENOC, following FENOC’s reply to an April 2, 2007 NRC request for information about two reports prepared by expert witnesses for an insurance arbitration (the insurance claim was subsequently withdrawn by FirstEnergy in December 2007) related to Davis-Besse. The NRC indicated that this information was needed for the NRC “to determine whether an Order or other action should be taken pursuant to 10 CFR 2.202, to provide reasonable assurance that FENOC will continue to operate its licensed facilities in accordance with the terms of its licenses and the Commission’s regulations.” FENOC was directed to submit the information to the NRC within 30 days. On June 13, 2007, FENOC filed a response to the NRC’s Demand for Information reaffirming that it accepts full responsibility for the mistakes and omissions leading up to the damage to the reactor vessel head and that it remains committed to operating Davis-Besse and FirstEnergy’s other nuclear plants safely and responsibly. FENOC submitted a supplemental response clarifying certain aspects of the response to the NRC on July 16, 2007. The NRC issued a Confirmatory Order imposing these commitments on FENOC. In an April 23, 2009 Inspection Report, the NRC concluded that FENOC had completed all necessary actions required by the Confirmatory Order.

In August 2007, FENOC submitted an application to the NRC to renew the operating licenses for the Beaver Valley Power Station (Units 1 and 2) for an additional 20 years. The NRC is required by statute to provide an opportunity for members of the public to request a hearing on the application. No members of the public, however, requested a hearing on the Beaver Valley license renewal application. On September 24, 2008, the NRC issued a draft supplemental Environmental Impact Statement for Beaver Valley. FENOC will continue to work with the NRC Staff as it completes its environmental and technical reviews of the license renewal application, and expects to obtain renewed licenses for the Beaver Valley Power Station in 2009. If renewed licenses are issued by the NRC, the Beaver Valley Power Station’s licenses would be extended until 2036 and 2047 for Units 1 and 2, respectively.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described below.

JCP&L's bargaining unit employees filed a grievance challenging JCP&L's 2002 call-out procedure that required bargaining unit employees to respond to emergency power outages. On May 20, 2004, an arbitration panel concluded that the call-out procedure violated the parties' collective bargaining agreement. On September 9, 2005, the arbitration panel issued an opinion to award approximately $16 million to the bargaining unit employees. A final order identifying the individual damage amounts was issued on October 31, 2007 and the award appeal process was initiated. The union filed a motion with the federal Court to confirm the award and JCP&L filed its answer and counterclaim to vacate the award on December 31, 2007. JCP&L and the union filed briefs in June and July of 2008 and oral arguments were held in the fall. On February 25, 2009, the federal district court denied JCP&L’s motion to vacate the arbitration decision and granted the union’s motion to confirm the award. JCP&L filed a Notice of Appeal to the Third Circuit and a Motion to Stay Enforcement of the Judgment on March 6, 2009; the appeal process could take as long as 24 months. JCP&L recognized a liability for the potential $16 million award in 2005. Post-judgment interest began to accrue as of February 25, 2009, and the liability will be adjusted accordingly.

The union employees at the Bruce Mansfield Plant have been working without a labor contract since February 15, 2008. The parties are continuing to bargain with the assistance of a federal mediator. FirstEnergy has a strike mitigation plan ready in the event of a strike.

The union employees at Met-Ed have been working without a labor contract since May 1, 2009. The parties are continuing to bargain and FirstEnergy has a work continuation plan ready in the event of a strike.

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

9. REGULATORY MATTERS

(A)   RELIABILITY INITIATIVES

In 2005, Congress amended the Federal Power Act to provide for federally-enforceable mandatory reliability standards. The mandatory reliability standards apply to the bulk power system and impose certain operating, record-keeping and reporting requirements on the Utilities and ATSI. The NERC is charged with establishing and enforcing these reliability standards, although it has delegated day-to-day implementation and enforcement of its responsibilities to eight regional entities, including ReliabilityFirst Corporation. All of FirstEnergy’s facilities are located within the ReliabilityFirst region. FirstEnergy actively participates in the NERC and ReliabilityFirst stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards.

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

In April 2007, ReliabilityFirst performed a routine compliance audit of FirstEnergy’s bulk-power system within the MISO region and found it to be in full compliance with all audited reliability standards. Similarly, in October 2008, ReliabilityFirst performed a routine compliance audit of FirstEnergy’s bulk-power system within the PJM region and found it to be in full compliance with all audited reliability standards.

On December 9, 2008, a transformer at JCP&L’s Oceanview substation failed, resulting in an outage on certain bulk electric system (transmission voltage) lines out of the Oceanview and Atlantic substations, with customers in the affected area losing power. Power was restored to most customers within a few hours and to all customers within eleven hours. On December 16, 2008, JCP&L provided preliminary information about the event to certain regulatory agencies, including the NERC. On March 31, 2009, the NERC initiated a Compliance Violation Investigation in order to determine JCP&L’s contribution to the electrical event and to review any potential violation of NERC Reliability Standards associated with the event. The initial phase of the investigation requires JCP&L to respond to NERC’s request for factual data about the outage. JCP&L submitted its written response on May 1, 2009. JCP&L is not able at this time to predict what actions, if any, that NERC will take upon receipt of JCP&L’s response to NERC’s data request.

(B)   OHIO

On June 7, 2007, the Ohio Companies filed an application for an increase in electric distribution rates with the PUCO and, on August 6, 2007, updated their filing to support a distribution rate increase of $332 million. On December 4, 2007, the PUCO Staff issued its Staff Reports containing the results of its investigation into the distribution rate request. On January 21, 2009, the PUCO granted the Ohio Companies’ application to increase electric distribution rates by $136.6 million (OE - $68.9 million, CEI - $29.2 million and TE - $38.5 million). These increases went into effect for OE and TE on January 23, 2009, and will go into effect for CEI on May 1, 2009. Applications for rehearing of this order were filed by the Ohio Companies and one other party on February 20, 2009. The PUCO granted these applications for rehearing on March 18, 2009.

SB221, which became effective on July 31, 2008, required all electric utilities to file an ESP, and permitted the filing of an MRO. On July 31, 2008, the Ohio Companies filed with the PUCO a comprehensive ESP and a separate MRO. The PUCO denied the MRO application; however, the PUCO later granted the Ohio Companies’ application for rehearing for the purpose of further consideration of the matter. The ESP proposed to phase in new generation rates for customers beginning in 2009 for up to a three-year period and resolve the Ohio Companies’ collection of fuel costs deferred in 2006 and 2007, and the distribution rate request described above. In response to the PUCO’s December 19, 2008 order, which significantly modified and approved the ESP as modified, the Ohio Companies notified the PUCO that they were withdrawing and terminating the ESP application in addition to continuing their current rate plan in effect as allowed by the terms of SB221. On December 31, 2008, the Ohio Companies conducted a CBP for the procurement of electric generation for retail customers from January 5, 2009 through March 31, 2009. The average winning bid price was equivalent to a retail rate of 6.98 cents per kwh. The power supply obtained through this process provides generation service to the Ohio Companies’ retail customers who choose not to shop with alternative suppliers. On January 9, 2009, the Ohio Companies requested the implementation of a new fuel rider to recover the costs resulting from the December 31, 2008 CBP. The PUCO ultimately approved the Ohio Companies’ request for a new fuel rider to recover increased costs resulting from the CBP but did not authorize OE and TE to continue collecting RTC or allow the Ohio Companies to continue collections pursuant to the two existing fuel riders. The new fuel rider allows for current recovery of the increased purchased power costs for OE and TE, and authorizes CEI to collect a portion of those costs currently and defer the remainder for future recovery.

On January 29, 2009, the PUCO ordered its Staff to develop a proposal to establish an ESP for the Ohio Companies. On February 19, 2009, the Ohio Companies filed an Amended ESP application, including an attached Stipulation and Recommendation that was signed by the Ohio Companies, the Staff of the PUCO, and many of the intervening parties. Specifically, the Amended ESP provides that generation will be provided by FES at the average wholesale rate of the CBP process described above for April and May 2009 to the Ohio Companies for their non-shopping customers; for the period of June 1, 2009 through May 31, 2011, retail generation prices will be based upon the outcome of a descending clock CBP on a slice-of-system basis. The PUCO may, at its discretion, phase-in a portion of any increase resulting from this CBP process by authorizing deferral of related purchased power costs, subject to specified limits. The Amended ESP further provides that the Ohio Companies will not seek a base distribution rate increase, subject to certain exceptions, with an effective date of such increase before January 1, 2012, that CEI will agree to write-off approximately $216 million of its Extended RTC balance, and that the Ohio Companies will collect a delivery service improvement rider at an overall average rate of $.002 per kWh for the period of April 1, 2009 through December 31, 2011. The Amended ESP also addresses a number of other issues, including but not limited to, rate design for various customer classes, resolution of the prudence review and the collection of deferred costs that were approved in prior proceedings. On February 26, 2009, the Ohio Companies filed a Supplemental Stipulation, which was signed or not opposed by virtually all of the parties to the proceeding, that supplemented and modified certain provisions of the February 19 Stipulation and Recommendation. Specifically, the Supplemental Stipulation modified the provision relating to governmental aggregation and the Generation Service Uncollectible Rider, provided further detail on the allocation of the economic development funding contained in the Stipulation and Recommendation, and proposed additional provisions related to the collaborative process for the development of energy efficiency programs, among other provisions. The PUCO adopted and approved certain aspects of the Stipulation and Recommendation on March 4, 2009, and adopted and approved the remainder of the Stipulation and Recommendation and Supplemental Stipulation without modification on March 25, 2009. Certain aspects of the Stipulation and Recommendation and Supplemental Stipulation take effect on April 1, 2009 while the remaining provisions take effect on June 1, 2009. The CBP auction is currently scheduled to begin on May 13, 2009. The bidding will occur for a single, two-year product and there will not be a load cap for the bidders.  FES may participate without limitation.

SB221 also requires electric distribution utilities to implement energy efficiency programs that achieve an energy savings equivalent of approximately 166,000 MWH in 2009, 290,000 MWH in 2010, 410,000 MWH in 2011, 470,000 MWH in 2012 and 530,000 MWH in 2013. Utilities are also required to reduce peak demand in 2009 by one percent, with an additional seventy-five hundredths of one percent reduction each year thereafter through 2018.  Costs associated with compliance are recoverable from customers.

(C)   PENNSYLVANIA

Met-Ed and Penelec purchase a portion of their PLR and default service requirements from FES through a fixed-price partial requirements wholesale power sales agreement. The agreement allows Met-Ed and Penelec to sell the output of NUG energy to the market and requires FES to provide energy at fixed prices to replace any NUG energy sold to the extent needed for Met-Ed and Penelec to satisfy their PLR and default service obligations. If Met-Ed and Penelec were to replace the entire FES supply at current market power prices without corresponding regulatory authorization to increase their generation prices to customers, each company would likely incur a significant increase in operating expenses and experience a material deterioration in credit quality metrics. Under such a scenario, each company's credit profile would no longer be expected to support an investment grade rating for their fixed income securities. If FES ultimately determines to terminate, reduce, or significantly modify the agreement prior to the expiration of Met-Ed’s and Penelec’s generation rate caps in 2010, timely regulatory relief is not likely to be granted by the PPUC. See FERC Matters below for a description of the Third Restated Partial Requirements Agreement, executed by the parties on October 31, 2008, that limits the amount of energy and capacity FES must supply to Met-Ed and Penelec. In the event of a third party supplier default, the increased costs to Met-Ed and Penelec could be material.

On May 22, 2008, the PPUC approved the Met-Ed and Penelec annual updates to the TSC rider for the period June 1, 2008, through May 31, 2009. Various intervenors filed complaints against those filings. In addition, the PPUC ordered an investigation to review the reasonableness of Met-Ed’s TSC, while at the same time allowing Met-Ed to implement the rider June 1, 2008, subject to refund. On July 15, 2008, the PPUC directed the ALJ to consolidate the complaints against Met-Ed with its investigation and a litigation schedule was adopted. Hearings and briefing for both Met-Ed and Penelec have concluded and the companies are awaiting a Recommended Decision from the ALJ. The TSCs include a component from under-recovery of actual transmission costs incurred during the prior period (Met-Ed - $144 million and Penelec - $4 million) and future transmission cost projections for June 2008 through May 2009 (Met-Ed - $258 million and Penelec - $92 million). Met-Ed received PPUC approval for a transition approach that would recover past under-recovered costs plus carrying charges through the new TSC over thirty-one months and defer a portion of the projected costs ($92 million) plus carrying charges for recovery through future TSCs by December 31, 2010.

On April 15, 2009, Met-Ed and Penelec filed revised TSCs with the PPUC for the period June 1, 2009 through May 31, 2010, as required in connection with the PPUC’s January 2007 rate order. For Penelec’s customers, the new TSC would result in an approximate 1% decrease in monthly bills, reflecting projected PJM transmission costs as well as a reconciliation for costs already incurred. The TSC for Met-Ed’s customers would increase to recover the additional PJM charges paid by Met-Ed in the previous year and to reflect updated projected costs. In order to gradually transition customers to the higher rate, Met-Ed is proposing to continue to recover the prior period deferrals allowed in the PPUC’s May 2008 Order and defer $57.5 million of projected costs into a future TSC to be fully recovered by December 31, 2010. Under this proposal, monthly bills for Met-Ed’s customers would increase approximately 9.4% for the period June 2009 through May 2010.

On October 15, 2008, the Governor of Pennsylvania signed House Bill 2200 into law which became effective on November 14, 2008 as Act 129 of 2008. The bill addresses issues such as: energy efficiency and peak load reduction; generation procurement; time-of-use rates; smart meters and alternative energy. Act 129 requires utilities to file with the PPUC an energy efficiency and peak load reduction plan by July 1, 2009 and a smart meter procurement and installation plan by August 14, 2009. On January 15, 2009, in compliance with Act 129, the PPUC issued its proposed guidelines for the filing of utilities’ energy efficiency and peak load reduction plans. Similar guidelines related to Smart Meter deployment were issued for comment on March 30, 2009.

Major provisions of the legislation include:

•
power acquired by utilities to serve customers after rate caps expire will be procured through a competitive procurement process that must include a mix of long-term and short-term contracts and spot market purchases;

•	the competitive procurement process must be approved by the PPUC and may include auctions, RFPs, and/or bilateral agreements;

•	utilities must provide for the installation of smart meter technology within 15 years;

•	a minimum reduction in peak demand of 4.5% by May 31, 2013;

•	minimum reductions in energy consumption of 1% and 3% by May 31, 2011 and May 31, 2013, respectively; and

•	an expanded definition of alternative energy to include additional types of hydroelectric and biomass facilities.

Legislation addressing rate mitigation and the expiration of rate caps was not enacted in 2008; however, several bills addressing these issues have been introduced in the current legislative session, which began in January 2009.  The final form and impact of such legislation is uncertain.

On February 26, 2009, the PPUC approved a Voluntary Prepayment Pan requested by Met-Ed and Penelec that provides an opportunity for residential and small commercial customers to prepay an amount on their monthly electric bills during 2009 and 2010. Customer prepayments earn interest at 7.5% and will be used to reduce electricity charges in 2011 and 2012.

On February 20, 2009, Met-Ed and Penelec filed with the PPUC a generation procurement plan covering the period January 1, 2011 through May 31, 2013. The companies’ plan is designed to provide adequate and reliable service via a prudent mix of long-term, short-term and spot market generation supply, as required by Act 129. The plan proposes a staggered procurement schedule, which varies by customer class, through the use of a descending clock auction. Met-Ed and Penelec have requested PPUC approval of their plan by November 2009.

On March 31, 2009, Met-Ed and Penelec submitted their 5-year NUG Statement Compliance Filing to the PPUC in accordance with their 1998 Restructuring Settlement. Met-Ed proposed to reduce its CTC rate for the residential class with a corresponding increase in the generation rate and the shopping credit, and Penelec proposed to reduce its CTC rate to zero for all classes with a corresponding increase in the generation rate and the shopping credit. While these changes would result in additional annual generation revenue (Met-Ed - $27 million and Penelec - $51 million), overall rates would remain unchanged. The PPUC must act on this filing within 120 days.

(D)   NEW JERSEY

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers, costs incurred under NUG agreements, and certain other stranded costs, exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of March 31, 2009, the accumulated deferred cost balance totaled approximately $165 million.

In accordance with an April 28, 2004 NJBPU order, JCP&L filed testimony on June 7, 2004, supporting continuation of the current level and duration of the funding of TMI-2 decommissioning costs by New Jersey customers without a reduction, termination or capping of the funding. On September 30, 2004, JCP&L filed an updated TMI-2 decommissioning study. This study resulted in an updated total decommissioning cost estimate of $729 million (in 2003 dollars) compared to the estimated $528 million (in 2003 dollars) from the prior 1995 decommissioning study. The DPA filed comments on February 28, 2005 requesting that decommissioning funding be suspended. On March 18, 2005, JCP&L filed a response to those comments. JCP&L responded to additional NJBPU staff discovery requests in May and November 2007 and also submitted comments in the proceeding in November 2007. A schedule for further NJBPU proceedings has not yet been set. On March 13, 2009, JCP&L filed its annual SBC Petition with the NJBPU that includes a request for a reduction in the level of recovery of TMI-2 decommissioning costs based on an updated TMI-2 decommissioning cost analysis dated January 2009. This matter is currently pending before the NJBPU.

On August 1, 2005, the NJBPU established a proceeding to determine whether additional ratepayer protections are required at the state level in light of the repeal of the PUHCA pursuant to the EPACT. The NJBPU approved regulations effective October 2, 2006 that prevent a holding company that owns a gas or electric public utility from investing more than 25% of the combined assets of its utility and utility-related subsidiaries into businesses unrelated to the utility industry. These regulations are not expected to materially impact FirstEnergy or JCP&L. Also, in the same proceeding, the NJBPU Staff issued an additional draft proposal on March 31, 2006 addressing various issues including access to books and records, ring-fencing, cross subsidization, corporate governance and related matters. Following public hearing and consideration of comments from interested parties, the NJBPU approved final regulations effective April 6, 2009. These regulations are not expected to materially impact FirstEnergy or JCP&L.

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

The EMP was issued on October 22, 2008, establishing five major goals:

•	maximize energy efficiency to achieve a 20% reduction in energy consumption by 2020;

•	reduce peak demand for electricity by 5,700 MW by 2020;

•	meet 30% of the state’s electricity needs with renewable energy by 2020;

•	examine smart grid technology and develop additional cogeneration and other generation resources consistent with the state’s greenhouse gas targets; and

•	invest in innovative clean energy technologies and businesses to stimulate the industry’s growth in New Jersey.

On January 28, 2009, the NJBPU adopted an order establishing the general process and contents of specific EMP plans that must be filed by December 31, 2009 by New Jersey electric and gas utilities in order to achieve the goals of the EMP. At this time, FirstEnergy cannot determine the impact, if any, the EMP may have on its operations or those of JCP&L.

In support of the New Jersey Governor’s Economic Assistance and Recovery Plan, JCP&L announced its intent to spend approximately $98 million on infrastructure and energy efficiency projects in 2009. An estimated $40 million will be spent on infrastructure projects, including substation upgrades, new transformers, distribution line re-closers and automated breaker operations. Approximately $34 million will be spent implementing new demand response programs as well as expanding on existing programs. Another $11 million will be spent on energy efficiency, specifically replacing transformers and capacitor control systems and installing new LED street lights. The remaining $13 million will be spent on energy efficiency programs that will complement those currently being offered. Completion of the projects is dependent upon resolution of regulatory issues including recovery of the costs associated with plan implementation.

(E)    FERC MATTERS

Transmission Service between MISO and PJM

On November 18, 2004, the FERC issued an order eliminating the through and out rate for transmission service between the MISO and PJM regions. The FERC’s intent was to eliminate multiple transmission charges for a single transaction between the MISO and PJM regions. The FERC also ordered MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a rate mechanism to recover lost transmission revenues created by elimination of this charge (referred to as the Seams Elimination Cost Adjustment or SECA) during a 16-month transition period. The FERC issued orders in 2005 setting the SECA for hearing. The presiding judge issued an initial decision on August 10, 2006, rejecting the compliance filings made by MISO, PJM, and the transmission owners, and directing new compliance filings. This decision is subject to review and approval by the FERC. Briefs addressing the initial decision were filed on September 11, 2006 and October 20, 2006. A final order is pending before the FERC, and in the meantime, FirstEnergy affiliates have been negotiating and entering into settlement agreements with other parties in the docket to mitigate the risk of lower transmission revenue collection associated with an adverse order. On September 26, 2008, the MISO and PJM transmission owners filed a motion requesting that the FERC approve the pending settlements and act on the initial decision. On November 20, 2008, FERC issued an order approving uncontested settlements, but did not rule on the initial decision. On December 19, 2008, an additional order was issued approving two contested settlements.

PJM Transmission Rate

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

On May 18, 2007, certain parties filed for rehearing of the FERC’s April 19, 2007 order. On January 31, 2008, the requests for rehearing were denied. On February 11, 2008, AEP appealed the FERC’s April 19, 2007, and January 31, 2008, orders to the federal Court of Appeals for the D.C. Circuit. The Illinois Commerce Commission, the PUCO and Dayton Power & Light have also appealed these orders to the Seventh Circuit Court of Appeals. The appeals of these parties and others have been consolidated for argument in the Seventh Circuit. Oral argument was held on April 13, 2009, and a decision is expected this summer.

The FERC’s orders on PJM rate design will prevent the allocation of a portion of the revenue requirement of existing transmission facilities of other utilities to JCP&L, Met-Ed and Penelec. In addition, the FERC’s decision to allocate the cost of new 500 kV and above transmission facilities on a PJM-wide basis will reduce the costs of future transmission to be recovered from the JCP&L, Met-Ed and Penelec zones. A partial settlement agreement addressing the “beneficiary pays” methodology for below 500 kV facilities, but excluding the issue of allocating new facilities costs to merchant transmission entities, was filed on September 14, 2007. The agreement was supported by the FERC’s Trial Staff, and was certified by the Presiding Judge to the FERC. On July 29, 2008, the FERC issued an order conditionally approving the settlement subject to the submission of a compliance filing. The compliance filing was submitted on August 29, 2008, and the FERC issued an order accepting the compliance filing on October 15, 2008. On November 14, 2008, PJM submitted revisions to its tariff to incorporate cost responsibility assignments for below 500 kV upgrades included in PJM’s Regional Transmission Expansion Planning process in accordance with the settlement.  The FERC conditionally accepted the compliance filing on January 28, 2009.  PJM submitted a further compliance filing on March 2, 2009, which was accepted by the FERC on April 10, 2009. The remaining merchant transmission cost allocation issues were the subject of a hearing at the FERC in May 2008. An initial decision was issued by the Presiding Judge on September 18, 2008. PJM and FERC trial staff each filed a Brief on Exceptions to the initial decision on October 20, 2008. Briefs Opposing Exceptions were filed on November 10, 2008.

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

On September 17, 2007, AEP filed a complaint under Sections 206 and 306 of the Federal Power Act seeking to have the entire transmission rate design and cost allocation methods used by MISO and PJM declared unjust, unreasonable, and unduly discriminatory, and to have the FERC fix a uniform regional transmission rate design and cost allocation method for the entire MISO and PJM “Super Region” that recovers the average cost of new and existing transmission facilities operated at voltages of 345 kV and above from all transmission customers. Lower voltage facilities would continue to be recovered in the local utility transmission rate zone through a license plate rate. AEP requested a refund effective October 1, 2007, or alternatively, February 1, 2008. On January 31, 2008, the FERC issued an order denying the complaint. The effect of this order is to prevent the shift of significant costs to the FirstEnergy zones in MISO and PJM. A rehearing request by AEP was denied by the FERC on December 19, 2008. On February 17, 2009, AEP appealed the FERC’s January 31, 2008, and December 19, 2008, orders to the U.S. Court of Appeals for the Seventh Circuit. FESC, on behalf of its affiliated operating utility companies, filed a motion to intervene on March 10, 2009.

Duquesne’s Request to Withdraw from PJM

On November 8, 2007, Duquesne Light Company (Duquesne) filed a request with the FERC to exit PJM and to join MISO. Duquesne’s proposed move would affect numerous FirstEnergy interests, including but not limited to the terms under which FirstEnergy’s Beaver Valley Plant would continue to participate in PJM’s energy markets. FirstEnergy, therefore, intervened and participated fully in all of the FERC dockets that were related to Duquesne’s proposed move.

In November, 2008, Duquesne and other parties, including FirstEnergy, negotiated a settlement that would, among other things, allow for Duquesne to remain in PJM and provide for a methodology for Duquesne to meet the PJM capacity obligations for the 2011-2012 auction that excluded the Duquesne load. The settlement agreement was filed on December 10, 2008 and approved by the FERC in an order issued on January 29, 2009. MISO opposed the settlement agreement pending resolution of exit fees alleged to be owed by Duquesne. The FERC did not resolve the exit fee issue in its order. On March 2, 2009, the PPUC filed for rehearing of the FERC's January 29, 2009 order approving the settlement. Thereafter, FirstEnergy and other parties filed in opposition to the rehearing request. The PPUC's rehearing request, and the pleadings in opposition thereto, are pending before the FERC.

Changes ordered for PJM Reliability Pricing Model (RPM) Auction

On May 30, 2008, a group of PJM load-serving entities, state commissions, consumer advocates, and trade associations (referred to collectively as the RPM Buyers) filed a complaint at the FERC against PJM alleging that three of the four transitional RPM auctions yielded prices that are unjust and unreasonable under the Federal Power Act. On September 19, 2008, the FERC denied the RPM Buyers’ complaint. However, the FERC did grant the RPM Buyers’ request for a technical conference to review aspects of the RPM. The FERC also ordered PJM to file on or before December 15, 2008, a report on potential adjustments to the RPM program as suggested in a Brattle Group report. On December 12, 2008, PJM filed proposed tariff amendments that would adjust slightly the RPM program. PJM also requested that the FERC conduct a settlement hearing to address changes to the RPM and suggested that the FERC should rule on the tariff amendments only if settlement could not be reached in January, 2009. The request for settlement hearings was granted. Settlement had not been reached by January 9, 2009 and, accordingly, FirstEnergy and other parties submitted comments on PJM’s proposed tariff amendments. On January 15, 2009, the Chief Judge issued an order terminating settlement talks. On February 9, 2009, PJM and a group of stakeholders submitted an offer of settlement, which used the PJM December 12, 2008 filing as its starting point, and stated that unless otherwise specified, provisions filed by PJM on December 12, 2008, apply.

On March 26, 2009, the FERC accepted in part, and rejected in part, tariff provisions submitted by PJM, revising certain parts of its RPM. Ordered changes included making incremental improvements to RPM; however, the basic construct of RPM remains intact. On April 3, 2009, PJM filed with the FERC requesting clarification on certain aspects of the March 26, 2009 Order. On April 27, 2009, PJM submitted a compliance filing addressing the changes the FERC ordered in the March 26, 2009 Order; numerous parties have filed requests for rehearing of the March 26, 2009 Order. In addition, the FERC has indefinitely postponed the technical conference on RPM granted in the FERC order of September 19, 2008.

MISO Resource Adequacy Proposal

MISO made a filing on December 28, 2007 that would create an enforceable planning reserve requirement in the MISO tariff for load-serving entities such as the Ohio Companies, Penn Power, and FES. This requirement is proposed to become effective for the planning year beginning June 1, 2009. The filing would permit MISO to establish the reserve margin requirement for load-serving entities based upon a one day loss of load in ten years standard, unless the state utility regulatory agency establishes a different planning reserve for load-serving entities in its state. FirstEnergy believes the proposal promotes a mechanism that will result in commitments from both load-serving entities and resources, including both generation and demand side resources that are necessary for reliable resource adequacy and planning in the MISO footprint. Comments on the filing were submitted on January 28, 2008. The FERC conditionally approved MISO’s Resource Adequacy proposal on March 26, 2008, requiring MISO to submit to further compliance filings. Rehearing requests are pending on the FERC’s March 26 Order. On May 27, 2008, MISO submitted a compliance filing to address issues associated with planning reserve margins. On June 17, 2008, various parties submitted comments and protests to MISO’s compliance filing. FirstEnergy submitted comments identifying specific issues that must be clarified and addressed. On June 25, 2008, MISO submitted a second compliance filing establishing the enforcement mechanism for the reserve margin requirement which establishes deficiency payments for load-serving entities that do not meet the resource adequacy requirements. Numerous parties, including FirstEnergy, protested this filing.

On October 20, 2008, the FERC issued three orders essentially permitting the MISO Resource Adequacy program to proceed with some modifications. First, the FERC accepted MISO's financial settlement approach for enforcement of Resource Adequacy subject to a compliance filing modifying the cost of new entry penalty. Second, the FERC conditionally accepted MISO's compliance filing on the qualifications for purchased power agreements to be capacity resources, load forecasting, loss of load expectation, and planning reserve zones. Additional compliance filings were directed on accreditation of load modifying resources and price responsive demand. Finally, the FERC largely denied rehearing of its March 26 order with the exception of issues related to behind the meter resources and certain ministerial matters. On November 19, 2008, MISO made various compliance filings pursuant to these orders. Issuance of orders on rehearing and two of the compliance filings occurred on February 19, 2009. No material changes were made to MISO’s Resource Adequacy program. On April 16, 2009, the FERC issued an additional order on rehearing and compliance, approving MISO’s proposed financial settlement provision for Resource Adequacy. The MISO Resource Adequacy process is expected to start as planned effective June 1, 2009, the beginning of the MISO planning year.

FES Sales to Affiliates

On October 24, 2008, FES, on its own behalf and on behalf of its generation-controlling subsidiaries, filed an application with the FERC seeking a waiver of the affiliate sales restrictions between FES and the Ohio Companies. The purpose of the waiver is to ensure that FES will be able to continue supplying a material portion of the electric load requirements of the Ohio Companies after January 1, 2009 pursuant to either an ESP or MRO as filed with the PUCO. FES previously obtained a similar waiver for electricity sales to its affiliates in New Jersey, New York, and Pennsylvania. On December 23, 2008, the FERC issued an order granting the waiver request and the Ohio Companies made the required compliance filing on December 30, 2008. In January 2009, several parties filed for rehearing of the FERC’s December 23, 2008 order. In response, FES filed an answer to requests for rehearing on February 5, 2009. The requests and responses are pending before the FERC.

FES supplied all of the power requirements for the Ohio Companies pursuant to a Power Supply Agreement that ended on December 31, 2008. On January 2, 2009, FES signed an agreement to provide 75% of the Ohio Companies’ power requirements for the period January 5, 2009 through March 31, 2009. Subsequently, FES signed an agreement to provide 100% of the Ohio Companies’ power requirements for the period April 1, 2009 through May 31, 2009. On March 4, 2009, the PUCO issued an order approving these two affiliate sales agreements. FERC authorization for these affiliate sales was by means of the December 23, 2008 waiver.

On October 31, 2008, FES executed a Third Restated Partial Requirements Agreement with Met-Ed, Penelec, and Waverly effective November 1, 2008. The Third Restated Partial Requirements Agreement limits the amount of capacity and energy required to be supplied by FES in 2009 and 2010 to roughly two-thirds of these affiliates’ power supply requirements. Met-Ed, Penelec, and Waverly have committed resources in place for the balance of their expected power supply during 2009 and 2010. Under the Third Restated Partial Requirements Agreement, Met-Ed, Penelec, and Waverly are responsible for obtaining additional power supply requirements created by the default or failure of supply of their committed resources. Prices for the power provided by FES were not changed in the Third Restated Partial Requirements Agreement.

  10. NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

FSP FAS 157-4 – “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

In April 2009, the FASB issued Staff Position FAS 157-4, which provides additional guidance to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The FSP establishes a two-step process requiring a reporting entity to first determine if a market is not active in relation to normal market activity for the asset. If evidence indicates the market is not active, an entity would then need to determine whether a quoted price in the market is associated with a distressed transaction. An entity will need to further analyze the transactions or quoted prices, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. Additional disclosures related to the inputs and valuation techniques used in the fair value measurements are also required. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FirstEnergy will adopt the FSP for its interim period ending June 30, 2009. While the FSP will expand disclosure requirements, FirstEnergy does not expect the FSP to have a material effect upon its financial statements.

FSP FAS 115-2 and FAS 124-2 - “Recognition and Presentation of Other-Than-Temporary Impairments”

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, which changes the method to determine whether an other-than-temporary impairment exists for debt securities and the amount of impairment to be recorded in earnings. Under the FSP, management will be required to assert it does not have the intent to sell the debt security, and it is more likely than not it will not have to sell the debt security before recovery of its cost basis. If management is unable to make these assertions, the debt security will be deemed other-than-temporarily impaired and the security will be written down to fair value with the full charge recorded through earnings. If management is able to make the assertions, but there are credit losses associated with the debt security, the portion of impairment related to credit losses will be recognized in earnings while the remaining impairment will be recognized through other comprehensive income. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FirstEnergy will adopt the FSP for its interim period ending June 30, 2009 and does not expect the FSP to have a material effect upon its financial statements.

FSP FAS 107-1 and APB 28-1 - “Interim Disclosures about Fair Value of Financial Instruments”

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, which requires disclosures of the fair value of financial instruments in interim financial statements, as well as in annual financial statements. The FSP also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FirstEnergy will adopt the FSP for its interim period ending June 30, 2009, and expects to expand its disclosures regarding the fair value of financial instruments.

FSP FAS 132 (R)-1 – “Employers’ Disclosures about Postretirement Benefit Plan Assets”

In December 2008, the FASB issued Staff Position FAS 132(R)-1, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Requirements of this FSP include disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant categories of risk. This FSP is effective for fiscal years ending after December 15, 2009. FirstEnergy will expand its disclosures related to postretirement benefit plan assets as a result of this FSP.

11. SEGMENT INFORMATION

FirstEnergy has three reportable operating segments: energy delivery services, competitive energy services and Ohio transitional generation services. The assets and revenues for all other business operations are below the quantifiable threshold for operating segments for separate disclosure as “reportable operating segments.”

The energy delivery services segment designs, constructs, operates and maintains FirstEnergy's regulated transmission and distribution systems and is responsible for the regulated generation commodity operations of FirstEnergy’s Pennsylvania and New Jersey electric utility subsidiaries. Its revenues are primarily derived from the delivery of electricity, cost recovery of regulatory assets, and default service electric generation sales to non-shopping customers in its Pennsylvania and New Jersey franchise areas. Its results reflect the commodity costs of securing electric generation from FES under partial requirements purchased power agreements and from non-affiliated power suppliers as well as the net PJM transmission expenses related to the delivery of that generation load.

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

The Ohio transitional generation services segment represents the regulated generation commodity operations of FirstEnergy’s Ohio electric utility subsidiaries. Its revenues are primarily derived from electric generation sales to non-shopping customers under the PLR obligations of the Ohio Companies. Its results reflect the purchase of electricity from third parties and the competitive energy services segment through a CBP, the deferral and amortization of certain fuel costs authorized for recovery by the energy delivery services segment and the net MISO transmission revenues and expenses related to the delivery of generation load. This segment’s total assets consist of accounts receivable for generation revenues from retail customers.

Segment Financial Information
			Ohio
	Energy	Competitive	Transitional
	Delivery	Energy	Generation		Reconciling
Three Months Ended	Services	Services	Services	Other	Adjustments	Consolidated
	(In millions)
March 31, 2009
External revenues	$2,109	$335	$912	$7	$(29)	$3,334
Internal revenues	-	893	-	-	(893)	-
Total revenues	2,109	1,228	912	7	(922)	3,334
Depreciation and amortization	472	64	(45)	1	3	495
Investment income (loss), net	29	(29)	1	-	(12)	(11)
Net interest charges	110	18	-	1	37	166
Income taxes	(28)	103	16	(17)	(20)	54
Net income (loss)	(42)	155	24	17	(39)	115
Total assets	22,669	9,925	336	632	(5)	33,557
Total goodwill	5,550	24	-	-	-	5,574
Property additions	165	421	-	49	19	654

March 31, 2008
External revenues	$2,212	$329	$707	$40	$(11)	$3,277
Internal revenues	-	776	-	-	(776)	-
Total revenues	2,212	1,105	707	40	(787)	3,277
Depreciation and amortization	255	53	4	-	5	317
Investment income (loss), net	45	(6)	1	-	(23)	17
Net interest charges	103	27	-	-	41	171
Income taxes	119	58	15	14	(19)	187
Net income	179	87	23	22	(34)	277
Total assets	23,211	8,108	257	281	558	32,415
Total goodwill	5,582	24	-	-	-	5,606
Property additions	255	462	-	12	(18)	711

Reconciling adjustments to segment operating results from internal management reporting to consolidated external financial reporting primarily consist of interest expense related to holding company debt, corporate support services revenues and expenses and elimination of intersegment transactions.

  12. SUPPLEMENTAL GUARANTOR INFORMATION

On July 13, 2007, FGCO completed a sale and leaseback transaction for its 93.825% undivided interest in Bruce Mansfield Unit 1. FES has fully and unconditionally and irrevocably guaranteed all of FGCO’s obligations under each of the leases. The related lessor notes and pass through certificates are not guaranteed by FES or FGCO, but the notes are secured by, among other things, each lessor trust’s undivided interest in Unit 1, rights and interests under the applicable lease and rights and interests under other related agreements, including FES’ lease guaranty.  This transaction is classified as an operating lease under GAAP for FES and a financing for FGCO.

The condensed consolidating statements of income for the three months ended March 31, 2009, and 2008, consolidating balance sheets as of March 31, 2009, and December 31, 2008, and consolidating statements of cash flows for the three months ended March 31, 2009, and 2008 for FES (parent and guarantor), FGCO and NGC (non-guarantor) are presented below. Investments in wholly owned subsidiaries are accounted for by FES using the equity method. Results of operations for FGCO and NGC are, therefore, reflected in FES’ investment accounts and earnings as if operating lease treatment was achieved. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and the entries required to reflect operating lease treatment associated with the 2007 Bruce Mansfield Unit 1 sale and leaseback transaction.

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended March 31, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,201,895	$545,926	$395,628	$(917,343)	$1,226,106

EXPENSES:
Fuel	2,095	274,847	29,216	-	306,158
Purchased power from non-affiliates	160,342	-	-	-	160,342
Purchased power from affiliates	915,261	2,082	63,207	(917,343)	63,207
Other operating expenses	38,267	104,443	152,456	12,190	307,356
Provision for depreciation	1,019	30,020	31,649	(1,315)	61,373
General taxes	4,706	12,626	6,044	-	23,376
Total expenses	1,121,690	424,018	282,572	(906,468)	921,812

OPERATING INCOME	80,205	121,908	113,056	(10,875)	304,294

OTHER INCOME (EXPENSE):
Miscellaneous income (expense), including
net income from equity investees	120,513	(47)	(29,637)	(117,192)	(26,363)
Interest expense to affiliates	(34)	(1,758)	(1,187)	-	(2,979)
Interest expense - other	(2,520)	(21,058)	(15,168)	16,219	(22,527)
Capitalized interest	51	7,750	2,277	-	10,078
Total other income (expense)	118,010	(15,113)	(43,715)	(100,973)	(41,791)

INCOME BEFORE INCOME TAXES	198,215	106,795	69,341	(111,848)	262,503

INCOME TAXES	27,534	39,142	22,929	2,217	91,822

NET INCOME	$170,681	$67,653	$46,412	$(114,065)	$170,681

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended March 31, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,099,848	$567,701	$325,684	$(894,117)	$1,099,116

EXPENSES:
Fuel	2,138	291,239	28,312	-	321,689
Purchased power from non-affiliates	206,724	-	-	-	206,724
Purchased power from affiliates	891,979	2,138	25,485	(894,117)	25,485
Other operating expenses	37,596	107,167	139,595	12,188	296,546
Provision for depreciation	307	26,599	24,194	(1,358)	49,742
General taxes	5,415	11,570	6,212	-	23,197
Total expenses	1,144,159	438,713	223,798	(883,287)	923,383

OPERATING INCOME (LOSS)	(44,311)	128,988	101,886	(10,830)	175,733

OTHER INCOME (EXPENSE):
Miscellaneous income (expense), including
net income from equity investees	121,725	(1,208)	(6,537)	(116,884)	(2,904)
Interest expense to affiliates	(82)	(5,289)	(1,839)	-	(7,210)
Interest expense - other	(3,978)	(25,968)	(11,018)	16,429	(24,535)
Capitalized interest	21	6,228	414	-	6,663
Total other income (expense)	117,686	(26,237)	(18,980)	(100,455)	(27,986)

INCOME BEFORE INCOME TAXES	73,375	102,751	82,906	(111,285)	147,747

INCOME TAXES (BENEFIT)	(16,609)	39,285	32,764	2,323	57,763

NET INCOME	$89,984	$63,466	$50,142	$(113,608)	$89,984

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$34	$-	$-	$34
Receivables-
Customers	54,554	-	-	-	54,554
Associated companies	295,513	192,816	125,514	(325,908)	287,935
Other	2,562	14,705	49,026	-	66,293
Notes receivable from associated companies	404,869	28,268	-	-	433,137
Materials and supplies, at average cost	8,610	349,038	210,039	-	567,687
Prepayments and other	84,466	26,589	1,107	-	112,162
	850,574	611,450	385,686	(325,908)	1,521,802

PROPERTY, PLANT AND EQUIPMENT:
In service	88,064	5,477,939	4,736,544	(389,944)	9,912,603
Less - Accumulated provision for depreciation	10,821	2,732,040	1,755,879	(171,499)	4,327,241
	77,243	2,745,899	2,980,665	(218,445)	5,585,362
Construction work in progress	4,728	1,626,685	483,418	-	2,114,831
	81,971	4,372,584	3,464,083	(218,445)	7,700,193

INVESTMENTS:
Nuclear plant decommissioning trusts	-	-	995,476	-	995,476
Long-term notes receivable from associated companies	-	-	62,900	-	62,900
Investment in associated companies	3,712,870	-	-	(3,712,870)	-
Other	1,714	29,982	202	-	31,898
	3,714,584	29,982	1,058,578	(3,712,870)	1,090,274

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	18,209	458,730	-	(235,332)	241,607
Lease assignment receivable from associated companies	-	71,356	-	-	71,356
Goodwill	24,248	-	-	-	24,248
Property taxes	-	27,494	22,610	-	50,104
Unamortized sale and leaseback costs	-	32,128	-	54,174	86,302
Other	65,233	58,004	8,332	(44,428)	87,141
	107,690	647,712	30,942	(225,586)	560,758
	$4,754,819	$5,661,728	$4,939,289	$(4,482,809)	$10,873,027

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$708	$930,763	$777,218	$(17,747)	$1,690,942
Short-term borrowings-
Associated companies	-	345,664	440,452	-	786,116
Other	1,100,000	-	-	-	1,100,000
Accounts payable-
Associated companies	361,848	132,694	232,204	(317,586)	409,160
Other	27,081	117,756	-	-	144,837
Accrued taxes	22,861	75,462	45,300	(20,889)	122,734
Other	58,938	112,048	23,023	45,975	239,984
	1,571,436	1,714,387	1,518,197	(310,247)	4,493,773

CAPITALIZATION:
Common stockholder's equity	3,120,406	1,901,085	1,797,764	(3,698,849)	3,120,406
Long-term debt and other long-term obligations	21,819	1,466,373	469,839	(1,287,970)	670,061
	3,142,225	3,367,458	2,267,603	(4,986,819)	3,790,467

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	-	-	-	1,018,156	1,018,156
Accumulated deferred income taxes	-	-	203,899	(203,899)	-
Accumulated deferred investment tax credits	-	38,669	22,976	-	61,645
Asset retirement obligations	-	24,274	852,799	-	877,073
Retirement benefits	23,242	175,561	-	-	198,803
Property taxes	-	27,494	22,610	-	50,104
Lease market valuation liability	-	296,376	-	-	296,376
Other	17,916	17,509	51,205	-	86,630
	41,158	579,883	1,153,489	814,257	2,588,787
	$4,754,819	$5,661,728	$4,939,289	$(4,482,809)	$10,873,027

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$39	$-	$-	$39
Receivables-
Customers	86,123	-	-	-	86,123
Associated companies	363,226	225,622	113,067	(323,815)	378,100
Other	991	11,379	12,256	-	24,626
Notes receivable from associated companies	107,229	21,946	-	-	129,175
Materials and supplies, at average cost	5,750	303,474	212,537	-	521,761
Prepayments and other	76,773	35,102	660	-	112,535
	640,092	597,562	338,520	(323,815)	1,252,359

PROPERTY, PLANT AND EQUIPMENT:
In service	134,905	5,420,789	4,705,735	(389,525)	9,871,904
Less - Accumulated provision for depreciation	13,090	2,702,110	1,709,286	(169,765)	4,254,721
	121,815	2,718,679	2,996,449	(219,760)	5,617,183
Construction work in progress	4,470	1,441,403	301,562	-	1,747,435
	126,285	4,160,082	3,298,011	(219,760)	7,364,618

INVESTMENTS:
Nuclear plant decommissioning trusts	-	-	1,033,717	-	1,033,717
Long-term notes receivable from associated companies	-	-	62,900	-	62,900
Investment in associated companies	3,596,152	-	-	(3,596,152)	-
Other	1,913	59,476	202	-	61,591
	3,598,065	59,476	1,096,819	(3,596,152)	1,158,208

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	24,703	476,611	-	(233,552)	267,762
Lease assignment receivable from associated companies	-	71,356	-	-	71,356
Goodwill	24,248	-	-	-	24,248
Property taxes	-	27,494	22,610	-	50,104
Unamortized sale and leaseback costs	-	20,286	-	49,646	69,932
Other	59,642	59,674	21,743	(44,625)	96,434
	108,593	655,421	44,353	(228,531)	579,836
	$4,473,035	$5,472,541	$4,777,703	$(4,368,258)	$10,355,021

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$5,377	$925,234	$1,111,183	$(16,896)	$2,024,898
Short-term borrowings-
Associated companies	1,119	257,357	6,347	-	264,823
Other	1,000,000	-	-	-	1,000,000
Accounts payable-
Associated companies	314,887	221,266	250,318	(314,133)	472,338
Other	35,367	119,226	-	-	154,593
Accrued taxes	8,272	60,385	30,790	(19,681)	79,766
Other	61,034	136,867	13,685	36,853	248,439
	1,426,056	1,720,335	1,412,323	(313,857)	4,244,857

CAPITALIZATION:
Common stockholder's equity	2,944,423	1,832,678	1,752,580	(3,585,258)	2,944,423
Long-term debt and other long-term obligations	61,508	1,328,921	469,839	(1,288,820)	571,448
	3,005,931	3,161,599	2,222,419	(4,874,078)	3,515,871

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	-	-	-	1,026,584	1,026,584
Accumulated deferred income taxes	-	-	206,907	(206,907)	-
Accumulated deferred investment tax credits	-	39,439	23,289	-	62,728
Asset retirement obligations	-	24,134	838,951	-	863,085
Retirement benefits	22,558	171,619	-	-	194,177
Property taxes	-	27,494	22,610	-	50,104
Lease market valuation liability	-	307,705	-	-	307,705
Other	18,490	20,216	51,204	-	89,910
	41,048	590,607	1,142,961	819,677	2,594,293
	$4,473,035	$5,472,541	$4,777,703	$(4,368,258)	$10,355,021

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	$200,420	$28,545	$118,902	$-	$347,867

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	100,000	-	-	100,000
Short-term borrowings, net	98,881	88,308	434,105	-	621,294
Redemptions and Repayments-
Long-term debt	(1,189)	(626)	(334,101)	-	(335,916)
Net cash provided from financing activities	97,692	187,682	100,004	-	385,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(358)	(198,631)	(213,816)	-	(412,805)
Proceeds from asset sales	-	7,573	-	-	7,573
Sales of investment securities held in trusts	-	-	351,414	-	351,414
Purchases of investment securities held in trusts	-	-	(356,904)	-	(356,904)
Loans to associated companies, net	(297,641)	(6,322)	-	-	(303,963)
Other	(113)	(18,852)	400	-	(18,565)
Net cash used for investing activities	(298,112)	(216,232)	(218,906)	-	(733,250)

Net change in cash and cash equivalents	-	(5)	-	-	(5)
Cash and cash equivalents at beginning of period	-	39	-	-	39
Cash and cash equivalents at end of period	$-	$34	$-	$-	$34

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM (USED FOR)
OPERATING ACTIVITIES	$273,827	$(122,171)	$8,108	$188	$159,952

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	400,000	646,975	234,921	-	1,281,896
Redemptions and Repayments-
Long-term debt	-	(135,063)	(153,540)	-	(288,603)
Common stock dividend payments	(10,000)	-	-	-	(10,000)
Net cash provided from financing activities	390,000	511,912	81,381	-	983,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(19,406)	(375,391)	(81,545)	(187)	(476,529)
Proceeds from asset sales	-	5,088	-	-	5,088
Sales of investment securities held in trusts	-	-	173,123	-	173,123
Purchases of investment securities held in trusts	-	-	(181,079)	-	(181,079)
Loans to associated companies, net	(644,604)	-	-	-	(644,604)
Other	183	(19,438)	12	(1)	(19,244)
Net cash used for investing activities	(663,827)	(389,741)	(89,489)	(188)	(1,143,245)

Net change in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	2	-	-	-	2
Cash and cash equivalents at end of period	$2	$-	$-	$-	$2

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Information” in Item 2 above.

ITEM 4.   CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES – FIRSTENERGY

FirstEnergy’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this report. The term disclosure controls and procedures means controls and other procedures of a registrant that are designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under that Act is accumulated and communicated to the registrant's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, those officers have concluded that the registrant's disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)  CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2009, there were no changes in FirstEnergy’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES – FES, OE, CEI, TE, JCP&L, MET-ED AND PENELEC

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Each registrant's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of such registrant's disclosure controls and procedures as of the end of the period covered by this report. The term disclosure controls and procedures means controls and other procedures of a registrant that are designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under that Act is accumulated and communicated to the registrant's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, those officers have concluded that such registrant's disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2009, there were no changes in the registrants' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Notes 8 and 9 of the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS

FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of its risk factors. The information presented below updates certain of those risk factors and should be read in conjunction with the risk factors and information disclosed in FirstEnergy’s Annual Report on Form 10-K.

FES’ Business is Affected By Competitive Procurement Processes Approved by State Regulators

The adoption of competitive bid processes for PLR generation supply in Ohio and Pennsylvania may affect the amount of generation that FES sells to its utility affiliates in those states. For example, the Amended ESP approved by the PUCO established a competitive bid process for generation supply and pricing for a two-year period beginning June 1, 2009 through May 31, 2011. FES intends to participate in the CBP as a supplier and its results of operations and financial condition will be impacted by the price and the percentage of the load for which it is ultimately the supplier.

Competitive Power Markets

FES’ financial performance depends upon its success in competing in wholesale and retail markets in MISO and PJM. FES’ ability to compete successfully in these markets is affected by, among other things, the efficiency and cost structure of its generation fleet, market prices, demand for electricity, effectiveness of risk management practices and the market rules established by state and federal regulators.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   FirstEnergy

The table below includes information on a monthly basis regarding purchases made by FirstEnergy of its common stock during the first quarter of 2009.

	Period
	January	February	March	First Quarter
Total Number of Shares Purchased (a)	23,535	20,090	887,792	931,417
Average Price Paid per Share	$50.09	$46.20	$41.34	$41.67
Total Number of Shares Purchased
As Part of Publicly Announced Plans
or Programs	-	-	-	-
Maximum Number (or Approximate Dollar
Value) of Shares that May Yet Be
Purchased Under the Plans or Programs	-	-	-	-

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

ITEM 6.   EXHIBITS

Exhibit Number

FirstEnergy
10.1	Form of Director Indemnification Agreement
10.2	Form of Management Director Indemnification Agreement
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
101*
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the three months ended March 31, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements tagged as blocks of text and (v) document and entity information.

FES
4.1	Open-End Mortgage, General Mortgage Indenture and Deed of Trust, dated as of June 19, 2008, of FirstEnergy Generation Corp. to The Bank of New York Trust Company, N.A., as Trustee
4.1(a)
First Supplemental Indenture dated as of June 25, 2008 providing among other things for First Mortgage Bonds, Guarantee Series A of 2008 due 2009 and First Mortgage Bonds, Guarantee Series B of 2008 due 2009

4.1(b)
Second Supplemental Indenture dated as of March 1, 2009 providing among other things for First Mortgage Bonds, Guarantee Series A of 2009 due 2014 and First Mortgage Bonds, Guarantee Series B of 2009 due 2023

4.1(c)	Third Supplemental Indenture dated as of March 31, 2009 providing among other things for First Mortgage Bonds, Collateral Series A of 2009 due 2011
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
OE
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
CEI
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
TE
4.1
First Supplemental Indenture, dated as of April 24, 2009, between the Toledo Edison Company and The Bank of New York Mellon Trust Company, N.A., as trustee to the Indenture dated as of November 1, 2006 (incorporated by reference to April 24, 2009 Form 8-K, Exhibit 4.1)

4.2	Officer’s Certificate (including the Form of the 7.25% Senior Secured Notes due 2020), dated April 24, 2009 (incorporated by reference to April 24, 2009 Form 8-K, Exhibit 4.2)
4.3
Fifty-sixth Supplemental Indenture, dated as of April 23, 2009, between The Toledo Edison Company and JPMorgan Chase Bank, N.A., as trustee, to the Indenture of Mortgage and Deed of Trust dated as of April 1, 1947 (incorporated by reference to April 24, 2009 Form 8-K, Exhibit 4.3)

4.4
Fifty-seventh Supplemental Indenture, dated as of April 24, 2009, between the Toledo Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture of Mortgage and Deed of Trust dated as of April 1, 1947 (incorporated by reference to April 24, 2009 Form 8-K, Exhibit 4.4)

4.5	Form of First Mortgage Bonds, 7.25% Series of 2009 Due 2020 (incorporated by reference to April 24, 2009 Form 8-K, Exhibit 4.5)
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
JCP&L
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350

Met-Ed
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
Penelec
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350

* Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL-Related Documents is unaudited and the purpose of submitting these XBRL-Related Documents is to test the related format and technology and, as a result, investors should not rely on the XBRL-Related Documents in making investment decisions.  Furthermore, users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

May 7, 2009

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