Form 10-Q
period 2013-09-30
FIRSTENERGY CORP; FirstEnergy Solutions Corp.
filed 2013-11-05
CIK 1031296, 1407703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer ☑	FirstEnergy Corp.

Accelerated Filer ☐	N/A

Non-accelerated Filer (Do not check if a smaller reporting company) ☑	FirstEnergy Solutions Corp.

Smaller Reporting Company ☐	N/A
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑	FirstEnergy Corp. and FirstEnergy Solutions Corp.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF NOVEMBER 4, 2013
FirstEnergy Corp., $0.10 par value	418,229,541
FirstEnergy Solutions Corp., no par value	7
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

Forward-Looking Statements: This Form 10-Q includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements include declarations regarding management's intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” "will," "intend," “believe,” “estimate” and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Actual results may differ materially due to:

•	The speed and nature of increased competition in the electric utility industry, in general, and the retail sales market in particular.

•
The impact of the regulatory process on the pending matters before FERC and in the various states in which we do business including, but not limited to, matters related to rates and pending rate cases.

•	The uncertainties of various cost recovery and cost allocation issues resulting from ATSI's realignment into PJM.

•	Economic or weather conditions affecting future sales and margins.

•	Regulatory outcomes associated with storm restoration, including but not limited to Hurricane Sandy, Hurricane Irene and the October snowstorm of 2011.

•	Changing energy, capacity and commodity market prices including, but not limited to, coal, natural gas and oil, and availability and their impact on retail margins.

•	The continued ability of our regulated utilities to recover their costs.

•	Costs being higher than anticipated and the success of our policies to control costs and to mitigate low energy, capacity and market prices.

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

•
The uncertainties associated with the deactivation of certain older regulated and competitive fossil units including the impact on vendor commitments, and the timing thereof as they relate to, among other things, RMR arrangements and the reliability of the transmission grid.

•
Adverse regulatory or legal decisions and outcomes with respect to our nuclear operations (including, but not limited to the revocation or non-renewal of necessary licenses, approvals or operating permits by the NRC or as a result of the incident at Japan's Fukushima Daiichi Nuclear Plant).

•	Issues arising from the indications of cracking in the shield building at Davis-Besse.

•	The impact of future changes to the operational status or availability of our generating units.

•	The risks and uncertainties associated with litigation, arbitration, mediation and like proceedings, including, but not limited to, any such proceedings related to vendor commitments.

•	Replacement power costs being higher than anticipated or not fully hedged.

•	The ability to comply with applicable state and federal reliability standards and energy efficiency and peak demand reduction mandates.

•	Changes in customers' demand for power, including but not limited to, changes resulting from the implementation of state and federal energy efficiency and peak demand reduction mandates.

•
The ability to accomplish or realize anticipated benefits from strategic and financial goals including, but not limited to, the ability to reduce costs and to successfully complete our announced financial plans designed to improve our credit metrics and strengthen our balance sheet, including but not limited to, proposed capital raising and debt reduction initiatives, and the proposed sale of non-core hydro assets.

•	Our ability to improve electric commodity margins and the impact of, among other factors, the increased cost of fuel and fuel transportation on such margins.

•
The ability to experience growth in the Regulated Distribution and Regulated Transmission segments and to continue to successfully implement our direct retail sales strategy in the Competitive Energy Services segment.

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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE	Allegheny Energy, Inc., a Maryland utility holding company that merged with a subsidiary of FirstEnergy on February 25, 2011
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of AE
AGC	Allegheny Generating Company, a generation subsidiary of AE Supply
Allegheny	Allegheny Energy, Inc., together with its consolidated subsidiaries
Allegheny Utilities	MP, PE and WP
ATSI	American Transmission Systems, Incorporated, formerly a direct subsidiary of FE that became a subsidiary of FET in April 2012, which owns and operates transmission facilities.
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FE	FirstEnergy Corp., a public utility holding company
FENOC	FirstEnergy Nuclear Operating Company, which operates nuclear generating facilities
FES	FirstEnergy Solutions Corp., which provides energy-related products and services
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, formerly known as Allegheny Energy Transmission, LLC, a subsidiary of AE, which is the parent of ATSI and TrAIL and has a joint venture in PATH.
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	FirstEnergy Generation, LLC, a subsidiary of FES, which owns and operates non-nuclear generating facilities
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	A subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary of AE
NG	FirstEnergy Nuclear Generation, LLC, a subsidiary of FES, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between Allegheny and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland electric utility operating subsidiary of AE
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
PNBV	PNBV Capital Trust, a special purpose entity created by OE in 1996
Shippingport	Shippingport Capital Trust, a special purpose entity created by CEI and TE in 1997
Signal Peak	An indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary of AE

The following abbreviations and acronyms are used to identify frequently used terms in this report:
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
ALJ	Administrative Law Judge
Anker WV	Anker West Virginia Mining Company, Inc.
Anker Coal	Anker Coal Group, Inc.
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ARR	Auction Revenue Right

GLOSSARY OF TERMS, Continued

ASLB	Atomic Safety and Licensing Board
BGS	Basic Generation Service
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CBP	Competitive Bid Process
CCB	Coal Combustion By-products
CCR	Coal Combustion Residuals
CDWR	California Department of Water Resources
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
DCR	Delivery Capital Recovery
DOE	United States Department of Energy
DOJ	United States Department of Justice
DSP	Default Service Plan
EDC	Electric Distribution Company
EDCP	Executive Deferred Compensation Plan
EE&C	Energy Efficiency and Conservation
EGS	Electric Generation Supplier
ELPC	Environmental Law & Policy Center
ENEC	Expanded Net Energy Cost
EPA	United States Environmental Protection Agency
ERO	Electric Reliability Organization
ESP	Electric Security Plan
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FMB	First Mortgage Bond
FPA	Federal Power Act
FTR	Financial Transmission Right
GAAP	Accounting Principles Generally Accepted in the United States of America
GHG	Greenhouse Gases
GWH	Gigawatt-hour
HCL	Hydrochloric Acid
ICE	IntercontinentalExchange, Inc.
ICG	International Coal Group Inc.
ILP	Integrated License Application Process
kV	Kilovolt
KWH	Kilowatt-hour
LAR	License Amendment Request
LBR	Little Blue Run
LCAPP	Long-Term Capacity Agreement Pilot Program
LOC	Letter of Credit
LSE	Load Serving Entity
MAAC	Mid-Atlantic Region of PJM
MATS	Mercury and Air Toxics Standards
MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator, Inc.
mmBTU	One Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.

GLOSSARY OF TERMS, Continued

MOPR	Minimum Offer Price Rule
MTEP	MISO Regional Transmission Expansion Plan
MVP	Multi-value Project
MW	Megawatt
MWH	Megawatt-hour
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NGO	Non-Governmental Organization
NJBPU	New Jersey Board of Public Utilities
NNSR	Non-Attainment New Source Review
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NUG	Non-Utility Generation
NYPSC	New York State Public Service Commission
NYSEG	New York State Electric and Gas
OCC	Ohio Consumers' Counsel
OPEB	Other Post-Employment Benefits
OTTI	Other Than Temporary Impairments
OVEC	Ohio Valley Electric Corporation
PA DEP	Pennsylvania Department of Environmental Protection
PCB	Polychlorinated Biphenyl
PCRB	Pollution Control Revenue Bond
PJM	PJM Interconnection LLC
PM	Particulate Matter
POLR	Provider of Last Resort
PPUC	Pennsylvania Public Utility Commission
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCO	Public Utilities Commission of Ohio
PURPA	Public Utility Regulatory Policies Act of 1978
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Credit
REIT	Real Estate Investment Trust
RFC	ReliabilityFirst Corporation
RFP	Request for Proposal
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must-Run
ROP	Reactor Oversight Process
RPM	Reliability Pricing Model
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
SAIDI	System Average Interruption Duration Index
SAIFI	System Average Interruption Frequency Index
SB221	Amended Substitute Senate Bill 221
SBC	Societal Benefits Charge
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan(s) Under the Clean Air Act

GLOSSARY OF TERMS, Continued

SMIP	Smart Meter Implementation Plan
SO2	Sulfur Dioxide
SOS	Standard Offer Service
SPE	Special Purpose Entity
SREC	Solar Renewable Energy Credit
SSO	Standard Service Offer
TDS	Total Dissolved Solid
TMDL	Total Maximum Daily Load
TMI-2	Three Mile Island Unit 2
TSC	Transmission Service Charge
UWUA	Utility Workers Union of America
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVDEP	West Virginia Department of Environmental Protection
WVPSC	Public Service Commission of West Virginia

v

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share amounts)	2013	2012	2013	2012

REVENUES:
Electric utilities	$2,530	$2,670	$7,139	$7,533
Unregulated businesses	1,506	1,382	4,131	4,247
Total revenues*	4,036	4,052	11,270	11,780

OPERATING EXPENSES:
Fuel	657	636	1,915	1,833
Purchased power	1,120	1,063	2,932	3,367
Other operating expenses	877	861	2,645	2,597
Provision for depreciation	316	272	909	834
Amortization of regulatory assets, net	312	61	443	198
General taxes	242	257	747	760
Impairment of long-lived assets	—	—	473	—
Total operating expenses	3,524	3,150	10,064	9,589

OPERATING INCOME	512	902	1,206	2,191

OTHER INCOME (EXPENSE):
Gain (loss) on debt redemptions	9	—	(132)	—
Investment income	5	39	8	63
Interest expense	(257)	(230)	(771)	(750)
Capitalized interest	17	18	51	54
Total other expense	(226)	(173)	(844)	(633)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	286	729	362	1,558

INCOME TAXES	77	307	129	650

NET INCOME FROM CONTINUING OPERATIONS	209	422	233	908

Discontinued operations (net of income taxes of $3, $2, $9 and $8, respectively) (Note 16)	9	3	17	11

NET INCOME	218	425	250	919

Income attributable to noncontrolling interest	—	—	—	1

EARNINGS AVAILABLE TO FIRSTENERGY CORP.	$218	$425	$250	$918

EARNINGS PER SHARE OF COMMON STOCK:
Basic - Continuing Operations	$0.50	$1.01	$0.56	$2.17
Basic - Discontinued Operations (Note 16)	0.02	0.01	0.04	0.03
Basic - Earnings Available to FirstEnergy Corp.	$0.52	$1.02	$0.60	$2.20

Diluted - Continuing Operations	$0.50	$1.00	$0.56	$2.16
Diluted - Discontinued Operations (Note 16)	0.02	0.01	0.04	0.03
Diluted - Earnings Available to FirstEnergy Corp.	$0.52	$1.01	$0.60	$2.19

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	418	417	418	418
Diluted	419	419	419	419

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$1.10	$1.10	$1.65	$1.65

*
Includes excise tax collections of $117 million and $123 million in the three months ended September 30, 2013 and 2012, respectively, and $346 million and $351 million in the nine months ended September 30, 2013 and 2012, respectively.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2013	2012	2013	2012

NET INCOME	$218	$425	$250	$919

OTHER COMPREHENSIVE INCOME (LOSS):
Pensions and OPEB prior service costs	(47)	(47)	(148)	(148)
Amortized losses on derivative hedges	2	—	4	1
Change in unrealized gain on available-for-sale securities	6	1	3	13
Other comprehensive loss	(39)	(46)	(141)	(134)
Income tax benefits on other comprehensive loss	(15)	(24)	(55)	(75)
Other comprehensive loss, net of tax	(24)	(22)	(86)	(59)

COMPREHENSIVE INCOME	194	403	164	860

Comprehensive income attributable to noncontrolling interest	—	—	—	1

COMPREHENSIVE INCOME AVAILABLE TO FIRSTENERGY CORP.	$194	$403	$164	$859

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222	$172
Receivables-
Customers, net of allowance for uncollectible accounts of $41 in 2013 and $40 in 2012	1,579	1,614
Other, net of allowance for uncollectible accounts of $3 in 2013 and $4 in 2012	231	315
Materials and supplies, at average cost	731	861
Prepaid taxes	104	119
Derivatives	140	160
Accumulated deferred income taxes	290	319
Other	262	208
	3,559	3,768
PROPERTY, PLANT AND EQUIPMENT:
In service	44,089	43,210
Less — Accumulated provision for depreciation	13,167	12,600
	30,922	30,610
Construction work in progress	2,301	2,293
	33,223	32,903
INVESTMENTS:
Nuclear plant decommissioning trusts	2,183	2,204
Investments in lease obligation bonds	46	54
Other	876	936
	3,105	3,194

ASSETS HELD FOR SALE (NOTE 16)	234	—

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	6,418	6,447
Regulatory assets	2,146	2,375
Other	1,698	1,719
	10,262	10,541
	$50,383	$50,406
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$1,889	$1,999
Short-term borrowings	3,404	1,969
Accounts payable	995	1,599
Accrued taxes	401	543
Accrued compensation and benefits	289	331
Derivatives	105	126
Other	872	1,038
	7,955	7,605
CAPITALIZATION:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 490,000,000 shares - 418,216,437 shares outstanding	42	42
Other paid-in capital	9,755	9,769
Accumulated other comprehensive income	299	385
Retained earnings	2,448	2,888
Total common stockholders’ equity	12,544	13,084
Noncontrolling interest	3	9
Total equity	12,547	13,093
Long-term debt and other long-term obligations	15,291	15,179
	27,838	28,272
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	6,603	6,616
Retirement benefits	3,104	3,080
Asset retirement obligations	1,834	1,599
Deferred gain on sale and leaseback transaction	866	892
Adverse power contract liability	467	506
Other	1,716	1,836
	14,590	14,529
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 13)
	$50,383	$50,406

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
(In millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$250	$919
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	909	834
Amortization of regulatory assets, net	443	198
Nuclear fuel amortization	156	156
Deferred purchased power and other costs	(61)	(214)
Deferred income taxes and investment tax credits, net	114	712
Impairments of long-lived assets	473	—
Investment impairments	74	10
Deferred rents and lease market valuation liability	(22)	(62)
Retirement benefits	(133)	(97)
Gain on asset sales	(21)	(17)
Commodity derivative transactions, net (Note 10)	24	(80)
Pension trust contributions	—	(600)
Cash collateral, net	(67)	(3)
Loss on debt redemptions	132	—
Make-whole premiums paid on debt redemptions	(181)	—
Income from discontinued operations (Note 16)	(17)	(11)
Decrease (increase) in operating assets-
Receivables	(7)	(41)
Materials and supplies	117	(63)
Prepayments and other current assets	(59)	(151)
Increase (decrease) in operating liabilities-
Accounts payable	(279)	(227)
Accrued taxes	(146)	(58)
Accrued interest	29	50
Accrued compensation and benefits	(43)	(71)
Other	(14)	92
Net cash provided from operating activities	1,671	1,276

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	2,745	660
Short-term borrowings, net	1,435	1,604
Redemptions and Repayments-
Long-term debt	(2,662)	(870)
Tender premiums paid on debt redemptions	(110)	—
Common stock dividend payments	(690)	(690)
Other	(64)	(42)
Net cash provided from financing activities	654	662

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,960)	(1,686)
Nuclear fuel	(159)	(207)
Sales of investment securities held in trusts	1,545	2,133
Purchases of investment securities held in trusts	(1,567)	(2,188)
Cash investments	(12)	100
Asset removal costs	(125)	(119)
Other	3	(23)
Net cash used for investing activities	(2,275)	(1,990)

Net change in cash and cash equivalents	50	(52)
Cash and cash equivalents at beginning of period	172	202
Cash and cash equivalents at end of period	$222	$150

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2013	2012	2013	2012

STATEMENTS OF INCOME (LOSS)
REVENUES:
Electric sales to non-affiliates	$1,455	$1,358	$4,066	$4,035
Electric sales to affiliates	186	155	482	385
Other	38	37	107	91
Total revenues	1,679	1,550	4,655	4,511

OPERATING EXPENSES:
Fuel	304	303	936	978
Purchased power from affiliates	132	131	401	381
Purchased power from non-affiliates	724	502	1,755	1,425
Other operating expenses	339	342	1,105	1,028
Provision for depreciation	80	70	231	200
General taxes	35	35	106	104
Total operating expenses	1,614	1,383	4,534	4,116

OPERATING INCOME	65	167	121	395

OTHER INCOME (EXPENSE):
Loss on debt redemptions	—	—	(103)	—
Investment income (loss)	(3)	38	(4)	50
Miscellaneous income	21	1	29	25
Interest expense — affiliates	(1)	(3)	(7)	(7)
Interest expense — other	(35)	(51)	(126)	(140)
Capitalized interest	9	9	28	27
Total other expense	(9)	(6)	(183)	(45)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	56	161	(62)	350

INCOME TAXES (BENEFITS)	23	65	(19)	139

INCOME (LOSS) FROM CONTINUING OPERATIONS	$33	$96	$(43)	$211

Discontinued operations (net of income taxes of $5, $3, $8 and $6, respectively) (Note 16)	7	5	14	11

NET INCOME (LOSS)	$40	$101	$(29)	$222

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$40	$101	$(29)	$222

OTHER COMPREHENSIVE INCOME (LOSS):
Pensions and OPEB prior service costs	(5)	(5)	(16)	(2)
Amortized loss on derivative hedges	(1)	(2)	(3)	(6)
Change in unrealized gain on available-for-sale securities	5	(2)	2	11
Other comprehensive income (loss)	(1)	(9)	(17)	3
Income taxes (benefits) on other comprehensive income (loss)	(1)	(3)	(7)	1
Other comprehensive income (loss), net of tax	—	(6)	(10)	2

COMPREHENSIVE INCOME (LOSS)	$40	$95	$(39)	$224

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$3
Receivables-
Customers, net of allowance for uncollectible accounts of $14 in 2013 and $16 in 2012	524	483
Affiliated companies	519	379
Other, net of allowance for uncollectible accounts of $3 in 2013 and $2 in 2012	123	91
Notes receivable from affiliated companies	254	276
Materials and supplies	439	505
Derivatives	139	158
Prepayments and other	105	87
	2,105	1,982
PROPERTY, PLANT AND EQUIPMENT:
In service	12,508	11,997
Less — Accumulated provision for depreciation	4,649	4,408
	7,859	7,589
Construction work in progress	1,116	1,141
	8,975	8,730
INVESTMENTS:
Nuclear plant decommissioning trusts	1,270	1,283
Other	11	12
	1,281	1,295

ASSETS HELD FOR SALE (NOTE 16)	121	—

DEFERRED CHARGES AND OTHER ASSETS:
Customer intangibles	99	110
Goodwill	23	24
Property taxes	36	36
Unamortized sale and leaseback costs	161	119
Derivatives	65	99
Other	268	253
	652	641
	$13,134	$12,648
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$859	$1,102
Short-term borrowings	4	4
Accounts payable-
Affiliated companies	776	726
Other	213	159
Accrued taxes	42	171
Derivatives	103	124
Other	176	280
	2,173	2,566
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 750 shares- 7 shares outstanding	3,078	1,573
Accumulated other comprehensive income	62	72
Retained earnings	2,089	2,118
Total common stockholder's equity	5,229	3,763
Long-term debt and other long-term obligations	2,178	3,118
	7,407	6,881
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	866	892
Accumulated deferred income taxes	699	515
Asset retirement obligations	1,159	965
Retirement benefits	255	241
Derivatives	22	37
Other	553	551
	3,554	3,201
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 13)
	$13,134	$12,648

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
(In millions)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(29)	$222
Adjustments to reconcile net income (loss) to net cash from operating activities-
Provision for depreciation	231	200
Nuclear fuel amortization	156	159
Deferred rents and lease market valuation liability	(36)	(144)
Deferred income taxes and investment tax credits, net	205	123
Investment impairments	66	8
Pension trust contribution	—	(209)
Gain on asset sales	(20)	(17)
Commodity derivative transactions, net (Note 10)	24	(67)
Cash collateral, net	(35)	(4)
Loss on debt redemptions	103	—
Make-whole premiums paid on debt redemptions	(31)	—
Income from discontinued operations (Note 16)	(14)	(11)
Decrease (increase) in operating assets-
Receivables	(214)	95
Materials and supplies	66	(40)
Prepayments and other current assets	(22)	5
Increase (decrease) in operating liabilities-
Accounts payable	129	312
Accrued taxes	(131)	(150)
Accrued compensation and benefits	(5)	10
Other	(54)	9
Net cash provided from operating activities	389	501

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	—	560
Short-term borrowings, net	—	3
Equity contribution from parent	1,500	—
Redemptions and repayments-
Long-term debt	(1,179)	(246)
Tender premiums paid on debt redemptions	(67)	—
Other	(7)	(9)
Net cash provided from financing activities	247	308

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(477)	(535)
Nuclear fuel	(159)	(207)
Proceeds from asset sales	21	17
Sales of investment securities held in trusts	650	1,167
Purchases of investment securities held in trusts	(694)	(1,194)
Loans to affiliated companies, net	22	(55)
Other	—	(6)
Net cash used for investing activities	(637)	(813)

Net change in cash and cash equivalents	(1)	(4)
Cash and cash equivalents at beginning of period	3	7
Cash and cash equivalents at end of period	$2	$3

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

FirstEnergy follows GAAP and complies with the related regulations, orders, policies and practices prescribed by the SEC, FERC, and, as applicable, the PUCO, the PPUC, the MDPSC, the NYPSC, the WVPSC, the VSCC and the NJBPU. The accompanying interim financial statements are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair statement of the financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not indicative of results of operations for any future period. FE and its subsidiaries have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

FE and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation. FE and its subsidiaries consolidate a VIE when it is determined that it is the primary beneficiary (see Note 8, Variable Interest Entities). Investments in affiliates over which FE and its subsidiaries have the ability to exercise significant influence, but with respect to which they are not the primary beneficiary and do not exercise control, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage share of the entity’s earnings is reported in the Consolidated Statements of Income and Comprehensive Income. These Notes to the Consolidated Financial Statements are combined for FirstEnergy and FES.

Certain prior year amounts have been reclassified to conform to the current year presentation.
New Accounting Pronouncements

New accounting pronouncements not yet effective are not expected to have a material effect on the financial statements of FE or its subsidiaries.
2. GOODWILL
In a business combination, the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. FirstEnergy evaluates goodwill for impairment annually on July 31 and more frequently if indicators of impairment arise. In evaluating goodwill for impairment, FirstEnergy first assesses qualitative factors to determine whether it is more likely than not (that is, likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value (including goodwill). If FirstEnergy concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if FirstEnergy concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the two-step goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any.
FirstEnergy's reporting units are consistent with its reportable segments and consist of Regulated Distribution, Regulated Transmission, Competitive Energy Services and Other/Corporate. Goodwill is allocated to these reportable segments based on the original purchase price allocation of acquisitions. Total goodwill recognized by segment in FirstEnergy's Consolidated Balance Sheet is as follows:

Goodwill	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Other/Corporate	Consolidated
	(In millions)
Balance as of December 31, 2012	$5,025	$526	$896	$—	$6,447
Classification to Assets Held for Sale(1)	—	—	(29)	—	(29)
Balance as of September 30, 2013	$5,025	$526	$867	$—	$6,418

(1)	See Note 16, Discontinued Operations and Assets Held for Sale.
FirstEnergy performed a qualitative assessment of the Regulated Distribution and Regulated Transmission segments as of July 31, 2013. FirstEnergy assessed economic, industry and market considerations in addition to overall financial performance of its Regulated Distribution and Regulated Transmission segments. It was determined that the fair values of these segments were, more likely than not, greater than their carrying values. Due to excess generation supply in the region, which has caused a period of protracted low power and capacity prices impacting Competitive operations, FirstEnergy performed a quantitative assessment of the Competitive Energy Services segment as of July 31, 2013. The fair value of the Competitive Energy Services segment was calculated using a discounted cash flow analysis which included the effects of the potential sale of certain hydroelectric power stations and transfer of the Harrison plant to the Regulated Distribution Segment and the Pleasants plant to the Competitive Energy Services Segment as discussed in Note 12, Regulatory Matters. Assumptions used in the analysis include discount rates, market performance, projected operating and capital cash flows and the fair value of debt. The estimated fair value of the Competitive Energy Services segment exceeded its carrying amount (including goodwill) as of July 31, 2013. Continued weak economic conditions, lower than forecasted power and capacity prices, and revised environmental requirements could have a negative impact on future goodwill assessments.
In October of 2013, in connection with the closing of the West Virginia asset transfer, as discussed in Note 12, Regulatory Matters, FirstEnergy transferred approximately $67 million of goodwill from the Competitive Energy Services segment to the Regulated Distribution segment based on the relative fair value of the generating plants to the fair value of the respective segment.
3. IMPAIRMENT OF LONG-LIVED ASSETS

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

Approximately 240 plant employees and generation related positions were affected by these plant deactivations. FirstEnergy recorded approximately $7 million (pre-tax) severance related expenses that were recognized in Other operating expenses in the Consolidated Statements of Income during the nine months ended 2013.

On October 9, 2013, Hatfield's Ferry Units 1-3 and Mitchell Units 2-3 were deactivated. With the termination of operations at Hatfield's Ferry, AE Supply has the right to redeem $235 million of its outstanding PCRBs at par. A conditional notice of full redemption was issued on October 18, 2013, calling the $235 million of outstanding PCRB's for redemption on November 15, 2013.

AE Supply has obligations, such as fuel supply, that could be affected by the plant closings and management is currently unable to reasonably estimate potential costs, or a range thereof, that could be incurred.

Generating Plant Retirements - 2012

As of September 1, 2012, Albright, Armstrong, Bay Shore Units 2-4, Eastlake Units 4-5, R. Paul Smith, Rivesville and Willow Island were deactivated. FG entered into RMR arrangements with PJM for Eastlake Units 1-3, Ashtabula Unit 5 and Lake Shore Unit 18 through the spring of 2015, when they are scheduled to be deactivated. During the nine months ended September 30, 2012, FirstEnergy recognized pre-tax severance expense of approximately $14 million ($10 million by FES) as a result of the deactivations. These costs are included in Other operating expenses in the Consolidated Statements of Income (Loss).

Cost Savings Initiatives

In addition to deactivating Hatfield's Ferry and Mitchell, FirstEnergy identified and intends to implement additional cost control opportunities across the organization. These actions include reductions to medical and other employee benefits and other organizational changes, including a reduction in staffing of an additional 250 positions. FirstEnergy incurred approximately $2 million (pre-tax) of severance related expenses in the third quarter of 2013.
4. EARNINGS PER SHARE OF COMMON STOCK

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

The following table reconciles basic and diluted earnings per share of common stock:

	Three Months Ended September 30		Nine Months Ended September 30
Reconciliation of Basic and Diluted Earnings per Share of Common Stock	2013	2012	2013	2012
	(In millions, except per share amounts)

Net income from continuing operations	$209	$422	$233	$908
Less: Income attributable to noncontrolling interest	—	—	—	1
Income from continuing operations available to common shareholders	209	422	233	907
Discontinued operations (Note 16)	9	3	17	11
Earnings available to FirstEnergy Corp.	$218	$425	$250	$918

Weighted average number of basic shares outstanding	418	417	418	418
Assumed exercise of dilutive stock options and awards(1)	1	2	1	1
Weighted average number of diluted shares outstanding	419	419	419	419

Earnings per share:
Basic earnings per share:
Net income from continuing operations	$0.50	$1.01	$0.56	$2.17
Discontinued operations (Note 16)	0.02	0.01	0.04	0.03
Net earnings per basic share	$0.52	$1.02	$0.60	$2.20

Diluted earnings per share:
Net income from continuing operations	$0.50	$1.00	$0.56	$2.16
Discontinued operations (Note 16)	0.02	0.01	0.04	0.03
Net earnings per diluted share	$0.52	$1.01	$0.60	$2.19

(1)
For the three months and nine ended September 30, 2013, 2 million shares were excluded from the calculation of diluted shares outstanding, as their inclusion would be antidilutive. For the three and nine months ended September 30, 2012, less than 1 million shares were excluded from the calculation of diluted shares outstanding, as their inclusion would be antidilutive.

5. PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The components of the consolidated net periodic cost for pensions and OPEB (including amounts capitalized) were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pensions		OPEB
For the Three Months Ended September 30,	2013	2012	2013	2012
	(In millions)
Service costs	$49	$40	$3	$3
Interest costs	93	97	9	12
Expected return on plan assets	(125)	(121)	(8)	(9)
Amortization of prior service costs (credits)	3	3	(50)	(50)
Net periodic costs (credits)	$20	$19	$(46)	$(44)

Components of Net Periodic Benefit Costs (Credits)	Pensions		OPEB
For the Nine Months Ended September 30,	2013	2012	2013	2012
	(In millions)
Service costs	$147	$120	$9	$9
Interest costs	279	291	27	36
Expected return on plan assets	(375)	(363)	(24)	(27)
Amortization of prior service costs (credits)	9	9	(157)	(152)
Net periodic costs (credits)	$60	$57	$(145)	$(134)

Pension and OPEB obligations are allocated to FE's subsidiaries employing the plan participants. The net periodic pension and OPEB costs (net of amounts capitalized) recognized in earnings by FE and FES were as follows:

Net Periodic Benefit Expense (Credit)	Pensions		OPEB
For the Three Months Ended September 30,	2013	2012	2013	2012
	(In millions)
FirstEnergy	$16	$14	$(31)	$(30)
FES	5	5	(4)	(4)

Net Periodic Benefit Expense (Credit)	Pensions		OPEB
For the Nine Months Ended September 30,	2013	2012	2013	2012
	(In millions)
FirstEnergy	$41	$41	$(95)	$(92)
FES	13	13	(12)	(12)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, in the three and nine months ended September 30, 2013 and 2012, for FirstEnergy and FES are shown in the following tables:

FirstEnergy
	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance as of July 1, 2013	$(37)	$13	$347	$323

Other comprehensive income before reclassifications	—	5	—	5
Amounts reclassified from AOCI	1	(1)	(29)	(29)
Net other comprehensive income (loss)	1	4	(29)	(24)

AOCI Balance as of September 30, 2013	$(36)	$17	$318	$299

AOCI Balance as of July 1, 2012	$(39)	$27	$401	$389

Other comprehensive income before reclassifications	—	25	—	25
Amounts reclassified from AOCI	—	(25)	(22)	(47)
Net other comprehensive loss	—	—	(22)	(22)

AOCI Balance as of September 30, 2012	$(39)	$27	$379	$367

FES
	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance as of July 1, 2013	$1	$12	$49	$62

Other comprehensive income before reclassifications	—	4	—	4
Amounts reclassified from AOCI	—	(1)	(3)	(4)
Net other comprehensive income (loss)	—	3	(3)	—

AOCI Balance as of September 30, 2013	$1	$15	$46	$62

AOCI Balance as of July 1, 2012	$6	$25	$53	$84

Other comprehensive income (loss) before reclassifications	(1)	24	—	23
Amounts reclassified from AOCI	(1)	(25)	(3)	(29)
Net other comprehensive loss	(2)	(1)	(3)	(6)

AOCI Balance as of September 30, 2012	$4	$24	$50	$78

FirstEnergy
	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance as of January 1, 2013	$(38)	$15	$408	$385

Other comprehensive income before reclassifications	—	19	—	19
Amounts reclassified from AOCI	2	(17)	(90)	(105)
Net other comprehensive income (loss)	2	2	(90)	(86)

AOCI Balance as of September 30, 2013	$(36)	$17	$318	$299

AOCI Balance as of January 1, 2012	$(39)	$19	$446	$426

Other comprehensive income before reclassifications	1	38	5	44
Amounts reclassified from AOCI	(1)	(30)	(72)	(103)
Net other comprehensive income (loss)	—	8	(67)	(59)

AOCI Balance as of September 30, 2012	$(39)	$27	$379	$367

FES
	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance as of January 1, 2013	$3	$13	$56	$72

Other comprehensive income before reclassifications	—	17	—	17
Amounts reclassified from AOCI	(2)	(15)	(10)	(27)
Net other comprehensive income (loss)	(2)	2	(10)	(10)

AOCI Balance as of September 30, 2013	$1	$15	$46	$62

AOCI Balance as of January 1, 2012	$8	$16	$52	$76

Other comprehensive income before reclassifications	—	37	8	45
Amounts reclassified from AOCI	(4)	(29)	(10)	(43)
Net other comprehensive income (loss)	(4)	8	(2)	2

AOCI Balance as of September 30, 2012	$4	$24	$50	$78

The following amounts were reclassified from AOCI in the three months ended September 30, 2013 and 2012:

FE	Three Months Ended September 30		Affected Line Item in Consolidated Statements of Income
Reclassifications from AOCI (b)	2013	2012
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$(1)	$(2)	Other operating expenses
Long-term debt	3	2	Interest expense
	2	—	Total before taxes
	(1)	—	Income taxes
	$1	$—	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$(2)	$(40)	Investment income
	1	15	Income taxes
	$(1)	$(25)	Net of tax

Defined benefit pension and OPEB plans
Prior-service costs	$(47)	$(47)	(a)
	18	25	Income taxes
	$(29)	$(22)	Net of tax

(a) These AOCI components are included in the computation of net periodic pension cost. See Note 5, Pensions and Other Postemployment Benefits for additional details.
(b) Parenthesis represent credits to the Consolidated Statements of Income from AOCI.

FES	Three Months Ended September 30		Affected Line Item in Consolidated Statements of Income
Reclassifications from AOCI (b)	2013	2012
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$(1)	$(2)	Other operating expenses
	1	1	Income taxes (benefits)
	$—	$(1)	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$(2)	$(40)	Investment income (loss)
	1	15	Income taxes (benefits)
	$(1)	$(25)	Net of tax

Defined benefit pension and OPEB plans
Prior-service costs	$(5)	$(5)	(a)
	2	2	Income taxes (benefits)
	$(3)	$(3)	Net of tax

(a) These AOCI components are included in the computation of net periodic pension cost. See Note 5, Pensions and Other Postemployment Benefits for additional details.
(b) Parenthesis represent credits to the Consolidated Statements of Income from AOCI.

The following amounts were reclassified from AOCI in the nine months ended September 30, 2013 and 2012:

FE	Nine Months Ended September 30		Affected Line Item in Consolidated Statements of Income
Reclassifications from AOCI (b)	2013	2012
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$(5)	$(7)	Other operating expenses
Long-term debt	9	6	Interest expense
	4	(1)	Total before taxes
	(2)	—	Income taxes
	$2	$(1)	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$(27)	$(48)	Investment income
	10	18	Income taxes
	$(17)	$(30)	Net of tax

Defined benefit pension and OPEB plans
Prior-service costs	$(148)	$(143)	(a)
	58	71	Income taxes
	$(90)	$(72)	Net of tax

(a) These AOCI components are included in the computation of net periodic pension cost. See Note 5, Pensions and Other Postemployment Benefits for additional details.
(b) Parenthesis represent credits to the Consolidated Statements of Income from AOCI.

FES	Nine Months Ended September 30		Affected Line Item in Consolidated Statements of Income
Reclassifications from AOCI (b)	2013	2012
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$(5)	$(6)	Other operating expenses
Long-term debt	2	—	Interest expense
	(3)	(6)	Total before taxes
	1	2	Income taxes (benefits)
	$(2)	$(4)	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$(24)	$(46)	Investment income (loss)
	9	17	Income taxes (benefits)
	$(15)	$(29)	Net of tax

Defined benefit pension and OPEB plans
Prior-service costs	$(16)	$(15)	(a)
	6	5	Income taxes (benefits)
	$(10)	$(10)	Net of tax

(a) These AOCI components are included in the computation of net periodic pension cost. See Note 5, Pensions and Other Postemployment Benefits for additional details.
(b) Parenthesis represent credits to the Consolidated Statements of Income from AOCI.

7. INCOME TAXES

FirstEnergy accounts for uncertainty in income taxes recognized in its financial statements. Judgment is required in determining FirstEnergy's income taxes and in evaluating tax positions taken or expected to be taken on its tax returns. In the third quarter of 2013, FirstEnergy increased its liability for unrecognized income tax benefits by approximately $5 million. There were no material changes to FirstEnergy's unrecognized income tax benefits during the first nine months of 2012.

As of September 30, 2013, it is reasonably possible that approximately $4 million of unrecognized income tax benefits may be resolved within the next twelve months, all of which, if recognized, would affect FirstEnergy's effective tax rate.

FirstEnergy recognizes interest expense or income related to uncertain tax positions. That amount is computed by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken or expected to be taken on the tax return. FirstEnergy includes net interest and penalties in the provision for income taxes. During the first nine months of 2013 and 2012, there were no material changes to the amount of accrued interest. The net amount of interest accrued as of September 30, 2013 and December 31, 2012 was approximately $10 million and $9 million, respectively.

As of December 31, 2012, the deferred income taxes consisted of $319 million of current federal, $466 million of long-term federal and $389 million of state and local net operating loss carryforwards. The American Taxpayer Relief Act of 2012 (Act) was enacted in January 2013 and provides 50% accelerated (bonus) depreciation for qualifying expenditures made in 2013. As a result of the availability of 50% bonus depreciation for 2013, none of the $319 million of the current federal deferred tax asset as of December 31, 2012, will be realized in 2013, but will be available for future periods. As of September 30, 2013, FirstEnergy expects to utilize federal and state net operating loss carryforwards in the next twelve months and therefore has classified $290 million to current deferred income taxes.

As discussed in Note 3, Impairment of Long-Lived Assets, on July 8, 2013, officers of FirstEnergy and AE Supply committed to deactivating two coal-fired generating plants. As a result of the decision, FirstEnergy determined that it is more likely than not that certain state and local net operating loss carryforwards will not be realized through future operations or through the reversal of existing temporary differences. As a result, FirstEnergy recorded a valuation reserve of approximately $20 million against net operating loss carryforwards in the second quarter of 2013.

On July 9, 2013, Pennsylvania House Bill 465 (HB 465) was enacted, adopting new market-based sourcing rules for certain items of income as well as increasing the Pennsylvania net operating loss deduction credit for tax years beginning after December 31, 2013 and 2014 to the greater of 25% or $4 million of taxable income and 30% or $5 million of taxable income, respectively. Based on income projections, Pennsylvania net operating loss carryforward valuation reserves were reduced by approximately $8 million in the third quarter of 2013.

During the third quarter of 2013, FirstEnergy made changes to state apportionment factors in certain jurisdictions based on sales sourcing rules for electricity, which reduced deferred tax liabilities by approximately $9 million. Furthermore, in the third quarter of 2013, based on the assessment of business operations, FirstEnergy determined that income from certain subsidiaries should not be apportioned to certain tax jurisdictions due to the absence of business nexus. This assessment resulted in a reduction to deferred tax liabilities of approximately $22 million.

FirstEnergy's three and nine months ended September 30, 2013 effective tax rate was 26.9% and 35.6%, respectively. The effective tax rate for the three months ended September 30, 2013 benefited by reductions in valuation reserves against net operating loss carryforwards, and changes in state apportionment factors as described above. The effective tax rate for the nine months ended September 30, 2013 benefited by changes in state apportionment factors as discussed above, however, was partially offset by a net increase in valuation reserves against net operating loss carryforwards.

FirstEnergy's three and nine months ended September 30, 2012 effective tax rate was 42.1% and 41.7%, respectively. The effective tax rate for the three and nine months ended September 30, 2012 was negatively impacted by recognition of valuation reserves against net operating loss carryforwards and the elimination of certain tax deductions associated with Medicare Part D subsidies.

FES’ three and nine months ended September 30, 2013 effective tax rate was 41.1% and 30.6%, respectively. The effective tax rate for the nine months ended September 30, 2013 was impacted by the loss on debt redemptions of approximately $103 million and a $4 million valuation reserve against net operating loss carryforwards.

FES’ three and nine months ended September 30, 2012 effective tax rate was 40.5% and 39.7%, respectively. FES’ effective tax rate for the three and nine months ended September 30, 2012 was negatively impacted by higher state apportionment allocation factors.

The 2013 effective tax rate for FirstEnergy and FES is estimated to be approximately 37%.

8. VARIABLE INTEREST ENTITIES

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

VIEs included in FirstEnergy’s consolidated financial statements are: the PNBV capital trust that was created to refinance debt originally issued in connection with sale and leaseback transactions; wholly-owned limited liability companies of the Ohio Companies (as described below); wholly owned limited liability companies of JCP&L created to sell transition bonds to securitize the recovery of JCP&L’s bondable stranded costs and special purpose limited liability companies created to issue environmental control bonds that were used to construct environmental control facilities.

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

The caption noncontrolling interest within the consolidated financial statements is used to reflect the portion of a VIE that FirstEnergy consolidates, but does not own. The change in noncontrolling interest within the Consolidated Balance Sheets during the nine months ended September 30, 2013, was primarily due to $6 million of distributions to owners.

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

On August 24, 2012, PJM removed the PATH project from its long-range expansion plans. See Note 12, Regulatory Matters, for additional information on the abandonment of PATH.

Power Purchase Agreements

FirstEnergy evaluated its power purchase agreements and determined that certain NUG entities may be VIEs to the extent that they own a plant that sells substantially all of its output to the applicable utilities and the contract price for power is correlated with the plant’s variable costs of production. FirstEnergy maintains 21 long-term power purchase agreements with NUG entities that were entered into pursuant to PURPA. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, any of these entities.

FirstEnergy has determined that for all but two of these NUG entities, it does not have variable interests in the entities or the entities do not meet the criteria to be considered a VIE. FirstEnergy may hold variable interests in the remaining two entities; however, it applied the scope exception that exempts enterprises unable to obtain the necessary information to evaluate entities.

Because FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power. FirstEnergy expects any above-market costs incurred to be recovered from customers. Purchased power costs related to the contracts that may contain a variable interest were $48 million and $65 million during the three months ended September 30, 2013 and 2012, respectively and $139 million and $184 million during the nine months ended September 30, 2013 and 2012, respectively.

Sale and Leaseback

FirstEnergy has variable interests in certain sale and leaseback transactions. FirstEnergy is not the primary beneficiary of these interests as it does not have control over the significant activities affecting the economics of the arrangements.

During 2012, NG repurchased lessor equity interests in OE's existing sale and leaseback of Beaver Valley Unit 2 for $129 million. In 2012, FG acquired certain equity and other lessor interests in connection with the 1987 Bruce Mansfield Plant sale and leaseback transactions for approximately $262 million and in March of 2013, FG acquired the remaining interests for approximately $221 million.

FES, and other FE subsidiaries are exposed to losses under their applicable sale and leaseback agreements upon the occurrence of certain contingent events. The maximum exposure under these provisions represents the net amount of casualty value payments due upon the occurrence of specified casualty events. Net discounted lease payments would not be payable if the casualty loss payments were made. The following table discloses each company’s net exposure to loss based upon the casualty value provisions as of September 30, 2013:

	Maximum Exposure	Discounted Lease Payments, net(1)	Net Exposure
	(In millions)
FES	$1,288	$1,079	$209
Other FE subsidiaries	762	329	433

(1)	The net present value of FirstEnergy’s consolidated sale and leaseback operating lease commitments is $1.2 billion.
9. FAIR VALUE MEASUREMENTS

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

FTRs are financial instruments that entitle the holder to a stream of revenues (or charges) based on the hourly day-ahead congestion price differences across transmission paths. FTRs are acquired by FirstEnergy in the annual, monthly and long-term RTO auctions and are initially recorded using the auction clearing price less cost. After initial recognition, FTRs' carrying values are periodically adjusted to fair value using a mark-to-model methodology, which approximates market. The primary inputs into the model, which are generally less observable than objective sources, are the most recent RTO auction clearing prices and the FTRs' remaining hours. The model calculates the fair value by multiplying the most recent auction clearing price by the remaining FTR hours less the prorated FTR cost. Generally, significant increases or decreases in inputs in isolation could result in a higher or lower fair value measurement. See Note 10, Derivative Instruments, for additional information regarding FirstEnergy's FTRs.

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

LCAPP contracts are financially settled agreements that allow eligible generators to receive payments from, or make payments to, JCP&L pursuant to an annually calculated load-ratio share of the capacity produced by the generator based upon the annual forecasted peak demand as determined by PJM. LCAPP contracts are recorded at fair value and adjusted periodically using a mark-to-model methodology, which approximates market. The primary unobservable input into the model is forecasted regional capacity prices. Pricing for the LCAPP contracts is a combination of PJM RPM capacity auction prices and internal models using historical trends and market data for the remaining years under contract. Capacity prices beyond the 2016/2017 delivery year are developed through a simulation of future PJM RPM auctions. The capacity price forecast assumes a continuation of the current PJM RPM market design and is reflective of the regional peak demand growth and generation fleet additions and retirements that underlie FirstEnergy’s long-term energy price forecast. Generally, significant increases or decreases in inputs in isolation could result in a higher or lower fair value measurement. See Note 10, Derivative Instruments for additional information regarding LCAAP contracts.

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of September 30, 2013, from those used as of December 31, 2012. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

Transfers between levels are recognized at the end of the reporting period. There were no transfers between levels during the nine months ended September 30, 2013. The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

FirstEnergy

Recurring Fair Value Measurements	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$1,299	$—	$1,299	$—	$1,259	$—	$1,259
Derivative assets - commodity contracts	4	197	—	201	—	252	—	252
Derivative assets - FTRs	—	—	3	3	—	—	8	8
Derivative assets - NUG contracts(1)	—	—	23	23	—	—	36	36
Equity securities(2)	461	—	—	461	310	—	—	310
Foreign government debt securities	—	101	—	101	—	126	—	126
U.S. government debt securities	—	171	—	171	—	179	—	179
U.S. state debt securities	—	226	—	226	—	299	—	299
Other(3)	160	157	—	317	126	227	—	353
Total assets	$625	$2,151	$26	$2,802	$436	$2,342	$44	$2,822

Liabilities
Derivative liabilities - commodity contracts	$(5)	$(107)	$—	$(112)	$(3)	$(151)	$—	$(154)
Derivative liabilities - FTRs	—	—	(14)	(14)	—	—	(9)	(9)
Derivative liabilities - NUG contracts(1)	—	—	(233)	(233)	—	—	(290)	(290)
Derivative liabilities - LCAPP contracts(1)	—	—	(166)	(166)	—	—	(144)	(144)
Total liabilities	$(5)	$(107)	$(413)	$(525)	$(3)	$(151)	$(443)	$(597)

Net assets (liabilities)(4)	$620	$2,044	$(387)	$2,277	$433	$2,191	$(399)	$2,225

(1)	NUG and LCAPP contracts are generally subject to regulatory accounting treatment and do not impact earnings.

(2)	NDT funds hold equity portfolios whose performance is benchmarked against the Alerian MLP Index or the Wells Fargo Hybrid and Preferred Securities REIT index.

(3)	Primarily consists of short-term cash investments.

(4)
Excludes $13 million and $110 million as of September 30, 2013 and December 31, 2012, respectively, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG and LCAPP contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the periods ended September 30, 2013 and December 31, 2012:

	NUG Contracts(1)			LCAPP Contracts(1)			FTRs
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2012 Balance	$57	$(349)	$(292)	$—	$—	$—	$1	$(23)	$(22)
Unrealized gain (loss)	(20)	(180)	(200)	—	1	1	6	(6)	—
Purchases	—	—	—	—	(145)	(145)	13	(10)	3
Settlements	(1)	239	238	—	—	—	(12)	30	18
December 31, 2012 Balance	$36	$(290)	$(254)	$—	$(144)	$(144)	$8	$(9)	$(1)
Unrealized gain (loss)	(6)	(6)	(12)	—	(22)	(22)	1	2	3
Purchases	—	—	—	—	—	—	5	(15)	(10)
Settlements	(7)	63	56	—	—	—	(11)	8	(3)
September 30, 2013 Balance	$23	$(233)	$(210)	$—	$(166)	$(166)	$3	$(14)	$(11)

(1)	Changes in the fair value of NUG and LCAPP contracts are generally subject to regulatory accounting treatment and do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs, NUG contracts and LCAPP contracts that are classified as Level 3 in the fair value hierarchy for the period ended September 30, 2013:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$(11)	Model	RTO auction clearing prices	($5.60) to $5.40	$0.62	Dollars/MWH
NUG Contracts	$(210)	Model	Generation Electricity regional prices	600 to 5,864,000 $41.40 to $57.30	1,421,000 $49.40	MWH Dollars/MWH
LCAPP Contracts	$(166)	Model	Regional capacity prices	$158.60 to $187.60	$171.20	Dollars/MW-Day

FES

Recurring Fair Value Measurements	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$742	$—	$742	$—	$703	$—	$703
Derivative assets - commodity contracts	4	197	—	201	—	252	—	252
Derivative assets - FTRs	—	—	2	2	—	—	6	6
Equity securities(1)	338	—	—	338	294	—	—	294
Foreign government debt securities	—	58	—	58	—	61	—	61
U.S. government debt securities	—	26	—	26	—	27	—	27
Other(2)	—	94	—	94	—	104	—	104
Total assets	$342	$1,117	$2	$1,461	$294	$1,147	$6	$1,447

Liabilities
Derivative liabilities - commodity contracts	$(5)	$(107)	$—	$(112)	$(3)	$(151)	$—	$(154)
Derivative liabilities - FTRs	—	—	(13)	(13)	—	—	(6)	(6)
Total liabilities	$(5)	$(107)	$(13)	$(125)	$(3)	$(151)	$(6)	$(160)

Net assets (liabilities)(3)	$337	$1,010	$(11)	$1,336	$291	$996	$—	$1,287

(1)	NDT funds hold equity portfolios whose performance is benchmarked against the Alerian MLP Index or the Wells Fargo Hybrid and Preferred Securities REIT index.

(2)	Primarily consists of short-term cash investments.

(3)
Excludes $12 million and $94 million as of September 30, 2013 and December 31, 2012, respectively, of receivables, payables, taxes and accrued income associated with the financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of FTRs held by FES and classified as Level 3 in the fair value hierarchy for the periods ended September 30, 2013 and December 31, 2012:

	Derivative Asset FTRs	Derivative Liability FTRs	Net FTRs
	(In millions)
January 1, 2012 Balance	$1	$(7)	$(6)
Unrealized gain (loss)	4	(4)	—
Purchases	9	(7)	2
Settlements	(8)	12	4
December 31, 2012 Balance	$6	$(6)	$—
Unrealized loss	(1)	(1)	(2)
Purchases	4	(12)	(8)
Settlements	(7)	6	(1)
September 30, 2013 Balance	$2	$(13)	$(11)

Level 3 Quantitative Information

The following table provides quantitative information for FTRs held by FES that are classified as Level 3 in the fair value hierarchy for the period ended September 30, 2013:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$(11)	Model	RTO auction clearing prices	($5.60) to $5.40	$0.40	Dollars/MWH

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

The following table summarizes the amortized cost basis, unrealized gains (there were no unrealized losses) and fair values of investments held in NDT, nuclear fuel disposal and NUG trusts as of September 30, 2013 and December 31, 2012:

	September 30, 2013(1)			December 31, 2012(2)
	Cost Basis	Unrealized Gains	Fair Value	Cost Basis	Unrealized Gains	Fair Value
	(In millions)
Debt securities
FirstEnergy	$1,825	$21	$1,846	$1,827	$34	$1,861
FES	868	9	877	778	14	792

Equity securities
FirstEnergy	$433	$28	$461	$293	$16	$309
FES	317	21	338	281	13	294

(1)	Excludes short-term cash investments: FE Consolidated - $106 million; FES - $55 million.

(2)	Excludes short-term cash investments: FE Consolidated - $326 million; FES - $196 million.

Proceeds from the sale of investments in AFS securities, realized gains and losses on those sales, OTTI and interest and dividend income for the three months and nine months ended September 30, 2013 and 2012 were as follows:

Three Months Ended
September 30, 2013	Sale Proceeds	Realized Gains	Realized Losses	OTTI	Interest and Dividend Income
	(In millions)
FirstEnergy	$368	$9	$(15)	$(21)	$26
FES	164	5	(3)	(21)	16
September 30, 2012	Sale Proceeds	Realized Gains	Realized Losses	OTTI	Interest and Dividend Income
	(In millions)
FirstEnergy	$1,751	$81	$(30)	$(2)	$18
FES	1,059	60	(21)	(2)	10

Nine Months Ended
September 30, 2013	Sale Proceeds	Realized Gains	Realized Losses	OTTI	Interest and Dividend Income
	(In millions)
FirstEnergy	$1,545	$49	$(31)	$(74)	$74
FES	650	38	(14)	(66)	44
September 30, 2012	Sale Proceeds	Realized Gains	Realized Losses	OTTI	Interest and Dividend Income
	(In millions)
FirstEnergy	$2,133	$118	$(58)	$(9)	$51
FES	1,167	85	(40)	(8)	27

Held-To-Maturity Securities

The following table provides the amortized cost basis, unrealized gains (there were no unrealized losses) and approximate fair values of investments in held-to-maturity securities as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Cost Basis	Unrealized Gains	Fair Value	Cost Basis	Unrealized Gains	Fair Value
	(In millions)
Debt Securities
FirstEnergy	$46	$1	$47	$54	$30	$84

Investments in emission allowances, employee benefit trusts and cost and equity method investments, including FirstEnergy's investment in Global Holding, totaling $646 million as of September 30, 2013, and $644 million as of December 31, 2012, are excluded from the amounts reported above.

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

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
FirstEnergy	$17,007	$17,721	$16,957	$19,460
FES	3,015	3,082	4,194	4,524

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy and its subsidiaries. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of September 30, 2013 and December 31, 2012.

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

As discussed in Note 8, Variable Interest Entities, in June 2013, the SPEs formed by the Ohio Companies issued $445 million of phase-in recovery bonds with a weighted average coupon of 2.48% to securitize the recovery of certain all electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds were sold to a trust that concurrently sold a like aggregate amount of its pass through trust certificates to public investors. The proceeds were primarily used to redeem $410 million in existing taxable bonds of the Ohio Companies with a weighted average coupon of 5.71% and pay $30 million of make-whole premiums associated with such redemptions which will also be recovered. The $410 million redemption consisted of original maturities of $225 million due 2013, $150 million due 2015 and $35 million due 2020. The make-whole premiums paid are included in cash flows from operating activities in the Consolidated Statement of Cash Flows.

During August, the Ohio Companies redeemed an additional $660 million of long-term debt with interest rates ranging from 5.65% to 7.25% and paid approximately $120 million of make-whole premiums which were deferred as a regulatory asset and will be amortized over the original life of the redeemed debt. The make-whole premiums paid are included in cash flows from operating activities in the Consolidated Statement of Cash Flows. Additionally, during August, JCP&L issued $500 million of 4.7% unsecured notes due April 2024 and used the proceeds to pay down a portion of its short-term debt obligations.

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

On October 31, 2013, FE amended its existing $2.5 billion multi-year syndicated revolving credit facility to exclude certain after-tax, non-cash write-downs and non-cash charges of approximately $1.4 billion from the debt to total capitalization ratio calculations incurred through September 30, 2013. Additionally, the amendment provides for a future allowance of approximately $1.35 billion for after-tax non-cash write-downs and non-cash charges over the remaining life of the facility. Similarly, the FES/AE Supply $2.5 billion revolving credit facility was also amended to exclude certain similar after-tax, non-cash write-downs and non-cash charges of $785.7 million incurred through September 30, 2013 from the debt to total capitalization ratio calculations. The effect of these amendments will apply to the compliance reports for the period ended September 30, 2013, which are due November 29, 2013.

10. DERIVATIVE INSTRUMENTS

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

Cash Flow Hedges

FirstEnergy has used cash flow hedges for risk management purposes to manage the volatility related to exposures associated with fluctuating commodity prices and interest rates. The effective portion of gains and losses on a derivative contract is reported as a component of AOCI with subsequent reclassification to earnings in the period during which the hedged forecasted transaction affects earnings.

Total net unamortized gains included in AOCI associated with instruments previously designated to be in a cash flow hedging relationship totaled $5 million and $10 million as of September 30, 2013 and December 31, 2012, respectively. Since the forecasted transactions remain probable of occurring, these amounts will be amortized into earnings over the life of the hedging instruments. Approximately $10 million is expected to be amortized to income during the next twelve months.

FirstEnergy has used forward starting swap agreements to hedge a portion of the consolidated interest rate risk associated with anticipated issuances of fixed-rate, long-term debt securities of its subsidiaries. These derivatives were treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. No forward starting swap agreements accounted for as a cash flow hedge were outstanding as of September 30, 2013 or December 31, 2012. Total unamortized losses included in AOCI associated with prior interest rate cash flow hedges totaled $61 million and $70 million as of September 30, 2013 and December 31, 2012, respectively. Based on current estimates, approximately $9 million will be amortized to interest expense during the next twelve months.

Refer to Note 6, Accumulated Other Comprehensive Income, for reclassifications from AOCI during the three and nine months ended September 30, 2013 and 2012.

Fair Value Hedges

FirstEnergy has used fixed-for-floating interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. These derivative instruments were treated as fair value hedges of fixed-rate, long-term debt issues, protecting against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. As of September 30, 2013 and December 31, 2012, no fixed-for-floating interest rate swap agreements were outstanding.

Unamortized gains included in long-term debt associated with prior fixed-for-floating interest rate swap agreements totaled $48 million and $79 million as of September 30, 2013 and December 31, 2012, respectively. Based on current estimates, approximately $13 million will be amortized to interest expense during the next twelve months. Reclassifications from long-term debt into interest expense totaled approximately $4 million and $6 million during the three months ended September 30, 2013 and 2012, respectively and $15 million and $17 million during the nine months ended September 30, 2013 and 2012, respectively. In connection with the redemptions of senior notes by FES and taxable bonds by CEI and OE, unamortized gains associated with fixed for floating interest rate swap agreements of $9 million and $17 million were included in the Gain (loss) on debt redemptions in the Consolidated Statements of Income for the three and nine months ended September 30, 2013, respectively. Refer to Note 9, Fair Value Measurements - Long-Term Debt and Other Long-Term Obligations, for additional information regarding FirstEnergy's debt redemptions during the three and nine months ended September 30, 2013.

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

As of September 30, 2013, FirstEnergy’s net asset position under commodity derivative contracts was $89 million, which related to FES positions. Under these commodity derivative contracts, FES posted $43 million of collateral. Certain commodity derivative contracts include credit risk related contingent features that would require FES to post $9 million of additional collateral if the credit rating for its debt were to fall below investment grade.

Based on commodity derivative contracts held as of September 30, 2013, an adverse change of 10% in commodity prices would decrease net income by approximately $27 million during the next twelve months.

Interest Rate Swaps

In 2013, in connection with certain debt redemptions, FirstEnergy recorded gains of approximately $17 million, including $9 million in the third quarter related to terminated interest rate swaps. In August 2012, FirstEnergy terminated all of the forward starting swap agreements that were executed in the second quarter of 2012, resulting in a net gain, recorded in the third quarter of 2012 as a reduction to interest expense, and cash proceeds of approximately $6 million.

NUGs

As of September 30, 2013, FirstEnergy's net liability position under NUG contracts was $210 million representing contracts held at JCP&L, ME and PN. NUG contracts represent purchased power agreements with third-party non-utility generators that are transacted to satisfy certain obligations under PURPA. Changes in the fair value of NUG contracts are subject to regulatory accounting treatment and do not impact earnings.

LCAPP

The LCAPP law was enacted in New Jersey during 2011 to promote the construction of qualified electric generation facilities. JCP&L maintains two LCAPP contracts, which are financially settled agreements that allow eligible generators to receive payments from, or make payments to, JCP&L pursuant to an annually calculated load-ratio share of the capacity produced by the generator based upon the annual forecasted peak demand as determined by PJM. JCP&L expects to recover from its customers payments made to the generators and give credit to customers for payments from the generators under these contracts. As a result, the projected future obligations for the LCAPP contracts are reflected on the Consolidated Balance Sheets as derivative liabilities with a corresponding regulatory asset. Since the LCAPP contracts are subject to regulatory accounting, changes in their fair value do not impact earnings. On October 11, 2013, the U.S. District Court for the District of New Jersey declared that the LCAPP is preempted by the FPA and unconstitutional. On October 22, 2013, the Superior Court of New Jersey Appellate Division dismissed two consolidated appeals which had been taken from the final order of the NJBPU which accepted and adopted the recommendation of the NJBPU's Agent regarding implementation of the LCAPP law. Dismissal of the consolidated appeals, along with pending matters currently on remand to the NJBPU, was without prejudice subject to the parties exercising their appellate rights in the federal courts. JCP&L continues to maintain a derivative liability with a corresponding regulatory asset on its Consolidated Balance Sheet until the the matter is finally resolved.

FTRs

As of September 30, 2013, FirstEnergy's and FES's net liability position under FTRs was $11 million and FES posted $6 million of collateral. FirstEnergy holds FTRs that generally represent an economic hedge of future congestion charges that will be incurred in connection with FirstEnergy’s load obligations. FirstEnergy acquires the majority of its FTRs in an annual auction through a self-scheduling process involving the use of ARRs allocated to members of an RTO that have load serving obligations and through the direct allocation of FTRs from the PJM RTO. The PJM RTO has a rule that allows directly allocated FTRs to be granted to LSEs in zones that have newly entered PJM. For the first two planning years, PJM permits the LSEs to request a direct allocation of FTRs in these new zones at no cost as opposed to receiving ARRs. The directly allocated FTRs differ from traditional FTRs in that the ownership of all or part of the FTRs may shift to another LSE if customers choose to shop with the other LSE.

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

FirstEnergy records the fair value of derivative instruments on a gross basis. The following table summarizes the fair value and classification of derivative instruments on FirstEnergy’s Consolidated Balance Sheets:

Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	September 30, 2013	December 31, 2012		September 30, 2013	December 31, 2012
	(In millions)			(In millions)
Current Assets - Derivatives			Current Liabilities - Derivatives
Commodity Contracts	$137	$153	Commodity Contracts	$(94)	$(119)
FTRs	3	7	FTRs	(11)	(7)
	140	160		(105)	(126)

			Noncurrent Liabilities - Adverse Power Contract Liability
			NUGs	(233)	(290)
Deferred Charges and Other Assets - Other			LCAAP	(166)	(144)
Commodity Contracts	64	99	Noncurrent Liabilities - Other
FTRs	—	1	Commodity Contracts	(18)	(36)
NUGs	23	36	FTRs	(3)	(2)
	87	136		(420)	(472)
Derivative Assets	$227	$296	Derivative Liabilities	$(525)	$(598)

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

		Amounts Not Offset in Consolidated Balance Sheet
September 30, 2013	Fair Value	Derivative Instruments	Cash Collateral (Received)/Pledged	Net Fair Value
	(In millions)
Derivative Assets
Commodity contracts	$201	$(104)	$(11)	$86
FTRs	3	(3)	—	—
NUG contracts	23	—	—	23
	$227	$(107)	$(11)	$109

Derivative Liabilities
Commodity contracts	$(112)	$104	$5	$(3)
FTRs	(14)	3	6	(5)
NUG contracts	(233)	—	—	(233)
LCAPP contracts	(166)	—	—	(166)
	$(525)	$107	$11	$(407)

		Amounts Not Offset in Consolidated Balance Sheet
December 31, 2012	Fair Value	Derivative Instruments	Cash Collateral (Received)/Pledged	Net Fair Value
	(In millions)
Derivative Assets
Commodity contracts	$252	$(142)	$(5)	$105
FTRs	8	(8)	—	—
NUG contracts	36	—	—	36
	$296	$(150)	$(5)	$141

Derivative Liabilities
Commodity contracts	$(155)	$142	$12	$(1)
FTRs	(9)	8	1	—
NUG contracts	(290)	—	—	(290)
LCAPP contracts	(144)	—	—	(144)
	$(598)	$150	$13	$(435)

The following table summarizes the volumes associated with FirstEnergy’s outstanding derivative transactions as of September 30, 2013:

	Purchases	Sales	Net	Units
	(In millions, except for LCAPP)
Power Contracts	32	37	(5)	MWH
FTRs	59	—	59	MWH
NUGs	11	—	11	MWH
LCAPP	408	—	408	MW
Natural Gas	64	—	64	mmBTU

The effect of derivative instruments not in a hedging relationship on the Consolidated Statements of Income during the three months and nine months ended September 30, 2013 and 2012, are summarized in the following tables:

	Three Months Ended September 30
	Commodity Contracts	FTRs	Interest Rate Swaps	Total
	(In millions)
2013
Unrealized Gain (Loss) Recognized in:
Other Operating Expense	$11	$(8)	$—	$3

Realized Gain (Loss) Reclassified to:
Revenues	$14	$6	$—	$20
Purchased Power Expense	(17)	—	—	(17)
Other Operating Expense	—	(10)	—	(10)
Fuel Expense	(2)	—	—	(2)

2012
Unrealized Gain (Loss) Recognized in:
Other Operating Expense	$7	$(5)	$—	$2
Interest Expense	—	—	20	20

Realized Gain (Loss) Reclassified to:
Revenues	$46	$6	$—	$52
Purchased Power Expense	(27)	—	—	(27)
Other Operating Expense	—	(10)	—	(10)
Fuel Expense	3	—	—	3
Interest Expense	—	—	6	6

	Nine Months Ended September 30
	Commodity Contracts	FTRs	Interest Rate Swaps	Total
	(In millions)
2013
Unrealized Loss Recognized in:
Other Operating Expense	$(5)	$(10)	$—	$(15)

Realized Gain (Loss) Reclassified to:
Revenues	$29	$19	$—	$48
Purchased Power Expense	(30)	—	—	(30)
Other Operating Expense	—	(28)	—	(28)

2012
Unrealized Gain Recognized in:
Other Operating Expense	$72	$12	$—	$84

Realized Gain (Loss) Reclassified to:
Revenues	$260	$18	$—	$278
Purchased Power Expense	(248)	—	—	(248)
Other Operating Expense	—	(51)	—	(51)
Fuel Expense	2	—	—	2
Interest Expense	—	—	6	6

The unrealized and realized gains (losses) on FirstEnergy’s derivative instruments subject to regulatory accounting during the three and nine months ended September 30, 2013 and 2012, are summarized in the following tables:

	Three Months Ended September 30
Derivatives Not in a Hedging Relationship with Regulatory Offset	NUGs	LCAPP	Regulated FTRs	Total
	(In millions)
2013
Unrealized Gain (Loss) on Derivative Instrument	$7	$(8)	$1	$—
Realized Gain (Loss) on Derivative Instrument	14	—	(1)	13

2012
Unrealized Gain (Loss) on Derivative Instrument	$(50)	$3	$—	$(47)
Realized Gain (Loss) on Derivative Instrument	61	—	(1)	60

	Nine Months Ended September 30
Derivatives Not in a Hedging Relationship with Regulatory Offset	NUGs	LCAPP	Regulated FTRs	Total
	(In millions)
2013
Unrealized Gain (Loss) on Derivative Instrument	$(13)	$(22)	$1	$(34)
Realized Gain (Loss) on Derivative Instrument	57	—	(1)	56

2012
Unrealized Loss on Derivative Instrument	$(183)	$(142)	$—	$(325)
Realized Gain on Derivative Instrument	194	—	7	201

The following tables provide a reconciliation of changes in the fair value of certain contracts that are deferred for future recovery from (or credit to) customers during the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30
Derivatives Not in a Hedging Relationship with Regulatory Offset	NUGs	LCAPP	Regulated FTRs	Total
	(In millions)
Outstanding net liability as of July 1, 2013	$(231)	$(158)	$—	$(389)
Additions/Change in value of existing contracts	7	(8)	1	—
Settled contracts	14	—	(1)	13
Outstanding net liability as of September 30, 2013	$(210)	$(166)	$—	$(376)

Outstanding net liability as of July 1, 2012	$(293)	$(145)	$—	$(438)
Additions/Change in value of existing contracts	(50)	3	—	(47)
Settled contracts	61	—	(1)	60
Outstanding net liability as of September 30, 2012	$(282)	$(142)	$(1)	$(425)

	Nine Months Ended September 30
Derivatives Not in a Hedging Relationship with Regulatory Offset	NUGs	LCAPP	Regulated FTRs	Total
	(In millions)
Outstanding net liability as of January 1, 2013	$(254)	$(144)	$—	$(398)
Additions/Change in value of existing contracts	(13)	(22)	1	(34)
Settled contracts	57	—	(1)	56
Outstanding net liability as of September 30, 2013	$(210)	$(166)	$—	$(376)

Outstanding net liability as of January 1, 2012	$(293)	$—	$(8)	$(301)
Additions/Change in value of existing contracts	(183)	(142)	—	(325)
Settled contracts	194	—	7	201
Outstanding net liability as of September 30, 2012	$(282)	$(142)	$(1)	$(425)

11. ASSET RETIREMENT OBLIGATIONS

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

The following table summarizes the changes to the ARO balances during 2013:

ARO Reconciliation	FirstEnergy	FES
	(In millions)
Balance, December 31, 2012	$1,599	$965
Liabilities settled	(13)	(14)
Accretion	85	52
Revisions in estimated cash flows	163	156
Balance, September 30, 2013	$1,834	$1,159

During the first quarter of 2013, revisions to estimated cash flows associated with the ARO liability of FES increased the liability. The revision in estimated cash flows related primarily to increased cost estimates for the closure of LBR. The revised cost estimates were the result of a Closure Plan submitted to the PA DEP by FG on March 28, 2013, which provides for placing a final cap over LBR. See Note 13, Commitments, Guarantees, and Contingencies for additional information related to the closure of LBR.

During the third quarter of 2013, studies were completed to update the estimated cost of asbestos remediation for TE and FES. The cost studies resulted in a revision to the estimated cash flows associated with the ARO liabilities of FES and TE and increased the liability for FES and TE by approximately $5 million and $7 million, respectively.
12. REGULATORY MATTERS

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

Pursuant to a bill passed by the Maryland legislature in 2011, the MDPSC adopted rules, effective May 28, 2012, that create specific requirements related to a utility's obligation to address service interruptions, downed wire response, customer communication, vegetation management, equipment inspection, and annual reporting. The MDPSC will be required to assess each utility's compliance with the new rules, and may assess penalties of up to $25,000 per day, per violation. The new rules set utility-specific SAIDI and SAIFI targets for 2012-2015; prescribe detailed tree-trimming requirements, outage restoration and downed wire response deadlines; and impose other reliability and customer satisfaction requirements. PE has advised the MDPSC that compliance with the new rules is expected to increase costs by approximately $106 million over the period 2012-2015. On April 1, 2013, the Maryland electric utilities, including PE, filed their first annual reports on compliance with the new rules. The MDPSC conducted a hearing on August 20, 2013 to discuss the reports, after which an order was issued on September 3, 2013, which accepted PE's filing and the operational changes proposed therein.

Following a "derecho" storm through the region on June 29, 2012, the MDPSC convened a new proceeding to consider matters relating to the electric utilities' performance in responding to the storm. Hearings on the matter were conducted in September 2012. Concurrently, Maryland's governor convened a special panel to examine possible ways to improve the resilience of the electric distribution system. On October 3, 2012, that panel issued a report calling for various measures including: acceleration and expansion of some of the requirements contained in the reliability standards which had become final on May 28, 2012; for selective increased investment in system hardening; for creation of separate recovery mechanisms for the costs of those changes and investments; and penalties or bonuses on returns earned by the utilities based on their reliability performance. On February 27, 2013, the MDPSC issued an order (the February 27 Order) requiring the utilities to submit several reports over a series of months, relating to the costs and benefits of making further system and staffing enhancements in order to attempt to reduce storm outage durations. The order further requires the Staff of the MDPSC to report on possible performance-based rate structures and to propose additional rules relating to feeder performance standards, outage communication and reporting, and sharing of special needs customer information. PE has responded to the requirements in the order consistent with the schedule set forth therein. PE's final filing on September 3, 2013, discussed the steps needed to harden the utility's system in order to attempt to achieve various levels of storm response speed described in the February 27 Order, and projected that it would expect to make approximately $2.7 billion in infrastructure investments over 15 years to attempt to achieve the quickest level of response for the largest storm projected in the February 27 Order. The MDPSC has ordered that certain reports of its Staff relating to these matters be provided by May 1, 2014, and otherwise, has not issued a schedule for further proceedings in this matter.

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

On September 7, 2011, the Division of Rate Counsel filed a Petition with the NJBPU asserting that it has reason to believe that JCP&L is earning an unreasonable return on its New Jersey jurisdictional rate base. The Division of Rate Counsel requested that the NJBPU order JCP&L to file a base rate case petition so that the NJBPU may determine whether JCP&L's current rates for electric service are just and reasonable. In its written Order issued July 31, 2012, the NJBPU found that a base rate proceeding "will assure that JCP&L's rates are just and reasonable and that JCP&L is investing sufficiently to assure the provision of safe, adequate and proper utility service to its customers" and ordered JCP&L to file a base rate case using a historical 2011 test year. The rate case petition was filed on November 30, 2012. In the filing, JCP&L requested approval to increase its revenues by approximately $31.5 million and reserved the right to update the filing to include costs associated with the impact of Hurricane Sandy. The NJBPU has transmitted the case to the New Jersey Office of Administrative Law for further proceedings and an ALJ has been assigned. On February 22, 2013, JCP&L updated its filing to request recovery of $603 million of distribution-related Hurricane Sandy restoration costs, resulting in increasing the total revenues requested to approximately $112 million. On June 14, 2013, JCP&L further updated its filing to: 1) include the impact of a depreciation study which had been directed by the NJBPU; 2) remove costs associated with 2012 major storms, consistent with the NJBPU orders establishing a generic proceeding to review 2011 and 2012 major storm costs (discussed below); and 3) reflect other revisions to JCP&L's filing. That filing represented an increase of approximately $20.6 million over the revenues produced by existing base rates. Testimony has also been filed in the matter by the Division of Rate Counsel and several other intervening parties in opposition to the base rate increase JCP&L requested. Specifically, the testimony of the Division of Rate Counsel's witnesses recommended that revenues produced by JCP&L's base rates for electric service be reduced by approximately $202.8 million (such amount did not address the revenue requirements associated with major storm events of 2011 and 2012, which are subject to review in the generic proceeding). JCP&L filed rebuttal testimony in response to the testimony of other parties on August 7, 2013. Hearings in the rate case have commenced and are scheduled to continue through mid-November.

On March 20, 2013, the NJBPU ordered that a generic proceeding be established to investigate the prudence of costs incurred by all New Jersey utilities for service restoration efforts associated with the major storm events of 2011 and 2012. The Order provided that if any utility had already filed a proceeding for recovery of such storm costs, to the extent the amount of approved recovery had not yet been determined, the prudence of such costs would be reviewed in the generic proceeding. On May 31, 2013, the NJBPU clarified its earlier order to indicate that the 2011 major storm costs would be reviewed expeditiously in the generic proceeding with the goal of maintaining the base rate case schedule established by the ALJ where recovery of such costs would be addressed. The NJBPU further indicated in the May 31 clarification that it would review the 2012 major storm costs in the generic proceeding and the recovery of such costs would be considered through a Phase II in the existing base rate case or through another appropriate method to be determined at the conclusion of the generic proceeding. On June 21, 2013, consistent with NJBPU's orders, JCP&L filed the detailed report in support of recovery of major storm costs with the NJBPU. On October 23, 2013, a prehearing order was issued and established that evidentiary hearings in this proceeding will be held in January 2014. JCP&L intends to vigorously pursue its position in the base rate case and full recovery of the costs associated with the major storm events of 2011 and 2012 but we cannot predict the outcome of these proceedings.

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

On April 13, 2012, the Ohio Companies filed an application with the PUCO to essentially extend the terms of their current ESP for two years. The ESP 3 Application was approved by the PUCO on July 18, 2012. Several parties timely filed applications for rehearing. The PUCO issued an Entry on Rehearing on January 30, 2013 denying all applications for rehearing. Notices of appeal to the Supreme Court of Ohio were filed by two parties in the case, Northeast Ohio Public Energy Council and the ELPC. The matter has not yet been scheduled for oral argument.

As approved, the ESP 3 plan continues certain provisions from the current ESP including:

•	Continuing the current base distribution rate freeze through May 31, 2016;

•	Continuing to provide economic development and assistance to low-income customers for the two-year plan period at levels established in the existing ESP;

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

In accordance with PUCO Rules and a PUCO directive, the Ohio Companies filed their three-year portfolio plan for the period January 1, 2013 through December 31, 2015 on July 31, 2012. Estimated costs for the three Ohio Companies' plans total approximately $250 million over the three-year period, which is expected to be recovered in rates to the extent approved by the PUCO. Hearings were held with the PUCO in October 2012. On March 20, 2013, the PUCO approved the three-year portfolio plan for 2013-2015. Applications for rehearing were filed by the Ohio Companies and several other parties on April 19, 2013. The Ohio Companies filed their request for rehearing primarily to challenge the PUCO's decision to mandate that they offer planned energy efficiency resources into PJM's base residual auction. On May 15, 2013, the PUCO granted the applications for rehearing for the sole purpose of further consideration of the matter. On July 17, 2013, the PUCO issued an entry on rehearing denying the Ohio Companies' application for rehearing, in part, but authorizing the Ohio Companies' to receive 20% of any revenues obtained from bidding energy efficiency and demand response reserves into the PJM auction. The PUCO also confirmed that the Ohio Companies can recover PJM costs and applicable penalties associated with PJM auctions, including the costs of purchasing replacement capacity from PJM incremental auctions, to the extent that such costs or penalties are prudently incurred. On August 16, 2013, ELPC and OCC filed applications for rehearing under the basis that the PUCO's authorization for the Ohio Companies to share in the PJM revenues was unlawful. The PUCO granted rehearing on September 11, 2013 for the sole purpose of further consideration of the issue.

On September 16, 2013, the Ohio Companies filed with the Supreme Court of Ohio a notice of appeal of the PUCO's July 17, 2013 Entry on Rehearing related to energy efficiency, alternative energy, and long-term forecast rules stating that the rules issued by the PUCO are inconsistent with and are not supported by statutory authority. On October 23, 2013, the PUCO filed a motion to dismiss the appeal. The Ohio Companies' response was filed on November 4, 2013.

Additionally, under SB221, electric utilities and electric service companies in Ohio are required to serve part of their load from renewable energy resources measured by an annually increasing percentage amount. In August and October 2009 and in August 2010, the Ohio Companies conducted RFPs to secure RECs. The RECs acquired through these three RFPs were used to help meet the renewable energy requirements established under SB221 for 2009, 2010 and 2011. In August 2011, the Ohio Companies conducted two RFP processes to obtain RECs to meet the statutory benchmarks for 2011 and contribute toward meeting the benchmark for future years. On September 20, 2011 the PUCO opened a new docket to review the Ohio Companies' alternative energy recovery rider through which the Ohio Companies will recover the costs of acquiring these RECs. The PUCO selected auditors to perform a financial and management audit, and final audit reports were filed with the PUCO on August 15, 2012. While generally supportive of the Ohio Companies' approach to procurement of RECs, the management/performance auditor recommended the PUCO examine, for possible disallowance, certain costs associated with the procurement of in-state all renewable obligations that the auditor characterized as excessive. A hearing for this matter commenced on February 19, 2013, and concluded on February 25, 2013. The PUCO issued an Opinion and Order on August 7, 2013 approving the Ohio Companies' acquisition process and their purchases of renewable energy credits to meet statutory mandates in all instances except for part of the purchases arising from one auction and directing the Ohio Companies to credit non-shopping customers in the amount of $43.3 million, plus interest, with such crediting to commence within 60 days following the issuance of a final appealable order on the basis that the Ohio Companies did not prove such purchases were prudent. The Ohio Companies, along with other parties, timely filed applications for rehearing on September 6, 2013. On September 18, 2013, the PUCO issued an entry on rehearing granting rehearing solely for the purpose of further consideration of the matters specified therein.

In March 2012, the Ohio Companies conducted an RFP process to obtain SRECs to help meet the statutory benchmarks for 2012 and beyond. With the successful completion of this RFP, the Ohio Companies achieved their in-state solar compliance requirements for 2012. The Ohio Companies also held a short-term RFP process to obtain all state SRECs and both in-state and all state non-solar RECs to help meet the statutory benchmarks for 2012. The Companies recently reported that all of the Ohio Companies met their annual renewable energy resource requirements for reporting year 2012. The Ohio Companies conducted an RFP in 2013 to cover their all-state SREC and their in-state and all-state REC compliance obligations.

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

PENNSYLVANIA

The Pennsylvania Companies currently operate under DSPs that expired on May 31, 2013, and provide for the competitive procurement of generation supply for customers that do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service. The default service supply is currently provided by wholesale suppliers through a mix of long-term and short-term contracts procured through descending clock auctions, competitive requests for proposals and spot market purchases. On November 17, 2011, the Pennsylvania Companies filed a Joint Petition for Approval of their DSPs that will provide the method by which they will procure the supply for their default service obligations for the period of June 1, 2013 through May 31, 2015. The ALJ issued a Recommended Decision on June 15, 2012, that supported adoption of the Pennsylvania Companies' proposed wholesale procurement plans, denial of their proposed Market Adjustment Charge, and various modifications to the proposed competitive enhancements. The PPUC entered an opinion and order on August 16, 2012, which primarily resolved those issues related to procurement and rate design, but required the submission of revised proposals regarding the retail market enhancement programs. The Pennsylvania Companies filed revised proposals on the retail market enhancements on November 14, 2012. A final order was entered on February 15, 2013, which addressed minor changes to the Pennsylvania Companies' revised enhancement proposals and ordered two choices for cost recovery of those programs. On February 28, 2013, the Pennsylvania Companies filed a petition to amend the August 16, 2012, order related to the description of how the hourly industrial product is to be priced. On April 4, 2013, the PPUC entered a Final Order postponing the implementation of one of the retail market enhancements. On March 20, 2013, answers supporting and opposing the Pennsylvania Companies' February 28 petition were filed by several parties. On July 16, 2013, the PPUC entered an order granting the Pennsylvania Companies' February 28, 2013 petition, thereby amending its August 16, 2012 order and clarifying the description of the hourly industrial product pricing. The Pennsylvania Companies are actively implementing their DSPs as of June 1, 2013. On November 4, 2013, the Pennsylvania Companies filed a default service plan that will provide the method by which they will procure the supply for their default service obligations for the period of June 1, 2015 through May 31, 2017. The Pennsylvania Companies proposed programs call for quarterly descending clock auctions to procure 3, 12, 24, and 48-month energy contracts, as well as, one RFP seeking 2-year contracts to secure solar renewable energy credits for ME, PN, and Penn. The Pennsylvania Companies expect a decision from the PPUC within nine months.

The PPUC entered an Order on March 3, 2010 that denied the recovery of marginal transmission losses through the TSC rider for the period of June 1, 2007 through March 31, 2008, and directed ME and PN to submit a new tariff or tariff supplement reflecting the removal of marginal transmission losses from the TSC. Pursuant to a plan approved by the PPUC, ME and PN refunded those amounts to customers over a 29-month period that began in January of 2011. In April 2010, ME and PN filed a Petition for Review with the Commonwealth Court of Pennsylvania appealing the PPUC's March 3, 2010 Order. On June 14, 2011, the Commonwealth Court issued an opinion and order affirming the PPUC's Order to the extent that it holds that line loss costs are not transmission costs and, therefore, the approximately $254 million in marginal transmission losses and associated carrying charges for the period prior to January 1, 2011, are not recoverable under ME's and PN's TSC riders. The Pennsylvania Supreme Court denied ME's and PN's Petition for Allowance of Appeal on February 28, 2012, and the Supreme Court of the United States denied ME's and PN's Petition for Writ of Certiorari on October 9, 2012. On July 13, 2011, ME and PN also filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania for the purpose of obtaining an order that would enjoin enforcement of the PPUC and Pennsylvania court orders under a theory of federal preemption on the question of retail rate recovery of the marginal transmission loss charges. Proceedings in the U.S. District Court effectively were suspended until conclusion of the proceedings before the United States Supreme Court. Pursuant to procedural orders issued by U.S. District Court Judge Gardner, on December 21, 2012, the PPUC submitted its motion to dismiss the U.S. District Court proceedings. ME and PN submitted their answers on January 9, 2013, and subsequent pleadings were submitted by the PPUC, ME and PN. Oral arguments on the PPUC motion to dismiss took place on May 20, 2013. On September 30, 2013, the U.S. District Court granted the PPUC’s motion to dismiss. On October 29, 2013, ME and PN filed a notice of appeal in the U.S. Court of Appeals for the Third Circuit with respect to the U.S. District Court's decision. As a result of the U.S. District Court's September 30, 2013 decision, FirstEnergy recorded a regulatory asset impairment charge of approximately $254 million (pre-tax) in the quarter ended September 30, 2013 included in Amortization of regulatory assets, net within the Consolidated Statement of Income. FirstEnergy continues to believe in the merits of its case.

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

In February 2011, MP and PE filed a petition with the WVPSC seeking an order declaring that MP owns all RECs associated with the energy and capacity that MP is required to purchase pursuant to electric energy purchase agreements between MP and three NUG facilities in West Virginia. The City of New Martinsville and Morgantown Energy Associates, each the owner of one of the contracted resources, opposed the petition. On November 22, 2011, the WVPSC granted ownership of all RECs produced by the facilities to MP, and held that an electric utility that purchases electric energy and capacity under an electric power purchase agreement with a Qualifying Facility under PURPA owns the RECs associated with that purchase. The West Virginia Supreme Court upheld the WVPSC's decision. The City of New Martinsville and Morgantown Energy Associates filed petitions at FERC alleging the WVPSC order violated PURPA and requested that FERC initiate an enforcement action. On April 24, 2012, FERC issued an order declining to act on the petitions and instead noted that the City of New Martinsville and Morgantown Energy Associates could file complaints in the U.S. District Court. MP and PE filed for rehearing of FERC's order, which was denied on September 20, 2012. The City of New Martinsville filed a complaint in the U.S. District Court for the Southern District of West Virginia on June 1, 2012, alleging that the WVPSC order violates PURPA. Morgantown Energy Associates has joined in filing a similar complaint and requesting damages in the same U.S. District Court. MP and PE filed for judgment on the pleadings in both cases on January 25, 2013. The WVPSC filed a motion to dismiss on June 28, 2013. On September 30, 2013, the District Court ruled in favor of MP and PE and the WVPSC and dismissed the proceedings with prejudice.

The WVPSC opened a general investigation into the June 29, 2012, derecho windstorm with data requests for all utilities. A public meeting for presentations on utility responses and restoration efforts was held on October 22, 2012 and two public input hearings have been held. The WVPSC issued an Order in this matter on January 23, 2013 closing the proceeding and directing electric utilities to file a vegetation management plan within six months and to propose a cost recovery mechanism. This Order also requires MP and PE to file a status report regarding improvements to their storm response procedures by the same date. On July 23, 2013, MP and PE filed their vegetation management plans, which provided for recovery of costs through a surcharge mechanism. On October 3, 2013, the WVPSC issued a procedural schedule for the vegetation management plan proceeding and scheduled a hearing for December 3, 2013.

MP and PE filed their Resource Plan with the WVPSC in August 2012 detailing both supply and demand forecasts and noting a substantial capacity deficiency. MP and PE have filed a Petition for approval of a Generation Resource Transaction with the WVPSC in November 2012 that proposes a net ownership transfer of 1,476 MW of coal-fired generation capacity to MP. The proposed transfer would involve MP's acquisition of the remaining ownership of the Harrison Power Station from AE Supply and the sale of MP's minority interest in the Pleasants Power Station to AE Supply. The proposed transfer would implement a cost-effective plan to assist MP in meeting its energy and capacity obligations with its own generation resources, eliminating the need to make unhedged electricity and capacity purchases from the spot market, which is expected to result in greater rate stability for MP's customers. The plan is expected to remedy MP's capacity and energy shortfalls, which are projected to worsen due to a projected increase in annual load growth of approximately 1.4%. MP and PE will file a base rate case no later than six months from the completion of the transaction. On February 11, 2013, the WVPSC issued an order adopting a procedural schedule for this matter and testimony and briefing has followed. MP and PE also filed with FERC for authorization to effect these transfers and on April 23, 2013, FERC issued an order authorizing the transfers. MP's application for FERC authorization to effect the financing was approved on May 13, 2013. Hearings were held at the WVPSC in late May and briefs and reply briefs have been submitted. A Joint Settlement Agreement was filed by the majority of parties on August 21, 2013. On October 7, 2013, WVPSC issued an order authorizing the transaction, with certain conditions and on October 9, 2013, the transaction closed resulting in MP recording a pre-tax impairment charge of approximately $330 million in the fourth quarter of 2013 to reduce the net book value of the Harrison Power Station to the amount that was permitted to be included in jurisdictional rate base. Additionally, MP recognized a regulatory liability of approximately $23 million in the fourth quarter of 2013 representing refunds to customers associated with the excess purchase price received by MP above the net book value of MP's minority interest in the Pleasants Power Station. The transaction resulted in AE Supply receiving net consideration of $1.1 billion and MP's assumption of a $73.5 million pollution control note. Currently, the $1.1 billion net consideration was financed by MP through an equity infusion from FE of approximately $527 million and a note payable to AE Supply of approximately $573 million.

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

FERC MATTERS

PJM Transmission Rate

PJM and its stakeholders have been debating the proper method to allocate costs for new transmission facilities. While FirstEnergy and other parties advocated for a traditional "beneficiary pays" (or usage based) approach, others advocate for “socializing” the costs on a load-ratio share basis - each customer in the zone would pay based on its total usage of energy within PJM. On August 6, 2009, the U.S. Court of Appeals for the Seventh Circuit found that FERC had not supported a prior FERC decision to allocate costs for new 500 kV and higher voltage facilities on a load ratio share basis and, based on that finding, remanded the rate design issue to FERC. In an order dated January 21, 2010, FERC set this matter for a “paper hearing” and requested parties to submit written comments. FERC identified nine separate issues for comment and directed PJM to file the first round of comments. PJM filed certain studies with FERC on April 13, 2010, which demonstrated that allocation of the cost of high voltage transmission facilities on a beneficiary pays basis results in certain LSEs in PJM bearing the majority of the costs. FirstEnergy and a number of other utilities, industrial customers and state utility commissions supported the use of the beneficiary pays approach for cost allocation for high voltage transmission facilities. Other utilities and state utility commissions supported continued socialization of these costs on a load ratio share basis. On March 30, 2012, FERC issued an order on remand reaffirming its prior decision that costs for new transmission facilities that are rated at 500 kV or higher are to be collected from all transmission zones throughout the PJM footprint by means of a postage-stamp (or socialized) rate based on the amount of load served in a transmission zone and concluding that such methodology is just and reasonable and not unduly discriminatory or preferential. On April 30, 2012, FirstEnergy requested rehearing of FERC's March 30, 2012 order and on March 22, 2013, FERC denied rehearing. On March 29, 2013, FirstEnergy filed its Petition for Review with the U.S. Court of Appeals for the Seventh Circuit, and the case subsequently was consolidated for briefing and disposition before that court. Briefing commenced on September 11, 2013, and is expected to continue into early 2014. Thereafter, the case will be scheduled for oral argument, with a decision currently expected in 2014.

Order No. 1000, issued by FERC on July 21, 2011, required the submission of a compliance filing by PJM or the PJM transmission owners demonstrating that the cost allocation methodology for new transmission projects directed by the PJM Board of Managers satisfied the principles set forth in the order. To demonstrate compliance with the regional cost allocation principles of the order, the PJM transmission owners, including FirstEnergy, submitted a filing to FERC on October 11, 2012, proposing a hybrid method of 50% beneficiary pays and 50% postage stamp to be effective for RTEP projects approved by the PJM Board of Managers on, and after, the effective date of the compliance filing. On January 31, 2013, FERC conditionally accepted the hybrid method to be effective on February 1, 2013, subject to refund and to a future order on PJM's separate Order No. 1000 compliance filing. On March 22, 2013, FERC granted final acceptance of the hybrid method. Certain parties have sought rehearing of parts of FERC's March 22, 2013 order. These requests for rehearing are pending before FERC. On July 10, 2013, the PJM transmission owners, including FirstEnergy, submitted filings to FERC setting forth the cost allocation method for projects that cross the borders between: (1) the PJM region and the New York Independent System Operator region and; (2) the PJM region and the FERC-jurisdictional members of the Southeastern Regional Transmission Planning region. These filings propose to allocate the cost of these interregional transmission projects based on the costs of projects that otherwise would have been constructed separately in each region. On the same date, also in response to Order No. 1000, the PJM transmission owners, including FirstEnergy, also submitted to FERC a filing stating that the cost allocation provisions for interregional transmission projects provided in the Joint Operating Agreement between PJM and MISO comply with the requirements of Order No. 1000. The July 10, 2013 filings are pending before FERC.

RTO Realignment

On June 1, 2011, ATSI and the ATSI zone transferred from MISO to PJM. The move was performed as planned with no known operational or reliability issues for ATSI or for the wholesale transmission customers in the ATSI zone. While most of the matters involved with the move have been resolved, the question of ATSI's responsibility for certain costs for the “Michigan Thumb”

transmission project continues to be disputed; the details of the dispute are discussed below under "MISO Multi-Value Project Rule Proposal." In addition, FERC denied recovery of certain charges that collectively can be described as "exit fees" and certain other transmission cost allocation issues by means of ATSI's transmission rate totaling approximately $78.8 million until such time as ATSI submits a cost/benefit analysis that demonstrates net benefits to customers from the move. ATSI has asked for rehearing of FERC's orders that address the Michigan Thumb transmission project and the exit fee issue. On December 21, 2012, ATSI and other parties filed a proposed settlement agreement with FERC to resolve certain of the exit fee and transmission cost allocation issues that are outstanding with regard to ATSI's transmission rate revisions related to ATSI's move into PJM. On September 19, 2013, FERC rejected that settlement stating ATSI had not shown why its tariff changes are just and reasonable. FERC further stated, consistent with its initial May 31, 2011 ruling on this issue that its September 19, 2013 order is without prejudice to ATSI submitting a cost/benefit analysis demonstrating that the benefits of the RTO realignment decisions outweigh the costs that are sought to be recovered in ATSI's transmission rates. On October 21, 2013, FirstEnergy filed a request for rehearing of FERC's order.

In the May 31, 2011 order, FERC ruled that the costs for certain "legacy RTEP" transmission projects in PJM could be charged to transmission customers in the ATSI zone. ATSI sought rehearing of the question of whether the ATSI zone should pay these legacy RTEP charges and, on September 20, 2012, FERC denied ATSI's request for rehearing. On November 19, 2012, ATSI filed a petition for review with the U.S. Court of Appeals for the D.C. Circuit of FERC's ruling on the "legacy RTEP" issue, and ATSI's initial brief was filed with that court on April 11, 2013. FERC filed its brief on June 25, 2013, and FirstEnergy filed its reply brief on August 9, 2013, and final reply brief on August 28, 2013. FERC filed its final brief on August 30, 2013. The court has scheduled oral argument for December 11, 2013, and a decision is expected in the second quarter of 2014.

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

Regarding the first litigation track, in 2010 and 2011 FERC issued orders that approved the MISO proposal. On October 31, 2011, FirstEnergy filed a Petition of Review of those orders with the U.S. Court of Appeals for the D.C. Circuit. Other parties also filed appeals of those orders and, in November 2011, the appeals were consolidated for briefing and disposition in the U.S. Court of Appeals for the Seventh Circuit. Briefs were filed in late 2012 and early 2013, and the court heard oral arguments on April 10, 2013. On June 7, 2013, the Seventh Circuit issued an order that ratified FERC's acceptance of the MISO's proposed MVP tariff. On October 7, 2013, several parties, including FirstEnergy, filed appeals of the Seventh Circuit's decision with the U.S. Supreme Court. FirstEnergy continues to evaluate the Seventh Circuit's order and its substantive and procedural options on other holdings in the opinion.

Regarding the second litigation track, in February 2012, FERC accepted the MISO's proposed Schedule 39 tariff, subject to hearings and potential refund of MVP charges to ATSI. FERC set for hearing the question of whether it is just and reasonable for ATSI to pay the Michigan Thumb Project costs and, if so, the amount of and methodology for calculating ATSI's Michigan Thumb Project cost responsibility. The hearings took place in April 2013, and on July 16, 2013 the ALJ issued an Initial Decision ruling that ATSI must pay the "Schedule 39" MVP costs. FirstEnergy and other parties submitted Briefs on Exceptions on August 15, 2013. The MISO and other parties filed Briefs Opposing Exceptions on September 4, 2013. The matter is pending before FERC for final decision.

FirstEnergy cannot predict the outcome of these proceedings or estimate the possible loss or range of loss.

California Claims Matters

In October 2006, several California governmental and utility parties presented AE Supply with a settlement proposal to resolve alleged overcharges for power sales by AE Supply to the California Energy Resource Scheduling division of the CDWR during 2001. The settlement proposal claims that CDWR is owed approximately $190 million for these alleged overcharges. This proposal was made in the context of mediation efforts by FERC and the U.S. Court of Appeals for the Ninth Circuit in several pending proceedings to resolve all outstanding refund and other claims, including claims of alleged price manipulation in the California energy markets, during 2000 and 2001. The Ninth Circuit had previously remanded one of those proceedings to FERC, which dismissed the claims of the California Parties in May 2011, and affirmed the dismissal in June 2012. On June 20, 2012, the California Parties appealed FERC's decision back to the Ninth Circuit. Briefing was completed before the Ninth Circuit on October 23, 2013. The timing of further action by the Ninth Circuit is unknown.

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

On July 3, 2013, FirstEnergy and the Seneca Nation each submitted "Preliminary License Proposals" in the relicensing dockets. These submissions are intended to be non-binding indications of types of project upgrades that may be proposed in the parties' respective final licensing applications, as well as an indication of the scope and direction of the parties' plans for the upcoming final licensing applications. On October 1, 2013, FERC staff provided comments on FirstEnergy's and the Seneca Nation's Preliminary Licensing Proposals, including identifying deficiencies for the applicants to address in their applications. FirstEnergy and the Seneca Nation each are required to submit their application for the project license by December 2, 2013.

Hydroelectric Asset Sale

On September 4, 2013, certain of FirstEnergy’s subsidiaries submitted filings with FERC for authorization to sell eleven hydroelectric power plant projects to subsidiaries of Harbor Hydro Holdings, LLC (Harbor Hydro), a subsidiary of LS Power Equity Partners II, LP (LS Power) for approximately $400 million. The eleven hydroelectric projects are: the Seneca Pumped Storage Project, Allegheny Lock & Dam No. 5, Allegheny Lock & Dam No. 6, the Lake Lynn Project, the Millville Hydro Project, the Dam No. 4 Project, the Dam No. 5 Project, and four additional projects located in Shenandoah, Front Royal and Luray, Virginia. The eleven projects have a combined generating capacity of approximately 527 MW. Resolution of the potential competing hydro license application of the Seneca Nation for the Seneca Pumped Storage Project and other claims and matters is a condition to closing of the proposed asset sale. FirstEnergy’s submittals for regulatory authorization include a request for authorization to transfer the hydroelectric licenses under Part I of the FPA, and a request for authorization to transfer the FERC-jurisdictional facilities associated with the hydroelectric projects under Part II of the FPA. On September 25, 2013, the Seneca Nation submitted a pleading in the Part II regulatory proceeding wherein the Seneca Nation reiterated the real estate and other claims that the Seneca Nation has advanced in the Seneca Pumped Storage Project relicensing proceeding. On October 18, 2013, the Seneca Nation reiterated its real estate claims in comments on the Part I application to transfer the license for the Seneca Pumped Storage Project. However, the Seneca Nation noted in both sets of comments that it does not oppose the proposed sale or license transfer “at this time.” On November 1, 2013, FERC issued an order granting the FPA Part II authorization to transfer the hydro assets (the license transfer application remains pending before FERC). Additional filings have been submitted to FERC for the purpose of implementing the transaction once regulatory approval is obtained. The VSCC also must approve the sale for the assets that are located in Virginia, and the application for such approval was submitted on September 19, 2013. Once the regulatory authorizations are granted and the other closing conditions are satisfied, FirstEnergy expects to close this asset sale transaction in the fourth quarter of 2013. See Note 16, Discontinued Operations and Assets Held for Sale for additional information regarding the potential asset sales.

MISO Capacity Portability

On June 11, 2012, FERC issued a Notice of Request for Comments regarding whether existing rules on transfer capability act as barriers to the delivery of capacity between MISO and PJM. FERC is responding to suggestions from MISO and the MISO stakeholders that PJM's rules regarding the criteria and qualifications for external generation capacity resources be changed to ease participation by resources that are located in MISO in PJM's RPM capacity auctions. FirstEnergy submitted comments and reply comments in August 2012. In the fall of 2012, FirstEnergy participated in certain stakeholder meetings to review various proposals advanced by MISO. Although none of MISO's proposals attracted significant stakeholder support, on January 3, 2013, MISO filed a pleading with FERC that renewed many of the arguments advanced in prior MISO filings and asked FERC to take expedited action to address MISO's allegations. FirstEnergy and other parties subsequently submitted filings arguing that MISO's concerns largely are without foundation and suggesting that FERC order that the remaining concerns be addressed in the existing stakeholder process that is described in the PJM/MISO Joint Operating Agreement. On April 2, 2013, FERC issued an order directing MISO and PJM to make presentations to FERC regarding ongoing regional efforts to address whether barriers to transfer capability exist between the MISO and PJM regions and the actions the FERC should take to address any such barriers. The RTOs presented their respective positions to FERC on June 20, 2013 and provided additional information regarding their stakeholder prioritization survey, in response to a FERC request on June 27, 2013. On September 26, 2013, the RTOs jointly submitted an informational filing providing a description of and schedule for their Joint and Common Market initiatives. FERC has not acted on the presentations, and the RTOs and affected parties are working to address the MISO's proposal in stakeholder proceedings. Changes to the criteria and qualifications for participation in the PJM RPM capacity auctions could have a significant impact on the outcome of those auctions, including a negative impact on the prices at which those auctions would clear.

MOPR Reform

On December 7, 2012, PJM filed amendments to its tariff to revise the MOPR used in the RPM. PJM revised the MOPR to add two broad, categorical exemptions, eliminate an existing exemption, and to limit the applicability of the MOPR to certain capacity resources. The filing also included related and conforming changes to the RPM posting requirements and to those provisions describing the role of the Independent Market Monitor for the PJM Region. On May 2, 2013, FERC issued an order in large part accepting PJM's proposed reform of the MOPR, including the proposed exemptions and applicability but also requiring PJM to commit to future review and, if necessary, additional revisions to the MOPR to accommodate changing market conditions. On June 3, 2013, FirstEnergy submitted a request for rehearing of FERC's May 2, 2013 order. In its rehearing request, FirstEnergy referenced the results of the May 2013 PJM RPM capacity auction, and the data that is available in the public domain about the reasons for the unexpectedly low "rest-of-RTO" clearing price of $59 per MW-day, as supporting its contention that the MOPR reform depressed prices as predicted in FirstEnergy's December 28, 2012 and January 25, 2013 comments. FirstEnergy's request for rehearing is pending before FERC.

Synchronous Condensers

On December 20, 2012, FERC approved the transfer by FG to ATSI of certain deactivated generation assets associated with Eastlake Units 1 through 5 and Lakeshore Unit 18 to facilitate their conversion to synchronous condensers to provide voltage support on the ATSI transmission system. The transfer price of the assets was approximately $21.5 million and the estimated conversion cost was approximately $60 million. The transfer of Eastlake Units 4 and 5 was completed on January 31, 2013 and ATSI completed the conversion of Eastlake Unit 5 in July 2013 and is expected to complete Eastlake Unit 4 by June 1, 2014. The transfer of each of the remaining units and conversion to synchronous condensers will occur when the use of the unit for RMR purposes is no longer required. On January 22, 2013, ATSI requested clarification or, in the alternative, rehearing with respect to a statement in the FERC order authorizing the transfer that ATSI's current formula rate does not include the accounts and components necessary to allow for recovery of the costs associated with acquisition of the transferred assets and that ATSI must make a filing under Section 205 of the FPA in order to recover those costs. ATSI requested clarification from FERC noting its formula rate currently includes the necessary accounts and components to allow for such recovery and that a Section 205 filing is not required. On August 5, 2013, FERC clarified that the issue of whether the cost of the transferred facilities and any conversion costs could be included in ATSI’s formula rates is more appropriately addressed during ATSI’s yearly formula rate update process. Based on this clarification by FERC, FE and FES recognized a pre-tax gain of approximately $17 million in the third quarter of 2013 representing the sales price to ATSI over the net book value.

FTR Underfunding Complaint

In PJM, FTRs are a mechanism to hedge congestion and they operate as a financial replacement for physical firm transmission service. FTRs are financially-settled instruments that entitle the holder to a stream of revenues based on the hourly congestion price differences across a specific transmission path in the PJM Day-ahead Energy Market. FE also performs bilateral transactions for the purpose of hedging the price differences between the location of supply resources and retail load obligations. Due to certain language in the PJM tariff, the funds that are set aside to pay FTRs can be diverted to other uses, resulting in “underfunding” of FTR payments. Since June of 2010, FES and AE Supply have lost more than $63.5 million in revenues that they otherwise would have received as FTR holders to hedge congestion costs. FES and AE Supply expect to continue to experience significant underfunding.

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
13. COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

As of September 30, 2013, outstanding guarantees and other assurances aggregated approximately $4.4 billion, consisting of parental guarantees ($1,403 million), subsidiaries' guarantees ($2,232 million) and other guarantees ($747 million).

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on FES' power portfolio exposure as of September 30, 2013, FES has posted collateral of $150 million and AE supply has posted collateral of $8 million. The Regulated Distribution segment has posted collateral of $16 million.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining could be required.

Subsequent to the occurrence of a senior unsecured credit rating downgrade to below S&P's BBB- and Moody's Baa3, or a “material adverse event,” the immediate posting of collateral or accelerated payments may be required of FE or its subsidiaries. The following table discloses the additional credit contingent contractual obligations as of September 30, 2013:

Collateral Provisions	FES	AE Supply	Utilities	Total
	(In millions)
Split Rating (One rating agency's rating below investment grade)	$440	$6	$55	$501
BB+/Ba1 Credit Ratings	$484	$6	$55	$545
Full impact of credit contingent contractual obligations	$755	$58	$90	$903

Excluded from the preceding chart is the potential collateral obligations due to affiliate transactions between the Regulated Distribution Segment and Competitive Energy Services Segment. As of September 30, 2013, neither FES nor AE Supply had any collateral posted with their affiliates. In the event of a senior unsecured credit rating downgrade to below S&P's BB- or Moody's Ba3, FES and AE Supply would be required to post $77 million and $2 million, respectively.

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

FirstEnergy, FEV and the other two co-owners of Global Holding, Pinesdale LLC, a Gunvor Group, Ltd. subsidiary, and WMB Marketing Ventures, LLC, have agreed to use their best efforts to refinance the new facility no later than July 20, 2015, which reflects the terms of an amendment dated August 14, 2013, on a non-recourse basis so that FirstEnergy's guaranty can be terminated and/or released. If that refinancing does not occur, FirstEnergy may require each co-owner to lend to Global Holding, on a pro rata basis, funds sufficient to prepay the new facility in full. In lieu of providing such funding, the co-owners, at FirstEnergy's option, may provide their several guaranties of Global Holding's obligations under the facility. FirstEnergy receives a fee for providing its guaranty, payable semiannually, which accrued at a rate of 4% through December 31, 2012, and accrues at a rate of 5% from January 1, 2013 through October 18, 2015, which amends the rate in the prior agreement, in each case based upon the average daily outstanding aggregate commitments under the facility for such semiannual period.

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

In January 2011, the U.S. DOJ filed a complaint against PN in the U.S. District Court for the Western District of Pennsylvania seeking injunctive relief against PN based on alleged “modifications” at the coal-fired Homer City generating plant during 1991 to 1994 without pre-construction NSR permitting in violation of the CAA's PSD and Title V permitting programs. The complaint was also filed against the former co-owner, NYSEG, and various current owners of Homer City, including EME Homer City Generation L.P. and affiliated companies, including Edison International. In addition, the Commonwealth of Pennsylvania and the states of New Jersey and New York intervened and filed separate complaints regarding Homer City seeking injunctive relief and civil penalties. In October 2011, the Court dismissed all of the claims with prejudice of the U.S. DOJ and the Commonwealth of Pennsylvania and the states of New Jersey and New York against all of the defendants, including PN. In December 2011, the U.S., the Commonwealth of Pennsylvania and the states of New Jersey and New York all filed notices appealing to the Third Circuit Court of Appeals which affirmed the dismissal on August 21, 2013. PN believes the claims are without merit and intends to vigorously defend itself against the allegations made in these complaints. The parties dispute the scope of NYSEG's and PN's indemnity obligation to and from Edison International. PN is unable to predict the outcome of this matter or estimate the loss or possible range of loss.

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

National Ambient Air Quality Standards

The EPA's CAIR requires reductions of NOx and SO2 emissions in two phases (2009/2010 and 2015), ultimately capping SO2 emissions in affected states to 2.5 million tons annually and NOx emissions to 1.3 million tons annually. In 2008, the U.S. Court of Appeals for the District of Columbia decided that CAIR violated the CAA but allowed CAIR to remain in effect to “temporarily preserve its environmental values” until the EPA replaces CAIR with a new rule consistent with the Court's decision. In July 2011, the EPA finalized CSAPR, to replace CAIR, requiring reductions of NOx and SO2 emissions in two phases (2012 and 2014), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. On December 30, 2011, CSAPR was stayed by the U.S. Court of Appeals for the District of Columbia Circuit and was ultimately vacated by the Court on August 21, 2012. The Court has ordered EPA to continue administration of CAIR until it finalizes a valid replacement for CAIR. On January 24, 2013, EPA and intervenors' petitions seeking rehearing or rehearing en banc were denied by the U.S. Court of Appeals for the District of Columbia Circuit. On June 24, 2013, the Supreme Court of the United States agreed to review the decision vacating CSAPR. Oral argument is scheduled for December 10, 2013. Depending on the outcome of these proceedings and how any final rules are ultimately implemented, the future cost of compliance may be substantial and changes to FirstEnergy's and FES' operations may result.

Hazardous Air Pollutant Emissions

On December 21, 2011, the EPA finalized the MATS imposing emission limits for mercury, PM, and HCL for all existing and new coal-fired electric generating units effective in April 2015 with averaging of emissions from multiple units located at a single plant. Under the CAA, state permitting authorities can grant an additional compliance year through April 2016, as needed, including instances when necessary to maintain reliability where electric generating units are being closed. On December 28, 2012, the WVDEP granted a conditional extension through April 16, 2016 for MATS compliance at the Fort Martin, Harrison and Pleasants stations. On March 20, 2013, the PA DEP granted an extension through April 16, 2016 for MATS compliance at the Hatfield's Ferry and Mansfield stations. In addition, an EPA enforcement policy document contemplates up to an additional year to achieve compliance, through April 2017, under certain circumstances for reliability critical units. MATS has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit by various entities, including FirstEnergy's challenge of the PM emission limit imposed on petroleum coke boilers, such as Bay Shore Unit 1. Oral argument is scheduled for December 10, 2013. FirstEnergy and other entities have also petitioned EPA to reconsider and revise various regulatory requirements under MATS. Depending on the outcome of these proceedings and how the MATS are ultimately implemented, FirstEnergy's future cost of compliance with MATS is currently estimated to be approximately $465 million.

As of September 1, 2012, Albright, Armstrong, Bay Shore Units 2-4, Eastlake Units 4-5, R. Paul Smith, Rivesville and Willow Island were deactivated. FG entered into RMR arrangements with PJM for Eastlake Units 1-3, Ashtabula Unit 5 and Lake Shore Unit 18 through the spring of 2015, when they are scheduled to be deactivated. As of October 9, 2013, the Hatfield's Ferry and Mitchell stations were also deactivated.

FirstEnergy and FES have various long-term coal transportation agreements, some of which run through 2025 and certain of which are related to the plants described above. We have asserted force majeure defenses for delivery shortfalls under certain agreements, and we are in discussion with the applicable counterparties. Under one agreement, we have settled monetary claims for damages for the failure to take minimum quantities for the calendar year 2012 by the payment of approximately $45 million, and agreed to pay liquidated damages for delivery shortfalls, if any, for 2013 and 2014. As to another agreement, based on the state of current negotiations, penalties of approximately $25 million for delivery shortfalls for 2012 were recorded in the third quarter of 2013, and we could incur additional penalties for any delivery shortfalls in 2013 and 2014. If we fail to reach a resolution with applicable counterparties for the unresolved aspects of the transportation agreements and it were ultimately determined that, contrary to our belief, the force majeure provisions or other defenses do not excuse delivery shortfalls, the results of operations and financial condition of both FirstEnergy and FES could be materially adversely impacted.

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

In September 2009, the EPA finalized a national GHG emissions collection and reporting rule that required the measurement and reporting of GHG emissions commencing in 2010. In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act.” The EPA's finding concludes that concentrations of several key GHGs increase the threat of climate change and may be regulated as “air pollutants” under the CAA. In April 2010, the EPA finalized new GHG standards for model years 2012 to 2016 passenger cars, light-duty trucks and medium-duty passenger vehicles and clarified that GHG regulation under the CAA would not be triggered for electric generating plants and other stationary sources until January 2, 2011, at the earliest. In May 2010, the EPA finalized new thresholds for GHG emissions that define when NSR pre-construction permits would be required including an emissions applicability threshold of 75,000 tons per year of CO2 equivalents for existing facilities under the CAA's PSD program. On April 13, 2012, the EPA proposed new source performance standards for GHG emissions from newly constructed fossil fuel generating units that are larger than 25 MW, which were ultimately withdrawn. On June 25, 2013, a Presidential memorandum directed EPA to complete, in a timely fashion, proposed new source performance standards for GHG emissions from newly constructed fossil fuel generating units, starting with re-proposal by September 20, 2013, and propose by June 1, 2014 and complete by June 1, 2015, GHG emission standards for existing fossil fuel generating units. On September 20, 2013, EPA proposed a new source performance standard of 1,000 lbs. CO2/MWH for large natural gas fired units (> 850 mmBTU/hr), and 1,100 lbs. CO2/MWH for other natural gas fired units (≤ 850 mmBTU/hr), and 1,100 lbs. CO2/MWH for fossil fuel fired units which would require partial carbon capture and storage. On October 15, 2013, the U.S. Supreme Court agreed to review a June 2012 D.C. Circuit Court of Appeals decision upholding EPA's May 2010 regulations to decide a single narrow question: "Whether EPA permissibly determined that its regulation of greenhouse gas emissions from new motor vehicles triggered permitting requirements under the CAA for stationary sources that emit greenhouse gases?" Depending on the outcome of these proceedings and how any final rules are ultimately implemented, future cost of compliance may be substantial and changes to FirstEnergy's and FES' operations may result.

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

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal CWA and its amendments, apply to FirstEnergy's plants. In addition, the states in which FirstEnergy operate have water quality standards applicable to FirstEnergy's operations.

In 2004, the EPA established new performance standards under Section 316(b) of the CWA for reducing impacts on fish and shellfish from cooling water intake structures at certain existing electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility's cooling water system). In 2007, the U.S. Court of Appeals for the Second Circuit invalidated portions of the Section 316(b) performance standards and the EPA has taken the position that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. In April 2009, the U.S. Supreme Court reversed one significant aspect of the Second Circuit's opinion and decided that Section 316(b) of the CWA authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. On March 28, 2011, the EPA released a new proposed regulation under Section 316(b) of the CWA to reduce fish impingement to a 12% annual average and determine site-specific controls, if any, to reduce entrainment of aquatic life following studies to be provided to permitting authorities. The period for finalizing the Section 316(b) regulation has been extended to November 20, 2013 under a Settlement Agreement between EPA and certain NGOs. FirstEnergy is studying various control options and their costs and effectiveness, including pilot testing of reverse louvers in a portion of the Bay Shore power plant's water intake channel to divert fish away from the plant's water intake system. Depending on the results of such studies and the EPA's further rulemaking and any final action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures.

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

In December 2010, PA DEP submitted its CWA 303(d) list to the EPA with a recommended sulfate impairment designation for an approximately 68 mile stretch of the Monongahela River north of the West Virginia border. In May 2011, the EPA agreed with PA DEP's recommended sulfate impairment designation which requires the development of a TMDL limit for the river, a process that will take PA DEP approximately five years. However, the Hatfield's Ferry and Mitchell Plants in Pennsylvania that discharge into the Monongahela River were deactivated on October 9, 2013.

FirstEnergy intends to vigorously defend against the CWA matters described above but, except as indicated above, cannot predict their outcomes or estimate the possible loss or range of loss.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA of 1976, as amended, and the Toxic Substances Control Act of 1976. Certain fossil-fuel combustion residuals, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation.

In December 2009, in an advance notice of public rulemaking, the EPA asserted that the large volumes of coal combustion residuals produced by electric utilities pose significant financial risk to the industry. In May 2010, the EPA proposed two options for additional regulation of coal combustion residuals, including the option of regulation as a special waste under the EPA's hazardous waste management program which could have a significant impact on the management, beneficial use and disposal of coal combustion residuals. On April 19, 2013, the EPA stated it would "align" its proposed coal combustion residuals regulations with revised waste water discharge effluent limitations guidelines and standards for the Steam Electric Power Generating category (40 CFR Part 423) that were proposed on that date. On July 25, 2013, the House of Representatives passed H.R. 221 that would require CCRs to be regulated under Subtitle D of RCRA, as non-hazardous. Depending on the content of the EPA's final effluent limitations rule and the specifics of any "alignment", the future costs of compliance with such standards may require material capital expenditures.

On July 27, 2012, the PA DEP filed a complaint against FG in the U.S. District Court for the Western District of Pennsylvania with claims under the RCRA and Pennsylvania's Solid Waste Management Act regarding the LBR CCB Impoundment and simultaneously proposed a Consent Decree between PA DEP and FG to resolve those claims. On December 14, 2012, a modified Consent Decree that addresses public comments received by PA DEP was entered by the court, requiring FG to conduct monitoring studies and submit a closure plan to the PA DEP, no later than March 31, 2013, and discontinue disposal to LBR as currently permitted by December 31, 2016. The modified Consent Decree also requires payment of civil penalties of $800,000 to resolve claims under the Solid Waste Management Act. On February 1, 2013, FG submitted a Feasibility Study analyzing various technical issues relevant to the closure of LBR. On March 28, 2013, FG submitted to the PA DEP a Closure Plan Major Permit Modification Application which provides for placing a final cap over LBR that would require 15 years to fully implement following the closure of LBR. The estimated cost for the proposed closure plan is $234 million, including environmental and other post closure costs. On October 3, 2013, the PA DEP issued a technical deficiency letter citing four main deficiencies with the Closure Plan: (1) seeking to accelerate the 15 year period proposed by FG for closure activities to complete closure in 9 years by commencing closure activities prior to 2017 as proposed by FG; (2) seeking to extend bond closure and post closure activities beyond the 45 years proposed by FG; (3) seeking active dewatering of the CCBs in areas where there are seeps impacted by the Impoundment; and (4) seeking an abatement plan for groundwater impacted by arsenic. The Bruce Mansfield Plant is pursuing several options for its CCBs following December 31, 2016, and on January 23, 2013, announced a plan for beneficial use of its CCBs for mine reclamation in LaBelle, Pennsylvania. In June 2013, a complaint filed in the U.S. District Court for the Western District of Pennsylvania, alleges the LaBelle site is in violation of RCRA and state laws. On December 20, 2012, the Environmental Integrity Project and others served FG with a citizen suit notice alleging CWA and PA Clean Streams Law Violations at LBR.

On October 10, 2013, a complaint was filed on behalf of approximately 50 individuals against FE, FG and FES in the U.S. District Court for the Northern District of West Virginia seeking damages for alleged property damage, bodily injury and emotional distress related to the LBR CCB Impoundment. The complaint states claims for private nuisance, negligence, negligence per se, reckless conduct and trespass related to alleged groundwater contamination and odors emanating from the Impoundment. FE, FG and FES believe the claims are without merit and intend to vigorously defend themselves against the allegations made in this complaint, but, at this time, are unable to predict the outcome of the above matter or estimate the possible loss or range of loss.

FirstEnergy's future cost of compliance with any coal combustion residuals regulations that may be promulgated could be substantial and would depend, in part, on the regulatory action taken by the EPA and implementation by the EPA or the states. Compliance with those regulations could have an adverse impact on FirstEnergy's results of operations and financial condition.

Certain of FirstEnergy's utilities have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of September 30, 2013 based on estimates of the total costs of cleanup, FE's and its subsidiaries' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $124 million have been accrued through September 30, 2013. Included in the total are accrued liabilities of approximately $82 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FirstEnergy or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the possible losses or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of September 30, 2013, FirstEnergy had approximately $2.2 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of its parental guaranty, as appropriate. The values of FirstEnergy's NDT fluctuate based on market conditions. If the value of the trusts decline by a material amount, FirstEnergy's obligation to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDT. FE maintains a $125 million parental guaranty relating to a potential shortfall in nuclear decommissioning funding for Beaver Valley Unit 1 and Perry. FE also maintains an $11 million parental guaranty in support of the decommissioning of the spent fuel storage facilities located at its Davis-Besse and Perry nuclear facilities.

On October 4, 2013, during a refueling outage for Beaver Valley Unit 1, FENOC conducted a planned visual examination of the interior containment liner and coatings. The containment design for Beaver Valley includes an interior steel liner that is surrounded by reinforced concrete. A penetration through the containment steel liner plate of approximately 0.4 inches by 0.28 inches was discovered. A detailed investigation was initiated, including laboratory analysis that has indicated that the degraded area was initiated by foreign material inadvertently left in the concrete during construction. An assessment has been performed which concluded that any postulated leakage through the affected area was within overall allowable limits for the containment building. The structural integrity of the containment building is not affected. Repair of the containment liner has been completed and is not expected to impact the restart of the Unit.

In August 2010, FENOC submitted an application to the NRC for renewal of the Davis-Besse operating license for an additional twenty years, until 2037. An NRC ASLB granted a hearing on the Davis-Besse license renewal application to a group of petitioners. On July 9, 2012, the petitioners' proposed a contention on the environmental impacts of spent fuel storage in the Davis-Besse license renewal proceeding. In an order dated August 7, 2012, the NRC stated that it will not issue final licensing decisions until it has appropriately addressed the challenges to the NRC Waste Confidence Decision and Temporary Storage Rule and all pending contentions on this topic should be held in abeyance. The ASLB has suspended further consideration of the petitioners' proposed contention on the environmental impacts of spent fuel storage at Davis-Besse. The NRC Staff issued Waste Confidence Draft Generic Environmental Impact Statement and published a proposed rule on this subject in September of 2013.

In May 2013, four petitioners requested a hearing on an NRC LAR submitted by FENOC to amend the Technical Specifications for the Davis-Besse plant to support plant operations following replacement of the steam generators, which is scheduled to be completed in April 2014. The petitioners also challenged FENOC's ability to replace the steam generators at the Davis-Besse plant under the NRC regulations, 10 CFR §50.59 without submitting a formal LAR. By an order dated August 12, 2013, the NRC denied the request for a hearing.

As part of routine inspections of the concrete shield building at Davis-Besse Nuclear Power Station FENOC identified changes to the laminar cracking condition discovered in 2011. FENOC expanded its sample size to include all of the existing core bores in the shield building. These inspections are now complete. FENOC identified additional subsurface cracking that determined to be pre-existing, but not previously identified, due to improved inspection technology. In addition, these inspections revealed that the cracking condition has propagated a small amount in select areas. Preliminary analysis of the inspections results confirm that the building continues to maintain its structural integrity, and its ability to safely perform all of its functions.

By a letter dated August 25, 2011, the NRC made a final significance determination (white) associated with a violation that occurred during the retraction of a source range monitor from the Perry reactor vessel. The NRC also placed Perry in the degraded cornerstone column (Column 3) of the NRC's Action Matrix governing the oversight of commercial nuclear reactors. As a result, the NRC staff conducted several supplemental inspections, including inspections using Inspection Procedure 95002 to determine if the root cause and contributing causes of risk significant performance issues were understood, the extent of condition was identified, whether safety culture contributed to the performance issues, and if FENOC's corrective actions are sufficient to address the causes and prevent recurrence. On August 12, 2013, the NRC issued an inspection report for the final 95002 Supplemental Inspection for Perry and returned Perry to the Licensee Response Column (Column 1) of the NRC's ROP Action Matrix.

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

ICG Litigation

On December 28, 2006, AE Supply and MP filed a complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against ICG, Anker WV, and Anker Coal. Anker WV entered into a long term Coal Sales Agreement with AE Supply and MP for the supply of coal to the Harrison generating facility. Prior to the time of trial, ICG was dismissed as a defendant by the Court, which issue can be the subject of a future appeal. As a result of defendants' past and continued failure to supply the contracted coal, AE Supply and MP have incurred and will continue to incur significant additional costs for purchasing replacement coal. A non-jury trial was held from January 10, 2011 through February 1, 2011. At trial, AE Supply and MP presented evidence that they have incurred in excess of $80 million in damages for replacement coal purchased through the end of 2010 and will incur additional damages in excess of $150 million for future shortfalls. Defendants primarily claim that their performance is excused under a force majeure clause in the coal sales agreement and presented evidence at trial that they will continue to not provide the contracted yearly tonnage amounts. On May 2, 2011, the court entered a verdict in favor of AE Supply and MP for $104 million ($90 million in future damages and $14 million for replacement coal / interest). On August 25, 2011, the Allegheny County Court denied all Motions for Post-Trial relief and the May 2, 2011 verdict became final. On August 26, 2011, the defendants posted bond and filed a Notice of Appeal with the Superior Court. On August 13, 2012, the Superior Court affirmed the $14 million past damages award but vacated the $90 million future damages award. While the Superior Court found that the defendants still owed future damages, it remanded the calculation of those damages back to the trial court. The specific amount of those future damages is not known at this time, but they are expected to be calculated at a market price of coal that is significantly lower than the price used by the trial court. On August 27, 2012, AE Supply and MP filed an Application for Reargument En Banc with the Superior Court, which was denied on October 19, 2012. AE Supply and MP filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court on November 19, 2012. On July 2, 2013, the Petition for Allowance of Appeal was denied and in the second quarter of 2013 the now final past damage award of $15.5 million (including interest) was recognized. The case was sent back to the trial court to recalculate the future damages only and is currently in the discovery phase.

Other Legal Matters

In 2010, a lawsuit was filed in Allegheny County Court of Common Pleas by Michael Goretzka, for wrongful death and negligence after his wife was fatally electrocuted when she contacted a downed power line. The trial resulted in a verdict against WP and the parties settled this matter. WP's portion of the settlement was covered by insurance subject to the remainder of its deductible. On May 30, 2012, the PPUC's Bureau of Investigation and Enforcement (I&E) filed a Formal Complaint at the PPUC regarding this matter. On February 13, 2013, WP and I&E filed a Joint Petition for Full Settlement that includes, among other things, WP's agreement to conduct an infrared inspection of its primary distribution system, modify certain training programs, and pay an $86,000 civil penalty, which settlement is subject to PPUC approval. On August 29, 2013, the PPUC entered an Order granting the Goretzka family limited party status for the sole purpose of submitting comments to the settlement and issuing the settlement for comment by the parties. On September 16, 2013, the Goretzka family filed Limited Objections to the settlement. Reply comments were filed by WP on September 30, 2013.

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 12, Regulatory Matters of the Combined Notes to Consolidated Financial Statements.

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
14. SUPPLEMENTAL GUARANTOR INFORMATION
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
The Consolidating Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012, Consolidating Balance Sheets as of September 30, 2013 and December 31, 2012, and Consolidating Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, for FES (parent and guarantor), FG and NG (non-guarantor) are presented below. Investments in wholly owned subsidiaries are accounted for by FES using the equity method. Results of operations for FG and NG are, therefore, reflected in FES’ investment accounts and earnings as if operating lease treatment was achieved. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and the entries required to reflect operating lease treatment associated with the 2007 Bruce Mansfield Unit 1 sale and leaseback transaction.

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

For the Three Months Ended September 30, 2013	FES	FG	NG	Eliminations	Consolidated
	(In millions)
STATEMENTS OF INCOME

REVENUES	$1,654	$528	$440	$(943)	$1,679

OPERATING EXPENSES:
Fuel	—	249	55	—	304
Purchased power from affiliates	1,009	—	65	(942)	132
Purchased power from non-affiliates	720	4	—	—	724
Other operating expenses	147	65	114	13	339
Provision for depreciation	1	33	46	—	80
General taxes	21	9	5	—	35
Total operating expenses	1,898	360	285	(929)	1,614

OPERATING INCOME (LOSS)	(244)	168	155	(14)	65

OTHER INCOME (EXPENSE):
Loss on debt redemptions	—	—	—	—	—
Investment income (loss)	2	—	(1)	(4)	(3)
Miscellaneous income, including net income from equity investees	180	19	—	(178)	21
Interest expense — affiliates	(3)	(2)	(1)	5	(1)
Interest expense — other	(13)	(24)	(13)	15	(35)
Capitalized interest	—	1	8	—	9
Total other income (expense)	166	(6)	(7)	(162)	(9)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(78)	162	148	(176)	56

INCOME TAXES (BENEFITS)	(118)	111	28	2	23

NET INCOME FROM CONTINUING OPERATIONS	40	51	120	(178)	33

Discontinued operations (net of income taxes of $5)	—	7	—	—	7

NET INCOME	$40	$58	$120	$(178)	$40

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$40	$58	$120	$(178)	$40

OTHER COMPREHENSIVE INCOME (LOSS):
Pensions and OPEB prior service costs	(5)	(5)	—	5	(5)
Amortized gain on derivative hedges	(1)	—	—	—	(1)
Change in unrealized gain on available-for-sale securities	5	—	5	(5)	5
Other comprehensive income (loss)	(1)	(5)	5	—	(1)
Income taxes (benefits) on other comprehensive income (loss)	(1)	(2)	3	(1)	(1)
Other comprehensive income (loss), net of tax	—	(3)	2	1	—
COMPREHENSIVE INCOME	$40	$55	$122	$(177)	$40

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

For the Nine Months Ended September 30, 2013	FES	FG	NG	Eliminations	Consolidated
	(In millions)
STATEMENTS OF INCOME

REVENUES	$4,575	$1,612	$1,337	$(2,869)	$4,655

OPERATING EXPENSES:
Fuel	—	782	154	—	936
Purchased power from affiliates	3,072	—	197	(2,868)	401
Purchased power from non-affiliates	1,749	6	—	—	1,755
Other operating expenses	484	208	376	37	1,105
Provision for depreciation	4	96	134	(3)	231
General taxes	60	28	18	—	106
Total operating expenses	5,369	1,120	879	(2,834)	4,534

OPERATING INCOME (LOSS)	(794)	492	458	(35)	121

OTHER INCOME (EXPENSE):
Loss on debt redemptions	(103)	—	—	—	(103)
Investment income	4	—	3	(11)	(4)
Miscellaneous income, including net income from equity investees	543	23	—	(537)	29
Interest expense — affiliates	(10)	(4)	(5)	12	(7)
Interest expense — other	(50)	(79)	(42)	45	(126)
Capitalized interest	1	1	26	—	28
Total other income (expense)	385	(59)	(18)	(491)	(183)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(409)	433	440	(526)	(62)

INCOME TAXES (BENEFITS)	(380)	215	138	8	(19)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(29)	218	302	(534)	(43)

Discontinued operations (net of income taxes of $8)	—	14	—	—	14

NET INCOME (LOSS)	$(29)	$232	$302	$(534)	$(29)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$(29)	$232	$302	$(534)	$(29)

OTHER COMPREHENSIVE INCOME (LOSS):
Pensions and OPEB prior service costs	(16)	(15)	—	15	(16)
Amortized gain on derivative hedges	(3)	—	—	—	(3)
Change in unrealized gain on available-for-sale securities	2	—	2	(2)	2
Other comprehensive income (loss)	(17)	(15)	2	13	(17)
Income taxes (benefits) on other comprehensive income (loss)	(7)	(6)	1	5	(7)
Other comprehensive income (loss), net of tax	(10)	(9)	1	8	(10)
COMPREHENSIVE INCOME (LOSS)	$(39)	$223	$303	$(526)	$(39)

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

For the Three Months Ended September 30, 2012	FES	FG	NG	Eliminations	Consolidated
	(In millions)
STATEMENTS OF INCOME

REVENUES	$1,523	$610	$395	$(978)	$1,550

OPERATING EXPENSES:
Fuel	—	248	55	—	303
Purchased power from affiliates	1,042	—	67	(978)	131
Purchased power from non-affiliates	499	3	—	—	502
Other operating expenses	130	78	122	12	342
Provision for depreciation	1	29	41	(1)	70
General taxes	20	10	5	—	35
Total operating expenses	1,692	368	290	(967)	1,383

OPERATING INCOME (LOSS)	(169)	242	105	(11)	167

OTHER INCOME (EXPENSE):
Investment income	1	5	37	(5)	38
Miscellaneous income, including net income from equity investees	317	—	—	(316)	1
Interest expense — affiliates	(5)	(2)	(1)	5	(3)
Interest expense — other	(25)	(27)	(15)	16	(51)
Capitalized interest	—	1	8	—	9
Total other income (expense)	288	(23)	29	(300)	(6)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	119	219	134	(311)	161

INCOME TAXES (BENEFITS)	18	(14)	59	2	65

NET INCOME FROM CONTINUING OPERATIONS	101	233	75	(313)	96

Discontinued operations (net of income taxes of $3)	—	5	—	—	5

NET INCOME	$101	$238	$75	$(313)	$101

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$101	$238	$75	$(313)	$101

OTHER COMPREHENSIVE INCOME (LOSS):
Pensions and OPEB prior service costs	(5)	(4)	—	4	(5)
Amortized gain on derivative hedges	(2)	—	—	—	(2)
Change in unrealized gain on available for sale securities	(2)	—	(1)	1	(2)
Other comprehensive loss	(9)	(4)	(1)	5	(9)
Income tax benefits on other comprehensive loss	(3)	(2)	—	2	(3)
Other comprehensive loss, net of tax	(6)	(2)	(1)	3	(6)
COMPREHENSIVE INCOME	$95	$236	$74	$(310)	$95

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

For the Nine Months Ended September 30, 2012	FES	FG	NG	Eliminations	Consolidated
	(In millions)
STATEMENTS OF INCOME

REVENUES	$4,443	$1,777	$1,262	$(2,971)	$4,511

OPERATING EXPENSES:
Fuel	—	824	154	—	978
Purchased power from affiliates	3,163	—	189	(2,971)	381
Purchased power from non-affiliates	1,420	5	—	—	1,425
Other operating expenses	313	268	410	37	1,028
Provision for depreciation	3	87	114	(4)	200
General taxes	60	28	16	—	104
Total operating expenses	4,959	1,212	883	(2,938)	4,116

OPERATING INCOME (LOSS)	(516)	565	379	(33)	395

OTHER INCOME (EXPENSE):
Investment income	2	14	49	(15)	50
Miscellaneous income, including net income from equity investees	854	19	—	(848)	25
Interest expense — affiliates	(14)	(5)	(3)	15	(7)
Interest expense — other	(72)	(79)	(36)	47	(140)
Capitalized interest	—	3	24	—	27
Total other income (expense)	770	(48)	34	(801)	(45)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	254	517	413	(834)	350

INCOME TAXES (BENEFITS)	32	(25)	124	8	139

NET INCOME FROM CONTINUING OPERATIONS	222	542	289	(842)	211

Discontinued operations (net of income taxes of $6)	—	11	—	—	11

NET INCOME	$222	$553	$289	$(842)	$222

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$222	$553	$289	$(842)	$222

OTHER COMPREHENSIVE INCOME (LOSS):
Pensions and OPEB prior service costs	(2)	(1)	—	1	(2)
Amortized gain on derivative hedges	(6)	—	—	—	(6)
Change in unrealized gain on available-for-sale securities	11	—	12	(12)	11
Other comprehensive income (loss)	3	(1)	12	(11)	3
Income taxes (benefits) on other comprehensive income (loss)	1	(1)	5	(4)	1
Other comprehensive income, net of tax	2	—	7	(7)	2
COMPREHENSIVE INCOME	$224	$553	$296	$(849)	$224

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of September 30, 2013	FES	FG	NG	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2	$—	$—	$2
Receivables-
Customers	524	—	—	—	524
Affiliated companies	420	445	285	(631)	519
Other	76	22	25	—	123
Notes receivable from affiliated companies	337	163	764	(1,010)	254
Materials and supplies	64	161	214	—	439
Derivatives	139	—	—	—	139
Prepayments and other	61	37	6	1	105
	1,621	830	1,294	(1,640)	2,105
PROPERTY, PLANT AND EQUIPMENT:
In service	104	6,068	6,719	(383)	12,508
Less — Accumulated provision for depreciation	26	1,928	2,882	(187)	4,649
	78	4,140	3,837	(196)	7,859
Construction work in progress	21	115	980	—	1,116
	99	4,255	4,817	(196)	8,975
INVESTMENTS:
Nuclear plant decommissioning trusts	—	—	1,270	—	1,270
Investment in affiliated companies	5,503	—	—	(5,503)	—
Other	1	10	—	—	11
	5,504	10	1,270	(5,503)	1,281

ASSETS HELD FOR SALE (NOTE 16)	—	121	—	—	121

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	16	169	—	(185)	—
Customer intangibles	99	—	—	—	99
Goodwill	23	—	—	—	23
Property taxes	—	14	22	—	36
Unamortized sale and leaseback costs	—	—	—	161	161
Derivatives	65	—	—	—	65
Other	174	242	14	(162)	268
	377	425	36	(186)	652
	$7,601	$5,641	$7,417	$(7,525)	$13,134

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$1	$366	$514	$(22)	$859
Short-term borrowings-
Affiliated companies	696	314	—	(1,010)	—
Other	—	4	—	—	4
Accounts payable-
Affiliated companies	643	386	378	(631)	776
Other	88	125	—	—	213
Accrued taxes	7	17	37	(19)	42
Derivatives	103	—	—	—	103
Other	46	72	22	36	176
	1,584	1,284	951	(1,646)	2,173
CAPITALIZATION:
Total equity	5,229	2,010	3,469	(5,479)	5,229
Long-term debt and other long-term obligations	712	1,873	789	(1,196)	2,178
	5,941	3,883	4,258	(6,675)	7,407
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	—	—	—	866	866
Accumulated deferred income taxes	—	—	770	(71)	699
Asset retirement obligations	—	176	983	—	1,159
Retirement benefits	27	228	—	—	255
Derivatives	22	—	—	—	22
Other	27	70	455	1	553
	76	474	2,208	796	3,554
	$7,601	$5,641	$7,417	$(7,525)	$13,134

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of December 31, 2012	FES	FG	NG	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3	$—	$—	$3
Receivables-
Customers	483	—	—	—	483
Affiliated companies	232	417	478	(748)	379
Other	56	19	16	—	91
Notes receivable from affiliated companies	366	7	607	(704)	276
Materials and supplies	66	231	208	—	505
Derivatives	158	—	—	—	158
Prepayments and other	38	39	10	—	87
	1,399	716	1,319	(1,452)	1,982
PROPERTY, PLANT AND EQUIPMENT:
In service	91	5,899	6,391	(384)	11,997
Less — Accumulated provision for depreciation	32	1,915	2,646	(185)	4,408
	59	3,984	3,745	(199)	7,589
Construction work in progress	34	230	877	—	1,141
	93	4,214	4,622	(199)	8,730
INVESTMENTS:
Nuclear plant decommissioning trusts	—	—	1,283	—	1,283
Investment in affiliated companies	4,972	—	—	(4,972)	—
Other	—	12	—	—	12
	4,972	12	1,283	(4,972)	1,295
DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	—	313	—	(313)	—
Customer intangibles	110	—	—	—	110
Goodwill	24	—	—	—	24
Property taxes	—	14	22	—	36
Unamortized sale and leaseback costs	—	—	—	119	119
Derivatives	99	—	—	—	99
Other	160	194	5	(106)	253
	393	521	27	(300)	641
	$6,857	$5,463	$7,251	$(6,923)	$12,648

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$1	$586	$537	$(22)	$1,102
Short-term borrowings-
Affiliated companies	358	346	—	(704)	—
Other	—	4	—	—	4
Accounts payable-
Affiliated companies	748	143	583	(748)	726
Other	63	96	—	—	159
Accrued taxes	126	25	20	—	171
Derivatives	124	—	—	—	124
Other	71	148	15	46	280
	1,491	1,348	1,155	(1,428)	2,566
CAPITALIZATION:
Total equity	3,763	1,787	3,165	(4,952)	3,763
Long-term debt and other long-term obligations	1,482	2,009	834	(1,207)	3,118
	5,245	3,796	3,999	(6,159)	6,881
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	—	—	—	892	892
Accumulated deferred income taxes	28	—	714	(227)	515
Asset retirement obligations	—	29	936	—	965
Retirement benefits	26	215	—	—	241
Derivatives	37	—	—	—	37
Other	30	75	447	(1)	551
	121	319	2,097	664	3,201
	$6,857	$5,463	$7,251	$(6,923)	$12,648

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30, 2013	FES	FG	NG	Eliminations	Consolidated
	(In millions)

NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES	$(1,018)	$712	$705	$(10)	$389
CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	338	—	—	(338)	—
Equity contribution from parent	1,500	—	—	—	1,500
Redemptions and Repayments-
Long-term debt	(769)	(352)	(68)	10	(1,179)
Short-term borrowings, net	—	(32)	—	32	—
Tender premiums	(67)	—	—	—	(67)
Other	(3)	(4)	—	—	(7)
Net cash provided from (used for) financing activities	999	(388)	(68)	(296)	247
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(9)	(192)	(276)	—	(477)
Nuclear fuel	—	—	(159)	—	(159)
Proceeds from asset sales	—	21	—	—	21
Sales of investment securities held in trusts	—	—	650	—	650
Purchases of investment securities held in trusts	—	—	(694)	—	(694)
Loans to affiliated companies, net	28	(156)	(156)	306	22
Other	—	2	(2)	—	—
Net cash provided from (used for) investing activities	19	(325)	(637)	306	(637)
Net change in cash and cash equivalents	—	(1)	—	—	(1)
Cash and cash equivalents at beginning of period	—	3	—	—	3
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30, 2012	FES	FG	NG	Eliminations	Consolidated
	(In millions)

NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES	$(971)	$683	$799	$(10)	$501
CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	—	317	243	—	560
Short-term borrowings, net	982	49	—	(1,028)	3
Redemptions and Repayments-
Long-term debt	—	(169)	(87)	10	(246)
Short-term borrowings, net	—	—	(32)	32	—
Other	(1)	(6)	(2)	—	(9)
Net cash provided from financing activities	981	191	122	(986)	308

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(10)	(175)	(350)	—	(535)
Nuclear fuel	—	—	(207)	—	(207)
Proceeds from asset sales	—	17	—	—	17
Sales of investment securities held in trusts	—	—	1,167	—	1,167
Purchases of investment securities held in trusts	—	—	(1,194)	—	(1,194)
Loans to affiliated companies, net	1	(715)	(337)	996	(55)
Other	(1)	(5)	—	—	(6)
Net cash used for investing activities	(10)	(878)	(921)	996	(813)
Net change in cash and cash equivalents	—	(4)	—	—	(4)
Cash and cash equivalents at beginning of period	—	7	—	—	7
Cash and cash equivalents at end of period	$—	$3	$—	$—	$3

15. SEGMENT INFORMATION
Financial information for each of FirstEnergy’s reportable segments is presented in the tables below. FES does not have separate reportable operating segments.
The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also includes regulated electric generation facilities in West Virginia and New Jersey that MP and JCP&L, respectively, own or contractually control. Its results reflect the commodity costs of securing electric generation and the deferral and amortization of certain fuel costs. This business segment currently controls approximately 4,000 MWs of capacity, including the net transfer to Regulated Distribution of 1,476 MWs of capacity associated with the Harrison and Pleasants asset swap which occurred on October 9, 2013.
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
The Competitive Energy Services segment, through FES and AE Supply, supplies electricity to end-use customers through retail and wholesale arrangements, including competitive retail sales to customers primarily in Ohio, Pennsylvania, Illinois, Michigan, New Jersey and Maryland, and the provision of partial POLR and default service for some utilities in Ohio, Pennsylvania and Maryland, including the Utilities. This business segment currently controls approximately 14,500 MWs of capacity, including 885 MWs of capacity subject to RMR arrangements with PJM and excluding 2,080 MWs of capacity deactivated on October 9, 2013 and a net transfer to Regulated Distribution of 1,476 MWs of capacity associated with the Harrison and Pleasants asset swap which occurred on October 9, 2013. This segment also purchases electricity to meet sales obligations. The segment’s net income is primarily derived from electric generation sales less the related costs of electricity generation, including purchased power and net transmission (including congestion) and ancillary costs charged by PJM to deliver energy to the segment’s customers.
The Other/Corporate Segment contains corporate items and other businesses that are below the quantifiable threshold for separate disclosure as a reportable segment. Reconciling adjustments primarily consist of elimination of intersegment transactions.

Segment Financial Information

Three Months Ended	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Other/Corporate	Reconciling Adjustments	Consolidated
	(In millions)

September 30, 2013
External revenues	$2,340	$190	$1,573	$(31)	$(36)	$4,036
Internal revenues	—	—	196	—	(196)	—
Total revenues	2,340	190	1,769	(31)	(232)	4,036
Depreciation, amortization and deferrals	460	31	125	12	—	628
Investment income (loss)	14	—	(5)	3	(7)	5
Interest expense	134	23	53	47	—	257
Income taxes (benefits)	50	32	47	(44)	(8)	77
Income from continuing operations	85	54	68	—	2	209
Discontinued operations, net of tax	—	—	9	—	—	9
Net income (loss)	85	54	77	(10)	12	218
Total assets	27,030	4,953	17,809	591	—	50,383
Total goodwill	5,025	526	867	—	—	6,418
Property additions	261	105	162	20	—	548

September 30, 2012
External revenues	$2,483	$187	$1,462	$(31)	$(49)	$4,052
Internal revenues	—	—	209	—	(209)	—
Total revenues	2,483	187	1,671	(31)	(258)	4,052
Depreciation, amortization and deferrals	193	28	102	9	1	333
Investment income	20	—	36	(2)	(15)	39
Interest expense	136	24	73	(3)	—	230
Income taxes (benefits)	168	35	74	(8)	38	307
Income from continuing operations	286	59	126	—	(49)	422
Discontinued operations, net of tax	—	—	3	—	—	3
Net income (loss)	286	59	129	(13)	(36)	425
Total assets	26,122	4,519	16,846	1,251	—	48,738
Total goodwill	5,025	526	893	—	—	6,444
Property additions	308	47	412	8	—	775

Nine Months Ended
September 30, 2013
External revenues	$6,593	$546	$4,350	$(89)	$(130)	$11,270
Internal revenues	—	—	588	—	(588)	—
Total revenues	6,593	546	4,938	(89)	(718)	11,270
Depreciation, amortization and deferrals	882	91	347	32	—	1,352
Investment income (loss)	41	—	(6)	6	(33)	8
Interest expense	404	68	187	112	—	771
Income taxes (benefits)	284	93	(189)	(55)	(4)	129
Income (loss) from continuing operations	474	156	(317)	—	(80)	233
Discontinued operations, net of tax	—	—	17	—	—	17
Net income (loss)	474	156	(300)	(92)	12	250
Total assets	27,030	4,953	17,809	591	—	50,383
Total goodwill	5,025	526	867	—	—	6,418
Property additions	980	291	630	59	—	1,960

September 30, 2012
External revenues	$6,976	$557	$4,465	$(78)	$(142)	$11,778
Internal revenues	—	—	686	—	(684)	2
Total revenues	6,976	557	5,151	(78)	(826)	11,780
Depreciation, amortization and deferrals	618	86	303	25	—	1,032
Investment income	62	1	48	(1)	(47)	63
Interest expense	405	70	209	66	—	750
Income taxes	355	101	165	(49)	78	650
Income from continuing operations	603	171	284	—	(150)	908
Discontinued operations, net of tax	—	—	11	—	—	11
Net income (loss)	603	171	295	(82)	(68)	919
Total assets	26,122	4,519	16,846	1,251	—	48,738
Total goodwill	5,025	526	893	—	—	6,444
Property additions	751	169	715	51	—	1,686

16. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On September 4, 2013, certain of FirstEnergy subsidiaries applied for authorization from the FERC to sell eleven hydroelectric power stations in Pennsylvania, Virginia and West Virginia to subsidiaries of Harbor Hydro, a subsidiary of LS Power, for approximately $400 million. The asset purchase agreement was entered into on August 23, 2013, as amended and restated as of September 4, 2013. The proposed transaction is expected to close in the fourth quarter of 2013. The asset purchase agreement is subject to customary and other closing conditions, including, without limitation, the resolution of a potential competing license application, and receipt of approvals by FERC and the VSCC, which is pending. On September 27, 2013, the Federal Trade Commission advised that the Hart-Scott-Rodino waiting period was terminated, meaning this item is complete. As of September 30, 2013, FirstEnergy classified the hydroelectric power stations, with a carrying value of $234 million (FES - $121 million) as Assets held for sale in the Consolidated Balance Sheets. Included in the carrying value of the assets held for sale is goodwill of $29 million (FES - $1 million) which was allocated to the hydroelectric plants to be sold. Net pre-tax results for the hydroelectric facilities of $12 million and $26 million (FES - $12 million and $22 million) for the three and nine months ended September 30, 2013, respectively, and $5 million and $19 million (FES - $8 million and $17 million) for three and nine months ended September 30, 2012, respectively, were reported in FirstEnergy's and FES' Consolidated Statement of Income as discontinued operations. Revenues for the hydroelectric facilities of $11 million and $24 million (FES - $10 million and $22 million) for the three and nine months ended September 30, 2013, respectively, and $6 million and $24 million (FES - $8 million and $18 million) for the three and nine months ended September 30, 2012 respectively, are reported in FirstEnergy's and FES' Consolidated Statement of Income as discontinued operations.

Item 2.        Management’s Discussion and Analysis of Registrant and Subsidiaries

FIRSTENERGY CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in the third quarter of 2013 was $218 million, or basic and diluted earnings of $0.52 per share of common stock, compared with net income of $425 million, or basic and diluted earnings of $1.02 per share of common stock in the third quarter of 2012. The principal reasons for the changes in basic earnings per share for the three and nine months ended September 2013, are summarized below.

Change In Basic Earnings (Losses) Per Share From Prior Year	Three Months Ended September 30	Nine Months Ended September 30
Basic Earnings Per Share - 2012	$1.02	$2.20
Segment operating results(1) -
Regulated Distribution	(0.08)	0.07
Regulated Transmission	—	(0.03)
Competitive Energy Services	(0.17)	(0.39)
Regulatory charges	(0.32)	(0.36)
Non-core asset sales/impairments	—	(0.02)
Merger-related costs	—	0.01
Merger accounting — commodity contracts	0.01	0.03
Trust securities impairments	(0.03)	(0.08)
Mark-to-market adjustments	(0.03)	(0.07)
Plant deactivation costs(2)	—	(0.73)
Debt redemption costs	0.02	(0.20)
Interest expense, net of amounts capitalized	(0.01)	(0.03)
Investment income	(0.03)	(0.01)
Income tax legislative changes - 2012	0.03	0.07
Change in effective tax rate	0.09	0.11
Discontinued operations	0.01	0.01
Other	0.01	0.02
Basic Earnings Per Share - 2013	$0.52	$0.60

(1) Excludes amounts shown separately.
(2) Includes impairments of long lived assets of $0.71 per share, severance charges of $0.02 per share and a valuation reserve against net operating loss carryforwards of $0.05 per share recognized in the second quarter of 2013 related to the deactivation of Hatfield's Ferry and Mitchell generating units, which occurred on October 9, 2013.

FirstEnergy continues to be exposed to weak economic conditions across its multi-state utility service territory, as evidenced by relatively flat distribution sales over the last three years. This prolonged decrease in demand, coupled with excess generation supply in the region, has caused a period of protracted low power and capacity prices. Further, the PJM RPM Auction for 2016/2017 capacity that was conducted in May 2013 produced prices in the regions served by FirstEnergy's Competitive Energy Services Segment that were lower than expected. This result is a broader indication of an underlying supply/demand imbalance that is expected to continue to affect power producers in this region, adding pressure on already depressed energy prices and potentially pushing any significant power price recovery further into the future than FirstEnergy, or the industry at large, previously expected.

Over the course of 2013, FirstEnergy has taken a number of actions designed to reposition the Competitive Energy Services Segment, including adjusting its hedging strategy by slowing forward sales in order to capture any potential future improvements in power prices, being more selective in the customers targeted and focusing more on customers with higher profit margins. With the deactivation of Hatfield’s Ferry and Mitchell plants and Harrison/Pleasants asset transfer in October of 2013, as well as the proposed sale of 527 MW of hydro assets, FirstEnergy will have reduced the size of the competitive fleet and changed the mix of its assets. While these actions will result in the competitive fleet being about the same size as before the Allegheny merger, FirstEnergy believes it is a much stronger, more efficient, and environmentally controlled platform of units. After the transactions discussed above, the remaining competitive fleet will be less than 50% coal, over 30% nuclear, and more than 20% natural gas, hydro, wind and solar. Capital reductions, primarily over the next four years, of approximately $1 billion have been announced with the remaining capital investments over the next several years expected to primarily support the nuclear fleet life extensions at Davis-Besse tied to the steam generator replacement in 2014 and a new reactor vessel head and steam generator at Beaver Valley 2 in 2017. This capital reduction includes reduced MATS spending that is now anticipated to be approximately $465 million, including approximately $240 million at the Competitive Energy Services segment.

These actions are expected to support operations during this continuing stagnant economic period, and position the Competitive Energy Services Segment to take advantage of improving power markets when the economy eventually recovers.

FirstEnergy intends to focus on growing its regulated operations - particularly in transmission. FirstEnergy plans to implement a four-year, $2.8 billion Transmission Reliability Excellence Plan (TREP) designed to improve operating flexibility, increase the reliability of the regional transmission system, position capacity for future load growth and facilitate response to system events. Beginning in 2014, FirstEnergy plans to deploy the $2.8 billion of incremental investments associated with TREP, in addition to the baseline capital program expenditures forecasted at $1.8 billion over the same time period. Currently, FirstEnergy estimates that 2014 capital expenditures associated with TREP will be approximately $500 million in 2014, growing to approximately $700 million in 2015 and approximately $800 million in both 2016 and 2017. These investments will focus primarily in ATSI, which has a formula rate recovery mechanism, but will ultimately extend throughout FirstEnergy's service area. FirstEnergy currently expects to fund the TREP capital investments through the issuance of debt and equity.

Financial Plan

Earlier this year, FirstEnergy announced the 2013 financial plan intended to strengthen the balance sheet of the Competitive Energy Services Segment by reducing its debt by approximately $1.5 billion. Completion of the plan is expected to significantly improve credit metrics at the Competitive Energy Services Segment. This plan also included the net transfer of 1,476 MW between AE Supply and MP of the Harrison and Pleasants power plants, and the proposed sale of up to 1,240 MW of unregulated hydro assets. Finally, as part of the 2013 financial plan, FirstEnergy announced earlier this year that it had expected to issue a modest amount of equity in late 2013.

In line with these efforts, FirstEnergy continued to execute its 2013 financial plan as follows:

•
On August 21, 2013, MP and PE, along with the majority of the parties to the companies' generation transaction proceedings involving the Harrison Power Station, filed a comprehensive settlement agreement with the WVPSC. On October 7, 2013, the WVPSC issued an Order authorizing the transaction with certain conditions and on October 9, 2013, MP sold its approximate 8% share of Pleasants at its fair market value of $73 million to AE Supply, and AE Supply sold its approximate 80% share of Harrison to MP at its book value of $1.2 billion. The transaction resulted in AE Supply receiving net consideration of $1.1 billion and MP's assumption of a $73.5 million pollution control note. Currently, the $1.1 billion net consideration was financed by MP through an equity infusion from FE of approximately $527 million and a note payable to AE Supply of approximately $573 million. In connection with the closing, in the fourth quarter of 2013, MP recorded a pre-tax impairment charge of approximately $330 million to reduce the net book value of the Harrison Power Station to the amount that was permitted to be included in jurisdictional rate base. Additionally, MP recognized a regulatory liability of approximately $23 million in the fourth quarter of 2013 representing refunds to customers associated with the excess purchase price received by MP above the net book value of MP's minority interest in the Pleasants Power Station.

•
On September 4, 2013, FESC, on behalf of FG, AE Supply and Green Valley Hydro LLC applied for authorization from the FERC to sell eleven hydroelectric power stations in Pennsylvania, Virginia and West Virginia to subsidiaries of Harbor Hydro, a subsidiary of LS Power, for approximately $400 million. The hydroelectric power stations included in this proposed sale have a total generating capacity of approximately 527 MW, which represents less than 3 percent of FirstEnergy's competitive generation fleet output. An asset purchase agreement was entered into on August 23, and amended and restated as of September 4, 2013. Subject to receiving the required regulatory authorizations and the resolution of the potential competing license application and other claims and matters regarding the Seneca Pumped Storage Project, the proposed transaction is expected to close in the fourth quarter of 2013.

•
On September 25, 2013, FE filed a registration statement with the SEC to register 4 million shares of common stock to be issued to registered shareholders and its employees and the employees of its subsidiaries under its Stock Investment Plan. In addition, FE expects to also begin fulfilling certain share-based benefit plan obligations through the issuance of authorized but unissued common stock.

In addition, the Utilities continue to review their balance sheets and have taken the following actions in the third quarter:

•	On August 21, 2013, JCP&L issued $500 million of 4.7% fixed-rate unsecured taxable long-term debt. The proceeds were used to pay down a portion if its short-term debt obligations.

•
On August 28, 2013, the Ohio Companies redeemed $660 million of long-term debt. In addition, approximately $120 million was paid in make-whole premiums which was deferred as a regulatory asset and will be amortized over the original life of the redeemed debt.

•
On October 31, 2013, FE amended its existing $2.5 billion multi-year syndicated revolving credit facility to exclude certain after-tax, non-cash write-downs and non-cash charges of approximately $1.4 billion from the debt to total capitalization ratio calculations incurred through September 30, 2013. Additionally, the amendment provides for a future allowance of approximately $1.35 billion for after-tax non-cash write-downs and non-cash charges over the remaining life of the facility.

Similarly, the FES/AE Supply $2.5 billion revolving credit facility was also amended to exclude certain similar after-tax, non-cash write-downs and non-cash charges of $785.7 million incurred through September 30, 2013 from the debt to total capitalization ratio calculations. The effect of these amendments will apply to the compliance reports for the period ended September 30, 2013, which are due November 29, 2013.

Overall, these actions, including debt reductions and cost savings across all of its businesses, are expected to advance FirstEnergy's progress in achieving its financial goals for each of its businesses, including strengthening their balance sheets, improving their liquidity and maintaining their credit ratings. FirstEnergy will continue to review and may refine or change the financial plan in the future as circumstances evolve.

Operational Matters

Employee Relations

FirstEnergy is engaged in negotiations with UWUA Local 102 which represents approximately 950 employees at WP, PE and FG. The current collective bargaining agreement expired on April 30, 2013. Although the parties continue to bargain, WP, PE and FG have work continuation plans in place in the event of any work stoppage.

FirstEnergy is engaged in negotiations with UWUA Local 180 which represents approximately 150 employees at PN. The current collective bargaining agreement expired on August 31, 2013. The parties are currently negotiating and, in the event of a work stoppage, a work continuation plan is in place.
Hatfield's Ferry & Mitchell Plant Closings

On September 23, 2013, PJM concluded that FirstEnergy could move forward with its plan to deactivate its 1,700-MW Hatfield's Ferry and 370-MW Mitchell coal-fired plants in Pennsylvania as it found no reliability issues and on October 9, 2013, the plants were deactivated.

Approximately 240 plant employees and generation related positions were affected by these plant deactivations. FirstEnergy recorded approximately $7 million (pre-tax) of severance related expenses that were recognized in Other operating expenses in the Consolidated Statements of Income for the nine months ended September 30, 2013.

Due to the termination of operations at Hatfield's Ferry Units 1-3, AE Supply has the right to redeem $235 million of its outstanding PCRBs at par. A conditional notice of full redemption was issued on October 18, 2013, calling the $235 million of outstanding PCRB's for redemption on November 15, 2013.

Davis-Besse Inspection

As part of routine inspections of the concrete shield building at Davis-Besse Nuclear Power Station, FENOC had identified changes to the laminar cracking condition discovered in 2011. FENOC has expanded its sample size to include all of the existing core bores in the shield building. These inspections are now complete. FENOC has identified additional subsurface cracking that has been determined to be pre-existing, but not previously identified due to improved inspection technology. In addition, these inspections have revealed that the cracking condition has propagated a small amount in select areas. Preliminary analysis of the inspection results confirm that the building continues to maintain its structural integrity, and its ability to safely perform all of its functions.

Beaver Valley 1 Refueling Outage

On September 30, 2013, the 911 MW Beaver Valley 1 Power Plant entered into a scheduled refueling and maintenance outage, including a turbine upgrade that is designed to improve efficiency and reliability. During the outage, 60 of the 157 fuel assemblies will be exchanged. Numerous inspections, maintenance activities and improvement projects designed to ensure continued safe and reliable operations have occurred. Prior to the outage, Beaver Valley operated safely and reliably for 507 consecutive days since the completion of its last refueling outage in May 2012.

Regulatory Matters

Ohio Alternative Energy Rider Update

On August 7, 2013 the PUCO disallowed the Ohio Companies' recovery of $43.4 million, plus interest, that related to 2011 RECs that were purchased in the August 2010 RFP. The Ohio Companies, along with other parties, timely filed applications for rehearing on September 6, 2013. On September 18, 2013, the PUCO issued an entry on rehearing granting rehearing solely for the purpose of further consideration of the matters specified therein.

Pennsylvania Marginal Transmission Losses

On September 30, 2013, the U.S. District Court granted the PPUC's motion to dismiss the ME and PN proceedings on the recovery of marginal transmission losses through the TSC. On October 29, 2013, ME and PN filed a notice of appeal in the U.S. Court of Appeals for the Third Circuit with respect to the U.S. District Court's decision. As a result of the U.S. District Court's September 30, 2013 decision, FirstEnergy recorded a regulatory asset impairment charge of approximately $254 million (pre-tax) in the quarter ended September 30, 2013 included in Amortization of regulatory assets, net within the Consolidated Statement of Income. FirstEnergy continues to believe in the merits of its case.

JCP&L Rate Filing Update

JCP&L filed rebuttal testimony in response to the testimony of other parties on August 7, 2013, which included rebutting the testimony of the Division of Rate Counsel's witnesses that recommended that revenues produced by JCP&L's base rates for electric service be reduced by approximately $202.8 million (such amount did not address the revenue requirements associated with major storm events of 2011 and 2012, which are subject to review in the generic proceeding). Hearings in the rate case have commenced and are scheduled to continue through mid-November.
FIRSTENERGY’S BUSINESS

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also includes regulated electric generation facilities in West Virginia and New Jersey that MP and JCP&L, respectively, own or contractually control. Its results reflect the commodity costs of securing electric generation and the deferral and amortization of certain fuel costs. This business segment currently controls approximately 4,000 MWs of capacity, including the net transfer to Regulated Distribution of 1,476 MWs of capacity associated with the Harrison and Pleasants asset swap which occurred on October 9, 2013.

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

The Competitive Energy Services segment, through FES and AE Supply, supplies electricity to end-use customers through retail and wholesale arrangements, including competitive retail sales to customers primarily in Ohio, Pennsylvania, Illinois, Michigan, New Jersey and Maryland, and the provision of partial POLR and default service for some utilities in Ohio, Pennsylvania and Maryland, including the Utilities. This business segment currently controls approximately 14,500 MWs of capacity, including 885 MWs of capacity subject to RMR arrangements with PJM and excluding 2,080 MWs of capacity deactivated on October 9, 2013 and a net transfer to Regulated Distribution of 1,476 MWs of capacity associated with the Harrison and Pleasants asset swap which occurred on October 9, 2013. This segment also purchases electricity to meet sales obligations. The segment’s net income is primarily derived from electric generation sales less the related costs of electricity generation, including purchased power and net transmission (including congestion) and ancillary costs charged by PJM to deliver energy to the segment’s customers.

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

The Competitive Energy Services segment economically hedges exposure to price risk on a ratable basis, which is intended to reduce the near-term financial impact of market price volatility. As of September 30, 2013, the percentage of expected physical sales economically hedged was 105% for 2013 (of a 104 million MWH target). As of September 30, 2013, committed sales for 2014 and 2015 are approximately 80 million MWHs and 41 million MWHs, respectively.

Other and Reconciling Adjustments contains corporate items and other businesses that are below the quantifiable threshold for separate disclosure as a reportable segment as well as reconciling adjustments for the elimination of intersegment transactions. See Note 15, Segment Information, of the Combined Notes to Consolidated Financial Statements for further information on FirstEnergy's reportable operating segments.

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
RESULTS OF OPERATIONS

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 15, Segment Information, of the Combined Notes to Consolidated Financial Statements. Net income by business segment was as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(In millions, except per share)
Earnings (Losses) By Business Segment:
Regulated Distribution	$85	$286	$(201)	$474	$603	$(129)
Regulated Transmission	54	59	(5)	156	171	(15)
Competitive Energy Services	77	129	(52)	(300)	295	(595)
Other and reconciling adjustments (1)	2	(49)	51	(80)	(151)	71
Net Income	$218	$425	$(207)	$250	$918	$(668)

Basic Earnings Per Share:
Income from continuing operations	$0.50	$1.01	$(0.51)	$0.56	$2.17	$(1.61)
Discontinued operations (Note 16)	0.02	0.01	0.01	0.04	0.03	0.01
Net earnings per basic share	$0.52	$1.02	$(0.50)	$0.60	$2.20	$(1.60)

Diluted Earnings Per Share:
Income from continuing operations	$0.50	$1.00	$(0.50)	$0.56	$2.16	$(1.60)
Discontinued operations (Note 16)	0.02	0.01	0.01	0.04	0.03	0.01
Net earnings per diluted share	$0.52	$1.01	$(0.49)	$0.60	$2.19	$(1.59)

(1)	Consists primarily of interest expense related to holding company debt, corporate support services revenues and expenses and the elimination of intersegment transactions.

Summary of Results of Operations — Third Quarter 2013 Compared with Third Quarter 2012

Financial results for FirstEnergy’s business segments in the third quarter of 2013 and 2012 were as follows:

Third Quarter 2013 Financial Results	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$2,282	$190	$1,508	$(35)	$3,945
Other	58	—	65	(32)	91
Internal	—	—	196	(196)	—
Total Revenues	2,340	190	1,769	(263)	4,036

Operating Expenses:
Fuel	88	—	569	—	657
Purchased power	910	—	406	(196)	1,120
Other operating expenses	457	35	457	(72)	877
Provision for depreciation	151	28	125	12	316
Amortization of regulatory assets, net	309	3	—	—	312
General taxes	173	15	49	5	242
Total Operating Expenses	2,088	81	1,606	(251)	3,524

Operating Income	252	109	163	(12)	512

Other Income (Expense):
Gain on debt redemptions	—	—	—	9	9
Investment income (loss)	14	—	(5)	(4)	5
Interest expense	(134)	(23)	(53)	(47)	(257)
Capitalized interest	3	—	10	4	17
Total Other Expense	(117)	(23)	(48)	(38)	(226)

Income From Continuing Operations Before Income Taxes	135	86	115	(50)	286
Income taxes	50	32	47	(52)	77
Income From Continuing Operations	85	54	68	2	209
Discontinued Operations, net of tax	—	—	9	—	9
Net Income	85	54	77	2	218
Income attributable to noncontrolling interest	—	—	—	—	—
Earnings Available to FirstEnergy Corp.	$85	$54	$77	$2	$218

Third Quarter 2012 Financial Results	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$2,426	$187	$1,428	$(55)	$3,986
Other	57	—	34	(25)	66
Internal	—	—	209	(209)	—
Total Revenues	2,483	187	1,671	(289)	4,052

Operating Expenses:
Fuel	76	—	560	—	636
Purchased power	1,010	—	263	(210)	1,063
Other operating expenses	451	30	468	(88)	861
Provision for depreciation	134	27	102	9	272
Amortization of regulatory assets, net	59	1	—	1	61
General taxes	187	12	52	6	257
Total Operating Expenses	1,917	70	1,445	(282)	3,150

Operating Income	566	117	226	(7)	902

Other Income (Expense):
Investment income	20	—	36	(17)	39
Interest expense	(136)	(24)	(73)	3	(230)
Capitalized interest	4	1	11	2	18
Total Other Expense	(112)	(23)	(26)	(12)	(173)

Income From Continuing Operations Before Income Taxes	454	94	200	(19)	729
Income taxes	168	35	74	30	307
Income From Continuing Operations	286	59	126	(49)	422
Discontinued Operations, net of tax	—	—	3	—	3
Net Income	286	59	129	(49)	425
Income attributable to noncontrolling interest	—	—	—	—	—
Earnings Available to FirstEnergy Corp.	$286	$59	$129	$(49)	$425

Changes Between Third Quarter 2013 and Third Quarter 2012 Financial Results Increase (Decrease)	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$(144)	$3	$80	$20	$(41)
Other	1	—	31	(7)	25
Internal	—	—	(13)	13	—
Total Revenues	(143)	3	98	26	(16)

Operating Expenses:
Fuel	12	—	9	—	21
Purchased power	(100)	—	143	14	57
Other operating expenses	6	5	(11)	16	16
Provision for depreciation	17	1	23	3	44
Amortization of regulatory assets, net	250	2	—	(1)	251
General taxes	(14)	3	(3)	(1)	(15)
Total Operating Expenses	171	11	161	31	374

Operating Income (Loss)	(314)	(8)	(63)	(5)	(390)

Other Income (Expense):
Gain (loss) on debt redemptions	—	—	—	9	9
Investment income (loss)	(6)	—	(41)	13	(34)
Interest expense	2	1	20	(50)	(27)
Capitalized interest	(1)	(1)	(1)	2	(1)
Total Other Expense	(5)	—	(22)	(26)	(53)

Income (Loss) From Continuing Operations Before Income Taxes	(319)	(8)	(85)	(31)	(443)
Income taxes (benefits)	(118)	(3)	(27)	(82)	(230)
Income (Loss) From Continuing Operations	(201)	(5)	(58)	51	(213)
Discontinued Operations, net of tax	—	—	6	—	6
Net Income (Loss)	(201)	(5)	(52)	51	(207)
Income (loss) attributable to noncontrolling interest	—	—	—	—	—
Earnings (Losses) Available to FirstEnergy Corp.	$(201)	$(5)	$(52)	$51	$(207)

Regulated Distribution — Third Quarter 2013 Compared with Third Quarter 2012

Net income decreased by $201 million in the third quarter of 2013 compared to the same period of 2012, as more fully described below.

Revenues —

The $143 million decrease in total revenues resulted from the following sources:

	Three Months Ended September 30		Increase
Revenues by Type of Service	2013	2012	(Decrease)
	(In millions)
Distribution services	$993	1,121	$(128)

Generation sales:
Retail	1,090	1,096	(6)
Wholesale	81	86	(5)
Total generation sales	1,171	1,182	(11)

Transmission	118	123	(5)
Other	58	57	1
Total Revenues	$2,340	$2,483	$(143)

The decrease in distribution services revenue is primarily related to a decrease in the ME and PN NUG riders which resulted from the expiration of certain NUG contracts in 2012 and 2013 and lower residential and commercial electric distribution MWH deliveries (described below), partially offset by an increase in the Ohio Companies' DCR rider. Distribution deliveries decreased by 2.1% in the third quarter of 2013 compared to the same period of 2012. Distribution deliveries by customer class are summarized in the following table:

	Three Months Ended September 30		Increase
Electric Distribution MWH Deliveries	2013	2012	(Decrease)
	(In thousands)
Residential	13,911	15,008	(7.3)%
Commercial	11,368	11,436	(0.6)%
Industrial	12,732	12,385	2.8%
Other	147	146	0.7%
Total Electric Distribution MWH Deliveries	38,158	38,975	(2.1)%

Lower deliveries to residential customers primarily reflects decreased weather-related usage resulting from cooling degree days that were 18% below 2012, and 3% below normal. Lower deliveries to the commercial sector primarily reflect increasing energy efficiency mandates and demand response initiatives. In the Industrial sector, increased sales to steel, automotive, and shale gas customers, were partially offset by lower sales to chemical and petroleum customers. For 2013, FirstEnergy continues to expect an overall increase in industrial sales, with a majority of that increase resulting from shale gas activities. Additionally, FirstEnergy expects additional growth in the industrial sector beyond 2013 for potential shale gas projects. As the gas fields are developed, the opportunity for additional manufacturing expansion could further support growth.

The following table summarizes the price and volume factors contributing to the $11 million decrease in generation revenues for the third quarter of 2013 compared to the same period of 2012:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of decrease in sales volumes	$(95)
Change in prices	89
(6)
Wholesale:
Effect of decrease in sales volumes	(31)
Change in prices	26
(5)
Decrease in Generation Revenues	$(11)

The decrease in retail generation sales volume was primarily due to increased customer shopping in the Utilities' service territories during the third quarter of 2013, compared to the same period of 2012. This increased customer shopping, which does not impact earnings for the Regulated Distribution Segment, is expected to continue. Total generation provided by alternative suppliers as a percentage of total MWH deliveries increased to 82% from 80% for the Ohio Companies, 67% from 62% for the Pennsylvania Companies, 49% from 47% for PE and 50% from 47% for JCP&L. The increase in prices reflects the completion of marginal transmission loss refunds to ME and PN customers in the second quarter of 2013 and a higher generation rate at WP, which includes the recovery of transmission costs effective June 2013.

The decrease in wholesale generation revenues of $5 million in the third quarter of 2013 resulted from the expiration of NUG contracts, partially offset by higher energy and capacity prices in the third quarter of 2013.

The decrease in transmission revenues reflects the termination of WP's network transmission rider effective June 2013. Network transmission costs are now recovered through WP's generation rate.

Operating Expenses —

Total operating expenses increased by $171 million primarily due to the following:

•	Fuel expense was $12 million higher in 2013 primarily related to increased generation at the Fort Martin plant during third quarter of 2013.

•
Purchased power costs were $100 million lower in 2013 primarily due to a decrease in volumes required as a result of increased customer shopping, higher generation and reduced NUG purchases, partially offset by higher energy and capacity unit cost.

Source of Change in Purchased Power	Increase(Decrease)

(In millions)
Purchases from non-affiliates:
Change due to decreased unit costs	$(9)
Change due to decreased volumes	(121)
(130)
Purchases from affiliates:
Change due to increased unit costs	23
Change due to decreased volumes	(36)
(13)
Decrease in costs deferred	43
Decrease in Purchased Power Costs	$(100)

•	Other operating expenses increased $6 million primarily due to:

•	higher transmission expenses of $26 million primarily due to PJM transmission costs associated with RMR units, partially offset by

•
lower distribution operating and maintenance expenses of $8 million primarily due to lower storm related maintenance activities during the third quarter of 2013, partially offset by more work allocated to capital in the third quarter of 2012 associated with integrating Allegheny's work management system,

•	lower Pennsylvania state reimbursed program costs of $6 million, which are recovered through rates, and

•	decreased regulated generation operating and maintenance expenses of $6 million primarily related to a forced outage at Fort Martin in the third quarter of 2012.

•
Depreciation expense increased by $17 million due to a higher asset base and an adjustment in the third quarter of 2012 to reduce depreciation rates for WP that was approved by the PPUC in September 2012.

•
Net regulatory asset amortization increased $250 million primarily due to a regulatory asset impairment associated with the recovery of marginal transmission losses at ME and PN, lower storm cost deferrals and higher default generation service costs recovery in Pennsylvania, partially offset by a reduction of NUG cost recovery at ME and PN and higher transmission cost deferrals in Ohio.

•	General taxes decreased by $14 million primarily due to lower gross receipts and payroll taxes, partially offset by higher property taxes.

Other Expense —

Other expense increased $5 million in the third quarter of 2013 primarily due to lower investment income resulting from the liquidation of investments at Shippingport and lower NDT investment income.

Regulated Transmission — Third Quarter 2013 Compared with Third Quarter 2012

Net income decreased by $5 million in the third quarter of 2013 compared to the same period of 2012, as further described below.

Revenues —

Total revenues increased by $3 million principally due to higher revenue requirements at ATSI and TrAIL, partially offset by lower PJM network service revenues for the Utilities.

Revenues by transmission asset owner are shown in the following table:

	Three Months Ended September 30		Increase
Revenues by Transmission Asset Owner	2013	2012	(Decrease)
	(In millions)
ATSI	$56	$53	$3
TrAIL	56	51	5
PATH	5	4	1
Utilities	73	79	(6)
Total Revenues	$190	$187	$3

Operating Expenses —

Total operating expenses increased by $11 million principally due to higher asset removal costs and higher depreciation and property taxes, reflecting a higher asset base.
Competitive Energy Services — Third Quarter 2013 Compared with Third Quarter 2012

Net income decreased by $52 million in the third quarter of 2013, compared to the same period of 2012, as more fully described below.

Revenues —

Total revenues increased by $98 million in the third quarter of 2013, compared to the same period of 2012, primarily due to growth in MWH sales for Direct, Governmental Aggregation, Mass Market, and POLR and Structured Sales channels. Revenues were adversely impacted by lower unit prices compared to 2012 as a result of a significant decrease in power prices beginning in the fourth quarter of 2011 when the 2013 Competitive retail sales position was approximately 50% committed. The increase in total revenues resulted from the following sources:

	Three Months Ended September 30		Increase (Decrease)
Revenues by Type of Service	2013	2012
	(In millions)
Direct	$767	$763	$4
Governmental Aggregation	346	323	23
Mass Market	119	104	15
POLR and Structured	338	327	11
Wholesale	100	82	18
Transmission	34	37	(3)
RECs	—	1	(1)
Other	65	34	31
Total Revenues	$1,769	$1,671	$98

	Three Months Ended September 30		Increase (Decrease)
MWH Sales by Channel	2013	2012
	(In thousands)
Direct	14,725	14,312	2.9%
Governmental Aggregation	5,813	5,229	11.2%
Mass Market	1,774	1,539	15.3%
POLR and Structured	6,358	5,718	11.2%
Wholesale	556	774	(28.2)%
Total MWH Sales	29,226	27,572	6.0%

The increase in Direct revenues of $4 million resulted from higher sales volumes due to the acquisition of new customers, partially offset by lower unit prices. The increase in Governmental Aggregation of $23 million resulted from the acquisition of new customers primarily in Illinois, partially offset by lower unit prices. The increase in Mass Market of $15 million resulted from the acquisition of new customers primarily in Ohio and Pennsylvania, partially offset by lower unit prices. The Direct, Governmental Aggregation and Mass Market customer base increased to 2.7 million customers as of September 30, 2013, as compared to 2.5 million as of September 30, 2012. The increase in retail sales was customer count driven as weather related usage was adversely affected with cooling degree days being 18% below the third quarter of 2012.

The increase in POLR and structured revenues of $11 million was due to higher structured sales, partially offset by lower prices and lower POLR sales. The decline in POLR sales is in line with FES' strategy to realign its sales portfolio.

Wholesale revenues increased $18 million due to a $33 million increase in capacity revenues primarily from higher capacity prices, partially offset by a $9 million reduction in gains on financially settled contracts, and a $6 million decrease in short-term (net hourly positions) transactions. The decrease in wholesale sales volumes was due to lower generation available for sale primarily as a result of the plants that were deactivated in 2012 and those under RMR arrangements and higher retail sales volumes.

Other revenue increased $31 million due to an $18 million pre-tax gain on the sale of property to a regulated affiliate and an increase in income from FEV's equity method investment in Global Holding.

The following tables summarize the price and volume factors contributing to changes in revenues:

Source of Change in Direct Revenues	Increase (Decrease)
(In millions)
Direct :
Effect of increase in sales volumes	$22
Change in prices	(18)
$4

Source of Change in Governmental Aggregation Revenues	Increase (Decrease)
(In millions)
Governmental Aggregation:
Effect of increase in sales volumes	$36
Change in prices	(13)
$23

Source of Change in Mass Market Revenues	Increase (Decrease)
(In millions)
Mass Market:
Effect of increase in sales volumes	$16
Change in prices	(1)
$15

Source of Change in POLR and Structured Revenues	Increase (Decrease)
(In millions)
POLR and Structured:
Effect of increase in sales volumes	$47
Change in prices	(36)
$11

Source of Change in Wholesale Revenues	Increase (Decrease)
(In millions)
Wholesale:
Effect of decrease in sales volumes	$(6)
Gain on settled contracts	(9)
Capacity revenue	33
$18

Operating Expenses —

Total operating expenses increased by $161 million in the third quarter of 2013 due to the following:

•
Fuel costs increased $9 million due primarily to settlements associated with past damages on various coal and transportation contracts, partially offset by lower unit prices associated with new and restructured coal contracts. Volumes increased as a result of higher fossil generation driven by increased economic generation and the W.H. Sammis Plant being temporarily idled in September 2012, partially offset by lower nuclear generation due to unplanned outages.

•
Purchased power costs increased $143 million due to higher capacity expenses ($43 million), higher volumes ($64 million) and increased prices ($46 million), partially offset by reduced losses on financially settled contracts ($10 million). The increase in rate was primarily a result of higher on-peak prices compared to 2012. The increase in capacity expenses and purchased power volumes relates to the overall increase in sales volumes. Additionally, higher capacity expenses were the result of higher capacity rates primarily in the MAAC zone.

•	Fossil operating costs decreased by $10 million due primarily to lower labor costs resulting from previously deactivated units and lower compensation and benefit expenses based on plan changes.

•	Nuclear operating costs decreased by $10 million due primarily to lower labor costs and lower compensation and benefit expenses based on plan changes.

•
Transmission expenses increased $20 million due primarily to higher rates associated with higher congestion, network and line loss costs and additional retail load, partially offset by lower ancillary costs and a credit received in the third quarter of 2013 for previously incurred PJM transmission costs associated with RMR units in the ATSI zone.

•	General taxes decreased by $3 million due primarily to lower payroll taxes as a result of lower labor costs noted above, partially offset by higher property taxes.

•	Depreciation expense increased $23 million primarily due to a higher asset base and accelerated depreciation associated with the deactivation of two unregulated coal-fired generating plants.

•	Other operating expenses decreased by $11 million primarily due to reduced lease costs from the sale and leaseback repurchases and lower corporate support costs.

Other Expense —

Total other expense in the third quarter of 2013 increased $22 million compared to the same period of 2012 due to lower investment income of $41 million due to higher OTTI on the NDT investments, partially offset by lower net interest expense of $19 million due to debt redemptions and repurchases.
Other — Third Quarter 2013 Compared with Third Quarter 2012

Financial results from other operating segments and reconciling items, including interest expense on holding company debt and corporate support services revenues and expenses, resulted in a $51 million increase in net income in the third quarter of 2013 compared to the same period of 2012 primarily due to reductions in certain state related deferred tax liabilities and valuation reserves against net operating loss carryforwards. This benefit was partially offset by increased interest expense due to the issuance of $1.5 billion of senior unsecured notes in the first quarter of 2013 and a gain on a forward starting interest rate swap agreement in the third quarter of 2012.

Summary of Results of Operations — First Nine Months of 2013 Compared with the First Nine Months of 2012

Financial results for FirstEnergy’s business segments in the first nine months of 2013 and 2012 were as follows:

First Nine Months 2013 Financial Results	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$6,414	$546	$4,204	$(128)	$11,036
Other	179	—	146	(91)	234
Internal	—	—	588	(588)	—
Total Revenues	6,593	546	4,938	(807)	11,270

Operating Expenses:
Fuel	250	—	1,665	—	1,915
Purchased power	2,547	—	973	(588)	2,932
Other operating expenses	1,274	98	1,517	(244)	2,645
Provision for depreciation	446	84	347	32	909
Amortization of regulatory assets, net	436	7	—	—	443
General taxes	527	41	158	21	747
Impairment of long-lived assets	—	—	473	—	473
Total Operating Expenses	5,480	230	5,133	(779)	10,064

Operating Income (Loss)	1,113	316	(195)	(28)	1,206

Other Income (Expense):
Loss on debt redemptions	—	—	(149)	17	(132)
Investment income (loss)	41	—	(6)	(27)	8
Interest expense	(404)	(68)	(187)	(112)	(771)
Capitalized interest	8	1	31	11	51
Total Other Expense	(355)	(67)	(311)	(111)	(844)

Income (Loss) From Continuing Operations Before Income Taxes	758	249	(506)	(139)	362
Income taxes (benefits)	284	93	(189)	(59)	129
Income (Loss) From Continuing Operations	474	156	(317)	(80)	233
Discontinued Operations, net of tax	—	—	17	—	17
Net Income (Loss)	474	156	(300)	(80)	250
Income attributable to noncontrolling interest	—	—	—	—	—
Earnings (Losses) Available to FirstEnergy Corp.	$474	$156	$(300)	$(80)	$250

First Nine Months 2012 Financial Results	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$6,818	$557	$4,355	$(166)	$11,564
Other	158	—	110	(54)	214
Internal	—	—	686	(684)	2
Total Revenues	6,976	557	5,151	(904)	11,780

Operating Expenses:
Fuel	173	—	1,660	—	1,833
Purchased power	2,987	—	1,064	(684)	3,367
Other operating expenses	1,363	99	1,387	(252)	2,597
Provision for depreciation	421	85	303	25	834
Amortization of regulatory assets, net	197	1	—	—	198
General taxes	543	33	161	23	760
Total Operating Expenses	5,684	218	4,575	(888)	9,589

Operating Income	1,292	339	576	(16)	2,191

Other Income (Expense):
Investment income	62	1	48	(48)	63
Interest expense	(405)	(70)	(209)	(66)	(750)
Capitalized interest	9	2	34	9	54
Total Other Expense	(334)	(67)	(127)	(105)	(633)

Income From Continuing Operations Before Income Taxes	958	272	449	(121)	1,558
Income taxes	355	101	165	29	650
Income From Continuing Operations	603	171	284	(150)	908
Discontinued Operations, net of tax	—	—	11	—	11
Net Income	603	171	295	(150)	919
Income attributable to noncontrolling interest	—	—	—	1	1
Earnings Available to FirstEnergy Corp.	$603	$171	$295	$(151)	$918

Changes Between First Nine Months 2013 and First Nine Months 2012 Financial Results Increase (Decrease)	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$(404)	$(11)	$(151)	$38	$(528)
Other	21	—	36	(37)	20
Internal	—	—	(98)	96	(2)
Total Revenues	(383)	(11)	(213)	97	(510)

Operating Expenses:
Fuel	77	—	5	—	82
Purchased power	(440)	—	(91)	96	(435)
Other operating expenses	(89)	(1)	130	8	48
Provision for depreciation	25	(1)	44	7	75
Amortization of regulatory assets, net	239	6	—	—	245
General taxes	(16)	8	(3)	(2)	(13)
Impairment of long-lived assets	—	—	473	—	473
Total Operating Expenses	(204)	12	558	109	475

Operating Income (Loss)	(179)	(23)	(771)	(12)	(985)

Other Income (Expense):
Gain (loss) on debt redemptions	—	—	(149)	17	(132)
Investment income	(21)	(1)	(54)	21	(55)
Interest expense	1	2	22	(46)	(21)
Capitalized interest	(1)	(1)	(3)	2	(3)
Total Other Expense	(21)	—	(184)	(6)	(211)

Income (Loss) From Continuing Operations Before Income Taxes	(200)	(23)	(955)	(18)	(1,196)
Income taxes (benefits)	(71)	(8)	(354)	(88)	(521)
Income (Loss) From Continuing Operations	(129)	(15)	(601)	70	(675)
Discontinued Operations, net of tax	—	—	6	—	6
Net Income (Loss)	(129)	(15)	(595)	70	(669)
Loss attributable to noncontrolling interest	—	—	—	(1)	(1)
Earnings (Losses) Available to FirstEnergy Corp.	$(129)	$(15)	$(595)	$71	$(668)

Regulated Distribution — First Nine Months of 2013 Compared with First Nine Months of 2012

Net income decreased by $129 million in the first nine months of 2013 compared to the same period of 2012, as more fully described below.

Revenues —

The $383 million decrease in total revenues resulted from the following sources:

	Nine Months Ended September 30		Increase
Revenues by Type of Service	2013	2012	(Decrease)
	(In millions)
Distribution services	$2,861	$3,006	$(145)

Generation sales:
Retail	3,014	3,200	(186)
Wholesale	203	269	(66)
Total generation sales	3,217	3,469	(252)

Transmission	336	343	(7)
Other	179	158	21
Total Revenues	$6,593	$6,976	$(383)

The decrease in distribution services revenue is primarily the result of a NJBPU-approved reduction to the JCP&L NUG Rider which became effective on March 1, 2012, and a decrease to the ME and PN NUG riders which resulted from the expiration of certain NUG contracts in 2012 and 2013 and lower recovery of energy efficiency expenses reflecting reduced costs, partially offset by an increase in the Ohio Companies' DCR rider. Distribution deliveries decreased by 0.1% in the first nine months of 2013 compared to the same period of 2012. Distribution deliveries by customer class are summarized in the following table:

	Nine Months Ended September 30		Increase
Electric Distribution MWH Deliveries	2013	2012	(Decrease)
	(In thousands)
Residential	40,996	40,934	0.2%
Commercial	32,058	32,384	(1.0)%
Industrial	37,851	37,740	0.3%
Other	436	444	(1.8)%
Total Electric Distribution MWH Deliveries	111,341	111,502	(0.1)%

Higher deliveries to residential customers primarily reflects increased weather-related usage resulting from heating degree days that were 26% above 2012, and 2% above normal, partially offset by cooling degree days that were 18% below 2012, and 1% above normal. Lower deliveries to the commercial sector primarily reflect increasing energy efficiency mandates and demand response initiatives. In the Industrial sector, decreased sales to steel and automotive customers were partially offset by higher sales to chemical, petroleum and shale gas customers. Additionally, FirstEnergy expects additional growth in the industrial sector beyond 2013 for potential shale gas projects. As the gas fields are developed, the opportunity for additional manufacturing expansion could further support growth.

The following table summarizes the price and volume factors contributing to the $252 million decrease in generation revenues for the first nine months of 2013 compared to the same period of 2012:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of decrease in sales volumes	$(193)
Change in prices	7
(186)
Wholesale:
Effect of decrease in sales volumes	(96)
Change in prices	30
(66)
Decrease in Generation Revenues	$(252)

The decrease in retail generation sales volume was primarily due to increased customer shopping in the Utilities' service territories during the first nine months of 2013, compared to the same period of 2012. This increased customer shopping, which does not impact earnings for the Regulated Distribution Segment, is expected to continue. Total generation provided by alternative suppliers as a percentage of total MWH deliveries increased to 81% from 79% for the Ohio Companies, 66% from 61% for the Pennsylvania Companies, 47% from 46% for PE and 52% from 49% for JCP&L. The increase in prices reflects the conclusion of marginal transmission loss refunds to ME and PN customers in the second quarter of 2013 and a higher generation rate at WP, which includes the recovery of transmission costs effective June 2013, partially offset by lower auction prices for power supply in the first nine months of 2013 compared to the same period of 2012.

The decrease in wholesale generation revenues of $66 million in the first nine months of 2013 resulted from the expiration of NUG contracts, partially offset by higher energy and capacity prices.

The decrease in transmission revenues reflects the termination of WP's network transmission rider effective June 2013. Network transmission costs are now recovered through WP's generation rate.

Other revenues increased by $21 million primarily due to more customer requested work in the first nine months of 2013 compared to the same period of 2012.

Operating Expenses —

Total operating expenses decreased by $204 million due to the following:

•	Fuel expense was $77 million higher in 2013 primarily related to increased generation at Fort Martin as a result of planned and forced outages in the first nine months of 2012.

•
Purchased power costs were $440 million lower in 2013 primarily due to a decrease in volumes required from increased customer shopping, higher generation, reduced NUG purchases and lower unit power supply costs during the first nine months of 2013 compared to the same period of 2012.

Source of Change in Purchased Power	Increase(Decrease)

(In millions)
Purchases from non-affiliates:
Change due to decreased unit costs	$(118)
Change due to decreased volumes	(333)
(451)
Purchases from affiliates:
Change due to decreased unit costs	(6)
Change due to decreased volumes	(80)
(86)
Decrease in costs deferred	97
Decrease in Purchased Power Costs	$(440)

•	Other operating expenses decreased $89 million primarily due to:

•	a decrease in energy efficiency program expenses of $45 million resulting from the completion of certain initiatives in Ohio and Pennsylvania, which are recovered through rates,

•	lower distribution operating and maintenance expenses of $58 million primarily due to lower storm related maintenance activities during the first nine months of 2013, and

•	decreased regulated generation operating and maintenance expenses of $22 million primarily related to planned and forced outages at Fort Martin in the first nine months of 2012, partially offset by

•	higher transmission expenses of $36 million primarily due to PJM transmission costs associated with RMR units.

•	Depreciation expense increased by $25 million due to a higher asset base.

•
Net regulatory asset amortization increased $239 million primarily due to a regulatory asset impairment associated with the recovery of marginal transmission losses at ME and PN, lower storm cost deferrals and higher default generation service costs recovery in Pennsylvania, partially offset by a reduction of NUG cost recovery at ME and PN and higher transmission cost deferrals in Ohio.

•
General taxes decreased by $16 million primarily due to a decrease in gross receipt taxes, payroll taxes and West Virginia's business and occupation tax, partially offset by an increase in property taxes.

Other Expense —

Other expense increased $21 million in the first nine months of 2013 primarily due to lower investment income resulting from the liquidation of investments at Shippingport, higher OTTI and lower NDT investment income.

Regulated Transmission — First Nine Months of 2013 Compared with First Nine Months of 2012

Net income decreased by $15 million in the first nine months of 2013 compared to the same period of 2012, as further described below.

Revenues —

Total revenues decreased by $11 million principally due to lower PJM network service revenues for ATSI and the Utilities.

Revenues by transmission asset owner are shown in the following table:

	Nine Months Ended September 30		Increase
Revenues by Transmission Asset Owner	2013	2012	(Decrease)
	(In millions)
ATSI	$156	$160	$(4)
TrAIL	155	153	2
PATH	15	12	3
Utilities	220	232	(12)
Total Revenues	$546	$557	$(11)

Operating Expenses —

Total operating expenses increased by $12 million principally due to higher property taxes, reflecting a higher asset base, and increased amortization of regulatory assets.
Competitive Energy Services — First Nine Months of 2013 Compared with First Nine Months of 2012

Net income decreased by $595 million in the first nine months of 2013, compared to the same period of 2012, as more fully described below.

Revenues —

Total revenues decreased by $213 million in the first nine months of 2013, compared to the same period of 2012, primarily due to a decline in wholesale sales. Revenues were adversely impacted by lower unit prices compared to 2012 as a result of a significant decrease in power prices beginning in the fourth quarter of 2011 when the 2013 Competitive retail sales position was approximately 50% committed. These decreases were partially offset by growth in governmental aggregation and mass market sales.

The decrease in total revenues resulted from the following sources:

	Nine Months Ended September 30		Increase
Revenues by Type of Service	2013	2012	(Decrease)
	(In millions)
Direct	$2,202	$2,223	$(21)
Governmental Aggregation	911	788	123
Mass Market	335	264	71
POLR and Structured	971	1,002	(31)
Wholesale	258	637	(379)
Transmission	115	122	(7)
RECs	—	5	(5)
Other	146	110	36
Total Revenues	$4,938	$5,151	$(213)

	Nine Months Ended September 30		Increase
MWH Sales by Channel	2013	2012	(Decrease)
	(In thousands)
Direct	42,347	41,029	3.2%
Governmental Aggregation	15,975	12,833	24.5%
Mass Market	5,045	3,865	30.5%
POLR and Structured	18,716	17,740	5.5%
Wholesale	1,394	3,513	(60.3)%
Total MWH Sales	83,477	78,980	5.7%

The decrease in Direct revenues of $21 million resulted from lower unit prices partially offset by increased sales volumes due to the acquisition of new customers and weather related usage as heating degree days were 26% above 2012 levels, partially offset by cooling degree days which were 18% below 2012 levels. The increase in Governmental Aggregation of $123 million resulted from the acquisition of new customers primarily in Illinois and weather related usage, partially offset by lower unit prices. The increase in Mass Market of $71 million resulted from the acquisition of new customers primarily in Ohio and Pennsylvania and weather related usage, partially offset by lower unit prices. The Direct, Governmental Aggregation and Mass Market customer base increased to 2.7 million customers as of September 30, 2013 as compared to 2.5 million as of September 30, 2012.

The decrease in POLR and structured revenues of $31 million was due primarily to lower prices and lower POLR sales, partially offset by higher structured sales. The decline in POLR sales is in line with FES' strategy to realign its sales portfolio.

Wholesale revenues decreased $379 million due to a $185 million reduction in gains on financially settled contracts, a $145 million decrease in capacity revenues primarily from lower capacity prices and a $49 million decrease in short-term (net hourly positions) transactions. The decrease in wholesale sales volumes was due to lower generation available for sale, primarily as a result of plants that were deactivated in 2012 and those under RMR arrangements, lower nuclear generation and higher retail sales volumes.

Transmission revenue decreased $7 million due primarily to lower congestion revenue, partially offset by higher ancillary revenue associated with additional retail load.

Other revenue increased $36 million due to an $18 million pre-tax gain on the sale of property to a regulated affiliate and an increase in income from FEV's equity method investment in Global Holding.

The following tables summarize the price and volume factors contributing to changes in revenues:

Source of Change in Direct Revenues	Increase (Decrease)
(In millions)
Direct :
Effect of increase in sales volumes	$72
Change in prices	(93)
$(21)

Source of Change in Governmental Aggregation Revenues	Increase (Decrease)
(In millions)
Governmental Aggregation:
Effect of increase in sales volumes	$193
Change in prices	(70)
$123

Source of Change in Mass Market Revenues	Increase (Decrease)
(In millions)
Mass Market:
Effect of increase in sales volumes	$80
Change in prices	(9)
$71

Source of Change in POLR and Structured Revenues	Increase (Decrease)
(In millions)
POLR and Structured:
Effect of increase in sales volumes	$66
Change in prices	(97)
$(31)

Source of Change in Wholesale Revenues	Increase (Decrease)
(In millions)
Wholesale:
Effect of decrease in sales volumes	$(55)
Change in prices	6
Gain on settled contracts	(185)
Capacity revenue	(145)
$(379)

Operating Expenses —

Total operating expenses increased by $558 million in the first nine months of 2013 due to the following:

•
Fuel costs increased $5 million due primarily to settlements associated with past damages on various coal and transportation contracts, partially offset by lower unit prices associated with new and restructured coal contracts. Volumes decreased as a result of lower nuclear generation due to unplanned outages, partially offset by higher fossil generation driven by increased economic generation and the W.H. Sammis Plant being temporarily idled in September 2012.

•
Purchased power costs decreased $91 million due to reduced capacity expenses ($170 million) and lower losses on financially settled contracts ($218 million) partially offset by higher volumes ($218 million) and prices ($79 million). The increase in purchased power volumes relates to lower generation primarily from the plants that were deactivated in 2012 and those under RMR arrangements, lower nuclear generation and the overall increase in sales volumes.

•
Fossil operating costs decreased by $9 million due primarily to lower labor costs resulting from previously deactivated units and lower compensation and benefit expenses based on plan changes. The lower labor costs were partially offset by higher contractor, materials and equipment costs resulting from an increase in planned generating unit outages in the first nine months of 2013 as compared to the same period in 2012.

•
Nuclear operating costs decreased by $27 million due primarily to lower contractor, materials and equipment costs. In 2013, there was a single refueling outage at Perry while there were two refueling outages during the same period of 2012. Additionally, compensation and benefit expenses were lower as a result of plan changes in 2013.

•
Transmission expenses increased $79 million due primarily to higher rates associated with higher ancillary, network and line loss costs and additional retail load, partially offset by lower congestion costs and a credit received in the third quarter of 2013 for previously incurred PJM transmission costs associated with RMR units.

•	Impairments of long-lived assets increased by $473 million due to the decision to deactivate two unregulated, coal-fired generating plants in the second quarter of 2013.

•
Depreciation expense increased $44 million primarily due to the absence of credits in 2013 from a 2012 settlement with the DOE, higher asset base, and accelerated depreciation associated with deactivation noted above.

•	General taxes decreased by $3 million due primarily to lower payroll taxes as a result of lower labor costs noted above, partially offset by higher property taxes.

•
Other operating expenses increased by $87 million primarily due to an increase in mark-to-market expense on commodity contract positions ($99 million) and increased retail expenses ($13 million), partially offset by reduced lease costs from sale and leaseback repurchases ($25 million).

Other Expense —

Total other expense in the first nine months of 2013 increased $184 million compared to the same period of 2012 primarily due to a $149 million loss on debt redemptions in connection with senior notes that were repurchased and lower investment income of $54 million due to higher OTTI on NDT investments, partially offset by lower net interest expense of $19 million due to debt redemptions and repurchases.
Other — First Nine Months of 2013 Compared with First Nine Months of 2012

Financial results from other operating segments and reconciling items, including interest expense on holding company debt and corporate support services revenues and expenses, resulted in a $70 million increase in net income in the first nine months of 2013 compared to the same period of 2012 due to lower income tax expense resulting from a change in state income tax allocation factors and reductions in state deferred tax liabilities, partially offset by net increases in valuation reserves against net operating loss carryforwards. This benefit was partially offset by increased interest expense due to the issuance of $1.5 billion of senior unsecured notes in the first quarter of 2013.
Regulatory Assets

Regulatory assets represent incurred costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent amounts that are expected to be credited to customers through future regulated rates or amounts collected from customers for costs not yet incurred. FirstEnergy and the Utilities net their regulatory assets and liabilities based on federal and state jurisdictions. The following table provides information about the composition of net regulatory assets as of September 30, 2013 and December 31, 2012, and the changes during the nine months ended September 30, 2013:

Regulatory Assets by Source	September 30, 2013	December 31, 2012	Increase (Decrease)
	(In millions)
Regulatory transition costs	$265	$293	$(28)
Customer receivables for future income taxes	505	508	(3)
Nuclear decommissioning and spent fuel disposal costs	(191)	(219)	28
Asset removal costs	(358)	(372)	14
Deferred transmission costs	154	390	(236)
Deferred generation costs	408	379	29
Deferred distribution costs	205	231	(26)
Contract valuations	435	463	(28)
Storm-related costs	463	469	(6)
Other	260	233	27
Total	$2,146	$2,375	$(229)

Regulatory assets that do not earn a current return totaled approximately $509 million as of September 30, 2013 primarily related to storm damage costs.

As of September 30, 2013 and December 31, 2012, FirstEnergy had approximately $362 million and $392 million, respectively, of net regulatory liabilities that are primarily related to asset removal costs. Net regulatory liabilities are classified within Other noncurrent liabilities on the Consolidated Balance Sheets.
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

As discussed in the Overview, FirstEnergy's 2013 financial plan also includes a series of actions, including the net transfer of 1,476 MW between AE Supply and MP of the Harrison and Pleasants power plants, which closed on October 9, 2013, and the proposed sale of 527 MWs of unregulated hydro assets. Proceeds from both of these transactions are expected to be used to further reduce debt at the Competitive Energy Services and Corporate Segment. FirstEnergy also anticipates refinancing maturing debt at certain Utilities and reducing short-term borrowings. In addition, on October 18, 2013, a conditional notice of full redemption was issued calling the $235 million of outstanding PCRB's for redemption on November 15, 2013.

On September 25, 2013, FE filed a registration statement with the SEC to register 4 million shares of common stock to be issued to registered shareholders and its employees and the employees of its subsidiaries under its Stock Investment Plan. In addition, FE expects to also begin fulfilling certain share-based benefit plan obligations through the issuance of authorized but unissued common stock.

FirstEnergy intends to focus on growing its regulated operations - particularly in transmission. FirstEnergy plans to implement a four-year, $2.8 billion Transmission Reliability Excellence Plan (TREP) designed to improve operating flexibility, increase the reliability of the regional transmission system, position capacity for future load growth and facilitate response to system events. Beginning in 2014, FirstEnergy plans to deploy the $2.8 billion of incremental investments associated with TREP, in addition to the baseline capital program expenditures forecasted at $1.8 billion over the same time period. Currently, FirstEnergy estimates that 2014 capital expenditures associated with TREP will be approximately $500 million in 2014, growing to approximately $700 million in 2015 and approximately $800 million in both 2016 and 2017. These investments will focus primarily in ATSI, which has a formula rate recovery mechanism, but will ultimately extend throughout FirstEnergy's service area. FirstEnergy currently expects to fund the TREP capital investments through the issuance of debt and equity.

Because the activities contemplated by the 2013 financial plan are subject to market conditions and other factors, no assurance can be given that FirstEnergy will complete all of the remaining components of its 2013 financial plan including that the hydro assets will be sold or additional equity will be issued within the currently expected timeframes or at all. In addition, FirstEnergy expects to consider changes or additions to the 2013 financial plan from time to time.

As of September 30, 2013, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was due in large part to currently payable long-term debt and short-term borrowings. Currently payable long-term debt as of September 30, 2013, included the following:

Currently Payable Long-Term Debt	(In millions)
PCRBs supported by bank LOCs (1)	$809
Unsecured notes	827
Unsecured PCRBs (1)	50
Collateralized lease obligation bonds	67
Sinking fund requirements	120
Other notes	16
$1,889

(1)
These PCRBs are classified as currently payable long-term debt because the applicable interest rate mode permits individual debt holders to put the respective debt back to the issuer prior to maturity.

Short-Term Borrowings

FirstEnergy had $3,404 million of short-term borrowings as of September 30, 2013, and $1,969 million as of December 31, 2012. FirstEnergy’s available liquidity as of October 31, 2013, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	May 2018	$2,500	$294
FES / AE Supply	Revolving	May 2018	2,500	2,499
FET(2)	Revolving	May 2018	1,000	—
AGC	Revolving	Dec. 2013	50	45
		Subtotal	$6,050	$2,838
		Cash	—	119
		Total	$6,050	$2,957

(1)	FE and the Utilities.

(2)	Includes FET, ATSI and TrAIL.

Revolving Credit Facilities

FirstEnergy, FES/AE Supply and FET Facilities

FE and certain of its subsidiaries participate in three five-year syndicated revolving credit facilities with aggregate commitments of $6.0 billion (Facilities). The Facilities consist of a $2.5 billion aggregate FirstEnergy Facility, a $2.5 billion FES/AE Supply Facility and a $1.0 billion FET Facility, that are each available until May 2018, unless the lenders agree, at the request of the applicable borrowers, to an additional one-year extension. Generally, borrowings under each of the Facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the Facilities contains financial covenants requiring each borrower to maintain a consolidated debt to total capitalization ratio of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter.

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

On October 31, 2013, FE amended its existing $2.5 billion multi-year syndicated revolving credit facility to exclude certain after-tax, non-cash write-downs and non-cash charges of approximately $1.4 billion from the debt to total capitalization ratio calculations incurred through September 30, 2013. Additionally, the amendment provides for a future allowance of approximately $1.35 billion for after-tax non-cash write-downs and non-cash charges over the remaining life of the facility. Similarly, the FES/AE Supply $2.5 billion revolving credit facility was also amended to exclude certain similar after-tax, non-cash write-downs and non-cash charges of $785.7 million incurred through September 30, 2013 from the debt to total capitalization ratio calculations. The effect of these amendments will apply to the compliance reports for the period ended September 30, 2013, which are due November 29, 2013.

The following table summarizes the borrowing sub-limits for each borrower under the Facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations, as well as the debt to total capitalization ratios (as defined under each of the Facilities, as amended) as of September 30, 2013:

Borrower	FirstEnergy Revolving Credit Facility Sub-Limit	FES/AE Supply Revolving Credit Facility Sub-Limit	FET Revolving Credit Facility Sub-Limit	Regulatory and Other Short-Term Debt Limitations		Debt to Capitalization
	(In millions)
FE	$2,500	$—	$—	$—	(1)	59.8%
FES	—	1,500	—	—	(2)	35.3%
AE Supply	—	1,000	—	—	(2)	27.2%
FET	—	—	1,000	—	(1)	64.2%
OE	500	—	—	500	(3)	46.5%
CEI	500	—	—	500	(3)	54.0%
TE	500	—	—	500	(3)	49.7%
JCP&L	600	—	—	850	(3)	47.6%
ME	300	—	—	500	(3)	51.4%
PN	300	—	—	300	(3)	54.3%
WP	200	—	—	200	(3)	47.7%
MP	150	—	—	150	(3)	46.6%
PE	150	—	—	150	(3)	49.8%
ATSI	—	—	100	100	(3)	40.3%
Penn	50	—	—	50	(3)	38.2%
TrAIL	—	—	200	400	(3)	44.3%

(1)	No limitations.

(2)	No limitation based upon blanket financing authorization from the FERC under existing open market tariffs.

(3)	Includes amounts which may be borrowed under the regulated companies' money pool.

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

AGC Revolving Credit Facility

A separate $50 million revolving credit facility is available to AGC until December 2013. Under the terms of this credit facility, outstanding debt of AGC may not exceed 65% of the sum of its debt and equity as of the last day of each calendar quarter. This provision limits the debt level of AGC and also limits the net assets of AGC that may be transferred to AE. As of September 30, 2013, the debt to total capitalization ratio for AGC (as defined under this credit facility) was 41%.

FirstEnergy Money Pools

FirstEnergy’s regulated companies also have the ability to borrow from each other and the holding company to meet their short-term working capital requirements. A similar but separate arrangement exists among FirstEnergy’s unregulated companies. FESC administers these two money pools and tracks surplus funds of FirstEnergy and the respective regulated and unregulated subsidiaries, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first nine months of 2013 was 0.47% per annum for the regulated companies’ money pool and 1.46% per annum for the unregulated companies’ money pool.

Pollution Control Revenue Bonds

As of September 30, 2013, FirstEnergy’s currently payable long-term debt included approximately $809 million ($736 million applicable to FES) of variable interest rate PCRBs, the bondholders of which are entitled to the benefit of irrevocable direct pay bank LOCs. The interest rates on the PCRBs are reset daily or weekly. Bondholders can tender their PCRBs for mandatory purchase prior to maturity with the purchase price payable from remarketing proceeds or, if the PCRBs are not successfully remarketed, by drawings on the irrevocable direct pay LOCs. The subsidiary obligor is required to reimburse the applicable LOC bank for any such drawings or, if the LOC bank fails to honor its LOC for any reason, must itself pay the purchase price.

The LOCs for FirstEnergy's variable interest rate PCRBs outstanding as of September 30, 2013 were issued by the following banks:

Bank	Aggregate Amount(1)	Termination Date	Reimbursements of Draws Due
	(In millions)
UBS	$268	April 2014	April 2014
CitiBank N.A.	164	June 2014	June 2014
Wells Fargo	151	March 2014	March 2014
The Bank of Nova Scotia	48	April 2014	April 2014
The Bank of Nova Scotia	82	April 2015	April 2015
The Bank of Nova Scotia	96	December 2015	December 2015
Total	$809

(1)	Excludes approximately $9 million of applicable interest coverage.

Long-Term Debt Capacity

FE's and its subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of September 30, 2013:

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

On September 16, 2013, Fitch affirmed the issuer default ratings of FirstEnergy (BB+) and all its subsidiaries (ranging from BB+ to BBB). Fitch's outlook for FE and all of its subsidiaries is stable.

Debt capacity is subject to the consolidated debt to total capitalization limits in the Facilities discussed above as such Facilities have been amended as of October 31, 2013 for periods ending on or after September 30, 2013. As of September 30, 2013, FE and its subsidiaries could issue additional debt of approximately $5.1 billion and remain within the limitations of the financial covenants required by the Facilities (as amended). As of September 30, 2013, FES' incremental debt capacity under its consolidated debt to total capitalization financial covenant (as amended) is also $5.1 billion given FE's debt to total capitalization ratio of 59.8%.

Changes in Cash Position

As of September 30, 2013, FirstEnergy had $222 million of cash and cash equivalents compared to $172 million of cash and cash equivalents as of December 31, 2012. As of September 30, 2013 and December 31, 2012, FirstEnergy had approximately $82 million and $62 million, respectively, of restricted cash included in Other Current Assets on the Consolidated Balance Sheets.

Cash Flows From Operating Activities

FirstEnergy’s consolidated net cash from operating activities was provided by its regulated distribution, regulated transmission and competitive energy services businesses (see Results of Operations above). Net cash provided from operating activities was $1,671 million during the first nine months of 2013 compared with $1,276 million provided from operating activities during the first nine months of 2012, as summarized in the following table:

	Nine Months Ended September 30
Operating Cash Flows	2013	2012	Increase (Decrease)
	(In millions)
Net income	$250	$919	$(669)
Non-cash charges	2,064	1,520	544
Pension trust contributions	—	(600)	600
Working capital and other	(643)	(563)	(80)
	$1,671	$1,276	$395

The $395 million increase in cash from operations is primarily a result of a $600 million pension contribution in 2012 that did not occur in 2013. The increase was partially offset by $80 million more in cash outflows in 2013 from changes in operating assets and liabilities primarily as a result of payments in 2013 associated with 2012 storm restoration activities.

The $544 million increase in non-cash charges is primarily due to the following:

•	$473 million increase from impairment of long-lived assets due to the Hatfield's Ferry and Mitchell plant deactivations.

•	$132 million increase from the loss on debt redemptions associated with the completion of the FES/AE Supply tender offers and the $400 million FES debt redemption described below.

•	$153 million increase from lower deferred purchased power and other costs primarily due to the expiration of certain NUG agreements.

•	$40 million increase from higher deferred rents and market lease valuation as a result of increased net amortization of lease expense.

•	$245 million increase in amortization of regulatory assets primarily due to a regulatory asset impairment charge at ME and PN associated with the recovery of marginal transmission losses.

•	$104 million increase due to net commodity derivative transactions.

•
$598 million decrease in deferred income taxes and investment tax credits. Of the decrease, $156 million was the result of the reversal of deferred income tax liabilities associated with the impairment of Hatfield's Ferry and Mitchell.

Cash Flows From Financing Activities

In the first nine months of 2013, cash provided from financing activities was $654 million compared to $662 million of net cash provided from financing activities during the first nine months of 2012. The following table summarizes new debt financing (net of any discounts) and redemptions:

	Nine Months Ended September 30
Securities Issued or Redeemed / Repaid	2013	2012
	(In millions)
New Issues
PCRBs	$—	$560
Long-term revolving credit	—	—
Senior secured notes	445	—
FMBs	—	100
Unsecured Notes	2,300	—
	$2,745	$660

Redemptions / Repayments
PCRBs	$(234)	$(188)
Long-term revolving credit	(40)	—
Senior secured notes	(353)	(99)
Unsecured notes	(2,035)	(583)
	$(2,662)	$(870)

Short-term borrowings, net	$1,435	$1,604

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

As discussed in Note 8, Variable Interest Entities, in June 2013, the SPEs formed by the Ohio Companies issued $445 million of phase-in recovery bonds with a weighted average coupon of 2.48% to securitize the recovery of certain all electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds were sold to a trust that concurrently sold a like aggregate amount of its pass through trust certificates to public investors.The proceeds were primarily used to redeem $410 million in existing taxable bonds of the Ohio Companies with a weighted average coupon of 5.71% and pay $30 million of make-whole premiums associated with such redemptions which will also be recovered. The $410 million redemption consisted of original maturities of $225 million due 2013, $150 million due 2015 and $35 million due 2020. The make-whole premiums paid are included in cash flows from operating activities in the Consolidated Statement of Cash Flows. In addition, during the second quarter FirstEnergy Corp. completed a $1.5 billion equity contribution to FES.

During August the Ohio Companies redeemed an additional $660 million of long-term debt with interest rates ranging from 5.65% to 7.25% and paid approximately $120 million of make-whole premiums that were deferred as a regulatory asset and will be amortized over the original life of the redeemed debt. The make-whole premiums paid are included in cash flows from operating activities in the Consolidated Statement of Cash Flows. Additionally, during August, JCP&L issued $500 million of 4.7% unsecured notes due April 2024 and used the proceeds to pay down a portion of its short-term debt obligations.

Cash Flows From Investing Activities

Cash used for investing activities in the first nine months of 2013 principally represented cash used for property additions. The following table summarizes investing activities for the first nine months of 2013 and the comparable period of 2012:

	Nine Months Ended September 30
Cash Used for Investing Activities	2013	2012	Increase (Decrease)
	(In millions)
Property Additions:
Regulated distribution	$980	$751	$229
Regulated transmission	291	169	122
Competitive energy services	630	715	(85)
Other and reconciling adjustments	59	51	8
Nuclear fuel	159	207	(48)
Investments	34	(45)	79
Other	122	142	(20)
	$2,275	$1,990	$285

Net cash used for investing activities during the first nine months of 2013 increased by $285 million compared to the same period of 2012. The increase was principally due to an increase in property additions of $274 million primarily from 2012 storm costs, including costs associated with Hurricane Sandy, paid in 2013 and a decrease in proceeds from investments primarily as a result of the liquidation of Shippingport investments, partially offset by a decrease in nuclear fuel procurement costs.

In 2012, FG acquired certain equity and other lessor interests in connection with the 1987 Bruce Mansfield Plant sale and leaseback transactions for approximately $262 million and in March of 2013, FG acquired the remaining interests for approximately $221 million.

GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy could be required to make under these guarantees as of September 30, 2013, was approximately $4.4 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FirstEnergy Guarantees on Behalf of its Subsidiaries
Energy and Energy-Related Contracts(1)	$269
LOC (long-term debt) - interest coverage(2)	5
OVEC obligations	300
Deferred compensation arrangements	504
Other(3)	325
1,403
Subsidiaries’ Guarantees
Energy and Energy-Related Contracts	66
LOC (long-term debt) - interest coverage(2)	3
FES’ guarantee of NG’s nuclear property insurance	88
FES’ guarantee of FG’s sale and leaseback obligations	2,064
Other	11
2,232

Global Holding facility	350
Surety Bonds	265
LOCs(4)	132
747
Total Guarantees and Other Assurances	$4,382

(1)	Issued for open-ended terms, with a 10-day termination right by FirstEnergy.

(2)
Reflects the interest coverage portion of LOCs issued in support of floating rate PCRBs with various maturities. The principal amount of floating-rate PCRBs of $809 million is reflected in currently payable long-term debt on FirstEnergy's consolidated balance sheets.

(3)	Includes guarantees of $136 million for nuclear decommissioning funding assurances, $161 million supporting OE’s sale and leaseback arrangements, and $21 million for railcar leases.

(4)
Includes $7 million issued for various terms pursuant to LOC capacity available under FirstEnergy’s revolving credit facilities, $97 million pledged in connection with the sale and leaseback of Beaver Valley Unit 2 by OE and $28 million pledged in connection with the sale and leaseback of Perry by OE.

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on FES' power portfolio exposure as of September 30, 2013, FES has posted collateral of $150 million and AE supply has posted collateral of $8 million. The Regulated Distribution segment has posted collateral of $16 million.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining could be required.

Subsequent to the occurrence of a senior unsecured credit rating downgrade to below S&P's BBB- and Moody's Baa3, or a “material adverse event,” the immediate posting of collateral or accelerated payments may be required of FE or its subsidiaries. The following table discloses the additional credit contingent contractual obligations as of September 30, 2013:

Collateral Provisions	FES	AE Supply	Utilities	Total
	(In millions)
Split Rating (One rating agency's rating below investment grade)	$440	$6	$55	$501
BB+/Ba1 Credit Ratings	$484	$6	$55	$545
Full impact of credit contingent contractual obligations	$755	$58	$90	$903

Excluded from the preceding chart is the potential collateral obligations due to affiliate transactions between the Regulated Distribution Segment and Competitive Energy Services Segment. As of September 30, 2013, neither FES nor AE Supply had any collateral posted with their affiliates. In the event of a senior unsecured credit rating downgrade to below S&P's BB- or Moody's Ba3, FES and AE Supply would be required to post $77 million and $2 million, respectively.

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

FirstEnergy, FEV and the other two co-owners of Global Holding, Pinesdale LLC, a Gunvor Group, Ltd. subsidiary, and WMB Marketing Ventures, LLC, have agreed to use their best efforts to refinance the new facility no later than July 20, 2015, which reflects the terms of an amendment dated August 14, 2013, on a non-recourse basis so that FirstEnergy's guaranty can be terminated and/or released. If that refinancing does not occur, FirstEnergy may require each co-owner to lend to Global Holding, on a pro rata basis, funds sufficient to prepay the new facility in full. In lieu of providing such funding, the co-owners, at FirstEnergy's option, may provide their several guaranties of Global Holding's obligations under the facility. FirstEnergy receives a fee for providing its guaranty, payable semiannually, which accrued at a rate of 4% through December 31, 2012, and accrues at a rate of 5% from January 1, 2013 through October 18, 2015, which amends the rate in the prior agreement, in each case based upon the average daily outstanding aggregate commitments under the facility for such semiannual period.
OFF-BALANCE SHEET ARRANGEMENTS

FES and certain of the Ohio Companies have obligations that are not included on their Consolidated Balance Sheets related to the Perry Unit 1, Beaver Valley Unit 2, and 2007 Bruce Mansfield Plant sale and leaseback arrangements, which are satisfied through operating lease payments. The total present value of these sale and leaseback operating lease commitments, net of trust investments, was $1.2 billion as of September 30, 2013. From time to time FirstEnergy and these companies enter into discussions with certain parties to the arrangements regarding acquisition of owner participant and other interests. However, FirstEnergy cannot provide assurance that any such acquisitions will occur on satisfactory terms or at all.

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

The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, FirstEnergy relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. FirstEnergy uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making (see Note 9, Fair Value Measurements, of the Combined Notes to Consolidated Financial Statements). Sources of information for the valuation of commodity derivative contracts assets and liabilities as of September 30, 2013 are summarized by year in the following table:

Source of Information- Fair Value by Contract Year	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Prices actively quoted(1)	$(2)	$1	$—	$—	$—	$—	$(1)
Other external sources(2)	(8)	(31)	(35)	(33)	—	—	(107)
Prices based on models	(2)	(5)	—	—	(23)	(160)	(190)
Total(3)	$(12)	$(35)	$(35)	$(33)	$(23)	$(160)	$(298)

(1)	Represents exchange traded New York Mercantile Exchange futures and options.

(2)	Primarily represents contracts based on broker and ICE quotes.

(3)
Includes $(376) million in non-hedge derivative contracts that are primarily related to NUG and LCAPP contracts. NUG and LCAPP contracts are generally subject to regulatory accounting and do not materially impact earnings.

FirstEnergy performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. Based on derivative contracts held as of September 30, 2013, a 10% adverse change in commodity prices would decrease net income by approximately $27 million during the next 12 months.

Equity Price Risk

As of September 30, 2013, the FirstEnergy pension plan assets were approximately 24% in equity securities, 42% in fixed income securities, 25% in absolute return strategies, 6% in real estate, 1% in private equity and 2% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. During the nine months ended September 30, 2013, FirstEnergy made no contributions to its qualified pension plans. See Note 5, Pensions and Other Postemployment Benefits, of the Combined Notes to Consolidated Financial Statements for additional details on FirstEnergy's pension plans and OPEB. Through September 30, 2013, FirstEnergy's pension plan assets earned approximately (1)% as compared to an expected return on plan assets of 7.75%.

NDT funds have been established to satisfy NG’s and other FirstEnergy subsidiaries' nuclear decommissioning obligations. As of September 30, 2013, approximately 75% of the funds were invested in fixed income securities, 21% of the funds were invested in equity securities and 4% were invested in short-term investments, with limitations related to concentration and investment grade ratings. The investments are carried at their market values of approximately $1,630 million, $461 million and $80 million for fixed income securities, equity securities and short-term investments, respectively, as of September 30, 2013, excluding $12 million of net receivables, payables and accrued income. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $46 million reduction in fair value as of September 30, 2013. Certain FirstEnergy subsidiaries recognize in earnings the unrealized losses on AFS securities held in its NDT as OTTI. A decline in the value of FirstEnergy’s NDT or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During the nine months ended September 30, 2013, FirstEnergy contributed approximately $5 million to the NDT. On June 18, 2013, FE submitted a revised $125 million parental guaranty for NRC review relating to a shortfall in nuclear decommissioning funding for Beaver Valley Unit 1 and Perry. On this date, FE also submitted to the NRC a revised $11 million parental guaranty in support of the decommissioning of the spent fuel storage facilities located at its Davis-Besse and Perry nuclear facilities.

Interest Rate Risk

FirstEnergy recognizes net actuarial gains or losses for its pension and OPEB plans in the fourth quarter of each fiscal year. A primary factor contributing to these actuarial gains and losses are changes in the discount rates used to value pension and OPEB obligations as of the measurement date of December 31 and the difference between expected and actual returns on the plans' assets. While FirstEnergy is unable to determine or project the mark-to-market adjustment that may be recorded as of December

31, 2013, based on current market indications FirstEnergy expects a pre-tax mark-to-market gain (net of amounts capitalized) to be in the range of approximately $50 million and $150 million in the aggregate.
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

Pursuant to a bill passed by the Maryland legislature in 2011, the MDPSC adopted rules, effective May 28, 2012, that create specific requirements related to a utility's obligation to address service interruptions, downed wire response, customer communication, vegetation management, equipment inspection, and annual reporting. The MDPSC will be required to assess each utility's compliance with the new rules, and may assess penalties of up to $25,000 per day, per violation. The new rules set utility-specific SAIDI and SAIFI targets for 2012-2015; prescribe detailed tree-trimming requirements, outage restoration and downed wire response deadlines; and impose other reliability and customer satisfaction requirements. PE has advised the MDPSC that compliance with the new rules is expected to increase costs by approximately $106 million over the period 2012-2015. On April 1, 2013, the Maryland electric utilities, including PE, filed their first annual reports on compliance with the new rules. The MDPSC conducted a hearing on August 20, 2013 to discuss the reports, after which an order was issued on September 3, 2013, which accepted PE's filing and the operational changes proposed therein.

Following a "derecho" storm through the region on June 29, 2012, the MDPSC convened a new proceeding to consider matters relating to the electric utilities' performance in responding to the storm. Hearings on the matter were conducted in September 2012. Concurrently, Maryland's governor convened a special panel to examine possible ways to improve the resilience of the electric distribution system. On October 3, 2012, that panel issued a report calling for various measures including: acceleration and expansion of some of the requirements contained in the reliability standards which had become final on May 28, 2012; for selective increased investment in system hardening; for creation of separate recovery mechanisms for the costs of those changes and investments; and penalties or bonuses on returns earned by the utilities based on their reliability performance. On February 27, 2013, the MDPSC issued an order (the February 27 Order) requiring the utilities to submit several reports over a series of months, relating to the costs and benefits of making further system and staffing enhancements in order to attempt to reduce storm outage durations. The order further requires the Staff of the MDPSC to report on possible performance-based rate structures and to propose additional rules relating to feeder performance standards, outage communication and reporting, and sharing of special needs customer information. PE has responded to the requirements in the order consistent with the schedule set forth therein. PE's final filing on September 3, 2013, discussed the steps needed to harden the utility's system in order to attempt to achieve various levels of storm response speed described in the February 27 Order, and projected that it would expect to make approximately $2.7 billion in infrastructure investments over 15 years to attempt to achieve the quickest level of response for the largest storm projected in the February 27 Order. The MDPSC has ordered that certain reports of its Staff relating to these matters be provided by May 1, 2014, and otherwise, has not issued a schedule for further proceedings in this matter.

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

On September 7, 2011, the Division of Rate Counsel filed a Petition with the NJBPU asserting that it has reason to believe that JCP&L is earning an unreasonable return on its New Jersey jurisdictional rate base. The Division of Rate Counsel requested that the NJBPU order JCP&L to file a base rate case petition so that the NJBPU may determine whether JCP&L's current rates for electric service are just and reasonable. In its written Order issued July 31, 2012, the NJBPU found that a base rate proceeding "will assure that JCP&L's rates are just and reasonable and that JCP&L is investing sufficiently to assure the provision of safe, adequate and proper utility service to its customers" and ordered JCP&L to file a base rate case using a historical 2011 test year. The rate case petition was filed on November 30, 2012. In the filing, JCP&L requested approval to increase its revenues by approximately $31.5 million and reserved the right to update the filing to include costs associated with the impact of Hurricane Sandy. The NJBPU has transmitted the case to the New Jersey Office of Administrative Law for further proceedings and an ALJ has been assigned. On February 22, 2013, JCP&L updated its filing to request recovery of $603 million of distribution-related Hurricane Sandy restoration costs, resulting in increasing the total revenues requested to approximately $112 million. On June 14, 2013, JCP&L further updated its filing to: 1) include the impact of a depreciation study which had been directed by the NJBPU; 2) remove costs associated with 2012 major storms, consistent with the NJBPU orders establishing a generic proceeding to review 2011 and 2012 major storm costs (discussed below); and 3) reflect other revisions to JCP&L's filing. That filing represented an increase of approximately $20.6 million over the revenues produced by existing base rates. Testimony has also been filed in the matter by the Division of Rate Counsel and several other intervening parties in opposition to the base rate increase JCP&L requested. Specifically, the testimony of the Division of Rate Counsel's witnesses recommended that revenues produced by JCP&L's base rates for electric service be reduced by approximately $202.8 million (such amount did not address the revenue requirements associated with major storm events of 2011 and 2012, which are subject to review in the generic proceeding). JCP&L filed rebuttal testimony in response to the testimony of other parties on August 7, 2013. Hearings in the rate case have commenced and are scheduled to continue through mid-November.

On March 20, 2013, the NJBPU ordered that a generic proceeding be established to investigate the prudence of costs incurred by all New Jersey utilities for service restoration efforts associated with the major storm events of 2011 and 2012. The Order provided that if any utility had already filed a proceeding for recovery of such storm costs, to the extent the amount of approved recovery had not yet been determined, the prudence of such costs would be reviewed in the generic proceeding. On May 31, 2013, the NJBPU clarified its earlier order to indicate that the 2011 major storm costs would be reviewed expeditiously in the generic proceeding with the goal of maintaining the base rate case schedule established by the ALJ where recovery of such costs would be addressed. The NJBPU further indicated in the May 31 clarification that it would review the 2012 major storm costs in the generic proceeding and the recovery of such costs would be considered through a Phase II in the existing base rate case or through another appropriate method to be determined at the conclusion of the generic proceeding. On June 21, 2013, consistent with NJBPU's orders, JCP&L filed the detailed report in support of recovery of major storm costs with the NJBPU. On October 23, 2013, a prehearing order was issued and established that evidentiary hearings in this proceeding will be held in January 2014. JCP&L intends to vigorously pursue its position in the base rate case and full recovery of the costs associated with the major storm events of 2011 and 2012 but we cannot predict the outcome of these proceedings.

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

On April 13, 2012, the Ohio Companies filed an application with the PUCO to essentially extend the terms of their current ESP for two years. The ESP 3 Application was approved by the PUCO on July 18, 2012. Several parties timely filed applications for rehearing. The PUCO issued an Entry on Rehearing on January 30, 2013 denying all applications for rehearing. Notices of appeal to the Supreme Court of Ohio were filed by two parties in the case, Northeast Ohio Public Energy Council and the ELPC. The matter has not yet been scheduled for oral argument.

As approved, the ESP 3 plan continues certain provisions from the current ESP including:

•	Continuing the current base distribution rate freeze through May 31, 2016;

•	Continuing to provide economic development and assistance to low-income customers for the two-year plan period at levels established in the existing ESP;

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

In accordance with PUCO Rules and a PUCO directive, the Ohio Companies filed their three-year portfolio plan for the period January 1, 2013 through December 31, 2015 on July 31, 2012. Estimated costs for the three Ohio Companies' plans total approximately $250 million over the three-year period, which is expected to be recovered in rates to the extent approved by the PUCO. Hearings were held with the PUCO in October 2012. On March 20, 2013, the PUCO approved the three-year portfolio plan for 2013-2015. Applications for rehearing were filed by the Ohio Companies and several other parties on April 19, 2013. The Ohio Companies filed their request for rehearing primarily to challenge the PUCO's decision to mandate that they offer planned energy efficiency resources into PJM's base residual auction. On May 15, 2013, the PUCO granted the applications for rehearing for the sole purpose of further consideration of the matter. On July 17, 2013, the PUCO issued an entry on rehearing denying the Ohio Companies' application for rehearing, in part, but authorizing the Ohio Companies' to receive 20% of any revenues obtained from bidding energy efficiency and demand response reserves into the PJM auction. The PUCO also confirmed that the Ohio Companies can recover PJM costs and applicable penalties associated with PJM auctions, including the costs of purchasing replacement capacity from PJM incremental auctions, to the extent that such costs or penalties are prudently incurred. On August 16, 2013, ELPC and OCC filed applications for rehearing under the basis that the PUCO's authorization for the Ohio Companies to share in the PJM revenues was unlawful. The PUCO granted rehearing on September 11, 2013 for the sole purpose of further consideration of the issue.

On September 16, 2013, the Ohio Companies filed with the Supreme Court of Ohio a notice of appeal of the PUCO's July 17, 2013 Entry on Rehearing related to energy efficiency, alternative energy, and long-term forecast rules stating that the rules issued by the PUCO are inconsistent with and are not supported by statutory authority. On October 23, 2013, the PUCO filed a motion to dismiss the appeal. The Ohio Companies' response was filed on November 4, 2013.

Additionally, under SB221, electric utilities and electric service companies in Ohio are required to serve part of their load from renewable energy resources measured by an annually increasing percentage amount. In August and October 2009 and in August 2010, the Ohio Companies conducted RFPs to secure RECs. The RECs acquired through these three RFPs were used to help meet the renewable energy requirements established under SB221 for 2009, 2010 and 2011. In August 2011, the Ohio Companies conducted two RFP processes to obtain RECs to meet the statutory benchmarks for 2011 and contribute toward meeting the benchmark for future years. On September 20, 2011 the PUCO opened a new docket to review the Ohio Companies' alternative energy recovery rider through which the Ohio Companies will recover the costs of acquiring these RECs. The PUCO selected auditors to perform a financial and management audit, and final audit reports were filed with the PUCO on August 15, 2012. While generally supportive of the Ohio Companies' approach to procurement of RECs, the management/performance auditor recommended the PUCO examine, for possible disallowance, certain costs associated with the procurement of in-state all renewable obligations that the auditor characterized as excessive. A hearing for this matter commenced on February 19, 2013, and concluded on February 25, 2013. The PUCO issued an Opinion and Order on August 7, 2013 approving the Ohio Companies' acquisition process and their purchases of renewable energy credits to meet statutory mandates in all instances except for part of the purchases arising from one auction and directing the Ohio Companies to credit non-shopping customers in the amount of $43.3 million, plus interest, with such crediting to commence within 60 days following the issuance of a final appealable order on the basis that the Ohio Companies did not prove such purchases were prudent. The Ohio Companies, along with other parties, timely filed applications for rehearing on September 6, 2013. On September 18, 2013, the PUCO issued an entry on rehearing granting rehearing solely for the purpose of further consideration of the matters specified therein.

In March 2012, the Ohio Companies conducted an RFP process to obtain SRECs to help meet the statutory benchmarks for 2012 and beyond. With the successful completion of this RFP, the Ohio Companies achieved their in-state solar compliance requirements for 2012. The Ohio Companies also held a short-term RFP process to obtain all state SRECs and both in-state and all state non-solar RECs to help meet the statutory benchmarks for 2012. The Companies recently reported that all of the Ohio Companies met their annual renewable energy resource requirements for reporting year 2012. The Ohio Companies conducted an RFP in 2013 to cover their all-state SREC and their in-state and all-state REC compliance obligations.

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

PENNSYLVANIA

The Pennsylvania Companies currently operate under DSPs that expired on May 31, 2013, and provide for the competitive procurement of generation supply for customers that do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service. The default service supply is currently provided by wholesale suppliers through a mix of long-term and short-term contracts procured through descending clock auctions, competitive requests for proposals and spot market purchases. On November 17, 2011, the Pennsylvania Companies filed a Joint Petition for Approval of their DSPs that will provide the method by which they will procure the supply for their default service obligations for the period of June 1, 2013 through May 31, 2015. The ALJ issued a Recommended Decision on June 15, 2012, that supported adoption of the Pennsylvania Companies' proposed wholesale procurement plans, denial of their proposed Market Adjustment Charge, and various modifications to the proposed competitive enhancements. The PPUC entered an opinion and order on August 16, 2012, which primarily resolved those issues related to procurement and rate design, but required the submission of revised proposals regarding the retail market enhancement programs. The Pennsylvania Companies filed revised proposals on the retail market enhancements on November 14, 2012. A final order was entered on February 15, 2013, which addressed minor changes to the Pennsylvania Companies' revised enhancement proposals and ordered two choices for cost recovery of those programs. On February 28, 2013, the Pennsylvania Companies filed a petition to amend the August 16, 2012, order related to the description of how the hourly industrial product is to be priced. On April 4, 2013, the PPUC entered a Final Order postponing the implementation of one of the retail market enhancements. On March 20, 2013, answers supporting and opposing the Pennsylvania Companies' February 28 petition were filed by several parties. On July 16, 2013, the PPUC entered an order granting the Pennsylvania Companies' February 28, 2013 petition, thereby amending its August 16, 2012 order and clarifying the description of the hourly industrial product pricing. The Pennsylvania Companies are actively implementing their DSPs as of June 1, 2013. On November 4, 2013, the Pennsylvania Companies filed a default service plan that will provide the method by which they will procure the supply for their default service obligations for the period of June 1, 2015 through May 31, 2017. The Pennsylvania Companies proposed programs call for quarterly descending clock auctions to procure 3, 12, 24, and 48-month energy contracts, as well as, one RFP seeking 2-year contracts to secure solar renewable energy credits for ME, PN, and Penn. The Pennsylvania Companies expect a decision from the PPUC within nine months.

The PPUC entered an Order on March 3, 2010 that denied the recovery of marginal transmission losses through the TSC rider for the period of June 1, 2007 through March 31, 2008, and directed ME and PN to submit a new tariff or tariff supplement reflecting the removal of marginal transmission losses from the TSC. Pursuant to a plan approved by the PPUC, ME and PN refunded those amounts to customers over a 29-month period that began in January of 2011. In April 2010, ME and PN filed a Petition for Review with the Commonwealth Court of Pennsylvania appealing the PPUC's March 3, 2010 Order. On June 14, 2011, the Commonwealth Court issued an opinion and order affirming the PPUC's Order to the extent that it holds that line loss costs are not transmission costs and, therefore, the approximately $254 million in marginal transmission losses and associated carrying charges for the period prior to January 1, 2011, are not recoverable under ME's and PN's TSC riders. The Pennsylvania Supreme Court denied ME's and PN's Petition for Allowance of Appeal on February 28, 2012, and the Supreme Court of the United States denied ME's and PN's Petition for Writ of Certiorari on October 9, 2012. On July 13, 2011, ME and PN also filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania for the purpose of obtaining an order that would enjoin enforcement of the PPUC and Pennsylvania court orders under a theory of federal preemption on the question of retail rate recovery of the marginal transmission loss charges. Proceedings in the U.S. District Court effectively were suspended until conclusion of the proceedings before the United States Supreme Court. Pursuant to procedural orders issued by U.S. District Court Judge Gardner, on December 21, 2012, the PPUC submitted its motion to dismiss the U.S. District Court proceedings. ME and PN submitted their answers on January 9, 2013, and subsequent pleadings were submitted by the PPUC, ME and PN. Oral arguments on the PPUC motion to dismiss took place on May 20, 2013. On September 30, 2013, the U.S. District Court granted the PPUC’s motion to dismiss. On October 29, 2013, ME and PN filed a notice of appeal in the U.S. Court of Appeals for the Third Circuit with respect to the U.S. District Court's decision. As a result of the U.S. District Court's September 30, 2013 decision, FirstEnergy recorded a regulatory asset impairment charge of approximately $254 million (pre-tax) in the quarter ended September 30, 2013 included in Amortization of regulatory assets, net within the Consolidated Statement of Income. FirstEnergy continues to believe in the merits of its case.

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

In February 2011, MP and PE filed a petition with the WVPSC seeking an order declaring that MP owns all RECs associated with the energy and capacity that MP is required to purchase pursuant to electric energy purchase agreements between MP and three NUG facilities in West Virginia. The City of New Martinsville and Morgantown Energy Associates, each the owner of one of the contracted resources, opposed the petition. On November 22, 2011, the WVPSC granted ownership of all RECs produced by the facilities to MP, and held that an electric utility that purchases electric energy and capacity under an electric power purchase agreement with a Qualifying Facility under PURPA owns the RECs associated with that purchase. The West Virginia Supreme Court upheld the WVPSC's decision. The City of New Martinsville and Morgantown Energy Associates filed petitions at FERC alleging the WVPSC order violated PURPA and requested that FERC initiate an enforcement action. On April 24, 2012, FERC issued an order declining to act on the petitions and instead noted that the City of New Martinsville and Morgantown Energy Associates could file complaints in the U.S. District Court. MP and PE filed for rehearing of FERC's order, which was denied on September 20, 2012. The City of New Martinsville filed a complaint in the U.S. District Court for the Southern District of West Virginia on June 1, 2012, alleging that the WVPSC order violates PURPA. Morgantown Energy Associates has joined in filing a similar complaint and requesting damages in the same U.S. District Court. MP and PE filed for judgment on the pleadings in both cases on January 25, 2013. The WVPSC filed a motion to dismiss on June 28, 2013. On September 30, 2013, the District Court ruled in favor of MP and PE and the WVPSC and dismissed the proceedings with prejudice.

The WVPSC opened a general investigation into the June 29, 2012, derecho windstorm with data requests for all utilities. A public meeting for presentations on utility responses and restoration efforts was held on October 22, 2012 and two public input hearings have been held. The WVPSC issued an Order in this matter on January 23, 2013 closing the proceeding and directing electric utilities to file a vegetation management plan within six months and to propose a cost recovery mechanism. This Order also requires MP and PE to file a status report regarding improvements to their storm response procedures by the same date. On July 23, 2013, MP and PE filed their vegetation management plans, which provided for recovery of costs through a surcharge mechanism. On October 3, 2013, the WVPSC issued a procedural schedule for the vegetation management plan proceeding and scheduled a hearing for December 3, 2013.

MP and PE filed their Resource Plan with the WVPSC in August 2012 detailing both supply and demand forecasts and noting a substantial capacity deficiency. MP and PE have filed a Petition for approval of a Generation Resource Transaction with the WVPSC in November 2012 that proposes a net ownership transfer of 1,476 MW of coal-fired generation capacity to MP. The proposed transfer would involve MP's acquisition of the remaining ownership of the Harrison Power Station from AE Supply and the sale of MP's minority interest in the Pleasants Power Station to AE Supply. The proposed transfer would implement a cost-effective plan to assist MP in meeting its energy and capacity obligations with its own generation resources, eliminating the need to make unhedged electricity and capacity purchases from the spot market, which is expected to result in greater rate stability for MP's customers. The plan is expected to remedy MP's capacity and energy shortfalls, which are projected to worsen due to a projected increase in annual load growth of approximately 1.4%. MP and PE will file a base rate case no later than six months from the completion of the transaction. On February 11, 2013, the WVPSC issued an order adopting a procedural schedule for this matter and testimony and briefing has followed. MP and PE also filed with FERC for authorization to effect these transfers and on April 23, 2013, FERC issued an order authorizing the transfers. MP's application for FERC authorization to effect the financing was approved on May 13, 2013. Hearings were held at the WVPSC in late May and briefs and reply briefs have been submitted. A Joint Settlement Agreement was filed by the majority of parties on August 21, 2013. On October 7, 2013, WVPSC issued an order authorizing the transaction, with certain conditions and on October 9, 2013, the transaction closed resulting in MP recording a pre-tax impairment charge of approximately $330 million in the fourth quarter of 2013 to reduce the net book value of the Harrison Power Station to the amount that was permitted to be included in jurisdictional rate base. Additionally, MP recognized a regulatory liability of approximately $23 million in the fourth quarter of 2013 representing refunds to customers associated with the excess purchase price received by MP above the net book value of MP's minority interest in the Pleasants Power Station. The transaction resulted in AE Supply receiving net consideration of $1.1 billion and MP's assumption of a $73.5 million pollution control note. Currently, the $1.1 billion net consideration was financed by MP through an equity infusion from FE of approximately $527 million and a note payable to AE Supply of approximately $573 million.

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

FERC MATTERS

PJM Transmission Rate

PJM and its stakeholders have been debating the proper method to allocate costs for new transmission facilities. While FirstEnergy and other parties advocated for a traditional "beneficiary pays" (or usage based) approach, others advocate for “socializing” the costs on a load-ratio share basis - each customer in the zone would pay based on its total usage of energy within PJM. On August 6, 2009, the U.S. Court of Appeals for the Seventh Circuit found that FERC had not supported a prior FERC decision to allocate costs for new 500 kV and higher voltage facilities on a load ratio share basis and, based on that finding, remanded the rate design issue to FERC. In an order dated January 21, 2010, FERC set this matter for a “paper hearing” and requested parties to submit written comments. FERC identified nine separate issues for comment and directed PJM to file the first round of comments. PJM filed certain studies with FERC on April 13, 2010, which demonstrated that allocation of the cost of high voltage transmission facilities on a beneficiary pays basis results in certain LSEs in PJM bearing the majority of the costs. FirstEnergy and a number of other utilities, industrial customers and state utility commissions supported the use of the beneficiary pays approach for cost allocation for high voltage transmission facilities. Other utilities and state utility commissions supported continued socialization of these costs on a load ratio share basis. On March 30, 2012, FERC issued an order on remand reaffirming its prior decision that costs for new transmission facilities that are rated at 500 kV or higher are to be collected from all transmission zones throughout the PJM footprint by means of a postage-stamp (or socialized) rate based on the amount of load served in a transmission zone and concluding that such methodology is just and reasonable and not unduly discriminatory or preferential. On April 30, 2012, FirstEnergy requested rehearing of FERC's March 30, 2012 order and on March 22, 2013, FERC denied rehearing. On March 29, 2013, FirstEnergy filed its Petition for Review with the U.S. Court of Appeals for the Seventh Circuit, and the case subsequently was consolidated for briefing and disposition before that court. Briefing commenced on September 11, 2013, and is expected to continue into early 2014. Thereafter, the case will be scheduled for oral argument, with a decision currently expected in 2014.

Order No. 1000, issued by FERC on July 21, 2011, required the submission of a compliance filing by PJM or the PJM transmission owners demonstrating that the cost allocation methodology for new transmission projects directed by the PJM Board of Managers satisfied the principles set forth in the order. To demonstrate compliance with the regional cost allocation principles of the order, the PJM transmission owners, including FirstEnergy, submitted a filing to FERC on October 11, 2012, proposing a hybrid method of 50% beneficiary pays and 50% postage stamp to be effective for RTEP projects approved by the PJM Board of Managers on, and after, the effective date of the compliance filing. On January 31, 2013, FERC conditionally accepted the hybrid method to be effective on February 1, 2013, subject to refund and to a future order on PJM's separate Order No. 1000 compliance filing. On March 22, 2013, FERC granted final acceptance of the hybrid method. Certain parties have sought rehearing of parts of FERC's March 22, 2013 order. These requests for rehearing are pending before FERC. On July 10, 2013, the PJM transmission owners, including FirstEnergy, submitted filings to FERC setting forth the cost allocation method for projects that cross the borders between: (1) the PJM region and the New York Independent System Operator region and; (2) the PJM region and the FERC-jurisdictional members of the Southeastern Regional Transmission Planning region. These filings propose to allocate the cost of these interregional transmission projects based on the costs of projects that otherwise would have been constructed separately in each region. On the same date, also in response to Order No. 1000, the PJM transmission owners, including FirstEnergy, also submitted to FERC a filing stating that the cost allocation provisions for interregional transmission projects provided in the Joint Operating Agreement between PJM and MISO comply with the requirements of Order No. 1000. The July 10, 2013 filings are pending before FERC.

RTO Realignment

On June 1, 2011, ATSI and the ATSI zone transferred from MISO to PJM. The move was performed as planned with no known operational or reliability issues for ATSI or for the wholesale transmission customers in the ATSI zone. While most of the matters involved with the move have been resolved, the question of ATSI's responsibility for certain costs for the “Michigan Thumb”

transmission project continues to be disputed; the details of the dispute are discussed below under "MISO Multi-Value Project Rule Proposal." In addition, FERC denied recovery of certain charges that collectively can be described as "exit fees" and certain other transmission cost allocation issues by means of ATSI's transmission rate totaling approximately $78.8 million until such time as ATSI submits a cost/benefit analysis that demonstrates net benefits to customers from the move. ATSI has asked for rehearing of FERC's orders that address the Michigan Thumb transmission project and the exit fee issue. On December 21, 2012, ATSI and other parties filed a proposed settlement agreement with FERC to resolve certain of the exit fee and transmission cost allocation issues that are outstanding with regard to ATSI's transmission rate revisions related to ATSI's move into PJM. On September 19, 2013, FERC rejected that settlement stating ATSI had not shown why its tariff changes are just and reasonable. FERC further stated, consistent with its initial May 31, 2011 ruling on this issue that its September 19, 2013 order is without prejudice to ATSI submitting a cost/benefit analysis demonstrating that the benefits of the RTO realignment decisions outweigh the costs that are sought to be recovered in ATSI's transmission rates. On October 21, 2013, FirstEnergy filed a request for rehearing of FERC's order.

In the May 31, 2011 order, FERC ruled that the costs for certain "legacy RTEP" transmission projects in PJM could be charged to transmission customers in the ATSI zone. ATSI sought rehearing of the question of whether the ATSI zone should pay these legacy RTEP charges and, on September 20, 2012, FERC denied ATSI's request for rehearing. On November 19, 2012, ATSI filed a petition for review with the U.S. Court of Appeals for the D.C. Circuit of FERC's ruling on the "legacy RTEP" issue, and ATSI's initial brief was filed with that court on April 11, 2013. FERC filed its brief on June 25, 2013, and FirstEnergy filed its reply brief on August 9, 2013, and final reply brief on August 28, 2013. FERC filed its final brief on August 30, 2013. The court has scheduled oral argument for December 11, 2013, and a decision is expected in the second quarter of 2014.

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

Regarding the first litigation track, in 2010 and 2011 FERC issued orders that approved the MISO proposal. On October 31, 2011, FirstEnergy filed a Petition of Review of those orders with the U.S. Court of Appeals for the D.C. Circuit. Other parties also filed appeals of those orders and, in November 2011, the appeals were consolidated for briefing and disposition in the U.S. Court of Appeals for the Seventh Circuit. Briefs were filed in late 2012 and early 2013, and the court heard oral arguments on April 10, 2013. On June 7, 2013, the Seventh Circuit issued an order that ratified FERC's acceptance of the MISO's proposed MVP tariff. On October 7, 2013, several parties, including FirstEnergy, filed appeals of the Seventh Circuit's decision with the U.S. Supreme Court. FirstEnergy continues to evaluate the Seventh Circuit's order and its substantive and procedural options on other holdings in the opinion.

Regarding the second litigation track, in February 2012, FERC accepted the MISO's proposed Schedule 39 tariff, subject to hearings and potential refund of MVP charges to ATSI. FERC set for hearing the question of whether it is just and reasonable for ATSI to pay the Michigan Thumb Project costs and, if so, the amount of and methodology for calculating ATSI's Michigan Thumb Project cost responsibility. The hearings took place in April 2013, and on July 16, 2013 the ALJ issued an Initial Decision ruling that ATSI must pay the "Schedule 39" MVP costs. FirstEnergy and other parties submitted Briefs on Exceptions on August 15, 2013. The MISO and other parties filed Briefs Opposing Exceptions on September 4, 2013. The matter is pending before FERC for final decision.

FirstEnergy cannot predict the outcome of these proceedings or estimate the possible loss or range of loss.

California Claims Matters

In October 2006, several California governmental and utility parties presented AE Supply with a settlement proposal to resolve alleged overcharges for power sales by AE Supply to the California Energy Resource Scheduling division of the CDWR during 2001. The settlement proposal claims that CDWR is owed approximately $190 million for these alleged overcharges. This proposal was made in the context of mediation efforts by FERC and the U.S. Court of Appeals for the Ninth Circuit in several pending proceedings to resolve all outstanding refund and other claims, including claims of alleged price manipulation in the California energy markets, during 2000 and 2001. The Ninth Circuit had previously remanded one of those proceedings to FERC, which dismissed the claims of the California Parties in May 2011, and affirmed the dismissal in June 2012. On June 20, 2012, the California Parties appealed FERC's decision back to the Ninth Circuit. Briefing was completed before the Ninth Circuit on October 23, 2013. The timing of further action by the Ninth Circuit is unknown.

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

On July 3, 2013, FirstEnergy and the Seneca Nation each submitted "Preliminary License Proposals" in the relicensing dockets. These submissions are intended to be non-binding indications of types of project upgrades that may be proposed in the parties' respective final licensing applications, as well as an indication of the scope and direction of the parties' plans for the upcoming final licensing applications. On October 1, 2013, FERC staff provided comments on FirstEnergy's and the Seneca Nation's Preliminary Licensing Proposals, including identifying deficiencies for the applicants to address in their applications. FirstEnergy and the Seneca Nation each are required to submit their application for the project license by December 2, 2013.

Hydroelectric Asset Sale

On September 4, 2013, certain of FirstEnergy’s subsidiaries submitted filings with FERC for authorization to sell eleven hydroelectric power plant projects to subsidiaries of Harbor Hydro Holdings, LLC (Harbor Hydro), a subsidiary of LS Power Equity Partners II, LP (LS Power) for approximately $400 million. The eleven hydroelectric projects are: the Seneca Pumped Storage Project, Allegheny Lock & Dam No. 5, Allegheny Lock & Dam No. 6, the Lake Lynn Project, the Millville Hydro Project, the Dam No. 4 Project, the Dam No. 5 Project, and four additional projects located in Shenandoah, Front Royal and Luray, Virginia. The eleven projects have a combined generating capacity of approximately 527 MW. Resolution of the potential competing hydro license application of the Seneca Nation for the Seneca Pumped Storage Project and other claims and matters is a condition to closing of the proposed asset sale. FirstEnergy’s submittals for regulatory authorization include a request for authorization to transfer the hydroelectric licenses under Part I of the FPA, and a request for authorization to transfer the FERC-jurisdictional facilities associated with the hydroelectric projects under Part II of the FPA. On September 25, 2013, the Seneca Nation submitted a pleading in the Part II regulatory proceeding wherein the Seneca Nation reiterated the real estate and other claims that the Seneca Nation has advanced in the Seneca Pumped Storage Project relicensing proceeding. On October 18, 2013, the Seneca Nation reiterated its real estate claims in comments on the Part I application to transfer the license for the Seneca Pumped Storage Project. However, the Seneca Nation noted in both sets of comments that it does not oppose the proposed sale or license transfer “at this time.” On November 1, 2013, FERC issued an order granting the FPA Part II authorization to transfer the hydro assets (the license transfer application remains pending before FERC). Additional filings have been submitted to FERC for the purpose of implementing the transaction once regulatory approval is obtained. The VSCC also must approve the sale for the assets that are located in Virginia, and the application for such approval was submitted on September 19, 2013. Once the regulatory authorizations are granted and the other closing conditions are satisfied, FirstEnergy expects to close this asset sale transaction in the fourth quarter of 2013. See Note 16, Discontinued Operations and Assets Held for Sale for additional information regarding the potential asset sales.

MISO Capacity Portability

On June 11, 2012, FERC issued a Notice of Request for Comments regarding whether existing rules on transfer capability act as barriers to the delivery of capacity between MISO and PJM. FERC is responding to suggestions from MISO and the MISO stakeholders that PJM's rules regarding the criteria and qualifications for external generation capacity resources be changed to ease participation by resources that are located in MISO in PJM's RPM capacity auctions. FirstEnergy submitted comments and reply comments in August 2012. In the fall of 2012, FirstEnergy participated in certain stakeholder meetings to review various proposals advanced by MISO. Although none of MISO's proposals attracted significant stakeholder support, on January 3, 2013, MISO filed a pleading with FERC that renewed many of the arguments advanced in prior MISO filings and asked FERC to take expedited action to address MISO's allegations. FirstEnergy and other parties subsequently submitted filings arguing that MISO's concerns largely are without foundation and suggesting that FERC order that the remaining concerns be addressed in the existing stakeholder process that is described in the PJM/MISO Joint Operating Agreement. On April 2, 2013, FERC issued an order directing MISO and PJM to make presentations to FERC regarding ongoing regional efforts to address whether barriers to transfer capability exist between the MISO and PJM regions and the actions the FERC should take to address any such barriers. The RTOs presented their respective positions to FERC on June 20, 2013 and provided additional information regarding their stakeholder prioritization survey, in response to a FERC request on June 27, 2013. On September 26, 2013, the RTOs jointly submitted an informational filing providing a description of and schedule for their Joint and Common Market initiatives. FERC has not acted on the presentations, and the RTOs and affected parties are working to address the MISO's proposal in stakeholder proceedings. Changes to the criteria and qualifications for participation in the PJM RPM capacity auctions could have a significant impact on the outcome of those auctions, including a negative impact on the prices at which those auctions would clear.

MOPR Reform

On December 7, 2012, PJM filed amendments to its tariff to revise the MOPR used in the RPM. PJM revised the MOPR to add two broad, categorical exemptions, eliminate an existing exemption, and to limit the applicability of the MOPR to certain capacity resources. The filing also included related and conforming changes to the RPM posting requirements and to those provisions describing the role of the Independent Market Monitor for the PJM Region. On May 2, 2013, FERC issued an order in large part accepting PJM's proposed reform of the MOPR, including the proposed exemptions and applicability but also requiring PJM to commit to future review and, if necessary, additional revisions to the MOPR to accommodate changing market conditions. On June 3, 2013, FirstEnergy submitted a request for rehearing of FERC's May 2, 2013 order. In its rehearing request, FirstEnergy referenced the results of the May 2013 PJM RPM capacity auction, and the data that is available in the public domain about the reasons for the unexpectedly low "rest-of-RTO" clearing price of $59 per MW-day, as supporting its contention that the MOPR reform depressed prices as predicted in FirstEnergy's December 28, 2012 and January 25, 2013 comments. FirstEnergy's request for rehearing is pending before FERC.

Synchronous Condensers

On December 20, 2012, FERC approved the transfer by FG to ATSI of certain deactivated generation assets associated with Eastlake Units 1 through 5 and Lakeshore Unit 18 to facilitate their conversion to synchronous condensers to provide voltage support on the ATSI transmission system. The transfer price of the assets was approximately $21.5 million and the estimated conversion cost was approximately $60 million. The transfer of Eastlake Units 4 and 5 was completed on January 31, 2013 and ATSI completed the conversion of Eastlake Unit 5 in July 2013 and is expected to complete Eastlake Unit 4 by June 1, 2014. The transfer of each of the remaining units and conversion to synchronous condensers will occur when the use of the unit for RMR purposes is no longer required. On January 22, 2013, ATSI requested clarification or, in the alternative, rehearing with respect to a statement in the FERC order authorizing the transfer that ATSI's current formula rate does not include the accounts and components necessary to allow for recovery of the costs associated with acquisition of the transferred assets and that ATSI must make a filing under Section 205 of the FPA in order to recover those costs. ATSI requested clarification from FERC noting its formula rate currently includes the necessary accounts and components to allow for such recovery and that a Section 205 filing is not required. On August 5, 2013, FERC clarified that the issue of whether the cost of the transferred facilities and any conversion costs could be included in ATSI’s formula rates is more appropriately addressed during ATSI’s yearly formula rate update process. Based on this clarification by FERC, FE and FES recognized a pre-tax gain of approximately $17 million in the third quarter of 2013 representing the sales price to ATSI over the net book value.

FTR Underfunding Complaint

In PJM, FTRs are a mechanism to hedge congestion and they operate as a financial replacement for physical firm transmission service. FTRs are financially-settled instruments that entitle the holder to a stream of revenues based on the hourly congestion price differences across a specific transmission path in the PJM Day-ahead Energy Market. FE also performs bilateral transactions for the purpose of hedging the price differences between the location of supply resources and retail load obligations. Due to certain language in the PJM tariff, the funds that are set aside to pay FTRs can be diverted to other uses, resulting in “underfunding” of FTR payments. Since June of 2010, FES and AE Supply have lost more than $63.5 million in revenues that they otherwise would have received as FTR holders to hedge congestion costs. FES and AE Supply expect to continue to experience significant underfunding.

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

In January 2011, the U.S. DOJ filed a complaint against PN in the U.S. District Court for the Western District of Pennsylvania seeking injunctive relief against PN based on alleged “modifications” at the coal-fired Homer City generating plant during 1991 to 1994 without pre-construction NSR permitting in violation of the CAA's PSD and Title V permitting programs. The complaint was also filed against the former co-owner, NYSEG, and various current owners of Homer City, including EME Homer City Generation L.P. and affiliated companies, including Edison International. In addition, the Commonwealth of Pennsylvania and the states of New Jersey and New York intervened and filed separate complaints regarding Homer City seeking injunctive relief and civil penalties. In October 2011, the Court dismissed all of the claims with prejudice of the U.S. DOJ and the Commonwealth of Pennsylvania and the states of New Jersey and New York against all of the defendants, including PN. In December 2011, the U.S., the Commonwealth of Pennsylvania and the states of New Jersey and New York all filed notices appealing to the Third Circuit Court of Appeals which affirmed the dismissal on August 21, 2013. PN believes the claims are without merit and intends to vigorously defend itself against the allegations made in these complaints. The parties dispute the scope of NYSEG's and PN's indemnity obligation to and from Edison International. PN is unable to predict the outcome of this matter or estimate the loss or possible range of loss.

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

National Ambient Air Quality Standards

The EPA's CAIR requires reductions of NOx and SO2 emissions in two phases (2009/2010 and 2015), ultimately capping SO2 emissions in affected states to 2.5 million tons annually and NOx emissions to 1.3 million tons annually. In 2008, the U.S. Court of Appeals for the District of Columbia decided that CAIR violated the CAA but allowed CAIR to remain in effect to “temporarily preserve its environmental values” until the EPA replaces CAIR with a new rule consistent with the Court's decision. In July 2011, the EPA finalized CSAPR, to replace CAIR, requiring reductions of NOx and SO2 emissions in two phases (2012 and 2014), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. On December 30, 2011, CSAPR was stayed by the U.S. Court of Appeals for the District of Columbia Circuit and was ultimately vacated by the Court on August 21, 2012. The Court has ordered EPA to continue administration of CAIR until it finalizes a valid replacement for CAIR. On January 24, 2013, EPA and intervenors' petitions seeking rehearing or rehearing en banc were denied by the U.S. Court of Appeals for the District of Columbia Circuit. On June 24, 2013, the Supreme Court of the United States agreed to review the decision vacating CSAPR. Oral argument is scheduled for December 10, 2013. Depending on the outcome of these proceedings and how any final rules are ultimately implemented, the future cost of compliance may be substantial and changes to FirstEnergy's and FES' operations may result.

Hazardous Air Pollutant Emissions

On December 21, 2011, the EPA finalized the MATS imposing emission limits for mercury, PM, and HCL for all existing and new coal-fired electric generating units effective in April 2015 with averaging of emissions from multiple units located at a single plant. Under the CAA, state permitting authorities can grant an additional compliance year through April 2016, as needed, including instances when necessary to maintain reliability where electric generating units are being closed. On December 28, 2012, the WVDEP granted a conditional extension through April 16, 2016 for MATS compliance at the Fort Martin, Harrison and Pleasants stations. On March 20, 2013, the PA DEP granted an extension through April 16, 2016 for MATS compliance at the Hatfield's Ferry and Mansfield stations. In addition, an EPA enforcement policy document contemplates up to an additional year to achieve compliance, through April 2017, under certain circumstances for reliability critical units. MATS has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit by various entities, including FirstEnergy's challenge of the PM emission limit imposed on petroleum coke boilers, such as Bay Shore Unit 1. Oral argument is scheduled for December 10, 2013. FirstEnergy and other entities have also petitioned EPA to reconsider and revise various regulatory requirements under MATS. Depending on the outcome of these proceedings and how the MATS are ultimately implemented, FirstEnergy's future cost of compliance with MATS is currently estimated to be approximately $465 million.

As of September 1, 2012, Albright, Armstrong, Bay Shore Units 2-4, Eastlake Units 4-5, R. Paul Smith, Rivesville and Willow Island were deactivated. FG entered into RMR arrangements with PJM for Eastlake Units 1-3, Ashtabula Unit 5 and Lake Shore Unit 18 through the spring of 2015, when they are scheduled to be deactivated. As of October 9, 2013, the Hatfield's Ferry and Mitchell stations were also deactivated.

FirstEnergy and FES have various long-term coal transportation agreements, some of which run through 2025 and certain of which are related to the plants described above. We have asserted force majeure defenses for delivery shortfalls under certain agreements, and we are in discussion with the applicable counterparties. Under one agreement, we have settled monetary claims for damages for the failure to take minimum quantities for the calendar year 2012 by the payment of approximately $45 million, and agreed to pay liquidated damages for delivery shortfalls, if any, for 2013 and 2014. As to another agreement, based on the state of current negotiations, penalties of approximately $25 million for delivery shortfalls for 2012 were recorded in the third quarter of 2013, and we could incur additional penalties for any delivery shortfalls in 2013 and 2014. If we fail to reach a resolution with applicable counterparties for the unresolved aspects of the transportation agreements and it were ultimately determined that, contrary to our belief, the force majeure provisions or other defenses do not excuse delivery shortfalls, the results of operations and financial condition of both FirstEnergy and FES could be materially adversely impacted.

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

In September 2009, the EPA finalized a national GHG emissions collection and reporting rule that required the measurement and reporting of GHG emissions commencing in 2010. In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act.” The EPA's finding concludes that concentrations of several key GHGs increase the threat of climate change and may be regulated as “air pollutants” under the CAA. In April 2010, the EPA finalized new GHG standards for model years 2012 to 2016 passenger cars, light-duty trucks and medium-duty passenger vehicles and clarified that GHG regulation under the CAA would not be triggered for electric generating plants and other stationary sources until January 2, 2011, at the earliest. In May 2010, the EPA finalized new thresholds for GHG emissions that define when NSR pre-construction permits would be required including an emissions applicability threshold of 75,000 tons per year of CO2 equivalents for existing facilities under the CAA's PSD program. On April 13, 2012, the EPA proposed new source performance standards for GHG emissions from newly constructed fossil fuel generating units that are larger than 25 MW, which were ultimately withdrawn. On June 25, 2013, a Presidential memorandum directed EPA to complete, in a timely fashion, proposed new source performance standards for GHG emissions from newly constructed fossil fuel generating units, starting with re-proposal by September 20, 2013, and propose by June 1, 2014 and complete by June 1, 2015, GHG emission standards for existing fossil fuel generating units. On September 20, 2013, EPA proposed a new source performance standard of 1,000 lbs. CO2/MWH for large natural gas fired units (> 850 mmBTU/hr), and 1,100 lbs. CO2/MWH for other natural gas fired units (≤ 850 mmBTU/hr), and 1,100 lbs. CO2/MWH for fossil fuel fired units which would require partial carbon capture and storage. On October 15, 2013, the U.S. Supreme Court agreed to review a June 2012 D.C. Circuit Court of Appeals decision upholding EPA's May 2010 regulations to decide a single narrow question: "Whether EPA permissibly determined that its regulation of greenhouse gas emissions from new motor vehicles triggered permitting requirements under the CAA for stationary sources that emit greenhouse gases?" Depending on the outcome of these proceedings and how any final rules are ultimately implemented, future cost of compliance may be substantial and changes to FirstEnergy's and FES' operations may result.

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

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal CWA and its amendments, apply to FirstEnergy's plants. In addition, the states in which FirstEnergy operate have water quality standards applicable to FirstEnergy's operations.

In 2004, the EPA established new performance standards under Section 316(b) of the CWA for reducing impacts on fish and shellfish from cooling water intake structures at certain existing electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility's cooling water system). In 2007, the U.S. Court of Appeals for the Second Circuit invalidated portions of the Section 316(b) performance standards and the EPA has taken the position that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. In April 2009, the U.S. Supreme Court reversed one significant aspect of the Second Circuit's opinion and decided that Section 316(b) of the CWA authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. On March 28, 2011, the EPA released a new proposed regulation under Section 316(b) of the CWA to reduce fish impingement to a 12% annual average and determine site-specific controls, if any, to reduce entrainment of aquatic life following studies to be provided to permitting authorities. The period for finalizing the Section 316(b) regulation has been extended to November 20, 2013 under a Settlement Agreement between EPA and certain NGOs. FirstEnergy is studying various control options and their costs and effectiveness, including pilot testing of reverse louvers in a portion of the Bay Shore power plant's water intake channel to divert fish away from the plant's water intake system. Depending on the results of such studies and the EPA's further rulemaking and any final action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures.

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

In December 2010, PA DEP submitted its CWA 303(d) list to the EPA with a recommended sulfate impairment designation for an approximately 68 mile stretch of the Monongahela River north of the West Virginia border. In May 2011, the EPA agreed with PA DEP's recommended sulfate impairment designation which requires the development of a TMDL limit for the river, a process that will take PA DEP approximately five years. However, the Hatfield's Ferry and Mitchell Plants in Pennsylvania that discharge into the Monongahela River were deactivated on October 9, 2013.

FirstEnergy intends to vigorously defend against the CWA matters described above but, except as indicated above, cannot predict their outcomes or estimate the possible loss or range of loss.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA of 1976, as amended, and the Toxic Substances Control Act of 1976. Certain fossil-fuel combustion residuals, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation.

In December 2009, in an advance notice of public rulemaking, the EPA asserted that the large volumes of coal combustion residuals produced by electric utilities pose significant financial risk to the industry. In May 2010, the EPA proposed two options for additional regulation of coal combustion residuals, including the option of regulation as a special waste under the EPA's hazardous waste management program which could have a significant impact on the management, beneficial use and disposal of coal combustion residuals. On April 19, 2013, the EPA stated it would "align" its proposed coal combustion residuals regulations with revised waste water discharge effluent limitations guidelines and standards for the Steam Electric Power Generating category (40 CFR Part 423) that were proposed on that date. On July 25, 2013, the House of Representatives passed H.R. 221 that would require CCRs to be regulated under Subtitle D of RCRA, as non-hazardous. Depending on the content of the EPA's final effluent limitations rule and the specifics of any "alignment", the future costs of compliance with such standards may require material capital expenditures.

On July 27, 2012, the PA DEP filed a complaint against FG in the U.S. District Court for the Western District of Pennsylvania with claims under the RCRA and Pennsylvania's Solid Waste Management Act regarding the LBR CCB Impoundment and simultaneously proposed a Consent Decree between PA DEP and FG to resolve those claims. On December 14, 2012, a modified Consent Decree that addresses public comments received by PA DEP was entered by the court, requiring FG to conduct monitoring studies and submit a closure plan to the PA DEP, no later than March 31, 2013, and discontinue disposal to LBR as currently permitted by December 31, 2016. The modified Consent Decree also requires payment of civil penalties of $800,000 to resolve claims under the Solid Waste Management Act. On February 1, 2013, FG submitted a Feasibility Study analyzing various technical issues relevant to the closure of LBR. On March 28, 2013, FG submitted to the PA DEP a Closure Plan Major Permit Modification Application which provides for placing a final cap over LBR that would require 15 years to fully implement following the closure of LBR. The estimated cost for the proposed closure plan is $234 million, including environmental and other post closure costs. On October 3, 2013, the PA DEP issued a technical deficiency letter citing four main deficiencies with the Closure Plan: (1) seeking to accelerate the 15 year period proposed by FG for closure activities to complete closure in 9 years by commencing closure activities prior to 2017 as proposed by FG; (2) seeking to extend bond closure and post closure activities beyond the 45 years proposed by FG; (3) seeking active dewatering of the CCBs in areas where there are seeps impacted by the Impoundment; and (4) seeking an abatement plan for groundwater impacted by arsenic. The Bruce Mansfield Plant is pursuing several options for its CCBs following December 31, 2016, and on January 23, 2013, announced a plan for beneficial use of its CCBs for mine reclamation in LaBelle, Pennsylvania. In June 2013, a complaint filed in the U.S. District Court for the Western District of Pennsylvania, alleges the LaBelle site is in violation of RCRA and state laws. On December 20, 2012, the Environmental Integrity Project and others served FG with a citizen suit notice alleging CWA and PA Clean Streams Law Violations at LBR.

On October 10, 2013, a complaint was filed on behalf of approximately 50 individuals against FE, FG and FES in the U.S. District Court for the Northern District of West Virginia seeking damages for alleged property damage, bodily injury and emotional distress related to the LBR CCB Impoundment. The complaint states claims for private nuisance, negligence, negligence per se, reckless conduct and trespass related to alleged groundwater contamination and odors emanating from the Impoundment. FE, FG and FES believe the claims are without merit and intend to vigorously defend themselves against the allegations made in this complaint, but, at this time, are unable to predict the outcome of the above matter or estimate the possible loss or range of loss.

FirstEnergy's future cost of compliance with any coal combustion residuals regulations that may be promulgated could be substantial and would depend, in part, on the regulatory action taken by the EPA and implementation by the EPA or the states. Compliance with those regulations could have an adverse impact on FirstEnergy's results of operations and financial condition.

Certain of FirstEnergy's utilities have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of September 30, 2013 based on estimates of the total costs of cleanup, FE's and its subsidiaries' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $124 million have been accrued through September 30, 2013. Included in the total are accrued liabilities of approximately $82 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FirstEnergy or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the possible losses or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of September 30, 2013, FirstEnergy had approximately $2.2 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of its parental guaranty, as appropriate. The values of FirstEnergy's NDT fluctuate based on market conditions. If the value of the trusts decline by a material amount, FirstEnergy's obligation to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDT. FE maintains a $125 million parental guaranty relating to a potential shortfall in nuclear decommissioning funding for Beaver Valley Unit 1 and Perry. FE also maintains an $11 million parental guaranty in support of the decommissioning of the spent fuel storage facilities located at its Davis-Besse and Perry nuclear facilities.

On October 4, 2013, during a refueling outage for Beaver Valley Unit 1, FENOC conducted a planned visual examination of the interior containment liner and coatings. The containment design for Beaver Valley includes an interior steel liner that is surrounded by reinforced concrete. A penetration through the containment steel liner plate of approximately 0.4 inches by 0.28 inches was discovered. A detailed investigation was initiated, including laboratory analysis that has indicated that the degraded area was initiated by foreign material inadvertently left in the concrete during construction. An assessment has been performed which concluded that any postulated leakage through the affected area was within overall allowable limits for the containment building. The structural integrity of the containment building is not affected. Repair of the containment liner has been completed and is not expected to impact the restart of the Unit.

In August 2010, FENOC submitted an application to the NRC for renewal of the Davis-Besse operating license for an additional twenty years, until 2037. An NRC ASLB granted a hearing on the Davis-Besse license renewal application to a group of petitioners. On July 9, 2012, the petitioners' proposed a contention on the environmental impacts of spent fuel storage in the Davis-Besse license renewal proceeding. In an order dated August 7, 2012, the NRC stated that it will not issue final licensing decisions until it has appropriately addressed the challenges to the NRC Waste Confidence Decision and Temporary Storage Rule and all pending contentions on this topic should be held in abeyance. The ASLB has suspended further consideration of the petitioners' proposed contention on the environmental impacts of spent fuel storage at Davis-Besse. The NRC Staff issued Waste Confidence Draft Generic Environmental Impact Statement and published a proposed rule on this subject in September of 2013.

In May 2013, four petitioners requested a hearing on an NRC LAR submitted by FENOC to amend the Technical Specifications for the Davis-Besse plant to support plant operations following replacement of the steam generators, which is scheduled to be completed in April 2014. The petitioners also challenged FENOC's ability to replace the steam generators at the Davis-Besse plant under the NRC regulations, 10 CFR §50.59 without submitting a formal LAR. By an order dated August 12, 2013, the NRC denied the request for a hearing.

As part of routine inspections of the concrete shield building at Davis-Besse Nuclear Power Station FENOC identified changes to the laminar cracking condition discovered in 2011. FENOC expanded its sample size to include all of the existing core bores in the shield building. These inspections are now complete. FENOC identified additional subsurface cracking that determined to be pre-existing, but not previously identified, due to improved inspection technology. In addition, these inspections revealed that the cracking condition has propagated a small amount in select areas. Preliminary analysis of the inspections results confirm that the building continues to maintain its structural integrity, and its ability to safely perform all of its functions.

By a letter dated August 25, 2011, the NRC made a final significance determination (white) associated with a violation that occurred during the retraction of a source range monitor from the Perry reactor vessel. The NRC also placed Perry in the degraded cornerstone column (Column 3) of the NRC's Action Matrix governing the oversight of commercial nuclear reactors. As a result, the NRC staff conducted several supplemental inspections, including inspections using Inspection Procedure 95002 to determine if the root cause and contributing causes of risk significant performance issues were understood, the extent of condition was identified, whether safety culture contributed to the performance issues, and if FENOC's corrective actions are sufficient to address the causes and prevent recurrence. On August 12, 2013, the NRC issued an inspection report for the final 95002 Supplemental Inspection for Perry and returned Perry to the Licensee Response Column (Column 1) of the NRC's ROP Action Matrix.

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

ICG Litigation

On December 28, 2006, AE Supply and MP filed a complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against ICG, Anker WV, and Anker Coal. Anker WV entered into a long term Coal Sales Agreement with AE Supply and MP for the supply of coal to the Harrison generating facility. Prior to the time of trial, ICG was dismissed as a defendant by the Court, which issue can be the subject of a future appeal. As a result of defendants' past and continued failure to supply the contracted coal, AE Supply and MP have incurred and will continue to incur significant additional costs for purchasing replacement coal. A non-jury trial was held from January 10, 2011 through February 1, 2011. At trial, AE Supply and MP presented evidence that they have incurred in excess of $80 million in damages for replacement coal purchased through the end of 2010 and will incur additional damages in excess of $150 million for future shortfalls. Defendants primarily claim that their performance is excused under a force majeure clause in the coal sales agreement and presented evidence at trial that they will continue to not provide the contracted yearly tonnage amounts. On May 2, 2011, the court entered a verdict in favor of AE Supply and MP for $104 million ($90 million in future damages and $14 million for replacement coal / interest). On August 25, 2011, the Allegheny County Court denied all Motions for Post-Trial relief and the May 2, 2011 verdict became final. On August 26, 2011, the defendants posted bond and filed a Notice of Appeal with the Superior Court. On August 13, 2012, the Superior Court affirmed the $14 million past damages award but vacated the $90 million future damages award. While the Superior Court found that the defendants still owed future damages, it remanded the calculation of those damages back to the trial court. The specific amount of those future damages is not known at this time, but they are expected to be calculated at a market price of coal that is significantly lower than the price used by the trial court. On August 27, 2012, AE Supply and MP filed an Application for Reargument En Banc with the Superior Court, which was denied on October 19, 2012. AE Supply and MP filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court on November 19, 2012. On July 2, 2013, the Petition for Allowance of Appeal was denied and in the second quarter of 2013 the now final past damage award of $15.5 million (including interest) was recognized. The case was sent back to the trial court to recalculate the future damages only and is currently in the discovery phase.

Other Legal Matters

In 2010, a lawsuit was filed in Allegheny County Court of Common Pleas by Michael Goretzka, for wrongful death and negligence after his wife was fatally electrocuted when she contacted a downed power line. The trial resulted in a verdict against WP and the parties settled this matter. WP's portion of the settlement was covered by insurance subject to the remainder of its deductible. On May 30, 2012, the PPUC's Bureau of Investigation and Enforcement (I&E) filed a Formal Complaint at the PPUC regarding this matter. On February 13, 2013, WP and I&E filed a Joint Petition for Full Settlement that includes, among other things, WP's agreement to conduct an infrared inspection of its primary distribution system, modify certain training programs, and pay an $86,000 civil penalty, which settlement is subject to PPUC approval. On August 29, 2013, the PPUC entered an Order granting the Goretzka family limited party status for the sole purpose of submitting comments to the settlement and issuing the settlement for comment by the parties. On September 16, 2013, the Goretzka family filed Limited Objections to the settlement. Reply comments were filed by WP on September 30, 2013.

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 12, Regulatory Matters of the Combined Notes to Consolidated Financial Statements.

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

Results of Operations

Net income decreased by $251 million in the first nine months of 2013 compared to the same period of 2012, as more fully described below.

Revenues -

Total revenues increased $144 million, in the first nine months of 2013, compared to the same period of 2012, primarily due to growth in governmental aggregation and mass market sales and an increase in POLR and structured sales, partially offset by a decline in wholesale sales. Revenues were adversely impacted by lower unit prices compared to 2012 as a result of a significant decrease in market prices beginning in the fourth quarter of 2011 when the 2013 Competitive retail sales position was approximately 50% committed.

The increase in total revenues resulted from the following sources:

	Nine Months Ended September 30		Increase
Revenues by Type of Service	2013	2012	(Decrease)
	(In millions)
Direct	$2,162	$2,157	$5
Governmental Aggregation	911	788	123
Mass Market	335	264	71
POLR and Structured	862	693	169
Wholesale	180	429	(249)
Transmission	98	84	14
RECs	—	5	(5)
Other	107	91	16
Total Revenues	$4,655	$4,511	$144

	Nine Months Ended September 30		Increase
MWH Sales by Channel	2013	2012	(Decrease)
	(In thousands)
Direct	41,678	39,922	4.4%
Governmental Aggregation	15,975	12,833	24.5%
Mass Market	5,045	3,865	30.5%
POLR and Structured	16,780	12,300	36.4%
Wholesale	—	96	(100.0)%
Total MWH Sales	79,478	69,016	15.2%

The increase in Direct revenues of $5 million resulted from higher sales volumes due to the acquisition of new customers and weather related usage as heating degree days were 26% above 2012 levels, partially offset by cooling degree days, which were 18% below 2012 levels, and lower unit prices. The increase in Governmental Aggregation of $123 million resulted from the acquisition of new customers primarily in Illinois and weather related usage, partially offset by lower unit prices. The increase in Mass Market of $71 million resulted from the acquisition of new customers primarily in Ohio and Pennsylvania and weather related usage, partially offset by lower unit prices. The Direct, Governmental Aggregation and Mass Market customer base increased to 2.7 million customers as of September 30, 2013, as compared to 2.5 million as of September 30, 2012.

The increase in POLR and structured revenues of $169 million was due primarily to increased sales volumes in each channel, which were partially offset by lower unit prices.

Wholesale revenues decreased $249 million primarily due to lower gains of $189 million on financially settled contracts, a $58 million decrease in capacity revenues resulting primarily from lower capacity prices and $2 million in lower sales volumes. The decrease in wholesale sales volumes was due to lower generation available for sale, primarily as a result of the plants that were deactivated in 2012 and those under RMR arrangements, lower nuclear generation and higher retail sales volumes.

Transmission revenue increased $14 million due to higher congestion revenue and higher ancillary revenue associated with additional retail load.

Other revenue increased $16 million due primarily to repurchases in 2012 of third-party lessor equity interests in OE’s existing sale and leaseback of Beaver Valley Unit 2. FES earns lease revenue associated with the equity interests it repurchased.

The following tables summarize the price and volume factors contributing to changes in revenues:

Source of Change in Direct Revenues	Increase (Decrease)
(In millions)

Effect of increase in sales volumes	$95
Change in prices	(90)
$5

Source of Change in Governmental Aggregation Revenues	Increase (Decrease)
(In millions)

Effect of increase in sales volumes	$193
Change in prices	(70)
$123

Source of Change in Mass Market Revenues	Increase (Decrease)
(In millions)

Effect of increase in sales volumes	$80
Change in prices	(9)
$71

Source of Change in POLR and Structured Revenues	Increase (Decrease)
(In millions)

Effect of increase in sales volumes	$260
Change in prices	(91)
$169

Source of Change in Wholesale Revenues	Decrease
(In millions)

Gain on settled contracts	$(189)
Effect of decrease in sales volumes	(2)
Capacity revenue	(58)
$(249)

Operating Expenses -

Total operating expenses increased by $418 million in the first nine months of 2013 compared to the same period of 2012.

The following table summarizes the factors contributing to the changes in fuel and purchased power costs in the first nine months of 2013 compared with the same period of 2012:

Source of Change in Fuel and Purchased Power	Increase (Decrease)
(In millions)
Fossil Fuel:
Change due to increased unit costs	$21
Change due to volume consumed	(63)
(42)

Nuclear Fuel:
Change due to increased unit costs	5
Change due to volume consumed	(5)
—

Non-affiliated Purchased Power:
Change due to increased unit costs	96
Change due to volume purchased	560
Loss on settled contracts	(201)
Capacity expense	(125)
330

Affiliated Purchased Power:
Change due to increased unit costs	23
Change due to volume purchased	(14)
Loss on settled contracts with AE Supply	11
20
Net Increase in Fuel and Purchased Power Costs	$308

Fuel costs decreased $42 million primarily due to lower volumes associated with the plants that were deactivated in 2012 and those under RMR arrangements, partially offset by higher unit costs. The increase in unit costs is due to settlements of past damages on transportation contracts associated with plants deactivated in 2012 and those under RMR arrangements, partially offset by lower unit prices resulting from new and restructured coal contracts. The increase in non-affiliated purchased power expense was due to higher volumes and unit prices, partially offset by fewer losses on settled contracts and lower capacity expense.

Other operating expenses increased by $77 million in the first nine months of 2013, compared to the same period of 2012 due to the following:

•	Fossil operating costs decreased by $31 million due primarily to lower labor costs resulting from previously deactivated units and lower compensation and benefit expenses based on plan changes.

•
Nuclear operating costs decreased by $27 million due primarily to lower contractor, materials and equipment costs. In 2013, there was a single refueling outage at Perry while there were two refueling outages during the same period of 2012. Additionally, compensation and benefit expenses were lower as a result of plan changes in 2013.

•
Transmission expenses increased $71 million due primarily to higher rates associated with higher ancillary, network and line loss costs and additional retail load, partially offset by lower congestion costs and a credit received in the third quarter of 2013 for previously incurred PJM transmission costs associated with RMR units.

•
Other operating expenses increased by $64 million primarily due to an increase in mark-to-market expense on commodity contract positions ($88 million) partially offset by reduced lease expense ($24 million) from repurchasing interests in sale and leaseback transactions during 2012.

Depreciation expense increased $31 million primarily due to credits in 2012 from a settlement with the DOE and an increase in depreciable base as a result of capital expenditures and repurchasing interests in Bruce Mansfield and Beaver Valley Unit 2 sale leasebacks noted above.

Other Expense -

Total other expense increased by $138 million in the first nine months of 2013, compared to the same period of 2012, primarily due to a $103 million loss on debt redemptions associated with the repurchase of senior notes, lower investment income of $54 million due to higher OTTI on the NDT investments, lower net interest expense of $15 million due to debt redemptions and repurchases and higher miscellaneous income of $4 million due to a $17 million pre-tax gain on the sale of property to a regulated affiliate, partially offset by pre-tax gains of $13 million on 2012 asset sales.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, FE's and FES' internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 12, Regulatory Matters, and Note 13, Commitments, Guarantees and Contingencies, of the Combined Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

During the quarter ended September 30, 2013, there were no material changes to the risk factors included in our Annual Report or Form 10-K for the year ended December 31, 2012, and the Form 10-Q for the quarter ended June 30, 2013.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The table below includes information on a monthly basis regarding purchases of FE common stock during the third quarter of 2013:

	Period
	July	August	September	Third Quarter

Total Number of Shares Purchased(1)	34,101	40,043	489,291	563,435
Average Price Paid per Share	$37.22	$37.82	$37.38	$37.40
Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	—	—	—	—
Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs	—	—	—	—

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None
ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.        OTHER INFORMATION

On October 31, 2013, FirstEnergy and certain of its subsidiaries entered into amendments to the two existing multi-year syndicated revolving credit facilities (Amendments). Pursuant to the Amendments, certain after-tax, non-cash write downs and non-cash charges are to be excluded from the debt total capitalization ratio calculations with respect to the following facilities:

(1)
the $2.5 billion Credit Agreement, dated as of June 17, 2011, as amended, among FirstEnergy, CEI, ME, OE, Penn, TE, JCP&L, MP, PN, PE and WP, as borrowers, The Royal Bank of Scotland plc, as administrative agent, and the lending banks, fronting banks and swing line lenders identified therein (FirstEnergy Facility); and

(2)
the $2.5 billion Credit Agreement, dated as of June 17, 2011, as amended, among FES and AE Supply, as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, and the lending banks, fronting banks and swing line lenders identified therein (FES/AE Supply Facility).

The Amendment to the FirstEnergy Facility permits the exclusion of certain after-tax, non-cash write-downs and non-cash charges of approximately $1.4 billion from the debt to total capitalization ratio calculations incurred through September 30, 2013. Additionally, the Amendment provides for a future allowance of approximately $1.35 billion for after-tax non-cash write-downs and non-cash charges over the remaining life of the FirstEnergy Facility. Similarly, the FES/AE Supply Facility was also amended to exclude certain similar after-tax, non-cash write-downs and non-cash charges of $785.7 million incurred through September 30, 2013 from the debt to total capitalization ratio calculations. The exclusion of such after-tax non-cash write-downs and non-cash charges permitted in the Amendments are attributable or relate to (i) pension and other postemployment benefits, (ii) impairment of regulatory and other long-lived assets, (iii) disallowance of regulatory assets, and (iv) goodwill impairment. The effect of these Amendments will apply to the compliance reports for the period ended September 30, 2013, which are due November 29, 2013.
The borrowers and their affiliates maintain ordinary banking and investment banking relationships with certain of the lenders under these credit facilities.
The above descriptions of the Amendments do not purport to be a complete statement of the relevant parties' rights and obligations thereunder and the transactions contemplated thereby, and are qualified in their entirety by reference to the Amendments, copies of which are filed as Exhibits 10.1(a) and 10.1(b), respectively, to this Form 10-Q and are incorporated herein by reference.

ITEM 6.        EXHIBITS

Exhibit Number

FirstEnergy
(A)	10.1(a)
Amendment, dated as of October 31, 2013, to the Credit Agreement, dated as of June 17, 2011, as amended as of May 8, 2012 and May 8, 2013, among FirstEnergy, The Cleveland Electric Illuminating Company, Metropolitan Edison Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company, Jersey Central Power & Light Company, Monongahela Power Company, Pennsylvania Electric Company, The Potomac Edison Company and West Penn Power Company, as borrowers, The Royal Bank of Scotland plc, as administrative agent, and the lending banks, fronting banks and swing line lenders identified therein.

(A)	10.2	Guarantee, dated as of September 16, 2013 by FirstEnergy Corp. in favor of participants under the FirstEnergy Corp. Executive Deferred Compensation Plan.
(A)	12	Fixed charge ratio
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

FES
(A)	10.1(b)
Amendment, dated as of October 31, 2013, to the Credit Agreement, dated as of June 17, 2011, as amended as of October 3, 2011, May 8, 2012 and May 8, 2013, among FirstEnergy Solutions Corp. and Allegheny Energy Supply Company, LLC, as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, and the lending banks, fronting banks and swing line lenders identified therein.

(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Solutions Corp. for the period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

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
November 5, 2013

FIRSTENERGY CORP.
Registrant

FIRSTENERGY SOLUTIONS CORP.
Registrant

/s/ K. Jon Taylor
K. Jon Taylor
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number

FirstEnergy
(A)	10.1(a)
Amendment, dated as of October 31, 2013, to the Credit Agreement, dated as of June 17, 2011, as amended as of May 8, 2012 and May 8, 2013, among FirstEnergy, The Cleveland Electric Illuminating Company, Metropolitan Edison Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company, Jersey Central Power & Light Company, Monongahela Power Company, Pennsylvania Electric Company, The Potomac Edison Company and West Penn Power Company, as borrowers, The Royal Bank of Scotland plc, as administrative agent, and the lending banks, fronting banks and swing line lenders identified therein.

(A)	10.2	Guarantee, dated as of September 16, 2013 by FirstEnergy Corp. in favor of participants under the FirstEnergy Corp. Executive Deferred Compensation Plan.
(A)	12	Fixed charge ratio
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

FES
(A)	10.1(b)
Amendment, dated as of October 31, 2013, to the Credit Agreement, dated as of June 17, 2011, as amended as of October 3, 2011, May 8, 2012 and May 8, 2013, among FirstEnergy Solutions Corp. and Allegheny Energy Supply Company, LLC, as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, and the lending banks, fronting banks and swing line lenders identified therein.

(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Solutions Corp. for the period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

(A) Provided herein in electronic format as an exhibit.