Form 10-Q
period 2015-03-31
FIRSTENERGY CORP; FirstEnergy Solutions Corp.
filed 2015-05-01
CIK 1031296, 1407703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer ☑	FirstEnergy Corp.

Accelerated Filer ☐	N/A

Non-accelerated Filer (Do not check if a smaller reporting company) ☑	FirstEnergy Solutions Corp.

Smaller Reporting Company ☐	N/A
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑	FirstEnergy Corp. and FirstEnergy Solutions Corp.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF MARCH 31, 2015
FirstEnergy Corp., $0.10 par value	422,025,870
FirstEnergy Solutions Corp., no par value	7
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

Forward-Looking Statements: This Form 10-Q includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements include declarations regarding management's intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” "forecast," "target," "will," "intend," “believe,” "project," “estimate" and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following:

•	The speed and nature of increased competition in the electric utility industry, in general, and the retail sales market in particular.

•	The ability to experience growth in the Regulated Distribution and Regulated Transmission segments and to successfully implement our revised sales strategy for the CES segment.

•
The accomplishment of our regulatory and operational goals in connection with our transmission investment plan, pending transmission rate case and the effectiveness of our repositioning strategy to reflect a more regulated business profile.

•
Changes in assumptions regarding economic conditions within our territories, assessment of the reliability of our transmission system, or the availability of capital or other resources supporting identified transmission investment opportunities.

•
The impact of the regulatory process on the pending matters at the federal level and in the various states in which we do business including, but not limited to, matters related to rates and the ESP IV in Ohio.

•
The impact of the federal regulatory process on FERC-regulated entities and transactions, in particular FERC regulation of wholesale energy and capacity markets, including PJM markets and FERC-jurisdictional wholesale transactions; FERC regulation of cost-of-service rates, including FERC Opinion No. 531's revised ROE methodology for FERC jurisdictional wholesale generation and transmission utility service; and FERC’s compliance and enforcement activity, including compliance and enforcement activity related to NERC’s mandatory reliability standards.

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

•
Other legislative and regulatory changes, and revised environmental requirements, including, but not limited to, proposed GHG emission and water discharge regulations and the effects of the EPA's CCR regulations, CSAPR, MATS, including our estimated costs of compliance, and CWA 316(b) water intake regulation.

•
The uncertainty of the timing and amounts of the capital expenditures that may arise in connection with any litigation, including NSR litigation, or potential regulatory initiatives or rulemakings (including that such initiatives or rulemakings could result in our decision to deactivate or idle certain generating units).

•
The uncertainties associated with the deactivation of certain older regulated and competitive fossil units, including the impact on vendor commitments, and the timing thereof as they relate to the reliability of the transmission grid.

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

•	Issues arising from the indications of cracking in the shield building at Davis-Besse.

•	The risks and uncertainties associated with litigation, arbitration, mediation and like proceedings, including, but not limited to, any such proceedings related to vendor commitments.

•	The impact of labor disruptions by our unionized workforce.

•	Replacement power costs being higher than anticipated or not fully hedged.

•	The ability to comply with applicable state and federal reliability standards and energy efficiency and peak demand reduction mandates.

•	Changes in customers' demand for power, including, but not limited to, changes resulting from the implementation of state and federal energy efficiency and peak demand reduction mandates.

•
The ability to accomplish or realize anticipated benefits from strategic and financial goals, including, but not limited to, the ability to continue to reduce costs and to successfully execute our financial plans designed to improve our credit metrics and strengthen our balance sheet through, among other actions, our previously-implemented dividend reduction, our cash flow initiative project and our other proposed capital raising initiatives.

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

•
Changes in national and regional economic conditions affecting us, our subsidiaries and/or our major industrial and commercial customers, and other counterparties with which we do business, including fuel suppliers.

•	The impact of any changes in tax laws or regulations or adverse tax audit results or rulings.

•	Issues concerning the stability of domestic and foreign financial institutions and counterparties with which we do business.

•	The risks associated with cyber-attacks on our electronic data centers that could compromise the information stored on our networks, including proprietary information and customer data.

•	The risks and other factors discussed from time to time in our SEC filings, and other similar factors.

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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE	Allegheny Energy, Inc., a Maryland utility holding company that merged with a subsidiary of FirstEnergy on February 25, 2011. As of January 1, 2014, AE merged with and into FirstEnergy Corp.
AESC	Allegheny Energy Service Corporation, a subsidiary of FirstEnergy Corp.
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of AE Supply and equity method investee of MP.
ATSI	American Transmission Systems, Incorporated, formerly a direct subsidiary of FE that became a subsidiary of FET in April 2012, which owns and operates transmission facilities.
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
CES	Competitive Energy Services, a reportable operating segment of FirstEnergy
FE	FirstEnergy Corp., a public utility holding company
FELHC	FirstEnergy License Holding Company, Inc.
FENOC	FirstEnergy Nuclear Operating Company, which operates nuclear generating facilities
FES	FirstEnergy Solutions Corp., which provides energy-related products and services
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, formerly known as Allegheny Energy Transmission, LLC which is the parent of ATSI and TrAIL and has a joint venture in PATH.
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	FirstEnergy Generation, LLC, a wholly owned subsidiary of FES, which owns and operates non-nuclear generating facilities
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	A subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPU	GPU, Inc., former parent of JCP&L, ME and PN, that merged with FirstEnergy on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	FirstEnergy Nuclear Generation, LLC, a subsidiary of FES, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
PNBV	PNBV Capital Trust, a special purpose entity created by OE in 1996
Signal Peak	An indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Anker WV	Anker West Virginia Mining Company, Inc.
Anker Coal	Anker Coal Group, Inc.
AOCI	Accumulated Other Comprehensive Income

GLOSSARY OF TERMS, Continued

Apple®	Apple®, iPad® and iPhone® are registered trademarks of Apple Inc.
ARR	Auction Revenue Right
ASLB	Atomic Safety and Licensing Board
BGS	Basic Generation Service
BRA	PJM RPM Base Residual Auction
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CDWR	California Department of Water Resources
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
CONE	Cost-of-New-Entry
CSA	Coal Sales Agreement
CSAPR	Cross-State Air Pollution Rule
CTA	Consolidated Tax Adjustment
CWA	Clean Water Act
DCR	Delivery Capital Recovery
DOE	United States Department of Energy
DR	Demand Response
DSP	Default Service Plan
EDC	Electric Distribution Company
EE&C	Energy Efficiency and Conservation
EGS	Electric Generation Supplier
ELPC	Environmental Law & Policy Center
EmPOWER Maryland	EmPower Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
EPA	United States Environmental Protection Agency
ERO	Electric Reliability Organization
ESP	Electric Security Plan
Facebook®	Facebook is a registered trademark of Facebook, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FMB	First Mortgage Bond
FPA	Federal Power Act
FTR	Financial Transmission Right
GAAP	Accounting Principles Generally Accepted in the United States of America
GHG	Greenhouse Gases
GWH	Gigawatt-hour
HCL	Hydrochloric Acid
ICE	IntercontinentalExchange, Inc.
ICG	International Coal Group Inc.
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
KWH	Kilowatt-hour
LBR	Little Blue Run
LMP	Locational Marginal Price
LOC	Letter of Credit
LSE	Load Serving Entity
MATS	Mercury and Air Toxics Standards

GLOSSARY OF TERMS, Continued

MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator, Inc.
mmBTU	One Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.
MVP	Multi-Value Project
MW	Megawatt
MWH	Megawatt-hour
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NGO	Non-Governmental Organization
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NJBPU	New Jersey Board of Public Utilities
NMB	Non-Market Based
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NRG	NRG Energy, Inc.
NSR	New Source Review
NUG	Non-Utility Generation
NYISO	New York Independent System Operator, Inc.
NYPSC	New York State Public Service Commission
OCC	Ohio Consumers' Counsel
OEPA	Ohio Environmental Protection Agency
OPEB	Other Post-Employment Benefits
OTTI	Other Than Temporary Impairments
OVEC	Ohio Valley Electric Corporation
PA DEP	Pennsylvania Department of Environmental Protection
PCRB	Pollution Control Revenue Bond
PJM	PJM Interconnection, L.L.C.
PJM Region	The aggregate of the zones within PJM
PJM Tariff	PJM Open Access Transmission Tariff
PM	Particulate Matter
POLR	Provider of Last Resort
PPUC	Pennsylvania Public Utility Commission
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCO	Public Utilities Commission of Ohio
PURPA	Public Utility Regulatory Policies Act of 1978
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Credit
REIT	Real Estate Investment Trust
RFC	ReliabilityFirst Corporation
RFP	Request for Proposal
RGGI	Regional Greenhouse Gas Initiative
ROE	Return on Equity
RPM	Reliability Pricing Model
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
SAIDI	System Average Interruption Duration Index

GLOSSARY OF TERMS, Continued

SAIFI	System Average Interruption Frequency Index
SB221	Amended Substitute Senate Bill No. 221
SB310	Substitute Senate Bill No. 310
SBC	Societal Benefits Charge
SEC	United States Securities and Exchange Commission
SEC Regulation FD	SEC Regulation Fair Disclosure
SERTP	Southeastern Regional Transmission Planning
Seventh Circuit	United States Court of Appeals for the Seventh Circuit
SIP	State Implementation Plan(s) Under the Clean Air Act
SO2	Sulfur Dioxide
SOS	Standard Offer Service
SPE	Special Purpose Entity
SREC	Solar Renewable Energy Credit
SSO	Standard Service Offer
TDS	Total Dissolved Solid
Third Circuit	United States Court of Appeals for the Third Circuit
TMI-2	Three Mile Island Unit 2
TSC	Transmission Service Charge
Twitter®	Twitter is a registered trademark of Twitter, Inc.
U.S. Court of Appeals for the D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
VIE	Variable Interest Entity
VRR	Variable Resource Requirement
VSCC	Virginia State Corporation Commission
WVDEP	West Virginia Department of Environmental Protection
WVPSC	Public Service Commission of West Virginia

v

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2015	2014

REVENUES:
Electric utilities	$2,800	$2,732
Unregulated businesses	1,097	1,450
Total revenues*	3,897	4,182

OPERATING EXPENSES:
Fuel	513	617
Purchased power	1,113	1,455
Other operating expenses	1,057	1,182
Provision for depreciation	319	294
Amortization (deferral) of regulatory assets, net	32	(28)
General taxes	269	271
Total operating expenses	3,303	3,791

OPERATING INCOME	594	391

OTHER INCOME (EXPENSE):
Loss on debt redemptions	—	(7)
Investment income	17	22
Interest expense	(279)	(265)
Capitalized financing costs	34	29
Total other expense	(228)	(221)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	366	170

INCOME TAXES	144	48

INCOME FROM CONTINUING OPERATIONS	222	122

Discontinued operations (net of income taxes of $69) (Note 13)	—	86

NET INCOME	$222	$208

EARNINGS PER SHARE OF COMMON STOCK:
Basic - Continuing Operations	$0.53	$0.29
Basic - Discontinued Operations (Note 13)	—	0.21
Basic - Net Earnings per Basic Share	$0.53	$0.50

Diluted - Continuing Operations	$0.53	$0.29
Diluted - Discontinued Operations (Note 13)	—	0.20
Diluted - Net Earnings per Diluted Share	$0.53	$0.49

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	421	419
Diluted	423	420

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.72	$0.72

* Includes excise tax collections of $115 million and $117 million in the three months ended March 31, 2015 and 2014.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014

NET INCOME	$222	$208

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(31)	(42)
Amortized losses on derivative hedges	1	—
Change in unrealized gain on available-for-sale securities	4	21
Other comprehensive loss	(26)	(21)
Income tax benefits on other comprehensive loss	(10)	(8)
Other comprehensive loss, net of tax	(16)	(13)

COMPREHENSIVE INCOME	$206	$195

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90	$85
Receivables-
Customers, net of allowance for uncollectible accounts of $60 in 2015 and $59 in 2014	1,675	1,554
Other, net of allowance for uncollectible accounts of $5 in 2015 and in 2014	201	225
Materials and supplies	762	817
Prepaid taxes	225	128
Derivatives	133	159
Accumulated deferred income taxes	548	518
Collateral	220	230
Other	157	160
	4,011	3,876
PROPERTY, PLANT AND EQUIPMENT:
In service	47,992	47,484
Less — Accumulated provision for depreciation	14,508	14,150
	33,484	33,334
Construction work in progress	2,633	2,449
	36,117	35,783
INVESTMENTS:
Nuclear plant decommissioning trusts	2,360	2,341
Other	898	881
	3,258	3,222

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	6,418	6,418
Regulatory assets	1,372	1,411
Other	1,345	1,456
	9,135	9,285
	$52,521	$52,166
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$787	$804
Short-term borrowings	2,559	1,799
Accounts payable	1,102	1,279
Accrued taxes	503	490
Accrued compensation and benefits	249	329
Derivatives	154	167
Other	908	693
	6,262	5,561
CAPITALIZATION:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 490,000,000 shares - 422,025,870 and 421,102,570 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	42	42
Other paid-in capital	9,871	9,847
Accumulated other comprehensive income	230	246
Retained earnings	2,205	2,285
Total common stockholders’ equity	12,348	12,420
Noncontrolling interest	2	2
Total equity	12,350	12,422
Long-term debt and other long-term obligations	19,130	19,176
	31,480	31,598
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	7,211	7,057
Retirement benefits	3,817	3,932
Asset retirement obligations	1,390	1,387
Deferred gain on sale and leaseback transaction	816	824
Adverse power contract liability	213	217
Other	1,332	1,590
	14,779	15,007
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 10)
	$52,521	$52,166

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$222	$208
Adjustments to reconcile net income to net cash from operating activities-
Income from discontinued operations (Note 13)	—	(86)
Provision for depreciation	319	294
Amortization (deferral) of regulatory assets, net	32	(28)
Nuclear fuel amortization	57	48
Deferred purchased power and other costs	(31)	(34)
Deferred income taxes and investment tax credits, net	127	181
Deferred costs on sale leaseback transaction, net	12	13
Amortization of customer intangibles and deferred advertising costs	7	9
Retirement benefits	(4)	(20)
Pension trust contributions	(143)	—
Commodity derivative transactions, net (Note 8)	2	(17)
Loss on debt redemptions	—	7
Changes in current assets and liabilities-
Receivables	(97)	(168)
Materials and supplies	30	12
Prepayments and other current assets	(116)	(29)
Accounts payable	(177)	200
Accrued taxes	(80)	(242)
Accrued interest	44	46
Accrued compensation and benefits	(80)	(118)
Other current liabilities	11	2
Cash collateral, net	(15)	(461)
Other	73	91
Net cash provided from (used for) operating activities	193	(92)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	—	1,467
Short-term borrowings, net	760	—
Redemptions and Repayments-
Long-term debt	(48)	(489)
Short-term borrowings, net	—	(319)
Common stock dividend payments	(152)	(151)
Other	—	(10)
Net cash provided from financing activities	560	498

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(668)	(821)
Nuclear fuel	(60)	(55)
Proceeds from asset sales	10	394
Sales of investment securities held in trusts	371	621
Purchases of investment securities held in trusts	(394)	(646)
Cash investments	21	28
Asset removal costs	(28)	(39)
Other	—	3
Net cash used for investing activities	(748)	(515)

Net change in cash and cash equivalents	5	(109)
Cash and cash equivalents at beginning of period	85	218
Cash and cash equivalents at end of period	$90	$109

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014

STATEMENTS OF INCOME (LOSS)
REVENUES:
Electric sales to non-affiliates	$1,075	$1,440
Electric sales to affiliates	255	349
Other	47	40
Total revenues	1,377	1,829

OPERATING EXPENSES:
Fuel	230	319
Purchased power from affiliates	70	64
Purchased power from non-affiliates	543	1,029
Other operating expenses	413	452
Provision for depreciation	80	74
General taxes	29	39
Total operating expenses	1,365	1,977

OPERATING INCOME (LOSS)	12	(148)

OTHER INCOME (EXPENSE):
Loss on debt redemptions	—	(5)
Investment income	13	20
Interest expense — affiliates	(2)	(2)
Interest expense — other	(37)	(36)
Capitalized interest	9	12
Total other expense	(17)	(11)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFITS	(5)	(159)

INCOME TAX BENEFITS	(2)	(56)

LOSS FROM CONTINUING OPERATIONS	(3)	(103)

Discontinued operations (net of income taxes of $70) (Note 13)	—	116

NET INCOME (LOSS)	$(3)	$13

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$(3)	$13

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(4)	(5)
Amortized gains on derivative hedges	(1)	(2)
Change in unrealized gain on available-for-sale securities	3	19
Other comprehensive income (loss)	(2)	12
Income taxes (benefits) on other comprehensive income (loss)	(1)	4
Other comprehensive income (loss), net of tax	(1)	8

COMPREHENSIVE INCOME (LOSS)	$(4)	$21

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$2
Receivables-
Customers, net of allowance for uncollectible accounts of $15 in 2015 and $18 in 2014	351	415
Affiliated companies	541	525
Other, net of allowance for uncollectible accounts of $3 in 2015 and 2014	152	107
Notes receivable from affiliated companies	44	—
Materials and supplies	447	492
Derivatives	132	147
Collateral	217	229
Prepayments and other	117	95
	2,003	2,012
PROPERTY, PLANT AND EQUIPMENT:
In service	13,706	13,596
Less — Accumulated provision for depreciation	5,331	5,208
	8,375	8,388
Construction work in progress	1,057	1,010
	9,432	9,398
INVESTMENTS:
Nuclear plant decommissioning trusts	1,381	1,365
Other	10	10
	1,391	1,375

DEFERRED CHARGES AND OTHER ASSETS:
Customer intangibles	74	78
Goodwill	23	23
Property taxes	31	41
Unamortized sale and leaseback costs	248	217
Derivatives	67	52
Other	108	114
	551	525
	$13,377	$13,310
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$490	$506
Short-term borrowings-
Affiliated companies	—	35
Other	284	99
Accounts payable-
Affiliated companies	429	416
Other	156	248
Accrued taxes	85	102
Derivatives	154	166
Other	206	184
	1,804	1,756
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 750 shares - 7 shares outstanding as of March 31, 2015 and December 31, 2014	3,594	3,594
Accumulated other comprehensive income	56	57
Retained earnings	1,931	1,934
Total common stockholder's equity	5,581	5,585
Long-term debt and other long-term obligations	2,605	2,608
	8,186	8,193
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	816	824
Accumulated deferred income taxes	548	511
Retirement benefits	327	324
Asset retirement obligations	838	841
Derivatives	28	14
Other	830	847
	3,387	3,361
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 10)
	$13,377	$13,310

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3)	$13
Adjustments to reconcile net income (loss) to net cash from operating activities-
Income from discontinued operations (Note 13)	—	(116)
Provision for depreciation	80	74
Nuclear fuel amortization	57	48
Deferred costs on sale and leaseback transaction, net	12	13
Amortization of customer intangibles and deferred advertising costs	7	9
Deferred income taxes and investment tax credits, net	34	48
Investment impairments	6	2
Commodity derivative transactions, net (Note 8)	1	(17)
Loss on debt redemptions	—	5
Changes in current assets and liabilities-
Receivables	1	553
Materials and supplies	21	21
Prepayments and other current assets	(18)	(48)
Accounts payable	(75)	(430)
Accrued taxes	(24)	(49)
Accrued compensation and benefits	(9)	(19)
Cash collateral, net	12	(420)
Other	3	1
Net cash provided from (used for) operating activities	105	(312)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	—	417
Short-term borrowings, net	150	120
Equity contribution from parent	—	500
Redemptions and repayments-
Long-term debt	(17)	(445)
Other	(2)	(4)
Net cash provided from financing activities	131	588

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(119)	(298)
Nuclear fuel	(60)	(55)
Proceeds from asset sales	—	307
Sales of investment securities held in trusts	189	423
Purchases of investment securities held in trusts	(202)	(438)
Loans to affiliated companies, net	(44)	(215)
Net cash used for investing activities	(236)	(276)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	$2	$2

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

FirstEnergy Corp. was organized under the laws of the State of Ohio in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding common stock of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, FES and its principal subsidiaries (FG and NG), AE Supply, MP, PE, WP, FET and its principal subsidiaries (ATSI and TrAIL), and AESC. In addition, FE holds all of the outstanding common stock of other direct subsidiaries including: FirstEnergy Properties, Inc., FEV, FENOC, FELHC, Inc., GPU Nuclear, Inc., and AE Ventures, Inc.

These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 2014.

FirstEnergy follows GAAP and complies with the related regulations, orders, policies and practices prescribed by the SEC, FERC, and, as applicable, the PUCO, the PPUC, the MDPSC, the NYPSC, the WVPSC, the VSCC and the NJBPU. The accompanying interim financial statements are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair statement of the financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period. FE and its subsidiaries have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

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

For the three months ended March 31, 2015 and 2014, capitalized financing costs on FirstEnergy's Consolidated Statements of Income includes $16 million and $7 million, respectively, of allowance for equity funds used during construction and $18 million and $22 million, respectively, of capitalized interest.

Certain prior year amounts have been reclassified to conform to the current year presentation.
New Accounting Pronouncements

In May 2014, the FASB issued Revenue from Contracts with Customers, requiring entities to recognize revenue by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the accounting for costs to obtain or fulfill a contract with a customer is specified and disclosure requirements for revenue recognition are expanded. This standard is currently effective for fiscal years beginning after December 15, 2016, with no early adoption permitted, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year, subject to the FASB's due process requirement. FirstEnergy is currently evaluating the impact on its financial statements of adopting this standard.

In February 2015, the FASB issued, Consolidations: Amendments to the Consolidation Analysis, which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. This standard is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. A reporting entity must apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or apply the amendments retrospectively. FirstEnergy is currently evaluating the impact on its financial statements of adopting this standard.

In April 2015, the FASB issued, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. FirstEnergy does not expect this amendment to have a material effect on its financial statements.
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

The following table reconciles basic and diluted earnings per share of common stock:

(In millions, except per share amounts)	Three Months Ended March 31,
Reconciliation of Basic and Diluted Earnings per Share of Common Stock	2015	2014

Income from continuing operations	$222	$122
Discontinued operations (Note 13)	—	86
Net income	$222	$208

Weighted average number of basic shares outstanding	421	419
Assumed exercise of dilutive stock options and awards(1)	2	1
Weighted average number of diluted shares outstanding	423	420

Earnings per share:
Basic earnings per share:
Income from continuing operations	$0.53	$0.29
Discontinued operations (Note 13)	—	0.21
Net earnings per basic share	$0.53	$0.50

Diluted earnings per share:
Income from continuing operations	$0.53	$0.29
Discontinued operations (Note 13)	—	0.20
Net earnings per diluted share	$0.53	$0.49

(1)
For the three months ended March 31, 2015 and March 31, 2014, 1 million and 2 million shares, respectively, were excluded from the calculation of diluted shares outstanding, as their inclusion would be antidilutive.

3. PENSION AND OTHER POSTEMPLOYMENT BENEFITS

In March 2015, FirstEnergy contributed $143 million to its qualified pension plan. The components of the consolidated net periodic cost (credits) for pension and OPEB (including amounts capitalized) were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended March 31,	2015	2014	2015	2014
	(In millions)
Service costs	$48	$42	$1	$2
Interest costs	96	100	7	10
Expected return on plan assets	(111)	(115)	(8)	(8)
Amortization of prior service costs (credits)	2	2	(33)	(44)
Net periodic costs (credits)	$35	$29	$(33)	$(40)

FES' share of the net periodic pension and OPEB costs (credits) were as follows:

	Pension		OPEB
	2015	2014	2015	2014
	(In millions)
For the Three Months Ended March 31,	$4	$4	$(5)	$(5)

Pension and OPEB obligations are allocated to FE's subsidiaries, including FES, employing the plan participants. The net periodic pension and OPEB costs (credits) (net of amounts capitalized) recognized in earnings by FE and FES were as follows:

Net Periodic Benefit Expense (Credit)	Pension		OPEB
For the Three Months Ended March 31,	2015	2014	2015	2014
	(In millions)
FirstEnergy	$25	$21	$(23)	$(27)
FES	4	4	(4)	(4)

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, in the three months ended March 31, 2015 and 2014, for FirstEnergy are shown in the following tables:

FirstEnergy
	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance as of January 1, 2015	$(37)	$25	$258	$246

Other comprehensive income before reclassifications	—	14	—	14
Amounts reclassified from AOCI	1	(10)	(31)	(40)
Other comprehensive income (loss)	1	4	(31)	(26)
Income tax (benefits) on other comprehensive income (loss)	—	1	(11)	(10)
Net other comprehensive income (loss)	1	3	(20)	(16)

AOCI Balance as of March 31, 2015	$(36)	$28	$238	$230

AOCI Balance as of January 1, 2014	$(36)	$9	$311	$284

Other comprehensive income before reclassifications	—	35	—	35
Amounts reclassified from AOCI	—	(14)	(42)	(56)
Other comprehensive income (loss)	—	21	(42)	(21)
Income tax (benefits) on other comprehensive income (loss)	—	8	(16)	(8)
Net other comprehensive income (loss)	—	13	(26)	(13)

AOCI Balance as of March 31, 2014	$(36)	$22	$285	$271

The following amounts were reclassified from AOCI in the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Affected Line Item in Consolidated Statements of Income
Reclassifications from AOCI (2)	2015	2014
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$(1)	$(2)	Other operating expenses
Long-term debt	2	2	Interest expense
	1	—	Total before taxes
	—	—	Income taxes
	$1	$—	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$(10)	$(14)	Investment income
	4	5	Income taxes
	$(6)	$(9)	Net of tax

Defined benefit pension and OPEB plans
Prior-service costs	$(31)	$(42)	(1)
	11	16	Income taxes
	$(20)	$(26)	Net of tax

(1) These AOCI components are included in the computation of net periodic pension cost. See Note 3, Pension and Other Postemployment Benefits for additional details.
(2) Parenthesis represent credits to the Consolidated Statements of Income from AOCI.

The changes in AOCI, net of tax, in the three months ended March 31, 2015 and 2014, for FES are shown in the following tables:

FES
	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance as of January 1, 2015	$(7)	$21	$43	$57

Other comprehensive income before reclassifications	—	13	—	13
Amounts reclassified from AOCI	(1)	(10)	(4)	(15)
Other comprehensive income (loss)	(1)	3	(4)	(2)
Income tax (benefits) on other comprehensive loss	—	—	(1)	(1)
Net other comprehensive income (loss)	(1)	3	(3)	(1)

AOCI Balance as of March 31, 2015	$(8)	$24	$40	$56

AOCI Balance as of January 1, 2014	$(1)	$8	$47	$54

Other comprehensive income before reclassifications	—	33	—	33
Amounts reclassified from AOCI	(2)	(14)	(5)	(21)
Other comprehensive income (loss)	(2)	19	(5)	12
Income tax (benefits) on other comprehensive income (loss)	(1)	7	(2)	4
Net other comprehensive income (loss)	(1)	12	(3)	8

AOCI Balance as of March 31, 2014	$(2)	$20	$44	$62

The following amounts were reclassified from AOCI in the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Affected Line Item in Consolidated Statements of Income (Loss)
Reclassifications from AOCI (2)	2015	2014
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$(1)	$(2)	Other operating expenses
	—	1	Income tax benefits
	$(1)	$(1)	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$(10)	$(14)	Investment income (loss)
	4	5	Income tax benefits
	$(6)	$(9)	Net of tax

Defined benefit pension and OPEB plans
Prior-service costs	$(4)	$(5)	(1)
	1	2	Income tax benefits
	$(3)	$(3)	Net of tax

(1) These AOCI components are included in the computation of net periodic pension cost. See Note 3, Pension and Other Postemployment Benefits for additional details.
(2) Parenthesis represent credits to the Consolidated Statements of Income (Loss) from AOCI.

5. INCOME TAXES

FirstEnergy’s and FES’ interim effective tax rates reflect the estimated annual effective tax rates for 2015 and 2014. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items as well as discrete items that may occur in any given period, but are not consistent from period to period.

FirstEnergy’s effective tax rate from continuing operations for the three months ended March 31, 2015 and 2014 was 39.3% and 28.2%, respectively. The increase in the effective tax rate is primarily due to the elimination of certain future tax liabilities associated with basis differences as well as the reduction in state deferred tax liabilities resulting from changes in state apportionment factors in the first quarter of 2014.

FES’ effective tax rate from continuing operations for the three months ended March 31, 2015 and 2014 was 40.0% and 35.2%, respectively. The increase in the effective tax rate quarter over quarter is primarily due to changes in estimated annual permanent items on lower pre-tax losses for the period.

As of March 31, 2015, it is reasonably possible that approximately $10 million of unrecognized tax benefits may be resolved within the next twelve months as a result of the statute of limitations expiring, all of which would affect FirstEnergy's effective tax rate.

In January 2015, the IRS completed its examination of the 2013 federal income tax return and issued a Revenue Agent Report. For tax year 2013 there was no material impact to FirstEnergy's effective tax rate associated with this examination. Tax year 2014 is currently under review by the IRS.
6. VARIABLE INTEREST ENTITIES

FirstEnergy performs qualitative analyses based on powers and benefits to determine whether a variable interest gives FirstEnergy a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both power and benefits, such that an entity has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. FirstEnergy consolidates a VIE when it is determined that it is the primary beneficiary.

VIEs included in FirstEnergy’s consolidated financial statements are: the PNBV capital trusts that were created to refinance debt originally issued in connection with sale and leaseback transactions; wholly-owned limited liability companies of the Ohio Companies created to issue phase-in recovery bonds to securitize the recovery of certain all electric customer heating discounts, fuel and purchased power regulatory assets; wholly owned limited liability companies of JCP&L created to sell transition bonds to securitize the recovery of JCP&L’s bondable stranded costs and special purpose limited liability companies at MP and PE created to issue environmental control bonds that were used to construct environmental control facilities.

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

Ohio Securitization

In September 2012, the Ohio Companies formed CEI Funding LLC, OE Funding LLC and TE Funding LLC, respectively, as separate, wholly-owned limited liability SPEs. The phase-in recovery bonds issued by these SPEs are payable only from, and secured by, phase-in recovery property owned by the SPEs (i.e. the right to impose, charge and collect irrevocable non-bypassable usage-based charges payable by retail electric customers in the service territories of the Ohio Companies) and the bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase-in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. In the aggregate, the Ohio Companies are entitled to annual servicing fees of $445 thousand that are recoverable through the usage-based charges. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of March 31, 2015 and December 31, 2014, $374 million and $386 million of the phase-in recovery bonds were outstanding, respectively.

JCP&L Securitization

The consolidated financial statements of FirstEnergy and JCP&L include the accounts of JCP&L Transition Funding and JCP&L Transition Funding II (wholly owned limited liability companies of JCP&L). In June 2002, JCP&L Transition Funding sold transition bonds to securitize the recovery of JCP&L’s bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station. In August 2006, JCP&L Transition Funding II sold transition bonds to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS. JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy’s and JCP&L’s Consolidated Balance Sheets. The transition bonds are the sole obligations of

JCP&L Transition Funding and JCP&L Transition Funding II and are collateralized by each company’s equity and assets, which consist primarily of bondable transition property. As of March 31, 2015 and December 31, 2014, $159 million and $168 million of the transition bonds were outstanding, respectively.

MP and PE Environmental Funding Companies

The consolidated financial statements of FirstEnergy include two bankruptcy remote, special purpose limited liability companies (indirect subsidiaries of MP and PE). The entities issued bonds of which the proceeds were used to construct environmental control facilities. The special purpose limited liability companies own the irrevocable right to collect non-bypassable environmental control charges from all customers who receive electric delivery service in MP's and PE's West Virginia service territories. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. The right to collect environmental control charges is not included as an asset on FirstEnergy's consolidated balance sheets. Creditors of FirstEnergy, other than the special purpose limited liability companies, have no recourse to any assets or revenues of the special purpose limited liability companies. As of March 31, 2015 and December 31, 2014, $441 million and $450 million of the environmental control bonds were outstanding, respectively.

Mining Operations

FEV holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales in U.S. and international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint venture's economic performance. FEV's ownership interest is subject to the equity method of accounting. FEV's equity method investment in Global Holding was $379 million as of March 31, 2015.

Previously FEV held a 50% equity ownership in Global Holding, of which a 16.7% interest was sold in 2011. In conjunction with the 2011 sale, a subsidiary of Global Holding was given the right to put up to 2 million tons annually from the Signal Peak underground mine to FG through 2024. Such subsidiary did not exercise their right under the put for 2014. During the first quarter of 2015, such Global Holding subsidiary eliminated its right under the put in exchange for FirstEnergy extending its guarantee under Global Holding's $300 million senior secured term loan facility through 2020, resulting in a pre-tax charge of $24 million. (See Note 10, Commitments, Guarantees and Contingencies.)

Trusts

FirstEnergy's consolidated financial statements include PNBV. FirstEnergy used debt and available funds to purchase the notes issued by PNBV for the purchase of lease obligation bonds. Ownership of PNBV includes a 3% equity interest by an unaffiliated third party and a 3% equity interest held by OES Ventures, a wholly owned subsidiary of OE.

PATH-WV

PATH is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FirstEnergy owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of the portion of the PATH project that was to be constructed by PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting.

On August 24, 2012, PJM removed the PATH project from its long-range expansion plans. See Note 9, Regulatory Matters, for additional information on the abandonment of PATH.

Power Purchase Agreements

FirstEnergy evaluated its power purchase agreements and determined that certain NUG entities at its Regulated Distribution segment may be VIEs to the extent that they own a plant that sells substantially all of its output to the applicable utilities and the contract price for power is correlated with the plant’s variable costs of production. FirstEnergy maintains 16 long-term power purchase agreements with NUG entities that were entered into pursuant to PURPA. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, any of these entities.

FirstEnergy has determined that for all but one of these NUG entities, it does not have a variable interests in the entities or the entities do not meet the criteria to be considered a VIE. FirstEnergy may hold a variable interest in the remaining one entity; however, it applied the scope exception that exempts enterprises unable to obtain the necessary information to evaluate entities.

Because FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power. FirstEnergy expects any above-market costs incurred at its Regulated Distribution segment to be recovered from customers. Purchased power costs related to the contracts that may contain a variable interest during the three months ended March 31, 2015 and 2014 were $31 million and $61 million, respectively.

Sale and Leaseback

FirstEnergy has variable interests in certain sale and leaseback transactions. FirstEnergy is not the primary beneficiary of these interests as it does not have control over the significant activities affecting the economics of the arrangements.

As of March 31, 2015, FirstEnergy's leasehold interest was 3.75% of Perry Unit 1, 93.83% of Bruce Mansfield Unit 1 and 2.60% of Beaver Valley Unit 2.

On June 24, 2014, OE exercised its irrevocable right to repurchase from the remaining owner participants the lessors' interests in Beaver Valley Unit 2 at the end of the lease term (June 1, 2017), which right to repurchase was assigned to NG. Additionally, on June 24, 2014, NG entered into a purchase agreement with an owner participant to purchase its lessor equity interests of the remaining non-affiliated leasehold interest in Perry Unit 1 on May 23, 2016, which is just prior to the end of the lease term. Upon the completion of these transactions, NG will have obtained all of the lessor equity interests at Perry Unit 1 and Beaver Valley Unit 2.

FES, and other FE subsidiaries are exposed to losses under their applicable sale and leaseback agreements upon the occurrence of certain contingent events. The maximum exposure under these provisions represents the net amount of casualty value payments due upon the occurrence of specified casualty events. Net discounted lease payments would not be payable if the casualty loss payments were made. The following table discloses each company’s net exposure to loss based upon the casualty value provisions as of March 31, 2015:

	Maximum Exposure	Discounted Lease Payments, net	Net Exposure
	(In millions)
FirstEnergy	$1,321	$1,053	$268
FES	1,235	1,014	221

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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of March 31, 2015, from those used as of December 31, 2014. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

Transfers between levels are recognized at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2015. The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

FirstEnergy

Recurring Fair Value Measurements	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$1,262	$—	$1,262	$—	$1,221	$—	$1,221
Derivative assets - commodity contracts	2	191	—	193	1	171	—	172
Derivative assets - FTRs	—	—	7	7	—	—	39	39
Derivative assets - NUG contracts(1)	—	—	2	2	—	—	2	2
Equity securities(2)	695	—	—	695	592	—	—	592
Foreign government debt securities	—	85	—	85	—	76	—	76
U.S. government debt securities	—	185	—	185	—	182	—	182
U.S. state debt securities	—	244	—	244	—	237	—	237
Other(3)	48	186	—	234	55	256	—	311
Total assets	$745	$2,153	$9	$2,907	$648	$2,143	$41	$2,832

Liabilities
Derivative liabilities - commodity contracts	$(10)	$(167)	$—	$(177)	$(26)	$(141)	$—	$(167)
Derivative liabilities - FTRs	—	—	(5)	(5)	—	—	(14)	(14)
Derivative liabilities - NUG contracts(1)	—	—	(150)	(150)	—	—	(153)	(153)
Total liabilities	$(10)	$(167)	$(155)	$(332)	$(26)	$(141)	$(167)	$(334)

Net assets (liabilities)(4)	$735	$1,986	$(146)	$2,575	$622	$2,002	$(126)	$2,498

(1)	NUG contracts are subject to regulatory accounting treatment and do not impact earnings.

(2)	NDT funds hold equity portfolios whose performance is benchmarked against the Alerian MLP Index or the Wells Fargo Hybrid and Preferred Securities REIT index.

(3)	Primarily consists of short-term cash investments.

(4)
Excludes $(32) million and $40 million as of March 31, 2015 and December 31, 2014, respectively, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the periods ended March 31, 2015 and December 31, 2014:

	NUG Contracts(1)			FTRs
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2014 Balance	$20	$(222)	$(202)	$4	$(12)	$(8)
Unrealized gain (loss)	2	(2)	—	47	(1)	46
Purchases	—	—	—	26	(16)	10
Settlements	(20)	71	51	(38)	15	(23)
December 31, 2014 Balance	$2	$(153)	$(151)	$39	$(14)	$25
Unrealized gain (loss)	1	(10)	(9)	4	3	7
Settlements	(1)	13	12	(36)	6	(30)
March 31, 2015 Balance	$2	$(150)	$(148)	$7	$(5)	$2

(1)	Changes in the fair value of NUG contracts are generally subject to regulatory accounting treatment and do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs and NUG contracts that are classified as Level 3 in the fair value hierarchy for the period ended March 31, 2015:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$2	Model	RTO auction clearing prices	($3.80) to $4.70	$0.90	Dollars/MWH

NUG Contracts	$(148)	Model	Generation	500 to 4,538,000	891,000	MWH
			Regional electricity prices	$46.10 to $69.90	$52.80	Dollars/MWH

FES

Recurring Fair Value Measurements	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$690	$—	$690	$—	$655	$—	$655
Derivative assets - commodity contracts	2	191	—	193	1	171	—	172
Derivative assets - FTRs	—	—	6	6	—	—	27	27
Equity securities(1)	469	—	—	469	360	—	—	360
Foreign government debt securities	—	68	—	68	—	57	—	57
U.S. government debt securities	—	35	—	35	—	46	—	46
U.S. state debt securities	—	4	—	4	—	4	—	4
Other(2)	—	124	—	124	—	199	—	199
Total assets	$471	$1,112	$6	$1,589	$361	$1,132	$27	$1,520

Liabilities
Derivative liabilities - commodity contracts	$(10)	$(167)	$—	$(177)	$(26)	$(141)	$—	$(167)
Derivative liabilities - FTRs	—	—	(5)	(5)	—	—	(13)	(13)
Total liabilities	$(10)	$(167)	$(5)	$(182)	$(26)	$(141)	$(13)	$(180)

Net assets (liabilities)(3)	$461	$945	$1	$1,407	$335	$991	$14	$1,340

(1)	NDT funds hold equity portfolios whose performance is benchmarked against the Alerian MLP Index or the Wells Fargo Hybrid and Preferred Securities REIT index.

(2)	Primarily consists of short-term cash investments.

(3)
Excludes $(9) million and $44 million as of March 31, 2015 and December 31, 2014, respectively, of receivables, payables, taxes and accrued income associated with the financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of FTRs held by FES and classified as Level 3 in the fair value hierarchy for the periods ended March 31, 2015 and December 31, 2014:

	Derivative Asset	Derivative Liability	Net Asset (Liability)
	(In millions)
January 1, 2014 Balance	$3	$(11)	$(8)
Unrealized gain (loss)	34	(1)	33
Purchases	15	(16)	(1)
Settlements	(25)	15	(10)
December 31, 2014 Balance	$27	$(13)	$14
Unrealized gain	3	2	5
Settlements	(24)	6	(18)
March 31, 2015 Balance	$6	$(5)	$1

Level 3 Quantitative Information

The following table provides quantitative information for FTRs held by FES that are classified as Level 3 in the fair value hierarchy for the period ended March 31, 2015:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$1	Model	RTO auction clearing prices	($3.80) to $4.30	$0.70	Dollars/MWH

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

The following table summarizes the amortized cost basis, unrealized gains (there were no unrealized losses) and fair values of investments held in NDT, nuclear fuel disposal and NUG trusts as of March 31, 2015 and December 31, 2014:

	March 31, 2015(1)			December 31, 2014(2)
	Cost Basis	Unrealized Gains	Fair Value	Cost Basis	Unrealized Gains	Fair Value
	(In millions)
Debt securities
FirstEnergy	$1,767	$43	$1,810	$1,724	$27	$1,751
FES	812	22	834	788	13	801

Equity securities
FirstEnergy	$648	$47	$695	$533	$58	$591
FES	442	27	469	329	31	360

(1)	Excludes short-term cash investments: FE Consolidated - $98 million; FES - $78 million.

(2)	Excludes short-term cash investments: FE Consolidated - $241 million; FES - $204 million.

Proceeds from the sale of investments in AFS securities, realized gains and losses on those sales, OTTI and interest and dividend income for the three months ended March 31, 2015 and 2014 were as follows:

Three Months Ended
March 31, 2015	Sale Proceeds	Realized Gains	Realized Losses	OTTI	Interest and Dividend Income
	(In millions)
FirstEnergy	$371	$60	$(50)	$(7)	$25
FES	189	38	(28)	(6)	14

March 31, 2014	Sale Proceeds	Realized Gains	Realized Losses	OTTI	Interest and Dividend Income
	(In millions)
FirstEnergy	$621	$28	$(16)	$(2)	$25
FES	423	19	(5)	(2)	15

Held-To-Maturity Securities

The following table provides the amortized cost basis, unrealized gains (there were no unrealized losses) and approximate fair values of investments in held-to-maturity securities as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Cost Basis	Unrealized Gains	Fair Value	Cost Basis	Unrealized Gains	Fair Value
	(In millions)
Debt Securities
FirstEnergy	$13	$4	$17	$13	$4	$17

The held-to-maturity debt securities contractually mature by June 30, 2017. Investments in employee benefit trusts and cost and equity method investments, including FirstEnergy's investment in Global Holding, totaling $642 million as of March 31, 2015 and $626 million as of December 31, 2014, are excluded from the amounts reported above.

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

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
FirstEnergy	$19,775	$21,911	$19,828	$21,733
FES	3,080	3,215	3,097	3,241

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of March 31, 2015 and December 31, 2014.

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

FirstEnergy accounts for derivative instruments on its Consolidated Balance Sheets at fair value (unless they meet the normal purchases and normal sales criteria) as follows:

•
Changes in the fair value of derivative instruments that are designated and qualify as cash flow hedges are recorded to AOCI with subsequent reclassification to earnings in the period during which the hedged forecasted transaction affects earnings.

•
Changes in the fair value of derivative instruments that are designated and qualify as fair value hedges are recorded as an adjustment to the item being hedged. When fair value hedges are discontinued, the adjustment recorded to the item being hedged is amortized into earnings.

•	Changes in the fair value of derivative instruments that are not designated in a hedging relationship are recorded in net income on a mark-to-market basis, unless otherwise noted.

Derivative instruments meeting the normal purchases and normal sales criteria would be accounted for under the accrual method of accounting with their effects included in earnings at the time of contract performance.

FirstEnergy has contractual derivative agreements through 2020.

Cash Flow Hedges

FirstEnergy has used cash flow hedges for risk management purposes to manage the volatility related to exposures associated with fluctuating commodity prices and interest rates.

Total pre-tax net unamortized losses included in AOCI associated with instruments previously designated as cash flow hedges totaled $9 million and $8 million as of March 31, 2015 and December 31, 2014, respectively. Since the forecasted transactions remain probable of occurring, these amounts will be amortized into earnings over the life of the hedging instruments. Approximately $2 million is expected to be amortized to income during the next twelve months associated with these non-active derivative instruments.

FirstEnergy has used forward starting swap agreements to hedge a portion of the consolidated interest rate risk associated with anticipated issuances of fixed-rate, long-term debt securities of its subsidiaries. These derivatives were treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. Total pre-tax unamortized losses included in AOCI associated with prior interest rate cash flow hedges totaled $48 million and $50 million as of March 31, 2015 and December 31, 2014, respectively. Based on current estimates, approximately $9 million will be amortized to interest expense during the next twelve months associated with these non-active derivative instruments.

Refer to Note 4, Accumulated Other Comprehensive Income, for reclassifications from AOCI during the three months ended March 31, 2015 and 2014.

As of March 31, 2015 and December 31, 2014, no commodity or interest rate derivatives were designated as cash flow hedges.

Fair Value Hedges

FirstEnergy has used fixed-for-floating interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. As of March 31, 2015 and December 31, 2014, no fixed-for-floating interest rate swap agreements were outstanding.

Unamortized gains included in long-term debt associated with prior fixed-for-floating interest rate swap agreements totaled $29 million and $32 million as of March 31, 2015 and December 31, 2014, respectively. Based on current estimates, approximately $12 million will be amortized to interest expense during the next twelve months. Reclassifications from long-term debt into interest expense totaled approximately $3 million during the three months ended March 31, 2015 and 2014.

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

As of March 31, 2015, FirstEnergy’s net asset position under commodity derivative contracts was $16 million, which related to FES positions. Under these commodity derivative contracts, FES posted $71 million of collateral. Certain commodity derivative contracts include credit risk related contingent features that would require FES to post $6 million of additional collateral if the credit rating for its debt were to fall below investment grade.

Based on commodity derivative contracts held as of March 31, 2015, an adverse change of 10% in commodity prices would increase net income by approximately $15 million during the next twelve months.

NUGs

As of March 31, 2015, FirstEnergy's net liability position under NUG contracts was $148 million, representing contracts held at JCP&L, ME and PN. NUG contracts represent purchased power agreements with third-party non-utility generators that are transacted to satisfy certain obligations under PURPA. Changes in the fair value of NUG contracts are subject to regulatory accounting treatment and do not impact earnings.

FTRs

As of March 31, 2015, FirstEnergy's and FES' net asset position under FTRs was $2 million and $1 million, respectively, and FES posted $5 million of collateral. FirstEnergy holds FTRs that generally represent an economic hedge of future congestion charges that will be incurred in connection with FirstEnergy’s load obligations. FirstEnergy acquires the majority of its FTRs in an annual auction through a self-scheduling process involving the use of ARRs allocated to members of an RTO that have load serving obligations and through the direct allocation of FTRs from the PJM RTO. The PJM RTO has a rule that allows directly allocated FTRs to be granted to LSEs in zones that have newly entered PJM. For the first two planning years, PJM permits the LSEs to request a direct allocation of FTRs in these new zones at no cost as opposed to receiving ARRs. The directly allocated FTRs differ from traditional FTRs in that the ownership of all or part of the FTRs may shift to another LSE if customers choose to shop with the other LSE.

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

FirstEnergy records the fair value of derivative instruments on a gross basis. The following table summarizes the fair value and classification of derivative instruments on FirstEnergy’s Consolidated Balance Sheets:

Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	March 31, 2015	December 31, 2014		March 31, 2015	December 31, 2014
	(In millions)			(In millions)
Current Assets - Derivatives			Current Liabilities - Derivatives
Commodity Contracts	$127	$121	Commodity Contracts	$(150)	$(154)
FTRs	6	38	FTRs	(4)	(13)
	133	159		(154)	(167)

			Noncurrent Liabilities - Adverse Power Contract Liability
Deferred Charges and Other Assets - Other			NUGs(1)	(150)	(153)
Commodity Contracts	66	51	Noncurrent Liabilities - Other
FTRs	1	1	Commodity Contracts	(27)	(13)
NUGs(1)	2	2	FTRs	(1)	(1)
	69	54		(178)	(167)
Derivative Assets	$202	$213	Derivative Liabilities	$(332)	$(334)

(1)	NUG contracts are subject to regulatory accounting treatment. Changes in fair value do not impact earnings.

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

		Amounts Not Offset in Consolidated Balance Sheet
March 31, 2015	Fair Value	Derivative Instruments	Cash Collateral (Received)/Pledged	Net Fair Value
	(In millions)
Derivative Assets
Commodity contracts	$193	$(156)	$—	$37
FTRs	7	(5)	—	2
NUG contracts	2	—	—	2
	$202	$(161)	$—	$41

Derivative Liabilities
Commodity contracts	$(177)	$156	$16	$(5)
FTRs	(5)	5	—	—
NUG contracts	(150)	—	—	(150)
	$(332)	$161	$16	$(155)

		Amounts Not Offset in Consolidated Balance Sheet
December 31, 2014	Fair Value	Derivative Instruments	Cash Collateral (Received)/Pledged	Net Fair Value
	(In millions)
Derivative Assets
Commodity contracts	$172	$(126)	$—	$46
FTRs	39	(14)	—	25
NUG contracts	2	—	—	2
	$213	$(140)	$—	$73

Derivative Liabilities
Commodity contracts	$(167)	$126	$35	$(6)
FTRs	(14)	14	—	—
NUG contracts	(153)	—	—	(153)
	$(334)	$140	$35	$(159)

The following table summarizes the volumes associated with FirstEnergy’s outstanding derivative transactions as of March 31, 2015:

	Purchases	Sales	Net	Units
	(In millions)
Power Contracts	22	42	(20)	MWH
FTRs	22	—	22	MWH
NUGs	5	—	5	MWH
Natural Gas	32	—	32	mmBTU

The effect of active derivative instruments not in a hedging relationship on FirstEnergy's Consolidated Statements of Income during the three months ended March 31, 2015 and 2014, are summarized in the following tables:

	Three Months Ended March 31,
	Commodity Contracts	FTRs	Total
	(In millions)
2015
Unrealized Gain (Loss) Recognized in:
Other Operating Expense (1)	$11	$(13)	$(2)

Realized Gain (Loss) Reclassified to:
Revenues (2)	$(1)	$37	$36
Purchased Power Expense (3)	(3)	—	(3)
Other Operating Expense (4)	—	(13)	(13)
Fuel Expense	(16)	—	(16)

(1) Includes $11 million for commodity contracts and ($12) million for FTRs associated with FES.
(2) Represents losses on structured financial contracts. Includes ($1) million for commodity contracts and $36 million for FTRs associated with FES.
(3) Realized losses on financially settled wholesale sales contracts of $22 million were netted in purchased power. Includes ($3) million for commodity contracts associated with FES.
(4) Includes ($13) million for FTRs associated with FES.

	Three Months Ended March 31,
	Commodity Contracts	FTRs	Total
	(In millions)
2014
Unrealized Gain Recognized in:
Other Operating Expense (5)	$12	$5	$17

Realized Gain (Loss) Reclassified to:
Revenues (6)	$(13)	$52	$39
Purchased Power Expense (7)	436	—	436
Other Operating Expense (8)	—	(7)	(7)
Fuel Expense	9	—	9

(5) Includes $12 million for commodity contracts and $5 million for FTRs associated with FES.
(6) Represents losses on structured financial contracts. Includes ($13) million for commodity contracts and $51 million for FTRs associated with FES.
(7) Realized losses on financially settled wholesale sales contracts of $321 million resulting from higher market prices were netted in purchased power. Includes $436 million for commodity contracts associated with FES.

(8) Includes ($7) million for FTRs associated with FES.

The following table provides a reconciliation of changes in the fair value of FirstEnergy's derivative instruments subject to regulatory accounting during the three months ended March 31, 2015 and 2014. Changes in the value of these instruments are deferred for future recovery from (or credit to) customers:

	Three Months Ended March 31,
Derivatives Not in a Hedging Relationship with Regulatory Offset	NUGs	Regulated FTRs	Total
	(In millions)
Outstanding net asset (liability) as of January 1, 2015	$(151)	$11	$(140)
Unrealized gain (loss)	(8)	1	(7)
Settlements	11	(11)	—
Outstanding net asset (liability) as of March 31, 2015	$(148)	$1	$(147)

Outstanding net liability as of January 1, 2014	$(202)	$—	$(202)
Unrealized gain	27	4	31
Settlements	(10)	(1)	(11)
Outstanding net asset (liability) as of March 31, 2014	$(185)	$3	$(182)
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

MARYLAND

PE provides SOS pursuant to a combination of settlement agreements, MDPSC orders and regulations, and statutory provisions. SOS supply is competitively procured in the form of rolling contracts of varying lengths through periodic auctions that are overseen by the MDPSC and a third party monitor. Although settlements with respect to SOS supply for PE customers have expired, service continues in the same manner until changed by order of the MDPSC. PE recovers its costs plus a return for providing SOS.

The Maryland legislature adopted a statute in 2008 codifying the EmPOWER Maryland goals to reduce electric consumption by 10% and reduce electricity demand by 15%, in each case by 2015, and requiring each electric utility to file a plan every three years. PE's current plan, covering the three-year period 2015-2017, was approved by the MDPSC on December 23, 2014. The projected costs of the 2015-2017 plan are approximately $64 million for that three year period. PE continues to recover program costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date such recovery has not been sought or obtained by PE.

On February 27, 2013, the MDPSC issued an order (the February 27 Order) requiring the Maryland electric utilities to submit analyses, relating to the costs and benefits of making further system and staffing enhancements in order to attempt to reduce storm outage durations. The order further required the Staff of the MDPSC to report on possible performance-based rate structures and to propose additional rules relating to feeder performance standards, outage communication and reporting, and sharing of special needs customer information. PE's responsive filings discussed the steps needed to harden the utility's system in order to attempt to achieve various levels of storm response speed described in the February 27 Order, and projected that it would require approximately $2.7 billion in infrastructure investments over 15 years to attempt to achieve the quickest level of response for the largest storm projected in the February 27 Order. On July 1, 2014, the Staff of the MDPSC issued a set of reports that recommended the imposition of extensive additional requirements in the areas of storm response, feeder performance, estimates of restoration times, and regulatory reporting. The Staff also recommended the imposition of penalties, including customer rebates, for a utility's failure or inability to comply with the escalating standards of storm restoration speed proposed by the Staff. In addition, the Staff proposed that the utilities be required to develop and implement system hardening plans, up to a rate impact cap on cost. The MDPSC conducted a hearing September 15-18, 2014, to consider certain of these matters, and has not yet issued a ruling on any of those matters.

On March 3, 2014, pursuant to the MDPSC's regulations, PE filed its recommendations for SAIDI and SAIFI standards to apply during the period 2016-2019. The MDPSC has issued two orders directing the Staff to file an analysis and recommendations, by May 19, 2015, with respect to the proposed 2016-2019 SAIDI and SAIFI standards and any related rule changes which Staff recommended. The orders further set an initial hearing on Staff’s analysis and recommendations for June 4-5, 2015.

NEW JERSEY

JCP&L currently provides BGS for retail customers who do not choose a third party EGS and for customers of third party EGSs that fail to provide the contracted service. The supply for BGS is comprised of two components, procured through separate, annually held descending clock auctions, the results of which are approved by the NJBPU. One BGS component reflects hourly real time energy prices and is available for larger commercial and industrial customers. The second BGS component provides a fixed price service and is intended for smaller commercial and residential customers. All New Jersey EDCs participate in this competitive BGS procurement process and recover BGS costs directly from customers as a charge separate from base rates.

In an Order issued October 22, 2014, in a generic proceeding to review its policies with respect to the use of a CTA in base rate cases (Generic CTA proceeding), the NJBPU stated that it would continue to apply its current CTA policy in base rate cases, subject to incorporating the following modifications: 1) calculating savings using a 5 year look back from the beginning of the test year; 2) allocating savings with 75% retained by the company and 25% allocated to rate payers; and 3) excluding transmission assets of electric distribution companies in the savings calculation. On November 5, 2014, the Division of Rate Counsel appealed the NJBPU Order regarding the Generic CTA proceeding to the New Jersey Superior Court and JCP&L has filed to participate as a respondent in that proceeding, which remains pending.

On March 26, 2015, the NJBPU entered a final Order in JCP&L's base rate case proceeding that was initiated in November 2012, directing an annual revenue reduction of approximately $115 million, including recovery of 2011 storm costs. The NJBPU largely approved the ALJ's initial decision with the following adjustments: (i) a decrease in annual base rate revenues of $5 million associated with the NJBPU's recently modified CTA policy that was approved in the Generic CTA proceeding; and (ii) lower carrying charges on the unamortized balance of 2011 storm costs, which resulted in a decrease in annual base rate revenues of approximately $2 million. On the same day, the NJBPU entered a final Order in the generic proceeding established to review JCP&L's major storm events of 2011 and 2012 and approved recovery of 2012 storm costs of $580 million, which resulted in an increase in annual revenues of approximately $81 million, including recovery of certain amounts through base rates and a separate rider to recover the deferred operation and maintenance costs over six years, subject to a carrying charge of 2.52%. JCP&L is also required to file another base rate case no later than April 1, 2017. The overall result of these final Orders is a reduction in JCP&L annual base rate revenues of approximately $34 million, effective April 1, 2015. The NJBPU also directed JCP&L to complete certain studies, including a study related to reliability.

OHIO

The Ohio Companies primarily operate under their ESP 3 plan which expires on May 31, 2016. The material terms of ESP 3 include:

•	Continuing the current base distribution rate freeze through May 31, 2016;

•	Continues collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs;

•	Continuing to provide economic development and assistance to low-income customers for the two-year plan period at levels established in the prior ESP;

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

•
Securing generation supply for a longer period of time by conducting an auction for a three-year period rather than a one-year period, in each of October 2012 and January 2013, to mitigate any potential price spikes for the Ohio Companies' utility customers who do not switch to a competitive generation supplier; and

•
Extending the recovery period for costs associated with purchasing RECs mandated by SB221, Ohio's renewable energy and energy efficiency standard, through the end of the new ESP 3 period. This is expected to initially reduce the monthly renewable energy charge for all non-shopping utility customers of the Ohio Companies by spreading out the costs over the entire ESP period.

Notices of appeal of the Ohio Companies' ESP 3 plan to the Supreme Court of Ohio were filed by the Northeast Ohio Public Energy Council and the ELPC. The matter has not yet been scheduled for oral argument.

The Ohio Companies filed an application with the PUCO on August 4, 2014 seeking approval of their ESP IV entitled Powering Ohio's Progress. The Ohio Companies initially requested a decision by the PUCO by April 8, 2015. The Ohio Companies filed a partial Stipulation and Recommendation on December 22, 2014. The evidentiary hearing on the ESP IV is now scheduled to commence on June 15, 2015. The material terms of the proposed plan as filed include:

•	Continuing a base distribution rate freeze through May 31, 2019;

•	Continuing collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs;

•	Providing economic development and assistance to low-income customers for the three-year plan period;

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

Under Ohio's energy efficiency standards (SB221 and SB310), and based on the Ohio Companies' amended energy efficiency plans, the Ohio Companies are required to implement energy efficiency programs that achieve a total annual energy savings equivalent of 2,266 GWHs in 2015 and 2,288 GWHs in 2016, and then begin to increase by 1% each year in 2017, subject to the outcome of a legislative study committee. The Ohio Companies are also required to retain the 2014 peak demand reduction level for 2015 and 2016 and then increase the benchmark by an additional 0.75% thereafter through 2020, subject to the outcome of a legislative study committee.

On March 20, 2013, the PUCO approved the three-year energy efficiency portfolio plans for 2013-2015, estimated to cost the Ohio Companies approximately $250 million over the three-year period, which is expected to be recovered in rates. On July 17, 2013, the PUCO modified the plan to authorize the Ohio Companies to receive 20% of any revenues obtained from offering energy efficiency and DR reserves into the PJM auction. The PUCO also confirmed that the Ohio Companies can recover PJM costs and applicable penalties associated with PJM auctions, including the costs of purchasing replacement capacity from PJM incremental auctions, to the extent that such costs or penalties are prudently incurred. ELPC and OCC filed applications for rehearing, which were granted for the sole purpose of further consideration of the issue. On September 24, 2014, the Ohio Companies filed an amendment to their portfolio plan as contemplated by SB310, seeking to suspend certain programs for the 2015-2016 period in order to better align the plan with the new benchmarks under SB310. On November 20, 2014, the PUCO approved the Ohio Companies' amended portfolio plan. Several applications for rehearing were filed, and the PUCO granted those applications for further consideration of the matters specified in those applications.

On September 16, 2013, the Ohio Companies filed with the Supreme Court of Ohio a notice of appeal of the PUCO's July 17, 2013 Entry on Rehearing related to energy efficiency, alternative energy, and long-term forecast rules stating that the rules issued by the PUCO are inconsistent with, and are not supported by, statutory authority. On October 23, 2013, the PUCO filed a motion to dismiss the appeal, which is still pending. The matter has not been scheduled for oral argument.

Ohio law requires electric utilities and electric service companies in Ohio to serve part of their load from renewable energy resources measured by an annually increasing percentage amount through 2026, subject to the outcome of a legislative study committee, except 2015 and 2016 that remain at the 2014 level. The Ohio Companies conducted RFPs in 2009, 2010 and 2011 to secure RECs to help meet these renewable energy requirements. In September 2011, the PUCO opened a docket to review the Ohio Companies' alternative energy recovery rider through which the Ohio Companies recover the costs of acquiring these RECs. The PUCO issued an Opinion and Order on August 7, 2013 approving the Ohio Companies' acquisition process and their purchases of RECs to meet statutory mandates in all instances except for part of the purchases arising from one auction and directing the Ohio Companies to credit non-shopping customers in the amount of $43.4 million, plus interest, on the basis that the Ohio Companies did not prove such purchases were prudent. Based on the PUCO ruling, a regulatory charge of approximately $51 million, including interest, was recorded in the fourth quarter of 2013. On December 24, 2013, following the denial of their application for rehearing, the Ohio Companies filed a notice of appeal and a motion for stay of the PUCO's order with the Supreme Court of Ohio, which was granted. On February 18, 2014, the OCC and the ELPC also filed appeals of the PUCO's order. The Ohio Companies timely filed their merit brief with the Supreme Court of Ohio and the briefing process has concluded. The matter is not yet scheduled for oral argument.

On April 9, 2014, the PUCO initiated a generic investigation of marketing practices in the competitive retail electric service market, with a focus on the marketing of fixed-price or guaranteed percent-off SSO rate contracts where there is a provision that permits the pass-through of new or additional charges. The matter remains pending.

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

The PPUC entered an Order on March 3, 2010 that denied the recovery of marginal transmission losses through the TSC rider for the period of June 1, 2007 through March 31, 2008, and directed ME and PN to submit a new tariff or tariff supplement reflecting the removal of marginal transmission losses from the TSC. Pursuant to a plan approved by the PPUC, ME and PN refunded those amounts to customers over 29-months concluding in the second quarter of 2013. On appeal, the Commonwealth Court affirmed the PPUC's Order to the extent that it holds that line loss costs are not transmission costs and, therefore, the approximately $254 million in marginal transmission losses and associated carrying charges for the period prior to January 1, 2011, are not recoverable under ME's and PN's TSC riders. The Pennsylvania Supreme Court denied ME's and PN's Petition for Allowance of Appeal and the Supreme Court of the United States denied ME's and PN's Petition for Writ of Certiorari. The United States District Court for the Eastern District of Pennsylvania granted the PPUC's motion to dismiss the complaint filed by ME and PN to obtain an order that would enjoin enforcement of the PPUC and Pennsylvania court orders under a theory of federal preemption on the question of retail rate recovery of the marginal transmission loss charges. As a result of the U.S. District Court's decision, FirstEnergy recorded a regulatory asset impairment charge of approximately $254 million (pre-tax) in the quarter ended September 30, 2013. On appeal, in a split decision, two judges of a three-judge panel of the Third Circuit affirmed the U.S. District Court's dismissal of the complaint, agreeing that ME and PN had litigated the issue in the state proceedings and thus were precluded from subsequent litigation in federal court. ME and PN timely filed for rehearing and rehearing en banc; the Third Circuit rejected that rehearing request. ME and PN filed a Petition for Certiorari with the United States Supreme Court on February 12, 2015. The PPUC filed its brief in opposition to the petition, and FirstEnergy’s reply is due on May 5, 2015. Thereafter the court will decide whether to grant the petition and take the case for adjudication on the merits.

Pursuant to Pennsylvania's EE&C legislation (Act 129 of 2008), the PPUC was charged with reviewing the cost effectiveness of energy efficiency and peak demand reduction programs. The PPUC found the energy efficiency programs to be cost effective and directed all of the electric utilities in Pennsylvania to submit by November 15, 2012, a Phase II EE&C Plan that would be in effect for the period June 1, 2013 through May 31, 2016. The PPUC deferred ruling on the need to create peak demand reduction targets and did not include a peak demand reduction requirement in the Phase II plans. On March 14, 2013, the PPUC adopted a settlement among the Pennsylvania Companies and interested parties and approved the Pennsylvania Companies' Phase II EE&C Plans for the period 2013-2016. Total costs of these plans are expected to be approximately $234 million and recoverable through the Pennsylvania Companies' reconcilable EE&C riders. On March 11, 2015, the PPUC issued a Tentative Order for comment by interested parties proposing requirements and procedures for a Phase III EE&C Plan, including energy efficiency and peak demand programs. On April 27, 2015, the Pennsylvania Companies filed comments addressing various issues included in the Phase III Tentative Order.

On August 4, 2014, the Pennsylvania Companies each filed tariffs with the PPUC proposing general rate increases associated with their distribution operations. The filings requested approval to increase operating revenues by approximately $151.9 million at ME, $119.8 million at PN, $28.5 million at Penn, and $115.5 million at WP based upon fully projected future test years for the twelve months ending April 30, 2016 at each of the Pennsylvania Companies. On February 3, 2015, each of the Pennsylvania Companies filed a Joint Petition for Settlement seeking PPUC approval of the agreements reached in each proceeding which, among other things, provided for an increase in annual revenues of $292.8 million ($89.3 million for ME, $90.8 million for PN, $15.9 million for Penn and $96.8 million for WP). The sole issue reserved for briefing was with respect to the scope and pricing of the Companies' proposed LED offerings. Recommended Decisions were issued by the ALJs recommending approval of the settlements and implementation of the Pennsylvania Companies' LED lighting offerings as proposed in their original filings. On April 9, 2015, the PPUC adopted the ALJ's Recommended Decisions and approved the settlements. The settlements will result in $87.7 million of additional annual operating expenses, including costs associated with service reliability enhancements to the distribution system, amortization of deferred storm costs and the remaining net book value of legacy meters, assistance for providing service to low-income customers, and the creation of a storm reserve for each utility. Additionally, the settlements include commitments to meet certain wait times for call centers and service reliability standards. The new rates will be effective May 3, 2015.

On July 16, 2013, the PPUC's Bureau of Audits initiated a focused management and operations audit of the Pennsylvania Companies as required every eight years by statute. The PPUC issued a report on its findings and recommendations on February 12, 2015, at which time the Pennsylvania Companies' associated implementation plan was also made public. In an order issued on March 30, 2015, the Pennsylvania Companies were directed to develop revised implementation plans regarding certain of the operational topics addressed in the report, including addressing certain reliability matters. The Pennsylvania Companies are developing implementation plans in accordance with the order. The cost of compliance cannot be predicted at this time.

WEST VIRGINIA

MP and PE currently operate under a Joint Stipulation and Agreement of Settlement approved by the WVPSC on February 3, 2015, that provides for: a $15 million increase in base rate revenues effective February 25, 2015; the implementation of a Vegetation Management Surcharge to recover all costs related to both new and existing vegetation maintenance programs; authority to establish a regulatory asset for MATS investments placed into service in 2016 and 2017; authority to defer, amortize and recover over a 5-year period approximately $46 million of storm restoration costs; and elimination of the Temporary Transaction Surcharge for costs associated with MP's acquisition of the Harrison plant in October 2013 and movement of those costs into base rates. MP and PE's current ENEC rates went into effect on February 25, 2015, in accordance with a settlement approved by the WVPSC on January 29, 2015.

RELIABILITY MATTERS

Federally-enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, FES, AE Supply, FG, FENOC, NG, ATSI and TrAIL. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to eight regional entities, including RFC. All of FirstEnergy's facilities are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

FirstEnergy believes that it is in compliance with all currently-effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities, FirstEnergy occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such occurrences are found, FirstEnergy develops information about the occurrence and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an occurrence to RFC. Moreover, it is clear that NERC, RFC and FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. Any inability on FirstEnergy's part to comply with the reliability standards for its bulk electric system could result in the imposition of financial penalties that could have a material adverse effect on its financial condition, results of operations and cash flows.

FERC MATTERS

PJM Transmission Rates

PJM and its stakeholders have been debating the proper method to allocate costs for new transmission facilities. While FirstEnergy and other parties advocate for a traditional "beneficiary pays" (or usage based) approach, others advocate for “socializing” the costs on a load-ratio share basis, where each customer in the zone would pay based on its total usage of energy within PJM. This question has been the subject of extensive litigation before FERC and the appellate courts, including most recently before the Seventh Circuit. On June 25, 2014, a divided three-judge panel of the Seventh Circuit ruled that FERC had not quantified the benefits that western PJM utilities would derive from certain new 500 kV or higher lines and thus had not adequately supported its decision to socialize the costs of these lines. The majority found that eastern PJM utilities are the primary beneficiaries of the lines, while western PJM utilities are only incidental beneficiaries, and that, while incidental beneficiaries should pay some share of the costs of the lines, that share should be proportionate to the benefit they derive from the lines, and not on load-ratio share in PJM as a whole. The court remanded the case to FERC, which issued an order setting the issue of cost allocation for hearing and settlement proceedings. Settlement discussions under a FERC-appointed settlement judge are ongoing.

The PJM transmission owners, including FirstEnergy, submitted filings to FERC setting forth the cost allocation method for projects that cross the borders between the PJM Region and: (1) the NYISO region; (2) the MISO region; and (3) the FERC-jurisdictional members of the SERTP region. These filings propose to allocate the costs of these interregional transmission projects based on the costs of projects that otherwise would have been constructed separately in each region, or, in the case of MISO, indicate that the cost allocation provisions for interregional transmission projects provided in the Joint Operating Agreement between PJM and MISO comply with the requirements of Order No. 1000. FERC accepted the PJM/MISO and PJM/SERTP filings, subject to refund and further compliance requirements. The PJM/NYISO cross-border project cost allocation filing remains pending before FERC.

In series of orders in the Order No. 1000 dockets, FERC asserted that the PJM transmission owners do not hold an incumbent “right of first refusal” to construct, own and operate transmission projects within their respective footprints that are approved as part of PJM’s RTEP process. FirstEnergy and other PJM transmission owners have appealed these rulings, and the question of whether FirstEnergy and the PJM transmission owners have a "right of first refusal" is now pending before the U.S. Court of Appeals for the D.C. Circuit in an appeal of FERC's order approving PJM's Order 1000 compliance filing.

The outcome of the remaining pending proceedings and their impact, if any, on FirstEnergy cannot be predicted at this time.

RTO Realignment

On June 1, 2011, ATSI and the ATSI zone transferred from MISO to PJM. While many of the matters involved with the move have been resolved, FERC denied recovery under ATSI's transmission rate for certain charges that collectively can be described as "exit fees" and certain other transmission cost allocation charges totaling approximately $78.8 million until such time as ATSI submits a cost/benefit analysis demonstrating net benefits to customers from the move. FERC rejected a proposed settlement agreement to resolve the exit fee and transmission cost allocation issues, stating that its action is without prejudice to ATSI submitting a cost/benefit analysis demonstrating that the benefits of the RTO realignment decisions outweigh the exit fee and transmission cost allocation charges. FirstEnergy's request for rehearing of FERC's order remains pending.

Separately, the question of ATSI's responsibility for certain costs for the “Michigan Thumb” transmission project continues to be disputed. Potential responsibility arises under the MISO MVP tariff, which has been litigated in complex proceedings before FERC and certain United States appellate courts. In the event of a final non-appealable order that rules that ATSI must pay these charges, ATSI will seek recovery of these charges through its formula rate. On a related issue, FirstEnergy joined certain other PJM transmission owners in a protest of MISO's proposal to allocate MVP costs to energy transactions that cross MISO's borders into the PJM Region. On January 22, 2015, FERC issued an order establishing a paper hearing on remand from the Seventh Circuit of the issue of whether any limitation on "export pricing" for sales of energy from MISO into PJM is justified in light of applicable FERC precedent. Initial comments on the MISO/PJM MVP issue were filed on April 22, 2015. Certain PJM transmission owners, including FirstEnergy, filed an initial brief asserting that FERC’s prior ruling rejecting MISO’s proposed MVP export charge on transactions into PJM was correct and should be re-affirmed on remand. Reply comments are due June 22, 2015.

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

2014 ATSI Formula Rate Filing

On October 31, 2014, ATSI filed a proposal with FERC to change the structure of its formula rate. The proposed change requested to move from an “historical looking” approach, where transmission rates reflect actual costs for the prior year, to a “forward looking” approach, where transmission rates would be based on the estimated costs for the coming year, with an annual true up. Several parties protested ATSI's filing. On December 31, 2014, FERC issued an order accepting ATSI's filing effective January 1, 2015, as requested, subject to refund and the outcome of hearing and settlement proceedings. Settlement discussions under a FERC-appointed settlement judge are ongoing. FERC also initiated an inquiry pursuant to Section 206 of the FPA into ATSI's ROE and certain other matters, with a refund effective date of January 12, 2015, for any refund resulting from the inquiry.

California Claims Matters

In October 2006, several California governmental and utility parties presented AE Supply with a settlement proposal to resolve alleged overcharges for power sales by AE Supply to the California Energy Resource Scheduling division of the CDWR during 2001. The settlement proposal claims that CDWR is owed approximately $190 million for these alleged overcharges. This proposal was made in the context of mediation efforts by FERC and the Ninth Circuit in several pending proceedings to resolve all outstanding refund and other claims, including claims of alleged price manipulation in the California energy markets during 2000 and 2001. The Ninth Circuit had previously remanded one of those proceedings to FERC, which dismissed the claims of the California Parties in May 2011. The California Parties appealed FERC's decision back to the Ninth Circuit. AE Supply joined with other intervenors in the case and filed a brief in support of FERC's dismissal of the case. On April 29, 2015, the Ninth Circuit issued a decision remanding the case to FERC for further proceedings.

In another proceeding, in June 2009, the California Attorney General, on behalf of certain California parties, filed a complaint with FERC against various sellers, including AE Supply, again seeking refunds for transactions in the California energy markets during 2000 and 2001. The above-noted transactions with CDWR are the basis for including AE Supply in this complaint. AE Supply filed a motion to dismiss, which FERC granted. The California Attorney General appealed FERC's dismissal of its complaint to the Ninth Circuit, which has consolidated the case with other pending appeals related to California refund claims, and stayed the proceedings pending further order.

FirstEnergy cannot predict the outcome of either of the above matters or estimate the possible loss or range of loss.

PATH Transmission Project

On August 24, 2012, the PJM Board of Managers canceled the PATH project, a proposed transmission line from West Virginia through Virginia and into Maryland which PJM had previously suspended in February 2011. As a result of PJM canceling the project, approximately $62 million and approximately $59 million in costs incurred by PATH-Allegheny and PATH-WV (an equity method investment for FE), respectively, were reclassified from net property, plant and equipment to a regulatory asset for future recovery. PATH-Allegheny and PATH-WV requested authorization from FERC to recover the costs with a proposed ROE of 10.9% (10.4% base plus 0.5% for RTO membership) from PJM customers over five years. FERC issued an order denying the 0.5% ROE adder for RTO membership and allowing the tariff changes enabling recovery of these costs to become effective on December 1, 2012, subject to settlement proceedings and hearing if the parties do not agree to a settlement. On March 24, 2014, the FERC Chief ALJ terminated settlement proceedings and appointed an ALJ to preside over the hearing phase of the case, including discovery and additional pleadings leading up to hearing, which subsequently included the parties addressing the application of FERC's Opinion No. 531, discussed below, to the PATH proceeding. The hearing concluded on April 22, 2015, and the parties are preparing post-hearing briefs.

FERC Opinion No. 531

On June 19, 2014, FERC issued Opinion No. 531, in which FERC revised its approach for calculating the discounted cash flow element of FERC’s ROE methodology, and announced a qualitative adjustment to the ROE methodology results. Under the old methodology, FERC used a five-year forecast for the dividend growth variable, whereas going forward the growth variable will consist of two parts: (a) a five-year forecast for dividend growth (2/3 weight); and (b) a long-term dividend growth forecast based on a forecast for the U.S. economy (1/3 weight). Regarding the qualitative adjustment, FERC formerly pegged ROE at the mid-point of the “zone of reasonableness” that came out of the ROE formula, whereas going forward, FERC may rely on record evidence to make qualitative adjustments to the outcome of the ROE methodology in order to reach a level sufficient to attract future investment. On October 16, 2014, FERC issued its Opinion No. 531-A, applying the revised ROE methodology to certain ISO New England Inc. transmission owners. On March 3, 2015, FERC issued Opinion No. 531-B affirming its prior rulings. FirstEnergy is evaluating the potential impact of Opinion No. 531 on the authorized ROE of our FERC-regulated transmission utilities and the cost-of-service wholesale power generation transactions of MP.

MISO Capacity Portability

On June 11, 2012, in response to certain arguments advanced by MISO, FERC issued a Notice of Request for Comments regarding whether existing rules on transfer capability act as barriers to the delivery of capacity between MISO and PJM. FirstEnergy and other parties have submitted filings arguing that MISO's concerns largely are without foundation and suggested that FERC address the remaining concerns in the existing stakeholder process that is described in the PJM/MISO Joint Operating Agreement. FERC has not mandated a solution, and the RTOs and affected parties are working to address the MISO's proposal in stakeholder proceedings. In January 2015, the RTOs and affected parties indicated to FERC that discussions on the various issues are continuing. In a February 24, 2015 order, FERC directed PJM and MISO to provide additional information on their various joint issues surrounding the PJM/MISO seam, including capacity portability, to assist the FERC's understanding of the issues and what, if any, additional steps it should take to improve the efficiency of operations at the PJM/MISO seam. Changes to the criteria and qualifications for participation in the PJM RPM capacity auctions could have a significant impact on the outcome of those auctions, including a negative impact on the prices at which those auctions would clear.

FTR Underfunding Complaint

In PJM, FTRs are a mechanism to hedge congestion and operate as a financial replacement for physical firm transmission service. FTRs are financially-settled instruments that entitle the holder to a stream of revenues based on the hourly congestion price differences across a specific transmission path in the PJM Day-ahead Energy Market. FE also performs bilateral transactions for the purpose of hedging the price differences between the location of supply resources and retail load obligations. Due to certain language in the PJM Tariff, the funds that are set aside to pay FTRs can be diverted to other uses, which may result in “underfunding” of FTR payments. FES and AE Supply continue to evaluate proposals to address issues with FTR allocation and funding.

On February 15, 2013, FES and AE Supply filed a renewed complaint with FERC for the purpose of changing the PJM Tariff to eliminate FTR underfunding. On June 5, 2013, FERC issued its order denying the new complaint. Requests for rehearing, and all subsequent filings in the docket, are pending before FERC. The PJM stakeholders continue to discuss FTR underfunding.

A recent and related issue is the effect that certain financial trades have on congestion. On August 29, 2014, FERC instituted an investigation to address the question of whether the current rules regarding “Up-to Congestion” transactions are just and reasonable. FESC, on behalf of FES and the Utilities, filed comments supporting the investigation, arguing that PJM Tariff changes would decrease the incidence of Up-to Congestion transactions, and funding for FTRs likely would increase. FERC convened a technical conference on January 7, 2015 to discuss application of certain FTR-related rules to Up-to Congestion and virtual transactions and whether PJM’s current uplift allocation for Up-to Congestion and virtual transactions is just and reasonable. FERC action following the technical conference is pending.

PJM Market Reform: 2014 PJM RPM Tariff Amendments

In late 2013 and early 2014, PJM submitted a series of amendments to the PJM Tariff to ensure that resources that clear in the RPM auctions are available as physical resources in the delivery year and that the rules implement comparable obligations for different types of resources. PJM's filings can be grouped into four categories: (i) DR; (ii) imports; (iii) modeling of transmission upgrades in calculating geographic clearing prices; and (iv) arbitrage/capacity replacement. In each of the relevant dockets,

FirstEnergy and other parties submitted comments largely supporting PJM's proposed amendments. FERC largely approved the PJM Tariff amendments as proposed by PJM regarding DR, imports, and transmission upgrade modeling. Compliance filings pursuant to and requests for rehearing of certain of these orders are pending before FERC. However, FERC rejected the arbitrage/capacity replacement amendments, directing instead that a technical conference be convened to further examine the issues. The technical conference has yet to be scheduled, but the issue of arbitrage has been raised in other ongoing PJM RPM FERC dockets.

PJM Market Reform: PJM Capacity Performance Proposal and 2015/2016 Reliability Filings

On December 12, 2014, PJM submitted two filings for FERC authorization to implement its proposed “Capacity Performance” reform of the RPM capacity market. PJM proposed to revise the PJM Tariff to, among other things: (i) adopt a modified version of the FERC-approved ISO New England Inc. capacity performance payment structure; (ii) allow no excuses for nonperformance except in certain defined instances; (iii) maintain DR as a supply-side resource; and (iv) impose a Capacity Performance Resource must-offer requirement (units that can perform as a Capacity Performance Resource must offer into the capacity market, except certain defined resources, including DR). PJM also proposed, among other things, to revise the PJM Operating Agreement to provide limits in energy market offers based on specific physical characteristics and to ensure that capacity resources are available when the PJM Region needs them to perform. PJM requested an effective date of April 1, 2015 for these proposed reforms. Numerous parties filed comments on and protests to PJM’s Capacity Performance filings. FESC, on behalf of its affected affiliates, and, as part of a coalition of certain other PJM utilities, filed comments and protests on the proposed reforms. On March 31, 2015, FERC Staff issued a deficiency letter asking for more information and data related to PJM’s proposal. PJM submitted its response to the deficiency letter on April 10, 2015 outlining further changes to the Capacity Performance proposal, and asked for speedy FERC resolution of the proposed tariff amendments. FESC, on behalf of its affected affiliates, and, as part of a coalition, filed responsive comments on April 24, 2015.

On April 7, 2015, PJM filed a request for waiver of the PJM Tariff to allow PJM to delay the 2015 BRA from May 2015 to no later than the week of August 10-14, 2015 to allow FERC to rule on PJM’s Capacity Performance proposal. FERC granted this waiver on April 24, 2015.

FirstEnergy and other PJM market entities also are addressing PJM’s capacity market concerns in other FERC proceedings. On November 20, 2014, FERC issued an order directing each ISO/RTO to file a report with FERC outlining each region’s efforts to ensure fuel security. PJM filed its report on February 18, 2015, advising FERC that PJM’s Capacity Performance proposal will address fuel assurance issues. On March 20, 2015, FESC, on behalf of its affected affiliates and as part of a coalition, filed responsive comments demonstrating that significant improvements were needed for PJM’s Capacity Performance proposal to address fuel assurance issues. The comments are before FERC for review.

PJM Market Reform: PJM RPM Auctions - Calculation of Unit-Specific Offer Caps

The PJM Tariff describes the rules for calculating the “offer cap” for each unit that offers into the RPM auctions. FES disagreed with the PJM Market Monitor's approach for calculating the offer caps and in 2014, FES asked FERC to determine which PJM Tariff interpretation, FES' or the PJM Market Monitor's, was correct. On August 25, 2014, FERC issued a declaratory order agreeing with the FES interpretation of the PJM Tariff language. FERC went on, however, to initiate a new proceeding to examine whether the existing PJM Tariff language is just and reasonable. PJM filed its brief explaining why the existing PJM Tariff language is just and reasonable. Other parties, including FES, submitted responsive briefs. The briefs and related pleadings are pending before FERC.

PJM Market Reform: FERC Order No. 745 - DR

On May 23, 2014, a divided three-judge panel of the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating FERC Order No. 745, which required that, under certain parameters, DR participating in organized wholesale energy markets be compensated at LMP. The majority concluded that DR is a retail service, and therefore falls under state, and not federal, jurisdiction, and that FERC, therefore, lacks jurisdiction to regulate DR. The majority also found that even if FERC had jurisdiction over DR, Order No. 745 would be arbitrary and capricious because, under its requirements, DR was inappropriately receiving a double payment (LMP plus the savings of foregone energy purchases). Petitions for certiorari and responses thereto are currently pending before the United States Supreme Court. The U.S. Court of Appeals for the D.C. Circuit withheld issuance of its mandate pending the United States Supreme Court's disposition of those petitions.

On May 23, 2014, FESC, on behalf of its affiliates with market-based rate authorization, filed a complaint asking FERC to issue an order requiring the removal of all portions of the PJM Tariff allowing or requiring DR to be included in the PJM capacity market, with a refund effective date of May 23, 2014. FESC also requested that the results of the May 2014 PJM BRA be considered void and legally invalid to the extent that DR cleared that auction because the participation of DR in that auction was unlawful in light of the May 23, 2014 U.S. Court of Appeals for the D.C. Circuit decision discussed above. FESC, on behalf of FES, subsequently filed an amended complaint renewing its request that DR be removed from the May 2014 BRA. Specifically, FESC requested that FERC direct PJM to recalculate the results of the May 2014 BRA by: (i) removing DR from the PJM capacity supply pool; (ii) leaving the offers of actual capacity suppliers unchanged; and then (iii) determining which capacity suppliers clear the auction on the basis of the offers they submitted consistent with the existing PJM Tariff once the unlawful DR resources have been removed. The complaint remains pending before FERC. The timing of FERC action and the outcome of this proceeding cannot be predicted at this time.

On January 14, 2015, PJM filed proposed amendments to the PJM Tariff for the purpose of addressing continued DR participation in the PJM capacity markets. PJM asserted that the decision of the U.S. Court of Appeals for the D.C. Circuit discussed above, which is pending for review before the United States Supreme Court, created uncertainty. PJM proposed that if the United States Supreme Court denies the petitions for certiorari before the May 2015 BRA, PJM would move DR to the load side for purposes of participating in the auction. FESC, on behalf of its affected affiliates and as part of the coalition, protested PJM's proposed PJM Tariff amendments. On March 31, 2015, FERC issued an order rejecting PJM's proposed DR changes as premature.

PJM Market Reform: PJM 2014 Triennial RPM Review

The PJM Tariff obligates PJM to perform a thorough review of its RPM program every three years. On September 25, 2014, PJM filed proposed changes to the PJM Tariff as part of the latest review cycle. Among other adjustments, the filing included: (i) shifting the VRR curve one percentage point to the right, which would increase the amount of capacity supply that is procured in the RPM auctions and the clearing price; and (ii) a change to the index used for calculating the generation plant construction costs of the Net CONE formula for the future years between triennial reviews. On November 28, 2014, FERC accepted the PJM Tariff amendments as proposed, subject to a minor compliance requirement. PJM subsequently submitted the required compliance filing. On December 23, 2014, a coalition including FESC, on behalf of its affected affiliates, requested rehearing of FERC's order. PJM's compliance filing, and the coalition's and others' requests for rehearing, remain pending before FERC.
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

As of March 31, 2015, outstanding guarantees and other assurances aggregated approximately $4.0 billion, consisting of parental guarantees ($621 million), subsidiaries' guarantees ($2,338 million), other guarantees ($300 million) and other assurances ($729 million).

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on FES' power portfolio exposures as of March 31, 2015, FES has posted collateral of $279 million and AE Supply has posted no collateral. The Regulated Distribution segment has posted collateral of $3 million.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining could be required.

Subsequent to the occurrence of a senior unsecured credit rating downgrade to below S&P's BBB- and Moody's Baa3, or a “material adverse event,” the immediate posting of collateral or accelerated payments may be required of FE or its subsidiaries. The following table discloses the additional credit contingent contractual obligations that may be required under certain events as of March 31, 2015:

Collateral Provisions	FES	AE Supply	Utilities	Total
	(In millions)
Split Rating (One rating agency's rating below investment grade)	$427	$6	$43	$476
BB+/Ba1 Credit Ratings	$465	$6	$43	$514
Full impact of credit contingent contractual obligations	$583	$50	$78	$711

Excluded from the preceding table are the potential collateral obligations due to affiliate transactions between the Regulated Distribution segment and CES segment. As of March 31, 2015, neither FES nor AE Supply had any collateral posted with their affiliates. In the event of a senior unsecured credit rating downgrade to below S&P's BB- or Moody's Ba3, FES would be required to post $17 million with affiliated parties.

OTHER COMMITMENTS AND CONTINGENCIES

FirstEnergy is a guarantor under a syndicated senior secured term loan facility due March 3, 2020, under which Global Holding borrowed $300 million. The facility, which was originally entered into in October 2012 with a $350 million borrowing that was subsequently paid down to the current $300 million, was amended and extended in the first quarter of 2015 as further discussed below. In addition to FirstEnergy, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

In connection with the facility, 69.99% of Global Holding's direct and indirect membership interests in Signal Peak, Global Rail and their affiliates along with FEV's and WMB Marketing Ventures, LLC's respective 33-1/3% membership interests in Global Holding, are pledged to the lenders under the current facility as collateral.

During the first quarter of 2015, a subsidiary of Global Holding eliminated its right to put 2 million tons annually through 2024 from the Signal Peak mine to FG in exchange for FirstEnergy extending its guarantee under Global Holding's $300 million senior secured term loan facility through 2020, resulting in a pre-tax charge of $24 million. As of March 31, 2015, the carrying amount of FE's guarantee obligation was $54 million. See Note 6, Variable Interest Entities, for additional information regarding FEV's investment in Global Holding.

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

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. Depending on how the EPA and the states implement the CSAPR, the future cost of compliance may be substantial and changes to FirstEnergy's and FES' operations may result.

MATS imposes emission limits for mercury, PM, and HCL for all existing and new fossil fuel fired electric generating units effective in April 2015 with averaging of emissions from multiple units located at a single plant. Under the CAA, state permitting authorities can grant an additional compliance year through April 2016, as needed, including instances when necessary to maintain reliability where electric generating units are being closed. On December 28, 2012, the WVDEP granted a conditional extension through April 16, 2016 for MATS compliance at the Fort Martin, Harrison and Pleasants plants. On March 20, 2013, the PA DEP granted an extension through April 16, 2016 for MATS compliance at the Hatfield's Ferry and Bruce Mansfield plants. On February 5, 2015, the OEPA granted an extension through April 16, 2016 for MATS compliance at the Bay Shore and Sammis plants. Nearly all spending for MATS compliance at Bay Shore and Sammis has been completed through 2014. In addition, an EPA enforcement policy document contemplates up to an additional year to achieve compliance, through April 2017, under certain circumstances for reliability critical units. MATS was challenged in the U.S. Court of Appeals for the D.C. Circuit by various entities, including FirstEnergy's challenge of the PM emission limit imposed on petroleum coke boilers, such as Bay Shore Unit 1. On April 15, 2014, MATS was upheld by the U.S. Court of Appeals for the D.C. Circuit, however, the Court refused to decide FirstEnergy's challenge of the PM emission limit imposed on petroleum coke boilers due to a January 2013 petition for reconsideration still pending but not addressed by EPA. On November 25, 2014, the United States Supreme Court agreed to review MATS, specifically, to determine if EPA should have evaluated the cost of MATS prior to regulating. Depending on the outcome of the United States Supreme Court review and how the MATS are ultimately implemented, FirstEnergy's total capital cost for compliance (over the 2012 to 2018 time period) is currently expected to be approximately $370 million (CES segment of $178 million and Regulated Distribution segment of $192 million), of which $145 million has been spent through March 31, 2015 ($58 million at CES and $87 million at Regulated Distribution).

Eastlake Units 1-3, Ashtabula Unit 5 and Lake Shore Unit 18 were deactivated in April 2015, which completes the deactivation of 5,429 MW of coal-fired plants since 2012.

FirstEnergy and FES have various long-term coal supply and transportation agreements, some of which run through 2025 and certain of which are related to deactivated coal-fired plants. FirstEnergy and FES have asserted force majeure defenses for delivery shortfalls under certain agreements, and are in discussion with the applicable counterparties. If FirstEnergy and FES fail to reach a resolution with the applicable counterparties for the agreements associated with the deactivated plants or unresolved aspects of the agreements and it were ultimately determined that, contrary to their belief, the force majeure provisions or other defenses, do not excuse or otherwise mitigate the delivery shortfalls, the results of operations and financial condition of both FirstEnergy and FES could be materially adversely impacted. If that were to occur, FirstEnergy and FES are unable to estimate the loss or range of loss. As to a specific coal supply agreement, FirstEnergy and AE Supply have asserted termination rights effective in 2015. In response to notification of the termination, the coal supplier has commenced litigation alleging FirstEnergy and AE Supply do not have sufficient justification to terminate the agreement. There are 6 million tons remaining under the contract for delivery. At this time, FirstEnergy cannot estimate the loss or range of loss regarding the on-going litigation with respect to this agreement.

In September 2007, AE received an NOV from the EPA alleging NSR and PSD violations under the CAA, as well as Pennsylvania and West Virginia state laws at the coal-fired Hatfield's Ferry and Armstrong plants in Pennsylvania and the coal-fired Fort Martin and Willow Island plants in West Virginia. The EPA's NOV alleges equipment replacements during maintenance outages triggered the pre-construction permitting requirements under the NSR and PSD programs. On June 29, 2012, January 31, 2013, and March 27, 2013, EPA issued CAA section 114 requests for the Harrison coal-fired plant seeking information and documentation relevant to its operation and maintenance, including capital projects undertaken since 2007. On December 12, 2014, EPA issued a CAA section 114 request for the Fort Martin coal-fired plant seeking information and documentation relevant to its operation and maintenance, including capital projects undertaken since 2009. FirstEnergy intends to comply with the CAA but, at this time, is unable to predict the outcome of this matter or estimate the possible loss or range of loss.

In July 2008, three complaints representing multiple plaintiffs were filed against FG in the United States District Court for the Western District of Pennsylvania seeking damages based on air emissions from the coal-fired Bruce Mansfield Plant. Two of these complaints also seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner.” One complaint was filed on behalf of twenty-one individuals and the other is a class action complaint seeking certification as a class with the eight named plaintiffs as the class representatives. FG believes the claims are without merit and intends to vigorously defend itself against the allegations made in these complaints, but, at this time, is unable to predict the outcome of this matter or estimate the possible loss or range of loss.

Climate Change

There are a number of initiatives to reduce GHG emissions at the state, federal and international level. Certain northeastern states are participating in the RGGI and western states led by California, have implemented programs, primarily cap and trade mechanisms, to control emissions of certain GHGs. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation. A June 2013, Presidential Climate Action Plan outlined goals to: (1) cut carbon pollution in America by 17% by 2020 (from 2005 levels); (2) prepare the United States for the impacts of climate change; and (3) lead international efforts to combat global climate change and prepare for its impacts. GHG emissions have already been reduced by 10% between 2005 and 2012 according to an April, 2014 EPA Report. Due to plant deactivations and increased efficiencies, FirstEnergy anticipates its CO2 emissions will be reduced 25% below 2005 levels by 2015, exceeding the President’s Climate Action Plan goals both in terms of timing and reduction levels.

EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act” in December 2009, concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. EPA proposed a new source performance standard in September 2013, which would not apply to any existing, modified, or reconstructed fossil fuel fired generating units, of 1,000 lbs. CO2/MWH for large natural gas fired units (> 850 mmBTU/hr), and 1,100 lbs. CO2/MWH for other natural gas fired units (≤ 850 mmBTU/hr), and 1,100 lbs. CO2/MWH for fossil fuel fired units which would require partial carbon capture and storage. EPA proposed regulations in June 2014, to reduce CO2 emissions from existing fossil fuel fired electric generating units that would require each state to develop SIPs by June 30, 2016, to meet EPA’s state specific CO2 emission rate goals. EPA’s proposal allows states to request a 1-year extension for SIPs (June 30, 2017) or a 2-year extension for multi-state SIPs (June 30, 2018). EPA also proposed separate regulations imposing additional CO2 emission limits on modified and reconstructed fossil fuel fired electric generating units. On June 23, 2014, the United States Supreme Court decided that CO2 or other GHG emissions alone cannot trigger permitting requirements under the CAA, but that air emission sources that need PSD permits due to other regulated air pollutants can be required by EPA to install GHG control technologies. On April 16, 2015, the U.S. Court of Appeals for the D.C. Circuit held oral argument to consider challenges to prevent EPA from regulating CO2 emissions from existing fossil fuel fired electric generating units. Depending on the outcome of appeals and how any final rules are ultimately implemented, the future cost of compliance may be substantial.

At the international level, the United Nations Framework Convention on Climate Change resulted in the Kyoto Protocol requiring participating countries, which does not include the U.S., to reduce GHGs commencing in 2008 and has been extended through 2020. In advance of the December 2015, United Nations Framework Convention on Climate Change meetings in Paris, the Obama Administration submitted in March 2015, a formal pledge for the U.S. to reduce its economy-wide greenhouse gas emissions by 26 to 28 percent below 2005 levels by 2025. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require significant capital and other expenditures or result in changes to its operations. The CO2 emissions per KWH of electricity generated by FirstEnergy is lower than many of its regional competitors due to its diversified generation sources, which include low or non-CO2 emitting gas-fired and nuclear generators.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal CWA and its amendments, apply to FirstEnergy's plants. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy's operations.

The EPA finalized CWA Section 316(b) regulations in May 2014, requiring cooling water intake structures with an intake velocity greater than 0.5 feet per second to reduce fish impingement when aquatic organisms are pinned against screens or other parts of a cooling water intake system to a 12% annual average and requiring cooling water intake structures exceeding 125 million gallons per day to conduct studies to determine site-specific controls, if any, to reduce entrainment, which occurs when aquatic life is drawn into a facility's cooling water system. FirstEnergy is studying various control options and their costs and effectiveness, including pilot testing of reverse louvers in a portion of the Bay Shore plant's cooling water intake channel to divert fish away from the plant's cooling water intake system. Depending on the results of such studies and any final action taken by the states based on those studies, the future costs of compliance with these standards may require material capital expenditures.

The EPA proposed updates to the waste water effluent limitations guidelines and standards for the Steam Electric Power Generating category (40 CFR Part 423) in April 2013. The EPA proposed eight treatment options for waste water discharges from electric power plants, of which four are "preferred" by the agency. The preferred options range from more stringent chemical and biological treatment requirements to zero discharge requirements. The EPA is required to finalize this rulemaking by September 30, 2015, under a consent decree entered by a United States District Court and the treatment obligations are proposed to phase-in as permits are renewed on a 5-year cycle from 2017 to 2022. Depending on the content of the EPA's final rule and any final action taken by the states, the future costs of compliance with these standards may require material capital expenditures.

In October 2009, the WVDEP issued an NPDES water discharge permit for the Fort Martin plant, which imposes TDS, sulfate concentrations and other effluent limitations for heavy metals, as well as temperature limitations. Concurrent with the issuance of the Fort Martin NPDES permit, WVDEP also issued an administrative order setting deadlines for MP to meet certain of the effluent limits that were effective immediately under the terms of the NPDES permit. MP appealed, and a stay of certain conditions of the NPDES permit and order have been granted pending a final decision on the appeal and subject to WVDEP moving to dissolve the stay. The Fort Martin NPDES permit could require an initial capital investment ranging from $150 million to $300 million in order to install technology to meet the TDS and sulfate limits, which technology may also meet certain of the other effluent limits. Additional technology may be needed to meet certain other limits in the Fort Martin NPDES permit. MP intends to vigorously pursue these issues but cannot predict the outcome of the appeal or estimate the possible loss or range of loss.

FirstEnergy intends to vigorously defend against the CWA matters described above but, except as indicated above, cannot predict their outcomes or estimate the possible loss or range of loss.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain coal combustion residuals, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation.

In December 2014, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. Depending on how the final rules are ultimately implemented, the future costs of compliance with such CCR regulations may require material capital expenditures.

The PA DEP filed a 2012 complaint against FG in the United States District Court for the Western District of Pennsylvania with claims under the RCRA and Pennsylvania's Solid Waste Management Act regarding the LBR CCR Impoundment and simultaneously proposed a consent decree between PA DEP and FG to resolve those claims. On December 14, 2012, a modified consent decree was entered by the court, requiring FG to conduct monitoring studies and submit a closure plan to the PA DEP, no later than March 31, 2013, and discontinue disposal to LBR as currently permitted by December 31, 2016. The modified consent decree also required payment of civil penalties of $800,000 to resolve claims under the Solid Waste Management Act. PA DEP issued a 2014 permit requiring FE to provide bonding for 45 years of closure and post-closure activities and to complete closure within a 12-year period, but authorizing FE to seek a permit modification based on "unexpected site conditions that have or will slow closure progress." The permit does not require active dewatering of the CCRs, but does require a groundwater assessment for arsenic and abatement if certain conditions in the permit are met. The Bruce Mansfield plant is pursuing several options for its CCRs following December 31, 2016. A June 28, 2013 complaint filed by Citizens Coal Counsel and other NGOs in the United States District Court for the Western District of Pennsylvania, against the owner and operator of a reclamation mine in LaBelle, Pennsylvania that is one possible alternative, alleged the LaBelle site is in violation of RCRA and state laws. On July 14, 2014, Citizens Coal Council served FE, FG and NRG with a citizen suit notice alleging violations of RCRA due to beneficial reuse of "coal ash" at the LaBelle Site. To date, no complaint has been filed. On March 14, 2015, an application for waste permit renewal and reissuance for the Hatfield's Ferry CCR disposal facility, another potential alternative for Bruce Mansfield plant CCR disposal, was published in the Pennsylvania Bulletin commencing a 60-day comment period.

On October 10, 2013, approximately 61 individuals filed a complaint against FG in the United States District Court for the Northern District of West Virginia seeking damages for alleged property damage, bodily injury and emotional distress related to the LBR CCR Impoundment. The complaints state claims for private nuisance, negligence, negligence per se, reckless conduct and trespass related to alleged groundwater contamination and odors emanating from the Impoundment. FG believes the claims are without merit and intends to vigorously defend itself against the allegations made in the complaints, but, at this time, is unable to predict the outcome of the above matter or estimate the possible loss or range of loss.

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of March 31, 2015 based on estimates of the total costs of cleanup, FE's and its subsidiaries' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $125 million have been accrued through March 31, 2015. Included in the total are accrued liabilities of approximately $85 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FirstEnergy or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the possible losses or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of March 31, 2015, FirstEnergy had approximately $2.4 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. The values of FirstEnergy's NDTs fluctuate based on market conditions. If the value of the trusts decline by a material amount, FirstEnergy's obligation to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs. FES maintains a $155 million FES parental guaranty relating to a shortfall in nuclear decommissioning funding for Beaver Valley Unit 1 and Perry. FE and FES have also entered into a total of $23 million in parental guaranties in support of the decommissioning of the spent fuel storage facilities located at the nuclear facilities. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of its parental guaranties, as appropriate.

In August 2010, FENOC submitted an application to the NRC for renewal of the Davis-Besse operating license for an additional twenty years, until 2037. An NRC ASLB granted an opportunity for a hearing on the Davis-Besse license renewal application to a group of Intervenors, subject to the admissibility of contentions. On September 29, 2014, the Intervenors filed a petition, accompanied by a request to admit a new contention, to suspend the final licensing decision on Davis-Besse license renewal. These filings argued that the NRC’s Continued Storage Rule failed to make necessary safety findings regarding the technical feasibility of spent fuel disposal and the adequacy of future repository capacity required by the Atomic Energy Act. All other contentions had previously been denied. On February 26, 2015, the NRC Commissioners denied both the suspension request and the request to file new contentions on the Continued Storage Rule. On March 10, 2015, the ASLB issued an Order that terminated its jurisdiction and closed the record in the Davis-Besse license renewal proceeding. On April 22, 2015, one of the Intervenors filed requests to admit a contention on the NRC’s Continued Storage Rule and a motion to reopen the record in the Davis-Besse license renewal proceeding.

As part of routine inspections of the concrete shield building at Davis-Besse in 2013, FENOC identified changes to the subsurface laminar cracking condition originally discovered in 2011. These inspections revealed that the cracking condition had propagated a small amount in select areas. FENOC's analysis confirms that the building continues to maintain its structural integrity, and its ability to safely perform all of its functions. On September 2, 2014, the Intervenors in the Davis-Besse license renewal proceeding requested that the ASLB introduce issues based on FENOC's plans to manage the subsurface laminar cracking in the Davis-Besse shield building. On January 15, 2015, the ASLB denied this request. The NRC continues to evaluate FENOC's analysis of the shield building.

On March 12, 2012, the NRC issued orders requiring safety enhancements at U.S. reactors based on recommendations from the lessons learned Task Force review of the accident at Japan's Fukushima Daiichi nuclear power plant. These orders require additional mitigation strategies for beyond-design-basis external events, and enhanced equipment for monitoring water levels in spent fuel pools. The NRC also requested that licensees including FENOC: re-analyze earthquake and flooding risks using the latest information available; conduct earthquake and flooding hazard walkdowns at their nuclear plants; assess the ability of current communications systems and equipment to perform under a prolonged loss of onsite and offsite electrical power; and assess plant staffing levels needed to fill emergency positions. These and other NRC requirements adopted as a result of the accident at Fukushima Daiichi are likely to result in additional material costs from plant modifications and upgrades at FirstEnergy's nuclear facilities.

ICG Litigation

On December 28, 2006, AE Supply and MP filed a complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against ICG, Anker WV, and Anker Coal for failure to supply coal required by a long term CSA. A jury trial, appeal and other proceedings followed. On April 6, 2015, and in lieu of further appeals and litigation process, the parties agreed to a full and final settlement of all remaining claims and on April 7, 2015, ICG paid the $15 million settlement amount in full of which $12 million was allocated to AE Supply and $3 million to MP. The trial and appellate courts have been notified of the settlement.

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
The Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, Condensed Consolidating Balance Sheets as of March 31, 2015 and December 31, 2014, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2015 and 2014, for FES (parent and guarantor), FG and NG (non-guarantor) are presented below. These statements are provided as FES fully and unconditionally guarantees outstanding registered securities of FG as well as FG's obligations under the facility lease for the Bruce Mansfield sale and leaseback that underlie outstanding registered pass-through trust certificates. Investments in wholly owned subsidiaries are accounted for by FES using the equity method. Results of operations for FG and NG are, therefore, reflected in FES’ investment accounts and earnings as if operating lease treatment was achieved. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and the entries required to reflect operating lease treatment associated with the 2007 Bruce Mansfield Unit 1 sale and leaseback transaction.

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

For the Three Months Ended March 31, 2015	FES	FG	NG	Eliminations	Consolidated
	(In millions)

REVENUES	$1,332	$493	$507	$(955)	$1,377

OPERATING EXPENSES:
Fuel	—	180	50	—	230
Purchased power from affiliates	957	—	68	(955)	70
Purchased power from non-affiliates	543	—	—	—	543
Other operating expenses	180	67	154	12	413
Provision for depreciation	3	30	48	(1)	80
General taxes	15	8	6	—	29
Total operating expenses	1,698	285	326	(944)	1,365

OPERATING INCOME (LOSS)	(366)	208	181	(11)	12

OTHER INCOME (EXPENSE):
Loss on debt redemptions	—	—	—	—	—
Investment income, including net income from equity investees	241	3	14	(245)	13
Interest expense — affiliates	(6)	(2)	(1)	7	(2)
Interest expense — other	(13)	(26)	(13)	15	(37)
Capitalized interest	—	1	8	—	9
Total other income (expense)	222	(24)	8	(223)	(17)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFITS)	(144)	184	189	(234)	(5)

INCOME TAXES (BENEFITS)	(141)	67	70	2	(2)

NET INCOME (LOSS)	$(3)	$117	$119	$(236)	$(3)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$(3)	$117	$119	$(236)	$(3)

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(4)	(4)	3	1	(4)
Amortized gain on derivative hedges	(1)	—	—	—	(1)
Change in unrealized gain on available-for-sale securities	3	—	—	—	3
Other comprehensive income (loss)	(2)	(4)	3	1	(2)
Income taxes (benefits) on other comprehensive loss	(1)	(1)	1	—	(1)
Other comprehensive income (loss), net of tax	(1)	(3)	2	1	(1)
COMPREHENSIVE INCOME (LOSS)	$(4)	$114	$121	$(235)	$(4)

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

For the Three Months Ended March 31, 2014	FES	FG	NG	Eliminations	Consolidated
	(In millions)
STATEMENTS OF INCOME

REVENUES	$1,797	$315	$362	$(645)	$1,829

OPERATING EXPENSES:
Fuel	—	272	47	—	319
Purchased power from affiliates	645	—	64	(645)	64
Purchased power from non-affiliates	1,025	4	—	—	1,029
Other operating expenses	228	62	150	12	452
Provision for depreciation	2	29	43	—	74
General taxes	21	11	7	—	39
Total operating expenses	1,921	378	311	(633)	1,977

OPERATING INCOME (LOSS)	(124)	(63)	51	(12)	(148)

OTHER INCOME (EXPENSE):
Loss on debt redemption	(3)	(1)	(1)	—	(5)
Investment income, including net income from equity investees	104	1	21	(106)	20
Interest expense — affiliates	(3)	(1)	(1)	3	(2)
Interest expense — other	(14)	(24)	(13)	15	(36)
Capitalized interest	—	1	11	—	12
Total other income (expense)	84	(24)	17	(88)	(11)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES (BENEFITS)	(40)	(87)	68	(100)	(159)

INCOME TAXES (BENEFITS)	(52)	(31)	26	1	(56)

INCOME (LOSS) FROM CONTINUING OPERATIONS	12	(56)	42	(101)	(103)

Discontinued operations (net of income taxes of $70) (Note 13)	—	116	—	—	116

NET INCOME	$12	$60	$42	$(101)	$13

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$12	$60	$42	$(101)	$13

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(5)	(4)	—	4	(5)
Amortized gain on derivative hedges	(2)	—	—	—	(2)
Change in unrealized gain on available for sale securities	19	—	19	(19)	19
Other comprehensive income (loss)	12	(4)	19	(15)	12
Income taxes (benefits) on other comprehensive income (loss)	4	(2)	7	(5)	4
Other comprehensive income (loss), net of tax	8	(2)	12	(10)	8
COMPREHENSIVE INCOME	$20	$58	$54	$(111)	$21

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of March 31, 2015	FES	FG	NG	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2	$—	$—	$2
Receivables-
Customers	351	—	—	—	351
Affiliated companies	507	357	313	(636)	541
Other	71	2	79	—	152
Notes receivable from affiliated companies	333	1,017	634	(1,940)	44
Materials and supplies	46	181	220	—	447
Derivatives	132	—	—	—	132
Collateral	217	—	—	—	217
Prepayments and other	83	34	—	—	117
	1,740	1,593	1,246	(2,576)	2,003
PROPERTY, PLANT AND EQUIPMENT:
In service	134	6,296	7,659	(383)	13,706
Less — Accumulated provision for depreciation	39	2,085	3,399	(192)	5,331
	95	4,211	4,260	(191)	8,375
Construction work in progress	3	162	892	—	1,057
	98	4,373	5,152	(191)	9,432
INVESTMENTS:
Nuclear plant decommissioning trusts	—	—	1,381	—	1,381
Investment in affiliated companies	6,847	—	—	(6,847)	—
Other	—	10	—	—	10
	6,847	10	1,381	(6,847)	1,391

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	344	7	—	(351)	—
Customer intangibles	74	—	—	—	74
Goodwill	23	—	—	—	23
Property taxes	—	11	20	—	31
Unamortized sale and leaseback costs	—	—	—	248	248
Derivatives	67	—	—	—	67
Other	31	275	6	(204)	108
	539	293	26	(307)	551
	$9,224	$6,269	$7,805	$(9,921)	$13,377

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$—	$166	$348	$(24)	$490
Short-term borrowings-
Affiliated companies	1,624	316	—	(1,940)	—
Other	275	9	—	—	284
Accounts payable-
Affiliated companies	652	180	249	(652)	429
Other	84	72	—	—	156
Accrued taxes	5	43	92	(55)	85
Derivatives	154	—	—	—	154
Other	44	63	17	82	206
	2,838	849	706	(2,589)	1,804
CAPITALIZATION:
Total equity	5,581	2,677	4,135	(6,812)	5,581
Long-term debt and other long-term obligations	695	2,212	859	(1,161)	2,605
	6,276	4,889	4,994	(7,973)	8,186
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	—	—	—	816	816
Accumulated deferred income taxes	13	—	710	(175)	548
Asset retirement obligations	—	190	648	—	838
Retirement benefits	36	291	—	—	327
Derivatives	28	—	—	—	28
Other	33	50	747	—	830
	110	531	2,105	641	3,387
	$9,224	$6,269	$7,805	$(9,921)	$13,377

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of December 31, 2014	FES	FG	NG	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2	$—	$—	$2
Receivables-
Customers	415	—	—	—	415
Affiliated companies	484	487	674	(1,120)	525
Other	66	21	20	—	107
Notes receivable from affiliated companies	339	838	272	(1,449)	—
Materials and supplies	67	202	223	—	492
Derivatives	147	—	—	—	147
Collateral	229	—	—	—	229
Prepayments and other	56	41	—	(2)	95
	1,803	1,591	1,189	(2,571)	2,012
PROPERTY, PLANT AND EQUIPMENT:
In service	133	6,217	7,628	(382)	13,596
Less — Accumulated provision for depreciation	36	2,058	3,305	(191)	5,208
	97	4,159	4,323	(191)	8,388
Construction work in progress	3	206	801	—	1,010
	100	4,365	5,124	(191)	9,398
INVESTMENTS:
Nuclear plant decommissioning trusts	—	—	1,365	—	1,365
Investment in affiliated companies	6,607	—	—	(6,607)	—
Other	—	10	—	—	10
	6,607	10	1,365	(6,607)	1,375

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	276	76	—	(352)	—
Customer intangibles	78	—	—	—	78
Goodwill	23	—	—	—	23
Property taxes	—	14	27	—	41
Unamortized sale and leaseback costs	—	—	—	217	217
Derivatives	52	—	—	—	52
Other	34	277	7	(204)	114
	463	367	34	(339)	525
	$8,973	$6,333	$7,712	$(9,708)	$13,310

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$18	$164	$348	$(24)	$506
Short-term borrowings-
Affiliated companies	1,135	321	28	(1,449)	35
Other	90	9	—	—	99
Accounts payable-
Affiliated companies	1,068	197	219	(1,068)	416
Other	46	202	—	—	248
Accrued taxes	2	62	161	(123)	102
Derivatives	166	—	—	—	166
Other	72	56	9	47	184
	2,597	1,011	765	(2,617)	1,756
CAPITALIZATION:
Total equity	5,585	2,561	4,014	(6,575)	5,585
Long-term debt and other long-term obligations	695	2,215	859	(1,161)	2,608
	6,280	4,776	4,873	(7,736)	8,193
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	—	—	—	824	824
Accumulated deferred income taxes	13	—	678	(180)	511
Asset retirement obligations	—	189	652	—	841
Retirement benefits	36	288	—	—	324
Derivatives	14	—	—	—	14
Other	33	69	744	1	847
	96	546	2,074	645	3,361
	$8,973	$6,333	$7,712	$(9,708)	$13,310

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31, 2015	FES	FG	NG	Eliminations	Consolidated
	(In millions)

NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES	$(662)	$222	$545	$—	$105
CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	674	—	—	(524)	150
Redemptions and Repayments-
Long-term debt	(17)	—	—	—	(17)
Short-term borrowings, net	—	(5)	(28)	33	—
Other	—	(2)	—	—	(2)
Net cash provided from (used for) financing activities	657	(7)	(28)	(491)	131
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1)	(36)	(82)	—	(119)
Nuclear fuel	—	—	(60)	—	(60)
Sales of investment securities held in trusts	—	—	189	—	189
Purchases of investment securities held in trusts	—	—	(202)	—	(202)
Loans to affiliated companies, net	6	(179)	(362)	491	(44)
Net cash provided from (used for) investing activities	5	(215)	(517)	491	(236)
Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2	—	—	2
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31, 2014	FES	FG	NG	Eliminations	Consolidated
	(In millions)

NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES	$(450)	$87	$51	$—	$(312)
CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	—	235	182	—	417
Short-term borrowings, net	209	72	—	(161)	120
Equity contribution from parent	500	—	—	—	500
Redemptions and Repayments-
Long-term debt	—	(248)	(197)	—	(445)
Short-term borrowings, net	—	—	(151)	151	—
Other	(1)	(2)	(1)	—	(4)
Net cash provided from (used for) financing activities	708	57	(167)	(10)	588

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(2)	(28)	(268)	—	(298)
Nuclear fuel	—	—	(55)	—	(55)
Proceeds from asset sales	—	307	—	—	307
Sales of investment securities held in trusts	—	—	423	—	423
Purchases of investment securities held in trusts	—	—	(438)	—	(438)
Loans to affiliated companies, net	(254)	(425)	454	10	(215)
Other	(2)	2	—	—	—
Net cash provided from (used for) investing activities	(258)	(144)	116	10	(276)
Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2	—	—	2
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

12. SEGMENT INFORMATION

FirstEnergy's reportable segments are as follows: Regulated Distribution, Regulated Transmission, and CES.

Financial information for each of FirstEnergy’s reportable segments is presented in the tables below. FES does not have separate reportable operating segments.

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also includes regulated electric generation facilities located primarily in West Virginia, Virginia and New Jersey that MP and JCP&L, respectively, own or contractually control. The segment's results reflect the commodity costs of securing electric generation and the deferral and amortization of certain fuel costs. This business segment currently controls 3,790 MWs of generation capacity.
The Regulated Transmission segment transmits electricity through transmission facilities owned and operated by ATSI, TrAIL, and certain of FirstEnergy's utilities (JCP&L, ME, PN, MP, PE and WP) and the regulatory asset associated with the abandoned PATH project. The segment's revenues are primarily derived from rates that recover costs and provide a return on transmission capital investment. Except for the recovery of the PATH abandoned project regulatory asset, these revenues are primarily from transmission services provided pursuant to the PJM Tariff to LSEs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.
The CES segment, through FES and AE Supply, primarily supplies electricity to end-use customers through retail and wholesale arrangements, including competitive retail sales to customers primarily in Ohio, Pennsylvania, Illinois, Michigan, New Jersey and Maryland, and the provision of partial POLR and default service for some utilities in Ohio, Pennsylvania and Maryland, including the Utilities. This business segment currently controls 13,169 MWs of capacity.
The CES segment’s net income is primarily derived from electric generation sales less the related costs of electricity generation, including fuel, purchased power and net transmission (including congestion) and ancillary costs and capacity costs charged by PJM to deliver energy to the segment’s customers.

In 2014, the CES segment began reducing its exposure to weather-sensitive loads, maintaining competitive generation in excess of committed sales, eliminating load obligations that do not adequately cover risk premiums, pursuing more certain revenue streams and modifying its hedging strategy to optimize risk management and market upside opportunities. As part of this, the CES segment eliminated future selling efforts in certain sales channels, such as Mass Market, medium commercial-industrial and select large commercial-industrial (Direct), to focus on a selective mix of retail sales channels, wholesale sales that hedge generation more effectively, and maintain a small open position to take advantage of market upside opportunities resulting from volatility such as that experienced in the first quarter of 2014. Beginning in 2015, CES will target approximately 65 to 75 million MWHs in annual contract sales with a projected target portfolio mix of approximately 10 to 15 million MWHs in Governmental Aggregation sales, 0 to 10 million MWHs of POLR sales, 0 to 20 million MWHs in large commercial and industrial sales (Direct),10 to 20 million MWHs in block wholesale sales, including Structured sales, and 10 to 20 million MWHs of spot wholesale sales. As of March 31, 2015, committed sales for calendar year 2015 and 2016 are 70 million MWH and 45 million MWH, respectively. Support for current customers in the channels to be exited will remain through their respective contract terms.
Corporate support and other businesses that are below the quantifiable threshold for separate disclosure as a reportable segment and interest expense on stand-alone holding company debt and corporate income taxes are categorized as Corporate/Other for reportable business segment purposes. As of March 31, 2015, Corporate/Other had $4.2 billion of stand-alone holding company long-term debt, of which 28% was subject to variable-interest rates, and $1.9 billion was borrowed by FE under its revolving credit facility. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the accompanying table.

Segment Financial Information

Three Months Ended	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Corporate/ Other	Reconciling Adjustments	Consolidated
	(In millions)

March 31, 2015
External revenues	$2,562	$238	$1,175	$(42)	$(36)	$3,897
Internal revenues	—	—	260	—	(260)	—
Total revenues	2,562	238	1,435	(42)	(296)	3,897
Depreciation	172	37	96	14	—	319
Amortization of regulatory assets, net	29	3	—	—	—	32
Investment income (loss)	13	—	11	3	(10)	17
Interest expense	144	39	48	47	1	279
Income taxes (benefits)	122	42	(4)	(18)	2	144
Income (loss) from continuing operations	208	72	(9)	(49)	—	222
Net income (loss)	208	72	(9)	(49)	—	222
Total assets	28,276	6,731	16,733	781	—	52,521
Total goodwill	5,092	526	800	—	—	6,418
Property additions	280	254	126	8	—	668

March 31, 2014
External revenues	$2,550	$182	$1,522	$(35)	$(37)	$4,182
Internal revenues	—	—	249	—	(249)	—
Total revenues	2,550	182	1,771	(35)	(286)	4,182
Depreciation	162	30	91	11	—	294
Amortization (Deferral) of regulatory assets, net	(31)	3	—	—	—	(28)
Investment income (loss)	15	—	14	3	(10)	22
Interest expense	151	25	46	43	—	265
Income taxes (benefits)	125	30	(73)	(26)	(8)	48
Income (loss) from continuing operations	214	51	(124)	(32)	13	122
Discontinued operations, net of tax	—	—	86	—	—	86
Net income (loss)	214	51	(38)	(32)	13	208
Total assets	27,742	5,584	17,445	457	—	51,228
Total goodwill	5,092	526	800	—	—	6,418
Property additions	269	217	318	17	—	821

13. DISCONTINUED OPERATIONS

On February 12, 2014, certain of FirstEnergy's subsidiaries sold eleven hydroelectric power stations to LS Power for approximately $394 million (FES - $307 million). The carrying value of the assets sold was $235 million (FES - $122 million), including goodwill of $29 million (FES - $1 million). Pre-tax income for the hydroelectric facilities of $155 million (FES - $186 million) for the three months ended March 31, 2014, was included in discontinued operations in the Consolidated Statement of Income (Loss). Included in income from discontinued operations in the three months ended March 31, 2014, was a pre-tax gain on the sale of assets of $142 million (FES - $177 million). Revenues for the hydroelectric facilities of $5 million (FES - $5 million) for the three months ended March 31, 2014, was included in discontinued operations in the Consolidated Statement of Income (Loss).

Item 2.        Management’s Discussion and Analysis of Registrant and Subsidiaries

FIRSTENERGY CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRSTENERGY’S BUSINESS

FirstEnergy's reportable segments are as follows: Regulated Distribution, Regulated Transmission, and CES.

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also includes regulated electric generation facilities located primarily in West Virginia, Virginia and New Jersey that MP and JCP&L, respectively, own or contractually control. The segment's results reflect the commodity costs of securing electric generation and the deferral and amortization of certain fuel costs. This business segment currently controls 3,790 MWs of generation capacity.

The Regulated Transmission segment transmits electricity through transmission facilities owned and operated by ATSI, TrAIL, and certain of FirstEnergy's utilities (JCP&L, ME, PN, MP, PE and WP) and the regulatory asset associated with the abandoned PATH project. The segment's revenues are primarily derived from rates that recover costs and provide a return on transmission capital investment. Except for the recovery of the PATH abandoned project regulatory asset, these revenues are primarily from transmission services provided pursuant to the PJM Tariff to LSEs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.
The CES segment, through FES and AE Supply, primarily supplies electricity to end-use customers through retail and wholesale arrangements, including competitive retail sales to customers primarily in Ohio, Pennsylvania, Illinois, Michigan, New Jersey and Maryland, and the provision of partial POLR and default service for some utilities in Ohio, Pennsylvania and Maryland, including the Utilities. This business segment currently controls 13,169 MWs of capacity.
The CES segment’s net income is primarily derived from electric generation sales less the related costs of electricity generation, including fuel, purchased power and net transmission (including congestion) and ancillary costs and capacity costs charged by PJM to deliver energy to the segment’s customers.

The segment derives its revenues from the sale of generation to direct, governmental aggregation, POLR, structured and wholesale customers. The segment is exposed to various market and financial risks, including the risk of price fluctuations in the wholesale power markets. Wholesale power prices may be impacted by the prices of other commodities, including coal and natural gas, and energy efficiency and DR programs, as well as regulatory and legislative actions, such as MATS, among other factors. The segment attempts to mitigate the market risk inherent in its energy position by economically hedging its exposure and continuously monitoring various risk measurement metrics to ensure compliance with its risk management policies.

Corporate support and other businesses that are below the quantifiable threshold for separate disclosure as a reportable segment and interest expense on stand-alone holding company debt and corporate income taxes are categorized as Corporate/Other for reportable business segment purposes. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of March 31, 2015, Corporate/Other had $4.2 billion of stand-alone holding company long-term debt, of which 28% was subject to variable-interest rates, and $1.9 billion was borrowed by FE under its revolving credit facility.

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

EXECUTIVE SUMMARY

In 2014, FirstEnergy launched programs to begin reinvesting in its Regulated Transmission and Regulated Distribution segments. This investment strategy is focused on delivering enhanced customer service and reliability, strengthening grid and cyber-security, and adding resiliency and operating flexibility to its transmission and distribution infrastructure.

Focusing on reinvestment in its regulated operations will also provide stability and growth for FirstEnergy as this plan is implemented over the coming years. The centerpiece of FirstEnergy’s regulated investment strategy is the Energizing the Future transmission expansion plan, which was introduced in late 2013. The initial phase of this plan includes $4.2 billion in investments from 2014 through 2017 to modernize the transmission system owned by FirstEnergy’s Regulated Transmission segment. In 2014, Regulated Transmission's capital expenditures were $1.4 billion and the segment expects 2015 capital expenditures of $970 million for regulatory required and reliability enhancement projects. FirstEnergy expects to fund these investments through a combination of debt, previously announced equity issuances through a stock investment plan and, to the extent available, employee benefit plans, and cash. In the future, FirstEnergy may consider additional equity to fund capital investments in the regulated operations.

The transmission investment program is also designed to prepare the electrical system for load growth, including increased demand related to continued development in the Marcellus and Utica shale regions of the utilities’ western Pennsylvania, eastern Ohio and West Virginia service areas. While FirstEnergy continues to monitor recent developments in shale related activity, in 2014, more than 400 MWs of new industrial demand associated with shale gas activity came online in FirstEnergy’s region, and more than 1,000 MWs of additional planned expansion is expected at customer facilities through 2019.

During the first quarter of 2015, FirstEnergy launched a cash flow improvement plan to capture both immediate and long-term savings opportunities. Management is focused on reductions in operating expenses, capital expenditures, inventory purchases and supply chain savings with targeted cash savings of $50 million in 2015, $150 million in 2016 and $200 million annually by 2017. Savings are expected to be split evenly between operating and maintenance expenditures and capital expenditures. Workforce reductions and changes to employee compensation and benefits are not included in the scope of this effort.

During the first quarter of 2015, FirstEnergy completed a number of key regulatory initiatives and continues to pursue other regulatory initiatives across its utility footprint, focused on providing significant benefits to customers while ensuring the timely and appropriate recovery of investments. These initiatives include:

•
Implementation of new rates for MP and PE effective February 25, 2015 resulting from the WVPSC's approval of a rate case settlement agreement on February 3, 2015, that will result in recovery of $63 million, annually, for reliability investments, storm damage expenses, and investments in operating improvements and environmental compliance at MP's and PE's regulated, coal-fired power plants in the state.

•
Implementation of new rates for ME, PN, Penn and WP effective May 3, 2015, resulting from the PPUC’s approval of rate case settlement agreements in April 2015, providing for an increase in annual revenues of approximately $293 million, and approximately $88 million of additional annual operating expenses.

•
The Ohio Companies' ESP IV, Powering Ohio’s Progress, filed in August 2014, with an expected decision in 2015 that would freeze base distribution rates for three years while helping ensure continued availability of more than 3,200 MWs, if approved by the PUCO, of FirstEnergy’s critical baseload generating assets primarily located in the state and serving the long-term energy needs of Ohio customers.

•
ATSI’s October 2014 rate filing with FERC to request transmission rates using a "forward looking" approach, where transmission rates would be based on estimated costs for the current year with an annual true up. On December 31, 2014, FERC issued an order accepting ATSI's rate filing to become effective January 1, 2015, as requested, subject to refund and the outcome of hearing and settlement proceedings and FERC's inquiry into ATSI's ROE.

Additionally, on March 26, 2015, the NJBPU issued orders on JCP&L's base rate proceeding and its generic storm proceeding resulting in a reduction of approximately $34 million in JCP&L's annual revenues, including the recovery of 2011 and 2012 storm costs as well the NJBPU's recently modified CTA policy. The new rates were effective April 1, 2015.

In 2014, FirstEnergy set a new course for CES designed to limit risk in the current difficult energy market, while positioning the business to take advantage of future market upside.

In 2015, FirstEnergy continues to reposition its competitive business to focus on reducing exposure to weather-sensitive load in certain sales channels and pursuing high-margin sales, while also leaving a portion of its generation available to capture future market opportunities. This strategy is designed to better position CES to benefit from opportunities as markets improve while limiting risk from continued challenging market conditions. At the same time, FirstEnergy continues to advocate for reforms that can ensure competitive wholesale markets adequately value baseload generation, which is essential to maintaining grid reliability.

The CES segment economically hedges exposure to price risk on a ratable basis, which is intended to reduce the near-term financial impact of market price volatility. As of March 31, 2015, committed sales for 2015 are approximately 70 million MWH. For the nine months from April to December 2015, supply from expected generation and committed purchases is approximately 116% of committed sales assuming normal weather conditions. As of March 31, 2015, committed sales for 2016 and 2017 are approximately 45 million MWHs and 23 million MWHs, respectively. On average, the CES segment expects to produce approximately 75 - 80 million MWHs of electricity annually, with up to an additional 5 million MWHs available from purchased power agreements for wind, solar and its entitlement from OVEC. The CES segment fulfills the difference between committed sales, which is based on estimated customer usage, assuming normal weather, and electricity generated, through forward contracts and options, generation produced by its peaking units and, as necessary, purchasing power on the wholesale market.

FirstEnergy has also reduced the size and shifted the mix of its generating assets, while reducing operating expenses and capital expenditures, including the deactivation of certain plants and the 2014 sale of certain hydro facilities. As a result, the remaining competitive fleet is more cost-effective, efficient and environmentally sound. FirstEnergy is on track to exceed benchmarks established by MATS and other environmental regulations. FirstEnergy’s total cost for MATS compliance is expected to be approximately $370 million ($178 million at CES and $192 million at Regulated Distribution), of which $145 million has been spent through March 31, 2015 ($58 million at CES and $87 million at Regulated Distribution).

Operational Matters

FirstEnergy continues to monitor market reforms and market conditions as they impact its decision to continue operation of the coal-fired Bruce Mansfield Power Plant. While the plant continues to operate, FirstEnergy recently began moving forward with some early aspects of the new water treatment upgrades necessary to allow the plant to continue to operate after December 31, 2016, when LBR CCR Impoundment is required to close. FirstEnergy decided to move forward with this project now in advance of the next capacity auction in order to preserve the ability to operate the plant without interruption beyond 2016.

Additionally, on April 24, 2015, the 1,268-MW Perry Nuclear Power Plant returned to service following a scheduled refueling, maintenance and transformer replacement outage that began on March 9, 2015. While the unit was offline, 280 of the 748 fuel assemblies were replaced, and numerous safety inspections were conducted on the unit's reactor vessel, turbine and electrical generator.

On April 25, 2015, the 939-MW Beaver Valley Unit 1 began a scheduled refueling and maintenance outage. While the unit is offline, 61 of the 157 fuel assemblies will be replaced and numerous safety inspections will be conducted. In addition, preventative maintenance to ensure continued safe and reliable operations will be performed on major components including the plant’s three steam generators as well as various pumps, valves and the cooling tower.

Financial Overview

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share amounts)	2015	2014

REVENUES:	$3,897	$4,182	$(285)	(6.8)%

OPERATING EXPENSES:
Fuel	513	617	(104)	(16.9)%
Purchased power	1,113	1,455	(342)	(23.5)%
Other operating expenses	1,057	1,182	(125)	(10.6)%
Provision for depreciation	319	294	25	8.5%
Amortization (deferral) of regulatory assets, net	32	(28)	60	214.3%
General taxes	269	271	(2)	(0.7)%
Total operating expenses	3,303	3,791	(488)	(12.9)%

OPERATING INCOME	594	391	203	51.9%

OTHER INCOME (EXPENSE):
Loss on debt redemptions	—	(7)	7	100.0%
Investment income	17	22	(5)	(22.7)%
Interest expense	(279)	(265)	(14)	(5.3)%
Capitalized financing costs	34	29	5	17.2%
Total other expense	(228)	(221)	(7)	(3.2)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	366	170	196	115.3%

INCOME TAXES	144	48	96	200.0%

INCOME FROM CONTINUING OPERATIONS	222	122	100	82.0%

Discontinued operations (net of income taxes of $69) (Note 13)	—	86	(86)	(100.0)%

NET INCOME	$222	$208	$14	6.7%

EARNINGS PER SHARE OF COMMON STOCK:
Basic - Continuing Operations	$0.53	$0.29	$0.24	82.8%
Basic - Discontinued Operations (Note 13)	—	0.21	(0.21)	(100.0)%
Basic - Net Earnings per Basic Share	$0.53	$0.50	$0.03	6.0%

Diluted - Continuing Operations	$0.53	$0.29	$0.24	82.8%
Diluted - Discontinued Operations (Note 13)	—	0.20	(0.20)	(100.0)%
Diluted - Net Earnings per Diluted Share	$0.53	$0.49	$0.04	8.2%

FirstEnergy's net income in the first quarter of 2015 was $222 million, or basic and diluted earnings of $0.53 per share of common stock, compared with net income of $208 million, or basic earnings of $0.50 ($0.49 diluted) per share of common stock in the first quarter of 2014, which included $86 million of income from discontinued operations or basic earnings of $0.21 ($0.20 diluted) per share of common stock. Income from continuing operations increased $100 million, or 82% in the first quarter of 2015 compared to the same period of 2014. The year-over-year increase in income from continuing operations was primarily due to a $115 million improvement at CES resulting from the absence of the extreme market conditions in the first quarter of 2014 and CES' revised sales strategy to reduce weather sensitive load and more effectively hedge generation, which mitigated the extreme weather conditions that occurred in the first quarter of 2015. Additionally, the year-over-year increase in income from continuing operations also resulted from a $21 million improvement at Regulated Transmission associated with ATSI's transition to a "forward looking" formula rate calculation in 2015, where transmission rates are based on estimated costs for the coming year, subject to an annual true-up, reflecting increased rate base and cost of service recovery.

For the first quarter of 2015, FirstEnergy’s revenues decreased $285 million, or 6.8%, compared with the first quarter of 2014. The decrease was primarily attributable to a $336 million decline in revenues at CES, which was a direct result of management’s decision in 2014 to eliminate future selling efforts in certain sales channels to reduce exposure to weather-sensitive loads and eliminate load obligations that do not adequately cover risk premiums. Partially offsetting this decrease was a $56 million increase in revenues at the Regulated Transmission segment, primarily resulting from ATSI’s transition to a “forward looking” formula rate. Additionally, Regulated Distribution's revenues increased $12 million resulting primarily from the recovery of energy efficiency and NUG costs partially offset by lower generation sales primarily reflecting a decline in wholesale sales and market prices.

Operating expenses decreased $488 million, or 12.9%, compared to the first quarter of 2014. The reduction in operating expenses resulted from a $520 million decrease at CES, primarily reflecting lower fuel, purchased power and transmission expenses associated with lower contract sales and the absence of the extreme market conditions that occurred in January 2014, that resulted in higher purchased power volumes at higher prices and higher transmission expenses. Regulated Distribution operating expenses increased $30 million primarily reflecting higher cost recovery of deferred generation and energy efficiency costs and increased depreciation. Additionally, Regulated Transmission operating expenses increased $15 million reflecting higher depreciation and property taxes resulting from a higher asset base, a majority of which was subject to ATSI's "forward looking" rate.

FirstEnergy’s other expenses increased approximately $7 million, primarily resulting from an increase in interest expense associated with debt issuances at the Regulated Transmission segment that occurred in 2014.

FirstEnergy’s effective tax rate on income from continuing operations for the three-months ended March 31, 2015 was 39.3%, compared with an effective tax rate from continuing operations of 28.2% for the three-months ended March 31, 2014. The increase in the effective tax rate is primarily due to tax benefits realized in the first quarter of 2014 from the elimination of certain future tax liabilities associated with basis differences and changes in state apportionment factors.

Finally, CES completed the sale of certain hydro generating assets for $394 million in the first quarter of 2014 and recorded an after-tax gain of approximately $78 million included in discontinued operations.

RESULTS OF OPERATIONS

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s segments. A reconciliation of segment financial results is provided in Note 12, Segment Information, of the Combined Notes to Consolidated Financial Statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Summary of Results of Operations — First Quarter 2015 Compared with First Quarter 2014

Financial results for FirstEnergy’s business segments in the first quarter of 2015 and 2014 were as follows:

First Quarter 2015 Financial Results	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$2,517	$238	$1,125	$(45)	$3,835
Other	45	—	50	(33)	62
Internal	—	—	260	(260)	—
Total Revenues	2,562	238	1,435	(338)	3,897

Operating Expenses:
Fuel	146	—	367	—	513
Purchased power	975	—	398	(260)	1,113
Other operating expenses	597	35	519	(94)	1,057
Provision for depreciation	172	37	96	14	319
Amortization of regulatory assets, net	29	3	—	—	32
General taxes	190	24	41	14	269
Total Operating Expenses	2,109	99	1,421	(326)	3,303

Operating Income	453	139	14	(12)	594

Other Income (Expense):
Loss on debt redemptions	—	—	—	—	—
Investment income	13	—	11	(7)	17
Interest expense	(144)	(39)	(48)	(48)	(279)
Capitalized financing costs	8	14	10	2	34
Total Other Expense	(123)	(25)	(27)	(53)	(228)

Income (Loss) Before Income Taxes (Benefits)	330	114	(13)	(65)	366
Income taxes (benefits)	122	42	(4)	(16)	144
Income (Loss) From Continuing Operations	208	72	(9)	(49)	222
Discontinued Operations, net of tax	—	—	—	—	—
Net Income (Loss)	$208	$72	$(9)	$(49)	$222

First Quarter 2014 Financial Results	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$2,501	$182	$1,474	$(56)	$4,101
Other	49	—	48	(16)	81
Internal	—	—	249	(249)	—
Total Revenues	2,550	182	1,771	(321)	4,182

Operating Expenses:
Fuel	153	—	464	—	617
Purchased power	981	—	723	(249)	1,455
Other operating expenses	627	34	609	(88)	1,182
Provision for depreciation	162	30	91	11	294
Amortization (deferral) of regulatory assets, net	(31)	3	—	—	(28)
General taxes	187	17	54	13	271
Total Operating Expenses	2,079	84	1,941	(313)	3,791

Operating Income (Loss)	471	98	(170)	(8)	391

Other Income (Expense):
Loss on debt redemptions	—	—	(7)	—	(7)
Investment income	15	—	14	(7)	22
Interest expense	(151)	(25)	(46)	(43)	(265)
Capitalized financing costs	4	8	12	5	29
Total Other Expense	(132)	(17)	(27)	(45)	(221)

Income (Loss) From Continuing Operations Before Income Taxes (Benefits)	339	81	(197)	(53)	170
Income taxes (benefits)	125	30	(73)	(34)	48
Income (Loss) From Continuing Operations	214	51	(124)	(19)	122
Discontinued Operations, net of tax	—	—	86	—	86
Net Income (Loss)	$214	$51	$(38)	$(19)	$208

Changes Between First Quarter 2015 and First Quarter 2014 Financial Results Increase (Decrease)	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$16	$56	$(349)	$11	$(266)
Other	(4)	—	2	(17)	(19)
Internal	—	—	11	(11)	—
Total Revenues	12	56	(336)	(17)	(285)

Operating Expenses:
Fuel	(7)	—	(97)	—	(104)
Purchased power	(6)	—	(325)	(11)	(342)
Other operating expenses	(30)	1	(90)	(6)	(125)
Provision for depreciation	10	7	5	3	25
Amortization of regulatory assets, net	60	—	—	—	60
General taxes	3	7	(13)	1	(2)
Total Operating Expenses	30	15	(520)	(13)	(488)

Operating Income (Loss)	(18)	41	184	(4)	203

Other Income (Expense):
Loss on debt redemptions	—	—	7	—	7
Investment income	(2)	—	(3)	—	(5)
Interest expense	7	(14)	(2)	(5)	(14)
Capitalized financing costs	4	6	(2)	(3)	5
Total Other Income (Expense)	9	(8)	—	(8)	(7)

Income (Loss) From Continuing Operations Before Income Taxes (Benefits)	(9)	33	184	(12)	196
Income taxes (benefits)	(3)	12	69	18	96
Income (Loss) From Continuing Operations	(6)	21	115	(30)	100
Discontinued Operations, net of tax	—	—	(86)	—	(86)
Net Income (loss)	$(6)	$21	$29	$(30)	$14

Regulated Distribution — First Quarter 2015 Compared with First Quarter 2014

Regulated Distribution's net income decreased $6 million in the first quarter of 2015 compared to the same period of 2014, primarily reflecting increased operating and maintenance expense associated with higher benefit costs and increased depreciation expense, partially offset by an increase in distribution services revenues in Ohio.

Revenues —

The $12 million increase in total revenues resulted from the following sources:

	Three Months Ended March 31,		Increase
Revenues by Type of Service	2015	2014	(Decrease)
	(In millions)
Distribution services	$1,027	$983	$44

Generation sales:
Retail	1,180	1,105	75
Wholesale	145	253	(108)
Total generation sales	1,325	1,358	(33)

Transmission	165	160	5
Other	45	49	(4)
Total Revenues	$2,562	$2,550	$12

Distribution services revenues increased $44 million resulting from increased cost recovery for certain energy efficiency programs and above market NUG costs. Additionally, distribution services revenues increased resulting from the Ohio Companies' energy efficiency performance shared savings and the DCR, and MP's and PE's implementation of new base rates and the vegetation management surcharge effective February 25, 2015, as approved in the West Virginia base rate case. Distribution deliveries by customer class are summarized in the following table:

	Three Months Ended March 31,
Electric Distribution MWH Deliveries	2015	2014	Increase
	(In thousands)
Residential	16,562	16,570	—%
Commercial	11,132	11,028	0.9%
Industrial	12,740	12,700	0.3%
Other	147	144	2.1%
Total Electric Distribution MWH Deliveries	40,581	40,442	0.3%

Distribution deliveries to residential and commercial customers reflect increased weather-related usage resulting from heating degree days that were 2% above 2014 and 21% above normal, with the residential class offset by lower average customer usage resulting from, in part, increasing energy efficiency mandates. Increased sales in the industrial sector primarily related to shale gas activities. FirstEnergy continues to expect growth in the industrial sector beyond 2015 for potential shale gas projects. As new gas fields are developed, the opportunity for additional manufacturing expansion could further support growth.

The following table summarizes the price and volume factors contributing to the $33 million decrease in generation revenues for the first quarter of 2015 compared to the same period of 2014:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of increase in sales volumes	$70
Change in prices	5
75
Wholesale:
Effect of decrease in sales volumes	(88)
Change in prices	(41)
Capacity Revenue	21
(108)
Decrease in Generation Revenues	$(33)

The increase in retail generation sales volumes was primarily due to decreased customer shopping in Ohio, Pennsylvania, and New Jersey and a slight increase in weather-related usage, as described above. Total generation provided by alternative suppliers as a percentage of total MWH deliveries decreased to 78% from 80% for the Ohio Companies, 62% from 65% for the Pennsylvania Companies and 50% from 53% for JCP&L.

The decrease in wholesale generation revenues of $108 million reflects decreased volume associated with the termination of certain NUG contracts at JCP&L and PN and lower energy prices in the first quarter of 2015 as compared to the same period in 2014 resulting from the impact on market conditions related to extreme weather events in January of 2014. Partially offsetting the decrease was an increase in capacity revenue resulting from higher capacity prices. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery, with no material impact to earnings.

Operating Expenses —

Total operating expenses decreased $30 million primarily due to the following:

•	Fuel expense decreased $7 million in the first quarter of 2015 primarily related to decreased production associated with outages and lower wholesale spot energy prices.

•
Purchased power costs were $6 million lower in the first quarter of 2015 primarily due to decreased purchases resulting from the termination of certain NUG contracts at JCP&L and PN partially offset by higher capacity expenses at MP.

Source of Change in Purchased Power	Increase(Decrease)

(In millions)
Purchases from non-affiliates:
Change due to decreased unit costs	$(6)
Change due to decreased volumes	(33)
(39)
Purchases from affiliates:
Change due to decreased unit costs	(3)
Change due to increased volumes	13
10
Capacity Expense	20
Decrease in costs deferred	3
Decrease in Purchased Power Costs	$(6)

•	Other operating expenses decreased $30 million primarily due to:

•
Lower transmission expenses of $45 million primarily due to PJM transmission costs associated with higher congestion rates at MP as a result of market conditions related to extreme weather events in January of 2014 partially offset by increases in network transmission expenses at the Ohio Companies. The difference between current transmission revenues and transmission costs incurred are deferred for future recovery, resulting in no material impact on current period earnings.

•	Decreased regulated generation operating and maintenance expenses of $3 million, reflecting lower forced and maintenance outage expense at the Harrison plant.

•
Higher operating and maintenance expense of $18 million associated with increased benefit costs and increased vegetation management expenses in West Virginia, which are recovered through the vegetation management surcharge effective February 25, 2015, partially offset by lower storm costs.

•	Depreciation expense increased $10 million due to a higher asset base.

•
Net amortization of regulatory assets increased $60 million primarily due to the recovery of higher default generation service costs, above market NUG costs and energy efficiency program costs, as well as a lower deferral of storm costs, partially offset by an increased deferral of West Virginia vegetation management expenses.

•	General taxes increased $3 million primarily due to revenue related taxes in Pennsylvania.

Other Expense —

Other expense decreased $9 million in the first quarter of 2015 primarily due to lower interest expense on refinanced long term debt at ME and MP and lower short-term borrowings in the first quarter 2015 as compared to the same period in 2014.

Income Taxes —

Regulated Distribution’s effective tax rate was 37.0% and 36.9% for the quarter ended March 31, 2015 and 2014, respectively.

Regulated Transmission — First Quarter 2015 Compared with First Quarter 2014

Net income increased $21 million in the first quarter of 2015 compared to the same period of 2014. Higher transmission revenues associated with ATSI's "forward looking" rate, reflecting incremental cost of service and rate base recovery, were partially offset by higher interest costs.

Revenues —

Total revenues increased $56 million principally due to higher revenue requirements at ATSI and TrAIL, reflecting incremental cost of service and rate base recovery resulting from their annual rate filings. Effective January 1, 2015, ATSI's formula rate calculation transitioned to a "forward looking" approach, where transmission rates are based on the estimated costs for 2015 with an annual true up, subject to a provision for rate refund.

Revenues by transmission asset owner are shown in the following table:

	Three Months Ended March 31,
Revenues by Transmission Asset Owner	2015	2014	Increase
	(In millions)
ATSI	$96	$53	$43
TrAIL	61	51	10
PATH	4	4	—
Utilities	77	74	3
Total Revenues	$238	$182	$56

Operating Expenses —

Total operating expenses increased $15 million principally due to higher property taxes and depreciation at ATSI, which are recovered through ATSI's "forward looking" rate.

Other Expense —

Total other expense increased $8 million in the first quarter of 2015 primarily due to increased interest expense resulting from debt issuances of $1.0 billion at FET and $400 million at ATSI, partially offset by higher capitalized financing costs of $6 million resulting from increased construction work in progress primarily associated with the Energizing the Future investment plan.

Income Taxes —

Regulated Transmission’s effective tax rate was 36.8% and 37.0% for the quarter ended March 31, 2015 and 2014, respectively.
CES — First Quarter 2015 Compared with First Quarter 2014

Operating results increased $29 million in the first three months of 2015, compared to the same period of 2014, primarily from the absence of the extreme market conditions and unplanned outages in January 2014 resulting in higher costs to serve contract sales and higher capacity auction prices. Subsequent to the first quarter of 2014, CES began to reduce its exposure to weather-sensitive loads and more effectively hedge its generation. As a result of that change in strategy, CES was able to successfully mitigate the extreme weather conditions that occurred in February 2015 by more effectively using its generation to supply higher customer usage as compared to the first quarter of 2014 when CES purchased power at higher prices to supply increased customer usage. Additionally, 2014 operating results were impacted by a $78 million after-tax gain on the sale of certain hydro facilities in February 2014.

Revenues —

Total revenues decreased $336 million in the first quarter of 2015, compared to the same period of 2014, primarily due to decreased sales volumes in line with CES' strategy to more effectively hedge its generation. Revenues were impacted by higher unit prices as a result of the change in sales channel mix and increased channel pricing as well as higher capacity revenues, as further described below.

The change in total revenues resulted from the following sources:

	Three Months Ended March 31,		Increase (Decrease)
Revenues by Type of Service	2015	2014
	(In millions)
Contract Sales:
Direct	$393	$713	$(320)
Governmental Aggregation	288	320	(32)
Mass Market	98	142	(44)
POLR	275	272	3
Structured Sales	133	91	42
Total Contract Sales	1,187	1,538	(351)
Wholesale	132	67	65
Transmission	66	118	(52)
Other	50	48	2
Total Revenues	$1,435	$1,771	$(336)

	Three Months Ended March 31,		Increase (Decrease)
MWH Sales by Channel	2015	2014
	(In thousands)
Contract Sales:
Direct	7,249	12,841	(43.5)%
Governmental Aggregation	4,598	5,769	(20.3)%
Mass Market	1,435	2,126	(32.5)%
POLR	4,822	4,827	(0.1)%
Structured Sales	3,089	3,345	(7.7)%
Total Contract Sales	21,193	28,908	(26.7)%
Wholesale	63	11	472.7%
Total MWH Sales	21,256	28,919	(26.5)%

The following table summarizes the price and volume factors contributing to changes in revenues:

	Source of Change in Revenues
	Increase (Decrease)
MWH Sales Channel:	Sales Volumes	Prices	Gain on Settled Contracts	Capacity Revenue	Total
	(In millions)
Direct	$(311)	$(9)	$—	$—	$(320)
Governmental Aggregation	(65)	33	—	—	(32)
Mass Market	(46)	2	—	—	(44)
POLR	—	3	—	—	3
Structured Sales	(7)	49	—	—	42
Wholesale	7	(4)	(1)	63	65

The Direct, Governmental Aggregation and Mass Market customer base was 2.0 million as of March 31, 2015, compared to 2.7 million as of March 31, 2014, reflecting CES' efforts to reposition its sales portfolio. Additionally, although unit pricing was higher year over year in the Governmental Aggregation and Mass Market channels, the increase was primarily attributable to higher capacity expense as discussed below, which is a component of the retail price. Direct unit prices were lower resulting from ancillary pass-through revenues associated with PJM expenses incurred in January 2014, partially offset by the higher rates associated with increased capacity expense.

The increase in Structured Sales revenues of $42 million was primarily due to higher gains on various structured financial sales contracts, partially offset by lower sales volumes.

Wholesale revenues increased $65 million, primarily due to an increase in capacity revenue from higher capacity prices and an increase in short-term (net hourly positions) transactions. The increase in Wholesale sales volumes was due to lower retail load requirements as part of CES' change in strategy.

Transmission revenue decreased $52 million due to lower congestion revenue associated with market conditions related to extreme weather events in the first quarter 2014.

Operating Expenses —

Total operating expenses decreased by $520 million in the first quarter of 2015 due to the following:

•
Fuel costs decreased $97 million primarily due to lower volumes associated with increased planned fossil plant outages and lower wholesale spot energy prices, partially offset by an increase in nuclear generation resulting from fewer refueling and forced outage days. Lower nuclear unit prices also contributed to the decrease, resulting from the suspended DOE spent nuclear fuel fee, which was effective May 16, 2014. Additionally, fuel costs were impacted by a decrease in settlement and termination costs related to coal contracts. Terminations and settlements of coal contracts were approximately $11 million and $18 million, respectively, in the first quarter of 2015 and 2014.

•
Purchased power costs decreased $325 million due to lower volumes ($373 million) resulting from lower contract sales and lower prices ($17 million), partially offset by higher capacity expenses ($65 million). The decrease in unit prices was primarily a result of the market conditions associated with the extreme weather events in January 2014, partially offset by lower net gains on financially settled contracts. Lower volumes were primarily due to fewer unplanned outages and decreased load requirements, partially offset by decreased fossil generation discussed above. The increase in capacity expense, which is a component of CES' retail price, was primarily the result of higher capacity rates associated with CES' retail sales obligations.

•	Fossil operating costs increased $12 million primarily due to costs associated with additional planned outages for the three months ended March 31, 2015 as compared to the same period of 2014.

•
Nuclear operating costs increased $7 million as a result of higher costs associated with the refueling outage at Perry that began on March 9, 2015, partially offset by refueling outage costs at Davis-Besse in the first quarter of 2014.

•
Transmission expenses decreased $110 million primarily due to lower operating reserve and market-based ancillary costs associated with market conditions related to extreme weather events in January 2014, of which a portion were passed through to commercial and industrial customers, as discussed above.

•	General taxes decreased $13 million primarily due to lower gross receipts taxes associated with decreased retail sales volumes and lower property taxes.

•	Depreciation expense increased $5 million as a result of a higher asset base from projects such as MATS compliance and the Davis-Besse steam generator replacement completed in mid-2014.

•
Other operating expenses increased $1 million primarily due to an $18 million increase in mark-to-market expenses on commodity contract positions, partially offset by a $17 million decrease in retail-related costs.

Other Expense —

Total other expense in the first quarter of 2015 was unchanged as compared to the same period of 2014, primarily due to $3 million of lower income on NDT investments and $2 million of lower capitalized interest primarily due to the completion of the Davis-Besse steam generator replacement in May 2014, partially offset by the absence of a $7 million loss on debt redemptions incurred in the first quarter of 2014.

Discontinued Operations —

Discontinued operations decreased operating results $86 million in the first quarter of 2015 compared to the same period of 2014 primarily due to a pre-tax gain of $142 million ($78 million after-tax) associated with the sale of certain hydro facilities on February 12, 2014.

Income Tax Benefits —

CES' effective tax rate was 30.8% and 37.1% for the quarter ended March 31, 2015 and 2014, respectively.
Other — First Quarter 2015 Compared with First Quarter 2014

Financial results from other operating segments and reconciling items, including interest expense on holding company debt, corporate support services revenues and expenses and income taxes, resulted in a $30 million decrease in earnings in the first quarter of 2015 compared to the same period of 2014 primarily due to higher interest expense and a lower effective tax rate on pre-tax losses. The decrease in the effective tax rate is primarily due to the elimination of certain future tax liabilities associated with basis differences as well as the reduction in state deferred tax liabilities resulting from changes in state apportionment factors in the first quarter of 2014.

Regulatory Assets

Regulatory assets represent incurred costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent amounts that are expected to be credited to customers through future regulated rates or amounts collected from customers for costs not yet incurred. FirstEnergy and the Utilities net their regulatory assets and liabilities based on federal and state jurisdictions. The following table provides information about the composition of net regulatory assets as of March 31, 2015 and December 31, 2014, and the changes during the three months ended March 31, 2015:

Regulatory Assets (Liabilities) by Source	March 31, 2015	December 31, 2014	Increase (Decrease)
	(In millions)
Regulatory transition costs	$226	$240	$(14)
Customer receivables for future income taxes	370	370	—
Nuclear decommissioning and spent fuel disposal costs	(303)	(305)	2
Asset removal costs	(253)	(254)	1
Deferred transmission costs	94	90	4
Deferred generation costs	276	281	(5)
Deferred distribution costs	179	182	(3)
Contract valuations	151	153	(2)
Storm-related costs	462	465	(3)
Other	170	189	(19)
Net Regulatory Assets included on the Consolidated Balance Sheets	$1,372	$1,411	$(39)
Regulatory assets that do not earn a current return totaled approximately $482 million as of March 31, 2015 primarily related to storm damage costs. As of April 1, 2015, $329 of storm costs at JCP&L will begin earning a return.

As of March 31, 2015 and December 31, 2014, FirstEnergy had approximately $178 million and $243 million, respectively, of net regulatory liabilities that are primarily related to asset removal costs. Net regulatory liabilities are classified within Other noncurrent liabilities on the Consolidated Balance Sheets.
CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy expects its existing sources of liquidity to remain sufficient to meet its anticipated obligations and those of its subsidiaries. FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest and dividend payments. In addition to internal sources to fund liquidity and capital requirements for 2015 and beyond, FirstEnergy expects to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt and/or equity. FirstEnergy expects that borrowing capacity under credit facilities will continue to be available to manage working capital requirements along with continued access to long-term capital markets.

Capital expenditures for 2015 are expected to be approximately $2.9 billion. These capital expenditures, including the transmission expansion program discussed below, are expected to be funded with a combination of debt, equity issuances through the stock investment plan and, to the extent available, employee benefit plans, and the projected $320 million annually in cash preserved as a result of the dividend action taken in January 2014.

FirstEnergy's strategy is to focus on growth through investments in its regulated operations. The centerpiece of this strategy is a $4.2 billion “Energizing the Future” investment plan that began in 2014 and will continue through 2017 to upgrade and expand the transmission system owned by FirstEnergy’s Regulated Transmission segment. This program is focused on projects that enhance system performance, physical security and add operating flexibility and capacity, starting with the ATSI system and moving east across FirstEnergy's service territory over time. FirstEnergy expects to fund these investments through a combination of debt, previously announced equity issuances through a stock investment plan and, to the extent available, employee benefit plans, and cash. In the future, FirstEnergy may consider additional equity to fund capital investments in the regulated operations. Regulated Transmission's capital expenditure forecast for 2015 is approximately $970 million, of which $283 million was incurred through the first three months of 2015. In total, FirstEnergy has identified at least $15 billion in transmission investment opportunities across the 24,000 mile transmission system, making this a continuing platform for investment in the years beyond 2017.

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

In alignment with FirstEnergy’s strategy to invest in its Regulated Transmission and Regulated Distribution segments and the reposition of the CES segment, FirstEnergy is also focused on improving the balance sheet over time consistent with its business profile, maintaining investment grade metrics at each business unit, and maintaining strong liquidity for an overall stable financial position. Specifically, at the regulated businesses, authority has been obtained for various regulated distribution and transmission subsidiaries to issue and/or refinance debt.

During the first quarter of 2015, FirstEnergy launched a cash flow improvement plan to capture both immediate and long-term savings opportunities. Management is focused on reductions in operating expenses, capital expenditures, inventory purchases and supply chain savings with targeted cash savings of $50 million in 2015, $150 million in 2016 and $200 million annually by 2017. Savings are expected to be split evenly between operating and maintenance expenditures and capital expenditures. Workforce reductions and changes to employee compensation and benefits are not included in the scope of this effort.

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

As of March 31, 2015, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was due in large part to currently payable long-term debt and short-term borrowings. Currently payable long-term debt as of March 31, 2015, included the following:

Currently Payable Long-Term Debt	(In millions)
PCRBs supported by bank LOCs(1)	$92
FMBs	215
Unsecured PCRBs(1)	313
Collateralized lease obligation bonds	78
Sinking fund requirements	85
Other notes	4
$787

(1)
These PCRBs are classified as currently payable long-term debt because the applicable interest rate mode permits individual debt holders to put the respective debt back to the issuer prior to maturity.

Short-Term Borrowings

FirstEnergy had $2,559 million of short-term borrowings as of March 31, 2015, and $1,799 million as of December 31, 2014. FirstEnergy’s available liquidity as of March 31, 2015, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	March 2019	$3,500	$1,269
FES / AE Supply	Revolving	March 2019	1,500	1,177
FET(2)	Revolving	March 2019	1,000	950
		Subtotal	$6,000	$3,396
		Cash	—	48
		Total	$6,000	$3,444

(1)	FE and the Utilities.

(2)	Includes FET, ATSI and TrAIL.

Revolving Credit Facilities

FirstEnergy, FES/AE Supply and FET Facilities

FE and certain of its subsidiaries participate in three five-year syndicated revolving credit facilities with aggregate commitments of $6.0 billion (Facilities) expiring on March 31, 2019.

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

The following table summarizes the borrowing sub-limits for each borrower under the Facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations, as of March 31, 2015:

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

As of March 31, 2015, the borrowers were in compliance with the applicable debt to total capitalization ratios under the respective Facilities.

Term Loans

On March 31, 2014, FE executed, and fully utilized, a new $1 billion variable rate term loan credit agreement with a maturity date of March 31, 2019. The initial borrowing under the term loan, which took the form of a Eurodollar rate advance, may be converted from time to time, in whole or in part, to alternate base rate advances or other Eurodollar rate advances. The proceeds from this term loan reduced borrowings under the FE Facility. Additionally, FE has a $200 million variable rate term loan, due December 31, 2016. Each of the term loans contains covenants and other terms and conditions substantially similar to those of the FE Facility described above, including the same consolidated debt to total capitalization ratio requirement.

As of March 31, 2015, FE was in compliance with the applicable debt to total capitalization ratios under each of these term loans.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and the holding company to meet their short-term working capital requirements. A similar but separate arrangement exists among FirstEnergy’s unregulated companies. FESC administers these two money pools and tracks surplus funds of FirstEnergy and the respective regulated and unregulated subsidiaries, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rates for borrowings in the first three months of 2015 were 0.81% per annum for the regulated companies’ money pool and 1.62% per annum for the unregulated companies’ money pool.

Pollution Control Revenue Bonds

As of March 31, 2015, FirstEnergy’s currently payable long-term debt included approximately $92 million (all applicable to FES) of variable interest rate PCRBs, the bondholders of which are entitled to the benefit of irrevocable direct pay bank LOCs. The interest rates on the PCRBs are reset daily or weekly. Bondholders can tender their PCRBs for mandatory purchase prior to maturity with the purchase price payable from remarketing proceeds or, if the PCRBs are not successfully remarketed, by drawings on the irrevocable direct pay LOCs. The subsidiary obligor is required to reimburse the applicable LOC bank for any such drawings or, if the LOC bank fails to honor its LOC for any reason, must itself pay the purchase price. The LOCs for FirstEnergy's variable interest rate PCRBs outstanding as of March 31, 2015 were issued by the following bank:

Bank	Aggregate Amount(1)	Termination Date	Reimbursements of Draws Due
	(In millions)
The Bank of Nova Scotia	$92	March 2017	March 2017

(1)	Excludes approximately $1 million of applicable interest coverage.

Long-Term Debt Capacity

FE's and its subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of March 31, 2015:

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

Debt capacity is subject to the consolidated debt to total capitalization limits in the Facilities previously discussed. As of March 31, 2015, FE and its subsidiaries could issue additional debt of approximately $4 billion and remain within the limitations of the financial covenants required by the Facilities. As of March 31, 2015, FES' incremental debt capacity under its consolidated debt to total capitalization financial covenant is also $4 billion given FE's consolidated debt to total capitalization ratio under its Facility.

Changes in Cash Position

As of March 31, 2015, FirstEnergy had $90 million of cash and cash equivalents compared to $85 million of cash and cash equivalents as of December 31, 2014. As of March 31, 2015 and December 31, 2014, FirstEnergy had approximately $57 million and $79 million, respectively, of restricted cash included in Other Current Assets on the Consolidated Balance Sheets.

Cash Flows From Operating Activities

Net cash provided from operating activities was $193 million during the first three months of 2015 compared with $92 million used for operating activities during the first three months of 2014. Cash flows from operations increased $285 million in the first three months of 2015 compared with the same period of 2014 primarily due to higher earnings from continuing operations, improved working capital including the absence of higher collateral postings in 2014 as a result of the extreme market conditions, partially offset by a $143 million contribution to the qualified pension plan.

Cash Flows From Financing Activities

In the first three months of 2015, cash provided from financing activities was $560 million compared to $498 million during the first three months of 2014. The following table summarizes new debt financing and redemptions and repurchases:

	Three Months Ended March 31,
Securities Issued or Redeemed / Repaid	2015	2014
	(In millions)
New Issues
PCRBs	$—	$417
Term Loan	—	1,050
	$—	$1,467

Redemptions / Repayments
PCRBs	$—	$(444)
Senior secured notes	(48)	(45)
	$(48)	$(489)

Short-term borrowings, net	$760	$(319)

Common stock dividend payments	$(152)	$(151)

Cash Flows From Investing Activities

Cash used for investing activities in the first three months of 2015 principally represented cash used for property additions. The following table summarizes investing activities for the first three months of 2015 and the comparable period of 2014:

	Three Months Ended March 31,
Cash Used for Investing Activities	2015	2014	Increase (Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$280	269	$11
Regulated Transmission	254	217	37
Competitive Energy Services	126	318	(192)
Other and reconciling adjustments	8	17	(9)
Nuclear fuel	60	55	5
Proceeds from asset sales	(10)	(394)	384
Investments	2	(3)	5
Asset removal costs	28	39	(11)
Other	—	(3)	3
	$748	$515	$233

Net cash used for investing activities during the first three months of 2015 increased by $233 million compared to the same period of 2014 primarily due to proceeds received from the sale of hydro assets in the first quarter of 2014 partially offset by a decrease in property additions mainly at CES associated with the Davis-Besse steam generators that were placed into service in May 2014.

GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of March 31, 2015, was approximately $4.0 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE's Guarantees on Behalf of its Subsidiaries
Energy and Energy-Related Contracts(1)	$74
Deferred compensation arrangements	525
Other(2)	22
621
Subsidiaries’ Guarantees
Energy and Energy-Related Contracts(3)	177
FES’ guarantee of NG’s nuclear property insurance	88
FES' guarantee of nuclear decommissioning costs	174
FES’ guarantee of FG’s sale and leaseback obligations	1,899
2,338

FE's Guarantees on Behalf of Business Ventures
Global Holding facility	300

Other Assurances
Surety Bonds - Wholly Owned Subsidiaries	447
Surety Bonds	24
FES' LOC (long-term tax-exempt debt)(4)	93
LOCs(5)	165
729
Total Guarantees and Other Assurances	$3,988

(1)	Issued for open-ended terms, with a 10-day termination right by FirstEnergy.

(2)	Includes guarantees of $4 million for nuclear decommissioning funding assurances, $10 million for railcar leases and $8 million for various leases.

(3)	Includes Energy and Energy-Related Contracts associated with FES of approximately $173 million.

(4)
Reflects the $1 million of interest coverage portion of LOCs issued in support of floating rate PCRBs with maturities in 2017 and the principal amount of floating-rate PCRBs of $92 million, all of which is reflected in currently payable long-term debt on FirstEnergy's consolidated balance sheets.

(5)
Includes $54 million issued for various terms pursuant to LOC capacity available under FirstEnergy’s revolving credit facilities, $88 million issued in connection with energy and energy related contracts, $2 million issued in connection with railcar leases, $11 million pledged in connection with the sale and leaseback of Beaver Valley Unit 2 by OE and $10 million pledged in connection with the sale and leaseback of Perry by OE.

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on FES' power portfolio exposures as of March 31, 2015, FES has posted collateral of $279 million and AE Supply has posted no collateral.The Regulated Distribution segment has posted collateral of $3 million.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining could be required.

Subsequent to the occurrence of a senior unsecured credit rating downgrade to below S&P's BBB- and Moody's Baa3, or a “material adverse event,” the immediate posting of collateral or accelerated payments may be required of FE or its subsidiaries. The following table discloses the additional credit contingent contractual obligations that may be required under certain events as of March 31, 2015:

Collateral Provisions	FES	AE Supply	Utilities	Total
	(In millions)
Split Rating (One rating agency's rating below investment grade)	$427	$6	$43	$476
BB+/Ba1 Credit Ratings	$465	$6	$43	$514
Full impact of credit contingent contractual obligations	$583	$50	$78	$711

Excluded from the preceding table are the potential collateral obligations due to affiliate transactions between the Regulated Distribution segment and CES segment. As of March 31, 2015, neither FES nor AE Supply had any collateral posted with their affiliates. In the event of a senior unsecured credit rating downgrade to below S&P's BB- or Moody's Ba3, FES would be required to post $17 million with affiliated parties.

Other Commitments and Contingencies

FirstEnergy is a guarantor under a syndicated senior secured term loan facility due March 3, 2020, under which Global Holding borrowed $300 million. The facility, which was originally entered into in October 2012 with a $350 million borrowing that was subsequently paid down to the current $300 million, was amended and extended in the first quarter of 2015 as further discussed below. In addition to FirstEnergy, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

In connection with the facility, 69.99% of Global Holding's direct and indirect membership interests in Signal Peak, Global Rail and their affiliates along with FEV's and WMB Marketing Ventures, LLC's respective 33-1/3% membership interests in Global Holding, are pledged to the lenders under the current facility as collateral.

During the first quarter of 2015, a subsidiary of Global Holding eliminated its right to put 2 million tons annually through 2024 from the Signal Peak mine to FG in exchange for FirstEnergy extending its guarantee under Global Holding's $300 million senior secured term loan facility through 2020, resulting in a pre-tax charge of $24 million. As of March 31, 2015, the carrying amount of FE's guarantee obligation was $54 million. See Note 6, Variable Interest Entities, for additional information regarding FEV's investment in Global Holding.
OFF-BALANCE SHEET ARRANGEMENTS

FES and certain of the Ohio Companies have obligations that are not included on their Consolidated Balance Sheets related to the Perry Unit 1, Beaver Valley Unit 2, and 2007 Bruce Mansfield Unit 1 sale and leaseback arrangements, which are satisfied through operating lease payments. The total present value of these sale and leaseback operating lease commitments, net of trust investments, was $1.1 billion as of March 31, 2015, and primarily relates to the 2007 Bruce Mansfield Unit 1 sale and leaseback arrangement expiring in 2040. From time to time FirstEnergy and these companies enter into discussions with certain parties to the arrangements regarding acquisition of owner participant and other interests. However, FirstEnergy cannot provide assurance that any such acquisitions will occur on satisfactory terms or at all.

As of March 31, 2015, FirstEnergy's leasehold interest was 3.75% of Perry Unit 1, 93.83% of Bruce Mansfield Unit 1 and 2.60% of Beaver Valley Unit 2.
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

The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, FirstEnergy relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. FirstEnergy uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making (see Note 7, Fair Value Measurements, of the Combined Notes to Consolidated Financial Statements). Sources of information for the valuation of net commodity derivative contracts assets and liabilities as of March 31, 2015 are summarized by year in the following table:

Source of Information- Fair Value by Contract Year	2015	2016	2017	2018	2019	Thereafter	Total
	(In millions)
Prices actively quoted(1)	$(8)	$—	$—	$—	$—	$—	$(8)
Other external sources(2)	(45)	(27)	(19)	(18)	—	—	(109)
Prices based on models	5	2	1	—	(19)	(2)	(13)
Total(3)	$(48)	$(25)	$(18)	$(18)	$(19)	$(2)	$(130)

(1)	Represents exchange traded New York Mercantile Exchange futures and options.

(2)	Primarily represents contracts based on broker and ICE quotes.

(3)	Includes $(148) million in non-hedge derivative contracts related to NUG contracts. NUG contracts are subject to regulatory accounting and do not impact earnings.

FirstEnergy performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. Based on derivative contracts held as of March 31, 2015, not subject to regulatory accounting, a 10% adverse change in commodity prices would increase net income by approximately $15 million during the next 12 months.

Equity Price Risk

As of March 31, 2015, the FirstEnergy pension plan assets were allocated approximately as follows: 42% in equity securities, 36% in fixed income securities, 13% in absolute return strategies, 8% in real estate and 1% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. During the three months ended March 31, 2015, FirstEnergy made a $143 million contribution to its qualified pension plan. See Note 3, Pension and Other Postemployment Benefits, of the Combined Notes to Consolidated Financial Statements for additional details on FirstEnergy's pension plans and OPEB. Through March 31, 2015, FirstEnergy's pension plan assets earned approximately 1.3% as compared to an annual expected return on plan assets of 7.75%.

NDT funds have been established to satisfy NG’s and other FirstEnergy subsidiaries' nuclear decommissioning obligations. As of March 31, 2015, approximately 66% of the funds were invested in fixed income securities, 29% of the funds were invested in equity securities and 5% were invested in short-term investments, with limitations related to concentration and investment grade ratings. The investments are carried at their market values of approximately $1,572 million, $694 million and $126 million for fixed income securities, equity securities and short-term investments, respectively, as of March 31, 2015, excluding $(32) million of net receivables, payables and accrued income. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $69 million reduction in fair value as of March 31, 2015. Certain FirstEnergy subsidiaries recognize in earnings the unrealized losses on AFS securities held in its NDT as OTTI. A decline in the value of FirstEnergy’s NDT or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During the three months ended March 31, 2015, no contributions were made to the NDT.

Interest Rate Risk

FirstEnergy recognizes net actuarial gains or losses for its pension and OPEB plans in the fourth quarter of each fiscal year. A primary factor contributing to these actuarial gains and losses are changes in the discount rates used to value pension and OPEB obligations as of the measurement date of December 31 and the difference between expected and actual returns on the plans' assets. At this time, FirstEnergy is unable to determine or project the mark-to-market adjustment that may be recorded as of December 31, 2015.

CREDIT RISK

Credit risk is defined as the risk that a counterparty to a transaction will be unable to fulfill its contractual obligations. FirstEnergy and FES evaluate the credit standing of a prospective counterparty based on the prospective counterparty's financial condition. FirstEnergy and FES may impose specified collateral requirements and use standardized agreements that facilitate the netting of cash flows. FirstEnergy and FES monitor the financial conditions of existing counterparties on an ongoing basis. An independent risk management group oversees credit risk.

Wholesale Credit Risk

FirstEnergy and FES measure wholesale credit risk as the replacement cost for derivatives in power, natural gas, coal and emission allowances, adjusted for amounts owed to, or due from, counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses, where FirstEnergy and FES have a legally enforceable right of offset. FirstEnergy and FES monitor and manage the credit risk of wholesale marketing, risk management and energy transacting operations through credit policies and procedures, which include an established credit approval process, daily monitoring of counterparty credit limits, the use of credit mitigation measures such as margin, collateral and the use of master netting agreements. FirstEnergy's and FES' portfolio of energy contracts has a current weighted average risk rating of A (S&P) for energy contract counterparties.

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

MARYLAND

PE provides SOS pursuant to a combination of settlement agreements, MDPSC orders and regulations, and statutory provisions. SOS supply is competitively procured in the form of rolling contracts of varying lengths through periodic auctions that are overseen by the MDPSC and a third party monitor. Although settlements with respect to SOS supply for PE customers have expired, service continues in the same manner until changed by order of the MDPSC. PE recovers its costs plus a return for providing SOS.

The Maryland legislature adopted a statute in 2008 codifying the EmPOWER Maryland goals to reduce electric consumption by 10% and reduce electricity demand by 15%, in each case by 2015, and requiring each electric utility to file a plan every three years. PE's current plan, covering the three-year period 2015-2017, was approved by the MDPSC on December 23, 2014. The projected costs of the 2015-2017 plan are approximately $64 million for that three year period. PE continues to recover program costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date such recovery has not been sought or obtained by PE.

On February 27, 2013, the MDPSC issued an order (the February 27 Order) requiring the Maryland electric utilities to submit analyses, relating to the costs and benefits of making further system and staffing enhancements in order to attempt to reduce storm outage durations. The order further required the Staff of the MDPSC to report on possible performance-based rate structures and to propose additional rules relating to feeder performance standards, outage communication and reporting, and sharing of special needs customer information. PE's responsive filings discussed the steps needed to harden the utility's system in order to attempt to achieve various levels of storm response speed described in the February 27 Order, and projected that it would require approximately $2.7 billion in infrastructure investments over 15 years to attempt to achieve the quickest level of response for the largest storm projected in the February 27 Order. On July 1, 2014, the Staff of the MDPSC issued a set of reports that recommended the imposition of extensive additional requirements in the areas of storm response, feeder performance, estimates of restoration times, and regulatory reporting. The Staff also recommended the imposition of penalties, including customer rebates, for a utility's failure or inability to comply with the escalating standards of storm restoration speed proposed by the Staff. In addition, the Staff proposed that the utilities be required to develop and implement system hardening plans, up to a rate impact cap on cost. The MDPSC conducted a hearing September 15-18, 2014, to consider certain of these matters, and has not yet issued a ruling on any of those matters.

On March 3, 2014, pursuant to the MDPSC's regulations, PE filed its recommendations for SAIDI and SAIFI standards to apply during the period 2016-2019. The MDPSC has issued two orders directing the Staff to file an analysis and recommendations, by May 19, 2015, with respect to the proposed 2016-2019 SAIDI and SAIFI standards and any related rule changes which Staff recommended. The orders further set an initial hearing on Staff’s analysis and recommendations for June 4-5, 2015.

NEW JERSEY

JCP&L currently provides BGS for retail customers who do not choose a third party EGS and for customers of third party EGSs that fail to provide the contracted service. The supply for BGS is comprised of two components, procured through separate, annually held descending clock auctions, the results of which are approved by the NJBPU. One BGS component reflects hourly real time energy prices and is available for larger commercial and industrial customers. The second BGS component provides a fixed price service and is intended for smaller commercial and residential customers. All New Jersey EDCs participate in this competitive BGS procurement process and recover BGS costs directly from customers as a charge separate from base rates.

In an Order issued October 22, 2014, in a generic proceeding to review its policies with respect to the use of a CTA in base rate cases (Generic CTA proceeding), the NJBPU stated that it would continue to apply its current CTA policy in base rate cases, subject to incorporating the following modifications: 1) calculating savings using a 5 year look back from the beginning of the test year; 2) allocating savings with 75% retained by the company and 25% allocated to rate payers; and 3) excluding transmission assets of electric distribution companies in the savings calculation. On November 5, 2014, the Division of Rate Counsel appealed the NJBPU Order regarding the Generic CTA proceeding to the New Jersey Superior Court and JCP&L has filed to participate as a respondent in that proceeding, which remains pending.

On March 26, 2015, the NJBPU entered a final Order in JCP&L's base rate case proceeding that was initiated in November 2012, directing an annual revenue reduction of approximately $115 million, including recovery of 2011 storm costs. The NJBPU largely approved the ALJ's initial decision with the following adjustments: (i) a decrease in annual base rate revenues of $5 million associated with the NJBPU's recently modified CTA policy that was approved in the Generic CTA proceeding; and (ii) lower carrying charges on the unamortized balance of 2011 storm costs, which resulted in a decrease in annual base rate revenues of approximately $2 million. On the same day, the NJBPU entered a final Order in the generic proceeding established to review JCP&L's major storm events of 2011 and 2012 and approved recovery of 2012 storm costs of $580 million, which resulted in an increase in annual revenues of approximately $81 million, including recovery of certain amounts through base rates and a separate rider to recover the deferred operation and maintenance costs over six years, subject to a carrying charge of 2.52%. JCP&L is also required to file another base rate case no later than April 1, 2017. The overall result of these final Orders is a reduction in JCP&L annual base rate revenues of approximately $34 million, effective April 1, 2015. The NJBPU also directed JCP&L to complete certain studies, including a study related to reliability.

OHIO

The Ohio Companies primarily operate under their ESP 3 plan which expires on May 31, 2016. The material terms of ESP 3 include:

•	Continuing the current base distribution rate freeze through May 31, 2016;

•	Continues collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs;

•	Continuing to provide economic development and assistance to low-income customers for the two-year plan period at levels established in the prior ESP;

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

•
Securing generation supply for a longer period of time by conducting an auction for a three-year period rather than a one-year period, in each of October 2012 and January 2013, to mitigate any potential price spikes for the Ohio Companies' utility customers who do not switch to a competitive generation supplier; and

•
Extending the recovery period for costs associated with purchasing RECs mandated by SB221, Ohio's renewable energy and energy efficiency standard, through the end of the new ESP 3 period. This is expected to initially reduce the monthly renewable energy charge for all non-shopping utility customers of the Ohio Companies by spreading out the costs over the entire ESP period.

Notices of appeal of the Ohio Companies' ESP 3 plan to the Supreme Court of Ohio were filed by the Northeast Ohio Public Energy Council and the ELPC. The matter has not yet been scheduled for oral argument.

The Ohio Companies filed an application with the PUCO on August 4, 2014 seeking approval of their ESP IV entitled Powering Ohio's Progress. The Ohio Companies initially requested a decision by the PUCO by April 8, 2015. The Ohio Companies filed a partial Stipulation and Recommendation on December 22, 2014. The evidentiary hearing on the ESP IV is now scheduled to commence on June 15, 2015. The material terms of the proposed plan as filed include:

•	Continuing a base distribution rate freeze through May 31, 2019;

•	Continuing collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs;

•	Providing economic development and assistance to low-income customers for the three-year plan period;

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

Under Ohio's energy efficiency standards (SB221 and SB310), and based on the Ohio Companies' amended energy efficiency plans, the Ohio Companies are required to implement energy efficiency programs that achieve a total annual energy savings equivalent of 2,266 GWHs in 2015 and 2,288 GWHs in 2016, and then begin to increase by 1% each year in 2017, subject to the outcome of a legislative study committee. The Ohio Companies are also required to retain the 2014 peak demand reduction level for 2015 and 2016 and then increase the benchmark by an additional 0.75% thereafter through 2020, subject to the outcome of a legislative study committee.

On March 20, 2013, the PUCO approved the three-year energy efficiency portfolio plans for 2013-2015, estimated to cost the Ohio Companies approximately $250 million over the three-year period, which is expected to be recovered in rates. On July 17, 2013, the PUCO modified the plan to authorize the Ohio Companies to receive 20% of any revenues obtained from offering energy efficiency and DR reserves into the PJM auction. The PUCO also confirmed that the Ohio Companies can recover PJM costs and applicable penalties associated with PJM auctions, including the costs of purchasing replacement capacity from PJM incremental auctions, to the extent that such costs or penalties are prudently incurred. ELPC and OCC filed applications for rehearing, which were granted for the sole purpose of further consideration of the issue. On September 24, 2014, the Ohio Companies filed an amendment to their portfolio plan as contemplated by SB310, seeking to suspend certain programs for the 2015-2016 period in order to better align the plan with the new benchmarks under SB310. On November 20, 2014, the PUCO approved the Ohio Companies' amended portfolio plan. Several applications for rehearing were filed, and the PUCO granted those applications for further consideration of the matters specified in those applications.

On September 16, 2013, the Ohio Companies filed with the Supreme Court of Ohio a notice of appeal of the PUCO's July 17, 2013 Entry on Rehearing related to energy efficiency, alternative energy, and long-term forecast rules stating that the rules issued by the PUCO are inconsistent with, and are not supported by, statutory authority. On October 23, 2013, the PUCO filed a motion to dismiss the appeal, which is still pending. The matter has not been scheduled for oral argument.

Ohio law requires electric utilities and electric service companies in Ohio to serve part of their load from renewable energy resources measured by an annually increasing percentage amount through 2026, subject to the outcome of a legislative study committee, except 2015 and 2016 that remain at the 2014 level. The Ohio Companies conducted RFPs in 2009, 2010 and 2011 to secure RECs to help meet these renewable energy requirements. In September 2011, the PUCO opened a docket to review the Ohio Companies' alternative energy recovery rider through which the Ohio Companies recover the costs of acquiring these RECs. The PUCO issued an Opinion and Order on August 7, 2013 approving the Ohio Companies' acquisition process and their purchases of RECs to meet statutory mandates in all instances except for part of the purchases arising from one auction and directing the Ohio Companies to credit non-shopping customers in the amount of $43.4 million, plus interest, on the basis that the Ohio Companies did not prove such purchases were prudent. Based on the PUCO ruling, a regulatory charge of approximately $51 million, including interest, was recorded in the fourth quarter of 2013. On December 24, 2013, following the denial of their application for rehearing, the Ohio Companies filed a notice of appeal and a motion for stay of the PUCO's order with the Supreme Court of Ohio, which was granted. On February 18, 2014, the OCC and the ELPC also filed appeals of the PUCO's order. The Ohio Companies timely filed their merit brief with the Supreme Court of Ohio and the briefing process has concluded. The matter is not yet scheduled for oral argument.

On April 9, 2014, the PUCO initiated a generic investigation of marketing practices in the competitive retail electric service market, with a focus on the marketing of fixed-price or guaranteed percent-off SSO rate contracts where there is a provision that permits the pass-through of new or additional charges. The matter remains pending.

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

The PPUC entered an Order on March 3, 2010 that denied the recovery of marginal transmission losses through the TSC rider for the period of June 1, 2007 through March 31, 2008, and directed ME and PN to submit a new tariff or tariff supplement reflecting the removal of marginal transmission losses from the TSC. Pursuant to a plan approved by the PPUC, ME and PN refunded those amounts to customers over 29-months concluding in the second quarter of 2013. On appeal, the Commonwealth Court affirmed the PPUC's Order to the extent that it holds that line loss costs are not transmission costs and, therefore, the approximately $254 million in marginal transmission losses and associated carrying charges for the period prior to January 1, 2011, are not recoverable under ME's and PN's TSC riders. The Pennsylvania Supreme Court denied ME's and PN's Petition for Allowance of Appeal and the Supreme Court of the United States denied ME's and PN's Petition for Writ of Certiorari. The United States District Court for the Eastern District of Pennsylvania granted the PPUC's motion to dismiss the complaint filed by ME and PN to obtain an order that would enjoin enforcement of the PPUC and Pennsylvania court orders under a theory of federal preemption on the question of retail rate recovery of the marginal transmission loss charges. As a result of the U.S. District Court's decision, FirstEnergy recorded a regulatory asset impairment charge of approximately $254 million (pre-tax) in the quarter ended September 30, 2013. On appeal, in a split decision, two judges of a three-judge panel of the Third Circuit affirmed the U.S. District Court's dismissal of the complaint, agreeing that ME and PN had litigated the issue in the state proceedings and thus were precluded from subsequent litigation in federal court. ME and PN timely filed for rehearing and rehearing en banc; the Third Circuit rejected that rehearing request. ME and PN filed a Petition for Certiorari with the United States Supreme Court on February 12, 2015. The PPUC filed its brief in opposition to the petition, and FirstEnergy’s reply is due on May 5, 2015. Thereafter the court will decide whether to grant the petition and take the case for adjudication on the merits.

Pursuant to Pennsylvania's EE&C legislation (Act 129 of 2008), the PPUC was charged with reviewing the cost effectiveness of energy efficiency and peak demand reduction programs. The PPUC found the energy efficiency programs to be cost effective and directed all of the electric utilities in Pennsylvania to submit by November 15, 2012, a Phase II EE&C Plan that would be in effect for the period June 1, 2013 through May 31, 2016. The PPUC deferred ruling on the need to create peak demand reduction targets and did not include a peak demand reduction requirement in the Phase II plans. On March 14, 2013, the PPUC adopted a settlement among the Pennsylvania Companies and interested parties and approved the Pennsylvania Companies' Phase II EE&C Plans for the period 2013-2016. Total costs of these plans are expected to be approximately $234 million and recoverable through the Pennsylvania Companies' reconcilable EE&C riders. On March 11, 2015, the PPUC issued a Tentative Order for comment by interested parties proposing requirements and procedures for a Phase III EE&C Plan, including energy efficiency and peak demand programs. On April 27, 2015, the Pennsylvania Companies filed comments addressing various issues included in the Phase III Tentative Order.

On August 4, 2014, the Pennsylvania Companies each filed tariffs with the PPUC proposing general rate increases associated with their distribution operations. The filings requested approval to increase operating revenues by approximately $151.9 million at ME, $119.8 million at PN, $28.5 million at Penn, and $115.5 million at WP based upon fully projected future test years for the twelve months ending April 30, 2016 at each of the Pennsylvania Companies. On February 3, 2015, each of the Pennsylvania Companies filed a Joint Petition for Settlement seeking PPUC approval of the agreements reached in each proceeding which, among other things, provided for an increase in annual revenues of $292.8 million ($89.3 million for ME, $90.8 million for PN, $15.9 million for Penn and $96.8 million for WP). The sole issue reserved for briefing was with respect to the scope and pricing of the Companies' proposed LED offerings. Recommended Decisions were issued by the ALJs recommending approval of the settlements and implementation of the Pennsylvania Companies' LED lighting offerings as proposed in their original filings. On April 9, 2015, the PPUC adopted the ALJ's Recommended Decisions and approved the settlements. The settlements will result in $87.7 million of additional annual operating expenses, including costs associated with service reliability enhancements to the distribution system, amortization of deferred storm costs and the remaining net book value of legacy meters, assistance for providing service to low-income customers, and the creation of a storm reserve for each utility. Additionally, the settlements include commitments to meet certain wait times for call centers and service reliability standards. The new rates will be effective May 3, 2015.

On July 16, 2013, the PPUC's Bureau of Audits initiated a focused management and operations audit of the Pennsylvania Companies as required every eight years by statute. The PPUC issued a report on its findings and recommendations on February 12, 2015, at which time the Pennsylvania Companies' associated implementation plan was also made public. In an order issued on March 30, 2015, the Pennsylvania Companies were directed to develop revised implementation plans regarding certain of the operational topics addressed in the report, including addressing certain reliability matters. The Pennsylvania Companies are developing implementation plans in accordance with the order. The cost of compliance cannot be predicted at this time.

WEST VIRGINIA

MP and PE currently operate under a Joint Stipulation and Agreement of Settlement approved by the WVPSC on February 3, 2015, that provides for: a $15 million increase in base rate revenues effective February 25, 2015; the implementation of a Vegetation Management Surcharge to recover all costs related to both new and existing vegetation maintenance programs; authority to establish a regulatory asset for MATS investments placed into service in 2016 and 2017; authority to defer, amortize and recover over a 5-year period approximately $46 million of storm restoration costs; and elimination of the Temporary Transaction Surcharge for costs associated with MP's acquisition of the Harrison plant in October 2013 and movement of those costs into base rates. MP and PE's current ENEC rates went into effect on February 25, 2015, in accordance with a settlement approved by the WVPSC on January 29, 2015.

RELIABILITY MATTERS

Federally-enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, FES, AE Supply, FG, FENOC, NG, ATSI and TrAIL. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to eight regional entities, including RFC. All of FirstEnergy's facilities are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

FirstEnergy believes that it is in compliance with all currently-effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities, FirstEnergy occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such occurrences are found, FirstEnergy develops information about the occurrence and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an occurrence to RFC. Moreover, it is clear that NERC, RFC and FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. Any inability on FirstEnergy's part to comply with the reliability standards for its bulk electric system could result in the imposition of financial penalties that could have a material adverse effect on its financial condition, results of operations and cash flows.

FERC MATTERS

PJM Transmission Rates

PJM and its stakeholders have been debating the proper method to allocate costs for new transmission facilities. While FirstEnergy and other parties advocate for a traditional "beneficiary pays" (or usage based) approach, others advocate for “socializing” the costs on a load-ratio share basis, where each customer in the zone would pay based on its total usage of energy within PJM. This question has been the subject of extensive litigation before FERC and the appellate courts, including most recently before the Seventh Circuit. On June 25, 2014, a divided three-judge panel of the Seventh Circuit ruled that FERC had not quantified the benefits that western PJM utilities would derive from certain new 500 kV or higher lines and thus had not adequately supported its decision to socialize the costs of these lines. The majority found that eastern PJM utilities are the primary beneficiaries of the lines, while western PJM utilities are only incidental beneficiaries, and that, while incidental beneficiaries should pay some share of the costs of the lines, that share should be proportionate to the benefit they derive from the lines, and not on load-ratio share in PJM as a whole. The court remanded the case to FERC, which issued an order setting the issue of cost allocation for hearing and settlement proceedings. Settlement discussions under a FERC-appointed settlement judge are ongoing.

The PJM transmission owners, including FirstEnergy, submitted filings to FERC setting forth the cost allocation method for projects that cross the borders between the PJM Region and: (1) the NYISO region; (2) the MISO region; and (3) the FERC-jurisdictional members of the SERTP region. These filings propose to allocate the costs of these interregional transmission projects based on the costs of projects that otherwise would have been constructed separately in each region, or, in the case of MISO, indicate that the cost allocation provisions for interregional transmission projects provided in the Joint Operating Agreement between PJM and MISO comply with the requirements of Order No. 1000. FERC accepted the PJM/MISO and PJM/SERTP filings, subject to refund and further compliance requirements. The PJM/NYISO cross-border project cost allocation filing remains pending before FERC.

In series of orders in the Order No. 1000 dockets, FERC asserted that the PJM transmission owners do not hold an incumbent “right of first refusal” to construct, own and operate transmission projects within their respective footprints that are approved as part of PJM’s RTEP process. FirstEnergy and other PJM transmission owners have appealed these rulings, and the question of whether

FirstEnergy and the PJM transmission owners have a "right of first refusal" is now pending before the U.S. Court of Appeals for the D.C. Circuit in an appeal of FERC's order approving PJM's Order 1000 compliance filing.

The outcome of the remaining pending proceedings and their impact, if any, on FirstEnergy cannot be predicted at this time.

RTO Realignment

On June 1, 2011, ATSI and the ATSI zone transferred from MISO to PJM. While many of the matters involved with the move have been resolved, FERC denied recovery under ATSI's transmission rate for certain charges that collectively can be described as "exit fees" and certain other transmission cost allocation charges totaling approximately $78.8 million until such time as ATSI submits a cost/benefit analysis demonstrating net benefits to customers from the move. FERC rejected a proposed settlement agreement to resolve the exit fee and transmission cost allocation issues, stating that its action is without prejudice to ATSI submitting a cost/benefit analysis demonstrating that the benefits of the RTO realignment decisions outweigh the exit fee and transmission cost allocation charges. FirstEnergy's request for rehearing of FERC's order remains pending.

Separately, the question of ATSI's responsibility for certain costs for the “Michigan Thumb” transmission project continues to be disputed. Potential responsibility arises under the MISO MVP tariff, which has been litigated in complex proceedings before FERC and certain United States appellate courts. In the event of a final non-appealable order that rules that ATSI must pay these charges, ATSI will seek recovery of these charges through its formula rate. On a related issue, FirstEnergy joined certain other PJM transmission owners in a protest of MISO's proposal to allocate MVP costs to energy transactions that cross MISO's borders into the PJM Region. On January 22, 2015, FERC issued an order establishing a paper hearing on remand from the Seventh Circuit of the issue of whether any limitation on "export pricing" for sales of energy from MISO into PJM is justified in light of applicable FERC precedent. Initial comments on the MISO/PJM MVP issue were filed on April 22, 2015. Certain PJM transmission owners, including FirstEnergy, filed an initial brief asserting that FERC’s prior ruling rejecting MISO’s proposed MVP export charge on transactions into PJM was correct and should be re-affirmed on remand. Reply comments are due June 22, 2015.

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

2014 ATSI Formula Rate Filing

On October 31, 2014, ATSI filed a proposal with FERC to change the structure of its formula rate. The proposed change requested to move from an “historical looking” approach, where transmission rates reflect actual costs for the prior year, to a “forward looking” approach, where transmission rates would be based on the estimated costs for the coming year, with an annual true up. Several parties protested ATSI's filing. On December 31, 2014, FERC issued an order accepting ATSI's filing effective January 1, 2015, as requested, subject to refund and the outcome of hearing and settlement proceedings. Settlement discussions under a FERC-appointed settlement judge are ongoing. FERC also initiated an inquiry pursuant to Section 206 of the FPA into ATSI's ROE and certain other matters, with a refund effective date of January 12, 2015, for any refund resulting from the inquiry.

California Claims Matters

In October 2006, several California governmental and utility parties presented AE Supply with a settlement proposal to resolve alleged overcharges for power sales by AE Supply to the California Energy Resource Scheduling division of the CDWR during 2001. The settlement proposal claims that CDWR is owed approximately $190 million for these alleged overcharges. This proposal was made in the context of mediation efforts by FERC and the Ninth Circuit in several pending proceedings to resolve all outstanding refund and other claims, including claims of alleged price manipulation in the California energy markets during 2000 and 2001. The Ninth Circuit had previously remanded one of those proceedings to FERC, which dismissed the claims of the California Parties in May 2011. The California Parties appealed FERC's decision back to the Ninth Circuit. AE Supply joined with other intervenors in the case and filed a brief in support of FERC's dismissal of the case. On April 29, 2015, the Ninth Circuit issued a decision remanding the case to FERC for further proceedings.

In another proceeding, in June 2009, the California Attorney General, on behalf of certain California parties, filed a complaint with FERC against various sellers, including AE Supply, again seeking refunds for transactions in the California energy markets during 2000 and 2001. The above-noted transactions with CDWR are the basis for including AE Supply in this complaint. AE Supply filed a motion to dismiss, which FERC granted. The California Attorney General appealed FERC's dismissal of its complaint to the Ninth Circuit, which has consolidated the case with other pending appeals related to California refund claims, and stayed the proceedings pending further order.

FirstEnergy cannot predict the outcome of either of the above matters or estimate the possible loss or range of loss.

PATH Transmission Project

On August 24, 2012, the PJM Board of Managers canceled the PATH project, a proposed transmission line from West Virginia through Virginia and into Maryland which PJM had previously suspended in February 2011. As a result of PJM canceling the project, approximately $62 million and approximately $59 million in costs incurred by PATH-Allegheny and PATH-WV (an equity method investment for FE), respectively, were reclassified from net property, plant and equipment to a regulatory asset for future recovery. PATH-Allegheny and PATH-WV requested authorization from FERC to recover the costs with a proposed ROE of 10.9% (10.4% base plus 0.5% for RTO membership) from PJM customers over five years. FERC issued an order denying the 0.5% ROE adder for RTO membership and allowing the tariff changes enabling recovery of these costs to become effective on December 1, 2012, subject to settlement proceedings and hearing if the parties do not agree to a settlement. On March 24, 2014, the FERC Chief ALJ terminated settlement proceedings and appointed an ALJ to preside over the hearing phase of the case, including discovery and additional pleadings leading up to hearing, which subsequently included the parties addressing the application of FERC's Opinion No. 531, discussed below, to the PATH proceeding. The hearing concluded on April 22, 2015, and the parties are preparing post-hearing briefs.

FERC Opinion No. 531

On June 19, 2014, FERC issued Opinion No. 531, in which FERC revised its approach for calculating the discounted cash flow element of FERC’s ROE methodology, and announced a qualitative adjustment to the ROE methodology results. Under the old methodology, FERC used a five-year forecast for the dividend growth variable, whereas going forward the growth variable will consist of two parts: (a) a five-year forecast for dividend growth (2/3 weight); and (b) a long-term dividend growth forecast based on a forecast for the U.S. economy (1/3 weight). Regarding the qualitative adjustment, FERC formerly pegged ROE at the mid-point of the “zone of reasonableness” that came out of the ROE formula, whereas going forward, FERC may rely on record evidence to make qualitative adjustments to the outcome of the ROE methodology in order to reach a level sufficient to attract future investment. On October 16, 2014, FERC issued its Opinion No. 531-A, applying the revised ROE methodology to certain ISO New England Inc. transmission owners. On March 3, 2015, FERC issued Opinion No. 531-B affirming its prior rulings. FirstEnergy is evaluating the potential impact of Opinion No. 531 on the authorized ROE of our FERC-regulated transmission utilities and the cost-of-service wholesale power generation transactions of MP.

MISO Capacity Portability

On June 11, 2012, in response to certain arguments advanced by MISO, FERC issued a Notice of Request for Comments regarding whether existing rules on transfer capability act as barriers to the delivery of capacity between MISO and PJM. FirstEnergy and other parties have submitted filings arguing that MISO's concerns largely are without foundation and suggested that FERC address the remaining concerns in the existing stakeholder process that is described in the PJM/MISO Joint Operating Agreement. FERC has not mandated a solution, and the RTOs and affected parties are working to address the MISO's proposal in stakeholder proceedings. In January 2015, the RTOs and affected parties indicated to FERC that discussions on the various issues are continuing. In a February 24, 2015 order, FERC directed PJM and MISO to provide additional information on their various joint issues surrounding the PJM/MISO seam, including capacity portability, to assist the FERC's understanding of the issues and what, if any, additional steps it should take to improve the efficiency of operations at the PJM/MISO seam. Changes to the criteria and qualifications for participation in the PJM RPM capacity auctions could have a significant impact on the outcome of those auctions, including a negative impact on the prices at which those auctions would clear.

FTR Underfunding Complaint

In PJM, FTRs are a mechanism to hedge congestion and operate as a financial replacement for physical firm transmission service. FTRs are financially-settled instruments that entitle the holder to a stream of revenues based on the hourly congestion price differences across a specific transmission path in the PJM Day-ahead Energy Market. FE also performs bilateral transactions for the purpose of hedging the price differences between the location of supply resources and retail load obligations. Due to certain language in the PJM Tariff, the funds that are set aside to pay FTRs can be diverted to other uses, which may result in “underfunding” of FTR payments. FES and AE Supply continue to evaluate proposals to address issues with FTR allocation and funding.

On February 15, 2013, FES and AE Supply filed a renewed complaint with FERC for the purpose of changing the PJM Tariff to eliminate FTR underfunding. On June 5, 2013, FERC issued its order denying the new complaint. Requests for rehearing, and all subsequent filings in the docket, are pending before FERC. The PJM stakeholders continue to discuss FTR underfunding.

A recent and related issue is the effect that certain financial trades have on congestion. On August 29, 2014, FERC instituted an investigation to address the question of whether the current rules regarding “Up-to Congestion” transactions are just and reasonable. FESC, on behalf of FES and the Utilities, filed comments supporting the investigation, arguing that PJM Tariff changes would decrease the incidence of Up-to Congestion transactions, and funding for FTRs likely would increase. FERC convened a technical conference on January 7, 2015 to discuss application of certain FTR-related rules to Up-to Congestion and virtual transactions and whether PJM’s current uplift allocation for Up-to Congestion and virtual transactions is just and reasonable. FERC action following the technical conference is pending.

PJM Market Reform: 2014 PJM RPM Tariff Amendments

In late 2013 and early 2014, PJM submitted a series of amendments to the PJM Tariff to ensure that resources that clear in the RPM auctions are available as physical resources in the delivery year and that the rules implement comparable obligations for different types of resources. PJM's filings can be grouped into four categories: (i) DR; (ii) imports; (iii) modeling of transmission upgrades in calculating geographic clearing prices; and (iv) arbitrage/capacity replacement. In each of the relevant dockets, FirstEnergy and other parties submitted comments largely supporting PJM's proposed amendments. FERC largely approved the PJM Tariff amendments as proposed by PJM regarding DR, imports, and transmission upgrade modeling. Compliance filings pursuant to and requests for rehearing of certain of these orders are pending before FERC. However, FERC rejected the arbitrage/capacity replacement amendments, directing instead that a technical conference be convened to further examine the issues. The technical conference has yet to be scheduled, but the issue of arbitrage has been raised in other ongoing PJM RPM FERC dockets.

PJM Market Reform: PJM Capacity Performance Proposal and 2015/2016 Reliability Filings

On December 12, 2014, PJM submitted two filings for FERC authorization to implement its proposed “Capacity Performance” reform of the RPM capacity market. PJM proposed to revise the PJM Tariff to, among other things: (i) adopt a modified version of the FERC-approved ISO New England Inc. capacity performance payment structure; (ii) allow no excuses for nonperformance except in certain defined instances; (iii) maintain DR as a supply-side resource; and (iv) impose a Capacity Performance Resource must-offer requirement (units that can perform as a Capacity Performance Resource must offer into the capacity market, except certain defined resources, including DR). PJM also proposed, among other things, to revise the PJM Operating Agreement to provide limits in energy market offers based on specific physical characteristics and to ensure that capacity resources are available when the PJM Region needs them to perform. PJM requested an effective date of April 1, 2015 for these proposed reforms. Numerous parties filed comments on and protests to PJM’s Capacity Performance filings. FESC, on behalf of its affected affiliates, and, as part of a coalition of certain other PJM utilities, filed comments and protests on the proposed reforms. On March 31, 2015, FERC Staff issued a deficiency letter asking for more information and data related to PJM’s proposal. PJM submitted its response to the deficiency letter on April 10, 2015 outlining further changes to the Capacity Performance proposal, and asked for speedy FERC resolution of the proposed tariff amendments. FESC, on behalf of its affected affiliates, and, as part of a coalition, filed responsive comments on April 24, 2015.

On April 7, 2015, PJM filed a request for waiver of the PJM Tariff to allow PJM to delay the 2015 BRA from May 2015 to no later than the week of August 10-14, 2015 to allow FERC to rule on PJM’s Capacity Performance proposal. FERC granted this waiver on April 24, 2015.

FirstEnergy and other PJM market entities also are addressing PJM’s capacity market concerns in other FERC proceedings. On November 20, 2014, FERC issued an order directing each ISO/RTO to file a report with FERC outlining each region’s efforts to ensure fuel security. PJM filed its report on February 18, 2015, advising FERC that PJM’s Capacity Performance proposal will address fuel assurance issues. On March 20, 2015, FESC, on behalf of its affected affiliates and as part of a coalition, filed responsive comments demonstrating that significant improvements were needed for PJM’s Capacity Performance proposal to address fuel assurance issues. The comments are before FERC for review.

PJM Market Reform: PJM RPM Auctions - Calculation of Unit-Specific Offer Caps

The PJM Tariff describes the rules for calculating the “offer cap” for each unit that offers into the RPM auctions. FES disagreed with the PJM Market Monitor's approach for calculating the offer caps and in 2014, FES asked FERC to determine which PJM Tariff interpretation, FES' or the PJM Market Monitor's, was correct. On August 25, 2014, FERC issued a declaratory order agreeing with the FES interpretation of the PJM Tariff language. FERC went on, however, to initiate a new proceeding to examine whether the existing PJM Tariff language is just and reasonable. PJM filed its brief explaining why the existing PJM Tariff language is just and reasonable. Other parties, including FES, submitted responsive briefs. The briefs and related pleadings are pending before FERC.

PJM Market Reform: FERC Order No. 745 - DR

On May 23, 2014, a divided three-judge panel of the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating FERC Order No. 745, which required that, under certain parameters, DR participating in organized wholesale energy markets be compensated at LMP. The majority concluded that DR is a retail service, and therefore falls under state, and not federal, jurisdiction, and that FERC, therefore, lacks jurisdiction to regulate DR. The majority also found that even if FERC had jurisdiction over DR, Order No. 745 would be arbitrary and capricious because, under its requirements, DR was inappropriately receiving a double payment (LMP plus the savings of foregone energy purchases). Petitions for certiorari and responses thereto are currently pending before the United States Supreme Court. The U.S. Court of Appeals for the D.C. Circuit withheld issuance of its mandate pending the United States Supreme Court's disposition of those petitions.

On May 23, 2014, FESC, on behalf of its affiliates with market-based rate authorization, filed a complaint asking FERC to issue an order requiring the removal of all portions of the PJM Tariff allowing or requiring DR to be included in the PJM capacity market, with a refund effective date of May 23, 2014. FESC also requested that the results of the May 2014 PJM BRA be considered void and legally invalid to the extent that DR cleared that auction because the participation of DR in that auction was unlawful in light of the May 23, 2014 U.S. Court of Appeals for the D.C. Circuit decision discussed above. FESC, on behalf of FES, subsequently filed an amended complaint renewing its request that DR be removed from the May 2014 BRA. Specifically, FESC requested that FERC direct PJM to recalculate the results of the May 2014 BRA by: (i) removing DR from the PJM capacity supply pool; (ii) leaving the offers of actual capacity suppliers unchanged; and then (iii) determining which capacity suppliers clear the auction on the basis of the offers they submitted consistent with the existing PJM Tariff once the unlawful DR resources have been removed. The complaint remains pending before FERC. The timing of FERC action and the outcome of this proceeding cannot be predicted at this time.

On January 14, 2015, PJM filed proposed amendments to the PJM Tariff for the purpose of addressing continued DR participation in the PJM capacity markets. PJM asserted that the decision of the U.S. Court of Appeals for the D.C. Circuit discussed above, which is pending for review before the United States Supreme Court, created uncertainty. PJM proposed that if the United States Supreme Court denies the petitions for certiorari before the May 2015 BRA, PJM would move DR to the load side for purposes of participating in the auction. FESC, on behalf of its affected affiliates and as part of the coalition, protested PJM's proposed PJM Tariff amendments. On March 31, 2015, FERC issued an order rejecting PJM's proposed DR changes as premature.

PJM Market Reform: PJM 2014 Triennial RPM Review

The PJM Tariff obligates PJM to perform a thorough review of its RPM program every three years. On September 25, 2014, PJM filed proposed changes to the PJM Tariff as part of the latest review cycle. Among other adjustments, the filing included: (i) shifting the VRR curve one percentage point to the right, which would increase the amount of capacity supply that is procured in the RPM auctions and the clearing price; and (ii) a change to the index used for calculating the generation plant construction costs of the Net CONE formula for the future years between triennial reviews. On November 28, 2014, FERC accepted the PJM Tariff amendments as proposed, subject to a minor compliance requirement. PJM subsequently submitted the required compliance filing. On December 23, 2014, a coalition including FESC, on behalf of its affected affiliates, requested rehearing of FERC's order. PJM's compliance filing, and the coalition's and others' requests for rehearing, remain pending before FERC.

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

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. Depending on how the EPA and the states implement the CSAPR, the future cost of compliance may be substantial and changes to FirstEnergy's and FES' operations may result.

MATS imposes emission limits for mercury, PM, and HCL for all existing and new fossil fuel fired electric generating units effective in April 2015 with averaging of emissions from multiple units located at a single plant. Under the CAA, state permitting authorities can grant an additional compliance year through April 2016, as needed, including instances when necessary to maintain reliability where electric generating units are being closed. On December 28, 2012, the WVDEP granted a conditional extension through April 16, 2016 for MATS compliance at the Fort Martin, Harrison and Pleasants plants. On March 20, 2013, the PA DEP granted an extension through April 16, 2016 for MATS compliance at the Hatfield's Ferry and Bruce Mansfield plants. On February 5, 2015, the OEPA granted an extension through April 16, 2016 for MATS compliance at the Bay Shore and Sammis plants. Nearly all spending for MATS compliance at Bay Shore and Sammis has been completed through 2014. In addition, an EPA enforcement policy document contemplates up to an additional year to achieve compliance, through April 2017, under certain circumstances for reliability critical units. MATS was challenged in the U.S. Court of Appeals for the D.C. Circuit by various entities, including FirstEnergy's challenge of the PM emission limit imposed on petroleum coke boilers, such as Bay Shore Unit 1. On April 15, 2014, MATS was upheld by the U.S. Court of Appeals for the D.C. Circuit, however, the Court refused to decide FirstEnergy's challenge of the PM emission limit imposed on petroleum coke boilers due to a January 2013 petition for reconsideration still pending but not addressed by EPA. On November 25, 2014, the United States Supreme Court agreed to review MATS, specifically, to determine if EPA should have evaluated the cost of MATS prior to regulating. Depending on the outcome of the United States Supreme Court review and how the MATS are ultimately implemented, FirstEnergy's total capital cost for compliance (over the 2012 to 2018 time period) is currently expected to be approximately $370 million (CES segment of $178 million and Regulated Distribution segment of $192 million), of which $145 million has been spent through March 31, 2015 ($58 million at CES and $87 million at Regulated Distribution).

Eastlake Units 1-3, Ashtabula Unit 5 and Lake Shore Unit 18 were deactivated in April 2015, which completes the deactivation of 5,429 MW of coal-fired plants since 2012.

FirstEnergy and FES have various long-term coal supply and transportation agreements, some of which run through 2025 and certain of which are related to deactivated coal-fired plants. FirstEnergy and FES have asserted force majeure defenses for delivery shortfalls under certain agreements, and are in discussion with the applicable counterparties. If FirstEnergy and FES fail to reach a resolution with the applicable counterparties for the agreements associated with the deactivated plants or unresolved aspects of the agreements and it were ultimately determined that, contrary to their belief, the force majeure provisions or other defenses, do not excuse or otherwise mitigate the delivery shortfalls, the results of operations and financial condition of both FirstEnergy and FES could be materially adversely impacted. If that were to occur, FirstEnergy and FES are unable to estimate the loss or range of loss. As to a specific coal supply agreement, FirstEnergy and AE Supply have asserted termination rights effective in 2015. In response to notification of the termination, the coal supplier has commenced litigation alleging FirstEnergy and AE Supply do not have sufficient justification to terminate the agreement. There are 6 million tons remaining under the contract for delivery. At this time, FirstEnergy cannot estimate the loss or range of loss regarding the on-going litigation with respect to this agreement.

In September 2007, AE received an NOV from the EPA alleging NSR and PSD violations under the CAA, as well as Pennsylvania and West Virginia state laws at the coal-fired Hatfield's Ferry and Armstrong plants in Pennsylvania and the coal-fired Fort Martin and Willow Island plants in West Virginia. The EPA's NOV alleges equipment replacements during maintenance outages triggered the pre-construction permitting requirements under the NSR and PSD programs. On June 29, 2012, January 31, 2013, and March 27, 2013, EPA issued CAA section 114 requests for the Harrison coal-fired plant seeking information and documentation relevant to its operation and maintenance, including capital projects undertaken since 2007. On December 12, 2014, EPA issued a CAA section 114 request for the Fort Martin coal-fired plant seeking information and documentation relevant to its operation and maintenance, including capital projects undertaken since 2009. FirstEnergy intends to comply with the CAA but, at this time, is unable to predict the outcome of this matter or estimate the possible loss or range of loss.

In July 2008, three complaints representing multiple plaintiffs were filed against FG in the United States District Court for the Western District of Pennsylvania seeking damages based on air emissions from the coal-fired Bruce Mansfield Plant. Two of these complaints also seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner.” One complaint was filed on behalf of twenty-one individuals and the other is a class action complaint seeking certification as a class with the eight named plaintiffs as the class representatives. FG believes the claims are without merit and intends to vigorously defend itself against the allegations made in these complaints, but, at this time, is unable to predict the outcome of this matter or estimate the possible loss or range of loss.

Climate Change

There are a number of initiatives to reduce GHG emissions at the state, federal and international level. Certain northeastern states are participating in the RGGI and western states led by California, have implemented programs, primarily cap and trade mechanisms, to control emissions of certain GHGs. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation. A June 2013, Presidential Climate Action Plan outlined goals to: (1) cut carbon pollution in America by 17% by 2020 (from 2005 levels); (2) prepare the United States for the impacts of climate change; and (3) lead international efforts to combat global climate change and prepare for its impacts. GHG emissions have already been reduced by 10% between 2005 and 2012 according to an April, 2014 EPA Report. Due to plant deactivations and increased efficiencies, FirstEnergy anticipates its CO2 emissions will be reduced 25% below 2005 levels by 2015, exceeding the President’s Climate Action Plan goals both in terms of timing and reduction levels.

EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act” in December 2009, concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. EPA proposed a new source performance standard in September 2013, which would not apply to any existing, modified, or reconstructed fossil fuel fired generating units, of 1,000 lbs. CO2/MWH for large natural gas fired units (> 850 mmBTU/hr), and 1,100 lbs. CO2/MWH for other natural gas fired units (≤ 850 mmBTU/hr), and 1,100 lbs. CO2/MWH for fossil fuel fired units which would require partial carbon capture and storage. EPA proposed regulations in June 2014, to reduce CO2 emissions from existing fossil fuel fired electric generating units that would require each state to develop SIPs by June 30, 2016, to meet EPA’s state specific CO2 emission rate goals. EPA’s proposal allows states to request a 1-year extension for SIPs (June 30, 2017) or a 2-year extension for multi-state SIPs (June 30, 2018). EPA also proposed separate regulations imposing additional CO2 emission limits on modified and reconstructed fossil fuel fired electric generating units. On June 23, 2014, the United States Supreme Court decided that CO2 or other GHG emissions alone cannot trigger permitting requirements under the CAA, but that air emission sources that need PSD permits due to other regulated air pollutants can be required by EPA to install GHG control technologies. On April 16, 2015, the U.S. Court of Appeals for the D.C. Circuit held oral argument to consider challenges to prevent EPA from regulating CO2 emissions from existing fossil fuel fired electric generating units. Depending on the outcome of appeals and how any final rules are ultimately implemented, the future cost of compliance may be substantial.

At the international level, the United Nations Framework Convention on Climate Change resulted in the Kyoto Protocol requiring participating countries, which does not include the U.S., to reduce GHGs commencing in 2008 and has been extended through 2020. In advance of the December 2015, United Nations Framework Convention on Climate Change meetings in Paris, the Obama Administration submitted in March 2015, a formal pledge for the U.S. to reduce its economy-wide greenhouse gas emissions by 26 to 28 percent below 2005 levels by 2025. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require significant capital and other expenditures or result in changes to its operations. The CO2 emissions per KWH of electricity generated by FirstEnergy is lower than many of its regional competitors due to its diversified generation sources, which include low or non-CO2 emitting gas-fired and nuclear generators.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal CWA and its amendments, apply to FirstEnergy's plants. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy's operations.

The EPA finalized CWA Section 316(b) regulations in May 2014, requiring cooling water intake structures with an intake velocity greater than 0.5 feet per second to reduce fish impingement when aquatic organisms are pinned against screens or other parts of a cooling water intake system to a 12% annual average and requiring cooling water intake structures exceeding 125 million gallons per day to conduct studies to determine site-specific controls, if any, to reduce entrainment, which occurs when aquatic life is drawn into a facility's cooling water system. FirstEnergy is studying various control options and their costs and effectiveness, including pilot testing of reverse louvers in a portion of the Bay Shore plant's cooling water intake channel to divert fish away from the plant's cooling water intake system. Depending on the results of such studies and any final action taken by the states based on those studies, the future costs of compliance with these standards may require material capital expenditures.

The EPA proposed updates to the waste water effluent limitations guidelines and standards for the Steam Electric Power Generating category (40 CFR Part 423) in April 2013. The EPA proposed eight treatment options for waste water discharges from electric power plants, of which four are "preferred" by the agency. The preferred options range from more stringent chemical and biological treatment requirements to zero discharge requirements. The EPA is required to finalize this rulemaking by September 30, 2015, under a consent decree entered by a United States District Court and the treatment obligations are proposed to phase-in as permits are renewed on a 5-year cycle from 2017 to 2022. Depending on the content of the EPA's final rule and any final action taken by the states, the future costs of compliance with these standards may require material capital expenditures.

In October 2009, the WVDEP issued an NPDES water discharge permit for the Fort Martin plant, which imposes TDS, sulfate concentrations and other effluent limitations for heavy metals, as well as temperature limitations. Concurrent with the issuance of the Fort Martin NPDES permit, WVDEP also issued an administrative order setting deadlines for MP to meet certain of the effluent limits that were effective immediately under the terms of the NPDES permit. MP appealed, and a stay of certain conditions of the NPDES permit and order have been granted pending a final decision on the appeal and subject to WVDEP moving to dissolve the stay. The Fort Martin NPDES permit could require an initial capital investment ranging from $150 million to $300 million in order to install technology to meet the TDS and sulfate limits, which technology may also meet certain of the other effluent limits. Additional technology may be needed to meet certain other limits in the Fort Martin NPDES permit. MP intends to vigorously pursue these issues but cannot predict the outcome of the appeal or estimate the possible loss or range of loss.

FirstEnergy intends to vigorously defend against the CWA matters described above but, except as indicated above, cannot predict their outcomes or estimate the possible loss or range of loss.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain coal combustion residuals, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation.

In December 2014, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. Depending on how the final rules are ultimately implemented, the future costs of compliance with such CCR regulations may require material capital expenditures.

The PA DEP filed a 2012 complaint against FG in the United States District Court for the Western District of Pennsylvania with claims under the RCRA and Pennsylvania's Solid Waste Management Act regarding the LBR CCR Impoundment and simultaneously proposed a consent decree between PA DEP and FG to resolve those claims. On December 14, 2012, a modified consent decree was entered by the court, requiring FG to conduct monitoring studies and submit a closure plan to the PA DEP, no later than March 31, 2013, and discontinue disposal to LBR as currently permitted by December 31, 2016. The modified consent decree also required payment of civil penalties of $800,000 to resolve claims under the Solid Waste Management Act. PA DEP issued a 2014 permit requiring FE to provide bonding for 45 years of closure and post-closure activities and to complete closure within a 12-year period, but authorizing FE to seek a permit modification based on "unexpected site conditions that have or will slow closure progress." The permit does not require active dewatering of the CCRs, but does require a groundwater assessment for arsenic and abatement if certain conditions in the permit are met. The Bruce Mansfield plant is pursuing several options for its CCRs following December 31, 2016. A June 28, 2013 complaint filed by Citizens Coal Counsel and other NGOs in the United States District Court for the Western District of Pennsylvania, against the owner and operator of a reclamation mine in LaBelle, Pennsylvania that is one possible alternative, alleged the LaBelle site is in violation of RCRA and state laws. On July 14, 2014, Citizens Coal Council served FE, FG and NRG with a citizen suit notice alleging violations of RCRA due to beneficial reuse of "coal ash" at the LaBelle Site. To date, no complaint has been filed. On March 14, 2015, an application for waste permit renewal and reissuance for the Hatfield's Ferry CCR disposal facility, another potential alternative for Bruce Mansfield plant CCR disposal, was published in the Pennsylvania Bulletin commencing a 60-day comment period.

On October 10, 2013, approximately 61 individuals filed a complaint against FG in the United States District Court for the Northern District of West Virginia seeking damages for alleged property damage, bodily injury and emotional distress related to the LBR CCR Impoundment. The complaints state claims for private nuisance, negligence, negligence per se, reckless conduct and trespass related to alleged groundwater contamination and odors emanating from the Impoundment. FG believes the claims are without merit and intends to vigorously defend itself against the allegations made in the complaints, but, at this time, is unable to predict the outcome of the above matter or estimate the possible loss or range of loss.

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of March 31, 2015 based on estimates of the total costs of cleanup, FE's and its subsidiaries' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $125 million have been accrued through March 31, 2015. Included in the total are accrued liabilities of approximately $85 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FirstEnergy or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the possible losses or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of March 31, 2015, FirstEnergy had approximately $2.4 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. The values of FirstEnergy's NDTs fluctuate based on market conditions. If the value of the trusts decline by a material amount, FirstEnergy's obligation to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs. FES maintains a $155 million FES parental guaranty relating to a shortfall in nuclear decommissioning funding for Beaver Valley Unit 1 and Perry. FE and FES have also entered into a total of $23 million in parental guaranties in support of the decommissioning of the spent fuel storage facilities located at the nuclear facilities. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of its parental guaranties, as appropriate.

In August 2010, FENOC submitted an application to the NRC for renewal of the Davis-Besse operating license for an additional twenty years, until 2037. An NRC ASLB granted an opportunity for a hearing on the Davis-Besse license renewal application to a group of Intervenors, subject to the admissibility of contentions. On September 29, 2014, the Intervenors filed a petition, accompanied by a request to admit a new contention, to suspend the final licensing decision on Davis-Besse license renewal. These filings argued that the NRC’s Continued Storage Rule failed to make necessary safety findings regarding the technical feasibility of spent fuel disposal and the adequacy of future repository capacity required by the Atomic Energy Act. All other contentions had previously been denied. On February 26, 2015, the NRC Commissioners denied both the suspension request and the request to file new contentions on the Continued Storage Rule. On March 10, 2015, the ASLB issued an Order that terminated its jurisdiction and closed the record in the Davis-Besse license renewal proceeding. On April 22, 2015, one of the Intervenors filed requests to admit a contention on the NRC’s Continued Storage Rule and a motion to reopen the record in the Davis-Besse license renewal proceeding.

As part of routine inspections of the concrete shield building at Davis-Besse in 2013, FENOC identified changes to the subsurface laminar cracking condition originally discovered in 2011. These inspections revealed that the cracking condition had propagated a small amount in select areas. FENOC's analysis confirms that the building continues to maintain its structural integrity, and its ability to safely perform all of its functions. On September 2, 2014, the Intervenors in the Davis-Besse license renewal proceeding requested that the ASLB introduce issues based on FENOC's plans to manage the subsurface laminar cracking in the Davis-Besse shield building. On January 15, 2015, the ASLB denied this request. The NRC continues to evaluate FENOC's analysis of the shield building.

On March 12, 2012, the NRC issued orders requiring safety enhancements at U.S. reactors based on recommendations from the lessons learned Task Force review of the accident at Japan's Fukushima Daiichi nuclear power plant. These orders require additional mitigation strategies for beyond-design-basis external events, and enhanced equipment for monitoring water levels in spent fuel pools. The NRC also requested that licensees including FENOC: re-analyze earthquake and flooding risks using the latest information available; conduct earthquake and flooding hazard walkdowns at their nuclear plants; assess the ability of current communications systems and equipment to perform under a prolonged loss of onsite and offsite electrical power; and assess plant staffing levels needed to fill emergency positions. These and other NRC requirements adopted as a result of the accident at Fukushima Daiichi are likely to result in additional material costs from plant modifications and upgrades at FirstEnergy's nuclear facilities.

ICG Litigation

On December 28, 2006, AE Supply and MP filed a complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against ICG, Anker WV, and Anker Coal for failure to supply coal required by a long term CSA. A jury trial, appeal and other proceedings followed. On April 6, 2015, and in lieu of further appeals and litigation process, the parties agreed to a full and final settlement of all remaining claims and on April 7, 2015, ICG paid the $15 million settlement amount in full of which $12 million was allocated to AE Supply and $3 million to MP. The trial and appellate courts have been notified of the settlement.

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
NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Revenue from Contracts with Customers, requiring entities to recognize revenue by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the accounting for costs to obtain or fulfill a contract with a customer is specified and disclosure requirements for revenue recognition are expanded. This standard is currently effective for fiscal years beginning after December 15, 2016, with no early adoption permitted, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year, subject to the FASB's due process requirement. FirstEnergy is currently evaluating the impact on its financial statements of adopting this standard.

In February 2015, the FASB issued, Consolidations: Amendments to the Consolidation Analysis, which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. This standard is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. A reporting entity must apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or apply the amendments retrospectively. FirstEnergy is currently evaluating the impact on its financial statements of adopting this standard.

In April 2015, the FASB issued, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. FirstEnergy does not expect this amendment to have a material effect on its financial statements.

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

FES’ revenues are derived primarily from sales to individual retail customers, sales to customers in the form of governmental aggregation programs, and participation in affiliated and non-affiliated POLR auctions. FES’ sales are primarily concentrated in Ohio, Pennsylvania, Illinois, Michigan, New Jersey and Maryland. The demand for electricity produced and sold by FES, along with the price of that electricity, is principally impacted by conditions in competitive power markets, global economic activity as well as economic activity and weather conditions in the Midwest and Mid-Atlantic regions of the United States. In 2014, FES began reducing its exposure to weather-sensitive loads, maintaining competitive generation in excess of committed sales, eliminating load obligations that do not adequately cover risk premiums, pursuing more certain revenue streams and modifying its hedging strategy to optimize risk management and market upside opportunities. As part of this, FES has eliminated future selling efforts in certain sales channels, such as Mass Market, medium commercial-industrial and select large commercial-industrial (Direct), to focus on a selective mix of retail sales channels, wholesale sales that hedge generation more effectively, and maintain a small open position to take advantage of market upside opportunities resulting from volatility as was experienced in the first quarter of 2014. In 2015 and going forward, FES expects to target approximately 65 to 75 million MWHs in annual contract sales with a projected target portfolio mix of approximately 10 to 15 million MWHs in Governmental Aggregation sales, 0 to 10 million MWHs of POLR sales, 0 to 20 million MWHs in large commercial and industrial sales (Direct),10 to 20 million MWHs in block wholesale sales, including Structured sales, and 10 to 20 million MWHs of spot wholesale sales committed. As of March 31, 2015, committed sales for calendar year 2015 and 2016 are 70 million MWH and 45 million MWH, respectively. Support for current customers in the channels to be exited will remain through their respective contract terms.

FES is exposed to various market and financial risks, including the risk of price fluctuations in the wholesale power markets. Wholesale power prices may be impacted by the prices of other commodities, including coal and natural gas, and energy efficiency and DR programs, as well as regulatory and legislative actions, such as MATS among other factors. FES attempts to mitigate the market risk inherent in its energy position by economically hedging its exposure and continuously monitoring various risk measurement metrics to ensure compliance with its risk management policies.

For additional information with respect to FES, please see the information contained in FirstEnergy’s Management’s Discussion and Analysis of Financial Condition and Results of Operations under the following subheadings, which information is incorporated by reference herein: FirstEnergy's Business and Executive Summary, Capital Resources and Liquidity, Guarantees and Other Assurances, Off-Balance Sheet Arrangements, Market Risk Information, Credit Risk and Outlook.

Results of Operations

Operating results decreased $16 million in the first three months of 2015, compared to the same period of 2014. In the first quarter of 2014, FES sold certain hydro electric power stations resulting in an after-tax gain of $110 million. Excluding this gain, earnings were impacted primarily by the absence of the extreme market conditions and unplanned outages in January 2014 resulting in higher costs to serve contract sales and higher capacity auction prices. Subsequent to the first quarter of 2014, FES began to reduce its exposure to weather-sensitive loads and more effectively hedge its generation. As a result of that change in strategy, FES was able to successfully mitigate the extreme weather conditions that occurred in February 2015 by more effectively using its generation to supply higher customer usage as compared to the first quarter of 2014 when FES purchased power at higher prices to supply increased customer usage.

Revenues -

Total revenues decreased $452 million, in the first three months of 2015, compared to the same period of 2014, primarily due to decreased sales volumes in line with FES' strategy to more effectively hedge its generation. Revenues were impacted by higher unit prices as a result of the change in sales channel mix and increased channel pricing as well as higher capacity revenues, as further described below.

The change in total revenues resulted from the following sources:

	Three Months Ended March 31,		Increase
Revenues by Type of Service	2015	2014	(Decrease)
	(In millions)
Contract Sales:
Direct	$393	$713	$(320)
Governmental Aggregation	288	320	(32)
Mass Market	98	142	(44)
POLR	275	262	13
Structured Sales	125	88	37
Total Contract Sales	1,179	1,525	(346)
Wholesale	92	157	(65)
Transmission	59	107	(48)
Other	47	40	7
Total Revenues	$1,377	$1,829	$(452)

	Three Months Ended March 31,		Increase
MWH Sales by Channel	2015	2014	(Decrease)
	(In thousands)
Contract Sales:
Direct	7,249	12,801	(43.4)%
Governmental Aggregation	4,598	5,769	(20.3)%
Mass Market	1,435	2,126	(32.5)%
POLR	4,822	4,579	5.3%
Structured Sales	2,955	3,157	(6.4)%
Total MWH Sales	21,059	28,432	(25.9)%

The following table summarizes the price and volume factors contributing to changes in revenues:

	Source of Change in Revenues
	Increase (Decrease)
MWH Sales Channel:	Sales Volumes	Prices	Gain on Settled Contracts	Capacity Revenue	Total
	(In millions)
Direct	$(309)	$(11)	$—	$—	$(320)
Governmental Aggregation	(65)	33	—	—	(32)
Mass Market	(46)	2	—	—	(44)
POLR	14	(1)	—	—	13
Structured Sales	(6)	43	—	—	37
Wholesale	—	—	(107)	42	(65)

The Direct, Governmental Aggregation and Mass Market customer base was 2.0 million as of March 31, 2015, compared to 2.7 million as of March 31, 2014, reflecting FES' efforts to reposition its sales portfolio as discussed above. Additionally, although unit pricing was higher year over year in the Governmental Aggregation and Mass Market channels, the increase was primarily attributable to higher capacity expense as discussed below, which is a component of the retail price. Direct unit prices were lower resulting from ancillary pass-through revenues associated with PJM expenses incurred in January 2014, partially offset by the higher rates associated with increased capacity expense.

The increase in Structured Sales of $37 million was primarily due to higher gains on various structured financial sales contracts, partially offset by lower sales volumes.

Wholesale revenues decreased $65 million due to lower net gains of $107 million on financially settled contracts, primarily with AE Supply, partially offset by a $42 million increase in capacity revenue from higher capacity prices.

Transmission revenue decreased $48 million due to lower congestion revenue associated with market conditions related to extreme weather events in the first quarter 2014.

Other revenue increased $7 million primarily due to higher lease revenues from additional repurchased equity interests in affiliated sale and leasebacks since the first quarter of 2014. FES earns lease revenue associated with the equity interests it purchased.

Operating Expenses -

Total operating expenses decreased by $612 million in the first three months of 2015 compared to the same period of 2014.

The following table summarizes the factors contributing to the changes in fuel and purchased power costs in the first three months of 2015 compared with the same period of 2014:

	Source of Change
	Increase (Decrease)
Operating Expense	Volumes	Prices	Settled Contracts	Capacity Expense	Total
	(In millions)
Fossil Fuel	$(68)	$(12)	$(12)	$—	$(92)
Nuclear Fuel	8	(5)	—	—	3
Affiliated Purchased Power	(5)	9	2	—	6
Non-affiliated Purchased Power(1)	(612)	(384)	446	64	(486)
(1) In the first quarter of 2015 and 2014, losses on financially settled wholesale sales contracts of $22 million and $321 million, respectively, resulting from higher market prices were netted in purchased power.

Fossil and nuclear fuel costs decreased $89 million primarily due to a decrease in fossil generation volumes and a $12 million gain associated with the elimination of an obligation under an existing coal contract in the first quarter of 2015. Fossil generation volumes decreased related to an increase in the duration of outages in 2015 and lower wholesale spot energy prices, which was partially offset by increased nuclear generation. The fossil fuel rate decreased as a result of lower peaking unit generation. The nuclear fuel rate decreased as a result of the suspended DOE spent nuclear fuel fee, which was effective May 16, 2014.

Non-affiliated purchased power costs decreased $486 million due to lower volumes ($412 million) and decreased prices ($138 million), partially offset by higher capacity expenses ($64 million). The decrease in unit prices was primarily a result of the market conditions associated with the extreme weather events in January 2014, partially offset by lower net gains on financially settled contracts. Lower volumes were primarily due to fewer unplanned outages and decreased load requirements, partially offset by decreased fossil generation discussed above. The increase in capacity expense, which is a component of FES' retail price, was primarily the result of higher capacity rates associated with FES' retail sales obligations.

Other operating expenses decreased $39 million in the first three months of 2015, compared to the same period of 2014 primarily due to the following:

•	Fossil operating costs increased $4 million primarily due to costs associated with additional planned outages for the three months ended March 31, 2015 as compared to the same period of 2014.

•
Nuclear operating costs increased $7 million as a result of higher costs associated with the refueling outage at Perry that began on March 9, 2015, partially offset by refueling outage costs at Davis-Besse in the first quarter of 2014.

•
Transmission expenses decreased $50 million primarily due to lower operating reserve and market-based ancillary costs associated with market conditions related to extreme weather events in the first quarter of 2014 of which a portion were passed through to commercial and industrial customers, as discussed above.

•	Other operating expenses were unchanged as a $17 million increase in mark-to-market expenses on commodity contract positions was offset by a decrease in retail-related costs.

Depreciation expense increased $6 million as a result of a higher asset base from projects such as MATS compliance and the Davis-Besse steam generator replacement completed in mid-2014.

General taxes decreased $10 million primarily due to lower gross receipts taxes associated with decreased retail sales volumes and lower property taxes.

Other Expense -

Total other expense increased $6 million in the first three months of 2015, compared to the same period of 2014, primarily due to lower investment income of $7 million primarily on NDT investments and lower capitalized interest of $3 million primarily due to the completion of the Davis-Besse steam generator replacement in May 2014, partially offset by the absence of a $5 million loss on debt redemptions incurred in the first quarter of 2014.

Discontinued Operations -

Discontinued operations decreased net income $116 million in the first quarter of 2015 compared to the same period of 2014 primarily due to a pre-tax gain of approximately $177 million associated with the sale of certain hydro facilities on February 12, 2014.

Income Tax Benefits —

FES’ effective tax rates from continuing operations for the three months ended March 31, 2015 and 2014 was 40.0% and 35.2%, respectively. The increase in the effective tax rate is primarily due to changes in estimated annual permanent items on lower pre-tax losses for the period.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, FE's and FES' internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 9, Regulatory Matters, and Note 10, Commitments, Guarantees and Contingencies, of the Combined Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

During the quarter ended March 31, 2015, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.        OTHER INFORMATION

None
ITEM 6.        EXHIBITS

Exhibit Number

FirstEnergy
(A)	10.1	2015-2017 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement between FirstEnergy Corp. and Anthony J. Alexander, effective March 2, 2015
(A)	10.2	2015-2017 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement between FirstEnergy Corp. and Anthony J. Alexander, effective March 2, 2015
(A)	12	Fixed charge ratio
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

FES
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Solutions Corp. for the period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

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
May 1, 2015

FIRSTENERGY CORP.
Registrant

FIRSTENERGY SOLUTIONS CORP.
Registrant

/s/ K. Jon Taylor
K. Jon Taylor
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number

FirstEnergy
(A)	10.1	2015-2017 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement between FirstEnergy Corp. and Anthony J. Alexander, effective March 2, 2015
(A)	10.2	2015-2017 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement between FirstEnergy Corp. and Anthony J. Alexander, effective March 2, 2015
(A)	12	Fixed charge ratio
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

FES
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Solutions Corp. for the period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

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