Form 10-Q
period 2016-03-31
FIRSTENERGY CORP; FirstEnergy Solutions Corp.
filed 2016-04-26
CIK 1031296, 1407703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer ☑	FirstEnergy Corp.

Accelerated Filer ☐	N/A

Non-accelerated Filer (Do not check if a smaller reporting company) ☑	FirstEnergy Solutions Corp.

Smaller Reporting Company ☐	N/A
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑	FirstEnergy Corp. and FirstEnergy Solutions Corp.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF MARCH 31, 2016
FirstEnergy Corp., $0.10 par value	424,712,431
FirstEnergy Solutions Corp., no par value	7
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
FirstEnergy Web Site and Other Social Media Sites and Applications

Each of the registrants’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also made available free of charge on or through the "Investors" page of FirstEnergy’s web site at www.firstenergycorp.com.

These SEC filings are posted on the web site as soon as reasonably practicable after they are electronically filed with the SEC. Additionally, the registrants routinely post additional important information including press releases, investor presentations and notices of upcoming events, under the "Investors" section of FirstEnergy’s web site and recognize FirstEnergy’s web site as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under SEC Regulation FD. Investors may be notified of postings to the web site by signing up for email alerts and RSS feeds on the "Investors" page of FirstEnergy's web site or through push alerts from FirstEnergy Investor Relations apps for Apple Inc.'s iPad® and iPhone® devices, which can be installed for free at the Apple® online store. FirstEnergy also uses Twitter® and Facebook® as additional channels of distribution to reach public investors and as a supplemental means of disclosing material non-public information for complying with its disclosure obligations under SEC Regulation FD. Information contained on FirstEnergy’s web site, Twitter® handle or Facebook® page, and any corresponding applications of those sites, shall not be deemed incorporated into, or to be part of, this report.
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

•
The accomplishment of our regulatory and operational goals in connection with our transmission investment plan, including, but not limited to, the proposed transmission asset transfer to MAIT, and the effectiveness of our strategy to reflect a more regulated business profile.

•
Changes in assumptions regarding economic conditions within our territories, assessment of the reliability of our transmission system, or the availability of capital or other resources supporting identified transmission investment opportunities.

•
The impact of the regulatory process on the pending matters at the federal level and in the various states in which we do business including, but not limited to, matters related to rates and the ESP IV in Ohio, specifically related to a complaint filed at FERC against FES and the Ohio Companies that request FERC review the ESP IV PPA under Section 205 of the FPA, and other future complaints or challenges that could impact the ESP IV and the ESP IV PPA.

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

•
Adverse regulatory or legal decisions and outcomes with respect to our nuclear operations (including, but not limited to, the revocation or non-renewal of necessary licenses, approvals or operating permits by the NRC or as a result of the incident at Japan's Fukushima Daiichi Nuclear Plant).

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

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and risks that are included in FirstEnergy's and FES' filings with the SEC, including but not limited to the most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on FirstEnergy's business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. The registrants expressly disclaim any current intention to update, except as required by law, any forward-looking statements contained herein as a result of new information, future events or otherwise.

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE	Allegheny Energy, Inc., a Maryland utility holding company that merged with a subsidiary of FirstEnergy on February 25, 2011. As of January 1, 2014, AE merged with and into FirstEnergy Corp.
AESC	Allegheny Energy Service Corporation, a subsidiary of FirstEnergy Corp.
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of AE Supply and equity method investee of MP.
ATSI	American Transmission Systems, Incorporated, formerly a direct subsidiary of FE that became a subsidiary of FET in April 2012, which owns and operates transmission facilities.
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
CES	Competitive Energy Services, a reportable operating segment of FirstEnergy
FE	FirstEnergy Corp., a public utility holding company
FENOC	FirstEnergy Nuclear Operating Company, which operates nuclear generating facilities
FES	FirstEnergy Solutions Corp., which provides energy-related products and services
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, formerly known as Allegheny Energy Transmission, LLC which is the parent of ATSI, TrAIL and MAIT, and has a joint venture in PATH.
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	FirstEnergy Generation, LLC, a wholly owned subsidiary of FES, which owns and operates non-nuclear generating facilities
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	A subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, formed to own and operate transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	FirstEnergy Nuclear Generation, LLC, a subsidiary of FES, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
PNBV	PNBV Capital Trust, a special purpose entity created by OE in 1996
Signal Peak	An indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:
AAA	American Arbitration Association
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AOCI	Accumulated Other Comprehensive Income
Apple®	Apple®, iPad® and iPhone® are registered trademarks of Apple Inc.
ARO	Asset Retirement Obligation

GLOSSARY OF TERMS, Continued

ARR	Auction Revenue Right
ASU	Accounting Standards Update
BGS	Basic Generation Service
BNSF	BNSF Railway Company
BRA	PJM RPM Base Residual Auction
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CDWR	California Department of Water Resources
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
CPP	EPA's Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CSX	CSX Transportation, Inc.
CTA	Consolidated Tax Adjustment
CWA	Clean Water Act
DCR	Delivery Capital Recovery
DR	Demand Response
DSIC	Distribution System Improvement Charge
DSP	Default Service Plan
EDC	Electric Distribution Company
EE&C	Energy Efficiency and Conservation
EGS	Electric Generation Supplier
ELPC	Environmental Law & Policy Center
EmPOWER Maryland	EmPower Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
EPA	United States Environmental Protection Agency
ERO	Electric Reliability Organization
ESP	Electric Security Plan
ESP IV PPA	Unit Power Agreement entered into on April 1, 2016 by and between the Ohio Companies and FES
ESP IV PPA Facilities	100% of the output of the W.H. Sammis plant, 100% of the output of the Davis-Besse Nuclear Power Station and FES' 4.85% entitlement in OVEC
Facebook®	Facebook is a registered trademark of Facebook, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FMB	First Mortgage Bond
FPA	Federal Power Act
FTR	Financial Transmission Right
GAAP	Accounting Principles Generally Accepted in the United States of America
GHG	Greenhouse Gases
GWH	Gigawatt-hour
HCl	Hydrochloric Acid
ICE	IntercontinentalExchange, Inc.
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
KWH	Kilowatt-hour
LMP	Locational Marginal Price
LOC	Letter of Credit
LSE	Load Serving Entity
LTIIPs	Long-Term Infrastructure Improvement Plans

GLOSSARY OF TERMS, Continued

MATS	Mercury and Air Toxics Standards
MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator, Inc.
MLP	Master Limited Partnership
mmBTU	One Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.
MOPR	Minimum Offer Price Rule
MVP	Multi-Value Project
MW	Megawatt
MWH	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NJBPU	New Jersey Board of Public Utilities
NMB	Non-Market Based
NOL	Net Operating Loss
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NUG	Non-Utility Generation
NYISO	New York Independent System Operator, Inc.
NYPSC	New York State Public Service Commission
OCC	Ohio Consumers' Counsel
OPEB	Other Post-Employment Benefits
OTTI	Other Than Temporary Impairments
OVEC	Ohio Valley Electric Corporation
PA DEP	Pennsylvania Department of Environmental Protection
PCRB	Pollution Control Revenue Bond
PJM	PJM Interconnection, L.L.C.
PJM Region	The aggregate of the zones within PJM
PJM Tariff	PJM Open Access Transmission Tariff
PM	Particulate Matter
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Purchase Power Agreement
PPB	Parts Per Billion
PPUC	Pennsylvania Public Utility Commission
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCO	Public Utilities Commission of Ohio
PURPA	Public Utility Regulatory Policies Act of 1978
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Credit
REIT	Real Estate Investment Trust
RFC	ReliabilityFirst Corporation
RFP	Request for Proposal
RGGI	Regional Greenhouse Gas Initiative
ROE	Return on Equity
RPM	Reliability Pricing Model

GLOSSARY OF TERMS, Continued

RRS	Retail Rate Stability
RSS	Rich Site Summary
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
SB221	Amended Substitute Senate Bill No. 221
SB310	Substitute Senate Bill No. 310
SBC	Societal Benefits Charge
SEC	United States Securities and Exchange Commission
SEC Regulation FD	SEC Regulation Fair Disclosure
Seventh Circuit	United States Court of Appeals for the Seventh Circuit
SIP	State Implementation Plan(s) Under the Clean Air Act
SO2	Sulfur Dioxide
SOS	Standard Offer Service
SPE	Special Purpose Entity
SREC	Solar Renewable Energy Credit
SSO	Standard Service Offer
TDS	Total Dissolved Solid
Third Circuit	United States Court of Appeals for the Third Circuit
TMI-2	Three Mile Island Unit 2
TO	Transmission Owner
TTS	Temporary Transaction Surcharge
Twitter®	Twitter is a registered trademark of Twitter, Inc.
U.S. Court of Appeals for the D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVDEP	West Virginia Department of Environmental Protection
WVPSC	Public Service Commission of West Virginia

v

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31
(In millions, except per share amounts)	2016	2015

REVENUES:
Regulated Distribution	$2,521	$2,562
Regulated Transmission	275	238
Unregulated businesses	1,073	1,097
Total revenues*	3,869	3,897

OPERATING EXPENSES:
Fuel	381	513
Purchased power	1,124	1,113
Other operating expenses	918	1,057
Provision for depreciation	329	319
Amortization of regulatory assets, net	61	32
General taxes	280	269
Total operating expenses	3,093	3,303

OPERATING INCOME	776	594

OTHER INCOME (EXPENSE):
Investment income	28	17
Interest expense	(288)	(279)
Capitalized financing costs	25	34
Total other expense	(235)	(228)

INCOME BEFORE INCOME TAXES	541	366

INCOME TAXES	213	144

NET INCOME	$328	$222

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.78	$0.53
Diluted	$0.77	$0.53

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	424	421
Diluted	426	423

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.72	$0.72

* Includes excise tax collections of $107 million and $115 million in the three months ended March 31, 2016 and 2015, respectively.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31
(In millions)	2016	2015

NET INCOME	$328	$222

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(18)	(31)
Amortized losses on derivative hedges	2	1
Change in unrealized gains on available-for-sale securities	28	4
Other comprehensive income (loss)	12	(26)
Income taxes (benefits) on other comprehensive income (loss)	4	(10)
Other comprehensive income (loss), net of tax	8	(16)

COMPREHENSIVE INCOME	$336	$206

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146	$131
Receivables-
Customers, net of allowance for uncollectible accounts of $64 in 2016 and $69 in 2015	1,432	1,415
Other, net of allowance for uncollectible accounts of $5 in 2016 and 2015	162	180
Materials and supplies	781	785
Prepaid taxes	267	135
Derivatives	207	157
Collateral	80	70
Other	155	167
	3,230	3,040
PROPERTY, PLANT AND EQUIPMENT:
In service	50,371	49,952
Less — Accumulated provision for depreciation	15,421	15,160
	34,950	34,792
Construction work in progress	2,694	2,422
	37,644	37,214
INVESTMENTS:
Nuclear plant decommissioning trusts	2,360	2,282
Other	526	506
	2,886	2,788

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	6,418	6,418
Regulatory assets	1,279	1,348
Other	1,238	1,286
	8,935	9,052
	$52,695	$52,094
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$1,355	$1,166
Short-term borrowings	2,125	1,708
Accounts payable	1,000	1,075
Accrued taxes	513	519
Accrued compensation and benefits	309	334
Derivatives	117	106
Other	970	694
	6,389	5,602
CAPITALIZATION:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 490,000,000 shares - 424,712,431 and 423,560,397 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	42	42
Other paid-in capital	9,963	9,952
Accumulated other comprehensive income	179	171
Retained earnings	2,279	2,256
Total common stockholders’ equity	12,463	12,421
Noncontrolling interest	1	1
Total equity	12,464	12,422
Long-term debt and other long-term obligations	18,878	19,099
	31,342	31,521
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	6,996	6,773
Retirement benefits	4,135	4,245
Asset retirement obligations	1,427	1,410
Deferred gain on sale and leaseback transaction	782	791
Adverse power contract liability	194	197
Other	1,430	1,555
	14,964	14,971
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 10)
	$52,695	$52,094

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31
(In millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$328	$222
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization, including nuclear fuel, regulatory assets, net, and customer intangible asset amortization	455	425
Deferred purchased power and other costs	(10)	(31)
Deferred income taxes and investment tax credits, net	206	127
Deferred costs on sale leaseback transaction, net	12	12
Retirement benefits	16	(4)
Pension trust contributions	(160)	(143)
Commodity derivative transactions, net (Note 8)	(64)	2
Changes in current assets and liabilities-
Receivables	1	(97)
Materials and supplies	4	30
Prepayments and other current assets	(82)	(116)
Accounts payable	25	(177)
Accrued taxes	(110)	(80)
Accrued interest	47	44
Accrued compensation and benefits	(102)	(80)
Other current liabilities	19	11
Cash collateral, net	(6)	(15)
Other	59	63
Net cash provided from operating activities	638	193

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	425	760
Redemptions and Repayments-
Long-term debt	(31)	(48)
Common stock dividend payments	(152)	(152)
Net cash provided from financing activities	242	560

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(698)	(668)
Nuclear fuel	(149)	(60)
Sales of investment securities held in trusts	465	371
Purchases of investment securities held in trusts	(488)	(394)
Cash investments	30	21
Asset removal costs	(34)	(28)
Other	9	10
Net cash used for investing activities	(865)	(748)

Net change in cash and cash equivalents	15	5
Cash and cash equivalents at beginning of period	131	85
Cash and cash equivalents at end of period	$146	$90

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31
(In millions)	2016	2015

STATEMENTS OF INCOME (LOSS)
REVENUES:
Electric sales to non-affiliates	$1,007	$1,075
Electric sales to affiliates	147	255
Other	45	47
Total revenues	1,199	1,377

OPERATING EXPENSES:
Fuel	165	230
Purchased power from affiliates	82	70
Purchased power from non-affiliates	377	543
Other operating expenses	240	413
Provision for depreciation	83	80
General taxes	26	29
Total operating expenses	973	1,365

OPERATING INCOME	226	12

OTHER INCOME (EXPENSE):
Investment income	15	13
Interest expense — affiliates	(2)	(2)
Interest expense — other	(36)	(37)
Capitalized interest	10	9
Total other expense	(13)	(17)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFITS)	213	(5)

INCOME TAXES (BENEFITS)	82	(2)

NET INCOME (LOSS)	$131	$(3)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$131	$(3)

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(4)	(4)
Amortized gains on derivative hedges	—	(1)
Change in unrealized gain on available-for-sale securities	23	3
Other comprehensive income (loss)	19	(2)
Income taxes (benefits) on other comprehensive income (loss)	7	(1)
Other comprehensive income (loss), net of tax	12	(1)

COMPREHENSIVE INCOME (LOSS)	$143	$(4)

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$2
Receivables-
Customers, net of allowance for uncollectible accounts of $8 in 2016 and 2015	229	275
Affiliated companies	447	451
Other, net of allowance for uncollectible accounts of $3 in 2016 and 2015	107	59
Notes receivable from affiliated companies	—	11
Materials and supplies	446	470
Derivatives	207	154
Collateral	80	70
Prepayments and other	80	66
	1,598	1,558
PROPERTY, PLANT AND EQUIPMENT:
In service	14,376	14,311
Less — Accumulated provision for depreciation	5,874	5,765
	8,502	8,546
Construction work in progress	1,273	1,157
	9,775	9,703
INVESTMENTS:
Nuclear plant decommissioning trusts	1,372	1,327
Other	10	10
	1,382	1,337
DEFERRED CHARGES AND OTHER ASSETS:
Customer intangibles	57	61
Goodwill	23	23
Property taxes	30	40
Derivatives	89	79
Other	385	367
	584	570
	$13,339	$13,168
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$549	$512
Short-term borrowings-
Affiliated companies	49	—
Other	—	8
Accounts payable-
Affiliated companies	362	542
Other	116	139
Accrued taxes	71	76
Derivatives	115	104
Other	241	181
	1,503	1,562
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 750 shares - 7 shares outstanding as of March 31, 2016 and December 31, 2015	3,614	3,613
Accumulated other comprehensive income	58	46
Retained earnings	2,077	1,946
Total common stockholder's equity	5,749	5,605
Long-term debt and other long-term obligations	2,480	2,510
	8,229	8,115
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	782	791
Accumulated deferred income taxes	722	600
Retirement benefits	339	332
Asset retirement obligations	838	831
Derivatives	21	38
Other	905	899
	3,607	3,491
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 10)
	$13,339	$13,168

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31
(In millions)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$131	$(3)
Adjustments to reconcile net income (loss) to net cash from operating activities-
Depreciation and amortization, including nuclear fuel and customer intangible asset amortization	138	144
Deferred costs on sale and leaseback transaction, net	12	12
Deferred income taxes and investment tax credits, net	113	34
Investment impairments	8	6
Commodity derivative transactions, net (Note 8)	(64)	1
Changes in current assets and liabilities-
Receivables	2	1
Materials and supplies	24	21
Prepayments and other current assets	(12)	(18)
Accounts payable	(103)	(75)
Accrued taxes	(15)	(24)
Accrued compensation and benefits	(11)	(9)
Other current liabilities	18	8
Cash collateral, net	(10)	12
Other	(3)	(5)
Net cash provided from operating activities	228	105

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Short-term borrowings, net	49	150
Redemptions and repayments-
Long-term debt	—	(17)
Other	(2)	(2)
Net cash provided from financing activities	47	131

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(143)	(119)
Nuclear fuel	(149)	(60)
Sales of investment securities held in trusts	138	189
Purchases of investment securities held in trusts	(151)	(202)
Cash investments	10	—
Loans to affiliated companies, net	11	(44)
Other	9	—
Net cash used for investing activities	(275)	(236)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	$2	$2

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

FirstEnergy Corp. was organized under the laws of the State of Ohio in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding common stock of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, FES and its principal subsidiaries (FG and NG), AE Supply, MP, PE, WP, FET and its principal subsidiaries (ATSI and TrAIL), and AESC. In addition, FE holds all of the outstanding common stock of other direct subsidiaries including: FirstEnergy Properties, Inc., FEV, FENOC, FELHC, Inc., GPU Nuclear, Inc., and Allegheny Ventures, Inc.

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
These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 2015. These Notes to the Consolidated Financial Statements are combined for FirstEnergy and FES.

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

FE and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation as appropriate. FE and its subsidiaries consolidate a VIE when it is determined that it is the primary beneficiary (see Note 6, Variable Interest Entities). Investments in affiliates over which FE and its subsidiaries have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage of FE's ownership share of the entity’s earnings is reported in the Consolidated Statements of Income and Comprehensive Income.

For the three months ended March 31, 2016 and 2015, capitalized financing costs on FirstEnergy's Consolidated Statements of Income include $8 million and $16 million, respectively, of allowance for equity funds used during construction and $17 million and $18 million, respectively, of capitalized interest.
New Accounting Pronouncements

In May 2014, the FASB issued, ASU 2014-09 "Revenue from Contracts with Customers", requiring entities to recognize revenue by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the accounting for costs to obtain or fulfill a contract with a customer is specified and disclosure requirements for revenue recognition are expanded. In August 2015, the FASB issued a final ASU deferring the effective date until fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, (the original effective date). In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", clarifying the principal versus agent implementation guidance in the following areas: unit of account at which the principal/agent determination is made; applying the control principle to certain types of transactions and the control principle and principal/agent indicators. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing”, clarifying the identification of performance obligations and the licensing implementation guidance. The standards shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. FirstEnergy is currently evaluating the impact on its financial statements of adopting these standards.

In February 2015, the FASB issued, ASU 2015-02 "Consolidations: Amendments to the Consolidation Analysis", which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. A reporting entity must apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or apply the amendments retrospectively. FirstEnergy's adoption of ASU 2015-02, on January 1, 2016, did not result in a change in the consolidation of VIEs by FirstEnergy or its subsidiaries. See Note 6, Variable Interest Entities, for additional information.

In April 2015, the FASB issued, ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In addition, in August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which allows debt issuance costs related to line of credit arrangements to be presented as an asset and amortized ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. FirstEnergy adopted ASU 2015-15 and ASU 2015-03 beginning January 1, 2016. As of December 31, 2015, FirstEnergy and FES reclassified $93 million and $17 million of debt issuance costs included in Deferred Charges and Other Assets to Long-term Debt and Other Long-term Obligations. FirstEnergy will elect to continue presenting debt issuance costs relating to its revolving credit facilities as an asset.

In January of 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities", which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The ASU will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. FirstEnergy is currently evaluating the impact on its financial statements of adopting this standard.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. In addition, new qualitative and quantitative disclosures of the amounts, timing, and uncertainty of cash flows arising from leases will be required. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Lessors and lessees will be required to apply a modified retrospective transition approach, which requires adjusting the accounting for any leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. FirstEnergy is currently evaluating the impact on its financial statements of adopting this standard.

In March of 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of the accounting for employee share-based payment. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will not require liability accounting when an employer repurchases more of an employee’s shares for tax withholding purposes. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. FirstEnergy is currently evaluating the impact on its financial statements of adopting this standard.

Additionally, in March of 2016, the FASB issued the following ASUs:

•	ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”,

•	ASU 2016-06, “Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force)", and

•	ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting”.

FirstEnergy does not expect these ASUs to have a material effect on its financial statements.
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

The following table reconciles basic and diluted earnings per share of common stock:

(In millions, except per share amounts)	For the Three Months Ended March 31
Reconciliation of Basic and Diluted Earnings per Share of Common Stock	2016	2015

Net income	$328	$222

Weighted average number of basic shares outstanding	424	421
Assumed exercise of dilutive stock options and awards(1)	2	2
Weighted average number of diluted shares outstanding	426	423

Basic earnings per share of common stock	$0.78	$0.53
Diluted earnings per share of common stock	$0.77	$0.53

(1)	For both the three months ended March 31, 2016 and March 31, 2015, one million shares were excluded from the calculation of diluted shares outstanding, as their inclusion would be antidilutive.
3. PENSION AND OTHER POSTEMPLOYMENT BENEFITS

In 2016, FirstEnergy has minimum required funding obligations of $381 million to its qualified pension plan, of which $160 million has been contributed to date. FirstEnergy expects to make future contributions to the qualified pension plan in 2016 with cash, equity or a combination thereof, depending on, among other things, market conditions.

The components of the consolidated net periodic cost (credits) for pension and OPEB (including amounts capitalized) were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended March 31	2016	2015	2016	2015
	(In millions)
Service costs	$48	$48	$1	$1
Interest costs	100	96	7	7
Expected return on plan assets	(97)	(111)	(8)	(8)
Amortization of prior service costs (credits)	2	2	(20)	(33)
Net periodic costs (credits)	$53	$35	$(20)	$(33)

FES' share of the net periodic pension and OPEB costs (credits) were as follows:

	Pension		OPEB
	2016	2015	2016	2015
	(In millions)
For the Three Months Ended March 31	$6	$4	$(4)	$(5)

Pension and OPEB obligations are allocated to FE's subsidiaries, including FES, employing the plan participants. The net periodic pension and OPEB costs (credits) (net of amounts capitalized) recognized in earnings by FE and FES were as follows:

Net Periodic Benefit Expense (Credit)	Pension		OPEB
For the Three Months Ended March 31	2016	2015	2016	2015
	(In millions)
FirstEnergy	$37	$25	$(15)	$(23)
FES	6	4	(4)	(4)

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, in the three months ended March 31, 2016 and 2015, for FirstEnergy are included in the following tables:

FirstEnergy
	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance as of January 1, 2016	$(33)	$18	$186	$171

Other comprehensive income before reclassifications	—	41	—	41
Amounts reclassified from AOCI	2	(13)	(18)	(29)
Other comprehensive income (loss)	2	28	(18)	12
Income tax (benefits) on other comprehensive income (loss)	1	10	(7)	4
Other comprehensive income (loss), net of tax	1	18	(11)	8

AOCI Balance as of March 31, 2016	$(32)	$36	$175	$179

AOCI Balance as of January 1, 2015	$(37)	$25	$258	$246

Other comprehensive income before reclassifications	—	14	—	14
Amounts reclassified from AOCI	1	(10)	(31)	(40)
Other comprehensive income (loss)	1	4	(31)	(26)
Income tax (benefits) on other comprehensive income (loss)	—	1	(11)	(10)
Other comprehensive income (loss), net of tax	1	3	(20)	(16)

AOCI Balance as of March 31, 2015	$(36)	$28	$238	$230

The following amounts were reclassified from AOCI for FirstEnergy in the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31		Affected Line Item in Consolidated Statements of Income
Reclassifications from AOCI (2)	2016	2015
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$—	$(1)	Other operating expenses
Long-term debt	2	2	Interest expense
	2	1	Total before taxes
	(1)	—	Income taxes
	$1	$1	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$(13)	$(10)	Investment income
	5	4	Income taxes
	$(8)	$(6)	Net of tax

Defined benefit pension and OPEB plans
Prior-service costs	$(18)	$(31)	(1)
	7	11	Income taxes
	$(11)	$(20)	Net of tax

(1) These AOCI components are included in the computation of net periodic pension cost. See Note 3, Pension and Other Postemployment Benefits for additional details.
(2) Amounts in parenthesis represent credits to the Consolidated Statements of Income from AOCI.
The changes in AOCI, net of tax, in the three months ended March 31, 2016 and 2015, for FES are included in the following tables:

FES
	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance as of January 1, 2016	$(9)	$16	$39	$46

Other comprehensive income before reclassifications	—	36	—	36
Amounts reclassified from AOCI	—	(13)	(4)	(17)
Other comprehensive income (loss)	—	23	(4)	19
Income tax (benefits) on other comprehensive income (loss)	—	9	(2)	7
Other comprehensive income (loss), net of tax	—	14	(2)	12

AOCI Balance as of March 31, 2016	$(9)	$30	$37	$58

AOCI Balance as of January 1, 2015	$(7)	$21	$43	$57

Other comprehensive income before reclassifications	—	13	—	13
Amounts reclassified from AOCI	(1)	(10)	(4)	(15)
Other comprehensive income (loss)	(1)	3	(4)	(2)
Income tax (benefits) on other comprehensive income (loss)	—	—	(1)	(1)
Other comprehensive income (loss), net of tax	(1)	3	(3)	(1)

AOCI Balance as of March 31, 2015	$(8)	$24	$40	$56

The following amounts were reclassified from AOCI for FES in the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31		Affected Line Item in Consolidated Statements of Income (Loss)
Reclassifications from AOCI (2)	2016	2015
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$—	$(1)	Other operating expenses
	—	—	Income taxes (benefits)
	$—	$(1)	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$(13)	$(10)	Investment income
	5	4	Income taxes (benefits)
	$(8)	$(6)	Net of tax

Defined benefit pension and OPEB plans
Prior-service costs	$(4)	$(4)	(1)
	2	1	Income taxes (benefits)
	$(2)	$(3)	Net of tax

(1) These AOCI components are included in the computation of net periodic pension cost. See Note 3, Pension and Other Postemployment Benefits for additional details.
(2) Amounts in parenthesis represent credits to the Consolidated Statements of Income (Loss) from AOCI.

5. INCOME TAXES

FirstEnergy’s and FES’ interim effective tax rates reflect the estimated annual effective tax rates for 2016 and 2015. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.
FirstEnergy’s effective tax rate from continuing operations for the three months ended March 31, 2016 and 2015 was 39.4% and 39.3%, respectively. FES’ effective tax rate from continuing operations for the three months ended March 31, 2016 and 2015 was 38.5% and 40.0%, respectively.
During the three months ended March 31, 2016, FirstEnergy recorded unrecognized tax benefits of $69 million primarily related to protective refund claims filed with the state of Pennsylvania as a result of a recent ruling by the Commonwealth Court citing the state’s NOL carryover limitation violated the uniformity clause and was unconstitutional. The state of Pennsylvania has appealed this ruling to the Pennsylvania Supreme Court.
As of March 31, 2016, it is reasonably possible that approximately $54 million of unrecognized tax benefits may be resolved within the next twelve months as a result of the statute of limitations expiring and an expected decision at the appeals level with respect to certain claims, of which approximately $16 million would affect FirstEnergy's effective tax rate.
In February 2016, the IRS completed its examination of FirstEnergy’s 2014 federal income tax return and issued a full acceptance letter with no adjustments.

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

Consolidated VIEs
VIEs in which FirstEnergy is the primary beneficiary consist of the following (included in FirstEnergy’s consolidated financial statements):

•
PNBV Trust - PNBV, a business trust established by OE in 1996, issued certain beneficial interests and notes to fund the acquisition of a portion of the bonds issued by certain owner trusts in connection with the sale and leaseback in 1987 of a portion of OE's interest in the Perry Plant and Beaver Valley Unit 2. OE used debt and available funds to purchase the notes issued by PNBV. The beneficial ownership of PNBV includes a 3% interest by unaffiliated third parties.

•
Ohio Securitization - In September 2012, the Ohio Companies created separate, wholly-owned limited liability companies (SPEs) which issued phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase-in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase-in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. In the aggregate, the Ohio Companies are entitled to annual servicing fees of $445 thousand that are recoverable through the usage-based charges. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of March 31, 2016 and December 31, 2015, $350 million and $362 million of the phase-in recovery bonds were outstanding, respectively.

•
JCP&L Securitization - In June 2002, JCP&L Transition Funding sold transition bonds to securitize the recovery of JCP&L’s bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station. In August 2006, JCP&L Transition Funding II sold transition bonds to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS. JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy’s and JCP&L’s Consolidated Balance Sheets. The transition bonds are the sole obligations of JCP&L Transition Funding and JCP&L Transition Funding II and are collateralized by each company’s equity and assets, which consist primarily of bondable transition property. As of March 31, 2016 and December 31, 2015, $118 million and $128 million of the transition bonds were outstanding, respectively.

•
MP and PE Environmental Funding Companies - The entities issued bonds, the proceeds of which were used to construct environmental control facilities. The special purpose limited liability companies own the irrevocable right to collect non-bypassable environmental control charges from all customers who receive electric delivery service in MP's and PE's West

Virginia service territories. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the special purpose limited liability companies, have no recourse to any assets or revenues of the special purpose limited liability companies. As of March 31, 2016 and December 31, 2015, $419 million and $429 million of the environmental control bonds were outstanding, respectively.
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

As discussed in Note 10, Commitments, Guarantees and Contingencies, FE is the guarantor under Global Holding's $300 million term loan facility. Failure by Global Holding to meet the terms and conditions under its term loan facility could require FE to be obligated under the provisions of its guarantee, resulting in consolidation of Global Holding by FE.

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

FirstEnergy maintains 14 long-term power purchase agreements with NUG entities that were entered into pursuant to PURPA. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, any of these entities. FirstEnergy has determined that for all but one of these NUG entities, it does not have a variable interest in the entities or the entities do not meet the criteria to be considered a VIE. FirstEnergy may hold a variable interest in the remaining one entity; however, it applied the scope exception that exempts enterprises unable to obtain the necessary information to evaluate entities.
Because FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power. FirstEnergy expects any above-market costs incurred at its Regulated Distribution segment to be recovered from customers. Purchased power costs related to the contracts that may contain a variable interest during the three months ended March 31, 2016 and 2015 were $31 million.

•
Sale and Leaseback Transactions - FES and certain of the Ohio Companies have obligations that are not included on their Consolidated Balance Sheets related to the Perry Unit 1, Beaver Valley Unit 2, and 2007 Bruce Mansfield Unit 1 sale and leaseback arrangements, which are satisfied through operating lease payments. FirstEnergy is not the primary beneficiary of these interests as it does not have control over the significant activities affecting the economics of the arrangements. As of March 31, 2016, FirstEnergy's leasehold interest was 3.75% of Perry Unit 1, 93.83% of Bruce Mansfield Unit 1 and 2.60% of Beaver Valley Unit 2.

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
FES and other FE subsidiaries are exposed to losses under their applicable sale and leaseback agreements upon the occurrence of certain contingent events. The maximum exposure under these provisions represents the net amount of casualty value payments due upon the occurrence of specified casualty events. Net discounted lease payments would not be payable if the casualty loss payments were made. The following table discloses each company’s net exposure to loss based upon the casualty value provisions as of March 31, 2016:

	Maximum Exposure	Discounted Lease Payments, net	Net Exposure
	(In millions)
FirstEnergy	$1,228	$967	$261
FES	1,171	949	222

7. FAIR VALUE MEASUREMENTS

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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of March 31, 2016, from those used as of December 31, 2015. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

Transfers between levels are recognized at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2016. The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

FirstEnergy

Recurring Fair Value Measurements	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$1,264	$—	$1,264	$—	$1,245	$—	$1,245
Derivative assets - commodity contracts	3	290	—	293	4	224	—	228
Derivative assets - FTRs	—	—	3	3	—	—	8	8
Derivative assets - NUG contracts(1)	—	—	1	1	—	—	1	1
Equity securities(2)	628	—	—	628	576	—	—	576
Foreign government debt securities	—	73	—	73	—	75	—	75
U.S. government debt securities	—	188	—	188	—	180	—	180
U.S. state debt securities	—	245	—	245	—	246	—	246
Other(3)	146	232	—	378	105	212	—	317
Total assets	$777	$2,292	$4	$3,073	$685	$2,182	$9	$2,876

Liabilities
Derivative liabilities - commodity contracts	$(7)	$(122)	$—	$(129)	$(9)	$(122)	$—	$(131)
Derivative liabilities - FTRs	—	—	(9)	(9)	—	—	(13)	(13)
Derivative liabilities - NUG contracts(1)	—	—	(136)	(136)	—	—	(137)	(137)
Total liabilities	$(7)	$(122)	$(145)	$(274)	$(9)	$(122)	$(150)	$(281)

Net assets (liabilities)(4)	$770	$2,170	$(141)	$2,799	$676	$2,060	$(141)	$2,595

(1)	NUG contracts are subject to regulatory accounting treatment and do not impact earnings.

(2)	NDT funds hold equity portfolios whose performance is benchmarked against the Alerian MLP Index or the Wells Fargo Hybrid and Preferred Securities REIT index.

(3)	Primarily consists of short-term cash investments.

(4)
Excludes $(6) million and $7 million as of March 31, 2016 and December 31, 2015, respectively, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the periods ended March 31, 2016 and December 31, 2015:

	NUG Contracts(1)			FTRs
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2015 Balance	$2	$(153)	$(151)	$39	$(14)	$25
Unrealized gain (loss)	2	(49)	(47)	(5)	(7)	(12)
Purchases	—	—	—	22	(11)	11
Settlements	(3)	65	62	(48)	19	(29)
December 31, 2015 Balance	$1	$(137)	$(136)	$8	$(13)	$(5)
Unrealized loss	—	(12)	(12)	—	(1)	(1)
Settlements	—	13	13	(5)	5	—
March 31, 2016 Balance	$1	$(136)	$(135)	$3	$(9)	$(6)

(1)	NUG contracts are subject to regulatory accounting treatment and do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs and NUG contracts that are classified as Level 3 in the fair value hierarchy for the period ended March 31, 2016:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$(6)	Model	RTO auction clearing prices	($4.60) to $3.70	$0.60	Dollars/MWH

NUG Contracts	$(135)	Model	Generation	400 to 3,651,000	777,000	MWH
			Regional electricity prices	$37.30 to $45.60	$39.60	Dollars/MWH

FES

Recurring Fair Value Measurements	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$715	$—	$715	$—	$678	$—	$678
Derivative assets - commodity contracts	3	290	—	293	4	224	—	228
Derivative assets - FTRs	—	—	3	3	—	—	5	5
Equity securities(1)	408	—	—	408	378	—	—	378
Foreign government debt securities	—	58	—	58	—	59	—	59
U.S. government debt securities	—	25	—	25	—	23	—	23
U.S. state debt securities	—	4	—	4	—	4	—	4
Other(2)	—	170	—	170	—	184	—	184
Total assets	$411	$1,262	$3	$1,676	$382	$1,172	$5	$1,559

Liabilities
Derivative liabilities - commodity contracts	$(7)	$(122)	$—	$(129)	$(9)	$(122)	$—	$(131)
Derivative liabilities - FTRs	—	—	(7)	(7)	—	—	(11)	(11)
Total liabilities	$(7)	$(122)	$(7)	$(136)	$(9)	$(122)	$(11)	$(142)

Net assets (liabilities)(3)	$404	$1,140	$(4)	$1,540	$373	$1,050	$(6)	$1,417

(1)	NDT funds hold equity portfolios whose performance is benchmarked against the Alerian MLP Index or the Wells Fargo Hybrid and Preferred Securities REIT index.

(2)	Primarily consists of short-term cash investments.

(3)
Excludes $(8) million and $1 million as of March 31, 2016 and December 31, 2015, respectively, of receivables, payables, taxes and accrued income associated with the financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of FTRs held by FES and classified as Level 3 in the fair value hierarchy for the periods ended March 31, 2016 and December 31, 2015:

	Derivative Asset	Derivative Liability	Net Asset (Liability)
	(In millions)
January 1, 2015 Balance	$27	$(13)	$14
Unrealized gain (loss)	2	(5)	(3)
Purchases	9	(10)	(1)
Settlements	(33)	17	(16)
December 31, 2015 Balance	$5	$(11)	$(6)
Unrealized loss	—	(1)	(1)
Settlements	(2)	5	3
March 31, 2016 Balance	$3	$(7)	$(4)

Level 3 Quantitative Information

The following table provides quantitative information for FTRs held by FES that are classified as Level 3 in the fair value hierarchy for the period ended March 31, 2016:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$(4)	Model	RTO auction clearing prices	($4.60) to $3.70	$0.50	Dollars/MWH

INVESTMENTS

All temporary cash investments purchased with an initial maturity of three months or less are reported as cash equivalents on the Consolidated Balance Sheets at cost, which approximates their fair market value. Investments other than cash and cash equivalents include held-to-maturity securities and AFS securities.

At the end of each reporting period, FirstEnergy evaluates its investments for OTTI. Investments classified as AFS securities are evaluated to determine whether a decline in fair value below the cost basis is other than temporary. FirstEnergy considers its intent and ability to hold an equity security until recovery and then considers, among other factors, the duration and the extent to which the security's fair value has been less than its cost and the near-term financial prospects of the security issuer when evaluating an investment for impairment. For debt securities, FirstEnergy considers its intent to hold the securities, the likelihood that it will be required to sell the securities before recovery of its cost basis and the likelihood of recovery of the securities' entire amortized cost basis. If the decline in fair value is determined to be other than temporary, the cost basis of the securities is written down to fair value.

Unrealized gains and losses on AFS securities are recognized in AOCI. However, unrealized losses held in the NDTs of FES, OE and TE are recognized in earnings since the trust arrangements, as they are currently defined, do not meet the required ability and intent to hold criteria in consideration of OTTI. The NDTs of JCP&L, ME and PN are subject to regulatory accounting with unrealized gains and losses offset against regulatory assets.

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

The following table summarizes the amortized cost basis, unrealized gains (there were no unrealized losses) and fair values of investments held in NDT, nuclear fuel disposal and NUG trusts as of March 31, 2016 and December 31, 2015:

	March 31, 2016(1)			December 31, 2015(2)
	Cost Basis	Unrealized Gains	Fair Value	Cost Basis	Unrealized Gains	Fair Value
	(In millions)
Debt securities
FirstEnergy	$1,776	$44	$1,820	$1,778	$16	$1,794
FES	825	26	851	801	9	810

Equity securities
FirstEnergy	$576	$52	$628	$542	$34	$576
FES	372	36	408	354	24	378

(1)	Excludes short-term cash investments: FE Consolidated - $161 million; FES - $113 million.

(2)	Excludes short-term cash investments: FE Consolidated - $157 million; FES - $139 million.

Proceeds from the sale of investments in AFS securities, realized gains and losses on those sales, OTTI and interest and dividend income for the three months ended March 31, 2016 and 2015 were as follows:

Three Months Ended
March 31, 2016	Sale Proceeds	Realized Gains	Realized Losses	OTTI	Interest and Dividend Income
	(In millions)
FirstEnergy	$465	$61	$(50)	$(9)	$23
FES	138	42	(29)	(8)	13

March 31, 2015	Sale Proceeds	Realized Gains	Realized Losses	OTTI	Interest and Dividend Income
	(In millions)
FirstEnergy	$371	$60	$(50)	$(7)	$25
FES	189	38	(28)	(6)	14

Held-To-Maturity Securities

The following table provides the amortized cost basis, unrealized gains (there were no unrealized losses) and approximate fair values of investments in held-to-maturity securities as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Cost Basis	Unrealized Gains	Fair Value	Cost Basis	Unrealized Gains	Fair Value
	(In millions)
Debt Securities
FirstEnergy	$6	$1	$7	$6	$2	$8

The held-to-maturity debt securities contractually mature by June 30, 2017. Investments in employee benefit trusts and equity method investments totaling $271 million as of March 31, 2016 and $255 million as of December 31, 2015, are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt and other long-term obligations, excluding capital lease obligations and net unamortized debt issuance costs, premiums and discounts:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
FirstEnergy	$20,217	$21,821	$20,244	$21,519
FES	3,036	3,112	3,027	3,121

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of March 31, 2016 and December 31, 2015.

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

Total pre-tax net unamortized losses included in AOCI associated with instruments previously designated as cash flow hedges totaled $11 million as of March 31, 2016 and December 31, 2015. Since the forecasted transactions remain probable of occurring, these amounts will be amortized into earnings over the life of the hedging instruments. Less than $1 million of net unamortized losses is expected to be amortized to income during the next twelve months.

FirstEnergy has used forward starting interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with anticipated issuances of fixed-rate, long-term debt securities of its subsidiaries. These derivatives were designated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. Total pre-tax unamortized losses included in AOCI associated with prior interest rate cash flow hedges totaled $39 million and $42 million as of March 31, 2016 and December 31, 2015, respectively. Based on current estimates, approximately $9 million of these unamortized losses is expected to be amortized to interest expense during the next twelve months.

Refer to Note 4, Accumulated Other Comprehensive Income, for reclassifications from AOCI during the three months ended March 31, 2016 and 2015.

As of March 31, 2016 and December 31, 2015, no commodity or interest rate derivatives were designated as cash flow hedges.

Fair Value Hedges

FirstEnergy has used fixed-for-floating interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. As of March 31, 2016 and December 31, 2015, no fixed-for-floating interest rate swap agreements were outstanding.

Unamortized gains included in long-term debt associated with prior fixed-for-floating interest rate swap agreements totaled $17 million and $20 million as of March 31, 2016 and December 31, 2015, respectively. During the next twelve months, approximately $10 million of unamortized gains is expected to be amortized to interest expense. Amortization of unamortized gains included in long-term debt totaled approximately $3 million during the three months ended March 31, 2016 and 2015.

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

As of March 31, 2016, FirstEnergy’s net asset position under commodity derivative contracts was $164 million, which related to FES positions. Under these commodity derivative contracts, FES posted $4 million of collateral and received $25 million of collateral. Certain commodity derivative contracts include credit risk related contingent features that would require FES to post $5 million of additional collateral if the credit rating for its debt were to fall below investment grade.

Based on commodity derivative contracts held as of March 31, 2016, an increase in commodity prices of 10% would decrease net income by approximately $22 million during the next twelve months.

NUGs

As of March 31, 2016, FirstEnergy's net liability position under NUG contracts was $135 million, representing contracts held at JCP&L, ME and PN. NUG contracts represent purchased power agreements with third-party non-utility generators that are transacted to satisfy certain obligations under PURPA. Changes in the fair value of NUG contracts are subject to regulatory accounting treatment and do not impact earnings.

FTRs

As of March 31, 2016, FirstEnergy's and FES' FTR position was a $6 million and $4 million net liability, respectively, and FES posted $6 million of collateral. FirstEnergy holds FTRs that generally represent an economic hedge of future congestion charges that will be incurred in connection with FirstEnergy’s load obligations. FirstEnergy acquires the majority of its FTRs in an annual auction through a self-scheduling process involving the use of ARRs allocated to members of PJM that have load serving obligations.

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

FirstEnergy records the fair value of derivative instruments on a gross basis. The following table summarizes the fair value and classification of derivative instruments on FirstEnergy’s Consolidated Balance Sheets:

Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	March 31, 2016	December 31, 2015		March 31, 2016	December 31, 2015
	(In millions)			(In millions)
Current Assets - Derivatives			Current Liabilities - Derivatives
Commodity Contracts	$205	$150	Commodity Contracts	$(109)	$(94)
FTRs	2	7	FTRs	(8)	(12)
	207	157		(117)	(106)

Deferred Charges and Other Assets - Other			Noncurrent Liabilities - Adverse Power Contract Liability
			NUGs(1)	(136)	(137)
Commodity Contracts	88	78	Noncurrent Liabilities - Other
FTRs	1	1	Commodity Contracts	(20)	(37)
NUGs(1)	1	1	FTRs	(1)	(1)
	90	80		(157)	(175)
Derivative Assets	$297	$237	Derivative Liabilities	$(274)	$(281)

(1)	NUG contracts are subject to regulatory accounting treatment and do not impact earnings.

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

		Amounts Not Offset in Consolidated Balance Sheet
March 31, 2016	Fair Value	Derivative Instruments	Cash Collateral (Received)/Pledged	Net Fair Value
	(In millions)
Derivative Assets
Commodity contracts	$293	$(128)	$(25)	$140
FTRs	3	(3)	—	—
NUG contracts	1	—	—	1
	$297	$(131)	$(25)	$141

Derivative Liabilities
Commodity contracts	$(129)	$128	$—	$(1)
FTRs	(9)	3	6	—
NUG contracts	(136)	—	—	(136)
	$(274)	$131	$6	$(137)

		Amounts Not Offset in Consolidated Balance Sheet
December 31, 2015	Fair Value	Derivative Instruments	Cash Collateral (Received)/Pledged	Net Fair Value
	(In millions)
Derivative Assets
Commodity contracts	$228	$(125)	$—	$103
FTRs	8	(8)	—	—
NUG contracts	1	—	—	1
	$237	$(133)	$—	$104

Derivative Liabilities
Commodity contracts	$(131)	$125	$3	$(3)
FTRs	(13)	8	5	—
NUG contracts	(137)	—	—	(137)
	$(281)	$133	$8	$(140)

The following table summarizes the volumes associated with FirstEnergy’s outstanding derivative transactions as of March 31, 2016:

	Purchases	Sales	Net	Units
	(In millions)
Power Contracts	14	42	(28)	MWH
FTRs	15	—	15	MWH
NUGs	4	—	4	MWH
Natural Gas	81	1	80	mmBTU

The effect of active derivative instruments not in a hedging relationship on the Consolidated Statements of Income during the three months ended March 31, 2016 and 2015, are summarized in the following tables:

	Three Months Ended March 31
	Commodity Contracts	FTRs	Total
	(In millions)
2016
Unrealized Gain Recognized in:
Other Operating Expense (1)	$62	$2	$64

Realized Gain (Loss) Reclassified to:
Revenues (1)	$71	$2	$73
Purchased Power Expense (1)	(45)	—	(45)
Other Operating Expense (1)	—	(12)	(12)
Fuel Expense	(8)	—	(8)

(1) All amounts are associated with FES.

	Three Months Ended March 31
	Commodity Contracts	FTRs	Total
	(In millions)
2015
Unrealized Gain (Loss) Recognized in:
Other Operating Expense (2)	$11	$(13)	$(2)

Realized Gain (Loss) Reclassified to:
Revenues (3)	$(1)	$37	$36
Purchased Power Expense (4)	(3)	—	(3)
Other Operating Expense (5)	—	(13)	(13)
Fuel Expense	(16)	—	(16)

(2) Includes $11 million for commodity contracts and ($12) million for FTRs associated with FES.
(3) Represents losses on structured financial contracts. Includes ($1) million for commodity contracts and $36 million for FTRs associated with FES.
(4) Realized losses on financially settled wholesale sales contracts of $22 million were netted in purchased power. Includes ($3) million for commodity contracts associated with FES.
(5) Includes ($13) million for FTRs associated with FES.

The following table provides a reconciliation of changes in the fair value of FirstEnergy's derivative instruments subject to regulatory accounting during the three months ended March 31, 2016 and 2015. Changes in the value of these instruments are deferred for future recovery from (or credit to) customers:

	Three Months Ended March 31
Derivatives Not in a Hedging Relationship with Regulatory Offset	NUGs	Regulated FTRs	Total
	(In millions)
Outstanding net asset (liability) as of January 1, 2016	$(136)	$1	$(135)
Unrealized loss	(12)	(1)	(13)
Settlements	13	(2)	11
Outstanding net asset (liability) as of March 31, 2016	$(135)	$(2)	$(137)

Outstanding net asset (liability) as of January 1, 2015	$(151)	$11	$(140)
Unrealized gain (loss)	(8)	1	(7)
Settlements	11	(11)	—
Outstanding net asset (liability) as of March 31, 2015	$(148)	$1	$(147)

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

The Maryland legislature adopted a statute in 2008 codifying the EmPOWER Maryland goals to reduce electric consumption and demand and requiring each electric utility to file a plan every three years. PE's current plan, covering the three-year period 2015-2017, was approved by the MDPSC on December 23, 2014. The costs of the 2015-2017 plan are expected to be approximately $66 million for that three-year period, of which $26 million was incurred through March 2016. On July 16, 2015, the MDPSC issued an order setting new incremental energy savings goals for 2017 and beyond, beginning with the level of savings achieved under PE's current plan for 2016, and ramping up 0.2% per year thereafter to reach 2%. PE continues to recover program costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE. On January 28, 2016, PE filed a request to increase plan spending by $2 million in order to reach the new goals for 2017 set in the July 16, 2015 order.

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

Pursuant to the NJBPU's March 26, 2015 final order in JCP&L's 2012 rate case proceeding directing that certain studies be completed, on July 22, 2015, the NJBPU approved the NJBPU staff's recommendation to implement such studies, which include operational and financial components and is expected to take approximately one year to complete.

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

In April 2016, JCP&L intends to file tariffs with the NJBPU proposing a general rate increase associated with its distribution operations that seeks to improve service and benefit customers by supporting equipment maintenance, tree trimming, and inspections of lines, poles and substations, while also compensating for other business and operating expenses. The filing will request approval to increase annual operating revenues by approximately $142.1 million based upon a hybrid test year for the twelve months ending June 30, 2016. JCP&L will request that the new rates take effect in January 2017.

On June 19, 2015, JCP&L, along with PN, ME, FET and MAIT made filings with FERC, the NJBPU, and the PPUC requesting authorization for JCP&L, PN and ME to contribute their transmission assets to MAIT, a new transmission-only subsidiary of FET. The procedural schedule was suspended while the NJBPU considers a motion on a legal issue regarding whether MAIT can be designated as a "public utility" in New Jersey. On February 24, 2016, the NJBPU issued an Order concluding that MAIT does not satisfy the “electricity distribution” element necessary for “public utility” status because MAIT would not own any electric distribution assets in New Jersey. On April 22, 2016, JCP&L and MAIT filed a supplemental petition and testimony seeking to include certain JCP&L distributions assets in the transfer to satisfy the "electricity distribution" element necessary for "public utility" status in accordance with the NJBPU’s February 24, 2016 order. See Transfer of Transmission Assets to MAIT in FERC Matters below for further discussion of this transaction.

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

•
An Economic Stability Program that flows through charges or credits through Rider RRS representing the net result of the price paid to FES through an eight-year FERC-jurisdictional PPA, referred to as the ESP IV PPA, for the output of the ESP IV PPA Facilities against the revenues received from selling such output into the PJM markets over the same period, subject to the PUCO’s termination of Rider RRS associated with any of the ESP IV PPA Facilities that may be sold or transferred;

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

•	An agreement to file a case with the PUCO by April 3, 2017, seeking to transition to decoupled base rates for residential customers;

•	An agreement to file by February 29, 2016, a Grid Modernization Business Plan for PUCO consideration and approval (which filing was made on February 29, 2016);

•	A goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045;

•	A contribution of $3 million per year ($24 million over the eight-year term) to fund energy conservation programs, economic development and job retention in the Ohio Companies service territory;

•	Contributions of $2.4 million per year ($19 million over the eight-year term) to fund a fuel-fund in each of the Ohio Companies service territories to assist low-income customers; and

•	A contribution of $1 million per year ($8 million over the eight-year term) to establish a Customary Advisory Council to ensure preservation and growth of the competitive market in Ohio.

On March 31, 2016, the PUCO issued an Opinion and Order adopting and approving, with modifications, the Ohio Companies’ ESP IV. Changes arising from the approval of ESP IV will go into effect on June 1, 2016. The PUCO’s modifications of ESP IV, among others, included:

•	Limiting average customer bill amounts for the first two years of the plan, subject to certain exceptions, and permitting deferral for the second year;

•	Prohibiting recovery of retirement costs of the ESP IV PPA Facilities through Rider RRS;

•
Assigning the burden of capacity performance penalties incurred by the ESP IV PPA Facilities to the Ohio Companies, rather than customers, and to provide that all capacity performance bonuses earned by the ESP IV PPA Facilities be retained by the Ohio Companies, rather than customers; and

•
Providing for the modification of the severability provision previously included in ESP IV, to also address potential future PJM Tariff or rule changes prohibiting the Ohio Companies from offering output of the ESP IV PPA Facilities into PJM auctions.

Applications for Rehearing may be filed within thirty days of the issuance of the March 31, 2016 Opinion and Order.

On January 27, 2016, certain parties filed a complaint with FERC against FES and the Ohio Companies that requests FERC review the ESP IV PPA under Section 205 of the FPA. FES and the Ohio Companies responded to the complaint on February 23, 2016 and March 9, 2016. In a separate proceeding on March 21, 2016, a number of generation owners filed with FERC a complaint against PJM requesting that FERC expand the MOPR in the PJM Tariff to prevent the alleged artificial suppression of prices in the PJM capacity markets by state-subsidized generation, in particular alleged price suppression that could result from the ESP IV PPA and other similar agreements. The complaint asks that FERC issue an order by May 1, 2016, so the revised rule can be in effect for the May 2016 PJM capacity auction. The Ohio Companies responded to the complaint on April 11, 2016 and April 20, 2016. In addition to such proceedings, opponents have expressed an intention to challenge in the courts and/or before FERC, the ESP IV PPA or PUCO's approval of the ESP IV. Management intends to vigorously defend against such challenges. FES and the Ohio Companies entered into the ESP IV PPA on April 1, 2016.

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

On September 24, 2014, the Ohio Companies filed an amendment to their energy efficiency portfolio plan as contemplated by SB310, seeking to suspend certain programs for the 2015-2016 period in order to better align the plan with the new benchmarks under SB310. On November 20, 2014, the PUCO approved the Ohio Companies' amended portfolio plan. Several applications for rehearing were filed, and the PUCO granted those applications for further consideration of the matters specified in those applications and the matter remains pending before the PUCO.

On April 15, 2016, the Ohio Companies filed an application for approval of their three-year energy efficiency portfolio plans for the period from January 1, 2017 through December 31, 2019. The plans as proposed comply with benchmarks contemplated by SB310 and provisions of the ESP IV, and include a portfolio of energy efficiency programs targeted to a variety of customer segments, including residential customers, low income customers, small commercial customers, large commercial and industrial customers and governmental entities. The Ohio Companies anticipate the cost of the plans will be approximately $323 million over the life of the portfolio plans and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms.

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

On November 3, 2015, the Pennsylvania Companies filed their proposed DSPs for the June 1, 2017 through May 31, 2019 delivery period, which would provide for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service. Under the proposed programs, the supply would be provided by wholesale suppliers though a mix of 12 and 24-month energy contracts, as well as one RFP for 2-year SREC contracts for ME, PN and Penn. In addition, the proposal includes modifications to the Pennsylvania Companies’ existing POR programs in order to reduce the level of uncollectible expense the Pennsylvania Companies experience associated with alternative EGS charges. A hearing was held on February 25, 2016. A Joint Petition for Settlement resolving all issues was filed on April 1, 2016, which is subject to PPUC approval.

Pursuant to Pennsylvania's EE&C legislation (Act 129 of 2008) and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. The Pennsylvania Companies' Phase II EE&C Plans are effective through May 31, 2016. Total Phase II costs of these plans are expected to be approximately $175 million and recoverable through the Pennsylvania Companies' reconcilable EE&C riders. On June 19, 2015, the PPUC issued a Phase III Final Implementation Order setting: demand reduction targets, relative to each Pennsylvania Companies' 2007-2008 peak demand (in MW), at 1.8% for ME, 1.7% for Penn, 1.8% for WP, and 0% for PN; and energy consumption reduction targets, as a percentage of each Pennsylvania Companies’ historic 2010 forecasts (in MWH), at 4.0% for ME, 3.9% for PN, 3.3% for Penn, and 2.6% for WP. The Pennsylvania Companies filed their Phase III EE&C plans for the June 2016 through May 2021 period on November 23, 2015, which are designed to achieve the targets established in the PPUC's Phase III Final Implementation Order. EDCs are permitted to recover costs for implementing their EE&C plans. On February 10, 2016, the Pennsylvania Companies and the parties intervening in the PPUC's Phase III proceeding filed a joint settlement resolving all issues, which was subject to PPUC approval. On March 10, 2016, the PPUC entered an Opinion and Order approving the settlement and directing that the Pennsylvania Companies modify certain cost recovery methodologies to describe the allocation of EE&C Phase III common costs among customer classes and to describe the recovery of remaining costs of their Phase II EE&C Plans. None of the parties to the joint settlement elected to withdraw from the joint settlement due to the modifications.

Pursuant to Act 11 of 2012, Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. Pennsylvania EDCs must file LTIIPs outlining infrastructure improvement plans for PPUC review and approval prior to approval of a DSIC. On October 19, 2015, each of the Pennsylvania Companies filed LTIIPs with the PPUC for infrastructure improvement over the five-year period of 2016 to 2020 for the following costs: WP $88.34 million; PN $56.74 million; Penn $56.35 million; and ME $43.44 million. These amounts include all qualifying distribution capital additions identified in the revised implementation plan for the recent focused management and operations audit of the Pennsylvania Companies as discussed below. On February 11, 2016, the PPUC approved the Pennsylvania Companies' LTIIPs. On February 16, 2016, the Pennsylvania Companies filed DSIC riders for PPUC approval for quarterly cost recovery associated with the capital projects approved in the LTIIPs. The DSIC riders are expected to be effective July 1, 2016. Various parties have filed interventions, answers, or complaints with the PPUC in response to the Pennsylvania Companies’ request for approval of the DSIC filings raising cost allocation and other issues, and the Pennsylvania Companies have responded.

In April 2016, each of the Pennsylvania Companies intends to file tariffs with the PPUC proposing general rate increases associated with their distribution operations that will benefit customers by modernizing the grid with smart technologies, increasing vegetation management activities, and continuing other customer service enhancements. The filings will request approval to increase annual operating revenues by approximately $140.2 million at ME, $158.8 million at PN, $42.0 million at Penn, and $98.2 million at WP, based upon fully projected future test years for the twelve months ending December 31, 2017 at each of the Pennsylvania Companies. The new rates are expected to take effect in January 2017.

On June 19, 2015, ME and PN, along with JCP&L, FET and MAIT made filings with FERC, the NJBPU, and the PPUC requesting authorization for JCP&L, PN and ME to contribute their transmission assets to MAIT, a new transmission-only subsidiary of FET. On March 4, 2016, a Joint Petition for Full Settlement was submitted to the PPUC for consideration and approval. On April 18, 2016, the ALJs issued an Initial Decision approving the Joint Petition for Full Settlement without modifications. A final decision from the PPUC is expected by mid-2016. See Transfer of Transmission Assets to MAIT in FERC Matters below for further discussion of this transaction.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP's and PE's ENEC rate is updated annually.

MP and PE filed with the WVPSC on March 31, 2016 their Phase II energy efficiency program proposal for approval. MP and PE are proposing three energy efficiency programs to meet their Phase II requirement of energy efficiency reductions of 0.5% of 2013 distribution sales for the January 1, 2017 through May 31, 2018 period, as agreed to by MP and PE, and approved by the WVPSC in the 2012 proceeding approving the transfer of ownership of Harrison Power Station to MP. The costs for the program are expected to be $9.9 million which would be recovered through the existing energy efficiency rider which is reviewed in the fuel (ENEC) case each year. MP and PE are requesting WVPSC approval by October 1, 2016 so MP and PE can implement the programs beginning January 1, 2017.

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

FERC MATTERS

Ohio ESP IV PPA

For information regarding matters before FERC related to the ESP IV PPA between FES and the Ohio Companies, see “Regulatory Matters - Ohio” above.

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

In a series of orders in certain Order No. 1000 dockets, FERC asserted that the PJM transmission owners do not hold an incumbent “right of first refusal” to construct, own and operate transmission projects within their respective footprints that are approved as part of PJM’s RTEP process. FirstEnergy and other PJM transmission owners have appealed these rulings, and the question of whether FirstEnergy and the PJM transmission owners have a "right of first refusal" is scheduled for oral argument on May 4, 2016, before the U.S. Court of Appeals for the D.C. Circuit in an appeal of FERC's order approving PJM's Order No.1000 compliance filing.

The outcome of these proceedings and their impact, if any, on FirstEnergy cannot be predicted at this time.

RTO Realignment

On June 1, 2011, ATSI and the ATSI zone transferred from MISO to PJM. While many of the matters involved with the move have been resolved, FERC denied recovery under ATSI's transmission rate for certain charges that collectively can be described as "exit fees" and certain other transmission cost allocation charges totaling approximately $78.8 million until such time as ATSI submits a cost/benefit analysis demonstrating net benefits to customers from the transfer to PJM. Subsequently, FERC rejected a proposed settlement agreement to resolve the exit fee and transmission cost allocation issues, stating that its action is without prejudice to ATSI submitting a cost/benefit analysis demonstrating that the benefits of the RTO realignment decisions outweigh the exit fee and transmission cost allocation charges. On March 17, 2016, FERC denied FirstEnergy's request for rehearing of FERC's earlier order rejecting the settlement agreement and affirmed its prior ruling that ATSI must submit the cost/benefit analysis.

Separately, the question of ATSI's responsibility for certain costs for the “Michigan Thumb” transmission project continues to be disputed. Potential responsibility arises under the MISO MVP tariff, which has been litigated in complex proceedings before FERC and certain United States appellate courts. On October 29, 2015, FERC issued an order finding that ATSI and the ATSI zone do not have to pay MISO MVP charges for the Michigan Thumb transmission project. MISO and the MISO TOs filed a request for rehearing, which is pending at FERC. In the event of a final non-appealable order that rules that ATSI must pay these charges, ATSI will seek recovery of these charges through its formula rate. On a related issue, FirstEnergy joined certain other PJM transmission owners in a protest of MISO's proposal to allocate MVP costs to energy transactions that cross MISO's borders into the PJM Region. On January 22, 2015, FERC issued an order establishing a paper hearing on remand from the Seventh Circuit of the issue of whether any limitation on "export pricing" for sales of energy from MISO into PJM is justified in light of applicable FERC precedent. Certain PJM transmission owners, including FirstEnergy, filed an initial brief asserting that FERC’s prior ruling rejecting MISO’s proposed MVP export charge on transactions into PJM was correct and should be re-affirmed on remand. The briefs and replies thereto remain before FERC for consideration.

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

Transfer of Transmission Assets to MAIT

On June 10, 2015, MAIT, a Delaware limited liability company, was formed as a new transmission-only subsidiary of FET for the purposes of owning and operating all FERC-jurisdictional transmission assets of JCP&L, ME and PN following the receipt of all necessary state and federal regulatory approvals. On June 19, 2015, JCP&L, PN, ME, FET, and MAIT made filings with FERC, the NJBPU, and the PPUC requesting authorization for JCP&L, PN and ME to contribute their transmission assets to MAIT. Additionally, the filings requested approval from the NJBPU and PPUC, as applicable, of: (i) a lease to MAIT of real property and rights-of-way associated with the utilities' transmission assets; (ii) a Mutual Assistance Agreement; (iii) MAIT being deemed a public utility under state law; (iv) MAIT's participation in FE's regulated companies' money pool; and (v) certain affiliated interest agreements. If approved, JCP&L, ME, and PN will contribute their transmission assets at net book value and an allocated portion of goodwill in a tax-free exchange to MAIT, which will operate similar to FET's two existing stand-alone transmission subsidiaries, ATSI and TrAIL. MAIT's transmission facilities will remain under the functional control of PJM, and PJM will provide transmission service using these facilities under the PJM Tariff. FERC approved the transaction on February 18, 2016. Upon receipt of all applicable regulatory approvals with respect to the transfer, MAIT expects to file a Section 204 application with FERC, and other necessary filings with the PPUC and the NJBPU, seeking authorization to issue equity to FET, JCP&L, PN and ME for their respective contributions, and to issue debt. MAIT will also make a Section 205 formula rate application with FERC to establish its transmission rate. See New Jersey and Pennsylvania in State Regulation above for further discussion of this transaction.

California Claims Matters

In October 2006, several California governmental and utility parties presented AE Supply with a settlement proposal to resolve alleged overcharges for power sales by AE Supply to the California Energy Resource Scheduling division of the CDWR during 2001. The settlement proposal claims that CDWR is owed approximately $190 million for these alleged overcharges. This proposal was made in the context of mediation efforts by FERC and the Ninth Circuit in several pending proceedings to resolve all outstanding refund and other claims, including claims of alleged price manipulation in the California energy markets during 2000 and 2001. The Ninth Circuit had previously remanded one of those proceedings to FERC, which dismissed the claims of the California parties in May 2011. The California parties appealed FERC's decision back to the Ninth Circuit. AE Supply joined with other intervenors in the case and filed a brief in support of FERC's dismissal of the case. On April 29, 2015, the Ninth Circuit remanded the case to FERC for further proceedings. On November 3, 2015, FERC set for hearing and settlement procedures the remanded issue of whether any individual public utility seller’s violation of FERC’s market-based rate quarterly reporting requirement led to an unjust and unreasonable rate for that particular seller in California during the 2000-2001 period. Settlement discussions under a FERC-appointed settlement judge are ongoing. On March 1, 2016, FERC issued an order on rehearing clarifying the scope of the evidentiary hearing and the standard of review on remand. In particular, FERC clarified that certain bilateral transactions, including those of AE Supply to the California parties, are protected by the Mobile-Sierra standard, which requires a demonstration of harm to the public interest to determine liability and obligation to make refunds. The California parties requested rehearing of FERC’s March 1, 2016 order, and also appealed FERC’s November 3, 2015, and March 1, 2016 orders to the Ninth Circuit, which has stayed its review pending the outcome of the ongoing proceeding discussed above.

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

PATH Transmission Project

On August 24, 2012, the PJM Board of Managers canceled the PATH project, a proposed transmission line from West Virginia through Virginia and into Maryland which PJM had previously suspended in February 2011. As a result of PJM canceling the project, approximately $62 million and approximately $59 million in costs incurred by PATH-Allegheny and PATH-WV, respectively, were reclassified from net property, plant and equipment to a regulatory asset for future recovery. PATH-Allegheny and PATH-WV requested authorization from FERC to recover the costs with a proposed ROE of 10.9% (10.4% base plus 0.5% for RTO membership) from PJM customers over five years. FERC issued an order denying the 0.5% ROE adder for RTO membership and allowing the tariff changes enabling recovery of these costs to become effective on December 1, 2012, subject to settlement proceedings and hearing if the parties could not agree to a settlement. On March 24, 2014, the FERC Chief ALJ terminated settlement proceedings and appointed an ALJ to preside over the hearing phase of the case, including discovery and additional pleadings leading up to hearing, which subsequently included the parties addressing the application of FERC's Opinion No. 531, discussed below, to the PATH proceeding. On September 14, 2015, the ALJ issued his initial decision, disallowing recovery of certain costs. The initial decision and exceptions thereto remain before FERC for review and a final order. FirstEnergy continues to believe the costs are recoverable, subject to final ruling from FERC.

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

MISO Capacity Portability

On June 11, 2012, in response to certain arguments advanced by MISO, FERC requested comments regarding whether existing rules on transfer capability act as barriers to the delivery of capacity between MISO and PJM. FirstEnergy and other parties submitted filings arguing that MISO's concerns largely are without foundation, FERC did not mandate a solution in response to MISO's concerns. At FERC's direction, in May, 2015, PJM, MISO, and their respective independent market monitors provided additional information on their various joint issues surrounding the PJM/MISO seam to assist FERC's understanding of the issues and what, if any, additional steps FERC should take to improve the efficiency of operations at the PJM/MISO seam. Stakeholders, including FESC on behalf of certain of its affiliates and as part of a coalition of certain other PJM utilities, filed responses to the RTO submissions. The various submissions and responses remain before FERC for consideration.

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

As of March 31, 2016, FirstEnergy's outstanding guarantees and other assurances aggregated approximately $3.7 billion, consisting of parental guarantees ($591 million), subsidiaries' guarantees ($2.1 billion), other guarantees ($300 million) and other assurances ($669 million).

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on FES' power portfolio exposures as of March 31, 2016, FES has posted collateral of $180 million. The Regulated Distribution segment has posted collateral of $1 million.

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

Subsequent to the occurrence of a senior unsecured credit rating downgrade to below S&P's BBB- and Moody's Baa3, or a “material adverse event,” the immediate posting of collateral or accelerated payments may be required of FE or its subsidiaries. The following table discloses the additional credit contingent contractual obligations that may be required under certain events as of March 31, 2016:

Collateral Provisions	FES/ AE Supply (Tied to FE Corp. Rating)	FES/ AE Supply (Tied to FES Rating)	Utilities	Total
	(In millions)
Split Rating (One rating agency's rating below investment grade)	$25	$173	$40	$238
Non-Investment Grade Ratings (All Rating Agencies at or below BB+/Ba1)	$25	$200	$40	$265
Total Exposure from Contractual Obligations	$25	$341	$40	$406

Excluded from the preceding table are the potential collateral obligations due to affiliate transactions between the Regulated Distribution segment and CES segment. As of March 31, 2016, neither FES nor AE Supply had any collateral posted with their affiliates. In the event of a senior unsecured credit rating downgrade to below S&P's BB- or Moody's Ba3, FES would be required to post $3 million with affiliated parties.

OTHER COMMITMENTS AND CONTINGENCIES

FE is a guarantor under a syndicated senior secured term loan facility due March 3, 2020, under which Global Holding borrowed $300 million. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

In connection with the facility, 69.99% of Global Holding's direct and indirect membership interests in Signal Peak, Global Rail and their affiliates along with FEV's and WMB Marketing Ventures, LLC's respective 33-1/3% membership interests in Global Holding, are pledged to the lenders under the current facility as collateral.

During the first quarter of 2015, a subsidiary of Global Holding eliminated its right to put 2 million tons annually through 2024 from the Signal Peak mine to FG in exchange for FE extending its guarantee under Global Holding's $300 million senior secured term loan facility through 2020, resulting in a pre-tax charge of $24 million. See Note 6, Variable Interest Entities, for additional information regarding FEV's investment in Global Holding.

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

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. The U.S. Court of Appeals for the D.C. Circuit ordered the EPA on July 28, 2015, to reconsider the CSAPR caps on NOx and SO2 emissions from power plants in 13 states, including Ohio, Pennsylvania and West Virginia. This follows the 2014 U.S. Supreme Court ruling generally upholding EPA’s regulatory approach under CSAPR, but questioning whether EPA required upwind states to reduce emissions by more than their contribution to air pollution in downwind states. EPA proposed a CSAPR update rule on November 16, 2015, that would reduce summertime NOx emissions from power plants in 23 states in the eastern U.S., including Ohio, Pennsylvania and West Virginia, beginning in 2017. Depending on how the EPA and the states implement CSAPR, the future cost of compliance may be material and changes to FirstEnergy's and FES' operations may result.

EPA tightened the primary and secondary NAAQS for ozone from the 2008 standard levels of 75 PPB to 70 PPB on October 1, 2015. EPA stated the vast majority of U.S. counties will meet the new 70 PPB standard by 2025 due to other federal and state rules and programs but EPA will designate those counties that fail to attain the new 2015 ozone NAAQS by October 1, 2017. States will then have roughly three years to develop implementation plans to attain the new 2015 ozone NAAQS. Depending on how the EPA and the states implement the new 2015 ozone NAAQS, the future cost of compliance may be material and changes to FirstEnergy’s and FES’ operations may result.

MATS imposes emission limits for mercury, PM, and HCl for all existing and new fossil fuel fired electric generating units effective in April 2015 with averaging of emissions from multiple units located at a single plant. FirstEnergy's total capital cost for compliance (over the 2012 to 2018 time period) is currently expected to be approximately $345 million (CES segment of $168 million and Regulated Distribution segment of $177 million), of which $226 million has been spent through March 31, 2016 ($96 million at CES and $130 million at Regulated Distribution).

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

As to a specific coal supply agreement, FirstEnergy and AE Supply have asserted termination rights effective in 2015. In response to notification of the termination, the coal supplier commenced litigation alleging FirstEnergy and AE Supply do not have sufficient justification to terminate the agreement. FirstEnergy and AE Supply have filed an answer denying any liability related to the termination. This matter is currently in the discovery phase of litigation and no trial date has been established. There are approximately 5.5 million tons remaining under the contract for delivery. At this time, FirstEnergy cannot estimate the loss or range of loss regarding the on-going litigation with respect to this agreement.

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

Climate Change

FirstEnergy has established a goal to reduce CO2 emissions by 90% below 2005 levels by 2045. There are a number of initiatives to reduce GHG emissions at the state, federal and international level. Certain northeastern states are participating in the RGGI and western states led by California, have implemented programs, primarily cap and trade mechanisms, to control emissions of certain GHGs. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation.

The EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act” in December 2009, concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. The EPA released its final regulations in August 2015, to reduce CO2 emissions from existing fossil fuel fired electric generating units that would require each state to develop SIPs by September 6, 2016, to meet the EPA’s state specific CO2 emission rate goals. The EPA’s CPP allows states to request a two-year extension to finalize SIPs by September 6, 2018. If states fail to develop SIPs, the EPA also proposed a federal implementation plan that can be implemented by the EPA that included model emissions trading rules which states can also adopt in their SIPs. The EPA also finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired electric generating units. On June 23, 2014, the United States Supreme Court decided that CO2 or other GHG emissions alone cannot trigger permitting requirements under the CAA, but that air emission sources that need PSD permits due to other regulated air pollutants can be required by the EPA to install GHG control technologies. Numerous states and private parties filed appeals and motions to stay the CPP with the U.S. Court of Appeals for the D.C. Circuit in October 2015. On January 21, 2015, a panel of the D.C. Circuit denied the motions for stay and set an expedited schedule for briefing and argument. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. Depending on the outcome of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

At the international level, the United Nations Framework Convention on Climate Change resulted in the Kyoto Protocol requiring participating countries, which does not include the U.S., to reduce GHGs commencing in 2008 and has been extended through 2020. The Obama Administration submitted in March 2015, a formal pledge for the U.S. to reduce its economy-wide greenhouse gas emissions by 26 to 28 percent below 2005 levels by 2025 and joined in adopting the agreement reached on December 12, 2015 at the United Nations Framework Convention on Climate Change meetings in Paris. The Paris Agreement must be ratified by at least 55 countries representing at least 55% of global GHG emissions before its non-binding obligations to limit global warming to well below two degrees Celsius become effective. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations. The CO2 emissions per KWH of electricity generated by FirstEnergy is lower than many of its regional competitors due to its diversified generation sources, which include low or non-CO2 emitting gas-fired and nuclear generators.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations will phase-in as permits are renewed on a five-year cycle from 2018 to 2023. The final rule also allows plants to commit to more stringent effluent limits for wet scrubber systems based on evaporative technology and in return have until the end of 2023 to meet the more stringent limits. Depending on the outcome of appeals and how any final rules are ultimately implemented, the future costs of compliance with these standards may be substantial and changes to FirstEnergy's and FES' operations may result.

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

Pursuant to a 2013 consent decree, PA DEP issued a 2014 permit for the Little Blue Run CCR impoundment requiring the Bruce Mansfield plant to cease disposal of CCRs by December 31, 2016 and FG to provide bonding for 45 years of closure and post-closure activities and to complete closure within a 12-year period, but authorizing FG to seek a permit modification based on "unexpected site conditions that have or will slow closure progress." The permit does not require active dewatering of the CCRs, but does require a groundwater assessment for arsenic and abatement if certain conditions in the permit are met. The Bruce Mansfield plant is pursuing several options for disposal of CCRs following December 31, 2016 and expects beneficial reuse and disposal options will be sufficient for the ongoing operation of the plant. On May 22, 2015 and September 21, 2015, the PA DEP reissued a permit for the Hatfield's Ferry CCR disposal facility and then modified that permit to allow disposal of Bruce Mansfield plant CCR. On July 6, 2015 and October 22, 2015, the Sierra Club filed Notices of Appeal with the Pennsylvania Environmental Hearing Board challenging the renewal, reissuance and modification of the permit for the Hatfield’s Ferry CCR disposal facility.

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of March 31, 2016 based on estimates of the total costs of cleanup, FE's and its subsidiaries' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $123 million have been accrued through March 31, 2016. Included in the total are accrued liabilities of approximately $87 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FirstEnergy or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of March 31, 2016, FirstEnergy had approximately $2.4 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. The values of FirstEnergy's NDTs fluctuate based on market conditions. If the value of the trusts decline by a material amount, FirstEnergy's obligation to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs. FE and FES have also entered into a total of $24.5 million in parental guarantees in support of the decommissioning of the spent fuel storage facilities located at the nuclear facilities. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of its parental guarantees, as appropriate.

In August 2010, FENOC submitted an application to the NRC for renewal of the Davis-Besse operating license for an additional twenty years. On December 8, 2015, the NRC renewed the operating license for Davis-Besse, which is now authorized to continue operation through April 22, 2037. Prior to that decision, the NRC Commissioners denied an intervenor's request to reopen the record and admit a contention on the NRC’s Continued Storage Rule. On August 6, 2015, this intervenor sought review of the NRC Commissioners' decision before the U.S. Court of Appeals for the DC Circuit. FENOC intervened in that proceeding.

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
The Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, Condensed Consolidating Balance Sheets as of March 31, 2016 and December 31, 2015, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2016 and 2015, for FES (parent and guarantor), FG and NG (non-guarantor) are presented below. These statements are provided as FES fully and unconditionally guarantees outstanding registered securities of FG as well as FG's obligations under the facility lease for the Bruce Mansfield sale and leaseback that underlie outstanding registered pass-through trust certificates. Investments in wholly owned subsidiaries are accounted for by FES using the equity method. Results of operations for FG and NG are, therefore, reflected in FES’ investment accounts and earnings as if operating lease treatment was achieved. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and the entries required to reflect operating lease treatment associated with the 2007 Bruce Mansfield Unit 1 sale and leaseback transaction.

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2016	FES	FG	NG	Eliminations	Consolidated
	(In millions)
STATEMENTS OF INCOME

REVENUES	$1,155	$415	$531	$(902)	$1,199

OPERATING EXPENSES:
Fuel	—	119	46	—	165
Purchased power from affiliates	927	—	57	(902)	82
Purchased power from non-affiliates	377	—	—	—	377
Other operating expenses	4	71	153	12	240
Provision for depreciation	3	31	50	(1)	83
General taxes	8	10	8	—	26
Total operating expenses	1,319	231	314	(891)	973

OPERATING INCOME (LOSS)	(164)	184	217	(11)	226

OTHER INCOME (EXPENSE):
Investment income, including net income from equity investees	251	6	17	(259)	15
Interest expense — affiliates	(9)	(2)	(2)	11	(2)
Interest expense — other	(13)	(26)	(11)	14	(36)
Capitalized interest	—	2	8	—	10
Total other income (expense)	229	(20)	12	(234)	(13)

INCOME BEFORE INCOME TAXES (BENEFITS)	65	164	229	(245)	213

INCOME TAXES (BENEFITS)	(66)	61	86	1	82

NET INCOME	$131	$103	$143	$(246)	$131

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$131	$103	$143	$(246)	$131

OTHER COMPREHENSIVE INCOME (LOSS):
Pensions and OPEB prior service costs	(4)	(3)	—	3	(4)
Change in unrealized gain on available-for-sale securities	23	—	23	(23)	23
Other comprehensive income (loss)	19	(3)	23	(20)	19
Income taxes (benefits) on other comprehensive income (loss)	7	(1)	8	(7)	7
Other comprehensive income (loss), net of tax	12	(2)	15	(13)	12
COMPREHENSIVE INCOME	$143	$101	$158	$(259)	$143

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2015	FES	FG	NG	Eliminations	Consolidated
	(In millions)
STATEMENTS OF INCOME (LOSS)

REVENUES	$1,332	$493	$507	$(955)	$1,377

OPERATING EXPENSES:
Fuel	—	180	50	—	230
Purchased power from affiliates	957	—	68	(955)	70
Purchased power from non-affiliates	543	—	—	—	543
Other operating expenses	180	67	154	12	413
Provision for depreciation	3	30	48	(1)	80
General taxes	15	8	6	—	29
Total operating expenses	1,698	285	326	(944)	1,365

OPERATING INCOME (LOSS)	(366)	208	181	(11)	12

OTHER INCOME (EXPENSE):
Investment income, including net income from equity investees	241	3	14	(245)	13
Interest expense — affiliates	(6)	(2)	(1)	7	(2)
Interest expense — other	(13)	(26)	(13)	15	(37)
Capitalized interest	—	1	8	—	9
Total other income (expense)	222	(24)	8	(223)	(17)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFITS)	(144)	184	189	(234)	(5)

INCOME TAXES (BENEFITS)	(141)	67	70	2	(2)

NET INCOME (LOSS)	$(3)	$117	$119	$(236)	$(3)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$(3)	$117	$119	$(236)	$(3)

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(4)	(4)	3	1	(4)
Amortized gain on derivative hedges	(1)	—	—	—	(1)
Change in unrealized gain on available-for-sale securities	3	—	—	—	3
Other comprehensive income (loss)	(2)	(4)	3	1	(2)
Income taxes (benefits) on other comprehensive income (loss)	(1)	(1)	1	—	(1)
Other comprehensive income (loss), net of tax	(1)	(3)	2	1	(1)
COMPREHENSIVE INCOME (LOSS)	$(4)	$114	$121	$(235)	$(4)

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2016	FES	FG	NG	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2	$—	$—	$2
Receivables-
Customers	229	—	—	—	229
Affiliated companies	442	310	305	(610)	447
Other	32	1	74	—	107
Notes receivable from affiliated companies	394	1,429	889	(2,712)	—
Materials and supplies	39	191	216	—	446
Derivatives	207	—	—	—	207
Collateral	80	—	—	—	80
Prepayments and other	69	11	—	—	80
	1,492	1,944	1,484	(3,322)	1,598
PROPERTY, PLANT AND EQUIPMENT:
In service	92	6,389	8,277	(382)	14,376
Less — Accumulated provision for depreciation	43	2,163	3,863	(195)	5,874
	49	4,226	4,414	(187)	8,502
Construction work in progress	30	271	972	—	1,273
	79	4,497	5,386	(187)	9,775
INVESTMENTS:
Nuclear plant decommissioning trusts	—	—	1,372	—	1,372
Investment in affiliated companies	7,712	—	—	(7,712)	—
Other	—	10	—	—	10
	7,712	10	1,372	(7,712)	1,382

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	276	—	—	(276)	—
Customer intangibles	57	—	—	—	57
Goodwill	23	—	—	—	23
Property taxes	—	9	21	—	30
Derivatives	89	—	—	—	89
Other	24	301	4	56	385
	469	310	25	(220)	584
	$9,752	$6,761	$8,267	$(11,441)	$13,339

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$—	$266	$308	$(25)	$549
Short-term borrowings-
Affiliated companies	2,373	386	2	(2,712)	49
Accounts payable-
Affiliated companies	619	190	172	(619)	362
Other	26	90	—	—	116
Accrued taxes	3	52	101	(85)	71
Derivatives	115	—	—	—	115
Other	75	74	15	77	241
	3,211	1,058	598	(3,364)	1,503
CAPITALIZATION:
Total equity	5,749	3,046	4,634	(7,680)	5,749
Long-term debt and other long-term obligations	690	2,067	840	(1,117)	2,480
	6,439	5,113	5,474	(8,797)	8,229
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	—	—	—	782	782
Accumulated deferred income taxes	6	35	743	(62)	722
Retirement benefits	28	311	—	—	339
Asset retirement obligations	—	188	650	—	838
Derivatives	21	—	—	—	21
Other	47	56	802	—	905
	102	590	2,195	720	3,607
	$9,752	$6,761	$8,267	$(11,441)	$13,339

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2015	FES	FG	NG	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2	$—	$—	$2
Receivables-
Customers	275	—	—	—	275
Affiliated companies	433	403	461	(846)	451
Other	36	4	19	—	59
Notes receivable from affiliated companies	406	1,210	805	(2,410)	11
Materials and supplies	53	204	213	—	470
Derivatives	154	—	—	—	154
Collateral	70	—	—	—	70
Prepayments and other	48	18	—	—	66
	1,475	1,841	1,498	(3,256)	1,558
PROPERTY, PLANT AND EQUIPMENT:
In service	93	6,367	8,233	(382)	14,311
Less — Accumulated provision for depreciation	40	2,144	3,775	(194)	5,765
	53	4,223	4,458	(188)	8,546
Construction work in progress	30	249	878	—	1,157
	83	4,472	5,336	(188)	9,703
INVESTMENTS:
Nuclear plant decommissioning trusts	—	—	1,327	—	1,327
Investment in affiliated companies	7,452	—	—	(7,452)	—
Other	—	10	—	—	10
	7,452	10	1,327	(7,452)	1,337

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	300	16	—	(316)	—
Customer intangibles	61	—	—	—	61
Goodwill	23	—	—	—	23
Property taxes	—	12	28	—	40
Derivatives	79	—	—	—	79
Other	29	312	14	12	367
	492	340	42	(304)	570
	$9,502	$6,663	$8,203	$(11,200)	$13,168

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$—	$229	$308	$(25)	$512
Short-term borrowings-
Affiliated companies	2,021	389	—	(2,410)	—
Other	—	8	—	—	8
Accounts payable-
Affiliated companies	884	146	368	(856)	542
Other	21	118	—	—	139
Accrued taxes	7	93	62	(86)	76
Derivatives	103	1	—	—	104
Other	66	61	9	45	181
	3,102	1,045	747	(3,332)	1,562
CAPITALIZATION:
Total equity	5,605	2,944	4,476	(7,420)	5,605
Long-term debt and other long-term obligations	690	2,116	840	(1,136)	2,510
	6,295	5,060	5,316	(8,556)	8,115
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	—	—	—	791	791
Accumulated deferred income taxes	6	—	697	(103)	600
Retirement benefits	27	305	—	—	332
Asset retirement obligations	—	191	640	—	831
Derivatives	37	1	—	—	38
Other	35	61	803	—	899
	105	558	2,140	688	3,491
	$9,502	$6,663	$8,203	$(11,200)	$13,168

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016	FES	FG	NG	Eliminations	Consolidated
	(In millions)

NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES	$(356)	$277	$307	$—	$228
CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	352	8	1	(312)	49
Redemptions and Repayments-
Short-term borrowings, net	—	(11)	—	11	—
Other	—	(2)	—	—	(2)
Net cash provided from (used for) financing activities	352	(5)	1	(301)	47
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(27)	(53)	(63)	—	(143)
Nuclear fuel	—	—	(149)	—	(149)
Sales of investment securities held in trusts	—	—	138	—	138
Purchases of investment securities held in trusts	—	—	(151)	—	(151)
Cash investments	10	—	—	—	10
Loans to affiliated companies, net	12	(219)	(83)	301	11
Other	9	—	—	—	9
Net cash provided from (used for) investing activities	4	(272)	(308)	301	(275)
Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2	—	—	2
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015	FES	FG	NG	Eliminations	Consolidated
	(In millions)

NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES	$(662)	$222	$545	$—	$105
CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	674	—	—	(524)	150
Redemptions and Repayments-
Long-term debt	(17)	—	—	—	(17)
Short-term borrowings, net	—	(5)	(28)	33	—
Other	—	(2)	—	—	(2)
Net cash provided from (used for) financing activities	657	(7)	(28)	(491)	131

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1)	(36)	(82)	—	(119)
Nuclear fuel	—	—	(60)	—	(60)
Sales of investment securities held in trusts	—	—	189	—	189
Purchases of investment securities held in trusts	—	—	(202)	—	(202)
Loans to affiliated companies, net	6	(179)	(362)	491	(44)
Net cash provided from (used for) investing activities	5	(215)	(517)	491	(236)
Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2	—	—	2
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

12. SEGMENT INFORMATION

FirstEnergy's reportable segments are as follows: Regulated Distribution, Regulated Transmission, and CES.

Financial information for each of FirstEnergy’s reportable segments is presented in the tables below. FES does not have separate reportable operating segments.

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also includes regulated electric generation facilities located primarily in West Virginia, Virginia and New Jersey that MP and JCP&L, respectively, own or contractually control. The segment's results reflect the commodity costs of securing electric generation and the deferral and amortization of certain fuel costs. As of March 31, 2016, this business segment controlled 3,790 MWs of generating capacity.
The Regulated Transmission segment transmits electricity through transmission facilities owned and operated by ATSI, TrAIL, and certain of FirstEnergy's utilities (JCP&L, ME, PN, MP, PE and WP). This segment also includes the regulatory asset associated with the abandoned PATH project. The segment's revenues are primarily derived from forward-looking rates at ATSI and TrAIL, as well as fixed rates at certain of FirstEnergy’s utilities. Both the forward-looking and fixed rates recover costs and provide a return on transmission capital investment. Under the forward-looking rates, each of ATSI's and TrAIL’s revenue requirement is updated annually based on a projected rate base and projected costs, subject to annual true-up. Except for the recovery of the PATH abandoned project regulatory asset, the segment's revenues are primarily from transmission services provided to LSEs pursuant to the PJM Tariff. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.
The CES segment, through FES and AE Supply, primarily supplies electricity to end-use customers through retail and wholesale arrangements, including competitive retail sales to customers primarily in Ohio, Pennsylvania, Illinois, Michigan, New Jersey and Maryland, and the provision of partial POLR and default service for some utilities in Ohio, Pennsylvania and Maryland, including the Utilities. As of March 31, 2016, this business segment controlled 13,162 MWs of generating capacity. The CES segment’s net income is primarily derived from electric generation sales less the related costs of electricity generation, including fuel, purchased power and net transmission (including congestion) and ancillary costs and capacity costs charged by PJM to deliver energy to the segment’s customers.
Corporate support and other businesses that do not constitute an operating segment, interest expense on stand-alone holding company debt and corporate income taxes are categorized as Corporate/Other for reportable business segment purposes. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of March 31, 2016, Corporate/Other had $4.2 billion of stand-alone holding company long-term debt, of which 28% was subject to variable-interest rates, and $2.1 billion was borrowed by FE under its revolving credit facility.

Segment Financial Information

Three Months Ended	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Corporate/ Other	Reconciling Adjustments	Consolidated
	(In millions)

March 31, 2016
External revenues	$2,521	$275	$1,152	$(42)	$(37)	$3,869
Internal revenues	—	—	152	—	(152)	—
Total revenues	2,521	275	1,304	(42)	(189)	3,869
Depreciation	169	43	102	15	—	329
Amortization of regulatory assets, net	59	2	—	—	—	61
Investment income	11	—	15	11	(9)	28
Interest expense	147	43	47	51	—	288
Income taxes (benefits)	98	43	85	(13)	—	213
Net income (loss)	165	74	144	(55)	—	328
Total assets	27,907	7,679	16,578	531	—	52,695
Total goodwill	5,092	526	800	—	—	6,418
Property additions	262	258	169	9	—	698

March 31, 2015
External revenues	$2,562	$238	$1,175	$(42)	$(36)	$3,897
Internal revenues	—	—	260	—	(260)	—
Total revenues	2,562	238	1,435	(42)	(296)	3,897
Depreciation	172	37	96	14	—	319
Amortization of regulatory assets, net	29	3	—	—	—	32
Investment income	13	—	12	2	(10)	17
Interest expense	144	39	48	47	1	279
Income taxes (benefits)	122	42	(4)	(18)	2	144
Net income (loss)	208	72	(8)	(50)	—	222
Total assets	27,974	6,601	16,497	807	—	51,879
Total goodwill	5,092	526	800	—	—	6,418
Property additions	280	254	126	8	—	668

Item 2.        Management’s Discussion and Analysis of Registrant and Subsidiaries

FIRSTENERGY CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRSTENERGY’S BUSINESS

FirstEnergy and its subsidiaries are principally involved in the generation, transmission and distribution of electricity. Its reportable segments are as follows: Regulated Distribution, Regulated Transmission, and CES.

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also includes regulated electric generation facilities located primarily in West Virginia, Virginia and New Jersey that MP and JCP&L, respectively, own or contractually control. The segment's results reflect the commodity costs of securing electric generation and the deferral and amortization of certain fuel costs. As of March 31, 2016, this business segment controlled 3,790 MWs of generating capacity.

The Regulated Transmission segment transmits electricity through transmission facilities owned and operated by ATSI, TrAIL, and certain of FirstEnergy's utilities (JCP&L, ME, PN, MP, PE and WP). This segment also includes the regulatory asset associated with the abandoned PATH project. The segment's revenues are primarily derived from forward-looking rates at ATSI and TrAIL, as well as fixed rates at certain of FirstEnergy’s utilities. Both the forward-looking and fixed rates recover costs and provide a return on transmission capital investment. Under the forward-looking rates, each of ATSI's and TrAIL’s revenue requirement is updated annually based on a projected rate base and projected costs, subject to annual true-up. Except for the recovery of the PATH abandoned project regulatory asset, the segment's revenues are primarily from transmission services provided to LSEs pursuant to the PJM Tariff. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.
The CES segment, through FES and AE Supply, primarily supplies electricity to end-use customers through retail and wholesale arrangements, including competitive retail sales to customers primarily in Ohio, Pennsylvania, Illinois, Michigan, New Jersey and Maryland, and the provision of partial POLR and default service for some utilities in Ohio, Pennsylvania and Maryland, including the Utilities. As of March 31, 2016, this business segment controlled 13,162 MWs of generating capacity. The CES segment’s net income is primarily derived from electric generation sales less the related costs of electricity generation, including fuel, purchased power and net transmission (including congestion) and ancillary costs and capacity costs charged by PJM to deliver energy to the segment’s customers.

Corporate support and other businesses that do not constitute an operating segment, interest expense on stand-alone holding company debt and corporate income taxes are categorized as Corporate/Other for reportable business segment purposes. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of March 31, 2016, Corporate/Other had $4.2 billion of stand-alone holding company long-term debt, of which 28% was subject to variable-interest rates, and $2.1 billion was borrowed by FE under its revolving credit facility.

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

Regulated Transmission

The centerpiece of FirstEnergy’s regulated investment strategy is the Energizing the Future transmission expansion plan. The initial phase of this plan includes $4.2 billion in investments from 2014 through 2017 to modernize FirstEnergy's transmission system. Through 2015, FirstEnergy’s capital expenditures under this plan were $2.4 billion and in 2016 capital expenditures under this plan are projected to be approximately $1 billion.

Additionally, in June 2015, JCP&L, PN, ME, FET, and MAIT made filings with FERC, the NJBPU, and the PPUC requesting authorization for JCP&L, PN and ME to contribute their transmission assets to MAIT. If approved, MAIT will operate similar to FET’s two existing stand-alone transmission subsidiaries, ATSI and TrAIL. FERC approved the transaction in February 2016. In February

2016, the NJBPU issued an Order concluding that MAIT does not satisfy the “electricity distribution” element necessary for “public utility” status and in April 2016, JCP&L and MAIT filed a supplemental petition and testimony seeking to include certain JCP&L distribution assets in the transfer to satisfy the "electricity distribution" element necessary for "public utility" status in accordance with the NJPBU’s February 2016 order. On April 18, 2016, the ALJs issued an Initial Decision approving without modification the Joint Petition for Full Settlement submitted to the PPUC in March 2016. A final decision from the PPUC is expected by mid-2016. Upon receipt of all applicable regulatory approvals with respect to the transfer, MAIT expects to file a Section 204 application with FERC, and other necessary filings with the PPUC and the NJBPU, seeking authorization to issue equity to FET, JCP&L, PN and ME for their respective contributions, and to issue debt. MAIT will also make a Section 205 formula rate application with FERC to establish its transmission rate.

Regulated Distribution

During the first quarter of 2016, FirstEnergy continued to pursue key regulatory initiatives across its utility footprint, focusing on providing significant benefits to customers while ensuring the timely and appropriate recovery of investments. These initiatives included:

•
On February 11, 2016, the PPUC approved the Pennsylvania Companies' LTIIPs for infrastructure improvements over the 2016-2020 period totaling nearly $245 million. The Pennsylvania Companies filed DSIC riders on February 16, 2016, for quarterly cost recovery associated with the projects approved in the LTIIPs, PPUC approval for such DSIC riders remain pending.

•
The Ohio Companies’ ESP IV, Powering Ohio’s Progress, was approved by the PUCO on March 31, 2016, with certain modifications. The key terms of the approved ESP IV, as further described under Outlook below, include:

◦	An eight-year term;

◦	Contemplates continuing a base distribution rate freeze through May 31, 2024;

◦
An Economic Stability Program that flows through charges or credits through Rider RRS representing the net result of the price paid to FES through an eight-year FERC-jurisdictional PPA, referred to as the ESP IV PPA, for the output of the ESP IV PPA Facilities against the revenues received from selling such output into the PJM markets over the same period, subject to the PUCO’s termination of Rider RRS associated with any of the ESP IV PPA Facilities that may be sold or transferred;

◦
A risk-sharing mechanism that would provide guaranteed credits under Rider RRS in years five through eight to customers as follows: $10 million in year five, $20 million in year six, $30 million in year seven and $40 million in year eight;

◦	Limiting average customer bill amounts for the first two years of the plan, subject to certain exceptions, and permitting deferral for the second year;

◦
Continuing Rider DCR with increased revenue caps of approximately $30 million per year from June 1, 2016 through May 31, 2019; $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024 that supports continued investment related to the distribution system for the benefit of customers;

◦	A goal across FirstEnergy to reduce CO2 emissions by 90 percent below 2005 levels by 2045;

◦	An agreement to file by February 29, 2016, a Grid Modernization Business Plan for PUCO consideration and approval (which filing was made on February 29, 2016); and

◦	An agreement to file a case seeking to transition to decoupled base rates for residential base distribution customers.

On January 27, 2016, certain parties filed a complaint with FERC against FES and the Ohio Companies that requests FERC review the ESP IV PPA under Section 205 of the FPA. FES and the Ohio Companies responded to the complaint on February 23, 2016 and March 9, 2016. In a separate proceeding on March 21, 2016, a number of generation owners filed with FERC a complaint against PJM requesting that FERC expand the MOPR in the PJM Tariff to prevent the alleged artificial suppression of prices in the PJM capacity markets by state-subsidized generation, in particular alleged price suppression that could result from the ESP IV PPA and other similar agreements. The complaint asks that FERC issue an order by May 1, 2016, so the revised rule can be in effect for the May 2016 PJM capacity auction. The Ohio Companies responded to the complaint on April 11, 2016 and April 20, 2016. In addition to such proceeding, opponents have expressed an intention to challenge in the courts and/or before FERC, the ESP IV PPA or PUCO's approval of the ESP IV. Management intends to vigorously defend against such challenges. On April 1, 2016, the Ohio Companies and FES entered into the ESP IV PPA.

In April 2016, JCP&L intends to file tariffs with the NJBPU proposing a general rate increase, requesting approval to increase annual operating revenues by approximately $142 million. Additionally, in April 2016, each of the Pennsylvania Companies intends to file tariffs with the PPUC proposing general rate increases, requesting approval to increase annual operating revenues by approximately $140 million at ME, $159 million at PN, $42 million at Penn, and $98 million at WP.

Competitive Energy Services

FirstEnergy continues its strategy for its competitive business to more effectively hedge its generation by reducing exposure to weather-sensitive load in certain sales channels and pursuing high-margin sales, while leaving a portion of its generation available to capture future market opportunities or to mitigate risk. This strategy is designed to position CES to benefit from opportunities if and when electricity markets improve while limiting risk from continued challenging market conditions. At the same time, FirstEnergy continues to advocate for reforms that can ensure competitive wholesale markets adequately value baseload generation, which is essential to maintaining grid reliability. FirstEnergy considers a variety of factors, including wholesale power prices, in its decision to operate, or not operate, a generating plant. If wholesale power prices represent a lower cost option, FirstEnergy may elect to fulfill its load obligation through purchasing electricity in the wholesale market as opposed to operating a generating plant. The effect of this decision on FirstEnergy's and FES' results of operations would be to displace higher per unit fuel expense with lower per unit purchased power.

Following the PUCO’s March 31, 2016, Order and Opinion, approving, with modification, the Ohio Companies’ ESP IV as discussed above, FES entered into the ESP IV PPA with the Ohio Companies on April 1, 2016. The ESP IV PPA has an eight-year term whereby FES will sell all the output of the ESP IV PPA Facilities, which represents 3,241 MWs of generating capacity, to the Ohio Companies beginning June 1, 2016. In exchange for the rights to this output, the Ohio Companies will pay FES a negotiated rate consisting of all the costs, expenses and capital investment necessary to operate the Sammis and Davis-Besse plants, as well as FES' costs related to its OVEC entitlement interest. The ESP IV PPA would provide a stable source of cash flow to FES over the term of the agreement, which would enhance FE and FES’ credit metrics, while providing Ohio customers a hedge against volatility and retail price increases through Rider RRS discussed above.

If, as further described above, the ESP IV PPA is denied or unable to be implemented resulting from current or future challenges before FERC or in the courts, the MWHs covered under the ESP IV PPA of approximately 15 to 25 million MWHs annually would be subject to current retail or wholesale market prices, which continue to be depressed, and could negatively and materially impact the future results of operations and financial condition of FES and FE.

CES continues to evaluate its overall generation business, including plant operations, capital investments, and operation and maintenance expenses, in light of the continued pressure on energy and capacity prices.

On average, CES has the capability to generate approximately 75 to 80 million MWHs of electricity annually, with up to an additional five million MWHs available from purchased power agreements for wind, solar and FES' entitlement in OVEC. As a result of the ESP IV PPA discussed above, in 2017 and beyond, FES expects to hedge 70% - 80% of its generation output by targeting approximately 35 to 45 million MWHs in annual contract sales; selling 15 to 25 million MWHs in sales to the Ohio Companies under the ESP IV PPA; and maintaining up to 20 million MWHs as reserve margin. For the period April 1, 2016 to December 31, 2016, CES’ generation supply, including committed purchases, is 100% hedged against committed sales, including the ESP IV PPA and assuming normal weather conditions. Contractual sales obligations for the periods April 1, 2016 to December 31, 2016 and 2017 are approximately 59 million MWHs and 62 million MWHs, respectively.

On March 26, 2016, Davis-Besse shut down for scheduled refueling and maintenance. While the unit is offline, about a third of the unit's 177 fuel assemblies will be replaced. Preventative maintenance and safety inspections to ensure continued safe and reliable operations also will be performed on major components including various pumps, valves, reactor vessel, steam generators and the cooling tower.

FINANCIAL OVERVIEW

(In millions, except per share amounts)	For the Three Months Ended March 31
	2016	2015	2016 vs 2015

REVENUES:	$3,869	$3,897	$(28)	(1)%

OPERATING EXPENSES:
Fuel	381	513	(132)	(26)%
Purchased power	1,124	1,113	11	1%
Other operating expenses	918	1,057	(139)	(13)%
Provision for depreciation	329	319	10	3%
Amortization of regulatory assets, net	61	32	29	91%
General taxes	280	269	11	4%
Total operating expenses	3,093	3,303	(210)	(6)%

OPERATING INCOME	776	594	182	31%

OTHER INCOME (EXPENSE):
Investment income	28	17	11	65%
Interest expense	(288)	(279)	(9)	3%
Capitalized financing costs	25	34	(9)	(26)%
Total other expense	(235)	(228)	(7)	3%

INCOME BEFORE INCOME TAXES	541	366	175	48%

INCOME TAXES	213	144	69	48%

NET INCOME	$328	$222	$106	48%

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.78	$0.53	$0.25	47%
Diluted	$0.77	$0.53	$0.24	45%

FirstEnergy’s net income in the first quarter of 2016 was $328 million, or basic earnings of $0.78 per share of common stock ($0.77 diluted), compared with $222 million, or basic and diluted earnings of $0.53 per share of common stock in the first quarter of 2015.

As further discussed below, FirstEnergy’s first quarter 2016 net income increased $106 million as compared to the first quarter of 2015, primarily resulting from a year-over-year improvement of $152 million at CES, partially offset by a $43 million decrease at Regulated Distribution.

During the first quarter of 2016, FirstEnergy’s revenues decreased $28 million as compared to the same period in 2015, resulting from a $131 million decrease at CES and a $41 million decrease at Regulated Distribution, partially offset by a $37 million increase at Regulated Transmission.

•
The decrease in revenue at CES resulted from a 7 million MWHs decline in contract sales as the segment continues to align its sales to its generation, partially offset by higher wholesale sales, including increased capacity revenue associated with higher capacity auction prices.

•
The decrease in revenue at Regulated Distribution resulted from lower volumes, primarily associated with lower weather-related usage and the impact of low spot market energy prices on wholesale generation sales, partially offset by the impact of net rate increases implemented in 2015 as a result of approved rate cases at certain operating companies.

•	The increase in revenue at Regulated Transmission primarily reflected a higher rate base and recovery of incremental operating expenses.

Operating expenses decreased $210 million in the first quarter of 2016 as compared to the first quarter of 2015, reflecting a decrease at CES of $367 million, partially offset by increases at Regulated Distribution and Regulated Transmission of $17 million and $23 million, respectively. Changes in certain operating expenses include the following:

•
Fuel expense declined $132 million, primarily at CES, resulting from lower economic dispatch of fossil units associated with low wholesale spot market energy prices, as well as lower unit prices on fuel contracts.

•
Other operating expenses decreased $139 million, primarily reflecting a decrease at CES associated with mark-to-market gains on commodity contract positions and lower transmission expenses, partially offset by an increase at Regulated Distribution resulting from the recognition of economic development and energy efficiency obligations in accordance with the PUCO's March 31 Opinion and Order adopting and approving, with modifications, the Ohio Companies' ESP IV.

•
Amortization of regulatory assets, net increased $29 million, primarily reflecting the recovery of deferred costs, including storm costs and West Virginia vegetation management expenses, partially offset by the deferral of network transmission expenses.

FirstEnergy's other expenses increased $7 million, or 3%, year-over-year, primarily resulting from higher interest expense associated with higher average debt levels and lower capitalized financing costs, partially offset by higher investment income.

FirstEnergy’s effective tax rate was 39.4% in 2016 compared to 39.3% in 2015.

RESULTS OF OPERATIONS

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s segments. A reconciliation of segment financial results is provided in Note 12, Segment Information, of the Combined Notes to Consolidated Financial Statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Summary of Results of Operations — First Three Months of 2016 Compared with First Three Months of 2015

Financial results for FirstEnergy’s business segments in the first three months of 2016 and 2015 were as follows:

First Three Months 2016 Financial Results	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$2,442	$275	$1,101	$(46)	$3,772
Other	79	—	51	(33)	97
Internal	—	—	152	(152)	—
Total Revenues	2,521	275	1,304	(231)	3,869

Operating Expenses:
Fuel	139	—	242	—	381
Purchased power	926	—	350	(152)	1,124
Other operating expenses	648	36	321	(87)	918
Provision for depreciation	169	43	102	15	329
Amortization of regulatory assets, net	59	2	—	—	61
General taxes	185	41	39	15	280
Total Operating Expenses	2,126	122	1,054	(209)	3,093

Operating Income	395	153	250	(22)	776

Other Income (Expense):
Investment income	11	—	15	2	28
Interest expense	(147)	(43)	(47)	(51)	(288)
Capitalized financing costs	4	7	11	3	25
Total Other Expense	(132)	(36)	(21)	(46)	(235)

Income (Loss) Before Income Taxes (Benefits)	263	117	229	(68)	541
Income taxes (benefits)	98	43	85	(13)	213
Net Income	$165	$74	$144	$(55)	$328

First Three Months 2015 Financial Results	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$2,517	$238	$1,125	$(45)	$3,835
Other	45	—	50	(33)	62
Internal	—	—	260	(260)	—
Total Revenues	2,562	238	1,435	(338)	3,897

Operating Expenses:
Fuel	146	—	367	—	513
Purchased power	975	—	398	(260)	1,113
Other operating expenses	597	35	519	(94)	1,057
Provision for depreciation	172	37	96	14	319
Amortization of regulatory assets, net	29	3	—	—	32
General taxes	190	24	41	14	269
Total Operating Expenses	2,109	99	1,421	(326)	3,303

Operating Income	453	139	14	(12)	594

Other Income (Expense):
Investment income	13	—	12	(8)	17
Interest expense	(144)	(39)	(48)	(48)	(279)
Capitalized financing costs	8	14	10	2	34
Total Other Expense	(123)	(25)	(26)	(54)	(228)

Income (Loss) Before Income Taxes (Benefits)	330	114	(12)	(66)	366
Income taxes (benefits)	122	42	(4)	(16)	144
Net Income (Loss)	$208	$72	$(8)	$(50)	$222

Changes Between First Three Months 2016 and First Three Months 2015 Financial Results	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$(75)	$37	$(24)	$(1)	$(63)
Other	34	—	1	—	35
Internal	—	—	(108)	108	—
Total Revenues	(41)	37	(131)	107	(28)

Operating Expenses:
Fuel	(7)	—	(125)	—	(132)
Purchased power	(49)	—	(48)	108	11
Other operating expenses	51	1	(198)	7	(139)
Provision for depreciation	(3)	6	6	1	10
Amortization of regulatory assets, net	30	(1)	—	—	29
General taxes	(5)	17	(2)	1	11
Total Operating Expenses	17	23	(367)	117	(210)

Operating Income	(58)	14	236	(10)	182

Other Income (Expense):
Investment income	(2)	—	3	10	11
Interest expense	(3)	(4)	1	(3)	(9)
Capitalized financing costs	(4)	(7)	1	1	(9)
Total Other Expense	(9)	(11)	5	8	(7)

Income (Loss) Before Income Taxes (Benefits)	(67)	3	241	(2)	175
Income taxes (benefits)	(24)	1	89	3	69
Net Income	$(43)	$2	$152	$(5)	$106

Regulated Distribution — First Three Months of 2016 Compared with First Three Months of 2015

Regulated Distribution's net income decreased $43 million in the first three months of 2016 as compared to the same period of 2015, reflecting lower revenues, primarily resulting from lower weather-related volumes, partially offset by the impact of net rate increases implemented in 2015 as a result of approved rate cases at certain operating companies. Additionally, the Ohio Companies recognized $51 million in regulatory charges resulting from the PUCO's March 31 Opinion and Order adopting and approving, with modifications, the Ohio Companies' ESP IV.

Revenues —

The $41 million decrease in total revenues resulted from the following sources:

	For the Three Months Ended March 31		Increase
Revenues by Type of Service	2016	2015	(Decrease)
	(In millions)
Distribution services	$1,036	$1,027	$9

Generation sales:
Retail	1,135	1,180	(45)
Wholesale	109	145	(36)
Total generation sales	1,244	1,325	(81)

Transmission sales:
Retail	138	127	11
Wholesale	24	38	(14)
Total transmission sales	162	165	(3)
Other	79	45	34
Total Revenues	$2,521	$2,562	$(41)

Distribution services revenues increased $9 million primarily resulting from approved base distribution rate increases in Pennsylvania, effective May 3, 2015, and MP and PE in West Virginia, effective February 25, 2015, partially offset by a distribution rate decrease at JCP&L, including the recovery of 2011 and 2012 storm costs, effective April 1, 2015. Partially offsetting this net rate increase was a decline in MWH deliveries, primarily resulting from lower weather-related usage, as described below. Additionally, distribution service revenues increased related to a surcharge increase in West Virginia associated with the recovery of vegetation management program costs, effective January 1, 2016. Distribution deliveries by customer class are summarized in the following table:

	For the Three Months Ended March 31
Electric Distribution MWH Deliveries	2016	2015	(Decrease)
	(In thousands)
Residential	14,336	16,562	(13.4)%
Commercial	10,560	11,132	(5.1)%
Industrial	12,377	12,740	(2.8)%
Other	147	147	—%
Total Electric Distribution MWH Deliveries	37,420	40,581	(7.8)%

Lower distribution deliveries to residential and commercial customers primarily reflect decreased weather-related usage resulting from heating degree days that were 25% below 2015, and 11% below normal. Deliveries to industrial customers decreased 2.8%, as the increase from shale and petroleum customer usage was more than offset by a decrease from steel and coal mining customer usage.

The following table summarizes the price and volume factors contributing to the $81 million decrease in generation revenues for the first three months of 2016 compared to the same period of 2015:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of decrease in sales volumes	$(137)
Change in prices	92
(45)
Wholesale:
Effect of increase in sales volumes	6
Change in prices	(50)
Capacity Revenue	8
(36)
Decrease in Generation Revenues	$(81)

The decrease in retail generation sales volumes was primarily due to a decrease in weather-related usage, as described above, as well as higher customer shopping in Ohio and Pennsylvania. Total generation provided by alternative suppliers as a percentage of total MWH deliveries increased to 79% from 78% for the Ohio Companies and 65% from 62% for the Pennsylvania Companies. The increase in retail generation prices primarily resulted from higher default service auction prices in the Pennsylvania Companies and an ENEC rate increase in West Virginia, effective January 1, 2016.

Wholesale generation revenues decreased $36 million in the first three months of 2016, as compared to the same period of 2015, primarily due to lower spot market energy prices, partially offset by higher wholesale sales and higher capacity prices. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

The increase in retail transmission revenues of $11 million was primarily due to an increase in the Ohio Companies' NMB transmission rider revenues. The NMB rider recovers network transmission integration service costs from all distribution customers at the Ohio Companies, with no material impact to earnings. The decrease in wholesale transmission revenues of $14 million primarily relates to lower congestion revenue.

Other revenues increased $34 million primarily related to a $25 million gain on the sale of oil and gas rights at WP.

Operating Expenses —

Total operating expenses increased $17 million primarily due to the following:

•	Fuel expense decreased $7 million in the first three months of 2016, as compared to the same period of 2015, primarily related to lower economic dispatch resulting from low spot market energy prices.

•
Purchased power costs decreased $49 million during the first three months of 2016, as compared to the same period of 2015, due to decreased volumes primarily reflecting lower weather-related usage and increased customer shopping, as described above, partially offset by higher capacity expense at MP.

Source of Change in Purchased Power	Increase (Decrease)

(In millions)
Purchases from non-affiliates:
Change due to decreased unit costs	$(14)
Change due to volumes	38
24
Purchases from affiliates:
Change due to increased unit costs	12
Change due to volumes	(120)
(108)
Capacity Expense	14
Amortization of deferred costs	21
Decrease in Purchased Power Costs	$(49)

•	Other operating expenses increased $51 million primarily due to:

•
An increase of $51 million resulting from the recognition of economic development and energy efficiency obligations in accordance with the PUCO's March 31 Opinion and Order adopting and approving, with modifications, the Ohio Companies' ESP IV.

•	Higher retirement benefit costs of $13 million.

•
Lower transmission expenses of $11 million primarily related to lower congestion expenses at MP, partially offset by an increase in network transmission expenses at the Ohio Companies. The difference between current transmission revenues and transmission costs incurred are deferred for future recovery, resulting in no material impact on current period earnings.

•	Net amortization of regulatory assets increased $30 million primarily due to:

•	Recovery of storm costs in New Jersey, Pennsylvania, and West Virginia effective with the implementation of new rates as discussed above ($29 million),

•	Recovery of West Virginia vegetation management program costs ($17 million), and

•	Recovery of Pennsylvania legacy meter costs effective with the implementation of new rates as discussed above($8 million), partially offset by

•	Higher deferral of Ohio network transmission expenses ($18 million).

•	General taxes decreased $5 million primarily due to lower property taxes in Ohio, partially offset by higher revenue-related taxes in Pennsylvania.

Other Expense —

Other expense increased $9 million in the first three months of 2016 primarily due to lower capitalized financing costs as well as higher interest expense related to long-term debt issuances in 2015 at JCPL and WPP, the proceeds of which, in part, paid off short term borrowings.

Income Taxes —

Regulated Distribution’s effective tax rate was 37.3% and 37.0% for the first three months of 2016 and 2015, respectively.

Regulated Transmission — First Three Months of 2016 Compared with First Three Months of 2015

Net income increased $2 million in the first three months of 2016, compared to the same period of 2015, resulting from a higher rate base at ATSI, partially offset by lower capitalized financing costs and a lower ROE at ATSI under its FERC-approved comprehensive settlement related to ATSI's implementation of a "forward-looking" rate.

Revenues —

Total revenues increased $37 million principally due to higher revenue requirements at ATSI and TrAIL, reflecting recovery of incremental operating expenses and a higher rate base.

Revenues by transmission asset owner are shown in the following table:

	For the Three Months Ended March 31		Increase
Revenues by Transmission Asset Owner	2016	2015	(Decrease)
	(In millions)
ATSI	$134	$96	$38
TrAIL	62	61	1
PATH	3	4	(1)
Utilities	76	77	(1)
Total Revenues	$275	$238	$37

Operating Expenses —

Total operating expenses increased $23 million principally due to higher property taxes and depreciation expense at ATSI, which are recovered through ATSI's formula rate.

Other Expense —

Other expense increased $11 million in the first three months of 2016 compared to the same period of 2015 primarily due to lower capitalized financing costs of $7 million resulting from lower construction work in progress balances at ATSI as well as increased interest expense resulting from debt issuances of $150 million at ATSI in Q4 of 2015, the proceeds of which, in part, paid off short-term borrowings.

Income Taxes —

Regulated Transmission’s effective tax rate was 36.8% and 36.8% for the first three months of 2016 and 2015, respectively.
CES — First Three Months of 2016 Compared with First Three Months of 2015

Operating results increased $152 million in the first three months of 2016, compared to the same period of 2015, primarily from higher capacity revenue resulting from higher capacity auction prices. Additionally, operating results were impacted by mark-to-market gains on commodity contract positions and the absence of termination and settlement costs on coal contracts. Furthermore, lower sales volumes were offset by lower fuel, purchased power and transmission expenses.

Revenues —

Total revenues decreased $131 million in the first three months of 2016, compared to the same period of 2015, primarily due to lower sales volumes resulting from the continuation of CES' strategy to more effectively hedge its generation. Revenues were also impacted by higher capacity revenues and higher net gains on financially settled contracts, as further described below.

The decrease in total revenues resulted from the following sources:

	For the Three Months Ended March 31		Increase (Decrease)
Revenues by Type of Service	2016	2015
	(In millions)
Contract Sales:
Direct	$206	$393	$(187)
Governmental Aggregation	240	288	(48)
Mass Market	49	98	(49)
POLR	157	275	(118)
Structured Sales	162	133	29
Total Contract Sales	814	1,187	(373)
Wholesale	418	132	286
Transmission	21	66	(45)
Other	51	50	1
Total Revenues	$1,304	$1,435	$(131)

	For the Three Months Ended March 31		Increase (Decrease)
MWH Sales by Channel	2016	2015
	(In thousands)
Contract Sales:
Direct	3,794	7,249	(47.7)%
Governmental Aggregation	3,569	4,598	(22.4)%
Mass Market	703	1,435	(51.0)%
POLR	2,552	4,822	(47.1)%
Structured Sales	3,896	3,089	26.1%
Total Contract Sales	14,514	21,193	(31.5)%
Wholesale	1,913	63	2,936.5%
Total MWH Sales	16,427	21,256	(22.7)%

The following table summarizes the price and volume factors contributing to changes in revenues:

	Source of Change in Revenues
	Increase (Decrease)
MWH Sales Channel:	Sales Volumes	Prices	Gain on Settled Contracts	Capacity Revenue	Total
	(In millions)
Direct	$(188)	$1	$—	$—	$(187)
Governmental Aggregation	(65)	17	—	—	(48)
Mass Market	(50)	1	—	—	(49)
POLR	(130)	12	—	—	(118)
Structured Sales	35	(6)	—	—	29
Wholesale	71	(16)	70	161	286

The Direct, Governmental Aggregation and Mass Market customer base was 1.6 million as of March 31, 2016, compared to 2.0 million as of March 31, 2015, reflecting CES' strategy to more effectively hedge its generation. Although unit pricing was higher year-over-year in the Direct, Governmental Aggregation and Mass Market channels, the increase was primarily attributable to higher capacity expense as discussed below, which is a component of the retail price.

The decrease in POLR sales of $118 million was due to lower volumes, partially offset by higher rates associated with recent POLR auctions. Structured Sales increased $29 million primarily due to higher volumes, partially offset by the impact of lower market prices.

Wholesale revenues increased $286 million, primarily due to an increase in capacity revenue from higher capacity auction prices, an increase in short-term (net hourly position) transactions, and higher net gains on financially settled contracts, partially offset by lower spot market energy prices. Although wholesale short-term transactions increased year-over-year, low average spot market energy prices reduced the economic dispatch of fossil generating units, limiting additional wholesale sales.

Transmission revenue decreased $45 million in the first three months of 2016, as compared to the same period of 2015, primarily due to lower congestion revenue associated with less volatile market conditions.

Operating Expenses —

Total operating expenses decreased $367 million in the first three months of 2016 due to the following:

•
Fuel costs decreased $125 million, primarily due to lower economic dispatch of fossil units resulting from low wholesale spot market energy prices, as described above, as well as lower unit prices on fuel contracts. Additionally, fuel costs were impacted by the absence of settlement and termination costs on coal contracts recognized in the first quarter of 2015.

•
Purchased power costs decreased $48 million due to lower volumes ($116 million), partially offset by higher unit prices ($24 million), and higher capacity expenses ($44 million). Lower volumes primarily resulted from lower contract sales as discussed above, partially offset by economic purchases, resulting from the low wholesale spot market price environment. Higher unit prices are primarily due to higher losses on financially settled purchased power contracts, partially offset by lower wholesale spot market prices in the first three months of 2016 as compared to 2015. The increase in capacity expense, which is a component of CES' retail price, was primarily the result of higher capacity rates associated with CES' retail sales obligations.

•	Fossil operating costs increased $7 million, primarily due to increased outage costs.

•
Nuclear operating costs decreased $11 million as a result of lower planned refueling outage costs. The refueling outage at Davis-Besse began March 26, 2016, while the refueling outage at Perry began on March 9, 2015.

•	Retirement benefit costs increased $8 million.

•
Transmission expenses decreased $118 million, primarily due to lower congestion and market-based ancillary costs associated with less volatile market conditions as compared to the first quarter of 2015, as well as lower load requirements.

•	Other operating expenses decreased $85 million, primarily due to $65 million in mark-to-market gains on commodity contract positions and a decrease in retail-related costs.

•	Depreciation expense increased $6 million as a result of a higher asset base.

Other Expense —

Total other income increased $5 million in the first three months of 2016, compared to the same period of 2015, primarily due to higher income on NDT investments and lower interest expense.

Income Taxes (Benefits) —

CES' effective tax rate was 37.1% and 33.3% for the first three months of 2016 and 2015, respectively.
Corporate / Other — First Three Months of 2016 Compared with First Three Months of 2015

Financial results from other operating segments and reconciling items resulted in a nominal $5 million decrease in net income in the first three months of 2016 compared to the same period of 2015 primarily due to higher interest expense and a slightly lower effective tax rate on pre-tax losses.
Regulatory Assets

Regulatory assets represent incurred costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent amounts that are expected to be credited to customers through future regulated rates or amounts collected from customers for costs not yet incurred. FirstEnergy and the Utilities net their regulatory assets and liabilities based on federal and state jurisdictions. The following table provides information about the composition of net regulatory assets as of March 31, 2016 and December 31, 2015, and the changes during the three months ended March 31, 2016:

Regulatory Assets (Liabilities) by Source	March 31, 2016	December 31, 2015	Increase (Decrease)
	(In millions)
Regulatory transition costs	$166	$185	$(19)
Customer receivables for future income taxes	364	355	9
Nuclear decommissioning and spent fuel disposal costs	(291)	(272)	(19)
Asset removal costs	(382)	(372)	(10)
Deferred transmission costs	123	115	8
Deferred generation costs	240	243	(3)
Deferred distribution costs	325	335	(10)
Contract valuations	187	186	1
Storm-related costs	390	403	(13)
Other	157	170	(13)
Net Regulatory Assets included on the Consolidated Balance Sheets	$1,279	$1,348	$(69)

Regulatory assets that do not earn a current return totaled approximately $148 million as of March 31, 2016 and December 31, 2015, respectively, primarily related to storm damage costs.

As of March 31, 2016 and December 31, 2015, FirstEnergy had approximately $134 million and $116 million, respectively, of net regulatory liabilities that are primarily related to asset removal costs. Net regulatory liabilities are classified within Other noncurrent liabilities on the Consolidated Balance Sheets.
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

Additionally, in 2016, FirstEnergy has minimum required funding obligations of $381 million to its qualified pension plan, of which
$160 million has been contributed to date. FirstEnergy expects to make future contributions to the qualified pension plan in 2016 with cash, equity or a combination thereof, depending on, among other things, market conditions.

With the exception of Regulated Transmission's 2016 projected capital expenditures discussed below, planned 2016 capital expenditures for Regulated Distribution, CES, and Corporate/Other will be finalized upon further clarity regarding the ESP IV PPA and the complaints before FERC.

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

As of March 31, 2016, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was due in large part to currently payable long-term debt and short-term borrowings. Currently payable long-term debt as of March 31, 2016, included the following:

Currently Payable Long-Term Debt	(In millions)
PCRBs supported by bank LOCs(1)	$92
Unsecured notes	300
FMBs	395
Unsecured PCRBs(1)	420
Collateralized lease obligation bonds	23
Sinking fund requirements	89
Other notes	36
$1,355

(1)
These PCRBs are classified as currently payable long-term debt because the applicable interest rate mode permits individual debt holders to put the respective debt back to the issuer prior to maturity.

Short-Term Borrowings

FirstEnergy had $2,125 million and $1,708 million of short-term borrowings as of March 31, 2016 and December 31, 2015, respectively. FirstEnergy’s and FES' available liquidity as of March 31, 2016, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	March 2019	$3,500	$1,369
FES / AE Supply	Revolving	March 2019	1,500	1,452
FET(2)	Revolving	March 2019	1,000	1,000
		Subtotal	$6,000	$3,821
		Cash	—	146
		Total	$6,000	$3,967

(1)	FE and the Utilities.

(2)	Includes FET, ATSI and TrAIL.

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

The following table summarizes the borrowing sub-limits for each borrower under the Facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations, as of March 31, 2016:

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

As of March 31, 2016, the borrowers were in compliance with the applicable debt to total capitalization ratios under the respective Facilities.

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

As of March 31, 2016, FE was in compliance with the applicable debt to total capitalization ratios under each of these term loans.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and the holding company to meet their short-term working capital requirements. A similar but separate arrangement exists among FirstEnergy’s unregulated companies. FESC administers these two money pools and tracks surplus funds of FirstEnergy and the respective regulated and unregulated subsidiaries, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rates for borrowings in the first three months of 2016 were 0.80% per annum for the regulated companies’ money pool and 1.76% per annum for the unregulated companies’ money pool.

Pollution Control Revenue Bonds

As of March 31, 2016, FirstEnergy’s currently payable long-term debt included approximately $92 million (all applicable to FES) of variable interest rate PCRBs, the bondholders of which are entitled to the benefit of irrevocable direct pay bank LOCs. The interest rates on the PCRBs are reset daily or weekly. Bondholders can tender their PCRBs for mandatory purchase prior to maturity with the purchase price payable from remarketing proceeds or, if the PCRBs are not successfully remarketed, by drawings on the irrevocable direct pay LOCs. The subsidiary obligor is required to reimburse the applicable LOC bank for any such drawings or, if the LOC bank fails to honor its LOC for any reason, must itself pay the purchase price. The LOCs for FirstEnergy's variable interest rate PCRBs outstanding as of March 31, 2016 were issued by the following bank:

Bank	Aggregate Amount(1)	Termination Date	Reimbursements of Draws Due
	(In millions)
The Bank of Nova Scotia	$92	March 2017	March 2017
(1) Excludes approximately $1 million of applicable interest coverage.

Long-Term Debt Capacity

FE's and its subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of March 31, 2016:

	Senior Secured		Senior Unsecured
Issuer	S&P	Moody’s	S&P	Moody’s	Fitch
FE	—	—	BB+	Baa3	BB+
FES	BBB-	—	BBB-	Baa3	—
AE Supply	BBB-	—	BBB-	Baa3	—
AGC	—	—	BBB-	Baa3	—
ATSI	—	—	BBB-	Baa2	—
CEI	BBB+	Baa1	BBB-	Baa3	—
FET	—	—	BB+	Baa3	—
JCP&L	—	—	BBB-	Baa2	—
ME	—	—	BBB-	Baa1	—
MP	BBB+	A3	—	—	—
OE	BBB+	A2	BBB-	Baa1	—
PN	—	—	BBB-	Baa2	—
Penn	—	A2	—	—	—
PE	BBB+	A3	—	—	—
TE	BBB+	Baa1	—	—	—
TrAIL	—	—	BBB-	A3	—
WP	BBB+	A2	—	—	—

Debt capacity is subject to the consolidated debt to total capitalization limits in the Facilities previously discussed. As of March 31, 2016, FE and its subsidiaries could issue additional debt of approximately $4.8 billion and remain within the limitations of the financial covenants required by the Facilities. As of March 31, 2016, FES' incremental debt capacity under its consolidated debt to total capitalization financial covenant is also $4.8 billion given FE's consolidated debt to total capitalization ratio under its Facility.

Changes in Cash Position

As of March 31, 2016, FirstEnergy had $146 million of cash and cash equivalents compared to $131 million of cash and cash equivalents as of December 31, 2015. As of March 31, 2016 and December 31, 2015, FirstEnergy had approximately $51 million and $82 million, respectively, of restricted cash included in Other Current Assets on the Consolidated Balance Sheets.

Cash Flows From Operating Activities

FirstEnergy's most significant sources of cash are derived from electric service provided by its utility operating subsidiaries and the sales of energy and related products and services by its unregulated competitive subsidiaries. The most significant use of cash from operating activities is to buy electricity in the wholesale market and pay fuel suppliers, employees, tax authorities, lenders, and others for a wide range of material and services.

Net cash provided from operating activities was $638 million during the first three months of 2016 compared with $193 million provided from operating activities during the first three months of 2015. Cash flows from operations increased $445 million in the first three months of 2016, compared with the same period of 2015, primarily due to the following:

•
Distribution rate increases associated with the implementation of new rates, partially offset by a year-over-year decline in distribution deliveries primarily associated with lower weather-related usage;

•	Higher transmission revenue, reflecting recovery of incremental operating expenses and a higher rate base;

•	Higher capacity revenues at CES, partially offset by a decline in sales volume;

•	Lower disbursements for fuel and purchased power resulting from the lower sales volumes; and

•	Lower posted collateral.

Cash Flows From Financing Activities

In the first three months of 2016, cash provided from financing activities was $242 million compared to $560 million of cash provided from financing activities during the first three months of 2015. The following table summarizes redemptions, repayments, short-term borrowings, and dividends:

	For the Three Months Ended March 31
Securities Issued or Redeemed / Repaid	2016	2015
	(In millions)
Redemptions / Repayments
Senior secured notes	$(31)	$(48)

Short-term borrowings, net	$425	$760

Common stock dividend payments	$(152)	$(152)

Cash Flows From Investing Activities

Cash used for investing activities in the first three months of 2016 principally represented cash used for property additions. The following table summarizes investing activities for the first three months of 2016 and the comparable period of 2015:

	For the Three Months Ended March 31
Cash Used for Investing Activities	2016	2015	Increase (Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$262	$280	$(18)
Regulated Transmission	258	254	4
Competitive Energy Services	169	126	43
Corporate / Other	9	8	1
Nuclear fuel	149	60	89
Investments	(7)	2	(9)
Asset removal costs	34	28	6
Other	(9)	(10)	1
	$865	$748	$117

Cash used for investing activities for the first three months of 2016 increased $117 million, compared to the same period of 2015, primarily due to increases in nuclear fuel and property additions. The increase in nuclear fuel was due to the scheduled Davis-Besse refueling and maintenance outage.

GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of March 31, 2016, was approximately $3.7 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE's Guarantees on Behalf of its Subsidiaries
Energy and Energy-Related Contracts(1)	$33
Deferred compensation arrangements	543
Other(2)	15
591
Subsidiaries’ Guarantees
Energy and Energy-Related Contracts(3)	248
FES’ guarantee of NG’s nuclear property insurance	96
FES' guarantee of nuclear decommissioning costs	21
FES’ guarantee of FG’s sale and leaseback obligations	1,767
2,132

FE's Guarantees on Behalf of Business Ventures
Global Holding facility	300

Other Assurances
Surety Bonds - Wholly Owned Subsidiaries	402
Surety Bonds	22
FES' LOC (long-term tax-exempt debt)(4)	93
LOCs(5)	152
669
Total Guarantees and Other Assurances	$3,692

(1)	Issued for open-ended terms, with a 10-day termination right by FirstEnergy.

(2)	Includes guarantees of $4 million for nuclear decommissioning funding assurances, $6 million for railcar leases and $5 million for various leases.

(3)	Includes Energy and Energy-Related Contracts associated with FES of approximately $248 million.

(4)
Reflects the $1 million of interest coverage portion of LOCs issued in support of floating rate PCRBs with various maturities and the principal amount of floating-rate PCRBs of $92 million, all of which is reflected in currently payable long-term debt on FirstEnergy's consolidated balance sheets.

(5)
Includes $54 million issued for various terms pursuant to LOC capacity available under FirstEnergy’s revolving credit facilities, $87 million issued in connection with energy and energy related contracts, $1 million issued in connection with railcar leases, $7 million pledged in connection with the sale and leaseback of Beaver Valley Unit 2 by OE and $3 million pledged in connection with the sale and leaseback of Perry by OE.

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on FES' power portfolio exposures as of March 31, 2016, FES has posted collateral of $180 million. The Regulated Distribution segment has posted collateral of $1 million.

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

Subsequent to the occurrence of a senior unsecured credit rating downgrade to below S&P's BBB- and Moody's Baa3, or a “material adverse event,” the immediate posting of collateral or accelerated payments may be required of FE or its subsidiaries. The following table discloses the additional credit contingent contractual obligations that may be required under certain events as of March 31, 2016:

Collateral Provisions	FES/ AE Supply (Tied to FE Corp. Rating)	FES/ AE Supply (Tied to FES Rating)	Utilities	Total
	(In millions)
Split Rating (One rating agency's rating below investment grade)	$25	$173	$40	$238
Non-Investment Grade Ratings (All Rating Agencies at or below BB+/Ba1)	$25	$200	$40	$265
Total Exposure from Contractual Obligations	$25	$341	$40	$406

Excluded from the preceding table are the potential collateral obligations due to affiliate transactions between the Regulated Distribution segment and CES segment. As of March 31, 2016, neither FES nor AE Supply had any collateral posted with their affiliates. In the event of a senior unsecured credit rating downgrade to below S&P's BB- or Moody's Ba3, FES would be required to post $3 million with affiliated parties.

Other Commitments and Contingencies

FE is a guarantor under a syndicated senior secured term loan facility due March 3, 2020, under which Global Holding borrowed $300 million. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

In connection with the facility, 69.99% of Global Holding's direct and indirect membership interests in Signal Peak, Global Rail and their affiliates along with FEV's and WMB Marketing Ventures, LLC's respective 33-1/3% membership interests in Global Holding, are pledged to the lenders under the current facility as collateral.

During the first quarter of 2015, a subsidiary of Global Holding eliminated its right to put 2 million tons annually through 2024 from the Signal Peak mine to FG in exchange for FE extending its guarantee under Global Holding's $300 million senior secured term loan facility through 2020, resulting in a pre-tax charge of $24 million. See Note 6, Variable Interest Entities, for additional information regarding FEV's investment in Global Holding.
OFF-BALANCE SHEET ARRANGEMENTS

FES and certain of the Ohio Companies have obligations that are not included on their Consolidated Balance Sheets related to the Perry Unit 1, Beaver Valley Unit 2, and 2007 Bruce Mansfield Unit 1 sale and leaseback arrangements, which are satisfied through operating lease payments. The total present value of these sale and leaseback operating lease commitments, net of trust investments, was $967 million as of March 31, 2016, and primarily relates to the 2007 Bruce Mansfield Unit 1 sale and leaseback arrangement expiring in 2040. From time to time FirstEnergy and these companies enter into discussions with certain parties to the arrangements regarding acquisition of owner participant and other interests. However, FirstEnergy cannot provide assurance that any such acquisitions will occur on satisfactory terms or at all.

As of March 31, 2016, FirstEnergy's leasehold interest was 3.75% of Perry Unit 1, 93.83% of Bruce Mansfield Unit 1 and 2.60% of Beaver Valley Unit 2.
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

The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, FirstEnergy relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. FirstEnergy uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making (see Note 7, Fair Value Measurements, of the Combined Notes to Consolidated Financial Statements). Sources of information for the valuation of net commodity derivative assets and liabilities as of March 31, 2016 are summarized by year in the following table:

Source of Information- Fair Value by Contract Year	2016	2017	2018	2019	2020	Thereafter	Total
	(In millions)
Prices actively quoted(1)	$(4)	$—	$—	$—	$—	$—	$(4)
Other external sources(2)	56	19	(15)	(26)	—	—	34
Prices based on models	(2)	3	—	—	(8)	—	(7)
Total(3)	$50	$22	$(15)	$(26)	$(8)	$—	$23

(1)	Represents exchange traded New York Mercantile Exchange futures and options.

(2)	Primarily represents contracts based on broker and ICE quotes.

(3)
Includes $(135) million in non-hedge derivative contracts that are primarily related to NUG contracts at certain of the Utilities. NUG contracts are subject to regulatory accounting and do not impact earnings.

FirstEnergy performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. Based on derivative contracts held as of March 31, 2016, not subject to regulatory accounting, an increase in commodity prices of 10% would decrease net income by approximately $22 million during the next 12 months.

Equity Price Risk

As of March 31, 2016, the FirstEnergy pension plan assets were allocated approximately as follows: 40% in equity securities, 40% in fixed income securities, 6% in absolute return strategies, 11% in real estate and 3% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. During the three months ended March 31, 2016, FirstEnergy made a $160 million contribution to its qualified pension plan. See Note 3, Pension and Other Postemployment Benefits, of the Combined Notes to Consolidated Financial Statements for additional details on FirstEnergy's pension plans and OPEB. Through March 31, 2016, FirstEnergy's pension plan assets earned approximately 4.70% as compared to an annual expected return on plan assets of 7.50%.

NDT funds have been established to satisfy NG’s and other FirstEnergy subsidiaries' nuclear decommissioning obligations. As of March 31, 2016, approximately 67% of the funds were invested in fixed income securities, 26% of the funds were invested in equity securities and 7% were invested in short-term investments, with limitations related to concentration and investment grade ratings. The investments are carried at their market values of approximately $1,578 million, $628 million and $160 million for fixed income securities, equity securities and short-term investments, respectively, as of March 31, 2016, excluding $(6) million of net receivables, payables and accrued income. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $63 million reduction in fair value as of March 31, 2016. Certain FirstEnergy subsidiaries recognize in earnings the unrealized losses on AFS securities held in its NDT as OTTI. A decline in the value of FirstEnergy’s NDT or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During the three months ended March 31, 2016, no contributions were made to the NDT.

Interest Rate Risk

FirstEnergy recognizes net actuarial gains or losses for its pension and OPEB plans in the fourth quarter of each fiscal year. A primary factor contributing to these actuarial gains and losses are changes in the discount rates used to value pension and OPEB obligations as of the measurement date of December 31 and the difference between expected and actual returns on the plans' assets. At this time, FirstEnergy is unable to determine or project the mark-to-market adjustment that may be recorded as of December 31, 2016.
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

Retail Credit Risk

FirstEnergy's and FES' principal retail credit risk exposure relates to CES' competitive electricity activities, which serve residential, commercial and industrial companies. Retail credit risk results when customers default on contractual obligations or fail to pay for service rendered. This risk represents the loss that may be incurred due to the nonpayment of customer accounts receivable balances, as well as the loss from the resale of energy previously committed to serve customers.

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

The Maryland legislature adopted a statute in 2008 codifying the EmPOWER Maryland goals to reduce electric consumption and demand and requiring each electric utility to file a plan every three years. PE's current plan, covering the three-year period 2015-2017, was approved by the MDPSC on December 23, 2014. The costs of the 2015-2017 plan are expected to be approximately $66 million for that three-year period, of which $26 million was incurred through March 2016. On July 16, 2015, the MDPSC issued an order setting new incremental energy savings goals for 2017 and beyond, beginning with the level of savings achieved under PE's current plan for 2016, and ramping up 0.2% per year thereafter to reach 2%. PE continues to recover program costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE. On January 28, 2016, PE filed a request to increase plan spending by $2 million in order to reach the new goals for 2017 set in the July 16, 2015 order.

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

Pursuant to the NJBPU's March 26, 2015 final order in JCP&L's 2012 rate case proceeding directing that certain studies be completed, on July 22, 2015, the NJBPU approved the NJBPU staff's recommendation to implement such studies, which include operational and financial components and is expected to take approximately one year to complete.

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

In April 2016, JCP&L intends to file tariffs with the NJBPU proposing a general rate increase associated with its distribution operations that seeks to improve service and benefit customers by supporting equipment maintenance, tree trimming, and inspections of lines, poles and substations, while also compensating for other business and operating expenses. The filing will request approval to increase annual operating revenues by approximately $142.1 million based upon a hybrid test year for the twelve months ending June 30, 2016. JCP&L will request that the new rates take effect in January 2017.

On June 19, 2015, JCP&L, along with PN, ME, FET and MAIT made filings with FERC, the NJBPU, and the PPUC requesting authorization for JCP&L, PN and ME to contribute their transmission assets to MAIT, a new transmission-only subsidiary of FET. The procedural schedule was suspended while the NJBPU considers a motion on a legal issue regarding whether MAIT can be designated as a "public utility" in New Jersey. On February 24, 2016, the NJBPU issued an Order concluding that MAIT does not satisfy the “electricity distribution” element necessary for “public utility” status because MAIT would not own any electric distribution assets in New Jersey. On April 22, 2016, JCP&L and MAIT filed a supplemental petition and testimony seeking to include certain JCP&L distributions assets in the transfer to satisfy the "electricity distribution" element necessary for "public utility" status in accordance with the NJBPU’s February 24, 2016 order. See Transfer of Transmission Assets to MAIT in FERC Matters below for further discussion of this transaction.

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

•
An Economic Stability Program that flows through charges or credits through Rider RRS representing the net result of the price paid to FES through an eight-year FERC-jurisdictional PPA, referred to as the ESP IV PPA, for the output of the ESP IV PPA Facilities against the revenues received from selling such output into the PJM markets over the same period, subject to the PUCO’s termination of Rider RRS associated with any of the ESP IV PPA Facilities that may be sold or transferred;

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

•	An agreement to file a case with the PUCO by April 3, 2017, seeking to transition to decoupled base rates for residential customers;

•	An agreement to file by February 29, 2016, a Grid Modernization Business Plan for PUCO consideration and approval (which filing was made on February 29, 2016);

•	A goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045;

•	A contribution of $3 million per year ($24 million over the eight-year term) to fund energy conservation programs, economic development and job retention in the Ohio Companies service territory;

•	Contributions of $2.4 million per year ($19 million over the eight-year term) to fund a fuel-fund in each of the Ohio Companies service territories to assist low-income customers; and

•	A contribution of $1 million per year ($8 million over the eight-year term) to establish a Customary Advisory Council to ensure preservation and growth of the competitive market in Ohio.

On March 31, 2016, the PUCO issued an Opinion and Order adopting and approving, with modifications, the Ohio Companies’ ESP IV. Changes arising from the approval of ESP IV will go into effect on June 1, 2016. The PUCO’s modifications of ESP IV, among others, included:

•	Limiting average customer bill amounts for the first two years of the plan, subject to certain exceptions, and permitting deferral for the second year;

•	Prohibiting recovery of retirement costs of the ESP IV PPA Facilities through Rider RRS;

•
Assigning the burden of capacity performance penalties incurred by the ESP IV PPA Facilities to the Ohio Companies, rather than customers, and to provide that all capacity performance bonuses earned by the ESP IV PPA Facilities be retained by the Ohio Companies, rather than customers; and

•
Providing for the modification of the severability provision previously included in ESP IV, to also address potential future PJM Tariff or rule changes prohibiting the Ohio Companies from offering output of the ESP IV PPA Facilities into PJM auctions.

Applications for Rehearing may be filed within thirty days of the issuance of the March 31, 2016 Opinion and Order.

On January 27, 2016, certain parties filed a complaint with FERC against FES and the Ohio Companies that requests FERC review the ESP IV PPA under Section 205 of the FPA. FES and the Ohio Companies responded to the complaint on February 23, 2016 and March 9, 2016. In a separate proceeding on March 21, 2016, a number of generation owners filed with FERC a complaint against PJM requesting that FERC expand the MOPR in the PJM Tariff to prevent the alleged artificial suppression of prices in the PJM capacity markets by state-subsidized generation, in particular alleged price suppression that could result from the ESP IV PPA and other similar agreements. The complaint asks that FERC issue an order by May 1, 2016, so the revised rule can be in effect for the May 2016 PJM capacity auction. The Ohio Companies responded to the complaint on April 11, 2016 and April 20, 2016. In addition to such proceedings, opponents have expressed an intention to challenge in the courts and/or before FERC, the ESP IV PPA or PUCO's approval of the ESP IV. Management intends to vigorously defend against such challenges. FES and the Ohio Companies entered into the ESP IV PPA on April 1, 2016.

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

On September 24, 2014, the Ohio Companies filed an amendment to their energy efficiency portfolio plan as contemplated by SB310, seeking to suspend certain programs for the 2015-2016 period in order to better align the plan with the new benchmarks under SB310. On November 20, 2014, the PUCO approved the Ohio Companies' amended portfolio plan. Several applications for rehearing were filed, and the PUCO granted those applications for further consideration of the matters specified in those applications and the matter remains pending before the PUCO.

On April 15, 2016, the Ohio Companies filed an application for approval of their three-year energy efficiency portfolio plans for the period from January 1, 2017 through December 31, 2019. The plans as proposed comply with benchmarks contemplated by SB310 and provisions of the ESP IV, and include a portfolio of energy efficiency programs targeted to a variety of customer segments, including residential customers, low income customers, small commercial customers, large commercial and industrial customers and governmental entities. The Ohio Companies anticipate the cost of the plans will be approximately $323 million over the life of the portfolio plans and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms.

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

On November 3, 2015, the Pennsylvania Companies filed their proposed DSPs for the June 1, 2017 through May 31, 2019 delivery period, which would provide for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service. Under the proposed programs, the supply would be provided by wholesale suppliers though a mix of 12 and 24-month energy contracts, as well as one RFP for 2-year SREC contracts for ME, PN and Penn. In addition, the proposal includes modifications to the Pennsylvania Companies’ existing POR programs in order to reduce the level of uncollectible expense the Pennsylvania Companies experience associated with alternative EGS charges. A hearing was held on February 25, 2016. A Joint Petition for Settlement resolving all issues was filed on April 1, 2016, which is subject to PPUC approval.

Pursuant to Pennsylvania's EE&C legislation (Act 129 of 2008) and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. The Pennsylvania Companies' Phase II EE&C Plans are effective through May 31, 2016. Total Phase II costs of these plans are expected to be approximately $175 million and recoverable through the Pennsylvania Companies' reconcilable EE&C riders. On June 19, 2015, the PPUC issued a Phase III Final Implementation Order setting: demand reduction targets, relative to each Pennsylvania Companies' 2007-2008 peak demand (in MW), at 1.8% for ME, 1.7% for Penn, 1.8% for WP, and 0% for PN; and energy consumption reduction targets, as a percentage of each Pennsylvania Companies’ historic 2010 forecasts (in MWH), at 4.0% for ME, 3.9% for PN, 3.3% for Penn, and 2.6% for WP. The Pennsylvania Companies filed their Phase III EE&C plans for the June 2016 through May 2021 period on November 23, 2015, which are designed to achieve the targets established in the PPUC's Phase III Final Implementation Order. EDCs are permitted to recover costs for implementing their EE&C plans. On February 10, 2016, the Pennsylvania Companies and the parties intervening in the PPUC's Phase III proceeding filed a joint settlement resolving all issues, which was subject to PPUC approval. On March 10, 2016, the PPUC entered an Opinion and Order approving the settlement and directing that the Pennsylvania Companies modify certain cost recovery methodologies to describe the allocation of EE&C Phase III common costs among customer classes and to describe the recovery of remaining costs of their Phase II EE&C Plans. None of the parties to the joint settlement elected to withdraw from the joint settlement due to the modifications.

Pursuant to Act 11 of 2012, Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. Pennsylvania EDCs must file LTIIPs outlining infrastructure improvement plans for PPUC review and approval prior to approval of a DSIC. On October 19, 2015, each of the Pennsylvania Companies filed LTIIPs with the PPUC for infrastructure improvement over the five-year period of 2016 to 2020 for the following costs: WP $88.34 million; PN $56.74 million; Penn $56.35 million; and ME $43.44 million. These amounts include all qualifying distribution capital additions identified in the revised implementation plan for the recent focused management and operations audit of the Pennsylvania Companies as discussed below. On February 11, 2016, the PPUC approved the Pennsylvania Companies' LTIIPs. On February 16, 2016, the Pennsylvania Companies filed DSIC riders for PPUC approval for quarterly cost recovery associated with the capital projects approved in the LTIIPs. The DSIC riders are expected to be effective July 1, 2016. Various parties have filed interventions, answers, or complaints with the PPUC in response to the Pennsylvania Companies’ request for approval of the DSIC filings raising cost allocation and other issues, and the Pennsylvania Companies have responded.

In April 2016, each of the Pennsylvania Companies intends to file tariffs with the PPUC proposing general rate increases associated with their distribution operations that will benefit customers by modernizing the grid with smart technologies, increasing vegetation management activities, and continuing other customer service enhancements. The filings will request approval to increase annual operating revenues by approximately $140.2 million at ME, $158.8 million at PN, $42.0 million at Penn, and $98.2 million at WP, based upon fully projected future test years for the twelve months ending December 31, 2017 at each of the Pennsylvania Companies. The new rates are expected to take effect in January 2017.

On June 19, 2015, ME and PN, along with JCP&L, FET and MAIT made filings with FERC, the NJBPU, and the PPUC requesting authorization for JCP&L, PN and ME to contribute their transmission assets to MAIT, a new transmission-only subsidiary of FET. On March 4, 2016, a Joint Petition for Full Settlement was submitted to the PPUC for consideration and approval. On April 18, 2016, the ALJs issued an Initial Decision approving the Joint Petition for Full Settlement without modifications. A final decision from the

PPUC is expected by mid-2016. See Transfer of Transmission Assets to MAIT in FERC Matters below for further discussion of this transaction.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP's and PE's ENEC rate is updated annually.

MP and PE filed with the WVPSC on March 31, 2016 their Phase II energy efficiency program proposal for approval. MP and PE are proposing three energy efficiency programs to meet their Phase II requirement of energy efficiency reductions of 0.5% of 2013 distribution sales for the January 1, 2017 through May 31, 2018 period, as agreed to by MP and PE, and approved by the WVPSC in the 2012 proceeding approving the transfer of ownership of Harrison Power Station to MP. The costs for the program are expected to be $9.9 million which would be recovered through the existing energy efficiency rider which is reviewed in the fuel (ENEC) case each year. MP and PE are requesting WVPSC approval by October 1, 2016 so MP and PE can implement the programs beginning January 1, 2017.

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

FERC MATTERS

Ohio ESP IV PPA

For information regarding matters before FERC related to the ESP IV PPA between FES and the Ohio Companies, see “Regulatory Matters - Ohio” above.

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

In a series of orders in certain Order No. 1000 dockets, FERC asserted that the PJM transmission owners do not hold an incumbent “right of first refusal” to construct, own and operate transmission projects within their respective footprints that are approved as part of PJM’s RTEP process. FirstEnergy and other PJM transmission owners have appealed these rulings, and the question of whether FirstEnergy and the PJM transmission owners have a "right of first refusal" is scheduled for oral argument on May 4, 2016, before the U.S. Court of Appeals for the D.C. Circuit in an appeal of FERC's order approving PJM's Order No.1000 compliance filing.

The outcome of these proceedings and their impact, if any, on FirstEnergy cannot be predicted at this time.

RTO Realignment

On June 1, 2011, ATSI and the ATSI zone transferred from MISO to PJM. While many of the matters involved with the move have been resolved, FERC denied recovery under ATSI's transmission rate for certain charges that collectively can be described as "exit fees" and certain other transmission cost allocation charges totaling approximately $78.8 million until such time as ATSI submits a cost/benefit analysis demonstrating net benefits to customers from the transfer to PJM. Subsequently, FERC rejected a proposed settlement agreement to resolve the exit fee and transmission cost allocation issues, stating that its action is without prejudice to ATSI submitting a cost/benefit analysis demonstrating that the benefits of the RTO realignment decisions outweigh the exit fee and transmission cost allocation charges. On March 17, 2016, FERC denied FirstEnergy's request for rehearing of FERC's earlier order rejecting the settlement agreement and affirmed its prior ruling that ATSI must submit the cost/benefit analysis.

Separately, the question of ATSI's responsibility for certain costs for the “Michigan Thumb” transmission project continues to be disputed. Potential responsibility arises under the MISO MVP tariff, which has been litigated in complex proceedings before FERC and certain United States appellate courts. On October 29, 2015, FERC issued an order finding that ATSI and the ATSI zone do not have to pay MISO MVP charges for the Michigan Thumb transmission project. MISO and the MISO TOs filed a request for rehearing, which is pending at FERC. In the event of a final non-appealable order that rules that ATSI must pay these charges, ATSI will seek recovery of these charges through its formula rate. On a related issue, FirstEnergy joined certain other PJM transmission owners in a protest of MISO's proposal to allocate MVP costs to energy transactions that cross MISO's borders into the PJM Region. On January 22, 2015, FERC issued an order establishing a paper hearing on remand from the Seventh Circuit of the issue of whether any limitation on "export pricing" for sales of energy from MISO into PJM is justified in light of applicable FERC precedent. Certain PJM transmission owners, including FirstEnergy, filed an initial brief asserting that FERC’s prior ruling rejecting MISO’s proposed MVP export charge on transactions into PJM was correct and should be re-affirmed on remand. The briefs and replies thereto remain before FERC for consideration.

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

Transfer of Transmission Assets to MAIT

On June 10, 2015, MAIT, a Delaware limited liability company, was formed as a new transmission-only subsidiary of FET for the purposes of owning and operating all FERC-jurisdictional transmission assets of JCP&L, ME and PN following the receipt of all necessary state and federal regulatory approvals. On June 19, 2015, JCP&L, PN, ME, FET, and MAIT made filings with FERC, the NJBPU, and the PPUC requesting authorization for JCP&L, PN and ME to contribute their transmission assets to MAIT. Additionally, the filings requested approval from the NJBPU and PPUC, as applicable, of: (i) a lease to MAIT of real property and rights-of-way associated with the utilities' transmission assets; (ii) a Mutual Assistance Agreement; (iii) MAIT being deemed a public utility under state law; (iv) MAIT's participation in FE's regulated companies' money pool; and (v) certain affiliated interest agreements. If approved, JCP&L, ME, and PN will contribute their transmission assets at net book value and an allocated portion of goodwill in a tax-free exchange to MAIT, which will operate similar to FET's two existing stand-alone transmission subsidiaries, ATSI and TrAIL. MAIT's transmission facilities will remain under the functional control of PJM, and PJM will provide transmission service using these facilities under the PJM Tariff. FERC approved the transaction on February 18, 2016. Upon receipt of all applicable regulatory approvals with respect to the transfer, MAIT expects to file a Section 204 application with FERC, and other necessary filings with the PPUC and the NJBPU, seeking authorization to issue equity to FET, JCP&L, PN and ME for their respective contributions, and to issue debt. MAIT will also make a Section 205 formula rate application with FERC to establish its transmission rate. See New Jersey and Pennsylvania in State Regulation above for further discussion of this transaction.

California Claims Matters

In October 2006, several California governmental and utility parties presented AE Supply with a settlement proposal to resolve alleged overcharges for power sales by AE Supply to the California Energy Resource Scheduling division of the CDWR during 2001. The settlement proposal claims that CDWR is owed approximately $190 million for these alleged overcharges. This proposal was made in the context of mediation efforts by FERC and the Ninth Circuit in several pending proceedings to resolve all outstanding refund and other claims, including claims of alleged price manipulation in the California energy markets during 2000 and 2001. The Ninth Circuit had previously remanded one of those proceedings to FERC, which dismissed the claims of the California parties in May 2011. The California parties appealed FERC's decision back to the Ninth Circuit. AE Supply joined with other intervenors in the case and filed a brief in support of FERC's dismissal of the case. On April 29, 2015, the Ninth Circuit remanded the case to FERC for further proceedings. On November 3, 2015, FERC set for hearing and settlement procedures the remanded issue of whether any individual public utility seller’s violation of FERC’s market-based rate quarterly reporting requirement led to an unjust and unreasonable rate for that particular seller in California during the 2000-2001 period. Settlement discussions under a FERC-appointed settlement judge are ongoing. On March 1, 2016, FERC issued an order on rehearing clarifying the scope of the evidentiary hearing and the standard of review on remand. In particular, FERC clarified that certain bilateral transactions, including those of AE Supply to the California parties, are protected by the Mobile-Sierra standard, which requires a demonstration of harm to the public interest to determine liability and obligation to make refunds. The California parties requested rehearing of FERC’s March 1, 2016 order, and also appealed FERC’s November 3, 2015, and March 1, 2016 orders to the Ninth Circuit, which has stayed its review pending the outcome of the ongoing proceeding discussed above.

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

PATH Transmission Project

On August 24, 2012, the PJM Board of Managers canceled the PATH project, a proposed transmission line from West Virginia through Virginia and into Maryland which PJM had previously suspended in February 2011. As a result of PJM canceling the project, approximately $62 million and approximately $59 million in costs incurred by PATH-Allegheny and PATH-WV, respectively, were reclassified from net property, plant and equipment to a regulatory asset for future recovery. PATH-Allegheny and PATH-WV requested authorization from FERC to recover the costs with a proposed ROE of 10.9% (10.4% base plus 0.5% for RTO membership) from PJM customers over five years. FERC issued an order denying the 0.5% ROE adder for RTO membership and allowing the tariff changes enabling recovery of these costs to become effective on December 1, 2012, subject to settlement proceedings and hearing if the parties could not agree to a settlement. On March 24, 2014, the FERC Chief ALJ terminated settlement proceedings and appointed an ALJ to preside over the hearing phase of the case, including discovery and additional pleadings leading up to hearing, which subsequently included the parties addressing the application of FERC's Opinion No. 531, discussed below, to the PATH proceeding. On September 14, 2015, the ALJ issued his initial decision, disallowing recovery of certain costs. The initial decision and exceptions thereto remain before FERC for review and a final order. FirstEnergy continues to believe the costs are recoverable, subject to final ruling from FERC.

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

MISO Capacity Portability

On June 11, 2012, in response to certain arguments advanced by MISO, FERC requested comments regarding whether existing rules on transfer capability act as barriers to the delivery of capacity between MISO and PJM. FirstEnergy and other parties submitted filings arguing that MISO's concerns largely are without foundation, FERC did not mandate a solution in response to MISO's concerns. At FERC's direction, in May, 2015, PJM, MISO, and their respective independent market monitors provided additional information on their various joint issues surrounding the PJM/MISO seam to assist FERC's understanding of the issues and what, if any, additional steps FERC should take to improve the efficiency of operations at the PJM/MISO seam. Stakeholders, including FESC on behalf of certain of its affiliates and as part of a coalition of certain other PJM utilities, filed responses to the RTO submissions. The various submissions and responses remain before FERC for consideration.

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

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. The U.S. Court of Appeals for the D.C. Circuit ordered the EPA on July 28, 2015, to reconsider the CSAPR caps on NOx and SO2 emissions from power plants in 13 states, including Ohio, Pennsylvania and West Virginia. This follows the 2014 U.S. Supreme Court ruling generally upholding EPA’s regulatory approach under CSAPR, but questioning whether EPA required upwind states to reduce emissions by more than their contribution to air pollution in downwind states. EPA proposed a CSAPR update rule on November 16, 2015, that would reduce summertime NOx emissions from power plants in 23 states in the eastern U.S., including Ohio, Pennsylvania and West Virginia, beginning in 2017. Depending on how the EPA and the states implement CSAPR, the future cost of compliance may be material and changes to FirstEnergy's and FES' operations may result.

EPA tightened the primary and secondary NAAQS for ozone from the 2008 standard levels of 75 PPB to 70 PPB on October 1, 2015. EPA stated the vast majority of U.S. counties will meet the new 70 PPB standard by 2025 due to other federal and state rules and programs but EPA will designate those counties that fail to attain the new 2015 ozone NAAQS by October 1, 2017. States will then have roughly three years to develop implementation plans to attain the new 2015 ozone NAAQS. Depending on how the EPA and the states implement the new 2015 ozone NAAQS, the future cost of compliance may be material and changes to FirstEnergy’s and FES’ operations may result.

MATS imposes emission limits for mercury, PM, and HCl for all existing and new fossil fuel fired electric generating units effective in April 2015 with averaging of emissions from multiple units located at a single plant. FirstEnergy's total capital cost for compliance (over the 2012 to 2018 time period) is currently expected to be approximately $345 million (CES segment of $168 million and Regulated Distribution segment of $177 million), of which $226 million has been spent through March 31, 2016 ($96 million at CES and $130 million at Regulated Distribution).

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

As to a specific coal supply agreement, FirstEnergy and AE Supply have asserted termination rights effective in 2015. In response to notification of the termination, the coal supplier commenced litigation alleging FirstEnergy and AE Supply do not have sufficient justification to terminate the agreement. FirstEnergy and AE Supply have filed an answer denying any liability related to the termination. This matter is currently in the discovery phase of litigation and no trial date has been established. There are approximately 5.5 million tons remaining under the contract for delivery. At this time, FirstEnergy cannot estimate the loss or range of loss regarding the on-going litigation with respect to this agreement.

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

Climate Change

FirstEnergy has established a goal to reduce CO2 emissions by 90% below 2005 levels by 2045. There are a number of initiatives to reduce GHG emissions at the state, federal and international level. Certain northeastern states are participating in the RGGI and western states led by California, have implemented programs, primarily cap and trade mechanisms, to control emissions of certain GHGs. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation.

The EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act” in December 2009, concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. The EPA released its final regulations in August 2015, to reduce CO2 emissions from existing fossil fuel fired electric generating units that would require each state to develop SIPs by September 6, 2016, to meet the EPA’s state specific CO2 emission rate goals. The EPA’s CPP allows states to request a two-year extension to finalize SIPs by September 6, 2018. If states fail to develop SIPs, the EPA also proposed a federal implementation plan that can be implemented by the EPA that included model emissions trading rules which states can also adopt in their SIPs. The EPA also finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired electric generating units. On June 23, 2014, the United States Supreme Court decided that CO2 or other GHG emissions alone cannot trigger permitting requirements under the CAA, but that air emission sources that need PSD permits due to other regulated air pollutants can be required by the EPA to install GHG control technologies. Numerous states and private parties filed appeals and motions to stay the CPP with the U.S. Court of Appeals for the D.C. Circuit in October 2015. On January 21, 2015, a panel of the D.C. Circuit denied the motions for stay and set an expedited schedule for briefing and argument. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. Depending on the outcome of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

At the international level, the United Nations Framework Convention on Climate Change resulted in the Kyoto Protocol requiring participating countries, which does not include the U.S., to reduce GHGs commencing in 2008 and has been extended through 2020. The Obama Administration submitted in March 2015, a formal pledge for the U.S. to reduce its economy-wide greenhouse gas emissions by 26 to 28 percent below 2005 levels by 2025 and joined in adopting the agreement reached on December 12, 2015 at the United Nations Framework Convention on Climate Change meetings in Paris. The Paris Agreement must be ratified by at least 55 countries representing at least 55% of global GHG emissions before its non-binding obligations to limit global warming to well below two degrees Celsius become effective. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations. The CO2 emissions per KWH of electricity generated by FirstEnergy is lower than many of its regional competitors due to its diversified generation sources, which include low or non-CO2 emitting gas-fired and nuclear generators.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations will phase-in as permits are renewed on a five-year cycle from 2018 to 2023. The final rule also allows plants to commit to more stringent effluent limits for wet scrubber systems based on evaporative technology and in return have until the end of 2023 to meet the more stringent limits. Depending on the outcome of appeals and how any final rules are ultimately implemented, the future costs of compliance with these standards may be substantial and changes to FirstEnergy's and FES' operations may result.

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

Pursuant to a 2013 consent decree, PA DEP issued a 2014 permit for the Little Blue Run CCR impoundment requiring the Bruce Mansfield plant to cease disposal of CCRs by December 31, 2016 and FG to provide bonding for 45 years of closure and post-closure activities and to complete closure within a 12-year period, but authorizing FG to seek a permit modification based on "unexpected site conditions that have or will slow closure progress." The permit does not require active dewatering of the CCRs, but does require a groundwater assessment for arsenic and abatement if certain conditions in the permit are met. The Bruce Mansfield plant is pursuing several options for disposal of CCRs following December 31, 2016 and expects beneficial reuse and disposal options will be sufficient for the ongoing operation of the plant. On May 22, 2015 and September 21, 2015, the PA DEP reissued a permit for the Hatfield's Ferry CCR disposal facility and then modified that permit to allow disposal of Bruce Mansfield plant CCR. On July 6, 2015 and October 22, 2015, the Sierra Club filed Notices of Appeal with the Pennsylvania Environmental Hearing Board challenging the renewal, reissuance and modification of the permit for the Hatfield’s Ferry CCR disposal facility.

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of March 31, 2016 based on estimates of the total costs of cleanup, FE's and its subsidiaries' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $123 million have been accrued through March 31, 2016. Included in the total are accrued liabilities of approximately $87 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FirstEnergy or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of March 31, 2016, FirstEnergy had approximately $2.4 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. The values of FirstEnergy's NDTs fluctuate based on market conditions. If the value of the trusts decline by a material amount, FirstEnergy's obligation to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs. FE and FES have also entered into a total of $24.5 million in parental guarantees in support of the decommissioning of the spent fuel storage facilities located at the nuclear facilities. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of its parental guarantees, as appropriate.

In August 2010, FENOC submitted an application to the NRC for renewal of the Davis-Besse operating license for an additional twenty years. On December 8, 2015, the NRC renewed the operating license for Davis-Besse, which is now authorized to continue operation through April 22, 2037. Prior to that decision, the NRC Commissioners denied an intervenor's request to reopen the record and admit a contention on the NRC’s Continued Storage Rule. On August 6, 2015, this intervenor sought review of the NRC Commissioners' decision before the U.S. Court of Appeals for the DC Circuit. FENOC intervened in that proceeding.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued, ASU 2014-09 "Revenue from Contracts with Customers", requiring entities to recognize revenue by applying a five-step model in accordance with the core principle to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the accounting for costs to obtain or fulfill a contract with a customer is specified and disclosure requirements for revenue recognition are expanded. In August 2015, the FASB issued a final ASU deferring the effective date until fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, (the original effective date). In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", clarifying the principal versus agent implementation guidance in the following areas: unit of account at which the principal/agent determination is made; applying the control principle to certain types of transactions and the control principle and principal/agent indicators. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing”, clarifying the identification of performance obligations and the licensing implementation guidance. The standards shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. FirstEnergy is currently evaluating the impact on its financial statements of adopting these standards.

In February 2015, the FASB issued, ASU 2015-02 "Consolidations: Amendments to the Consolidation Analysis", which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. A reporting entity must apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or apply the amendments retrospectively. FirstEnergy's adoption of ASU 2015-02, on January 1, 2016, did not result in a change in the consolidation of VIEs by FirstEnergy or its subsidiaries. See Note 6, Variable Interest Entities, for additional information.

In April 2015, the FASB issued, ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In addition, in August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which allows debt issuance costs related to line of credit arrangements to be presented as an asset and amortized ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. FirstEnergy adopted ASU 2015-15 and ASU 2015-03 beginning January 1, 2016. As of December 31, 2015, FirstEnergy and FES reclassified $93 million and $17 million of debt issuance costs included in Deferred Charges and Other Assets to Long-term Debt and Other Long-term Obligations. FirstEnergy will elect to continue presenting debt issuance costs relating to its revolving credit facilities as an asset.

In January of 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities", which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The ASU will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. FirstEnergy is currently evaluating the impact on its financial statements of adopting this standard.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. In addition, new qualitative and quantitative disclosures of the amounts, timing, and uncertainty of cash flows arising from leases will be required. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Lessors and lessees will be required to apply a modified retrospective transition approach, which requires adjusting the accounting for any leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. FirstEnergy is currently evaluating the impact on its financial statements of adopting this standard.
In March of 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of the accounting for employee share-based payment. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will not require liability accounting when an employer repurchases more of an employee’s shares for tax withholding purposes. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. FirstEnergy is currently evaluating the impact on its financial statements of adopting this standard.

Additionally, in March of 2016, the FASB issued the following ASUs:

•	ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”,

•	ASU 2016-06, “Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force)", and

•	ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting”.

FirstEnergy does not expect these ASUs to have a material effect on its financial statements.

FIRSTENERGY SOLUTIONS CORP.

MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

FES is a wholly owned subsidiary of FE. FES provides energy-related products and services to retail and wholesale customers, and through its principal subsidiaries, FG and NG, owns or leases, operates and maintains FirstEnergy’s fossil and hydroelectric generation facilities (excluding AE Supply and MP), and owns, through its subsidiary, NG, FirstEnergy’s nuclear generation facilities. FENOC, a wholly owned subsidiary of FE, operates and maintains the nuclear generating facilities. FES purchases the entire output of the generation facilities owned by FG, NG and AE Supply, as well as the output relating to leasehold interests of OE and TE in certain of those facilities that are subject to sale and leaseback arrangements, and pursuant to full output, cost-of-service PSAs.

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

Following the PUCO’s March 31, 2016, Order and Opinion, approving, with modification, the Ohio Companies’ ESP IV as discussed above, FES entered into the ESP IV PPA with the Ohio Companies on April 1, 2016. The ESP IV PPA has an eight-year term whereby FES will sell all the output of the ESP IV PPA Facilities, which represents 3,241 MWs of generating capacity, to the Ohio Companies, beginning June 1, 2016. In exchange for the rights to this output, the Ohio Companies will pay FES a negotiated rate consisting of all the costs, expenses and capital investment necessary to operate the Sammis and Davis-Besse plants, as well as FES' costs related to its OVEC entitlement interest. The ESP IV PPA would provide a stable source of cash flow to FES over the term of the agreement, which would enhance FE and FES’ credit metrics, while providing Ohio customers a hedge against volatility and retail price increases through Rider RRS. Certain parties have filed complaints and expressed intention to challenge in the courts and/or before FERC, the ESP IV PPA. See FirstEnergy’s Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information with respect to the ESP IV PPA.

If, as further described above, the ESP IV PPA is denied or unable to be implemented resulting from current or future challenges before FERC or in the courts, the MWHs covered under the ESP IV PPA of approximately 15 to 25 million MWHs annually would be subject to current retail or wholesale market prices, which continue to be depressed, and could negatively and materially impact the future results of operations and financial condition of FES.

FES continues to evaluate its overall generation business, including plant operations, capital investments, and operation and maintenance expenses, in light of the continued pressure on energy and capacity prices.

Through its own facilities and purchased power agreements with affiliates described above, FES has the capability to produce approximately 75 to 80 million MWHs of electricity annually, with up to an additional five million MWHs available from purchased power agreements for wind, solar and FES' entitlement in OVEC. As a result of the ESP IV PPA discussed above, in 2017 and going forward, FES expects to hedge 70% - 80% of its generation output by targeting approximately 35 to 45 million MWHs in annual contract sales; selling 15 to 25 million MWHs to the Ohio Companies under the ESP IV PPA; and maintaining up to 20 million MWHs as reserve margin. For the period April 1, 2016 to December 31, 2016, FES’ generation supply, including committed purchases, is 100% hedged against committed sales, including the ESP IV PPA and assuming normal weather conditions. Contractual sales obligations for the periods April 1, 2016 to December 31, 2016 and 2017 are approximately 59 million MWHs and 62 million MWHs, respectively.

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

For additional information with respect to FES, please see the information contained in FirstEnergy’s Management’s Discussion and Analysis of Financial Condition and Results of Operations under the following subheadings, which information is incorporated by reference herein: FirstEnergy's Business, Executive Summary, Capital Resources and Liquidity, Guarantees and Other Assurances, Off-Balance Sheet Arrangements, Market Risk Information, Credit Risk and Outlook.

Results of Operations

Operating results increased $134 million in the first three months of 2016, compared to the same period of 2015, primarily from higher capacity revenue resulting from higher capacity auction prices. Additionally, operating results were impacted by mark-to-market gains on commodity contract positions and the absence of a gain recognized in the first quarter of 2015 associated with the elimination of an obligation under an existing coal contract. Furthermore, lower sales volumes were offset by lower fuel, purchased power and transmission expenses.

Revenues -

Total revenues decreased $178 million, in the first three months of 2016, compared to the same period of 2015, primarily due to lower sales volumes resulting from the continuation of FES' strategy to more effectively hedge its generation. Revenues were also impacted by higher capacity revenues and higher net gains on financially settled contracts, as further described below.

The change in total revenues resulted from the following sources:

	Three Months Ended March 31		Increase
Revenues by Type of Service	2016	2015	(Decrease)
	(In millions)
Contract Sales:
Direct	$206	$393	$(187)
Governmental Aggregation	240	288	(48)
Mass Market	49	98	(49)
POLR	157	275	(118)
Structured Sales	155	125	30
Total Contract Sales	807	1,179	(372)
Wholesale	328	92	236
Transmission	19	59	(40)
Other	45	47	(2)
Total Revenues	$1,199	$1,377	$(178)

	Three Months Ended March 31		Increase
MWH Sales by Channel	2016	2015	(Decrease)
	(In thousands)
Contract Sales:
Direct	3,794	7,249	(47.7)%
Governmental Aggregation	3,569	4,598	(22.4)%
Mass Market	703	1,435	(51.0)%
POLR	2,552	4,822	(47.1)%
Structured Sales	3,779	2,955	27.9%
Wholesale	363	—	—
Total MWH Sales	14,760	21,059	(29.9)%

The following table summarizes the price and volume factors contributing to changes in revenues in the first three months of 2016 compared with the same period of 2015:

	Source of Change in Revenues
	Increase (Decrease)
MWH Sales Channel:	Sales Volumes	Prices	Gain on Settled Contracts	Capacity Revenue	Total
	(In millions)
Direct	$(188)	$1	$—	$—	$(187)
Governmental Aggregation	(65)	17	—	—	(48)
Mass Market	(50)	1	—	—	(49)
POLR	(130)	12	—	—	(118)
Structured Sales	35	(5)	—	—	30
Wholesale	10	—	70	156	236

The Direct, Governmental Aggregation and Mass Market customer base was 1.6 million as of March 31, 2016, compared to 2.0 million as of March 31, 2015, reflecting FES' strategy to more effectively hedge its generation. Although unit pricing was higher year-over-year in the Direct, Governmental Aggregation and Mass Market channels, the increase was primarily attributable to higher capacity expense as discussed below, which is a component of the retail price.

The decrease in POLR sales of $118 million was due to lower volumes, partially offset by higher rates associated with recent POLR auctions. Structured Sales increased $30 million primarily due to higher volumes, partially offset by the impact of lower market prices.

Wholesale revenues increased $236 million, primarily due to an increase in capacity revenue from higher capacity auction prices, higher net gains on financially settled contracts and an increase in short-term (net hourly position) transactions. Although wholesale short-term transactions increased year-over-year, low average spot market energy prices reduced the economic dispatch of fossil generating units, limiting additional wholesale sales.

Transmission revenue decreased $40 million in the first three months of 2016, as compared to the same period of 2015, primarily due to lower congestion revenue associated with less volatile market conditions.

Operating Expenses -

Total operating expenses decreased $392 million in the first three months of 2016 compared to the same period of 2015.

The following table summarizes the factors contributing to the changes in fuel and purchased power costs in the first three months of 2016 compared with the same period of 2015:

	Source of Change
	Increase (Decrease)
Operating Expense	Volumes	Prices	Loss on Settled Contracts	Capacity Expense	Total
	(In millions)
Fossil Fuel	$(66)	$(7)	$12	$—	$(61)
Nuclear Fuel	(1)	(3)	—	—	(4)
Affiliated Purchased Power	(2)	(9)	23	—	12
Non-affiliated Purchased Power	(204)	(48)	42	44	(166)

Fossil and nuclear fuel costs decreased $65 million, primarily due to lower economic dispatch of fossil units resulting from low wholesale spot market energy prices, as described above, as well as lower unit prices on fuel contracts. Additionally, fuel costs were impacted by the absence of a $12 million gain recognized in the first quarter of 2015 associated with the elimination of an obligation under an existing coal contract.

Affiliated purchased power costs increased $12 million, primarily associated with net losses on financially settled contracts with AE Supply resulting from lower wholesale spot market prices in the first three months of 2016, as compared to the same period of 2015.

Non-affiliated purchased power costs decreased $166 million due to lower volumes ($204 million) and lower prices, net of financials ($6 million), partially offset by higher capacity expenses ($44 million). Lower volumes primarily resulted from lower contract sales as discussed above, partially offset by economic purchases resulting from the low wholesale spot market price environment. The increase in capacity expense, which is a component of FES' retail price, was primarily the result of higher capacity rates associated with FES' retail sales obligations.

Other operating expenses decreased $173 million in the first three months of 2016, compared to the same period of 2015, primarily due to the following:

•
Nuclear operating costs decreased $11 million as a result of lower planned refueling outage costs. The refueling outage at Davis-Besse began March 26, 2016, while the refueling outage at Perry began on March 9, 2015.

•	Retirement benefit costs increased $8 million.

•
Transmission expenses decreased $101 million, primarily due to lower congestion and market-based ancillary costs associated with less volatile market conditions as compared to the first quarter of 2015, as well as lower load requirements.

•	Other operating expenses decreased $71 million, primarily due to $65 million in mark-to-market gains on commodity contract positions and a decrease in retail-related costs.

Other Expense —

Total other income increased $4 million in the first three months of 2016, compared to the same period of 2015, primarily due to higher income on NDT investments and lower interest expense.

Income Taxes (Benefits) —

FES' effective tax rate for the three months ended March 31, 2016 and 2015 was 38.5% and 40.0%, respectively.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, FE's and FES' internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 9, Regulatory Matters, and Note 10, Commitments, Guarantees and Contingencies, of the Combined Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report including, without limitation, the below revised risk factor, the reader should carefully consider the factors discussed in "Item 1A. Risk Factors" in the Registrants' Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Registrants' business, financial condition or future results.

Should there be a Subsequent Modification or Amendment to, Denial of, or Delay in the Effectiveness of, the PUCO Order Approving ESP IV or if the ESP IV PPA is Invalidated, Terminated, Substantially Modified or the Effectiveness thereof is otherwise Substantially Impaired or Delayed, then in either Case, there may be a Material and Adverse Impact to the Credit Ratings, Results of Operations and Financial Condition of FE and FES

On March 31, 2016, the PUCO approved, with modifications, the Ohio Companies ESP IV entitled Powering Ohio's Progress that contemplates continuing a base distribution rate freeze and includes continuing their Rider DCR mechanism and competitive bidding process for non-shopping load and to undertake and implement an Economic Stability Program provision, which is designed to provide customers retail rate stability against market prices over a longer term. However, the PUCO’s order approving the ESP IV remains subject to rehearing by the PUCO and appeal to the Supreme Court of Ohio. Any subsequent amendment or modification to, denial of, or delay in the effectiveness of, the PUCO’s order approving the ESP IV could impose risks on our operations and materially and adversely impact the credit ratings, results of operations and financial condition of FE and FES.

On January 27, 2016, certain parties filed a complaint with FERC against FES and the Ohio Companies requesting FERC review the then proposed ESP IV PPA under Section 205 of the FPA. In a separate proceeding on March 21, 2016, a number of generation owners filed a complaint with FERC against PJM requesting that FERC expand the MOPR in the PJM Tariff to prevent the alleged artificial suppression of prices in the PJM capacity markets by state-subsidized generation, in particular the alleged price suppression that would result from the then proposed ESP IV PPA and other similar agreements. In addition to such proceedings, various opponents have expressed an intention to challenge the ESP IV PPA or the PUCO's approval of the ESP IV in the courts and/or before FERC. Management intends to vigorously defend against such challenges. However, if, as a result of such challenges, the ESP IV PPA is either invalidated, terminated, substantially modified or the effectiveness thereof is otherwise substantially impaired or delayed, there could be a material and adverse impact to the credit ratings, results of operations and financial condition of FE and FES.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None
ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS

Exhibit Number

FirstEnergy
(B)	10.1	Executive Short-Term Incentive Program, effective February 16, 2016 (incorporated herein by reference to FE’s Form 10-K filed February 16, 2016. Exhibit 10-56, File No. 333-21011)
(B)	10.2	Form of 2016-2018 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated herein by reference to FE’s Form 10-K filed February 16, 2016. Exhibit 10-57, File No. 333-21011)
(B)	10.3	Form of 2016-2018 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated herein by reference to FE’s Form 10-K filed February 16, 2016. Exhibit 10-58, File No. 333-21011)
(B)	10.4	Form of 2016 Restricted Stock Award Agreement (incorporated herein by reference to FE’s Form 10-K filed February 16, 2016. Exhibit 10-59, File No. 333-21011)
(A)	12	Fixed charge ratio
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

FES
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Solutions Corp. for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

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
April 26, 2016

FIRSTENERGY CORP.
Registrant

FIRSTENERGY SOLUTIONS CORP.
Registrant

/s/ K. Jon Taylor
K. Jon Taylor
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number

FirstEnergy
(B)	10.1	Executive Short-Term Incentive Program, effective February 16, 2016 (incorporated herein by reference to FE’s Form 10-K filed February 16, 2016. Exhibit 10-56, File No. 333-21011)
(B)	10.2	Form of 2016-2018 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated herein by reference to FE’s Form 10-K filed February 16, 2016. Exhibit 10-57, File No. 333-21011)
(B)	10.3	Form of 2016-2018 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated herein by reference to FE’s Form 10-K filed February 16, 2016. Exhibit 10-58, File No. 333-21011)
(B)	10.4	Form of 2016 Restricted Stock Award Agreement (incorporated herein by reference to FE’s Form 10-K filed February 16, 2016. Exhibit 10-59, File No. 333-21011)
(A)	12	Fixed charge ratio
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

FES
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Solutions Corp. for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

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