Form 10-Q
period 2017-03-31
FIRSTENERGY CORP; FirstEnergy Solutions Corp.
filed 2017-04-27
CIK 1031296, 1407703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	FirstEnergy Corp.

Accelerated Filer ☐	N/A

Non-accelerated Filer (Do not check if a smaller reporting company) ☑	FirstEnergy Solutions Corp.

Smaller Reporting Company ☐	N/A

Emerging Growth Company ☐	N/A

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑	FirstEnergy Corp. and FirstEnergy Solutions Corp.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF MARCH 31, 2017
FirstEnergy Corp., $0.10 par value	443,740,014
FirstEnergy Solutions Corp., no par value	7
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

These SEC filings are posted on the web site as soon as reasonably practicable after they are electronically filed with the SEC. Additionally, the registrants routinely post additional important information including press releases, investor presentations and notices of upcoming events, under the "Investors" section of FirstEnergy’s web site and recognize FirstEnergy’s web site as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Investors may be notified of postings to the web site by signing up for email alerts and RSS feeds on the "Investors" page of FirstEnergy's web site. FirstEnergy also uses Twitter® and Facebook® as additional channels of distribution to reach public investors and as a supplemental means of disclosing material non-public information for complying with its disclosure obligations under Regulation FD. Information contained on FirstEnergy’s web site, Twitter® handle or Facebook® page, and any corresponding applications of those sites, shall not be deemed incorporated into, or to be part of, this report.
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

Forward-Looking Statements: This Form 10-Q includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements include declarations regarding management's intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” "forecast," "target," "will," "intend," “believe,” "project," “estimate," "plan" and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following:

•	The ability to experience growth in the Regulated Distribution and Regulated Transmission segments and the effectiveness of our strategy to transition to a fully regulated business profile.

•	The accomplishment of our regulatory and operational goals in connection with our transmission investment plan, including, but not limited to, our planned transition to forward-looking formula rates.

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

•	Success of legislative and regulatory solutions for generation assets that recognize their environmental or energy security benefits.

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

•
The risks and uncertainties at the CES segment, including FES and its subsidiaries and FENOC, related to continued depressed wholesale energy and capacity markets, and the viability and/or success of strategic business alternatives, such as pending and potential CES generating unit asset sales, the potential conversion of the remaining generation fleet from competitive operations to a regulated or regulated-like construct or the potential need to deactivate additional generating units.

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

•
Other legislative and regulatory changes, including the new federal administration's required review and potential revision of environmental requirements, including, but not limited to, the effects of the EPA's CPP, CCR, CSAPR and MATS programs, including our estimated costs of compliance, CWA waste water effluent limitations for power plants, and CWA 316(b) water intake regulation.

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

•
Further actions that may be taken by credit rating agencies that could negatively affect us and/or our subsidiaries’ access to financing, increase the costs thereof, increase requirements to post additional collateral to support, or accelerate payments under outstanding commodity positions, LOCs and other financial guarantees, and the impact of these events on the financial condition and liquidity of FirstEnergy and/or its subsidiaries, specifically FES and its subsidiaries.

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

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in FirstEnergy’s and FES’ filings with the SEC, including but not limited to the most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on FirstEnergy's business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. The registrants expressly disclaim any current intention to update, except as required by law, any forward-looking statements contained herein as a result of new information, future events or otherwise.

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE	Allegheny Energy, Inc., a Maryland utility holding company that merged with a subsidiary of FirstEnergy on February 25, 2011. As of January 1, 2014, AE merged with and into FirstEnergy Corp.
AESC	Allegheny Energy Service Corporation, a subsidiary of FirstEnergy Corp.
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of AE Supply and equity method investee of MP.
ATSI	American Transmission Systems, Incorporated, formerly a direct subsidiary of FE that became a subsidiary of FET in April 2012, which owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
CES	Competitive Energy Services, a reportable operating segment of FirstEnergy
FE	FirstEnergy Corp., a public utility holding company
FENOC	FirstEnergy Nuclear Operating Company, which operates NG's nuclear generating facilities
FES	FirstEnergy Solutions Corp., together with its consolidated subsidiaries, which provides energy-related products and services
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, formerly known as Allegheny Energy Transmission, LLC which is the parent of ATSI, TrAIL and MAIT, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	FirstEnergy Generation, LLC, a wholly owned subsidiary of FES, which owns and operates non-nuclear generating facilities
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	FirstEnergy Nuclear Generation, LLC, a subsidiary of FES, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
PNBV	PNBV Capital Trust, a special purpose entity created by OE in 1996
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:
AAA	American Arbitration Association
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AOCI	Accumulated Other Comprehensive Income

GLOSSARY OF TERMS, Continued

ARO	Asset Retirement Obligation
ARR	Auction Revenue Right
ASU	Accounting Standards Update
BGS	Basic Generation Service
BNSF	BNSF Railway Company
BRA	PJM RPM Base Residual Auction
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CDWR	California Department of Water Resources
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
CPP	EPA's Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CSX	CSX Transportation, Inc.
CTA	Consolidated Tax Adjustment
CWA	Clean Water Act
DCR	Delivery Capital Recovery
DMR	Distribution Modernization Rider
DR	Demand Response
DSIC	Distribution System Improvement Charge
DSP	Default Service Plan
EDC	Electric Distribution Company
EE&C	Energy Efficiency and Conservation
EGS	Electric Generation Supplier
ELPC	Environmental Law & Policy Center
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
EPA	United States Environmental Protection Agency
ERO	Electric Reliability Organization
ESP IV	Electric Security Plan IV
ESP IV PPA	Unit Power Agreement entered into on April 1, 2016 by and between the Ohio Companies and FES
Facebook®	Facebook is a registered trademark of Facebook, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FMB	First Mortgage Bond
FPA	Federal Power Act
FTR	Financial Transmission Right
GAAP	Accounting Principles Generally Accepted in the United States of America
GHG	Greenhouse Gases
GWH	Gigawatt-hour
HB554	Ohio House Bill No. 554
HCl	Hydrochloric Acid
ICE	Intercontinental Exchange, Inc.
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
KWH	Kilowatt-hour
LOC	Letter of Credit
LSE	Load Serving Entity

GLOSSARY OF TERMS, Continued

LTIIPs	Long-Term Infrastructure Improvement Plans
MATS	Mercury and Air Toxics Standards
MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator, Inc.
MLP	Master Limited Partnership
mmBTU	One Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.
MOPR	Minimum Offer Price Rule
MVP	Multi-Value Project
MW	Megawatt
MWH	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NJBPU	New Jersey Board of Public Utilities
NMB	Non-Market Based
NOAC	Northwestern Ohio Aggregation Coalition
NOL	Net Operating Loss
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NUG	Non-Utility Generation
NYPSC	New York State Public Service Commission
OCC	Ohio Consumers' Counsel
OPEB	Other Post-Employment Benefits
OTTI	Other Than Temporary Impairments
OVEC	Ohio Valley Electric Corporation
PA DEP	Pennsylvania Department of Environmental Protection
PCB	Polychlorinated Biphenyl
PCRB	Pollution Control Revenue Bond
PJM	PJM Interconnection, L.L.C.
PJM Region	The aggregate of the zones within PJM
PJM Tariff	PJM Open Access Transmission Tariff
PM	Particulate Matter
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Purchase Power Agreement
PPB	Parts Per Billion
PPUC	Pennsylvania Public Utility Commission
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCO	Public Utilities Commission of Ohio
PURPA	Public Utility Regulatory Policies Act of 1978
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Credit
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
REIT	Real Estate Investment Trust
RFC	ReliabilityFirst Corporation
RFP	Request for Proposal

GLOSSARY OF TERMS, Continued

RGGI	Regional Greenhouse Gas Initiative
ROE	Return on Equity
RPM	Reliability Pricing Model
RRS	Retail Rate Stability
RSS	Rich Site Summary
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
SB221	Amended Substitute Ohio Senate Bill No. 221
SB310	Substitute Ohio Senate Bill No. 310
SB320	Ohio Senate Bill No. 320
SBC	Societal Benefits Charge
SEC	United States Securities and Exchange Commission
Seventh Circuit	United States Court of Appeals for the Seventh Circuit
SIP	State Implementation Plan(s) Under the Clean Air Act
SO2	Sulfur Dioxide
Sixth Circuit	United States Court of Appeals for the Sixth Circuit
SOS	Standard Offer Service
SPE	Special Purpose Entity
SREC	Solar Renewable Energy Credit
SSO	Standard Service Offer
TDS	Total Dissolved Solid
TMI-2	Three Mile Island Unit 2
TO	Transmission Owner
Twitter®	Twitter is a registered trademark of Twitter, Inc.
U.S. Court of Appeals for the D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVDEP	West Virginia Department of Environmental Protection
WVPSC	Public Service Commission of West Virginia

v

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31
(In millions, except per share amounts)	2017	2016

REVENUES:
Regulated Distribution	$2,490	$2,510
Regulated Transmission	313	286
Unregulated businesses	749	1,073
Total revenues*	3,552	3,869

OPERATING EXPENSES:
Fuel	368	381
Purchased power	863	1,124
Other operating expenses	1,142	918
Provision for depreciation	275	329
Amortization of regulatory assets, net	59	61
General taxes	271	280
Total operating expenses	2,978	3,093

OPERATING INCOME	574	776

OTHER INCOME (EXPENSE):
Investment income	24	28
Interest expense	(287)	(288)
Capitalized financing costs	20	25
Total other expense	(243)	(235)

INCOME BEFORE INCOME TAXES	331	541

INCOME TAXES	126	213

NET INCOME	$205	$328

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.46	$0.78
Diluted	$0.46	$0.77

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	443	424
Diluted	444	426

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.72	$0.72

* Includes excise tax collections of $100 million and $107 million in the three months ended March 31, 2017 and 2016, respectively.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31
(In millions)	2017	2016

NET INCOME	$205	$328

OTHER COMPREHENSIVE INCOME:
Pension and OPEB prior service costs	(18)	(18)
Amortized losses on derivative hedges	3	2
Change in unrealized gains on available-for-sale securities	16	28
Other comprehensive income	1	12
Income taxes on other comprehensive income	—	4
Other comprehensive income, net of tax	1	8

COMPREHENSIVE INCOME	$206	$336

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164	$199
Receivables-
Customers, net of allowance for uncollectible accounts of $52 in 2017 and $53 in 2016	1,396	1,440
Other, net of allowance for uncollectible accounts of $1 in 2017 and 2016	155	175
Materials and supplies	531	564
Prepaid taxes	202	98
Derivatives	43	140
Collateral	122	176
Other	147	158
	2,760	2,950
PROPERTY, PLANT AND EQUIPMENT:
In service	42,976	43,767
Less — Accumulated provision for depreciation	15,769	15,731
	27,207	28,036
Construction work in progress	1,588	1,351
	28,795	29,387
INVESTMENTS:
Nuclear plant decommissioning trusts	2,571	2,514
Other	519	512
	3,090	3,026

ASSETS HELD FOR SALE (Note 1)	921	—

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,618	5,618
Regulatory assets	1,000	1,014
Other	1,028	1,153
	7,646	7,785
	$43,212	$43,148
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$2,147	$1,685
Short-term borrowings	2,750	2,675
Accounts payable	977	1,043
Accrued taxes	555	580
Accrued compensation and benefits	307	363
Derivatives	27	78
Collateral	46	42
Other	848	660
	7,657	7,126
CAPITALIZATION:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 490,000,000 shares - 443,740,014 and 442,344,218 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	44	44
Other paid-in capital	10,253	10,555
Accumulated other comprehensive income	175	174
Accumulated deficit	(4,333)	(4,532)
Total common stockholders’ equity	6,139	6,241
Long-term debt and other long-term obligations	17,762	18,192
	23,901	24,433
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	3,882	3,765
Retirement benefits	3,756	3,719
Asset retirement obligations	1,505	1,482
Deferred gain on sale and leaseback transaction	748	757
Adverse power contract liability	157	162
Other	1,606	1,704
	11,654	11,589
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 10)
	$43,212	$43,148

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31
(In millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$205	$328
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	392	461
Deferred purchased power and other costs	23	(10)
Deferred income taxes and investment tax credits, net	114	206
Deferred costs on sale leaseback transaction, net	12	12
Retirement benefits, net of payments	10	16
Pension trust contributions	—	(160)
Commodity derivative transactions, net (Note 8)	47	(64)
Changes in current assets and liabilities-
Receivables	68	1
Materials and supplies	11	4
Prepaid taxes and other current assets	(111)	(82)
Accounts payable	45	25
Accrued taxes	(131)	(110)
Accrued compensation and benefits	(137)	(102)
Other current liabilities	20	66
Collateral, net	58	(6)
Other	159	65
Net cash provided from operating activities	785	650

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	250	—
Short-term borrowings, net	75	425
Redemptions and Repayments-
Long-term debt	(211)	(31)
Common stock dividend payments	(159)	(152)
Other	(13)	(12)
Net cash (used for) provided from financing activities	(58)	230

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(588)	(698)
Nuclear fuel	(132)	(149)
Sales of investment securities held in trusts	738	465
Purchases of investment securities held in trusts	(761)	(488)
Asset removal costs	(35)	(34)
Other	16	39
Net cash used for investing activities	(762)	(865)

Net change in cash and cash equivalents	(35)	15
Cash and cash equivalents at beginning of period	199	131
Cash and cash equivalents at end of period	$164	$146

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31
(In millions)	2017	2016

STATEMENTS OF INCOME (LOSS)
REVENUES:
Electric sales to non-affiliates	$768	$1,007
Electric sales to affiliates	111	147
Other	35	45
Total revenues	914	1,199

OPERATING EXPENSES:
Fuel	144	165
Purchased power from affiliates	163	82
Purchased power from non-affiliates	160	377
Other operating expenses	518	240
Provision for depreciation	25	83
General taxes	21	26
Total operating expenses	1,031	973

OPERATING INCOME (LOSS)	(117)	226

OTHER INCOME (EXPENSE):
Investment income	20	13
Miscellaneous income	5	2
Interest expense — affiliates	(2)	(2)
Interest expense — other	(35)	(36)
Capitalized interest	8	10
Total other expense	(4)	(13)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFITS)	(121)	213

INCOME TAXES (BENEFITS)	(41)	82

NET INCOME (LOSS)	$(80)	$131

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$(80)	$131

OTHER COMPREHENSIVE INCOME:
Pension and OPEB prior service costs	(3)	(4)
Change in unrealized gains on available-for-sale securities	16	23
Other comprehensive income	13	19
Income taxes on other comprehensive income	5	7
Other comprehensive income, net of tax	8	12

COMPREHENSIVE INCOME (LOSS)	$(72)	$143

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$2
Receivables-
Customers, net of allowance for uncollectible accounts of $4 in 2017 and $5 in 2016	173	213
Affiliated companies	376	452
Other	51	27
Notes receivable from affiliated companies	—	29
Materials and supplies	252	267
Derivatives	43	137
Collateral	107	157
Prepaid taxes and other	51	63
	1,055	1,347
PROPERTY, PLANT AND EQUIPMENT:
In service	7,108	7,057
Less — Accumulated provision for depreciation	5,998	5,929
	1,110	1,128
Construction work in progress	488	427
	1,598	1,555
INVESTMENTS:
Nuclear plant decommissioning trusts	1,593	1,552
Other	10	10
	1,603	1,562
DEFERRED CHARGES AND OTHER ASSETS:
Property taxes	30	40
Accumulated deferred income taxes	2,268	2,279
Derivatives	17	77
Other	393	381
	2,708	2,777
	$6,964	$7,241
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$150	$179
Short-term borrowings - affiliated companies	114	101
Accounts payable-
Affiliated companies	316	550
Other	107	110
Accrued taxes	137	143
Derivatives	25	77
Other	194	156
	1,043	1,316
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 750 shares - 7 shares outstanding as of March 31, 2017 and December 31, 2016	3,658	3,658
Accumulated other comprehensive income	77	69
Accumulated deficit	(3,589)	(3,509)
Total common stockholder's equity	146	218
Long-term debt and other long-term obligations	2,812	2,813
	2,958	3,031
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	748	757
Retirement benefits	202	197
Asset retirement obligations	915	901
Derivatives	3	52
Other	1,095	987
	2,963	2,894
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 10)
	$6,964	$7,241

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31
(In millions)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(80)	$131
Adjustments to reconcile net income (loss) to net cash from operating activities-
Depreciation and amortization, including nuclear fuel, intangible assets and deferred debt-related costs	78	138
Deferred costs on sale and leaseback transaction, net	12	12
Deferred income taxes and investment tax credits, net	6	113
Investment impairments	3	8
Commodity derivative transactions, net (Note 8)	47	(64)
Changes in current assets and liabilities-
Receivables	92	2
Materials and supplies	(2)	24
Prepaid taxes and other current assets	11	(12)
Accounts payable	(126)	(103)
Accrued taxes	(16)	(15)
Other current liabilities	21	4
Collateral, net	50	(10)
Other	125	1
Net cash provided from operating activities	221	229

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Short-term borrowings, net	13	49
Redemptions and repayments-
Long-term debt	(29)	—
Other	(3)	(3)
Net cash (used for) provided from financing activities	(19)	46

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(85)	(143)
Nuclear fuel	(132)	(149)
Sales of investment securities held in trusts	231	138
Purchases of investment securities held in trusts	(245)	(151)
Cash investments	—	10
Loans to affiliated companies, net	29	11
Other	—	9
Net cash used for investing activities	(202)	(275)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	$2	$2

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

FE was organized under the laws of the State of Ohio in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, FES and its principal subsidiaries (FG and NG), AE Supply, MP, PE, WP, FET and its principal subsidiaries (ATSI, MAIT and TrAIL), and AESC. In addition, FE holds all of the outstanding equity of other direct subsidiaries including: FirstEnergy Properties, Inc., FEV, FENOC, FELHC, Inc., GPU Nuclear, Inc., and Allegheny Ventures, Inc.

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
FES, a subsidiary of FE, was organized under the laws of the State of Ohio in 1997. FES provides energy-related products and services to retail and wholesale customers. FES also owns and operates, through its FG subsidiary, fossil generating facilities and owns, through its NG subsidiary, nuclear generating facilities. FES purchases the entire output of the generation facilities owned by FG and NG, and the output relating to leasehold interests of OE and TE in certain of those facilities that are subject to sale and leaseback arrangements, and pursuant to full output, cost-of-service PSAs. Prior to April 1, 2016, FES financially purchased the uncommitted output of AE Supply's generation facilities under a PSA. On December 21, 2015, FES agreed, under a PSA, to physically purchase all the output of AE Supply's generation facilities effective April 1, 2016. FES and AE Supply terminated the PSA effective April 1, 2017. FES complies with the regulations, orders, policies and practices prescribed by the SEC, FERC, NRC and applicable state regulatory authorities.

These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 2016. These Notes to the Consolidated Financial Statements are combined for FirstEnergy and FES.

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

FE and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation as appropriate. FE and its subsidiaries consolidate a VIE when it is determined that it is the primary beneficiary (see "Note 6, Variable Interest Entities"). Investments in affiliates over which FE and its subsidiaries have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage of FE's ownership share of the entity’s earnings is reported in the Consolidated Statements of Income and Comprehensive Income.

For the three months ended March 31, 2017 and 2016, capitalized financing costs on FirstEnergy's Consolidated Statements of Income include $8 million of allowance for equity funds used during construction and $12 million and $17 million, respectively, of capitalized interest.

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

Over the past several years, CES has been impacted by a prolonged decrease in demand and excess generation supply in the PJM Region, which has resulted in a period of protracted low power and capacity prices. To address this, CES sold or deactivated more than 6,770 MWs of competitive generation from 2012 to 2015 and announced in 2016 plans to exit and/or deactivate an additional 856 MWs by 2020 related to the Bay Shore Unit 1 generating station and Units 1-4 of the W.H. Sammis generating station. Additionally, CES has continued to focus on cost reductions, including those identified as part of FirstEnergy’s previously disclosed cash flow improvement plan.

However, the energy and capacity markets continue to be weak, as evidenced by the significantly depressed capacity clearing prices and current forward pricing as well as the long-term fundamental view on energy and capacity prices. In order to focus on stable and predictable cash flow from its regulated business units, in November of 2016, FirstEnergy announced that it had begun a strategic review of its competitive operations as it transitions to a fully regulated utility with a target to implement its exit from competitive operations by mid-2018.

As a result of this strategic review, FirstEnergy announced in January 2017 that AE Supply and AGC had entered into an asset purchase agreement to sell four of AE Supply’s natural gas generating plants and approximately 59% of AGC’s interest in Bath County (1,572 MWs of combined capacity) for an all-cash purchase price of $925 million, subject to customary and other closing conditions, including the satisfaction and discharge of $305 million of AE Supply’s senior notes, which is expected to require the payment of a “make-whole” premium currently estimated to be approximately $100 million based on current interest rates. As a further condition to closing, FE will provide the purchaser two limited guarantees of certain obligations of AE Supply and AGC arising under the purchase agreement. The guarantees vary in amount and scope and expire in one and three years, respectively. Assets held for sale as of March 31, 2017 include the property, plant and equipment (net of accumulated provision for depreciation) of $919 million, materials and supplies inventory of $3 million and asset retirement obligations of approximately $1 million.

Additionally, AE Supply’s Pleasants power station (1,300 MWs) was selected in MP's RFP seeking additional generation capacity, and on March 6, 2017, MP and AE Supply signed an asset purchase agreement for MP to acquire the Pleasants power station for approximately $195 million, subject to customary and other closing conditions, including regulatory approvals. In addition, on March 7, 2017, MP and AE Supply filed applications with the WVPSC and FERC requesting authorization for such purchase.

The strategic options to exit the remaining portion of CES' generation are still uncertain, but could include one or more of the following:

•	Legislative or regulatory solutions for generation assets that recognize their environmental or energy security benefits,

•	Additional asset sales and/or plant deactivations,

•	Restructuring FES debt with its creditors, and/or

•	Seeking protection under U.S. bankruptcy laws for FES and possibly FENOC.

Furthermore, the strategic options, and the timing thereof, could be impacted by various events, including but not limited to, the following:

•	The FES debt maturities, interest payments and sale-leaseback commitments due in June 2017.

•
The outcome of the recently announced directive by the Secretary of Energy to complete a study by mid-June 2017 that explores critical issues central to protecting the long-term reliability of the electric grid, including the impact of federal policy interventions and the changing nature of electricity fuel mix, compensation of on-site fuel supply and other factors that strengthen grid resilience, and the impact of regulatory burdens, mandates and tax and subsidy policies on the premature retirement of baseload power plants.

•
The resolution of recently introduced legislation before the Ohio General Assembly that would create a zero-emission nuclear (ZEN) credit that would compensate nuclear power plants for their environmental attributes and the potential for ZEN legislative action in Pennsylvania.

•
The inability to finalize and consummate settlement agreements with the parties to the previously disclosed disputes regarding long-term coal transportation contracts as discussed in "Environmental Matters" below, whereby FG could be subject to materially higher damages owed to CSX, BNSF and NS.

Today, the competitive generation portfolio is comprised of more than 13,000 MWs of generation, primarily from coal, nuclear and natural gas and oil fuel sources. The assets can generate approximately 70-75 million MWHs annually, with up to an additional five million MWHs available from purchased power agreements for wind, solar, and CES' entitlement in OVEC, of which a portion is sold through various retail channels and the remainder targeting forward wholesale or spot sales. Subject to the completion of the sale of AE Supply's natural gas generating plants and AGC’s interest in Bath County, as well as the transfer of the Pleasants Power station to MP, the size and generation capacity of CES’ portfolio will reduce to approximately 10,000 MWs with approximately 60-65 million MWHs produced annually.

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

Going Concern at FES

Although FES has access to a $500 million secured line of credit with FE, all of which was available as of March 31, 2017, its current credit rating and the current forward wholesale pricing environment present significant challenges to FES. Furthermore, an inability to develop and execute upon viable alternative strategies for its competitive portfolio would continue to further stress the liquidity and financial condition of FES.

As previously disclosed, FES has $130 million of debt maturities in June of 2017 (and $515 million of maturing debt in 2018 beginning in the second quarter). Additionally, FES has interest payments and sale-leaseback commitments of $108 million due in June of 2017. Based on FES' current senior unsecured debt rating, capital structure and the forecasted decline in wholesale forward market prices over the next few years, the debt maturities are likely to be difficult to refinance, even on a secured basis. Failure to refinance the debt would further stress FES' anticipated liquidity. It is uncertain whether FES would use currently available liquidity to make upcoming debt and other payments. Furthermore, lack of clarity regarding the timing and viability of alternative strategies, including additional asset sales or deactivations and/or converting generation from competitive operations to a regulated or regulated-like construct in a way that provides FES with the means to satisfy its obligations over the long-term, may require FES to restructure debt and other financial obligations with its creditors or seek protection under U.S. bankruptcy laws. In the event FES seeks protection under U.S. bankruptcy laws, FENOC may similarly seek such protection. Although management is exploring capital and other cost reductions, asset sales, and other options to improve cash flow as well as continuing with legislative efforts to explore a regulatory solution, these obligations and their impact on liquidity raise substantial doubt about FES’ ability to meet its obligations as they come due over the next twelve months and, as such, its ability to continue as a going concern.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". Subsequent accounting standards updates have been issued which amend and/or clarify the application of ASU 2014-09. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. More detailed disclosures will also be required to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. For public business entities, the new revenue recognition guidance will be effective for annual and interim reporting periods beginning after December 15, 2017. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. FirstEnergy will not early adopt the standards. The standards shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. FirstEnergy has evaluated its revenues and expects limited impacts to current revenue recognition practices, dependent on the resolution of industry issues. FirstEnergy continues to assess the impact on its financial statements and disclosures as well as which transition method it will select to adopt the guidance.

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

In March of 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of the accounting for employee share-based payments. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also does not require liability accounting when an employer repurchases more of an employee’s shares for tax withholding purposes. FirstEnergy adopted ASU 2016-09 on January

1, 2017. Upon adoption, FirstEnergy elected to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings of approximately $6 million as of January 1, 2017. Additionally, FirstEnergy retrospectively applied the cash flow presentation requirement to present cash paid to tax authorities when shares are withheld to satisfy statutory tax withholding obligations as financing activity by reclassifying $12 million from operating activity to financing activity in the 2016 Statement of Cash Flow.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including the presentation of debt prepayment or debt extinguishment costs, all of which will be classified as financing activities. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. FirstEnergy early adopted this ASU as of January 1, 2017. There was no impact to prior periods.

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

On January 5, 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" that clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The ASU will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. FirstEnergy is currently evaluating the impact on its financial statements of adopting this standard.

On March 10, 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", which amends the requirements related to the presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only service costs are eligible for capitalization. The ASU will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. FirstEnergy is currently evaluating the impact on its financial statements of adopting this standard.

Additionally, during 2017, the FASB issued the following ASUs:

•
ASU 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update),”

•	ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,”

•
ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets" and

•	ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities."

FirstEnergy does not expect these ASUs to have a material effect on its financial statements.
2. EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share of common stock are computed using the weighted average number of common shares outstanding during the relevant period as the denominator. The denominator for diluted earnings per share of common stock reflects the weighted average of common shares outstanding plus the potential additional common shares that could result if dilutive securities and other agreements to issue common stock were exercised. As discussed above, FirstEnergy adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" beginning January 1, 2017. As of March 31, 2017 and March 31, 2016 there were no material impacts to the basic or diluted earnings per share due to the new standard.

The following table reconciles basic and diluted earnings per share of common stock:

(In millions, except per share amounts)	For the Three Months Ended March 31
Reconciliation of Basic and Diluted Earnings per Share of Common Stock	2017	2016

Net income	$205	$328

Weighted average number of basic shares outstanding	443	424
Assumed exercise of dilutive stock options and awards(1)	1	2
Weighted average number of diluted shares outstanding	444	426

Basic earnings per share of common stock	$0.46	$0.78
Diluted earnings per share of common stock	$0.46	$0.77

(1)	For both the three months ended March 31, 2017 and March 31, 2016, one million shares were excluded from the calculation of diluted shares outstanding, as their inclusion would be antidilutive.
3. PENSION AND OTHER POSTEMPLOYMENT BENEFITS

The components of the consolidated net periodic cost (credits) for pension and OPEB (including amounts capitalized) were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended March 31	2017	2016	2017	2016
	(In millions)
Service costs	$52	$48	$1	$1
Interest costs	97	100	7	7
Expected return on plan assets	(112)	(97)	(8)	(8)
Amortization of prior service costs (credits)	2	2	(20)	(20)
Net periodic costs (credits)	$39	$53	$(20)	$(20)

FES' share of the net periodic pension and OPEB costs (credits) were as follows:

	Pension		OPEB
	2017	2016	2017	2016
	(In millions)
For the Three Months Ended March 31	$3	$6	$(4)	$(4)

Pension and OPEB obligations are allocated to FE's subsidiaries, including FES, employing the plan participants. The net periodic pension and OPEB costs (credits), net of amounts capitalized, recognized in earnings by FirstEnergy and FES were as follows:

Net Periodic Benefit Expense (Credit)	Pension		OPEB
For the Three Months Ended March 31	2017	2016	2017	2016
	(In millions)
FirstEnergy	$32	$37	$(15)	$(15)
FES	3	6	(4)	(4)

As of March 31, 2017, and December 31, 2016, FES has $866 million of affiliated non-current liabilities related to allocated pension and OPEB mark-to-market costs, of which $570 million is from FENOC.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, in the three months ended March 31, 2017 and 2016, for FirstEnergy are included in the following tables:

FirstEnergy	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance as of January 1, 2017	$(28)	$52	$150	$174

Other comprehensive income before reclassifications	—	32	—	32
Amounts reclassified from AOCI	3	(16)	(18)	(31)
Other comprehensive income (loss)	3	16	(18)	1
Income taxes (benefits) on other comprehensive income (loss)	1	5	(6)	—
Other comprehensive income (loss), net of tax	2	11	(12)	1

AOCI Balance as of March 31, 2017	$(26)	$63	$138	$175

AOCI Balance as of January 1, 2016	$(33)	$18	$186	$171

Other comprehensive income before reclassifications	—	41	—	41
Amounts reclassified from AOCI	2	(13)	(18)	(29)
Other comprehensive income (loss)	2	28	(18)	12
Income taxes (benefits) on other comprehensive income (loss)	1	10	(7)	4
Other comprehensive income (loss), net of tax	1	18	(11)	8

AOCI Balance as of March 31, 2016	$(32)	$36	$175	$179

The following amounts were reclassified from AOCI for FirstEnergy in the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31		Affected Line Item in Consolidated Statements of Income
Reclassifications from AOCI(2)	2017	2016
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$—	$—	Other operating expenses
Long-term debt	3	2	Interest expense
	3	2	Total before taxes
	(1)	(1)	Income taxes
	$2	$1	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$(16)	$(13)	Investment income
	6	5	Income taxes
	$(10)	$(8)	Net of tax

Defined benefit pension and OPEB plans
Prior-service costs	$(18)	$(18)	(1)
	6	7	Income taxes
	$(12)	$(11)	Net of tax

(1) These AOCI components are included in the computation of net periodic pension cost. See Note 3, Pension and Other Postemployment Benefits for additional details.
(2) Amounts in parenthesis represent credits to the Consolidated Statements of Income from AOCI.

The changes in AOCI, net of tax, in the three months ended March 31, 2017 and 2016, for FES are included in the following tables:

FES
	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance as of January 1, 2017	$(9)	$48	$30	$69

Other comprehensive income before reclassifications	—	31	—	31
Amounts reclassified from AOCI	—	(15)	(3)	(18)
Other comprehensive income (loss)	—	16	(3)	13
Income taxes (benefits) on other comprehensive income (loss)	—	6	(1)	5
Other comprehensive income (loss), net of tax	—	10	(2)	8

AOCI Balance as of March 31, 2017	$(9)	$58	$28	$77

AOCI Balance as of January 1, 2016	$(9)	$16	$39	$46

Other comprehensive income before reclassifications	—	36	—	36
Amounts reclassified from AOCI	—	(13)	(4)	(17)
Other comprehensive income (loss)	—	23	(4)	19
Income tax (benefits) on other comprehensive income (loss)	—	9	(2)	7
Other comprehensive income (loss), net of tax	—	14	(2)	12

AOCI Balance as of March 31, 2016	$(9)	$30	$37	$58

The following amounts were reclassified from AOCI for FES in the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31		Affected Line Item in Consolidated Statements of Income (Loss)
Reclassifications from AOCI(2)	2017	2016
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$—	$—	Other operating expenses
	—	—	Income taxes (benefits)
	$—	$—	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$(15)	$(13)	Investment income
	6	5	Income taxes (benefits)
	$(9)	$(8)	Net of tax

Defined benefit pension and OPEB plans
Prior-service costs	$(3)	$(4)	(1)
	1	2	Income taxes (benefits)
	$(2)	$(2)	Net of tax

(1) These AOCI components are included in the computation of net periodic pension cost. See Note 3, Pension and Other Postemployment Benefits for additional details.
(2) Amounts in parenthesis represent credits to the Consolidated Statements of Income (Loss) from AOCI.

5. INCOME TAXES

FirstEnergy’s and FES’ interim effective tax rates reflect the estimated annual effective tax rates for 2017 and 2016. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.

FirstEnergy’s effective tax rate for the three months ended March 31, 2017 and 2016 was 38.1% and 39.4%, respectively. The decrease in the effective tax rate is primarily due to tax benefits recognized in the first quarter of 2017.

FES’ effective tax rate for the three months ended March 31, 2017 and 2016 was 33.9% on pre-tax losses and 38.5% on pre-tax income, respectively. The change in the effective tax rate is primarily due to valuation allowances on state tax benefits resulting from charges associated with long-term coal transportation contract disputes, as discussed in Note 10, Commitments, Guarantees, and Contingencies.

As of March 31, 2017, it is reasonably possible that approximately $51 million of unrecognized tax benefits may be resolved within the next twelve months as a result of the statute of limitations expiring and expected resolution with respect to certain claims, of which approximately $26 million would affect FirstEnergy's effective tax rate.

In February 2017, the IRS completed its examination of FirstEnergy's 2015 federal income tax return and issued a Full Acceptance Letter with no changes or adjustments to FirstEnergy's taxable income or effective tax rate.

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

•
Ohio Securitization - In September 2012, the Ohio Companies created separate, wholly-owned limited liability companies (SPEs) which issued phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase-in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase-in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. In the aggregate, the Ohio Companies are entitled to annual servicing fees of $445 thousand that are recoverable through the usage-based charges. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of March 31, 2017 and December 31, 2016, $327 million and $339 million of the phase-in recovery bonds were outstanding, respectively.

•
JCP&L Securitization - In June 2002, JCP&L Transition Funding sold transition bonds to securitize the recovery of JCP&L’s bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station. In August 2006, JCP&L Transition Funding II sold transition bonds to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS. JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy’s and JCP&L’s Consolidated Balance Sheets. The transition bonds are the sole obligations of JCP&L Transition Funding and JCP&L Transition Funding II and are collateralized by each company’s equity and assets, which consist primarily of bondable transition property. As of March 31, 2017 and December 31, 2016, $74 million and $85 million of the transition bonds were outstanding, respectively.

•
MP and PE Environmental Funding Companies - The entities issued bonds, the proceeds of which were used to construct environmental control facilities. The special purpose limited liability companies own the irrevocable right to collect non-bypassable environmental control charges from all customers who receive electric delivery service in MP's and PE's West Virginia service territories. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the special purpose limited liability companies, have no recourse to any assets or revenues of the special purpose limited liability companies. As of March 31, 2017 and December 31, 2016, $395 million and $406 million of the environmental control bonds were outstanding, respectively.

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

As discussed in "Note 10, Commitments, Guarantees and Contingencies", FE is the guarantor under Global Holding's $300 million term loan facility. Failure by Global Holding to meet the terms and conditions under its term loan facility could require FE to be obligated under the provisions of its guarantee, resulting in consolidation of Global Holding by FE.

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

FirstEnergy maintains 12 long-term PPAs with NUG entities that were entered into pursuant to PURPA. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, any of these entities. FirstEnergy has determined that for all but one of these NUG entities, it does not have a variable interest or the entities do not meet the criteria to be considered a VIE. FirstEnergy may hold a variable interest in the remaining one entity; however, it applied the scope exception that exempts enterprises unable to obtain the necessary information to evaluate entities.

Because FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power. FirstEnergy expects any above-market costs incurred at its Regulated Distribution segment to be recovered from customers. Purchased power costs related to the contract that may contain a variable interest during the three months ended March 31, 2017 and 2016 were $28 million and $31 million, respectively.

•
Sale and Leaseback Transactions - OE and FES have obligations that are not included on their Consolidated Balance Sheets related to the Beaver Valley Unit 2 and 2007 Bruce Mansfield Unit 1 sale and leaseback arrangements, respectively, which are satisfied through operating lease payments. FirstEnergy is not the primary beneficiary of these interests as it does not have control over the significant activities affecting the economics of the arrangements. As of March 31, 2017, OE's leasehold interest was 2.60% of Beaver Valley Unit 2 and FES' leasehold interest was 93.83% of Bruce Mansfield Unit 1.

On June 24, 2014, OE exercised its irrevocable right to repurchase from the remaining owner participants the lessors' interests in Beaver Valley Unit 2 at the end of the lease term (June 1, 2017), for a combined $38 million, which right to repurchase, but not the obligation, was assigned to NG in 2014. If NG exercises that right, upon the completion of the repurchase, NG will have obtained all of the lessor equity interests at Beaver Valley Unit 2. Therefore, upon the expiration of the Beaver Valley Unit 2 leases, NG will be the sole owner of Beaver Valley Unit 2 and entitled to 100% of the unit's output. If NG does not exercise the repurchase right, OE will be obligated to repurchase these interests and, upon completion of the repurchase and expiration of the leases, will be the owner of a 2.60% interest in the unit and entitled to a pro rata share of the unit’s output.
FES and other FE subsidiaries are exposed to losses under their applicable sale and leaseback agreements upon the occurrence of certain contingent events. The maximum exposure under these provisions represents the net amount of casualty value payments due upon the occurrence of specified casualty events. Net discounted lease payments would not be payable if the casualty loss payments were made. The following table discloses each company’s net exposure to loss based upon the casualty value provisions as of March 31, 2017:

	Maximum Exposure	Discounted Lease Payments, net	Net Exposure
	(In millions)
FirstEnergy	$1,133	$894	$239
FES	1,113	890	223

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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of March 31, 2017, from those used as of December 31, 2016. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

Transfers between levels are recognized at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2017. The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

FirstEnergy

Recurring Fair Value Measurements	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$1,244	$—	$1,244	$—	$1,247	$—	$1,247
Derivative assets - commodity contracts	—	60	—	60	10	200	—	210
Derivative assets - FTRs	—	—	—	—	—	—	7	7
Derivative assets - NUG contracts(1)	—	—	—	—	—	—	1	1
Equity securities(2)	982	—	—	982	925	—	—	925
Foreign government debt securities	—	95	—	95	—	78	—	78
U.S. government debt securities	—	152	—	152	—	161	—	161
U.S. state debt securities	—	250	—	250	—	246	—	246
Other(3)	164	128	—	292	199	123	—	322
Total assets	$1,146	$1,929	$—	$3,075	$1,134	$2,055	$8	$3,197

Liabilities
Derivative liabilities - commodity contracts	$—	$(26)	$—	$(26)	$(6)	$(118)	$—	$(124)
Derivative liabilities - FTRs	—	—	(4)	(4)	—	—	(6)	(6)
Derivative liabilities - NUG contracts(1)	—	—	(103)	(103)	—	—	(108)	(108)
Total liabilities	$—	$(26)	$(107)	$(133)	$(6)	$(118)	$(114)	$(238)

Net assets (liabilities)(4)	$1,146	$1,903	$(107)	$2,942	$1,128	$1,937	$(106)	$2,959

(1)	NUG contracts are subject to regulatory accounting treatment and do not impact earnings.

(2)	NDT funds hold equity portfolios whose performance is benchmarked against the Alerian MLP Index or the Wells Fargo Hybrid and Preferred Securities REIT index.

(3)	Primarily consists of short-term cash investments.

(4)
Excludes $(14) million and $(3) million as of March 31, 2017 and December 31, 2016, respectively, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the periods ended March 31, 2017 and December 31, 2016:

	NUG Contracts(1)			FTRs
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2016 Balance	$1	$(137)	$(136)	$8	$(13)	$(5)
Unrealized gain (loss)	2	(17)	(15)	(6)	(4)	(10)
Purchases	—	—	—	16	(7)	9
Settlements	(2)	46	44	(11)	18	7
December 31, 2016 Balance	$1	$(108)	$(107)	$7	$(6)	$1
Unrealized loss	—	(6)	(6)	—	(1)	(1)
Settlements	(1)	11	10	(7)	3	(4)
March 31, 2017 Balance	$—	$(103)	$(103)	$—	$(4)	$(4)

(1)	NUG contracts are subject to regulatory accounting treatment and do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs and NUG contracts that are classified as Level 3 in the fair value hierarchy for the period ended March 31, 2017:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$(4)	Model	RTO auction clearing prices	$(2.70) to $2.90	$0.30	Dollars/MWH

NUG Contracts	$(103)	Model	Generation	400 to 2,766,000	560,000	MWH
			Regional electricity prices	$31.70 to $33.60	$31.70	Dollars/MWH

FES

Recurring Fair Value Measurements	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$746	$—	$746	$—	$726	$—	$726
Derivative assets - commodity contracts	—	60	—	60	10	200	—	210
Derivative assets - FTRs	—	—	—	—	—	—	4	4
Equity securities(1)	667	—	—	667	634	—	—	634
Foreign government debt securities	—	62	—	62	—	58	—	58
U.S. government debt securities	—	30	—	30	—	48	—	48
U.S. state debt securities	—	3	—	3	—	3	—	3
Other(2)	2	87	—	89	2	81	—	83
Total assets	$669	$988	$—	$1,657	$646	$1,116	$4	$1,766

Liabilities
Derivative liabilities - commodity contracts	$—	$(26)	$—	$(26)	$(6)	$(118)	$—	$(124)
Derivative liabilities - FTRs	—	—	(2)	(2)	—	—	(5)	(5)
Total liabilities	$—	$(26)	$(2)	$(28)	$(6)	$(118)	$(5)	$(129)

Net assets (liabilities)(3)	$669	$962	$(2)	$1,629	$640	$998	$(1)	$1,637

(1)	NDT funds hold equity portfolios whose performance is benchmarked against the Alerian MLP Index or the Wells Fargo Hybrid and Preferred Securities REIT index.

(2)	Primarily consists of short-term cash investments.

(3)
Excludes $(2) million and $2 million as of March 31, 2017 and December 31, 2016, respectively, of receivables, payables, taxes and accrued income associated with the financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of FTRs held by FES and classified as Level 3 in the fair value hierarchy for the periods ended March 31, 2017 and December 31, 2016:

	Derivative Asset	Derivative Liability	Net Asset (Liability)
	(In millions)
January 1, 2016 Balance	$5	$(11)	$(6)
Unrealized loss	(4)	(3)	(7)
Purchases	10	(5)	5
Settlements	(7)	14	7
December 31, 2016 Balance	$4	$(5)	$(1)
Settlements	(4)	3	(1)
March 31, 2017 Balance	$—	$(2)	$(2)

Level 3 Quantitative Information

The following table provides quantitative information for FTRs held by FES that are classified as Level 3 in the fair value hierarchy for the period ended March 31, 2017:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$(2)	Model	RTO auction clearing prices	($2.70) to $2.40	$0.20	Dollars/MWH

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

The following table summarizes the amortized cost basis, unrealized gains (there were no unrealized losses) and fair values of investments held in NDT and nuclear fuel disposal trusts as of March 31, 2017 and December 31, 2016:

	March 31, 2017(1)			December 31, 2016(2)
	Cost Basis	Unrealized Gains	Fair Value	Cost Basis	Unrealized Gains	Fair Value
	(In millions)
Debt securities
FirstEnergy	$1,746	$38	$1,784	$1,735	$38	$1,773
FES	855	28	883	847	27	874

Equity securities
FirstEnergy	$852	$130	$982	$822	$103	$925
FES	578	89	667	564	70	634

(1)	Excludes short-term cash investments: FirstEnergy - $53 million; FES - $43 million.

(2)	Excludes short-term cash investments: FirstEnergy - $61 million; FES - $44 million.

Proceeds from the sale of investments in AFS securities, realized gains and losses on those sales, OTTI and interest and dividend income for the three months ended March 31, 2017 and 2016 were as follows:

For the Three Months Ended
March 31, 2017	Sale Proceeds	Realized Gains	Realized Losses	OTTI	Interest and Dividend Income
	(In millions)
FirstEnergy	$738	$85	$(63)	$(3)	$23
FES	231	64	(48)	(3)	14

March 31, 2016	Sale Proceeds	Realized Gains	Realized Losses	OTTI	Interest and Dividend Income
	(In millions)
FirstEnergy	$465	$61	$(50)	$(9)	$23
FES	138	42	(29)	(8)	13

Held-To-Maturity Securities

Unrealized gains (there were no unrealized losses) and approximate fair values of investments in held-to-maturity securities as of March 31, 2017 and December 31, 2016 are immaterial to FirstEnergy. Investments in employee benefit trusts and equity method investments totaling $269 million as of March 31, 2017 and $266 million as of December 31, 2016, are excluded from the amounts reported above.

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

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
FirstEnergy	$19,921	$20,029	$19,885	$19,829
FES	2,971	1,424	3,000	1,555

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of March 31, 2017 and December 31, 2016.

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

Total pre-tax net unamortized losses included in AOCI associated with instruments previously designated as cash flow hedges totaled $11 million as of March 31, 2017 and $12 million as of December 31, 2016. Since the forecasted transactions remain probable of occurring, these amounts will be amortized into earnings over the life of the hedging instruments. Approximately $2 million of net unamortized losses is expected to be amortized to income during the next twelve months.

FirstEnergy has used forward starting interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with anticipated issuances of fixed-rate, long-term debt securities of its subsidiaries. These derivatives were designated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. Total pre-tax unamortized losses included in AOCI associated with prior interest rate cash flow hedges totaled $31 million (FES $3 million) and $33 million (FES $3 million) as of March 31, 2017 and December 31, 2016, respectively. Based on current estimates, approximately $8 million of these unamortized losses are expected to be amortized to interest expense during the next twelve months.

Refer to "Note 4, Accumulated Other Comprehensive Income", for reclassifications from AOCI during the three months ended March 31, 2017 and 2016.

As of March 31, 2017 and December 31, 2016, no commodity or interest rate derivatives were designated as cash flow hedges.

Fair Value Hedges

FirstEnergy has used fixed-for-floating interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. As of March 31, 2017 and December 31, 2016, no fixed-for-floating interest rate swap agreements were outstanding.

Unamortized gains included in long-term debt associated with prior fixed-for-floating interest rate swap agreements totaled $8 million and $10 million as of March 31, 2017 and December 31, 2016, respectively. During the next twelve months, approximately $5 million of unamortized gains are expected to be amortized to interest expense.

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

As of March 31, 2017, FirstEnergy’s net asset position under commodity derivative contracts was $34 million, which related to FES positions. Under these commodity derivative contracts, FES posted $1 million of collateral.

Based on commodity derivative contracts held as of March 31, 2017, an increase in commodity prices of 10% would decrease net income by approximately $14 million during the next twelve months.

NUGs

As of March 31, 2017, FirstEnergy's net liability position under NUG contracts was $103 million, representing contracts held at JCP&L, ME and PN. Changes in the fair value of NUG contracts are subject to regulatory accounting treatment and do not impact earnings.

FTRs

As of March 31, 2017, FirstEnergy's and FES' net liability associated with FTRs was $4 million and $2 million, respectively. As of December 31, 2016, FirstEnergy's net assets associated with FTRs was $1 million and FES' net liability was $1 million. FirstEnergy holds FTRs that generally represent an economic hedge of future congestion charges that will be incurred in connection with FirstEnergy’s load obligations. FirstEnergy acquires the majority of its FTRs in an annual auction through a self-scheduling process involving the use of ARRs allocated to members of PJM that have load serving obligations.

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

FirstEnergy records the fair value of derivative instruments on a gross basis. The following table summarizes the fair value and classification of derivative instruments on FirstEnergy’s Consolidated Balance Sheets:

Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	March 31, 2017	December 31, 2016		March 31, 2017	December 31, 2016
	(In millions)			(In millions)
Current Assets - Derivatives			Current Liabilities - Derivatives
Commodity Contracts	$43	$133	Commodity Contracts	$(23)	$(72)
FTRs	—	7	FTRs	(4)	(6)
	43	140		(27)	(78)

Deferred Charges and Other Assets - Other			Noncurrent Liabilities - Adverse Power Contract Liability
			NUGs(1)	(103)	(108)
			Noncurrent Liabilities - Other
Commodity Contracts	17	77	Commodity Contracts	(3)	(52)
NUGs(1)	—	1
	17	78		(106)	(160)
Derivative Assets	$60	$218	Derivative Liabilities	$(133)	$(238)

(1)	NUG contracts are subject to regulatory accounting treatment and do not impact earnings.

FES records the fair value of derivative instruments on a gross basis. The following table summarizes the fair value and classification of derivative instruments on FES' Consolidated Balance Sheets:

Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	March 31, 2017	December 31, 2016		March 31, 2017	December 31, 2016
	(In millions)			(In millions)
Current Assets - Derivatives			Current Liabilities - Derivatives
Commodity Contracts	$43	$133	Commodity Contracts	$(23)	$(72)
FTRs	—	4	FTRs	(2)	(5)
	43	137		(25)	(77)

Deferred Charges and Other Assets - Other			Noncurrent Liabilities - Other
Commodity Contracts	17	77	Commodity Contracts	(3)	(52)
	17	77		(3)	(52)
Derivative Assets	$60	$214	Derivative Liabilities	$(28)	$(129)

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

		Amounts Not Offset in Consolidated Balance Sheet
March 31, 2017	Fair Value	Derivative Instruments	Cash Collateral Pledged	Net Fair Value
	(In millions)
Derivative Assets
Commodity contracts	$60	$(21)	$—	$39
	$60	$(21)	$—	$39

Derivative Liabilities
Commodity contracts	$(26)	$21	$—	$(5)
FTRs	(4)	—	1	(3)
NUG contracts	(103)	—	—	(103)
	$(133)	$21	$1	$(111)

		Amounts Not Offset in Consolidated Balance Sheet
December 31, 2016	Fair Value	Derivative Instruments	Cash Collateral Pledged	Net Fair Value
	(In millions)
Derivative Assets
Commodity contracts	$210	$(117)	$—	$93
FTRs	7	(6)	—	1
NUG contracts	1	—	—	1
	$218	$(123)	$—	$95

Derivative Liabilities
Commodity contracts	$(124)	$117	$1	$(6)
FTRs	(6)	6	—	—
NUG contracts	(108)	—	—	(108)
	$(238)	$123	$1	$(114)

The following tables summarize the fair value of derivative assets and derivative liabilities on FES’ Consolidated Balance Sheets and the effect of netting arrangements and collateral on its financial position:

		Amounts Not Offset in Consolidated Balance Sheet
March 31, 2017	Fair Value	Derivative Instruments	Cash Collateral Pledged	Net Fair Value
	(In millions)
Derivative Assets
Commodity contracts	$60	$(21)	$—	$39
	$60	$(21)	$—	$39

Derivative Liabilities
Commodity contracts	$(26)	$21	$—	$(5)
FTRs	(2)	—	1	(1)
	$(28)	$21	$1	$(6)

		Amounts Not Offset in Consolidated Balance Sheet
December 31, 2016	Fair Value	Derivative Instruments	Cash Collateral Pledged	Net Fair Value
	(In millions)
Derivative Assets
Commodity contracts	$210	$(117)	$—	$93
FTRs	4	(4)	—	—
	$214	$(121)	$—	$93

Derivative Liabilities
Commodity contracts	$(124)	$117	$1	$(6)
FTRs	(5)	4	1	—
	$(129)	$121	$2	$(6)

The following table summarizes the volumes associated with FirstEnergy’s outstanding derivative transactions as of March 31, 2017:

	Purchases	Sales	Net	Units
	(In millions)
Power Contracts	2	11	(9)	MWH
FTRs	13	—	13	MWH
NUGs	3	—	3	MWH
Natural Gas	1	1	—	mmBTU

The following table summarizes the volumes associated with FES' outstanding derivative transactions as of March 31, 2017:

	Purchases	Sales	Net	Units
	(In millions)
Power Contracts	2	11	(9)	MWH
FTRs	11	—	11	MWH
Natural Gas	1	1	—	mmBTU

The effect of active derivative instruments not in a hedging relationship on FirstEnergy's Consolidated Statements of Income during the three months ended March 31, 2017 and 2016, are summarized in the following tables:

	For the Three Months Ended March 31
	Commodity Contracts	FTRs	Total
	(In millions)
2017
Unrealized Loss Recognized in:
Other Operating Expense	$(46)	$(1)	$(47)

Realized Gain (Loss) Reclassified to:
Revenues	$25	$—	$25
Purchased Power Expense	(7)	—	(7)
Other Operating Expense	—	(9)	(9)
Fuel Expense	4	—	4

	For the Three Months Ended March 31
	Commodity Contracts	FTRs	Total
	(In millions)
2016
Unrealized Gain Recognized in:
Other Operating Expense	$62	$2	$64

Realized Gain (Loss) Reclassified to:
Revenues	$71	$2	$73
Purchased Power Expense	(45)	—	(45)
Other Operating Expense	—	(12)	(12)
Fuel Expense	(8)	—	(8)

The effect of active derivative instruments not in a hedging relationship on FES' Consolidated Statements of Income (Loss) during the three months ended March 31, 2017 and 2016, are summarized in the following tables:

	For the Three Months Ended March 31
	Commodity Contracts	FTRs	Total
2017	(In millions)
Unrealized Loss Recognized in:
Other Operating Expense	$(46)	$(1)	$(47)

Realized Gain (Loss) Reclassified to:
Revenues	$25	$—	$25
Purchased Power Expense	(7)	—	(7)
Other Operating Expense	—	(9)	(9)

	For the Three Months Ended March 31
	Commodity Contracts	FTRs	Total
	(In millions)
2016
Unrealized Gain Recognized in:
Other Operating Expense	$62	$2	$64

Realized Gain (Loss) Reclassified to:
Revenues	$71	$2	$73
Purchased Power Expense	(45)	—	(45)
Other Operating Expense	—	(12)	(12)

The following table provides a reconciliation of changes in the fair value of FirstEnergy's derivative instruments subject to regulatory accounting during the three months ended March 31, 2017 and 2016. Changes in the value of these instruments are deferred for future recovery from (or credit to) customers:

	For the Three Months Ended March 31
Derivatives Not in a Hedging Relationship with Regulatory Offset	NUGs	Regulated FTRs	Total
	(In millions)
Outstanding net asset (liability) as of January 1, 2017	$(107)	$2	$(105)
Unrealized loss	(5)	(1)	(6)
Settlements	9	(3)	6
Outstanding net liability as of March 31, 2017	$(103)	$(2)	$(105)

Outstanding net asset (liability) as of January 1, 2016	$(136)	$1	$(135)
Unrealized loss	(12)	(1)	(13)
Settlements	13	(2)	11
Outstanding net liability as of March 31, 2016	$(135)	$(2)	$(137)

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

The Maryland legislature adopted a statute in 2008 codifying the EmPOWER Maryland goals to reduce electric consumption and demand and requiring each electric utility to file a plan every three years. PE's current plan, covering the three-year period 2015-2017, was approved by the MDPSC on December 23, 2014. On July 16, 2015, the MDPSC issued an order setting new incremental energy savings goals for 2017 and beyond, beginning with the goal of 0.97% savings achieved under PE's current plan for 2016, and increasing 0.2% per year thereafter to reach 2%. The costs of the 2015-2017 plan are expected to be approximately $70 million, of which $47 million was incurred through March 31, 2017. PE continues to recover program costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE.

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

JCP&L currently operates under rates that were approved by the NJBPU on December 12, 2016, effective as of January 1, 2017. These rates provide an annual increase in operating revenues of approximately $80 million from those previously in place and are intended to improve service and benefit customers by supporting equipment maintenance, tree trimming, and inspections of lines, poles and substations, while also compensating for other business and operating expenses. In addition, on January 25, 2017, the NJBPU approved the acceleration of the amortization of JCP&L’s 2012 major storm expenses that are recovered through the SRC in order for JCP&L to achieve full recovery by December 31, 2019.

Pursuant to the NJBPU's March 26, 2015 final order in JCP&L's 2012 rate case proceeding directing that certain studies be completed, on July 22, 2015, the NJBPU approved the NJBPU staff's recommendation to implement such studies, which included operational and financial components. The independent consultant conducting the review issued a final report on July 27, 2016, recognizing that JCP&L is meeting the NJBPU requirements and making various operational and financial recommendations. The NJBPU issued an Order on August 24, 2016, that accepted the independent consultant’s final report and directed JCP&L, the Division of Rate Counsel and other interested parties to address the recommendations.

In an Order issued October 22, 2014, in a generic proceeding to review its policies with respect to the use of a CTA in base rate cases, the NJBPU stated that it would continue to apply its current CTA policy in base rate cases, subject to incorporating the following modifications: (i) calculating savings using a five-year look back from the beginning of the test year; (ii) allocating savings with 75% retained by the company and 25% allocated to rate payers; and (iii) excluding transmission assets of electric distribution companies in the savings calculation. On November 5, 2014, the Division of Rate Counsel appealed the NJBPU Order regarding this generic CTA proceeding to the New Jersey Superior Court and JCP&L filed to participate as a respondent in that proceeding supporting the order. Briefing was completed, and the oral argument was held on October 25, 2016.

OHIO

The Ohio Companies currently operate under ESP IV which commenced June 1, 2016 and expires May 31, 2024. The material terms of ESP IV, as approved in the PUCO’s Opinion and Order issued on March 31, 2016 and Fifth Entry on Rehearing on October 12, 2016, include Rider DMR, which provides for the Ohio Companies to collect $132.5 million annually for three years, with the possibility of a two-year extension. The Rider DMR will be grossed up for federal income taxes, resulting in an approved amount of approximately $204 million annually. Revenues from the Rider DMR will be excluded from the significantly excessive earnings test for the initial three-year term but the exclusion will be reconsidered upon application for a potential two-year extension. The PUCO set three conditions for continued recovery under Rider DMR: (1) retention of the corporate headquarters and nexus of operations in Akron, Ohio; (2) no change in control of the Ohio Companies; and (3) a demonstration of sufficient progress in the implementation of grid modernization programs approved by the PUCO. ESP IV also continues a base distribution rate freeze through May 31, 2024. In addition, ESP IV continues the supply of power to non-shopping customers at a market-based price set through an auction process.

ESP IV also continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $30 million per year from June 1, 2016 through May 31, 2019; $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. Other material terms of ESP IV include: (1) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (2)an agreement to file a Grid Modernization Business Plan for PUCO consideration and approval (which filing was made on February 29, 2016 and remains pending); (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio; and (5) an agreement to file an application to transition to a straight fixed variable cost recovery mechanism for residential customers' base distribution rates (which filing was made on April 3, 2017 and remains pending).

On April 29, 2016 and May 2, 2016, several parties, including the Ohio Companies, filed applications for rehearing on the Ohio Companies’ ESP IV with the PUCO. On September 6, 2016, while the applications for rehearing were still pending before the PUCO, the OCC and NOAC filed a notice of appeal with the Ohio Supreme Court appealing various PUCO and Attorney Examiner entries on the parties’ applications for rehearing. On September 16, 2016, the Ohio Companies intervened and filed a motion to dismiss the appeal. The PUCO resolved such applications for rehearing in the October 12, 2016 Fifth Entry on Rehearing. The OCC and NOAC appeal was dismissed by the Ohio Supreme Court on February 22, 2017.

On November 10, 2016 and November 14, 2016, several parties, including the Ohio Companies, filed additional applications for rehearing regarding the Ohio Companies’ ESP IV with the PUCO. The Ohio Companies’ application for rehearing challenged, among other things, the PUCO’s failure to adopt the Ohio Companies’ suggested modifications to Rider DMR. The Ohio Companies had previously suggested that a properly designed Rider DMR would be valued at $558 million annually for eight years, and include an additional amount that recognizes the value of the economic impact of FirstEnergy maintaining its headquarters in Ohio. Other parties’ applications for rehearing argued, among other things, that the PUCO’s adoption of Rider DMR is not supported by law or sufficient evidence. On December 7, 2016, the PUCO granted the applications for rehearing for further consideration of the matters specified in the applications for rehearing. The matter remains pending before the PUCO. For additional information, see “FERC Matters - Ohio ESP IV PPA” below.

Under ORC 4928.66, the Ohio Companies are required to implement energy efficiency programs that achieve certain annual energy savings and total peak demand reductions. Starting in 2017, ORC 4928.66 requires the energy savings benchmark to increase by 1% and the peak demand reduction benchmark to increase by 0.75% annually thereafter through 2020 and the energy savings benchmark to increase by 2% annually from 2021 through 2027, with a cumulative benchmark of 22.2% by 2027. On April 15, 2016, the Ohio Companies filed an application for approval of their three-year energy efficiency portfolio plans for the period from January 1, 2017 through December 31, 2019. The plans as proposed comply with benchmarks contemplated by ORC 4928.66 and provisions of the ESP IV, and include a portfolio of energy efficiency programs targeted to a variety of customer segments, including residential customers, low income customers, small commercial customers, large commercial and industrial customers and governmental entities. On December 9, 2016, the Ohio Companies filed a Stipulation and Recommendation with several parties that contained changes to the plan and a decrease in the plan costs. The Ohio Companies anticipate the cost of the plans will be approximately $268 million over the life of the portfolio plans and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms. The hearings were held in January 2017.

Ohio law requires electric utilities and electric service companies in Ohio to serve part of their load from renewable energy resources measured by an annually increasing percentage amount through 2026, except that in 2014 SB 310 froze 2015 and 2016 at the 2014 level (2.5%) pushing back scheduled increases, which resumed in 2017 (3.5%), and increases 1% each year through 2026 (to 12.5%) and shall remain at 12.5% in 2027 and each year thereafter. The Ohio Companies conducted RFPs in 2009, 2010 and 2011 to secure RECs to help meet these renewable energy requirements. In September 2011, the PUCO opened a docket to review the Ohio Companies' alternative energy recovery rider through which the Ohio Companies recover the costs of acquiring these RECs. The PUCO issued an Opinion and Order on August 7, 2013, approving the Ohio Companies' acquisition process and their purchases of RECs to meet statutory mandates in all instances except for certain purchases arising from one auction and directed the Ohio Companies to credit non-shopping customers in the amount of $43.4 million, plus interest, on the basis that the Ohio Companies did not prove such purchases were prudent. On December 24, 2013, following the denial of their application for rehearing, the Ohio Companies filed a notice of appeal and a motion for stay of the PUCO's order with the Supreme Court of Ohio, which was granted. On February 18, 2014, the OCC and the ELPC also filed appeals of the PUCO's order. The Ohio Companies timely filed their merit brief with the Supreme Court of Ohio and the briefing process has concluded. The matter is not yet scheduled for oral argument.

On April 9, 2014, the PUCO initiated a generic investigation of marketing practices in the competitive retail electric service market, with a focus on the marketing of fixed-price or guaranteed percent-off SSO rate contracts where there is a provision that permits the pass-through of new or additional charges. On November 18, 2015, the PUCO ruled that on a going-forward basis, pass-through clauses may not be included in fixed-price contracts for all customer classes. On December 18, 2015, FES filed an Application for Rehearing seeking to change the ruling or have it only apply to residential and small commercial customers. On January 13, 2016, the PUCO granted reconsideration for further consideration of the matters specified in the applications for rehearing. On March 29, 2017, the PUCO issued a Second Entry on Rehearing that granted, in part, the applications for rehearing filed by FES and other parties, finding that the PUCO’s guidelines regarding fixed-price contracts should not apply to large mercantile customers. This finding changes the original order, which applied the guidelines to all customers, including mercantile customers. The PUCO also reaffirmed several provisions of the original order, including that the fixed-price guidelines only apply on a going-forward basis and not to existing contracts and that regulatory out clauses in contracts are permissible.

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

Following the expiration of the current DSPs, the Pennsylvania Companies will operate under new DSPs for the June 1, 2017 through May 31, 2019 delivery period, which provide for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service. Under the new DSPs, the supply will be provided by wholesale suppliers through a mix of 12 and 24-month energy contracts, as well as one RFP for 2-year SREC contracts for ME, PN and Penn. In addition, the new DSPs include modifications to the Pennsylvania Companies’ existing POR programs in order to reduce the level of uncollectible expense the Pennsylvania Companies experience associated with alternative EGS charges.

ME, PN, Penn and WP currently operate under rates that were approved by the PPUC on January 19, 2017, effective as of January 27, 2017. These rates provide annual increases in operating revenues of approximately $96 million at ME, $100 million at PN, $29 million at Penn, and $66 million at WP, and are intended to benefit customers by modernizing the grid with smart technologies, increasing vegetation management activities, and continuing other customer service enhancements.

Pursuant to Pennsylvania's EE&C legislation in Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. On June 19, 2015, the PPUC issued a Phase III Final Implementation Order setting: demand reduction targets, relative to each Pennsylvania Companies' 2007-2008 peak demand (in MW), at 1.8% for ME, 1.7% for Penn, 1.8% for WP, and 0% for PN; and energy consumption reduction targets, as a percentage of each Pennsylvania Companies’ historic 2010 forecasts (in MWH), at 4.0% for ME, 3.9% for PN, 3.3% for Penn, and 2.6% for WP. The Pennsylvania Companies' Phase III EE&C plans for the June 2016 through May 2021 period, which were approved in March 2016, with expected costs up to $390 million, are designed to achieve the targets established in the PPUC's Phase III Final Implementation Order with full recovery through the reconcilable EE&C riders.

Pursuant to Act 11 of 2012, Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. Pennsylvania EDCs must file LTIIPs outlining infrastructure improvement plans for PPUC review and approval prior to approval of a DSIC. On October 19, 2015, each of the Pennsylvania Companies filed LTIIPs with the PPUC for infrastructure improvement over the five-year period of 2016 to 2020 for the following costs: WP $88.3 million; PN $56.7 million; Penn $56.4 million; and ME $43.4 million. On February 11, 2016, the PPUC approved the Pennsylvania Companies' LTIIPs. On February 16, 2016, the Pennsylvania Companies filed DSIC riders for PPUC approval for quarterly cost recovery associated with the capital projects approved in the LTIIPs. On June 9, 2016, the PPUC approved the Pennsylvania Companies’ DSIC riders to be effective July 1, 2016, subject to hearings and refund or reallocation among customer classes. The four proceedings were consolidated by the ALJ. On January 19, 2017, in the PPUC’s order approving the Pennsylvania Companies’ general rate cases the PPUC referred the issue of whether ADIT should be included in DSIC calculations to the consolidated DSIC proceeding. On February 2, 2017, the parties to the consolidated DSIC proceeding submitted a Joint Settlement to the ALJ that resolves issues the PPUC referred to the ALJ in its June 9, 2016 Order. This settlement is subject to PPUC approval and does not involve any refund or reallocation among customer classes. The ADIT issue will be considered separately from the issues resolved in the Joint Settlement Petition of February 2, 2017, and is the sole issue to be litigated in the consolidated DSIC proceeding. A hearing is scheduled for May 12, 2017. On March 1, 2017, ME, PN and Penn filed petitions with the PPUC to modify their LTIIPs for the four remaining years of 2017 through 2020, in which ME proposed to increase its LTIIP spending by $8.2 million per year, PN by $3.3 million per year, and Penn by $2.5 million per year.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP's and PE's ENEC rate is updated annually.

On September 23, 2016, the WVPSC approved the Phase II energy efficiency program for MP and PE as reflected in a unanimous settlement by the parties to the proceeding, which includes three energy efficiency programs to meet the Phase II requirement of energy efficiency reductions of 0.5% of 2013 distribution sales for the January 1, 2017 through May 31, 2018 period, which was approved by the WVPSC in the 2012 proceeding approving the transfer of ownership of Harrison Power Station to MP. The costs for the Phase II program are expected to be $10.4 million and are eligible for recovery through the existing energy efficiency rider which is reviewed in the fuel (ENEC) case each year.

On December 9, 2016, the WVPSC approved the annual ENEC case for MP and PE as reflected in a unanimous settlement by the parties to the proceeding, resulting in an increase in the ENEC rate of $25 million annually beginning January 1, 2017. In addition, ENEC rates will be maintained at the same level for a two year period.

On December 30, 2015, MP and PE filed an IRP with the WVPSC identifying a capacity shortfall starting in 2016 and exceeding 700 MWs by 2020 and 850 MWs by 2027. On June 3, 2016, the WVPSC accepted the IRP. On December 16, 2016, MP issued an RFP to address its generation shortfall, along with issuing a second RFP to sell its interest in Bath County. Bids were received by an independent evaluator in February 2017 for both RFPs. AE Supply was the winning bidder of the RFP to address MP’s generation shortfall and on March 6, 2017, MP and AE Supply signed an asset purchase agreement for MP to acquire AE Supply’s Pleasants Power Station (1,300 MW) for approximately $195 million, subject to customary and other closing conditions, including regulatory approvals. In addition, on March 7, 2017, MP and PE filed applications with the WVPSC and MP and AE Supply filed with FERC requesting authorization for such purchase. The WVPSC has scheduled a hearing on this matter and an order is anticipated in the fourth quarter of 2017. With respect to the Bath County RFP, MP does not plan to move forward with the sale of its ownership interest. In the future, MP may re-evaluate its options with respect to its interest in Bath County.

RELIABILITY MATTERS

Federally-enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, FES and certain of its subsidiaries, AE Supply, FENOC, ATSI, MAIT and TrAIL. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to eight regional entities, including RFC. All of FirstEnergy's facilities are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

PJM Transmission Rates

PJM and its stakeholders have been debating the proper method to allocate costs for certain transmission facilities. While FirstEnergy and other parties advocate for a traditional "beneficiary pays" (or usage based) approach, others advocate for “socializing” the costs on a load-ratio share basis, where each customer in the zone would pay based on its total usage of energy within PJM. This question has been the subject of extensive litigation before FERC and the appellate courts, including before the Seventh Circuit. On June 25, 2014, a divided three-judge panel of the Seventh Circuit ruled that FERC had not quantified the benefits that western PJM utilities would derive from certain new 500 kV or higher lines and thus had not adequately supported its decision to socialize the costs of these lines. The majority found that eastern PJM utilities are the primary beneficiaries of the lines, while western PJM utilities are only incidental beneficiaries, and that, while incidental beneficiaries should pay some share of the costs of the lines, that share should be proportionate to the benefit they derive from the lines, and not on load-ratio share in PJM as a whole. The court remanded the case to FERC, which issued an order setting the issue of cost allocation for hearing and settlement proceedings. On June 15, 2016, various parties, including ATSI and the Utilities, filed a settlement agreement at FERC agreeing to apply a combined usage based/socialization approach to cost allocation for charges to transmission customers in the PJM region for transmission projects operating at or above 500 kV. Certain other parties in the proceeding did not agree to the settlement and filed protests to the settlement seeking, among other issues, to strike certain of the evidence advanced by FirstEnergy and certain of the other settling parties in support of the settlement, as well as provided further comments in opposition to the settlement. FirstEnergy and certain of the other parties responded to such opposition. The settlement is pending before FERC.

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

Separately, the question of ATSI's responsibility for certain costs for the “Michigan Thumb” transmission project continues to be disputed. Potential responsibility arises under the MISO MVP tariff, which has been litigated in complex proceedings before FERC and certain United States appellate courts. On October 29, 2015, FERC issued an order finding that ATSI and the ATSI zone do not have to pay MISO MVP charges for the Michigan Thumb transmission project. MISO and the MISO TOs filed a request for rehearing, which FERC denied on May 19, 2016. On July 15, 2016, the MISO TOs filed an appeal of FERC's orders with the Sixth Circuit. On November 16, 2016, the Sixth Circuit granted FirstEnergy's intervention on behalf of ATSI, the Ohio Companies and

PP, and a procedural schedule has been established. On a related issue, FirstEnergy joined certain other PJM TOs in a protest of MISO's proposal to allocate MVP costs to energy transactions that cross MISO's borders into the PJM Region. On July 13, 2016, FERC issued its order finding it appropriate for MISO to assess an MVP usage charge for transmission exports from MISO to PJM. Various parties, including FirstEnergy and the PJM TOs, requested rehearing or clarification of FERC’s order. The requests for rehearing remain pending before FERC.

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

Transfer of Transmission Assets to MAIT

On June 10, 2015, MAIT, a Delaware limited liability company, was formed as a new transmission-only subsidiary of FET for the purposes of owning and operating all FERC-jurisdictional transmission assets of JCP&L, ME and PN following the receipt of all necessary state and federal regulatory approvals. In February and August 2016, respectively, FERC and the PPUC granted the authorization for PN and ME to contribute their transmission assets to MAIT at book value, together with the approval of related intercompany agreements, including MAIT’s participation in FirstEnergy’s regulated companies' money pool. FirstEnergy subsequently withdrew its request for authorization before the NJBPU to transfer JCP&L's transmission assets to MAIT.

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

On October 14 and 28, 2016, MAIT submitted applications to FERC requesting authorization to issue equity, short-term debt, and long-term debt. On December 8, 2016, FERC issued an order authorizing the application to issue equity as requested. MAIT is expected to issue short-term debt and participate in the FirstEnergy regulated companies' money pool for working capital, to fund day-to-day operations, and for other general corporate purposes. Over the long-term, MAIT is expected to issue long-term debt to support capital investment and to establish an actual capital structure for ratemaking purposes. On March 13, 2017, FERC issued an order authorizing MAIT to issue short- and long-term debt securities.

MAIT Transmission Formula Rate

On October 28, 2016, MAIT submitted an application to FERC requesting authorization to implement a forward-looking formula transmission rate to recover and earn a return on transmission assets effective January 1, 2017. On November 30, 2016, various intervenors submitted protests of the proposed MAIT formula rate. Among other things, the protest asked FERC to suspend the proposed effective date for the formula rate until June 1, 2017. On December 28, 2016, FERC Staff issued a deficiency letter with respect to the PJM-related application, which also requested additional information regarding MAIT’s proposed formula rate. MAIT responded to FERC Staff’s request on January 10, 2017, and requested that FERC issue an order approving the formula rate immediately after consummation of the transaction, which occurred on January 31, 2017. On March 10, 2017, FERC issued an order accepting the MAIT formula transmission rate for filing, suspending it for five months to become effective July 1, 2017, subject to refund, and establishing hearing and settlement judge procedures. The settlement process began on April 7, 2017.

JCP&L Transmission Formula Rate

On October 28, 2016, after withdrawing its request to the NJBPU to transfer its transmission assets to MAIT, JCP&L submitted an application to FERC requesting authorization to implement a forward-looking formula transmission rate to recover and earn a return on transmission assets effective January 1, 2017. On November 18, 2016, a group of intervenors-including the NJBPU and New Jersey Division of Rate Counsel-filed a protest of the proposed JCP&L transmission rate. Among other things, the protest asked FERC to suspend the proposed effective date for the formula rate until June 1, 2017. On December 28, 2016, FERC Staff issued a deficiency letter requesting additional information regarding JCP&L’s proposed transmission rate. JCP&L responded to FERC Staff’s request on January 10, 2017, and requested that FERC issue an order approving the formula rate effective January 1, 2017. On March 10, 2017, FERC issued an order accepting the JCP&L formula transmission rate for filing, suspending it for five months to become effective June 1, 2017, subject to refund, and establishing hearing and settlement judge procedures. The settlement process began on April 11, 2017.

Competitive Generation Asset Sale

On February 17, 2017, AE Supply and AGC submitted a filing with FERC for authorization to sell four natural gas generating plants and an undivided ownership interest in Bath County to Aspen for approximately $925 million, in an all cash transaction. The four natural gas plants are: Springdale Generating Facility (638 MWs), Chambersburg Generating Facility (88 MWs), Gans Generating Facility (88 MWs), and Hunlock Creek (45 MWs). The 713 MW ownership interest in Bath County represents AE Supply’s indirect ownership interest in the power station. MP filed an intervention on March 8, 2017, citing an interest in the proceeding due to its equity ownership in AGC and indirect ownership interest in Bath County. The parties will also file a request for authorization to transfer the hydroelectric license under Part I of the FPA. Additional filings have been submitted to FERC for the purpose of amending affected FERC-jurisdictional rates and implementing the transaction once regulatory approval is obtained. The VSCC also must approve the sale of the Bath County interest. The parties expect to close the transaction in the third quarter of 2017, subject to satisfaction of various customary and other closing conditions, including without limitation, receipt of regulatory approvals and third party consents. There can be no assurance that any such approvals will be obtained and/or any such conditions will be satisfied or that such sale will be consummated.

PATH Transmission Project

On August 24, 2012, the PJM Board of Managers canceled the PATH project, a proposed transmission line from West Virginia through Virginia and into Maryland which PJM had previously suspended in February 2011. As a result of PJM canceling the project, approximately $62 million and approximately $59 million in costs incurred by PATH-Allegheny and PATH-WV, respectively, were reclassified from net property, plant and equipment to a regulatory asset for future recovery. PATH-Allegheny and PATH-WV requested authorization from FERC to recover the costs with a proposed ROE of 10.9% (10.4% base plus 0.5% for RTO membership) from PJM customers over five years. FERC issued an order denying the 0.5% ROE adder for RTO membership and allowing the tariff changes enabling recovery of these costs to become effective on December 1, 2012, subject to settlement proceedings and a hearing if the parties could not agree to a settlement. On March 24, 2014, the FERC Chief ALJ terminated settlement proceedings and appointed an ALJ to preside over the hearing phase of the case, including discovery and additional pleadings leading up to hearing, which subsequently included the parties addressing the application of FERC's Opinion No. 531, discussed below, to the PATH proceeding. On September 14, 2015, the ALJ issued his initial decision, disallowing recovery of certain costs. On January 19, 2017, FERC issued an order accepting the initial decision in part and denying it in part. Relying on its revised ROE methodology described in FERC Opinion No. 531, FERC reduced the PATH formula rate ROE from 10.4% to 8.11% effective January 19, 2017. Additionally, FERC allowed recovery of costs related to land acquisitions and dispositions and legal expenses, but disallowed certain costs related to advertising and outreach. PATH filed a request for rehearing with FERC on February 21, 2017, seeking recovery of the advertising and outreach costs and requesting that the ROE be reset to 10.4%. The Edison Electric Institute also submitted an amicus curiae request for reconsideration in support of PATH. On March 20, 2017, PATH submitted a compliance filing implementing the January 19, 2017 order. The requests for rehearing and compliance filing remain pending before FERC.

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

As of March 31, 2017, FirstEnergy's outstanding guarantees and other assurances aggregated approximately $3.3 billion, consisting of parental guarantees ($582 million), subsidiaries' guarantees ($1.9 billion), other guarantees ($300 million) and other assurances ($456 million).

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on CES' power portfolio exposure as of March 31, 2017, FES has posted collateral of $115 million and AE Supply has posted collateral of $4 million. The Regulated Distribution Segment has posted collateral of $4 million.

These credit-risk-related contingent features, or the margining provisions within bilateral agreements, stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining, which is the ability to secure additional collateral when needed, could be required. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2017.

Potential Collateral Obligations	FES	AE Supply	Regulated	FE Corp	Total
		(in millions)
Contractual Obligations for Additional Collateral
At Current Credit Rating	$8	$3	$—	$—	$11
Upon Further Downgrade	—	—	50	—	50
Surety Bonds (Collateralized Amount)(1)	233	25	93	7	358
Total Exposure from Contractual Obligations	$241	$28	$143	$7	$419
(1) Surety Bonds are not tied to a credit rating. Surety Bonds impact assumes maximum contractual obligations (typical obligations require 30 days to cure). Effective January 2017, FE is a guarantor for $169 million of FES' surety bonds for the benefit of the PA DEP with respect to LBR.

Excluded from the preceding table are the potential collateral obligations due to affiliate transactions between the Regulated Distribution segment and CES segment. As of March 31, 2017, FES has $2 million collateral posted with their affiliates.

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

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FirstEnergy with regard to air and water quality and other environmental matters. Pursuant to a March 28, 2017 executive order, the EPA and other federal agencies are to review existing regulations that potentially burden the development or use of domestically produced energy resources and appropriately suspend, revise, or rescind those that unduly burden the development of domestic energy resources beyond the degree necessary to protect the public interest or otherwise comply with the law. FirstEnergy cannot predict the timing or outcome of any of these reviews or how any future actions taken as a result thereof, in particular with respect to existing environmental regulations, may impact its business, results of operations, cash flows and financial condition.

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

The EPA tightened the primary and secondary NAAQS for ozone from the 2008 standard levels of 75 PPB to 70 PPB on October 1, 2015. The EPA stated the vast majority of U.S. counties will meet the new 70 PPB standard by 2025 due to other federal and state rules and programs but the EPA will designate those counties that fail to attain the new 2015 ozone NAAQS by October 1, 2017. States will then have roughly three years to develop implementation plans to attain the new 2015 ozone NAAQS. Depending on how the EPA and the states implement the new 2015 ozone NAAQS, the future cost of compliance may be material and changes to FirstEnergy’s and FES’ operations may result. In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility's NOx emissions significantly contribute to Delaware's inability to attain the ozone NAAQS. The petition seeks a short term NOx emission rate limit of 0.125 lb/mmBTU over an averaging period of no more than 24 hours. On September 27, 2016, the EPA extended the time frame for acting on the State Delaware's CAA Section 126 petition by six months to April 7, 2017. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3, Mansfield Unit 1 and Pleasants Units 1 and 2, significantly contribute to Maryland's inability to attain the ozone NAAQS. The petition seeks NOx emission rate limits for the 36 EGUs by May 1, 2017. On January 3, 2017, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to July 15, 2017. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

MATS imposed emission limits for mercury, PM, and HCl for all existing and new fossil fuel fired electric generating units effective in April 2015 with averaging of emissions from multiple units located at a single plant. The majority of FirstEnergy's MATS compliance program and related costs have been completed.

On August 3, 2015, FG, a subsidiary of FES, submitted to the AAA office in New York, N.Y., a demand for arbitration and statement of claim against BNSF and CSX seeking a declaration that MATS constituted a force majeure event that excuses FG’s performance under its coal transportation contract with these parties. Specifically, the dispute arises from a contract for the transportation by BNSF and CSX of a minimum of 3.5 million tons of coal annually through 2025 to certain coal-fired power plants owned by FG that are located in Ohio. As a result of and in compliance with MATS, all plants covered by this contract were deactivated by April 16, 2015. Separately, on August 4, 2015, BNSF and CSX submitted to the AAA office in Washington, D.C., a demand for arbitration and statement of claim against FG alleging that FG breached the contract and that FG’s declaration of a force majeure under the contract is not valid and seeking damages under the contract through 2025. On May 31, 2016, the parties agreed to a stipulation that if FG’s force majeure defense is determined to be wholly or partially invalid, liquidated damages are the sole remedy available to BNSF and CSX. The arbitration panel consolidated the claims and held a hearing in November and December 2016. On April 12, 2017, the arbitration panel ruled on liability in favor of BNSF and CSX. In the liability award, the panel found, among other things, that FG’s demand for declaratory judgment that force majeure excused FG’s performance was denied, that FG breached and repudiated the coal transportation contract and that the panel retains jurisdiction of claims for liquidated damages for the years 2015-2025. The parties have agreed in principle to resolve all claims related to this consolidated proceeding on the terms and conditions set forth below. Upon completion of a definitive settlement agreement, all proceedings relating to these claims will be dismissed. If such definitive settlement agreement is not completed and the settlement does not become effective, a hearing to determine the liquidated damages to be paid will take place. Refer to the Strategic Review of Competitive Operations section of "Note 1, Organization and Basis of Presentation," for possible impacts this settlement may have as it relates to the strategic review of CES assets.

On December 22, 2016, FG, a wholly owned subsidiary of FES, received a demand for arbitration and statement of claim from BNSF and NS, which are the counterparties to the coal transportation contract covering the delivery of 2.5 million tons annually through 2025, for FG’s coal-fired Bay Shore Units 2-4, deactivated on September 1, 2012, as a result of the EPA’s MATS and for FG’s W.H. Sammis Plant. The demand for arbitration was submitted to the AAA office in Washington, D.C. against FG alleging, among other things, that FG breached the agreement in 2015 and 2016 and repudiated the agreement for 2017-2025. The counterparties are seeking, among other things, damages, including lost profits through 2025, and a declaratory judgment that FG's claim of force majeure is invalid. The parties are engaged in settlement discussions to resolve all claims related to this proceeding. Absent a settlement, FG intends to vigorously assert its position in this arbitration proceeding, and if it were ultimately determined that the force majeure provisions or other defenses do not excuse the delivery shortfalls, the results of operations and financial condition of both FirstEnergy and FES could be materially adversely impacted. Refer to the "Strategic Review of Competitive Operations" section of "Note 1, Organization and Basis of Presentation," for possible impacts this settlement may have as it relates to the strategic review of CES assets.

As to the BNSF and CSX arbitration proceeding referenced above, the parties have agreed in principle to resolve all claims in return for the payment by FG of $109 million, payable in three annual installments beginning on May 1, 2017, which would be guaranteed by FE. FirstEnergy and FES recorded a pre-tax charge of $164 million in the first quarter of 2017 in relation to both long term coal transportation contracts discussed above. If the definitive settlement agreement with CSX and BNSF is not completed, or the dispute with BNSF and NS is not settled, the amount of damages owed to CSX, BNSF and NS could be materially higher and may cause FES to seek protection under U.S. bankruptcy laws.

As to a specific coal supply agreement, AE Supply asserted termination rights effective in 2015 as a result of MATS. In response to notification of the termination, on January 15, 2015, Tunnel Ridge, LLC, the coal supplier, commenced litigation in the Court of Common Pleas of Allegheny County, Pennsylvania alleging AE Supply does not have sufficient justification to terminate the agreement and seeking damages for the difference between the market and contract price of the coal, or lost profits plus incidental damages. AE Supply has filed an answer denying any liability related to the termination. This matter is currently in the discovery phase of litigation and no trial date has been established. On April 4, 2017, Tunnel Ridge moved to amend their complaint to add FE, FES and FG as defendants and seeking additional damages based on tort claims. On April 24, 2017, AE Supply filed to oppose addition of such defendants and claims, and oral argument is set for May 1, 2017. FirstEnergy and AE Supply believe the merits of this case are distinguishable from the rail arbitration proceedings above based on the contract terms and other elements of the case. There were approximately 5.5 million tons remaining under the contract for delivery. At this time, AE Supply cannot estimate the loss or range of loss regarding the ongoing litigation with respect to this agreement. Damages, if any, are yet to be determined, but an adverse outcome could be material.

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

The EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act” in December 2009, concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. On June 23, 2014, the United States Supreme Court decided that CO2 or other GHG emissions alone cannot trigger permitting requirements under the CAA, but that air emission sources that need PSD permits due to other regulated air pollutants can be required by the EPA to install GHG control technologies. The EPA released its final regulations in August 2015 (which have been stayed by the U.S. Supreme Court), to reduce CO2 emissions from existing fossil fuel fired electric generating units that would require each state to develop SIPs by September 6, 2016, to meet the EPA’s state specific CO2 emission rate goals. The EPA’s CPP allows states to request a two-year extension to finalize SIPs by September 6, 2018. If states fail to develop SIPs, the EPA also proposed a federal implementation plan that can be implemented by the EPA that included model emissions trading rules which states can also adopt in their SIPs. The EPA also finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired electric generating units. Numerous states and private parties filed appeals and motions to stay the CPP with the U.S. Court of Appeals for the D.C. Circuit in October 2015. On January 21, 2016, a panel of the D.C. Circuit denied the motions for stay and set an expedited schedule for briefing and argument. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. Depending on the outcomes of the review pursuant to the executive order, of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

At the international level, the United Nations Framework Convention on Climate Change resulted in the Kyoto Protocol requiring participating countries, which does not include the U.S., to reduce GHGs commencing in 2008 and has been extended through 2020. The Obama Administration submitted in March 2015, a formal pledge for the U.S. to reduce its economy-wide GHG emissions by 26 to 28 percent below 2005 levels by 2025 and joined in adopting the agreement reached on December 12, 2015 at the United Nations Framework Convention on Climate Change meetings in Paris. The Paris Agreement was ratified by the requisite number of countries (i.e. at least 55 countries representing at least 55% of global GHG emissions) in October 2016 and its non-binding obligations to limit global warming to well below two degrees Celsius are effective on November 4, 2016. It remains unclear whether and how the results of the 2016 United States election could impact the regulation of GHG emissions at the federal and state level. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations. The CO2 emissions per KWH of electricity generated by FirstEnergy is lower than many of its regional competitors due to its diversified generation sources, which include low or non-CO2 emitting gas-fired and nuclear generators.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations will phase-in as permits are renewed on a five-year cycle from 2018 to 2023. The final rule also allows plants to commit to more stringent effluent limits for wet scrubber systems based on evaporative technology and in return have until the end of 2023 to meet the more stringent limits. On April 13, 2017, the EPA granted a Petition for Reconsideration of the ELG Rule and administratively stayed (effective upon publication in the Federal Register) all deadlines in the Rule pending a new rulemaking. Depending on the outcome of appeals and how any final rules are ultimately implemented, the future costs of compliance with these standards may be substantial and changes to FirstEnergy's and FES' operations may result.

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

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of March 31, 2017 based on estimates of the total costs of cleanup, FE's and its subsidiaries' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $135 million have been accrued through March 31, 2017. Included in the total are accrued liabilities of approximately $89 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FirstEnergy or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of March 31, 2017, FirstEnergy had approximately $2.6 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. The values of FirstEnergy's NDTs fluctuate based on market conditions. If the value of the trusts decline by a material amount, FirstEnergy's obligation to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs. FE and FES have also entered into a total of $24.5 million in parental guarantees in support of the decommissioning of the spent fuel storage facilities located at the nuclear facilities. As FES no longer maintains investment grade credit ratings from either S&P or Moody’s, NG funded a $10 million supplemental trust in 2016 in lieu of the FES parental guarantee that would be required to support the decommissioning of the spent fuel storage facilities. The termination of the FES parental guarantee is subject to NRC review. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of its parental guarantees, as appropriate.

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

FES provides a parental support agreement to NG of up to $400 million. The NRC typically relies on such parental support agreements to provide additional assurance that U.S. merchant nuclear plants, including NG's nuclear units, have the necessary financial resources to maintain safe operations, particularly in the event of extraordinary circumstances. So long as FES remains in the unregulated companies’ money pool, the $500 million secured line of credit with FE discussed above provides FES the needed liquidity in order for FES to satisfy its nuclear support obligations to NG.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The loss or range of loss in these matters is not expected to be material to FirstEnergy or its subsidiaries. The other potentially material items not otherwise discussed above are described under "Note 9, Regulatory Matters" of the Combined Notes to Consolidated Financial Statements.

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
The Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, Condensed Consolidating Balance Sheets as of March 31, 2017 and December 31, 2016, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2017 and 2016, for the parent and guarantor and non-guarantor subsidiaries are presented below. These statements are provided as FG's parent company fully and unconditionally guarantees outstanding registered securities of FG as well as FG's obligations under the facility lease for the Bruce Mansfield sale and leaseback that underlie outstanding registered pass-through trust certificates. Investments in wholly owned subsidiaries are accounted for by the parent company using the equity method. Results of operations for FG and NG are, therefore, reflected in their parent company's investment accounts and earnings as if operating lease treatment was achieved. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and the entries required to reflect operating lease treatment associated with the 2007 Bruce Mansfield Unit 1 sale and leaseback transaction.

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2017	FES	FG	NG	Eliminations	Consolidated
	(In millions)
STATEMENTS OF INCOME (LOSS)

REVENUES	$880	$236	$336	$(538)	$914

OPERATING EXPENSES:
Fuel	—	98	46	—	144
Purchased power from affiliates	663	—	38	(538)	163
Purchased power from non-affiliates	160	—	—	—	160
Other operating expenses	114	225	167	12	518
Provision for depreciation	3	7	15	—	25
General taxes	6	8	7	—	21
Total operating expenses	946	338	273	(526)	1,031

OPERATING INCOME (LOSS)	(66)	(102)	63	(12)	(117)

OTHER INCOME (EXPENSE):
Investment income (loss), including net income (loss) from equity investees	(18)	10	27	1	20
Miscellaneous income	—	—	5	—	5
Interest expense — affiliates	(18)	(3)	(1)	20	(2)
Interest expense — other	(11)	(27)	(11)	14	(35)
Capitalized interest	—	1	7	—	8
Total other income (expense)	(47)	(19)	27	35	(4)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFITS)	(113)	(121)	90	23	(121)

INCOME TAXES (BENEFITS)	(33)	(42)	33	1	(41)

NET INCOME (LOSS)	$(80)	$(79)	$57	$22	$(80)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$(80)	$(79)	$57	$22	$(80)

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(3)	(3)	—	3	(3)
Change in unrealized gains on available-for-sale securities	16	—	16	(16)	16
Other comprehensive income (loss)	13	(3)	16	(13)	13
Income taxes (benefits) on other comprehensive income (loss)	5	(1)	6	(5)	5
Other comprehensive income (loss), net of tax	8	(2)	10	(8)	8
COMPREHENSIVE INCOME (LOSS)	$(72)	$(81)	$67	$14	$(72)

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2016	FES	FG	NG	Eliminations	Consolidated
	(In millions)
STATEMENTS OF INCOME

REVENUES	$1,155	$415	$531	$(902)	$1,199

OPERATING EXPENSES:
Fuel	—	119	46	—	165
Purchased power from affiliates	927	—	57	(902)	82
Purchased power from non-affiliates	377	—	—	—	377
Other operating expenses	4	71	153	12	240
Provision for depreciation	3	31	50	(1)	83
General taxes	8	10	8	—	26
Total operating expenses	1,319	231	314	(891)	973

OPERATING INCOME (LOSS)	(164)	184	217	(11)	226

OTHER INCOME (EXPENSE):
Investment income, including net income from equity investees	249	6	17	(259)	13
Miscellaneous income	2	—	—	—	2
Interest expense — affiliates	(9)	(2)	(2)	11	(2)
Interest expense — other	(13)	(26)	(11)	14	(36)
Capitalized interest	—	2	8	—	10
Total other income (expense)	229	(20)	12	(234)	(13)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFITS)	65	164	229	(245)	213

INCOME TAXES (BENEFITS)	(66)	61	86	1	82

NET INCOME (LOSS)	$131	$103	$143	$(246)	$131

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME (LOSS)	$131	$103	$143	$(246)	$131

OTHER COMPREHENSIVE INCOME (LOSS)
Pension and OPEB prior service costs	(4)	(3)	—	3	(4)
Change in unrealized gains on available-for-sale securities	23	—	23	(23)	23
Other comprehensive income (loss)	19	(3)	23	(20)	19
Income taxes (benefits) on other comprehensive income (loss)	7	(1)	8	(7)	7
Other comprehensive income (loss), net of tax	12	(2)	15	(13)	12
COMPREHENSIVE INCOME (LOSS)	$143	$101	$158	$(259)	$143

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2017	FES	FG	NG	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2	$—	$—	$2
Receivables-
Customers	173	—	—	—	173
Affiliated companies	266	188	237	(315)	376
Other	14	3	34	—	51
Notes receivable from affiliated companies	457	1,675	1,285	(3,417)	—
Materials and supplies	34	135	83	—	252
Derivatives	43	—	—	—	43
Collateral	106	1	—	—	107
Prepayments and other	44	6	1	—	51
	1,137	2,010	1,640	(3,732)	1,055
PROPERTY, PLANT AND EQUIPMENT:
In service	121	2,550	4,718	(281)	7,108
Less — Accumulated provision for depreciation	56	1,931	4,198	(187)	5,998
	65	619	520	(94)	1,110
Construction work in progress	3	58	427	—	488
	68	677	947	(94)	1,598
INVESTMENTS:
Nuclear plant decommissioning trusts	—	—	1,593	—	1,593
Investment in affiliated companies	2,911	—	—	(2,911)	—
Other	—	10	—	—	10
	2,911	10	1,593	(2,911)	1,603

DEFERRED CHARGES AND OTHER ASSETS:
Property taxes	—	9	21	—	30
Accumulated deferred income tax benefits	392	1,305	843	(272)	2,268
Derivatives	17	—	—	—	17
Other	33	335	—	25	393
	442	1,649	864	(247)	2,708
	$4,558	$4,346	$5,044	$(6,984)	$6,964

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$—	$171	$5	$(26)	$150
Short-term borrowings- affiliated companies	3,069	461	1	(3,417)	114
Accounts payable-
Affiliated companies	446	81	198	(409)	316
Other	26	81	—	—	107
Accrued taxes	50	42	61	(16)	137
Derivatives	21	4	—	—	25
Other	32	101	15	46	194
	3,644	941	280	(3,822)	1,043
CAPITALIZATION:
Total equity	146	741	2,073	(2,814)	146
Long-term debt and other long-term obligations	691	2,093	1,120	(1,092)	2,812
	837	2,834	3,193	(3,906)	2,958
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	—	—	—	748	748
Accumulated deferred income taxes	4	—	—	(4)	—
Retirement benefits	27	175	—	—	202
Asset retirement obligations	—	189	726	—	915
Derivatives	3	—	—	—	3
Other	43	207	845	—	1,095
	77	571	1,571	744	2,963
	$4,558	$4,346	$5,044	$(6,984)	$6,964

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2016	FES	FG	NG	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2	$—	$—	$2
Receivables-
Customers	213	—	—	—	213
Affiliated companies	332	315	417	(612)	452
Other	17	2	8	—	27
Notes receivable from affiliated companies	501	1,585	1,294	(3,351)	29
Materials and supplies	45	142	80	—	267
Derivatives	137	—	—	—	137
Collateral	157	—	—	—	157
Prepayments and other	38	24	1	—	63
	1,440	2,070	1,800	(3,963)	1,347
PROPERTY, PLANT AND EQUIPMENT:
In service	120	2,524	4,703	(290)	7,057
Less — Accumulated provision for depreciation	52	1,920	4,144	(187)	5,929
	68	604	559	(103)	1,128
Construction work in progress	2	67	358	—	427
	70	671	917	(103)	1,555
INVESTMENTS:
Nuclear plant decommissioning trusts	—	—	1,552	—	1,552
Investment in affiliated companies	2,923	—	—	(2,923)	—
Other	—	9	1	—	10
	2,923	9	1,553	(2,923)	1,562

DEFERRED CHARGES AND OTHER ASSETS:
Property taxes	—	12	28	—	40
Accumulated deferred income tax benefits	395	1,271	883	(270)	2,279
Derivatives	77	—	—	—	77
Other	33	327	—	21	381
	505	1,610	911	(249)	2,777
	$4,938	$4,360	$5,181	$(7,238)	$7,241

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$—	$200	$5	$(26)	$179
Short-term borrowings - affiliated companies	2,969	483	—	(3,351)	101
Accounts payable-
Affiliated companies	743	107	406	(706)	550
Other	17	93	—	—	110
Accrued taxes	50	48	61	(16)	143
Derivatives	71	6	—	—	77
Other	56	54	10	36	156
	3,906	991	482	(4,063)	1,316
CAPITALIZATION:
Total equity	218	828	2,006	(2,834)	218
Long-term debt and other long-term obligations	691	2,093	1,120	(1,091)	2,813
	909	2,921	3,126	(3,925)	3,031
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	—	—	—	757	757
Accumulated deferred income taxes	4	3	—	(7)	—
Retirement benefits	25	172	—	—	197
Asset retirement obligations	—	188	713	—	901
Derivatives	52	—	—	—	52
Other	42	85	860	—	987
	123	448	1,573	750	2,894
	$4,938	$4,360	$5,181	$(7,238)	$7,241

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2017	FES	FG	NG	Eliminations	Consolidated
	(In millions)

NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES	$(142)	$163	$200	$—	$221
CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	100	—	1	(88)	13
Redemptions and Repayments-
Long-term debt	—	(29)	—	—	(29)
Short-term borrowings, net	—	(22)	—	22	—
Other	(1)	(2)	—	—	(3)
Net cash provided from (used for) financing activities	99	(53)	1	(66)	(19)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	—	(21)	(64)	—	(85)
Nuclear fuel	—	—	(132)	—	(132)
Sales of investment securities held in trusts	—	—	231	—	231
Purchases of investment securities held in trusts	—	—	(245)	—	(245)
Loans to affiliated companies, net	43	(89)	9	66	29
Net cash provided from (used for) investing activities	43	(110)	(201)	66	(202)
Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2	—	—	2
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016	FES	FG	NG	Eliminations	Consolidated
	(In millions)

NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES	$(356)	$278	$307	$—	$229
CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	352	8	1	(312)	49
Redemptions and Repayments-
Short-term borrowings, net	—	(11)	—	11	—
Other	—	(3)	—	—	(3)
Net cash provided from (used for) financing activities	352	(6)	1	(301)	46

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(27)	(53)	(63)	—	(143)
Nuclear fuel	—	—	(149)	—	(149)
Sales of investment securities held in trusts	—	—	138	—	138
Purchases of investment securities held in trusts	—	—	(151)	—	(151)
Cash Investments	10	—	—	—	10
Loans to affiliated companies, net	12	(219)	(83)	301	11
Other	9	—	—	—	9
Net cash provided from (used for) investing activities	4	(272)	(308)	301	(275)
Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	2	—	—	2
Cash and cash equivalents at end of period	$—	$2	$—	$—	$2

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
The Regulated Transmission segment transmits electricity through transmission facilities owned and operated by ATSI, TrAIL, MAIT (effective January 31, 2017) and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP). The segment's revenues are primarily derived from forward-looking rates at ATSI and TrAIL, as well as stated transmission rates at certain of FirstEnergy’s utilities. As discussed in "FERC Matters" above, MAIT and JCP&L submitted applications to FERC requesting authorization to implement forward-looking formula transmission rates. In March 2017, FERC approved JCP&L's and MAIT's forward-looking formula rate with effective dates of June 1, 2017, and July 1, 2017, respectively, both subject to refund pending further FERC hearing and settlement procedures. Both the forward-looking and stated rates recover costs and provide a return on transmission capital investment. Under forward-looking rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.
The CES segment, through FES and AE Supply, primarily supplies electricity to end-use customers through retail and wholesale arrangements, including competitive retail sales to customers primarily in Ohio, Pennsylvania, Illinois, Michigan, New Jersey and Maryland, and the provision of partial POLR and default service for some utilities in Ohio, Pennsylvania and Maryland, including the Utilities. As of March 31, 2017, this business segment controlled 13,162 MWs of electric generating capacity including, as discussed in "Note 9, Regulatory Matters", 1,572 MWs of natural gas and hydroelectric generating capacity subject to an asset purchase agreement with Aspen and the 1,300 MW Pleasants power station subject to an asset purchase agreement with MP resulting from MP's RFP process to address its generation shortfall. The CES segment’s operating results are primarily derived from electric generation sales less the related costs of electricity generation, including fuel, purchased power and net transmission (including congestion) and ancillary costs and capacity costs charged by PJM to deliver energy to the segment’s customers, as well as other operating and maintenance costs, including costs incurred by FENOC.
Corporate support not charged to FE's subsidiaries, interest expense on stand-alone holding company debt, corporate income taxes and other businesses that do not constitute an operating segment are categorized as Corporate/Other for reportable business segment purposes. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of March 31, 2017, Corporate/Other had $4.5 billion of stand-alone holding company long-term debt, of which 33% was subject to variable-interest rates, and $2.8 billion was borrowed by FE under its revolving credit facility.

Segment Financial Information

For the Three Months Ended	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Corporate/ Other	Reconciling Adjustments	Consolidated
	(In millions)

March 31, 2017
External revenues	$2,490	$313	$814	$—	$(65)	$3,552
Internal revenues	—	—	117	—	(117)	—
Total revenues	2,490	313	931	—	(182)	3,552
Depreciation	178	51	28	18	—	275
Amortization of regulatory assets, net	57	2	—	—	—	59
Investment income	14	—	20	3	(13)	24
Interest expense	138	39	45	65	—	287
Income taxes (benefits)	138	52	(35)	(29)	—	126
Net income (loss)	237	88	(67)	(53)	—	205
Total assets	27,826	8,938	5,811	637	—	43,212
Total goodwill	5,004	614	—	—	—	5,618
Property additions	264	224	92	8	—	588

March 31, 2016
External revenues	$2,510	$286	$1,152	$—	$(79)	$3,869
Internal revenues	—	—	152	—	(152)	—
Total revenues	2,510	286	1,304	—	(231)	3,869
Depreciation	167	45	102	15	—	329
Amortization of regulatory assets, net	59	2	—	—	—	61
Investment income	11	—	15	11	(9)	28
Interest expense	150	40	47	51	—	288
Income taxes (benefits)	94	47	85	(13)	—	213
Net income (loss)	158	81	144	(55)	—	328
Total assets	27,447	8,139	16,578	531	—	52,695
Total goodwill	5,004	614	800	—	—	6,418
Property additions	241	279	169	9	—	698

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

The Regulated Transmission segment transmits electricity through transmission facilities owned and operated by ATSI, TrAIL, MAIT (effective January 31, 2017) and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP). The segment's revenues are primarily derived from forward-looking rates at ATSI and TrAIL, as well as stated transmission rates at certain of FirstEnergy’s utilities. As discussed in "FERC Matters" below, MAIT and JCP&L submitted applications to FERC requesting authorization to implement forward-looking formula transmission rates. In March 2017, FERC approved JCP&L's and MAIT's forward-looking formula rate with effective dates of June 1, 2017, and July 1, 2017, respectively, both subject to refund pending further FERC hearing and settlement procedures. Both the forward-looking and stated rates recover costs and provide a return on transmission capital investment. Under forward-looking rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.
The CES segment, through FES and AE Supply, primarily supplies electricity to end-use customers through retail and wholesale arrangements, including competitive retail sales to customers primarily in Ohio, Pennsylvania, Illinois, Michigan, New Jersey and Maryland, and the provision of partial POLR and default service for some utilities in Ohio, Pennsylvania and Maryland, including the Utilities. As of March 31, 2017, this business segment controlled 13,162 MWs of electric generating capacity, including, as further discussed below, 1,572 MWs of natural gas and hydroelectric generating capacity subject to an asset purchase agreement with Aspen and the 1,300 MW Pleasants power station subject to an asset purchase agreement with MP resulting from MP's RFP process to address its generation shortfall. The CES segment’s operating results are primarily derived from electric generation sales less the related costs of electricity generation, including fuel, purchased power and net transmission (including congestion) and ancillary costs and capacity costs charged by PJM to deliver energy to the segment’s customers, as well as other operating and maintenance costs, including costs incurred by FENOC.

Corporate support not charged to FE's subsidiaries, interest expense on stand-alone holding company debt, corporate income taxes and other businesses that do not constitute an operating segment are categorized as Corporate/Other for reportable business segment purposes. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of March 31, 2017, Corporate/Other had $4.5 billion of stand-alone holding company long-term debt, of which 33% was subject to variable-interest rates, and $2.8 billion was borrowed by FE under its revolving credit facility.

EXECUTIVE SUMMARY

FirstEnergy believes having a combination of distribution, transmission and generation assets in a regulated or regulated-like construct is the best way to serve customers. FirstEnergy’s strategy is to be a fully regulated utility, focusing on stable and predictable earnings and cash flow from its regulated business units.

Over the past several years, CES has been impacted by a prolonged decrease in demand and excess generation supply in the PJM Region, which has resulted in a period of protracted low power and capacity prices. To address this, CES sold or deactivated more than 6,770 MWs of competitive generation from 2012 to 2015 and announced in 2016 plans to exit and/or deactivate an additional 856 MWs by 2020 related to the Bay Shore Unit 1 generating station and Units 1-4 of the W.H. Sammis generating station. Additionally, CES has continued to focus on cost reductions, including those identified as part of FirstEnergy's previously disclosed cash flow improvement plan.

However, the energy and capacity markets continue to be weak, as evidenced by the significantly depressed capacity clearing prices and current forward pricing as well as the long-term fundamental view on energy and capacity prices. In order to focus on stable and predictable cash flow from its regulated business units, in November of 2016, FirstEnergy announced that it had begun a strategic review of its competitive operations as it transitions to a fully regulated utility with a target to implement its exit from competitive operations by mid-2018.

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

Additionally, AE Supply’s Pleasants power station (1,300 MWs) was selected in MP's RFP seeking additional generation capacity and on March 6, 2017, MP and AE Supply signed an asset purchase agreement for MP to acquire the Pleasants power station for approximately $195 million subject to customary and other closing conditions, including regulatory approvals. In addition, on March 7, 2017, MP and AE Supply filed applications with the WVPSC and FERC requesting authorization for such purchase.

The strategic options to exit the remaining portion of CES' generation are still uncertain, but could include one or more of the following:

•	Legislative or regulatory solutions for generation assets that recognize their environmental or energy security benefits,

•	Additional asset sales and/or plant deactivations,

•	Restructuring FES debt with its creditors, and/or

•	Seeking protection under U.S. bankruptcy laws for FES and possibly FENOC.

Furthermore, the strategic options, and the timing thereof, could be impacted by various events, including but not limited to, the following:

•	The FES debt maturities, interest payments and sale-leaseback commitments due in June 2017.

•
The outcome of the recently announced directive by the Secretary of Energy to complete a study by mid-June 2017 that explores critical issues central to protecting the long-term reliability of the electric grid, including the impact of federal policy interventions and the changing nature of electricity fuel mix, compensation of on-site fuel supply and other factors that strengthen grid resilience, and the impact of regulatory burdens, mandates and tax and subsidy policies on the premature retirement of baseload power plants.

•
The resolution of recently introduced legislation before the Ohio General Assembly that would create a zero-emission nuclear (ZEN) credit that would compensate nuclear power plants for their environmental attributes and the potential for ZEN legislative action in Pennsylvania.

•
The inability to finalize and consummate settlement agreements with the parties to the previously disclosed disputes regarding long-term coal transportation contracts as discussed in "Environmental Matters" below, whereby FG could be subject to materially higher damages owed to CSX, BNSF and NS.

Today, the competitive generation portfolio is comprised of more than 13,000 MWs of generation, primarily from coal, nuclear and natural gas and oil fuel sources. The assets can generate approximately 70-75 million MWHs annually, with up to an additional five million MWHs available from purchased power agreements for wind, solar, and CES' entitlement in OVEC, of which a portion is sold through various retail channels and the remainder targeting forward wholesale or spot sales. Subject to the completion of the sale of AE Supply's natural gas generating plants and AGC’s interest in Bath County as well as the transfer of the Pleasants Power station to MP, the size and generation capacity of CES’ portfolio will reduce to approximately 10,000 MWs with approximately 60-65 million MWHs produced annually.

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

FES has $130 million of debt maturities in June of 2017 (and $515 million of maturing debt in 2018 beginning in the second quarter). Additionally, FES has interest payments and sale-leaseback commitments of $108 million due in June of 2017. Based on FES' current senior unsecured debt rating, capital structure and the forecasted decline in wholesale forward market prices over the next few years, the debt maturities are likely to be difficult to refinance, even on a secured basis. Failure to refinance the debt would further stress FES' anticipated liquidity. It is uncertain whether FES would use currently available liquidity to make upcoming debt and other payments. Furthermore, lack of clarity regarding the timing and viability of alternative strategies, including additional asset sales or deactivations and/or converting generation from competitive operations to a regulated or regulated-like construct in a way that provides FES with the means to satisfy its obligations over the long-term, may require FES to restructure debt and other financial obligations with its creditors or seek protection under U.S. bankruptcy laws.  In the event FES seeks protection under U.S. bankruptcy laws, FENOC may similarly seek such protection. Although management is exploring capital and other cost reductions, asset sales, and other options to improve cash flow as well as continuing with legislative efforts to explore a regulatory solution, these obligations and their impact on liquidity raise substantial doubt about FES’ ability to meet its obligations as they come due over the next twelve months and, as such, its ability to continue as a going concern.

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

With more than 24,000 miles in operations, the transmission system is the centerpiece of FirstEnergy’s regulated investment strategy. Regulated Transmission's rate base compounded annual growth rate is expected to be 9% through 2021 as the company plans to invest $4.2 to $5.8 billion in capital from 2017 to 2021 as part of its Energizing the Future transmission plan, which began as a $4.2 billion investment plan from 2014 through 2017 to upgrade FirstEnergy's transmission system.

These investments continue to be focused in the stand-alone transmission companies with effective forward-looking formula rates including ATSI and TrAIL as well as forward-looking formula rates at MAIT and JCP&L, which FERC approved in March 2017 with effective dates of June 1, 2017 and July 1, 2017, respectively, both subject to refund pending further FERC hearing and settlement procedures. FirstEnergy believes its existing transmission infrastructure creates incremental investment opportunities of approximately $20 billion beyond those identified through 2021 which will make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility. FirstEnergy plans to fund a portion of these investments with $500 million of equity annually from 2017 through 2019.

In addition to the significant opportunities at Regulated Transmission, the scale and diversity of the ten Utilities that comprise the Regulated Distribution segment uniquely position this business unit for growth and represents an additional investment opportunity. Last year, eight of the ten Utilities completed rate proceedings which will provide benefits to the customers and communities those Utilities serve while providing for additional growth opportunities, such as future investments in smart meter technology and electric system improvement projects to increase reliability and improve service to their customers as well as exploring future opportunities in customer engagement that focuses on the electrification of customers' homes and businesses by providing a full range of products and services.

Although weather adjusted distribution deliveries through 2019 are forecasted to be flat as compared to 2016, Regulated Distribution’s earnings over the next three years are anticipated to increase as a result of (i) the PUCO-approved ESP IV, which includes $204 million in additional annual revenue pursuant to DMR which became effective January 1, 2017, (ii) the PPUC-approved settlement agreements in the Pennsylvania Companies’ base rate cases, which include approximately $290 million in aggregate additional annual revenue, effective January 27, 2017, and (iii) the NJBPU-approved settlement in JCP&L’s base rate case, which provides for an $80 million annual revenue increase effective January 1, 2017.

Planned capital expenditures for Regulated Distribution are approximately $1.3 billion, annually for 2017 through 2019.

FINANCIAL OVERVIEW

(In millions, except per share amounts)	For the Three Months Ended March 31
	2017	2016	Change

REVENUES:	$3,552	$3,869	$(317)	(8)%

OPERATING EXPENSES:
Fuel	368	381	(13)	(3)%
Purchased power	863	1,124	(261)	(23)%
Other operating expenses	1,142	918	224	24%
Provision for depreciation	275	329	(54)	(16)%
Amortization of regulatory assets, net	59	61	(2)	(3)%
General taxes	271	280	(9)	(3)%
Total operating expenses	2,978	3,093	(115)	(4)%

OPERATING INCOME	574	776	(202)	(26)%

OTHER INCOME (EXPENSE):
Investment income	24	28	(4)	(14)%
Interest expense	(287)	(288)	1	—%
Capitalized financing costs	20	25	(5)	(20)%
Total other expense	(243)	(235)	(8)	3%

INCOME BEFORE INCOME TAXES	331	541	(210)	(39)%

INCOME TAXES	126	213	(87)	(41)%

NET INCOME	$205	$328	$(123)	(38)%

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.46	$0.78	$(0.32)	(41)%
Diluted	$0.46	$0.77	$(0.31)	(40)%

FirstEnergy’s net income in the first quarter of 2017 was $205 million, or a basic and diluted earnings of $0.46 per share of common stock, compared with net income of $328 million, or basic earnings of $0.78 per share of common stock ($0.77 diluted) in the first quarter of 2016.

As further discussed below, first quarter 2017 earnings decreased over the same period of 2016 primarily resulting from a pre-tax charge at CES of $164 million associated with estimated losses on long-term coal transportation contract disputes, as discussed in "Environmental Matters" below, but were partially offset by increased earnings at Regulated Distribution and Regulated Transmission.

During the first quarter of 2017, FirstEnergy’s revenues decreased $317 million as compared to the same period in 2016, resulting from a $373 million decrease at CES and a $20 million decrease at Regulated Distribution, partially offset by a $27 million increase at Regulated Transmission.

•	The decrease in revenue at CES was primarily due to lower contract sales volumes at lower prices and lower capacity revenues partially offset by an increase in wholesale sales.

•
The decrease in revenue at Regulated Distribution primarily resulted from lower generation revenues mainly related to increased shopping in Ohio, Pennsylvania, and New Jersey as well as the absence of the sale of oil and gas royalties recognized in 2016 at WP. These declines were partially offset by increases in distribution services revenues resulting from the implementation of new rates in 2017 in Ohio, Pennsylvania and New Jersey.

•
The increase in revenue at Regulated Transmission resulted from recovery of incremental operating expenses and a higher rate base at ATSI and TrAIL, partially offset by lower network transmission revenues at the Utilities associated with lower peak demands.

Operating expenses decreased $115 million in the first quarter of 2017 as compared to the first quarter of 2016, primarily reflecting a decrease at Regulated Distribution of $126 million and a decrease at CES of $38 million, partially offset by an increase at Regulated Transmission of $15 million. Changes in certain operating expenses include the following:

•
Fuel expense decreased $13 million, primarily resulting from lower generation associated with outages and lower economic dispatch of fossil units resulting from low wholesale spot market energy prices.

•
Purchased power decreased $261 million, primarily at CES, due to lower capacity expense as a result of lower contract sales and lower capacity rates as well as lower purchased power volumes and market prices. At Regulated Distribution, the decline in purchased power was the result of lower volumes from increased customer shopping as well as lower prices reflecting lower default service auction prices.

•
Other operating expenses increased $224 million, reflecting an increase of $243 million at CES primarily associated with estimated losses on long-term coal transportation contract disputes, as previously discussed, and higher mark-to-market expenses on commodity contract positions. Operating expenses decreased $23 million at Regulated Distribution resulting primarily from the absence of economic development and energy efficiency obligations recognized in 2016 under the Ohio

Companies' ESP IV, partially offset by higher operating and maintenance expenses, including increased storm restoration costs.

Other income (expense) increased $8 million, primarily from lower OTTI on NDT investments.

FirstEnergy’s effective tax rate was 38.1% for the three months ended March 31, 2017 compared to 39.4% for the same period in 2016, due to tax benefits recognized in the first quarter of 2017.
RESULTS OF OPERATIONS

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in "Note 12, Segment Information", of the Combined Notes to Consolidated Financial Statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Summary of Results of Operations — First Three Months of 2017 Compared with First Three Months of 2016

Financial results for FirstEnergy’s business segments in the first three months of 2017 and 2016 were as follows:

First Three Months 2017 Financial Results	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$2,444	$313	$773	$(42)	$3,488
Other	46	—	41	(23)	64
Internal	—	—	117	(117)	—
Total Revenues	2,490	313	931	(182)	3,552

Operating Expenses:
Fuel	141	—	227	—	368
Purchased power	813	—	167	(117)	863
Other operating expenses	624	45	564	(91)	1,142
Provision for depreciation	178	51	28	18	275
Amortization of regulatory assets, net	57	2	—	—	59
General taxes	184	42	30	15	271
Total Operating Expenses	1,997	140	1,016	(175)	2,978

Operating Income (Loss)	493	173	(85)	(7)	574

Other Income (Expense):
Investment income (loss)	14	—	20	(10)	24
Interest expense	(138)	(39)	(45)	(65)	(287)
Capitalized financing costs	6	6	8	—	20
Total Other Expense	(118)	(33)	(17)	(75)	(243)

Income (Loss) Before Income Taxes (Benefits)	375	140	(102)	(82)	331
Income taxes (benefits)	138	52	(35)	(29)	126
Net Income (Loss)	$237	$88	$(67)	$(53)	$205

First Three Months 2016 Financial Results	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$2,431	$286	$1,101	$(46)	$3,772
Other	79	—	51	(33)	97
Internal	—	—	152	(152)	—
Total Revenues	2,510	286	1,304	(231)	3,869

Operating Expenses:
Fuel	139	—	242	—	381
Purchased power	926	—	350	(152)	1,124
Other operating expenses	647	37	321	(87)	918
Provision for depreciation	167	45	102	15	329
Amortization of regulatory assets, net	59	2	—	—	61
General taxes	185	41	39	15	280
Total Operating Expenses	2,123	125	1,054	(209)	3,093

Operating Income (Loss)	387	161	250	(22)	776

Other Income (Expense):
Investment income	11	—	15	2	28
Interest expense	(150)	(40)	(47)	(51)	(288)
Capitalized financing costs	4	7	11	3	25
Total Other Expense	(135)	(33)	(21)	(46)	(235)

Income (Loss) Before Income Taxes (Benefits)	252	128	229	(68)	541
Income taxes (benefits)	94	47	85	(13)	213
Net Income (Loss)	$158	$81	$144	$(55)	$328

Changes Between First Three Months 2017 and First Three Months 2016 Financial Results	Regulated Distribution	Regulated Transmission	Competitive Energy Services	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$13	$27	$(328)	$4	$(284)
Other	(33)	—	(10)	10	(33)
Internal	—	—	(35)	35	—
Total Revenues	(20)	27	(373)	49	(317)

Operating Expenses:
Fuel	2	—	(15)	—	(13)
Purchased power	(113)	—	(183)	35	(261)
Other operating expenses	(23)	8	243	(4)	224
Provision for depreciation	11	6	(74)	3	(54)
Amortization of regulatory assets, net	(2)	—	—	—	(2)
General taxes	(1)	1	(9)	—	(9)
Total Operating Expenses	(126)	15	(38)	34	(115)

Operating Income (Loss)	106	12	(335)	15	(202)

Other Income (Expense):
Investment income (loss)	3	—	5	(12)	(4)
Interest expense	12	1	2	(14)	1
Capitalized financing costs	2	(1)	(3)	(3)	(5)
Total Other Expense	17	—	4	(29)	(8)

Income (Loss) Before Income Taxes (Benefits)	123	12	(331)	(14)	(210)
Income taxes (benefits)	44	5	(120)	(16)	(87)
Net Income (Loss)	$79	$7	$(211)	$2	$(123)

Regulated Distribution — First Three Months of 2017 Compared with First Three Months of 2016

Regulated Distribution's net income increased $79 million in the first three months of 2017 as compared to the same period of 2016, reflecting implementation of approved rates in Ohio, Pennsylvania, and New Jersey, as further described below. Additionally, in the first quarter of 2016, the Ohio Companies recognized $51 million in regulatory charges resulting from the PUCO's March 31, 2016 Opinion and Order adopting and approving, with modifications, the Ohio Companies' ESP IV that was partially offset by revenues recognized in 2016 from the sale of oil and gas rights.

Revenues —

The $20 million decrease in total revenues resulted from the following sources:

	For the Three Months Ended March 31		Increase
Revenues by Type of Service	2017	2016	(Decrease)
	(In millions)
Distribution services	$1,308	$1,157	$151

Generation sales:
Retail	1,013	1,152	(139)
Wholesale	123	122	1
Total generation sales	1,136	1,274	(138)

Other	46	79	(33)
Total Revenues	$2,490	$2,510	$(20)

Distribution services revenues increased $151 million primarily resulting from the implementation of the DMR in Ohio effective January 1, 2017, and approved base distribution rate increases in Pennsylvania and New Jersey, effective January 27, 2017, and January 1, 2017, respectively. Partially offsetting this net rate increase was a decline in MWH deliveries, primarily resulting from lower weather-related usage, as described below. Additionally, distribution revenues were impacted by higher rates associated with the recovery of deferred costs. Distribution deliveries by customer class are summarized in the following table:

	For the Three Months Ended March 31		Increase
Electric Distribution MWH Deliveries	2017	2016	(Decrease)
	(In thousands)
Residential	13,869	14,336	(3.3)%
Commercial	10,445	10,560	(1.1)%
Industrial	12,433	12,377	0.5%
Other	143	147	(2.7)%
Total Electric Distribution MWH Deliveries	36,890	37,420	(1.4)%

Lower distribution deliveries to residential and commercial customers reflect lower weather-related usage resulting from heating degree days that were 8% below 2016, and 16% below normal. Deliveries to industrial customers increased reflecting higher shale and steel customer usage.

The following table summarizes the price and volume factors contributing to the $138 million decrease in generation revenues for the first three months of 2017 compared to the same period of 2016:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of decrease in sales volumes	$(88)
Change in prices	(51)
(139)
Wholesale:
Effect of increase in sales volumes	22
Change in prices	(8)
Capacity Revenue	(13)
1
Decrease in Generation Revenues	$(138)

The decrease in retail generation sales volumes was primarily due to increased customer shopping in Ohio, Pennsylvania, and New Jersey. Total generation provided by alternative suppliers as a percentage of total MWH deliveries increased to 84% from 79% for the Ohio Companies, to 67% from 65% for the Pennsylvania Companies and to 51% from 50% for JCP&L. The decrease in retail generation prices primarily resulted from lower default service auction prices.

Wholesale generation revenues increased $1 million in the first three months of 2017, as compared to the same period of 2016, primarily due to higher wholesale sales, partially offset by lower capacity revenues and lower spot market energy prices. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Other revenues decreased $33 million primarily related to a $26 million gain on the sale of oil and gas rights at WP recognized in 2016.

Operating Expenses —

Total operating expenses decreased $126 million primarily due to the following:

•
Purchased power costs decreased $113 million during the first three months of 2017, as compared to the same period of 2016 primarily due to decreased volumes resulting from increased customer shopping, as described above, as well as lower unit costs reflecting lower default service auction prices.

Source of Change in Purchased Power	Increase (Decrease)

(In millions)
Purchases from non-affiliates:
Change due to decreased unit costs	$(47)
Change due to volumes	(54)
(101)
Purchases from affiliates:
Change due to decreased unit costs	(10)
Change due to volumes	(25)
(35)
Capacity Expense	(10)
Amortization of deferred costs	33
Decrease in Purchased Power Costs	$(113)

•	Other operating expenses decreased $23 million primarily due to:

•
A decrease of $51 million resulting from the recognition in 2016 of economic development and energy efficiency obligations in accordance with the PUCO's March 31, 2016 Opinion and Order adopting and approving, with modifications, the Ohio Companies' ESP IV.

•
Partially offsetting the decrease were higher operating and maintenance expenses of $26 million, including increased storm restoration costs of $17 million, which were deferred for future recovery, resulting in no material impact on current period earnings, and increased operating and maintenance expenses in Pennsylvania recovered through the new base distribution rates effective January 27, 2017.

•	Depreciation expense increased $11 million primarily due to a higher rate base as well as increased rates in Pennsylvania.

Other Expense —

Total other expense decreased $17 million primarily related to lower interest expense resulting from various debt maturities at JCP&L and OE.

Income Taxes —

Regulated Distribution’s effective tax rate was 36.8% and 37.3% for the first three months of 2017 and 2016, respectively.

Regulated Transmission — First Three Months of 2017 Compared with First Three Months of 2016

Net income increased $7 million in the first three months of 2017, compared to the same period of 2016, primarily resulting from a higher rate base at ATSI and TrAIL.

Revenues —

Total revenues increased $27 million principally due to recovery of incremental operating expenses and a higher rate base at ATSI and TrAIL.

Revenues by transmission asset owner are shown in the following table:

	For the Three Months Ended March 31		Increase
Revenues by Transmission Asset Owner	2017	2016	(Decrease)
	(In millions)
ATSI	$153	$134	$19
TrAIL	71	62	9
MAIT	25	27	(2)
JCP&L	23	23	—
Other	41	40	1
Total Revenues	$313	$286	$27

Operating Expenses —

Total operating expenses increased $15 million principally due to higher operating and maintenance costs as well as higher depreciation expense at ATSI and TrAIL, which are recovered through ATSI and TrAIL's formula rates.

Other Expense —

Other expense were flat in the first three months of 2017 compared to the same period of 2016.

Income Taxes —

Regulated Transmission’s effective tax rate was 37.1% and 36.7% for the first three months of 2017 and 2016, respectively.

CES — First Three Months of 2017 Compared with First Three Months of 2016

Operating results decreased $211 million in the first three months of 2017, compared to the same period of 2016, primarily resulting from a pre-tax charge of $164 million associated with estimated losses on long-term coal transportation contract disputes, as discussed in "Environmental Matters" below, lower capacity revenue due to lower capacity auction prices and higher mark-to-market expenses on commodity contract positions, partially offset by lower depreciation expense due to the asset impairments recognized in the fourth quarter of 2016.

Revenues —

Total revenues decreased $373 million in the first three months of 2017, compared to the same period of 2016, primarily due to lower volumes at lower prices, lower capacity revenues and lower net gains on financially settled contracts, partially offset by an increase in short-term (net hourly position) transactions, as further described below.

The decrease in total revenues resulted from the following sources:

	For the Three Months Ended March 31		Decrease
Revenues by Type of Service	2017	2016
	(In millions)
Contract Sales:
Direct	$200	$206	$(6)
Governmental Aggregation	110	240	(130)
Mass Market	37	49	(12)
POLR	154	157	(3)
Structured Sales	80	162	(82)
Total Contract Sales	581	814	(233)
Wholesale	296	418	(122)
Transmission	13	21	(8)
Other	41	51	(10)
Total Revenues	$931	$1,304	$(373)

	For the Three Months Ended March 31		Increase (Decrease)
MWH Sales by Channel	2017	2016
	(In thousands)
Contract Sales:
Direct	3,939	3,794	3.8%
Governmental Aggregation	2,137	3,569	(40.1)%
Mass Market	543	703	(22.8)%
POLR	2,764	2,552	8.3%
Structured Sales	1,952	3,896	(49.9)%
Total Contract Sales	11,335	14,514	(21.9)%
Wholesale	4,455	1,913	132.9%
Total MWH Sales	15,790	16,427	(3.9)%

The following table summarizes the price and volume factors contributing to changes in revenues:

	Source of Change in Revenues
	Increase (Decrease)
MWH Sales Channel:	Sales Volumes	Prices	Gain on Settled Contracts	Capacity Revenue	Total
	(In millions)
Direct	$8	$(14)	$—	$—	$(6)
Governmental Aggregation	(96)	(34)	—	—	(130)
Mass Market	(11)	(1)	—	—	(12)
POLR	13	(16)	—	—	(3)
Structured Sales	(81)	(1)	—	—	(82)
Wholesale	77	(4)	(46)	(149)	(122)

Lower sales volumes in Governmental Aggregation and Mass Market channels primarily reflects the continuation of CES' strategy to more effectively hedge its generation, as discussed above. The Direct, Governmental Aggregation and Mass Market customer base was approximately 920,000 as of March 31, 2017, compared to 1.6 million as of March 31, 2016. Although unit pricing was lower year-over-year, the decrease was primarily attributable to lower capacity expense as discussed below, which is a component of the retail price.

The decrease in POLR sales of $3 million was primarily due to lower unit prices as a result of lower capacity expense, which is a component of the retail price, partially offset by higher volumes. Structured Sales decreased $82 million, primarily due to the impact of lower transaction volumes.

Wholesale revenues decreased $122 million, primarily due to a decrease in capacity revenue from lower capacity auction prices and lower net gains on financially settled contracts, partially offset by an increase in short-term (net hourly position) transactions. Although wholesale short-term transactions increased year-over-year, low average spot market energy prices reduced the economic dispatch of fossil generating units, limiting additional wholesale sales.

Transmission revenue decreased $8 million, primarily due to lower congestion revenue.

Other revenue decreased $10 million, primarily due to lower lease revenues from the expiration of a nuclear sale-leaseback agreement. CES earns lease revenue associated with the lessor equity interests it has purchased in sale-leaseback transactions, one of which expired in May 2016.

Operating Expenses —

Total operating expenses decreased $38 million in the first three months of 2017, compared to the same period of 2016, due to the following:

•
Fuel costs decreased $15 million, primarily due to lower generation associated with outages and lower economic dispatch of fossil units resulting from low wholesale spot market energy prices, as described above.

•
Purchased power costs decreased $183 million, primarily due to lower capacity expenses ($138 million), and lower volumes ($17 million) at lower unit prices ($28 million). The decrease in capacity expense, which is a component of CES' retail price, was primarily the result of lower contract sales and lower capacity rates associated with CES' retail sales obligations. Lower volumes and unit prices primarily resulted from lower contract sales, partially offset by economic purchases and lower wholesale spot market prices, as discussed above.

•	A $164 million charge associated with estimated losses on long-term coal transportation contract disputes recognized in the first quarter of 2017 as discussed in "Environmental Matters" below.

•	Fossil operating costs decreased $24 million, primarily due to decreased outage costs.

•	Nuclear operating costs increased $7 million, primarily as a result of higher refueling outage costs.

•	Transmission expenses decreased $16 million, primarily due to lower load requirements.

•	Other operating expenses increased $112 million, primarily due to higher mark-to-market expenses on commodity contract positions.

•	Depreciation expense decreased $74 million, primarily due to a lower asset base resulting from asset impairments recognized in the fourth quarter of 2016.

•	General taxes decreased $9 million, primarily due to lower gross receipts taxes associated with lower retail sales volumes.

Other Expense —

Total other expense decreased $4 million in the first three months of 2017, compared to the same period of 2016, primarily due to lower OTTI on NDT investments.

Income Taxes (Benefits) —

CES' effective tax rate was 34.3% on pre-tax losses and 37.1% on pre-tax income for the first three months of 2017 and 2016, respectively. The change in the effective tax rate is primarily due to valuation allowances on state tax benefits resulting from charges associated with long-term coal transportation contract disputes.

Corporate / Other — First Three Months of 2017 Compared with First Three Months of 2016

Financial results from the Corporate/Other operating segment and reconciling items resulted in a $2 million increase in net income in the first three months of 2017 compared to the same period of 2016 primarily due to tax benefits recognized in the first quarter of 2017, partially offset by higher interest expense from higher short-term borrowings and lower investment income on FirstEnergy's equity method investment in Global Holding.
Regulatory Assets

Regulatory assets represent incurred costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent amounts that are expected to be credited to customers through future regulated rates or amounts collected from customers for costs not yet incurred. FirstEnergy and the Utilities net their regulatory assets and liabilities based on federal and state jurisdictions. The following table provides information about the composition of net regulatory assets as of March 31, 2017 and December 31, 2016, and the changes during the three months ended March 31, 2017:

Net Regulatory Assets by Source	March 31, 2017	December 31, 2016	Increase (Decrease)
	(In millions)
Regulatory transition costs	$73	$90	$(17)
Customer receivables for future income taxes	367	444	(77)
Nuclear decommissioning and spent fuel disposal costs	(166)	(304)	138
Asset removal costs	(477)	(470)	(7)
Deferred transmission costs	143	127	16
Deferred generation costs	221	215	6
Deferred distribution costs	258	296	(38)
Contract valuations	147	153	(6)
Storm-related costs	313	353	(40)
Other	121	110	11
Net Regulatory Assets included on the Consolidated Balance Sheets	$1,000	$1,014	$(14)

Regulatory assets that do not earn a current return totaled approximately $108 million and $153 million as of March 31, 2017 and December 31, 2016, respectively, primarily related to storm damage costs and are currently being recovered through rates.

As of March 31, 2017, and December 31, 2016, FirstEnergy had approximately $218 million and $157 million, respectively, of net regulatory liabilities that are primarily related to asset removal costs. Net regulatory liabilities are classified within Other noncurrent liabilities on the Consolidated Balance Sheets.
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

FirstEnergy’s unregulated subsidiaries, specifically FES and AE Supply, expect to rely on, in the case of AE Supply, internal sources, the unregulated companies' money pool, and proceeds generated from previously disclosed asset sales, subject to closing, and in the case of FES, its current access to the unregulated companies' money pool and a two-year secured line of credit from FE of up to $500 million, as further described below. Additionally, FES subsidiaries have debt maturities in June 2017 and beginning in the second quarter of 2018 of $130 million and $515 million, respectively, and FES has interest payments and sale-leaseback commitments of $108 million due in June of 2017. The inability to refinance the debt maturities could cause FES to take one or more of the following actions: (i) restructuring of debt and other financial obligations, (ii) additional borrowings under its credit facility with FE, (iii) further asset sales or plant deactivations, and/or (iv) seeking protection under U.S. bankruptcy laws. In the event FES seeks such protection, FENOC may similarly seek protection under U.S. bankruptcy laws.

FirstEnergy's strategy is to focus on investments in its regulated operations. The centerpiece of this strategy is the Energizing the Future transmission plan, pursuant to which FirstEnergy plans to invest $4.2 to $5.8 billion in capital investments from 2017 to 2021, and which began as a $4.2 billion investment plan from 2014 through 2017 to upgrade FirstEnergy's transmission system. This program is focused on projects that enhance system performance, physical security and add operating flexibility and capacity starting with the ATSI system and moving east across FirstEnergy's service territory over time. In total, FirstEnergy has identified over $20 billion in transmission investment opportunities across the 24,000 mile transmission system, making this a continuing platform for investment in the years beyond 2021.

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

Any financing plans by FE or any of its subsidiaries, including the issuance of equity and debt, and the refinancing of short-term and maturing long-term debt are subject to market conditions and other factors. No assurance can be given that any such issuances, financing or refinancing, as the case may be, will be completed as anticipated or at all. Any delay in the completion of financing plans could require FE or any of its subsidiaries to utilize short-term borrowing capacity, which could impact available liquidity. In particular, FES may borrow under its credit facility with FE, to the extent available, to refinance debt maturities and mandatory purchase obligations, which would impact available liquidity for FES and, FE to the extent FE funds any such borrowings through its bank facility and/or cash. In addition, FE and its subsidiaries expect to continually evaluate any planned financings, which may result in changes from time to time.

As of March 31, 2017, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was due in large part to currently payable long-term debt and short-term borrowings, as well as the impact of estimated losses on long-term coal transportation contract disputes. Currently payable long-term debt as of March 31, 2017, included the following:

Currently Payable Long-Term Debt	(In millions)
Unsecured notes	$1,330
FMBs	575
Unsecured PCRBs	130
Collateralized lease obligation bonds	5
Sinking fund requirements	68
Other notes	39
$2,147

Short-Term Borrowings / Revolving Credit Facilities

FE and the Utilities and FET and its subsidiaries participate in two separate five-year syndicated revolving credit facilities with aggregate commitments of $5.0 billion (Facilities), which are available through December 6, 2021.

FE and the Utilities and FET and its subsidiaries may use borrowings under their Facilities for working capital and other general corporate purposes, including intercompany loans and advances by a borrower to any of its subsidiaries.

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

FirstEnergy had $2,750 million and $2,675 million of short-term borrowings as of March 31, 2017 and December 31, 2016, respectively. FirstEnergy’s available liquidity from external sources as of March 31, 2017 was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2021	$4,000	$1,240
FET(2)	Revolving	December 2021	1,000	1,000
		Subtotal	$5,000	$2,240
		Cash	—	164
		Total	$5,000	$2,404

(1)	FE and the Utilities.

(2)	Includes FET, ATSI and TrAIL.

FES had $114 million and $101 million of short-term borrowings as of March 31, 2017 and December 31, 2016, respectively. Of such amounts, $101 million represents a currently outstanding promissory note due June 28, 2017 payable to AE Supply and, as applicable, the remainder represents borrowings under the unregulated money pool. FES' available liquidity as of March 31, 2017 was as follows:

Type	Commitment	Available Liquidity
	(In millions)
Two-year secured credit facility with FE	$500	$500
Cash	—	2
	$500	$502

The following table summarizes the borrowing sub-limits for each borrower under the Facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations, as of March 31, 2017:

Borrower	FirstEnergy Revolving Credit Facility Sub-Limit	FET Revolving Credit Facility Sub-Limit	Regulatory and Other Short-Term Debt Limitations
	(In millions)
FE	$4,000	$—	$—	(1)
FET	—	1,000	—	(1)
OE	500	—	500	(2)
CEI	500	—	500	(2)
TE	500	—	500	(2)
JCP&L	600	—	500	(2)
ME	300	—	500	(2)
PN	300	—	300	(2)
WP	200	—	200	(2)
MP	500	—	500	(2)
PE	150	—	150	(2)
ATSI	—	500	500	(2)
Penn	50	—	100	(2)
TrAIL	—	400	400	(2)
MAIT	—	400	400	(2)(3)

(1)	No limitations.

(2)	Includes amounts which may be borrowed under the regulated companies' money pool.

(3)	Pending PPUC approval with respect to the money pool and pending receipt of credit ratings with respect to the FET Facility.

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

As of March 31, 2017, the borrowers were in compliance with the applicable debt to total capitalization ratio covenants as well as in the case of FE, the minimum interest coverage ratio requirement, in each case as defined under the respective Facilities.

Separately, in December 2016, FE and FES entered into a two-year secured credit facility in which FE provides a committed line of credit to FES of up to $500 million and additional credit support of up to $200 million to cover a $169 million surety bond for the benefit of the PA DEP with respect to LBR, and other bonds as may be designated in writing by FES to FE. So long as FES remains in the unregulated companies' money pool, the $500 million secured line of credit provides FES the needed liquidity in order for FES to satisfy its nuclear support obligation to NG in the event of extraordinary circumstances with respect to its nuclear facilities. The new facility matures on December 31, 2018, and is secured by FMBs issued by FG ($250 million) and NG ($450 million). Additionally, FES maintains access to the unregulated companies' money pool and continues to conduct its ordinary course business under that money pool in lieu of borrowing under the new facility.

Term Loans

FE has a $1.2 billion variable rate syndicated term loan credit agreement with a maturity date of December 6, 2021. The initial borrowing under the term loan, which took the form of a Eurodollar rate advance, may be converted from time to time, in whole or in part, to alternate base rate advances or other Eurodollar rate advances. The proceeds from this term loan refinanced terminated term loan facilities. Additionally, in February 2017, FE entered into two separate $125 million three-year term loan credit agreements with two banks providing for variable rate term loans with a maturity date of February 16, 2020. The proceeds from these term loans reduced borrowings under the FE Facility. Each of the term loans contains covenants and other terms and conditions substantially similar to those of the FE Facility described above, including the same consolidated debt to total capitalization ratio and interest coverage requirements.

As of March 31, 2017, FE was in compliance with the applicable consolidated debt to total capitalization ratio covenants as well as the interest coverage ratio requirement, as defined under these term loans.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and the holding company to meet their short-term working capital requirements. A similar but separate arrangement exists among FirstEnergy’s unregulated companies. FESC administers these two money pools and tracks surplus funds of FirstEnergy and the respective regulated and unregulated subsidiaries, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first three months of 2017 was 1.10% per annum for the regulated companies’ money pool and 2.36% per annum for the unregulated companies’ money pool.

As discussed above, FES currently maintains access to the unregulated companies' money pool in lieu of borrowing under its $500 million secured line of credit. As of March 31, 2017, FES, its subsidiaries and FENOC had $49 million of borrowings in the aggregate under the unregulated companies' money pool.

Long-Term Debt Capacity

FE's and its subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of March 31, 2017:

	Senior Secured			Senior Unsecured
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	—	—	—	BB+	Baa3	BBB-
FES	B	B1	—	CCC+	Caa1	C
AE Supply	BB	—	BB	BB-	B1	BB-
AGC	—	—	—	BB-	Baa3	BB
ATSI	—	—	—	BBB-	Baa2	BBB+
CEI	BBB+	Baa1	A-	BBB-	Baa3	BBB+
FET	—	—	—	BB+	Baa3	BBB-
JCP&L	—	—	—	BBB-	Baa2	BBB
ME	—	—	—	BBB-	A3	BBB+
MP	BBB+	A3	BBB+	—	—	—
OE	BBB+	A2	A-	BBB-	Baa1	BBB+
PN	—	—	—	BBB-	Baa1	BBB+
Penn	—	A2	A-	—	—	—
PE	—	—	—	—	—	—
TE	BBB+	Baa1	A-	—	—	—
TrAIL	—	—	—	BBB-	A3	BBB+
WP	BBB+	A1	A-	—	—	—

Debt capacity is subject to the consolidated debt to total capitalization limits in the Facilities previously discussed. As of March 31, 2017, FE and its subsidiaries could issue additional debt of approximately $4.2 billion or incur a $2.3 billion reduction to equity, and remain within the limitations of the financial covenants required by the FE Facility.

Changes in Cash Position

As of March 31, 2017, FirstEnergy had $164 million of cash and cash equivalents compared to $199 million of cash and cash equivalents as of December 31, 2016. As of March 31, 2017 and December 31, 2016, FirstEnergy had approximately $44 million and $61 million, respectively, of restricted cash included in Other current assets on the Consolidated Balance Sheets.

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

Net cash provided from operating activities was $785 million during the first three months of 2017 compared with $650 million provided from operating activities during the first three months of 2016. Cash flows from operations increased $135 million in the first three months of 2017, compared with the same period of 2016, primarily due to the following:

•	The absence of cash contributions to the qualified pension plan that occurred in 2016;

•	Higher distribution services revenues reflecting implementation of approved rates in Ohio, Pennsylvania, and New Jersey, as further described above; partially offset by

•	Lower capacity revenues at CES.

Cash Flows From Financing Activities

In the first three months of 2017, cash provided from financing activities was $58 million compared to $230 million of cash used for financing activities during the first three months of 2016. The following table summarizes redemptions, repayments, short-term borrowings and dividends:

	For the Three Months Ended March 31
Securities Issued or Redeemed / Repaid	2017	2016
	(In millions)
New Issues
Term Loan	$250	$—

Redemptions / Repayments
PCRBs	(29)	—
FMBs	(150)	—
Senior secured notes	(32)	(31)
	$(211)	$(31)

Short-term borrowings, net	$75	$425

Common stock dividend payments	$(159)	$(152)

Cash Flows From Investing Activities

Cash used for investing activities in the first three months of 2017 principally represented cash used for property additions. The following table summarizes investing activities for the first three months of 2017 and the comparable period of 2016:

	For the Three Months Ended March 31
Cash Used for Investing Activities	2017	2016	Increase (Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$264	$241	$23
Regulated Transmission	224	279	(55)
Competitive Energy Services	92	169	(77)
Corporate / Other	8	9	(1)
Nuclear fuel	132	149	(17)
Investments	23	23	—
Asset removal costs	35	34	1
Other	(16)	(39)	23
	$762	$865	$(103)

Cash used for investing activities for the first three months of 2017 decreased $103 million, compared to the same period of 2016, primarily due to lower property additions. The decline in property additions were due to the following:

•	a decrease of $77 million at CES, resulting from lower capital investments associated with outages, MATS compliance, and the Mansfield dewatering facility,

•	a decrease of $55 million at Regulated Transmission due to timing of capital investments associated with its Energizing the Future investment program; partially offset by,

•	an increase of $23 million at Regulated Distribution due to an increase in storm restoration work and smart meter investments in Pennsylvania.

GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of March 31, 2017, was approximately $3.3 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE's Guarantees on Behalf of its Subsidiaries
Energy and Energy-Related Contracts(1)	$5
Deferred compensation arrangements(2)	568
Other(3)	9
582
Subsidiaries’ Guarantees
Energy and Energy-Related Contracts(4)	265
FES' guarantee of nuclear decommissioning costs(5)(6)	21
FES’ guarantee of FG’s sale and leaseback obligations	1,647
1,933

FE's Guarantees on Behalf of Business Ventures
Global Holding facility	300

Other Assurances
Surety Bonds - Wholly Owned Subsidiaries(7)	195
Surety Bonds	191
Sale leaseback indemnity	58
LOCs(8)	12
456
Total Guarantees and Other Assurances	$3,271

(1)	Issued for open-ended terms, with a 10-day termination right by FirstEnergy.

(2)	CES related portion is $144 million, including $56 million and $88 million at FES and FENOC, respectively.

(3)	Includes guarantees of $4 million for nuclear decommissioning funding assurances, $2 million for railcar leases and $3 million for various leases.

(4)	Includes energy and energy-related contracts associated with FES.

(5)	NG funded a $10 million supplemental trust in December 2016 to replace these guarantees, which terminated in April 2017.

(6)	FES provides a parental support agreement to NG of up to $400 million that may be required in the event of extraordinary circumstances.

(7)
Effective January 2017, FE is a guarantor for $169 million of FG surety bonds for the benefit of the PA DEP with respect to LBR under the surety support provisions of FE's credit facility to FES as discussed above. As of March 31, 2017, an additional $31 million of surety credit support remains available to FES from FE.

(8)
Includes $10 million issued for various terms pursuant to LOC capacity available under FirstEnergy’s revolving credit facilities and $2 million pledged in connection with the sale and leaseback of Beaver Valley Unit 2 by OE.

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on CES' power portfolio exposure as of March 31, 2017, FES has posted collateral of $115 million and AE Supply has posted collateral of $4 million. The Regulated Distribution Segment has posted collateral of $4 million.

These credit-risk-related contingent features, or the margining provisions within bilateral agreements, stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining, which is the ability to secure additional collateral when needed, could be required. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2017.

Potential Collateral Obligations	FES	AE Supply	Regulated	FE Corp	Total
		(in millions)
Contractual Obligations for Additional Collateral
At Current Credit Rating	$8	$3	$—	$—	$11
Upon Further Downgrade	—	—	50	—	50
Surety Bonds (Collateralized Amount)(1)	233	25	93	7	358
Total Exposure from Contractual Obligations	$241	$28	$143	$7	$419
(1) Surety Bonds are not tied to a credit rating. Surety Bonds impact assumes maximum contractual obligations (typical obligations require 30 days to cure). Effective January 2017, FE is a guarantor for $169 million of FES' surety bonds for the benefit of the PA DEP with respect to LBR.

Excluded from the preceding table are the potential collateral obligations due to affiliate transactions between the Regulated Distribution segment and CES segment. As of March 31, 2017, FES has $2 million collateral posted with their affiliates.

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
OFF-BALANCE SHEET ARRANGEMENTS

FES and certain of the Ohio Companies have obligations that are not included on their Consolidated Balance Sheets related to the Beaver Valley Unit 2 and 2007 Bruce Mansfield Unit 1 sale and leaseback arrangements, which are satisfied through operating lease payments. The total present value of these sale and leaseback operating lease commitments, net of trust investments, was $894 million as of March 31, 2017, and primarily relates to the 2007 Bruce Mansfield Unit 1 sale and leaseback arrangement expiring in 2040. From time to time FirstEnergy and these companies enter into discussions with certain parties to the arrangements regarding acquisition of owner participant and other interests. However, FirstEnergy cannot provide assurance that any such acquisitions will occur on satisfactory terms or at all.

As of March 31, 2017, OE's leasehold interest was 2.60% of Beaver Valley Unit 2 and FES' leasehold interest was 93.83% of Bruce Mansfield Unit 1.

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

The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, FirstEnergy relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. FirstEnergy uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making (see "Note 7, Fair Value Measurements", of the Combined Notes to Consolidated Financial Statements). Sources of information for the valuation of net commodity derivative assets and liabilities as of March 31, 2017 are summarized by year in the following table:

Source of Information- Fair Value by Contract Year	2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Other external sources(1)	$(3)	$(19)	$(33)	$(11)	$—	$—	$(66)
Prices based on models	(6)	—	—	—	—	—	(6)
Total(2)	$(9)	$(19)	$(33)	$(11)	$—	$—	$(72)

(1)	Primarily represents contracts based on broker and ICE quotes.

(2)
Includes $(104) million in non-hedge derivative contracts that are primarily related to NUG contracts at certain of the Utilities. NUG contracts are subject to regulatory accounting and do not impact earnings.

FirstEnergy performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. Based on derivative contracts held as of March 31, 2017, not subject to regulatory accounting, an increase in commodity prices of 10% would decrease net income by approximately $14 million during the next 12 months.

Equity Price Risk

As of March 31, 2017, the FirstEnergy pension plan assets were allocated approximately as follows: 43% in equity securities, 32% in fixed income securities, 8% in absolute return strategies, 10% in real estate, 1% in private equity, and 6% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. During the three months ended March 31, 2017, FirstEnergy made no contributions to its qualified pension plan. See "Note 3, Pension and Other Postemployment Benefits", of the Combined Notes to Consolidated Financial Statements for additional details on FirstEnergy's pension plans and OPEB. Through March 31, 2017, FirstEnergy's pension plan assets earned approximately 4.2% as compared to an annual expected return on plan assets of 7.5%.

As of March 31, 2017, FirstEnergy's OPEB plans were invested in fixed income and equity securities. Through March 31, 2017 FirstEnergy's OPEB plans have earned approximately 3.9% as compared to an annual expected return on plan assets of 7.5%.

NDT funds have been established to satisfy NG’s and other FirstEnergy subsidiaries' nuclear decommissioning obligations. As of March 31, 2017, approximately 59% of the funds were invested in fixed income securities, 38% of the funds were invested in equity securities and 3% were invested in short-term investments, with limitations related to concentration and investment grade ratings. The investments are carried at their market values of approximately $1,538 million, $983 million and $64 million for fixed income securities, equity securities and short-term investments, respectively, as of March 31, 2017, excluding $(14) million of net receivables, payables and accrued income. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $98 million reduction in fair value as of March 31, 2017. Certain FirstEnergy subsidiaries recognize in earnings the unrealized losses on AFS securities held in its NDT as OTTI. A decline in the value of FirstEnergy’s NDT or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During the three months ended March 31, 2017, FirstEnergy made no contributions to the NDT.

Interest Rate Risk

FirstEnergy recognizes net actuarial gains or losses for its pension and OPEB plans in the fourth quarter of each fiscal year. A primary factor contributing to these actuarial gains and losses are changes in the discount rates used to value pension and OPEB obligations as of the measurement date of December 31 and the difference between expected and actual returns on the plans' assets. At this time, FirstEnergy is unable to determine or project the mark-to-market adjustment that may be recorded as of December 31, 2017.

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

The Maryland legislature adopted a statute in 2008 codifying the EmPOWER Maryland goals to reduce electric consumption and demand and requiring each electric utility to file a plan every three years. PE's current plan, covering the three-year period 2015-2017, was approved by the MDPSC on December 23, 2014. On July 16, 2015, the MDPSC issued an order setting new incremental energy savings goals for 2017 and beyond, beginning with the goal of 0.97% savings achieved under PE's current plan for 2016, and increasing 0.2% per year thereafter to reach 2%. The costs of the 2015-2017 plan are expected to be approximately $70 million, of which $47 million was incurred through March 31, 2017. PE continues to recover program costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE.

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

JCP&L currently operates under rates that were approved by the NJBPU on December 12, 2016, effective as of January 1, 2017. These rates provide an annual increase in operating revenues of approximately $80 million from those previously in place and are intended to improve service and benefit customers by supporting equipment maintenance, tree trimming, and inspections of lines, poles and substations, while also compensating for other business and operating expenses. In addition, on January 25, 2017, the NJBPU approved the acceleration of the amortization of JCP&L’s 2012 major storm expenses that are recovered through the SRC in order for JCP&L to achieve full recovery by December 31, 2019.

Pursuant to the NJBPU's March 26, 2015 final order in JCP&L's 2012 rate case proceeding directing that certain studies be completed, on July 22, 2015, the NJBPU approved the NJBPU staff's recommendation to implement such studies, which included operational and financial components. The independent consultant conducting the review issued a final report on July 27, 2016, recognizing that JCP&L is meeting the NJBPU requirements and making various operational and financial recommendations. The NJBPU issued an Order on August 24, 2016, that accepted the independent consultant’s final report and directed JCP&L, the Division of Rate Counsel and other interested parties to address the recommendations.

In an Order issued October 22, 2014, in a generic proceeding to review its policies with respect to the use of a CTA in base rate cases, the NJBPU stated that it would continue to apply its current CTA policy in base rate cases, subject to incorporating the following modifications: (i) calculating savings using a five-year look back from the beginning of the test year; (ii) allocating savings with 75% retained by the company and 25% allocated to rate payers; and (iii) excluding transmission assets of electric distribution companies in the savings calculation. On November 5, 2014, the Division of Rate Counsel appealed the NJBPU Order regarding this generic CTA proceeding to the New Jersey Superior Court and JCP&L filed to participate as a respondent in that proceeding supporting the order. Briefing was completed, and the oral argument was held on October 25, 2016.

OHIO

The Ohio Companies currently operate under ESP IV which commenced June 1, 2016 and expires May 31, 2024. The material terms of ESP IV, as approved in the PUCO’s Opinion and Order issued on March 31, 2016 and Fifth Entry on Rehearing on October 12, 2016, include Rider DMR, which provides for the Ohio Companies to collect $132.5 million annually for three years, with the possibility of a two-year extension. The Rider DMR will be grossed up for federal income taxes, resulting in an approved amount of approximately $204 million annually. Revenues from the Rider DMR will be excluded from the significantly excessive earnings test for the initial three-year term but the exclusion will be reconsidered upon application for a potential two-year extension. The PUCO set three conditions for continued recovery under Rider DMR: (1) retention of the corporate headquarters and nexus of operations in Akron, Ohio; (2) no change in control of the Ohio Companies; and (3) a demonstration of sufficient progress in the implementation of grid modernization programs approved by the PUCO. ESP IV also continues a base distribution rate freeze through May 31, 2024. In addition, ESP IV continues the supply of power to non-shopping customers at a market-based price set through an auction process.

ESP IV also continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $30 million per year from June 1, 2016 through May 31, 2019; $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. Other material terms of ESP IV include: (1) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (2)an agreement to file a Grid Modernization Business Plan for PUCO consideration and approval (which filing was made on February 29, 2016 and remains pending); (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio; and (5) an agreement to file an application to transition to a straight fixed variable cost recovery mechanism for residential customers' base distribution rates (which filing was made on April 3, 2017 and remains pending).

On April 29, 2016 and May 2, 2016, several parties, including the Ohio Companies, filed applications for rehearing on the Ohio Companies’ ESP IV with the PUCO. On September 6, 2016, while the applications for rehearing were still pending before the PUCO, the OCC and NOAC filed a notice of appeal with the Ohio Supreme Court appealing various PUCO and Attorney Examiner entries on the parties’ applications for rehearing. On September 16, 2016, the Ohio Companies intervened and filed a motion to dismiss the appeal. The PUCO resolved such applications for rehearing in the October 12, 2016 Fifth Entry on Rehearing. The OCC and NOAC appeal was dismissed by the Ohio Supreme Court on February 22, 2017.

On November 10, 2016 and November 14, 2016, several parties, including the Ohio Companies, filed additional applications for rehearing regarding the Ohio Companies’ ESP IV with the PUCO. The Ohio Companies’ application for rehearing challenged, among other things, the PUCO’s failure to adopt the Ohio Companies’ suggested modifications to Rider DMR. The Ohio Companies had previously suggested that a properly designed Rider DMR would be valued at $558 million annually for eight years, and include an additional amount that recognizes the value of the economic impact of FirstEnergy maintaining its headquarters in Ohio. Other parties’ applications for rehearing argued, among other things, that the PUCO’s adoption of Rider DMR is not supported by law or sufficient evidence. On December 7, 2016, the PUCO granted the applications for rehearing for further consideration of the matters specified in the applications for rehearing. The matter remains pending before the PUCO. For additional information, see “FERC Matters - Ohio ESP IV PPA” below.

Under ORC 4928.66, the Ohio Companies are required to implement energy efficiency programs that achieve certain annual energy savings and total peak demand reductions. Starting in 2017, ORC 4928.66 requires the energy savings benchmark to increase by 1% and the peak demand reduction benchmark to increase by 0.75% annually thereafter through 2020 and the energy savings benchmark to increase by 2% annually from 2021 through 2027, with a cumulative benchmark of 22.2% by 2027. On April 15, 2016, the Ohio Companies filed an application for approval of their three-year energy efficiency portfolio plans for the period from January 1, 2017 through December 31, 2019. The plans as proposed comply with benchmarks contemplated by ORC 4928.66 and provisions of the ESP IV, and include a portfolio of energy efficiency programs targeted to a variety of customer segments, including residential customers, low income customers, small commercial customers, large commercial and industrial customers and governmental entities. On December 9, 2016, the Ohio Companies filed a Stipulation and Recommendation with several parties that contained changes to the plan and a decrease in the plan costs. The Ohio Companies anticipate the cost of the plans will be approximately $268 million over the life of the portfolio plans and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms. The hearings were held in January 2017.

Ohio law requires electric utilities and electric service companies in Ohio to serve part of their load from renewable energy resources measured by an annually increasing percentage amount through 2026, except that in 2014 SB 310 froze 2015 and 2016 at the 2014 level (2.5%) pushing back scheduled increases, which resumed in 2017 (3.5%), and increases 1% each year through 2026 (to 12.5%) and shall remain at 12.5% in 2027 and each year thereafter. The Ohio Companies conducted RFPs in 2009, 2010 and 2011 to secure RECs to help meet these renewable energy requirements. In September 2011, the PUCO opened a docket to review the Ohio Companies' alternative energy recovery rider through which the Ohio Companies recover the costs of acquiring these RECs. The PUCO issued an Opinion and Order on August 7, 2013, approving the Ohio Companies' acquisition process and their purchases of RECs to meet statutory mandates in all instances except for certain purchases arising from one auction and directed the Ohio Companies to credit non-shopping customers in the amount of $43.4 million, plus interest, on the basis that the Ohio Companies did not prove such purchases were prudent. On December 24, 2013, following the denial of their application for rehearing, the Ohio Companies filed a notice of appeal and a motion for stay of the PUCO's order with the Supreme Court of Ohio, which was granted. On February 18, 2014, the OCC and the ELPC also filed appeals of the PUCO's order. The Ohio Companies timely filed their merit brief with the Supreme Court of Ohio and the briefing process has concluded. The matter is not yet scheduled for oral argument.

On April 9, 2014, the PUCO initiated a generic investigation of marketing practices in the competitive retail electric service market, with a focus on the marketing of fixed-price or guaranteed percent-off SSO rate contracts where there is a provision that permits the pass-through of new or additional charges. On November 18, 2015, the PUCO ruled that on a going-forward basis, pass-through clauses may not be included in fixed-price contracts for all customer classes. On December 18, 2015, FES filed an Application for Rehearing seeking to change the ruling or have it only apply to residential and small commercial customers. On January 13, 2016, the PUCO granted reconsideration for further consideration of the matters specified in the applications for rehearing. On March 29, 2017, the PUCO issued a Second Entry on Rehearing that granted, in part, the applications for rehearing filed by FES and other parties, finding that the PUCO’s guidelines regarding fixed-price contracts should not apply to large mercantile customers. This finding changes the original order, which applied the guidelines to all customers, including mercantile customers. The PUCO also reaffirmed several provisions of the original order, including that the fixed-price guidelines only apply on a going-forward basis and not to existing contracts and that regulatory out clauses in contracts are permissible.

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

Following the expiration of the current DSPs, the Pennsylvania Companies will operate under new DSPs for the June 1, 2017 through May 31, 2019 delivery period, which provide for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service. Under the new DSPs, the supply will be provided by wholesale suppliers through a mix of 12 and 24-month energy contracts, as well as one RFP for 2-year SREC contracts for ME, PN and Penn. In addition, the new DSPs include modifications to the Pennsylvania Companies’ existing POR programs in order to reduce the level of uncollectible expense the Pennsylvania Companies experience associated with alternative EGS charges.

ME, PN, Penn and WP currently operate under rates that were approved by the PPUC on January 19, 2017, effective as of January 27, 2017. These rates provide annual increases in operating revenues of approximately $96 million at ME, $100 million at PN, $29 million at Penn, and $66 million at WP, and are intended to benefit customers by modernizing the grid with smart technologies, increasing vegetation management activities, and continuing other customer service enhancements.

Pursuant to Pennsylvania's EE&C legislation in Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. On June 19, 2015, the PPUC issued a Phase III Final Implementation Order setting: demand reduction targets, relative to each Pennsylvania Companies' 2007-2008 peak demand (in MW), at 1.8% for ME, 1.7% for Penn, 1.8% for WP, and 0% for PN; and energy consumption reduction targets, as a percentage of each Pennsylvania Companies’ historic 2010 forecasts (in MWH), at 4.0% for ME, 3.9% for PN, 3.3% for Penn, and 2.6% for WP. The Pennsylvania Companies' Phase III EE&C plans for the June 2016 through May 2021 period, which were approved in March 2016, with expected costs up to $390 million, are designed to achieve the targets established in the PPUC's Phase III Final Implementation Order with full recovery through the reconcilable EE&C riders.

Pursuant to Act 11 of 2012, Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. Pennsylvania EDCs must file LTIIPs outlining infrastructure improvement plans for PPUC review and approval prior to approval of a DSIC. On October 19, 2015, each of the Pennsylvania Companies filed LTIIPs with the PPUC for infrastructure improvement over the five-year period of 2016 to 2020 for the following costs: WP $88.3 million; PN $56.7 million; Penn $56.4 million; and ME $43.4 million. On February 11, 2016, the PPUC approved the Pennsylvania Companies' LTIIPs. On February 16, 2016, the Pennsylvania Companies filed DSIC riders for PPUC approval for quarterly cost recovery associated with the capital projects approved in the LTIIPs. On June 9, 2016, the PPUC approved the Pennsylvania Companies’ DSIC riders to be effective July 1, 2016, subject to hearings and refund or reallocation among customer classes. The four proceedings were consolidated by the ALJ. On January 19, 2017, in the PPUC’s order approving the Pennsylvania Companies’ general rate cases the PPUC referred the issue of whether ADIT should be included in DSIC calculations to the consolidated DSIC proceeding. On February 2, 2017, the parties to the consolidated DSIC proceeding submitted a Joint Settlement to the ALJ that resolves issues the PPUC referred to the ALJ in its June 9, 2016 Order. This settlement is subject to PPUC approval and does not involve any refund or reallocation among customer classes. The ADIT issue will be considered separately from the issues resolved in the Joint Settlement Petition of February 2, 2017, and is the sole issue to be litigated in the consolidated DSIC proceeding. A hearing is scheduled for May 12, 2017. On March 1, 2017, ME, PN and Penn filed petitions with the PPUC to modify their LTIIPs for the four remaining years of 2017 through 2020, in which ME proposed to increase its LTIIP spending by $8.2 million per year, PN by $3.3 million per year, and Penn by $2.5 million per year.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP's and PE's ENEC rate is updated annually.

On September 23, 2016, the WVPSC approved the Phase II energy efficiency program for MP and PE as reflected in a unanimous settlement by the parties to the proceeding, which includes three energy efficiency programs to meet the Phase II requirement of energy efficiency reductions of 0.5% of 2013 distribution sales for the January 1, 2017 through May 31, 2018 period, which was approved by the WVPSC in the 2012 proceeding approving the transfer of ownership of Harrison Power Station to MP. The costs for the Phase II program are expected to be $10.4 million and are eligible for recovery through the existing energy efficiency rider which is reviewed in the fuel (ENEC) case each year.

On December 9, 2016, the WVPSC approved the annual ENEC case for MP and PE as reflected in a unanimous settlement by the parties to the proceeding, resulting in an increase in the ENEC rate of $25 million annually beginning January 1, 2017. In addition, ENEC rates will be maintained at the same level for a two year period.

On December 30, 2015, MP and PE filed an IRP with the WVPSC identifying a capacity shortfall starting in 2016 and exceeding 700 MWs by 2020 and 850 MWs by 2027. On June 3, 2016, the WVPSC accepted the IRP. On December 16, 2016, MP issued an RFP to address its generation shortfall, along with issuing a second RFP to sell its interest in Bath County. Bids were received by an independent evaluator in February 2017 for both RFPs. AE Supply was the winning bidder of the RFP to address MP’s generation shortfall and on March 6, 2017, MP and AE Supply signed an asset purchase agreement for MP to acquire AE Supply’s Pleasants Power Station (1,300 MW) for approximately $195 million, subject to customary and other closing conditions, including regulatory approvals. In addition, on March 7, 2017, MP and PE filed applications with the WVPSC and MP and AE Supply filed with FERC requesting authorization for such purchase. The WVPSC has scheduled a hearing on this matter and an order is anticipated in the fourth quarter of 2017. With respect to the Bath County RFP, MP does not plan to move forward with the sale of its ownership interest. In the future, MP may re-evaluate its options with respect to its interest in Bath County.

RELIABILITY MATTERS

Federally-enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, FES and certain of its subsidiaries, AE Supply, FENOC, ATSI, MAIT and TrAIL. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to eight regional entities, including RFC. All of FirstEnergy's facilities are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

PJM Transmission Rates

PJM and its stakeholders have been debating the proper method to allocate costs for certain transmission facilities. While FirstEnergy and other parties advocate for a traditional "beneficiary pays" (or usage based) approach, others advocate for “socializing” the costs on a load-ratio share basis, where each customer in the zone would pay based on its total usage of energy within PJM. This question has been the subject of extensive litigation before FERC and the appellate courts, including before the Seventh Circuit. On June 25, 2014, a divided three-judge panel of the Seventh Circuit ruled that FERC had not quantified the benefits that western PJM utilities would derive from certain new 500 kV or higher lines and thus had not adequately supported its decision to socialize the costs of these lines. The majority found that eastern PJM utilities are the primary beneficiaries of the lines, while western PJM utilities are only incidental beneficiaries, and that, while incidental beneficiaries should pay some share of the costs of the lines, that share should be proportionate to the benefit they derive from the lines, and not on load-ratio share in PJM as a whole. The court remanded the case to FERC, which issued an order setting the issue of cost allocation for hearing and settlement proceedings. On June 15, 2016, various parties, including ATSI and the Utilities, filed a settlement agreement at FERC agreeing to apply a combined usage based/socialization approach to cost allocation for charges to transmission customers in the PJM region for transmission projects operating at or above 500 kV. Certain other parties in the proceeding did not agree to the settlement and filed protests to the settlement seeking, among other issues, to strike certain of the evidence advanced by FirstEnergy and certain of the other settling parties in support of the settlement, as well as provided further comments in opposition to the settlement. FirstEnergy and certain of the other parties responded to such opposition. The settlement is pending before FERC.

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

Separately, the question of ATSI's responsibility for certain costs for the “Michigan Thumb” transmission project continues to be disputed. Potential responsibility arises under the MISO MVP tariff, which has been litigated in complex proceedings before FERC and certain United States appellate courts. On October 29, 2015, FERC issued an order finding that ATSI and the ATSI zone do not have to pay MISO MVP charges for the Michigan Thumb transmission project. MISO and the MISO TOs filed a request for rehearing, which FERC denied on May 19, 2016. On July 15, 2016, the MISO TOs filed an appeal of FERC's orders with the Sixth Circuit. On November 16, 2016, the Sixth Circuit granted FirstEnergy's intervention on behalf of ATSI, the Ohio Companies and PP, and a procedural schedule has been established. On a related issue, FirstEnergy joined certain other PJM TOs in a protest of MISO's proposal to allocate MVP costs to energy transactions that cross MISO's borders into the PJM Region. On July 13, 2016, FERC issued its order finding it appropriate for MISO to assess an MVP usage charge for transmission exports from MISO to PJM. Various parties, including FirstEnergy and the PJM TOs, requested rehearing or clarification of FERC’s order. The requests for rehearing remain pending before FERC.

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

Transfer of Transmission Assets to MAIT

On June 10, 2015, MAIT, a Delaware limited liability company, was formed as a new transmission-only subsidiary of FET for the purposes of owning and operating all FERC-jurisdictional transmission assets of JCP&L, ME and PN following the receipt of all necessary state and federal regulatory approvals. In February and August 2016, respectively, FERC and the PPUC granted the authorization for PN and ME to contribute their transmission assets to MAIT at book value, together with the approval of related intercompany agreements, including MAIT’s participation in FirstEnergy’s regulated companies' money pool. FirstEnergy subsequently withdrew its request for authorization before the NJBPU to transfer JCP&L's transmission assets to MAIT.

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

On October 14 and 28, 2016, MAIT submitted applications to FERC requesting authorization to issue equity, short-term debt, and long-term debt. On December 8, 2016, FERC issued an order authorizing the application to issue equity as requested. MAIT is expected to issue short-term debt and participate in the FirstEnergy regulated companies' money pool for working capital, to fund day-to-day operations, and for other general corporate purposes. Over the long-term, MAIT is expected to issue long-term debt to support capital investment and to establish an actual capital structure for ratemaking purposes. On March 13, 2017, FERC issued an order authorizing MAIT to issue short- and long-term debt securities.

MAIT Transmission Formula Rate

On October 28, 2016, MAIT submitted an application to FERC requesting authorization to implement a forward-looking formula transmission rate to recover and earn a return on transmission assets effective January 1, 2017. On November 30, 2016, various intervenors submitted protests of the proposed MAIT formula rate. Among other things, the protest asked FERC to suspend the proposed effective date for the formula rate until June 1, 2017. On December 28, 2016, FERC Staff issued a deficiency letter with respect to the PJM-related application, which also requested additional information regarding MAIT’s proposed formula rate. MAIT responded to FERC Staff’s request on January 10, 2017, and requested that FERC issue an order approving the formula rate immediately after consummation of the transaction, which occurred on January 31, 2017. On March 10, 2017, FERC issued an order accepting the MAIT formula transmission rate for filing, suspending it for five months to become effective July 1, 2017, subject to refund, and establishing hearing and settlement judge procedures. The settlement process began on April 7, 2017.

JCP&L Transmission Formula Rate

On October 28, 2016, after withdrawing its request to the NJBPU to transfer its transmission assets to MAIT, JCP&L submitted an application to FERC requesting authorization to implement a forward-looking formula transmission rate to recover and earn a return on transmission assets effective January 1, 2017. On November 18, 2016, a group of intervenors-including the NJBPU and New Jersey Division of Rate Counsel-filed a protest of the proposed JCP&L transmission rate. Among other things, the protest asked FERC to suspend the proposed effective date for the formula rate until June 1, 2017. On December 28, 2016, FERC Staff issued a deficiency letter requesting additional information regarding JCP&L’s proposed transmission rate. JCP&L responded to FERC Staff’s request on January 10, 2017, and requested that FERC issue an order approving the formula rate effective January 1, 2017. On March 10, 2017, FERC issued an order accepting the JCP&L formula transmission rate for filing, suspending it for five months to become effective June 1, 2017, subject to refund, and establishing hearing and settlement judge procedures. The settlement process began on April 11, 2017.

Competitive Generation Asset Sale

On February 17, 2017, AE Supply and AGC submitted a filing with FERC for authorization to sell four natural gas generating plants and an undivided ownership interest in Bath County to Aspen for approximately $925 million, in an all cash transaction. The four natural gas plants are: Springdale Generating Facility (638 MWs), Chambersburg Generating Facility (88 MWs), Gans Generating Facility (88 MWs), and Hunlock Creek (45 MWs). The 713 MW ownership interest in Bath County represents AE Supply’s indirect ownership interest in the power station. MP filed an intervention on March 8, 2017, citing an interest in the proceeding due to its equity ownership in AGC and indirect ownership interest in Bath County. The parties will also file a request for authorization to transfer the hydroelectric license under Part I of the FPA. Additional filings have been submitted to FERC for the purpose of amending affected FERC-jurisdictional rates and implementing the transaction once regulatory approval is obtained. The VSCC also must approve the sale of the Bath County interest. The parties expect to close the transaction in the third quarter of 2017, subject to satisfaction of various customary and other closing conditions, including without limitation, receipt of regulatory approvals and third party consents. There can be no assurance that any such approvals will be obtained and/or any such conditions will be satisfied or that such sale will be consummated.

PATH Transmission Project

On August 24, 2012, the PJM Board of Managers canceled the PATH project, a proposed transmission line from West Virginia through Virginia and into Maryland which PJM had previously suspended in February 2011. As a result of PJM canceling the project, approximately $62 million and approximately $59 million in costs incurred by PATH-Allegheny and PATH-WV, respectively, were reclassified from net property, plant and equipment to a regulatory asset for future recovery. PATH-Allegheny and PATH-WV requested authorization from FERC to recover the costs with a proposed ROE of 10.9% (10.4% base plus 0.5% for RTO membership) from PJM customers over five years. FERC issued an order denying the 0.5% ROE adder for RTO membership and allowing the tariff changes enabling recovery of these costs to become effective on December 1, 2012, subject to settlement proceedings and a hearing if the parties could not agree to a settlement. On March 24, 2014, the FERC Chief ALJ terminated settlement proceedings and appointed an ALJ to preside over the hearing phase of the case, including discovery and additional pleadings leading up to hearing, which subsequently included the parties addressing the application of FERC's Opinion No. 531, discussed below, to the PATH proceeding. On September 14, 2015, the ALJ issued his initial decision, disallowing recovery of certain costs. On January 19, 2017, FERC issued an order accepting the initial decision in part and denying it in part. Relying on its revised ROE methodology described in FERC Opinion No. 531, FERC reduced the PATH formula rate ROE from 10.4% to 8.11% effective January 19, 2017. Additionally, FERC allowed recovery of costs related to land acquisitions and dispositions and legal expenses, but disallowed certain costs related to advertising and outreach. PATH filed a request for rehearing with FERC on February 21, 2017, seeking recovery of the advertising and outreach costs and requesting that the ROE be reset to 10.4%. The Edison Electric Institute also submitted an amicus curiae request for reconsideration in support of PATH. On March 20, 2017, PATH submitted a compliance filing implementing the January 19, 2017 order. The requests for rehearing and compliance filing remain pending before FERC.

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

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FirstEnergy with regard to air and water quality and other environmental matters. Pursuant to a March 28, 2017 executive order, the EPA and other federal agencies are to review existing regulations that potentially burden the development or use of domestically produced energy resources and appropriately suspend, revise, or rescind those that unduly burden the development of domestic energy resources beyond the degree necessary to protect the public interest or otherwise comply with the law. FirstEnergy cannot predict the timing or outcome of any of these reviews or how any future actions taken as a result thereof, in particular with respect to existing environmental regulations, may impact its business, results of operations, cash flows and financial condition.

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

The EPA tightened the primary and secondary NAAQS for ozone from the 2008 standard levels of 75 PPB to 70 PPB on October 1, 2015. The EPA stated the vast majority of U.S. counties will meet the new 70 PPB standard by 2025 due to other federal and state rules and programs but the EPA will designate those counties that fail to attain the new 2015 ozone NAAQS by October 1, 2017. States will then have roughly three years to develop implementation plans to attain the new 2015 ozone NAAQS. Depending on how the EPA and the states implement the new 2015 ozone NAAQS, the future cost of compliance may be material and changes to FirstEnergy’s and FES’ operations may result. In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility's NOx emissions significantly contribute to Delaware's inability to attain the ozone NAAQS. The petition seeks a short term NOx emission rate limit of 0.125 lb/mmBTU over an averaging period of no more than 24 hours. On September 27, 2016, the EPA extended the time frame for acting on the State Delaware's CAA Section 126 petition by six months to April 7, 2017. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3, Mansfield Unit 1 and Pleasants Units 1 and 2, significantly contribute to Maryland's inability to attain the ozone NAAQS. The petition seeks NOx emission rate limits for the 36 EGUs by May

1, 2017. On January 3, 2017, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to July 15, 2017. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

MATS imposed emission limits for mercury, PM, and HCl for all existing and new fossil fuel fired electric generating units effective in April 2015 with averaging of emissions from multiple units located at a single plant. The majority of FirstEnergy's MATS compliance program and related costs have been completed.

On August 3, 2015, FG, a subsidiary of FES, submitted to the AAA office in New York, N.Y., a demand for arbitration and statement of claim against BNSF and CSX seeking a declaration that MATS constituted a force majeure event that excuses FG’s performance under its coal transportation contract with these parties. Specifically, the dispute arises from a contract for the transportation by BNSF and CSX of a minimum of 3.5 million tons of coal annually through 2025 to certain coal-fired power plants owned by FG that are located in Ohio. As a result of and in compliance with MATS, all plants covered by this contract were deactivated by April 16, 2015. Separately, on August 4, 2015, BNSF and CSX submitted to the AAA office in Washington, D.C., a demand for arbitration and statement of claim against FG alleging that FG breached the contract and that FG’s declaration of a force majeure under the contract is not valid and seeking damages under the contract through 2025. On May 31, 2016, the parties agreed to a stipulation that if FG’s force majeure defense is determined to be wholly or partially invalid, liquidated damages are the sole remedy available to BNSF and CSX. The arbitration panel consolidated the claims and held a hearing in November and December 2016. On April 12, 2017, the arbitration panel ruled on liability in favor of BNSF and CSX. In the liability award, the panel found, among other things, that FG’s demand for declaratory judgment that force majeure excused FG’s performance was denied, that FG breached and repudiated the coal transportation contract and that the panel retains jurisdiction of claims for liquidated damages for the years 2015-2025. The parties have agreed in principle to resolve all claims related to this consolidated proceeding on the terms and conditions set forth below. Upon completion of a definitive settlement agreement, all proceedings relating to these claims will be dismissed. If such definitive settlement agreement is not completed and the settlement does not become effective, a hearing to determine the liquidated damages to be paid will take place. Refer to the Strategic Review of Competitive Operations section of "Note 1, Organization and Basis of Presentation," for possible impacts this settlement may have as it relates to the strategic review of CES assets.

On December 22, 2016, FG, a wholly owned subsidiary of FES, received a demand for arbitration and statement of claim from BNSF and NS, which are the counterparties to the coal transportation contract covering the delivery of 2.5 million tons annually through 2025, for FG’s coal-fired Bay Shore Units 2-4, deactivated on September 1, 2012, as a result of the EPA’s MATS and for FG’s W.H. Sammis Plant. The demand for arbitration was submitted to the AAA office in Washington, D.C. against FG alleging, among other things, that FG breached the agreement in 2015 and 2016 and repudiated the agreement for 2017-2025. The counterparties are seeking, among other things, damages, including lost profits through 2025, and a declaratory judgment that FG's claim of force majeure is invalid. The parties are engaged in settlement discussions to resolve all claims related to this proceeding. Absent a settlement, FG intends to vigorously assert its position in this arbitration proceeding, and if it were ultimately determined that the force majeure provisions or other defenses do not excuse the delivery shortfalls, the results of operations and financial condition of both FirstEnergy and FES could be materially adversely impacted. Refer to the "Strategic Review of Competitive Operations" section of "Note 1, Organization and Basis of Presentation," for possible impacts this settlement may have as it relates to the strategic review of CES assets.

As to the BNSF and CSX arbitration proceeding referenced above, the parties have agreed in principle to resolve all claims in return for the payment by FG of $109 million, payable in three annual installments beginning on May 1, 2017, which would be guaranteed by FE. FirstEnergy and FES recorded a pre-tax charge of $164 million in the first quarter of 2017 in relation to both long term coal transportation contracts discussed above. If the definitive settlement agreement with CSX and BNSF is not completed, or the dispute with BNSF and NS is not settled, the amount of damages owed to CSX, BNSF and NS could be materially higher and may cause FES to seek protection under U.S. bankruptcy laws.

As to a specific coal supply agreement, AE Supply asserted termination rights effective in 2015 as a result of MATS. In response to notification of the termination, on January 15, 2015, Tunnel Ridge, LLC, the coal supplier, commenced litigation in the Court of Common Pleas of Allegheny County, Pennsylvania alleging AE Supply does not have sufficient justification to terminate the agreement and seeking damages for the difference between the market and contract price of the coal, or lost profits plus incidental damages. AE Supply has filed an answer denying any liability related to the termination. This matter is currently in the discovery phase of litigation and no trial date has been established. On April 4, 2017, Tunnel Ridge moved to amend their complaint to add FE, FES and FG as defendants and seeking additional damages based on tort claims. On April 24, 2017, AE Supply filed to oppose addition of such defendants and claims, and oral argument is set for May 1, 2017. FirstEnergy and AE Supply believe the merits of this case are distinguishable from the rail arbitration proceedings above based on the contract terms and other elements of the case. There were approximately 5.5 million tons remaining under the contract for delivery. At this time, AE Supply cannot estimate the loss or range of loss regarding the ongoing litigation with respect to this agreement. Damages, if any, are yet to be determined, but an adverse outcome could be material.

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

The EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act” in December 2009, concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. On June 23, 2014, the United States Supreme Court decided that CO2 or other GHG emissions alone cannot trigger permitting requirements under the CAA, but that air emission sources that need PSD permits due to other regulated air pollutants can be required by the EPA to install GHG control technologies. The EPA released its final regulations in August 2015 (which have been stayed by the U.S. Supreme Court), to reduce CO2 emissions from existing fossil fuel fired electric generating units that would require each state to develop SIPs by September 6, 2016, to meet the EPA’s state specific CO2 emission rate goals. The EPA’s CPP allows states to request a two-year extension to finalize SIPs by September 6, 2018. If states fail to develop SIPs, the EPA also proposed a federal implementation plan that can be implemented by the EPA that included model emissions trading rules which states can also adopt in their SIPs. The EPA also finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired electric generating units. Numerous states and private parties filed appeals and motions to stay the CPP with the U.S. Court of Appeals for the D.C. Circuit in October 2015. On January 21, 2016, a panel of the D.C. Circuit denied the motions for stay and set an expedited schedule for briefing and argument. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. Depending on the outcomes of the review pursuant to the executive order, of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

At the international level, the United Nations Framework Convention on Climate Change resulted in the Kyoto Protocol requiring participating countries, which does not include the U.S., to reduce GHGs commencing in 2008 and has been extended through 2020. The Obama Administration submitted in March 2015, a formal pledge for the U.S. to reduce its economy-wide GHG emissions by 26 to 28 percent below 2005 levels by 2025 and joined in adopting the agreement reached on December 12, 2015 at the United Nations Framework Convention on Climate Change meetings in Paris. The Paris Agreement was ratified by the requisite number of countries (i.e. at least 55 countries representing at least 55% of global GHG emissions) in October 2016 and its non-binding obligations to limit global warming to well below two degrees Celsius are effective on November 4, 2016. It remains unclear whether and how the results of the 2016 United States election could impact the regulation of GHG emissions at the federal and state level. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations. The CO2 emissions per KWH of electricity generated by FirstEnergy is lower than many of its regional competitors due to its diversified generation sources, which include low or non-CO2 emitting gas-fired and nuclear generators.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations will phase-in as permits are renewed on a five-year cycle from 2018 to

2023. The final rule also allows plants to commit to more stringent effluent limits for wet scrubber systems based on evaporative technology and in return have until the end of 2023 to meet the more stringent limits. On April 13, 2017, the EPA granted a Petition for Reconsideration of the ELG Rule and administratively stayed (effective upon publication in the Federal Register) all deadlines in the Rule pending a new rulemaking. Depending on the outcome of appeals and how any final rules are ultimately implemented, the future costs of compliance with these standards may be substantial and changes to FirstEnergy's and FES' operations may result.

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

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of March 31, 2017 based on estimates of the total costs of cleanup, FE's and its subsidiaries' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $135 million have been accrued through March 31, 2017. Included in the total are accrued liabilities of approximately $89 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FirstEnergy or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of March 31, 2017, FirstEnergy had approximately $2.6 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. The values of FirstEnergy's NDTs fluctuate based on market conditions. If the value of the trusts decline by a material amount, FirstEnergy's obligation to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs. FE and FES have also entered into a total of $24.5 million in parental guarantees in support of the decommissioning of the spent fuel storage facilities located at the nuclear facilities. As FES no longer maintains investment grade credit ratings from either S&P or Moody’s, NG funded a $10 million supplemental trust in 2016 in lieu of the FES parental guarantee that would be required to support the decommissioning of the spent fuel storage facilities. The termination of the FES parental guarantee is subject to NRC review. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of its parental guarantees, as appropriate.

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

FES provides a parental support agreement to NG of up to $400 million. The NRC typically relies on such parental support agreements to provide additional assurance that U.S. merchant nuclear plants, including NG's nuclear units, have the necessary financial resources to maintain safe operations, particularly in the event of extraordinary circumstances. So long as FES remains in the unregulated companies’ money pool, the $500 million secured line of credit with FE discussed above provides FES the needed liquidity in order for FES to satisfy its nuclear support obligations to NG.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The loss or range of loss in these matters is not expected to be material to FirstEnergy or its subsidiaries. The other potentially material items not otherwise discussed above are described under "Note 9, Regulatory Matters" of the Combined Notes to Consolidated Financial Statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". Subsequent accounting standards updates have been issued which amend and/or clarify the application of ASU 2014-09. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. More detailed disclosures will also be required to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. For public business entities, the new revenue recognition guidance will be effective for annual and interim reporting periods beginning after December 15, 2017. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. FirstEnergy will not early adopt the standards. The standards shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. FirstEnergy has evaluated its revenues and expects limited impacts to current revenue recognition practices, dependent on the resolution of industry issues. FirstEnergy continues to assess the impact on its financial statements and disclosures as well as which transition method it will select to adopt the guidance.

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

In March of 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of the accounting for employee share-based payments. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also does not require liability accounting when an employer repurchases more of an employee’s shares for tax withholding purposes. FirstEnergy adopted ASU 2016-09 on January 1, 2017. Upon adoption, FirstEnergy elected to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings of approximately $6 million as of January 1, 2017. Additionally, FirstEnergy retrospectively applied the cash flow presentation requirement to present cash paid to tax authorities when shares are withheld to satisfy statutory tax withholding obligations as financing activity by reclassifying $12 million from operating activity to financing activity in the 2016 Statement of Cash Flow.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including the presentation of debt prepayment or debt extinguishment costs, all of which will be classified as financing activities. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. FirstEnergy early adopted this ASU as of January 1, 2017. There was no impact to prior periods.

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

On January 5, 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" that clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The ASU will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. FirstEnergy is currently evaluating the impact on its financial statements of adopting this standard.

On March 10, 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", which amends the requirements related to the presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only service costs are eligible for capitalization. The ASU will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. FirstEnergy is currently evaluating the impact on its financial statements of adopting this standard.

Additionally, during 2017, the FASB issued the following ASUs:

•
ASU 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update),”

•	ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,”

•
ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets" and

•	ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities."

FirstEnergy does not expect these ASUs to have a material effect on its financial statements.

FIRSTENERGY SOLUTIONS CORP.

MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

FES, a subsidiary of FE, was organized under the laws of the State of Ohio in 1997. FES provides energy-related products and services to retail and wholesale customers. FES also owns and operates, through its FG subsidiary, fossil generating facilities and owns, through its NG subsidiary, nuclear generating facilities. FES purchases the entire output of the generation facilities owned by FG and NG, and purchases the uncommitted output of AE Supply, as well as the output relating to leasehold interests of OE and TE in certain of those facilities that are subject to sale and leaseback arrangements, and pursuant to full output, cost-of-service PSAs. Prior to April 1, 2016, FES financially purchased the uncommitted output of AE Supply's generation facilities under a PSA. On December 21, 2015, FES agreed, under a PSA, to physically purchase all the output of AE Supply's generation facilities effective April 1, 2016. FES and AE Supply terminated the PSA effective April 1, 2017.

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

Today, FES' competitive generation portfolio is comprised of more than 10,000 MWs of generation, primarily from coal, nuclear and natural gas and oil fuel sources. The assets generate approximately 60-65 million MWHs annually, with up to an additional five million MWHs available from purchased power agreements for wind, solar, and FES' entitlement in OVEC.

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

However, the energy and capacity markets continue to be weak, as evidenced by the significantly depressed capacity clearing prices and current forward pricing as well as the long-term fundamental view on energy and capacity prices. In order to focus on stable and predictable cash flow from its regulated business units, in November of 2016, FirstEnergy announced that it had begun a strategic review of its competitive operations as it transitions to a fully regulated utility with a target to implement its exit from competitive operations by mid-2018.

The strategic options to exit the competitive operations are still uncertain, but could include one or more of the following:

•	Legislative or regulatory solutions for generation assets that recognize their environmental or energy security benefits,

•	Additional asset sales and/or plant deactivations,

•	Restructuring FES debt with its creditors, and/or

•	Seeking protection under U.S. bankruptcy laws for FES and possibly FENOC.

Furthermore, the strategic options, and the timing thereof, could be impacted by various events, including but not limited to, the following:

•	The FES debt maturities, interest payments and sale-leaseback commitments due in June 2017.

•
The outcome of the recently announced directive by the Secretary of Energy to complete a study by mid-June 2017 that explores critical issues central to protecting the long-term reliability of the electric grid, including the impact of federal policy interventions and the changing nature of electricity fuel mix, compensation of on-site fuel supply and other factors that strengthen grid resilience, and the impact of regulatory burdens, mandates and tax and subsidy policies on the premature retirement of baseload power plants.

•
The resolution of recently introduced legislation before the Ohio General Assembly that would create a zero-emission nuclear (ZEN) credit that would compensate nuclear power plants for their environmental attributes and the potential for ZEN legislative action in Pennsylvania.

•
The inability to finalize and consummate settlement agreements with the parties to the previously disclosed disputes regarding long-term coal transportation contracts as discussed in "Environmental Matters" above, whereby FG could be subject to materially higher damages owed to CSX, BNSF and NS.

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

FES has $130 million of debt maturities in June of 2017 (and $515 million of maturing debt in 2018 beginning in the second quarter). Additionally, FES has interest payments and sale-leaseback commitments of $108 million due in June 2017. Based on FES' current senior unsecured debt rating, capital structure and the forecasted decline in wholesale forward market prices over the next few years, the debt maturities are likely to be difficult to refinance, even on a secured basis. Failure to refinance the debt would further stress FES' anticipated liquidity. It is uncertain whether FES would use currently available liquidity to make upcoming debt and other payments. Furthermore, lack of clarity regarding the timing and viability of alternative strategies, including additional asset sales or deactivations and/or converting generation from competitive operations to a regulated or regulated-like construct in a way that provides FES with the means to satisfy its obligations over the long-term may require FES to restructure debt and other financial obligations with its creditors or seek protection under U.S. bankruptcy laws.  Although management is exploring capital and other cost reductions, asset sales, and other options to improve cash flow as well as continuing with legislative efforts to explore a regulatory solution, these obligations and their impact on liquidity raise substantial doubt about FES’ ability to meet its obligations as they come due over the next twelve months and, as such, its ability to continue as a going concern.

For additional information with respect to FES, please see the information contained in "FirstEnergy’s Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the following subheadings, which information is incorporated by reference herein: "FirstEnergy's Business" and "Executive Summary", "Capital Resources and Liquidity", "Guarantees and Other Assurances", "Off-Balance Sheet Arrangements", "Market Risk Information", "Credit Risk", "New Accounting Pronouncements" and "Outlook".

Results of Operations

Operating results decreased $211 million in the first three months of 2017, compared to the same period of 2016, primarily resulting from a pre-tax charge of $164 million associated with estimated losses on long-term coal transportation contract disputes, as discussed in "Environmental Matters" above, lower capacity revenue due to lower capacity auction prices and higher mark-to-market expenses on commodity contract positions, partially offset by lower depreciation expense due to the asset impairments recognized in the fourth quarter of 2016.

Revenues -

Total revenues decreased $285 million in the first three months of 2017, compared to the same period of 2016, primarily due to lower sales volumes at lower rates, lower capacity revenues and lower net gains on financially settled contracts, partially offset by an increase in short-term (net hourly position) transactions, as further described below.

The change in total revenues resulted from the following sources:

	For the Three Months Ended March 31
Revenues by Type of Service	2017	2016	Decrease
	(In millions)
Contract Sales:
Direct	$200	$206	$(6)
Governmental Aggregation	110	240	(130)
Mass Market	37	49	(12)
POLR	154	157	(3)
Structured Sales	74	155	(81)
Total Contract Sales	575	807	(232)
Wholesale	292	328	(36)
Transmission	12	19	(7)
Other	35	45	(10)
Total Revenues	$914	$1,199	$(285)

	For the Three Months Ended March 31		Increase
MWH Sales by Channel	2017	2016	(Decrease)
	(In thousands)
Contract Sales:
Direct	3,939	3,794	3.8%
Governmental Aggregation	2,137	3,569	(40.1)%
Mass Market	543	703	(22.8)%
POLR	2,764	2,552	8.3%
Structured Sales	1,839	3,779	(51.3)%
Total Contract Sales	11,222	14,397	(22.1)%
Wholesale	4,534	363	1,149.0%
Total MWH Sales	15,756	14,760	6.7%

The following table summarizes the price and volume factors contributing to changes in revenues in the first three months of 2017, compared with the same period of 2016:

	Source of Change in Revenues
	Increase (Decrease)
MWH Sales Channel:	Sales Volumes	Prices	Gain on Settled Contracts	Capacity Revenue	Total
	(In millions)
Direct	$8	$(14)	$—	$—	$(6)
Governmental Aggregation	(96)	(34)	—	—	(130)
Mass Market	(11)	(1)	—	—	(12)
POLR	13	(16)	—	—	(3)
Structured Sales	(79)	(2)	—	—	(81)
Wholesale	115	8	(46)	(113)	$(36)

Lower sales volumes in Governmental Aggregation and Mass Market channels primarily reflects the continuation of FES' strategy to more effectively hedge its generation. The Direct, Governmental Aggregation and Mass Market customer base was approximately 920,000 as of March 31, 2017, compared to 1.6 million as of March 31, 2016. Although unit pricing was lower year-over-year, the decrease was primarily attributable to lower capacity expense as discussed below, which is a component of the retail price.

The decrease in POLR sales of $3 million was primarily due to lower unit prices as a result of lower capacity expense, which is a component of the sales price, partially offset by higher volumes. Structured Sales decreased $81 million, primarily due to the impact of lower transaction volumes.

Wholesale revenues decreased $36 million, primarily due to a decrease in capacity revenue and lower net gains on financially settled contracts, partially offset by an increase in short-term (net hourly position) transactions. Although wholesale short-term transactions increased year-over-year, low average spot market energy prices reduced the economic dispatch of fossil generating units, limiting additional wholesale sales. Capacity revenue decreased primarily due to lower capacity auction prices, partially offset by a change in the PSA between FES and AE Supply, as discussed above.

Transmission revenue decreased $7 million, primarily due to lower congestion revenues.

Other revenues decreased $10 million, primarily due to lower lease revenues from the expiration of a nuclear sale-leaseback agreement. FES earns lease revenue associated with the lessor equity interests it has purchased in sale-leaseback transactions, one of which expired in May 2016.

Operating Expenses -

Total operating expenses increased $58 million in the first three months of 2017, compared to the same period of 2016.

The following table summarizes the factors contributing to the changes in fuel and purchased power costs in the first three months of 2017, compared with the same period of 2016:

	Source of Change
	Increase (Decrease)
Operating Expenses	Volumes	Prices	Loss on Settled Contracts	Capacity Expense	Total
	(In millions)
Fossil Fuel	$(15)	$(5)	$—	$—	$(20)
Nuclear Fuel	(1)	—	—	—	(1)
Affiliated Purchased Power	155	(49)	(25)	—	81
Non-affiliated Purchased Power	(58)	17	(38)	(138)	(217)

Fossil and nuclear fuel costs decreased $21 million, primarily due to lower generation associated with outages and lower economic dispatch of fossil units resulting from low wholesale spot market energy prices, as described above, as well as lower unit prices on fossil fuel contracts.

Affiliated purchased power costs increased $81 million, primarily resulting from changes to the AE Supply PSA, effective April 1, 2016, whereby FES physically purchased the uncommitted output of AE Supply, as further described above.

Non-affiliated purchased power costs decreased $217 million due to lower capacity expenses ($138 million) and lower volumes ($58 million) at lower unit prices ($21 million). The decrease in capacity expense, which is a component of FES' retail price, was primarily the result of lower contract sales and lower capacity rates associated with FES' retail sales obligation. Lower volumes and unit prices primarily resulted from lower contract sales as discussed above, partially offset by economic purchases resulting from the low wholesale spot market price environment.

Other operating expenses increased $278 million in the first three months of 2017, compared to the same period of 2016, due to the following:

•	A $164 million charge associated with estimated losses on long-term coal transportation contract disputes recognized in the first quarter of 2017 as discussed in "Environmental Matters" above.

•	Fossil operating costs decreased $15 million, primarily due to decreased outage costs.

•	Nuclear operating costs increased $7 million, primarily as a result of higher refueling outage costs.

•	Transmission expenses decreased $8 million, primarily due to lower load requirements.

•	Other operating expenses increased $130 million, primarily due to higher mark-to-market expenses on commodity contract positions.

Depreciation expense decreased $58 million, primarily due to a lower asset base resulting from asset impairments recognized in the fourth quarter of 2016.

General taxes decreased $5 million, primarily due to lower gross receipts taxes associated with decreased retail sales volumes.

Other Expense —

Total other expense decreased $9 million in the first three months of 2017, compared to the same period of 2016, primarily due to lower OTTI on NDT investments.

Income Tax Benefits —

FES' effective tax rate for the three months ended March 31, 2017 and 2016 was 33.9% on pre-tax losses and 38.5% on pre-tax income, respectively. The change in the effective tax rate is primarily due to valuation allowances on state tax benefits resulting from charges associated with long-term coal transportation contract disputes.

Changes in Cash Position

FES expects to rely on its current access to the unregulated companies' money pool and a two-year secured line of credit from FE of up to $500 million, as further described above. Additionally, FES subsidiaries have debt maturities in June 2017 and beginning in the second quarter of 2018 of $130 million and $515 million, respectively, and FES has interest payments and sale-leaseback commitments of $108 million due in June of 2017. The inability to refinance the debt maturities could cause FES to take one or more of the following actions: (i) restructuring of debt and other financial obligations, (ii) additional borrowings under its credit facility with FE, (iii) further asset sales or plant deactivations, and/or (iv) seeking protection under U.S. bankruptcy laws. In the event FES seeks such protection, FENOC may similarly seek protection under U.S. bankruptcy laws.

FES continues to be managed conservatively due to the stress of weak power prices, insufficient proceeds from recent capacity auctions and anemic demand forecasts that have lowered the value of the business. Furthermore, the credit quality of FES, specifically its unsecured debt rating of Caa1 at Moody’s, CCC+ at S&P and C at Fitch and negative outlook from each of the rating agencies has challenged its ability to hedge generation with retail and forward wholesale sales without collateral obligations, which reduce the business units available liquidity. Although FES has access to a $500 million credit facility with FE, which it expects to use in lieu of borrowing under the unregulated companies' money pool, all of which was available as of March 31, 2017, these conditions are a significant challenge to FES. Furthermore, lack of viable alternative strategies for its competitive portfolio would continue to further stress the liquidity and financial condition of FES.

As discussed above, FES currently maintains access to the unregulated companies' money pool in lieu of borrowing under its $500 million secured line of credit. As of March 31, 2017, FES, its subsidiaries and FENOC had $49 million of borrowings in the aggregate under the unregulated companies' money pool.

Cash Flows From Operating Activities

FES' most significant sources of cash are derived from electric service provided by the sales of energy and related products and services. The most significant use of cash from operating activities is to buy electricity in the wholesale market and pay fuel suppliers, employees, tax authorities, lenders, and others for a wide range of material and services.

Net cash provided from operating activities was $221 million during the first three months of 2017 compared with $229 million provided from operating activities during the first three months of 2016. Cash flows from operations decreased $8 million in the first three months of 2017, compared with the same period of 2016 primarily due to lower capacity revenues, as discussed above in "Results of Operations", partially offset by higher net cash collateral receipts and timing of working capital.

Cash Flows From Financing Activities

For the first three months of 2017, cash used for financing activities was $19 million, compared to cash from financing activities of $46 million in same period of 2016. The following table summarizes new debt financing (net of any discounts) and redemptions:

	For the Three Months Ended March 31
Securities Issued or Redeemed / Repaid	2017	2016
	(In millions)
Redemptions / Repayments
PCRBs	$(29)	$—

Short-term borrowings, net	$13	$49

Cash Flows From Investing Activities

Cash used for investing activities for the first three months of 2017 principally represented cash used for property additions and nuclear fuel. The following table summarizes investing activities for the first three months of 2017 and comparable period of 2016.

	For the Three Months Ended March 31
Cash Used for Investing Activities	2017	2016
	(In millions)
Property Additions	$85	$143
Nuclear fuel	132	149
Loans to affiliated companies, net	(29)	(11)
Investments	14	3
Other	—	(9)
	$202	$275

Cash used for investing activity for the first three months of 2017 decreased $73 million, compared to the same period of 2016, primarily due to lower property additions. Property additions decreased due to lower capital expenditures related to outages and the Mansfield dewatering facility, which was substantially completed in 2016.

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

Sources of information for the valuation of commodity derivative assets and liabilities as of March 31, 2017 are summarized by year in the following table:

Source of Information- Fair Value by Contract Year	2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Other external sources(1)	$23	$13	$—	$—	$—	$—	$36
Prices based on models	(4)	—	—	—	—	—	(4)
Total	$19	$13	$—	$—	$—	$—	$32

(1)	Primarily represents contracts based on broker and ICE quotes.

FES performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. Based on derivative contracts held as of March 31, 2017, an increase in commodity prices of 10% would decrease net income by approximately $14 million during the next twelve months.
Interest Rate Risk
FES’ exposure to fluctuations in market interest rates is reduced since a significant portion of its debt has fixed interest rates.

Equity Price Risk

NDT funds have been established to satisfy NG’s nuclear decommissioning obligations. Included in FES' NDT are fixed income, equities and short-term investments carried at market values of approximately $874 million, $667 million and $45 million, respectively, as of March 31, 2017, excluding $7 million of net receivables, payables and accrued income. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $67 million reduction in fair value as of March 31, 2017. NG recognizes in earnings the unrealized losses on AFS securities held in its NDT as OTTI. A decline in the value of FES' NDT or a significant escalation in estimated decommissioning costs could result in additional funding requirements.

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

(a) Evaluation of Disclosure Controls and Procedures

The management of FirstEnergy and FES, with the participation of each registrant's principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of their registrant's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer of FirstEnergy and FES have concluded that their respective registrant's disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, FE's and FES' internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in "Note 9, Regulatory Matters", and "Note 10, Commitments, Guarantees and Contingencies", of the Combined Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in the Registrants' Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Registrants' business, financial condition or future results.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None
ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS

Exhibit Number
FirstEnergy
(A)	10.1	FirstEnergy Solutions Corp. Replacement 2017 Long-Term Incentive Program (LTIP), effective March 6, 2017
(A)	12	Fixed charge ratio
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

FES
	3.1	Amended and Restated Code of Regulations of FirstEnergy Solutions Corp., dated as of March 31, 2017 (incorporated by reference to FES' Form 8-K filed April 6, 2017, Exhibit 3.1, File No. 000-53742).
(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Solutions Corp. for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

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
April 27, 2017

FIRSTENERGY CORP.
Registrant

/s/ K. Jon Taylor
K. Jon Taylor
Vice President, Controller and Chief Accounting Officer

FIRSTENERGY SOLUTIONS CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Controller and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number

FirstEnergy
(A)	10.1	FirstEnergy Solutions Corp. Replacement 2017 Long-Term Incentive Program (LTIP), effective March 6, 2017
(A)	12	Fixed charge ratio
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

FES
	3.1	Amended and Restated Code of Regulations of FirstEnergy Solutions Corp., dated as of March 31, 2017 (incorporated by reference to FES' Form 8-K filed April 6, 2017, Exhibit 3.1, File No. 000-53742).
(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Solutions Corp. for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

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