Form 10-Q
period 2018-06-30
FIRSTENERGY CORP
filed 2018-07-31
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF JULY 27, 2018
FirstEnergy Corp., $0.10 par value	486,021,499
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

Forward-Looking Statements: This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on information currently available to management. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management's intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” "forecast," "target," "will," "intend," “believe,” "project," “estimate," "plan" and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

•
The ability to successfully execute an exit of commodity-based generation that minimizes cash outflows and associated liabilities, including, without limitation, the losses, guarantees, claims and other obligations of FirstEnergy as such relate to the entities previously consolidated into FirstEnergy, including FES and FENOC, which have filed for bankruptcy protection.

•
The potential for litigation and payment demands against FirstEnergy by FES, FENOC or their creditors, and the ability to successfully execute a definitive settlement agreement and obtain approvals from the Bankruptcy Court and others necessary for the comprehensive settlement as agreed to in principle.

•
The risks associated with the bankruptcy cases of FES and FENOC, including, but not limited to, third-party motions in the cases that could adversely affect FirstEnergy, its liquidity or results of operations.

•	The ability to experience growth in the Regulated Distribution and Regulated Transmission segments and the effectiveness of our strategy to operate as a fully regulated business.

•	The accomplishment of our regulatory and operational goals in connection with our transmission and distribution investment plans.

•
Changes in assumptions regarding economic conditions within our territories, assessment of the reliability of our transmission and distribution system, or the availability of capital or other resources supporting identified transmission and distribution investment opportunities.

•
The ability to accomplish or realize anticipated benefits from strategic and financial goals, including, but not limited to, the ability to grow earnings in our regulated businesses, continue to reduce costs through FE Tomorrow and other initiatives and to successfully execute our financial plans designed to improve our credit metrics and strengthen our balance sheet.

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

•
Other legislative and regulatory changes, including the federal administration's required review and potential revision of environmental requirements, including, but not limited to, the effects of the EPA's CPP, CCR, and CSAPR programs, including our estimated costs of compliance, CWA waste water effluent limitations for power plants, and CWA 316(b) water intake regulation.

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

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in FirstEnergy’s filings with the SEC, including but not limited to this Quarterly Report on Form 10-Q, which risk factors supersede and replace the risk factors contained in the Annual Report on Form 10-K and previous Quarterly Report on Form 10-Q, and any subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on FirstEnergy's business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. FirstEnergy expressly disclaims any obligation to update or revise, except as required by law, any forward-looking statements contained herein as a result of new information, future events or otherwise.

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE	Allegheny Energy, Inc., a Maryland utility holding company that merged with a subsidiary of FirstEnergy on February 25, 2011, which subsequently merged with and into FE on January 1, 2014
AESC	Allegheny Energy Service Corporation, a subsidiary of FirstEnergy Corp.
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of FE
AGC	Allegheny Generating Company, formerly a generation subsidiary of AE Supply that became a subsidiary of MP in May 2018.
ATSI	American Transmission Systems, Incorporated, formerly a direct subsidiary of FE that became a subsidiary of FET in April 2012, which owns and operates transmission facilities
BSPC	Bay Shore Power Company
BU Energy	Buchanan Energy Company of Virginia, LLC, a subsidiary of AE Supply, and formerly a 50% owner in a joint venture that owns the Buchanan Generating Facility
Buchanan Energy	Buchanan Generation, LLC, formerly a joint venture between AE Supply and CNX Gas Corporation
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
CES	Competitive Energy Services, formerly a reportable operating segment of FirstEnergy
FE	FirstEnergy Corp., a public utility holding company
FENOC	FirstEnergy Nuclear Operating Company, a subsidiary of FE, which operates NG's nuclear generating facilities
FES
FirstEnergy Solutions Corp., together with its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, which provides unregulated energy-related products and services

FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, formerly known as Allegheny Energy Transmission, LLC, which is the parent of ATSI, TrAIL and MAIT, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	FirstEnergy Generation, LLC, a wholly owned subsidiary of FES, which owns and operates non-nuclear generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a wholly owned subsidiary of FG, which has certain leasehold interests in a portion of Unit 1 at the Bruce Mansfield plant
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPU	GPU, Inc., former parent of JCP&L, ME and PN, that merged with FE on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	FirstEnergy Nuclear Generation, LLC, a wholly owned subsidiary of FES, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

GLOSSARY OF TERMS, Continued

The following abbreviations and acronyms are used to identify frequently used terms in this report:
AAA	American Arbitration Association
ADIT	Accumulated Deferred Income Taxes
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ARR	Auction Revenue Right
ASC	Accounting Standard Codification
ASU	Accounting Standards Update
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron
BGS	Basic Generation Service
BNSF	BNSF Railway Company
BRA	PJM RPM Base Residual Auction
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
CPP	EPA's Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CSX	CSX Transportation, Inc.
CTA	Consolidated Tax Adjustment
CWA	Clean Water Act
DCR	Delivery Capital Recovery
DMR	Distribution Modernization Rider
DOE	United States Department of Energy
DPM	Distribution Platform Modernization
DR	Demand Response
DSIC	Distribution System Improvement Charge
DSP	Default Service Plan
EDC	Electric Distribution Company
EDCP	Executive Deferred Compensation Plan
EE&C	Energy Efficiency and Conservation
EGS	Electric Generation Supplier
EKPC	East Kentucky Power Cooperative, Inc.
ELPC	Environmental Law & Policy Center
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
EPA	United States Environmental Protection Agency
EPS	Earnings per Share
ERO	Electric Reliability Organization
ESP IV	Electric Security Plan IV
ESP IV PPA	Unit Power Agreement entered into on April 1, 2016 by and between the Ohio Companies and FES
Facebook®	Facebook is a registered trademark of Facebook, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FE Tomorrow
FirstEnergy's initiative launched in late 2016 to identify its optimal organization structure and properly align corporate costs and systems to efficiently support a fully regulated company going forward

GLOSSARY OF TERMS, Continued

Fitch	Fitch Ratings
FMB	First Mortgage Bond
FPA	Federal Power Act
FRR	Fixed Resource Requirement
FTR	Financial Transmission Right
GAAP	Accounting Principles Generally Accepted in the United States of America
GHG	Greenhouse Gases
HCl	Hydrochloric Acid
ICE	Intercontinental Exchange, Inc.
IIP	Infrastructure Investment Program
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
JCP&L Reliability Plus	JCP&L Reliability Plus Infrastructure Investment Program
kV	Kilovolt
KWH	Kilowatt-hour
LBR	Little Blue Run
LOC	Letter of Credit
LS Power	LS Power Equity Partners III, LP
LSE	Load Serving Entity
LTIIPs	Long-Term Infrastructure Improvement Plans
MATS	Mercury and Air Toxics Standards
MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator, Inc.
MLP	Master Limited Partnership
mmBTU	Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.
MOPR	Minimum Offer Price Rule
MVP	Multi-Value Project
MW	Megawatt
MWH	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NJAPA	New Jersey Administrative Procedure Act
NJBPU	New Jersey Board of Public Utilities
NOAC	Northwest Ohio Aggregation Coalition
NOL	Net Operating Loss
NOPR	Notice of Proposed Rulemaking
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NUG	Non-Utility Generation
NYPSC	New York State Public Service Commission
OCA	Office of Consumer Advocate
OCC	Ohio Consumers' Counsel
OMAEG	Ohio Manufacturers' Association Energy Group
OPEB	Other Post-Employment Benefits
OPIC	Other Paid-in Capital
ORC	Ohio Revised Code
OTTI	Other Than Temporary Impairments

GLOSSARY OF TERMS, Continued

OVEC	Ohio Valley Electric Corporation
PA DEP	Pennsylvania Department of Environmental Protection
PCB	Polychlorinated Biphenyl
PCRB	Pollution Control Revenue Bond
PJM	PJM Interconnection, L.L.C.
PJM Region	The aggregate of the zones within PJM
PJM Tariff	PJM Open Access Transmission Tariff
PM	Particulate Matter
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Purchase Power Agreement
PPB	Parts Per Billion
PPUC	Pennsylvania Public Utility Commission
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCO	Public Utilities Commission of Ohio
PURPA	Public Utility Regulatory Policies Act of 1978
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Credit
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
REIT	Real Estate Investment Trust
RFC	ReliabilityFirst Corporation
RFP	Request for Proposal
RGGI	Regional Greenhouse Gas Initiative
ROE	Return on Equity
RRS	Retail Rate Stability
RSS	Rich Site Summary
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
RWG	Restructuring Working Group
S&P	Standard & Poor’s Ratings Service
SB310	Substitute Ohio Senate Bill No. 310
SBC	Societal Benefits Charge
SEC	United States Securities and Exchange Commission
Seventh Circuit	United States Court of Appeals for the Seventh Circuit
SIP	State Implementation Plan(s) Under the Clean Air Act
SO2	Sulfur Dioxide
Sixth Circuit	United States Court of Appeals for the Sixth Circuit
SOS	Standard Offer Service
SPE	Special Purpose Entity
SREC	Solar Renewable Energy Credit
SSO	Standard Service Offer
Tax Act	Tax Cuts and Jobs Act, adopted December 22, 2017
TDS	Total Dissolved Solid
TMI-2	Three Mile Island Unit 2
TO	Transmission Owner
Twitter®	Twitter is a registered trademark of Twitter, Inc.
UCC	Official committee of unsecured creditors appointed in connection with the FES Bankruptcy
U.S. Court of Appeals for the D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
VEPCO	Virginia Electric and Power Company
VIE	Variable Interest Entity

v

GLOSSARY OF TERMS, Continued

VMP	Vegetation Management Plan
VMS	Vegetation Management Surcharge
VSCC	Virginia State Corporation Commission
WVDEP	West Virginia Department of Environmental Protection
WVPSC	Public Service Commission of West Virginia

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except per share amounts)	2018	2017	2018	2017

REVENUES:
Regulated Distribution	$2,352	$2,271	$4,928	$4,771
Regulated Transmission	341	327	664	640
Other	11	26	88	68
Total revenues(1)	2,704	2,624	5,680	5,479

OPERATING EXPENSES:
Fuel	177	163	364	367
Purchased power	698	650	1,523	1,441
Other operating expenses	705	675	1,667	1,332
Provision for depreciation	299	254	593	504
Amortization (deferral) of regulatory assets, net	(107)	78	(255)	161
General taxes	245	230	504	472
Total operating expenses	2,017	2,050	4,396	4,277

OPERATING INCOME	687	574	1,284	1,202

OTHER INCOME (EXPENSE):
Miscellaneous income, net	48	11	115	25
Interest expense	(369)	(248)	(619)	(493)
Capitalized financing costs	16	14	31	26
Total other expense	(305)	(223)	(473)	(442)

INCOME BEFORE INCOME TAXES	382	351	811	760

INCOME TAXES	115	132	367	284

INCOME FROM CONTINUING OPERATIONS	267	219	444	476

Discontinued operations (Note 3)(2)	32	(45)	1,224	(97)

NET INCOME	$299	$174	$1,668	$379

INCOME ALLOCATED TO PREFERRED STOCKHOLDERS (Note 4)	165	—	304	—

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$134	$174	$1,364	$379

EARNINGS PER SHARE OF COMMON STOCK (Note 4):
Basic - Continuing Operations	$0.22	$0.49	$0.29	$1.07
Basic - Discontinued Operations	0.06	(0.10)	2.57	(0.21)
Basic - Net Income Attributable to Common Stockholders	$0.28	$0.39	$2.86	$0.86

Diluted - Continuing Operations	$0.22	$0.49	$0.29	$1.07
Diluted - Discontinued Operations	0.06	(0.10)	2.56	(0.22)
Diluted - Net Income Attributable to Common Stockholders	$0.28	$0.39	$2.85	$0.85

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	477	444	477	443
Diluted	479	445	478	444

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$—	$—	$0.72	$0.72

(1) Includes excise tax collections of $87 million and $91 million in the three months ended June 30, 2018 and 2017, respectively, and $189 million and $191 million in the six months ended June 30, 2018 and 2017, respectively.

(2) Net of income tax benefits of $30 million and $15 million for the three months ended June 30, 2018 and 2017, respectively, and income tax benefits of $920 million and $41 million for the six months ended June 30, 2018 and 2017, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017

NET INCOME	$299	$174	$1,668	$379

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(19)	(18)	(37)	(36)
Amortized losses on derivative hedges	2	1	17	4
Change in unrealized gains on available-for-sale securities	—	(2)	(106)	14
Other comprehensive loss	(17)	(19)	(126)	(18)
Income tax benefits on other comprehensive loss	(4)	(7)	(57)	(7)
Other comprehensive loss, net of tax	(13)	(12)	(69)	(11)

COMPREHENSIVE INCOME	$286	$162	$1,599	$368

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$256	$588
Restricted cash	68	51
Receivables-
Customers, net of allowance for uncollectible accounts of $49 in 2018 and 2017	1,231	1,282
Affiliated companies, net of allowance for uncollectible accounts of $632	87	—
Other, net of allowance for uncollectible accounts of $2 in 2018 and $1 in 2017	177	170
Materials and supplies, at average cost	281	262
Prepaid taxes and other	263	151
Current assets - discontinued operations	—	606
	2,363	3,110
PROPERTY, PLANT AND EQUIPMENT:
In service	38,334	37,270
Less — Accumulated provision for depreciation	10,463	10,098
	27,871	27,172
Construction work in progress	1,150	1,004
	29,021	28,176

PROPERTY, PLANT AND EQUIPMENT, NET - DISCONTINUED OPERATIONS	—	1,057

INVESTMENTS:
Nuclear plant decommissioning trusts	806	822
Nuclear fuel disposal trust	252	251
Other	255	255
Investments - discontinued operations	—	1,875
	1,313	3,203
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,618	5,618
Regulatory assets	84	40
Other	572	697
Deferred charges and other assets - discontinued operations	—	356
	6,274	6,711
	$38,971	$42,257
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$1,132	$558
Short-term borrowings	1,664	300
Accounts payable	909	827
Accrued taxes	508	533
Accrued compensation and benefits	264	257
Collateral	34	39
Other	557	626
Current liabilities - discontinued operations	—	973
	5,068	4,113
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 477,513,738 and 445,334,111 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	48	44
Mandatorily convertible preferred stock, $100 par value, authorized 5,000,000 shares - 1,616,000 shares issued and outstanding as of June 30, 2018	162	—
Other paid-in capital	11,975	10,001
Accumulated other comprehensive income	73	142
Accumulated deficit	(4,559)	(6,262)
Total stockholders’ equity	7,699	3,925
Long-term debt and other long-term obligations	16,461	18,816
	24,160	22,741
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,622	3,171
Retirement benefits	2,717	3,975
Regulatory liabilities	2,537	2,720
Asset retirement obligations	589	570
Adverse power contract liability	113	130
Other	1,165	1,438
Noncurrent liabilities - discontinued operations	—	3,399
	9,743	15,403
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 14)
	$38,971	$42,257

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,668	$379
Adjustments to reconcile net income to net cash from operating activities-
Gain on deconsolidation, net of tax (Note 3)	(1,239)	—
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	604	829
Deferred income taxes and investment tax credits, net	327	224
Impairment of assets and related charges	—	131
Retirement benefits, net of payments	(97)	17
Pension trust contributions	(1,250)	—
Unrealized (gain) loss on derivative transactions	(10)	53
Changes in current assets and liabilities-
Receivables	20	83
Materials and supplies	28	(10)
Prepaid taxes and other	(143)	(127)
Accounts payable	50	—
Accrued taxes	(58)	(62)
Accrued compensation and benefits	(76)	(125)
Other current liabilities	(152)	(55)
Collateral, net	(15)	32
Other	55	113
Net cash provided from (used for) operating activities	(288)	1,482

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	450	3,500
Short-term borrowings, net	1,364	—
Preferred stock issuance	1,616	—
Common stock issuance	850	—
Redemptions and Repayments-
Long-term debt	(2,251)	(735)
Short-term borrowings, net	—	(2,450)
Make-whole premiums paid on debt redemptions	(89)	—
Preferred stock dividend payments	(42)	—
Common stock dividend payments	(343)	(319)
Other	(21)	(52)
Net cash provided from (used for) financing activities	1,534	(56)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,307)	(1,254)
Nuclear fuel	—	(134)
Proceeds from asset sales	390	—
Sales of investment securities held in trusts	475	1,257
Purchases of investment securities held in trusts	(508)	(1,305)
Notes receivable from affiliated companies	(500)	—
Asset removal costs	(118)	(79)
Other	3	—
Net cash used for investing activities	(1,565)	(1,515)

Net change in cash and cash equivalents and restricted cash	(319)	(89)
Cash, cash equivalents and restricted cash at beginning of period	643	260
Cash, cash equivalents and restricted cash at end of period	$324	$171

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transaction, beneficial conversion feature (Note 4)	$296	$—
Non-cash transaction, deemed dividend preferred stock (Note 4)	$(261)	$—

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

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s ten utility operating companies comprise one of the nation’s largest investor-owned electric systems, based on serving over six million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include approximately 24,500 miles of lines and two regional transmission operation centers. Additionally, its regulated generation subsidiaries control 3,790 MWs of capacity and AE Supply controls 1,367 MWs of capacity.
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

FES and FENOC Chapter 11 Filing
On March 31, 2018, FES and FENOC announced that, in order to facilitate an orderly financial restructuring, they filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court (which is referred to throughout as the FES Bankruptcy). As a result of the bankruptcy filings, FirstEnergy has concluded that it no longer has a controlling interest in FES or FENOC as the entities are subject to the jurisdiction of the Bankruptcy Court and, accordingly, as of March 31, 2018, FES and FENOC were deconsolidated from FirstEnergy’s consolidated financial statements. FE will account for its investments in FES and FENOC with fair values of zero. FE concluded that in connection with the disposal, FES and FENOC became discontinued operations. In connection with the disposal, FE has recorded a gain on deconsolidation (net of taxes) of approximately $1.2 billion for the six months ended June 30, 2018. See Note 3, "Discontinued Operations," for additional information.

On April 20, 2018, FirstEnergy reached an agreement in principle with two groups of key FES creditors in the FES Bankruptcy. The first is an ad hoc group, which includes a majority of the pollution control revenue bonds supported by notes issued by FG and NG and the holders of senior notes issued by FES, while the second group includes the majority of Bruce Mansfield Unit 1 sale and leaseback transaction certificate holders. On May 7, 2018, FE, FES, the FES ad hoc creditor groups and the UCC entered into a Standstill Agreement, which was previously approved by the Bankruptcy Court, agreeing to keep the terms of the settlement open through August 1, 2018, and to other matters to enable an efficient settlement process, including expedited discovery protocols and transfer restrictions on the FES creditor groups. On July 31, 2018, FirstEnergy reached an updated agreement in principle with the same two groups of key FES creditors in the FES Bankruptcy and added FES, FENOC, and the UCC to such agreement in principle.

In connection with the agreement in principle, the parties also extended the Standstill Agreement until the earlier of the effective date of a plan of reorganization for FES and FENOC or termination of the definitive settlement agreement. The updated agreement in principle includes the following terms, among others:

•
FE will pay certain pre-petition FES and FENOC employee-related obligations, which include unfunded pension obligations and other employee benefits, and provides for the waiver of all pre-petition claims against FES and FENOC, including the full borrowings by FES under the $500 million secured credit facility, the $200 million credit agreement being used to support surety bonds, the BNSF/CSX rail settlement guarantee, and FES’ and FENOC’s unfunded pension obligations.

•	The full release of all claims against FirstEnergy by FES, FENOC and their creditors.

•	A $225 million cash payment from FirstEnergy.

•
Up to a $628 million note from FirstEnergy, which is intended to represent the initial estimated value of the worthless stock deduction associated with the FES Bankruptcy and was designed to trade at par value when issued.

•
Transfer of the Pleasants Power Station to FES for the benefit of FES’ creditors. Prior to transfer and beginning no later than January 1, 2019, FES to have an economic lease in Pleasants; AE Supply will operate Pleasants until transfer.

•
FirstEnergy agrees to credit nine-months of FES’ and FENOC’s shared service costs beginning as of April 1, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.

•
FirstEnergy agrees to fund through its pension plan a pension enhancement should FES offer a voluntary enhanced retirement package in 2019, which is estimated to cost $15 million, and approximately $3 million for other employee benefits.

The timing of and the conditions to FirstEnergy's performance of the terms above are set forth in the agreement in principle. This agreement will be subject to approval by the FE, FES, FENOC and AE Supply Boards of Directors, the execution of definitive agreements and the approval of the Bankruptcy Court. Additionally, the Bruce Mansfield certificate holders’ support for the agreement is subject to and conditioned upon the ultimate implementation of the agreed upon treatment of certain claims of the Bruce Mansfield certificate holders. There can be no assurance that a definitive settlement agreement will be finalized and approved and, even if approved, whether the conditions to such settlement will be satisfied, and the actual outcome of this matter may differ materially from the terms of the agreement in principle described herein.
Capitalized Financing Costs

For each of the three months ended June 30, 2018 and 2017, capitalized financing costs on FirstEnergy's Consolidated Statements of Income include $12 million and $9 million, respectively, of allowance for equity funds used during construction and $4 million and $5 million, respectively, of capitalized interest. For each of the six months ended June 30, 2018 and 2017, capitalized financing costs on FirstEnergy's Consolidated Statements of Income include $23 million and $17 million, respectively, of allowance for equity funds used during construction and $8 million and $9 million, respectively, of capitalized interest.

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

ASU 2016-18, "Restricted Cash" (Issued November 2016): ASU 2016-18 addresses the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is required to be applied retrospectively. As a result of adopting this standard, FirstEnergy's statement of cash flows reports changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Prior periods have been recast to conform to the current year presentation.

ASU 2017-01, "Business Combinations: Clarifying the Definition of a Business" (Issued January 2017): ASU 2017-01 assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. FirstEnergy adopted ASU 2017-01 on January 1, 2018. The ASU will be applied prospectively to future transactions.

ASU 2017-04, "Goodwill Impairment" (Issued January 2017): ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the current test, which requires calculation of a hypothetical purchase price allocation. Under the revised guidance, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill (currently Step 1 of the two-step impairment test). Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. FirstEnergy has elected to early adopt ASU 2017-04 as of January 1, 2018, and will apply this standard on a prospective basis.
ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (Issued March 2017): ASU 2017-07 requires entities to retrospectively (1) disaggregate the current-service-cost component from the other components of net benefit cost (the other components) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only service costs are eligible for capitalization on a prospective basis. FirstEnergy adopted ASU 2017-07 on January 1, 2018. Because the non-service cost components of net benefit cost are no longer eligible for capitalization after December 31, 2017, FirstEnergy has recognized these components in income as a result of adopting this standard. FirstEnergy reclassified approximately $8 million and $16 million of non-service costs from Other operating expense to Miscellaneous income for the three and six months ended June 30, 2017, respectively.

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

ASU 2016-02, "Leases (Topic 842)" (Issued February 2016 and subsequently updated to address implementation questions): The new guidance will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. There is an optional transition practical expedient that, if elected, would not require an entity to reconsider its accounting for existing land easements that are not currently accounted for as leases under the current leases guidance. In addition, new qualitative and quantitative disclosures of the amounts, timing, and uncertainty of cash flows arising from leases will be required. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Lessors and lessees will be required to apply a modified retrospective transition approach, which requires lessors and lessees to recognize and measure leases at the beginning of the earliest period presented (January 1, 2017) or initially apply the requirements of the standard in the period of adoption (January 1, 2019). Any leases that expire before the initial application date will not require any accounting adjustment. FirstEnergy does not plan to adopt these standards early. FirstEnergy expects an increase in assets and liabilities; however, it is currently assessing the impact, including monitoring utility industry implementation guidance, but expects no impact to results of operations or cash flows. FirstEnergy continues to develop its complete lease inventory, as well as identify, assess and document technical accounting issues, policy considerations, financial reporting implications and changes to internal controls and processes. In addition, FirstEnergy is in the process of implementing a third-party software tool that will assist with the initial adoption and ongoing compliance.

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

The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2018, by type of service from each reportable segment:

	For the Three Months Ended June 30, 2018
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$1,228	$—	$(43)	$1,185
Retail generation	882	—	(14)	868
Wholesale sales(2)	121	—	84	205
Transmission(2)	—	336	—	336
Other	35	—	—	35
Total revenues from contracts with customers	$2,266	$336	$27	$2,629
ARP	60	—	—	60
Other non-customer revenue	26	5	(16)	15
Total revenues	$2,352	$341	$11	$2,704
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $8 million in net reductions to revenue related to amounts subject to refund resulting from the Tax Act ($10 million subject to refund at Regulated Distribution, partially offset by $2 million subject to recovery at Regulated Transmission).

	For the Six Months Ended June 30, 2018
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$2,509	$—	$(55)	$2,454
Retail generation	1,922	—	(28)	1,894
Wholesale sales(2)	244	—	204	448
Transmission(2)	—	655	—	655
Other	70	—		70
Total revenues from contracts with customers	$4,745	$655	$121	$5,521
ARP	124	—	—	124
Other non-customer revenue	59	9	(33)	35
Total revenues	$4,928	$664	$88	$5,680
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $84 million in reductions to revenue related to amounts subject to refund resulting from the Tax Act ($82 million at Regulated
Distribution and $2 million at Regulated Transmission).

Other non-customer revenue includes revenue from derivatives of $4 million and $14 million for the three and six months ended June 30, 2018, respectively.

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

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the three and six months ended June 30, 2018, by class:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Revenues by Customer Class
	(In millions)
Residential	$1,255	$2,718
Commercial	570	1,150
Industrial	262	516
Other	23	47
Total Revenues	$2,110	$4,431

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

Regulated Transmission

The Regulated Transmission segment provides transmission infrastructure owned and operated by ATSI, TrAIL, MAIT and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at ATSI, TrAIL and MAIT, as well as stated transmission rates at JCP&L, MP, PE and WP. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. Revenue requirements under stated rates are calculated annually by multiplying the highest one-hour peak load in each respective transmission zone by the approved, stated rate in that zone. Revenues and cash receipts for the stand-ready obligation of providing transmission service are recognized ratably over time.

Effective January 1, 2018, JCP&L is subject to a FERC-approved settlement agreement that provides an annual revenue requirement of $155 million through December 31, 2019 which is recognized ratably as revenue over time.

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the three and six months ended June 30, 2018, by transmission owner:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Revenues from Contracts with Customers by Transmission Asset Owner
	(In millions)
ATSI	$167	$325
TrAIL	63	123
MAIT	34	64
Other	72	143
Total Revenues	$336	$655
3. DISCONTINUED OPERATIONS

FES, FENOC, BSPC and a portion of AE Supply, representing substantially all of FirstEnergy’s operations that previously comprised the CES reportable operating segment, are presented as discontinued operations in FirstEnergy’s consolidated financial statements resulting from the FES Bankruptcy and actions taken as part of the strategic review to exit commodity-exposed generation, as discussed below. Prior period results have been reclassified to conform with such presentation as discontinued operations.

FES and FENOC Chapter 11 Filing

As discussed in Note 1, "Organization and Basis of Presentation," on March 31, 2018, FES and FENOC announced the FES Bankruptcy. FirstEnergy concluded that it no longer has a controlling interest in FES or FENOC, as the entities are subject to the jurisdiction of the Bankruptcy Court and, accordingly, as of March 31, 2018, FES and FENOC were deconsolidated from FirstEnergy's consolidated financial statements, and will account for its investments in FES and FENOC with fair values of zero.
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

On March 16, 2018, FES and FENOC withdrew from the unregulated companies' money pool, which included FE, FES and FENOC. As of the date of the withdrawal, FES and FENOC owed FE approximately $4 million in unsecured borrowings in the aggregate under the money pool. In addition, as of March 31, 2018, AE Supply had a $102 million outstanding unsecured promissory note owed from FES. Following deconsolidation of FES and FENOC, FE fully reserved the $4 million associated with the outstanding unsecured borrowings under the unregulated companies' money pool and the $102 million associated with the AE Supply unsecured promissory note. For the three months ended June 30, 2018, approximately $8 million of interest was accrued and subsequently reserved.
Services Agreements
FirstEnergy is currently continuing to provide shared services support to FES and FENOC under existing shared services agreements ("Services Agreements"). Under the Services Agreements, costs are directly billed or assigned at no more than cost. The remaining costs are for services that are provided on behalf of more than one company, or costs that cannot be precisely identified and are allocated using formulas provided for in the Services Agreements. Transactions under the Services Agreements are generally settled within 30 days. At this time, FirstEnergy expects to provide shared services support to FES and FENOC under the Services Agreements through at least 2018. Following the deconsolidation of FES and FENOC from FirstEnergy's consolidated financial statements on March 31, 2018, approximately $41 million related to these services were charged to FES by FirstEnergy, which was outstanding as of June 30, 2018.
In addition, on March 16, 2018, FES, FENOC and FESC, entered into the FirstEnergy Solutions Money Pool Agreement in order for FESC to assist FES and FENOC with certain treasury support services under the shared service agreement. FESC is a party to the FirstEnergy Solutions Money Pool Agreement solely in the role as administrator of the money pool arrangement thereunder.
Benefit Obligations
FirstEnergy will retain certain obligations for FES and FENOC employees for services provided prior to emergence from bankruptcy. The retention of this obligation at March 31, 2018, resulted in a liability of $820 million (including EDCP, pension and OPEB) with a corresponding loss from discontinued operations. EDCP, net pension and OPEB costs earned by FES and FENOC employees during bankruptcy are expected to be billed under the Services Agreements, and will be reassessed as the bankruptcy proceedings progress.
Guarantees provided by FE
As discussed in Note 14, "Commitments, Guarantees and Contingencies," FE guaranteed the remaining payments due to CSX and BNSF in connection with the definitive settlement of a dispute regarding a coal transportation agreement. As of March 31, 2018, FE recorded an obligation for this guarantee in other current liabilities with a corresponding loss from discontinued operations. On April 6, 2018, FE paid the remaining $72 million owed under the settlement agreement as a result of the FES Bankruptcy. In addition, as of March 31, 2018, FE recorded, and on May 11, 2018, paid a $58 million obligation for a sale-leaseback indemnity in other current liabilities with a corresponding loss from discontinued operations.
Purchase Power
FES at times provides power through affiliated company power sales to meet a portion of the Utilities' POLR and default service requirements and provide power to certain affiliates' facilities. As of June 30, 2018, the Utilities owed FES approximately $23 million related to these purchases. The terms and conditions of the agreements are generally consistent with industry practices and other third-party arrangements. The Utilities purchased and recognized in continuing operations approximately $71 million and $174 million of power from FES for the three and six months ended June 30, 2018, respectively.
Tax Allocation Agreement
Until FES and FENOC emerge from bankruptcy, it is expected that FES and FENOC will remain parties to the intercompany income tax allocation agreement with FE and its other subsidiaries, which provides for the allocation of consolidated tax liabilities. Net tax benefits attributable to FE are generally reallocated to the subsidiaries of FirstEnergy that have taxable income. As of June 30, 2018, FE has a $58 million receivable from FES and FENOC, in the aggregate, related to the federal tax obligation.

For U.S. federal income taxes, FES and FENOC will continue to be consolidated in FirstEnergy’s tax return and taxable income will be determined based on the tax basis of underlying individual net assets. Deferred taxes previously recorded on the inside basis differences may not represent the actual tax consequence for the outside basis difference, causing a recharacterization of an existing consolidated-return net operating loss as a future worthless stock deduction (currently estimated at approximately $600 million). The estimated worthless stock deduction is contingent upon the emergence of FES and FENOC from the FES Bankruptcy and such amounts may be impacted by future events.

Competitive Generation Asset Sales

FirstEnergy announced in January 2017 that AE Supply and AGC had entered into an asset purchase agreement with a subsidiary of LS Power, as amended and restated in August 2017, to sell four natural gas generating plants, AE Supply's interest in the Buchanan Generating facility and approximately 59% of AGC's interest in Bath County (1,615 MWs of combined capacity). On

December 13, 2017, AE Supply completed the sale of the natural gas generating plants, with net proceeds of approximately $388 million. On March 1, 2018, AE Supply completed the sale of the Buchanan Generating Facility with net proceeds of approximately $20 million. On May 3, 2018, AE Supply and AGC completed the sale of approximately 59% of AGC's interest in Bath County. Net proceeds were approximately $355 million, which includes adjustments based on the timing of the closing and is subject to other customary post-closing adjustments.

In connection with its obligations under the asset purchase agreement, in June 2018, AE Supply redeemed its $305 million aggregate principal amount of senior notes and on May 3, 2018, AGC optionally redeemed its $100 million aggregate principal amount of senior notes. As a result of these redemptions, "make-whole" premiums of approximately $89 million were required to be paid to the noteholders (reported in continuing operations). Additionally, as a result of the completion of the asset sales to LS Power, AE Supply caused the redemption of $142 million aggregate principal amount of PCRBs and separately, together with MP, caused the redemption of $73.5 million of PCRBs. Also, on May 3, 2018, following closing of the sale by AGC of a portion of its ownership interest in Bath County, AGC completed the redemption of AE Supply's shares in AGC and AGC became a wholly owned subsidiary of MP.

On March 9, 2018, BSPC and FG entered into an asset purchase agreement with Walleye Power, LLC (formerly Walleye Energy, LLC), for the sale of the Bay Shore Generating Facility, including the 136 MW Bay Shore Unit 1 and other retired coal-fired generating equipment owned by FG. The sale is subject to customary and other closing conditions, including regulatory approvals, various third-party consents and approval by the Bankruptcy Court in connection with the FES Bankruptcy. On May 11, 2018, FES filed with the Bankruptcy Court for approval of the sale transaction. On June 14, 2018, the UCC filed a limited objection in the Bankruptcy Court proceeding to approve the sale, contesting the previously agreed purchase price allocation between BSPC and FG, which objection was subsequently resolved. The Bankruptcy Court approved the sale on July 13, 2018, and the transaction was completed on July 31, 2018.

Individually, the AE Supply and BSPC asset sales did not qualify for reporting as discontinued operations. However, the asset sales were part of management’s strategic review to exit commodity-exposed generation and, when considered with FES' and FENOC’s bankruptcy filings on March 31, 2018, represent a collective elimination of substantially all of FirstEnergy’s competitive generation fleet and meet the criteria for discontinued operations.

Summarized Results of Discontinued Operations
Summarized results of discontinued operations for the three and six months ended June 30, 2018 and 2017, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017

Revenues	$11	$680	$633	$1,369
Fuel	(5)	(180)	(121)	(344)
Purchased power	—	(74)	(53)	(123)
Other operating expenses	—	(282)	(347)	(774)
Provision for depreciation	—	(27)	(46)	(52)
General taxes	—	(23)	(18)	(52)
Impairment of assets	—	(131)	—	(131)
Other expense, net	(4)	(23)	(64)	(31)
Income (Loss) from discontinued operations, before tax	2	(60)	(16)	(138)
Income tax benefit(1)	(30)	(15)	(1)	(41)
Income (Loss) from discontinued operations, net of tax	32	(45)	(15)	(97)
Gain on deconsolidation, net of tax	—	—	1,239	—
Income (loss) from discontinued operations	$32	$(45)	$1,224	$(97)
(1) In conjunction with the sale of an interest in Bath County, AGC wrote-off and recognized as a benefit in discontinued operations its excess deferred tax liabilities of $32 million, created from the Tax Act, since they are not required to be refunded to ratepayers.

The gain on deconsolidation that was recognized in the six months ended June 30, 2018, consisted of the following:

(In millions)	For the Six Months Ended June 30, 2018
Removal of investment in FES and FENOC	$2,193
Assumption of benefit obligations retained at FE (including Pension, OPEB and EDCP)	(820)
Guarantees and credit support provided by FE	(139)
Reserve on receivables and allocated Pension/OPEB mark-to-market	(914)
Gain on deconsolidation of FES and FENOC, before tax	320
Income tax benefit, including estimated worthless stock deduction	919
Gain on deconsolidation of FES and FENOC, net of tax	$1,239
The following table summarizes the major classes of assets and liabilities as discontinued operations as of June 30, 2018 and December 31, 2017:

(In millions)	June 30, 2018	December 31, 2017

Carrying amount of the major classes of assets included in discontinued operations:
Cash	$—	$1
Restricted cash	—	3
Receivables	—	202
Materials and supplies	—	201
Collateral	—	130
Other current assets	—	69
Total current assets	—	606

Property, plant and equipment	—	1,057
Investments	—	1,875
Other non-current assets	—	356
Total non-current assets	—	3,288
Total assets included in discontinued operations	$—	$3,894

Carrying amount of the major classes of liabilities included in discontinued operations:
Currently payable long-term debt	$—	$524
Accounts payable	—	200
Accrued taxes	—	38
Accrued compensation and benefits	—	79
Other current liabilities	—	132
Total current liabilities	—	973

Long-term debt and other long-term obligations	—	2,299
Accumulated deferred income taxes (1)	—	(1,812)
Asset retirement obligations	—	1,945
Deferred gain on sale and leaseback transaction	—	723
Other non-current liabilities	—	244
Total noncurrent liabilities	—	3,399
Total liabilities included in discontinued operations	$—	$4,372

(1) Represents an increase in FirstEnergy's ADIT liability as an ADIT asset was removed upon deconsolidation of FES and FENOC.

FirstEnergy's Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table summarizes the major classes of cash flow items as discontinued operations for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
(In millions)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from discontinued operations	$1,224	$(97)
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	47	157
Unrealized (gain) loss on derivative transactions	(10)	53

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(15)	(178)
Nuclear fuel	—	(134)
Sales of investment securities held in trusts	109	437
Purchases of investment securities held in trusts	(122)	(466)
4. EARNINGS PER SHARE OF COMMON STOCK

The convertible Preferred Stock issued in January 2018 (see Note 11, "Capitalization") is considered participating securities since these shares participate in dividends on Common Stock on an "as-converted" basis. As a result, EPS of Common Stock is computed using the two-class method required for participating securities.

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

The Preferred Stock includes an embedded conversion option at a price that is below the fair value of the Common Stock on the commitment date. This beneficial conversion feature, which was approximately $296 million, represents the difference between the fair value per share of the Common Stock and the conversion price, multiplied by the number of common shares issuable upon conversion. The beneficial conversion feature will be amortized as a deemed dividend over the period from the issue date to the first allowable conversion date (July 22, 2018) as a charge to OPIC, since FE is in an accumulated deficit position with no retained earnings to declare a dividend. As noted above, for EPS reporting purposes, this beneficial conversion feature will be reflected in net income attributable to common stockholders as a deemed dividend. The amount amortized for the three and six months ended June 30, 2018, was approximately $148 million and $261 million, respectively.

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

The following table reconciles basic and diluted EPS of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of Basic and Diluted EPS of Common Stock	2018	2017	2018	2017

(In millions, except per share amounts)
EPS of Common Stock
Income from continuing operations	$267	$219	$444	$476
Less: Preferred dividends	—	—	(43)	—
Less: Amortization of beneficial conversion feature	(148)	—	(261)	—
Less: Undistributed earnings allocated to preferred stockholders(1)	(13)	—	—	—
Income from continuing operations available to common stockholders	106	219	140	476
Discontinued operations, net of tax	32	(45)	1,224	(97)
Less: Undistributed earnings allocated to preferred stockholders	(4)	—	—	—
Income (loss) from discontinued operations available to common stockholders	28	(45)	1,224	(97)

Income available to common stockholders, basic and diluted	$134	$174	$1,364	$379

Share Count information:
Weighted average number of basic shares outstanding	477	444	477	443
Assumed exercise of dilutive stock options and awards	2	1	1	1
Weighted average number of diluted shares outstanding	479	445	478	444

Income available to common stockholders, per common share:
Income from continuing operations, basic	$0.22	$0.49	$0.29	$1.07
Discontinued operations, basic	0.06	(0.10)	2.57	(0.21)
Income available to common stockholders, basic	$0.28	$0.39	$2.86	$0.86

Income from continuing operations, diluted	$0.22	$0.49	$0.29	$1.07
Discontinued operations, diluted	0.06	(0.10)	2.56	(0.22)
Income available to common stockholders, diluted	$0.28	$0.39	$2.85	$0.85

(1)
Undistributed earnings were not allocated to participating securities for the six months ended June 30, 2018 as income from continuing operations less dividends declared (common and preferred) and deemed dividends were a net loss.

For both the three and six months ended June 30, 2018 and 2017, one million shares from stock options and awards were excluded from the calculation of diluted shares outstanding, as their inclusion would be antidilutive to basic EPS from continuing operations. Also, for the three and six months ended June 30, 2018, 59 million shares associated with the assumed conversion of Preferred Stock were excluded, as their inclusion would be antidilutive to basic EPS from continuing operations.

5. PENSION AND OTHER POSTEMPLOYMENT BENEFITS
The components of the consolidated net periodic costs (credits) for pension and OPEB (including amounts capitalized) were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended June 30,	2018	2017	2018	2017
	(In millions)
Service costs	$56	$52	$1	$1
Interest costs	93	97	6	7
Expected return on plan assets	(144)	(112)	(7)	(7)
Amortization of prior service costs (credits)	2	2	(20)	(20)
Net periodic costs (credits)	$7	$39	$(20)	$(19)

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Six Months Ended June 30,	2018	2017	2018	2017
	(In millions)
Service costs	$112	$104	$2	$2
Interest costs	186	194	12	14
Expected return on plan assets	(288)	(224)	(15)	(15)
Amortization of prior service costs (credits)	4	4	(40)	(40)
Net periodic costs (credits)	$14	$78	$(41)	$(39)

Pension and OPEB obligations are allocated to FE's subsidiaries employing the plan participants. The net periodic pension and OPEB costs (credits), net of amounts capitalized, recognized in earnings by FirstEnergy were as follows:

	Pension		OPEB
Net Periodic Benefit Expense (Credit)	2018	2017	2018	2017
	(In millions)
For the Three Months Ended June 30,	$(18)	$27	$(21)	$(14)
For the Six Months Ended June 30,	$(32)	$59	$(42)	$(29)

Amounts in the tables above include FES' and FENOC's share of the net periodic pension and OPEB costs (credits) of $13 million and $(10) million, respectively, for the three months ended June 30, 2018, and $26 million and $(20) million, respectively, for the six months ended June 30, 2018. FES' and FENOC's share of the net periodic pension and OPEB costs (credits) were $15 million and $(8) million, respectively, for the three months ended June 30, 2017 and $31 million and $(16) million, respectively, for the six months ended June 30, 2017. Such amounts are a component of Discontinued Operations in FirstEnergy's Consolidated Statements of Income.
Following adoption of ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" in 2018, service costs, net of capitalization, continue to be reported within Other operating expenses on the FirstEnergy Consolidated Statements of Income. Non-service costs are reported within Miscellaneous income, net within Other income (expense). Prior period amounts have been reclassified to conform with current year presentation. See Note 1, "Organization and Basis of Presentation," for additional information.

In January 2018, FirstEnergy satisfied its minimum required funding obligations of $500 million and addressed funding obligations for future years to its qualified pension plan with additional contributions of $750 million.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, in the three and six months ended June 30, 2018 and 2017, for FirstEnergy are included in the following tables:

	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI balance as of April 1, 2018	$(15)	$—	$101	$86

Amounts reclassified from AOCI(1)	2	—	(19)	(17)
Other comprehensive income (loss)	2	—	(19)	(17)
Income taxes (benefits) on other comprehensive income (loss)	1	—	(5)	(4)
Other comprehensive income (loss), net of tax	1	—	(14)	(13)

AOCI Balance as of June 30, 2018	$(14)	$—	$87	$73

AOCI balance as of April 1, 2017	$(26)	$63	$138	$175

Other comprehensive income before reclassifications	—	4	—	4
Amounts reclassified from AOCI(1)	1	(6)	(18)	(23)
Other comprehensive income (loss)	1	(2)	(18)	(19)
Income taxes (benefits) on other comprehensive income (loss)	1	—	(8)	(7)
Other comprehensive loss, net of tax	—	(2)	(10)	(12)

AOCI Balance as of June 30, 2017	$(26)	$61	$128	$163

	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance as of January 1, 2018	$(22)	$67	$97	$142

Other comprehensive income before reclassifications	—	(97)	—	(97)
Amounts reclassified from AOCI(1)(3)	4	(1)	(37)	(34)
Deconsolidation of FES and FENOC	13	(8)	—	5
Other comprehensive income (loss)	17	(106)	(37)	(126)
Income taxes (benefits) on other comprehensive income (loss)	9	(39)	(27)	(57)
Other comprehensive income (loss), net of tax	8	(67)	(10)	(69)

AOCI Balance as of June 30, 2018	$(14)	$—	$87	$73

AOCI Balance as of January 1, 2017	$(28)	$52	$150	$174

Other comprehensive income before reclassifications	—	36	—	36
Amounts reclassified from AOCI(1)	4	(22)	(36)	(54)
Other comprehensive income (loss)	4	14	(36)	(18)
Income taxes (benefits) on other comprehensive income (loss)	2	5	(14)	(7)
Other comprehensive income (loss), net of tax	2	9	(22)	(11)

AOCI Balance as of June 30, 2017	$(26)	$61	$128	$163

(1) Amounts in parenthesis represent credits to the Consolidated Statements of Income from AOCI.
(2) Components are included in the computation of net periodic pension cost. See Note 5, "Pension and Other Postemployment Benefits," for additional details.
(3) Includes stranded tax amounts reclassified from AOCI in connection with the adoption of ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".

The following amounts were reclassified from AOCI for FirstEnergy in the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income
Reclassifications from AOCI(1)	2018	2017	2018 (3)	2017
	(In millions)
Gains & losses on cash flow hedges
Long-term debt	$2	$1	$4	$4	Interest expense
	—	(1)	(1)	(2)	Income taxes
	$2	$—	$3	$2	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$—	$(4)	$(1)	$(14)	Discontinued Operations

Defined benefit pension and OPEB plans
Prior-service costs	$(19)	$(18)	$(37)	$(36)	(2)
	4	8	9	14	Income taxes
	$(15)	$(10)	$(28)	$(22)	Net of tax

(1) Amounts in parenthesis represent credits to the Consolidated Statements of Income from AOCI.
(2) Components are included in the computation of net periodic pension cost. See Note 5, "Pension and Other Postemployment Benefits," for additional details.
(3) Includes stranded tax amounts reclassified from AOCI in connection with the adoption of ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".

7. INCOME TAXES

FirstEnergy’s interim effective tax rates reflect the estimated annual effective tax rates for 2018 and 2017. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.

FirstEnergy’s effective tax rate on continuing operations for the three months ended June 30, 2018 and 2017, was 30.1% and 37.6%, respectively. The decrease in effective tax rate is primarily due to the Tax Act that decreased the corporate federal income tax rate from 35% to 21%, which became effective January 1, 2018.

FirstEnergy's effective tax rate for the six months ended June 30, 2018 and 2017 was 45.3% and 37.4%, respectively. The increase in effective tax rate is primarily due to the legal and financial separation of FES and FENOC from FirstEnergy. This separation officially eroded the ties between FES, FENOC and other FirstEnergy subsidiaries doing business in West Virginia. As such, FES and FENOC were removed from the West Virginia unitary group when calculating West Virginia state income taxes, resulting in a $126 million charge to income tax expense in continuing operations associated with the re-measurement in state deferred taxes. This increase was partially offset by the Tax Act that decreased the corporate federal income tax rate from 35% to 21%, which became effective January 1, 2018.

At December 31, 2017, FirstEnergy recorded provisional income tax amounts in its accounting for certain effects of the provisions of the Tax Act as allowed under SAB 118. In addition, SAB 118 allowed for a measurement period for companies to finalize the provisional amounts recorded as of December 31, 2017, not to exceed one year. The measurement period adjustments recorded in the first six months of 2018 to the provisional amounts were immaterial. FirstEnergy expects to complete its assessment and record any final adjustments to the provisional amounts by the fourth quarter of 2018, which could result in a material impact to FirstEnergy’s income tax provision or financial position.

FirstEnergy's assessment of accounting for the Tax Act is based upon management's current understanding of the Tax Act. However, it is expected that further guidance will be issued during 2018, which may result in adjustments that could have a material impact to FirstEnergy's future results of operations, cash flows, or financial position.

On July 1, 2018, the Governor of New Jersey signed budget legislation that, among other things, enacted unitary combined reporting, imposed a temporary surtax on top of the 9% corporate tax rate, imposed a one-time surtax on certain dividends, requires market-based sourcing for sales of services, and selectively adopts certain aspects of the Tax Act. FirstEnergy is currently assessing the impact such legislation may have on its financial statements.

In March 2018, FirstEnergy recorded unrecognized tax benefits of $49 million, which relates primarily to the tax benefit recognized for the investment in FES and FENOC. The tax impact is reflected in discontinued operations.

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

As of June 30, 2018, it was reasonably possible that approximately $2 million of unrecognized tax benefits may be resolved within the next twelve months as a result of the statute of limitations expiring, none of which would affect FirstEnergy's effective tax rate.

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

Consolidated VIEs
VIEs in which FirstEnergy is the primary beneficiary consist of the following (included in FirstEnergy’s consolidated financial statements):

•
Ohio Securitization - In September 2012, the Ohio Companies created separate, wholly owned limited liability company SPEs which issued phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase-in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase-in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. In the aggregate, the Ohio Companies are entitled to annual servicing fees of $445 thousand that are recoverable through the usage-based charges. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of June 30, 2018 and December 31, 2017, $304 million and $315 million of the phase-in recovery bonds were outstanding, respectively.

•
JCP&L Securitization - In August 2006, JCP&L Transition Funding II sold transition bonds to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS. JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy’s and JCP&L’s Consolidated Balance Sheets. The transition bonds are the sole obligations of JCP&L Transition Funding II and are collateralized by its equity and assets, which consist primarily of bondable transition property. As of June 30, 2018 and December 31, 2017, $49 million and $56 million of the transition bonds were outstanding, respectively.

•
MP and PE Environmental Funding Companies - The entities issued bonds, the proceeds of which were used to construct environmental control facilities. The limited liability company SPEs own the irrevocable right to collect non-bypassable environmental control charges from all customers who receive electric delivery service in MP's and PE's West Virginia service territories. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of June 30, 2018 and December 31, 2017, $371 million and $383 million of the environmental control bonds were outstanding, respectively.

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
As discussed in Note 14, "Commitments, Guarantees and Contingencies," FE is the guarantor under Global Holding's $300 million term loan facility, which matures in March 2020 and has an outstanding principal balance of $235 million as of June 30, 2018. Failure by Global Holding to meet the terms and conditions under its term loan facility could require FE to be obligated under the provisions of its guarantee, resulting in consolidation of Global Holding by FE.

•
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of June 30, 2018, the carrying value of the equity method investment was $17 million.

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
Because FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power. FirstEnergy expects any above-market costs incurred at its Regulated Distribution segment to be recovered from customers. Purchased power costs related to the contract that may contain a variable interest during the three months ended June 30, 2018 and 2017, were $26 million and $25 million, respectively, and $58 million and $53 million during the six months ended June 30, 2018 and 2017, respectively.

•
FES and FENOC - As a result of the Chapter 11 bankruptcy filing discussed in Note 3, "Discontinued Operations," FE evaluated its investments in FES and FENOC and determined they are VIEs. FE is not the primary beneficiary because it lacks a controlling interest in FES and FENOC, which are subject to the jurisdiction of the Bankruptcy Court as of March 31, 2018. The carrying values of the equity investments in FES and FENOC were zero at June 30, 2018.

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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of June 30, 2018, from those used as of December 31, 2017. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

Transfers between levels are recognized at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2018. The following tables set forth FirstEnergy's recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$474	$—	$474	$—	$476	$—	$476
Derivative assets - FTRs	—	—	5	5	—	—	3	3
Equity securities(2)	298	—	—	298	297	—	—	297
Foreign government debt securities	—	16	—	16	—	23	—	23
U.S. government debt securities	—	19	—	19	—	21	—	21
U.S. state debt securities	—	248	—	248	—	247	—	247
Other(3)	256	33	—	289	588	38	—	626
Total assets	$554	$790	$5	$1,349	$885	$805	$3	$1,693

Liabilities
Derivative liabilities - commodity contracts	$—	$—	$—	$—	$—	$(4)	$—	$(4)
Derivative liabilities - FTRs	—	—	(5)	(5)	—	—	—	—
Derivative liabilities - NUG contracts(1)	—	—	(65)	(65)	—	—	(79)	(79)
Total liabilities	$—	$—	$(70)	$(70)	$—	$(4)	$(79)	$(83)

Net assets (liabilities)(4)	$554	$790	$(65)	$1,279	$885	$801	$(76)	$1,610

(1)	NUG contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

(2)	NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Low Volatility High Dividend Index, S&P 500 Index, MSCI World Index and MSCI AC World IMI Index.

(3)	Primarily consists of short-term cash investments.

(4)
Excludes $(12) million and $(11) million as of June 30, 2018 and December 31, 2017, respectively, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the periods ended June 30, 2018 and December 31, 2017:

	NUG Contracts(1)			FTRs
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2017 Balance	$1	$(108)	$(107)	$3	$(1)	$2
Unrealized gain (loss)	—	(10)	(10)	1	(1)	—
Purchases	—	—	—	3	—	3
Settlements	(1)	39	38	(4)	2	(2)
December 31, 2017 Balance	$—	$(79)	$(79)	$3	$—	$3
Unrealized gain (loss)	—	(2)	(2)	1	—	1
Purchases	—	—	—	5	(5)	—
Settlements	—	16	16	(4)	—	(4)
June 30, 2018 Balance	$—	$(65)	$(65)	$5	$(5)	$—

(1)NUG contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs and NUG contracts that are classified as Level 3 in the fair value hierarchy for the period ended June 30, 2018:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$—	Model	RTO auction clearing prices	$(1.70) to $5.40	$0.80	Dollars/MWH

NUG Contracts	$(65)	Model	Generation	400 to 1,660,000	338,000	MWH
			Regional electricity prices	$29.20 to $31.10	$30.20	Dollars/MWH

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

Nuclear Decommissioning and Nuclear Fuel Disposal Trusts

JCP&L, ME and PN hold debt and equity securities within their respective NDT and nuclear fuel disposal trusts. The debt securities are classified as AFS securities, recognized at fair market value.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in NDT and nuclear fuel disposal trusts as of June 30, 2018 and December 31, 2017:

	June 30, 2018(1)				December 31, 2017(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$783	$2	$(27)	$758	$774	$11	$(17)	$768
Equity securities	$265	$31	$(1)	$295	$254	$40	$—	$294

(1)	Excludes short-term cash investments of $5 million

(2)	Excludes short-term cash investments of $11 million

Proceeds from the sale of investments in equity and AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and six months ended June 30, 2018 and 2017, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Sale Proceeds	$175	$313	$366	$820
Realized Gains	9	29	28	50
Realized Losses	(11)	(29)	(27)	(44)
Interest and Dividend Income	10	10	20	19

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Other investments were $255 million as of June 30, 2018 and December 31, 2017, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of FirstEnergy's long-term debt, which excludes capital lease obligations and net unamortized debt issuance costs, premiums and discounts as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In millions)
Carrying Value	$17,650	$19,425
Fair Value	$18,876	$21,551

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of June 30, 2018 and December 31, 2017.
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

Cash Flow Hedges

FirstEnergy has used forward starting interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with anticipated issuances of fixed-rate, long-term debt securities of its subsidiaries. These derivatives were designated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. Total pre-tax unamortized losses included in AOCI associated with prior interest rate cash flow hedges totaled $18 million and $22 million as of June 30, 2018 and December 31, 2017, respectively. Based on current estimates, approximately $4 million of these unamortized losses are expected to be amortized to interest expense during the next twelve months.

Refer to Note 6, "Accumulated Other Comprehensive Income," for reclassifications from AOCI during the three and six months ended June 30, 2018 and 2017.

As of June 30, 2018 and December 31, 2017, no commodity or interest rate derivatives were designated as cash flow hedges.

Fair Value Hedges

FirstEnergy has used fixed-for-floating interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. As of June 30, 2018 and December 31, 2017, no fixed-for-floating interest rate swap agreements were outstanding.

Unamortized gains included in long-term debt associated with prior fixed-for-floating interest rate swap agreements totaled $2 million and $3 million as of June 30, 2018 and December 31, 2017, respectively.

NUGs

As of June 30, 2018 and December 31, 2017, FirstEnergy's net liability position under NUG contracts was $65 million and $79 million, respectively, representing contracts held at JCP&L and PN. NUG contracts are classified as an adverse power contract liability on the Consolidated Balance Sheets. During the three and six months ended June 30, 2018, there were settlements of $9 million and $16 million, respectively, and unrealized losses of $2 million for the six months ended June 30, 2018. Changes in the fair value of NUG contracts are subject to regulatory accounting treatment and do not impact earnings.

FTRs

As of June 30, 2018, and December 31, 2017, FirstEnergy's net asset position associated with FTRs was not material. FirstEnergy holds FTRs that generally represent an economic hedge of future congestion charges that will be incurred in connection with FirstEnergy’s load obligations. FirstEnergy acquires the majority of its FTRs in an annual auction through a self-scheduling process involving the use of ARRs allocated to members of PJM that have load serving obligations.
11. CAPITALIZATION

Stock Issuance

On January 22, 2018, FirstEnergy entered into agreements for the private placement of its equity securities representing an approximately $2.5 billion investment in FE. FE entered into a Preferred Stock Purchase Agreement (the Preferred SPA) for the private placement of 1,616,000 shares of mandatorily convertible preferred stock, designated as the Series A Convertible Preferred Stock, par value $100 per share, representing an investment of nearly $1.62 billion ($162 million of mandatorily convertible preferred stock and $1.46 billion of OPIC). FE also entered into a Common Stock Purchase Agreement for the private placement of

30,120,482 shares of FE’s common stock, par value $0.10 per share, representing an investment of $850 million ($3 million of Common Stock and $847 million of OPIC).

The Preferred Stock participates in dividends on the Common Stock on an as-converted basis based on the number of shares of Common Stock a holder of Preferred Stock would receive if its shares of Preferred Stock were converted on the dividend record date at the conversion price in effect at that time. Such dividends are paid at the same time that the dividends on Common Stock are paid.

Each share of Preferred Stock will be convertible into a number of shares of Common Stock equal to the $1,000 liquidation preference, divided by the Conversion Price then in effect. As of June 30, 2018, the Conversion Price in effect remained $27.42 per share. The Conversion Price is subject to anti-dilution adjustments and adjustments for subdivisions and combinations of the Common Stock, as well as dividends on the Common Stock paid in Common Stock and for certain equity issuances below the Conversion Price then in effect. The Preferred Stock is convertible at the option of holders beginning as of July 22, 2018. Furthermore, the Preferred Stock will automatically convert to Common Stock upon certain events of bankruptcy or liquidation of FE. FE may elect to convert the Preferred Stock if, at any time, fewer than 323,200 shares of Preferred Stock are outstanding. As of July 27, 2018, 224,714 preferred shares have been converted into 8,195,257 common shares at the option of the holders.

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

The aggregate ARO liabilities for FirstEnergy are approximately $589 million and $570 million as of June 30, 2018 and December 31, 2017, respectively.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. Based on an assessment of the finalized regulations, the future cost of compliance and expected timing had no significant impact on FirstEnergy's existing AROs associated with CCRs. Although not currently expected, changes in timing and closure plan requirements in the future could materially and adversely impact FirstEnergy's AROs.

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

On February 27, 2013, the MDPSC issued an order requiring the Maryland electric utilities to submit analyses relating to the costs and benefits of making further system and staffing enhancements in order to attempt to reduce storm outage durations. PE's responsive filings discussed the steps needed to harden the utility's system in order to attempt to achieve various levels of storm response speed described in the February 2013 Order, and projected that it would require approximately $2.7 billion in infrastructure investments over 15 years to attempt to achieve the quickest level of response for the largest storm projected in the February 2013 Order. On July 1, 2014, the Staff of the MDPSC issued a set of reports that recommended the imposition of extensive additional requirements in the areas of storm response, feeder performance, estimates of restoration times, and regulatory reporting, as well as the imposition of penalties, including customer rebates, for a utility's failure or inability to comply with the escalating standards of storm restoration speed proposed by the Staff of the MDPSC. In addition, the Staff of the MDPSC proposed that Maryland utilities be required to develop and implement system hardening plans, up to a rate impact cap on cost. The MDPSC conducted a hearing September 15-18, 2014, to consider certain of these matters, and has not issued a ruling on any of those matters.

On September 26, 2016, the MDPSC initiated a new proceeding to consider an array of issues relating to electric distribution system design, including matters relating to electric vehicles, distributed energy resources, advanced metering infrastructure, energy storage, system planning, rate design, and impacts on low-income customers. Comments were filed and a hearing was held in late 2016. On January 31, 2017, the MDPSC issued a notice establishing five working groups to address these issues over the following eighteen months, and also directed the retention of an outside consultant to prepare a report on costs and benefits of distributed solar generation in Maryland. On January 19, 2018, PE filed a joint petition, along with other utility companies, work group stakeholders, and the MDPSC electric vehicle work group leader, to implement a statewide electric vehicle portfolio. If approved, PE will launch an electric vehicle charging infrastructure program on January 1, 2019, offering up to 2,000 rebates for electric vehicle charging equipment to residential customers, and deploying up to 259 chargers at non-residential customer service locations at a projected total cost of $12 million. PE is proposing to recover program costs subject to a five-year amortization. On February 6, 2018, the MDPSC opened a new proceeding to consider the petition and numerous parties filed comments on the petition on March 27, 2018, and the MDPSC held a hearing on the petition in May 2018. In an order issued July 2, 2018, the MDPSC directed the parties to conduct more discovery on the matter, then file additional comments by August 30, 2018, after which a second hearing will be conducted in early September 2018.

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

Pursuant to the NJBPU's March 26, 2015, final order in JCP&L's 2012 rate case proceeding directing that certain studies be completed, on July 22, 2015, the NJBPU approved the NJBPU staff's recommendation to implement such studies, which included operational and financial components. The independent consultant conducting the review issued a final report on July 27, 2016, recognizing that JCP&L is meeting the NJBPU requirements and making various operational and financial recommendations. The NJBPU issued an Order on August 24, 2016, that accepted the independent consultant’s final report and directed JCP&L, the Division of Rate Counsel and other interested parties to address the recommendations.

In an Order issued October 22, 2014, in a generic proceeding to review its policies with respect to the use of a CTA in base rate cases, the NJBPU stated that it would continue to apply its current CTA policy in base rate cases, subject to incorporating the following modifications: (i) calculating savings using a five-year look back from the beginning of the test year; (ii) allocating savings with 75% retained by the company and 25% allocated to rate payers; and (iii) excluding transmission assets of electric distribution companies in the savings calculation. On November 5, 2014, the Division of Rate Counsel appealed the NJBPU Order regarding the generic CTA proceeding to the Superior Court of New Jersey Appellate Division and JCP&L filed to participate as a respondent in that proceeding supporting the order. On September 18, 2017, the Superior Court of New Jersey Appellate Division reversed the NJBPU's Order on the basis that the NJBPU's modification of its CTA methodology did not comply with the procedures of the NJAPA. JCP&L's existing rates are not expected to be impacted by this order. On December 19, 2017, the NJBPU approved the issuance of proposed rules to modify the CTA methodology consistent with its October 22, 2014, Generic Order, which were published in the NJ Register on January 16, 2018, and republished on February 6, 2018, to correct an error. JCP&L filed comments supporting the proposed rulemaking on April 6, 2018.

At the December 19, 2017, NJBPU public meeting, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On July 13, 2018, JCP&L filed an infrastructure plan, JCP&L Reliability Plus, which proposed to accelerate $386.8 million of electric distribution infrastructure investment over four years to enhance the reliability and resiliency of its distribution system and reduce the frequency and duration of power outages. JCP&L requested that the NJBPU issue a final order in December 2018.

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

ESP IV also continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $30 million per year from June 1, 2016 through May 31, 2019; $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. Other material terms of ESP IV include: (1) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (2) an agreement to file a Grid Modernization Business Plan for PUCO consideration and approval (which filing was made on February 29, 2016, and remains pending); (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Agency to ensure preservation and growth of the competitive market in Ohio; and (5) an agreement to file an application to transition to a straight fixed variable cost recovery mechanism for residential customers' base distribution rates, which filing was made on April 3, 2017, and which the PUCO denied on June 13, 2018.

Several parties, including the Ohio Companies, filed applications for rehearing regarding the Ohio Companies’ ESP IV with the PUCO. The Ohio Companies’ application for rehearing challenged, among other things, the PUCO’s failure to adopt the Ohio Companies’ suggested modifications to Rider DMR. The Ohio Companies had previously suggested that a properly designed Rider DMR would be valued at $558 million annually for eight years, and include an additional amount that recognizes the value of the economic impact of FirstEnergy maintaining its headquarters in Ohio. Other parties’ applications for rehearing argued, among other things, that the PUCO’s adoption of Rider DMR is not supported by law or sufficient evidence. On August 16, 2017, the PUCO denied all remaining intervenor applications for rehearing, denied the Ohio Companies’ challenges to the modifications to Rider DMR and added a third-party monitor to ensure that Rider DMR funds are spent appropriately. On September 15, 2017, the Ohio Companies filed an application for rehearing of the PUCO’s August 16, 2017 ruling on the issues of the third-party monitor and the ROE calculation for advanced metering infrastructure. On October 11, 2017, the PUCO denied the Ohio Companies' application for rehearing on both issues. On October 16, 2017, the Sierra Club and the OMAEG filed notices of appeal with the Supreme Court of Ohio appealing various PUCO entries on their applications for rehearing. On November 16, 2017, the Ohio Companies intervened in the appeal. Additional parties subsequently filed notices of appeal with the Supreme Court of Ohio challenging various PUCO entries on their applications for rehearing. On February 26, 2018, appellants filed their briefs. Briefs of the PUCO and the Ohio Companies were filed on May 29, 2018. On July 9, 2018, appellants filed their reply briefs. On July 30, 2018, OCC, the NOAC, and the OMAEG filed a joint motion with the Supreme Court of Ohio to stay the portions of the PUCO's orders and entries under appeal that authorized Rider DMR. The Ohio Companies responded on July 31, 2018.

Under ORC 4928.66, the Ohio Companies are required to implement energy efficiency programs that achieve certain annual energy savings and total peak demand reductions. Starting in 2017, ORC 4928.66 requires the energy savings benchmark to increase by 1% and the peak demand reduction benchmark to increase by 0.75% annually thereafter through 2020 and the energy savings benchmark to increase by 2% annually from 2021 through 2027, with a cumulative benchmark of 22.2% by 2027. On April 15, 2016, the Ohio Companies filed an application for approval of their three-year energy efficiency portfolio plans for the period from January 1, 2017 through December 31, 2019. The plans as proposed comply with benchmarks contemplated by ORC 4928.66 and provisions of the ESP IV, and include a portfolio of energy efficiency programs targeted to a variety of customer segments, including residential customers, low income customers, small commercial customers, large commercial and industrial customers and governmental entities. On December 9, 2016, the Ohio Companies filed a Stipulation and Recommendation with several parties that contained changes to the plan and a decrease in the plan costs. The Ohio Companies anticipate the cost of the plans will be approximately $268 million over the life of the portfolio plans and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms. On November 21, 2017, the PUCO issued an order that approved the filed Stipulation and Recommendation with several modifications, including a cap on the Ohio Companies’ collection of program costs and shared savings set at 4% of the Ohio Companies’ total sales to customers as reported on 2015 FERC Form 1. On December 21, 2017, the Ohio Companies filed an application for rehearing challenging the PUCO’s modification of the Stipulation and Recommendation to include the 4% cost cap, which was denied by the PUCO on January 10, 2018. On March 12, 2018, the Ohio Companies filed a Notice of Appeal with the Supreme Court of Ohio challenging the PUCO’s imposition of a 4% cost cap. Various other parties also filed Notices of Appeal challenging various PUCO entries on their applications for rehearing. The Ohio Companies filed their brief on May 21, 2018.

Ohio law requires electric utilities and electric service companies in Ohio to serve part of their load from renewable energy resources measured by an annually increasing percentage amount through 2026, except that in 2014 SB310 froze 2015 and 2016 requirements at the 2014 level (2.5%), pushing back scheduled increases, which resumed in 2017 (3.5%), and increases 1% each year through 2026 (to 12.5%) and shall remain at 12.5% in 2027 and each year thereafter. The Ohio Companies conducted RFPs in 2009, 2010 and 2011 to secure RECs to help meet these renewable energy requirements. In September 2011, the PUCO opened a docket to review the Ohio Companies' alternative energy recovery rider through which the Ohio Companies recover the costs of acquiring these RECs. The PUCO issued an Opinion and Order on August 7, 2013, approving the Ohio Companies' acquisition process and their purchases of RECs to meet statutory mandates in all instances except for certain purchases arising from one auction and directed the Ohio Companies to credit non-shopping customers in the amount of $43.4 million, plus interest, on the basis that the Ohio Companies did not prove such purchases were prudent. On December 24, 2013, following the denial of their application for rehearing, the Ohio Companies filed a notice of appeal and a motion for stay of the PUCO's order with the Supreme Court of Ohio, which was granted. The OCC and the ELPC also filed appeals of the PUCO's order. On January 24, 2018, the Supreme Court of

Ohio reversed the PUCO order finding that the order violated the rule against retroactive ratemaking. On February 5, 2018, the OCC and ELPC filed a motion for reconsideration, to which the Ohio Companies responded in opposition on February 15, 2018. On April 25, 2018, the Supreme Court of Ohio denied the motion for reconsideration. As a result, the Ohio Companies recognized a pre-tax benefit to earnings (within the Amortization (deferral) of regulatory assets, net line on the Consolidated Statement of Income) of approximately $72 million to reverse the liability associated with the PUCO opinion and order.

On December 1, 2017, the Ohio Companies filed an application with the PUCO for approval of a DPM Plan. The DPM Plan is a portfolio of approximately $450 million in distribution platform investment projects, which are designed to modernize the Ohio Companies’ distribution grid, prepare it for further grid modernization projects, and provide customers with immediate reliability benefits. The Ohio Companies have requested that the PUCO issue an order approving the DPM Plan and associated cost recovery so that the Ohio Companies can expeditiously commence the DPM Plan and customers can begin to realize the associated benefits.

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

On December 11, 2017, the Pennsylvania Companies filed DSPs for the June 1, 2019 through May 31, 2023 delivery period. Under the 2019-2023 DSPs, the supply is proposed to be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. The 2019-2023 DSPs as proposed also include modifications to the Pennsylvania Companies’ POR programs in order to continue their clawback pilot program as a long-term, permanent program. The 2019-2023 DSPs also introduce a retail market enhancement rate mechanism designed to stimulate residential customer shopping, and modifications to the Pennsylvania Companies’ customer class definitions to allow for the introduction of hourly priced default service to customers at or above 100kW. A hearing was held on April 10, 2018, and the ALJ issued a recommended decision dated May 31, 2018. The decision recommended approval of the Pennsylvania Companies' DSPs as originally proposed with two exceptions: it recommended rejecting the proposed retail market enhancement rate mechanism, and establishing limitations on customer assistance program customers' shopping. Exceptions were filed by two parties on June 28, 2018, to which the Pennsylvania Companies filed reply exceptions on July 9, 2018. The PPUC is expected to issue a final order on these DSPs by mid-September 2018.

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

Pursuant to Act 11 of 2012, Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. Pennsylvania EDCs must file LTIIPs outlining infrastructure improvement plans for PPUC review and approval prior to approval of a DSIC. On February 11, 2016, the PPUC approved LTIIPs for each of the Pennsylvania Companies. On June 14, 2017, the PPUC approved modified LTIIPs for ME, PN and Penn for the remaining years of 2017 through 2020 to provide additional support for reliability and infrastructure investments. The LTIIPs estimated costs for the remaining period of 2018 to 2020 are: WP $50.1 million; PN $44.8 million; Penn $33.2 million; and ME $51.3 million. On April 10, 2018, the PPUC notified each of the Pennsylvania Companies that the PPUC was initiating a review of the LTIIPs as required by regulation once every five years, and soliciting comments from interested parties. On May 10, 2018, the Pennsylvania Companies each filed comments explaining that their LTIIPs are effective and that changes to the respective LTIIPs are not necessary. No parties other than the Pennsylvania Companies filed comments.

On February 16, 2016, the Pennsylvania Companies filed riders for PPUC approval for quarterly cost recovery, which were approved by the PPUC on June 9, 2016, and went into effect July 1, 2016, subject to hearings and refund or reallocation among customer classes. On January 19, 2017, in the PPUC’s order approving the Pennsylvania Companies’ general rate cases, the PPUC added an additional issue to the DSIC proceeding to include whether ADIT should be included in DSIC calculations. On February 2, 2017, the parties to the DSIC proceeding submitted a Joint Settlement to the ALJ that resolved the issues that were pending from the order issued on June 9, 2016. On August 31, 2017, the ALJ issued a decision recommending that the complaint of the Pennsylvania OCA be granted by the PPUC such that the Pennsylvania Companies reflect all federal and state income tax deductions related to DSIC-eligible property in the currently effective DSIC rates. On April 19, 2018, the PPUC approved the Joint Settlement without modification and reversed the ALJ's decision that would have required the Pennsylvania Companies to reflect all federal and state income tax deductions related to DSIC-eligible property in currently effective DSIC rates. On May 21, 2018, the Pennsylvania OCA filed an appeal with the Pennsylvania Commonwealth Court of the PPUC's decision of April 19, 2018. On June 11, 2018, the Pennsylvania Companies filed a Notice of Intervention in the Pennsylvania OCA's appeal to Commonwealth Court.

On February 12, 2018, the PPUC initiated a proceeding to determine the effects of the Tax Act on the tax liability of utilities and the feasibility of reflecting such impacts in rates charged to customers. On March 9, 2018, the Pennsylvania Companies submitted their calculation of the net annual effect of the Tax Act on income tax expense and rate base to be $37 million for ME, $40 million for PN, $9 million for Penn, and $30 million for WP. The Pennsylvania Companies also filed comments proposing that rates be adjusted to reflect the tax rate changes prospectively from the date of a final PPUC order via a reconcilable rider, with the amount that would otherwise accrue between January 1, 2018 and the date of a final order being used to invest in the Pennsylvania Companies’ infrastructure. On March 15, 2018, the PPUC issued a Temporary Rates Order making the Pennsylvania Companies’ rates temporary and subject to refund for six months. On May 17, 2018, the PPUC issued orders directing that the Pennsylvania Companies implement a reconcilable negative surcharge mechanism in order to refund to customers the net effect of the Tax Act for the period July 1, 2018, through December 31, 2018, to be prospectively updated for new rates effective January 1, 2019. The Pennsylvania Companies were also directed to establish a regulatory liability for the net impact of the Tax Act for the period of January 1, 2018 through June 30, 2018. On June 14, 2018, the PPUC issued an order revising this directive such that the Pennsylvania Companies must instead establish accounts to track tax savings for the period January 1, 2018, through March 14, 2018, and record regulatory liabilities associated with tax savings for only the period March 15, 2018 through June 30, 2018. The cumulative value of the tracked amounts and the regulatory liability is expected to amount to $12 million for ME, $13 million for PN, $3 million for Penn, and $10 million for WP. These amounts are expected to be addressed in the Pennsylvania Companies' next available rate proceedings, or independent filings to be made within three years, whichever comes sooner. The Pennsylvania Companies filed voluntary surcharges on June1, 2018, to adjust rates for the reduced tax rate, which were effective for bills rendered starting July 1, 2018. For the first six-month period, the surcharge is expected to return to customers $19 million for ME, $20 million for PN, $5 million for Penn, and $15 million for WP.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP's and PE's ENEC rate is updated annually.

On September 23, 2016, the WVPSC approved the Phase II energy efficiency program for MP and PE as reflected in a unanimous settlement, which includes three energy efficiency programs to meet the Phase II requirement of energy efficiency reductions of 0.5% of 2013 distribution sales for the January 1, 2017 through May 31, 2018 period, which was approved by the WVPSC in the 2012 proceeding approving the transfer of ownership of Harrison Power Station to MP. The costs for the Phase II program are expected to be $10.4 million and are eligible for recovery through the existing energy efficiency rider which is reviewed in the fuel (ENEC) case each year. On December 15, 2017, the WVPSC approved MP's and PE's proposed annual decrease in their EE&C rates, effective January 1, 2018, which decrease is not material to FirstEnergy. This Phase II energy efficiency program ended May 31, 2018.

On December 9, 2016, the WVPSC approved the annual ENEC case for MP and PE as reflected in a unanimous settlement, resulting in an increase in the ENEC rate of $25 million annually beginning January 1, 2017. In addition, ENEC rates will be maintained at the same level for a two-year period. The next ENEC filing is expected to be made by September 1, 2018.

On January 3, 2018, the WVPSC initiated a proceeding to investigate the effects of the Tax Act on the revenue requirements of utilities. MP and PE must track the tax savings resulting from the Tax Act on a monthly basis, effective January 1, 2018. On January 26, 2018, the WVPSC issued an order clarifying that regulatory accounting should be implemented as of January 1, 2018, including the recording of any regulatory liabilities resulting from the Tax Act. MP and PE filed written testimony on May 30, 2018, explaining the impact of the Tax Act on federal income tax and revenue requirements and showing an annual rate impact of $26.2 million. Other parties' testimony was filed on July 2, 2018 and MP and PE filed their rebuttal testimony on July 13, 2018. The WVPSC held evidentiary hearings on July 24-25, 2018.

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

PJM Transmission Rates

PJM and its stakeholders have been debating the proper method to allocate costs for a certain class of new transmission facilities since 2005. While FirstEnergy and other parties advocate for a traditional "beneficiary pays" (or usage based) approach, others advocate for “socializing” the costs on a load-ratio share basis, where each customer in the zone would pay based on its total usage of energy within PJM. This question has been the subject of extensive litigation before FERC and the appellate courts, including before the Seventh Circuit. On June 25, 2014, a divided three-judge panel of the Seventh Circuit ruled that FERC had not quantified the benefits that western PJM utilities would derive from certain new 500 kV or higher lines and thus had not adequately supported its decision to socialize the costs of these lines. The majority found that eastern PJM utilities are the primary beneficiaries of the lines, while western PJM utilities are only incidental beneficiaries, and that, while incidental beneficiaries should pay some share of the costs of the lines, that share should be proportionate to the benefit they derive from the lines, and not on load-ratio share in PJM as a whole. The court remanded the case to FERC, which issued an order setting the issue of cost allocation for hearing and settlement proceedings. On June 15, 2016, various parties, including ATSI and the Utilities, filed a settlement agreement at FERC agreeing to apply a combined usage based/socialization approach to cost allocation for charges to transmission customers in the PJM Region for transmission projects operating at or above 500 kV. For historical transmission costs prior to January 1, 2016, the settlement agreement provides a “black-box” schedule of credits to and payments from customers across PJM’s transmission zones. From January 1, 2016 forward, PJM will collect a charge for the revenue requirement associated with each transmission enhancement through a “50/50” calculation, with 50% based on a load-ratio share and the other 50% solution-based distribution factor (DFAX) hybrid method. On May 31, 2018, FERC approved the settlement agreement as filed, without conditions. As a result of the settlement, FirstEnergy recorded a pre-tax benefit of approximately $77 million (within the Other operating expenses line on the Consolidated Statement of Income) relating to the amount of refund the Ohio Companies will receive and retain from PJM for the period prior to January 1, 2016. For the period after January 1, 2016, FirstEnergy is currently unable to reasonably estimate the impact until PJM releases the “50/50” allocation factors and FirstEnergy calculates the respective charges and credits. PJM is expected to implement the settlement for transmission service purchased in July 2018 in customer bills beginning in August 2018. Requests for rehearing or clarification of FERC's May 31, 2018, orders and related responses remain pending before FERC.

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

Separately, FirstEnergy joined certain other PJM TOs in a protest of MISO's proposal to allocate MVP costs to energy transactions that cross MISO's borders into the PJM Region. On July 13, 2016, FERC issued its order finding it appropriate for MISO to assess an MVP usage charge for transmission exports from MISO to PJM. Various parties, including FirstEnergy and the PJM TOs, requested rehearing or clarification of FERC’s order. The requests for rehearing remain pending before FERC.

In addition, in a May 31, 2011 order, FERC ruled that the costs for certain "legacy RTEP" transmission projects in PJM approved before ATSI joined PJM could be charged to transmission customers in the ATSI zone. The amount to be paid, and the question of derived benefits, will be determined pursuant to the settlement agreement described above under "PJM Transmission Rates."

The outcome of the proceedings that address the remaining open issues related to MVP costs cannot be predicted at this time.

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

On May 21, 2018, FERC issued an order accepting the settlement agreement as filed, without conditions. Refunds for the difference between the filed rate and the settlement rate will be handled through MAIT's true-up process. In compliance with the settlement agreement, on June 15, 2018, MAIT withdrew its April 2017 request for rehearing of FERC’s March 10, 2017 order.

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

FERC Actions on Tax Act

On March 15, 2018, FERC took action to address the impact of the Tax Act on FERC-jurisdictional rates, including transmission and electric wholesale rates. FERC directed MP, PE and WP to either submit a joint filing to adjust the transmission rate for the Allegheny transmission zone in the PJM Region to address the impact of the Tax Act changes, or to “show cause” as to why such action is not required. FERC established a refund effective date of March 21, 2018 for any refunds as a result of the change in tax rate. On May 14, 2018, MP, PE and WP submitted revisions to their stated transmission rate to reflect the reduction in the federal corporate income tax rate. The revisions reduce the rate by 6.70%. There were no comments submitted in response to the proposed revisions, and the matter is now before FERC for further action. FERC is not at this time requiring other FirstEnergy FERC-jurisdictional companies to make changes to their transmission or wholesale rates. However, these rates may be affected by a related FERC "Notice of Inquiry" assessing the impact of the Tax Act on certain rate components.

Also, on March 15, 2018, FERC issued a Notice of Inquiry seeking information regarding whether and how FERC should address possible changes to accumulated deferred income taxes and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including wholesale rates. Various entities submitted responses to the Notice of Inquiry on May 21, 2018. FESC, on behalf of its transmission owning affiliates, participated in the development of separate comments submitted by Edison Electric Institute and certain PJM TOs. The matter is now before FERC for further action.

PJM Markets: Grid Reliability and Resiliency

On September 28, 2017, the Secretary of Energy released a NOPR requesting FERC to issue rules directing RTOs, including PJM, to incorporate pricing for defined “eligible grid reliability and resiliency resources” into wholesale energy markets. FERC established a docket requesting comments, and issued an order on January 8, 2018 terminating the NOPR proceeding, finding that the NOPR did not satisfy the statutory threshold requirements under the FPA for requiring changes to RTO/ISO tariffs to address resilience concerns. FERC in its order instituted a new administrative proceeding to gather additional information regarding resilience issues. Each RTO/ISO responded to a provided list of questions and various entities submitted comments. The matter is now before FERC for further action. In the event FERC orders resiliency payments in wholesale energy markets, such charges may be levied against LSEs in the PJM Region, including the Utilities. There is no deadline or requirement for FERC to act in this new proceeding and as such the outcome of the proceeding and its impact on the Utilities, if any, cannot be predicted at this time.

PJM Markets: Capacity Pricing Reform

In March 2016, a number of generation owners filed with FERC a complaint against PJM requesting that FERC expand the MOPR in the PJM Tariff to prevent the alleged artificial suppression of prices in PJM capacity markets by state-subsidized generation. However, FERC took no action at that time.

In April 2018, PJM filed with FERC two alternative proposals to modify the PJM Tariff to address concerns that state-authorized subsidies to certain generators within PJM may affect market prices. Under one approach, PJM would establish a two-stage capacity auction to enable subsidized generators to participate in the auction, but to prevent the subsidies from affecting the market clearing price. Under the alternative approach, the MOPR would be expanded to cover all generators in PJM, including vertically-integrated utility generation owners such as MP and JCP&L. PJM requested FERC action on the filing by June 29, 2018, and to make the proposed tariff revisions effective as of January 4, 2019. FESC, on behalf of its affiliates and jointly with EKPC, submitted a protest of PJM's proposals. FESC and EKPC requested FERC reject PJM's proposals, maintain the existing PJM market rules, and direct PJM to develop a holistic solution to the fundamental issues facing its markets. FESC and EKPC submitted that should FERC opt to change PJM's existing MOPR rules, FERC should accept PJM's capacity repricing option subject to additional development pursuant to PJM's stakeholder process. Various other entities also submitted protests and comments.

On June 29, 2018, FERC issued an order rejecting the March 2016 complaint and both of PJM's April 2018 proposals, finding that none of the proposed solutions to MOPR reform were just and reasonable and not unduly discriminatory. FERC established a new FPA Section 206 proceeding to develop a solution to the MOPR construct. FERC's directives in the new proceeding are to revise the MOPR so that it (i) applies to both existing and new resources that receive out-of-market subsidies with very limited exemptions; and (ii) accommodates state policies by allowing a new FRR-like alternative that would remove resources that receive out-of-market subsidies from the capacity market if the unit could be paired with a commensurate amount of load. Resources receiving out-of-market revenues could opt to stay in the capacity market but would be subject to the revised MOPR, or under the FRR-like alternative they could exit the market. FERC established a timeline for comments and expects to issue an order by January 4, 2019, so that the reformed MOPR can be implemented for the 2019 BRA. FERC instituted a refund effective date of July 11, 2018, for the new Section 206 proceeding. On July 30, 2018 FESC, on behalf of the Utilities, submitted a request for clarification or, in the alternative, rehearing of FERC's June 29, 2018 order. Specifically, FESC requested clarification regarding the applicability of FERC's directed MOPR reform to vertically-integrated resources.

On May 31, 2018, certain merchant generators filed a complaint with FERC against PJM seeking an order finding that PJM's existing MOPR mechanism is unjust and unreasonable, and implementing instead a so-called "Clean" MOPR that would apply to existing and new generation resources of all fuel types and all ownership arrangements, including regulated generation resources such as MP's and JCP&L's existing generation, that receive or have any form of "out-of-market" support, including recovery of generation costs in retail rates. The complainants request a FERC order by May 2019, so that the proposed "Clean" MOPR could be implemented in PJM's 2019 BRA. PJM answered the complaint on June 19, 2018, requesting that FERC accept one of PJM's two proposed alternatives (discussed above) instead. FESC, on behalf of its affiliates and jointly with EKPC, submitted a protest of the complaint. FESC and EKPC requested FER reject PJM's proposals, maintain the existing PJM market rules, and direct PJM to develop a holistic solution to the fundamental issues facing its market. FESC and EKPC submitted that should FERC opt to change PJM's existing MOPR rules, FERC should accept PJM's capacity repricing option subject to additional development pursuant to PJM's stakeholder process. Various other entities also submitted protests and comments. FERC did not address the Clean MOPR Complaint in its June 29, 2018 order and, in consequence, the Clean MOPR Complaint remains pending before FERC. The outcome of FERC's Section 206 proceeding and the Clean MOPR Complaint, and their impact on FirstEnergy's regulated generation sources, if any, cannot be predicted at this time.
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

As of June 30, 2018, FirstEnergy's outstanding guarantees and other assurances aggregated approximately $1.7 billion, consisting of guarantees and assurances on behalf of FES and FENOC ($354 million), parental guarantees on behalf of its consolidated subsidiaries ($1 billion), other guarantees ($235 million) and other assurances ($128 million).

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on AE Supply's power portfolio exposure as of June 30, 2018, AE Supply has posted collateral of $2 million. The Utilities and FET have posted collateral of $10 million.

These credit-risk-related contingent features, or the margining provisions within bilateral agreements, stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining, which is the ability to secure additional collateral when needed, could be required. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2018.

Potential Collateral Obligations	AE Supply	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
At Current Credit Rating	$1	$—	$—	$1
Upon Further Downgrade	—	56	—	56
Surety Bonds (Collateralized Amount)	1	59	235	295
Total Exposure from Contractual Obligations	$2	$115	$235	$352

Surety Bonds are not tied to a credit rating. Surety Bonds' impact assumes maximum contractual obligations (typical obligations require 30 days to cure). FE provides credit support for FG surety bonds of $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield's Ferry CCR disposal site, respectively.

OTHER COMMITMENTS AND CONTINGENCIES

FE is a guarantor under a $300 million syndicated senior secured term loan facility due March 3, 2020, under which Global Holding's outstanding balance is $235 million as of June 30, 2018. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guarantees of the obligations of Global Holding under the facility.

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

The EPA tightened the primary and secondary NAAQS for ozone from the 2008 standard levels of 75 PPB to 70 PPB on October 1, 2015. The EPA stated the vast majority of U.S. counties will meet the new 70 PPB standard by 2025 due to other federal and state rules and programs but on April 30, 2018, the EPA designated fifty-one areas in twenty-two states as non-attainment; however, FirstEnergy has no power plants operating in those areas. States have roughly three years to develop implementation plans to attain the new 2015 ozone NAAQS. Depending on how the EPA and the states implement the new 2015 ozone NAAQS, the future cost of compliance may be material and changes to FirstEnergy’s operations may result. In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility's NOx emissions significantly contribute to Delaware's inability to attain the ozone NAAQS. The petition seeks a short-term NOx emission rate limit of 0.125 lb/mmBTU over an averaging period of no more than 24 hours. On September 27, 2016, the EPA extended the time frame for acting on the State of Delaware's CAA Section 126 petition by six months to April 7, 2017, but has not taken any further action. On January 2, 2018, the State of Delaware provided the EPA a notice required at least 60 days prior to filing a suit seeking to compel the EPA to either approve or deny the August 2016 CAA Section 126 petition. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3 and Pleasants Units 1 and 2, significantly contribute to Maryland's inability to attain the ozone NAAQS. The petition seeks NOx emission rate limits for the 36 EGUs by May 1, 2017. On January 3, 2017, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to July 15, 2017, but has not taken any further action. On September 27, 2017, and October 4, 2017, the State of Maryland and various environmental organizations filed complaints in the U.S. District Court for the District of Maryland seeking an order that the EPA either approve or deny the CAA Section 126 petition of November 16, 2016. On May 31, 2018, the EPA proposed to deny both the States of Delaware and Maryland petitions under CAA Section 126. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including Ohio, Pennsylvania and West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126. On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

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

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal CWA and its amendments, apply to FirstEnergy's facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy's operations.

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

In October 2009, the WVDEP issued an NPDES water discharge permit for the Fort Martin plant, which imposes TDS, sulfate concentrations and other effluent limitations for heavy metals, as well as temperature limitations. Concurrent with the issuance of the Fort Martin NPDES permit, WVDEP also issued an administrative order setting deadlines for MP to meet certain of the effluent limits that were effective immediately under the terms of the NPDES permit. MP appealed, and a stay of certain conditions of the NPDES permit and order have been granted pending a final decision on the appeal and subject to WVDEP moving to dissolve the stay. The Fort Martin NPDES permit could require an initial capital investment ranging from $150 million to $300 million in order to install technology to meet the TDS and sulfate limits, which technology may also meet certain of the other effluent limits. In March 2018, the WVDEP issued a draft NPDES Permit Renewal that, if finalized as proposed, would moot the appeal and reduce the estimated capital investment requirements. MP intends to vigorously pursue these issues but cannot predict the outcome of the appeal or estimate the possible loss or range of loss.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. Based on an assessment of the finalized regulations, the future cost of compliance and expected timing had no significant impact on FirstEnergy's existing AROs associated with CCRs. Although not currently expected, changes in timing and closure plan requirements in the future could materially and adversely impact FirstEnergy's AROs.

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of June 30, 2018, based on estimates of the total costs of cleanup, FirstEnergy's proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $116 million have been accrued through June 30, 2018. Included in the total are accrued liabilities of approximately $78 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of June 30, 2018, JCP&L, ME and PN had approximately $0.8 billion invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation of JCP&L, ME, and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

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

On March 31, 2018, as discussed in Note 3, “Discontinued Operations,” FirstEnergy deconsolidated FES and FENOC and presented FES, FENOC, BSPC and a portion of AE Supply, representing substantially all of FirstEnergy’s operations that previously comprised the CES reportable operating segment, as discontinued operations in FirstEnergy’s consolidated financial statements resulting from actions taken as part of the strategic review to exit commodity-exposed generation. The financial information for all periods has been revised to present the discontinued operations within Reconciling Adjustments. The remaining business activities that previously comprised the CES reportable operating segment were not material and, as such, have been combined into Corporate/Other for reporting purposes.

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
The Regulated Transmission segment provides transmission infrastructure owned and operated by ATSI, TrAIL, MAIT and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at ATSI, TrAIL, and MAIT as well as stated transmission rates at JCP&L, MP, PE and WP. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.
Corporate support not charged to FE's subsidiaries, interest expense on stand-alone holding company debt, corporate income taxes and other businesses that do not constitute an operating segment are categorized as Corporate/Other for reportable business segment purposes. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of June 30, 2018, 1,367 MWs of electric generating capacity, representing the Pleasants Plant and AE Supply's OVEC capacity entitlement, was included in Corporate/Other. As of June 30, 2018, Corporate/Other had $5.35 billion of FE holding company long-term debt and $1.6 billion in borrowings under its revolving credit facility.
Financial information for each of FirstEnergy's reportable segments is presented in the tables below.

Segment Financial Information

For the Three Months Ended	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	Consolidated
	(In millions)

June 30, 2018
Revenues	$2,352	$341	$86	$(75)	$2,704
Depreciation	200	62	19	18	299
Deferral of regulatory assets, net	(107)	—	—	—	(107)
Miscellaneous income (expense), net	56	3	(1)	(10)	48
Interest expense	129	42	208	(10)	369
Income taxes	138	38	(61)	—	115
Income (loss) from continuing operations	377	104	(214)	—	267
Total assets	28,088	9,833	1,050	—	38,971
Total goodwill	5,004	614	—	—	5,618
Property additions	391	282	51	—	724

June 30, 2017
Revenues	$2,271	$327	$77	$(51)	$2,624
Depreciation	179	54	3	18	254
Amortization of regulatory assets, net	75	3	—	—	78
Miscellaneous income (expense), net	14	—	10	(13)	11
Interest expense	134	39	88	(13)	248
Income taxes (benefits)	121	53	(42)	—	132
Income (loss) from continuing operations	205	92	(78)	—	219
Total assets	27,660	9,142	1,190	5,335	43,327
Total goodwill	5,004	614	—	—	5,618
Property additions	304	245	29	88	666

For the Six Months Ended

June 30, 2018
Revenues	$4,928	$664	$211	$(123)	$5,680
Depreciation	396	123	38	36	593
Amortization (deferral) of regulatory assets, net	(259)	4	—	—	(255)
Miscellaneous income (expense), net	112	7	15	(19)	115
Interest expense	257	81	300	(19)	619
Income taxes	231	70	66	—	367
Income (loss) from continuing operations	699	203	(458)	—	444
Property additions	655	574	63	15	1,307

June 30, 2017
Revenues	$4,771	$640	$169	$(101)	$5,479
Depreciation	357	105	7	35	504
Amortization of regulatory assets, net	156	5	—	—	161
Miscellaneous income (expense), net	29	—	16	(20)	25
Interest expense	272	78	163	(20)	493
Income taxes (benefits)	259	105	(80)	—	284
Income (loss) from continuing operations	442	180	(146)	—	476
Property additions	568	469	39	178	1,254

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

On March 31, 2018, as discussed below, FirstEnergy deconsolidated FES and FENOC and presented FES, FENOC, BSPC and a portion of AE Supply, representing substantially all of FirstEnergy’s operations that previously comprised the CES reportable operating segment, as discontinued operations in FirstEnergy’s consolidated financial statements resulting from actions taken as part of the strategic review to exit commodity-exposed generation. The financial information for all periods has been revised to present the discontinued operations within Reconciling Adjustments. The remaining business activities that previously comprised the CES reportable operating segment were not material and, as such, have been combined into Corporate/Other for reporting purposes.

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

The Regulated Transmission segment provides transmission infrastructure owned and operated by ATSI, TrAIL, MAIT and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at ATSI, TrAIL, and MAIT as well as stated transmission rates at certain of JCP&L, MP, PE and WP. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.

Corporate support not charged to FE's subsidiaries, interest expense on stand-alone holding company debt, corporate income taxes and other businesses that do not constitute an operating segment are categorized as Corporate/Other for reportable business segment purposes. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of June 30, 2018, 1,367 MWs of electric generating capacity, representing the Pleasants Plant and AE Supply's OVEC capacity entitlement, was included in Corporate/Other. As of June 30, 2018, Corporate/Other had $5.35 billion of FE holding company long-term debt and $1.6 billion in borrowings under its revolving credit facility.

EXECUTIVE SUMMARY

FirstEnergy’s strategy is to be a fully regulated utility company, focusing on stable and predictable earnings and cash flow from its regulated business units - Regulated Distribution and Regulated Transmission - which focus on delivering enhanced customer service and reliability. Together, the Regulated Distribution and Regulated Transmission businesses are expected to provide stable, predictable earnings and cash flows that support FE’s dividend.

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

With approximately 24,500 miles in operations, the Regulated Transmission business is the centerpiece of FirstEnergy’s regulated investment strategy with approximately 80% of its capital investments recovered under forward-looking formula rates, including ATSI, TrAIL, and MAIT. Regulated Transmission has also experienced significant growth as part of its Energizing the Future transmission plan with plans to invest $4.0 to $4.8 billion in capital from 2018 to 2021, which is expected to result in Regulated Transmission rate base growth of approximately 11% through 2021.

FirstEnergy believes there are incremental investment opportunities for its existing transmission infrastructure of approximately $20 billion beyond those identified through 2021, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

On December 22, 2017, the President signed the Tax Act into law. Substantially all of the provisions of the Tax Act are effective for taxable years beginning after December 31, 2017. As discussed below, various state regulatory proceedings have been initiated to investigate the impact of the Tax Act on the Utilities’ rates and charges, and FERC recently took action to address the impact of the Tax Act on FERC-jurisdictional rates, including transmission and electric wholesale rates. FirstEnergy continues to work with various state regulatory commissions to determine appropriate changes to customer rates resulting from the Tax Act. Several states have since implemented rate reductions to reflect the impact of the Tax Act, while in the remaining states, FirstEnergy continues to track and apply regulatory accounting treatment for the expected rate impact of changes resulting from the Tax Act. FirstEnergy has also reflected the impact of changes to current taxes in its normal update to FERC-jurisdictional transmission rates and will continue to work with FERC regarding whether and how it should address possible changes to transmission and wholesale rates resulting from the Tax Act.

As previously disclosed, on January 22, 2018, FirstEnergy announced a $2.5 billion equity issuance, which included $1.62 billion in mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The preferred shares participate in the dividend paid on common stock on an as-converted basis and are non-voting except in certain limited circumstances. The preferred shares contain an optional conversion right for holders as of July 22, 2018, and will mandatorily convert in July 2019, subject to limited exceptions. Proceeds from the investment were used to reduce holding company debt by $1.45 billion and fund the company’s pension plan by $750 million, with the remainder used for general corporate purposes. Because of this investment, FirstEnergy does not currently anticipate the need to issue additional equity through at least 2021 outside of its regular stock investment and employee benefit plans. As of July 27, 2018, 224,714 shares of preferred stock have been converted to 8,195,257 shares of common stock at the option of the holders.

The equity investment strengthened the Company’s balance sheet and positions FirstEnergy for sustained investment-grade credit metrics. In connection with the equity investment, FirstEnergy formed a RWG composed of three employees of FirstEnergy and two outside members to advise FirstEnergy management regarding the FES Bankruptcy. The RWG has been engaged in substantive negotiations with a steering committee of FES noteholders further discussed below.

On March 31, 2018, FirstEnergy’s competitive subsidiary FES and FENOC voluntarily filed petitions under Chapter 11 of the Federal Bankruptcy Code with the U.S. Bankruptcy Court. FirstEnergy and its other subsidiaries - including its Utilities and AE Supply - are not part of the filing and will not be subject to the Chapter 11 process. The voluntary bankruptcy filings by FES and FENOC represent a significant event in FirstEnergy’s previously announced strategy to exit the competitive generation business and become a fully regulated utility company with a stronger balance sheet, solid cash flows and more predictable earnings. As a result of the bankruptcy filings, as of March 31, 2018, FES and FENOC were deconsolidated from FirstEnergy’s financial statements. Additionally, the operating results of FES and FENOC, as well as BSPC and a portion of AE Supply that were subject to completed or pending asset sales, collectively representing substantially all of FirstEnergy’s operations that comprised the CES reportable segment, are presented as discontinued operations. Prior periods have been reclassified to conform with such presentation as discontinued operations.

On April 20, 2018, FirstEnergy reached an agreement in principle with two groups of key FES creditors in the FES Bankruptcy. The first is an ad hoc group, which includes a majority of the pollution control revenue bonds supported by notes issued by FG and NG and the holders of senior notes issued by FES, while the second group includes the majority of Bruce Mansfield Unit 1 sale and leaseback transaction certificate holders. On May 7, 2018, FE, FES, the FES ad hoc creditor groups and the UCC entered into a Standstill Agreement, which was previously approved by the Bankruptcy Court, agreeing to keep the terms of the settlement open through August 1, 2018, and to other matters to enable an efficient settlement process, including expedited discovery protocols and transfer restrictions on the FES creditor groups. On July 31, 2018, FirstEnergy reached an updated agreement in principle with the same two groups of key FES creditors in the FES Bankruptcy and added FES, FENOC, and the UCC to such agreement in principle. In connection with the agreement in principle, the parties also extended the Standstill Agreement until the earlier of the effective date of a plan of reorganization for FES and FENOC or termination of the definitive settlement agreement. The updated agreement in principle includes the following terms, among others:

•
FE will pay certain pre-petition FES and FENOC employee-related obligations, which include unfunded pension obligations and other employee benefits, and provides for the waiver of all pre-petition claims against FES and FENOC, including the full borrowings by FES under the $500 million secured credit facility, the $200 million credit agreement being used to support surety bonds, the BNSF/CSX rail settlement guarantee, and FES’ and FENOC’s unfunded pension obligations.

•	The full release of all claims against FirstEnergy by FES, FENOC and their creditors.

•	A $225 million cash payment from FirstEnergy.

•
Up to a $628 million note from FirstEnergy, which is intended to represent the initial estimated value of the worthless stock deduction associated with the FES Bankruptcy and was designed to trade at par value when issued.

•
Transfer of the Pleasants Power Station to FES for the benefit of FES’ creditors. Prior to transfer and beginning no later than January 1, 2019, FES to have an economic lease in Pleasants; AE Supply will operate Pleasants until transfer.

•
FirstEnergy agrees to credit nine-months of FES’ and FENOC’s shared service costs beginning as of April 1, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.

•
FirstEnergy agrees to fund through its pension plan a pension enhancement should FES offer a voluntary enhanced retirement package in 2019, which is estimated to cost $15 million, and approximately $3 million for other employee benefits.

The timing of and the conditions to FirstEnergy's performance of the terms above are set forth in the agreement in principle. This agreement will be subject to approval by the FE, FES, FENOC and AE Supply Boards of Directors, the execution of definitive agreements and the approval of the Bankruptcy Court. Additionally, the Bruce Mansfield certificate holders’ support for the agreement is subject to and conditioned upon the ultimate implementation of the agreed upon treatment of certain claims of the Bruce Mansfield certificate holders. There can be no assurance that a definitive settlement agreement will be finalized and approved and, even if approved, whether the conditions to such settlement will be satisfied, and the actual outcome of this matter may differ materially from the terms of the agreement in principle described herein.
With the bankruptcy filings of FES and FENOC, and the completed sale of the previously announced competitive Bath hydroelectric station, FirstEnergy’s electric generation fleet is now made up of 3,790 MW of regulated generation, including four plants in West Virginia, Virginia and New Jersey. This excludes AE Supply’s remaining competitive generation assets - the 1,300 MW Pleasants Power Station, which FirstEnergy has announced plans to sell or deactivate by the end of 2018, if not otherwise transferred to FES' creditors, and its 67 MW OVEC capacity entitlement.

In support of the strategic review to exit competitive generation, management launched the FE Tomorrow initiative to define FirstEnergy's future organization to support its regulated business. FE Tomorrow is intended to align corporate services to efficiently support the regulated operations by ensuring that FirstEnergy has the right talent, organizational and cost structure to achieve our earnings growth targets. In support of the FE Tomorrow initiative, in June and early July 2018, nearly 500 employees in the shared services and utility services and sustainability organizations, which was more than 80% of eligible employees, accepted a voluntary enhanced retirement package, which included severance compensation and a temporary pension enhancement, with most employees departing by December 31, 2018. FirstEnergy expects further talent, organizational and cost structure adjustments in order to accomplish the FE Tomorrow goals. Management expects the cost savings resulting from the FE Tomorrow initiative to support the company's growth targets.

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions, except per share amounts)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change

Revenues	$2,704	$2,624	$80	3%	$5,680	$5,479	$201	4%

Operating expenses	2,017	2,050	(33)	(2)%	4,396	4,277	119	3%

Operating income	687	574	113	20%	1,284	1,202	82	7%

Other expenses, net	(305)	(223)	(82)	37%	(473)	(442)	(31)	7%

Income before income taxes	382	351	31	9%	811	760	51	7%

Income taxes	115	132	(17)	(13)%	367	284	83	29%

Income from continuing operations	267	219	48	22%	444	476	(32)	(7)%

Discontinued operations	32	(45)	77	NM	1,224	(97)	1,321	NM

Net income	$299	$174	$125	72%	$1,668	$379	$1,289	340%

* NM = not meaningful

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 15, "Segment Information," of the Notes to Consolidated Financial Statements.

On March 31, 2018, as discussed above, FirstEnergy deconsolidated FES and FENOC and presented FES, FENOC, BSPC and a portion of AE Supply, representing substantially all of FirstEnergy’s operations that previously comprised the CES reportable operating segment, as discontinued operations in FirstEnergy’s consolidated financial statements resulting from the FES Bankruptcy and actions taken as part of the strategic review to exit commodity-exposed generation. The financial information for all periods has been revised to present the discontinued operations. The remaining business activities that previously comprised the CES reportable operating segment were not material and, as such, have been combined into Corporate/Other for reporting purposes.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Summary of Results of Operations — Second Quarter 2018 Compared with Second Quarter 2017

Financial results for FirstEnergy’s business segments in the second quarter of 2018 and 2017 were as follows:

Second Quarter 2018 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$2,291	$336	$31	$2,658
Other	61	5	(20)	46
Total Revenues	2,352	341	11	2,704

Operating Expenses:
Fuel	128	—	49	177
Purchased power	699	—	(1)	698
Other operating expenses	666	60	(21)	705
Provision for depreciation	200	62	37	299
Deferral of regulatory assets, net	(107)	—	—	(107)
General taxes	184	48	13	245
Total Operating Expenses	1,770	170	77	2,017

Operating Income (Loss)	582	171	(66)	687

Other Income (Expense):
Miscellaneous income (expense), net	56	3	(11)	48
Interest expense	(129)	(42)	(198)	(369)
Capitalized financing costs	6	10	—	16
Total Other Expense	(67)	(29)	(209)	(305)

Income (Loss) Before Income Taxes (Benefits)	515	142	(275)	382
Income taxes (benefits)	138	38	(61)	115
Income (Loss) From Continuing Operations	377	104	(214)	267
Discontinued Operations, net of tax	—	—	32	32
Net Income (Loss)	$377	$104	$(182)	$299

Second Quarter 2017 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$2,206	$323	$32	$2,561
Other	65	4	(6)	63
Total Revenues	2,271	327	26	2,624

Operating Expenses:
Fuel	121	—	42	163
Purchased power	646	—	4	650
Other operating expenses	634	50	(9)	675
Provision for depreciation	179	54	21	254
Amortization of regulatory assets, net	75	3	—	78
General taxes	175	43	12	230
Total Operating Expenses	1,830	150	70	2,050

Operating Income (Loss)	441	177	(44)	574

Other Income (Expense):
Miscellaneous income (expense), net	14	—	(3)	11
Interest expense	(134)	(39)	(75)	(248)
Capitalized financing costs	5	7	2	14
Total Other Expense	(115)	(32)	(76)	(223)

Income (Loss) Before Income Taxes (Benefits)	326	145	(120)	351
Income taxes (benefits)	121	53	(42)	132
Income (Loss) From Continuing Operations	205	92	(78)	219
Discontinued Operations, net of tax	—	—	(45)	(45)
Net Income (Loss)	$205	$92	$(123)	$174

Changes Between Second Quarter 2018 and Second Quarter 2017 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$85	$13	$(1)	$97
Other	(4)	1	(14)	(17)
Total Revenues	81	14	(15)	80

Operating Expenses:
Fuel	7	—	7	14
Purchased power	53	—	(5)	48
Other operating expenses	32	10	(12)	30
Provision for depreciation	21	8	16	45
Amortization (deferral) of regulatory assets, net	(182)	(3)	—	(185)
General taxes	9	5	1	15
Total Operating Expenses	(60)	20	7	(33)

Operating Income (Loss)	141	(6)	(22)	113

Other Income (Expense):
Miscellaneous income (expense), net	42	3	(8)	37
Interest expense	5	(3)	(123)	(121)
Capitalized financing costs	1	3	(2)	2
Total Other Expense	48	3	(133)	(82)

Income (Loss) Before Income Taxes (Benefits)	189	(3)	(155)	31
Income taxes (benefits)	17	(15)	(19)	(17)
Income (Loss) From Continuing Operations	172	12	(136)	48
Discontinued Operations, net of tax	—	—	77	77
Net Income (Loss)	$172	$12	$(59)	$125

Regulated Distribution — Second Quarter 2018 Compared with Second Quarter 2017

Regulated Distribution's operating results increased $172 million in the second quarter of 2018, as compared to the same period of 2017, reflecting the reversal of a reserve on recoverability of certain REC purchases in Ohio, the net impact of a FERC settlement that reallocated certain transmission costs and higher revenues associated with increased weather-related usage.

Revenues —

The $81 million increase in total revenues resulted from the following sources:

	For the Three Months Ended June 30,		Increase
Revenues by Type of Service	2018	2017	(Decrease)
	(In millions)
Distribution services(1)	$1,288	$1,255	$33

Generation sales:
Retail	882	839	43
Wholesale	121	112	9
Total generation sales	1,003	951	52

Other	61	65	(4)
Total Revenues	$2,352	$2,271	$81

(1) Includes $60 million and $48 million of ARP revenues for the three months ended June 30, 2018 and 2017, respectively.

Distribution services revenues increased $33 million, primarily resulting from higher weather-related customer usage as described below. Additionally, distribution revenues were impacted by higher rates associated with the recovery of deferred costs, partially offset by certain tax impacts reflected as a reduction in revenues resulting from the Tax Act. Distribution deliveries by customer class are summarized in the following table:

	For the Three Months Ended June 30,
Electric Distribution MWH Deliveries	2018	2017	Increase
	(In thousands)
Residential	12,074	11,115	8.6%
Commercial	10,197	10,039	1.6%
Industrial	13,201	12,946	2.0%
Other	140	138	1.4%
Total Electric Distribution MWH Deliveries	35,612	34,238	4.0%

Higher distribution deliveries to residential and commercial customers primarily reflect higher weather-related usage resulting from cooling degree days that were 22% above 2017, and 30% above normal and heating degree days that were 33% above 2017, and 5% above normal. Deliveries to industrial customers increased reflecting higher shale and steel customer usage.

The following table summarizes the price and volume factors contributing to the $52 million increase in generation revenues for the second quarter of 2018 compared to the same period of 2017:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of increase in sales volumes	$50
Change in prices	(7)
43
Wholesale:
Effect of decrease in sales volumes	(8)
Change in prices	11
Capacity Revenue	6
9
Increase in Generation Revenues	$52

The increase in retail generation sales volumes was primarily due to higher weather-related usage, as described above. Total generation provided by alternative suppliers as a percentage of total MWH deliveries was flat across our service territory. The decrease in retail generation prices primarily resulted from lower default service auction prices in Pennsylvania and New Jersey.

Wholesale generation revenues increased $9 million in the second quarter of 2018, as compared to the same period in 2017, primarily due to higher spot market prices and capacity revenue, partially offset by lower wholesale sales. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses decreased $60 million, primarily due to the following:

•
Purchased power costs were $53 million higher in the second quarter of 2018, as compared to the same period in 2017, primarily due to increased volumes resulting from higher customer weather-related usage.

Source of Change in Purchased Power	Increase (Decrease)

(In millions)
Purchases from non-affiliates:
Change due to increased unit costs	$14
Change due to volumes	35
49
Purchases from affiliates:
Change due to decreased unit costs	(3)
Change due to volumes	(6)
(9)
Capacity	13
Increase in Purchased Power Costs	$53

•	Other operating expenses increased $32 million, primarily due to:

•	Increased storm restoration costs of $17 million, which were deferred for future recovery, resulting in no material impact on current period earnings.

•
Net network transmission expenses were flat reflecting increased transmission costs offset by a FERC settlement during the second quarter of 2018 that reallocated certain transmission costs across utilities in PJM and resulted in a refund to the Ohio Companies. Except for certain transmission costs and credits at the Ohio Companies, the difference between current revenues and transmission costs incurred are deferred for future recovery or refund, resulting in no material impact on current period earnings.

•	Higher operating and maintenance expenses of $15 million, primarily due to higher benefit costs.

•	Depreciation expense increased $21 million, primarily due to a higher asset base.

•
Amortization expense decreased $182 million, primarily due to the reversal of a liability at the Ohio Companies for an Ohio Supreme Court ruling regarding purchase of RECs, as well as higher deferrals of transmission expenses associated with the FERC settlement discussed above, and increased deferral of storm restoration costs.

Other Expense —

Total other expense decreased $48 million, primarily due to higher net miscellaneous income resulting from lower pension and OPEB non-service costs related to expected asset returns on the pension contributions discussed above, and lower capitalization, as well as lower interest expense resulting from a debt maturity at CEI.

Income Taxes —

Regulated Distribution’s effective tax rate was 26.8% and 37.1% for the three months ended June 30, 2018 and 2017, respectively. The lower rate is primarily a result of certain impacts of the Tax Act.

Regulated Transmission — Second Quarter 2018 Compared with Second Quarter 2017

Regulated Transmission's operating results increased $12 million in the second quarter of 2018, as compared to the same period of 2017, primarily resulting from the impact of a higher rate base at ATSI and MAIT and higher revenues at JCP&L, partially offset by a lower rate base at TrAIL.

Revenues —

Total revenues increased $14 million, primarily due to the implementation of approved settlement rates in JCP&L, effective January 1, 2018, recovery of incremental operating expenses and a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

Revenues by transmission asset owner are shown in the following table:

	For the Three Months Ended June 30,		Increase
Revenues by Transmission Asset Owner	2018	2017	(Decrease)
	(In millions)
ATSI	$168	$164	$4
TrAIL	65	73	(8)
MAIT	35	24	11
Other	73	66	7
Total Revenues	$341	$327	$14

Operating Expenses —

Total operating expenses increased $20 million, primarily due to higher operating and maintenance expenses as well as higher property taxes and depreciation due to higher asset base. The majority of the increases were recovered through formula rates at ATSI, MAIT and TrAIL, resulting in no material impact on current period earnings.

Income Taxes —

Regulated Transmission’s effective tax rate was 26.8% and 36.6% for the three months ended June 30, 2018 and 2017, respectively. The lower rate is primarily a result of certain impacts of the Tax Act.

Corporate / Other — Second Quarter 2018 Compared with Second Quarter 2017

Financial results from the Corporate/Other operating segment and reconciling adjustments, including interest expense on holding company debt, corporate support services revenues and expenses and income taxes, resulted in a $59 million decrease in consolidated earnings in the second quarter of 2018, compared to the same period of 2017, primarily associated with higher operating expenses and higher interest expense, partially offset by higher wholesale sales from the Pleasants Power Station due to higher market prices. Higher interest expense resulted from the issuance of $3 billion of senior notes in June 2017, proceeds of which were used to repay short-term borrowings and redeem $650 million of notes due in 2018, as well as make-whole premiums of approximately $90 million in connection with the repayment of AE Supply and AGC senior notes in the second quarter of 2018.

Summary of Results of Operations — First Six Months of 2018 Compared with First Six Months of 2017

Financial results for FirstEnergy’s business segments in the first six months of 2018 and 2017 were as follows:

First Six Months 2018 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$4,799	$655	$125	$5,579
Other	129	9	(37)	101
Total Revenues	4,928	664	88	5,680

Operating Expenses:
Fuel	267	—	97	364
Purchased power	1,518	—	5	1,523
Other operating expenses	1,564	114	(11)	1,667
Provision for depreciation	396	123	74	593
Amortization (deferral) of regulatory assets, net	(259)	4	—	(255)
General taxes	379	95	30	504
Total Operating Expenses	3,865	336	195	4,396

Operating Income (Loss)	1,063	328	(107)	1,284

Other Income (Expense):
Miscellaneous income (expense), net	112	7	(4)	115
Interest expense	(257)	(81)	(281)	(619)
Capitalized financing costs	12	19	—	31
Total Other Expense	(133)	(55)	(285)	(473)

Income (Loss) Before Income Taxes	930	273	(392)	811
Income taxes	231	70	66	367
Income (Loss) From Continuing Operations	699	203	(458)	444
Discontinued Operations, net of tax	—	—	1,224	1,224
Net Income	$699	$203	$766	$1,668

First Six Months 2017 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$4,640	$631	$91	$5,362
Other	131	9	(23)	117
Total Revenues	4,771	640	68	5,479

Operating Expenses:
Fuel	262	—	105	367
Purchased power	1,436	—	5	1,441
Other operating expenses	1,268	95	(31)	1,332
Provision for depreciation	357	105	42	504
Amortization of regulatory assets, net	156	5	—	161
General taxes	359	85	28	472
Total Operating Expenses	3,838	290	149	4,277

Operating Income (Loss)	933	350	(81)	1,202

Other Income (Expense):
Miscellaneous income (loss), net	29	—	(4)	25
Interest expense	(272)	(78)	(143)	(493)
Capitalized financing costs	11	13	2	26
Total Other Expense	(232)	(65)	(145)	(442)

Income (Loss) Before Income Taxes (Benefits)	701	285	(226)	760
Income taxes (benefits)	259	105	(80)	284
Income (Loss) From Continuing Operations	442	180	(146)	476
Discontinued Operations, net of tax	—	—	(97)	(97)
Net Income (Loss)	$442	$180	$(243)	$379

Changes Between First Six Months 2018 and First Six Months 2017 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$159	$24	$34	$217
Other	(2)	—	(14)	(16)
Total Revenues	157	24	20	201

Operating Expenses:
Fuel	5	—	(8)	(3)
Purchased power	82	—	—	82
Other operating expenses	296	19	20	335
Provision for depreciation	39	18	32	89
Amortization (deferral) of regulatory assets, net	(415)	(1)	—	(416)
General taxes	20	10	2	32
Total Operating Expenses	27	46	46	119

Operating Income (Loss)	130	(22)	(26)	82

Other Income (Expense):
Miscellaneous income, net	83	7	—	90
Interest expense	15	(3)	(138)	(126)
Capitalized financing costs	1	6	(2)	5
Total Other Expense	99	10	(140)	(31)

Income (Loss) Before Income Taxes (Benefits)	229	(12)	(166)	51
Income taxes (benefits)	(28)	(35)	146	83
Income (Loss) From Continuing Operations	257	23	(312)	(32)
Discontinued Operations, net of tax	—	—	1,321	1,321
Net Income (Loss)	$257	$23	$1,009	$1,289

Regulated Distribution — First Six Months of 2018 Compared with First Six Months of 2017

Regulated Distribution's net income increased $257 million in the first six months of 2018, as compared to the same period of 2017, reflecting the reversal of a reserve on recoverability of certain REC purchases in Ohio, the net impact of a FERC settlement that reallocated certain transmission costs, higher revenues associated with increased weather-related usage and the implementation of approved rates in Ohio and Pennsylvania, as further described below, and lower net operating and miscellaneous expenses.

Revenues —

The $157 million increase in total revenues resulted from the following sources:

	For the Six Months Ended June 30,		Increase
Revenues by Type of Service	2018	2017	(Decrease)
	(In millions)
Distribution services(1)	$2,633	$2,563	$70

Generation sales:
Retail	1,922	1,844	78
Wholesale	244	233	11
Total generation sales	2,166	2,077	89

Other	129	131	(2)
Total Revenues	$4,928	$4,771	$157

(1) Includes $124 million and $113 million of ARP revenues for the six months ended June 30, 2018 and 2017, respectively.

Distribution services revenues increased $70 million, primarily resulting from the impact of approved base distribution rate increases in Pennsylvania, effective January 27, 2017, higher revenue from the DCR in Ohio, and higher weather-related customer usage as described below. Additionally, distribution revenues were impacted by higher rates associated with the recovery of deferred costs, partially offset by certain tax impacts reflected as a reduction in revenues resulting from the Tax Act. Distribution deliveries by customer class are summarized in the following table:

	For the Six Months Ended June 30,
Electric Distribution MWH Deliveries	2018	2017	Increase
	(In thousands)
Residential	27,073	24,983	8.4%
Commercial	20,723	20,201	2.6%
Industrial	26,275	25,663	2.4%
Other	281	281	—%
Total Electric Distribution MWH Deliveries	74,352	71,128	4.5%

Higher distribution deliveries to residential and commercial customers primarily reflect higher weather-related usage resulting from cooling degree days that were 22% above 2017, and 30% above normal, and heating degree days that were 20% above 2017. Deliveries to industrial customers increased reflecting higher shale and steel customer usage.

The following table summarizes the price and volume factors contributing to the $89 million increase in generation revenues for the first six months of 2018 compared to the same period of 2017:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of increase in sales volumes	$123
Change in prices	(45)
78
Wholesale:
Effect of decrease in sales volumes	(28)
Change in prices	28
Capacity Revenue	11
11
Increase in Generation Revenues	$89

The increase in retail generation sales volumes was primarily due to higher weather-related usage, as described above. Total generation provided by alternative suppliers as a percentage of total MWH deliveries was flat across our service territory. The decrease in retail generation prices primarily resulted from lower default service auction prices in Pennsylvania and New Jersey.

Wholesale generation revenues increased $11 million in the first six months of 2018, as compared to the same period in 2017, primarily due to higher capacity revenue. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses increased $27 million, primarily due to the following:

•
Purchased power costs increased $82 million during the first six months of 2018, as compared to the same period of 2017, primarily due to increased volumes resulting from higher customer weather-related usage, as described above, partially offset by lower unit costs reflecting lower default service auction prices.

Source of Change in Purchased Power	Increase (Decrease)

(In millions)
Purchases from non-affiliates:
Change due to decreased unit costs	$(6)
Change due to volumes	77
71
Purchases from affiliates:
Change due to decreased unit costs	(7)
Change due to volumes	(10)
(17)
Capacity	28
Increase in Purchased Power Costs	$82

•	Other operating expenses increased $296 million, primarily due to:

•
Increased storm restoration costs of $201 million, primarily associated with the March 2018 east coast storms, which were deferred for future recovery, resulting in no material impact on current period earnings.

•
Higher net network transmission expenses of $44 million reflecting increased transmission costs, partially offset by a FERC settlement during the second quarter of 2018 that reallocated certain transmission costs across utilities in PJM and resulted in a refund to the Ohio Companies. Except for certain transmission costs and credits at the Ohio Companies, the difference between current revenues and transmission costs incurred are deferred for future recovery or refund, resulting in no material impact on current period earnings.

•	Higher energy efficiency program costs of $28 million, which are deferred for future recovery, resulting in no material impact on current period earnings.

•	Higher operating and maintenance expenses of $23 million, primarily due to higher benefit costs.

•	Depreciation expense increased $39 million, primarily due to a higher rate base.

•
Amortization expense decreased $415 million, primarily due to increased deferral of storm restoration costs, the Ohio Supreme Court ruling regarding purchase of RECs, higher deferral of transmission and generation expenses including the net impact of the FERC settlement discussed above, and higher deferral of energy efficiency program costs.

•	General taxes expense increased $20 million, primarily due to revenue-related taxes associated with increased sales volumes and higher property taxes.

Other Expense —

Total other expense decreased $99 million, primarily due to higher net miscellaneous income resulting from lower pension and OPEB non-service costs related to expected asset returns on the pension contributions discussed above, and lower capitalization, as well as lower interest expense resulting from debt maturities at JCP&L and CEI.

Income Taxes —

Regulated Distribution’s effective tax rate was 24.8% and 36.9% for the six months ended June 30, 2018 and 2017, respectively. The lower rate is primarily a result of certain impacts of the Tax Act.

Regulated Transmission — First Six Months of 2018 Compared with First Six Months of 2017

Regulated Transmission's net income increased $23 million in the first six months of 2018, as compared to the same period of 2017, primarily resulting from the impact of a higher rate base at ATSI and MAIT and higher revenues at JCP&L, partially offset by a lower rate base at TrAIL.

Revenues —

Total revenues increased $24 million, primarily due to the implementation of approved settlement rates in JCP&L, effective January 1, 2018, recovery of incremental operating expenses and a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

Revenues by transmission asset owner are shown in the following table:

	For the Six Months Ended June 30,
Revenues by Transmission Asset Owner	2018	2017	Increase (Decrease)
	(In millions)
ATSI	$327	$317	$10
TrAIL	127	144	(17)
MAIT	66	49	17
Other	144	130	14
Total Revenues	$664	$640	$24

Operating Expenses —

Total operating expenses increased $46 million, primarily due to higher operating and maintenance expenses, as well as higher property taxes and depreciation due to higher asset base. The majority of the increases are recovered through formula rates at ATSI, MAIT and TrAIL, resulting in no material impact on current period earnings.

Other Expense —

Total other expense decreased $10 million, primarily due to higher net miscellaneous income resulting from lower pension and OPEB non-service costs related to the pension contributions discussed above, higher expected asset returns and lower capitalization, as well as higher capitalized financing costs.

Income Taxes —

Regulated Transmission’s effective tax rate was 25.6% and 36.8% for the six months ended June 30, 2018 and 2017, respectively. The lower rate is primarily a result of certain impacts of the Tax Act.

Corporate / Other — First Six Months of 2018 Compared with First Six Months of 2017

Financial results from the Corporate/Other operating segment and reconciling adjustments resulted in a $312 million decrease in income from continuing operations in the first six months of 2018 compared to the same period of 2017, primarily associated with higher operating expense, higher interest expense and a higher consolidated effective tax rate, partially offset by higher wholesale sales from the Pleasants Power Station due to higher market prices. Higher interest expense resulted from FE's issuance of $3 billion of senior notes in June 2017, as well as make-whole premiums of approximately $90 million in connection with the repayment of AE Supply and AGC senior notes in the second quarter of 2018. The increase in effective tax rate is primarily due to the legal and financial separation of FES and FENOC from FirstEnergy. This separation officially eroded the ties between FES, FENOC and other FirstEnergy subsidiaries doing business in West Virginia. As such, FES and FENOC were removed from the West Virginia unitary group when calculating West Virginia state income taxes, resulting in a $126 million charge to income tax expense in continuing operations associated with the re-measurement in state deferred taxes. Additionally, the decrease in the corporate federal income tax rate from 35% to 21%, which became effective January 1, 2018, reduced income tax benefits.

For the six months ended June 30, 2018 and 2017, FirstEnergy recorded income from discontinued operations, net of tax, of $1,224 million and losses from discontinued operations, net of tax, of $97 million, respectively. Discontinued operations were comprised of the results of FES, FENOC, BSPC and a portion of AE Supply, and a gain on deconsolidation of approximately $1.2 billion, which consisted of the following:

(In millions)	For the Six Months Ended June 30, 2018
Removal of investment in FES and FENOC	$2,193
Assumption of benefit obligations retained at FE (including Pension, OPEB and EDCP)	(820)
Guarantees and credit support provided by FE	(139)
Reserve on receivables and allocated Pension/OPEB mark-to-market	(914)
Income tax benefit, including estimated worthless stock deduction	919
Gain on deconsolidation of FES and FENOC, net of tax	$1,239

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

The following table provides information about the composition of net regulatory assets and liabilities as of June 30, 2018 and December 31, 2017, and the changes during the six months ended June 30, 2018:

Net Regulatory Assets (Liabilities) by Source	June 30, 2018	December 31, 2017	Increase (Decrease)
	(In millions)
Regulatory transition costs	$33	$46	$(13)
Customer payables for future income taxes	(2,765)	(2,765)	—
Nuclear decommissioning and spent fuel disposal costs	(300)	(323)	23
Asset removal costs	(753)	(774)	21
Deferred transmission costs	233	187	46
Deferred generation costs	228	198	30
Deferred distribution costs	233	258	(25)
Contract valuations	95	118	(23)
Storm-related costs	508	329	179
Other	35	46	(11)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(2,453)	$(2,680)	$227

Approximately $387 million and $201 million of regulatory assets, primarily related to storm damage costs, do not earn a current return as of June 30, 2018 and December 31, 2017, respectively, and a majority of which are currently being recovered through rates.
CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments, and contributions to its pension plan.

On January 22, 2018, FirstEnergy announced a $2.5 billion equity issuance, which included $1.62 billion in mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The preferred shares participate in the dividend paid on common stock on an as-converted basis and are non-voting except in certain limited circumstances. The preferred shares contain an optional conversion right for holders as of July 22, 2018, and will mandatorily convert in July 2019, subject to limited exceptions. Proceeds from the investment were used to reduce holding company debt by $1.45 billion and fund the company’s pension plan by $750 million, with the remainder used for general corporate purposes. As of July 27, 2018, 224,714 shares of preferred stock have been converted into 8,195,257 shares of common stock at the option of the holders.

The equity investment strengthened FirstEnergy's balance sheet and supports the company's transition to a fully regulated utility company. By deleveraging the company, the investment also enables FirstEnergy to enhance its investment grade credit metrics and FirstEnergy does not currently anticipate the need to issue additional equity through at least 2021 outside of its regular stock investment and employee benefit plans.

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

On April 20, 2018, FirstEnergy reached an agreement in principle with two groups of key FES creditors in the FES Bankruptcy. The first is an ad hoc group, which includes a majority of the pollution control revenue bonds supported by notes issued by FG and NG and the holders of senior notes issued by FES, while the second group includes the majority of Bruce Mansfield Unit 1 sale and leaseback transaction certificate holders. On May 7, 2018, FE, FES, the FES ad hoc creditor groups and the UCC entered into a Standstill Agreement, which was previously approved by the Bankruptcy Court, agreeing to keep the terms of the settlement open through August 1, 2018, and to other matters to enable an efficient settlement process, including expedited discovery protocols and transfer restrictions on the FES creditor groups. On July 31, 2018, FirstEnergy reached an updated agreement in principle with the same two groups of key FES creditors in the FES Bankruptcy and added FES, FENOC, and the UCC to such agreement in principle. In connection with the agreement in principle, the parties also extended the Standstill Agreement until the earlier of the effective date of a plan of reorganization for FES and FENOC or termination of the definitive settlement agreement. The updated agreement in principle includes the following terms, among others:

•
FE will pay certain pre-petition FES and FENOC employee-related obligations, which include unfunded pension obligations and other employee benefits, and provides for the waiver of all pre-petition claims against FES and FENOC, including the full borrowings by FES under the $500 million secured credit facility, the $200 million credit agreement being used to support surety bonds, the BNSF/CSX rail settlement guarantee, and FES’ and FENOC’s unfunded pension obligations.

•	The full release of all claims against FirstEnergy by FES, FENOC and their creditors.

•	A $225 million cash payment from FirstEnergy.

•
Up to a $628 million note from FirstEnergy, which is intended to represent the initial estimated value of the worthless stock deduction associated with the FES Bankruptcy and was designed to trade at par value when issued.

•
Transfer of the Pleasants Power Station to FES for the benefit of FES’ creditors. Prior to transfer and beginning no later than January 1, 2019, FES to have an economic lease in Pleasants; AE Supply will operate Pleasants until transfer.

•
FirstEnergy agrees to credit nine-months of FES’ and FENOC’s shared service costs beginning as of April 1, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.

•
FirstEnergy agrees to fund through its pension plan a pension enhancement should FES offer a voluntary enhanced retirement package in 2019, which is estimated to cost $15 million, and approximately $3 million for other employee benefits.

The timing of and the conditions to FirstEnergy's performance of the terms above are set forth in the agreement in principle. This agreement will be subject to approval by the FE, FES, FENOC and AE Supply Boards of Directors, the execution of definitive agreements and the approval of the Bankruptcy Court. Additionally, the Bruce Mansfield certificate holders’ support for the agreement is subject to and conditioned upon the ultimate implementation of the agreed upon treatment of certain claims of the Bruce Mansfield certificate holders. There can be no assurance that a definitive settlement agreement will be finalized and approved and, even if approved, whether the conditions to such settlement will be satisfied, and the actual outcome of this matter may differ materially from the terms of the agreement in principle described herein.
In support of the strategic review to exit competitive generation, management launched the FE Tomorrow initiative to define FirstEnergy's future organization to support its regulated business. FE Tomorrow is intended to align corporate services to efficiently support the regulated operations by ensuring that FirstEnergy has the right talent, organizational and cost structure to achieve our earnings growth targets. In support of the FE Tomorrow initiative, in June and early July 2018, nearly 500 employees in the shared services and utility services and sustainability organizations, which was more than 80% of eligible employees, accepted a voluntary enhanced retirement package, which included severance compensation and a temporary pension enhancement, with most employees departing by December 31, 2018. FirstEnergy expects further talent, organizational and cost structure adjustments in order to accomplish the FE Tomorrow goals. Management expects the cost savings resulting from the FE Tomorrow initiative to support the company's growth targets.

As of June 30, 2018, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was due in large part to short-term borrowings and currently payable long-term debt. Currently payable long-term debt as of June 30, 2018, consisted of the following:

Currently Payable Long-Term Debt	(In millions)
Unsecured notes	$725
FMBs	325
Sinking fund requirements	63
Other notes	19
$1,132

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

FirstEnergy had $1,664 million and $300 million of short-term borrowings as of June 30, 2018 and December 31, 2017, respectively. FirstEnergy’s available liquidity from external sources as of June 30, 2018, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2021	$4,000	$2,326
FET(2)	Revolving	December 2021	1,000	1,000
		Subtotal	$5,000	$3,326
	Cash and cash equivalents		—	256
		Total	$5,000	$3,582

(1)	FE and the Utilities. Available liquidity includes impact of $10 million of LOCs issued under various terms.

(2)	Includes FET, ATSI, MAIT and TrAIL.

The following table summarizes the borrowing sub-limits for each borrower under the facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of June 30, 2018:

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

As of June 30, 2018, the borrowers were in compliance with the applicable debt-to-total-capitalization ratio covenants, as well as in the case of FE, the minimum interest coverage ratio requirement, in each case as defined under the respective Facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and the holding company to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries of FE participating in a money pool. FESC administers these money pools and tracks surplus funds of FirstEnergy and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first six months of 2018 was 2.18% per annum for the regulated companies’ money pool and 2.61% per annum for the unregulated companies’ money pool.

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

Long-Term Debt Capacity

FE's and its subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of July 31, 2018:

	Senior Secured			Senior Unsecured
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	—	—	—	BB+	Baa3	BBB-
AGC	—	—	—	—	—	BB
ATSI	—	—	—	BBB-	Baa1	BBB+
CEI	BBB+	Baa1	A-	BBB-	Baa3	BBB+
FET	—	—	—	BB+	Baa2	BBB-
JCP&L	—	—	—	BBB-	Baa2	BBB
ME	—	—	—	BBB-	A3	BBB+
MAIT	—	—	—	BBB-	Baa1	BBB+
MP	BBB+	A3	BBB+	BBB-	Baa2	—
OE	BBB+	A2	A-	BBB-	Baa1	BBB+
PN	—	—	—	BBB-	Baa1	BBB+
Penn	—	A2	A-	—	—	—
PE	—	—	BBB+	—	—	—
TE	BBB+	Baa1	A-	—	—	—
TrAIL	—	—	—	BBB-	A3	BBB+
WP	—	—	A-	—	—	—

Debt capacity is subject to the consolidated debt-to-total-capitalization limits in the credit facilities previously discussed. As of June 30, 2018, FE and its subsidiaries could issue additional debt of approximately $10.7 billion, or incur a $5.8 billion reduction to equity, and remain within the limitations of the financial covenants required by the FE Facility.

Changes in Cash Position

As of June 30, 2018, FirstEnergy had $256 million of cash and cash equivalents and approximately $68 million of restricted cash compared to $589 million of cash and cash equivalents and approximately $54 million of restricted cash as of December 31, 2017 on the Consolidated Balance Sheets.

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

FirstEnergy's Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table summarizes the major classes of cash flow items as discontinued operations for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
(In millions)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from discontinued operations	$1,224	$(97)
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	47	157
Unrealized (gain) loss on derivative transactions	(10)	53

Net cash used for operating activities was $288 million during the first six months of 2018 compared with $1,482 million provided from operating activities during the first six months of 2017. Key changes in cash flows from operations in the first six months of 2018, compared in the same period of 2017, primarily were as follows:

•	a $1.25 billion increase in cash contributions to the qualified pension plan;

•	a $93 million coal supply agreement settlement payment by AE Supply in the first quarter of 2018;

•	the absence of FES' cash from operations in the second quarter of 2018; partially offset by

•	higher transmission revenue, reflecting recovery of incremental operating expenses, a higher rate base at ATSI and MAIT, and the implementation of new rates at JCP&L; and

•	higher distribution services retail receipts reflecting higher weather-related usage and the implementation of approved rates in Ohio and Pennsylvania.

Cash Flows From Financing Activities

In the first six months of 2018, cash provided from financing activities was $1,534 million compared to cash used for financing activities of $56 million in the first six months of 2017. The following table summarizes new debt financing, equity investments, redemptions, repayments, make-whole premiums paid on debt redemptions, short-term borrowings and dividends:

	For the Six Months Ended June 30,
Securities Issued or Redeemed / Repaid	2018	2017
	(In millions)
New Issues
Unsecured notes	$450	$3,000
FMBs	—	250
Term Loan	—	250
	$450	$3,500

Preferred stock issuance	$1,616	$—

Common stock issuance	$850	$—

Redemptions / Repayments
Unsecured notes	$(555)	$(380)
FMBs	—	(150)
Term Loan	(1,450)	—
PCRBs	(216)	(158)
Senior secured notes	(30)	(47)
	$(2,251)	$(735)

Make-whole premiums paid on debt redemptions	$(89)	$—

Short-term borrowings (repayments), net	$1,364	$(2,450)

Preferred stock dividend payments	$(42)	$—

Common stock dividend payments	$(343)	$(319)

On January 22, 2018, FE entered into agreements for the private placement of its equity securities representing an approximately $2.5 billion investment in the Company, including $1.62 billion in mandatorily convertible preferred equity and $850 million of common equity.

On January 22, 2018, FE repaid $1.2 billion of a variable rate syndicated term loan and two separate $125 million term loans using the proceeds from the $2.5 billion equity investment as discussed above.

On May 3, 2018, AGC redeemed $100 million of 5.06% senior notes due 2021 and paid $5.7 million in related make-whole premiums in connection with the redemption.

On May 10, 2018, MAIT issued $450 million of 4.10% senior notes due 2028. Proceeds from the issuance of the notes were used to establish a capital structure, to finance capital improvements and for general corporate purposes, including funding working capital needs and day-to-day operations.

On June 4, 2018, AE Supply repaid approximately $155 million of 5.75% senior notes due 2019 and approximately $150 million of 6.75% senior notes due 2039, respectively, and paid $83.3 million in related make-whole premiums in connection with repayments.

On June 4, 2018, AE Supply and MP caused to be redeemed $73.5 million of 5.50% PCRBs due 2037.

On July 10, 2018, such PCRBs were refinanced as MP issued its $73.5 million pollution control note in connection with the issuance of $73.5 million of 3.0% PCRBs with a mandatory put in October 2021.

On June 11, 2018, AE Supply caused to be redeemed $142 million of 5.25% PCRBs due 2037.

On June 15, 2018, JCP&L retired $150 million of 4.8% senior notes at maturity.

Cash Flows From Investing Activities

Cash used for investing activities in the first six months of 2018 principally represented cash used for property additions and an increase in notes receivable from affiliated companies. The following table summarizes investing activities for the first six months of 2018 and the comparable period of 2017:

	For the Six Months Ended June 30,		Increase
Cash Used for Investing Activities(1)	2018	2017	(Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$655	$568	$87
Regulated Transmission	574	469	105
Corporate / Other	78	217	(139)
Nuclear fuel	—	134	(134)
Proceeds from asset sales	(390)	—	(390)
Investments	33	48	(15)
Notes receivable from affiliated companies	500	—	500
Asset removal costs	118	79	39
Other	(3)	—	(3)
	$1,565	$1,515	$50

(1) See Note 3, "Discontinued Operations" for major classes of discontinued operations for cash used for investing activities.

Cash used for investing activities for the first six months of 2018 increased $50 million, compared to the same period of 2017, primarily due to an increase in notes receivable from affiliated companies, higher property additions and asset removal costs, partially offset by the absence of nuclear fuel purchases and proceeds from asset sales. The increase in notes receivable from affiliated companies and property additions were due to the following:

•	an increase of $500 million in notes receivable from affiliated companies resulting from FES' borrowings from the committed line of credit available under the secured credit facility with FE;

•	an increase of $87 million at Regulated Distribution due to an increase in storm restoration work;

•	an increase of $105 million at Regulated Transmission due to timing of capital investments associated with its Energizing the Future investment program; partially offset by

•	a decrease of $139 million at Corporate/Other due to lower competitive generation investments.

GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of June 30, 2018, was approximately $1.7 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE's Guarantees and Assurances on Behalf of FES and FENOC
Energy and Energy-Related Contracts(1)	$7
Surety Bonds - FG(2)	200
Deferred compensation arrangements	147
354
FE's Guarantees on Behalf of its Consolidated Subsidiaries
AE Supply asset sales(3)	555
Deferred compensation arrangements	450
Other	5
1,010
FE's Guarantees on Behalf of Business Ventures
Global Holding facility	235

Other Assurances
Surety Bonds	118
LOCs(4)	10
128
Total Guarantees and Other Assurances	$1,727

(1)
Issued for open-ended terms, with a 10-day termination right by FirstEnergy. As of June 30, 2018, FE recorded an obligation for these guarantees in other non-current liabilities with a corresponding loss from discontinued operations.

(2)
FE provides credit support for FG surety bonds of $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield's Ferry CCR disposal site, respectively.

(3)
As a condition to closing AE Supply's sale of four natural gas plants in December 2017, FE provided the purchaser two limited three-year guarantees totaling $555 million of certain obligations of AE Supply and AGC.

(4)	Includes $10 million issued for various terms pursuant to LOC capacity available under FirstEnergy’s revolving credit facilities.

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on AE Supply's power portfolio exposure as of June 30, 2018, AE Supply has posted collateral of $2 million. The Utilities and FET have posted collateral of $10 million.

These credit-risk-related contingent features, or the margining provisions within bilateral agreements, stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining, which is the ability to secure additional collateral when needed, could be required. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2018.

Potential Collateral Obligations	AE Supply	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
At Current Credit Rating	$1	$—	$—	$1
Upon Further Downgrade	—	56	—	56
Surety Bonds (Collateralized Amount)	1	59	235	295
Total Exposure from Contractual Obligations	$2	$115	$235	$352

Surety Bonds are not tied to a credit rating. Surety Bonds' impact assumes maximum contractual obligations (typical obligations require 30 days to cure). FE provides credit support for FG surety bonds of $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield's Ferry CCR disposal site, respectively.

Other Commitments and Contingencies

FE is a guarantor under a $300 million syndicated senior secured term loan facility due March 3, 2020, under which Global Holding's outstanding balance is $235 million. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guarantees of the obligations of Global Holding under the facility.

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

The valuation of derivative contracts is based on observable market information. As of June 30, 2018, FirstEnergy has a net liability of $65 million in non-hedge derivative contracts that are primarily related to NUG contracts at certain of the Utilities. NUG contracts are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of June 30, 2018, the FirstEnergy pension plan assets were allocated approximately as follows: 40% in equity securities, 39% in fixed income securities, 10% in absolute return strategies, 8% in real estate, 1% in private equity, and 2% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. In January 2018, FirstEnergy satisfied its minimum required funding obligations to its qualified pension plan of $500 million and addressed funding obligations for future years with an additional contribution of $750 million. See Note 5, "Pension and Other Postemployment Benefits," of the Notes to Consolidated Financial Statements for additional details on FirstEnergy's pension plans and OPEB. Through June 30, 2018, FirstEnergy's pension plan assets lost approximately 1.1% as compared to an annual expected return on plan assets of 7.5%.

As of June 30, 2018, FirstEnergy's OPEB plans were invested in fixed income and equity securities. Through June 30, 2018, FirstEnergy's OPEB plans have earned approximately 1.5% as compared to an annual expected return on plan assets of 7.5%.

NDT funds have been established to satisfy JCP&L, ME and PN's nuclear decommissioning obligations associated with TMI-2. As of June 30, 2018, approximately 62% of the funds were invested in fixed income securities, 36% of the funds were invested in equity securities and 2% were invested in short-term investments, with limitations related to concentration and investment grade ratings. The investments are carried at their market values of approximately $510 million, $295 million and $13 million for fixed income securities, equity securities and short-term investments, respectively, as of June 30, 2018, excluding $(12) million of net receivables, payables and accrued income. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $29 million reduction in fair value as of June 30, 2018. A decline in the value of JCP&L, ME and PN's NDTs or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During the six months ended June 30, 2018, JCP&L, ME and PN made no contributions to the NDTs.

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
CREDIT RISK

Credit risk is the risk that FirstEnergy would incur a loss as a result of nonperformance by counterparties of their contractual obligations. FirstEnergy maintains credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, FirstEnergy, as applicable, has concentrations of suppliers and customers among electric utilities, financial institutions and energy marketing and trading companies. These concentrations may impact FirstEnergy's overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions. In the event an energy supplier of the Ohio Companies, Pennsylvania Companies, JCP&L and PE defaults on its obligation, the Ohio Companies, Pennsylvania Companies, JCP&L and PE would be required to seek replacement power in the market. In general, subject to regulatory review or other processes, appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities. FirstEnergy's credit policies to manage credit risk include the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements or provisions. These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements. FirstEnergy and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.
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

On February 27, 2013, the MDPSC issued an order requiring the Maryland electric utilities to submit analyses relating to the costs and benefits of making further system and staffing enhancements in order to attempt to reduce storm outage durations. PE's responsive filings discussed the steps needed to harden the utility's system in order to attempt to achieve various levels of storm response speed described in the February 2013 Order, and projected that it would require approximately $2.7 billion in infrastructure investments over 15 years to attempt to achieve the quickest level of response for the largest storm projected in the February 2013 Order. On July 1, 2014, the Staff of the MDPSC issued a set of reports that recommended the imposition of extensive additional requirements in the areas of storm response, feeder performance, estimates of restoration times, and regulatory reporting, as well as the imposition of penalties, including customer rebates, for a utility's failure or inability to comply with the escalating standards of storm restoration speed proposed by the Staff of the MDPSC. In addition, the Staff of the MDPSC proposed that Maryland utilities be required to develop and implement system hardening plans, up to a rate impact cap on cost. The MDPSC conducted a hearing September 15-18, 2014, to consider certain of these matters, and has not issued a ruling on any of those matters.

On September 26, 2016, the MDPSC initiated a new proceeding to consider an array of issues relating to electric distribution system design, including matters relating to electric vehicles, distributed energy resources, advanced metering infrastructure, energy storage, system planning, rate design, and impacts on low-income customers. Comments were filed and a hearing was held in late 2016. On January 31, 2017, the MDPSC issued a notice establishing five working groups to address these issues over the following eighteen months, and also directed the retention of an outside consultant to prepare a report on costs and benefits of distributed solar generation in Maryland. On January 19, 2018, PE filed a joint petition, along with other utility companies, work group stakeholders, and the MDPSC electric vehicle work group leader, to implement a statewide electric vehicle portfolio. If approved, PE will launch an electric vehicle charging infrastructure program on January 1, 2019, offering up to 2,000 rebates for electric vehicle charging equipment to residential customers, and deploying up to 259 chargers at non-residential customer service locations at a projected total cost of $12 million. PE is proposing to recover program costs subject to a five-year amortization. On February 6, 2018, the MDPSC opened a new proceeding to consider the petition and numerous parties filed comments on the petition on March 27, 2018, and the MDPSC held a hearing on the petition in May 2018. In an order issued July 2, 2018, the MDPSC directed the parties to conduct more discovery on the matter, then file additional comments by August 30, 2018, after which a second hearing will be conducted in early September 2018.

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

Pursuant to the NJBPU's March 26, 2015, final order in JCP&L's 2012 rate case proceeding directing that certain studies be completed, on July 22, 2015, the NJBPU approved the NJBPU staff's recommendation to implement such studies, which included operational and financial components. The independent consultant conducting the review issued a final report on July 27, 2016, recognizing that JCP&L is meeting the NJBPU requirements and making various operational and financial recommendations. The NJBPU issued an Order on August 24, 2016, that accepted the independent consultant’s final report and directed JCP&L, the Division of Rate Counsel and other interested parties to address the recommendations.

In an Order issued October 22, 2014, in a generic proceeding to review its policies with respect to the use of a CTA in base rate cases, the NJBPU stated that it would continue to apply its current CTA policy in base rate cases, subject to incorporating the following modifications: (i) calculating savings using a five-year look back from the beginning of the test year; (ii) allocating savings with 75% retained by the company and 25% allocated to rate payers; and (iii) excluding transmission assets of electric distribution companies in the savings calculation. On November 5, 2014, the Division of Rate Counsel appealed the NJBPU Order regarding the generic CTA proceeding to the Superior Court of New Jersey Appellate Division and JCP&L filed to participate as a respondent in that proceeding supporting the order. On September 18, 2017, the Superior Court of New Jersey Appellate Division reversed the NJBPU's Order on the basis that the NJBPU's modification of its CTA methodology did not comply with the procedures of the NJAPA. JCP&L's existing rates are not expected to be impacted by this order. On December 19, 2017, the NJBPU approved the issuance of proposed rules to modify the CTA methodology consistent with its October 22, 2014, Generic Order, which were published in the NJ Register on January 16, 2018, and republished on February 6, 2018, to correct an error. JCP&L filed comments supporting the proposed rulemaking on April 6, 2018.

At the December 19, 2017, NJBPU public meeting, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On July 13, 2018, JCP&L filed an infrastructure plan, JCP&L Reliability Plus, which proposed to accelerate $386.8 million of electric distribution infrastructure investment over four years to enhance the reliability and resiliency of its distribution system and reduce the frequency and duration of power outages. JCP&L requested that the NJBPU issue a final order in December 2018.

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

ESP IV also continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $30 million per year from June 1, 2016 through May 31, 2019; $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. Other material terms of ESP IV include: (1) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (2) an agreement to file a Grid Modernization Business Plan for PUCO consideration and approval (which filing was made on February 29, 2016, and remains pending); (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Agency to ensure preservation and growth of the competitive market in Ohio; and (5) an agreement to file an application to transition to a straight fixed variable cost recovery mechanism for residential customers' base distribution rates, which filing was made on April 3, 2017, and which the PUCO denied on June 13, 2018.

Several parties, including the Ohio Companies, filed applications for rehearing regarding the Ohio Companies’ ESP IV with the PUCO. The Ohio Companies’ application for rehearing challenged, among other things, the PUCO’s failure to adopt the Ohio Companies’ suggested modifications to Rider DMR. The Ohio Companies had previously suggested that a properly designed Rider DMR would be valued at $558 million annually for eight years, and include an additional amount that recognizes the value of the economic impact of FirstEnergy maintaining its headquarters in Ohio. Other parties’ applications for rehearing argued, among other things, that the PUCO’s adoption of Rider DMR is not supported by law or sufficient evidence. On August 16, 2017, the PUCO denied all remaining intervenor applications for rehearing, denied the Ohio Companies’ challenges to the modifications to Rider DMR and added a third-party monitor to ensure that Rider DMR funds are spent appropriately. On September 15, 2017, the Ohio Companies filed an application for rehearing of the PUCO’s August 16, 2017 ruling on the issues of the third-party monitor and the ROE calculation for advanced metering infrastructure. On October 11, 2017, the PUCO denied the Ohio Companies' application for rehearing on both issues. On October 16, 2017, the Sierra Club and the OMAEG filed notices of appeal with the Supreme Court of Ohio appealing various PUCO entries on their applications for rehearing. On November 16, 2017, the Ohio Companies intervened in the appeal. Additional parties subsequently filed notices of appeal with the Supreme Court of Ohio challenging various PUCO entries on their applications for rehearing. On February 26, 2018, appellants filed their briefs. Briefs of the PUCO and the Ohio Companies were filed on May 29, 2018. On July 9, 2018, appellants filed their reply briefs. On July 30, 2018, OCC, the NOAC, and the OMAEG filed a joint motion with the Supreme Court of Ohio to stay the portions of the PUCO's orders and entries under appeal that authorized Rider DMR. The Ohio Companies responded on July 31, 2018.

Under ORC 4928.66, the Ohio Companies are required to implement energy efficiency programs that achieve certain annual energy savings and total peak demand reductions. Starting in 2017, ORC 4928.66 requires the energy savings benchmark to increase by 1% and the peak demand reduction benchmark to increase by 0.75% annually thereafter through 2020 and the energy savings benchmark to increase by 2% annually from 2021 through 2027, with a cumulative benchmark of 22.2% by 2027. On April 15, 2016, the Ohio Companies filed an application for approval of their three-year energy efficiency portfolio plans for the period from January 1, 2017 through December 31, 2019. The plans as proposed comply with benchmarks contemplated by ORC 4928.66 and provisions of the ESP IV, and include a portfolio of energy efficiency programs targeted to a variety of customer segments, including residential customers, low income customers, small commercial customers, large commercial and industrial customers and governmental entities. On December 9, 2016, the Ohio Companies filed a Stipulation and Recommendation with several parties that contained changes to the plan and a decrease in the plan costs. The Ohio Companies anticipate the cost of the plans will be approximately $268 million over the life of the portfolio plans and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms. On November 21, 2017, the PUCO issued an order that approved the filed Stipulation and Recommendation with several modifications, including a cap on the Ohio Companies’ collection of program costs and shared savings set at 4% of the Ohio Companies’ total sales to customers as reported on 2015 FERC Form 1. On December 21, 2017, the Ohio Companies filed an application for rehearing challenging the PUCO’s modification of the Stipulation and Recommendation to include the 4% cost cap, which was denied by the PUCO on January 10, 2018. On March 12, 2018, the Ohio Companies filed a Notice of Appeal with the Supreme Court of Ohio challenging the PUCO’s imposition of a 4% cost cap. Various other parties also filed Notices of Appeal challenging various PUCO entries on their applications for rehearing. The Ohio Companies filed their brief on May 21, 2018.

Ohio law requires electric utilities and electric service companies in Ohio to serve part of their load from renewable energy resources measured by an annually increasing percentage amount through 2026, except that in 2014 SB310 froze 2015 and 2016 requirements at the 2014 level (2.5%), pushing back scheduled increases, which resumed in 2017 (3.5%), and increases 1% each year through 2026 (to 12.5%) and shall remain at 12.5% in 2027 and each year thereafter. The Ohio Companies conducted RFPs in 2009, 2010 and 2011 to secure RECs to help meet these renewable energy requirements. In September 2011, the PUCO opened a docket to review the Ohio Companies' alternative energy recovery rider through which the Ohio Companies recover the costs of acquiring these RECs. The PUCO issued an Opinion and Order on August 7, 2013, approving the Ohio Companies' acquisition process and their purchases of RECs to meet statutory mandates in all instances except for certain purchases arising from one auction and directed the Ohio Companies to credit non-shopping customers in the amount of $43.4 million, plus interest, on the basis that the Ohio Companies did not prove such purchases were prudent. On December 24, 2013, following the denial of their application for rehearing, the Ohio Companies filed a notice of appeal and a motion for stay of the PUCO's order with the Supreme Court of Ohio, which was granted. The OCC and the ELPC also filed appeals of the PUCO's order. On January 24, 2018, the Supreme Court of Ohio reversed the PUCO order finding that the order violated the rule against retroactive ratemaking. On February 5, 2018, the OCC and ELPC filed a motion for reconsideration, to which the Ohio Companies responded in opposition on February 15, 2018. On April 25, 2018, the Supreme Court of Ohio denied the motion for reconsideration. As a result, the Ohio Companies recognized a pre-tax benefit to earnings (within the Amortization (deferral) of regulatory assets, net line on the Consolidated Statement of Income) of approximately $72 million to reverse the liability associated with the PUCO opinion and order.

On December 1, 2017, the Ohio Companies filed an application with the PUCO for approval of a DPM Plan. The DPM Plan is a portfolio of approximately $450 million in distribution platform investment projects, which are designed to modernize the Ohio Companies’ distribution grid, prepare it for further grid modernization projects, and provide customers with immediate reliability benefits. The Ohio Companies have requested that the PUCO issue an order approving the DPM Plan and associated cost recovery so that the Ohio Companies can expeditiously commence the DPM Plan and customers can begin to realize the associated benefits.

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

On December 11, 2017, the Pennsylvania Companies filed DSPs for the June 1, 2019 through May 31, 2023 delivery period. Under the 2019-2023 DSPs, the supply is proposed to be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. The 2019-2023 DSPs as proposed also include modifications to the Pennsylvania Companies’ POR programs in order to continue their clawback pilot program as a long-term, permanent program. The 2019-2023 DSPs also introduce a retail market enhancement rate mechanism designed to stimulate residential customer shopping, and modifications to the Pennsylvania Companies’ customer class definitions to allow for the introduction of hourly priced default service to customers at or above 100kW. A hearing was held on April 10, 2018, and the ALJ issued a recommended decision dated May 31, 2018. The decision recommended approval of the Pennsylvania Companies' DSPs as originally proposed with two exceptions: it recommended rejecting the proposed retail market enhancement rate mechanism, and establishing limitations on customer assistance program customers' shopping. Exceptions were filed by two parties on June 28, 2018, to which the Pennsylvania Companies filed reply exceptions on July 9, 2018. The PPUC is expected to issue a final order on these DSPs by mid-September 2018.

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

Pursuant to Act 11 of 2012, Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. Pennsylvania EDCs must file LTIIPs outlining infrastructure improvement plans for PPUC review and approval prior to approval of a DSIC. On February 11, 2016, the PPUC approved LTIIPs for each of the Pennsylvania Companies. On June 14, 2017, the PPUC approved modified LTIIPs for ME, PN and Penn for the remaining years of 2017 through 2020 to provide additional support for reliability and infrastructure investments. The LTIIPs estimated costs for the remaining period of 2018 to 2020 are: WP $50.1 million; PN $44.8 million; Penn $33.2 million; and ME $51.3 million. On April 10, 2018, the PPUC notified each of the Pennsylvania Companies that the PPUC was initiating a review of the LTIIPs as required by regulation once every five years, and soliciting comments from interested parties. On May 10, 2018, the Pennsylvania Companies each filed comments explaining that their LTIIPs are effective and that changes to the respective LTIIPs are not necessary. No parties other than the Pennsylvania Companies filed comments.

On February 16, 2016, the Pennsylvania Companies filed riders for PPUC approval for quarterly cost recovery, which were approved by the PPUC on June 9, 2016, and went into effect July 1, 2016, subject to hearings and refund or reallocation among customer classes. On January 19, 2017, in the PPUC’s order approving the Pennsylvania Companies’ general rate cases, the PPUC added an additional issue to the DSIC proceeding to include whether ADIT should be included in DSIC calculations. On February 2, 2017, the parties to the DSIC proceeding submitted a Joint Settlement to the ALJ that resolved the issues that were pending from the order issued on June 9, 2016. On August 31, 2017, the ALJ issued a decision recommending that the complaint of the Pennsylvania OCA be granted by the PPUC such that the Pennsylvania Companies reflect all federal and state income tax deductions related to DSIC-eligible property in the currently effective DSIC rates. On April 19, 2018, the PPUC approved the Joint Settlement without modification and reversed the ALJ's decision that would have required the Pennsylvania Companies to reflect all federal and state income tax deductions related to DSIC-eligible property in currently effective DSIC rates. On May 21, 2018, the Pennsylvania OCA filed an appeal with the Pennsylvania Commonwealth Court of the PPUC's decision of April 19, 2018. On June 11, 2018, the Pennsylvania Companies filed a Notice of Intervention in the Pennsylvania OCA's appeal to Commonwealth Court.

On February 12, 2018, the PPUC initiated a proceeding to determine the effects of the Tax Act on the tax liability of utilities and the feasibility of reflecting such impacts in rates charged to customers. On March 9, 2018, the Pennsylvania Companies submitted their calculation of the net annual effect of the Tax Act on income tax expense and rate base to be $37 million for ME, $40 million for PN, $9 million for Penn, and $30 million for WP. The Pennsylvania Companies also filed comments proposing that rates be adjusted to reflect the tax rate changes prospectively from the date of a final PPUC order via a reconcilable rider, with the amount that would otherwise accrue between January 1, 2018 and the date of a final order being used to invest in the Pennsylvania Companies’ infrastructure. On March 15, 2018, the PPUC issued a Temporary Rates Order making the Pennsylvania Companies’ rates temporary and subject to refund for six months. On May 17, 2018, the PPUC issued orders directing that the Pennsylvania Companies implement a reconcilable negative surcharge mechanism in order to refund to customers the net effect of the Tax Act for the period July 1, 2018, through December 31, 2018, to be prospectively updated for new rates effective January 1, 2019. The Pennsylvania Companies were also directed to establish a regulatory liability for the net impact of the Tax Act for the period of January 1, 2018 through June 30, 2018. On June 14, 2018, the PPUC issued an order revising this directive such that the Pennsylvania Companies must instead establish accounts to track tax savings for the period January 1, 2018, through March 14, 2018, and record regulatory liabilities associated with tax savings for only the period March 15, 2018 through June 30, 2018. The cumulative value of the tracked amounts and the regulatory liability is expected to amount to $12 million for ME, $13 million for PN, $3 million for Penn, and $10 million for WP. These amounts are expected to be addressed in the Pennsylvania Companies' next available rate proceedings, or independent filings to be made within three years, whichever comes sooner. The Pennsylvania Companies filed voluntary surcharges on June1, 2018, to adjust rates for the reduced tax rate, which were effective for bills rendered starting July 1, 2018. For the first six-month period, the surcharge is expected to return to customers $19 million for ME, $20 million for PN, $5 million for Penn, and $15 million for WP.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP's and PE's ENEC rate is updated annually.

On September 23, 2016, the WVPSC approved the Phase II energy efficiency program for MP and PE as reflected in a unanimous settlement, which includes three energy efficiency programs to meet the Phase II requirement of energy efficiency reductions of 0.5% of 2013 distribution sales for the January 1, 2017 through May 31, 2018 period, which was approved by the WVPSC in the 2012 proceeding approving the transfer of ownership of Harrison Power Station to MP. The costs for the Phase II program are expected to be $10.4 million and are eligible for recovery through the existing energy efficiency rider which is reviewed in the fuel (ENEC) case each year. On December 15, 2017, the WVPSC approved MP's and PE's proposed annual decrease in their EE&C rates, effective January 1, 2018, which decrease is not material to FirstEnergy. This Phase II energy efficiency program ended May 31, 2018.

On December 9, 2016, the WVPSC approved the annual ENEC case for MP and PE as reflected in a unanimous settlement, resulting in an increase in the ENEC rate of $25 million annually beginning January 1, 2017. In addition, ENEC rates will be maintained at the same level for a two-year period. The next ENEC filing is expected to be made by September 1, 2018.

On January 3, 2018, the WVPSC initiated a proceeding to investigate the effects of the Tax Act on the revenue requirements of utilities. MP and PE must track the tax savings resulting from the Tax Act on a monthly basis, effective January 1, 2018. On January 26, 2018, the WVPSC issued an order clarifying that regulatory accounting should be implemented as of January 1, 2018, including the recording of any regulatory liabilities resulting from the Tax Act. MP and PE filed written testimony on May 30, 2018, explaining the impact of the Tax Act on federal income tax and revenue requirements and showing an annual rate impact of $26.2 million. Other parties' testimony was filed on July 2, 2018 and MP and PE filed their rebuttal testimony on July 13, 2018. The WVPSC held evidentiary hearings on July 24-25, 2018.

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

PJM Transmission Rates

PJM and its stakeholders have been debating the proper method to allocate costs for a certain class of new transmission facilities since 2005. While FirstEnergy and other parties advocate for a traditional "beneficiary pays" (or usage based) approach, others advocate for “socializing” the costs on a load-ratio share basis, where each customer in the zone would pay based on its total usage of energy within PJM. This question has been the subject of extensive litigation before FERC and the appellate courts, including before the Seventh Circuit. On June 25, 2014, a divided three-judge panel of the Seventh Circuit ruled that FERC had not quantified the benefits that western PJM utilities would derive from certain new 500 kV or higher lines and thus had not adequately supported its decision to socialize the costs of these lines. The majority found that eastern PJM utilities are the primary beneficiaries of the lines, while western PJM utilities are only incidental beneficiaries, and that, while incidental beneficiaries should pay some share of the costs of the lines, that share should be proportionate to the benefit they derive from the lines, and not on load-ratio share in PJM as a whole. The court remanded the case to FERC, which issued an order setting the issue of cost allocation for hearing and settlement proceedings. On June 15, 2016, various parties, including ATSI and the Utilities, filed a settlement agreement at FERC agreeing to apply a combined usage based/socialization approach to cost allocation for charges to transmission customers in the PJM Region for transmission projects operating at or above 500 kV. For historical transmission costs prior to January 1, 2016, the settlement agreement provides a “black-box” schedule of credits to and payments from customers across PJM’s transmission zones. From January 1, 2016 forward, PJM will collect a charge for the revenue requirement associated with each transmission enhancement through a “50/50” calculation, with 50% based on a load-ratio share and the other 50% solution-based distribution factor (DFAX) hybrid method. On May 31, 2018, FERC approved the settlement agreement as filed, without conditions. As a result of the settlement, FirstEnergy recorded a pre-tax benefit of approximately $77 million (within the Other operating expenses line on the Consolidated Statement of Income) relating to the amount of refund the Ohio Companies will receive and retain from PJM for the period prior to January 1, 2016. For the period after January 1, 2016, FirstEnergy is currently unable to reasonably estimate the impact until PJM releases the “50/50” allocation factors and FirstEnergy calculates the respective charges and credits. PJM is expected to implement the settlement for transmission service purchased in July 2018 in customer bills beginning in August 2018. Requests for rehearing or clarification of FERC's May 31, 2018, orders and related responses remain pending before FERC.

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

Separately, FirstEnergy joined certain other PJM TOs in a protest of MISO's proposal to allocate MVP costs to energy transactions that cross MISO's borders into the PJM Region. On July 13, 2016, FERC issued its order finding it appropriate for MISO to assess an MVP usage charge for transmission exports from MISO to PJM. Various parties, including FirstEnergy and the PJM TOs, requested rehearing or clarification of FERC’s order. The requests for rehearing remain pending before FERC.

In addition, in a May 31, 2011 order, FERC ruled that the costs for certain "legacy RTEP" transmission projects in PJM approved before ATSI joined PJM could be charged to transmission customers in the ATSI zone. The amount to be paid, and the question of derived benefits, will be determined pursuant to the settlement agreement described above under "PJM Transmission Rates."

The outcome of the proceedings that address the remaining open issues related to MVP costs cannot be predicted at this time.

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

On May 21, 2018, FERC issued an order accepting the settlement agreement as filed, without conditions. Refunds for the difference between the filed rate and the settlement rate will be handled through MAIT's true-up process. In compliance with the settlement agreement, on June 15, 2018, MAIT withdrew its April 2017 request for rehearing of FERC’s March 10, 2017 order.

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

FERC Actions on Tax Act

On March 15, 2018, FERC took action to address the impact of the Tax Act on FERC-jurisdictional rates, including transmission and electric wholesale rates. FERC directed MP, PE and WP to either submit a joint filing to adjust the transmission rate for the Allegheny transmission zone in the PJM Region to address the impact of the Tax Act changes, or to “show cause” as to why such action is not required. FERC established a refund effective date of March 21, 2018 for any refunds as a result of the change in tax rate. On May 14, 2018, MP, PE and WP submitted revisions to their stated transmission rate to reflect the reduction in the federal corporate income tax rate. The revisions reduce the rate by 6.70%. There were no comments submitted in response to the proposed revisions, and the matter is now before FERC for further action. FERC is not at this time requiring other FirstEnergy FERC-jurisdictional companies to make changes to their transmission or wholesale rates. However, these rates may be affected by a related FERC "Notice of Inquiry" assessing the impact of the Tax Act on certain rate components.

Also, on March 15, 2018, FERC issued a Notice of Inquiry seeking information regarding whether and how FERC should address possible changes to accumulated deferred income taxes and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including wholesale rates. Various entities submitted responses to the Notice of Inquiry on May 21, 2018. FESC, on behalf of its transmission owning affiliates, participated in the development of separate comments submitted by Edison Electric Institute and certain PJM TOs. The matter is now before FERC for further action.

PJM Markets: Grid Reliability and Resiliency

On September 28, 2017, the Secretary of Energy released a NOPR requesting FERC to issue rules directing RTOs, including PJM, to incorporate pricing for defined “eligible grid reliability and resiliency resources” into wholesale energy markets. FERC established a docket requesting comments, and issued an order on January 8, 2018 terminating the NOPR proceeding, finding that the NOPR did not satisfy the statutory threshold requirements under the FPA for requiring changes to RTO/ISO tariffs to address resilience concerns. FERC in its order instituted a new administrative proceeding to gather additional information regarding resilience issues. Each RTO/ISO responded to a provided list of questions and various entities submitted comments. The matter is now before FERC for further action. In the event FERC orders resiliency payments in wholesale energy markets, such charges may be levied against LSEs in the PJM Region, including the Utilities. There is no deadline or requirement for FERC to act in this new proceeding and as such the outcome of the proceeding and its impact on the Utilities, if any, cannot be predicted at this time.

PJM Markets: Capacity Pricing Reform

In March 2016, a number of generation owners filed with FERC a complaint against PJM requesting that FERC expand the MOPR in the PJM Tariff to prevent the alleged artificial suppression of prices in PJM capacity markets by state-subsidized generation. However, FERC took no action at that time.

In April 2018, PJM filed with FERC two alternative proposals to modify the PJM Tariff to address concerns that state-authorized subsidies to certain generators within PJM may affect market prices. Under one approach, PJM would establish a two-stage capacity auction to enable subsidized generators to participate in the auction, but to prevent the subsidies from affecting the market clearing price. Under the alternative approach, the MOPR would be expanded to cover all generators in PJM, including vertically-integrated utility generation owners such as MP and JCP&L. PJM requested FERC action on the filing by June 29, 2018, and to make the proposed tariff revisions effective as of January 4, 2019. FESC, on behalf of its affiliates and jointly with EKPC, submitted a protest of PJM's proposals. FESC and EKPC requested FERC reject PJM's proposals, maintain the existing PJM market rules, and direct PJM to develop a holistic solution to the fundamental issues facing its markets. FESC and EKPC submitted that should FERC opt to change PJM's existing MOPR rules, FERC should accept PJM's capacity repricing option subject to additional development pursuant to PJM's stakeholder process. Various other entities also submitted protests and comments.

On June 29, 2018, FERC issued an order rejecting the March 2016 complaint and both of PJM's April 2018 proposals, finding that none of the proposed solutions to MOPR reform were just and reasonable and not unduly discriminatory. FERC established a new FPA Section 206 proceeding to develop a solution to the MOPR construct. FERC's directives in the new proceeding are to revise the MOPR so that it (i) applies to both existing and new resources that receive out-of-market subsidies with very limited exemptions; and (ii) accommodates state policies by allowing a new FRR-like alternative that would remove resources that receive out-of-market subsidies from the capacity market if the unit could be paired with a commensurate amount of load. Resources receiving out-of-market revenues could opt to stay in the capacity market but would be subject to the revised MOPR, or under the FRR-like alternative they could exit the market. FERC established a timeline for comments and expects to issue an order by January 4, 2019, so that the reformed MOPR can be implemented for the 2019 BRA. FERC instituted a refund effective date of July 11, 2018, for the new Section 206 proceeding. On July 30, 2018 FESC, on behalf of the Utilities, submitted a request for clarification or, in the alternative, rehearing of FERC's June 29, 2018 order. Specifically, FESC requested clarification regarding the applicability of FERC's directed MOPR reform to vertically-integrated resources.

On May 31, 2018, certain merchant generators filed a complaint with FERC against PJM seeking an order finding that PJM's existing MOPR mechanism is unjust and unreasonable, and implementing instead a so-called "Clean" MOPR that would apply to existing and new generation resources of all fuel types and all ownership arrangements, including regulated generation resources such as MP's and JCP&L's existing generation, that receive or have any form of "out-of-market" support, including recovery of generation costs in retail rates. The complainants request a FERC order by May 2019, so that the proposed "Clean" MOPR could be implemented in PJM's 2019 BRA. PJM answered the complaint on June 19, 2018, requesting that FERC accept one of PJM's two proposed alternatives (discussed above) instead. FESC, on behalf of its affiliates and jointly with EKPC, submitted a protest of the complaint. FESC and EKPC requested FER reject PJM's proposals, maintain the existing PJM market rules, and direct PJM to develop a holistic solution to the fundamental issues facing its market. FESC and EKPC submitted that should FERC opt to change PJM's existing MOPR rules, FERC should accept PJM's capacity repricing option subject to additional development pursuant to PJM's stakeholder process. Various other entities also submitted protests and comments. FERC did not address the Clean MOPR Complaint in its June 29, 2018 order and, in consequence, the Clean MOPR Complaint remains pending before FERC. The outcome of FERC's Section 206 proceeding and the Clean MOPR Complaint, and their impact on FirstEnergy's regulated generation sources, if any, cannot be predicted at this time.

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

The EPA tightened the primary and secondary NAAQS for ozone from the 2008 standard levels of 75 PPB to 70 PPB on October 1, 2015. The EPA stated the vast majority of U.S. counties will meet the new 70 PPB standard by 2025 due to other federal and state rules and programs but on April 30, 2018, the EPA designated fifty-one areas in twenty-two states as non-attainment; however, FirstEnergy has no power plants operating in those areas. States have roughly three years to develop implementation plans to attain the new 2015 ozone NAAQS. Depending on how the EPA and the states implement the new 2015 ozone NAAQS, the future cost of compliance may be material and changes to FirstEnergy’s operations may result. In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility's NOx emissions significantly contribute to Delaware's inability to attain the ozone NAAQS. The petition seeks a short-term NOx emission rate limit of 0.125 lb/mmBTU over an averaging period of no more than 24 hours. On September 27, 2016, the EPA extended the time frame for acting on the State of Delaware's CAA Section 126 petition by six months to April 7, 2017, but has not taken any further action. On January 2, 2018, the State of Delaware provided the EPA a notice required at least 60 days prior to filing a suit seeking to compel the EPA to either approve or deny the August 2016 CAA Section 126 petition. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3 and Pleasants Units 1 and 2, significantly contribute to Maryland's inability to attain the ozone NAAQS. The petition seeks NOx emission rate limits for the 36

EGUs by May 1, 2017. On January 3, 2017, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to July 15, 2017, but has not taken any further action. On September 27, 2017, and October 4, 2017, the State of Maryland and various environmental organizations filed complaints in the U.S. District Court for the District of Maryland seeking an order that the EPA either approve or deny the CAA Section 126 petition of November 16, 2016. On May 31, 2018, the EPA proposed to deny both the States of Delaware and Maryland petitions under CAA Section 126. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including Ohio, Pennsylvania and West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126. On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

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

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal CWA and its amendments, apply to FirstEnergy's facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy's operations.

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

In October 2009, the WVDEP issued an NPDES water discharge permit for the Fort Martin plant, which imposes TDS, sulfate concentrations and other effluent limitations for heavy metals, as well as temperature limitations. Concurrent with the issuance of the Fort Martin NPDES permit, WVDEP also issued an administrative order setting deadlines for MP to meet certain of the effluent limits that were effective immediately under the terms of the NPDES permit. MP appealed, and a stay of certain conditions of the NPDES permit and order have been granted pending a final decision on the appeal and subject to WVDEP moving to dissolve the stay. The Fort Martin NPDES permit could require an initial capital investment ranging from $150 million to $300 million in order to install technology to meet the TDS and sulfate limits, which technology may also meet certain of the other effluent limits. In March 2018, the WVDEP issued a draft NPDES Permit Renewal that, if finalized as proposed, would moot the appeal and reduce the estimated capital investment requirements. MP intends to vigorously pursue these issues but cannot predict the outcome of the appeal or estimate the possible loss or range of loss.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. Based on an assessment of the finalized regulations, the future cost of compliance and expected timing had no significant impact on FirstEnergy's existing AROs associated with CCRs. Although not currently expected, changes in timing and closure plan requirements in the future could materially and adversely impact FirstEnergy's AROs.

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of June 30, 2018, based on estimates of the total costs of cleanup, FirstEnergy's proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $116 million have been accrued through June 30, 2018. Included in the total are accrued liabilities of approximately $78 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of June 30, 2018, JCP&L, ME and PN had approximately $0.8 billion invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation of JCP&L, ME, and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

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

ASU 2016-18, "Restricted Cash" (Issued November 2016): ASU 2016-18 addresses the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is required to be applied retrospectively. As a result of adopting this standard, FirstEnergy's statement of cash flows reports changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Prior periods have been recast to conform to the current year presentation.

ASU 2017-01, "Business Combinations: Clarifying the Definition of a Business" (Issued January 2017): ASU 2017-01 assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. FirstEnergy adopted ASU 2017-01 on January 1, 2018. The ASU will be applied prospectively to future transactions.

ASU 2017-04, "Goodwill Impairment" (Issued January 2017): ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the current test, which requires calculation of a hypothetical purchase price allocation. Under the revised guidance, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill (currently Step 1 of the two-step impairment test). Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. FirstEnergy has elected to early adopt ASU 2017-04 as of January 1, 2018, and will apply this standard on a prospective basis.
ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (Issued March 2017): ASU 2017-07 requires entities to retrospectively (1) disaggregate the current-service-cost component from the other components of net benefit cost (the other components) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only service costs are eligible for capitalization on a prospective basis. FirstEnergy adopted ASU 2017-07 on January 1, 2018. Because the non-service cost components of net benefit cost are no longer eligible for capitalization after December 31, 2017, FirstEnergy has recognized these components in income as a result of adopting this standard. FirstEnergy reclassified approximately $8 million and $16 million of non-service costs from Other operating expense to Miscellaneous income for the three and six months ended June 30, 2017, respectively.

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

ASU 2016-02, "Leases (Topic 842)" (Issued February 2016 and subsequently updated to address implementation questions): The new guidance will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. There is an optional transition practical expedient that, if elected, would not require an entity to reconsider its accounting for existing land easements that are not currently accounted for as leases under the current leases guidance. In addition, new qualitative and quantitative disclosures of the amounts, timing, and uncertainty of cash flows arising from leases will be required. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Lessors and lessees will be required to apply a modified retrospective transition approach, which requires lessors and lessees to recognize and measure leases at the beginning of the earliest period presented (January 1, 2017) or initially apply the requirements of the standard in the period of adoption (January 1, 2019). Any leases that expire before the initial application date will not require any accounting adjustment. FirstEnergy does not plan to adopt these standards early. FirstEnergy expects an increase in assets and liabilities; however, it is currently assessing the impact, including monitoring utility industry implementation guidance, but expects no impact to results of operations or cash flows. FirstEnergy continues to develop its complete lease inventory, as well as identify, assess and document technical accounting issues, policy considerations, financial reporting implications and changes to internal controls and processes. In addition, FirstEnergy is in the process of implementing a third-party software tool that will assist with the initial adoption and ongoing compliance.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, FirstEnergy's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 13, "Regulatory Matters," and Note 14, "Commitments, Guarantees and Contingencies," of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

We operate in a business environment that involves significant risks, many of which are beyond our control. Management of FirstEnergy regularly evaluates the most significant risks of its businesses and reviews those risks with the Board of Directors or appropriate Committees of such Board. The following risk factors and all other information contained in this report should be considered carefully when evaluating FirstEnergy. These risk factors could affect our financial results and cause such results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Below, we have identified risks we consider material. Additional information on risk factors is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Form 10-Q that include forward-looking and other statements involving risks and uncertainties that could impact our business and financial results. The Risk Factors set forth in this Quarterly Report on Form 10-Q supersede in their entirety the Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 20, 2018, and the Risk Factors contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on April 23, 2018.
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
On July 31, 2018, FirstEnergy reached an updated agreement in principle with two groups of key FES creditors in the FES Bankruptcy with whom FirstEnergy had previously reached an agreement in principle in April 2018 while also adding FES, FENOC, and the UCC as parties to such agreement in principle.  The settlement will be subject to approval by the FE, FES, FENOC and AE Supply Boards of Directors, the execution of definitive agreements and the approval of the Bankruptcy Court. Additionally, the Bruce Mansfield certificate holders’ support for the agreement is subject to and conditioned upon the ultimate implementation of the agreed upon treatment of certain claims of the Bruce Mansfield certificate holders. There can be no assurance that a definitive settlement agreement will be finalized and approved by the Bankruptcy Court and, even if approved, whether the conditions to such settlement will be satisfied, and the actual outcome of this matter may differ materially from the terms of the agreement in principle.

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
In the FES Bankruptcy, the Value of the Collateral Securing the Secured Indebtedness of the Filing Entities May Not Be Sufficient to Ensure Repayment of Such Indebtedness and, the Ability of Holders of Such Indebtedness, Including FE, to Realize Any Such Value May Be Delayed or Otherwise Limited
The FES Bankruptcy will affect the Filing Entities’ respective properties and assets that serve as collateral securing certain of the Filing Entities’ secured indebtedness. As a result, the value of the collateral securing such indebtedness or the net proceeds from any sale or liquidation of such collateral, as applicable, may not be sufficient to pay the obligations under such secured indebtedness, including amounts owed to FE under the FES secured credit agreement. If the value of the collateral or the net proceeds of any sale of such collateral, as applicable, are not sufficient to repay all amounts due with respect to such secured indebtedness, the holders of the secured indebtedness would have an unsecured claim for the deficiency in value or proceeds against the applicable obligors alongside all other unsecured creditors of such obligor. None of the Filing Entities can assure holders of their respective secured debt that, if a sale process were to be pursued, the collateral will be salable or, if salable, that there will not be substantial delays in its sale due to, among other things, the need for regulatory authorization from the FERC, NRC or other governmental authorities, as applicable.
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

•	the risk that we may not be able to complete our planned disposition of our remaining competitive generation assets;

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

Risks Related to Business Operations Generally

If Our "FE Tomorrow" Organizational Realignment Plans Do Not Achieve the Expected Benefits, There Could Be Negative Impacts to FirstEnergy's Business, Results of Operations and Financial Condition

In support of the strategic review to exit competitive generation, management launched the FE Tomorrow initiative to define FirstEnergy's future organization to support its regulated business. FE Tomorrow is intended to align corporate services to efficiently support the regulated operations by ensuring that FirstEnergy has the right talent, organizational and cost structure to achieve our earnings growth targets. In support of the FE Tomorrow initiative, in June and early July 2018, nearly 500 employees in the shared services and utility services and sustainability organizations, which was more than 80% of the eligible employees, accepted a voluntary enhanced retirement package, which included severance compensation and a temporary pension enhancement, with most employees departing by December 31, 2018. FirstEnergy expects further talent, organizational and cost structure adjustments in order to accomplish the FE Tomorrow goals. Management expects the cost savings resulting from the FE Tomorrow initiative to support the company's growth targets. There can be no assurance that these organizational changes will result in the anticipated benefits to FirstEnergy's business, results of operations and financial condition in a timely manner if at all.

Our ability to achieve the anticipated cost savings and other benefits from FE Tomorrow within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. Further, during and following completion of FE Tomorrow, FirstEnergy could experience unexpected delays in and business disruptions resulting from supporting these initiatives, decreased productivity, higher than anticipated costs, adverse effects on employee morale and employee turnover, including the possible loss of valuable employees, any of which may impair our ability to achieve anticipated results or otherwise harm FirstEnergy's business, results of operations and financial condition.

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
We Have Coal-Fired Generation Capacity, Which Exposes Us to Risk from Regulations Relating to Coal, GHGs and CCRs
Approximately 86% of FirstEnergy's generation fleet capacity is coal-fired, totaling 3,093 MWs at MP and 1,367 MWs at AE Supply. Historically, coal-fired generating plants have greater exposure to the costs of complying with federal, state and local environmental statutes, rules and regulations relating to air emissions, including GHGs and CCR disposal, than other types of electric generation facilities. These legal requirements and any future initiatives could impose substantial additional costs and, in the case of GHG requirements, could raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities and could require our coal-fired generation plants to curtail generation or cease to generate. Failure to comply with any such existing or future legal requirements may also result in the assessment of fines and penalties. Significant resources also may be expended to defend against allegations of violations of any such requirements.
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
Certain FirstEnergy Companies Have Guaranteed the Performance of Third Parties, Which May Result in Substantial Costs or the Incurrence of Additional Debt
Certain FirstEnergy companies have issued guarantees of the performance of others, which obligates such FirstEnergy companies to perform in the event that the third parties do not perform. For instance, FE is a guarantor under a syndicated senior secured term loan facility, under which Global Holding's outstanding principal balance is $235 million at June 30, 2018. In the event of non-performance by the third parties, FirstEnergy could incur substantial cost to fulfill this obligation and other obligations under such guarantees. Such performance guarantees could have a material adverse impact on our financial position and operating results.
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
State Rate Regulation May Delay or Deny Full Recovery of Costs and Impose Risks on Our Operations. Any Denial of or Delay in Cost Recovery Could Have an Adverse Effect on Our Business, Results of Operations, Cash Flows and Financial Condition
Each of the Utilities' retail rates are set by its respective regulatory agency for utilities in the state in which it operates - in Maryland by the MDPSC, in Ohio by the PUCO, in New Jersey by the NJBPU, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC - through traditional, cost-based regulated utility ratemaking. As a result, any of the Utilities may not be permitted to recover its costs and, even if it is able to do so, there may be a significant delay between the time it incurs such costs and the time it is allowed to recover them. Factors that may affect outcomes in the distribution rate cases include: (i) the value of plant in service; (ii) authorized rate of return; (iii) capital structure (including hypothetical capital structures); (iv) depreciation rates; (v) the allocation of shared costs, including consolidated deferred income taxes and income taxes payable across the Utilities; (vi) regulatory approval of rate recovery mechanisms for capital spending programs (including for example accelerated deployment of smart meters); and (vii) the accuracy of forecasts used for ratemaking purposes in "future test year" cases.
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

Federal Rate Regulation May Delay or Deny Full Recovery of Costs and Impose Risks on Our Operations. Any Denial or Reduction of, or Delay in Cost Recovery Could Have an Adverse Effect on Our Business, Results of Operations, Cash Flows and Financial Condition
FERC policy currently permits recovery of prudently-incurred costs associated with cost-of-service-based wholesale power rates and the expansion and updating of transmission infrastructure within its jurisdiction. If FERC were to adopt a different policy regarding recovery of transmission costs if transmission needs do not continue or develop as projected or if there is any resulting delay in cost recovery, our strategy of investing in transmission could be affected. If FERC were to lower the rate of return it has authorized for FirstEnergy's cost-based wholesale power rates or transmission investments and facilities, it could reduce future earnings and cash flows, and impact our financial condition.
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
In addition, in December 2017, Congress passed the Tax Act. Various state regulatory proceedings have been initiated to investigate the impact of the Tax Act on the Utilities’ rates and charges, and FERC recently took action to address the impact of the Tax Act on FERC-jurisdictional rates, including transmission and electric wholesale rates. FirstEnergy continues to work with state regulatory commissions to determine appropriate changes to customer rates and, beginning in the first quarter of 2018, began to track and apply regulatory accounting treatment for the expected rate impact of changes in current taxes resulting from the Tax Act. FirstEnergy has also reflected the impact of changes to current taxes in its normal update to FERC-jurisdictional formula transmission rates and will continue to work with the commission regarding whether and how FERC should address possible changes to transmission and wholesale rates resulting from the Tax Act.
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
On January 22, 2018, FE issued $2.5 billion of equity, which included $1.62 billion of mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The issuance of common equity created some dilution to existing common holders. The preferred shares contain an optional conversion for holders beginning in July 2018, and any remaining preferred shares will mandatorily convert in 18 months from issuance, subject to limited exceptions.
Upon the conversion of the mandatorily convertible preferred stock, additional shares, up to a maximum of 58,964,222 shares, of our common stock will be issued, which results in dilution to our common stockholders, and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock. As of July 27, 2018, 224,714 shares of preferred stock have been converted into 8,195,257 shares of common stock at the option of the holders.

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
The Recognition of Impairments of Goodwill and Long-Lived Assets Has Adversely Affected Our Results of Operations and Additional Impairments Could Have a Material Adverse Effect on FirstEnergy’s Business, Financial Condition, Results of Operations, Liquidity and the Trading Price of FirstEnergy's Securities
We have approximately $5.6 billion of goodwill on our Consolidated Balance Sheet as of June 30, 2018. Goodwill is tested for impairment annually as of July 31 or whenever events or changes in circumstances indicate impairment may have occurred. Key assumptions incorporated in the estimated cash flows used for the impairment analysis requiring significant management judgment include: discount rates, growth rates, future energy and capacity pricing, projected operating income, changes in working capital, projected capital expenditures, projected funding of pension plans, expected results of future rate proceedings, the impact of pending carbon and other environmental legislation and terminal multiples.
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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

FE is attaching Exhibit 99 for the purpose of updating the description of its capital stock to primarily reflect the previously disclosed designation of Series A Convertible Preferred Stock. The Description of Capital Stock is attached as Exhibit 99 and is incorporated herein by reference. The Company is filing the attached Description of Capital Stock for the purpose of incorporating it by reference into registration statements filed by the Company.

The attached description highlights important terms of the capital stock as of the date hereof. This description is not a complete description of the terms of the capital stock and is qualified by reference to FirstEnergy's Amended Articles of Incorporation and Amended Code of Regulations, each as amended and as previously filed with the SEC, as well as the applicable provisions of Ohio law.
ITEM 6.        EXHIBITS

Exhibit Number		Description

(A)	3	FirstEnergy Corp. Amended Code of Regulations, as amended May 17, 2011.
(B)	10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to FE's Form 8-K filed May 16, 2018, Exhibit 10.1, File No. 333-21011).
(B)	10.2	Executive Voluntary Enhanced Retirement Program (incorporated by reference to FE's Form 8-K filed July 23, 2018, Exhibit 10.1, File No. 333-21011).
(A)	12	Consolidated ratios of earnings to fixed charges.
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a).
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a).
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.
(A)	99	Description of Capital Stock of FirstEnergy Corp.
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

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
July 31, 2018

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer