Form 10-Q
period 2018-09-30
FIRSTENERGY CORP
filed 2018-10-25
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Non-accelerated Filer ☐

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

Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF SEPTEMBER 30, 2018
FirstEnergy Corp., $0.10 par value	511,445,350
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

•
The risks that conditions to the definitive settlement agreement with respect to the FES Bankruptcy may not be met or that the settlement agreement may not be otherwise consummated, and if so, the potential for litigation and payment demands against FirstEnergy by FES, FENOC or their creditors.

•	The risks associated with the FES Bankruptcy that could adversely affect FirstEnergy, its liquidity or results of operations.

•	The accomplishment of our regulatory and operational goals in connection with our transmission and distribution investment plans.

•
Changes in assumptions regarding economic conditions within our territories, assessment of the reliability of our transmission and distribution system, or the availability of capital or other resources supporting identified transmission and distribution investment opportunities.

•
The ability to accomplish or realize anticipated benefits from strategic and financial goals, including, but not limited to, our strategy to operate as a fully regulated business and to grow the Regulated Distribution and Regulated Transmission segments to continue to reduce costs through FE Tomorrow and other initiatives and to improve our credit metrics and strengthen our balance sheet.

•	The risks and uncertainties associated with litigation, arbitration, mediation and like proceedings.

•
The uncertainties associated with the sale, transfer or deactivation of our remaining commodity-based generating units, including the impact on vendor commitments, and as it relates to the reliability of the transmission grid, the timing thereof.

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

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in FirstEnergy’s filings with the SEC, including but not limited to this Quarterly Report on Form 10-Q, which risk factors supersede and replace the risk factors contained in the Annual Report on Form 10-K and previous Quarterly Reports on Form 10-Q, and any subsequent Current Reports on Form 8-K. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on FirstEnergy's business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. FirstEnergy expressly disclaims any obligation to update or revise, except as required by law, any forward-looking statements contained herein as a result of new information, future events or otherwise.

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE	Allegheny Energy, Inc., a Maryland utility holding company that merged with a subsidiary of FirstEnergy on February 25, 2011, which subsequently merged with and into FE on January 1, 2014
AESC	Allegheny Energy Service Corporation, a subsidiary of FirstEnergy Corp.
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of FE
AGC	Allegheny Generating Company, formerly a generation subsidiary of AE Supply that became a subsidiary of MP in May 2018
ATSI	American Transmission Systems, Incorporated, formerly a direct subsidiary of FE that became a subsidiary of FET in April 2012, which owns and operates transmission facilities
BSPC	Bay Shore Power Company
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
CES	Competitive Energy Services, formerly a reportable operating segment of FirstEnergy
FE	FirstEnergy Corp., a public utility holding company
FENOC	FirstEnergy Nuclear Operating Company, a subsidiary of FE, which operates NG's nuclear generating facilities
FES
FirstEnergy Solutions Corp., together with its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, which provides unregulated energy-related products and services

FES Debtors	FES and FENOC
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, formerly known as Allegheny Energy Transmission, LLC, which is the parent of ATSI, TrAIL and MAIT, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	FirstEnergy Generation, LLC, a wholly owned subsidiary of FES, which owns and operates non-nuclear generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a wholly owned subsidiary of FG, which has certain leasehold interests in a portion of Unit 1 at the Bruce Mansfield plant
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPU	GPU, Inc., former parent of JCP&L, ME and PN, that merged with FE on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	FirstEnergy Nuclear Generation, LLC, a wholly owned subsidiary of FES, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:
AAA	American Arbitration Association

GLOSSARY OF TERMS, Continued

ACE	Affordable Clean Energy
ADIT	Accumulated Deferred Income Taxes
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ARR	Auction Revenue Right
ASC	Accounting Standard Codification
ASU	Accounting Standards Update
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron
BGS	Basic Generation Service
BNSF	BNSF Railway Company
BRA	PJM Reliability Pricing Model Base Residual Auction
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
CPP	EPA's Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CSX	CSX Transportation, Inc.
CTA	Consolidated Tax Adjustment
CWA	Clean Water Act
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DCR	Delivery Capital Recovery
DMR	Distribution Modernization Rider
DOE	United States Department of Energy
DPM	Distribution Platform Modernization
DR	Demand Response
DSIC	Distribution System Improvement Charge
DSP	Default Service Plan
EDC	Electric Distribution Company
EDCP	Executive Deferred Compensation Plan
EE&C	Energy Efficiency and Conservation
EGS	Electric Generation Supplier
EGU	Electric Generation Units
EKPC	East Kentucky Power Cooperative, Inc.
ELPC	Environmental Law & Policy Center
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
EPA	United States Environmental Protection Agency
EPS	Earnings per Share
ERO	Electric Reliability Organization
ESP IV	Electric Security Plan IV
ESP IV PPA	Unit Power Agreement entered into on April 1, 2016 by and between the Ohio Companies and FES
Facebook®	Facebook is a registered trademark of Facebook, Inc.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission

GLOSSARY OF TERMS, Continued

FE Tomorrow
FirstEnergy's initiative launched in late 2016 to identify its optimal organizational structure and properly align corporate costs and systems to efficiently support a fully regulated company going forward

FES Bankruptcy	Voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court by the FES Debtors.
Fitch	Fitch Ratings
FMB	First Mortgage Bond
FPA	Federal Power Act
FRR	Fixed Resource Requirement
FTR	Financial Transmission Right
GAAP	Accounting Principles Generally Accepted in the United States of America
GHG	Greenhouse Gases
HCl	Hydrochloric Acid
ICE	Intercontinental Exchange, Inc.
IIP	Infrastructure Investment Program
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISO	Independent System Operator
JCP&L Reliability Plus	JCP&L Reliability Plus Infrastructure Investment Program
kV	Kilovolt
KWH	Kilowatt-hour
LBR	Little Blue Run
LIBOR	London Interbank Offered Rate
LOC	Letter of Credit
LS Power	LS Power Equity Partners III, LP
LSE	Load Serving Entity
LTIIPs	Long-Term Infrastructure Improvement Plans
MATS	Mercury and Air Toxics Standards
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plants
MISO	Midcontinent Independent System Operator, Inc.
MLP	Master Limited Partnership
mmBTU	Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.
MOPR	Minimum Offer Price Rule
MVP	Multi-Value Project
MW	Megawatt
MWH	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NJAPA	New Jersey Administrative Procedure Act
NJBPU	New Jersey Board of Public Utilities
NOAC	Northwest Ohio Aggregation Coalition
NOL	Net Operating Loss
NOPR	Notice of Proposed Rulemaking
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NUG	Non-Utility Generation
NYPSC	New York State Public Service Commission

GLOSSARY OF TERMS, Continued

OCA	Office of Consumer Advocate
OCC	Ohio Consumers' Counsel
OMAEG	Ohio Manufacturers' Association Energy Group
OPEB	Other Post-Employment Benefits
OPIC	Other Paid-in Capital
ORC	Ohio Revised Code
OTTI	Other Than Temporary Impairments
OVEC	Ohio Valley Electric Corporation
PA DEP	Pennsylvania Department of Environmental Protection
PCB	Polychlorinated Biphenyl
PCRB	Pollution Control Revenue Bond
PJM	PJM Interconnection, L.L.C.
PJM Region	The aggregate of the zones within PJM
PJM Tariff	PJM Open Access Transmission Tariff
PM	Particulate Matter
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Purchase Power Agreement
PPB	Parts Per Billion
PPUC	Pennsylvania Public Utility Commission
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCO	Public Utilities Commission of Ohio
PURPA	Public Utility Regulatory Policies Act of 1978
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Credit
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
REIT	Real Estate Investment Trust
RFC	ReliabilityFirst Corporation
RFP	Request for Proposal
RGGI	Regional Greenhouse Gas Initiative
ROE	Return on Equity
RRS	Retail Rate Stability
RSS	Rich Site Summary
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
RWG	Restructuring Working Group
S&P	Standard & Poor’s Ratings Service
SB310	Substitute Ohio Senate Bill No. 310
SBC	Societal Benefits Charge
SEC	United States Securities and Exchange Commission
Seventh Circuit	United States Court of Appeals for the Seventh Circuit
SIP	State Implementation Plan(s) Under the Clean Air Act
SO2	Sulfur Dioxide
Sixth Circuit	United States Court of Appeals for the Sixth Circuit
SOS	Standard Offer Service
SPE	Special Purpose Entity
SREC	Solar Renewable Energy Credit
SSO	Standard Service Offer
Tax Act	Tax Cuts and Jobs Act, adopted December 22, 2017
TDS	Total Dissolved Solid
TMI-2	Three Mile Island Unit 2

v

GLOSSARY OF TERMS, Continued

TO	Transmission Owner
Twitter®	Twitter is a registered trademark of Twitter, Inc.
UCC	Official committee of unsecured creditors appointed in connection with the FES Bankruptcy
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVDEP	West Virginia Department of Environmental Protection
WVPSC	Public Service Commission of West Virginia

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions, except per share amounts)	2018	2017	2018	2017

REVENUES:
Distribution services and retail generation	$2,463	$2,334	$6,807	$6,558
Transmission	341	337	996	968
Other	260	239	748	721
Total revenues(1)	3,064	2,910	8,551	8,247

OPERATING EXPENSES:
Fuel	137	126	404	396
Purchased power	876	774	2,393	2,215
Other operating expenses	739	652	2,363	1,958
Provision for depreciation	283	261	843	765
Amortization (deferral) of regulatory assets, net	67	113	(188)	274
General taxes	252	238	746	703
Impairment of assets	—	13	—	13
Total operating expenses	2,354	2,177	6,561	6,324

OPERATING INCOME	710	733	1,990	1,923

OTHER INCOME (EXPENSE):
Miscellaneous income, net	49	19	164	44
Interest expense	(255)	(262)	(858)	(751)
Capitalized financing costs	16	13	47	39
Total other expense	(190)	(230)	(647)	(668)

INCOME BEFORE INCOME TAXES	520	503	1,343	1,255

INCOME TAXES	133	202	503	483

INCOME FROM CONTINUING OPERATIONS	387	301	840	772

Discontinued operations (Note 3)(2)	(845)	95	370	3

NET INCOME (LOSS)	$(458)	$396	$1,210	$775

INCOME ALLOCATED TO PREFERRED STOCKHOLDERS (Note 4)	54	—	357	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(512)	$396	$853	$775

EARNINGS PER SHARE OF COMMON STOCK (Note 4):
Basic - Continuing Operations	$0.66	$0.68	$1.00	$1.74
Basic - Discontinued Operations	(1.68)	0.21	0.76	0.01
Basic - Net Income (Loss) Attributable to Common Stockholders	$(1.02)	$0.89	$1.76	$1.75

Diluted - Continuing Operations	$0.66	$0.68	$0.99	$1.73
Diluted - Discontinued Operations	(1.68)	0.21	0.76	0.01
Diluted - Net Income (Loss) Attributable to Common Stockholders	$(1.02)	$0.89	$1.75	$1.74

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	503	444	485	444
Diluted	505	446	487	445

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.72	$0.72	$1.44	$1.44

(1) Includes excise tax collections of $104 million and $102 million in the three months ended September 30, 2018 and 2017, respectively, and $293 million in the nine months ended September 30, 2018 and 2017.

(2) Net of income tax expense (benefit) of $(354) million and $37 million for the three months ended September 30, 2018 and 2017, respectively, and income tax benefits of $(1.3) billion and $(1) million for the nine months ended September 30, 2018 and 2017, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017

NET INCOME (LOSS)	$(458)	$396	$1,210	$775

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(18)	(19)	(55)	(55)
Amortized losses on derivative hedges	2	4	19	8
Change in unrealized gains on available-for-sale securities	—	(6)	(106)	8
Other comprehensive loss	(16)	(21)	(142)	(39)
Income tax benefits on other comprehensive loss	(4)	(9)	(61)	(16)
Other comprehensive loss, net of tax	(12)	(12)	(81)	(23)

COMPREHENSIVE INCOME (LOSS)	$(470)	$384	$1,129	$752

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$436	$588
Restricted cash	51	51
Receivables-
Customers, net of allowance for uncollectible accounts of $49 in 2018 and 2017	1,317	1,282
Other, net of allowance for uncollectible accounts of $2 in 2018 and $1 in 2017	299	170
Materials and supplies, at average cost	240	236
Prepaid taxes and other	236	151
Current assets - discontinued operations	17	632
	2,596	3,110
PROPERTY, PLANT AND EQUIPMENT:
In service	38,585	37,113
Less — Accumulated provision for depreciation	10,468	10,011
	28,117	27,102
Construction work in progress	1,290	999
	29,407	28,101

PROPERTY, PLANT AND EQUIPMENT, NET - DISCONTINUED OPERATIONS	—	1,132

INVESTMENTS:
Nuclear plant decommissioning trusts	822	822
Nuclear fuel disposal trust	253	251
Other	254	255
Investments - discontinued operations	—	1,875
	1,329	3,203
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,618	5,618
Regulatory assets	80	40
Other	413	697
Deferred charges and other assets - discontinued operations	—	356
	6,111	6,711
	$39,443	$42,257
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$1,128	$558
Short-term borrowings	1,700	300
Accounts payable	997	827
Accounts payable - affiliated companies	107	—
Accrued taxes	529	533
Accrued compensation and benefits	300	257
Collateral	27	39
Other	1,012	621
Current liabilities - discontinued operations	—	978
	5,800	4,113
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 511,445,350 and 445,334,111 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	51	44
Preferred stock, $100 par value, authorized 5,000,000 shares, of which 1,616,000 are designated Series A Convertible Preferred - 704,589 shares outstanding as of September 30, 2018	70	—
Other paid-in capital	11,708	10,001
Accumulated other comprehensive income	61	142
Accumulated deficit	(5,017)	(6,262)
Total stockholders’ equity	6,873	3,925
Long-term debt and other long-term obligations	16,608	18,687
	23,481	22,612
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,427	3,171
Retirement benefits	2,742	3,975
Regulatory liabilities	2,673	2,720
Asset retirement obligations	630	570
Adverse power contract liability	99	130
Other	1,591	1,438
Noncurrent liabilities - discontinued operations	—	3,528
	10,162	15,532
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 14)
	$39,443	$42,257

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,210	$775
Adjustments to reconcile net income to net cash from operating activities-
Gain on disposal, net of tax (Note 3)	(405)	—
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	1,003	1,307
Deferred income taxes and investment tax credits, net	462	453
Impairment of assets and related charges	—	162
Retirement benefits, net of payments	(113)	28
Pension trust contributions	(1,250)	—
Unrealized (gain) loss on derivative transactions	(5)	64
Changes in current assets and liabilities-
Receivables	(254)	73
Materials and supplies	43	(6)
Prepaid taxes and other	(114)	(41)
Accounts payable	125	(22)
Accrued taxes	(125)	(161)
Accrued compensation and benefits	(19)	(54)
Other current liabilities	(140)	13
Collateral, net	(21)	19
Other	161	152
Net cash provided from operating activities	558	2,762

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	624	4,050
Short-term borrowings, net	1,400	—
Preferred stock issuance	1,616	—
Common stock issuance	850	—
Redemptions and Repayments-
Long-term debt	(2,278)	(1,711)
Short-term borrowings, net	—	(2,175)
Make-whole premiums paid on debt redemptions	(89)	—
Preferred stock dividend payments	(52)	—
Common stock dividend payments	(527)	(478)
Other	(21)	(67)
Net cash provided from (used for) financing activities	1,523	(381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,942)	(1,847)
Nuclear fuel	—	(156)
Proceeds from asset sales	419	—
Sales of investment securities held in trusts	736	1,923
Purchases of investment securities held in trusts	(780)	(1,995)
Notes receivable from affiliated companies	(500)	—
Asset removal costs	(171)	(130)
Other	1	(1)
Net cash used for investing activities	(2,237)	(2,206)

Net change in cash and cash equivalents and restricted cash	(156)	175
Cash, cash equivalents and restricted cash at beginning of period	643	260
Cash, cash equivalents and restricted cash at end of period	$487	$435

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transaction, beneficial conversion feature (Note 4)	$296	$—
Non-cash transaction, deemed dividend preferred stock (Note 4)	$(296)	$—

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

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s ten utility operating companies comprise one of the nation’s largest investor-owned electric systems, based on serving over six million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include approximately 24,500 miles of lines and two regional transmission operation centers. Additionally, its regulated generation subsidiaries control 3,790 MWs of capacity and AE Supply controls 1,367 MWs of capacity (1,300 MWs related to the Pleasants Power Station).
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

FE and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation as appropriate and permitted pursuant to GAAP. FE and its subsidiaries consolidate a VIE when it is determined that it is the primary beneficiary (see Note 8, "Variable Interest Entities"). Investments in affiliates over which FE and its subsidiaries have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage of FE's ownership share of the entity’s earnings is reported in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Certain prior year amounts have been reclassified to conform to the current year presentation, as discussed in "New Accounting Pronouncements" and Note 3, "Discontinued Operations."

FES and FENOC Chapter 11 Filing
On March 31, 2018, the FES Debtors announced that, in order to facilitate an orderly financial restructuring, they filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court (which is referred to throughout as the FES Bankruptcy). As a result of the bankruptcy filings, FirstEnergy concluded that it no longer had a controlling interest in the FES Debtors as the entities are subject to the jurisdiction of the Bankruptcy Court and, accordingly, as of March 31, 2018, the FES Debtors were deconsolidated from FirstEnergy’s consolidated financial statements. Since such time, FE has accounted and will account for its investments in the FES Debtors at fair values of zero. FE concluded that in connection with the disposal, FES and FENOC became discontinued operations. In connection with the disposal, FE recorded a gain on deconsolidation (net of taxes) of approximately $1.2 billion in the first quarter of 2018. See Note 3, "Discontinued Operations," for additional information.

On April 23, 2018, FirstEnergy and two groups of key FES creditors (collectively, the FES Key Creditor Groups) reached an agreement in principle to resolve certain claims by FirstEnergy against the FES Debtors and all claims by the FES Debtors and their creditors against FirstEnergy. The FES Debtors and the UCC subsequently joined settlement discussions with FirstEnergy and the FES Key Creditor Groups. On August 26, 2018, FirstEnergy, the FES Key Creditor Groups, the FES Debtors and the UCC entered into a definitive settlement agreement which was approved by order of the Bankruptcy Court on September 26, 2018. The settlement agreement includes the following terms, among others:

•
FE will pay certain pre-petition FES and FENOC employee-related obligations, which include unfunded pension obligations and other employee benefits, and provides for the waiver of all pre-petition claims (other than those claims under the Tax Allocation Agreement for the 2018 tax year) against the FES Debtors related to the FES Debtors and their businesses, including the full borrowings by FES under the $500 million secured credit facility, the $200 million credit agreement being used to support surety bonds, the BNSF/CSX rail settlement guarantee, and the FES Debtors' unfunded pension obligations, all of which were previously accounted for in the first quarter of 2018 gain on deconsolidation.

•	The full release of all claims against FirstEnergy by the FES Debtors and their creditors.

•	A $225 million cash payment from FirstEnergy.

•
A $628 million aggregate principal amount note issuance by FirstEnergy to the FES Debtors, which may be decreased by the amount, if any, of cash paid by FirstEnergy to the FES Debtors under the Intercompany Income Tax Allocation Agreement for the tax benefits related to the sale or deactivation of certain plants.

•
Transfer of the Pleasants Power Station and related assets to FES or its designee for the benefit of FES’ creditors, which resulted in a pre-tax charge of $43 million in the third quarter of 2018, and a requirement that FE continue to provide FES access to the McElroy's Run CCR Impoundment Facility, which is not being transferred. Prior to transfer and beginning no later than January 1, 2019, FES will acquire the economic interests in Pleasants and AE Supply will operate Pleasants until the transfer. FE will provide certain guarantees for retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility.

•
FirstEnergy agrees to waive all pre-petition claims related to shared services and credit nine-months of the FES Debtors' shared service costs beginning as of April 1, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.

•
FirstEnergy agrees to fund through its pension plan a pension enhancement, subject to a cap, should FES offer a voluntary enhanced retirement package in 2019 and to offer certain other employee benefits.

•
FirstEnergy agrees to perform under the Intracompany Tax Allocation Agreement through the FES Debtors’ emergence from bankruptcy, at which time FirstEnergy will waive a 2017 overpayment for NOLs of approximately $71 million, reverse 2018 estimated payments for NOLs of approximately $88 million and pay the FES Debtors for the use of NOLs in an amount no less than $66 million (of which approximately $20 million has been paid through September 30, 2018).

FirstEnergy has determined a loss is probable with respect to the FES Bankruptcy and recorded a pre-tax charge in the third quarter of 2018 of $1.2 billion within Discontinued Operations, which reflects the current estimate of the commitments and payments under the settlement agreement.
The settlement agreement remains subject to satisfaction of the conditions set forth therein, most notably the issuance of a final order by the Bankruptcy Court approving the plan or plans of reorganization for the FES Debtors that are acceptable to FirstEnergy consistent with the requirements of the settlement agreement. There can be no assurance that such conditions will be satisfied or the settlement agreement will be otherwise consummated, and the actual outcome of this matter may differ materially from the terms of the agreement described herein. FirstEnergy will continue to evaluate the impact of any new factors on the settlement and their relative impact on the financial statements.
In connection with the settlement agreement, FirstEnergy entered into a separation agreement with the FES Debtors to implement the separation of the FES Debtors and their businesses from FirstEnergy. A business separation committee has been established between FirstEnergy and the FES Debtors to review and determine issues that arise in the context of the separation of the FES Debtors’ businesses from those of FirstEnergy.
Capitalized Financing Costs

For each of the three months ended September 30, 2018 and 2017, capitalized financing costs on FirstEnergy's Consolidated Statements of Income (Loss) include $11 million and $8 million, respectively, of allowance for equity funds used during construction and $5 million of capitalized interest. For each of the nine months ended September 30, 2018 and 2017, capitalized financing costs on FirstEnergy's Consolidated Statements of Income (Loss) include $33 million and $25 million, respectively, of allowance for equity funds used during construction and $14 million of capitalized interest.

Restricted Cash

Restricted cash primarily relates to the consolidated VIE's discussed in Note 8, "Variable Interest Entities." The cash collected from JCP&L, MP, PE and the Ohio Companies' customers is used to service debt of their respective funding companies.

Goodwill

FirstEnergy evaluates goodwill for impairment annually on July 31 and more frequently if indicators of impairment arise. For 2018, FirstEnergy performed a qualitative assessment of the Regulated Distribution and Regulated Transmission reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment include: growth rates, interest rates, expected capital expenditures, utility sector market performance and other market considerations. It was determined that the fair value of these reporting units was, more likely than not, greater than their carrying value and a quantitative analysis was not necessary.

New Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2014-09, "Revenue from Contracts with Customers" (Issued May 2014 and subsequently updated to address implementation questions): The new revenue recognition guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. FirstEnergy evaluated its revenues and the new guidance had immaterial impacts to recognition practices upon adoption on January 1, 2018. As part of the adoption, FirstEnergy elected to apply the new guidance on a modified retrospective basis. FirstEnergy did not record a cumulative effect adjustment to retained earnings for initially applying the new guidance as no revenue recognition differences were identified in the timing or amount of revenue. In addition, upon adoption, certain immaterial financial statement presentation changes were implemented. See Note 2, "Revenue," for additional information on FirstEnergy's revenues.

ASU 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (Issued January 2016 and subsequently updated in 2018): ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. FirstEnergy adopted this standard on January 1, 2018, and recognizes all gains and losses for equity securities in income with the exception of those that are accounted for under the equity method of accounting. The NDT equity portfolios of JCP&L, ME and PN will not be impacted as unrealized gains and losses will continue to be offset against regulatory assets or liabilities. As a result of adopting this standard, FirstEnergy recorded a pre-tax cumulative effect adjustment to retained earnings of $115 million on January 1, 2018, representing unrealized gains on equity securities with FES NDTs that were previously recorded to AOCI. Following deconsolidation of the FES Debtors, the adoption of this standard is not expected to have a material impact on FirstEnergy's financial statements as the majority of its equity securities are offset against a regulatory asset or liability.

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
ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (Issued March 2017): ASU 2017-07 requires entities to retrospectively (1) disaggregate the current-service-cost component from the other components of net benefit cost (the other components) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only service costs are eligible for capitalization on a prospective basis. FirstEnergy adopted ASU 2017-07 on January 1, 2018. Because the non-service cost components of net benefit cost are no longer eligible for capitalization after December 31, 2017, FirstEnergy has recognized these components in income as a result of adopting this standard. FirstEnergy reclassified approximately $7 million and $23 million of non-service costs from Other operating expenses to Miscellaneous income, net, for the three and nine months ended September 30, 2017, respectively.

ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (Issued February 2018): ASU 2018-02 allows entities to reclassify from AOCI to retained earnings stranded tax effects resulting from the Tax Act. FirstEnergy early adopted this standard during the first quarter of 2018 and has elected to present the change in the period of adoption. Upon adoption, FirstEnergy recorded a $22 million cumulative effect adjustment for stranded tax effects, such as pension and OPEB prior service costs and losses on derivative hedges, to retained earnings on January 1, 2018, of which $8 million was related to the FES Debtors.

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

ASU 2016-02, "Leases (Topic 842)" (Issued February 2016 and subsequently updated to address implementation questions): The new guidance will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets as well as new qualitative and quantitative disclosures. FirstEnergy expects an increase in assets and liabilities; however, it is currently assessing the impact, including monitoring utility industry implementation guidance, but expects no impact to results of operations or cash flows. FirstEnergy has developed its complete lease inventory and continues to identify, assess and document technical accounting issues, policy considerations, financial reporting implications and changes to internal controls and processes. In addition, FirstEnergy is in the process of implementing a third-party software tool that will assist with the initial adoption and ongoing compliance. The standard provides a number of transition practical expedients that entities may elect. These include a "package of three" expedients that must be taken together and allow entities to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases. A separate practical expedient allows entities to not evaluate land easements under the new guidance at adoption if they were not previously accounted for as leases. Additionally, entities have the option to apply the requirements of the standard in the period of adoption (January 1, 2019) with no restatement of prior periods. FirstEnergy expects to elect all of these practical expedients. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. FirstEnergy does not expect to adopt this standard early.

ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (Issued August 2018): ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customers in a software licensing arrangement. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.

ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" (Issued August 2018): ASU 2018-14 amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The guidance is required to be applied on a retrospective basis and will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted.
ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" (Issued August 2018): ASU 2018-14 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements.

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

The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2018, by type of service from each reportable segment:

	For the Three Months Ended September 30, 2018
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$1,440	$—	$(22)	$1,418
Retail generation	1,059	—	(14)	1,045
Wholesale sales(2)	133	—	6	139
Transmission(2)	—	341	—	341
Other	43	—	—	43
Total revenues from contracts with customers	$2,675	$341	$(30)	$2,986
ARP	66	—	—	66
Other non-customer revenue	25	5	(18)	12
Total revenues	$2,766	$346	$(48)	$3,064
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $29 million in net reductions to revenue related to amounts subject to refund resulting from the Tax Act ($27 million at Regulated Distribution and $2 million at Regulated Transmission).

	For the Nine Months Ended September 30, 2018
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments(1)	Total
	(In millions)
Distribution services(2)	$3,949	$—	$(81)	$3,868
Retail generation	2,981	—	(42)	2,939
Wholesale sales(2)	377	—	16	393
Transmission(2)	—	996	—	996
Other	113	—	4	117
Total revenues from contracts with customers	$7,420	$996	$(103)	$8,313
ARP	190	—	—	190
Other non-customer revenue	84	14	(50)	48
Total revenues	$7,694	$1,010	$(153)	$8,551
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $113 million in reductions to revenue related to amounts subject to refund resulting from the Tax Act ($109 million at Regulated Distribution and $4 million at Regulated Transmission).

Other non-customer revenue includes revenue from derivatives of $4 million and $18 million for the three and nine months ended September 30, 2018, respectively.

Regulated Distribution

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies and also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey. Each of the Utilities earns revenue from state-regulated rate tariffs under which it provides distribution services to residential, commercial and industrial customers in its service territory. The Utilities are obligated under the regulated construct to deliver power to customers reliably, as it is needed, which creates an implied monthly contract with the end-use customer. See Note 13, "Regulatory Matters," for additional information on rate recovery mechanisms. Distribution and electric revenues are recognized over time as electricity is distributed and delivered to the customer and the customers consume the electricity immediately as delivery occurs.

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

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the three and nine months ended September 30, 2018, by class:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Revenues by Customer Class
	(In millions)
Residential	$1,572	$4,290
Commercial	628	1,778
Industrial	276	792
Other	23	70
Total Revenues	$2,499	$6,930

Wholesale sales primarily consist of generation and capacity sales into the PJM market from FirstEnergy's regulated electric generation capacity and NUGs. Certain of the Utilities may also purchase power from PJM to supply power to their customers. Generally, these power sales from generation and purchases to serve load are netted hourly and reported gross as either revenues or purchased power on the Consolidated Statements of Income (Loss) based on whether the entity was a net seller or buyer each hour. Capacity revenues are recognized ratably over the PJM planning year at prices cleared in the annual BRA and incremental auctions. Capacity purchases and sales through PJM capacity auctions are reported within revenues on the Consolidated Statements of Income (Loss). Certain capacity income (bonuses) and charges (penalties) related to the availability of units that have cleared in the auctions are unknown and not recorded in revenue until, and unless, they occur.

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

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the three and nine months ended September 30, 2018, by transmission owner:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Revenues from Contracts with Customers by Transmission Asset Owner
	(In millions)
ATSI	$167	$492
TrAIL	60	183
MAIT	43	106
Other	71	215
Total Revenues	$341	$996
3. DISCONTINUED OPERATIONS

FES, FENOC, BSPC and a portion of AE Supply (including the Pleasants Power Station), representing substantially all of FirstEnergy’s operations that previously comprised the CES reportable operating segment, are presented as discontinued operations in FirstEnergy’s consolidated financial statements resulting from the FES Bankruptcy and actions taken as part of the strategic review to exit commodity-exposed generation, as discussed below. During the third quarter of 2018, the Pleasants Power Station was reclassified to discontinued operations following its inclusion in the definitive settlement agreement for the benefit of FES' creditors. Prior period results have been reclassified to conform with such presentation as discontinued operations.

FES and FENOC Chapter 11 Filing

As discussed in Note 1, "Organization and Basis of Presentation," on March 31, 2018, FES and FENOC announced the FES Bankruptcy. FirstEnergy concluded that it no longer has a controlling interest in the FES Debtors, as the entities are subject to the jurisdiction of the Bankruptcy Court and, accordingly, as of March 31, 2018, FES and FENOC were deconsolidated from FirstEnergy's consolidated financial statements, and FirstEnergy has accounted and will account for its investments in FES and FENOC at fair values of zero.
By eliminating a significant portion of its competitive generation fleet with the deconsolidation of the FES Debtors, FirstEnergy has concluded the FES Debtors meet the criteria for discontinued operations, as this represents a significant event in management’s strategic review to exit commodity-exposed generation and transition to a fully regulated company.
FES Borrowings from FE
On March 9, 2018, FES borrowed $500 million from FE under the secured credit facility, dated as of December 6, 2016, among FES, as Borrower, FG and NG as guarantors, and FE, as lender, which fully utilized the committed line of credit available under the secured credit facility. Following deconsolidation of FES, FE fully reserved for the $500 million associated with the borrowings under the secured credit facility. Under the terms of the settlement agreement discussed below, FE will release any and all claims against the FES Debtors with respect to the $500 million borrowed under the secured credit facility.

On March 16, 2018, FES and FENOC withdrew from the unregulated companies' money pool, which included FE, FES and FENOC. As of the date of the withdrawal, the FES Debtors owed FE approximately $4 million in unsecured borrowings in the aggregate under the money pool. Under the terms of the settlement agreement, FE will reinstate $88 million for 2018 estimated payments for NOLs applied against the FES Debtor’s position in the unregulated companies’ money pool prior to their withdrawal on March 16, 2018, which will increase the amount the FES Debtors owed FE under the money pool to $92 million. In addition, as of March 31, 2018, AE Supply had a $102 million outstanding unsecured promissory note owed from FES. Following deconsolidation of FES and FENOC on March 31, 2018, FE fully reserved the initial $4 million associated with the outstanding unsecured borrowings under the unregulated companies' money pool and the $102 million associated with the AE Supply unsecured promissory note. In the third quarter of 2018, FE reserved the additional $88 million that will be reinstated for the FES Debtors under the money pool and, under the terms of the settlement agreement, FirstEnergy will release any and all claims against the FES Debtors with respect to the $92 million owed under the unregulated money pool and $102 million unsecured promissory note. For the three and nine months ended September 30, 2018, approximately $8 million and $16 million, respectively, of interest was accrued and subsequently reserved.
Services Agreements
Pursuant to the settlement agreement, FirstEnergy entered into an amended and restated shared services agreement with the FES Debtors to extend the availability of Shared Services until no later than June 30, 2020, subject to reductions in services if requested by the FES Debtors. Under the amended shared services agreement, and consistent with the prior shared services agreements, costs are directly billed or assigned at no more than cost. In addition to providing for certain notice requirements and other terms and conditions, the agreement provides for a credit to the FES Debtors in an amount up to $112.5 million for charges incurred for services provided under prior shared services agreements and the amended shared services agreement from April 1, 2018 through December 31, 2018. As of September 30, 2018, approximately $110 million has been incurred and credited for shared services provided to the FES Debtors, which has been recognized by FE in loss from discontinued operations.
In addition, on March 16, 2018, FES, FENOC and FESC, entered into the FirstEnergy Solutions Money Pool Agreement in order for FESC to assist FES and FENOC with certain treasury support services under the shared service agreement. FESC is a party to the FirstEnergy Solutions Money Pool Agreement solely in the role as administrator of the money pool arrangement thereunder.
Benefit Obligations
FirstEnergy will retain certain obligations for the FES Debtors' employees for services provided prior to emergence from bankruptcy. The retention of this obligation at March 31, 2018, resulted in a net liability of $820 million (including EDCP, pension and OPEB) with a corresponding loss from discontinued operations. EDCP, pension and OPEB costs earned by the FES Debtors' employees during bankruptcy are billed under the shared services agreement.
Guarantees provided by FE
FE previously guaranteed FG's remaining payments due to CSX and BNSF in connection with the definitive settlement of a dispute regarding a coal transportation agreement. As of March 31, 2018, FE recorded an obligation for this guarantee in other current liabilities with a corresponding loss from discontinued operations. On April 6, 2018, FE paid the remaining $72 million owed under the settlement agreement as a result of the FES Bankruptcy. In addition, as of March 31, 2018, FE recorded, and on May 11, 2018, paid a $58 million obligation for a sale-leaseback indemnity in other current liabilities with a corresponding loss from discontinued operations. Under the terms of the settlement agreement, FE will release all claims against the FES Debtors with respect to the guaranteed amounts.
Purchase Power
FES at times provides power through affiliated company power sales to meet a portion of the Utilities' POLR and default service requirements and provide power to certain affiliates' facilities. As of September 30, 2018, the Utilities owed FES approximately $21 million related to these purchases. The terms and conditions of the power purchase agreements are generally consistent with industry practices and other similar third-party arrangements. The Utilities purchased and recognized in continuing operations approximately $74 million and $248 million of power from FES for the three and nine months ended September 30, 2018, respectively.
Tax Allocation Agreement
Until the FES Debtors emerge from bankruptcy, it is expected that the FES Debtors will remain parties to the intercompany income tax allocation agreement with FE and its other subsidiaries, which provides for the allocation of consolidated tax liabilities. Net tax benefits attributable to FE are generally reallocated to the subsidiaries of FirstEnergy that have taxable income. Under the terms of the settlement agreement, FE agreed to waive settlement of the 2017 overpayment made to the FES Debtors and pay a minimum of $66 million to the FES Debtors for the 2018 tax year (approximately $20 million in estimated tax payments have been paid through September 30, 2018).

For U.S. federal income taxes, until emergence from bankruptcy, the FES Debtors will continue to be consolidated in FirstEnergy’s tax return and taxable income will be determined based on the tax basis of underlying individual net assets. Deferred taxes previously recorded on the inside basis differences may not represent the actual tax consequence for the outside basis difference, causing a recharacterization of an existing consolidated-return net operating loss as a future worthless stock deduction (FirstEnergy currently estimates approximately $950 million, net of unrecognized tax benefits of $88 million). The estimated worthless stock deduction is contingent upon the emergence of the FES Debtors from the FES Bankruptcy and such amounts may be materially impacted by future events.

See Note 1, "Organization and Basis of Presentation," for further discussion of the settlement among FirstEnergy, the FES Key Creditor Groups, the FES Debtors and the UCC.

Competitive Generation Asset Sales

FirstEnergy announced in January 2017 that AE Supply and AGC had entered into an asset purchase agreement with a subsidiary of LS Power, as amended and restated in August 2017, to sell four natural gas generating plants, AE Supply's interest in the Buchanan Generating facility and approximately 59% of AGC's interest in Bath County (1,615 MWs of combined capacity), all of which were closed by May 2018. Additionally, as part of the FES Bankruptcy settlement agreement, discussed above, AE Supply will transfer all of its rights, title and interest in the 1,300 MW Pleasants Power Station and related assets to FES for the benefit of FES' creditors, while retaining certain specified liabilities, subject to the terms and conditions of an asset transfer agreement and related ancillary agreements to be negotiated by the parties prior to December 31, 2018. If the transaction is not consummated before January 1, 2019, FES will acquire the economic interests in Pleasants as of January 1, 2019, and AE Supply will operate Pleasants until the transfer.

On March 9, 2018, BSPC and FG entered into an asset purchase agreement with Walleye Power, LLC (formerly Walleye Energy, LLC), for the sale of the Bay Shore Generating Facility, including the 136 MW Bay Shore Unit 1 and other retired coal-fired generating equipment owned by FG. The Bankruptcy Court approved the sale on July 13, 2018, and the transaction was completed on July 31, 2018.

Individually, the AE Supply and BSPC asset sales and planned Pleasants transfer under the settlement agreement did not qualify for reporting as discontinued operations. However, in the aggregate, the asset sales and planned Pleasants transfer were part of management’s strategic review to exit commodity-exposed generation and, when considered with FES' and FENOC’s bankruptcy filings on March 31, 2018, represent a collective elimination of substantially all of FirstEnergy’s competitive generation fleet and meet the criteria for discontinued operations.

Summarized Results of Discontinued Operations
Summarized results of discontinued operations for the three and nine months ended September 30, 2018 and 2017, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017

Revenues	$83	$788	$934	$2,299
Fuel	(52)	(237)	(269)	(671)
Purchased power	—	(66)	(85)	(189)
Other operating expenses	(24)	(290)	(414)	(1,097)
Provision for depreciation	(18)	(28)	(96)	(80)
General taxes	(4)	(15)	(32)	(74)
Impairment of assets	—	(18)	—	(149)
Other expense, net	(1)	(2)	(82)	(37)
Income (Loss) from discontinued operations, before tax	(16)	132	(44)	2
Income tax expense (benefit)(1)	(5)	37	(9)	(1)
Income (Loss) from discontinued operations, net of tax	(11)	95	(35)	3
Gain (Loss) on disposal of FES and FENOC, net of tax	(834)	—	405	—
Income (Loss) from discontinued operations	$(845)	$95	$370	$3
(1) In conjunction with the sale of an interest in Bath County, AGC wrote off and recognized as a benefit in discontinued operations in the second quarter of 2018 its excess deferred tax liabilities of $32 million, created from the Tax Act, since they are not required to be refunded to ratepayers.
The gain (loss) on disposal that was recognized in the three and nine months ended September 30, 2018, consisted of the following:

(In millions)	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Removal of investment in FES and FENOC	$—	$2,193
Assumption of benefit obligations retained at FE	—	(820)
Guarantees and credit support provided by FE	—	(139)
Reserve on receivables and allocated Pension/OPEB mark-to-market	—	(914)
Settlement Consideration and Services Credit	(1,183)	(1,183)
Loss on disposal of FES and FENOC, before tax	(1,183)	(863)
Income tax benefit, including estimated worthless stock deduction	349	1,268
Gain (Loss) on disposal of FES and FENOC, net of tax	$(834)	$405

The following table summarizes the major classes of assets and liabilities as discontinued operations as of September 30, 2018, and December 31, 2017:

(In millions)	September 30, 2018	December 31, 2017

Carrying amount of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$—	$1
Restricted cash	—	3
Receivables	—	202
Materials and supplies	17	227
Prepaid taxes and other	—	199
Total current assets	17	632

Property, plant and equipment	—	1,132
Investments	—	1,875
Other noncurrent assets	—	356
Total noncurrent assets	—	3,363
Total assets included in discontinued operations	$17	$3,995

Carrying amount of the major classes of liabilities included in discontinued operations:
Currently payable long-term debt	$—	$524
Accounts payable	—	200
Accrued taxes	—	38
Accrued compensation and benefits	—	79
Other current liabilities	—	137
Total current liabilities	—	978

Long-term debt and other long-term obligations	—	2,428
Accumulated deferred income taxes (1)	—	(1,812)
Asset retirement obligations	—	1,945
Deferred gain on sale and leaseback transaction	—	723
Other noncurrent liabilities	—	244
Total noncurrent liabilities	—	3,528
Total liabilities included in discontinued operations	$—	$4,506

(1) Represents an increase in FirstEnergy's ADIT liability as an ADIT asset was removed upon deconsolidation of FES and FENOC.

FirstEnergy's Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table summarizes the major classes of cash flow items as discontinued operations for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
(In millions)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from discontinued operations	$370	$3
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	110	245
Unrealized (gain) loss on derivative transactions	(15)	64

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(27)	(233)
Nuclear fuel	—	(156)
Sales of investment securities held in trusts	109	834
Purchases of investment securities held in trusts	(122)	(878)

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

The Preferred Stock includes an embedded conversion option at a price that is below the fair value of the Common Stock on the commitment date. This beneficial conversion feature, which was approximately $296 million, represents the difference between the fair value per share of the Common Stock and the conversion price, multiplied by the number of common shares issuable upon conversion. The beneficial conversion feature was amortized as a deemed dividend over the period from the issue date to the first allowable conversion date (July 22, 2018) as a charge to OPIC, since FE is in an accumulated deficit position with no retained earnings to declare a dividend. As noted above, for EPS reporting purposes, this beneficial conversion feature will be reflected in net income (loss) attributable to common stockholders as a deemed dividend. The amount amortized for the three and nine months ended September 30, 2018, was approximately $35 million and $296 million, respectively.

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

Diluted EPS reflects the dilutive effect of potential common shares from share-based awards and convertible preferred shares. The dilutive effect of outstanding share-based awards is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of the award would be used to purchase Common Stock at the average market price for the period. The dilutive effect of the convertible Preferred Stock is computed using the if-converted method, which assumes conversion of the convertible Preferred Stock at the beginning of the period, giving income recognition for the add-back of the preferred share dividends, amortization of beneficial conversion feature, and undistributed earnings allocated to preferred stockholders.

The following table reconciles basic and diluted EPS of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of Basic and Diluted EPS of Common Stock	2018	2017	2018	2017

(In millions, except per share amounts)
EPS of Common Stock
Income from continuing operations	$387	$301	$840	$772
Less: Preferred dividends	(19)	—	(61)	—
Less: Amortization of beneficial conversion feature	(35)	—	(296)	—
Less: Undistributed earnings allocated to preferred stockholders(1)	—	—	—	—
Income from continuing operations available to common stockholders	333	301	483	772
Discontinued operations, net of tax	(845)	95	370	3
Less: Undistributed earnings allocated to preferred stockholders (1)	—	—	—	—
Income (loss) from discontinued operations available to common stockholders	(845)	95	370	3

Income (loss) available to common stockholders, basic and diluted	$(512)	$396	$853	$775

Share Count information:
Weighted average number of basic shares outstanding	503	444	485	444
Assumed exercise of dilutive stock options and awards	2	2	2	1
Weighted average number of diluted shares outstanding	505	446	487	445

Income (loss) available to common stockholders, per common share:
Income from continuing operations, basic	$0.66	$0.68	$1.00	$1.74
Discontinued operations, basic	(1.68)	0.21	0.76	0.01
Income (loss) available to common stockholders, basic	$(1.02)	$0.89	$1.76	$1.75

Income from continuing operations, diluted	$0.66	$0.68	$0.99	$1.73
Discontinued operations, diluted	(1.68)	0.21	0.76	0.01
Income (loss) available to common stockholders, diluted	$(1.02)	$0.89	$1.75	$1.74

(1)
Undistributed earnings were not allocated to participating securities for the three and nine months ended September 30, 2018 as income from continuing operations less dividends declared (common and preferred) and deemed dividends were a net loss.

For both the three and nine months ended September 30, 2018 and 2017, one million shares from stock options and awards were excluded from the calculation of diluted shares outstanding, as their inclusion would be antidilutive to basic EPS from continuing operations. Also, 26 million shares associated with the assumed conversion of Preferred Stock were excluded, as their inclusion would be antidilutive to basic EPS from continuing operations.

5. PENSION AND OTHER POSTEMPLOYMENT BENEFITS
The components of the consolidated net periodic costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended September 30,	2018	2017	2018	2017
	(In millions)
Service costs	$56	$52	$1	$1
Interest costs	93	97	6	7
Expected return on plan assets	(144)	(112)	(7)	(7)
Amortization of prior service costs (credits)	2	2	(20)	(20)
Special termination costs	21	—	6	—
Net periodic costs (credits), including amounts capitalized	$28	$39	$(14)	$(19)
Net periodic costs (credits), recognized in earnings	$5	$30	$(15)	$(14)

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Nine Months Ended September 30,	2018	2017	2018	2017
	(In millions)
Service costs	$168	$156	$3	$3
Interest costs	279	291	18	21
Expected return on plan assets	(432)	(336)	(22)	(22)
Amortization of prior service costs (credits)	6	6	(60)	(60)
Special termination costs	21	—	6	—
Net periodic costs (credits), including amounts capitalized	$42	$117	$(55)	$(58)
Net periodic costs (credits), recognized in earnings	$(27)	$89	$(57)	$(43)

Amounts in the tables above include FES' and FENOC's share of the net periodic pension and OPEB costs (credits) of $13 million and $(10) million, respectively, for the nine months ended September 30, 2018. FES' and FENOC's share of the net periodic pension and OPEB costs (credits) were $16 million and $(8) million, respectively, for the three months ended September 30, 2017 and $47 million and $(24) million, respectively, for the nine months ended September 30, 2017. Such amounts are a component of Discontinued Operations in FirstEnergy's Consolidated Statements of Income (Loss). Following FES and FENOC’s voluntary bankruptcy filing FE has billed FES and FENOC for their share of pension and OPEB service costs of $14 million and $28 million for the three and nine months ended September 30, 2018, respectively.

In support of the strategic review to exit competitive generation, management launched the FE Tomorrow initiative to define FirstEnergy's future organization to support its regulated business. FE Tomorrow is intended to align corporate services to efficiently support the regulated operations by ensuring that FirstEnergy has the right talent, organizational and cost structure to achieve our earnings growth targets. As part of the FE Tomorrow initiative, in June and early July 2018, nearly 500 employees in the shared services and utility services and sustainability organizations, which was more than 80% of eligible employees, accepted a voluntary enhanced retirement package, which included severance compensation and a temporary pension enhancement, with most employees expected to depart by December 31, 2018. Such amounts are classified as special termination costs within net periodic pension and OPEB costs (credits).
Following adoption of ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" in 2018, service costs, net of capitalization, continue to be reported within Other operating expenses on the FirstEnergy Consolidated Statements of Income (Loss). Non-service costs are reported within Miscellaneous income, net, within Other Income (Expense). Prior period amounts have been reclassified to conform with current year presentation. See Note 1, "Organization and Basis of Presentation," for additional information.
In January 2018, FirstEnergy satisfied its minimum required funding obligations of $500 million and addressed funding obligations for future years to its qualified pension plan with additional contributions of $750 million.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, in the three and nine months ended September 30, 2018 and 2017, for FirstEnergy are included in the following tables:

	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI balance as of July 1, 2018	$(14)	$—	$87	$73

Amounts reclassified from AOCI(1) (2)	2	—	(18)	(16)
Other comprehensive income (loss)	2	—	(18)	(16)
Income tax benefits on other comprehensive income (loss)	—	—	(4)	(4)
Other comprehensive income (loss), net of tax	2	—	(14)	(12)

AOCI Balance as of September 30, 2018	$(12)	$—	$73	$61

AOCI balance as of July 1, 2017	$(26)	$61	$128	$163

Other comprehensive income before reclassifications	—	27	—	27
Amounts reclassified from AOCI(1) (2)	4	(33)	(19)	(48)
Other comprehensive income (loss)	4	(6)	(19)	(21)
Income taxes (benefits) on other comprehensive income (loss)	1	(3)	(7)	(9)
Other comprehensive income (loss), net of tax	3	(3)	(12)	(12)

AOCI Balance as of September 30, 2017	$(23)	$58	$116	$151

	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance as of January 1, 2018	$(22)	$67	$97	$142

Other comprehensive income before reclassifications	—	(97)	—	(97)
Amounts reclassified from AOCI(1) (2) (3)	6	(1)	(55)	(50)
Deconsolidation of FES and FENOC	13	(8)	—	5
Other comprehensive income (loss)	19	(106)	(55)	(142)
Income taxes (benefits) on other comprehensive income (loss)	9	(39)	(31)	(61)
Other comprehensive income (loss), net of tax	10	(67)	(24)	(81)

AOCI Balance as of September 30, 2018	$(12)	$—	$73	$61

AOCI Balance as of January 1, 2017	$(28)	$52	$150	$174

Other comprehensive income before reclassifications	—	63	—	63
Amounts reclassified from AOCI(1) (2)	8	(55)	(55)	(102)
Other comprehensive income (loss)	8	8	(55)	(39)
Income taxes (benefits) on other comprehensive income (loss)	3	2	(21)	(16)
Other comprehensive income (loss), net of tax	5	6	(34)	(23)

AOCI Balance as of September 30, 2017	$(23)	$58	$116	$151

(1) Amounts in parenthesis represent credits to the Consolidated Statements of Income (Loss) from AOCI.
(2) Components are included in the computation of net periodic pension cost. See Note 5, "Pension and Other Postemployment Benefits," for additional details.
(3) Includes stranded tax amounts reclassified from AOCI in connection with the adoption of ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".

The following amounts were reclassified from AOCI for FirstEnergy in the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income (Loss)
Reclassifications from AOCI(1)	2018	2017	2018 (3)	2017
	(In millions)
Gains & losses on cash flow hedges
Long-term debt	$2	$4	$6	$8	Interest expense
	—	(1)	(1)	(3)	Income taxes
	$2	$3	$5	$5	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$—	$(21)	$(1)	$(35)	Discontinued Operations

Defined benefit pension and OPEB plans
Prior-service costs	$(18)	$(19)	$(55)	$(55)	(2)
	5	7	14	21	Income taxes
	$(13)	$(12)	$(41)	$(34)	Net of tax

(1) Amounts in parenthesis represent credits to the Consolidated Statements of Income (Loss) from AOCI.
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

FirstEnergy’s effective tax rate on continuing operations for the three months ended September 30, 2018 and 2017, was 25.6% and 40.2%, respectively. The decrease in effective tax rate is primarily due to the Tax Act that decreased the corporate federal income tax rate from 35% to 21%, which became effective January 1, 2018.

FirstEnergy's effective tax rate for the nine months ended September 30, 2018 and 2017 was 37.5% and 38.5%, respectively. The decrease in effective tax rate is primarily due to the Tax Act, discussed above, offset by the impact of the legal and financial separation of FES and FENOC from FirstEnergy in the first quarter of 2018. This separation officially eroded the ties between FES, FENOC and other FirstEnergy subsidiaries doing business in West Virginia. As such, FES and FENOC were removed from the West Virginia unitary group when calculating West Virginia state income taxes, resulting in a $126 million charge to income tax expense in continuing operations associated with the re-measurement in state deferred taxes. See Note 3, "Discontinued Operations" for other tax matters relating to the FES Bankruptcy that were recognized in discontinued operations.

At December 31, 2017, FirstEnergy recorded provisional income tax amounts in its accounting for certain effects of the provisions of the Tax Act as allowed under SAB 118. In addition, SAB 118 allowed for a measurement period for companies to finalize the provisional amounts recorded as of December 31, 2017, not to exceed one year. During the third quarter of 2018, the IRS provided additional guidance regarding the Tax Act, however, the adjustments to the provisional amounts recorded as of December 31, 2017, were immaterial. FirstEnergy expects to complete its assessment and record any final adjustments to the provisional amounts in the fourth quarter of 2018. FirstEnergy's assessment of accounting for the Tax Act is based upon management's current understanding of the Tax Act. However, it is also expected that further guidance will be issued during the fourth quarter of 2018, which may result in adjustments that could have a material impact to FirstEnergy's future results of operations, cash flows, or financial position.

On July 1, 2018, the Governor of New Jersey signed budget legislation that, among other things, enacted unitary combined reporting, imposed a temporary surtax on top of the 9% corporate tax rate, imposed a one-time surtax on certain dividends, required market-based sourcing for sales of services, and selectively adopted certain aspects of the Tax Act. FirstEnergy expects the impact of this legislation to be immaterial to the financial statements.

As of September 30, 2018, it was reasonably possible that approximately $2 million of unrecognized tax benefits, unrelated to FES and FENOC, may be resolved within the next twelve months as a result of the statute of limitations expiring, none of which would affect FirstEnergy's effective tax rate.

On October 18, 2017, the Supreme Court of Pennsylvania affirmed the Commonwealth Court’s holding that the state’s net loss carryover provision violated the Pennsylvania Uniformity Clause and was unconstitutional. However, the court also opined that the unconstitutional portion of the net loss carryover provision that created the violation may be severed from the statute, enabling the statute to operate as the legislature intended, and on October 30, 2017, the Pennsylvania Governor signed House Bill 542 into law, which, among other things, amended Pennsylvania’s limitation on net loss deductions to remove the flat-dollar limitation. On January 4, 2018, the court declined to further hear any arguments related to the matter and, as a result, FirstEnergy withdrew its protective refund claims from the Commonwealth of Pennsylvania on January 30, 2018. Upon doing so, FirstEnergy reversed a previously recorded unrecognized tax benefit of approximately $45 million in the first quarter of 2018, none of which impacted FirstEnergy’s effective tax rate.

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

Consolidated VIEs
VIEs in which FirstEnergy is the primary beneficiary consist of the following (included in FirstEnergy’s consolidated financial statements):

•
Ohio Securitization - In September 2012, the Ohio Companies created separate, wholly owned limited liability company SPEs which issued phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase-in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase-in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. In the aggregate, the Ohio Companies are entitled to annual servicing fees of $445 thousand that are recoverable through the usage-based charges. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of September 30, 2018, and December 31, 2017, $292 million and $315 million of the phase-in recovery bonds were outstanding, respectively.

•
JCP&L Securitization - In August 2006, JCP&L Transition Funding II sold transition bonds to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS. JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy’s and JCP&L’s Consolidated Balance Sheets. The transition bonds are the sole obligations of JCP&L Transition Funding II and are collateralized by its equity and assets, which consist primarily of bondable transition property. As of September 30, 2018, and December 31, 2017, $45 million and $56 million of the transition bonds were outstanding, respectively.

•
MP and PE Environmental Funding Companies - The entities issued bonds, the proceeds of which were used to construct environmental control facilities. The limited liability company SPEs own the irrevocable right to collect non-bypassable environmental control charges from all customers who receive electric delivery service in MP's and PE's West Virginia service territories. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of September 30, 2018, and December 31, 2017, $359 million and $383 million of the environmental control bonds were outstanding, respectively.

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
As discussed in Note 14, "Commitments, Guarantees and Contingencies," FE is the guarantor under Global Holding's $300 million term loan facility, which matures in March 2020 and has an outstanding principal balance of $220 million as of September 30, 2018. Failure by Global Holding to meet the terms and conditions under its term loan facility could require FE to be obligated under the provisions of its guarantee, resulting in consolidation of Global Holding by FE.

•
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of September 30, 2018, the carrying value of the equity method investment was $17 million.

•
Purchase Power Agreements - FirstEnergy evaluated its PPAs and determined that certain NUG entities at its Regulated Distribution segment may be VIEs to the extent that they own a plant that sells substantially all of its output to the applicable utilities and the contract price for power is correlated with the plant’s variable costs of production.

FirstEnergy maintains 12 long-term PPAs with NUG entities that were entered into pursuant to PURPA. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, any of these entities. FirstEnergy has determined that for all but one of these NUG entities, it does not have a variable interest, or the entities do not meet the criteria to be considered a VIE. FirstEnergy may hold a variable interest in the remaining one entity; however, it applied the scope exception that exempts enterprises unable to obtain the necessary information to evaluate entities.
Because FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power. FirstEnergy expects any above-market costs incurred at its Regulated Distribution segment to be recovered from customers. Purchased power costs related to the contract that may contain a variable interest during the three months ended September 30, 2018 and 2017, were $27 million and $29 million, respectively, and $85 million and $82 million during the nine months ended September 30, 2018 and 2017, respectively.

•
FES and FENOC - As a result of the Chapter 11 bankruptcy filing discussed in Note 3, "Discontinued Operations," FE evaluated its investments in FES and FENOC and determined they are VIEs. FE is not the primary beneficiary because it lacks a controlling interest in FES and FENOC, which are subject to the jurisdiction of the Bankruptcy Court as of March 31, 2018. The carrying values of the equity investments in FES and FENOC were zero at September 30, 2018.

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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of September 30, 2018, from those used as of December 31, 2017. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

Transfers between levels are recognized at the end of the reporting period. There were no transfers between levels during the nine months ended September 30, 2018. The following tables set forth FirstEnergy's recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$405	$—	$405	$—	$476	$—	$476
Derivative assets - FTRs	—	—	10	10	—	—	3	3
Equity securities(1)	329	—	—	329	297	—	—	297
Foreign government debt securities	—	12	—	12	—	23	—	23
U.S. government debt securities	—	22	—	22	—	21	—	21
U.S. state debt securities	—	251	—	251	—	247	—	247
Other(2)	436	106	—	542	588	38	—	626
Total assets	$765	$796	$10	$1,571	$885	$805	$3	$1,693

Liabilities
Derivative liabilities - FTRs	$—	$—	$(1)	$(1)	$—	$—	$—	$—
Derivative liabilities - NUG contracts(3)	—	—	(52)	(52)	—	—	(79)	(79)
Total liabilities	$—	$—	$(53)	$(53)	$—	$—	$(79)	$(79)

Net assets (liabilities)(4)	$765	$796	$(43)	$1,518	$885	$805	$(76)	$1,614

(1)	NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Low Volatility High Dividend Index, S&P 500 Index, MSCI World Index and MSCI AC World IMI Index.

(2)	Primarily consists of short-term cash investments.

(3)	NUG contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

(4)
Excludes $(33) million and $(11) million as of September 30, 2018 and December 31, 2017, respectively, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the periods ended September 30, 2018, and December 31, 2017:

	NUG Contracts(1)			FTRs
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2017 Balance	$1	$(108)	$(107)	$3	$(1)	$2
Unrealized gain (loss)	—	(10)	(10)	1	(1)	—
Purchases	—	—	—	3	—	3
Settlements	(1)	39	38	(4)	2	(2)
December 31, 2017 Balance	$—	$(79)	$(79)	$3	$—	$3
Unrealized gain (loss)	—	2	2	7	2	9
Purchases	—	—	—	5	(5)	—
Settlements	—	25	25	(5)	2	(3)
September 30, 2018 Balance	$—	$(52)	$(52)	$10	$(1)	$9

(1)NUG contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs and NUG contracts that are classified as Level 3 in the fair value hierarchy for the period ended September 30, 2018:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$9	Model	RTO auction clearing prices	$(0.40) to $8.60	$1.40	Dollars/MWH

NUG Contracts	$(52)	Model	Generation	400 to 1,437,000	293,000	MWH
			Regional electricity prices	$30.60 to $32.70	$31.60	Dollars/MWH

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

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in NDT and nuclear fuel disposal trusts as of September 30, 2018, and December 31, 2017:

	September 30, 2018(1)				December 31, 2017(1)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$712	$2	$(23)	$691	$774	$11	$(17)	$768
Equity securities	$286	$42	$(1)	$327	$254	$40	$—	$294

(1) Excludes short-term cash investments of $57 million and $11 million in 2018 and 2017, respectively

Proceeds from the sale of investments in equity and AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and nine months ended September 30, 2018 and 2017, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Sale Proceeds	$261	$269	$627	$1,089
Realized Gains	3	20	31	70
Realized Losses	(7)	(11)	(34)	(55)
Interest and Dividend Income	11	9	31	28

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Other investments were $254 million and $255 million as of September 30, 2018, and December 31, 2017, respectively, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of FirstEnergy's long-term debt, which excludes capital lease obligations and net unamortized debt issuance costs, premiums and discounts as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In millions)
Carrying Value	$17,796	$19,296
Fair Value	$18,761	$21,412

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of September 30, 2018, and December 31, 2017.
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

Cash Flow Hedges

FirstEnergy has used forward starting interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with anticipated issuances of fixed-rate, long-term debt securities of its subsidiaries. These derivatives were designated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. Total pre-tax unamortized losses included in AOCI associated with prior interest rate cash flow hedges totaled $16 million and $22 million as of September 30, 2018 and December 31, 2017, respectively. Based on current estimates, approximately $3 million of these unamortized losses are expected to be amortized to interest expense during the next twelve months.

Refer to Note 6, "Accumulated Other Comprehensive Income," for reclassifications from AOCI during the three and nine months ended September 30, 2018 and 2017.

As of September 30, 2018, and December 31, 2017, no commodity or interest rate derivatives were designated as cash flow hedges.

Fair Value Hedges

FirstEnergy has used fixed-for-floating interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. As of September 30, 2018, and December 31, 2017, no fixed-for-floating interest rate swap agreements were outstanding.

Unamortized gains included in long-term debt associated with prior fixed-for-floating interest rate swap agreements totaled $2 million and $3 million as of September 30, 2018 and December 31, 2017, respectively.

NUGs

As of September 30, 2018, and December 31, 2017, FirstEnergy's net liability position under NUG contracts was $52 million and $79 million, respectively, representing contracts held at JCP&L and PN. NUG contracts are classified as an adverse power contract liability on the Consolidated Balance Sheets. During the three and nine months ended September 30, 2018, there were settlements of $9 million and $25 million, and unrealized gains of $4 million and $2 million, respectively. Changes in the fair value of NUG contracts are subject to regulatory accounting treatment and do not impact earnings.

FTRs

As of September 30, 2018, and December 31, 2017, FirstEnergy's net asset position associated with FTRs was $9 million and $3 million, respectively. FirstEnergy holds FTRs that generally represent an economic hedge of future congestion charges that will be incurred in connection with FirstEnergy’s load obligations. FirstEnergy acquires the majority of its FTRs in an annual auction through a self-scheduling process involving the use of ARRs allocated to members of PJM that have load serving obligations. For the three months ended September 30, 2018, there were no settlements and there were unrealized gains of $9 million. During the nine months ended September 30, 2018, there were settlements of $3 million and unrealized gains of $9 million.
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

Each share of Preferred Stock is convertible at the option of the holders into a number of shares of Common Stock equal to the $1,000 liquidation preference, divided by the Conversion Price then in effect. As of September 30, 2018, the Conversion Price in effect remained $27.42 per share. The Conversion Price is subject to anti-dilution adjustments and adjustments for subdivisions and combinations of the Common Stock, as well as dividends on the Common Stock paid in Common Stock and for certain equity issuances below the Conversion Price then in effect. As of September 30, 2018, 911,411 preferred shares have been converted into 33,238,910 common shares at the option of the holders.

In general, any shares of Preferred Stock outstanding on July 22, 2019, will be automatically converted. Further, the Preferred Stock will automatically convert to Common Stock upon certain events of bankruptcy or liquidation of FE. FE may elect to convert the Preferred Stock if, at any time, fewer than 323,200 shares of Preferred Stock are outstanding. However, no shares of Preferred Stock will be converted prior to January 22, 2020, if such conversion will cause a converting holder to be deemed to beneficially own, together with its affiliates whose holdings would be aggregated with such holder for purposes of Section 13(d) under the Exchange Act, more than 4.9% of the then-outstanding Common Stock. Furthermore, in no event shall the Company issue more than 58,964,222 shares of Common Stock (the Share Cap) in the aggregate upon conversion of the convertible Preferred Stock. From and after the time at which the aggregate number of shares of Common Stock issued upon conversion of the Preferred Stock equals the Share Cap, each holder electing to convert convertible Preferred Stock will be entitled to receive a cash payment equal to the market value of the Common Stock such holder does not receive upon conversion.

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

Pursuant to the Preferred SPA, FirstEnergy formed an RWG composed of three employees of FirstEnergy and two outside members identified in the Preferred SPA to advise FirstEnergy management regarding FES' restructuring. On September 20, 2018, pursuant to the Preferred SPA, the RWG was terminated in light of the substantial completion of the RWG’s role.
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

The aggregate ARO liabilities for FirstEnergy are approximately $630 million and $570 million as of September 30, 2018 and December 31, 2017, respectively.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment, effective October 12, 2018. AE Supply assessed the changes in timing and closure plan requirements associated with the McElroy's Run impoundment site and increased the ARO by approximately $43 million in the third quarter of 2018.

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

On September 26, 2016, the MDPSC initiated a new proceeding to consider an array of issues relating to electric distribution system design, including matters relating to electric vehicles, distributed energy resources, advanced metering infrastructure, energy storage, system planning, rate design, and impacts on low-income customers. Comments were filed, and a hearing was held in late 2016. On January 31, 2017, the MDPSC issued a notice establishing five working groups to address these issues over the following eighteen months, and also directed the retention of an outside consultant to prepare a report on costs and benefits of distributed solar generation in Maryland. On January 19, 2018, PE filed a joint petition, along with other utility companies, work group stakeholders, and the MDPSC electric vehicle work group leader, to implement a statewide electric vehicle portfolio. If approved, PE will launch an electric vehicle charging infrastructure program on January 1, 2019, offering up to 2,000 rebates for electric vehicle charging equipment to residential customers, and deploying up to 259 chargers at non-residential customer service locations at a projected total cost of $12 million. PE is proposing to recover program costs subject to a five-year amortization. On February 6, 2018, the MDPSC opened a new proceeding to consider the petition and numerous parties filed comments on the petition on March 27, 2018. The MDPSC held hearings on the petition in May and September, 2018, after which parties filed final comments.

On January 12, 2018, the MDPSC instituted a proceeding to examine the impacts of the Tax Act on the rates and charges of Maryland utilities. PE was required to track and apply regulatory accounting treatment for the impacts beginning January 1, 2018, and submitted a report to the MDPSC on February 15, 2018, estimating that the Tax Act impacts would be approximately $7 million to $8 million annually for PE’s customers. On August 17, 2018, the Staff of the MDPSC filed a reply to PE's February 15, 2018 filing, in which reply the Staff recommended that the MDPSC direct PE to reduce base rates by $6.5 million to reflect reduced federal tax costs pending resolution of PE's upcoming rate case, and that PE further be directed to pay customers a one-time credit for what the Staff estimated were the tax savings to PE through the end of July 2018. On October 5, 2018, the MDPSC issued an order requiring PE to pay a one-time credit for tax savings through September 30, 2018, which PE estimates will be approximately $5 million, and reserved all other Tax Act impacts to be resolved in the pending rate case.

On August 24, 2018, PE filed a base rate case with the MDPSC, which it supplemented on October 22, 2018, to update the partially forecasted test year with a full twelve months of actual data. The rate case requests an annual increase in base distribution rates of $19.7 million, plus creation of an Electric Distribution Investment surcharge to fund four enhanced service reliability programs. The increase is $7.3 million less than it otherwise would have been due to savings resulting from the recent federal tax law changes. The evidentiary hearing will commence on January 22, 2019, and a final order is expected by March 23, 2019.

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

At the December 19, 2017, NJBPU public meeting, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On July 13, 2018, JCP&L filed an infrastructure plan, JCP&L Reliability Plus, which proposed to accelerate $386.8 million of electric distribution infrastructure investment over four years to enhance the reliability and resiliency of its distribution system and reduce the frequency and duration of power outages. JCP&L requested that the NJBPU issue a final order in December 2018. On August 29, 2018, the NJBPU retained the petition for hearing.

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

Several parties, including the Ohio Companies, filed applications for rehearing regarding the Ohio Companies’ ESP IV with the PUCO. The Ohio Companies’ application for rehearing challenged, among other things, the PUCO’s failure to adopt the Ohio Companies’ suggested modifications to Rider DMR. The Ohio Companies had previously suggested that a properly designed Rider DMR would be valued at $558 million annually for eight years, and include an additional amount that recognizes the value of the economic impact of FirstEnergy maintaining its headquarters in Ohio. Other parties’ applications for rehearing argued, among other things, that the PUCO’s adoption of Rider DMR is not supported by law or sufficient evidence. On August 16, 2017, the PUCO denied all remaining intervenor applications for rehearing, denied the Ohio Companies’ challenges to the modifications to Rider DMR and added a third-party monitor to ensure that Rider DMR funds are spent appropriately. On September 15, 2017, the Ohio Companies filed an application for rehearing of the PUCO’s August 16, 2017 ruling on the issues of the third-party monitor and the ROE calculation for advanced metering infrastructure. On October 11, 2017, the PUCO denied the Ohio Companies' application for rehearing on both issues. On October 16, 2017, the Sierra Club and the OMAEG filed notices of appeal with the Supreme Court of Ohio appealing various PUCO entries on their applications for rehearing. On November 16, 2017, the Ohio Companies intervened in the appeal. Additional parties subsequently filed notices of appeal with the Supreme Court of Ohio challenging various PUCO entries on their applications for rehearing. On February 26, 2018, appellants filed their briefs. Briefs of the PUCO and the Ohio Companies were filed on May 29, 2018. On July 9, 2018, appellants filed their reply briefs. On September 26, 2018, the Supreme Court of Ohio denied a July 30, 2018 joint motion filed by the OCC, the NOAC, and the OMAEG to stay the portions of the PUCO's orders and entries under appeal that authorized Rider DMR. Oral argument on the appeals is scheduled for January 9, 2019.

Under ORC 4928.66, the Ohio Companies are required to implement energy efficiency programs that achieve certain annual energy savings and total peak demand reductions. Starting in 2017, ORC 4928.66 requires the energy savings benchmark to increase by 1% and the peak demand reduction benchmark to increase by 0.75% annually thereafter through 2020 and the energy savings benchmark to increase by 2% annually from 2021 through 2027, with a cumulative benchmark of 22.2% by 2027. On April 15, 2016, the Ohio Companies filed an application for approval of their three-year energy efficiency portfolio plans for the period from January 1, 2017 through December 31, 2019. The plans as proposed comply with benchmarks contemplated by ORC 4928.66 and provisions of the ESP IV, and include a portfolio of energy efficiency programs targeted to a variety of customer segments, including residential customers, low income customers, small commercial customers, large commercial and industrial customers and governmental entities. On December 9, 2016, the Ohio Companies filed a Stipulation and Recommendation with several parties that contained changes to the plan and a decrease in the plan costs. The Ohio Companies anticipate the cost of the plans will be approximately $268 million over the life of the portfolio plans and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms. On November 21, 2017, the PUCO issued an order that approved the filed Stipulation and Recommendation with several modifications, including a cap on the Ohio Companies’ collection of program costs and shared savings set at 4% of the Ohio Companies’ total sales to customers as reported on 2015 FERC Form 1. On December 21, 2017, the Ohio Companies filed an application for rehearing challenging the PUCO’s modification of the Stipulation and Recommendation to include the 4% cost cap, which was denied by the PUCO on January 10, 2018. On March 12, 2018, the Ohio Companies filed a Notice of Appeal with the Supreme Court of Ohio challenging the PUCO’s imposition of a 4% cost cap. Various other parties also filed Notices of Appeal challenging various PUCO entries on their applications for rehearing. The Ohio Companies filed their brief on May 21, 2018. The PUCO filed its brief on July 30, 2018, and the Ohio Companies filed their reply brief on September 10, 2018. Oral argument on the appeals is scheduled for February 20, 2019.

Ohio law requires electric utilities and electric service companies in Ohio to serve part of their load from renewable energy resources measured by an annually increasing percentage amount through 2026, except that in 2014 SB310 froze 2015 and 2016 requirements at the 2014 level (2.5%), pushing back scheduled increases, which resumed in 2017 (3.5%), and increases 1% each year through 2026 (to 12.5%) and shall remain at 12.5% in 2027 and each year thereafter. The Ohio Companies conducted RFPs in 2009, 2010 and 2011 to secure RECs to help meet these renewable energy requirements. In September 2011, the PUCO opened a docket to review the Ohio Companies' alternative energy recovery rider through which the Ohio Companies recover the costs of acquiring these RECs. The PUCO issued an Opinion and Order on August 7, 2013, approving the Ohio Companies' acquisition process and their purchases of RECs to meet statutory mandates in all instances except for certain purchases arising from one auction and directed the Ohio Companies to credit non-shopping customers in the amount of $43.4 million, plus interest, on the basis that the Ohio Companies did not prove such purchases were prudent. On December 24, 2013, following the denial of their application for rehearing, the Ohio Companies filed a Notice of Appeal and a motion for stay of the PUCO's order with the Supreme Court of Ohio, which was granted. The OCC and the ELPC also filed appeals of the PUCO's order. On January 24, 2018, the Supreme Court of Ohio reversed the PUCO order finding that the order violated the rule against retroactive ratemaking. On February 5, 2018, the OCC and ELPC filed a motion for reconsideration, to which the Ohio Companies responded in opposition on February 15, 2018. On April 25, 2018, the Supreme Court of Ohio denied the motion for reconsideration. As a result, in the second quarter of 2018, the Ohio Companies recognized a pre-tax benefit to earnings (within the Amortization (deferral) of regulatory assets, net line on the Consolidated Statement of Income (Loss)) of approximately $72 million to reverse the liability associated with the PUCO opinion and order.

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

On January 10, 2018, the PUCO opened a case to consider the impacts of the Tax Act and determine the appropriate course of action to pass benefits on to customers. The Ohio Companies, effective January 1, 2018, were required to establish a regulatory liability for the estimated reduction in federal income tax resulting from the Tax Act, and filed comments on February 15, 2018, explaining that customers will save nearly $40 million annually as a result of updating tariff riders for the tax rate changes and that the Ohio Companies’ base distribution rates are not impacted by the Tax Act changes because they are frozen through May 2024. The Ohio Companies filed reply comments on March 7, 2018. On October 24, 2018, the PUCO entered an Order in its investigation into the impacts of the Tax Act on Ohio's utilities directing that by January 1, 2019, all Ohio rate-regulated utility companies, unless ordered otherwise, file applications not for an increase in rates to reflect the impact of the Tax Act on each specific utility's current rates.

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

On December 11, 2017, the Pennsylvania Companies filed DSPs for the June 1, 2019 through May 31, 2023 delivery period. Under the 2019-2023 DSPs, the supply is proposed to be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. The 2019-2023 DSPs as proposed also include modifications to the Pennsylvania Companies’ POR programs in order to continue their clawback pilot program as a long-term, permanent program. The 2019-2023 DSPs also introduce a retail market enhancement rate mechanism designed to stimulate residential customer shopping, and modifications to the Pennsylvania Companies’ customer class definitions to allow for the introduction of hourly priced default service to customers at or above 100kW. A hearing was held on April 10, 2018, and the ALJ issued a recommended decision dated May 31, 2018. The decision recommended approval of the Pennsylvania Companies' DSPs as originally proposed with two exceptions: it recommended rejecting the proposed retail market enhancement rate mechanism, and establishing limitations on customer assistance program customers' shopping. Exceptions were filed by two parties on June 28, 2018, to which the Pennsylvania Companies filed reply exceptions on July 9, 2018. On September 4, 2018, the PPUC issued an order approving the Pennsylvania Companies' DSPs and directed a working group to further discuss the implementation of customer assistance program shopping limitations and appropriate scripting for the Pennsylvania Companies' customer referral programs. The Pennsylvania Companies and two other parties filed petitions for reconsideration to that order on the limited issue of timing and scope of the working group discussion related to customer assistance program shopping limitations, which are pending PPUC review at this time.

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

Pursuant to Act 11 of 2012, Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. Pennsylvania EDCs must file LTIIPs outlining infrastructure improvement plans for PPUC review and approval prior to approval of a DSIC. On February 11, 2016, the PPUC approved LTIIPs for each of the Pennsylvania Companies. On June 14, 2017, the PPUC approved modified LTIIPs for ME, PN and Penn for the remaining years of 2017 through 2020 to provide additional support for reliability and infrastructure investments. The LTIIPs estimated costs for the remaining period of 2018 to 2020 are: WP $50.1 million; PN $44.8 million; Penn $33.2 million; and ME $51.3 million. On April 10, 2018, the PPUC notified each of the Pennsylvania Companies that the PPUC was initiating a review of the LTIIPs as required by regulation once every five years, and soliciting comments from interested parties. On May 10, 2018, the Pennsylvania Companies each filed comments explaining that their LTIIPs are effective and that changes to the respective LTIIPs are not necessary. No parties other than the Pennsylvania Companies filed comments. On September 20, 2018, the PPUC entered an Order concluding that the Pennsylvania Companies have substantially adhered to the schedules and expenditures outlined in their LTIIPs, but that changes to the LTIIPs as designed are necessary to maintain and improve reliability. The PPUC directed the Pennsylvania Companies to file modified or new LTIIPs within 60 days of the Order; however, on October 17, 2018, the Pennsylvania Companies requested a 60-day extension to file the new or modified LTIIPs.

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

On August 31, 2018, MP and PE filed a $100.9 million decrease in their ENEC rates proposed to be effective January 1, 2019, which includes a $25.6 million annual decrease impact associated with the settlement regarding the impact of the Tax Act on West Virginia rates, as noted below. Additionally, the August 31, 2018 filing includes an elimination of the Energy Efficiency Cost Rate Surcharge effective January 1, 2019, equating to an additional $2.1 million decrease. The rate decreases represent an approximate 7.2% annual decrease in rates versus those in effect on August 31, 2018. Hearings before the WVPSC are scheduled for November 27 and 28, 2018.

On January 3, 2018, the WVPSC initiated a proceeding to investigate the effects of the Tax Act on the revenue requirements of utilities. MP and PE must track the tax savings resulting from the Tax Act on a monthly basis, effective January 1, 2018. On January 26, 2018, the WVPSC issued an order clarifying that regulatory accounting should be implemented as of January 1, 2018, including the recording of any regulatory liabilities resulting from the Tax Act. MP and PE filed written testimony on May 30, 2018, explaining the impact of the Tax Act on federal income tax and revenue requirements and showing an annual rate impact of $26.2 million. MP and PE, the Staff of the WVPSC, the WV Consumer Advocate, and a coalition of industrial customers entered into a settlement agreement on August 23, 2018, to have $25.6 million in rate reductions flow through to customers beginning September 1, 2018, and to defer to the next base rate case (or a separate proceeding if a base rate case is not filed by August 31, 2020) the amount and classification of the excess ADITs resulting from the Tax Act and the issue of whether MP and PE should be required to credit to customers any of the reduced income tax expense occurring between January 1, 2018 and August 31, 2018. The WVPSC approved the settlement on August 24, 2018.

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

PJM Transmission Rates

PJM and its stakeholders have been debating the proper method to allocate costs for a certain class of new transmission facilities since 2005. While FirstEnergy and other parties advocate for a traditional "beneficiary pays" (or usage based) approach, others advocate for “socializing” the costs on a load-ratio share basis, where each customer in the zone would pay based on its total usage of energy within PJM. This question has been the subject of extensive litigation before FERC and the appellate courts, including before the Seventh Circuit. On June 25, 2014, a divided three-judge panel of the Seventh Circuit ruled that FERC had not quantified the benefits that western PJM utilities would derive from certain new 500 kV or higher lines and thus had not adequately supported its decision to socialize the costs of these lines. The majority found that eastern PJM utilities are the primary beneficiaries of the lines, while western PJM utilities are only incidental beneficiaries, and that, while incidental beneficiaries should pay some share of the costs of the lines, that share should be proportionate to the benefit they derive from the lines, and not on load-ratio share in PJM as a whole. The court remanded the case to FERC, which issued an order setting the issue of cost allocation for hearing and settlement proceedings. On June 15, 2016, various parties, including ATSI and the Utilities, filed a settlement agreement at FERC agreeing to apply a combined usage based/socialization approach to cost allocation for charges to transmission customers in the PJM Region for transmission projects operating at or above 500 kV. For historical transmission costs prior to January 1, 2016, the settlement agreement provides a “black-box” schedule of credits to and payments from customers across PJM’s transmission zones. From January 1, 2016 forward, PJM will collect a charge for the revenue requirement associated with each transmission enhancement through a “50/50” calculation, with 50% based on a load-ratio share and the other 50% solution-based distribution factor (DFAX) hybrid method. On May 31, 2018, FERC approved the settlement agreement as filed, without conditions. As a result of the settlement, FirstEnergy recorded a pre-tax benefit of approximately $73 million and $42 million during the second and third quarters, respectively (within the Other operating expenses line on the Consolidated Statement of Income), relating to the amount of refund the Ohio Companies will receive and retain from PJM for the period prior to January 1, 2016. PJM implemented the settlement for transmission service purchased in July 2018 in customer bills beginning in August 2018. FirstEnergy does not expect a material impact from implementation of the settlement agreement going forward. Requests for rehearing or clarification of FERC's May 31, 2018, orders and related responses remain pending before FERC.

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

Separately, FirstEnergy joined certain other PJM TOs in a protest of MISO's proposal to allocate MVP costs to energy transactions that cross MISO's borders into the PJM Region. On July 13, 2016, FERC issued its order finding it appropriate for MISO to assess an MVP usage charge for power withdrawals from MISO to PJM. Various parties, including FirstEnergy and the PJM TOs, requested rehearing or clarification of FERC’s order. On September 20, 2018, FERC issued an order denying rehearing and affirming and clarifying its prior decision that MISO may allocate MVP costs to PJM customers for power withdrawals from MISO to PJM as such exports occur.

The outcome of the proceedings that address the remaining open issues related to MVP costs cannot be predicted at this time.

PATH Transmission Project

In 2012, the PJM Board of Managers canceled the PATH project, a proposed transmission line from West Virginia through Virginia and into Maryland. As a result of PJM canceling the project, approximately $62 million and approximately $59 million in costs incurred by PATH-Allegheny and PATH-WV, respectively, were reclassified from net property, plant and equipment to a regulatory asset for future recovery. PATH-Allegheny and PATH-WV requested authorization from FERC to recover the costs with a proposed ROE of 10.9% (10.4% base plus 0.5% for RTO membership) from PJM customers over five years. FERC issued an order denying the 0.5% ROE adder for RTO membership and allowing the tariff changes enabling recovery of these costs to become effective on December 1, 2012, subject to hearing and settlement procedures. On January 19, 2017, FERC issued an order reducing the PATH formula rate ROE from 10.4% to 8.11% effective January 19, 2017 and allowing recovery of certain related costs. On February 21, 2017, PATH filed a request for rehearing with FERC seeking recovery of disallowed costs and requesting that the ROE be reset to 10.4% for the entire amortization period. The Edison Electric Institute submitted an amicus curiae request for reconsideration in support of PATH. On March 20, 2017, PATH also submitted a compliance filing implementing the January 19, 2017 order. Certain affected ratepayers challenged the compliance filing, and FERC Staff requested additional information on, and edits to, the compliance filing, as directed by the January 19, 2017 order. PATH responded to comments and Staff’s request. FERC orders on PATH's requests for rehearing and compliance filing remain pending.

FERC Actions on Tax Act

On March 15, 2018, FERC took action to address the impact of the Tax Act on FERC-jurisdictional rates, including transmission and electric wholesale rates. FERC directed MP, PE and WP to either submit a joint filing to adjust the transmission rate for the Allegheny Power transmission zone in the PJM Region to address the impact of the Tax Act changes in effective tax rate, or to “show cause” as to why such action is not required. FERC established a refund effective date of March 21, 2018 for any refunds as a result of the change in tax rate. On May 14, 2018, MP, PE and WP submitted revisions to their joint stated transmission rate to reflect the reduction in the federal corporate income tax rate. The revisions reduce the rate by 6.70%. There were no comments submitted in response to the proposed revisions, and the matter is now before FERC for further action. FERC is not at this time requiring other FirstEnergy FERC-jurisdictional companies to make changes to their transmission or wholesale rates. However, these rates may be affected by a related FERC "Notice of Inquiry" assessing the impact of the Tax Act on certain rate components.

Also, on March 15, 2018, FERC issued a Notice of Inquiry seeking information regarding whether and how FERC should address possible changes to accumulated deferred income taxes and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including wholesale rates. Various entities submitted responses to the Notice of Inquiry. FESC, on behalf of its transmission-owning affiliates, participated in the development of separate comments submitted by Edison Electric Institute and certain PJM TOs. The matter is now before FERC for further action.

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

On June 29, 2018, FERC issued an order granting in part and denying in part the March 2016 complaint and rejecting both of PJM's April 2018 proposals, agreeing with the complaint that PJM's current MOPR is unjust and unreasonable and finding that none of the proposed solutions to MOPR reform were just and reasonable and not unduly discriminatory. FERC established a new FPA Section 206 proceeding to develop a solution to the MOPR construct. FERC's directives in the new proceeding are to revise the MOPR so that it (i) applies to both existing and new resources that receive out-of-market subsidies with very limited exemptions; and (ii) accommodates state policies by allowing a new FRR-like alternative that would remove resources that receive out-of-market subsidies from the capacity market if the unit could be paired with a commensurate amount of load. Resources receiving out-of-market revenues could opt to stay in the capacity market but would be subject to the revised MOPR, or under the FRR-like alternative they could exit the market. FERC established a timeline for comments and expects to issue an order by January 4, 2019, so that the reformed MOPR can be implemented for the 2019 BRA. FERC instituted a refund effective date of July 11, 2018, for the new Section 206 proceeding. On July 30, 2018 FESC, on behalf of the Utilities, submitted a request for clarification or, in the alternative, rehearing of FERC's June 29, 2018 order. Specifically, FESC requested clarification regarding the applicability of FERC's directed MOPR reform to vertically-integrated resources. Various other parties also submitted requests for rehearing or clarification. FERC's order on rehearing remains pending. On October 2, 2018, FESC on behalf of the Utilities submitted comments demonstrating that while MOPR reform may be an interim step, FERC needs to address fundamental flaws in the PJM capacity market.

On August 13, 2018, PJM filed a request for a waiver of certain provisions of the PJM Tariff to delay the 2019 BRA for the 2022/2023 Delivery Year from May 2019 to August 14, 2019 if FERC delays its order in the above Section 206 proceeding as requested by certain parties. PJM also requested waiver of certain deadlines associated with the 2019 BRA, including the posting of planning parameters and submission of a preliminary exception request for deactivating generation resources. FERC issued an order on August 30, 2018 granting the waiver as requested.

Separately, on May 31, 2018, certain merchant generators filed a complaint with FERC against PJM seeking an order finding that PJM's existing MOPR mechanism is unjust and unreasonable, and implementing instead a so-called "Clean" MOPR that would apply to existing and new generation resources of all fuel types and all ownership arrangements, including regulated generation resources such as MP's and JCP&L's existing generation, that receive or have any form of "out-of-market" support, including recovery of generation costs in retail rates. The complainants request a FERC order by May 2019, so that the proposed "Clean" MOPR could be implemented in PJM's 2019 BRA. FESC, on behalf of its affiliates and jointly with EKPC, submitted a protest of the complaint. FESC and EKPC requested FERC reject PJM's proposals, maintain the existing PJM market rules, and direct PJM to develop a holistic solution to the fundamental issues facing its market. Various other entities also submitted protests and comments. FERC did not address the Clean MOPR Complaint in its June 29, 2018 order, which remains pending before FERC. The outcome of FERC's Section 206 proceeding and the Clean MOPR Complaint, and their impact on the Utilities and FirstEnergy's regulated generation sources, if any, cannot be predicted at this time but are not expected to be material.
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

As of September 30, 2018, FirstEnergy's outstanding guarantees and other assurances aggregated approximately $1.7 billion, consisting of guarantees and assurances on behalf of FES and FENOC ($352 million), parental guarantees on behalf of its consolidated subsidiaries ($1 billion), other guarantees ($220 million) and other assurances ($141 million). FirstEnergy has also committed to provide certain additional guarantees to the FES Debtors for retained environmental liabilities of AE Supply related to the Pleasants Power Station and McElroy's Run CCR disposal facility as part of the settlement agreement in connection with the FES Bankruptcy.

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on AE Supply's power portfolio exposure as of September 30, 2018, AE Supply has posted collateral of $1 million. The Utilities and FET's subsidiaries have posted collateral of $10 million.

These credit-risk-related contingent features, or the margining provisions within bilateral agreements, stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining, which is the ability to secure additional collateral when needed, could be required. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2018.

Potential Collateral Obligations	AE Supply	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
At Current Credit Rating	$1	$—	$—	$1
Upon Further Downgrade	—	54	—	54
Surety Bonds (Collateralized Amount)	1	60	246	307
Total Exposure from Contractual Obligations	$2	$114	$246	$362

Surety Bonds are not tied to a credit rating. Surety Bonds' impact assumes maximum contractual obligations (typical obligations require 30 days to cure). FE provides credit support for FG surety bonds of $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield's Ferry CCR disposal site, respectively.

OTHER COMMITMENTS AND CONTINGENCIES

FE is a guarantor under a $300 million syndicated senior secured term loan facility due March 3, 2020, under which Global Holding's outstanding balance is approximately $220 million as of September 30, 2018. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guarantees of the obligations of Global Holding under the facility.

In connection with the facility, 69.99% of Global Holding's direct and indirect membership interests in Signal Peak, Global Rail and their affiliates along with FEV's and WMB Marketing Ventures, LLC's respective 33-1/3% membership interests in Global Holding, are pledged to the lenders under the current facility as collateral.

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FirstEnergy with regard to air and water quality and other environmental matters. Pursuant to a March 28, 2017 executive order, the EPA and other federal agencies are to review existing regulations that potentially burden the development or use of domestically produced energy resources and appropriately suspend, revise or rescind those that unduly burden the development of domestic energy resources beyond the degree necessary to protect the public interest or otherwise comply with the law. FirstEnergy cannot predict the timing or ultimate outcome of any of these reviews or how any future actions taken as a result thereof, in particular with respect to existing environmental regulations, may materially impact its business, results of operations, cash flows and financial condition.

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

The EPA tightened the primary and secondary NAAQS for ozone from the 2008 standard levels of 75 PPB to 70 PPB on October 1, 2015. The EPA stated the vast majority of U.S. counties will meet the new 70 PPB standard by 2025 due to other federal and state rules and programs but on April 30, 2018, the EPA designated fifty-one areas in twenty-two states as non-attainment; however, FirstEnergy has no power plants operating in those areas. States have roughly three years to develop implementation plans to attain the new 2015 ozone NAAQS. Depending on how the EPA and the states implement the new 2015 ozone NAAQS, the future cost of compliance may be material and changes to FirstEnergy’s operations may result. In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility's NOx emissions significantly contribute to Delaware's inability to attain the ozone NAAQS. The petition sought a short-term NOx emission rate limit of 0.125 lb/mmBTU over an averaging period of no more than 24 hours. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3 and Pleasants Units 1 and 2, significantly contribute to Maryland's inability to attain the ozone NAAQS. The petition sought NOx emission rate limits for the 36 EGUs by May 1, 2017. On September 14, 2018, the EPA denied both the States of Delaware and Maryland petitions under CAA Section 126. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including Ohio, Pennsylvania and West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126. On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

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

The EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act,” in December 2009, concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. On June 23, 2014, the U.S. Supreme Court decided that CO2 or other GHG emissions alone cannot trigger permitting requirements under the CAA, but that air emission sources that need PSD permits due to other regulated air pollutants can be required by the EPA to install GHG control technologies. The EPA released its final CPP regulations in August 2015 (which have been stayed by the U.S. Supreme Court), to reduce CO2 emissions from existing fossil fuel-fired EGUs. The EPA also finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On January 21, 2016, a panel of the D.C. Circuit denied the motions for stay and set an expedited schedule for briefing and argument. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On October 16, 2017, the EPA issued a proposed rule to repeal the CPP. To replace the CPP, the EPA proposed the ACE rule on August 21, 2018, which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. Depending on the outcomes of the review pursuant to the executive order, of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment, effective October 12, 2018. AE Supply assessed the changes in timing and closure plan requirements associated with the McElroy's Run impoundment site and increased the ARO by approximately $43 million in the third quarter of 2018.

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of September 30, 2018, based on estimates of the total costs of cleanup, FirstEnergy's proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $115 million have been accrued through September 30, 2018. Included in the total are accrued liabilities of approximately $78 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of September 30, 2018, JCP&L, ME and PN had approximately $0.8 billion invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation of JCP&L, ME, and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

FES Bankruptcy

On March 31, 2018, FES, including its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, and FENOC filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. See Note 3, "Discontinued Operations," for additional information.

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

On March 31, 2018, as discussed in Note 3, “Discontinued Operations,” FirstEnergy deconsolidated FES and FENOC and presented FES, FENOC, BSPC and a portion of AE Supply, representing substantially all of FirstEnergy’s operations that previously comprised the CES reportable operating segment, as discontinued operations in FirstEnergy’s consolidated financial statements resulting from actions taken as part of the strategic review to exit commodity-exposed generation. During the third quarter of 2018, the Pleasants Power Station was also reclassified to discontinued operations following its inclusion in the definitive settlement agreement for the benefit of FES' creditors. The financial information for all periods has been revised to present the discontinued operations within Reconciling Adjustments. The remaining business activities that previously comprised the CES reportable operating segment were not material and, as such, have been combined into Corporate/Other for reporting purposes.

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
Corporate support not charged to FE's subsidiaries, interest expense on stand-alone holding company debt, corporate income taxes and other businesses that do not constitute an operating segment are categorized as Corporate/Other for reportable business segment purposes. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of September 30, 2018, Corporate/Other had $5.35 billion of FE holding company long-term debt and $1.7 billion in borrowings under its revolving credit facility.

Financial information for each of FirstEnergy's reportable segments is presented in the tables below.
Segment Financial Information

For the Three Months Ended	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	Consolidated
	(In millions)

September 30, 2018
Revenues	$2,766	$346	$6	$(54)	$3,064
Depreciation	202	64	1	16	283
Amortization of regulatory assets, net	65	2	—	—	67
Miscellaneous income (expense), net	34	4	19	(8)	49
Interest expense	127	43	93	(8)	255
Income taxes (benefits)	126	34	(27)	—	133
Income (loss) from continuing operations	416	99	(128)	—	387
Total assets	28,530	10,017	896	—	39,443
Total goodwill	5,004	614	—	—	5,618
Property additions	356	262	5	12	635

September 30, 2017
Revenues	$2,609	$341	$10	$(50)	$2,910
Depreciation	183	59	2	17	261
Amortization of regulatory assets, net	107	6	—	—	113
Impairment of assets	—	13	—	—	13
Miscellaneous income (expense), net	16	1	15	(13)	19
Interest expense	133	38	104	(13)	262
Income taxes (benefits)	183	49	(30)	—	202
Income (loss) from continuing operations	314	84	(97)	—	301
Total assets	27,866	9,356	938	5,489	43,649
Total goodwill	5,004	614	—	—	5,618
Property additions	286	248	14	45	593

For the Nine Months Ended

September 30, 2018
Revenues	$7,694	$1,010	$28	$(181)	$8,551
Depreciation	598	187	6	52	843
Amortization (deferral) of regulatory assets, net	(194)	6	—	—	(188)
Miscellaneous income (expense), net	146	11	34	(27)	164
Interest expense	384	124	377	(27)	858
Income taxes	357	104	42	—	503
Income (loss) from continuing operations	1,115	302	(577)	—	840
Property additions	1,011	836	68	27	1,942

September 30, 2017
Revenues	$7,380	$981	$37	$(151)	$8,247
Depreciation	540	164	9	52	765
Amortization of regulatory assets, net	263	11	—	—	274
Impairment of assets	—	13	—	—	13
Miscellaneous income (expense), net	45	1	31	(33)	44
Interest expense	405	116	263	(33)	751
Income taxes (benefits)	442	154	(113)	—	483
Income (loss) from continuing operations	756	264	(248)	—	772
Property additions	854	717	43	233	1,847

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

On March 31, 2018, as discussed below, FirstEnergy deconsolidated FES and FENOC and presented FES, FENOC, BSPC and a portion of AE Supply, representing substantially all of FirstEnergy’s operations that previously comprised the CES reportable operating segment, as discontinued operations in FirstEnergy’s consolidated financial statements resulting from actions taken as part of the strategic review to exit commodity-exposed generation. During the third quarter of 2018, the Pleasants Power Station was also reclassified to discontinued operations following its inclusion in the definitive settlement agreement for the benefit of FES' creditors. The financial information for all periods has been revised to present the discontinued operations within Reconciling Adjustments. The remaining business activities that previously comprised the CES reportable operating segment were not material and, as such, have been combined into Corporate/Other for reporting purposes.

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
Corporate support not charged to FE's subsidiaries, interest expense on stand-alone holding company debt, corporate income taxes and other businesses that do not constitute an operating segment are categorized as Corporate/Other for reportable business segment purposes. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of September 30, 2018, 1,367 MWs of electric generating capacity, representing the Pleasants Power Station (1,300 MWs) and AE Supply's OVEC capacity entitlement (67 MWs), was included in Corporate/Other. As of September 30, 2018, Corporate/Other had $5.35 billion of FE holding company long-term debt and $1.7 billion in borrowings under its revolving credit facility. On October 19, 2018, FE and the Utilities and FET and certain of its subsidiaries amended their respective five-year syndicated revolving credit facilities, which provide for aggregate commitments of $3.5 billion and are available through December 6, 2022. Also on October 19, 2018, FE entered into two separate syndicated term loan credit facilities, the first being a $1.25 billion 364-day facility, and the second being a $500 million two-year facility, the proceeds of which were used to reduce short-term debt.

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

With approximately 24,500 miles in operations, the Regulated Transmission business is the centerpiece of FirstEnergy’s regulated investment strategy with approximately 80% of its capital investments recovered under forward-looking formula rates, including ATSI, TrAIL and MAIT. Regulated Transmission has also experienced significant growth as part of its Energizing the Future transmission plan with plans to invest $4.0 to $4.8 billion in capital from 2018 to 2021, which is expected to result in Regulated Transmission rate base growth of approximately 11% through 2021.

FirstEnergy believes there are incremental investment opportunities for its existing transmission infrastructure of approximately $20 billion beyond those identified through 2021, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

On December 22, 2017, the President signed the Tax Act into law. Substantially all of the provisions of the Tax Act are effective for taxable years beginning after December 31, 2017. As discussed below, various state regulatory proceedings have been initiated to investigate the impact of the Tax Act on the Utilities’ rates and charges. FirstEnergy continues to work with various state regulatory commissions to determine appropriate changes to customer rates resulting from the Tax Act. Several states have since implemented rate reductions to reflect the impact of the Tax Act, while in the remaining states, FirstEnergy continues to track and apply regulatory accounting treatment for the expected rate impact of changes resulting from the Tax Act. FERC also recently took action to address the impact of the Tax Act on FERC-jurisdictional rates, including transmission and electric wholesale rates. FirstEnergy has reflected the impact of changes to current taxes in its normal update to FERC-jurisdictional transmission rates and will continue to work with FERC regarding whether and how it should address possible changes to transmission and wholesale rates resulting from the Tax Act.

As previously disclosed, on January 22, 2018, FirstEnergy announced a $2.5 billion equity issuance, which included $1.62 billion in mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The equity investment strengthened the Company’s balance sheet, supports the company's transition to a fully regulated utility company and is expected to position FirstEnergy for sustained investment-grade credit metrics. The preferred shares participate in the dividend paid on common stock on an as-converted basis and are non-voting except in certain limited circumstances. The preferred shares contain an optional conversion right for holders as of July 22, 2018, and will mandatorily convert in July 2019, subject to limited exceptions. Proceeds from the investment were used to reduce holding company debt by $1.45 billion and fund the company’s pension plan by $750 million, with the remainder used for general corporate purposes. Because of this investment, FirstEnergy does not currently anticipate the need to issue additional equity through at least 2021 outside of its regular stock investment and employee benefit plans. As of September 30, 2018, 911,411 shares of preferred stock have been converted to 33,238,910 shares of common stock at the option of the holders.

On March 31, 2018, FirstEnergy’s competitive subsidiary FES and FENOC voluntarily filed petitions under Chapter 11 of the Federal Bankruptcy Code with the U.S. Bankruptcy Court. FirstEnergy and its other subsidiaries - including its Utilities and AE Supply - are not part of the filing and are not subject to the Chapter 11 process. The voluntary bankruptcy filings by FES and FENOC represented a significant event in FirstEnergy’s previously announced strategy to exit the competitive generation business and become a fully regulated utility company with a stronger balance sheet, solid cash flows and more predictable earnings. As a result of the bankruptcy filings, as of March 31, 2018, FES and FENOC were deconsolidated from FirstEnergy’s financial statements. Additionally, the operating results of FES and FENOC, as well as BSPC and a portion of AE Supply (including the Pleasants Power Station) that were subject to completed or pending asset sales, collectively representing substantially all of FirstEnergy’s operations that comprised the CES reportable segment, are presented as discontinued operations. Prior periods have been reclassified to conform with such presentation as discontinued operations.

On April 23, 2018, FirstEnergy and the FES Key Creditor Groups reached an agreement in principle to resolve certain claims by FirstEnergy against the FES Debtors and all claims by the FES Debtors and their creditors against FirstEnergy. The FES Debtors and the UCC subsequently joined settlement discussions with FirstEnergy and the FES Key Creditor Groups. On August 26, 2018, FirstEnergy, the FES Key Creditor Groups, the FES Debtors and the UCC entered into a definitive settlement agreement which was approved by order of the Bankruptcy Court on September 26, 2018. The settlement agreement includes the following terms, among others:

•
FE will pay certain pre-petition FES and FENOC employee-related obligations, which include unfunded pension obligations and other employee benefits, and provides for the waiver of all pre-petition claims (other than those claims under the Tax Allocation Agreement for the 2018 tax year) against the FES Debtors related to the FES Debtors and their businesses, including the full borrowings by FES under the $500 million secured credit facility, the $200 million credit agreement being used to support surety bonds, the BNSF/CSX rail settlement guarantee, and the FES Debtors' unfunded pension obligations, all of which were previously accounted for in the first quarter of 2018 gain on deconsolidation.

•	The full release of all claims against FirstEnergy by the FES Debtors and their creditors.

•	A $225 million cash payment from FirstEnergy.

•
A $628 million aggregate principal amount note issuance by FirstEnergy to the FES Debtors, which may be decreased by the amount, if any, of cash paid by FirstEnergy to the FES Debtors under the Intercompany Income Tax Allocation Agreement for the tax benefits related to the sale or deactivation of certain plants.

•
Transfer of the Pleasants Power Station and related assets to FES or its designee for the benefit of FES’ creditors, which resulted in a pre-tax charge of $43 million in the third quarter of 2018, and a requirement that FE continue to provide FES access to the McElroy's Run CCR Impoundment Facility, which is not being transferred. Prior to transfer and beginning no later than January 1, 2019, FES will acquire the economic interests in Pleasants and AE Supply will operate Pleasants until the transfer. FE will provide certain guarantees for retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility.

•
FirstEnergy agrees to waive all pre-petition claims related to shared services and credit nine-months of the FES Debtors' shared service costs beginning as of April 1, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.

•
FirstEnergy agrees to fund through its pension plan a pension enhancement, subject to a cap, should FES offer a voluntary enhanced retirement package in 2019 and to offer certain other employee benefits.

•
FirstEnergy agrees to perform under the Intracompany Tax Allocation Agreement through the FES Debtors’ emergence from bankruptcy, at which time FirstEnergy will waive a 2017 overpayment for NOLs of approximately $71 million, reverse 2018 estimated payments for NOLs of approximately $88 million and pay the FES Debtors for the use of NOLs in an amount no less than $66 million (of which approximately $20 million has been paid through September 30, 2018).

FirstEnergy has determined a loss is probable with respect to the FES Bankruptcy and recorded a pre-tax charge in the third quarter of 2018 of $1.2 billion within Discontinued Operations, which reflects the current estimate of the commitments and payments under the settlement agreement.

The settlement agreement remains subject to satisfaction of the conditions set forth therein, most notably the issuance of a final order by the Bankruptcy Court approving the plan or plans of reorganization for the FES Debtors that are acceptable to FirstEnergy consistent with the requirements of the settlement agreement. There can be no assurance that such conditions will be satisfied or the settlement agreement will be otherwise consummated, and the actual outcome of this matter may differ materially from the terms of the agreement described herein. FirstEnergy will continue to evaluate the impact of any new factors on the settlement and their relative impact on the financial statements.
In connection with the settlement agreement, FirstEnergy entered into a separation agreement with the FES Debtors to implement the separation of the FES Debtors and their businesses from FirstEnergy. A business separation committee has been established between FirstEnergy and the FES Debtors to review and determine issues that arise in the context of the separation of the FES Debtors’ businesses from those of FirstEnergy.
With the bankruptcy filings of FES and FENOC, and the completed sale of the previously announced competitive Bath hydroelectric station, FirstEnergy’s electric generation fleet is now made up of 3,790 MW of regulated generation, including four plants in West Virginia, Virginia and New Jersey. This excludes AE Supply’s remaining competitive generation assets - the 1,300 MW Pleasants Power Station, which will be transferred to FES' creditors under the settlement agreement, and its 67 MW OVEC capacity entitlement.

In support of the strategic review to exit competitive generation, management launched the FE Tomorrow initiative to define FirstEnergy's future organization to support its regulated business. FE Tomorrow is intended to align corporate services to efficiently support the regulated operations by ensuring that FirstEnergy has the right talent, organizational and cost structure to achieve our earnings growth targets. In support of the FE Tomorrow initiative, in June and early July 2018, nearly 500 employees in the shared services and utility services and sustainability organizations, which was more than 80% of eligible employees, accepted a voluntary enhanced retirement package, which included severance compensation and a temporary pension enhancement, with most employees expected to depart by December 31, 2018. Management expects the cost savings resulting from the FE Tomorrow initiative to support the company's growth targets.

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions, except per share amounts)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change

Revenues	$3,064	$2,910	$154	5%	$8,551	$8,247	$304	4%

Operating expenses	2,354	2,177	177	8%	6,561	6,324	237	4%

Operating income	710	733	(23)	(3)%	1,990	1,923	67	3%

Other expenses, net	(190)	(230)	40	(17)%	(647)	(668)	21	(3)%

Income before income taxes	520	503	17	3%	1,343	1,255	88	7%

Income taxes	133	202	(69)	(34)%	503	483	20	4%

Income from continuing operations	387	301	86	29%	840	772	68	9%

Discontinued operations	(845)	95	(940)	NM	370	3	367	NM

Net income (loss)	$(458)	$396	$(854)	(216)%	$1,210	$775	$435	56%

* NM = not meaningful

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 15, "Segment Information," of the Notes to Consolidated Financial Statements.

On March 31, 2018, as discussed above, FirstEnergy deconsolidated FES and FENOC and presented FES, FENOC, BSPC and a portion of AE Supply representing substantially all of FirstEnergy’s operations that previously comprised the CES reportable operating segment, as discontinued operations in FirstEnergy’s consolidated financial statements resulting from the FES Bankruptcy and actions taken as part of the strategic review to exit commodity-exposed generation. During the third quarter of 2018, the Pleasants Power Station was reclassified to discontinued operations following its inclusion in the definitive settlement agreement for the benefit of FES' creditors. The financial information for all periods has been revised to present the discontinued operations. The remaining business activities that previously comprised the CES reportable operating segment were not material and, as such, have been combined into Corporate/Other for reporting purposes.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Summary of Results of Operations — Third Quarter 2018 Compared with Third Quarter 2017

Financial results for FirstEnergy’s business segments in the third quarter of 2018 and 2017 were as follows:

Third Quarter 2018 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$2,698	$341	$(30)	$3,009
Other	68	5	(18)	55
Total Revenues	2,766	346	(48)	3,064

Operating Expenses:
Fuel	137	—	—	137
Purchased power	873	—	3	876
Other operating expenses	663	68	8	739
Provision for depreciation	202	64	17	283
Amortization of regulatory assets, net	65	2	—	67
General taxes	197	49	6	252
Total Operating Expenses	2,137	183	34	2,354

Operating Income (Loss)	629	163	(82)	710

Other Income (Expense):
Miscellaneous income, net	34	4	11	49
Interest expense	(127)	(43)	(85)	(255)
Capitalized financing costs	6	9	1	16
Total Other Expense	(87)	(30)	(73)	(190)

Income (Loss) Before Income Taxes (Benefits)	542	133	(155)	520
Income taxes (benefits)	126	34	(27)	133
Income (Loss) From Continuing Operations	416	99	(128)	387
Discontinued Operations, net of tax	—	—	(845)	(845)
Net Income (Loss)	$416	$99	$(973)	$(458)

Third Quarter 2017 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$2,553	$337	$(26)	$2,864
Other	56	4	(14)	46
Total Revenues	2,609	341	(40)	2,910

Operating Expenses:
Fuel	126	—	—	126
Purchased power	776	—	(2)	774
Other operating expenses	621	55	(24)	652
Provision for depreciation	183	59	19	261
Amortization of regulatory assets, net	107	6	—	113
General taxes	187	45	6	238
Impairment of assets	—	13	—	13
Total Operating Expenses	2,000	178	(1)	2,177

Operating Income (Loss)	609	163	(39)	733

Other Income (Expense):
Miscellaneous income, net	16	1	2	19
Interest expense	(133)	(38)	(91)	(262)
Capitalized financing costs	5	7	1	13
Total Other Expense	(112)	(30)	(88)	(230)

Income (Loss) Before Income Taxes (Benefits)	497	133	(127)	503
Income taxes (benefits)	183	49	(30)	202
Income (Loss) From Continuing Operations	314	84	(97)	301
Discontinued Operations, net of tax	—	—	95	95
Net Income (Loss)	$314	$84	$(2)	$396

Changes Between Third Quarter 2018 and Third Quarter 2017 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$145	$4	$(4)	$145
Other	12	1	(4)	9
Total Revenues	157	5	(8)	154

Operating Expenses:
Fuel	11	—	—	11
Purchased power	97	—	5	102
Other operating expenses	42	13	32	87
Provision for depreciation	19	5	(2)	22
Amortization of regulatory assets, net	(42)	(4)	—	(46)
General taxes	10	4	—	14
Impairment of assets	—	(13)	—	(13)
Total Operating Expenses	137	5	35	177

Operating Income (Loss)	20	—	(43)	(23)

Other Income (Expense):
Miscellaneous income, net	18	3	9	30
Interest expense	6	(5)	6	7
Capitalized financing costs	1	2	—	3
Total Other Expense	25	—	15	40

Income (Loss) Before Income Taxes (Benefits)	45	—	(28)	17
Income taxes (benefits)	(57)	(15)	3	(69)
Income (Loss) From Continuing Operations	102	15	(31)	86
Discontinued Operations, net of tax	—	—	(940)	(940)
Net Income (Loss)	$102	$15	$(971)	$(854)

Regulated Distribution — Third Quarter 2018 Compared with Third Quarter 2017

Regulated Distribution's operating results increased $102 million in the third quarter of 2018, as compared to the same period of 2017, reflecting higher revenues associated with increased weather-related usage, the net impact of a FERC settlement that reallocated certain transmission costs, and lower pension and OPEB non-service costs.

Revenues —

The $157 million increase in total revenues resulted from the following sources:

	For the Three Months Ended September 30,
Revenues by Type of Service	2018	2017	Increase
	(In millions)
Distribution services(1)	$1,506	$1,440	$66

Generation sales:
Retail	1,059	981	78
Wholesale	133	132	1
Total generation sales	1,192	1,113	79

Other	68	56	12
Total Revenues	$2,766	$2,609	$157

(1) Includes $66 million and $60 million of ARP revenues for the three months ended September 30, 2018 and 2017, respectively.

Distribution services revenues increased $66 million, primarily resulting from higher weather-related customer usage as described below. Additionally, distribution revenues were impacted by higher rates associated with the recovery of deferred costs, partially offset by certain tax impacts reflected as a reduction in revenues resulting from the Tax Act. Distribution deliveries by customer class are summarized in the following table:

	For the Three Months Ended September 30,		Increase
Electric Distribution MWH Deliveries	2018	2017	(Decrease)
	(In thousands)
Residential	15,657	13,863	12.9%
Commercial	11,358	11,060	2.7%
Industrial	13,672	13,341	2.5%
Other	137	147	(6.8)%
Total Electric Distribution MWH Deliveries	40,824	38,411	6.3%

Higher distribution deliveries to residential and commercial customers primarily reflect higher weather-related usage resulting from cooling degree days that were 28% above 2017, and 29% above normal. Deliveries to industrial customers increased reflecting higher shale and steel customer usage.

The following table summarizes the price and volume factors contributing to the $79 million increase in generation revenues for the third quarter of 2018 compared to the same period of 2017:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of increase in sales volumes	$91
Change in prices	(13)
78
Wholesale:
Effect of decrease in sales volumes	(17)
Change in prices	10
Capacity Revenue	8
1
Increase in Generation Revenues	$79

The increase in retail generation sales volumes was primarily due to higher weather-related usage, as described above, as well as decreased customer shopping in New Jersey. Total generation provided by alternative suppliers as a percentage of total MWH deliveries decreased to 46% from 50% in New Jersey. The decrease in retail generation prices primarily resulted from lower default service auction prices in New Jersey.

Wholesale generation revenues increased $1 million in the third quarter of 2018, as compared to the same period in 2017, primarily due to higher spot market prices and capacity revenue, partially offset by lower wholesale sales. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses increased $137 million for the third quarter of 2018 compared to the same period of 2017, primarily due to the following:

•	Fuel costs were $11 million higher in the third quarter of 2018, as compared to the same period in 2017, primarily due to higher unit costs.

•
Purchased power costs were $97 million higher in the third quarter of 2018, as compared to the same period in 2017, primarily due to increased volumes resulting from higher customer weather-related usage as well as decreased customer shopping in New Jersey.

Source of Change in Purchased Power	Increase (Decrease)

(In millions)
Purchases from non-affiliates:
Change due to increased unit costs	$12
Change due to volumes	87
99
Purchases from affiliates:
Change due to decreased unit costs	(1)
Change due to volumes	(11)
(12)
Capacity	10
Increase in Purchased Power Costs	$97

•	Other operating expenses increased $42 million, primarily due to:

•	Higher operating and maintenance expenses of $16 million, primarily due to increased vegetation management costs.

•	$21 million in pension special termination costs associated with the voluntary retirement program in the third quarter of 2018.

•	Increased storm restoration and other program costs of $12 million, which were deferred for future recovery, resulting in no material impact on current period earnings.

•
Net network transmission expenses decreased $7 million reflecting adjustments in transmission costs related to the FERC settlement during the second quarter of 2018 that reallocated certain transmission costs across utilities in PJM and resulted in a refund to the Ohio Companies ($38 million), partially offset by higher network transmission costs ($31 million). Except for certain transmission costs and credits at the Ohio Companies, the difference between current revenues and transmission costs incurred are deferred for future recovery or refund, resulting in no material impact on current period earnings.

•	Depreciation expense increased $19 million, primarily due to a higher asset base.

•	Amortization expense decreased $42 million, primarily due to higher deferral of transmission expenses associated with the FERC settlement discussed above, and increased deferral of generation costs.

•	General taxes expense increased $10 million, primarily due to higher revenue-related taxes associated with increased sales volumes.

Other Expense —

Total other expense decreased $25 million, primarily due to higher net miscellaneous income resulting from lower pension and OPEB non-service costs related to expected asset returns on the pension contributions discussed above, and lower capitalization, as well as lower interest expense resulting from debt maturities and refinancings.

Income Taxes —

Regulated Distribution’s effective tax rate was 23.2% and 36.8% for the three months ended September 30, 2018 and 2017, respectively. The lower rate is primarily a result of certain impacts of the Tax Act.

Regulated Transmission — Third Quarter 2018 Compared with Third Quarter 2017

Regulated Transmission's operating results increased $15 million in the third quarter of 2018, as compared to the same period of 2017, primarily resulting from the impact of a higher rate base at ATSI and MAIT, as well as the absence of a pre-tax impairment charge of $13 million in 2017, as described below, partially offset by a lower rate base at TrAIL.

Revenues —

Total revenues increased $5 million, primarily due to recovery of incremental operating expenses and a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

Revenues by transmission asset owner are shown in the following table:

	For the Three Months Ended September 30,		Increase
Revenues by Transmission Asset Owner	2018	2017	(Decrease)
	(In millions)
ATSI	$168	$167	$1
TrAIL	62	72	(10)
MAIT	44	29	15
Other	72	73	(1)
Total Revenues	$346	$341	$5

Operating Expenses —

Total operating expenses increased $5 million, primarily due to higher operating and maintenance expenses as well as higher property taxes and depreciation due to higher asset base. The majority of the increases were recovered through formula rates at ATSI, MAIT and TrAIL, resulting in no material impact on current period earnings. Additionally, as a result of a settlement agreement on its formula transmission rate between MAIT and certain parties, MAIT recorded a pre-tax impairment charge of $13 million in the third quarter of 2017.

Income Taxes —

Regulated Transmission’s effective tax rate was 25.6% and 36.8% for the three months ended September 30, 2018 and 2017, respectively. The lower rate is primarily a result of certain impacts of the Tax Act.
Corporate / Other — Third Quarter 2018 Compared with Third Quarter 2017

Financial results from the Corporate/Other operating segment and reconciling adjustments resulted in a $31 million decrease in income from continuing operations in the third quarter of 2018 compared to the same period in 2017, primarily due to higher operating expenses and an increase in the ARO at McElroy’s Run.

For the three months ended September 30, 2018 and 2017, FirstEnergy recorded results of discontinued operations, net of tax, of $(845) million and $95 million, respectively. Discontinued operations were comprised of the results of FES, FENOC, BSPC and a portion of AE Supply (including the Pleasants Power Station). The increased loss from discontinued operations primarily reflects the $834 million loss on disposal of FES and FENOC recognized in the third quarter of 2018.

Summary of Results of Operations — First Nine Months of 2018 Compared with First Nine Months of 2017

Financial results for FirstEnergy’s business segments in the first nine months of 2018 and 2017 were as follows:

First Nine Months 2018 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$7,497	$996	$(107)	$8,386
Other	197	14	(46)	165
Total Revenues	7,694	1,010	(153)	8,551

Operating Expenses:
Fuel	404	—	—	404
Purchased power	2,391	—	2	2,393
Other operating expenses	2,227	182	(46)	2,363
Provision for depreciation	598	187	58	843
Amortization (deferral) of regulatory assets, net	(194)	6	—	(188)
General taxes	576	144	26	746
Impairment of assets	—	—	—	—
Total Operating Expenses	6,002	519	40	6,561

Operating Income (Loss)	1,692	491	(193)	1,990

Other Income (Expense):
Miscellaneous income, net	146	11	7	164
Interest expense	(384)	(124)	(350)	(858)
Capitalized financing costs	18	28	1	47
Total Other Expense	(220)	(85)	(342)	(647)

Income (Loss) Before Income Taxes	1,472	406	(535)	1,343
Income taxes	357	104	42	503
Income (Loss) From Continuing Operations	1,115	302	(577)	840
Discontinued Operations, net of tax	—	—	370	370
Net Income (Loss)	$1,115	$302	$(207)	$1,210

First Nine Months 2017 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$7,193	$968	$(77)	$8,084
Other	187	13	(37)	163
Total Revenues	7,380	981	(114)	8,247

Operating Expenses:
Fuel	388	—	8	396
Purchased power	2,212	—	3	2,215
Other operating expenses	1,889	150	(81)	1,958
Provision for depreciation	540	164	61	765
Amortization of regulatory assets, net	263	11	—	274
General taxes	546	130	27	703
Impairment of assets	—	13	—	13
Total Operating Expenses	5,838	468	18	6,324

Operating Income (Loss)	1,542	513	(132)	1,923

Other Income (Expense):
Miscellaneous income (expense), net	45	1	(2)	44
Interest expense	(405)	(116)	(230)	(751)
Capitalized financing costs	16	20	3	39
Total Other Expense	(344)	(95)	(229)	(668)

Income (Loss) Before Income Taxes (Benefits)	1,198	418	(361)	1,255
Income taxes (benefits)	442	154	(113)	483
Income (Loss) From Continuing Operations	756	264	(248)	772
Discontinued Operations, net of tax	—	—	3	3
Net Income (Loss)	$756	$264	$(245)	$775

Changes Between First Nine Months 2018 and First Nine Months 2017 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$304	$28	$(30)	$302
Other	10	1	(9)	2
Total Revenues	314	29	(39)	304

Operating Expenses:
Fuel	16	—	(8)	8
Purchased power	179	—	(1)	178
Other operating expenses	338	32	35	405
Provision for depreciation	58	23	(3)	78
Amortization (deferral) of regulatory assets, net	(457)	(5)	—	(462)
General taxes	30	14	(1)	43
Impairment of assets	—	(13)	—	(13)
Total Operating Expenses	164	51	22	237

Operating Income (Loss)	150	(22)	(61)	67

Other Income (Expense):
Miscellaneous income (expense), net	101	10	9	120
Interest expense	21	(8)	(120)	(107)
Capitalized financing costs	2	8	(2)	8
Total Other Expense	124	10	(113)	21

Income (Loss) Before Income Taxes (Benefits)	274	(12)	(174)	88
Income taxes (benefits)	(85)	(50)	155	20
Income (Loss) From Continuing Operations	359	38	(329)	68
Discontinued Operations, net of tax	—	—	367	367
Net Income	$359	$38	$38	$435

Regulated Distribution — First Nine Months of 2018 Compared with First Nine Months of 2017

Regulated Distribution's net income increased $359 million in the first nine months of 2018, as compared to the same period of 2017, reflecting the reversal of a reserve on recoverability of certain REC purchases in Ohio, the net impact of a FERC settlement that reallocated certain transmission costs, higher revenues associated with increased weather-related usage and the implementation of approved rates in Ohio and Pennsylvania, as further described below, and lower pension and OPEB non-service costs.

Revenues —

The $314 million increase in total revenues resulted from the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2018	2017	Increase
	(In millions)
Distribution services(1)	$4,139	$4,003	$136

Generation sales:
Retail	2,981	2,825	156
Wholesale	377	365	12
Total generation sales	3,358	3,190	168

Other	197	187	10
Total Revenues	$7,694	$7,380	$314

(1) Includes $190 million and $189 million of ARP revenues for the nine months ended September 30, 2018 and 2017, respectively.

Distribution services revenues increased $136 million, primarily resulting from the impact of approved base distribution rate increases in Pennsylvania, effective January 27, 2017, higher revenue from the DCR in Ohio, and higher weather-related customer usage as described below. Additionally, distribution revenues were impacted by higher rates associated with the recovery of deferred costs, partially offset by certain tax impacts reflected as a reduction in revenues resulting from the Tax Act. Distribution deliveries by customer class are summarized in the following table:

	For the Nine Months Ended September 30,		Increase
Electric Distribution MWH Deliveries	2018	2017	(Decrease)
	(In thousands)
Residential	42,730	38,846	10.0%
Commercial	32,081	31,261	2.6%
Industrial	39,947	39,003	2.4%
Other	418	428	(2.3)%
Total Electric Distribution MWH Deliveries	115,176	109,538	5.1%

Higher distribution deliveries to residential and commercial customers primarily reflect higher weather-related usage resulting from cooling degree days that were 26% above 2017, and 29% above normal, as well as, heating degree days that were 19% above 2017. Deliveries to industrial customers increased reflecting higher shale and steel customer usage.

The following table summarizes the price and volume factors contributing to the $168 million increase in generation revenues for the first nine months of 2018 compared to the same period of 2017:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of increase in sales volumes	$216
Change in prices	(60)
156
Wholesale:
Effect of decrease in sales volumes	(45)
Change in prices	37
Capacity Revenue	20
12
Increase in Generation Revenues	$168

The increase in retail generation sales volumes was primarily due to higher weather-related usage, as described above, as well as decreased customer shopping in New Jersey. Total generation provided by alternative suppliers as a percentage of total MWH deliveries decreased to 49% from 52% in New Jersey. The decrease in retail generation prices primarily resulted from lower default service auction prices in Pennsylvania and New Jersey.

Wholesale generation revenues increased $12 million in the first nine months of 2018, as compared to the same period in 2017, primarily due to higher spot market prices and capacity revenue, partially offset by lower wholesale sales. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses increased $164 million, primarily due to the following:

•	Fuel costs were $16 million higher during the first nine months of 2018, as compared to the same period of 2017, primarily due to higher unit costs.

•
Purchased power costs increased $179 million during the first nine months of 2018, as compared to the same period of 2017, primarily due to increased volumes resulting from higher customer weather-related usage as well as decreased customer shopping.

Source of Change in Purchased Power	Increase (Decrease)

(In millions)
Purchases from non-affiliates:
Change due to increased unit costs	$6
Change due to volumes	164
170
Purchases from affiliates:
Change due to decreased unit costs	(8)
Change due to volumes	(21)
(29)
Capacity	38
Increase in Purchased Power Costs	$179

•	Other operating expenses increased $338 million, primarily due to:

•
Increased storm restoration costs of $213 million, primarily associated with the March 2018 east coast storms, which were deferred for future recovery, resulting in no material impact on current period earnings.

•
Higher net network transmission expenses of $36 million reflecting increased transmission costs ($147 million), partially offset by a FERC settlement during the second quarter of 2018 that reallocated certain transmission costs across utilities in PJM and resulted in a refund to the Ohio Companies ($111 million). Except for certain transmission costs and credits at the Ohio Companies, the difference between current revenues and transmission costs incurred are deferred for future recovery or refund, resulting in no material impact on current period earnings.

•	Higher energy efficiency and other program costs of $35 million, which are deferred for future recovery, resulting in no material impact on current period earnings.

•	Higher operating and maintenance expenses of $33 million, primarily due to higher benefit costs as well as increased vegetation management costs.

•	$21 million in pension special termination costs associated with the voluntary retirement program in the third quarter of 2018.

•	Depreciation expense increased $58 million, primarily due to a higher rate base.

•
Amortization expense decreased $457 million, primarily due to increased deferral of storm restoration costs, the Ohio Supreme Court ruling regarding purchase of RECs, higher deferral of transmission and generation expenses including the net impact of the FERC settlement discussed above, and higher deferral of energy efficiency program costs.

•	General taxes expense increased $30 million, primarily due to higher property taxes and revenue-related taxes associated with increased sales volumes.

Other Expense —

Total other expense decreased $124 million, primarily due to higher net miscellaneous income resulting from lower pension and OPEB non-service costs related to expected asset returns on the pension contributions discussed above, and lower capitalization, as well as lower interest expense resulting from debt maturities and refinancings.

Income Taxes —

Regulated Distribution’s effective tax rate was 24.3% and 36.9% for the nine months ended September 30, 2018 and 2017, respectively. The lower rate is primarily a result of certain impacts of the Tax Act.

Regulated Transmission — First Nine Months of 2018 Compared with First Nine Months of 2017

Regulated Transmission's net income increased $38 million in the first nine months of 2018, as compared to the same period of 2017, primarily resulting from the impact of a higher rate base at ATSI and MAIT and higher revenues at JCP&L, as well as the absence of a pre-tax impairment charge of $13 million in 2017, partially offset by a lower rate base at TrAIL.

Revenues —

Total revenues increased $29 million, primarily due to the implementation of approved settlement rates at JCP&L, effective January 1, 2018, and recovery of incremental operating expenses and a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

Revenues by transmission asset owner are shown in the following table:

	For the Nine Months Ended September 30,
Revenues by Transmission Asset Owner	2018	2017	Increase (Decrease)
	(In millions)
ATSI	$495	$485	$10
TrAIL	190	215	(25)
MAIT	109	79	30
Other	216	202	14
Total Revenues	$1,010	$981	$29

Operating Expenses —

Total operating expenses increased $51 million, primarily due to higher operating and maintenance expenses, as well as higher property taxes and depreciation due to higher asset base. The majority of the increases are recovered through formula rates at ATSI, MAIT and TrAIL, resulting in no material impact on current period earnings. Additionally, as a result of a settlement agreement on its formula transmission rate between MAIT and certain parties, MAIT recorded a pre-tax impairment charge of $13 million in the third quarter of 2017.

Other Expense —

Total other expense decreased $10 million, primarily due to higher net miscellaneous income resulting from lower pension and OPEB non-service costs related to the pension contributions discussed above, higher expected asset returns and lower capitalization.

Income Taxes —

Regulated Transmission’s effective tax rate was 25.6% and 36.8% for the nine months ended September 30, 2018 and 2017, respectively. The lower rate is primarily a result of certain impacts of the Tax Act.

Corporate / Other — First Nine Months of 2018 Compared with First Nine Months of 2017

Financial results from the Corporate/Other operating segment and reconciling adjustments resulted in a $329 million decrease in income from continuing operations in the first nine months of 2018 compared to the same period of 2017, primarily associated with higher operating expense, an increase in the ARO at McElroy’s Run, higher interest expense and a higher consolidated effective tax rate. Higher interest expense resulted from FE's issuance of $3 billion of senior notes in June 2017, as well as make-whole premiums of approximately $90 million in connection with the repayment of AE Supply and AGC senior notes in the second quarter of 2018. The increase in effective tax rate is primarily due to the legal and financial separation of FES and FENOC from FirstEnergy. This separation officially eroded the ties between FES, FENOC and other FirstEnergy subsidiaries doing business in West Virginia. As such, FES and FENOC were removed from the West Virginia unitary group when calculating West Virginia state income taxes, resulting in a $126 million charge to income tax expense in continuing operations associated with the re-measurement in state deferred taxes. Additionally, the decrease in the corporate federal income tax rate from 35% to 21%, which became effective January 1, 2018, reduced income tax benefits.

For the nine months ended September 30, 2018 and 2017, FirstEnergy recorded income from discontinued operations, net of tax, of $370 million and $3 million, respectively. Discontinued operations were comprised of the results of FES, FENOC, BSPC and a portion of AE Supply (including the Pleasants Power Station) and a net gain on disposal of approximately $405 million, which consisted of the following:

(In millions)	For the Nine Months Ended September 30, 2018
Removal of investment in FES and FENOC	$2,193
Assumption of benefit obligations retained at FE	(820)
Guarantees and credit support provided by FE	(139)
Reserve on receivables and allocated Pension/OPEB mark-to-market	(914)
Settlement Consideration and Services Credit	(1,183)
Loss on disposal of FES and FENOC, before tax	(863)
Income tax benefit, including estimated worthless stock deduction	1,268
Gain on disposal of FES and FENOC, net of tax	$405

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

The following table provides information about the composition of net regulatory assets and liabilities as of September 30, 2018 and December 31, 2017, and the changes during the nine months ended September 30, 2018:

Net Regulatory Assets (Liabilities) by Source	September 30, 2018	December 31, 2017	Increase (Decrease)
	(In millions)
Regulatory transition costs	$36	$46	$(10)
Customer payables for future income taxes	(2,775)	(2,765)	(10)
Nuclear decommissioning and spent fuel disposal costs	(306)	(323)	17
Asset removal costs	(769)	(774)	5
Deferred transmission costs	231	187	44
Deferred generation costs	203	198	5
Deferred distribution costs	220	258	(38)
Contract valuations	77	118	(41)
Storm-related costs	488	329	159
Other	2	46	(44)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(2,593)	$(2,680)	$87

Approximately $412 million and $201 million of regulatory assets, primarily related to storm damage costs, do not earn a current return as of September 30, 2018 and December 31, 2017, respectively, and a majority of which are currently being recovered through rates.
CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments, and contributions to its pension plan.

On January 22, 2018, FirstEnergy announced a $2.5 billion equity issuance, which included $1.62 billion in mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The preferred shares participate in the dividend paid on common stock on an as-converted basis and are non-voting except in certain limited circumstances. The preferred shares contain an optional conversion right, and will mandatorily convert in July 2019, subject to limited exceptions. Proceeds from the investment were used to reduce holding company debt by $1.45 billion and fund the company’s pension plan by $750 million, with the remainder used for general corporate purposes. As of September 30, 2018, 911,411 shares of preferred stock have been converted into 33,238,910 shares of common stock at the option of the holders.

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

In addition to this equity investment, FE and its distribution and transmission subsidiaries expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for 2018 and beyond, FE and its distribution and transmission subsidiaries expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt by certain distribution and transmission subsidiaries to, among other things, fund capital expenditures and refinance short-term and maturing long-term debt, subject to market conditions and other factors.

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

On March 9, 2018, FES borrowed $500 million from FE under the secured credit facility, dated as of December 6, 2016, among FES, as Borrower, FG and NG as guarantors, and FE, as lender, which fully utilized the committed line of credit available under the secured credit facility. Following deconsolidation of FES, FE fully reserved for the $500 million associated with the borrowings under the secured credit facility. Under the terms of the settlement agreement discussed below, FE will release any and all claims against the FES Debtors with respect to the $500 million borrowed under the secured credit facility.

On April 23, 2018, FirstEnergy and the FES Key Creditor Groups reached an agreement in principle to resolve certain claims by FirstEnergy against the FES Debtors and all claims by the FES Debtors and their creditors against FirstEnergy. The FES Debtors and the UCC subsequently joined settlement discussions with FirstEnergy and the FES Key Creditor Groups. On August 26, 2018, FirstEnergy, the FES Key Creditor Groups, the FES Debtors and the UCC entered into a definitive settlement agreement which was approved by order of the Bankruptcy Court on September 26, 2018. The settlement agreement includes the following terms, among others:

•
FE will pay certain pre-petition FES and FENOC employee-related obligations, which include unfunded pension obligations and other employee benefits, and provides for the waiver of all pre-petition claims (other than those claims under the Tax Allocation Agreement for the 2018 tax year) against the FES Debtors related to the FES Debtors and their businesses, including the full borrowings by FES under the $500 million secured credit facility, the $200 million credit agreement being used to support surety bonds, the BNSF/CSX rail settlement guarantee, and the FES Debtors' unfunded pension obligations, all of which were previously accounted for in the first quarter of 2018 gain on deconsolidation.

•	The full release of all claims against FirstEnergy by the FES Debtors and their creditors.

•	A $225 million cash payment from FirstEnergy.

•
A $628 million aggregate principal amount note issuance by FirstEnergy to the FES Debtors, which may be decreased by the amount, if any, of cash paid by FirstEnergy to the FES Debtors under the Intercompany Income Tax Allocation Agreement for the tax benefits related to the sale or deactivation of certain plants.

•
Transfer of the Pleasants Power Station and related assets to FES or its designee for the benefit of FES’ creditors, which resulted in a pre-tax charge of $43 million in the third quarter of 2018, and a requirement that FE continue to provide FES access to the McElroy's Run CCR Impoundment Facility, which is not being transferred. Prior to transfer and beginning no later than January 1, 2019, FES will acquire the economic interests in Pleasants and AE Supply will operate Pleasants until the transfer. FE will provide certain guarantees for retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility.

•
FirstEnergy agrees to waive all pre-petition claims related to shared services and credit nine-months of the FES Debtors' shared service costs beginning as of April 1, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.

•
FirstEnergy agrees to fund through its pension plan a pension enhancement, subject to a cap, should FES offer a voluntary enhanced retirement package in 2019 and to offer certain other employee benefits.

•
FirstEnergy agrees to perform under the Intracompany Tax Allocation Agreement through the FES Debtors’ emergence from bankruptcy, at which time FirstEnergy will waive a 2017 overpayment for NOLs of approximately $71 million, reverse 2018 estimated payments for NOLs of approximately $88 million and pay the FES Debtors for the use of NOLs in an amount no less than $66 million (of which approximately $20 million has been paid through September 30, 2018).

FirstEnergy has determined a loss is probable with respect to the FES Bankruptcy and recorded a pre-tax charge in the third quarter of 2018 of $1.2 billion within Discontinued Operations, which reflects the current estimate of the commitments and payments under the settlement agreement.
The settlement agreement remains subject to satisfaction of the conditions set forth therein, most notably the issuance of a final order by the Bankruptcy Court approving the plan or plans of reorganization for the FES Debtors that are acceptable to FirstEnergy consistent with the requirements of the settlement agreement. There can be no assurance that such conditions will be satisfied or the settlement agreement will be otherwise consummated, and the actual outcome of this matter may differ materially from the terms of the agreement described herein. FirstEnergy will continue to evaluate the impact of any new factors on the settlement and their relative impact on the financial statements.
In connection with the settlement agreement, FirstEnergy entered into a separation agreement with the FES Debtors to implement the separation of the FES Debtors and their businesses from FirstEnergy. A business separation committee has been established between FirstEnergy and the FES Debtors to review and determine issues that arise in the context of the separation of the FES Debtors’ businesses from those of FirstEnergy.

In support of the strategic review to exit competitive generation, management launched the FE Tomorrow initiative to define FirstEnergy's future organization to support its regulated business. FE Tomorrow is intended to align corporate services to efficiently support the regulated operations by ensuring that FirstEnergy has the right talent, organizational and cost structure to achieve our earnings growth targets. In support of the FE Tomorrow initiative, in June and early July 2018, nearly 500 employees in the shared services and utility services and sustainability organizations, which was more than 80% of eligible employees, accepted a voluntary enhanced retirement package, which included severance compensation and a temporary pension enhancement, with most employees expected to depart by December 31, 2018. FirstEnergy expects further talent, organizational and cost structure adjustments in order to accomplish the FE Tomorrow goals. Management expects the cost savings resulting from the FE Tomorrow initiative to support the company's growth targets.

As of September 30, 2018, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was due in large part to short-term borrowings and currently payable long-term debt. Currently payable long-term debt as of September 30, 2018, consisted of the following:

Currently Payable Long-Term Debt	(In millions)
Unsecured notes	$725
FMBs	325
Sinking fund requirements	63
Other notes	15
$1,128

Short-Term Borrowings / Revolving Credit Facilities

FE and the Utilities and FET and certain of its subsidiaries participate in two separate five-year syndicated revolving credit facilities, which were amended on October 19, 2018, providing for aggregate commitments of $3.5 billion (Facilities), which are available until December 6, 2022. Under the amended FE Facility, an aggregate amount of $2.5 billion is available to be borrowed, repaid and reborrowed, subject to separate borrowing sublimits for each borrower including FE and its regulated distribution subsidiaries. Under the amended FET Facility, an aggregate amount of $1.0 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sublimits for each borrower including FE’s transmission subsidiaries. Prior to the amendments to the Facilities, the aggregate commitments under the Facilities was $5.0 billion, which were available until December 6, 2021. FirstEnergy amended the Facilities to reduce costs and to better align FirstEnergy's ongoing liquidity needs with its strategy to be a fully regulated utility company.

Borrowings under their Facilities may be used for working capital and other general corporate purposes, including intercompany loans and advances by a borrower to any of its subsidiaries. Generally, borrowings under each of the Facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the Facilities contains financial covenants requiring each borrower to maintain a consolidated debt-to-total-capitalization ratio (as defined under each of the Facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter.

FirstEnergy had $1,700 million and $300 million of short-term borrowings as of September 30, 2018 and December 31, 2017, respectively. FirstEnergy’s available liquidity from external sources as of October 19, 2018, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2022	$2,500	$2,490
FET(2)	Revolving	December 2022	1,000	1,000
		Subtotal	$3,500	$3,490
	Cash and cash equivalents		—	594
		Total	$3,500	$4,084

(1)	FE and the Utilities. Available liquidity includes impact of $10 million of LOCs issued under various terms.

(2)	Includes FET, ATSI, MAIT and TrAIL.

The following table summarizes the borrowing sub-limits for each borrower under the facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of September 30, 2018:

Borrower	FirstEnergy Revolving Credit Facility Sub-Limit		FET Revolving Credit Facility Sub-Limit	Regulatory and Other Short-Term Debt Limitations
	(In millions)
FE	$4,000	(3)	$—	$—	(1)
FET	—		1,000	—	(1)
OE	500		—	500	(2)
CEI	500		—	500	(2)
TE	500	(3)	—	300	(2)
JCP&L	600	(3)	—	500	(2)
ME	300	(3)	—	500	(2)
PN	300		—	300	(2)
WP	200		—	200	(2)
MP	500		—	500	(2)
PE	150		—	150	(2)
ATSI	—		500	500	(2)
Penn	50	(3)	—	100	(2)
TrAIL	—		400	400	(2)
MAIT	—		400	400	(2)

(1)	No limitations.

(2)	Includes amounts which may be borrowed under the regulated companies' money pool.

(3)	Effective October 19, 2018, the sublimits were amended as follows - FE - $2.5 billion; TE - $300 million; JCP&L - $500 million; ME - $500 million; and Penn - $100 million.

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

As of September 30, 2018, the borrowers were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the respective Facilities. The minimum interest charge coverage ratio no longer applies following FE's upgrade to an investment grade credit rating.

Term Loans

On October 19, 2018, FE entered into two separate syndicated term loan credit agreements, the first being a $1.25 billion 364-day facility with The Bank of Nova Scotia, as administrative agent, and the lenders identified therein, and the second being a $500 million two-year facility with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders identified therein, respectively, the proceeds of each were used to reduce short-term debt. The term loans contain covenants and other terms and conditions substantially similar to those of the FE revolving credit facility described above, including a consolidated debt to total capitalization ratio.

The initial borrowing of $1.75 billion under the new term loans, which took the form of a Eurodollar rate advance, may be converted from time to time, in whole or in part, to alternate base rate advances or other Eurodollar rate advances. Outstanding alternate base rate advances will bear interest at a fluctuating interest rate per annum equal to the sum of an applicable margin for alternate base rate advances determined by reference to FE’s reference ratings plus the highest of (i) the administrative agent’s publicly-announced “prime rate”, (ii) the sum of 1/2 of 1% per annum plus the Federal Funds Rate in effect from time to time and (iii) the rate of interest per annum appearing on a nationally-recognized service such as the Dow Jones Market Service (Telerate) equal to one-month LIBOR on each day plus 1%. Outstanding Eurodollar rate advances will bear interest at LIBOR for interest periods of one week or one, two, three or six months plus an applicable margin determined by reference to FE’s reference ratings. Changes in FE’s reference ratings would lower or raise its applicable margin depending on whether ratings improved or were lowered, respectively.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and the holding company to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries of FE participating in a money pool. FESC administers these money pools and tracks surplus funds of FirstEnergy and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first nine months of 2018 was 2.22% per annum for the regulated companies’ money pool and 2.92% per annum for the unregulated companies’ money pool.

Long-Term Debt Capacity

FE's and its subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of September 30, 2018:

	Senior Secured			Senior Unsecured
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	—	—	—	BBB-	Baa3	BBB-
AGC	—	—	—	—	—	BB
ATSI	—	—	—	BBB	Baa1	BBB+
CEI	A-	Baa1	A-	BBB	Baa3	BBB+
FET	—	—	—	BBB-	Baa2	BBB-
JCP&L	—	—	—	BBB	Baa2	BBB
ME	—	—	—	BBB	A3	BBB+
MAIT	—	—	—	BBB	Baa1	BBB+
MP	A-	A3	BBB+	BBB	Baa2	—
OE	A-	A2	A-	BBB	Baa1	BBB+
PN	—	—	—	BBB	Baa1	BBB+
Penn	—	A2	A-	—	—	—
PE	—	—	BBB+	—	—	—
TE	A-	Baa1	A-	—	—	—
TrAIL	—	—	—	BBB	A3	BBB+
WP	—	—	A-	—	—	—

On August 27, 2018, S&P upgraded their issuer credit rating on FirstEnergy and its subsidiaries by one notch to BBB from BBB-.  S&P also raised the issue-level ratings at FirstEnergy and its subsidiaries by one notch, including FE Corp’s unsecured debt rating to BBB- from BB+.

Debt capacity is subject to the consolidated debt-to-total-capitalization limits in the credit facilities previously discussed. As of September 30, 2018, FE and its subsidiaries could issue additional debt of approximately $8.9 billion, or incur a $4.8 billion reduction to equity, and remain within the limitations of the financial covenants required by the FE Facility, as amended on October 19, 2018.

Changes in Cash Position

As of September 30, 2018, FirstEnergy had $436 million of cash and cash equivalents and approximately $51 million of restricted cash compared to $589 million of cash and cash equivalents ($1 million in discontinued operations) and approximately $54 million of restricted cash ($3 million in discontinued operations) as of December 31, 2017 on the Consolidated Balance Sheets.

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

FirstEnergy's Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table summarizes the major classes of cash flow items as discontinued operations for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
(In millions)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from discontinued operations	$370	$3
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	110	245
Unrealized (gain) loss on derivative transactions	(15)	64

Net cash from operating activities was $558 million during the first nine months of 2018 compared with $2,762 million in 2017.  Key changes were as follows:

•	the absence of FES’ cash from operations in the second and third quarters of 2018;

•	credit for shared services provided to FES and FENOC during the second and third quarters of 2018;

•	a $1.25 billion increase in cash contributions to the qualified pension plan;

•	a $93 million coal supply agreement settlement payment by AE Supply in the first quarter of 2018;

•	a $72 million payment in connection with FE's guarantee of remaining payments on FG's settlement of a coal transportation contract dispute; partially offset by

•	higher transmission revenue reflecting recovery of incremental operating expenses, a higher rate base at ATSI and MAIT and the implementation of new rates at JCP&L; and

•	higher distribution services retail receipts reflecting higher weather-related usage and the implementation of approved rates in Ohio and Pennsylvania.

Cash Flows From Financing Activities

In the first nine months of 2018, cash provided from financing activities was $1,523 million compared to cash used for financing activities of $381 million in the first nine months of 2017. The following table summarizes new debt financing, equity investments, redemptions, repayments, make-whole premiums paid on debt redemptions, short-term borrowings and dividends:

	For the Nine Months Ended September 30, 2017
Securities Issued or Redeemed / Repaid	2018	2017
	(In millions)
New Issues
Unsecured notes	$550	$3,450
PCRBs	74	—
FMBs	—	350
Term Loan	—	250
	$624	$4,050

Preferred stock issuance	$1,616	$—

Common stock issuance	$850	$—

Redemptions / Repayments
Unsecured notes	$(555)	$(1,330)
FMBs	—	(150)
Term Loan	(1,450)	—
PCRBs	(216)	(158)
Senior secured notes	(57)	(73)
	$(2,278)	$(1,711)

Make-whole premiums paid on debt redemptions	$(89)	$—

Short-term borrowings (repayments), net	$1,400	$(2,175)

Preferred stock dividend payments	$(52)	$—

Common stock dividend payments	$(527)	$(478)

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

On September 27, 2018, ATSI issued $100 million of 4.32% senior notes due 2030. Proceeds were used to refinance existing indebtedness, including amounts under the FirstEnergy regulated companies' money pool, and remaining proceeds will be used to fund working capital needs, and for other general corporate purposes.

On October 3, 2018, Penn issued $50 million of 4.37% first mortgage bonds due 2048. Proceeds were used to refinance existing indebtedness, including amounts under the FirstEnergy regulated companies' money pool, to fund capital expenditures; and for other general corporate purposes.

On October 15, 2018, OE retired $25 million of 8.25% first mortgage bonds at maturity.

Cash Flows From Investing Activities

Cash used for investing activities in the first nine months of 2018 principally represented cash used for property additions and an increase in notes receivable from affiliated companies. The following table summarizes investing activities for the first nine months of 2018 and the comparable period of 2017:

	For the Nine Months Ended September 30,		Increase
Cash Used for Investing Activities(1)	2018	2017	(Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$1,011	$854	$157
Regulated Transmission	836	717	119
Corporate / Other	95	276	(181)
Nuclear fuel	—	156	(156)
Proceeds from asset sales	(419)	—	(419)
Investments	44	72	(28)
Notes receivable from affiliated companies	500	—	500
Asset removal costs	171	130	41
Other	(1)	1	(2)
	$2,237	$2,206	$31

(1) See Note 3, "Discontinued Operations" for major classes of discontinued operations for cash used for investing activities.

Cash used for investing activities for the first nine months of 2018 increased $31 million, compared to the same period of 2017, primarily due to an increase in notes receivable from affiliated companies, higher property additions and asset removal costs, partially offset by the absence of nuclear fuel purchases and proceeds from the BSPC, Buchanan Generation, LLC and interest in Bath County asset sales. The increase in notes receivable from affiliated companies resulted from FES' borrowings from the committed line of credit available under the secured credit facility with FE.

The increase in property additions were due to the following:

•	an increase of $157 million at Regulated Distribution due to an increase in storm restoration work;

•	an increase of $119 million at Regulated Transmission due to timing of capital investments associated with its Energizing the Future investment program; partially offset by

•	a decrease of $181 million at Corporate/Other due to lower competitive generation related investments.

GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of September 30, 2018, was approximately $1.7 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE's Guarantees and Assurances on Behalf of FES and FENOC
Energy and Energy-Related Contracts(1)	$5
Surety Bonds - FG(2)	200
Deferred compensation arrangements	147
352
FE's Guarantees on Behalf of its Consolidated Subsidiaries
AE Supply asset sales(3)	555
Deferred compensation arrangements	451
Other	5
1,011
FE's Guarantees on Behalf of Business Ventures
Global Holding facility	220

Other Assurances
Surety Bonds	131
LOCs(4)	10
141
Total Guarantees and Other Assurances	$1,724

(1)
Issued for open-ended terms, with a 10-day termination right by FirstEnergy. As of September 30, 2018, FE recorded an obligation for these guarantees in other non-current liabilities with a corresponding loss from discontinued operations.

(2)
FE provides credit support for FG surety bonds of $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield's Ferry CCR disposal site, respectively.

(3)
As a condition to closing AE Supply's sale of four natural gas plants in December 2017, FE provided the purchaser two limited three-year guarantees totaling $555 million of certain obligations of AE Supply and AGC. As part of the settlement agreement in connection with the FES Bankruptcy, FirstEnergy has also committed to provide certain additional guarantees to the FES Debtors for retained environmental liabilities of AE Supply related to the Pleasants Power Station and the McElroy's Run CCR disposal facility.

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on AE Supply's power portfolio exposure as of September 30, 2018, AE Supply has posted collateral of $1 million. The Utilities and FET's subsidiaries have posted collateral of $10 million.

These credit-risk-related contingent features, or the margining provisions within bilateral agreements, stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining, which is the ability to secure additional collateral when needed, could be required. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2018.

Potential Collateral Obligations	AE Supply	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
At Current Credit Rating	$1	$—	$—	$1
Upon Further Downgrade	—	54	—	54
Surety Bonds (Collateralized Amount)	1	60	246	307
Total Exposure from Contractual Obligations	$2	$114	$246	$362

Surety Bonds are not tied to a credit rating. Surety Bonds' impact assumes maximum contractual obligations (typical obligations require 30 days to cure). FE provides credit support for FG surety bonds of $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield's Ferry CCR disposal site, respectively.

Other Commitments and Contingencies

FE is a guarantor under a $300 million syndicated senior secured term loan facility due March 3, 2020, under which Global Holding's outstanding balance is $220 million as of September 30, 2018. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guarantees of the obligations of Global Holding under the facility.

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

The valuation of derivative contracts is based on observable market information. As of September 30, 2018, FirstEnergy has a net liability of $43 million in non-hedge derivative contracts that are primarily related to NUG contracts at certain of the Utilities. NUG contracts are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of September 30, 2018, the FirstEnergy pension plan assets were allocated approximately as follows: 41% in equity securities, 38% in fixed income securities, 9% in absolute return strategies, 10% in real estate, 1% in private equity, and 1% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. In January 2018, FirstEnergy satisfied its minimum required funding obligations to its qualified pension plan of $500 million and addressed funding obligations for future years with an additional contribution of $750 million. See Note 5, "Pension and Other Postemployment Benefits," of the Notes to Consolidated Financial Statements for additional details on FirstEnergy's pension plans and OPEB. Through September 30, 2018, FirstEnergy's pension plan assets have earned approximately 0.5% as compared to an annual expected return on plan assets of 7.5%.

As of September 30, 2018, FirstEnergy's OPEB plans were invested in fixed income and equity securities. Through September 30, 2018, FirstEnergy's OPEB plans have earned approximately 5.3% as compared to an annual expected return on plan assets of 7.5%.

NDT funds have been established to satisfy JCP&L, ME and PN's nuclear decommissioning obligations associated with TMI-2. As of September 30, 2018, approximately 52% of the funds were invested in fixed income securities, 38% of the funds were invested in equity securities and 10% were invested in short-term investments, with limitations related to concentration and investment grade ratings. The investments are carried at their market values of approximately $440 million, $327 million and $87 million for fixed income securities, equity securities and short-term investments, respectively, as of September 30, 2018, excluding $32 million of net receivables, payables and accrued income. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $33 million reduction in fair value as of September 30, 2018. A decline in the value of JCP&L, ME and PN's NDTs or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During the nine months ended September 30, 2018, JCP&L, ME and PN made no contributions to the NDTs.

Interest Rate Risk

FirstEnergy recognizes net actuarial gains or losses for its pension and OPEB plans in the fourth quarter of each fiscal year. A primary factor contributing to these actuarial gains and losses are changes in the discount rates used to value pension and OPEB obligations as of the measurement date of December 31 and the difference between expected and actual returns on the plans' assets. FirstEnergy would anticipate a pre-tax mark-to-market gain/(loss) to be in the range of approximately $325 million to $(225) million assuming a discount rate of approximately 4.50% to 4.00% and a return on the pension and OPEB plans' assets of 0.0% and 7.5%, respectively, based on actual investment performance through September 30, 2018.
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

On September 26, 2016, the MDPSC initiated a new proceeding to consider an array of issues relating to electric distribution system design, including matters relating to electric vehicles, distributed energy resources, advanced metering infrastructure, energy storage, system planning, rate design, and impacts on low-income customers. Comments were filed, and a hearing was held in late 2016. On January 31, 2017, the MDPSC issued a notice establishing five working groups to address these issues over the following eighteen months, and also directed the retention of an outside consultant to prepare a report on costs and benefits of distributed solar generation in Maryland. On January 19, 2018, PE filed a joint petition, along with other utility companies, work group stakeholders, and the MDPSC electric vehicle work group leader, to implement a statewide electric vehicle portfolio. If approved, PE will launch an electric vehicle charging infrastructure program on January 1, 2019, offering up to 2,000 rebates for electric vehicle charging equipment to residential customers, and deploying up to 259 chargers at non-residential customer service locations at a projected total cost of $12 million. PE is proposing to recover program costs subject to a five-year amortization. On February 6, 2018, the MDPSC opened a new proceeding to consider the petition and numerous parties filed comments on the petition on March 27, 2018. The MDPSC held hearings on the petition in May and September, 2018, after which parties filed final comments.

On January 12, 2018, the MDPSC instituted a proceeding to examine the impacts of the Tax Act on the rates and charges of Maryland utilities. PE was required to track and apply regulatory accounting treatment for the impacts beginning January 1, 2018, and submitted a report to the MDPSC on February 15, 2018, estimating that the Tax Act impacts would be approximately $7 million to $8 million annually for PE’s customers. On August 17, 2018, the Staff of the MDPSC filed a reply to PE's February 15, 2018 filing, in which reply the Staff recommended that the MDPSC direct PE to reduce base rates by $6.5 million to reflect reduced federal tax costs pending resolution of PE's upcoming rate case, and that PE further be directed to pay customers a one-time credit for what the Staff estimated were the tax savings to PE through the end of July 2018. On October 5, 2018, the MDPSC issued an order requiring PE to pay a one-time credit for tax savings through September 30, 2018, which PE estimates will be approximately $5 million, and reserved all other Tax Act impacts to be resolved in the pending rate case.

On August 24, 2018, PE filed a base rate case with the MDPSC, which it supplemented on October 22, 2018, to update the partially forecasted test year with a full twelve months of actual data. The rate case requests an annual increase in base distribution rates of $19.7 million, plus creation of an Electric Distribution Investment surcharge to fund four enhanced service reliability programs. The increase is $7.3 million less than it otherwise would have been due to savings resulting from the recent federal tax law changes. The evidentiary hearing will commence on January 22, 2019, and a final order is expected by March 23, 2019.

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

At the December 19, 2017, NJBPU public meeting, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On July 13, 2018, JCP&L filed an infrastructure plan, JCP&L Reliability Plus, which proposed to accelerate $386.8 million of electric distribution infrastructure investment over four years to enhance the reliability and resiliency of its distribution system and reduce the frequency and duration of power outages. JCP&L requested that the NJBPU issue a final order in December 2018. On August 29, 2018, the NJBPU retained the petition for hearing.

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

Several parties, including the Ohio Companies, filed applications for rehearing regarding the Ohio Companies’ ESP IV with the PUCO. The Ohio Companies’ application for rehearing challenged, among other things, the PUCO’s failure to adopt the Ohio Companies’ suggested modifications to Rider DMR. The Ohio Companies had previously suggested that a properly designed Rider

DMR would be valued at $558 million annually for eight years, and include an additional amount that recognizes the value of the economic impact of FirstEnergy maintaining its headquarters in Ohio. Other parties’ applications for rehearing argued, among other things, that the PUCO’s adoption of Rider DMR is not supported by law or sufficient evidence. On August 16, 2017, the PUCO denied all remaining intervenor applications for rehearing, denied the Ohio Companies’ challenges to the modifications to Rider DMR and added a third-party monitor to ensure that Rider DMR funds are spent appropriately. On September 15, 2017, the Ohio Companies filed an application for rehearing of the PUCO’s August 16, 2017 ruling on the issues of the third-party monitor and the ROE calculation for advanced metering infrastructure. On October 11, 2017, the PUCO denied the Ohio Companies' application for rehearing on both issues. On October 16, 2017, the Sierra Club and the OMAEG filed notices of appeal with the Supreme Court of Ohio appealing various PUCO entries on their applications for rehearing. On November 16, 2017, the Ohio Companies intervened in the appeal. Additional parties subsequently filed notices of appeal with the Supreme Court of Ohio challenging various PUCO entries on their applications for rehearing. On February 26, 2018, appellants filed their briefs. Briefs of the PUCO and the Ohio Companies were filed on May 29, 2018. On July 9, 2018, appellants filed their reply briefs. On September 26, 2018, the Supreme Court of Ohio denied a July 30, 2018 joint motion filed by the OCC, the NOAC, and the OMAEG to stay the portions of the PUCO's orders and entries under appeal that authorized Rider DMR. Oral argument on the appeals is scheduled for January 9, 2019.

Under ORC 4928.66, the Ohio Companies are required to implement energy efficiency programs that achieve certain annual energy savings and total peak demand reductions. Starting in 2017, ORC 4928.66 requires the energy savings benchmark to increase by 1% and the peak demand reduction benchmark to increase by 0.75% annually thereafter through 2020 and the energy savings benchmark to increase by 2% annually from 2021 through 2027, with a cumulative benchmark of 22.2% by 2027. On April 15, 2016, the Ohio Companies filed an application for approval of their three-year energy efficiency portfolio plans for the period from January 1, 2017 through December 31, 2019. The plans as proposed comply with benchmarks contemplated by ORC 4928.66 and provisions of the ESP IV, and include a portfolio of energy efficiency programs targeted to a variety of customer segments, including residential customers, low income customers, small commercial customers, large commercial and industrial customers and governmental entities. On December 9, 2016, the Ohio Companies filed a Stipulation and Recommendation with several parties that contained changes to the plan and a decrease in the plan costs. The Ohio Companies anticipate the cost of the plans will be approximately $268 million over the life of the portfolio plans and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms. On November 21, 2017, the PUCO issued an order that approved the filed Stipulation and Recommendation with several modifications, including a cap on the Ohio Companies’ collection of program costs and shared savings set at 4% of the Ohio Companies’ total sales to customers as reported on 2015 FERC Form 1. On December 21, 2017, the Ohio Companies filed an application for rehearing challenging the PUCO’s modification of the Stipulation and Recommendation to include the 4% cost cap, which was denied by the PUCO on January 10, 2018. On March 12, 2018, the Ohio Companies filed a Notice of Appeal with the Supreme Court of Ohio challenging the PUCO’s imposition of a 4% cost cap. Various other parties also filed Notices of Appeal challenging various PUCO entries on their applications for rehearing. The Ohio Companies filed their brief on May 21, 2018. The PUCO filed its brief on July 30, 2018, and the Ohio Companies filed their reply brief on September 10, 2018. Oral argument on the appeals is scheduled for February 20, 2019.

Ohio law requires electric utilities and electric service companies in Ohio to serve part of their load from renewable energy resources measured by an annually increasing percentage amount through 2026, except that in 2014 SB310 froze 2015 and 2016 requirements at the 2014 level (2.5%), pushing back scheduled increases, which resumed in 2017 (3.5%), and increases 1% each year through 2026 (to 12.5%) and shall remain at 12.5% in 2027 and each year thereafter. The Ohio Companies conducted RFPs in 2009, 2010 and 2011 to secure RECs to help meet these renewable energy requirements. In September 2011, the PUCO opened a docket to review the Ohio Companies' alternative energy recovery rider through which the Ohio Companies recover the costs of acquiring these RECs. The PUCO issued an Opinion and Order on August 7, 2013, approving the Ohio Companies' acquisition process and their purchases of RECs to meet statutory mandates in all instances except for certain purchases arising from one auction and directed the Ohio Companies to credit non-shopping customers in the amount of $43.4 million, plus interest, on the basis that the Ohio Companies did not prove such purchases were prudent. On December 24, 2013, following the denial of their application for rehearing, the Ohio Companies filed a Notice of Appeal and a motion for stay of the PUCO's order with the Supreme Court of Ohio, which was granted. The OCC and the ELPC also filed appeals of the PUCO's order. On January 24, 2018, the Supreme Court of Ohio reversed the PUCO order finding that the order violated the rule against retroactive ratemaking. On February 5, 2018, the OCC and ELPC filed a motion for reconsideration, to which the Ohio Companies responded in opposition on February 15, 2018. On April 25, 2018, the Supreme Court of Ohio denied the motion for reconsideration. As a result, in the second quarter of 2018, the Ohio Companies recognized a pre-tax benefit to earnings (within the Amortization (deferral) of regulatory assets, net line on the Consolidated Statement of Income (Loss)) of approximately $72 million to reverse the liability associated with the PUCO opinion and order.

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

On January 10, 2018, the PUCO opened a case to consider the impacts of the Tax Act and determine the appropriate course of action to pass benefits on to customers. The Ohio Companies, effective January 1, 2018, were required to establish a regulatory liability for the estimated reduction in federal income tax resulting from the Tax Act, and filed comments on February 15, 2018, explaining that customers will save nearly $40 million annually as a result of updating tariff riders for the tax rate changes and that the Ohio Companies’ base distribution rates are not impacted by the Tax Act changes because they are frozen through May 2024. The Ohio Companies filed reply comments on March 7, 2018. On October 24, 2018, the PUCO entered an Order in its investigation into the impacts of the Tax Act on Ohio's utilities directing that by January 1, 2019, all Ohio rate-regulated utility companies, unless ordered otherwise, file applications not for an increase in rates to reflect the impact of the Tax Act on each specific utility's current rates.

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

On December 11, 2017, the Pennsylvania Companies filed DSPs for the June 1, 2019 through May 31, 2023 delivery period. Under the 2019-2023 DSPs, the supply is proposed to be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. The 2019-2023 DSPs as proposed also include modifications to the Pennsylvania Companies’ POR programs in order to continue their clawback pilot program as a long-term, permanent program. The 2019-2023 DSPs also introduce a retail market enhancement rate mechanism designed to stimulate residential customer shopping, and modifications to the Pennsylvania Companies’ customer class definitions to allow for the introduction of hourly priced default service to customers at or above 100kW. A hearing was held on April 10, 2018, and the ALJ issued a recommended decision dated May 31, 2018. The decision recommended approval of the Pennsylvania Companies' DSPs as originally proposed with two exceptions: it recommended rejecting the proposed retail market enhancement rate mechanism, and establishing limitations on customer assistance program customers' shopping. Exceptions were filed by two parties on June 28, 2018, to which the Pennsylvania Companies filed reply exceptions on July 9, 2018. On September 4, 2018, the PPUC issued an order approving the Pennsylvania Companies' DSPs and directed a working group to further discuss the implementation of customer assistance program shopping limitations and appropriate scripting for the Pennsylvania Companies' customer referral programs. The Pennsylvania Companies and two other parties filed petitions for reconsideration to that order on the limited issue of timing and scope of the working group discussion related to customer assistance program shopping limitations, which are pending PPUC review at this time.

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

Pursuant to Act 11 of 2012, Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. Pennsylvania EDCs must file LTIIPs outlining infrastructure improvement plans for PPUC review and approval prior to approval of a DSIC. On February 11, 2016, the PPUC approved LTIIPs for each of the Pennsylvania Companies. On June 14, 2017, the PPUC approved modified LTIIPs for ME, PN and Penn for the remaining years of 2017 through 2020 to provide additional support for reliability and infrastructure investments. The LTIIPs estimated costs for the remaining period of 2018 to 2020 are: WP $50.1 million; PN $44.8 million; Penn $33.2 million; and ME $51.3 million. On April 10, 2018, the PPUC notified each of the Pennsylvania Companies that the PPUC was initiating a review of the LTIIPs as required by regulation once every five years, and soliciting comments from interested parties. On May 10, 2018, the Pennsylvania Companies each filed comments explaining that their LTIIPs are effective and that changes to the respective LTIIPs are not necessary. No parties other than the Pennsylvania Companies filed comments. On September 20, 2018, the PPUC entered an Order concluding that the Pennsylvania Companies have substantially adhered to the schedules and expenditures outlined in their LTIIPs, but that changes to the LTIIPs as designed are necessary to maintain and improve reliability. The PPUC directed the Pennsylvania Companies to file modified or new LTIIPs within 60 days of the Order; however, on October 17, 2018, the Pennsylvania Companies requested a 60-day extension to file the new or modified LTIIPs.

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

On August 31, 2018, MP and PE filed a $100.9 million decrease in their ENEC rates proposed to be effective January 1, 2019, which includes a $25.6 million annual decrease impact associated with the settlement regarding the impact of the Tax Act on West Virginia rates, as noted below. Additionally, the August 31, 2018 filing includes an elimination of the Energy Efficiency Cost Rate Surcharge effective January 1, 2019, equating to an additional $2.1 million decrease. The rate decreases represent an approximate 7.2% annual decrease in rates versus those in effect on August 31, 2018. Hearings before the WVPSC are scheduled for November 27 and 28, 2018.

On January 3, 2018, the WVPSC initiated a proceeding to investigate the effects of the Tax Act on the revenue requirements of utilities. MP and PE must track the tax savings resulting from the Tax Act on a monthly basis, effective January 1, 2018. On January 26, 2018, the WVPSC issued an order clarifying that regulatory accounting should be implemented as of January 1, 2018, including the recording of any regulatory liabilities resulting from the Tax Act. MP and PE filed written testimony on May 30, 2018, explaining the impact of the Tax Act on federal income tax and revenue requirements and showing an annual rate impact of $26.2 million. MP and PE, the Staff of the WVPSC, the WV Consumer Advocate, and a coalition of industrial customers entered into a settlement agreement on August 23, 2018, to have $25.6 million in rate reductions flow through to customers beginning September 1, 2018, and to defer to the next base rate case (or a separate proceeding if a base rate case is not filed by August 31, 2020) the amount and classification of the excess ADITs resulting from the Tax Act and the issue of whether MP and PE should be required to credit to customers any of the reduced income tax expense occurring between January 1, 2018 and August 31, 2018. The WVPSC approved the settlement on August 24, 2018.

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

PJM Transmission Rates

PJM and its stakeholders have been debating the proper method to allocate costs for a certain class of new transmission facilities since 2005. While FirstEnergy and other parties advocate for a traditional "beneficiary pays" (or usage based) approach, others advocate for “socializing” the costs on a load-ratio share basis, where each customer in the zone would pay based on its total usage of energy within PJM. This question has been the subject of extensive litigation before FERC and the appellate courts, including before the Seventh Circuit. On June 25, 2014, a divided three-judge panel of the Seventh Circuit ruled that FERC had not quantified the benefits that western PJM utilities would derive from certain new 500 kV or higher lines and thus had not adequately supported its decision to socialize the costs of these lines. The majority found that eastern PJM utilities are the primary beneficiaries of the lines, while western PJM utilities are only incidental beneficiaries, and that, while incidental beneficiaries should pay some share of the costs of the lines, that share should be proportionate to the benefit they derive from the lines, and not on load-ratio share in PJM as a whole. The court remanded the case to FERC, which issued an order setting the issue of cost allocation for hearing and settlement proceedings. On June 15, 2016, various parties, including ATSI and the Utilities, filed a settlement agreement at FERC agreeing to apply a combined usage based/socialization approach to cost allocation for charges to transmission customers in the PJM Region for transmission projects operating at or above 500 kV. For historical transmission costs prior to January 1, 2016, the settlement agreement provides a “black-box” schedule of credits to and payments from customers across PJM’s transmission zones. From January 1, 2016 forward, PJM will collect a charge for the revenue requirement associated with each transmission enhancement through a “50/50” calculation, with 50% based on a load-ratio share and the other 50% solution-based distribution factor (DFAX) hybrid method. On May 31, 2018, FERC approved the settlement agreement as filed, without conditions. As a result of the settlement, FirstEnergy recorded a pre-tax benefit of approximately $73 million and $42 million during the second and third quarters, respectively (within the Other operating expenses line on the Consolidated Statement of Income), relating to the amount of refund the Ohio Companies will receive and retain from PJM for the period prior to January 1, 2016. PJM implemented the settlement for transmission service purchased in July 2018 in customer bills beginning in August 2018. FirstEnergy does not expect a material impact from implementation of the settlement agreement going forward. Requests for rehearing or clarification of FERC's May 31, 2018, orders and related responses remain pending before FERC.

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

Separately, FirstEnergy joined certain other PJM TOs in a protest of MISO's proposal to allocate MVP costs to energy transactions that cross MISO's borders into the PJM Region. On July 13, 2016, FERC issued its order finding it appropriate for MISO to assess an MVP usage charge for power withdrawals from MISO to PJM. Various parties, including FirstEnergy and the PJM TOs, requested rehearing or clarification of FERC’s order. On September 20, 2018, FERC issued an order denying rehearing and affirming and clarifying its prior decision that MISO may allocate MVP costs to PJM customers for power withdrawals from MISO to PJM as such exports occur.

The outcome of the proceedings that address the remaining open issues related to MVP costs cannot be predicted at this time.

PATH Transmission Project

In 2012, the PJM Board of Managers canceled the PATH project, a proposed transmission line from West Virginia through Virginia and into Maryland. As a result of PJM canceling the project, approximately $62 million and approximately $59 million in costs incurred by PATH-Allegheny and PATH-WV, respectively, were reclassified from net property, plant and equipment to a regulatory asset for future recovery. PATH-Allegheny and PATH-WV requested authorization from FERC to recover the costs with a proposed ROE of 10.9% (10.4% base plus 0.5% for RTO membership) from PJM customers over five years. FERC issued an order denying the 0.5% ROE adder for RTO membership and allowing the tariff changes enabling recovery of these costs to become effective on

December 1, 2012, subject to hearing and settlement procedures. On January 19, 2017, FERC issued an order reducing the PATH formula rate ROE from 10.4% to 8.11% effective January 19, 2017 and allowing recovery of certain related costs. On February 21, 2017, PATH filed a request for rehearing with FERC seeking recovery of disallowed costs and requesting that the ROE be reset to 10.4% for the entire amortization period. The Edison Electric Institute submitted an amicus curiae request for reconsideration in support of PATH. On March 20, 2017, PATH also submitted a compliance filing implementing the January 19, 2017 order. Certain affected ratepayers challenged the compliance filing, and FERC Staff requested additional information on, and edits to, the compliance filing, as directed by the January 19, 2017 order. PATH responded to comments and Staff’s request. FERC orders on PATH's requests for rehearing and compliance filing remain pending.

FERC Actions on Tax Act

On March 15, 2018, FERC took action to address the impact of the Tax Act on FERC-jurisdictional rates, including transmission and electric wholesale rates. FERC directed MP, PE and WP to either submit a joint filing to adjust the transmission rate for the Allegheny Power transmission zone in the PJM Region to address the impact of the Tax Act changes in effective tax rate, or to “show cause” as to why such action is not required. FERC established a refund effective date of March 21, 2018 for any refunds as a result of the change in tax rate. On May 14, 2018, MP, PE and WP submitted revisions to their joint stated transmission rate to reflect the reduction in the federal corporate income tax rate. The revisions reduce the rate by 6.70%. There were no comments submitted in response to the proposed revisions, and the matter is now before FERC for further action. FERC is not at this time requiring other FirstEnergy FERC-jurisdictional companies to make changes to their transmission or wholesale rates. However, these rates may be affected by a related FERC "Notice of Inquiry" assessing the impact of the Tax Act on certain rate components.

Also, on March 15, 2018, FERC issued a Notice of Inquiry seeking information regarding whether and how FERC should address possible changes to accumulated deferred income taxes and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including wholesale rates. Various entities submitted responses to the Notice of Inquiry. FESC, on behalf of its transmission-owning affiliates, participated in the development of separate comments submitted by Edison Electric Institute and certain PJM TOs. The matter is now before FERC for further action.

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

On June 29, 2018, FERC issued an order granting in part and denying in part the March 2016 complaint and rejecting both of PJM's April 2018 proposals, agreeing with the complaint that PJM's current MOPR is unjust and unreasonable and finding that none of the proposed solutions to MOPR reform were just and reasonable and not unduly discriminatory. FERC established a new FPA Section 206 proceeding to develop a solution to the MOPR construct. FERC's directives in the new proceeding are to revise the MOPR so that it (i) applies to both existing and new resources that receive out-of-market subsidies with very limited exemptions; and (ii) accommodates state policies by allowing a new FRR-like alternative that would remove resources that receive out-of-market subsidies from the capacity market if the unit could be paired with a commensurate amount of load. Resources receiving out-of-market revenues could opt to stay in the capacity market but would be subject to the revised MOPR, or under the FRR-like alternative they could exit the market. FERC established a timeline for comments and expects to issue an order by January 4, 2019, so that the reformed MOPR can be implemented for the 2019 BRA. FERC instituted a refund effective date of July 11, 2018, for the new Section 206 proceeding. On July 30, 2018 FESC, on behalf of the Utilities, submitted a request for clarification or, in the alternative, rehearing of FERC's June 29, 2018 order. Specifically, FESC requested clarification regarding the applicability of FERC's directed MOPR reform to vertically-integrated resources. Various other parties also submitted requests for rehearing or clarification. FERC's order on rehearing remains pending. On October 2, 2018, FESC on behalf of the Utilities submitted comments demonstrating that while MOPR reform may be an interim step, FERC needs to address fundamental flaws in the PJM capacity market.

On August 13, 2018, PJM filed a request for a waiver of certain provisions of the PJM Tariff to delay the 2019 BRA for the 2022/2023 Delivery Year from May 2019 to August 14, 2019 if FERC delays its order in the above Section 206 proceeding as requested by certain parties. PJM also requested waiver of certain deadlines associated with the 2019 BRA, including the posting of planning parameters and submission of a preliminary exception request for deactivating generation resources. FERC issued an order on August 30, 2018 granting the waiver as requested.

Separately, on May 31, 2018, certain merchant generators filed a complaint with FERC against PJM seeking an order finding that PJM's existing MOPR mechanism is unjust and unreasonable, and implementing instead a so-called "Clean" MOPR that would apply to existing and new generation resources of all fuel types and all ownership arrangements, including regulated generation resources such as MP's and JCP&L's existing generation, that receive or have any form of "out-of-market" support, including recovery of generation costs in retail rates. The complainants request a FERC order by May 2019, so that the proposed "Clean" MOPR could be implemented in PJM's 2019 BRA. FESC, on behalf of its affiliates and jointly with EKPC, submitted a protest of the complaint. FESC and EKPC requested FERC reject PJM's proposals, maintain the existing PJM market rules, and direct PJM to develop a holistic solution to the fundamental issues facing its market. Various other entities also submitted protests and comments. FERC did not address the Clean MOPR Complaint in its June 29, 2018 order, which remains pending before FERC. The outcome of FERC's Section 206 proceeding and the Clean MOPR Complaint, and their impact on the Utilities and FirstEnergy's regulated generation sources, if any, cannot be predicted at this time but are not expected to be material.

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FirstEnergy with regard to air and water quality and other environmental matters. Pursuant to a March 28, 2017 executive order, the EPA and other federal agencies are to review existing regulations that potentially burden the development or use of domestically produced energy resources and appropriately suspend, revise or rescind those that unduly burden the development of domestic energy resources beyond the degree necessary to protect the public interest or otherwise comply with the law. FirstEnergy cannot predict the timing or ultimate outcome of any of these reviews or how any future actions taken as a result thereof, in particular with respect to existing environmental regulations, may materially impact its business, results of operations, cash flows and financial condition.

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

The EPA tightened the primary and secondary NAAQS for ozone from the 2008 standard levels of 75 PPB to 70 PPB on October 1, 2015. The EPA stated the vast majority of U.S. counties will meet the new 70 PPB standard by 2025 due to other federal and state rules and programs but on April 30, 2018, the EPA designated fifty-one areas in twenty-two states as non-attainment; however, FirstEnergy has no power plants operating in those areas. States have roughly three years to develop implementation plans to attain the new 2015 ozone NAAQS. Depending on how the EPA and the states implement the new 2015 ozone NAAQS, the future cost of compliance may be material and changes to FirstEnergy’s operations may result. In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility's NOx emissions significantly contribute to Delaware's inability to attain the ozone NAAQS. The petition sought a short-term NOx emission rate limit of 0.125 lb/mmBTU over an averaging period of no more than 24 hours. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3 and Pleasants Units 1 and 2, significantly contribute to Maryland's inability to attain the ozone NAAQS. The petition sought NOx emission rate limits for the 36 EGUs by May 1, 2017. On September 14, 2018, the EPA denied both the States of Delaware and Maryland petitions under CAA Section 126. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including Ohio, Pennsylvania and West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126. On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

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

The EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act,” in December 2009, concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. On June 23, 2014, the U.S. Supreme Court decided that CO2 or other GHG emissions alone cannot trigger permitting requirements under the CAA, but that air emission sources that need PSD permits due to other regulated air pollutants can be required by the EPA to install GHG control technologies. The EPA released its final CPP regulations in August 2015 (which have been stayed by the U.S. Supreme Court), to reduce CO2 emissions from existing fossil fuel-fired EGUs. The EPA also finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On January 21, 2016, a panel of the D.C. Circuit denied the motions for stay and set an expedited schedule for briefing and argument. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On October 16, 2017, the EPA issued a proposed rule to repeal the CPP. To replace the CPP, the EPA proposed the ACE rule on August 21, 2018, which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. Depending on the outcomes of the review pursuant to the executive order, of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment, effective October 12, 2018. AE Supply assessed the changes in timing and closure plan requirements associated with the McElroy's Run impoundment site and increased the ARO by approximately $43 million in the third quarter of 2018.

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of September 30, 2018, based on estimates of the total costs of cleanup, FirstEnergy's proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $115 million have been accrued through September 30, 2018. Included in the total are accrued liabilities of approximately $78 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of September 30, 2018, JCP&L, ME and PN had approximately $0.8 billion invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation of JCP&L, ME, and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

FES Bankruptcy

On March 31, 2018, FES, including its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, and FENOC filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. See Note 3, "Discontinued Operations," for additional information.

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
NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

ASU 2014-09, "Revenue from Contracts with Customers" (Issued May 2014 and subsequently updated to address implementation questions): The new revenue recognition guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. FirstEnergy evaluated its revenues and the new guidance had immaterial impacts to recognition practices upon adoption on January 1, 2018. As part of the adoption, FirstEnergy elected to apply the new guidance on a modified retrospective basis. FirstEnergy did not record a cumulative effect adjustment to retained earnings for initially applying the new guidance as no revenue recognition differences were identified in the timing or amount of revenue. In addition, upon adoption, certain immaterial financial statement presentation changes were implemented. See Note 2, "Revenue," for additional information on FirstEnergy's revenues.

ASU 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (Issued January 2016 and subsequently updated in 2018): ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. FirstEnergy adopted this standard on January 1, 2018, and recognizes all gains and losses for equity securities in income with the exception of those that are accounted for under the equity method of accounting. The NDT equity portfolios of JCP&L, ME and PN will not be impacted as unrealized gains and losses will continue to be offset against regulatory assets or liabilities. As a result of adopting this standard, FirstEnergy recorded a pre-tax cumulative effect adjustment to retained earnings of $115 million on January 1, 2018, representing unrealized gains on equity securities with FES NDTs that were previously recorded to AOCI. Following deconsolidation of the FES Debtors, the adoption of this standard is not expected to have a material impact on FirstEnergy's financial statements as the majority of its equity securities are offset against a regulatory asset or liability.

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
ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (Issued March 2017): ASU 2017-07 requires entities to retrospectively (1) disaggregate the current-service-cost component from the other components of net benefit cost (the other components) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only service costs are eligible for capitalization on a prospective basis. FirstEnergy adopted ASU 2017-07 on January 1, 2018. Because the non-service cost components of net benefit cost are no longer eligible for capitalization after December 31, 2017, FirstEnergy has recognized these components in income as a result of adopting this standard. FirstEnergy reclassified approximately $7 million and $23 million of non-service costs from Other operating expenses to Miscellaneous income, net, for the three and nine months ended September 30, 2017, respectively.

ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (Issued February 2018): ASU 2018-02 allows entities to reclassify from AOCI to retained earnings stranded tax effects resulting from the Tax Act. FirstEnergy early adopted this standard during the first quarter of 2018 and has elected to present the change in the period of adoption. Upon adoption, FirstEnergy recorded a $22 million cumulative effect adjustment for stranded tax effects, such as pension and OPEB prior service costs and losses on derivative hedges, to retained earnings on January 1, 2018, of which $8 million was related to the FES Debtors.

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

ASU 2016-02, "Leases (Topic 842)" (Issued February 2016 and subsequently updated to address implementation questions): The new guidance will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets as well as new qualitative and quantitative disclosures. FirstEnergy expects an increase in assets and liabilities; however, it is currently assessing the impact, including monitoring utility industry implementation guidance, but expects no impact to results of operations or cash flows. FirstEnergy has developed its complete lease inventory and continues to identify, assess and document technical accounting issues, policy considerations, financial reporting implications and changes to internal controls and processes. In addition, FirstEnergy is in the process of implementing a third-party software tool that will assist with the initial adoption and ongoing compliance. The standard provides a number of transition practical expedients that entities may elect. These include a "package of three" expedients that must be taken together and allow entities to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases. A separate practical expedient allows entities to not evaluate land easements under the new guidance at adoption if they were not previously accounted for as leases. Additionally, entities have the option to apply the requirements of the standard in the period of adoption (January 1, 2019) with no restatement of prior periods. FirstEnergy expects to elect all of these practical expedients. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. FirstEnergy does not expect to adopt this standard early.

ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (Issued August 2018): ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customers in a software licensing arrangement. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.

ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" (Issued August 2018): ASU 2018-14 amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The guidance is required to be applied on a retrospective basis and will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted.
ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" (Issued August 2018): ASU 2018-14 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, FirstEnergy's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 13, "Regulatory Matters," and Note 14, "Commitments, Guarantees and Contingencies," of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

We operate in a business environment that involves significant risks, many of which are beyond our control. Management of FirstEnergy regularly evaluates the most significant risks of its businesses and reviews those risks with the Board of Directors or appropriate Committees of the Board. The following risk factors and all other information contained in this report should be considered carefully when evaluating FirstEnergy. These risk factors could affect our financial results and cause such results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Below, we have identified risks we consider material. Additional information on risk factors is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Form 10-Q that include forward-looking and other statements involving risks and uncertainties that could impact our business and financial results. The Risk Factors set forth in this Quarterly Report on Form 10-Q supersede in their entirety the Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 20, 2018, and the Risk Factors contained in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, filed with the SEC on April 23, 2018 and July 31, 2018, respectively.
Risks Related to the FES Bankruptcy and Remaining Competitive Generation

We Are Subject to Risks Relating to the FES Bankruptcy
As previously disclosed, the FES Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code to facilitate an orderly restructuring. It is possible that as part of the restructuring process, claims may be asserted by or on behalf of the FES Debtors against non-debtor affiliates of the FES Debtors. Any assertions of claims by creditors of the FES Debtors against FirstEnergy may require significant effort, resources, and money to defend or could result in material losses to FirstEnergy. We can provide no assurance that any such claims, if asserted, will be resolved in accordance with the settlement agreement or a manner that is satisfactory to FirstEnergy.
Management of FirstEnergy may be required to spend a significant amount of time and effort dealing with the FES Bankruptcy instead of focusing on FirstEnergy’s business operations, which could have an adverse impact on our ability to execute our business plan and operations. Additionally, FirstEnergy’s relationship with its employees, suppliers, customers and other parties may be adversely impacted by negative or confusing publicity related to the FES Bankruptcy or otherwise and FirstEnergy’s operations could be materially and adversely affected. The FES Bankruptcy also may make it more difficult to retain, attract or replace management and other key personnel.

We are Subject to Risks that the Conditions to the FES Bankruptcy Settlement Agreement May Not be Satisfied or the Settlement May Not Otherwise be Consummated, Which Could Have a Material Adverse Impact on FirstEnergy’s Business, Financial Condition, Results of Operations and Cash Flows
On August 26, 2018, FirstEnergy reached a definitive settlement agreement with the FES Key Creditor Groups, the FES Debtors, and the UCC, which settlement was approved by order of the Bankruptcy Court entered on September 26, 2018. Under the settlement agreement, FirstEnergy agreed to provide the FES Debtors a release of substantially all claims related to the FES Debtors and their businesses, including for the full borrowings under intercompany financing arrangements and recovery of obligations previously paid under guarantees; payments in the form of cash and new FE notes not to exceed $628 million in aggregate principal amount; the transfer of AE Supply’s Pleasants Power Station; an offsetting credit for shared services costs; funding for certain employee benefit programs; and continued performance under the intercompany tax sharing agreements, including waiver of an FES overpayment, reversal of a payment made for estimated net operating losses and agreement to pay certain 2018 tax year payments. In exchange, the settlement agreement would resolve all outstanding disputes with respect to the claims and causes of action related to the FES Debtors and their businesses among FirstEnergy, on the one hand and the FES Debtors, the FES Key Creditor Groups, and the UCC, on the other hand.
The FES Bankruptcy settlement agreement and the releases granted therein are subject to material conditions, which primarily consist of the issuance of a final order by the Bankruptcy Court approving the plan or plans of reorganization for the FES Debtors acceptable to FirstEnergy. There can be no assurance that the conditions to the definitive settlement agreement will be satisfied or that the settlement will otherwise be consummated, and the actual outcome of this matter may differ materially from the terms of the agreement described herein. If the settlement were not consummated, the FES Debtors or their creditors could assert various claims against FirstEnergy, while FirstEnergy’s ability to recover any value from obligations owed it by the FES Debtors, secured or otherwise, may be limited.
In the event the settlement agreement is not fully consummated, the costs of potential liabilities resulting from the FES Bankruptcy could have a material and adverse impact on FirstEnergy’s business, financial condition, results of operations and cash flows.
Adverse Developments Related to the FES Bankruptcy Could Trigger Events of Default under Certain FirstEnergy Obligations
FirstEnergy's credit facilities contain various events of default, including with respect to the borrowers or significant subsidiaries (each as defined in the credit agreements), a bankruptcy or insolvency of FirstEnergy, the failure to pay any principal of or premium or interest on any indebtedness in excess of $100 million, or the failure to satisfy any judgment or order for the payment of money exceeding any applicable insurance coverage by more than $100 million. Although the FES Debtors are not “significant subsidiaries” for these purposes, it is possible that an adverse development related to the FES Bankruptcy could otherwise trigger an event of default under the FirstEnergy credit facilities if creditors of the FES Debtors asserted successful claims against FE or our significant subsidiaries.
Certain Events in Connection with the Disposition of Competitive Generation Assets May Significantly Increase Cash Flow and Liquidity Risks and Have a Material Adverse Effect on Results of Operations and the Financial Condition of FirstEnergy
As part of the FES Bankruptcy settlement agreement, FE agreed to transfer AE Supply’s Pleasants Power Station to the FES Debtors for the benefit of their creditors, subject to an asset transfer agreement with customary terms and conditions and related ancillary agreements to be negotiated and entered into prior to January 1, 2019. In addition, FE agreed to cause AE Supply to retain certain liabilities in connection with Pleasants, as well as agreed to provide a FE guarantee of certain liabilities in connection with a retained impoundment facility. Further, FES may direct AE Supply to sell the Pleasants Power Station to a third party for benefit of the FES Debtors’ creditors on terms no less favorable to FirstEnergy. Liabilities incurred under this guarantee could have an adverse impact on the financial condition of FirstEnergy.

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

Risks Related to Business Operations Generally

If Our "FE Tomorrow" Organizational Realignment Plans Do Not Achieve the Expected Benefits, There Could Be Negative Impacts to FirstEnergy's Business, Results of Operations and Financial Condition

In support of the strategic review to exit competitive generation, management launched the FE Tomorrow initiative to define FirstEnergy's future organization to support its regulated business. FE Tomorrow is intended to align corporate services to efficiently support the regulated operations by ensuring that FirstEnergy has the right talent, organizational and cost structure to achieve our earnings growth targets. In support of the FE Tomorrow initiative, in June and early July 2018, nearly 500 employees in the shared services and utility services and sustainability organizations, which was more than 80% of the eligible employees, accepted a voluntary enhanced retirement package, which included severance compensation and a temporary pension enhancement, with most employees expected to depart by December 31, 2018. FirstEnergy expects further talent, organizational and cost structure adjustments in order to accomplish the FE Tomorrow goals. Management expects the cost savings resulting from the FE Tomorrow initiative to support the company's growth targets. There can be no assurance that these organizational changes will result in the anticipated benefits to FirstEnergy's business, results of operations and financial condition in a timely manner if at all.

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

Temperature Variations as well as Weather Conditions or other Natural Disasters Could Have an Adverse Impact on Our Results of Operations and Financial Condition, and Demand Significantly Below or Above Our Forecasts Could Adversely Affect Our Energy Margins and Have an Adverse Effect on our Financial Condition and Results of Operations
Weather conditions directly influence the demand for electric power. Demand for power generally peaks during the summer and winter months, with market prices also typically peaking at that time. Overall operating results may fluctuate based on weather conditions. In addition, we have historically sold less power, and consequently received less revenue, when weather conditions are milder. Severe weather, such as tornadoes, hurricanes, ice or snowstorms, droughts or other natural disasters, may cause outages and property damage that may require us to incur additional costs that are generally not insured and that may not be recoverable from customers. The effect of the failure of our facilities to operate as planned under these conditions would be particularly burdensome during a peak demand period and could have an adverse effect on our financial condition and results of operations.
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
Failure to Provide Safe and Reliable Service and Equipment Could Result in Serious Injury or Loss of Life That May Harm Our Business Reputation and Adversely Affect Our Operating Results
We are committed to provide safe and reliable service and equipment in our franchised service territories. Meeting this commitment requires the expenditure of significant capital resources. However, our employees, contractors and the general public may be exposed to dangerous environments due to the nature of our operations. Failure to provide safe and reliable service and equipment due to various factors, including equipment failure, accidents and weather, could result in serious injury or loss of life that may harm our business reputation and adversely affect our operating results through reduced revenues, increased capital and operating costs, litigation or the imposition of penalties/fines or other adverse regulatory outcomes.
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
Certain FirstEnergy Companies Have Guaranteed the Performance of Third Parties, Which May Result in Substantial Costs or the Incurrence of Additional Debt
Certain FirstEnergy companies have issued guarantees of the performance of others, which obligates such FirstEnergy companies to perform in the event that the third parties do not perform. For instance, FE is a guarantor under a syndicated senior secured term loan facility, under which Global Holding's outstanding principal balance is approximately $220 million at September 30, 2018. In the event of non-performance by the third parties, FirstEnergy could incur substantial cost to fulfill this obligation and other obligations under such guarantees. Such performance guarantees could have a material adverse impact on our financial position and operating results.
Additionally, with respect to FEV's investment in Global Holding, it could require additional capital from its owners, including FEV, to fund operations and meet its obligations under its term loan facility. These capital requirements could be significant and if other partners do not fund the additional capital, resulting in FEV increasing its equity ownership and obtaining the ability to direct the significant activities of Global Holding, FEV may be required to consolidate Global Holding, increasing FirstEnergy's long-term debt by approximately $220 million.
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
In addition, as a U.S. corporation, we are subject to U.S. laws, Executive Orders, and regulations administered and enforced by the U.S. Department of Treasury and the Department of Justice restricting or prohibiting business dealings in or with certain nations and with certain specially designated nationals (individuals and legal entities). If any of our existing or future operations or investments, including our joint venture investment in Signal Peak, are subsequently determined to involve such prohibited parties we could be in violation of certain covenants in our financing documents and unless we cease or modify such dealings, we could also be in violation of such U.S. laws, Executive Orders and sanctions regulations, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In addition, in December 2017, Congress passed the Tax Act. Various state regulatory proceedings have been initiated to investigate the impact of the Tax Act on the Utilities’ rates and charges. FirstEnergy continues to work with state regulatory commissions to determine appropriate changes to customer rates and, beginning in the first quarter of 2018, began to track and apply regulatory accounting treatment for the expected rate impact of changes in current taxes resulting from the Tax Act. FERC also recently took action to address the impact of the Tax Act on FERC-jurisdictional rates, including transmission and electric wholesale rates. FirstEnergy has reflected the impact of changes to current taxes in its normal update to FERC-jurisdictional formula transmission rates and will continue to work with the commission regarding whether and how FERC should address possible changes to transmission and wholesale rates resulting from the Tax Act.
We cannot predict whether, when or to what extent new tax regulations, interpretations or rulings will be issued, nor is the short-term or long-term impact of the Tax Act clear. Any future reform of U.S. tax laws may be enacted in a manner that negatively impacts our results of operations, financial condition, business operations, earnings and is adverse to FE's shareholders. Furthermore, with respect to the Utilities and our transmission-owning affiliates, FirstEnergy cannot predict what, if any, further response state regulatory commissions or FERC may have and the potential response of such authorities regarding the rates and charges of the Utilities and our transmission-owning affiliates.
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
Upon the conversion of the mandatorily convertible preferred stock, additional shares, up to a maximum of 58,964,222 shares, of our common stock will be issued, which results in dilution to our common stockholders, and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock. As of September 30, 2018, 911,411 shares of preferred stock have been converted into 33,238,910 shares of common stock at the option of the holders.

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
The Recognition of Impairments of Goodwill and Long-Lived Assets Has Adversely Affected Our Results of Operations and Additional Impairments Could Have a Material Adverse Effect on FirstEnergy’s Business, Financial Condition, Results of Operations, Liquidity and the Trading Price of FirstEnergy's Securities
We have approximately $5.6 billion of goodwill on our Consolidated Balance Sheet as of September 30, 2018. Goodwill is tested for impairment annually as of July 31 or whenever events or changes in circumstances indicate impairment may have occurred. Key assumptions incorporated in the estimated cash flows used for the impairment analysis requiring significant management judgment include: discount rates, growth rates, projected operating income, changes in working capital, projected capital expenditures, projected funding of pension plans, expected results of future rate proceedings, the impact of pending carbon and other environmental legislation and terminal multiples.
We are unable to predict whether further impairments of one or more of our long-lived assets or investments may occur in the future. The actual timing and amounts of any impairments to goodwill, or long-lived assets in the future depends on many factors, including the outcome of the strategic review, interest rates, sector market performance, our capital structure, results of future rate proceedings, operating and capital expenditure requirements, the value of comparable acquisitions, environmental regulations and other factors. A determination that goodwill, a long-lived asset, or other investments are impaired would result in a non-cash charge that could materially adversely affect our results of operations and capitalization.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

Amendment to Revolving Credit Facilities

On October 19, 2018, FE and the Utilities, and FET and certain of its subsidiaries entered into amendments to their respective multiyear credit facilities (the Revolving Facilities).

Pursuant to the Amendment No. 1 to Credit Agreement, dated as of October 19, 2018 (the FE Revolving Facility Amendment), among FE, CEI, ME, OE, Penn, TE, JCP&L, MP, PN, PE and WP, as borrowers, Mizuho Bank, Ltd., as administrative agent, and the lending banks and swing line lenders identified therein, which amends the Credit Agreement, dated as of December 6, 2016 (as amended by the FE Revolving Facility Amendment, the FE Revolving Facility), the lenders agreed to provide individual commitments, as further described in the table below, until December 6, 2022. Additionally, total commitments under the FE Revolving Facility were reduced by $1.5 billion and FE’s individual borrower sublimit was also reduced by $1.5 billion. TE’s and JCP&L’s individual borrower sublimits were reduced by $200 million and $100 million, respectively. ME's and Penn’s individual borrower sublimit were increased by $200 million and $50 million, respectively.

Pursuant to the Amendment No.1 to Credit Agreement, dated as of October 19, 2018 (the FET Revolving Facility Amendment), among FET, ATSI, MAIT and TrAIL, as borrowers, and PNC Bank, National Association, as administrative agent, the banks and the fronting banks identified therein, which amends the Credit Agreement, dated as of December 6, 2016 (as amended by the FET Revolving Facility Amendment, FET Revolving Facility), the lenders agreed to provide individual commitments, as further described in the table below, until December 6, 2022.

Under the FE Revolving Facility, an aggregate amount of $2.5 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sublimits for each borrower including FE and its regulated distribution subsidiaries as described in the table below. Under the FET Revolving Facility, an aggregate amount of $1.0 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sublimits for each borrower including FE’s transmission subsidiaries as described in the table below:

Borrower	New FE Revolving Facility Sublimit	New FET Revolving Facility Sublimit
	(in millions)
FE	$2,500	$—
FET	—	1,000
OE	500	—
CEI	500	—
TE	300	—
JCP&L	500	—
ME	500	—
PN	300	—
WP	200	—
MP	500	—
PE	150	—
ATSI	—	500
Penn	100	—
TrAIL	—	400
MAIT	—	400

Each of the Revolving Facilities was also amended to conform certain definitions, including the definitions of Eurodollar rate and, as applicable, representations and warranties and covenants among the Revolving Facilities and the new Term Loan Facilities referenced below.

Pursuant to the Revolving Facilities, the banks listed below agreed to provide individual commitments as further described herein:

Bank	FE Facility	FET Facility
Mizuho Bank, Ltd.	$157,218,750	$44,000,000
JPMorgan Chase Bank, N.A.	152,656,250	44,000,000
PNC Bank, National Association	152,656,250	44,000,000
Bank of America, N.A.	148,281,250	44,000,000
MUFG Bank, Ltd.	148,281,250	44,000,000
Citibank, N.A.	157,281,250	44,000,000
The Bank of Nova Scotia	152,656,250	44,000,000
Barclays Bank PLC	152,656,250	44,000,000
CoBank, ACB	56,312,500	175,000,000
Canadian Imperial Bank of Commerce, New York Branch	78,125,000	100,000,000
Royal Bank of Canada	124,125,000	38,000,000
Morgan Stanley Bank, N.A.	55,525,000	25,000,000
Morgan Stanley Senior Funding, Inc.	68,600,000	13,000,000
Sumitomo Mitsui Banking Corporation	116,875,000	38,000,000
TD Bank, N.A.	116,875,000	38,000,000
U.S. Bank National Association	116,875,000	38,000,000
KeyBank National Association	107,937,500	50,000,000
Santander Bank, N.A.	95,187,500	38,000,000
Fifth Third Bank	80,625,000	32,300,000
Industrial and Commercial Bank of China Limited, New York Branch	111,437,500	—
The Bank of New York Mellon	65,875,000	28,100,000
Citizens Bank, N.A.	40,312,500	16,100,000
The Huntington National Bank	29,437,500	12,900,000
First National Bank of Pennsylvania	14,187,500	5,600,000
TOTAL	$2,500,000,000	$1,000,000,000

The borrowers paid customary arrangement and upfront fees to the arranging banks and other lenders in connection with the closing of the FE Revolving Facility Amendment and the FET Revolving Facility Amendment. FirstEnergy maintains ordinary banking and investment banking relationships with lenders under the Revolving Facilities.

New FE Term Loan Facilities

On October 19, 2018, FE entered into two separate syndicated term loan credit agreements, the first being a $1.25 billion 364-day facility with The Bank of Nova Scotia, as administrative agent, and the lenders identified therein, and the second being a $500 million two-year facility with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders identified therein (collectively, the New FE Term Loan Facilities).

The loans under the New FE Term Loan Facilities (the New FE Term Loans) were fully drawn from the lenders under their respective commitments set forth in the table below and FE used the proceeds for general corporate purposes. Interest is payable on the unpaid principal amount until repaid in full. FE must repay the principal amount with respect to (i) the 364-day term loan no later than October 18, 2019, and (ii) with respect to the two-year term loan no later than October 19, 2020.

The initial borrowings of $1.75 billion under the New FE Term Loan Facilities, which took the form of Eurodollar rate advances, may be converted from time to time, in whole or in part, to alternate base rate advances or other Eurodollar rate advances. Outstanding alternate base rate advances will bear interest at a fluctuating interest rate per annum equal to the sum of an applicable margin for alternate base rate advances determined by reference to FE’s reference ratings plus the highest of (i) the administrative agent’s publicly-announced “prime rate”, (ii) the sum of 1/2 of 1% per annum plus the Federal Funds Rate in effect from time to time and (iii) the rate of interest per annum appearing on a nationally-recognized service used to ascertain such rates of interest equal to one-month LIBOR on each day plus 1%. Outstanding Eurodollar rate advances will bear interest at LIBOR for interest periods of one week or one, two, three or six months plus an applicable margin determined by reference to FE’s reference ratings. Changes in FE’s reference ratings would lower or raise its applicable margin depending on whether ratings improved or were lowered, respectively.

The New FE Term Loan Facilities contain customary representations and warranties, terms and conditions for facilities of this type, and FE is subject to certain customary affirmative and negative covenants, including limitations on the ability to sell, lease, transfer or dispose of assets, to grant or permit liens upon properties to secure debt, to merge or consolidate, subject to certain exceptions, the ability to enter into any prohibited transactions as defined in the Employee Retirement Income Security Act of 1974 or the ability to use the proceeds of any borrowing for prohibited purposes. FE is also required to maintain a consolidated debt-to-total-capitalization ratio, as defined in the New FE Term Loan Facilities, of no more than 0.65 to 1.00. For purposes of calculating FE’s ratio, the total capitalization denominator provides for certain permitted adjustments including (i) an exclusion for certain previously incurred after-tax, non-cash write-downs and non-cash charges and other permitted charges of approximately $2.75 billion, and (ii) an exclusion for certain previously incurred after-tax, non-cash write-downs and non-cash charges up to $5.5 billion related to asset impairments attributable to the power generation assets owned by FES, AE Supply and each of their subsidiaries.

The New FE Term Loan Facilities are subject to acceleration upon the occurrence of events of default that FE considers usual and customary, including a cross-default to other indebtedness of FE or its significant subsidiaries in excess of $100 million and defaults for certain bankruptcy or insolvency events of such borrower or its significant subsidiaries. As in the Facilities, FES, AE Supply and their subsidiaries are excluded from these defaults for FE.

The following banks are parties to the New FE Term Loan Facilities with individual commitments listed below:

Bank	Commitment Amounts
	364-Day Term Loan	Two-Year Term Loan
Bank of America, N.A.	$65,468,750	$35,156,250
Mizuho Bank, Ltd.	85,468,750	15,156,250
JPMorgan Chase Bank, N.A.	75,468,750	25,156,250
PNC Bank, National Association	75,468,750	25,156,250
MUFG Bank, Ltd.	75,468,750	25,156,250
The Bank of Nova Scotia	75,468,750	25,156,250
Citibank, N.A.	75,468,750	25,156,250
Barclays Bank PLC	75,468,750	25,156,250
CoBank, ACB	—	75,000,000
Canadian Imperial Bank of Commerce, New York Branch	50,000,000	25,000,000
Morgan Stanley Bank, N.A.	56,250,000	18,750,000
Morgan Stanley Senior Funding, Inc.	—	—
Sumitomo Mitsui Banking Corporation	75,000,000	25,000,000
TD Bank, N.A.	75,000,000	25,000,000
U.S. Bank National Association	75,000,000	25,000,000
KeyBank National Association	75,000,000	25,000,000
Santander Bank, N.A.	60,000,000	20,000,000
Fifth Third Bank	37,500,000	12,500,000
Industrial and Commercial Bank of China Limited, New York Branch	37,500,000	12,500,000
The Bank of New York Mellon	37,500,000	12,500,000
Citizens Bank, N.A.	30,000,000	10,000,000
The Huntington National Bank	15,000,000	5,000,000
First National Bank of Pennsylvania	22,500,000	7,500,000
TOTAL	$1,250,000,000	$500,000,000

FE paid customary arrangement and upfront fees to the arranging banks and other lenders in connection with the closing of the New FE Term Loan Facilities. FE maintains ordinary banking and investment banking relationships with lenders under the New FE Term Loan Facilities.

ITEM 6.        EXHIBITS

Exhibit Number		Description

(B)	10.1	Executive Voluntary Enhanced Retirement Program (incorporated by reference to FE's Form 8-K filed July 23, 2018, Exhibit 10.1, File No. 333-21011).
	10.2
Settlement Agreement, dated as of August 26, 2018, by and among the Debtors, the FE Non-Debtor Parties, the Ad Hoc Noteholders Group, the Bruce Mansfield Certificateholders Group and the Committee (in each case, as defined therein) (incorporated by reference to FE's Form 8-K filed August 27, 2018, Exhibit 10.1, File No. 333-21011).

(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a).
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a).
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

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
October 25, 2018

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer