Form 10-K
period 2018-12-31
FIRSTENERGY CORP
filed 2019-02-19
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the FISCAL YEAR ended December 31, 2018

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
None.

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
$17,109,706,919 as of June 30, 2018
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

CLASS	AS OF JANUARY 31, 2019
Common Stock, $0.10 par value	530,152,175

Documents Incorporated By Reference

PART OF FORM 10-K INTO WHICH
DOCUMENT	DOCUMENT IS INCORPORATED

Proxy Statement for 2019 Annual Meeting of Shareholders of FirstEnergy Corp. to be held May 21, 2019	Part III

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE	Allegheny Energy, Inc., a Maryland utility holding company that merged with a subsidiary of FirstEnergy on February 25, 2011, which subsequently merged with and into FE on January 1, 2014
AESC	Allegheny Energy Service Corporation, a subsidiary of FirstEnergy Corp.
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, formerly a generation subsidiary of AE Supply that became a wholly owned subsidiary of MP in May 2018
ATSI	American Transmission Systems, Incorporated, formerly a direct subsidiary of FE that became a subsidiary of FET in April 2012, which owns and operates transmission facilities
BSPC	Bay Shore Power Company
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
CES	Competitive Energy Services, formerly a reportable operating segment of FirstEnergy
FE	FirstEnergy Corp., a public utility holding company
FELHC	FirstEnergy License Holding Company
FENOC	FirstEnergy Nuclear Operating Company, a subsidiary of FE, which operates NG's nuclear generating facilities
FES
FirstEnergy Solutions Corp., together with its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C., and FGMUC, which provides energy-related products and services

FES Debtors	FES and FENOC
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, formerly known as Allegheny Energy Transmission, LLC, which is the parent of ATSI, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	FirstEnergy Generation, LLC, a wholly owned subsidiary of FES, which owns and operates non-nuclear generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a wholly owned subsidiary of FG, which has certain leasehold interests in a portion of Unit 1 at the Bruce Mansfield plant
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPU	GPU, Inc., former parent of JCP&L, ME and PN, that merged with FE on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	FirstEnergy Nuclear Generation, LLC, a wholly owned subsidiary of FES, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

AYE DCD	Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors	MGP	Manufactured Gas Plants
AYE Director's Plan	Allegheny Energy, Inc. Non-Employee Director Stock Plan	MATS	Mercury and Air Toxics Standards
ACE	Affordable Clean Energy	MISO	Midcontinent Independent System Operator, Inc.
ADIT	Accumulated Deferred Income Taxes	mmBTU	One Million British Thermal Units
AEP	American Electric Power Company, Inc.	Moody’s	Moody’s Investors Service, Inc.
AFS	Available-for-sale	MVP	Multi-Value Project
AFUDC	Allowance for Funds Used During Construction	MW	Megawatt
ALJ	Administrative Law Judge	MWD	Megawatt-day
AMT	Alternative Minimum Tax	MWH	Megawatt-hour
ANI	American Nuclear Insurers	NAAQS	National Ambient Air Quality Standards
AOCI	Accumulated Other Comprehensive Income	NDT	Nuclear Decommissioning Trust
Apple®	Apple®, iPad® and iPhone® are registered trademarks of Apple Inc.	NEIL	Nuclear Electric Insurance Limited
ARO	Asset Retirement Obligation	NERC	North American Electric Reliability Corporation
ARP	Alternative Revenue Program	NGO	Non-Governmental Organization
ARR	Auction Revenue Right	Ninth Circuit	United States Court of Appeals for the Ninth Circuit
ASC	Accounting Standard Codification	NJBPU	New Jersey Board of Public Utilities
ASLB	Atomic Safety and Licensing Board	NMB	Non-Market Based
Aspen	Aspen Generating, LLC, a wholly-owned subsidiary of LS Power Equity Partners III, LP	NOAC	Northwest Ohio Aggregation Coalition
ASU	Accounting Standards Update	NOL	Net Operating Loss
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	NOPR	Notice of Proposed Rulemaking
Bath County	Bath County Pumped Storage Hydro-Power Station	NOx	Nitrogen Oxide
BGS	Basic Generation Service	NPDES	National Pollutant Discharge Elimination System
bps	Basis points	NPNS	Normal Purchases and Normal Sales
BNSF	BNSF Railway Company	NRC	Nuclear Regulatory Commission
BRA	PJM RPM Base Residual Auction	NRG	NRG Energy, Inc.
BV-2	Beaver Valley Unit 2	NSR	New Source Review
CAA	Clean Air Act	NUG	Non-Utility Generation
CBA	Collective Bargaining Agreement	NYISO	New York Independent System Operator
CCR	Coal Combustion Residuals	NYPSC	New York State Public Service Commission
CDWR	California Department of Water Resources	OCA	Office of Consumer Advocate
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	OCC	Ohio Consumers' Counsel
CFL	Compact Fluorescent Light	OEPA	Ohio Environmental Protection Agency
CFR	Code of Federal Regulations	OSHA	Occupational Safety and Health Administration
CO2	Carbon Dioxide	OMAEG	Ohio Manufacturers' Association Energy Group
CONE	Cost-of-New-Entry	OPEB	Other Post-Employment Benefits
CPP	EPA's Clean Power Plan	OPEIU	Office and Professional Employees International Union
CSAPR	Cross-State Air Pollution Rule	OPIC	Other Paid-in Capital
CSX	CSX Transportation, Inc.	OTTI	Other-Than-Temporary Impairments
CTA	Consolidated Tax Adjustment	OVEC	Ohio Valley Electric Corporation
CWA	Clean Water Act	PA DEP	Pennsylvania Department of Environmental Protection

D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit	PCRB	Pollution Control Revenue Bond
DCPD	Deferred Compensation Plan for Outside Directors	PJM	PJM Interconnection, L.L.C.
DCR	Delivery Capital Recovery	PJM Region	The aggregate of the zones within PJM
DMR	Distribution Modernization Rider	PJM Tariff	PJM Open Access Transmission Tariff
DPM	Distribution Platform Modernization	PM	Particulate Matter
DSIC	Distribution System Improvement Charge	POLR	Provider of Last Resort
DSP	Default Service Plan	POR	Purchase of Receivables
DTA	Deferred Tax Asset	PPA	Purchase Power Agreement
E&P	Earnings and Profits	PPB	Parts per Billion
EDC	Electric Distribution Company	PPUC	Pennsylvania Public Utility Commission
EDCP	Executive Deferred Compensation Plan	PSD	Prevention of Significant Deterioration
EDIS	Electric Distribution Investment Surcharge	PTC	Price-to-Compare
EE&C	Energy Efficiency and Conservation	PUCO	Public Utilities Commission of Ohio
EGS	Electric Generation Supplier	PURPA	Public Utility Regulatory Policies Act of 1978
EGU	Electric Generation Units	R&D	Research and Development
ELPC	Environmental Law & Policy Center	RCRA	Resource Conservation and Recovery Act
EMAAC	Eastern Mid-Atlantic Area Council of PJM	REC	Renewable Energy Credit
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act	Regulation FD	Regulation Fair Disclosure promulgated by the SEC
ENEC	Expanded Net Energy Cost	RFC	ReliabilityFirst Corporation
EPA	United States Environmental Protection Agency	RFP	Request for Proposal
EPRI	Electric Power Research Institute	RGGI	Regional Greenhouse Gas Initiative
EPS	Earnings per Share	RMR	Reliability Must-Run
ERISA	Employee Retirement Income Security Act of 1974	ROE	Return on Equity
ERO	Electric Reliability Organization	RPM	Reliability Pricing Model
ESOP	Employee Stock Ownership Plan	RSS	Rich Site Summary
ESP IV	Electric Security Plan IV	RSU	Restricted Stock Unit
ESTIP	Executive Short-Term Incentive Program	RTEP	Regional Transmission Expansion Plan
Facebook®	Facebook is a registered trademark of Facebook, Inc.	RTO	Regional Transmission Organization
FASB	Financial Accounting Standards Board	RWG	Restructuring Working Group
FERC	Federal Energy Regulatory Commission	S&P	Standard & Poor’s Ratings Service
FE Tomorrow
FirstEnergy's initiative launched in late 2016 to identify its optimal organizational structure and properly align corporate costs and systems to efficiently support a fully regulated company going forward
		SAIDI	System Average Interruption Duration Index
FES Bankruptcy	FES Debtors' voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court	SAIFI	System Average Interruption Frequency Index
Fitch	Fitch Ratings	SB221	Amended Substitute Senate Bill No. 221
FMB	First Mortgage Bond	SBC	Societal Benefits Charge
FPA	Federal Power Act	SEC	United States Securities and Exchange Commission
FTR	Financial Transmission Right	SERTP	Southeastern Regional Transmission Planning
GAAP	Accounting Principles Generally Accepted in the United States of America	Seventh Circuit	United States Court of Appeals for the Seventh Circuit
GHG	Greenhouse Gases	SF6	Sulfur Hexafluoride
GWH	Gigawatt-hour	SIP	State Implementation Plan(s) Under the Clean Air Act
IBEW	International Brotherhood of Electrical Workers	SO2	Sulfur Dioxide
ICE	Intercontinental Exchange, Inc.	SOS	Standard Offer Service
ICP 2007	FirstEnergy Corp. 2007 Incentive Plan	SPE	Special Purpose Entity
ICP 2015	FirstEnergy Corp. 2015 Incentive Compensation Plan	SRC	Storm Recovery Charge

v

IIP	Infrastructure Investment Program	SREC	Solar Renewable Energy Credit
IRS	Internal Revenue Service	SSA	Social Security Administration
ISO	Independent System Operator	SSO	Standard Service Offer
JCP&L Reliability Plus	JCP&L Reliability Plus IIP	SVC	Static Var Compensator
kV	Kilovolt	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
kW	Kilowatt	TDS	Total Dissolved Solid
KWH	Kilowatt-hour	TMDL	Total Maximum Daily Load
KPI	Key Performance Indicator	TMI-2	Three Mile Island Unit 2
LBR	Little Blue Run	TO	Transmission Owner
LCAPP	Long-Term Capacity Agreement Pilot Program	TTS	Temporary Transaction Surcharge
LED	Light Emitting Diode	Twitter®	Twitter is a registered trademark of Twitter, Inc.
LIBOR	London Interbank Offered Rate	UCC	Official committee of unsecured creditors appointed in connection with the FES Bankruptcy
LMP	Locational Marginal Price	UWUA	Utility Workers Union of America
LOC	Letter of Credit	VEPCO	Virginia Electric and Power Company
LS Power	LS Power Equity Partners III, LP	VIE	Variable Interest Entity
LSE	Load Serving Entity	VRR	Variable Resource Requirement
LTIIPs	Long-Term Infrastructure Improvement Plans	VSCC	Virginia State Corporation Commission
MAAC	Mid-Atlantic Area Council of PJM	WVDEP	West Virginia Department of Environmental Protection
MATS	Mercury and Air Toxics Standards	WVPSC	Public Service Commission of West Virginia
MDPSC	Maryland Public Service Commission

PART I

ITEM 1.	BUSINESS
The Companies

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, AE Supply, MP, PE, WP, and FET and its principal subsidiaries (ATSI, MAIT and TrAIL). In addition, FE holds all of the outstanding equity of other direct subsidiaries including: FirstEnergy Properties, Inc., FEV, FELHC, Inc., GPU Nuclear, Inc., AESC and Allegheny Ventures, Inc.

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s ten utility operating companies comprise one of the nation’s largest investor-owned electric systems, based on serving over six million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include approximately 24,500 miles of lines and two regional transmission operation centers. AGC, JCP&L and MP control 3,790 MWs of total capacity.
FirstEnergy’s revenues are primarily derived from electric service provided by its utility operating subsidiaries (OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP) and its transmission subsidiaries (ATSI, MAIT and TrAIL).

Regulated Utility Operating Subsidiaries

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

JCP&L was organized under New Jersey law in 1925 and owns property and does business as an electric public utility in that state. JCP&L provides transmission and distribution services in 3,200 square miles of northern, western and east central New Jersey. The area it serves has a population of approximately 2.7 million. JCP&L also has a 50% ownership interest (210 MWs) in the Yard's Creek hydroelectric generating facility.

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

MP was organized under Ohio law in 1924 and owns property and does business as an electric public utility in the state of West Virginia. MP provides generation, transmission and distribution services in 13,000 square miles of northern West Virginia. The area it serves has a population of approximately 0.8 million. MP is contractually obligated to provide power to PE to meet its load obligations in West Virginia. MP owns or contractually controls 3,580 MWs of generation capacity that is supplied to its electric utility business, including a 16% undivided interest in the Bath County, Virginia pumped-storage hydroelectric generation facility (487

MWs) and its connecting transmission facilities owned through AGC, which was organized under Virginia law in 1981 and became a wholly owned subsidiary of MP in May 2018.

WP was organized under Pennsylvania law in 1916 and owns property and does business as an electric public utility in that state. WP provides transmission and distribution services in 10,400 square miles of southwestern, south-central and northern Pennsylvania. The area it serves has a population of approximately 1.5 million.

Regulated Transmission Operating Subsidiaries

ATSI was organized under Ohio law in 1998. ATSI owns high-voltage transmission facilities, which consist of approximately 7,800 circuit miles of transmission lines with nominal voltages of 345 kV, 138 kV and 69 kV in the PJM Region.

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

MAIT was organized under Delaware law in 2015. MAIT owns high-voltage transmission facilities, which consist of approximately 4,240 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in the PJM Region.

Service Company

FESC provides legal, financial and other corporate support services at cost, in accordance with its cost allocation manual, to affiliated FirstEnergy companies. In addition, pursuant to the FES Bankruptcy settlement agreement discussed below, FE will extend the availability of shared services to the FES Debtors until no later than June 30, 2020, subject to reductions in services if requested by the FES Debtors.

Legacy CES Subsidiaries

On March 31, 2018, FES and FENOC announced that, in order to facilitate an orderly financial restructuring, they filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. As a result of the bankruptcy filings, FirstEnergy concluded that it no longer had a controlling interest in FES and FENOC as the entities are subject to the jurisdiction of the Bankruptcy Court and, accordingly, as of March 31, 2018, FES and FENOC were deconsolidated from FirstEnergy’s consolidated financial statements. Since such time, FE has accounted and will account for its investments in FES and FENOC at fair values of zero. FE concluded that in connection with the disposal, FES and FENOC became discontinued operations.

AE Supply was organized under Delaware law in 1999. AE Supply previously provided energy-related products and services primarily to wholesale customers. AE Supply also owns and operates the 1,300 MW Pleasants Power Station. As part of the FES Bankruptcy settlement agreement, discussed below, AE Supply will transfer the Pleasants Power Station and related assets to FG, while retaining certain specified liabilities, subject to the terms and conditions of an asset transfer agreement entered into December 31, 2018, which is subject to approval by the Bankruptcy Court. Also, subject to the terms of the asset transfer agreement, FG acquired the economic interests in Pleasants as of January 1, 2019, and AE Supply will operate Pleasants until the transfer.
Substantially all of FirstEnergy’s subsidiaries’ operations that previously comprised the CES reportable operating segment, including FES, FENOC, BSPC and a portion of AE Supply (including the Pleasants Power Station), are presented as discontinued operations in FirstEnergy’s consolidated financial statements resulting from the FES Bankruptcy and actions taken as part of the strategic review to exit commodity-exposed generation.

Operating Segments

FirstEnergy's reportable operating segments are comprised of the Regulated Distribution and Regulated Transmission segments.

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York. This segment also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey. Regulation of our retail distribution rates is generally premised on providing an opportunity to earn a reasonable return of and on prudently incurred invested capital to provide service to our customers through the use of both base rate proceedings and other cost-based rate mechanisms, including recovery riders and trackers. The segment's results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs.

As of December 31, 2018, FirstEnergy’s regulated generating portfolio consists of 3,790 MWs of diversified capacity within the Regulated Distribution segment: 210 MWs consist of JCP&L's 50% ownership interest in the Yard's Creek hydroelectric facility in New Jersey; and 3,580 MWs consist of MP's facilities, including 487 MWs from AGC's interest in the Bath County hydroelectric facility in Virginia that MP partially owns, and 11 MWs of MP's 0.49% entitlement from OVEC's generation output. MP's other generation facilities are located in West Virginia.

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at JCP&L, MP, PE and WP. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.

The Corporate/Other segment reflects corporate support not charged to FE's subsidiaries, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of December 31, 2018, approximately 70 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, was included in continuing operations of the Corporate/Other reportable segment. As of December 31, 2018, Corporate/Other had approximately $7.1 billion of FE holding company debt.

On March 31, 2018, as a result of actions taken as part of the strategic review to exit commodity-exposed generation, as discussed below, FirstEnergy deconsolidated FES and FENOC. Also on March 31, 2018, substantially all of FirstEnergy’s operations that previously comprised the CES reportable segment, including FES, FENOC, BSPC and a portion of AE Supply, are presented as discontinued operations in FirstEnergy’s consolidated financial statements. During the third quarter of 2018, the Pleasants Power Station was also reclassified into discontinued operations as a result of the FES Bankruptcy settlement agreement. The financial information for all periods has been revised to present the discontinued operations within Reconciling Adjustments. The remaining business activities that previously comprised the CES reportable operating segment were not material and, as such, have been combined into Corporate/Other for reporting purposes.
Utility Regulation
Regulatory Accounting

FirstEnergy accounts for the effects of regulation through the application of regulatory accounting to the Utilities, AGC, and the Transmission Companies since their rates are established by a third-party regulator with the authority to set rates that bind customers, are cost-based and can be charged to and collected from customers.

The Utilities, AGC, and the Transmission Companies recognize, as regulatory assets and regulatory liabilities, costs which FERC and the various state utility commissions, as applicable, have authorized for recovery/return from/to customers in future periods or for which authorization is probable. Without the probability of such authorization, costs currently recorded as regulatory assets and regulatory liabilities would have been charged/credited to income as incurred. All regulatory assets and liabilities are expected to be recovered/returned from/to customers. Based on current ratemaking procedures, the Utilities, AGC, and the Transmission Companies continue to collect cost-based rates for their transmission and distribution services; accordingly, it is appropriate that the Utilities, AGC, and the Transmission Companies continue the application of regulatory accounting to those operations. Regulatory accounting is applied only to the parts of the business that meet the above criteria. If a portion of the business applying regulatory accounting no longer meets those requirements, previously recorded regulatory assets and liabilities are removed from the balance sheet in accordance with GAAP.
State Regulation

Each of the Utilities' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the states in which it operates - in Maryland by the MDPSC, in Ohio by the PUCO, in New Jersey by the NJBPU, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC. The transmission operations of PE in Virginia are subject to certain regulations of the VSCC. In addition, under Ohio law, municipalities may regulate rates of a public utility, subject to appeal to the PUCO if not acceptable to the utility. Further, if any of the FirstEnergy affiliates were to engage in the construction of significant new transmission facilities, depending on the state, they may be required to obtain state regulatory authorization to site, construct and operate the new transmission facility.

The following table summarizes the key terms of distribution rate orders in effect for the Utilities.

Company	Rates Effective	Allowed Debt/Equity	Allowed ROE
CEI	May 2009	51% / 49%	10.5%
ME(1)	January 2017	48.8% / 51.2%	Settled(2)
MP	February 2015	54% / 46%	Settled(2)
JCP&L	January 2017	55% / 45%	9.6%
OE	January 2009	51% / 49%	10.5%
PE (West Virginia)	February 2015	54% / 46%	Settled(2)
PE (Maryland)	November 1994	48% / 52%	11.9%
PN(1)	January 2017	47.4% / 52.6%	Settled(2)
Penn(1)	January 2017	49.9% / 50.1%	Settled(2)
TE	January 2009	51% / 49%	10.5%
WP(1)	January 2017	49.7% / 50.3%	Settled(2)
(1) Reflects filed debt/equity as final settlement/orders do not specifically include capital structure.
(2) Commission-approved settlement agreements did not disclose ROE rates.
Federal Regulation

With respect to their wholesale services and rates, the Utilities, AE Supply, and the Transmission Companies are subject to regulation by FERC. Under the FPA, FERC regulates rates for interstate wholesale sales, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects. FERC regulations require JCP&L, MP, PE, WP and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE, WP and the Transmission Companies are subject to functional control by PJM and transmission service using their transmission facilities is provided by PJM under the PJM Tariff. See "FERC Regulatory Matters" below.

The following table summarizes the key terms of rate orders in effect for transmission customer billings for FirstEnergy's transmission owner entities:

Company	Rates Effective	Capital Structure	Allowed ROE
ATSI	January 1, 2015	Actual (13 month average)	10.38%
JCP&L	June 1, 2017	Settled(1)	Settled(1)
MP	March 21, 2018(2)	Settled(1)	Settled(1)
PE	March 21, 2018(2)	Settled(1)	Settled(1)
WP	March 21, 2018(2)	Settled(1)	Settled(1)
MAIT	July 1, 2017	50% / 50% (hypothetical)(3)	10.3%
TrAIL	July 1, 2008	Actual (year-end)	12.7% (TrAIL the Line & Black Oak SVC) 11.7% (All other projects)
(1) FERC-approved settlement agreements did not specify.
(2) See FERC Actions on Tax Act below.
(3) Effective January 2019, converts to lower of actual (13 month average) or 60%.

Federally-enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, AGC, AE Supply, and the Transmission Companies. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to eight regional entities, including RFC. All of FirstEnergy's facilities are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

Maryland Regulatory Matters

PE operates under MDPSC approved base rates that were effective as of November 11, 1994. PE also provides SOS pursuant to a combination of settlement agreements, MDPSC orders and regulations, and statutory provisions. SOS supply is competitively procured in the form of rolling contracts of varying lengths through periodic auctions that are overseen by the MDPSC and a third-party monitor. Although settlements with respect to SOS supply for PE customers have expired, service continues in the same manner until changed by order of the MDPSC. PE recovers its costs plus a return for providing SOS.

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2018-2020 and 2021-2023 EmPOWER Maryland program cycles, to the extent the MDPSC determines that cost-effective programs and services are available. PE's 2016 starting goal under this requirement was 0.97%. PE's approved 2018-2020 EmPOWER Maryland plan continues and expands upon prior years' programs, and adds new programs, for a projected total cost of $116 million over the three-year period. PE recovers program costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE.

In 2013, the MDPSC required Maryland electric utilities to submit analyses relating to the costs and benefits of making further system and staffing enhancements in order to attempt to reduce storm outage durations. PE's submitted analysis projected that it would require up to approximately $2.7 billion in infrastructure investments over 15 years to attempt to achieve the quickest level of response for the largest storm projected in MDPSC's scenarios. The MDPSC conducted a hearing September 2014, but has not taken further action on this matter.

On January 19, 2018, PE filed a joint petition along with other utility companies, work group stakeholders and the MDPSC electric vehicle work group leader to implement a statewide electric vehicle portfolio in connection with a 2016 MDPSC proceeding to consider an array of issues relating to electric distribution system design, including matters relating to electric vehicles, distributed energy resources, advanced metering infrastructure, energy storage, system planning, rate design, and impacts on low-income customers. PE proposed an electric vehicle charging infrastructure program at a projected total cost of $12 million, to be recovered over a five-year amortization. On January 14, 2019, the MDPSC approved the petition subject to certain reductions in the scope of the program.

On January 12, 2018, the MDPSC instituted a proceeding to examine the impacts of the Tax Act on the rates and charges of Maryland utilities. PE must track and apply regulatory accounting treatment for the impacts beginning January 1, 2018, and submitted a report to the MDPSC on February 15, 2018, estimating that the Tax Act impacts would be approximately $7 million to $8 million annually for PE’s customers. On August 17, 2018, the Staff of the MDPSC filed a reply that recommended the MDPSC instead direct PE to reduce base rates by $6.5 million to reflect reduced federal tax costs pending resolution of PE's upcoming rate case and further direct that PE pay customers a one-time credit for what the Staff estimated were the tax savings to PE through the end of July 2018. On October 5, 2018, the MDPSC issued an order requiring PE to pay a one-time credit for tax savings through September 30, 2018, which totaled approximately $5 million, and reserved all other Tax Act impacts to be resolved in the pending rate case.

On August 24, 2018, PE filed a base rate case with the MDPSC, which it supplemented on October 22, 2018, to update the partially forecasted test year with a full twelve months of actual data. The rate case requested an annual increase in base distribution rates of $19.7 million, plus creation of an EDIS to fund four enhanced service reliability programs. In responding to discovery, PE revised its request for an annual increase in base rates to $17.6 million. The proposed rate increase reflects $7.3 million in annual savings for customers resulting from the recent federal tax law changes. On November 20, 2018, the Staff of the MDPSC filed testimony recommending an increase in base rates of $12.9 million and conditional approval of the EDIS, while the Maryland Office of People's Counsel filed testimony recommending a reduction in rates of $11.1 million and rejection of the EDIS. The evidentiary hearing concluded on January 28, 2019, and a final order is expected by March 23, 2019.
New Jersey Regulatory Matters

JCP&L operates under NJBPU approved rates that were effective as of January 1, 2017. In addition, on January 25, 2017, the NJBPU approved the acceleration of the amortization of JCP&L’s 2012 major storm expenses that are recovered through the SRC in order for JCP&L to achieve full recovery by December 31, 2019. JCP&L provides BGS for retail customers who do not choose a third-party EGS and for customers of third-party EGSs that fail to provide the contracted service. All New Jersey EDCs participate in this competitive BGS procurement process and recover BGS costs directly from customers as a charge separate from base rates.

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to rate payers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation, which were published in the NJ Register in the first quarter of 2018. JCP&L filed comments supporting the proposed rulemaking. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes.

Also in December 2017, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On July 13, 2018, JCP&L filed an infrastructure plan, JCP&L Reliability Plus, which proposed to accelerate $386.8 million of electric distribution infrastructure investment over four years to enhance the reliability and resiliency of its distribution system and reduce the frequency and duration of power outages. On August 29, 2018, the NJBPU retained the petition for hearing and, on November 22, 2018, issued a procedural schedule. On December 17, 2018, the Division of Rate Counsel recommended a $97 million program, a return on equity of 8.75%, and 5.38% cost of debt. On January 23, 2019, the NJBPU granted JCP&L's request to temporarily suspend procedural schedule in the matter pending settlement discussions. There can be no assurance that a definitive settlement agreement will be reached and, if so, will be approved by the NJBPU.

On January 31, 2018, the NJBPU instituted a proceeding to examine the impacts of the Tax Act on the rates and charges of New Jersey utilities. The NJBPU ordered New Jersey utilities to: (1) defer on their books the impacts of the Tax Act effective January 1, 2018; (2) to file tariffs effective April 1, 2018, reflecting the rate impacts of changes in current taxes; and (3) to file tariffs effective July 1, 2018, reflecting the rate impacts of changes in deferred taxes. On March 2, 2018, JCP&L filed a petition with the NJBPU, which included proposed tariffs for a base rate reduction of $28.6 million effective April 1, 2018, and a rider to reflect $1.3 million in rate impacts of changes in deferred taxes. On March 26, 2018, the NJBPU approved JCP&L’s rate reduction effective April 1, 2018, on an interim basis subject to refund, pending the outcome of this proceeding. The NJBPU, however, did not address refunds and other proposed rider tariffs at such time.
Ohio Regulatory Matters

The Ohio Companies currently operate under ESP IV through May 31, 2024. ESP IV includes Rider DMR, which provides for the Ohio Companies to collect $132.5 million annually for three years, with the possibility of a two-year extension and is grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. Revenues from Rider DMR will be excluded from the significantly excessive earnings test for the initial three-year term but the exclusion will be reconsidered upon application for a potential two-year extension. The PUCO set three conditions for continued recovery under Rider DMR: (1) retention of the corporate headquarters and nexus of operations in Akron, Ohio; (2) no change in control of the Ohio Companies; and (3) a demonstration of sufficient progress in the implementation of grid modernization programs approved by the PUCO. ESP IV also continues a base distribution rate freeze through May 31, 2024. In addition, ESP IV continues the supply of power to non-shopping customers at a market-based price set through an auction process. On February 1, 2019, the Ohio Companies filed with the PUCO an application requesting a two-year extension of Rider DMR at the same amount and conditions.

ESP IV also continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $30 million per year through May 31, 2019; $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. ESP IV also includes: (1) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (2) an agreement to file a Grid Modernization Business Plan for PUCO consideration and approval, which was filed in February 2016, and remains pending as part of the grid modernization settlement described below; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio; and (5) an agreement to file an application to transition to a straight fixed variable cost recovery mechanism for residential customers' base distribution rates, which filing the PUCO denied on June 13, 2018.

Several parties, including the Ohio Companies, filed applications for rehearing regarding the Ohio Companies’ ESP IV with the PUCO. On August 16, 2017, the PUCO denied all remaining intervenor applications for rehearing, denied the Ohio Companies’ challenges to the modifications to Rider DMR and added a third-party monitor to ensure that Rider DMR funds are spent appropriately. The Ohio Companies then filed an application for rehearing of the PUCO’s August 16, 2017 ruling on the issues of the third-party monitor and the ROE calculation for advanced metering infrastructure, which the PUCO denied. In October 2017, the Sierra Club and the OMAEG filed notices of appeal with the Supreme Court of Ohio appealing various PUCO entries on their applications for rehearing. The Ohio Companies intervened in the appeal, and additional parties subsequently filed notices of appeal with the Supreme Court of Ohio challenging various PUCO entries on their applications for rehearing. On September 26, 2018, the Supreme Court of Ohio denied a July 30, 2018 joint motion filed by the OCC, the NOAC, and the OMAEG to stay the portions of the PUCO's orders and entries under appeal that authorized Rider DMR. Oral argument on the appeals was held on January 9, 2019.

Under Ohio law, the Ohio Companies are required to implement energy efficiency programs that achieve certain annual energy savings and total peak demand reductions. The Ohio Companies’ 2017-2019 plan, as proposed in April 2016, includes a portfolio of energy efficiency programs targeted to a variety of customer segments, including residential customers, low income customers, small commercial customers, large commercial and industrial customers and governmental entities. In December 2016, the Ohio Companies filed a Stipulation and Recommendation with several parties that contained changes to the plan and a decrease in the plan costs. The Ohio Companies anticipate the cost of the plans will be approximately $268 million over the life of the portfolio plans and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms. On November 21, 2017, the PUCO issued an order that approved the proposed plans with several modifications, including a cap on the Ohio Companies’ collection of program costs and shared savings set at 4% of the Ohio Companies’ total sales to customers. On December 21, 2017, the Ohio Companies filed an application for rehearing challenging the PUCO’s modifications, which the PUCO denied on January

10, 2018. On March 12, 2018, the Ohio Companies appealed to the Supreme Court of Ohio challenging the PUCO’s imposition of a 4% cost cap. Various other parties also appealed challenging various PUCO entries on their applications for rehearing. Oral argument on the appeals is scheduled for February 20, 2019.

Ohio law requires electric utilities and electric service companies in Ohio to serve part of their load from renewable energy resources measured by an annually increasing percentage, which in 2017 was 3.5%, and increases 1% each year through 2026 (to 12.5%) and shall remain at 12.5% in 2027 and each year thereafter. The Ohio Companies conducted RFPs in 2009, 2010 and 2011 to secure RECs to help meet these renewable energy requirements. In September 2011, the PUCO opened a docket to review the Ohio Companies' alternative energy recovery rider through which the Ohio Companies recover the costs of acquiring these RECs. In August 2013, the PUCO approved the Ohio Companies' REC acquisitions except for certain purchases arising from one auction and directed the Ohio Companies to credit non-shopping customers in the amount of $43.4 million, plus interest, on the basis that the Ohio Companies did not prove such purchases were prudent. Following appeals, on January 24, 2018, the Supreme Court of Ohio reversed the PUCO order finding that the order violated the rule against retroactive ratemaking. After the OCC and ELPC filed a motion for reconsideration, to which the Ohio Companies responded in opposition, on April 25, 2018, the Supreme Court of Ohio denied the motion for reconsideration. As a result, in the second quarter of 2018, the Ohio Companies recognized a pre-tax benefit to earnings (within the Amortization (deferral) of regulatory assets, net line on the Consolidated Statement of Income (Loss)) of approximately $72 million to reverse the liability associated with the PUCO opinion and order.

On December 1, 2017, the Ohio Companies filed an application with the PUCO for approval of a DPM Plan. The DPM Plan is a portfolio of approximately $450 million in distribution platform investment projects, which are designed to modernize the Ohio Companies’ distribution grid, prepare it for further grid modernization projects, and provide customers with immediate reliability benefits. On November 9, 2018, the Ohio Companies filed a settlement agreement that provides for the implementation of the first phase of grid modernization plans, including the investment of $516 million over three years to modernize the Ohio Companies’ electric distribution system, and for all tax savings associated with the Tax Act, discussed below, to flow back to customers. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The settlement has broad support, including PUCO Staff, the OCC, representatives of industrial and commercial customers, a low-income advocate, environmental advocates, hospitals, competitive generation suppliers and other parties. The PUCO conducted a hearing and the settlement agreement remains subject to PUCO approval.

On January 10, 2018, the PUCO opened a case to consider the impacts of the Tax Act and determine the appropriate course of action to pass benefits on to customers. The Ohio Companies, effective January 1, 2018, were required to establish a regulatory liability for the estimated reduction in federal income tax resulting from the Tax Act, and filed comments on February 15, 2018, explaining that customers will save nearly $40 million annually as a result of updating tariff riders for the tax rate changes and that the Ohio Companies’ base distribution rates are not impacted by the Tax Act changes because they are frozen through May 2024. On October 24, 2018, the PUCO entered an Order in its investigation into the impacts of the Tax Act on Ohio's utilities directing that by January 1, 2019, all Ohio rate-regulated utility companies, unless ordered otherwise, file applications not for an increase in rates to reflect the impact of the Tax Act on each specific utility's current rates. On October 30, 2018, the Ohio Companies filed an application to open a new proceeding for the implementation of matters relating to the impact of the Tax Act. As discussed further above, on November 9, 2018, the Ohio Companies filed a settlement agreement that provides for all tax savings associated with the Tax Act to flow back to customers and for the implementation of the first phase of grid modernization plans. As part of the agreement, the Ohio Companies also filed an application for approval of a rider to return the remaining tax savings to customers following PUCO approval of the settlement. On December 19, 2018, the PUCO upheld its January 10, 2018 ruling that utilities should be required to establish a deferred tax liability, effective January 1, 2018, in response to the Tax Act. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The PUCO conducted a hearing and the settlement agreement remains subject to PUCO approval.
Pennsylvania Regulatory Matters

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. The Pennsylvania Companies operate under DSPs for the June 1, 2017 through May 31, 2019 delivery period, which provide for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service. Under the DSPs, the supply will be provided by wholesale suppliers through a mix of 12 and 24-month energy contracts, as well as one RFP for 2-year SREC contracts for ME, PN and Penn. The DSPs include modifications to the Pennsylvania Companies’ POR programs in order to reduce the level of uncollectible expense the Pennsylvania Companies experience associated with alternative EGS charges.

The Pennsylvania Companies' DSPs for the June 1, 2019 through May 31, 2023 delivery period were approved by the PPUC in September 2018. Under the 2019-2023 DSPs, the supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. The 2019-2023 DSPs also include modifications to the Pennsylvania Companies’ POR programs in order to continue their clawback pilot program as a long-term, permanent program term, and modifications to the Pennsylvania Companies’ customer class definitions to allow for the introduction of hourly priced default service to customers at or above 100kW. The PPUC directed a working group to further discuss the implementation of customer assistance program shopping limitations and appropriate scripting for the Pennsylvania Companies'

customer referral programs, and in November 2018, issued a subsequent order to approve additional customer assistance program shopping parameters and further limit the scope of the working group discussion. On December 21, 2018, the PPUC issued a tentative order proposing a model to incorporate the directed shopping restrictions. Comments on the proposal were filed January 22, 2019.

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

Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. LTIIPs outlining infrastructure improvement plans for PPUC review and approval must be filed prior to approval of a DSIC. On June 14, 2017, the PPUC approved modified LTIIPs for ME, PN and Penn for the remaining years of 2017 through 2020 to provide additional support for reliability and infrastructure investments. On September 20, 2018, following a periodic review of the LTIIPs as required by regulation once every five years, the PPUC entered an Order concluding that the Pennsylvania Companies have substantially adhered to the schedules and expenditures outlined in their LTIIPs, but that changes to the LTIIPs as designed are necessary to maintain and improve reliability and directed the Pennsylvania Companies to file modified or new LTIIPs. On January 18, 2019, the Pennsylvania Companies filed modifications to their current LTIIPs that would terminate those LTIIPs at the end of 2019, and proposed revised LTIIP spending in 2019 of $44.52 million by ME, $24.72 million by PN, $26.06 million by Penn and $50.85 million by WP. The Pennsylvania Companies also committed to making filings later in 2019, which would propose new LTIIPs for the 2020 through 2024 period.

The Pennsylvania Companies’ approved DSIC riders for quarterly cost recovery went into effect July 1, 2016, subject to hearings and refund or reallocation among customer classes. In the January 19, 2017 order approving the Pennsylvania Companies’ general rate cases, the PPUC added an additional issue to the DSIC proceeding to include whether ADIT should be included in DSIC calculations. On February 2, 2017, the parties to the DSIC proceeding submitted a Joint Settlement to the ALJ that resolved the issues that were pending from the order issued on June 9, 2016. On April 19, 2018, the PPUC approved the Joint Settlement without modification and reversed the ALJ's previous decision that would have required the Pennsylvania Companies to reflect all federal and state income tax deductions related to DSIC-eligible property in currently effective DSIC rates. On May 21, 2018, the Pennsylvania OCA filed an appeal with the Pennsylvania Commonwealth Court of the PPUC's decision of April 19, 2018. On June 11, 2018, the Pennsylvania Companies filed a Notice of Intervention in the Pennsylvania OCA's appeal to the Commonwealth Court. Briefing is complete and oral argument is scheduled for June 3, 2019.

On February 12, 2018, the PPUC initiated a proceeding to determine the effects of the Tax Act on the tax liability of utilities and the feasibility of reflecting such impacts in rates charged to customers. On March 9, 2018, the Pennsylvania Companies submitted their calculation of the net annual effect of the Tax Act on income tax expense and rate base to be $37 million for ME, $40 million for PN, $9 million for Penn, and $30 million for WP. The Pennsylvania Companies also filed comments proposing that rates be adjusted to reflect the tax rate changes prospectively from the date of a final PPUC order via a reconcilable rider, with the amount that would otherwise accrue between January 1, 2018 and the date of a final order being used to invest in the Pennsylvania Companies’ infrastructure. On March 15, 2018, the PPUC issued a Temporary Rates Order making the Pennsylvania Companies’ rates temporary and subject to refund for six months. On May 17, 2018, the PPUC issued orders directing that the Pennsylvania Companies implement a reconcilable negative surcharge mechanism in order to refund to customers the net effect of the Tax Act for the period July 1, 2018 through December 31, 2018, to be prospectively updated for new rates effective January 1, 2019. The Pennsylvania Companies were also directed to establish a regulatory liability for the net impact of the Tax Act for the period of January 1, 2018 through June 30, 2018. On June 14, 2018, the PPUC issued an order revising this directive such that the Pennsylvania Companies must instead establish accounts to track tax savings for the period January 1, 2018 through March 14, 2018, and record regulatory liabilities associated with tax savings for only the period March 15, 2018 through June 30, 2018. The cumulative value of the tracked amounts and the regulatory liability is expected to amount to $12 million for ME, $13 million for PN, $3 million for Penn, and $10 million for WP. These amounts are expected to be addressed in the Pennsylvania Companies' next available rate proceedings, or independent filings to be made within three years, whichever comes sooner. The Pennsylvania Companies filed voluntary surcharges on June 1, 2018, to adjust rates for the reduced tax rate, which were effective for bills rendered starting July 1, 2018. For the first six-month period, the surcharge returned to customers was approximately $22 million for ME, $23 million for PN, $6 million for Penn, and $18 million for WP.
West Virginia Regulatory Matters

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operates under rates approved by the WVPSC effective February 2015. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP's and PE's ENEC rate is updated annually.

In September 2016, the WVPSC approved the Phase II energy efficiency program for MP and PE as reflected in a unanimous settlement, which included three energy efficiency programs to meet the Phase II requirement of energy efficiency reductions of 0.5% of 2013 distribution sales for the January 1, 2017 through May 31, 2018 period. On December 15, 2017, the WVPSC approved

MP's and PE's proposed annual decrease in their EE&C rates, effective January 1, 2018, which is not material to FirstEnergy. This Phase II energy efficiency program ended May 31, 2018.

Previously, AE Supply was the winning bidder of a December 2016 RFP to address MP’s generation shortfall and on March 6, 2017, MP and AE Supply signed an asset purchase agreement for MP to acquire AE Supply’s Pleasants Power Station (1,300 MWs), subject to customary and other closing conditions, including regulatory approvals. In January 2018, FERC issued an order denying authorization for the transaction and the WVPSC issued an order approving the transfer of Pleasants Power Station conditioned on MP assuming significant commodity risk. Based on the adverse FERC ruling and the conditions included in the WVPSC order, MP and AE Supply terminated the asset purchase agreement.

On August 31, 2018, MP and PE filed a $100.9 million decrease in their ENEC rates proposed to be effective January 1, 2019, which included a $25.6 million annual decrease impact associated with the settlement regarding the impact of the Tax Act on West Virginia rates, as noted below. Additionally, the August 31, 2018 filing included an elimination of the Energy Efficiency Cost Rate Surcharge effective January 1, 2019, equating to an additional $2.1 million decrease. The rate decreases represent an approximate 7.2% annual decrease in rates versus those in effect on August 31, 2018. A unanimous settlement was filed with the WVPSC on November 20, 2018, and a hearing was held on November 27, 2018. An order adopting the settlement in full without modification was issued on January 2, 2019.

On January 3, 2018, the WVPSC initiated a proceeding to investigate the effects of the Tax Act on the revenue requirements of utilities. MP and PE must track the tax savings resulting from the Tax Act on a monthly basis, effective January 1, 2018. On January 26, 2018, the WVPSC issued an order clarifying that regulatory accounting should be implemented as of January 1, 2018, including the recording of any regulatory liabilities resulting from the Tax Act. MP and PE filed written testimony on May 30, 2018, explaining the impact of the Tax Act on federal income tax and revenue requirements and showing an annual rate impact of $26.2 million. MP and PE, the Staff of the WVPSC, the WV Consumer Advocate and a coalition of industrial customers entered into a settlement agreement on August 23, 2018, to have $25.6 million in rate reductions flow through to customers beginning September 1, 2018, and to defer to the next base rate case (or a separate proceeding if a base rate case is not filed by August 31, 2020) the amount and classification of the excess ADITs resulting from the Tax Act and the issue of whether MP and PE should be required to credit to customers any of the reduced income tax expense occurring between January 1, 2018 and August 31, 2018. The WVPSC approved the settlement on August 24, 2018.
FERC REGULATORY MATTERS

Under the FPA, FERC regulates rates for interstate wholesale sales, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects. With respect to their wholesale services and rates, the Utilities, AE Supply, AGC, and the Transmission Companies are subject to regulation by FERC. FERC regulations require JCP&L, MP, PE, WP and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE, WP and the Transmission Companies are subject to functional control by PJM and transmission service using their transmission facilities is provided by PJM under the PJM Tariff.

FERC regulates the sale of power for resale in interstate commerce in part by granting authority to public utilities to sell wholesale power at market-based rates upon showing that the seller cannot exert market power in generation or transmission or erect barriers to entry into markets. The Utilities and AE Supply each have been authorized by FERC to sell wholesale power in interstate commerce at market-based rates and have a market-based rate tariff on file with FERC, although major wholesale purchases remain subject to regulation by the relevant state commissions.

Federally-enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, AE Supply, and the Transmission Companies. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to eight regional entities, including RFC. All of the facilities that FirstEnergy operates are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

PJM Transmission Rates

PJM and its stakeholders have been debating the proper method to allocate costs for a certain class of new transmission facilities since 2005. While FirstEnergy and other parties advocated for a traditional "beneficiary pays" (or usage based) approach, others advocated for “socializing” the costs on a load-ratio share basis, where each customer in the zone would pay based on its total usage of energy within PJM. On May 31, 2018, FERC issued an order approving a settlement agreement among various parties, including ATSI and the Utilities, agreeing to apply a combined usage based/socialization approach to cost allocation for charges to transmission customers in the PJM Region for transmission projects operating at or above 500 kV. For historical transmission costs prior to January 1, 2016, the settlement agreement provides a “black-box” schedule of credits to and payments from customers across PJM’s transmission zones. From January 1, 2016 forward, PJM will collect a charge for the revenue requirement associated with each transmission enhancement through a “50/50” calculation, with 50% based on a load-ratio share and the other 50% solution-based distribution factor (DFAX) hybrid method. As a result of the settlement, FirstEnergy recorded a pre-tax benefit of approximately $115 million in 2018 (within the Other operating expenses line on the Consolidated Statement of Income), relating to the amount of refund the Ohio Companies will receive and retain from PJM, of which $73 million is associated with the "black box" calculation of historical transmission costs prior to January 1, 2016, and $42 million is associated with the "50/50" calculation of historical transmission costs from January 1, 2016 to June 30, 2018. PJM implemented the settlement for transmission service in August 2018. Requests for rehearing or clarification of FERC's May 31, 2018, orders and related responses remain pending before FERC. FirstEnergy does not expect a material impact from implementation of the settlement agreement going forward.

RTO Realignment

On June 1, 2011, ATSI and the ATSI zone transferred from MISO to PJM. While many of the matters involved with the move have been resolved, FERC denied recovery under ATSI's transmission rate for certain charges that collectively can be described as "exit fees" and certain other transmission cost allocation charges totaling approximately $78.8 million until such time as ATSI submits a cost/benefit analysis demonstrating net benefits to customers from the transfer to PJM. Subsequently, FERC rejected a proposed settlement agreement to resolve the exit fee and transmission cost allocation issues, stating that its action is without prejudice to ATSI submitting a cost/benefit analysis demonstrating that the benefits of the RTO realignment decisions outweigh the exit fee and transmission cost allocation charges. In a subsequent order, FERC affirmed its prior ruling that ATSI must submit the cost/benefit analysis. ATSI is evaluating the cost/benefit approach.

Separately, FirstEnergy joined certain other PJM TOs in a protest of MISO's proposal to allocate MVP costs to energy transactions that cross MISO's borders into the PJM Region. On September 20, 2018, FERC denied rehearing with respect to its 2016 order regarding allocation of MVP costs and affirmed and clarified its prior decision that MISO may allocate MVP costs to PJM customers for power withdrawals from MISO to PJM as such exports occur.

MAIT Transmission Formula Rate

MAIT previously submitted an application to FERC requesting authorization to implement a forward-looking formula transmission rate to recover and earn a return on transmission assets effective February 1, 2017. Following various protests to the proposed MAIT formula transmission rate, on March 10, 2017, FERC issued an order accepting the MAIT formula transmission rate for filing, suspending the formula transmission rate for five months to become effective July 1, 2017, and establishing hearing and settlement judge procedures. On May 21, 2018, FERC issued an order accepting a settlement agreement as filed by MAIT and certain parties, without conditions. The settlement agreement provides for certain changes to MAIT's formula rate, including changing MAIT's ROE from 11% to 10.3%, setting the recovery amount for certain regulatory assets, and establishing that MAIT's capital structure will not exceed 60% equity over the period ending December 31, 2021. The settlement agreement further provides that the ROE and the 60% cap on the equity component of MAIT's capital structure will remain in effect unless changed pursuant to section 205 or 206 of the FPA provided the effective date for any change shall be no earlier than January 1, 2022. Refunds for the difference between the filed rate and the settlement rate will be handled through MAIT's true-up process.

JCP&L Transmission Formula Rate

In October 2016, after withdrawing its request to the NJBPU to transfer its transmission assets to MAIT, JCP&L submitted an application to FERC requesting authorization to implement a forward-looking formula transmission rate to recover and earn a return on transmission assets effective January 1, 2017. Following various protests to the proposed formula transmission rate, on March 10, 2017, FERC issued an order accepting the JCP&L formula transmission rate for filing, suspending the transmission rate for five months to become effective June 1, 2017, and establishing hearing and settlement judge procedures. On February 20, 2018, FERC issued an order accepting a settlement agreement filed by JCP&L and certain parties, with an effective date of June 1, 2017. The settlement agreement provides for a $135 million stated annual revenue requirement for Network Integration Transmission Service and an average of $20 million stated annual revenue requirement for certain projects listed on the PJM Tariff where the costs are allocated in part beyond the JCP&L transmission zone within the PJM Region. The revenue requirements are subject to a moratorium on additional revenue requirements proceedings through December 31, 2019, other than limited filings to seek recovery for certain additional costs. Refunds for the difference between the filed rate and the settlement rate were paid out ratably in 2018.

FERC Actions on Tax Act

On March 15, 2018, FERC took action to address the impact of the Tax Act on FERC-jurisdictional rates, including transmission and electric wholesale rates. FERC directed MP, PE and WP to either submit a joint filing to adjust their stated transmission rates to address the impact of the Tax Act changes in effective tax rate, or to “show cause” as to why such action is not required. FERC established a refund effective date of March 21, 2018, for any refunds as a result of the change in tax rate. On May 14, 2018, MP, PE and WP submitted revisions to their joint stated transmission rate to reflect the reduction in the federal corporate income tax rate. The revisions reduced the stated rate by 6.70%. FERC issued an order on November 15, 2018, accepting the revisions without modifications or conditions.

Also, on March 15, 2018, FERC issued a Notice of Inquiry seeking information regarding whether and how FERC should address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 15, 2018, FERC issued a NOPR suggesting mechanisms to revise transmission rates to address the Tax Act’s effect on ADIT. Specifically, FERC proposed utilities with transmission formula rates would include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate bases; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Utilities with transmission stated rates would determine the amount of excess and deferred income tax caused by the reduced federal corporate income tax rate and return or recover this amount to or from customers. To assist with implementation of the proposed rule, FERC also issued on November 15, 2018, a policy statement providing accounting and ratemaking guidance for treatment of ADIT for all FERC-jurisdictional public utilities. The policy statement also addresses the accounting and ratemaking treatment of ADIT following the sale or retirement of an asset after December 31, 2017. FESC, on behalf of its affiliated transmission owners, supported comments submitted by Edison Electric Institute requesting additional clarification on the ratemaking and accounting treatment for ADIT in formula and stated transmission rates. FERC's final rule remains pending.

Transmission ROE Methodology

In June 2014, FERC issued Opinion No. 531 revising its approach for calculating the discounted cash flow element of FERC’s ROE methodology and announcing the potential for a qualitative adjustment to the ROE methodology results. Parties appealed to the D.C. Circuit, and on April 14, 2017, that court issued a decision vacating FERC’s order and remanding the matter to FERC for further review. On October 16, 2018, FERC issued its order on remand, in which it proposed a revised ROE methodology. Specifically, in complaint proceedings alleging that an existing ROE is not just and reasonable, FERC proposes to rely on three financial models-discounted cash flow, capital-asset pricing, and expected earnings-to establish a composite zone of reasonableness to identity a range of just and reasonable ROEs. FERC then will utilize the transmission utility’s risk relative to other utilities within that zone of reasonableness to assign the transmission utility to one of three quartiles within the zone. FERC would take no further action (i.e., dismiss the complaint) if the existing ROE falls within the identified quartile. However, if the ROE falls outside the quartile, FERC would deem the existing ROE presumptively unjust and unreasonable and would determine the replacement ROE. FERC would add a fourth financial model risk premium to the analysis to calculate a ROE based on the average point of central tendency for each of the four financial models. FERC established a paper hearing on how the new methodology should apply to the remanded proceedings. FirstEnergy is monitoring the proceedings.

Capital Requirements

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments and contributions to its pension plan.

On January 22, 2018, FirstEnergy announced a $2.5 billion equity issuance, which included $1.62 billion in mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The preferred shares participate in dividends paid on common stock on an as-converted basis and are non-voting except in certain limited circumstances. The preferred shares are convertible at the option of the holders, and will mandatorily convert in July 2019, subject to limited exceptions. Proceeds from the investment were used to reduce FE holding company debt by $1.45 billion and fund FirstEnergy's pension plan as discussed below, with the remainder used for general corporate purposes.

The equity investment is strengthening FirstEnergy's balance sheet and is supporting the company's transition to a fully regulated utility company. By deleveraging the company, the investment also enabled FirstEnergy to enhance its investment grade credit metrics. The January 2018 equity issuance served as a catalyst to FirstEnergy's 2018-2021 "Unlocking the Future" regulated growth plan, which includes earnings growth targets, Regulated Distribution segment average annual rate base growth of 5%, formula transmission average annual rate base growth of 11%, and assumes no additional equity issuances through 2021, outside of FE's regular stock investment and employee benefit plans.

In addition to this equity investment, FE and its distribution and transmission subsidiaries expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for 2019 and beyond, FE and its distribution and transmission subsidiaries expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt at certain distribution and transmission subsidiaries to, among other things, fund capital expenditures and refinance short-term and maturing long-term debt, subject to market conditions and other factors.

In January 2018, FirstEnergy satisfied its minimum required funding obligations to its qualified pension plan of $500 million and addressed anticipated required funding obligations through 2020 to its pension plan with an additional contribution of $750 million. On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. As a result of this contribution, FirstEnergy expects no required contributions through 2021.
FirstEnergy's capital expenditures for 2019 are expected to be approximately $2.9 to $3.0 billion. Planned capital initiatives are intended to promote reliability, improve operations, and support current environmental and energy efficiency directives.

Capital expenditures for 2018 and forecasted expenditures for 2019, 2020, and 2021, by reportable segment are included below:

Reportable Segment	2018 Actual	2019 Forecast	2020 Forecast	2021 Forecast
	(In millions)
Regulated Distribution	$1,635	$ 1,600 - 1,700	$ 1,500 - 1,700	$ 1,500 - 1,700
Regulated Transmission	1,165	1,200	1,200	1,200
Corporate/Other	183	85	90	110
Total	$2,983	$ 2,885 - 2,985	$ 2,790 - 2,990	$ 2,810 - 3,010

FirstEnergy’s transmission growth program, Energizing the Future, provides a stable and proven investment platform, while producing important customer benefits. Through the program, $4.4 billion in capital investments were made from 2014 through 2017, and the company plans to invest up to an additional $4.8 billion in the 2018-2021 timeframe, which includes approximately $1.2 billion in 2018 and a target of $1.2 billion annually through 2021. As noted above, over 80% of these capital investments are recoverable through formula rate mechanisms, reducing regulatory lag in recovering a return on investment, while offering a reasonable rate of return. These investments are expected to continue to improve the performance and condition of the transmission system while increasing automation and communication, adding capacity to the system and improving customer reliability. Beyond 2021, FirstEnergy believes there are incremental investment opportunities for its existing transmission infrastructure of up to approximately $20 billion, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

In the Regulated Distribution segment, FirstEnergy remains committed to providing customer service-oriented growth opportunities by investing between $6.2 billion and $6.7 billion over 2018 to 2021, including $1.6 billion invested in 2018. Approximately 40% of capital expenditures are recoverable through various rate mechanisms, riders and trackers. Beginning in 2019, expected investments at the Ohio Companies include the pending Ohio Grid Modernization plan which includes installation of approximately 700,000 advanced meters, distribution automation, and integrated ‘volt/var’ controls. Additionally, the pending JCP&L Reliability Plus infrastructure improvement plan filed with the NJBPU is expected to bring both reduced outages and strengthen the system while preparing for the grid of the future in New Jersey. FirstEnergy continues to explore other opportunities for growth in its Regulated

Distribution business, including investments in electric system improvement and modernization projects to increase reliability and improve service to customers, as well as exploring opportunities in customer engagement that focus on electrification of customers’ homes and businesses by providing a full range of products and services.

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

The FES Bankruptcy has also impacted FirstEnergy's capital requirements. On March 9, 2018, FES borrowed $500 million from FE under the secured credit facility, dated as of December 6, 2016, among FES, as Borrower, FG and NG as guarantors, and FE, as lender, which fully utilized the committed line of credit available under the secured credit facility. Following the FES Bankruptcy deconsolidation of FES, FE fully reserved for the $500 million associated with the borrowings under the secured credit facility. Under the terms of the FES Bankruptcy settlement agreement discussed below, FE will release any and all claims against the FES Debtors with respect to the $500 million borrowed under the secured credit facility.

On September 26, 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement dated August 26, 2018, by and among FirstEnergy, two groups of key FES creditors (collectively, the FES Key Creditor Groups), the FES Debtors and the UCC. The FES Bankruptcy settlement agreement resolves certain claims by FirstEnergy against the FES Debtors and all claims by the FES Debtors and their creditors against FirstEnergy, and includes the following terms, among others:

•	FE will pay certain pre-petition FES and FENOC employee-related obligations, which include unfunded pension obligations and other employee benefits.

•
FE will waive all pre-petition claims (other than those claims under the Tax Allocation Agreement for the 2018 tax year) and certain post-petition claims, against the FES Debtors related to the FES Debtors and their businesses, including the full borrowings by FES under the $500 million secured credit facility, the $200 million credit agreement being used to support surety bonds, the BNSF/CSX rail settlement guarantee, and the FES Debtors' unfunded pension obligations.

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

•
Transfer of the Pleasants Power Station and related assets, including the economic interests therein as of January 1, 2019, and a requirement that FE continue to provide access to the McElroy's Run CCR Impoundment Facility, which is not being transferred. FE will provide certain guarantees for retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility.

•
FirstEnergy agrees to waive all pre-petition claims related to shared services and credit nine-months of the FES Debtors' shared service costs beginning as of April 1, 2018 through December 31, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.

•
FirstEnergy agrees to fund through its pension plan a pension enhancement, subject to a cap, should FES offer a voluntary enhanced retirement package in 2019 and to offer certain other employee benefits.

•
FirstEnergy agrees to perform under the Intercompany Tax Allocation Agreement through the FES Debtors’ emergence from bankruptcy, at which time FirstEnergy will waive a 2017 overpayment for NOLs of approximately $71 million, reverse 2018 estimated payments for NOLs of approximately $88 million and pay the FES Debtors for the use of NOLs in an amount no less than $66 million for 2018 (of which approximately $52 million has been paid through December 31, 2018).

FirstEnergy determined a loss is probable with respect to the FES Bankruptcy and recorded pre-tax charges totaling $877 million in 2018. See Note 3, "Discontinued Operations," for additional information.
The FES Bankruptcy settlement agreement remains subject to satisfaction of certain conditions, most notably the issuance of a final order by the Bankruptcy Court approving the plan or plans of reorganization for the FES Debtors that are acceptable to FirstEnergy consistent with the requirements of the FES Bankruptcy settlement agreement. There can be no assurance that such conditions will be satisfied or the FES Bankruptcy settlement agreement will be otherwise consummated, and the actual outcome of this matter may differ materially from the terms of the agreement described herein. FirstEnergy will continue to evaluate the impact of any new factors on the settlement and their relative impact on the financial statements.
In connection with the FES Bankruptcy settlement agreement, FirstEnergy entered into a separation agreement with the FES Debtors to implement the separation of the FES Debtors and their businesses from FirstEnergy. A business separation committee was established between FirstEnergy and the FES Debtors to review and determine issues that arise in the context of the separation of the FES Debtors’ businesses from those of FirstEnergy.

The following table presents scheduled debt repayments for outstanding long-term debt as of December 31, 2018, excluding lease commitments, for the next five years. PCRBs that are scheduled to be tendered for mandatory purchase prior to maturity are reflected in the applicable year in which such PCRBs are scheduled to be tendered.

2019	2020-2023	Total
(In millions)
$489	$3,333	$3,822

The following table displays consolidated operating lease commitments as of December 31, 2018.

Operating Leases
(In millions)
2019	$34
2020	36
2021	34
2022	30
2023	28
Years thereafter	127
Total minimum lease payments	$289

FE and the Utilities, and FET and certain of its subsidiaries, each participate in two separate five-year syndicated revolving credit facilities, which were amended on October 19, 2018, providing for aggregate commitments of $3.5 billion (Facilities), which are available through December 6, 2022. Under the amended FE facility, an aggregate amount of $2.5 billion is available to be borrowed, repaid and reborrowed, subject to separate borrowing sub-limits for each borrower including FE and its regulated distribution subsidiaries. Under the amended FET Facility, an aggregate amount of $1.0 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sub-limits for each borrower including FET and the Transmission Companies. Prior to the amendments to the Facilities, the aggregate commitments under the Facilities was $5.0 billion, which were available until December 6, 2021. FirstEnergy amended the Facilities to reduce costs and to better align FirstEnergy's ongoing liquidity needs with its strategy to be a fully regulated utility company.

Borrowings under the Facilities may be used for working capital and other general corporate purposes, including intercompany loans and advances by a borrower to any of its subsidiaries. Generally, borrowings under the Facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the Facilities contains financial covenants requiring each borrower to maintain a consolidated debt-to-total-capitalization ratio (as defined under each of the Facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter.

On October 19, 2018, FE entered into two separate syndicated term loan credit agreements, the first being a $1.25 billion 364-day facility with The Bank of Nova Scotia, as administrative agent, and the lenders identified therein, and the second being a $500 million two-year facility with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders identified therein, respectively, the proceeds of each were used to reduce short-term debt. The term loans contain covenants and other terms and conditions substantially similar to those of the FE Facility described above, including a consolidated debt-to-total-capitalization ratio.

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

FirstEnergy had $1,250 million and $300 million of short-term borrowings as of December 31, 2018 and 2017, respectively. FirstEnergy’s available liquidity from external sources as of February 18, 2019, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2022	$2,500	$2,490
FET(2)	Revolving	December 2022	1,000	1,000
		Subtotal	3,500	3,490
	Cash and cash equivalents		—	156
		Total	$3,500	$3,646

(1)	FE and the Utilities. Available liquidity includes impact of $10 million of LOCs issued under various terms.

(2)	Includes FET and the Transmission Companies.
Nuclear Regulation

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of December 31, 2018, JCP&L, ME and PN had in total approximately $790 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.
Nuclear Insurance

JCP&L, ME and PN maintain property damage insurance provided by NEIL for their interest in the retired TMI- 2 nuclear facility, a permanently shut down and defueled facility. Under these arrangements, up to $150 million of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided. JCP&L, ME and PN pay annual premiums and are subject to retrospective premium assessments of up to approximately $1.2 million during a policy year.

JCP&L, ME and PN intend to maintain insurance against nuclear risks as long as it is available. To the extent that property damage, decontamination, decommissioning, repair and replacement costs and other such costs arising from a nuclear incident at any of JCP&L, ME or PN’s plants exceed the policy limits of the insurance in effect with respect to that plant, to the extent a nuclear incident is determined not to be covered by JCP&L, ME or PN’s insurance policies, or to the extent such insurance becomes unavailable in the future, JCP&L, ME or PN would remain at risk for such costs.

The Price-Anderson Act limits public liability relative to a single incident at a nuclear power plant. In connection with TMI-2, JCP&L, ME and PN carry the required ANI third party liability coverage and also have coverage under a Price Anderson indemnity agreement issued by the NRC. The total available coverage in the event of a nuclear incident is $560 million, which is also the limit of public liability for any nuclear incident involving TMI-2.
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

Compliance with environmental regulations could have a material adverse effect on FirstEnergy's earnings, cash flow and competitive position to the extent that FirstEnergy competes with companies that are not subject to such regulations and, therefore, do not bear the risk of costs associated with compliance, or failure to comply, with such regulations.

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

The EPA tightened the primary and secondary NAAQS for ozone from the 2008 standard levels of 75 PPB to 70 PPB on October 1, 2015. The EPA stated the vast majority of U.S. counties will meet the new 70 PPB standard by 2025 due to other federal and state rules and programs but on April 30, 2018, the EPA designated fifty-one areas in twenty-two states as non-attainment; however, FirstEnergy has no power plants operating in those areas. States have roughly three years to develop implementation plans to attain the new 2015 ozone NAAQS. Depending on how the EPA and the states implement the new 2015 ozone NAAQS, the future cost of compliance may be material and changes to FirstEnergy’s operations may result. In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility's NOx emissions significantly contribute to Delaware's inability to attain the ozone NAAQS. The petition sought a short-term NOx emission rate limit of 0.125 lb/mmBTU over an averaging period of no more than 24 hours. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3 and Pleasants Units 1 and 2, significantly contribute to Maryland's inability to attain the ozone NAAQS. The petition sought NOx emission rate limits for the 36 EGUs by May 1, 2017. On September 14, 2018, the EPA denied both the States of Delaware and Maryland petitions under CAA Section 126. In October 2018, Delaware and Maryland appealed the denials of their petitions to the D.C. Circuit. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including Ohio, Pennsylvania and West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126. On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018, but has not taken any further action. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

On May 1, 2017, FE and FG, and CSX and BNSF entered into a definitive settlement agreement, which resolved all claims related to a coal transportation contract dispute as a result of MATS. Pursuant to the settlement agreement, FG agreed to pay CSX and BNSF an aggregate amount equal to $109 million, payable in three annual installments, the first of which was made on May 1, 2017. FE agreed to unconditionally and continually guarantee the settlement payments due by FG pursuant to the terms of the settlement agreement. The settlement agreement further provided that in the event of the initiation of bankruptcy proceedings or failure to make timely settlement payments, the unpaid settlement amount will immediately accelerate and become due and payable in full. On April 6, 2018, FE paid the remaining $72 million under the settlement agreement as a result of the FES Bankruptcy.

As to a specific coal supply agreement, AE Supply, the party thereto, asserted termination rights effective in 2015 as a result of MATS. In response to notification of the termination, on January 15, 2015, Tunnel Ridge, LLC, the coal supplier, commenced litigation in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging AE Supply did not have sufficient justification to terminate the agreement and seeking damages for the difference between the market and contract price of the coal, or lost profits plus incidental damages. On February 18, 2018, the parties reached an agreement in principle settling all claims in dispute. The agreement in principle includes, among other matters, a $93 million payment by AE Supply, as well as certain coal supply commitments for Pleasants Power Station during its remaining operation by AE Supply. Certain aspects of the final settlement agreement are guaranteed by FE, including the $93 million payment, which was paid in the first quarter of 2018. The parties executed the final settlement agreement on March 9, 2018, and the plaintiff dismissed the matter with prejudice on March 15, 2018.

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

The EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act,” in December 2009, concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. The EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and also finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On January 21, 2016, a panel of the D.C. Circuit denied the motions for stay and set an expedited schedule for briefing and argument.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations phase-in as permits are renewed on a five-year cycle from 2018 to 2023. On April 13, 2017, the EPA granted a Petition for Reconsideration and administratively stayed all deadlines in the effluent limits rule pending a new rulemaking. On September 18, 2017, the EPA replaced the administrative stay with a rulemaking which postponed only certain compliance deadlines for two years. Depending on the outcome of appeals and how any final rules are ultimately implemented, the future costs of compliance with these standards may be substantial and changes to FirstEnergy's operations may result.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. AE Supply assessed the changes in timing and closure plan requirements associated with the McElroy's Run impoundment site and increased the ARO by approximately $43 million in the third quarter of 2018.

Pursuant to a 2013 consent decree, PA DEP issued a 2014 permit for the Little Blue Run CCR impoundment requiring the Bruce Mansfield plant to cease disposal of CCRs by December 31, 2016, and FG to provide bonding for 45 years of closure and post-closure activities and to complete closure within a 12-year period, but authorizing FG to seek a permit modification based on "unexpected site conditions that have or will slow closure progress." The permit does not require active dewatering of the CCRs, but does require a groundwater assessment for arsenic and abatement if certain conditions in the permit are met. The CCRs from the Bruce Mansfield plant are being beneficially reused with the majority used for reclamation of a site owned by the Marshall County Coal Company in Moundsville, West Virginia, and the remainder recycled into drywall by National Gypsum. These beneficial reuse options are expected to be sufficient for ongoing plant operations, however, the Bruce Mansfield plant is pursuing other options. On May 22, 2015 and September 21, 2015, the PA DEP reissued a permit for the Hatfield's Ferry CCR disposal facility and then modified that permit to allow disposal of Bruce Mansfield plant CCR. The Sierra Club's Notices of Appeal before the Pennsylvania Environmental Hearing Board challenging the renewal, reissuance and modification of the permit for the Hatfield’s Ferry CCR disposal facility were resolved through a Consent Adjudication between FG, PA DEP and the Sierra Club requiring operational changes that became effective November 3, 2017. As noted above, FE provides credit support for FG surety bonds of $169 million and $31 million for the benefit of the PA DEP with respect to LBR and the Hatfield's Ferry disposal site, respectively.

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of December 31, 2018, based on estimates of the total costs of cleanup, FirstEnergy's proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $121 million have been accrued through December 31, 2018, including approximately $85 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.
Fuel Supply

MP currently has coal contracts with various terms to acquire approximately 8.6 million tons of coal for the year 2019, which is approximately 98% of its forecasted 2019 coal requirements. This contracted coal is produced primarily from mines located in Pennsylvania and West Virginia. The contracts expire at various times through 2023. See "Environmental Matters," for additional information pertaining to the impact of increased environmental regulations on coal supply and transportation contracts applicable to certain deactivated coal-fired generating units and related pending disputes.
System Demand
The maximum hourly demand for each of the Utilities was:

System Demand	2018	2017	2016
	(in MWs)
OE	5,604	5,434	5,655
Penn	950	926	994
CEI	4,301	4,220	4,193
TE	2,367	2,205	2,171
JCP&L	5,977	5,721	5,955
ME	3,026	2,897	2,904
PN	2,993	2,882	2,890
MP	2,089	1,986	2,053
PE	3,498	3,049	3,049
WP	3,879	3,752	3,947

Supply Plan

Certain of the Utilities have default service obligations to provide power to non-shopping customers who have elected to continue to receive service under regulated retail tariffs. The volume of these sales can vary depending on the level of shopping that occurs. Supply plans vary by state and by service territory. JCP&L’s default service or BGS supply is secured through a statewide competitive procurement process approved by the NJBPU. Default service for the Ohio Companies, Pennsylvania Companies and PE's Maryland jurisdiction are provided through a competitive procurement process approved by the PUCO (under ESP IV), PPUC (under the DSP) and MDPSC (under the SOS), respectively. If any supplier fails to deliver power to any one of those Utilities’ service areas, the Utility serving that area may need to procure the required power in the market in their role as the default LSE. West Virginia electric generation continues to be regulated by the WVPSC.
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
Seasonality

The sale of electric power is generally a seasonal business, and weather patterns can have a material impact on FirstEnergy’s operating results. Demand for electricity in our service territories historically peaks during the summer and winter months. Accordingly, FirstEnergy’s annual results of operations and liquidity position may depend disproportionately on its operating performance during the summer and winter. Mild weather conditions may result in lower power sales and consequently lower earnings.
Research and Development

The Utilities and the Transmission Companies participate in the funding of EPRI, which was formed for the purpose of expanding electric R&D under the voluntary participation of the nation’s electric utility industry — public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generation, delivery, efficient management of energy use, environmental effects and energy analysis. The majority of EPRI’s R&D programs and projects are directed toward business solutions and their applications to problems facing the electric utility industry.

FirstEnergy participates in other initiatives with industry R&D consortiums and universities to address technology needs for its various business units. Participation in these consortiums helps the company address research needs in areas such as advanced energy and grid applications, reliability improvement for the transmission and distribution system infrastructure, environmental controls, and plant operations and maintenance.

Executive Officers as of February 19, 2019

Name	Age	Positions Held During Past Five Years	Dates
S. L. Belcher	50	Senior Vice President and President, FirstEnergy Utilities (B)	2018-present
		President (C) (D) (F)	2018-present
		President, FirstEnergy Nuclear Operating Company (B)	2015-2017

G. D. Benz	59	Senior Vice President, Strategy (B)	2015-present
		Vice President, Supply Chain (B)	*-2015

D. M. Chack	68	Senior Vice President, Product Development, Marketing and Branding (B)	2017-present
		Senior Vice President, Marketing and Branding (B)	2015-2017
		President, Ohio Operations (B)	*-2015
		Vice President (C)	*-2015

M. J. Dowling	54	Senior Vice President, External Affairs (B)	*-present

B. L. Gaines	65	Senior Vice President, Corporate Services and Chief Information Officer (B)	*-present

C. E. Jones	63	President and Chief Executive Officer (A) (B)	2015-present
		President (C) (D)	*-2015
		Executive Vice President & President, FirstEnergy Utilities (A) (B)	2014

C. D. Lasky	56	Senior Vice President, Human Resources and Chief Human Resource Officer (B)	2018-present
		Senior Vice President, Human Resources (B)	2015-2018
		Vice President (E)	*-2015

J. J. Lisowski	37	Vice President, Controller and Chief Accounting Officer (A) (B)	2018-present
		Vice President and Controller (C) (D) (F)	2018-present

E. M. Mikkelsen	58	Vice President, Rates and Regulatory Affairs (B)	2016-present

J. F. Pearson	64	Executive Vice President, Finance (A) (B)	2018-present
		Executive Vice President and Chief Financial Officer (F)	2016-2018
		Executive Vice President and Chief Financial Officer (A) (B) (C) (D)	2015-2018
		Executive Vice President and Chief Financial Officer (E)	2015-2017
		Senior Vice President and Chief Financial Officer (A) (B) (C) (D) (E)	*-2015

I. M. Prezelj	52	Vice President, Investor Relations (B)	*-present

R. P. Reffner	68	Senior Vice President and General Counsel (A) (B) (C) (D) (F)	2018-present
		Vice President and General Counsel (F)	2016-2018
		Vice President and General Counsel (B) (C) (D)	2014-2018
		Vice President and General Counsel (E)	2014-2017

S. E. Strah	54	Senior Vice President and Chief Financial Officer (A) (B) (C) (D) (F)	2018-present
		President (E)	2017-2018
		President (F)	2016-2018
		Senior Vice President & President, FirstEnergy Utilities (B)	2015-2018
		President (C) (D)	2015-2018
		Vice President, Distribution Support (B)	*-2015

L. L. Vespoli	59	Executive Vice President, Corporate Strategy, Regulatory Affairs & Chief Legal Officer (A) (B) (C) (D) (F)	2016-present
		Executive Vice President, Corporate Strategy, Regulatory Affairs & Chief Legal Officer (E)	2016-2017
		Executive Vice President, Markets & Chief Legal Officer (A) (B) (C) (D) (E)	2014-2016

C. L. Walker	53	Vice President, Human Resources (B)	2018-present

E. L. Yeboah-Amankwah	41	Vice President, Deputy General Counsel, Corporate Secretary & Chief Ethics Officer (A) (B)	2018-present
		Vice President, Deputy General Counsel, and Corporate Secretary (C) (D) (E) (F)	2018-present
		Vice President, Corporate Secretary and Chief Ethics Officer (A) (B)	2017-2018
		Vice President and Corporate Secretary (C) (D) (E) (F)	2017-2018
		Vice President, State and Federal Regulatory Legal Affairs (B)	2017

* Indicates position held at least since January 1, 2014	(E) Denotes executive officer of AGC
(A) Denotes executive officer of FE	(F) Denotes executive officer of MAIT
(B) Denotes executive officer of FESC
(C) Denotes executive officer of OE, CEI and TE
(D) Denotes executive officer of ME, PN, Penn, MP, PE, WP, TrAIL, FET, and ATSI

Employees

As of December 31, 2018, FirstEnergy had 12,494 employees located in the United States as follows:

	Total Employees	Bargaining Unit Employees
FESC	4,782	899
OE	1,146	765
CEI	916	600
TE	355	264
Penn	183	132
JCP&L	1,364	1,068
ME	659	489
PN	755	478
MP	1,076	716
PE	527	330
WP	731	448
Total	12,494	6,189

As of December 31, 2018, the IBEW, the UWUA and the OPEIU unions collectively represented approximately 5,332 of FirstEnergy's employees. There are 16 CBAs between FirstEnergy's subsidiaries and its unions, which have three, four or five year terms. In 2018, certain of FirstEnergy's subsidiaries reached a new agreement on a CBA with a UWUA local, covering approximately 762 employees. Additionally, in 2018, agreements were reached with two different IBEW locals covering approximately 1,276 employees.

On May 23, 2018 IBEW Local 777CC, which represents approximately 155 employees in the Reading, Pennsylvania, Call Center, ratified a contract that will expire on October 31, 2023. On August 16, 2018 IBEW 1289, which represents approximately 1,114 JCP&L employees, ratified a new agreement that will expire on October 31, 2021. On December 19, 2018, UWUA Local 102, which represents approximately 735 employees in WP and PE ratified a new agreement that will expire on April 30, 2023.
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

We operate in a business environment that involves significant risks, many of which are beyond our control. Management regularly evaluates the most significant risks of its businesses and reviews those risks with the Board of Directors or appropriate Committees of the Board. The following risk factors and all other information contained in this report should be considered carefully when evaluating FirstEnergy. These risk factors could affect our financial results and cause such results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Below, we have identified risks we consider material. Additional information on risk factors is included in “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Form 10-K that include forward-looking and other statements involving risks and uncertainties that could impact our business and financial results.
Risks Related to the FES Bankruptcy

We Are Subject to Risks Relating to the FES Bankruptcy
As previously disclosed, the FES Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code to facilitate an orderly restructuring. It is possible that as part of the restructuring process, claims may be asserted by or on behalf of the FES Debtors against non-debtor affiliates of the FES Debtors. Any assertions of claims by creditors of the FES Debtors against FirstEnergy may require significant effort, resources, and money to defend or could result in material losses to FirstEnergy. We can provide no assurance that any such claims, if asserted, will be resolved in accordance with the FE Bankruptcy settlement agreement or a manner that is satisfactory to FirstEnergy.
Management of FirstEnergy has been and may continue to be required to spend a significant amount of time and effort dealing with the FES Bankruptcy instead of focusing on FirstEnergy’s business operations, which could have an adverse impact on our ability to execute our business plan and operations. Additionally, FirstEnergy’s relationship with its employees, suppliers, customers and other parties may be adversely impacted by negative or confusing publicity related to the FES Bankruptcy or otherwise and FirstEnergy’s operations could be materially and adversely affected. The FES Bankruptcy also may make it more difficult to retain, attract or replace management and other key personnel.
We are Subject to Risks that the Conditions to the FES Bankruptcy Settlement Agreement May Not be Satisfied or the Settlement May Not Otherwise be Consummated, Which Could Have a Material Adverse Impact on FirstEnergy’s Business, Financial Condition, Results of Operations and Cash Flows
On September 26, 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement dated August 26, 2018, by and among FirstEnergy, the FES Key Creditor Groups, the FES Debtors. Under the FES Bankruptcy settlement agreement, FirstEnergy agreed to provide the FES Debtors a release of substantially all claims related to the FES Debtors and their businesses, including for the full borrowings under intercompany financing arrangements and recovery of obligations previously paid under guarantees; payments in the form of cash and new FE notes not to exceed $628 million in aggregate principal amount; the transfer of AE Supply’s Pleasants Power Station; an offsetting credit for shared services costs; funding for certain employee benefit programs; and continued performance under the intercompany tax sharing agreements, including waiver of an FES overpayment, reversal of a payment made for estimated net operating losses and agreement to pay certain 2018 tax year payments. In exchange, the FES Bankruptcy settlement agreement would resolve all outstanding disputes with respect to the claims and causes of action related to the FES Debtors and their businesses among FirstEnergy, on the one hand and the FES Debtors, the FES Key Creditor Groups, and the UCC, on the other hand.
The FES Bankruptcy settlement agreement and the releases granted therein are subject to material conditions, which primarily consist of the issuance of a final order by the Bankruptcy Court approving the plan or plans of reorganization for the FES Debtors acceptable to FirstEnergy. There can be no assurance that the conditions to the settlement agreement will be satisfied or that the settlement will otherwise be consummated, and the actual outcome of this matter may differ materially from the terms of the agreement described herein. If the settlement were not consummated, the FES Debtors or their creditors could assert various claims against FirstEnergy, while FirstEnergy’s ability to recover any value from obligations owed it by the FES Debtors, secured or otherwise, may be limited.
In the event the FES Bankruptcy settlement agreement is not fully consummated, the costs of potential liabilities resulting from the FES Bankruptcy could have a material and adverse impact on FirstEnergy’s business, financial condition, results of operations and cash flows.
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
Certain Events in Connection with the Disposition of Competitive Generation Assets May Significantly Increase Cash Flow and Liquidity Risks and Have a Material Adverse Effect on Results of Operations and the Financial Condition of FirstEnergy
As part of the FES Bankruptcy settlement agreement, AE Supply entered into a definitive agreement on December 31, 2018, to transfer the 1,300 MW Pleasants Power Station and related assets to FG, while retaining certain specified liabilities. After closing, AE Supply will continue to provide access to the McElroy's Run CCR Impoundment Facility, which is not being transferred, and FE will provide certain guarantees for retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility. The transfer is subject to various customary and other closing conditions, including the Bankruptcy Court’s approval of the definitive transfer agreement, effectiveness of the FES Bankruptcy settlement agreement and the effectiveness of a plan of reorganization for the FES Debtors in connection with the FES Bankruptcy. Liabilities incurred under these guarantees could have an adverse impact on the financial condition of FirstEnergy.

Further, as part of AE Supply’s sale of gas generation assets to a subsidiary of LS Power, FE provided two limited three-year guarantees totaling $555 million of certain obligations of AE Supply and AGC arising under the purchase agreement. Liabilities incurred under these guarantees could have an adverse impact on the financial condition of FE.

If Our "FE Tomorrow" Organizational Realignment Plans Do Not Achieve the Expected Benefits, There Could Be Negative Impacts to FirstEnergy's Business, Results of Operations and Financial Condition

In support of the strategic review to exit commodity-exposed generation, management launched the FE Tomorrow initiative to define FirstEnergy's future organization to support its regulated business. FE Tomorrow is intended to align corporate services to efficiently support the regulated operations by ensuring that FirstEnergy has the right talent, organizational and cost structure to achieve our earnings growth targets. In support of the FE Tomorrow initiative, in June and early July 2018, nearly 500 employees in the shared services and utility services and sustainability organizations, which was more than 80% of the eligible employees, accepted a voluntary enhanced retirement package, which included severance compensation and a temporary pension enhancement, with most employees retiring by December 31, 2018. Management expects the cost savings resulting from the FE Tomorrow initiative to support the company's growth targets. There can be no assurance that these organizational changes will result in the anticipated benefits to FirstEnergy's business, results of operations and financial condition in a timely manner if at all.

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

Risks Associated with Regulation

We Have Taken a Series of Actions to Focus on Growing Our Regulated Distribution and Transmission Operations. Whether This Investment Strategy Will Deliver the Desired Result Is Subject to Certain Risks Which Could Adversely Affect Our Results of Operations and Financial Condition in the Future
We focus on capitalizing on investment opportunities available to our Regulated Distribution and Transmission operations as we focus on delivering enhanced customer service and reliability. The success of these efforts will depend, in part, on successful recovery of our transmission investments. Factors that may affect rate recovery of our transmission investments include: (1) FERC’s timely approval of rates to recover such investments; (2) whether the investments are included in PJM's RTEP; (3) FERC's evolving policies with respect to incentive rates for transmission assets; (4) FERC's evolving policies with respect to the calculation of the base ROE component of transmission rates; (5) consideration of the objections of those who oppose such investments and their recovery; and (6) timely development, construction, and operation of the new facilities.
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

Any Subsequent Modifications to, Denial of, or Delay in the Effectiveness of the PUCO’s Approval of the DMR Could Impose Significant Risks on FirstEnergy’s Operations and Materially and Adversely Impact the Credit Ratings, Results of Operations and Financial Condition of FirstEnergy
The Ohio Companies’ Rider DMR provides for the collection of $132.5 million annually for three years through 2019 with a possible extension for an additional two years, which was filed for on February 1, 2019. Rider DMR will be grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2019. Various parties have appealed the PUCO’s denial of subsequent applications for rehearing to the Ohio Supreme Court. On February 1, 2019, the Ohio Companies filed with the PUCO an application requesting a two-year extension of Rider DMR at the same amount and conditions. Any subsequent modification to, denial of, or delay in the effectiveness of, the PUCO’s order approving the DMR could impose risks on our operations and materially and adversely impact the credit ratings, results of operations and financial condition of FirstEnergy.
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
Our transmission and operating utility subsidiaries currently provide service at rates approved by one or more regulatory commissions. Thus, the rates a utility is allowed to charge may be decreased as a result of actions taken by FERC or by a state regulatory commission in which the utility operates. Also, these rates may not be set to recover such utility's expenses at any given time. Additionally, there may also be a delay between the timing of when costs are incurred and when costs are recovered. For example, we may be unable to timely recover the costs for our energy efficiency investments or expenses and additional capital or lost revenues resulting from the implementation of aggressive energy efficiency programs. While rate regulation is premised on providing an opportunity to earn a reasonable return on invested capital and recovery of operating expenses, there can be no assurance that the applicable regulatory commission will determine that all of our costs have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs in a timely manner. Further, there can be no assurance that we will retain the expected recovery in future rate cases.
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
State Rate Regulation May Delay or Deny Full Recovery of Costs and Impose Risks on Our Operations. Any Denial of or Delay in Cost Recovery Could Have an Adverse Effect on Our Business, Results of Operations, Cash Flows and Financial Condition
Each of the Utilities' retail rates are set by its respective regulatory agency for utilities in the state in which it operates - in Maryland by the MDPSC, in Ohio by the PUCO, in New Jersey by the NJBPU, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC - through traditional, cost-based regulated utility ratemaking. As a result, any of the Utilities may not be permitted to recover its costs and, even if it is able to do so, there may be a significant delay between the time it incurs such costs and the time it is allowed to recover them. Factors that may affect outcomes in the distribution rate cases include: (i) the value of plant in service; (ii) authorized rate of return; (iii) capital structure (including hypothetical capital structures); (iv) depreciation rates; (v) the allocation of shared costs, including consolidated deferred income taxes and income taxes payable across the Utilities; (vi) regulatory approval of rate recovery mechanisms for capital spending programs; and (vii) the accuracy of forecasts used for ratemaking purposes in "future test year" cases.
FirstEnergy can provide no assurance that any base rate request filed by any of the Utilities will be granted in whole or in part. Any denial of, or delay in, any base rate request could restrict the applicable utility from fully recovering its costs of service, may impose risks on its operations, and may negatively impact its results of operations, cash flows and financial condition. In addition, to the extent that any of the Utilities seeks rate increases after an extended period of frozen or capped rates, pressure may be exerted on the applicable legislators and regulators to take steps to control rate increases, including through some form of rate increase moderation, reduction or freeze. Any related public discourse and debate can increase uncertainty associated with the regulatory process, the level of rates and revenues that are ultimately obtained, and the ability of the Utility to recover costs. Such uncertainty may restrict operational flexibility and resources, reduce liquidity and increase financing costs.

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
We incur fees and costs to participate in RTOs. Administrative costs imposed by RTOs, including the cost of administering energy markets, may increase. To the degree we incur significant additional fees and increased costs to participate in an RTO and are limited with respect to recovery of such costs from retail customers, our results of operations and cash flows could be significantly impacted.
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
The Business Operations of Our Subsidiaries That Sell Wholesale Power Are Subject to Regulation by FERC and Could be Adversely Affected by Such Regulation
FERC granted the Utilities and AE Supply authority to sell electric energy, capacity and ancillary services at market-based rates. These orders also granted waivers of certain FERC accounting, record-keeping and reporting requirements, as well as, for certain of these subsidiaries, waivers of the requirements to obtain FERC approval for issuances of securities. FERC’s orders that grant this market-based rate authority reserve with FERC the right to revoke or revise that authority if FERC subsequently determines that these companies can exercise market power in transmission or generation, create barriers to entry or have engaged in prohibited affiliate transactions. In the event that one or more of FirstEnergy's market-based rate authorizations were to be revoked or adversely revised, the affected FirstEnergy subsidiaries may be subject to sanctions and penalties and would be required to file with FERC for authorization of individual wholesale sales transactions, which could involve costly and possibly lengthy regulatory proceedings and the loss of flexibility afforded by the waivers associated with the current market-based rate authorizations.

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
In addition, in December 2017, Congress passed the Tax Act. Various state regulatory proceedings have been initiated to investigate the impact of the Tax Act on the Utilities’ rates and charges. FirstEnergy continues to work with state regulatory commissions to determine appropriate changes to customer rates and, beginning in the first quarter of 2018, began to track and apply regulatory accounting treatment for the expected rate impact of changes in current taxes resulting from the Tax Act. FERC also recently took action to address the impact of the Tax Act on FERC-jurisdictional rates. FirstEnergy has reflected the impact of changes to current taxes in its stated transmission rates and in its normal update to FERC-jurisdictional formula transmission rates and will continue to work with the Commission regarding whether and how FERC should address possible changes to transmission and wholesale rates resulting from the Tax Act.
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
At the international level, the Obama Administration submitted in March 2015, a formal pledge for the U.S. to reduce its economy-wide greenhouse gas emissions by 26 to 28 percent below 2005 levels by 2025, and in September 2016, joined in adopting the agreement reached on December 12, 2015 at the United Nations Framework Convention on Climate Change meetings in Paris. However, on June 1, 2017, the Trump Administration announced that the U.S. would cease all participation in the 2015 Paris Agreement. Due to the uncertainty of control technologies available to reduce GHG emissions, any other legal obligation that requires substantial reductions of GHG emissions could result in substantial additional costs, adversely affecting cash flow and profitability, and raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities.
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

Capital Market Performance and Other Changes May Decrease the Value of Pension Fund Assets and Other Trust Funds, Which Could Require Significant Additional Funding and Negatively Impact Our Results of Operations and Financial Condition
Our financial statements reflect the values of the assets held in trust to satisfy our obligations to decommission our retired nuclear generating facility and under pension and OPEB plans. Certain of the assets held in these trusts do not have readily determinable market values. Changes in the estimates and assumptions inherent in the value of these assets could affect the value of the trusts. If the value of the assets held by the trusts declines by a material amount, our funding obligation to the trusts could materially increase. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. Forecasting investment earnings and costs to decommission FirstEnergy's retired nuclear generating facility and to pay future pension and other obligations requires significant judgment and actual results may differ significantly from current estimates. Capital market conditions that generate investment losses or that negatively impact the discount rate and increase the present value of liabilities may have significant impacts on the value of the decommissioning, pension and other trust funds, which could require significant additional funding and negatively impact our results of operations and financial position.
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
Our Results May be Adversely Affected by the Volatility in Pension and OPEB Expenses
FirstEnergy recognizes in income the change in the fair value of plan assets and net actuarial gains and losses for its pension and OPEB plans. This adjustment is recognized in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement, which could result in greater volatility in pension and OPEB expenses and may materially impact our results of operations.
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
We Have Coal-Fired Generation Capacity, Which Exposes Us to Risk from Regulations Relating to Coal, GHGs and CCRs
Approximately 86% of FirstEnergy's generation fleet capacity is coal-fired, totaling 3,093 MWs at MP and 1,367 MWs at AE Supply (including 1,300 MWs at Pleasants Power Station which is pending transfer to FG). Historically, coal-fired generating plants have greater exposure to the costs of complying with federal, state and local environmental statutes, rules and regulations relating to air emissions, including GHGs and CCR disposal, than other types of electric generation facilities. These legal requirements and any future initiatives could impose substantial additional costs and, in the case of GHG requirements, could raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities and could require our coal-fired generation plants to curtail generation or cease to generate. Failure to comply with any such existing or future legal requirements may also result in the assessment of fines and penalties. Significant resources also may be expended to defend against allegations of violations of any such requirements.
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
Capital Improvements and Construction Projects May Not be Completed Within Forecasted Budget, Schedule or Scope Parameters or Could be Canceled Which Could Adversely Affect Our Business and Results of Operations
Our business plan calls for execution of extensive capital investments in electric generation, transmission and distribution, including but not limited to our Energizing the Future transmission expansion program, which has been extended to include up to $4.8 billion in investments from 2018 through 2021. We may be exposed to the risk of substantial price increases in, or the adequacy or availability of, the costs of labor and materials used in construction, nonperformance of equipment and increased costs due to delays, including delays relating to the procurement of permits or approvals, adverse weather or environmental matters. We engage numerous contractors and enter into a large number of construction agreements to acquire the necessary materials and/or obtain the required construction-related services. As a result, we are also exposed to the risk that these contractors and other counterparties could breach their obligations to us. Such risk could include our contractors’ inabilities to procure sufficient skilled labor as well as potential work stoppages by that labor force. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements at then-current market prices that may exceed our contractual prices, with resulting delays in those and other projects. Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than these mitigation provisions. Also, because we enter into construction agreements for the necessary materials and to obtain the required construction related services, any cancellation by FirstEnergy of a construction agreement could result in significant termination payments or penalties. Any delays, increased costs or losses or cancellation of a construction project could adversely affect our business and results of operations, particularly if we are not permitted to recover any such costs in rates.
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
Certain FirstEnergy Companies Have Guaranteed the Performance of Third Parties, Which May Result in Substantial Costs or the Incurrence of Additional Debt
Certain FirstEnergy companies have issued guarantees of the performance of others, which obligates such FirstEnergy companies to perform in the event that the third parties do not perform. For instance, FE is a guarantor under a syndicated senior secured term loan facility, under which Global Holding's outstanding principal balance is approximately $190 million at December 31, 2018. In the event of non-performance by the third parties, FirstEnergy could incur substantial cost to fulfill this obligation and other obligations under such guarantees. Such performance guarantees could have a material adverse impact on our financial position and operating results.
Additionally, with respect to FEV's investment in Global Holding, it could require additional capital from its owners, including FEV, to fund operations and meet its obligations under its term loan facility. These capital requirements could be significant and if other partners do not fund the additional capital, resulting in FEV increasing its equity ownership and obtaining the ability to direct the significant activities of Global Holding, FEV may be required to consolidate Global Holding, increasing FirstEnergy's debt by $190 million.
Energy Companies are Subject to Adverse Publicity Causing Less Favorable Regulatory and Legislative Outcomes Which Could have an Adverse Impact on Our Business
Energy companies, including FirstEnergy's utility and transmission subsidiaries, have been the subject of criticism on matters including the reliability of their distribution services and the speed with which they are able to respond to power outages, such as those caused by storm damage. Adverse publicity of this nature, as well as negative publicity associated with the operation or bankruptcy of nuclear and/or coal-fired facilities or proceedings seeking regulatory recoveries may cause less favorable legislative and regulatory outcomes and damage our reputation, which could have an adverse impact on our business.

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
Our Mandatorily Convertible Preferred Stock Will be Converted into Common Stock, in January 2020 and the Holders Thereof Have Registration Rights. Upon Conversion of the Preferred Shares, the Number of Common Shares Eligible for Future Resale in the Public Market Will Increase and May Result in Dilution to Common Shareholders. This May Have an Adverse Effect on the Market Price of Common Stock.
On January 22, 2018, FE issued $2.5 billion of equity, which included $1.62 billion of mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The issuance of common equity created some dilution to existing common holders. The preferred shares contain an optional conversion right, and any remaining preferred shares will mandatorily convert in July 2019, subject to limited exceptions.
Upon the conversion of the mandatorily convertible preferred stock, additional shares, up to a maximum of 58,964,222 shares, of our common stock will be issued, which results in dilution to our common stockholders, and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock. As of December 31, 2018, 911,411 shares of preferred stock have been converted into 33,238,910 shares of common stock at the option of the holders. An additional 494,767 preferred shares were converted into 18,044,018 common shares at the option of the holder in January 2019, resulting in 209,822 preferred shares outstanding and yet to be converted as of January 31, 2019.

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
The Transaction Occurring as Part of the FES Bankruptcy Will Likely Change the Tax Characterization of Our Distributions to Shareholders

When we make distributions to shareholders, we are required to subsequently determine and report the tax characterization of those distributions for purposes of shareholders’ income taxes. Whether a distribution is characterized as a dividend or a return of capital (and possible capital gain) depends upon an internal tax calculation to determine earnings and profits for income tax purposes (E&P). E&P should not be confused with earnings or net income under GAAP. Further, after we report the expected tax characterization of distributions we have paid, the actual characterization could vary from our expectation with the result that holders of our common stock could incur different income tax liabilities than expected.
In general, distributions are characterized as dividends to the extent the amount of such distributions do not exceed our calculation of current or accumulated E&P. Distributions in excess of current and accumulated E&P may be treated as a non-taxable return of capital. Generally, a non-taxable return of capital will reduce an investor’s basis in our stock for federal tax purposes, which will impact the calculation of gain or loss when the stock is sold.
Our internal calculation of E&P can be impacted by a variety of factors. We expect that upon the FES Debtors’ emergence from bankruptcy, FirstEnergy’s accumulated E&P will be eliminated. All else being equal, eliminating accumulated E&P will make it more likely that at least a portion of our current or future distributions will be characterized for shareholders’ tax purposes as a return of capital. Upon such characterization, shareholders are urged to consult their own tax advisors regarding the income tax treatment of our distributions to them.
The Recognition of Impairments of Goodwill and Long-Lived Assets Has Adversely Affected Our Results of Operations and Additional Impairments Could Have a Material Adverse Effect on FirstEnergy’s Business, Financial Condition, Results of Operations, Liquidity and the Trading Price of FirstEnergy's Securities
We have approximately $5.6 billion of goodwill on our Consolidated Balance Sheet as of December 31, 2018. Goodwill is tested for impairment annually as of July 31 or whenever events or changes in circumstances indicate impairment may have occurred. Key assumptions incorporated in the estimated cash flows used for the impairment analysis requiring significant management judgment include: discount rates, growth rates, projected operating income, changes in working capital, projected operating capital expenditures, projected funding of pension plans, expected results of future rate proceedings and terminal multiples.
We are unable to predict whether further impairments of one or more of our long-lived assets or investments may occur in the future. The actual timing and amounts of any impairments to goodwill or long-lived assets in the future depends on many factors, including interest rates, sector market performance, our capital structure, results of future rate proceedings, operating and capital expenditure requirements, and other factors. A determination that goodwill, a long-lived asset, or other investments are impaired would result in a non-cash charge that could materially adversely affect our results of operations and capitalization.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The first mortgage indentures for the Ohio Companies, Penn, MP, PE and WP constitute direct first liens on substantially all of the respective physical property, subject only to excepted encumbrances, as defined in the first mortgage indentures. See Note 13, "Capitalization," of the Notes to Consolidated Financial Statements for information concerning financing encumbrances affecting certain of the Utilities’ properties.

FirstEnergy controls the following generation sources as of December 31, 2018, shown in the table below. Except for the OVEC participation referenced in the footnotes to the table, the competitive generating units are owned by AE Supply and the regulated generating units are owned by JCP&L and MP.

Plant (Location)	Unit	Total		Competitive	Regulated
		Net Demonstrated Capacity (MW)
Super-critical Coal-fired:
Harrison (Haywood, WV)	1-3	1,984		—	1,984
Pleasants (Willow Island, WV)	1-2	1,300	(1)	1,300	—
Fort Martin (Maidsville, WV)	1-2	1,098		—	1,098
		4,382		1,300	3,082
Sub-critical and Other Coal-fired:
OVEC (Cheshire, OH) (Madison, IN)	1-11	78	(2)	67	11
		78		67	11
Pumped-storage Hydro:
Bath County (Warm Springs, VA)	1-6	487	(3)	—	487
Yard’s Creek (Blairstown Twp., NJ)	1-3	210	(4)	—	210
		697		—	697
Total		5,157		1,367	3,790

(1)
On August 26, 2018, FirstEnergy, the FES Key Creditor Groups, the FES Debtors and the UCC entered into a FES Bankruptcy settlement agreement which included the transfer of the Pleasants Power Station and related assets to FES or its designee for the benefit of FES' creditors. Prior to transfer and beginning no later than January 1, 2019, FES acquired the economic interests in Pleasants and AE Supply will operate Pleasants until the transfer.

(2)	Represents AE Supply's 3.01% and MP's 0.49% entitlement based on their participation in OVEC.

(3)	Represents AGC's 16.25% undivided interest in Bath County. The station is operated by VEPCO.

(4)	Represents JCP&L’s 50% ownership interest.

The above generating plants and load centers are connected by a transmission system with various voltage ratings ranging from 23 kV to 500 kV. FirstEnergy's overhead and underground transmission lines aggregate 24,506 circuit miles.

The Utilities’ electric distribution systems include 277,284 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. They own substations with a total installed transformer capacity of approximately 164,611,989 kV-amperes.

All of FirstEnergy's transmission, distribution and generation assets operate in PJM.

FirstEnergy’s distribution and transmission systems as of December 31, 2018, consist of the following:

	Distribution Lines(1)	Transmission Lines(1)	Substation Transformer Capacity(2)
			kV Amperes
OE	67,323	379	7,831,823
Penn	13,628	—	1,064,907
CEI	33,528	—	10,100,363
TE	19,088	73	2,892,703
JCP&L	23,666	2,598	23,616,166
ME	19,000	—	5,190,675
PN	27,698	—	9,044,989
ATSI(3)	—	7,841	38,651,682
WP	25,014	4,341	15,957,666
MP	22,430	2,650	12,326,155
PE	25,909	2,122	11,256,024
TrAIL	—	262	12,689,600
MAIT	—	4,240	13,989,236
Total	277,284	24,506	164,611,989

(1)	Circuit Miles

(2)	Top rating of in-service power transformers only. Excludes grounding banks, station power transformers, and generator and customer-owned transformers.

(3)	Represents transmission line assets of 69 kV and greater located in the service territories of OE, Penn, CEI and TE.

ITEM 3.	LEGAL PROCEEDINGS

Reference is made to Note 16, "Regulatory Matters," and Note 17, "Commitments, Guarantees and Contingencies," of the Notes to Consolidated Financial Statements for a description of certain legal proceedings involving FirstEnergy.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by Item 5 regarding FirstEnergy’s market information, including stock exchange listings, dividends and holders of common stock is included in Item 6, "Selected Financial Data."

FirstEnergy had no transactions regarding purchases of FE common stock during the fourth quarter of 2018.

FirstEnergy does not have any publicly announced plan or program for share purchases.

ITEM 6.	SELECTED FINANCIAL DATA

For the Years Ended December 31,	2018	2017(1)	2016(1)	2015(1)	2014(1)
	(In millions, except per share amounts)
Revenues	$11,261	$10,928	$10,700	$10,583	$9,455
Income (Loss) From Continuing Operations	$1,022	$(289)	$551	$383	$421
Net Income (Loss) Attributable to Common Stockholders	$981	$(1,724)	$(6,177)	$578	$299
Earnings (Loss) per Share of Common Stock:
Basic - Continuing Operations	$1.33	$(0.65)	$1.29	$0.91	$1.00
Basic - Discontinued Operations	0.66	(3.23)	(15.78)	0.46	(0.29)
Basic - Net Income (Loss) Attributable to Common Stockholders	$1.99	$(3.88)	$(14.49)	$1.37	$0.71

Diluted - Continuing Operations	$1.33	$(0.65)	$1.29	$0.91	$1.00
Diluted - Discontinued Operations	0.66	(3.23)	(15.78)	0.46	(0.29)
Diluted - Net Income (Loss) Attributable to Common Stockholders	$1.99	$(3.88)	$(14.49)	$1.37	$0.71

Weighted Average Number of Common Shares Outstanding:
Basic	492	444	426	422	420
Diluted	494	444	426	424	421
Dividends Declared per Share of Common Stock	$1.82	$1.44	$1.44	$1.44	$1.44

As of December 31,

Total Assets	$40,063	$42,257	$43,148	$52,094	$51,552
Capitalization:
Total Equity	$6,814	$3,925	$6,241	$12,422	$12,422
Long-Term Debt and Other Long-Term Obligations	17,751	18,687	15,251	16,444	16,345
Total Capitalization	$24,565	$22,612	$21,492	$28,866	$28,767

(1) Prior year numbers have been re-casted for discontinued operations.

PRICE RANGE OF COMMON STOCK

The common stock of FirstEnergy Corp. is listed on the New York Stock Exchange under the symbol “FE” and is traded on other registered exchanges.

SHAREHOLDER RETURN

The following graph shows the total cumulative return from a $100 investment on December 31, 2013, in FE’s common stock compared with the total cumulative returns of EEI’s Index of Investor-Owned Electric Utility Companies and the S&P 500.

HOLDERS OF COMMON STOCK

There were 74,813 holders of 511,915,450 shares of FE’s common stock as of December 31, 2018, and 74,535 holders of 530,152,175 shares of FE's common stock as of January 31, 2019. Information regarding retained earnings available for payment of cash dividends is given in Note 13, "Capitalization," of the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on information currently available. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management's intents, beliefs and current expectations, and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” "forecast," "target," "will," "intend," “believe,” "project," “estimate," "plan" and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

•	The ability to successfully execute an exit from commodity-based generation.

•
The risks associated with the FES Bankruptcy that could adversely affect us, our liquidity or results of operations, including, without limitation, that conditions to the FES Bankruptcy settlement agreement may not be met or that the FES Bankruptcy settlement agreement may not be otherwise consummated, and if so, the potential for litigation and payment demands against us by FES, FENOC or their creditors.

•
The ability to accomplish or realize anticipated benefits from strategic and financial goals, including, but not limited to, our strategy to operate and grow as a fully regulated business, to execute our transmission and distribution investment plans, to continue to reduce costs through FE Tomorrow and other initiatives, and to improve our credit metrics, strengthen our balance sheet and grow earnings.

•	Legislative and regulatory developments at the federal and state levels, including, but not limited to, matters related to rates, compliance and enforcement activity.

•	Economic and weather conditions affecting future operating results, such as significant weather events and other natural disasters, and associated regulatory events or actions.

•
Changes in assumptions regarding economic conditions within our territories, the reliability of our transmission and distribution system, or the availability of capital or other resources supporting identified transmission and distribution investment opportunities.

•	Changes in customers' demand for power, including, but not limited to, the impact of state and federal energy efficiency and peak demand reduction mandates.

•	Changes in national and regional economic conditions affecting us and/or our major industrial and commercial customers or others with which we do business.

•
The risks associated with cyber-attacks and other disruptions to our information technology system that may compromise our operations, and data security breaches of sensitive data, intellectual property and proprietary or personally identifiable information.

•	The ability to comply with applicable state and federal reliability standards and energy efficiency and peak demand reduction mandates.

•	Changes to federal and state environmental laws and regulations, including, but not limited to, those related to climate change.

•
Changing market conditions affecting the measurement of certain liabilities and the value of assets held in our pension trusts and other trust funds, or causing us to make additional contributions sooner, or in amounts that are larger, than currently anticipated.

•	The risks associated with the decommissioning of our retired nuclear facility.

•	The risks and uncertainties associated with litigation, arbitration, mediation and like proceedings.

•	Labor disruptions by our unionized workforce.

•	Changes to significant accounting policies.

•	Any changes in tax laws or regulations, including the Tax Act, or adverse tax audit results or rulings.

•
The ability to access the public securities and other capital and credit markets in accordance with our financial plans, the cost of such capital and overall condition of the capital and credit markets affecting us.

•	Actions that may be taken by credit rating agencies that could negatively affect either our access to or terms of financing or our financial condition and liquidity.

•	The risks and other factors discussed from time to time in our SEC filings.

Dividends declared from time to time on our common stock, and thereby on our preferred stock, during any period may in the aggregate vary from prior periods due to circumstances considered by our Board of Directors at the time of the actual declarations. A security rating is not a recommendation to buy or hold securities and is subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in (a) Item 1A. Risk Factors, (b) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) other factors discussed herein and in FirstEnergy's other filings with the SEC. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. We expressly disclaim any obligation to update or revise, except as required by law, any forward-looking statements contained herein as a result of new information, future events or otherwise.

FIRSTENERGY CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRSTENERGY’S BUSINESS

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity through its reportable segments, Regulated Distribution and Regulated Transmission.

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York. This segment also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey. Regulation of our retail distribution rates is generally premised on providing an opportunity to earn a reasonable return of and on prudently incurred invested capital to provide service to our customers through the use of both base rate proceedings and other cost-based rate mechanisms, including recovery riders and trackers. The segment's results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs.

The service areas of, and customers served by, FirstEnergy's regulated distribution utilities as of December 31, 2018 are summarized below (in thousands):

Company	Area Served	Customers Served
OE	Central and Northeastern Ohio	1,051
Penn	Western Pennsylvania	167
CEI	Northeastern Ohio	753
TE	Northwestern Ohio	312
JCP&L	Northern, Western and East Central New Jersey	1,135
ME	Eastern Pennsylvania	572
PN	Western Pennsylvania and Western New York	587
WP	Southwest, South Central and Northern Pennsylvania	727
MP	Northern, Central and Southeastern West Virginia	393
PE	Western Maryland and Eastern West Virginia	414
		6,111

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at JCP&L, MP, PE and WP. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.

The Corporate/Other segment reflects corporate support not charged to FE's subsidiaries, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of December 31, 2018, approximately 70 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, was included in continuing operations of the Corporate/Other reportable segment. As of December 31, 2018, Corporate/Other had approximately $7.1 billion of FE holding company debt.

FES, FENOC, BSPC and a portion of AE Supply (including the Pleasants Power Station), representing substantially all of FirstEnergy’s operations that previously comprised the CES reportable operating segment, are presented as discontinued operations in FirstEnergy’s consolidated financial statements resulting from the FES Bankruptcy and actions taken as part of the strategic review to exit commodity-exposed generation, as discussed below. During the third quarter of 2018, the Pleasants Power Station was reclassified to discontinued operations following its inclusion in the definitive FES Bankruptcy settlement agreement for the benefit of FES' creditors. Prior period results have been reclassified to conform with such presentation as discontinued operations. The financial information for all periods has been revised to present the discontinued operations within Reconciling Adjustments. The remaining business activities that previously comprised the CES reportable operating segment were not material and, as such, have been combined into Corporate/Other for reporting purposes.

EXECUTIVE SUMMARY

FirstEnergy is a forward-thinking electric utility, powered by a diverse team of employees committed to making customers' lives brighter, the environment better and its communities stronger.

Over the past year, FirstEnergy has transformed into a fully regulated utility company, focused on driving sustainable long-term regulated earnings growth and stable cash flows that support its dividend, while also sustaining investment grade credit ratings at FE and its regulated subsidiaries. FirstEnergy believes that the right investments are those that the customers value and are willing to pay for, while also providing attractive returns for its investors.

The scale and diversity of the company’s distribution and transmission operations position FirstEnergy for sustained growth well into the future. Since 2015, the Regulated Distribution business has experienced significant growth through investments, which has been realized through base rates and/or various recovery riders and trackers that have improved reliability and added operating flexibility to distribution infrastructure, benefiting to the customers and communities those Utilities service. The Regulated Transmission business is the centerpiece of FirstEnergy’s regulated investment strategy, where approximately 80% of its capital investments are recovered under forward-looking formula rates for its three standalone Transmission operating companies ATSI, MAIT and TrAIL.

2018-2021 “Unlocking the Future” Plan

The January 2018 equity issuance served as a catalyst to FirstEnergy's 2018-2021 “Unlocking the Future” regulated growth plan, which includes earnings growth targets, Regulated Distribution segment average annual rate base growth of 5%, formula transmission average annual rate base growth of 11%, and assumes no additional equity issuances through 2021, outside of FirstEnergy's regular stock investment and employee benefit plans.

FirstEnergy’s transmission growth program, Energizing the Future, provides a stable and proven investment platform, while producing important customer benefits. Through the program, $4.4 billion in capital investments were made from 2014 through 2017, and the company plans to invest up to an additional $4.8 billion in the 2018-2021 timeframe, which includes approximately $1.2 billion in 2018 and a target of $1.2 billion annually through 2021. As noted above, over 80% of these capital investments are recoverable through formula rate mechanisms, reducing regulatory lag in recovering a return on investment, while offering a reasonable rate of return. These investments are expected to continue to improve the performance and condition of the transmission system while increasing automation and communication, adding capacity to the system and improving customer reliability. Beyond 2021, FirstEnergy believes there are incremental investment opportunities for its existing transmission infrastructure of up to approximately $20 billion, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

In the Regulated Distribution segment, FirstEnergy remains committed to providing customer service-oriented growth opportunities by investing between $6.2 billion and $6.7 billion over 2018 to 2021, including $1.6 billion invested in 2018. Approximately 40% of capital expenditures are recoverable through various rate mechanisms, riders and trackers. Beginning in 2019, expected investments at the Ohio Companies include the pending Ohio Grid Modernization plan which includes installation of approximately 700,000 advanced meters, distribution automation, and integrated ‘volt/var’ controls. Additionally, the pending JCP&L Reliability Plus infrastructure improvement plan filed with the NJBPU is expected to bring both reduced outages and strengthen the system while preparing for the grid of the future in New Jersey. FirstEnergy continues to explore other opportunities for growth in its Regulated Distribution business, including investments in electric system improvement and modernization projects to increase reliability and improve service to customers, as well as exploring opportunities in customer engagement that focus on electrification of customers’ homes and businesses by providing a full range of products and services.

Regulated Growth Plans - 2018 Achievements

In addition to our definitive settlement agreement in the FES Bankruptcy, which allowed us to turn our full focus to the implementation of our regulated growth plans in 2018, FirstEnergy made significant progress in positioning the company for sustained and continued regulated growth, including:

•	Reached a settlement that is subject to PUCO approval on the Ohio Grid Modernization plan

•	Filed a JCP&L Reliability Plus infrastructure investment plan in New Jersey

•	Filed a PE distribution rate case in Maryland, the first such base rate filing since 1994

•	Announced and implemented a new shared services organizational structure through the FE Tomorrow initiative

•	Earned an upgrade from S&P on FE’s issuer credit rating to BBB from BBB-

•	Earned a positive ratings outlook from Fitch on FE’s BBB- credit rating

•	Established a Board of Directors approved dividend policy and declared an increased dividend for March 1, 2019

•	Implemented rate reductions across all Utilities and at the formula-rate transmission subsidiaries to address the impacts of tax reform to appropriately pass on the benefits to customers

Also in 2018, the FE Tomorrow cost cutting initiative was implemented to define the corporate services FirstEnergy would need to support its regulated business once the company exited commodity-exposed generation. Through the initiative, FirstEnergy sought to ensure the company has the right talent, organizational and cost structure to efficiently service customers and achieve its earnings growth targets. In support of the FE Tomorrow initiative, more than 80% of eligible employees, totaling nearly 500 people in the shared services, utility services and sustainability organizations, accepted a voluntary enhanced retirement package that included severance compensation and a temporary pension enhancement, with most employees having already retired. Management expects the cost savings resulting from the FE Tomorrow initiative to support the company's growth targets.

In November 2018, the Board of Directors approved a dividend policy that includes a targeted payout ratio. As a first step, the Board declared a $0.02 increase to the common dividend payable March 1, 2019 to $0.38 per share, which represents an increase of 6% compared to the quarterly dividend of $0.36 per share that has been paid since 2014. Resuming modest dividend growth enables enhanced shareholder returns, while still allowing for continued substantial regulated investments. Dividend payments are subject to declaration by the Board and future dividend decisions determined by the Board may be impacted by earnings growth, cash flows, credit metrics and other business conditions.

FirstEnergy is making progress in its sustainability efforts. In 2018, FirstEnergy enhanced its focus on sustainability efforts by including the responsibility of Sustainability and Corporate Responsibility oversight into one of the Board’s Charters and created a Sustainability group focused on the continued realization of sustainability accomplishments that make FirstEnergy customers’ lives brighter, the environment better and its communities stronger. These actions reinforce FirstEnergy’s commitment to including the broad concepts of Environmental, Social, Governance (ESG), and corporate responsibility in our sustainability strategy. In 2019, FirstEnergy is focusing on additional initiatives that aim to inform, engage and achieve its sustainability goals, and demonstrate its commitment to stakeholders.

In recognition of customers using electricity in diverse ways, FirstEnergy created an Emerging Technologies department responsible for analyzing and implementing new technologies such as microgrids, plug-in electric vehicles, energy storage, and smart cities. The department will focus on monitoring changing energy policies which support utilities to enable the grid of the future, expanding on sustainable solutions for a better environment, and empowering customers through personalized solutions.
RESULTS OF OPERATIONS

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 19, "Segment Information," of the Notes to Consolidated Financial Statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Net income (loss) by business segment was as follows:

	For the Years Ended December 31,			Increase (Decrease)
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	(In millions, except per share amounts)
Net Income (Loss) By Business Segment:
Regulated Distribution	$1,242	$916	$651	$326	$265
Regulated Transmission	397	336	331	61	5
Corporate/Other	(617)	(1,541)	(431)	924	(1,110)
Income (Loss) from Continuing Operations	$1,022	$(289)	$551	$1,311	$(840)

Discontinued Operations	326	(1,435)	(6,728)	1,761	5,293
Net Income (Loss)	$1,348	$(1,724)	$(6,177)	$3,072	$4,453

Earnings (Loss) per share of common stock
Basic - Continuing Operations	$1.33	$(0.65)	$1.29	$1.98	$(1.94)
Basic - Discontinued Operations	0.66	(3.23)	(15.78)	3.89	12.55
Basic - Net Income (Loss) Attributable to	$1.99	$(3.88)	$(14.49)	$5.87	$10.61
Common Stockholders

Earnings (Loss) per share of common stock
Diluted - Continuing Operations	$1.33	$(0.65)	$1.29	$1.98	$(1.94)
Diluted - Discontinued Operations	0.66	(3.23)	(15.78)	3.89	12.55
Diluted - Net Income (Loss) Attributable to	$1.99	$(3.88)	$(14.49)	$5.87	$10.61
Common Stockholders

Summary of Results of Operations — 2018 Compared with 2017

Financial results for FirstEnergy’s business segments for the years ended December 31, 2018 and 2017, were as follows:

2018 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$9,851	$1,335	$(136)	$11,050
Other	252	18	(59)	211
Total Revenues	10,103	1,353	(195)	11,261

Operating Expenses:
Fuel	538	—	—	538
Purchased power	3,103	—	6	3,109
Other operating expenses	2,984	253	(104)	3,133
Provision for depreciation	812	252	72	1,136
Amortization (deferral) of regulatory assets, net	(163)	13	—	(150)
General taxes	760	192	41	993
Total Operating Expenses	8,034	710	15	8,759

Operating Income (Loss)	2,069	643	(210)	2,502

Other Income (Expense):
Miscellaneous income (expense), net	192	14	(1)	205
Pension and OPEB mark-to-market adjustment	(109)	(8)	(27)	(144)
Interest expense	(514)	(167)	(435)	(1,116)
Capitalized financing costs	26	37	2	65
Total Other Expense	(405)	(124)	(461)	(990)

Income (Loss) Before Income Taxes (Benefits)	1,664	519	(671)	1,512
Income taxes	422	122	(54)	490
Income (Loss) From Continuing Operations	1,242	397	(617)	1,022
Discontinued Operations, net of tax	—	—	326	326
Net Income (Loss)	$1,242	$397	$(291)	$1,348

2017 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$9,521	$1,307	$(94)	$10,734
Other	239	17	(62)	194
Total Revenues	9,760	1,324	(156)	10,928

Operating Expenses:
Fuel	493	—	4	497
Purchased power	2,924	—	2	2,926
Other operating expenses	2,546	203	12	2,761
Provision for depreciation	724	224	79	1,027
Amortization of regulatory assets, net	292	16	—	308
General taxes	727	173	40	940
Impairment of assets	—	41	—	41
Total Operating Expenses	7,706	657	137	8,500

Operating Income (Loss)	2,054	667	(293)	2,428

Other Income (Expense):
Miscellaneous income (expense), net	57	1	(5)	53
Pension and OPEB mark-to-market adjustment	(102)	—	—	(102)
Interest expense	(535)	(156)	(314)	(1,005)
Capitalized financing costs	22	29	1	52
Total Other Expense	(558)	(126)	(318)	(1,002)

Income (Loss) Before Income Taxes (Benefits)	1,496	541	(611)	1,426
Income taxes (benefits)	580	205	930	1,715
Income (Loss) From Continuing Operations	916	336	(1,541)	(289)
Discontinued Operations, net of tax	—	—	(1,435)	(1,435)
Net Income (Loss)	$916	$336	$(2,976)	$(1,724)

Changes Between 2018 and 2017 Financial Results Increase (Decrease)	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$330	$28	$(42)	$316
Other	13	1	3	17
Total Revenues	343	29	(39)	333

Operating Expenses:
Fuel	45	—	(4)	41
Purchased power	179	—	4	183
Other operating expenses	438	50	(116)	372
Provision for depreciation	88	28	(7)	109
Amortization (deferral) of regulatory assets, net	(455)	(3)	—	(458)
General taxes	33	19	1	53
Impairment of assets	—	(41)	—	(41)
Total Operating Expenses	328	53	(122)	259

Operating Income	15	(24)	83	74

Other Income (Expense):
Miscellaneous income (expense), net	135	13	4	152
Pension and OPEB mark-to-market adjustment	(7)	(8)	(27)	(42)
Interest expense	21	(11)	(121)	(111)
Capitalized financing costs	4	8	1	13
Total Other Income (Expense)	153	2	(143)	12

Income (Loss) Before Income Taxes (Benefits)	168	(22)	(60)	86
Income taxes (benefits)	(158)	(83)	(984)	(1,225)
Income (Loss) From Continuing Operations	326	61	924	1,311
Discontinued Operations, net of tax	—	—	1,761	1,761
Net Income (Loss)	$326	$61	$2,685	$3,072

Regulated Distribution — 2018 Compared with 2017

Regulated Distribution's operating results increased $326 million in 2018, as compared to 2017, primarily reflecting the reversal of a reserve on recoverability of certain REC purchases in Ohio, the net impact of a FERC settlement that reallocated certain transmission costs, higher revenues associated with increased weather-related usage and the implementation of approved rates in Ohio and Pennsylvania, as further described below, and lower pension and OPEB non-service costs.

Revenues —

The $343 million increase in total revenues resulted from the following sources:

	For the Years Ended December 31,
Revenues by Type of Service	2018	2017	Increase
	(In millions)
Distribution services (1)	$5,413	$5,323	$90

Generation sales:
Retail	3,936	3,733	203
Wholesale	502	465	37
Total generation sales	4,438	4,198	240

Other	252	239	13
Total Revenues	$10,103	$9,760	$343
(1) Includes $254 million and $263 million of ARP revenues for the years ended December 31, 2018 and 2017, respectively.

Distribution services revenues increased $90 million primarily resulting from the impact of approved base distribution rate increases in Pennsylvania, effective January 27, 2017, higher revenue from the DCR in Ohio, and higher weather-related customer usage as described below. Additionally, distribution revenues were impacted by higher rates associated with the recovery of deferred costs, partially offset by certain tax impacts reflected as a reduction in revenues resulting from the Tax Act. Distribution deliveries by customer class are summarized in the following table:

	For the Years Ended December 31,		Increase
Electric Distribution MWH Deliveries	2018	2017	(Decrease)
	(In thousands)
Residential	55,994	52,048	7.6%
Commercial	42,213	41,220	2.4%
Industrial	53,004	51,876	2.2%
Other	560	572	(2.1)%
Total Electric Distribution MWH Deliveries	151,771	145,716	4.2%

Higher distribution deliveries to residential and commercial customers primarily reflect higher weather-related usage resulting from cooling degree days that were 26% above 2017, and 34% above normal, as well as, heating degree days that were 14% above 2017, and 2% above normal. Deliveries to industrial customers increased reflecting higher shale and steel customer usage.

The following table summarizes the price and volume factors contributing to the $240 million increase in generation revenues in 2018, as compared to 2017:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of increase in sales volumes	$253
Change in prices	(50)
203
Wholesale:
Effect of decrease in sales volumes	(41)
Change in prices	49
Capacity revenue	29
37
Increase in Generation Revenues	$240

The increase in retail generation sales volumes was primarily due to higher weather-related usage, as described above, as well as decreased customer shopping in New Jersey and Pennsylvania. Total generation provided by alternative suppliers as a percentage of total MWH deliveries decreased to 50% from 52% in New Jersey and to 67% from 68% in Pennsylvania. The decrease in retail generation prices primarily resulted from lower default service auction prices in New Jersey and Pennsylvania.

Wholesale generation revenues increased $37 million in 2018, as compared to 2017, primarily due to higher spot market energy prices and capacity revenue, partially offset by lower wholesale sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses increased $328 million primarily due to the following:

•	Fuel expense increased $45 million in 2018, as compared to 2017, primarily related to higher unit costs.

•
Purchased power costs increased $179 million in 2018, as compared to 2017, primarily due to increased volumes resulting from higher customer weather-related usage as well as decreased customer shopping.

Source of Change in Purchased Power	Increase (Decrease)

(In millions)
Purchases from non-affiliates:
Change due to decreased unit costs	$(25)
Change due to increased volumes	200
175
Purchases from affiliates:
Change due to decreased unit costs	(9)
Change due to decreased volumes	(35)
(44)
Capacity expense	48
Increase in Purchased Power Costs	$179

•	Other operating expenses increased $438 million primarily due to:

•	Increased storm restoration costs of $228 million, primarily associated with the March 2018 east coast storms, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.

•	Higher net network transmission expenses of $49 million reflecting increased transmission costs, partially offset
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

•	Higher energy efficiency and other program costs of $18 million, which are deferred for future recovery, resulting in no material impact on current period earnings.

•	Higher operating and maintenance expenses of $115 million, primarily due to higher benefit costs, increased vegetation management costs and higher contractor spend.

•	Pension special termination costs associated with the voluntary retirement program in 2018 of $28 million.

•	Depreciation expense increased $88 million, primarily due to a higher asset base.

•	Amortization expense decreased $455 million, primarily due to increased deferral of storm restoration costs, the Ohio
Supreme Court ruling regarding purchase of RECs, higher deferral of transmission and generation expenses including the net impact of the FERC settlement discussed above, and higher deferral of energy efficiency program costs.

•	General taxes expense increased $33 million, primarily due to higher property taxes and revenue-related taxes associated with increased sales volumes.

Other Expense —

Total other expense decreased $153 million, primarily due to higher net miscellaneous income resulting from lower pension and OPEB non-service costs from the pension contribution discussed above, and lower capitalization, as well as lower interest expense resulting from debt maturities and refinancings.

Income Taxes —

Regulated Distribution’s effective tax rate was 25.4% and 38.8% for 2018 and 2017, respectively. The lower rate is primarily a result of certain impacts of the Tax Act and the absence of a $30 million charge to income tax expense as a result of the remeasurement of accumulated deferred income taxes recognized in 2017.

Regulated Transmission — 2018 Compared with 2017

Regulated Transmission's operating results increased $61 million in 2018, as compared to 2017, primarily resulting from the impact of a higher rate base at ATSI and MAIT, higher revenues at JCP&L, and the absence of a pre-tax impairment charge of $41 million in 2017, partially offset by a lower rate base at TrAIL.

Revenues —

Total revenues increased $29 million in 2018, as compared to 2017, primarily due to the full year impact of the implementation of approved settlement rates at JCP&L and recovery of incremental operating expenses and a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

Revenues by transmission asset owner are shown in the following table:

	For the Years Ended December 31,		Increase
Revenues by Transmission Asset Owner	2018	2017	(Decrease)
	(In millions)
ATSI	$668	$657	$11
TrAIL	246	282	(36)
MAIT	154	110	44
Other	285	275	10
Total Revenues	$1,353	$1,324	$29

Operating Expenses —

Total operating expenses increased $53 million in 2018, as compared to 2017, primarily due to higher operating and maintenance expenses, as well as higher property taxes and depreciation due to a higher asset base. The majority of the increases are recovered through formula rates at the Transmission Companies, resulting in no material impact on current period earnings. Additionally, as a result of settlement agreements filed with FERC regarding the transmission rates for MAIT and JCP&L, a pre-tax impairment charge of $41 million was recognized in 2017.

Income Taxes —

Regulated Transmission’s effective tax rate was 23.5% and 37.9% for 2018 and 2017, respectively. The lower rate is primarily a result of certain impacts of the Tax Act and the absence of a $6 million charge to income tax expense as a result of the remeasurement of accumulated deferred income taxes recognized in 2017.
Corporate/Other — 2018 Compared with 2017

Financial results from the Corporate/Other operating segment and reconciling adjustments resulted in a $924 million increase in income from continuing operations for 2018 compared to 2017, primarily associated with the absence of FES' and FENOC's remeasurement of deferred taxes in 2017, resulting from the Tax Act and lower operating expenses, partially offset by an increase in the ARO at McElroy’s Run, higher interest expense and the 2018 remeasurement of West Virginia unitary group deferred taxes. Although FES' and FENOC's operations are presented in discontinued operations, the 2017 remeasurement of deferred taxes remain in continuing operations in accordance with accounting standards for the impact of tax rate changes. Higher interest expense resulted from FE's issuance of $3 billion of senior notes in June 2017, as well as make-whole premiums of approximately $89 million in connection with the repayment of AE Supply and AGC senior notes in the second quarter of 2018. The increase in taxes resulting from the remeasurement of West Virginia unitary group deferred taxes is primarily due to the legal and financial separation of FES and FENOC from FirstEnergy. This separation officially eroded the ties between FES, FENOC and other FirstEnergy subsidiaries doing business in West Virginia. As such, FES and FENOC were removed from the West Virginia unitary group when calculating West Virginia state income taxes, resulting in a $126 million charge to income tax expense in continuing operations associated with the remeasurement in state deferred taxes.

For the year ended December 31, 2018 and 2017, FirstEnergy recorded income (loss) from discontinued operations, net of tax, of $326 million and $(1,435) million, respectively. Discontinued operations were comprised of the results of FES, FENOC, BSPC and a portion of AE Supply (including the Pleasants Power Station, designated as discontinued operations in the third quarter of 2018) and a net gain on disposal of $435 million in 2018, which consisted of the following:

(In millions)	For the Year Ended December 31, 2018
Removal of investment in FES and FENOC	$2,193
Assumption of benefit obligations retained at FE	(820)
Guarantees and credit support provided by FE	(139)
Reserve on receivables and allocated Pension/OPEB mark-to-market	(914)
Settlement consideration and services credit	(1,197)
Loss on disposal of FES and FENOC, before tax	(877)
Income tax benefit, including estimated worthless stock deduction	1,312
Gain on disposal of FES and FENOC, net of tax	$435

Summary of Results of Operations — 2017 Compared with 2016

Financial results for FirstEnergy’s business segments for the years ended December 31, 2017 and 2016, were as follows:

2017 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$9,521	$1,307	$(94)	$10,734
Other	239	17	(62)	194
Total Revenues	9,760	1,324	(156)	10,928

Operating Expenses:
Fuel	493	—	4	497
Purchased power	2,924	—	2	2,926
Other operating expenses	2,546	203	12	2,761
Provision for depreciation	724	224	79	1,027
Amortization of regulatory assets, net	292	16	—	308
General taxes	727	173	40	940
Impairment of assets	—	41	—	41
Total Operating Expenses	7,706	657	137	8,500

Operating Income (Loss)	2,054	667	(293)	2,428

Other Income (Expense):
Miscellaneous income (expense), net	57	1	(5)	53
Pension and OPEB mark-to-market adjustment	(102)	—	—	(102)
Interest expense	(535)	(156)	(314)	(1,005)
Capitalized financing costs	22	29	1	52
Total Other Expense	(558)	(126)	(318)	(1,002)

Income (Loss) Before Income Taxes (Benefits)	1,496	541	(611)	1,426
Income taxes (benefits)	580	205	930	1,715
Income (Loss) From Continuing Operations	916	336	(1,541)	(289)
Discontinued Operations, net of tax	—	—	(1,435)	(1,435)
Net Income (Loss)	$916	$336	$(2,976)	$(1,724)

2016 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$9,352	$1,123	$(12)	$10,463
Other	267	20	(50)	237
Total Revenues	9,619	1,143	(62)	10,700

Operating Expenses:
Fuel	567	—	4	571
Purchased power	3,303	—	7	3,310
Other operating expenses	2,455	152	(28)	2,579
Provision for depreciation	676	187	70	933
Amortization of regulatory assets, net	290	7	—	297
General taxes	720	153	40	913
Impairment of assets	—	—	43	43
Total Operating Expenses	8,011	499	136	8,646

Operating Income (Loss)	1,608	644	(198)	2,054

Other Income (Expense):
Miscellaneous income (expense), net	85	(1)	(40)	44
Pension and OPEB mark-to-market adjustment	(101)	(1)	—	(102)
Interest expense	(586)	(158)	(229)	(973)
Capitalized financing costs	20	34	1	55
Total Other Expense	(582)	(126)	(268)	(976)

Income (Loss) Before Income Taxes (Benefits)	1,026	518	(466)	1,078
Income taxes (benefits)	375	187	(35)	527
Income (Loss) From Continuing Operations	651	331	(431)	551
Discontinued Operations, net of tax	—	—	(6,728)	(6,728)
Net Income (Loss)	$651	$331	$(7,159)	$(6,177)

Changes Between 2017 and 2016 Financial Results Increase (Decrease)	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
External
Electric	$169	$184	$(82)	$271
Other	(28)	(3)	(12)	(43)
Internal	—	—	—	—
Total Revenues	141	181	(94)	228

Operating Expenses:
Fuel	(74)	—	—	(74)
Purchased power	(379)	—	(5)	(384)
Other operating expenses	91	51	40	182
Provision for depreciation	48	37	9	94
Amortization of regulatory assets, net	2	9	—	11
General taxes	7	20	—	27
Impairment of assets	—	41	(43)	(2)
Total Operating Expenses	(305)	158	1	(146)

Operating Income (Loss)	446	23	(95)	374

Other Income (Expense):
Miscellaneous income (expense), net	(28)	2	35	9
Pension and OPEB mark-to-market adjustment	(1)	1	—	—
Interest expense	51	2	(85)	(32)
Capitalized financing costs	2	(5)	—	(3)
Total Other Expense	24	—	(50)	(26)

Income (Loss) Before Income Taxes (Benefits)	470	23	(145)	348
Income taxes (benefits)	205	18	965	1,188
Income (Loss) From Continuing Operations	265	5	(1,110)	(840)
Discontinued Operations, net of tax	—	—	5,293	5,293
Net Income (Loss)	$265	$5	$4,183	$4,453

Regulated Distribution — 2017 Compared with 2016

Regulated Distribution's operating results increased $265 million in 2017, as compared to 2016, primarily reflecting the implementation of approved rates in Ohio, Pennsylvania, and New Jersey, and the absence of a $51 million regulatory charge recognized in 2016 resulting from the PUCO's March 31, 2016 Opinion and Order adopting and approving, with modifications, the Ohio Companies' ESP IV, partially offset by lower weather-related customer usage, as further described below.

Revenues —

The $141 million increase in total revenues resulted from the following sources:

	For the Years Ended December 31,		Increase
Revenues by Type of Service	2017	2016	(Decrease)
	(In millions)
Distribution services (1)	$5,323	$4,720	$603

Generation sales:
Retail	3,733	4,147	(414)
Wholesale	465	485	(20)
Total generation sales	4,198	4,632	(434)

Other	239	267	(28)
Total Revenues	$9,760	$9,619	$141
(1) Includes $263 million and $67 million of ARP revenues for the years ended December 31, 2017 and 2016, respectively.

Distribution services revenues increased $603 million, primarily resulting from the implementation of the DMR in Ohio effective January 1, 2017, approved base distribution rate increases in Pennsylvania and New Jersey effective January 27, 2017 and January 1, 2017, respectively, and higher revenue from the DCR in Ohio. Additionally, distribution revenues were impacted by higher rates associated with the recovery of deferred costs and the implementation of certain energy efficiency programs in Ohio. Partially offsetting these rate increases was a decline in MWH deliveries, primarily resulting from lower weather-related usage, as described below. Distribution deliveries by customer class are summarized in the following table:

	For the Years Ended December 31,		Increase
Electric Distribution MWH Deliveries	2017	2016	(Decrease)
	(In thousands)
Residential	52,048	54,840	(5.1)%
Commercial	41,220	42,771	(3.6)%
Industrial	51,876	50,651	2.4%
Other	572	579	(1.2)%
Total Electric Distribution MWH Deliveries	145,716	148,841	(2.1)%

Lower distribution deliveries to residential and commercial customers primarily reflect lower weather-related usage resulting from heating degree days that were 4% below 2016, and 11% below normal as well as cooling degree days that were 19% below 2016, but 8% above normal. Deliveries to industrial customers increased reflecting higher shale and steel customer usage.

The following table summarizes the price and volume factors contributing to the $434 million decrease in generation revenues in 2017 as compared to 2016:

Source of Change in Generation Revenues	Decrease
(In millions)
Retail:
Effect of decrease in sales volumes	$(242)
Change in prices	(172)
(414)
Wholesale:
Effect of decrease in sales volumes	(6)
Capacity revenue	(14)
(20)
Decrease in Generation Revenues	$(434)

The decrease in retail generation sales volumes was primarily due to increased customer shopping in Ohio, Pennsylvania, and JCP&L, as well as lower weather-related usage, as described above. Total generation provided by alternative suppliers as a percentage of total MWH deliveries increased to 86% from 83% for the Ohio Companies, to 68% from 67% for the Pennsylvania
Companies and to 52% from 51% for JCP&L. The decrease in retail generation prices primarily resulted from lower default service auction prices in Ohio, Pennsylvania, and New Jersey.

Wholesale generation revenues decreased $20 million in 2017, as compared to 2016, primarily due to lower capacity revenue and lower wholesale sales. The difference between current wholesale generation revenues and certain energy costs is deferred for future recovery or refund, with no material impact to earnings.

Other revenues decreased $28 million, primarily related to lower transition cost recovery revenues in New Jersey.

Operating Expenses —

Total operating expenses decreased $305 million primarily due to the following:

•	Fuel expense decreased $74 million in 2017 as compared to 2016, primarily related to lower unit costs.

•	Purchased power costs decreased $379 million, in 2017 as compared to 2016, primarily due to decreased volumes, as described above, as well as lower default service auction prices.

Source of Change in Purchased Power	Increase (Decrease)

(In millions)
Purchases from non-affiliates:
Change due to decreased unit costs	$(147)
Change due to decreased volumes	(151)
(298)
Purchases from affiliates:
Change due to decreased unit costs	(26)
Change due to decreased volumes	(67)
(93)
Capacity expense	12
Decrease in Purchased Power Costs	$(379)

•	Other operating expenses increased $91 million primarily due to:

•	Higher network transmission expenses of $35 million. The difference between current revenues and transmission costs incurred are deferred for future recovery or refund, resulting in no material impact on current period earnings.

•	Higher operating and maintenance expenses of $62 million, including increased expenses in Pennsylvania recovered through the new base distribution rates, effective January 27, 2017, and increased storm restoration costs, which were deferred for future recovery, resulting in no material impact on current period earnings.

•	Higher energy efficiency program expenses of $45 million in Ohio, which were recovered through higher distribution rider revenues; partially offset by,

•	Lower regulatory costs of $51 million resulting from the absence of economic development and energy efficiency obligations recognized in 2016 in accordance with the PUCO's March 31, 2016 Opinion and Order adopting and approving, with modifications, the Ohio Companies' ESP IV.

•	Depreciation expenses increased $48 million due to a higher asset base as well as increased rates in Pennsylvania.

Other Expense —

Total other expense decreased $24 million primarily related to lower interest expense resulting from various debt maturities at
JCP&L, CEI and OE, partially offset by the absence of a $29 million gain on the sale of oil and gas rights at WP recognized in 2016.

Income Taxes —

Regulated Distribution’s effective tax rate was 38.8% and 36.5% for 2017 and 2016, respectively. The increase primarily resulted from a $30 million charge to income tax expense as a result of the remeasurement of accumulated deferred income taxes in conjunction with the Tax Act.

Regulated Transmission — 2017 Compared with 2016

Regulated Transmission's operating results increased $5 million in 2017 as compared to 2016, primarily resulting from the impact of a higher rate base at ATSI and TrAIL, partially offset by a pre-tax impairment charge of $41 million, as discussed below.

Revenues —

Total revenues increased $181 million in 2017, as compared to 2016, primarily due to recovery of incremental operating expenses and a higher rate base at ATSI and TrAIL, and the implementation of new rates at MAIT and JCP&L.

Revenues by transmission asset owner are shown in the following table:

	For the Years Ended December 31,		Increase (Decrease)
Revenues by Transmission Asset Owner	2017	2016
	(In millions)
ATSI	$657	$540	$117
TrAIL	282	252	30
MAIT(1)	110	101	9
JCPL	125	91	34
Other	150	159	(9)
Total Revenues	$1,324	$1,143	$181
(1) Revenues prior to January 31, 2017, represent transmission revenues under stated rates at ME and PN.

Operating Expenses —

Total operating expenses increased $158 million in 2017, as compared to 2016, principally due to higher operating and maintenance expenses, as well as higher property taxes and depreciation expense due to a higher asset base. Additionally, as a result of settlement agreements filed with FERC regarding the transmission rates for MAIT and JCP&L, a pre-tax impairment charge of $41 million was recognized in 2017.

Income Taxes —

Regulated Transmission’s effective tax rate was 37.9% and 36.1% for 2017 and 2016, respectively. The increase resulted from a $6 million charge to income tax expense as a result of the remeasurement of accumulated deferred income taxes in conjunction with the Tax Act.
Corporate/Other — 2017 Compared with 2016

Financial results from the Corporate/Other operating segment and reconciling adjustments resulted in a $1,110 million decrease in income from continuing operations for 2017 compared to 2016, primarily associated with higher interest expense and a charge to income tax expense as a result of the remeasurement of accumulated deferred income taxes in conjunction with the Tax Act. Higher interest expense resulted from the issuance of $3 billion of senior notes in June 2017.

For 2017 and 2016, FirstEnergy recorded a loss from discontinued operations, net of tax, of $1,435 million and $6,728 million, respectively. Discontinued operations were comprised of the results of FES, FENOC, BSPC and a portion of AE Supply (including the Pleasants Power Station). Included in these amounts were impairment charges of $2,358 million and $10,622 million for the years ended December 31, 2017 and 2016, respectively.
Regulatory Assets and Liabilities

Regulatory assets represent incurred costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent amounts that are expected to be credited to customers through future regulated rates or amounts collected from customers for costs not yet incurred. FirstEnergy, the Utilities and the Transmission Companies net their regulatory assets and liabilities based on federal and state jurisdictions.

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

The following table provides information about the composition of net regulatory assets and liabilities as of December 31, 2018 and December 31, 2017, and the changes during the year ended December 31, 2018:

Net Regulatory Assets (Liabilities) by Source	December 31, 2018	December 31, 2017	Change
	(In millions)
Regulatory transition costs	$49	$46	$3
Customer payables for future income taxes	(2,725)	(2,765)	40
Nuclear decommissioning and spent fuel disposal costs	(148)	(323)	175
Asset removal costs	(787)	(774)	(13)
Deferred transmission costs	170	187	(17)
Deferred generation costs	202	198	4
Deferred distribution costs	208	258	(50)
Contract valuations	62	118	(56)
Storm-related costs	500	329	171
Other	62	46	16
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(2,407)	$(2,680)	$273

The following is a description of the regulatory assets and liabilities described above:

Regulatory transition costs - Primarily relates to JCP&L costs incurred during the transition to a competitive retail market and under-recovered during the period from August 1, 1999 through July 31, 2003; and JCP&L costs associated with basic generation service, capacity and ancillary services, net of all revenues from the sale of the committed supply in the wholesale market. Amounts are amortized through 2021.

Customer payables for future income taxes - Reflects amounts to be recovered or refunded through future rates to pay income taxes that become payable when rate revenue is provided to recover items such as AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes such as tax reform. These amounts are being amortized over the period in which the related deferred tax asset reverse, which is generally over the expected life of the underlying asset. See Note 7, "Taxes" for further discussion on the Tax Act.

Nuclear decommissioning and spent fuel disposal costs - Reflects a regulatory liability representing amounts collected from customers and placed in external trusts including income, losses and changes in fair value thereon (as well as accretion of the related ARO) for the future decommissioning of TMI-2.

Asset removal costs - Primarily represents the rates charged to customers by FirstEnergy’s regulated businesses that include a provision for the cost of future activities to remove assets, including obligations for which an asset retirement obligation has been recognized, that are expected to be incurred at the time of retirement.

Deferred transmission costs - Principally represents differences between revenues earned based on actual costs for formula rate companies (the Transmission Companies) and the amounts billed. Amounts are recorded as a regulatory asset or liability and recovered or refunded, respectively, in subsequent periods.

Deferred generation costs - Primarily relates to regulatory assets associated with the securitized recovery of certain electric customer heating discounts, fuel and purchased power regulatory assets at the Ohio Companies (amortized through 2034) as well as the ENEC at MP and PE. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. The ENEC rate is updated annually.

Deferred distribution costs - Primarily relates to the Ohio Companies deferral of certain expenses resulting from distribution and reliability related expenditures, including interest, and are amortized through 2036.

Contract valuations - Primarily relates to the recovery of Penelec above-market NUG costs. Amounts also include the amortization of a purchase accounting adjustment which was recorded in connection with the AE merger representing the fair value of NUG purchased power contracts (amortized over the life of the contracts with various end dates from 2027 through 2036).

Storm-related costs - Relates to the recovery of storm costs which vary by jurisdiction of which $232 million is currently being recovered through rates. Approximately $268 million is not currently being recovered as of December 31, 2018.

Approximately $503 million and $223 million of regulatory assets, primarily related to storm damage costs, do not earn a current return as of December 31, 2018 and 2017, respectively, and a majority of which are currently being recovered through rates over varying periods depending on the nature of the deferral and the jurisdiction. Additionally, certain regulatory assets, totaling approximately $141 million as of December 31, 2018, are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific order.

CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments and contributions to its pension plan.

On January 22, 2018, FirstEnergy announced a $2.5 billion equity issuance, which included $1.62 billion in mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The preferred shares participate in dividends paid on common stock on an as-converted basis and are non-voting except in certain limited circumstances. The preferred shares are convertible at the option of the holders, and will mandatorily convert in July 2019, subject to limited exceptions. Proceeds from the investment were used to reduce FE holding company debt by $1.45 billion and fund FirstEnergy's pension plan as discussed below, with the remainder used for general corporate purposes. As of December 31, 2018, 911,411 preferred shares have been converted into 33,238,910 common shares at the option of the holders, resulting in 704,589 shares of preferred shares outstanding. An additional 494,767 preferred shares were converted into 18,044,018 common shares at the option of the holders in January 2019, resulting in 209,822 preferred shares outstanding and yet to be converted as of January 31, 2019.

The equity investment is strengthening FirstEnergy's balance sheet and is supporting the company's transition to a fully regulated utility company. By deleveraging the company, the investment also enabled FirstEnergy to enhance its investment grade credit metrics. The January 2018 equity issuance served as a catalyst to FirstEnergy's 2018-2021 "Unlocking the Future" regulated growth plan, which includes earnings growth targets, Regulated Distribution segment average annual rate base growth of 5%, formula transmission average annual rate base growth of 11%, and assumes no additional equity issuances through 2021, outside of FE's regular stock investment and employee benefit plans.

In addition to this equity investment, FE and its distribution and transmission subsidiaries expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for 2019 and beyond, FE and its distribution and transmission subsidiaries expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt at certain distribution and transmission subsidiaries to, among other things, fund capital expenditures and refinance short-term and maturing long-term debt, subject to market conditions and other factors.

In January 2018, FirstEnergy satisfied its minimum required funding obligations to its qualified pension plan of $500 million and addressed anticipated required funding obligations through 2020 to its pension plan with an additional contribution of $750 million. On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. As a result of this contribution, FirstEnergy expects no required contributions through 2021.
FirstEnergy's capital expenditures for 2019 are expected to be approximately $2.9 to $3.0 billion. Planned capital initiatives are intended to promote reliability, improve operations, and support current environmental and energy efficiency directives.

Capital expenditures for 2018 and forecasted expenditures for 2019, 2020, and 2021, by reportable segment are included below:

Reportable Segment	2018 Actual	2019 Forecast	2020 Forecast	2021 Forecast
	(In millions)
Regulated Distribution	$1,635	$ 1,600 - 1,700	$ 1,500 - 1,700	$ 1,500 - 1,700
Regulated Transmission	1,165	1,200	1,200	1,200
Corporate/Other	183	85	90	110
Total	$2,983	$ 2,885 - 2,985	$ 2,790 - 2,990	$ 2,810 - 3,010

FirstEnergy’s transmission growth program, Energizing the Future, provides a stable and proven investment platform, while producing important customer benefits. Through the program, $4.4 billion in capital investments were made from 2014 through 2017, and the company plans to invest up to an additional $4.8 billion in the 2018-2021 timeframe, which includes approximately $1.2 billion in 2018 and a target of $1.2 billion annually through 2021. As noted above, over 80% of these capital investments are recoverable through formula rate mechanisms, reducing regulatory lag in recovering a return on investment, while offering a reasonable rate of return. These investments are expected to continue to improve the performance and condition of the transmission system while increasing automation and communication, adding capacity to the system and improving customer reliability. Beyond 2021, FirstEnergy believes there are incremental investment opportunities for its existing transmission infrastructure of up to approximately $20 billion, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

In the Regulated Distribution segment, FirstEnergy remains committed to providing customer service-oriented growth opportunities by investing between $6.2 billion and $6.7 billion over 2018 to 2021, including $1.6 billion invested in 2018. Approximately 40% of capital expenditures are recoverable through various rate mechanisms, riders and trackers. Beginning in 2019, expected investments at the Ohio Companies include the pending Ohio Grid Modernization plan which includes installation of approximately 700,000 advanced meters, distribution automation, and integrated ‘volt/var’ controls. Additionally, the pending JCP&L Reliability Plus infrastructure improvement plan filed with the NJBPU is expected to bring both reduced outages and strengthen the system while preparing for the grid of the future in New Jersey. FirstEnergy continues to explore other opportunities for growth in its Regulated Distribution business, including investments in electric system improvement and modernization projects to increase reliability and improve service to customers, as well as exploring opportunities in customer engagement that focus on electrification of customers’ homes and businesses by providing a full range of products and services.

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

The FES Bankruptcy has also impacted FirstEnergy's capital requirements. On March 9, 2018, FES borrowed $500 million from FE under the secured credit facility, dated as of December 6, 2016, among FES, as Borrower, FG and NG as guarantors, and FE, as lender, which fully utilized the committed line of credit available under the secured credit facility. Following the FES Bankruptcy deconsolidation of FES, FE fully reserved for the $500 million associated with the borrowings under the secured credit facility. Under the terms of the FES Bankruptcy settlement agreement discussed below, FE will release any and all claims against the FES Debtors with respect to the $500 million borrowed under the secured credit facility.

On September 26, 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement dated August 26, 2018, by and among FirstEnergy, two groups of key FES creditors (collectively, the FES Key Creditor Groups), the FES Debtors and the UCC. The FES Bankruptcy settlement agreement resolves certain claims by FirstEnergy against the FES Debtors and all claims by the FES Debtors and their creditors against FirstEnergy, and includes the following terms, among others:

•	FE will pay certain pre-petition FES and FENOC employee-related obligations, which include unfunded pension obligations and other employee benefits.

•
FE will waive all pre-petition claims (other than those claims under the Tax Allocation Agreement for the 2018 tax year) and certain post-petition claims, against the FES Debtors related to the FES Debtors and their businesses, including the full borrowings by FES under the $500 million secured credit facility, the $200 million credit agreement being used to support surety bonds, the BNSF/CSX rail settlement guarantee, and the FES Debtors' unfunded pension obligations.

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

•
Transfer of the Pleasants Power Station and related assets, including the economic interests therein as of January 1, 2019, and a requirement that FE continue to provide access to the McElroy's Run CCR Impoundment Facility, which is not being transferred. FE will provide certain guarantees for retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility.

•
FirstEnergy agrees to waive all pre-petition claims related to shared services and credit nine-months of the FES Debtors' shared service costs beginning as of April 1, 2018 through December 31, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.

•
FirstEnergy agrees to fund through its pension plan a pension enhancement, subject to a cap, should FES offer a voluntary enhanced retirement package in 2019 and to offer certain other employee benefits.

•
FirstEnergy agrees to perform under the Intercompany Tax Allocation Agreement through the FES Debtors’ emergence from bankruptcy, at which time FirstEnergy will waive a 2017 overpayment for NOLs of approximately $71 million, reverse 2018 estimated payments for NOLs of approximately $88 million and pay the FES Debtors for the use of NOLs in an amount no less than $66 million for 2018 (of which approximately $52 million has been paid through December 31, 2018).

FirstEnergy determined a loss is probable with respect to the FES Bankruptcy and recorded pre-tax charges totaling $877 million in 2018. See Note 3, "Discontinued Operations," for additional information.
The FES Bankruptcy settlement agreement remains subject to satisfaction of certain conditions, most notably the issuance of a final order by the Bankruptcy Court approving the plan or plans of reorganization for the FES Debtors that are acceptable to FirstEnergy consistent with the requirements of the FES Bankruptcy settlement agreement. There can be no assurance that such conditions will be satisfied or the FES Bankruptcy settlement agreement will be otherwise consummated, and the actual outcome of this matter may differ materially from the terms of the agreement described herein. FirstEnergy will continue to evaluate the impact of any new factors on the settlement and their relative impact on the financial statements.
In connection with the FES Bankruptcy settlement agreement, FirstEnergy entered into a separation agreement with the FES Debtors to implement the separation of the FES Debtors and their businesses from FirstEnergy. A business separation committee was established between FirstEnergy and the FES Debtors to review and determine issues that arise in the context of the separation of the FES Debtors’ businesses from those of FirstEnergy.

In support of the strategic review to exit commodity-exposed generation, management launched the FE Tomorrow cost cutting initiative to define FirstEnergy's future organization to support its regulated business. FE Tomorrow is intended to align corporate services to efficiently support the regulated operations by ensuring that FirstEnergy has the right talent, organizational and cost structure to achieve our earnings growth targets. In support of the FE Tomorrow initiative, in June and early July 2018, nearly 500 employees in the shared services and utility services and sustainability organizations, which was more than 80% of eligible employees, accepted a voluntary enhanced retirement package, which included severance compensation and a temporary pension enhancement, with most employees retiring by December 31, 2018. Management expects the cost savings resulting from the FE Tomorrow initiative to support the company's growth targets.

As of December 31, 2018, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was due in large part to currently payable long-term debt. Currently payable long-term debt as of December 31, 2018, included the following:

Currently Payable Long-Term Debt	December 31, 2018
(In millions)
Unsecured notes	$425
Sinking fund requirements	64
Other notes	14
$503

Short-Term Borrowings / Revolving Credit Facilities

FE and the Utilities, and FET and certain of its subsidiaries, each participate in two separate five-year syndicated revolving credit facilities, which were amended on October 19, 2018, providing for aggregate commitments of $3.5 billion (Facilities), which are available through December 6, 2022. Under the amended FE facility, an aggregate amount of $2.5 billion is available to be borrowed, repaid and reborrowed, subject to separate borrowing sub-limits for each borrower including FE and its regulated distribution subsidiaries. Under the amended FET Facility, an aggregate amount of $1.0 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sub-limits for each borrower including FET and the Transmission Companies. Prior to the amendments to the Facilities, the aggregate commitments under the Facilities was $5.0 billion, which were available until December 6, 2021. FirstEnergy amended the Facilities to reduce costs and to better align FirstEnergy's ongoing liquidity needs with its strategy to be a fully regulated utility company.

Borrowings under the Facilities may be used for working capital and other general corporate purposes, including intercompany loans and advances by a borrower to any of its subsidiaries. Generally, borrowings under the Facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the Facilities contains financial covenants requiring each borrower to maintain a consolidated debt-to-total-capitalization ratio (as defined under each of the Facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter.

FirstEnergy had $1,250 million and $300 million of short-term borrowings as of December 31, 2018 and 2017, respectively. FirstEnergy’s available liquidity from external sources as of February 18, 2019, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2022	$2,500	$2,490
FET(2)	Revolving	December 2022	1,000	1,000
		Subtotal	$3,500	$3,490
	Cash and cash equivalents		—	156
		Total	$3,500	$3,646

(1)	FE and the Utilities. Available liquidity includes impact of $10 million of LOCs issued under various terms.

(2)	Includes FET and the Transmission Companies.

The following table summarizes the borrowing sub-limits for each borrower under the facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of January 31, 2019:

Borrower	FirstEnergy Revolving Credit Facility Sub-Limit	FET Revolving Credit Facility Sub-Limit	Regulatory and Other Short-Term Debt Limitations
	(In millions)
FE	$2,500	$—	$—	(1)
FET	—	1,000	—	(1)
OE	500	—	500	(2)
CEI	500	—	500	(2)
TE	300	—	300	(2)
JCP&L	500	—	500	(2)
ME	500	—	500	(2)
PN	300	—	300	(2)
WP	200	—	200	(2)
MP	500	—	500	(2)
PE	150	—	150	(2)
ATSI	—	500	500	(2)
Penn	100	—	100	(2)
TrAIL	—	400	400	(2)
MAIT	—	400	400	(2)

(1)	No limitations.

(2)	Includes amounts which may be borrowed under the regulated companies' money pool.

The FE Facility and the FET Facility have $250 million and $100 million, respectively, subject to each borrower's sub-limit, available for the issuance of LOCs (subject to borrowings drawn under the Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the Facilities and against the applicable borrower’s borrowing sub-limit.

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

As of December 31, 2018, the borrowers were in compliance with the applicable debt-to-total-capitalization covenants in each case as defined under the respective Facilities. The minimum interest charge coverage ratio no longer applies following FE's upgrade to an investment grade credit rating.

Term Loans

On October 19, 2018, FE entered into two separate syndicated term loan credit agreements, the first being a $1.25 billion 364-day facility with The Bank of Nova Scotia, as administrative agent, and the lenders identified therein, and the second being a $500 million two-year facility with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders identified therein, respectively, the proceeds of each were used to reduce short-term debt. The term loans contain covenants and other terms and conditions substantially similar to those of the FE Facility described above, including a consolidated debt-to-total-capitalization ratio.

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

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in 2018 was 2.26% per annum for the regulated companies’ money pool and 2.96% per annum for the unregulated companies’ money pools.

Long-Term Debt Capacity

FE's and its subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of February 19, 2019:

	Senior Secured			Senior Unsecured
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	—	—	—	BBB-	Baa3	BBB-
AGC	—	—	—	—	—	—
ATSI	—	—	—	BBB	Baa1	BBB+
CEI	A-	Baa1	A-	BBB	Baa3	BBB+
FET	—	—	—	BBB-	Baa2	BBB-
JCP&L	—	—	—	BBB	Baa2	BBB
ME	—	—	—	BBB	A3	BBB+
MAIT	—	—	—	BBB	Baa1	BBB+
MP	A-	A3	BBB+	BBB	Baa2	—
OE	A-	A2	A-	BBB	Baa1	BBB+
PN	—	—	—	BBB	Baa1	BBB+
Penn	—	A2	A-	—	—	—
PE	—	—	BBB+	—	—	—
TE	A-	Baa1	A-	—	—	—
TrAIL	—	—	—	BBB	A3	BBB+
WP	—	—	A-	—	—	—

Debt capacity is subject to the consolidated debt-to-total-capitalization limits in the credit facilities previously discussed. As of January 31, 2019, FE and its subsidiaries could issue additional debt of approximately $8.8 billion, or incur a $4.7 billion reduction to equity, and remain within the limitations of the financial covenants required by the FE Facility.

Changes in Cash Position

As of December 31, 2018, FirstEnergy had $367 million of cash and cash equivalents and approximately $62 million of restricted cash compared to $589 million of cash and cash equivalents ($1 million in discontinued operations) and approximately $54 million of restricted cash ($3 million in discontinued operations) as of December 31, 2017, on the Consolidated Balance Sheet.

Cash Flows From Operating Activities

FirstEnergy's most significant sources of cash are derived from electric service provided by its distribution and transmission operating subsidiaries. The most significant use of cash from operating activities is buying electricity to serve non-shopping customers and paying fuel suppliers, employees, tax authorities, lenders and others for a wide range of material and services.

FirstEnergy's Consolidated Statement of Cash Flows combines the cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table summarized the major classes of cash flow items as discontinued operations for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
(In millions)	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from discontinued operations	$326	$(1,435)	$(6,728)
Gain on disposal, net of tax	(435)	—	—
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	110	333	669
Deferred income taxes and investment tax credits, net	61	(842)	(3,582)
Unrealized (gain) loss on derivative transactions	(10)	81	9

Net cash provided from operating activities was $1,410 million during 2018, $3,808 million during 2017 and $3,383 million during 2016.

2018 compared with 2017

Cash flows from operations decreased $2,398 million in 2018 as compared with 2017. The year-over-year change in cash from operations decreased due to the following:

•	the absence of FES' cash from operations in the last nine months of 2018;

•	credit for shared services provided to FES and FENOC during the last nine months of 2018;

•	payments of $52 million to FES and FENOC under the intercompany income tax allocation agreement;

•	a $1.25 billion cash contribution to the qualified pension plan in 2018;

•	a $93 million coal supply agreement dispute settlement payment by AE Supply in the first quarter of 2018;

•	a $229 million increase in deferred storm restoration costs;

•	a $72 million payment in connection with FE's guarantee of remaining payments on FG's settlement of a coal transportation contract dispute; partially offset by

•	higher transmission revenue reflecting recovery of incremental operating expenses, a higher rate base at ATSI and MAIT and the implementation of new rates at JCP&L; and

•	higher distribution services retail receipts reflecting higher weather-related usage and the implementation of approved rates in Ohio and Pennsylvania.

2017 compared with 2016

Cash flows from operations increased $425 million in 2017 compared with 2016 due to the following:

•	the absence of $382 million in cash contributions to the qualified pension plan in 2016;

•	higher transmission revenue, reflecting recovery of incremental operating expenses, a higher rate base at ATSI and TrAIL, and the implementation of new rates at MAIT and JCP&L;

•	higher distribution services retail receipts reflecting implementation of approved rates in Ohio, Pennsylvania and New Jersey, as further described above; partially offset by

•	lower receipts from a decrease in competitive business capacity revenue and contract sales at Corporate/Other (formerly CES).

Cash Flows From Financing Activities

In 2018, cash provided from financing activities was $1,394 million compared to cash used for financing activities of $702 million in 2017 and $34 million in 2016. The following table summarizes new equity and debt financing, redemptions, repayments, short-term borrowings and dividends:

	For the Years Ended December 31,
Securities Issued or Redeemed / Repaid	2018	2017	2016
	(In millions)
New Issues
Preferred stock issuance	$1,616	$—	$—
Common stock issuance	850	—	—
Unsecured notes	850	3,800	—
PCRBs	74	—	471
FMBs	50	625	305
Term loan	500	250	1,200
	$3,940	$4,675	$1,976

Redemptions / Repayments
Unsecured notes	$(555)	$(1,330)	$(300)
PCRBs	(216)	(158)	(483)
FMBs	(325)	(725)	(246)
Term loan	(1,450)	—	(1,200)
Senior secured notes	(62)	(78)	(102)
	$(2,608)	$(2,291)	$(2,331)

Tender premiums paid on debt redemptions	$(89)	$—	$—

Short-term borrowings (repayments), net	$950	$(2,375)	$975

Preferred stock dividend payments	$(61)	$—	$—

Common stock dividend payments	$(711)	$(639)	$(611)

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

On June 4, 2018, AE Supply repaid approximately $155 million of 5.75% senior notes due 2019 and approximately $150 million of 6.75% senior notes due 2039, and paid $83.3 million in related make-whole premiums in connection with repayments.

On June 4, 2018, AE Supply and MP caused to be redeemed $73.5 million of 5.50% PCRBs due 2037. On July 10, 2018, such PCRBs were refinanced as MP issued $73.5 million of 3.0% PCRBs with an October 2021 mandatory put.

On June 11, 2018, AE Supply caused to be redeemed $142 million of 5.25% PCRBs due 2037.

On June 15, 2018, JCP&L retired $150 million of 4.8% senior notes at maturity.

On September 27, 2018, ATSI issued $100 million of 4.32% senior notes due 2030. Proceeds were used to refinance existing indebtedness, including amounts under the FE regulated utility money pool, and remaining proceeds will be used to fund working capital needs, and for other general corporate purposes.

On October 3, 2018, Penn issued $50 million of 4.37% first mortgage bonds due 2048. Proceeds were used to refinance existing indebtedness, including amounts under the FE regulated utility money pool, to fund capital expenditures; and for other general corporate purposes.

On October 15, 2018, OE repaid $25 million of 8.25% first mortgage bonds at maturity.

On October 19, 2018, FE entered into a $1.25 billion 364-day term loan due 2019 (classified as short-term borrowings). Proceeds were used for general corporate purposes. Additionally, on October 19, 2018, FE entered into a $500 million two-year variable rate term loan due 2020. Proceeds were used to reduce revolver borrowings.

On November 2, 2018, CEI issued $300 million of 4.55% senior unsecured notes due 2030. Proceeds were used to retire $300 million of 8.875% first mortgage bonds at maturity on November 15, 2018.

On January 10, 2019, ME issued $500 million of 4.30% senior note due 2029. Proceeds from the issuance of senior notes were used to refinance existing indebtedness, including ME's 7.70% senior notes due January 15, 2019, and borrowings outstanding under the FE regulated utility money pool, to fund capital expenditures, and for other general corporate purposes.

On February 8, 2019, JCP&L issued $400 million of 4.30% senior notes due 2026. Proceeds from the issuance of the senior notes were used to refinance existing indebtedness, including amounts under the FE regulated utility money pool incurred in connection with the repayment at maturity of JCP&L's 7.35% senior notes due 2019.

Cash Flows From Investing Activities

Cash used for investing activities in 2018 principally represented cash used for property additions. The following table summarizes investing activities for 2018, 2017 and 2016:

	For the Years Ended December 31,
Cash Used for Investing Activities	2018	2017	2016
	(In millions)
Property Additions:
Regulated Distribution	$1,411	$1,191	$1,063
Regulated Transmission	1,104	1,030	1,101
Corporate/Other	160	366	671
Nuclear fuel	—	254	232
Proceeds from asset sales	(425)	(388)	(15)
Investments	54	98	111
Notes receivable from affiliated companies	500	—	—
Asset removal costs	218	172	145
Other	(4)	—	(6)
	$3,018	$2,723	$3,302

2018 compared with 2017

Cash used for investing activity in 2018 increased $295 million, as compared to 2017, primarily due to higher property additions and asset removal costs, partially offset by the absence of nuclear fuel purchases and higher proceeds from asset sales. Additionally, the increase in notes receivable from affiliated companies resulted from FES' borrowings from the committed line of credit available under the secured credit facility with FE. The increase in property additions was due to the following:

•	an increase of $220 million at Regulated Distribution due to an increase in storm restoration work;

•	an increase of $74 million at Regulated Transmission due to timing of capital investments associated with its Energizing the Future investment program; partially offset by,

•	a decrease of $206 million at Corporate/Other due to lower competitive generation related investments.

2017 compared with 2016

Cash used for investing activity in 2017 decreased $579 million, compared to 2016, primarily due to lower property additions. The decline in property additions was due to the following:

•	a decrease of $305 million at Corporate/Other, resulting from lower competitive generation capital investments associated with outages, MATS compliance and the Mansfield dewatering facility,

•	a decrease of $71 million at Regulated Transmission due to timing of capital investments associated with its Energizing the Future investment program; partially offset by,

•	an increase of $128 million at Regulated Distribution due to an increase in storm restoration work and smart meter investments in Pennsylvania.
CONTRACTUAL OBLIGATIONS

As of December 31, 2018, FirstEnergy's estimated cash payments under existing contractual obligations that it considers firm obligations are as follows:

Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
	(In millions)
Long-term debt(1)	$18,305	$489	$996	$2,337	$14,483
Short-term borrowings	1,250	1,250	—	—	—
Interest on long-term debt(2)	11,307	850	1,632	1,487	7,338
Operating leases(3)	289	34	70	58	127
Capital leases(3)	96	24	35	21	16
Fuel and purchased power(4)	5,102	877	1,261	1,139	1,825
Capital expenditures (5)	1,841	576	905	360	—
Pension funding (6)	1,951	500	—	837	614
Total	$40,141	$4,600	$4,899	$6,239	$24,403

(1)	Excludes unamortized discounts and premiums, fair value accounting adjustments and capital leases.

(2)	Interest on variable-rate debt based on rates as of December 31, 2018.

(3)	See Note 8, "Leases," of the Notes to Consolidated Financial Statements.

(4)	Amounts under contract with fixed or minimum quantities based on estimated annual requirements.

(5)	Amounts represent committed capital expenditures as of December 31, 2018.
(6) 2019 reflects voluntary cash contribution made to the qualified pension plan on February 1, 2019.

Excluded from the table above are estimates for the cash outlays from power purchase contracts entered into by most of the Utilities and under which they procure the power supply necessary to provide generation service to their customers who do not choose an alternative supplier. Although actual amounts will be determined by future customer behavior and consumption levels, management currently estimates these cash outlays will be approximately $2.6 billion in 2019.

The table above also excludes regulatory liabilities (see Note 16, "Regulatory Matters"), AROs (see Note 15, "Asset Retirement Obligations"), reserves for litigation, injuries and damages, environmental remediation, and annual insurance premiums, including nuclear insurance (see Note 17, "Commitments, Guarantees and Contingencies") since the amount and timing of the cash payments are uncertain. The table also excludes accumulated deferred income taxes and investment tax credits since cash payments for income taxes are determined based primarily on taxable income for each applicable fiscal year.
NUCLEAR INSURANCE

JCP&L, ME and PN maintain property damage insurance provided by NEIL for their interest in the retired TMI- 2 nuclear facility, a permanently shut down and defueled facility. Under these arrangements, up to $150 million of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided. JCP&L, ME and PN pay annual premiums and are subject to retrospective premium assessments of up to approximately $1.2 million during a policy year.

JCP&L, ME and PN intend to maintain insurance against nuclear risks as long as it is available. To the extent that property damage, decontamination, decommissioning, repair and replacement costs and other such costs arising from a nuclear incident at any of JCP&L, ME or PN’s plants exceed the policy limits of the insurance in effect with respect to that plant, to the extent a nuclear incident is determined not to be covered by JCP&L, ME or PN’s insurance policies, or to the extent such insurance becomes unavailable in the future, JCP&L, ME or PN would remain at risk for such costs.

The Price-Anderson Act limits public liability relative to a single incident at a nuclear power plant. In connection with TMI-2, JCP&L, ME and PN carry the required ANI third party liability coverage and also have coverage under a Price Anderson indemnity agreement issued by the NRC. The total available coverage in the event of a nuclear incident is $560 million, which is also the limit of public liability for any nuclear incident involving TMI-2.
GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of December 31, 2018, was approximately $1.7 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE's Guarantees on Behalf of FES and FENOC
Energy and Energy-Related Contracts(1)	$5
Surety Bonds - FG(2)	200
Deferred compensation arrangements	140
345
FE's Guarantees on Behalf of its Consolidated Subsidiaries
AE Supply asset sales(3)	555
Deferred compensation arrangements	423
Fuel related contracts and other	21
999
FE's Guarantees on Behalf of Business Ventures
Global Holding Facility	190

Other Assurances
Surety Bonds	130
LOCs(4)	10
140
Total Guarantees and Other Assurances	$1,674

(1)
Issued for open-ended terms, with a 10-day termination right by FirstEnergy. As of December 31, 2018, FE recorded an obligation for these guarantees in other non-current liabilities with a corresponding loss from discontinued operations.

(2)
FE provides credit support for FG surety bonds for $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield's Ferry CCR disposal site, respectively.

(3)
As a condition to closing AE Supply's sale of four natural gas generating plants in December 2017, FE provided the purchaser two limited three-year guarantees totaling $555 million of certain obligations of AE Supply and AGC. In connection with the FES Bankruptcy settlement agreement, FirstEnergy has also committed to provide certain additional guarantees to FG for retained environmental liabilities of AE Supply related to the Pleasants Power Station and the McElroy's Run CCR disposal facility.

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on AE Supply's power portfolio exposure as of December 31, 2018, AE Supply has posted no collateral. The Utilities and Transmission Companies have posted collateral totaling $2 million.

These credit-risk-related contingent features, or the margining provisions within bilateral agreements, stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining, which is the ability to secure additional collateral when needed, could be required. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of December 31, 2018:

Potential Collateral Obligations	AE Supply	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
At Current Credit Rating	$1	$—	$—	$1
Upon Further Downgrade	—	62	—	62
Surety Bonds (Collateralized Amount)(1)	1	59	246	306
Total Exposure from Contractual Obligations	$2	$121	$246	$369

(1) Surety Bonds are not tied to a credit rating. Surety Bonds' impact assumes maximum contractual obligations (typical obligations require 30 days to cure). FE provides credit support for FG surety bonds for $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield's Ferry CCR disposal site, respectively.

Other Commitments and Contingencies

FE is a guarantor under a $300 million syndicated senior secured term loan facility due March 3, 2020, under which Global Holding's outstanding principal balance is $190 million as of December 31, 2018. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

The valuation of derivative contracts is based on observable market information. As of December 31, 2018, FirstEnergy has a net liability of $44 million in non-hedge derivative contracts that are primarily related to NUG contracts at certain of the Utilities. NUG contracts are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of December 31, 2018, the FirstEnergy pension plan assets were allocated approximately as follows: 36% in equity securities, 34% in fixed income securities, 11% in absolute return strategies, 10% in real estate, 2% in private equity, 2% in derivatives and 5% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. In January 2018, FirstEnergy satisfied its minimum required funding obligations to its qualified pension plan of $500 million and addressed anticipated required funding obligations through 2020 to its pension plan with an additional contribution of $750 million. On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. As a result of this contribution, FirstEnergy expects no required contributions through 2021. See Note 5, "Pension and Other Postemployment Benefits," of the Notes to Consolidated Financial Statements for additional details on FirstEnergy's pension and OPEB plans. Through December 31, 2018, FirstEnergy's pension plan assets had losses of approximately (4.2)% as compared to an annual expected return on plan assets of 7.5%.

As of December 31, 2018, FirstEnergy's OPEB plans were invested in fixed income and equity securities. Through December 31, 2018, FirstEnergy's OPEB plans have earned approximately (1.0)% as compared to an annual expected return on plan assets of 7.5%.

NDT funds have been established to satisfy JCP&L, ME and PN's nuclear decommissioning obligations associated with TMI-2. As of December 31, 2018, approximately 55% of the funds were invested in fixed income securities, 43% of the funds were invested in equity securities and 2% were invested in short-term investments, with limitations related to concentration and investment grade ratings. The investments are carried at their market values of approximately $438 million, $338 million and $13 million for fixed income securities, equity securities and short-term investments, respectively, as of December 31, 2018, excluding $(1) million of net receivables, payables and accrued income. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $34 million reduction in fair value as of December 31, 2018. A decline in the value of JCP&L, ME and PN’s NDTs or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During 2018, JCP&L, ME and PN made no contributions to the NDTs.

Interest Rate Risk

FirstEnergy’s exposure to fluctuations in market interest rates is reduced since a significant portion of debt has fixed interest rates, as noted in the table below. FirstEnergy is subject to the inherent interest rate risks related to refinancing maturing debt by issuing new debt securities.
Comparison of Carrying Value to Fair Value

Year of Maturity	2019	2020	2021	2022	2023	There-after	Total	Fair Value
	(In millions)
Assets:
Investments Other Than Cash and Cash Equivalents:
Fixed Income	$—	$—	$—	$—	$—	$688	$688	$688
Average interest rate	—%	—%	—%	—%	—%	3.1%	3.1%

Liabilities:
Long-term Debt:
Fixed rate	$489	$364	$58	$1,100	$1,150	$14,654	$17,815	$18,766
Average interest rate	6.7%	5.4%	4.7%	4.1%	4.2%	5.0%	4.9%
Variable rate	$—	$500	$—	$—	$—	$—	$500	$500
Average interest rate	—%	3.3%	—%	—%	—%	—%	3.3%
CREDIT RISK

Credit risk is the risk that FirstEnergy would incur a loss as a result of nonperformance by counterparties of their contractual obligations. FirstEnergy maintains credit policies and procedures with respect to counterparty credit (including requirement that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstance in order to limit counterparty credit risk. However, FirstEnergy, as applicable, has concentrations of suppliers and customers among electric utilities, financial institutions and energy marketing and trading companies. These concentrations may impact FirstEnergy's overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions. In the event an energy supplier of the Ohio Companies, Pennsylvania Companies, JCP&L or PE defaults on its obligation, the Ohio Companies, Pennsylvania Companies, JCP&L and PE would be required to seek replacement power in the market. In general, subject to regulatory review or other processes, appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities. FirstEnergy's credit policies to manage credit risk include the use of an established credit approval process, daily credit mitigation provisions, such as margin, prepayment or collateral requirements. FirstEnergy and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.
OUTLOOK

STATE REGULATION

Each of the Utilities' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the states in which it operates - in Maryland by the MDPSC, in Ohio by the PUCO, in New Jersey by the NJBPU, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC. The transmission operations of PE in Virginia are subject to certain regulations of the VSCC. In addition, under Ohio law, municipalities may regulate rates of a public utility, subject to appeal to the PUCO if not acceptable to the utility. Further, if any of the FirstEnergy affiliates were to engage in the construction of significant new transmission facilities, depending on the state, they may be required to obtain state regulatory authorization to site, construct and operate the new transmission facility.

The following table summarizes the key terms of distribution rate orders in effect for the Utilities.

Company	Rates Effective	Allowed Debt/Equity	Allowed ROE
CEI	May 2009	51% / 49%	10.5%
ME(1)	January 2017	48.8% / 51.2%	Settled(2)
MP	February 2015	54% / 46%	Settled(2)
JCP&L	January 2017	55% / 45%	9.6%
OE	January 2009	51% / 49%	10.5%
PE-West Virginia	February 2015	54% / 46%	Settled(2)
PE-Maryland	November 1994	48% / 52%	11.9%
PN(1)	January 2017	47.4% / 52.6%	Settled(2)
Penn(1)	January 2017	49.9% / 50.1%	Settled(2)
TE	January 2009	51% / 49%	10.5%
WP(1)	January 2017	49.7% / 50.3%	Settled(2)
(1) Reflects filed debt/equity as final settlement/orders do not specifically include capital structure.
(2) Commission-approved settlement agreements did not disclose ROE rates.

MARYLAND

PE operates under MDPSC approved base rates that were effective as of November 11, 1994. PE also provides SOS pursuant to a combination of settlement agreements, MDPSC orders and regulations, and statutory provisions. SOS supply is competitively procured in the form of rolling contracts of varying lengths through periodic auctions that are overseen by the MDPSC and a third-party monitor. Although settlements with respect to SOS supply for PE customers have expired, service continues in the same manner until changed by order of the MDPSC. PE recovers its costs plus a return for providing SOS.

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2018-2020 and 2021-2023 EmPOWER Maryland program cycles, to the extent the MDPSC determines that cost-effective programs and services are available. PE's 2016 starting goal under this requirement was 0.97%. PE's approved 2018-2020 EmPOWER Maryland plan continues and expands upon prior years' programs, and adds new programs, for a projected total cost of $116 million over the three-year period. PE recovers program costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE.

In 2013, the MDPSC required Maryland electric utilities to submit analyses relating to the costs and benefits of making further system and staffing enhancements in order to attempt to reduce storm outage durations. PE's submitted analysis projected that it would require up to approximately $2.7 billion in infrastructure investments over 15 years to attempt to achieve the quickest level of response for the largest storm projected in MDPSC's scenarios. The MDPSC conducted a hearing September 2014, but has not taken further action on this matter.

On January 19, 2018, PE filed a joint petition along with other utility companies, work group stakeholders and the MDPSC electric vehicle work group leader to implement a statewide electric vehicle portfolio in connection with a 2016 MDPSC proceeding to consider an array of issues relating to electric distribution system design, including matters relating to electric vehicles, distributed energy resources, advanced metering infrastructure, energy storage, system planning, rate design, and impacts on low-income customers. PE proposed an electric vehicle charging infrastructure program at a projected total cost of $12 million, to be recovered over a five-year amortization. On January 14, 2019, the MDPSC approved the petition subject to certain reductions in the scope of the program.

On January 12, 2018, the MDPSC instituted a proceeding to examine the impacts of the Tax Act on the rates and charges of Maryland utilities. PE must track and apply regulatory accounting treatment for the impacts beginning January 1, 2018, and submitted a report to the MDPSC on February 15, 2018, estimating that the Tax Act impacts would be approximately $7 million to $8 million annually for PE’s customers. On August 17, 2018, the Staff of the MDPSC filed a reply that recommended the MDPSC instead direct PE to reduce base rates by $6.5 million to reflect reduced federal tax costs pending resolution of PE's upcoming rate case and further direct that PE pay customers a one-time credit for what the Staff estimated were the tax savings to PE through the end of July 2018. On October 5, 2018, the MDPSC issued an order requiring PE to pay a one-time credit for tax savings through September 30, 2018, which totaled approximately $5 million, and reserved all other Tax Act impacts to be resolved in the pending rate case.

On August 24, 2018, PE filed a base rate case with the MDPSC, which it supplemented on October 22, 2018, to update the partially forecasted test year with a full twelve months of actual data. The rate case requested an annual increase in base distribution rates of $19.7 million, plus creation of an EDIS to fund four enhanced service reliability programs. In responding to discovery, PE revised its request for an annual increase in base rates to $17.6 million. The proposed rate increase reflects $7.3 million in annual savings for customers resulting from the recent federal tax law changes. On November 20, 2018, the Staff of the MDPSC filed testimony recommending an increase in base rates of $12.9 million and conditional approval of the EDIS, while the Maryland Office of People's Counsel filed testimony recommending a reduction in rates of $11.1 million and rejection of the EDIS. The evidentiary hearing concluded on January 28, 2019, and a final order is expected by March 23, 2019.

NEW JERSEY

JCP&L operates under NJBPU approved rates that were effective as of January 1, 2017. In addition, on January 25, 2017, the NJBPU approved the acceleration of the amortization of JCP&L’s 2012 major storm expenses that are recovered through the SRC in order for JCP&L to achieve full recovery by December 31, 2019. JCP&L provides BGS for retail customers who do not choose a third-party EGS and for customers of third-party EGSs that fail to provide the contracted service. All New Jersey EDCs participate in this competitive BGS procurement process and recover BGS costs directly from customers as a charge separate from base rates.

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to rate payers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation, which were published in the NJ Register in the first quarter of 2018. JCP&L filed comments supporting the proposed rulemaking. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes.

Also in December 2017, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On July 13, 2018, JCP&L filed an infrastructure plan, JCP&L Reliability Plus, which proposed to accelerate $386.8 million of electric distribution infrastructure investment over four years to enhance the reliability and resiliency of its distribution system and reduce the frequency and duration of power outages. On August 29, 2018, the NJBPU retained the petition for hearing and, on November 22, 2018, issued a procedural schedule. On December 17, 2018, the Division of Rate Counsel recommended a $97 million program, a return on equity of 8.75%, and 5.38% cost of debt. On January 23, 2019, the NJBPU granted JCP&L's request to temporarily suspend procedural schedule in the matter pending settlement discussions. There can be no assurance that a definitive settlement agreement will be reached and, if so, will be approved by the NJBPU.

On January 31, 2018, the NJBPU instituted a proceeding to examine the impacts of the Tax Act on the rates and charges of New Jersey utilities. The NJBPU ordered New Jersey utilities to: (1) defer on their books the impacts of the Tax Act effective January 1, 2018; (2) to file tariffs effective April 1, 2018, reflecting the rate impacts of changes in current taxes; and (3) to file tariffs effective July 1, 2018, reflecting the rate impacts of changes in deferred taxes. On March 2, 2018, JCP&L filed a petition with the NJBPU, which included proposed tariffs for a base rate reduction of $28.6 million effective April 1, 2018, and a rider to reflect $1.3 million in rate impacts of changes in deferred taxes. On March 26, 2018, the NJBPU approved JCP&L’s rate reduction effective April 1, 2018, on an interim basis subject to refund, pending the outcome of this proceeding. The NJBPU, however, did not address refunds and other proposed rider tariffs at such time.

OHIO

The Ohio Companies currently operate under ESP IV through May 31, 2024. ESP IV includes Rider DMR, which provides for the Ohio Companies to collect $132.5 million annually for three years, with the possibility of a two-year extension and is grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. Revenues from Rider DMR will be excluded from the significantly excessive earnings test for the initial three-year term but the exclusion will be reconsidered upon application for a potential two-year extension. The PUCO set three conditions for continued recovery under Rider DMR: (1) retention of the corporate headquarters and nexus of operations in Akron, Ohio; (2) no change in control of the Ohio Companies; and (3) a demonstration of sufficient progress in the implementation of grid modernization programs approved by the PUCO. ESP IV also continues a base distribution rate freeze through May 31, 2024. In addition, ESP IV continues the supply of power to non-shopping customers at a market-based price set through an auction process. On February 1, 2019, the Ohio Companies filed with the PUCO an application requesting a two-year extension of Rider DMR at the same amount and conditions.

ESP IV also continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $30 million per year through May 31, 2019; $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. ESP IV also includes: (1) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (2) an agreement to file a Grid Modernization Business Plan for PUCO consideration and approval, which was filed in February 2016, and remains pending as part of the grid modernization settlement described below; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio; and (5) an agreement to file an application to transition to a straight fixed variable cost recovery mechanism for residential customers' base distribution rates, which filing the PUCO denied on June 13, 2018.

Several parties, including the Ohio Companies, filed applications for rehearing regarding the Ohio Companies’ ESP IV with the PUCO. On August 16, 2017, the PUCO denied all remaining intervenor applications for rehearing, denied the Ohio Companies’ challenges to the modifications to Rider DMR and added a third-party monitor to ensure that Rider DMR funds are spent appropriately. The Ohio Companies then filed an application for rehearing of the PUCO’s August 16, 2017 ruling on the issues of the third-party monitor and the ROE calculation for advanced metering infrastructure, which the PUCO denied. In October 2017, the Sierra Club and the OMAEG filed notices of appeal with the Supreme Court of Ohio appealing various PUCO entries on their applications for rehearing. The Ohio Companies intervened in the appeal, and additional parties subsequently filed notices of appeal with the Supreme Court of Ohio challenging various PUCO entries on their applications for rehearing. On September 26, 2018, the Supreme Court of Ohio denied a July 30, 2018 joint motion filed by the OCC, the NOAC, and the OMAEG to stay the portions of the PUCO's orders and entries under appeal that authorized Rider DMR. Oral argument on the appeals was held on January 9, 2019.

Under Ohio law, the Ohio Companies are required to implement energy efficiency programs that achieve certain annual energy savings and total peak demand reductions. The Ohio Companies’ 2017-2019 plan, as proposed in April 2016, includes a portfolio of energy efficiency programs targeted to a variety of customer segments, including residential customers, low income customers, small commercial customers, large commercial and industrial customers and governmental entities. In December 2016, the Ohio Companies filed a Stipulation and Recommendation with several parties that contained changes to the plan and a decrease in the plan costs. The Ohio Companies anticipate the cost of the plans will be approximately $268 million over the life of the portfolio plans and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms. On November 21, 2017, the PUCO issued an order that approved the proposed plans with several modifications, including a cap on the Ohio Companies’ collection of program costs and shared savings set at 4% of the Ohio Companies’ total sales to customers. On December 21, 2017, the Ohio Companies filed an application for rehearing challenging the PUCO’s modifications, which the PUCO denied on January 10, 2018. On March 12, 2018, the Ohio Companies appealed to the Supreme Court of Ohio challenging the PUCO’s imposition of a 4% cost cap. Various other parties also appealed challenging various PUCO entries on their applications for rehearing. Oral argument on the appeals is scheduled for February 20, 2019.

Ohio law requires electric utilities and electric service companies in Ohio to serve part of their load from renewable energy resources measured by an annually increasing percentage, which in 2017 was 3.5%, and increases 1% each year through 2026 (to 12.5%) and shall remain at 12.5% in 2027 and each year thereafter. The Ohio Companies conducted RFPs in 2009, 2010 and 2011 to secure RECs to help meet these renewable energy requirements. In September 2011, the PUCO opened a docket to review the Ohio Companies' alternative energy recovery rider through which the Ohio Companies recover the costs of acquiring these RECs. In August 2013, the PUCO approved the Ohio Companies' REC acquisitions except for certain purchases arising from one auction and directed the Ohio Companies to credit non-shopping customers in the amount of $43.4 million, plus interest, on the basis that the Ohio Companies did not prove such purchases were prudent. Following appeals, on January 24, 2018, the Supreme Court of Ohio reversed the PUCO order finding that the order violated the rule against retroactive ratemaking. After the OCC and ELPC filed a motion for reconsideration, to which the Ohio Companies responded in opposition, on April 25, 2018, the Supreme Court of Ohio denied the motion for reconsideration. As a result, in the second quarter of 2018, the Ohio Companies recognized a pre-tax benefit to earnings (within the Amortization (deferral) of regulatory assets, net line on the Consolidated Statement of Income (Loss)) of approximately $72 million to reverse the liability associated with the PUCO opinion and order.

On December 1, 2017, the Ohio Companies filed an application with the PUCO for approval of a DPM Plan. The DPM Plan is a portfolio of approximately $450 million in distribution platform investment projects, which are designed to modernize the Ohio Companies’ distribution grid, prepare it for further grid modernization projects, and provide customers with immediate reliability benefits. On November 9, 2018, the Ohio Companies filed a settlement agreement that provides for the implementation of the first phase of grid modernization plans, including the investment of $516 million over three years to modernize the Ohio Companies’ electric distribution system, and for all tax savings associated with the Tax Act, discussed below, to flow back to customers. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The settlement has broad support, including PUCO Staff, the OCC, representatives of industrial and commercial customers, a low-income advocate, environmental advocates, hospitals, competitive generation suppliers and other parties. The PUCO conducted a hearing and the settlement agreement remains subject to PUCO approval.

On January 10, 2018, the PUCO opened a case to consider the impacts of the Tax Act and determine the appropriate course of action to pass benefits on to customers. The Ohio Companies, effective January 1, 2018, were required to establish a regulatory liability for the estimated reduction in federal income tax resulting from the Tax Act, and filed comments on February 15, 2018, explaining that customers will save nearly $40 million annually as a result of updating tariff riders for the tax rate changes and that the Ohio Companies’ base distribution rates are not impacted by the Tax Act changes because they are frozen through May 2024. On October 24, 2018, the PUCO entered an Order in its investigation into the impacts of the Tax Act on Ohio's utilities directing that by January 1, 2019, all Ohio rate-regulated utility companies, unless ordered otherwise, file applications not for an increase in rates to reflect the impact of the Tax Act on each specific utility's current rates. On October 30, 2018, the Ohio Companies filed an application to open a new proceeding for the implementation of matters relating to the impact of the Tax Act. As discussed further above, on November 9, 2018, the Ohio Companies filed a settlement agreement that provides for all tax savings associated with the Tax Act to flow back to customers and for the implementation of the first phase of grid modernization plans. As part of the agreement, the Ohio Companies also filed an application for approval of a rider to return the remaining tax savings to customers following PUCO approval of the settlement. On December 19, 2018, the PUCO upheld its January 10, 2018 ruling that utilities should be required to establish a deferred tax liability, effective January 1, 2018, in response to the Tax Act. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The PUCO conducted a hearing and the settlement agreement remains subject to PUCO approval.

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. The Pennsylvania Companies operate under DSPs for the June 1, 2017 through May 31, 2019 delivery period, which provide for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service. Under the DSPs, the supply will be provided by wholesale suppliers through a mix of 12 and 24-month energy contracts, as well as one RFP for 2-year SREC contracts for ME, PN and Penn. The DSPs include modifications to the Pennsylvania Companies’ POR programs in order to reduce the level of uncollectible expense the Pennsylvania Companies experience associated with alternative EGS charges.

The Pennsylvania Companies' DSPs for the June 1, 2019 through May 31, 2023 delivery period were approved by the PPUC in September 2018. Under the 2019-2023 DSPs, the supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. The 2019-2023 DSPs also include modifications to the Pennsylvania Companies’ POR programs in order to continue their clawback pilot program as a long-term, permanent program term, and modifications to the Pennsylvania Companies’ customer class definitions to allow for the introduction of hourly priced default service to customers at or above 100kW. The PPUC directed a working group to further discuss the implementation of customer assistance program shopping limitations and appropriate scripting for the Pennsylvania Companies' customer referral programs, and in November 2018, issued a subsequent order to approve additional customer assistance program shopping parameters and further limit the scope of the working group discussion. On December 21, 2018, the PPUC issued a tentative order proposing a model to incorporate the directed shopping restrictions. Comments on the proposal were filed January 22, 2019.

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

Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. LTIIPs outlining infrastructure improvement plans for PPUC review and approval must be filed prior to approval of a DSIC. On June 14, 2017, the PPUC approved modified LTIIPs for ME, PN and Penn for the remaining years of 2017 through 2020 to provide additional support for reliability and infrastructure investments. On September 20, 2018, following a periodic review of the LTIIPs as required by regulation once every five years, the PPUC entered an Order concluding that the Pennsylvania Companies have substantially adhered to the schedules and expenditures outlined in their LTIIPs, but that changes to the LTIIPs as designed are necessary to maintain and improve reliability and directed the Pennsylvania Companies to file modified or new LTIIPs. On January 18, 2019, the Pennsylvania Companies filed modifications to their current LTIIPs that would terminate those LTIIPs at the end of 2019, and proposed revised LTIIP spending in 2019 of $44.52 million by ME, $24.72 million by PN, $26.06 million by Penn and $50.85 million by WP. The Pennsylvania Companies also committed to making filings later in 2019, which would propose new LTIIPs for the 2020 through 2024 period.

The Pennsylvania Companies’ approved DSIC riders for quarterly cost recovery went into effect July 1, 2016, subject to hearings and refund or reallocation among customer classes. In the January 19, 2017 order approving the Pennsylvania Companies’ general rate cases, the PPUC added an additional issue to the DSIC proceeding to include whether ADIT should be included in DSIC calculations. On February 2, 2017, the parties to the DSIC proceeding submitted a Joint Settlement to the ALJ that resolved the issues that were pending from the order issued on June 9, 2016. On April 19, 2018, the PPUC approved the Joint Settlement without modification and reversed the ALJ's previous decision that would have required the Pennsylvania Companies to reflect all federal and state income tax deductions related to DSIC-eligible property in currently effective DSIC rates. On May 21, 2018, the Pennsylvania OCA filed an appeal with the Pennsylvania Commonwealth Court of the PPUC's decision of April 19, 2018. On June 11, 2018, the Pennsylvania Companies filed a Notice of Intervention in the Pennsylvania OCA's appeal to the Commonwealth Court. Briefing is complete and oral argument is scheduled for June 3, 2019.
On February 12, 2018, the PPUC initiated a proceeding to determine the effects of the Tax Act on the tax liability of utilities and the feasibility of reflecting such impacts in rates charged to customers. On March 9, 2018, the Pennsylvania Companies submitted their calculation of the net annual effect of the Tax Act on income tax expense and rate base to be $37 million for ME, $40 million for PN, $9 million for Penn, and $30 million for WP. The Pennsylvania Companies also filed comments proposing that rates be adjusted to reflect the tax rate changes prospectively from the date of a final PPUC order via a reconcilable rider, with the amount that would otherwise accrue between January 1, 2018 and the date of a final order being used to invest in the Pennsylvania Companies’ infrastructure. On March 15, 2018, the PPUC issued a Temporary Rates Order making the Pennsylvania Companies’ rates temporary and subject to refund for six months. On May 17, 2018, the PPUC issued orders directing that the Pennsylvania Companies implement a reconcilable negative surcharge mechanism in order to refund to customers the net effect of the Tax Act for the period July 1, 2018 through December 31, 2018, to be prospectively updated for new rates effective January 1, 2019. The Pennsylvania Companies were also directed to establish a regulatory liability for the net impact of the Tax Act for the period of January 1, 2018 through June 30, 2018. On June 14, 2018, the PPUC issued an order revising this directive such that the Pennsylvania Companies must instead establish accounts to track tax savings for the period January 1, 2018 through March 14, 2018, and record regulatory liabilities associated with tax savings for only the period March 15, 2018 through June 30, 2018. The cumulative value of the tracked amounts and the regulatory liability is expected to amount to $12 million for ME, $13 million for PN, $3 million for Penn, and $10 million for WP. These amounts are expected to be addressed in the Pennsylvania Companies' next available rate proceedings, or independent filings to be made within three years, whichever comes sooner. The Pennsylvania Companies filed voluntary surcharges on June 1, 2018, to adjust rates for the reduced tax rate, which were effective for bills rendered starting July 1, 2018. For the first six-month period, the surcharge returned to customers was approximately $22 million for ME, $23 million for PN, $6 million for Penn, and $18 million for WP.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operates under rates approved by the WVPSC effective February 2015. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP's and PE's ENEC rate is updated annually.

In September 2016, the WVPSC approved the Phase II energy efficiency program for MP and PE as reflected in a unanimous settlement, which included three energy efficiency programs to meet the Phase II requirement of energy efficiency reductions of 0.5% of 2013 distribution sales for the January 1, 2017 through May 31, 2018 period. On December 15, 2017, the WVPSC approved MP's and PE's proposed annual decrease in their EE&C rates, effective January 1, 2018, which is not material to FirstEnergy. This Phase II energy efficiency program ended May 31, 2018.

Previously, AE Supply was the winning bidder of a December 2016 RFP to address MP’s generation shortfall and on March 6, 2017, MP and AE Supply signed an asset purchase agreement for MP to acquire AE Supply’s Pleasants Power Station (1,300 MWs), subject to customary and other closing conditions, including regulatory approvals. In January 2018, FERC issued an order denying authorization for the transaction and the WVPSC issued an order approving the transfer of Pleasants Power Station conditioned on MP assuming significant commodity risk. Based on the adverse FERC ruling and the conditions included in the WVPSC order, MP and AE Supply terminated the asset purchase agreement.

On August 31, 2018, MP and PE filed a $100.9 million decrease in their ENEC rates proposed to be effective January 1, 2019, which included a $25.6 million annual decrease impact associated with the settlement regarding the impact of the Tax Act on West Virginia rates, as noted below. Additionally, the August 31, 2018 filing included an elimination of the Energy Efficiency Cost Rate Surcharge effective January 1, 2019, equating to an additional $2.1 million decrease. The rate decreases represent an approximate 7.2% annual decrease in rates versus those in effect on August 31, 2018. A unanimous settlement was filed with the WVPSC on November 20, 2018, and a hearing was held on November 27, 2018. An order adopting the settlement in full without modification was issued on January 2, 2019.

On January 3, 2018, the WVPSC initiated a proceeding to investigate the effects of the Tax Act on the revenue requirements of utilities. MP and PE must track the tax savings resulting from the Tax Act on a monthly basis, effective January 1, 2018. On January 26, 2018, the WVPSC issued an order clarifying that regulatory accounting should be implemented as of January 1, 2018, including the recording of any regulatory liabilities resulting from the Tax Act. MP and PE filed written testimony on May 30, 2018, explaining the impact of the Tax Act on federal income tax and revenue requirements and showing an annual rate impact of $26.2 million. MP and PE, the Staff of the WVPSC, the WV Consumer Advocate and a coalition of industrial customers entered into a settlement agreement on August 23, 2018, to have $25.6 million in rate reductions flow through to customers beginning September 1, 2018, and to defer to the next base rate case (or a separate proceeding if a base rate case is not filed by August 31, 2020) the amount and classification of the excess ADITs resulting from the Tax Act and the issue of whether MP and PE should be required to credit to customers any of the reduced income tax expense occurring between January 1, 2018 and August 31, 2018. The WVPSC approved the settlement on August 24, 2018.

FERC REGULATORY MATTERS

Under the FPA, FERC regulates rates for interstate wholesale sales, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects. With respect to their wholesale services and rates, the Utilities, AE Supply, AGC, and the Transmission Companies are subject to regulation by FERC. FERC regulations require JCP&L, MP, PE, WP and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE, WP and the Transmission Companies are subject to functional control by PJM and transmission service using their transmission facilities is provided by PJM under the PJM Tariff.

The following table summarizes the key terms of rate orders in effect for transmission customer billings for FirstEnergy's transmission owner entities:

Company	Rates Effective	Capital Structure	Allowed ROE
ATSI	January 1, 2015	Actual (13 month average)	10.38%
JCP&L	June 1, 2017	Settled(1)	Settled(1)
MP	March 21, 2018(2)	Settled(1)	Settled(1)
PE	March 21, 2018(2)	Settled(1)	Settled(1)
WP	March 21, 2018(2)	Settled(1)	Settled(1)
MAIT	July 1, 2017	50% / 50% (hypothetical)(3)	10.3%
TrAIL	July 1, 2008	Actual (year-end)	12.7% (TrAIL the Line & Black Oak SVC) 11.7% (All other projects)
(1) FERC-approved settlement agreements did not specify.
(2) See FERC Actions on Tax Act below.
(3) Effective January 2019, converts to lower of actual (13 month average) or 60%.

FERC regulates the sale of power for resale in interstate commerce in part by granting authority to public utilities to sell wholesale power at market-based rates upon showing that the seller cannot exert market power in generation or transmission or erect barriers to entry into markets. The Utilities and AE Supply each have been authorized by FERC to sell wholesale power in interstate commerce at market-based rates and have a market-based rate tariff on file with FERC, although major wholesale purchases remain subject to regulation by the relevant state commissions.

Federally-enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, AE Supply, and the Transmission Companies. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to eight regional entities, including RFC. All of the facilities that FirstEnergy operates are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

PJM Transmission Rates

PJM and its stakeholders have been debating the proper method to allocate costs for a certain class of new transmission facilities since 2005. While FirstEnergy and other parties advocated for a traditional "beneficiary pays" (or usage based) approach, others advocated for “socializing” the costs on a load-ratio share basis, where each customer in the zone would pay based on its total usage of energy within PJM. On May 31, 2018, FERC issued an order approving a settlement agreement among various parties, including ATSI and the Utilities, agreeing to apply a combined usage based/socialization approach to cost allocation for charges to transmission customers in the PJM Region for transmission projects operating at or above 500 kV. For historical transmission costs prior to January 1, 2016, the settlement agreement provides a “black-box” schedule of credits to and payments from customers across PJM’s transmission zones. From January 1, 2016 forward, PJM will collect a charge for the revenue requirement associated with each transmission enhancement through a “50/50” calculation, with 50% based on a load-ratio share and the other 50% solution-based distribution factor (DFAX) hybrid method. As a result of the settlement, FirstEnergy recorded a pre-tax benefit of approximately $115 million in 2018 (within the Other operating expenses line on the Consolidated Statement of Income), relating to the amount of refund the Ohio Companies will receive and retain from PJM, of which $73 million is associated with the "black box" calculation of historical transmission costs prior to January 1, 2016, and $42 million is associated with the "50/50" calculation of historical transmission costs from January 1, 2016 to June 30, 2018. PJM implemented the settlement for transmission service in August 2018. Requests for rehearing or clarification of FERC's May 31, 2018, orders and related responses remain pending before FERC. FirstEnergy does not expect a material impact from implementation of the settlement agreement going forward.

RTO Realignment

On June 1, 2011, ATSI and the ATSI zone transferred from MISO to PJM. While many of the matters involved with the move have been resolved, FERC denied recovery under ATSI's transmission rate for certain charges that collectively can be described as "exit fees" and certain other transmission cost allocation charges totaling approximately $78.8 million until such time as ATSI submits a cost/benefit analysis demonstrating net benefits to customers from the transfer to PJM. Subsequently, FERC rejected a proposed settlement agreement to resolve the exit fee and transmission cost allocation issues, stating that its action is without prejudice to ATSI submitting a cost/benefit analysis demonstrating that the benefits of the RTO realignment decisions outweigh the exit fee and transmission cost allocation charges. In a subsequent order, FERC affirmed its prior ruling that ATSI must submit the cost/benefit analysis. ATSI is evaluating the cost/benefit approach.

Separately, FirstEnergy joined certain other PJM TOs in a protest of MISO's proposal to allocate MVP costs to energy transactions that cross MISO's borders into the PJM Region. On September 20, 2018, FERC denied rehearing with respect to its 2016 order regarding allocation of MVP costs and affirmed and clarified its prior decision that MISO may allocate MVP costs to PJM customers for power withdrawals from MISO to PJM as such exports occur.

MAIT Transmission Formula Rate

MAIT previously submitted an application to FERC requesting authorization to implement a forward-looking formula transmission rate to recover and earn a return on transmission assets effective February 1, 2017. Following various protests to the proposed MAIT formula transmission rate, on March 10, 2017, FERC issued an order accepting the MAIT formula transmission rate for filing, suspending the formula transmission rate for five months to become effective July 1, 2017, and establishing hearing and settlement judge procedures. On May 21, 2018, FERC issued an order accepting a settlement agreement as filed by MAIT and certain parties, without conditions. The settlement agreement provides for certain changes to MAIT's formula rate, including changing MAIT's ROE from 11% to 10.3%, setting the recovery amount for certain regulatory assets, and establishing that MAIT's capital structure will not exceed 60% equity over the period ending December 31, 2021. The settlement agreement further provides that the ROE and the 60% cap on the equity component of MAIT's capital structure will remain in effect unless changed pursuant to section 205 or 206 of the FPA provided the effective date for any change shall be no earlier than January 1, 2022. Refunds for the difference between the filed rate and the settlement rate will be handled through MAIT's true-up process.

JCP&L Transmission Formula Rate

In October 2016, after withdrawing its request to the NJBPU to transfer its transmission assets to MAIT, JCP&L submitted an application to FERC requesting authorization to implement a forward-looking formula transmission rate to recover and earn a return on transmission assets effective January 1, 2017. Following various protests to the proposed formula transmission rate, on March 10, 2017, FERC issued an order accepting the JCP&L formula transmission rate for filing, suspending the transmission rate for five months to become effective June 1, 2017, and establishing hearing and settlement judge procedures. On February 20, 2018, FERC issued an order accepting a settlement agreement filed by JCP&L and certain parties, with an effective date of June 1, 2017. The settlement agreement provides for a $135 million stated annual revenue requirement for Network Integration Transmission Service and an average of $20 million stated annual revenue requirement for certain projects listed on the PJM Tariff where the costs are allocated in part beyond the JCP&L transmission zone within the PJM Region. The revenue requirements are subject to a moratorium on additional revenue requirements proceedings through December 31, 2019, other than limited filings to seek recovery for certain additional costs. Refunds for the difference between the filed rate and the settlement rate were paid out ratably in 2018.

FERC Actions on Tax Act

On March 15, 2018, FERC took action to address the impact of the Tax Act on FERC-jurisdictional rates, including transmission and electric wholesale rates. FERC directed MP, PE and WP to either submit a joint filing to adjust their stated transmission rates to address the impact of the Tax Act changes in effective tax rate, or to “show cause” as to why such action is not required. FERC established a refund effective date of March 21, 2018, for any refunds as a result of the change in tax rate. On May 14, 2018, MP, PE and WP submitted revisions to their joint stated transmission rate to reflect the reduction in the federal corporate income tax rate. The revisions reduced the stated rate by 6.70%. FERC issued an order on November 15, 2018, accepting the revisions without modifications or conditions.

Also, on March 15, 2018, FERC issued a Notice of Inquiry seeking information regarding whether and how FERC should address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 15, 2018, FERC issued a NOPR suggesting mechanisms to revise transmission rates to address the Tax Act’s effect on ADIT. Specifically, FERC proposed utilities with transmission formula rates would include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate bases; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Utilities with transmission stated rates would determine the amount of excess and deferred income tax caused by the reduced federal corporate income tax rate and return or recover this amount to or from customers. To assist with implementation of the proposed rule, FERC also issued on November 15, 2018, a policy statement providing accounting and ratemaking guidance for treatment of ADIT for all FERC-jurisdictional public utilities. The policy statement also addresses the accounting and ratemaking treatment of ADIT following the sale or retirement of an asset after December 31,

2017. FESC, on behalf of its affiliated transmission owners, supported comments submitted by Edison Electric Institute requesting additional clarification on the ratemaking and accounting treatment for ADIT in formula and stated transmission rates. FERC's final rule remains pending.

Transmission ROE Methodology

In June 2014, FERC issued Opinion No. 531 revising its approach for calculating the discounted cash flow element of FERC’s ROE methodology and announcing the potential for a qualitative adjustment to the ROE methodology results. Parties appealed to the D.C. Circuit, and on April 14, 2017, that court issued a decision vacating FERC’s order and remanding the matter to FERC for further review. On October 16, 2018, FERC issued its order on remand, in which it proposed a revised ROE methodology. Specifically, in complaint proceedings alleging that an existing ROE is not just and reasonable, FERC proposes to rely on three financial models-discounted cash flow, capital-asset pricing, and expected earnings-to establish a composite zone of reasonableness to identity a range of just and reasonable ROEs. FERC then will utilize the transmission utility’s risk relative to other utilities within that zone of reasonableness to assign the transmission utility to one of three quartiles within the zone. FERC would take no further action (i.e., dismiss the complaint) if the existing ROE falls within the identified quartile. However, if the ROE falls outside the quartile, FERC would deem the existing ROE presumptively unjust and unreasonable and would determine the replacement ROE. FERC would add a fourth financial model risk premium to the analysis to calculate a ROE based on the average point of central tendency for each of the four financial models. FERC established a paper hearing on how the new methodology should apply to the remanded proceedings. FirstEnergy is monitoring the proceedings.

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

Compliance with environmental regulations could have a material adverse effect on FirstEnergy's earnings, cash flow and competitive position to the extent that FirstEnergy competes with companies that are not subject to such regulations and, therefore, do not bear the risk of costs associated with compliance, or failure to comply, with such regulations.

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

In October 2018, Delaware and Maryland appealed the denials of their petitions to the D.C. Circuit. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including Ohio, Pennsylvania and West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126. On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018, but has not taken any further action. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

On May 1, 2017, FE and FG, and CSX and BNSF entered into a definitive settlement agreement, which resolved all claims related to a coal transportation contract dispute as a result of MATS. Pursuant to the settlement agreement, FG agreed to pay CSX and BNSF an aggregate amount equal to $109 million, payable in three annual installments, the first of which was made on May 1, 2017. FE agreed to unconditionally and continually guarantee the settlement payments due by FG pursuant to the terms of the settlement agreement. The settlement agreement further provided that in the event of the initiation of bankruptcy proceedings or failure to make timely settlement payments, the unpaid settlement amount will immediately accelerate and become due and payable in full. On April 6, 2018, FE paid the remaining $72 million under the settlement agreement as a result of the FES Bankruptcy.

As to a specific coal supply agreement, AE Supply, the party thereto, asserted termination rights effective in 2015 as a result of MATS. In response to notification of the termination, on January 15, 2015, Tunnel Ridge, LLC, the coal supplier, commenced litigation in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging AE Supply did not have sufficient justification to terminate the agreement and seeking damages for the difference between the market and contract price of the coal, or lost profits plus incidental damages. On February 18, 2018, the parties reached an agreement in principle settling all claims in dispute. The agreement in principle includes, among other matters, a $93 million payment by AE Supply, as well as certain coal supply commitments for Pleasants Power Station during its remaining operation by AE Supply. Certain aspects of the final settlement agreement are guaranteed by FE, including the $93 million payment, which was paid in the first quarter of 2018. The parties executed the final settlement agreement on March 9, 2018, and the plaintiff dismissed the matter with prejudice on March 15, 2018.

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

The EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act,” in December 2009, concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. The EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and also finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On January 21, 2016, a panel of the D.C. Circuit denied the motions for stay and set an expedited schedule for briefing and argument. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On October 16, 2017, the EPA issued a proposed rule to repeal the CPP. To replace the CPP, the EPA proposed the ACE rule on August 21, 2018, which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. Depending on the outcomes of the review pursuant to the executive order, of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations phase-in as permits are renewed on a five-year cycle from 2018 to 2023. On April 13, 2017, the EPA granted a Petition for Reconsideration and administratively stayed all deadlines in the effluent limits rule pending a new rulemaking. On September 18, 2017, the EPA replaced the administrative stay with a rulemaking which postponed only certain compliance deadlines for two years. Depending on the outcome of appeals and how any final rules are ultimately implemented, the future costs of compliance with these standards may be substantial and changes to FirstEnergy's operations may result.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. AE Supply assessed the changes in timing and closure plan requirements associated with the McElroy's Run impoundment site and increased the ARO by approximately $43 million in the third quarter of 2018.

Pursuant to a 2013 consent decree, PA DEP issued a 2014 permit for the Little Blue Run CCR impoundment requiring the Bruce Mansfield plant to cease disposal of CCRs by December 31, 2016, and FG to provide bonding for 45 years of closure and post-closure activities and to complete closure within a 12-year period, but authorizing FG to seek a permit modification based on "unexpected site conditions that have or will slow closure progress." The permit does not require active dewatering of the CCRs, but does require a groundwater assessment for arsenic and abatement if certain conditions in the permit are met. The CCRs from the Bruce Mansfield plant are being beneficially reused with the majority used for reclamation of a site owned by the Marshall County Coal Company in Moundsville, West Virginia, and the remainder recycled into drywall by National Gypsum. These beneficial reuse options are expected to be sufficient for ongoing plant operations, however, the Bruce Mansfield plant is pursuing other options. On May 22, 2015 and September 21, 2015, the PA DEP reissued a permit for the Hatfield's Ferry CCR disposal facility and then modified that permit to allow disposal of Bruce Mansfield plant CCR. The Sierra Club's Notices of Appeal before the Pennsylvania Environmental Hearing Board challenging the renewal, reissuance and modification of the permit for the Hatfield’s Ferry CCR disposal facility were resolved through a Consent Adjudication between FG, PA DEP and the Sierra Club requiring operational changes that became effective November 3, 2017. As noted above, FE provides credit support for FG surety bonds of $169 million and $31 million for the benefit of the PA DEP with respect to LBR and the Hatfield's Ferry disposal site, respectively.

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of December 31, 2018, based on estimates of the total costs of cleanup, FirstEnergy's proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $121 million have been accrued through December 31, 2018, including approximately $85 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of December 31, 2018, JCP&L, ME and PN had in total approximately $790 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

FES Bankruptcy

On March 31, 2018, FES, including its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, and FENOC filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. See Note 3, "Discontinued Operations," for additional information.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FE or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FE or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 16, "Regulatory Matters," of the Notes to Consolidated Financial Statements.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

FirstEnergy prepares consolidated financial statements in accordance with GAAP. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect financial results. FirstEnergy's accounting policies require significant judgment regarding estimates and assumptions underlying the amounts included in the financial statements. Additional information regarding the application of accounting policies is included in the Notes to Consolidated Financial Statements.

Revenue Recognition

FirstEnergy follows the accrual method of accounting for revenues, recognizing revenue for electricity that has been delivered to customers but not yet billed through the end of the accounting period. The determination of electricity sales to individual customers is based on meter readings, which occur on a systematic basis throughout the month. At the end of each month, electricity delivered to customers since the last meter reading is estimated and a corresponding accrual for unbilled sales is recognized. The determination of unbilled sales and revenues requires management to make estimates regarding electricity available for retail load, transmission and distribution line losses, demand by customer class, applicable billing demands, weather-related impacts, number of days unbilled and tariff rates in effect within each customer class. In connection with adopting the new revenue recognition guidance in 2018, FirstEnergy has elected the optional invoice practical expedient for most of its revenues and, with the exception of JCP&L transmission revenues, utilizes the optional short-term contract exemption for transmission revenues due to the annual establishment of revenue requirements, which eliminates the need to provide certain revenue disclosures regarding unsatisfied performance obligations. See Note 2, "Revenue," for additional information.

Regulatory Accounting

FirstEnergy’s Regulated Distribution and Regulated Transmission segments are subject to regulations that set the prices (rates) the Utilities, AGC, and the Transmission Companies are permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows. Certain regulatory assets are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific rate order. FirstEnergy regularly reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. See Note 16, "Regulatory Matters," for additional information.

FirstEnergy reviews the probability of recovery of regulatory assets at each balance sheet date and whenever new events occur. Similarly, FirstEnergy records regulatory liabilities when a determination is made that a refund is probable or when ordered by a commission. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. If recovery of a regulatory asset is no longer probable, FirstEnergy will write off that regulatory asset as a charge against earnings. FirstEnergy considers the entire regulatory asset balance as the unit of account for the purposes of balance sheet classification rather than the next years recovery and as such net regulatory assets and liabilities are presented in the non-current section on the FirstEnergy Consolidated Balance Sheets.

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

FirstEnergy recognizes a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. The remaining components of pension and OPEB expense, primarily service costs, interest on obligations, assumed return on assets and prior service costs, are recorded on a monthly basis. The pre-tax pension and OPEB mark-to-market adjustment charged to earnings for the years ended December 31, 2018, 2017, and 2016, were $145 million, $141 million, and $147 million, respectively, of these amounts, approximately $1 million, $39 million, and $45 million are included in discontinued operations.

In selecting an assumed discount rate, FirstEnergy considers currently available rates of return on high-quality fixed income investments expected to be available during the period to maturity of the pension and OPEB obligations. The assumed discount rates for pension were 4.44%, 3.75% and 4.25% as of December 31, 2018, 2017 and 2016, respectively. The assumed discount rates for OPEB were 4.30%, 3.50% and 4.00% as of December 31, 2018, 2017 and 2016, respectively.

Effective in 2019, FirstEnergy changed the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for pension and OPEB plans. Historically, FirstEnergy estimated these components utilizing a single, weighted average discount rate derived from the yield curve used to measure the benefit obligation. FirstEnergy has elected to use a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows, as this provides a better estimate of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change did not affect the measurement of total benefit obligations or annual net period benefit cost and the change in service and interest cost is offset in the actuarial mark-to-market adjustment reported. This election is considered a change in estimate and, accordingly, accounted prospectively.

FirstEnergy’s assumed rate of return on pension plan assets considers historical market returns and economic forecasts for the types of investments held by the pension trusts. In 2018, FirstEnergy’s qualified pension and OPEB plan assets experienced losses of $371 million or (4.0)%, compared to gains of $999 million, or 15.1% in 2017, and losses of $472 million, or 8.2% in 2016 and assumed a 7.50% rate of return on plan assets in 2018, 2017 and 2016, which generated $605 million, $478 million and $429 million of expected returns on plan assets, respectively. The expected return on pension and OPEB assets is based on the trusts’ asset allocation targets and the historical performance of risk-based and fixed income securities. The gains or losses generated as a result of the difference between expected and actual returns on plan assets will increase or decrease future net periodic pension and OPEB cost as the difference is recognized annually in the fourth quarter of each fiscal year or whenever a plan is determined to qualify for remeasurement. The expected return on plan assets for 2019 is 7.50%.

During 2018, the Society of Actuaries released its updated mortality improvement scale for pension plans, MP-2018, incorporating SSA mortality data from 2014-2016. The updated improvement scale indicates a slight decline in life expectancy. Due to the additional data on population mortality, the RP2014 mortality table with the projection scale MP-2018 was utilized to determine the 2018 benefit cost and obligation as of December 31, 2018, for the FirstEnergy pension and OPEB plans. The impact of using the projection scale MP-2018 resulted in a decrease in the projected pension benefit obligation of approximately $16 million and was included in the 2018 pension and OPEB mark-to-market adjustment.

Based on discount rates of 4.44% for pension, 4.30% for OPEB and an estimated return on assets of 7.50%, FirstEnergy expects its 2019 pre-tax net periodic benefit credit to be approximately $28 million (excluding any actuarial mark-to-market adjustments that would be recognized in 2019). The following table reflects the portion of pension and OPEB costs that were charged to expense, including any pension and OPEB mark-to-market adjustments, in the three years ended December 31, 2018, 2017, and 2016:

Postemployment Benefits Expense (Credits)	2018	2017	2016
	(In millions)
Pension	$200	$247	$277
OPEB	(158)	(45)	(40)
Total	$42	$202	$237

Health care cost trends continue to increase and will affect future OPEB costs. The composite health care trend rate assumptions were approximately 6.0-5.5% in 2018 and 2017, gradually decreasing to 4.5% in later years. In determining FirstEnergy’s trend rate assumptions, included are the specific provisions of FirstEnergy’s health care plans, the demographics and utilization rates of plan participants, actual cost increases experienced in FirstEnergy’s health care plans, and projections of future medical trend rates. The effects on 2019 pension and OPEB net periodic benefit costs from changes in key assumptions are as follows:

Increase in Net Periodic Benefit Costs from Adverse Changes in Key Assumptions

Assumption	Adverse Change	Pension	OPEB	Total
		(In millions)
Discount rate	Decrease by 0.25%	$288	$15	$303
Long-term return on assets	Decrease by 0.25%	$18	$1	$19
Health care trend rate	Increase by 1.0%	N/A	$22	$22

See Note 5, "Pension and Other Postemployment Benefits," for additional information.

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

See Note 1, "Organization and Basis of Presentation - Asset impairments," for impairments recognized in 2018, 2017 and 2016.

Asset Retirement Obligations

FE recognizes an ARO for the future decommissioning of its nuclear power plant and future remediation of other environmental liabilities associated with all of its long-lived assets. The ARO liability represents an estimate of the fair value of FirstEnergy's current obligation related to nuclear decommissioning and the retirement or remediation of environmental liabilities of other assets. A fair value measurement inherently involves uncertainty in the amount and timing of settlement of the liability. FirstEnergy uses an expected cash flow approach to measure the fair value of the nuclear decommissioning and environmental remediation AROs, considering the expected timing of settlement of the ARO based on the expected economic useful life of associated asset and/or regulatory requirements. The fair value of an ARO is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying value of the long-lived asset and are depreciated over the life of the related asset. In certain circumstances, FirstEnergy has recovery of asset retirement costs and, as such, certain accretion and depreciation is offset against regulatory assets.

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

AROs as of December 31, 2018, are described further in Note 15, "Asset Retirement Obligations."

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

FirstEnergy accounts for uncertainty in income taxes in its financial statements using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. FirstEnergy recognizes interest expense or income related to uncertain tax positions by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken, or expected to be taken, on the tax return. FirstEnergy includes net interest and penalties in the provision for income taxes. See Note 7, "Taxes," for additional information.

On December 22, 2017, the President signed into law the Tax Act, which included significant changes to the Internal Revenue Code of 1986 (as amended, the Code). The more significant changes that impacted FirstEnergy were as follows:

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

At December 31, 2017, FirstEnergy completed its assessment of the accounting for certain effects of the provisions in the Tax Act, and as allowed under SEC Staff Accounting Bulletin 118 (SAB 118), recorded provisional income tax amounts related to depreciation for which the impacts of the Tax Act could not be finalized, but for which a reasonable estimate could be determined. Under the Tax Act, qualified property acquired and placed into service after September 27, 2017 would be eligible for full expensing for all taxpayers other than regulated utilities. On August 3, 2018, the IRS released proposed regulations clarifying the immediate expensing of qualified property, specifically addressing that regulated utility property acquired after September 27, 2017, and placed into service by December 31, 2017, qualifies for full expensing. While not final as of December 31, 2018, corporate taxpayers may rely on the proposed regulations for tax years ending after September 27, 2017. As of December 31, 2018, FirstEnergy has now completed its accounting for all of the enactment-date income tax effects of the Tax Act, resulting in an immaterial adjustment to the provisional income tax amounts recorded at December 31, 2017.

The Tax Act also amended Section 163(j) of the Code, limiting interest expense deductions for corporations, with exemption for certain regulated utilities. On November 26, 2018, the IRS issued proposed regulations implementing Section 163(j), including its application of the rules to consolidated groups with both regulated utility and non-regulated members. Based on its interpretation of these proposed regulations, FirstEnergy has estimated the amount of deductible interest for its consolidated group in 2018 and has recorded a deferred tax asset on the nondeductible portion as it is carried forward with an indefinite life. The deferred tax asset related to the indefinite lived carryforward of nondeductible interest has a full valuation allowance ($60 million) recorded against it as future profitability from sources other than regulated utility businesses is required for utilization. Of this tax effected nondeductible interest, $27 million has been reflected as an uncertain tax position. All tax expense related to nondeductible interest in 2018 has been recorded in discontinued operations as it is entirely attributed to the anticipated inclusion of entities reported in discontinued operations in FirstEnergy's consolidated federal tax return.

Goodwill

In a business combination, the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. FirstEnergy evaluates goodwill for impairment annually on July 31 and more frequently if indicators of impairment arise. In evaluating goodwill for impairment, FirstEnergy assesses qualitative factors to determine whether it is more likely than not (that is, likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying value (including goodwill). If FirstEnergy concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if FirstEnergy concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value or bypasses the qualitative assessment, then the quantitative goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any.

As of July 31, 2018, FirstEnergy performed a qualitative assessment of the Regulated Distribution and Regulated Transmission reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment include: growth rates, interest rates, expected capital expenditures, utility sector market performance and other market considerations. It was determined that the fair values of these reporting units were, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.

See Note 3, "Discontinued Operations", for further discussion of CES' goodwill impairment charges recognized in 2016.

NEW ACCOUNTING PRONOUNCEMENTS

ASU 2014-09, "Revenue from Contracts with Customers" (Issued May 2014 and subsequently updated to address implementation questions): The new revenue recognition guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. FirstEnergy evaluated its revenues and determined the new guidance had immaterial impacts to recognition practices upon adoption on January 1, 2018. As part of the adoption, FirstEnergy elected to apply the new guidance on a modified retrospective basis. FirstEnergy did not record a cumulative effect adjustment to retained earnings for initially applying the new guidance as no revenue recognition differences were identified in the timing or amount of revenue. In addition, upon adoption, certain immaterial financial statement presentation changes were implemented. See Note 2, "Revenue," for additional information on FirstEnergy's revenues.

ASU 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (Issued January 2016 and subsequently updated in 2018): ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. FirstEnergy adopted this standard on January 1, 2018, and recognizes all gains and losses for equity securities in income with the exception of those that are accounted for under the equity method of accounting. The NDT equity portfolios of JCP&L, ME and PN will not be impacted as unrealized gains and losses will continue to be offset against regulatory assets or liabilities. As a result of adopting this standard, FirstEnergy recorded a cumulative effect adjustment to retained earnings of $57 million on January 1, 2018, representing unrealized gains on equity securities with FES NDTs that were previously recorded to AOCI. Following deconsolidation of the FES Debtors, the adoption of this standard is not expected to have a material impact on FirstEnergy's financial statements as the majority of its gains and losses on equity securities are offset against a regulatory asset or liability.

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
ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (Issued March 2017): ASU 2017-07 requires entities to retrospectively (1) disaggregate the current-service-cost component from the other components of net benefit cost (the other components) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only service costs are eligible for capitalization on a prospective basis. FirstEnergy adopted ASU 2017-07 on January 1, 2018. Because the non-service cost components of net benefit cost are no longer eligible for capitalization after December 31, 2017, FirstEnergy has recognized these components in income as a result of adopting this standard. FirstEnergy reclassified approximately $27 million and $6 million of non-service costs from Other operating expenses to Miscellaneous income, net, for the years ended December 31, 2017 and December 31, 2016, respectively.

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

ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" (Issued March 2018): ASU 2018-05, effective 2018, expands income tax accounting and disclosure guidance to include SAB 118 issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the Tax Act and among other things allows for a measurement period not to exceed one year for companies to finalize the provisional amounts recorded as of December 31, 2017. See Note 7, "Taxes," for additional information on FirstEnergy's accounting for the Tax Act.

ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" (Issued August 2018): ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. FirstEnergy early adopted all the provisions of this standard as of December 31, 2018 which are reflected in Note 11, "Fair Value Measurements".

ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" (Issued August 2018): ASU 2018-14 amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. FirstEnergy early adopted ASU 2018-14 as of December 31, 2018 and the provisions of this standard are reflected within Note 5, "Pension and Other Postemployment Benefits".

Recently Issued Pronouncements - The following new authoritative accounting guidance issued by the FASB was not adopted in 2018. Unless otherwise indicated, FirstEnergy is currently assessing the impact such guidance may have on its financial statements and disclosures, as well as the potential to early adopt where applicable. FirstEnergy has assessed other FASB issuances of new standards not described below and has not included these standards based upon the current expectation that such new standards will not significantly impact FirstEnergy's financial reporting.

ASU 2016-02, "Leases (Topic 842)" (Issued February 2016 and subsequently updated to address implementation questions): The new guidance will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets as well as new qualitative and quantitative disclosures. FirstEnergy has implemented a third-party software tool that will assist with the initial adoption and ongoing compliance. The standard provides a number of transition practical expedients that entities may elect. These include a "package of three" expedients that must be taken together and allow entities to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases. A separate practical expedient allows entities to not evaluate land easements under the new guidance at adoption if they were not previously accounted for as leases. Additionally, entities have the option to apply the requirements of the standard in the period of adoption (January 1, 2019) with no restatement of prior periods. FirstEnergy elected all of these practical expedients. Upon adoption, on January 1, 2019, FirstEnergy increased assets and liabilities by approximately $190 million, with no impact to results of operations or cash flows.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (issued June 2016 and subsequently updated): ASU 2016-13 removes all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of FirstEnergy Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FirstEnergy Corp. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 19, 2019

We have served as the Company’s auditor since 2002.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,
(In millions, except per share amounts)	2018	2017	2016

REVENUES:
Distribution services and retail generation	$8,937	$8,685	$8,685
Transmission	1,335	1,307	1,123
Other	989	936	892
Total revenues(1)	11,261	10,928	10,700

OPERATING EXPENSES:
Fuel	538	497	571
Purchased power	3,109	2,926	3,310
Other operating expenses	3,133	2,761	2,579
Provision for depreciation	1,136	1,027	933
Amortization (deferral) of regulatory assets, net	(150)	308	297
General taxes	993	940	913
Impairment of assets (Note 1)	—	41	43
Total operating expenses	8,759	8,500	8,646

OPERATING INCOME	2,502	2,428	2,054

OTHER INCOME (EXPENSE):
Miscellaneous income, net	205	53	44
Pension and OPEB mark-to-market adjustment	(144)	(102)	(102)
Interest expense	(1,116)	(1,005)	(973)
Capitalized financing costs	65	52	55
Total other expense	(990)	(1,002)	(976)

INCOME BEFORE INCOME TAXES	1,512	1,426	1,078

INCOME TAXES	490	1,715	527

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,022	(289)	551

Discontinued operations (Note 3)(2)	326	(1,435)	(6,728)

NET INCOME (LOSS)	$1,348	$(1,724)	$(6,177)

INCOME ALLOCATED TO PREFERRED STOCKHOLDERS (Note 1)	367	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$981	$(1,724)	$(6,177)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic - Continuing Operations	$1.33	$(0.65)	$1.29
Basic - Discontinued Operations	0.66	(3.23)	(15.78)
Basic - Net Income (Loss) Attributable to Common Stockholders	$1.99	$(3.88)	$(14.49)

Diluted - Continuing Operations	$1.33	$(0.65)	$1.29
Diluted - Discontinued Operations	0.66	(3.23)	(15.78)
Diluted - Net Income (Loss) Attributable to Common Stockholders	$1.99	$(3.88)	$(14.49)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	492	444	426
Diluted	494	444	426

(1) Includes excise and gross receipts tax collections of $386 million, $370 million and $378 million in 2018, 2017 and 2016, respectively.

(2) Net of income tax benefit of $1,251 million, $820 million, and $3,582 million in 2018, 2017 and 2016, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(In millions)	2018	2017	2016

NET INCOME (LOSS)	$1,348	$(1,724)	$(6,177)

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(83)	(85)	(59)
Amortized losses on derivative hedges	21	10	8
Change in unrealized gains on available-for-sale securities	(106)	22	55
Other comprehensive income (loss)	(168)	(53)	4
Income taxes (benefits) on other comprehensive income (loss)	(67)	(21)	1
Other comprehensive income (loss), net of tax	(101)	(32)	3

COMPREHENSIVE INCOME (LOSS)	$1,247	$(1,756)	$(6,174)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$367	$588
Restricted cash	62	51
Receivables-
Customers, net of allowance for uncollectible accounts of $50 in 2018 and $49 in 2017	1,221	1,282
Affiliated companies, net of allowance for uncollectible accounts of $920 in 2018	20	—
Other, net of allowance for uncollectible accounts of $2 in 2018 and $1 in 2017	270	170
Materials and supplies, at average cost	252	236
Prepaid taxes and other	175	151
Current assets - discontinued operations	25	632
	2,392	3,110
PROPERTY, PLANT AND EQUIPMENT:
In service	39,469	37,113
Less — Accumulated provision for depreciation	10,793	10,011
	28,676	27,102
Construction work in progress	1,235	999
	29,911	28,101

PROPERTY, PLANT AND EQUIPMENT, NET - DISCONTINUED OPERATIONS	—	1,132

INVESTMENTS:
Nuclear plant decommissioning trusts	790	822
Nuclear fuel disposal trust	256	251
Other	253	255
Investments - discontinued operations	—	1,875
	1,299	3,203

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,618	5,618
Regulatory assets	91	40
Other	752	697
Deferred charges and other assets - discontinued operations	—	356
	6,461	6,711
	$40,063	$42,257
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$503	$558
Short-term borrowings	1,250	300
Accounts payable	965	827
Accrued taxes	533	533
Accrued compensation and benefits	318	257
Collateral	39	39
Other	1,026	621
Current liabilities - discontinued operations	—	978
	4,634	4,113
CAPITALIZATION:
Stockholders’ Equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 511,915,450 and 445,334,111 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	51	44
Preferred stock, $100 par value, authorized 5,000,000 shares, of which 1,616,000 are designated Series A Convertible Preferred - 704,589 shares outstanding as of December 31, 2018	71	—
Other paid-in capital	11,530	10,001
Accumulated other comprehensive income	41	142
Accumulated deficit	(4,879)	(6,262)
Total stockholders' equity	6,814	3,925
Long-term debt and other long-term obligations	17,751	18,687
	24,565	22,612
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,502	3,171
Retirement benefits	2,906	3,975
Regulatory liabilities	2,498	2,720
Asset retirement obligations	812	570
Adverse power contract liability	89	130
Other	2,057	1,438
Noncurrent liabilities - discontinued operations	—	3,528
	10,864	15,532
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 17)
	$40,063	$42,257

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Common Stock		OPIC	AOCI	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
(In millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2016	—	$—	424	$42	$9,952	$171	$2,256	$12,421
Net loss							(6,177)	(6,177)
Other comprehensive income, net of tax						3		3
Stock-based compensation					49			49
Cash dividends declared on common stock							(611)	(611)
Stock Investment Plan and certain share-based benefit plans			2		56			56
Stock issuance (Note 13)			16	2	498			500
Balance, December 31, 2016	—	$—	442	$44	$10,555	$174	$(4,532)	6,241
Net loss							(1,724)	(1,724)
Other comprehensive loss, net of tax						(32)		(32)
Stock-based compensation					36			36
Cash dividends declared on common stock					(639)			(639)
Stock Investment Plan and certain share-based benefit plans			3		56			56
Reclass to liability awards					(7)			(7)
Share-based compensation accounting change							(6)	(6)
Balance, December 31, 2017	—	$—	445	$44	$10,001	$142	$(6,262)	3,925
Net income							1,348	1,348
Other comprehensive loss, net of tax						(101)		(101)
Stock-based compensation					60			60
Stock Investment Plan and certain share-based benefit plans			4	1	61			62
Stock issuance (Note 13)(1)	1.6	162	30	3	2,297			2,462
Cash dividends declared on common stock					(906)			(906)
Cash dividends declared on preferred stock					(71)			(71)
Conversion of Series A Convertible Stock (Note 13)	(0.9)	$(91)	33	3	88			—
Impact of adopting new accounting pronouncements							35	35
Balance, December 31, 2018	0.7	$71	512	$51	$11,530	$41	$(4,879)	$6,814

(1) The Preferred Stock included an embedded conversion option at a price that is below the fair value of the Common Stock on the commitment date. This beneficial conversion feature (BCF), which was approximately $296 million, was recorded to OPIC as well as the amortization of the BCF (deemed dividend) through the period from the issue date to the first allowable conversion date (July 22, 2018) and as such there is no net impact to OPIC for the year ended December 31, 2018. See Note 1, "Organization and Basis of Presentation - Earnings per share," and Note 13,"Capitalization" for additional information on the BCF and the equity issuance.

Dividends declared for each share of common stock and as converted share of preferred stock was $1.82 during 2018 and $1.44 during each 2017 and 2016.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,348	$(1,724)	$(6,177)
Adjustments to reconcile net income (loss) to net cash from operating activities-
Gain on disposal, net of tax (Note 3)	(435)	—	—
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	1,384	1,700	1,974
Impairment of assets and related charges	—	2,399	10,665
Pension trust contributions	(1,250)	—	(382)
Retirement benefits, net of payments	(137)	29	64
Pension and OPEB mark-to-market adjustment	144	141	147
Deferred income taxes and investment tax credits, net	485	839	(3,063)
Asset removal costs charged to income	42	22	54
Unrealized (gain) loss on derivative transactions	(5)	81	9
Gain on sale of investment securities held in trusts	(9)	(63)	(50)
Changes in current assets and liabilities-
Receivables	(248)	(39)	(11)
Materials and supplies	24	(6)	41
Prepaid taxes and other	(61)	30	27
Accounts payable	109	72	(37)
Accrued taxes	—	(9)	61
Accrued compensation and benefits	37	(27)	29
Other current liabilities	(146)	20	56
Cash collateral, net	(1)	27	(116)
Other	129	316	92
Net cash provided from operating activities	1,410	3,808	3,383

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	1,474	4,675	1,976
Short-term borrowings, net	950	—	975
Preferred stock issuance	1,616	—	—
Common stock issuance	850	—	—
Redemptions and Repayments-
Long-term debt	(2,608)	(2,291)	(2,331)
Short-term borrowings, net	—	(2,375)	—
Tender premiums paid on debt redemptions	(89)	—	—
Preferred stock dividend payments	(61)	—	—
Common stock dividend payments	(711)	(639)	(611)
Other	(27)	(72)	(43)
Net cash provided from (used for) financing activities	1,394	(702)	(34)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(2,675)	(2,587)	(2,835)
Nuclear fuel	—	(254)	(232)
Proceeds from asset sales	425	388	15
Sales of investment securities held in trusts	909	2,170	1,678
Purchases of investment securities held in trusts	(963)	(2,268)	(1,789)
Notes receivable from affiliated companies	(500)	—	—
Asset removal costs	(218)	(172)	(145)
Other	4	—	6
Net cash used for investing activities	(3,018)	(2,723)	(3,302)

Net change in cash, cash equivalents and restricted cash	(214)	383	47
Cash, cash equivalents, and restricted cash at beginning of period	643	260	213
Cash, cash equivalents, and restricted cash at end of period	$429	$643	$260

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transaction: stock contribution to pension plan	$—	$—	$500
Non-cash transaction: beneficial conversion feature (Note1)	$296	$—	$—
Non-cash transaction: deemed dividend convertible preferred stock (Note 1)	$(296)	$—	$—
Cash paid (received) during the year -
Interest (net of amounts capitalized)	$1,071	$1,039	$1,050
Income taxes, net of refunds	$49	$53	$(16)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Unless otherwise indicated, defined terms and abbreviations used herein have the meanings set forth in the accompanying Glossary of Terms.

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, AE Supply, MP, PE, WP, and FET and its principal subsidiaries (ATSI, MAIT and TrAIL). In addition, FE holds all of the outstanding equity of other direct subsidiaries including: FirstEnergy Properties, Inc., FEV, FELHC, Inc., GPU Nuclear, Inc., AESC and Allegheny Ventures, Inc.

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s ten utility operating companies comprise one of the nation’s largest investor-owned electric systems, based on serving over six million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include approximately 24,500 miles of lines and two regional transmission operation centers. AGC, JCP&L and MP control 3,790 MWs of total capacity.
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

FE and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation as appropriate and permitted pursuant to GAAP. FE and its subsidiaries consolidate a VIE when it is determined that it is the primary beneficiary (see Note 10, "Variable Interest Entities"). Investments in affiliates over which FE and its subsidiaries have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage of FE's ownership share of the entity’s earnings is reported in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

On September 26, 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement dated August 26, 2018, by and among FirstEnergy, two groups of key FES creditors (collectively, the FES Key Creditor Groups), the FES Debtors and the UCC. The FES Bankruptcy settlement agreement resolves certain claims by FirstEnergy against the FES Debtors and all claims by the FES Debtors and their creditors against FirstEnergy, and includes the following terms, among others:

•	FE will pay certain pre-petition FES and FENOC employee-related obligations, which include unfunded pension obligations and other employee benefits.

•
FE will waive all pre-petition claims (other than those claims under the Tax Allocation Agreement for the 2018 tax year) and certain post-petition claims, against the FES Debtors related to the FES Debtors and their businesses, including the full borrowings by FES under the $500 million secured credit facility, the $200 million credit agreement being used to support surety bonds, the BNSF/CSX rail settlement guarantee, and the FES Debtors' unfunded pension obligations.

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

•
Transfer of the Pleasants Power Station and related assets, including the economic interests therein as of January 1, 2019, and a requirement that FE continue to provide access to the McElroy's Run CCR Impoundment Facility, which is not being transferred. FE will provide certain guarantees for retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility.

•
FirstEnergy agrees to waive all pre-petition claims related to shared services and credit nine-months of the FES Debtors' shared service costs beginning as of April 1, 2018 through December 31, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.

•
FirstEnergy agrees to fund through its pension plan a pension enhancement, subject to a cap, should FES offer a voluntary enhanced retirement package in 2019 and to offer certain other employee benefits.

•
FirstEnergy agrees to perform under the Intercompany Tax Allocation Agreement through the FES Debtors’ emergence from bankruptcy, at which time FirstEnergy will waive a 2017 overpayment for NOLs of approximately $71 million, reverse 2018 estimated payments for NOLs of approximately $88 million and pay the FES Debtors for the use of NOLs in an amount no less than $66 million for 2018 (of which approximately $52 million has been paid through December 31, 2018).

FirstEnergy determined a loss is probable with respect to the FES Bankruptcy and recorded pre-tax charges totaling $877 million in 2018. See Note 3, "Discontinued Operations," for additional information.
The FES Bankruptcy settlement agreement remains subject to satisfaction of certain conditions, most notably the issuance of a final order by the Bankruptcy Court approving the plan or plans of reorganization for the FES Debtors that are acceptable to FirstEnergy consistent with the requirements of the FES Bankruptcy settlement agreement. There can be no assurance that such conditions will be satisfied or the FES Bankruptcy settlement agreement will be otherwise consummated, and the actual outcome of this matter may differ materially from the terms of the agreement described herein. FirstEnergy will continue to evaluate the impact of any new factors on the settlement and their relative impact on the financial statements.
In connection with the FES Bankruptcy settlement agreement, FirstEnergy entered into a separation agreement with the FES Debtors to implement the separation of the FES Debtors and their businesses from FirstEnergy. A business separation committee was established between FirstEnergy and the FES Debtors to review and determine issues that arise in the context of the separation of the FES Debtors’ businesses from those of FirstEnergy.
As contemplated under the FES Bankruptcy settlement agreement, AE Supply entered into an agreement on December 31, 2018, to transfer the 1,300 MW Pleasants Power Station and related assets to FG, while retaining certain specified liabilities. Under the terms of the agreement, FG acquired the economic interests in Pleasants as of January 1, 2019, and AE Supply will operate Pleasants until the transfer is completed. After closing, AE Supply will continue to provide access to the McElroy's Run CCR Impoundment Facility, which is not being transferred, and FE will provide certain guarantees for retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility. The transfer of the Pleasants Power Station is subject to various customary and other closing conditions, including FERC approval of the transaction, the Bankruptcy Court’s approval of the agreement, effectiveness of the FES Bankruptcy settlement agreement and the effectiveness of a plan of reorganization for the FES Debtors in connection with the FES Bankruptcy. There can be no assurance that all closing conditions will be satisfied or that the transfer will be consummated.
Restricted Cash

Restricted cash primarily relates to the consolidated VIE's discussed in Note 10, "Variable Interest Entities." The cash collected from JCP&L, MP, PE and the Ohio Companies' customers is used to service debt of their respective funding companies.
ACCOUNTING FOR THE EFFECTS OF REGULATION

FirstEnergy accounts for the effects of regulation through the application of regulatory accounting to the Utilities, AGC, and the Transmission Companies since their rates are established by a third-party regulator with the authority to set rates that bind customers, are cost-based and can be charged to and collected from customers.

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

The following table provides information about the composition of net regulatory assets and liabilities as of December 31, 2018 and December 31, 2017, and the changes during the year ended December 31, 2018:

Net Regulatory Assets (Liabilities) by Source	December 31, 2018	December 31, 2017	Change
	(In millions)
Regulatory transition costs	$49	$46	$3
Customer payables for future income taxes	(2,725)	(2,765)	40
Nuclear decommissioning and spent fuel disposal costs	(148)	(323)	175
Asset removal costs	(787)	(774)	(13)
Deferred transmission costs	170	187	(17)
Deferred generation costs	202	198	4
Deferred distribution costs	208	258	(50)
Contract valuations	62	118	(56)
Storm-related costs	500	329	171
Other	62	46	16
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(2,407)	$(2,680)	$273

Approximately $503 million and $223 million of regulatory assets, primarily related to storm damage costs, do not earn a current return as of December 31, 2018 and 2017, respectively, and a majority of which are currently being recovered through rates over varying periods depending on the nature of the deferral and the jurisdiction. Additionally, certain regulatory assets, totaling approximately $141 million as of December 31, 2018, are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific order.
CUSTOMER RECEIVABLES

Receivables from customers include retail electric sales and distribution deliveries to residential, commercial and industrial customers for the Utilities. There was no material concentration of receivables as of December 31, 2018 and 2017, with respect to any particular segment of FirstEnergy’s customers. Billed and unbilled customer receivables as of December 31, 2018 and 2017, net of allowance for uncollectible accounts, are included below.

Customer Receivables	December 31, 2018	December 31, 2017
	(In millions)

Billed	$686	$754
Unbilled	535	528
Total	$1,221	$1,282
EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The convertible preferred stock issued in January 2018 (see Note 13, "Capitalization") is considered participating securities since these shares participate in dividends on common stock on an "as-converted" basis. As a result, EPS of common stock is computed using the two-class method required for participating securities.

The two-class method uses an earnings allocation formula that treats participating securities as having rights to earnings that otherwise would have been available only to common stockholders. Under the two-class method, net income attributable to common stockholders is derived by subtracting the following from income from continuing operations:

•	preferred stock dividends,

•	deemed dividends for the amortization of the beneficial conversion feature recognized at issuance of the preferred stock (if any), and

•	an allocation of undistributed earnings between the common stock and the participating securities (convertible preferred stock) based on their respective rights to receive dividends.

Net losses are not allocated to the convertible preferred stock as they do not have a contractual obligation to share in the losses of FirstEnergy. FirstEnergy allocates undistributed earnings based upon income from continuing operations.

The preferred stock includes an embedded conversion option at a price that is below the fair value of the common stock on the commitment date. This beneficial conversion feature, which was approximately $296 million, represents the difference between the fair value per share of the common stock and the conversion price, multiplied by the number of common shares issuable upon conversion. The beneficial conversion feature was amortized as a deemed dividend over the period from the issue date to the first allowable conversion date (July 22, 2018) as a charge to OPIC, since FE is in an accumulated deficit position with no retained earnings to declare a dividend. As noted above, for EPS reporting purposes, this beneficial conversion feature will be reflected in net income (loss) attributable to common stockholders as a deemed dividend. The amount amortized for the year ended December 31, 2018, was $296 million.

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

	Year Ended December 31,
Reconciliation of Basic and Diluted EPS of Common Stock	2018	2017	2016

(In millions, except per share amounts)
EPS of Common Stock
Income from continuing operations	$1,022	$(289)	$551
Less: Preferred dividends	(71)	—	—
Less: Amortization of beneficial conversion feature	(296)	—	—
Less: Undistributed earnings allocated to preferred stockholders(1)	—	—	—
Income from continuing operations available to common stockholders	655	(289)	551
Discontinued operations, net of tax	326	(1,435)	(6,728)
Less: Undistributed earnings allocated to preferred stockholders (1)	—	—	—
Income (loss) from discontinued operations available to common stockholders	326	(1,435)	(6,728)

Net Income (loss) attributable to common stockholders, basic and diluted	$981	$(1,724)	$(6,177)

Share Count information:
Weighted average number of basic shares outstanding	492	444	426
Assumed exercise of dilutive stock options and awards	2	—	—
Weighted average number of diluted shares outstanding	494	444	426

Net Income (loss) attributable to common stockholders, per share:
Income from continuing operations, basic	$1.33	$(0.65)	$1.29
Discontinued operations, basic	0.66	(3.23)	(15.78)
Net income (loss) attributable to common stockholders, basic	$1.99	$(3.88)	$(14.49)

Income from continuing operations, diluted	$1.33	$(0.65)	$1.29
Discontinued operations, diluted	0.66	(3.23)	(15.78)
Net income (loss) attributable to common stockholders, diluted	$1.99	$(3.88)	$(14.49)

(1)
Undistributed earnings were not allocated to participating securities for the year ended December 31, 2018, as income from continuing operations less dividends declared (common and preferred) and deemed dividends were negative.

For the years ended December 31, 2018, 2017 and 2016, approximately 1 million, 3 million and 3 million shares from stock options and awards were excluded from the calculation of diluted shares outstanding, respectively, as their inclusion would be antidilutive, and, in the case of 2017 and 2016, a result of the net loss for the period. Additionally, 26 million shares associated with the assumed conversion of preferred stock were excluded, as their inclusion would be antidilutive to basic EPS from continuing operations.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment reflects original cost (net of any impairments recognized), including payroll and related costs such as taxes, employee benefits, administrative and general costs, and interest costs incurred to place the assets in service. The costs of normal maintenance, repairs and minor replacements are expensed as incurred. FirstEnergy recognizes liabilities for planned major maintenance projects as they are incurred. Property, plant and equipment balances by segment as of December 31, 2018 and 2017, were as follows:

	December 31, 2018
Property, Plant and Equipment	In Service(1)	Accum. Depr.	Net Plant	CWIP	Total
	(In millions)
Regulated Distribution	$27,520	$(8,132)	$19,388	$628	$20,016
Regulated Transmission	11,041	(2,210)	8,831	545	9,376
Corporate/Other	908	(451)	457	62	519
Total	$39,469	$(10,793)	$28,676	$1,235	$29,911

	December 31, 2017
Property, Plant and Equipment	In Service(1)	Accum. Depr.	Net Plant	CWIP	Total
	(In millions)
Regulated Distribution	$25,950	$(7,503)	$18,447	$469	$18,916
Regulated Transmission	10,102	(2,055)	8,047	480	8,527
Corporate/Other	1,061	(453)	608	50	658
Total	$37,113	$(10,011)	$27,102	$999	$28,101

(1) Includes capital leases of $173 million and $190 million as of December 31, 2018 and 2017, respectively.

The major classes of Property, plant and equipment are largely consistent with the segment disclosures above. Regulated Distribution has approximately $2 billion of total regulated generation property, plant and equipment.

FirstEnergy provides for depreciation on a straight-line basis at various rates over the estimated lives of property included in plant in service. The respective annual composite depreciation rates for FirstEnergy were 2.6%, 2.4% and 2.3% in 2018, 2017 and 2016, respectively.

During the third quarter of 2016, FirstEnergy recorded a reduction to depreciation expense of $21 million ($19 million prior to January 1, 2016) that related to prior periods. The out-of-period adjustment related to the utilization of an accelerated useful life for a component of a certain power station. Management determined this adjustment was not material to 2016 or any prior periods.

For the years ended December 31, 2018, 2017 and 2016, capitalized financing costs on FirstEnergy's Consolidated Statements of Income (Loss) include $46 million, $35 million and $37 million, respectively, of allowance for equity funds used during construction and $19 million, $17 million and $18 million, respectively, of capitalized interest.

Jointly Owned Plants

FE, through its subsidiary, AGC, owns an undivided 16.25% interest (487 MWs) in a 3,003 MW pumped storage, hydroelectric station and a 40% interest in its connecting transmission facilities in Bath County, Virginia, operated by the 60% owner, VEPCO, a non-affiliated utility. Net Property, plant and equipment includes $188 million representing AGC's share in this facility as of December 31, 2018. AGC is obligated to pay its share of the costs of this jointly-owned facility in the same proportion as its ownership interests using its own financing. AGC's share of direct expenses of the joint plant is included in FE's operating expenses on the Consolidated Statements of Income (Loss). AGC provides the generation capacity from this facility to its owner, MP.

Asset Retirement Obligations

FE recognizes an ARO for the future decommissioning of its nuclear power plant and future remediation of other environmental liabilities associated with all of its long-lived assets. The ARO liability represents an estimate of the fair value of FirstEnergy's current obligation related to nuclear decommissioning and the retirement or remediation of environmental liabilities of other assets. A fair value measurement inherently involves uncertainty in the amount and timing of settlement of the liability. FirstEnergy uses an expected cash flow approach to measure the fair value of the nuclear decommissioning and environmental remediation AROs, considering the expected timing of settlement of the ARO based on the expected economic useful life of associated asset and/or regulatory requirements. The fair value of an ARO is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying value of the long-lived asset and are depreciated over the life of the related asset. In certain circumstances, FirstEnergy has recovery of asset retirement costs and, as such, certain accretion and depreciation is offset against regulatory assets.

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

AROs as of December 31, 2018, are described further in Note 15, "Asset Retirement Obligations."

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

Asset impairments associated with a discontinued operation (a portion of AE Supply, FES, FENOC and BSPC) are recognized in discontinued operations. See Note 3, "Discontinued Operations".

2017 Impairments

As described in Note 16, "Regulatory Matters," on October 13, 2017, MAIT and certain parties filed a settlement agreement with FERC. As a result of the settlement agreement, MAIT recorded a pre-tax impairment charge of $13 million in the third quarter of 2017.

As described in Note 16, "Regulatory Matters," on December 21, 2017, JCP&L and certain parties filed a settlement agreement with FERC. As a result of the settlement agreement, JCP&L recorded a pre-tax impairment charge of $28 million in the fourth quarter of 2017.

2016 Impairments

During 2016, FirstEnergy recognized an impairment of approximately $43 million primarily associated with AE Supply's investment in OVEC.
GOODWILL

In a business combination, the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. FirstEnergy's reporting units are consistent with its reportable segments and consist of Regulated Distribution and Regulated Transmission. The following table presents goodwill by reporting unit as of December 31, 2018:

	Regulated Distribution	Regulated Transmission	Consolidated
	(In millions)
Goodwill	$5,004	$614	$5,618

FirstEnergy tests goodwill for impairment annually as of July 31 and considers more frequent testing if indicators of potential impairment arise.

As of July 31, 2018, FirstEnergy performed a qualitative assessment of the Regulated Distribution and Regulated Transmission reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment include: growth rates, interest rates, expected capital expenditures, utility sector market performance and other market considerations. It was determined that the fair values of these reporting units were, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.
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

Generally, unrealized gains and losses on equity securities are recognized in income whereas unrealized gains and losses on AFS debt securities are recognized in AOCI. However, the NDTs of JCP&L, ME and PN are subject to regulatory accounting with all gains and losses on equity and AFS debt securities offset against regulatory assets. The fair values of FirstEnergy’s investments are disclosed in Note 11, "Fair Value Measurements."

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
NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

ASU 2014-09, "Revenue from Contracts with Customers" (Issued May 2014 and subsequently updated to address implementation questions): The new revenue recognition guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. FirstEnergy evaluated its revenues and determined the new guidance had immaterial impacts to recognition practices upon adoption on January 1, 2018. As part of the adoption, FirstEnergy elected to apply the new guidance on a modified retrospective basis. FirstEnergy did not record a cumulative effect adjustment to retained earnings for initially applying the new guidance as no revenue recognition differences were identified in the timing or amount of revenue. In addition, upon adoption, certain immaterial financial statement presentation changes were implemented. See Note 2, "Revenue," for additional information on FirstEnergy's revenues.

ASU 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (Issued January 2016 and subsequently updated in 2018): ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. FirstEnergy adopted this standard on January 1, 2018, and recognizes all gains and losses for equity securities in income with the exception of those that are accounted for under the equity method of accounting. The NDT equity portfolios of JCP&L, ME and PN will not be impacted as unrealized gains and losses will continue to be offset against regulatory assets or liabilities. As a result of adopting this standard, FirstEnergy recorded a cumulative effect adjustment to retained earnings of $57 million on January 1, 2018, representing unrealized gains on equity securities with FES NDTs that were previously recorded to AOCI. Following deconsolidation of the FES Debtors, the adoption of this standard is not expected to have a material impact on FirstEnergy's financial statements as the majority of its gains and losses on equity securities are offset against a regulatory asset or liability.

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
ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (Issued March 2017): ASU 2017-07 requires entities to retrospectively (1) disaggregate the current-service-cost component from the other components of net benefit cost (the other components) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only service costs are eligible for capitalization on a prospective basis. FirstEnergy adopted ASU 2017-07 on January 1, 2018. Because the non-service cost components of net benefit cost are no longer eligible for capitalization after December 31, 2017, FirstEnergy has recognized these components in income as a result of adopting this standard. FirstEnergy reclassified approximately $27 million and $6 million of non-service costs from Other operating expenses to Miscellaneous income, net, for the years ended December 31, 2017 and December 31, 2016, respectively.

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

ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" (Issued March 2018): ASU 2018-05, effective 2018, expands income tax accounting and disclosure guidance to include SAB 118 issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the Tax Act and among other things allows for a measurement period not to exceed one year for companies to finalize the provisional amounts recorded as of December 31, 2017. See Note 7, "Taxes," for additional information on FirstEnergy's accounting for the Tax Act.

ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" (Issued August 2018): ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. FirstEnergy early adopted all the provisions of this standard as of December 31, 2018 which are reflected in Note 11, "Fair Value Measurements".

ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" (Issued August 2018): ASU 2018-14 amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. FirstEnergy early adopted ASU 2018-14 as of December 31, 2018 and the provisions of this standard are reflected within Note 5, "Pension and Other Postemployment Benefits".
Recently Issued Pronouncements - The following new authoritative accounting guidance issued by the FASB was not adopted in 2018. Unless otherwise indicated, FirstEnergy is currently assessing the impact such guidance may have on its financial statements and disclosures, as well as the potential to early adopt where applicable. FirstEnergy has assessed other FASB issuances of new standards not described below and has not included these standards based upon the current expectation that such new standards will not significantly impact FirstEnergy's financial reporting.

ASU 2016-02, "Leases (Topic 842)" (Issued February 2016 and subsequently updated to address implementation questions): The new guidance will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets as well as new qualitative and quantitative disclosures. FirstEnergy has implemented a third-party software tool that will assist with the initial adoption and ongoing compliance. The standard provides a number of transition practical expedients that entities may elect. These include a "package of three" expedients that must be taken together and allow entities to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases. A separate practical expedient allows entities to not evaluate land easements under the new guidance at adoption if they were not previously accounted for as leases. Additionally, entities have the option to apply the requirements of the standard in the period of adoption (January 1, 2019) with no restatement of prior periods. FirstEnergy elected all of these practical expedients. Upon adoption, on January 1, 2019, FirstEnergy increased assets and liabilities by approximately $190 million, with no impact to results of operations or cash flows.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (issued June 2016 and subsequently updated): ASU 2016-13 removes all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018.

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

FirstEnergy’s revenues are primarily derived from electric service provided by its Utilities and Transmission subsidiaries.

The following tables represent a disaggregation of revenue from contracts with customers for the year ended December 31, 2018, by type of service from each reportable segment:

Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$5,159	$—	$(104)	$5,055
Retail generation	3,936	—	(54)	3,882
Wholesale sales(2)	502	—	22	524
Transmission(2)	—	1,335	—	1,335
Other	144		4	148
Total revenues from contracts with customers	$9,741	$1,335	$(132)	$10,944
ARP	254	—	—	254
Other non-customer revenue	108	18	(63)	63
Total revenues	$10,103	$1,353	$(195)	$11,261

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $147 million in net reductions to revenue related to amounts subject to refund resulting from the Tax Act ($131 million at Regulated Distribution and $16 million at Regulated Transmission).

Other non-customer revenue primarily includes revenue from derivatives and late payment charges of $18 million and $39 million, respectively, for the year ended December 31, 2018.

Regulated Distribution

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies and also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey. Each of the Utilities earns revenue from state-regulated rate tariffs under which it provides distribution services to residential, commercial and industrial customers in its service territory. The Utilities are obligated under the regulated construct to deliver power to customers reliably, as it is needed, which creates an implied monthly contract with the end-use customer. See Note 16 "Regulatory Matters," for additional information on rate recovery mechanisms. Distribution and electric revenues are recognized over time as electricity is distributed and delivered to the customer and the customers consume the electricity immediately as delivery occurs.

Retail generation sales relate to POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland, as well as generation sales in West Virginia that are regulated by the WVPSC. Certain of the Utilities have default service obligations to provide power to non-shopping customers who have elected to continue to receive service under regulated retail tariffs. The volume of these sales varies depending on the level of shopping that occurs. Supply plans vary by state and by service territory. Default service for the Ohio Companies, Pennsylvania Companies, JCP&L and PE's Maryland jurisdiction are provided through a competitive procurement process approved by each state's respective commission. Retail generation revenues are recognized over time as electricity is delivered and consumed immediately by the customer.

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the year ended December 31, 2018, by class:

Revenues by Customer Class

(In millions)
Residential	$5,598
Commercial	2,350
Industrial	1,056
Other	91
Total	$9,095

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

Regulated Transmission

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies, as well as stated transmission rates at JCP&L, MP, PE and WP. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. Revenue requirements under stated rates are calculated annually by multiplying the highest one-hour peak load in each respective transmission zone by the approved, stated rate in that zone. Revenues and cash receipts for the stand-ready obligation of providing transmission service are recognized ratably over time.

Effective January 1, 2018, JCP&L is subject to a FERC-approved settlement agreement that provides an annual revenue requirement of $155 million through December 31, 2019 which is recognized ratably as revenue over time.

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the year ended December 31, 2018, by transmission owner:

Revenues from Contracts with Customers by Transmission Asset Owner
(In millions)
ATSI	$664
TrAIL	237
MAIT	150
Other	284
Total	$1,335

3. DISCONTINUED OPERATIONS

FES, FENOC, BSPC and a portion of AE Supply (including the Pleasants Power Station), representing substantially all of FirstEnergy’s operations that previously comprised the CES reportable operating segment, are presented as discontinued operations in FirstEnergy’s consolidated financial statements resulting from the FES Bankruptcy and actions taken as part of the strategic review to exit commodity-exposed generation, as discussed below. During the third quarter of 2018, the Pleasants Power Station was reclassified to discontinued operations following its inclusion in the FES Bankruptcy settlement agreement for the benefit of FES' creditors. Prior period results have been reclassified to conform with such presentation as discontinued operations.

FES and FENOC Chapter 11 Bankruptcy Filing

As discussed in Note 1, "Organization and Basis of Presentation," on March 31, 2018, FES and FENOC announced the FES Bankruptcy. FirstEnergy concluded that it no longer has a controlling interest in the FES Debtors, as the entities are subject to the jurisdiction of the Bankruptcy Court and, accordingly, as of March 31, 2018, FES and FENOC were deconsolidated from FirstEnergy's consolidated financial statements, and FirstEnergy has accounted and will account for its investments in FES and FENOC at fair values of zero. In connection with the disposal and the FES Bankruptcy settlement agreement approved by the Bankruptcy Court in September 2018, as further discussed in Note 1, "Organization and Basis of Presentation," FE recorded an after-tax gain on disposal of $435 million in 2018.
By eliminating a significant portion of its competitive generation fleet with the deconsolidation of the FES Debtors, FirstEnergy has concluded the FES Debtors meet the criteria for discontinued operations, as this represents a significant event in management’s strategic review to exit commodity-exposed generation and transition to a fully regulated company.
FES Borrowings from FE
On March 9, 2018, FES borrowed $500 million from FE under the secured credit facility, dated as of December 6, 2016, among FES, as Borrower, FG and NG as guarantors, and FE, as lender, which fully utilized the committed line of credit available under the secured credit facility. Following deconsolidation of FES, FE fully reserved for the $500 million associated with the borrowings under the secured credit facility. Under the terms of the FES Bankruptcy settlement agreement discussed below, FE will release any and all claims against the FES Debtors with respect to the $500 million borrowed under the secured credit facility.

On March 16, 2018, FES and FENOC withdrew from the unregulated companies' money pool, which included FE, FES and FENOC. Under the terms of the FES Bankruptcy settlement agreement, FE reinstated $88 million for 2018 estimated payments for NOLs applied against the FES Debtor’s position in the unregulated companies’ money pool prior to their withdrawal on March 16, 2018, which increased the amount the FES Debtors owed FE under the money pool to $92 million. In addition, as of March 31, 2018, AE Supply had a $102 million outstanding unsecured promissory note owed from FES. Following deconsolidation of FES and FENOC on March 31, 2018 and given the terms of the FES Bankruptcy settlement agreement, FE fully reserved the $92 million associated with the outstanding unsecured borrowings under the unregulated companies' money pool and the $102 million associated with the AE Supply unsecured promissory note, under the terms of the FES Bankruptcy settlement agreement, FirstEnergy will release any and all claims against the FES Debtors with respect to the $92 million owed under the unregulated money pool and $102 million unsecured promissory note. As of December 31, 2018, approximately $24 million of interest was accrued and subsequently reserved.
Services Agreements
Pursuant to the FES Bankruptcy settlement agreement, FirstEnergy entered into an amended and restated shared services agreement with the FES Debtors to extend the availability of shared services until no later than June 30, 2020, subject to reductions in services if requested by the FES Debtors. Under the amended shared services agreement, and consistent with the prior shared services agreements, costs are directly billed or assigned at no more than cost. In addition to providing for certain notice requirements and other terms and conditions, the agreement provides for a credit to the FES Debtors in an amount up to $112.5 million for charges incurred for services provided under prior shared services agreements and the amended shared services agreement from April 1, 2018 through December 31, 2018. As of December 31, 2018, approximately $169 million has been incurred since April 2018, which fully utilized the agreed credit and beyond and which $1 million has been paid by FES. The entire credit for shared services provided to the FES Debtors ($112.5 million) has been recognized by FE as a loss from discontinued operations as of December 31, 2018.
In addition, on March 16, 2018, FES, FENOC and FESC entered into the FirstEnergy Solutions Money Pool Agreement for FESC to assist FES and FENOC with certain treasury support services under the shared service agreement. FESC is a party to the FirstEnergy Solutions Money Pool Agreement solely in the role as administrator of the money pool arrangement thereunder.
Benefit Obligations
FirstEnergy will retain certain obligations for the FES Debtors' employees for services provided prior to emergence from bankruptcy. The retention of this obligation at March 31, 2018, resulted in a net liability of $820 million (including EDCP, pension and OPEB) with a corresponding loss from discontinued operations. EDCP and pension/OPEB service costs earned by the FES Debtors' employees during bankruptcy are billed under the shared services agreement. As FE continues to provide pension benefits to FES/FENOC employees, all components of pension cost, including the mark to market, are seen as providing ongoing services and are reported in the continuing operations of FE, subsequent to the bankruptcy filing.

Guarantees provided by FE
FE previously guaranteed FG's remaining payments due to CSX and BNSF in connection with the definitive settlement of a coal transportation agreement dispute. As of March 31, 2018, FE recorded an obligation for this guarantee in other current liabilities with a corresponding loss from discontinued operations. On April 6, 2018, FE paid the remaining $72 million owed under the FES Bankruptcy settlement agreement. In addition, as of March 31, 2018, FE recorded, and on May 11, 2018, paid a $58 million obligation for a sale-leaseback indemnity in other current liabilities with a corresponding loss from discontinued operations. Under the terms of the FES Bankruptcy settlement agreement, FE will release all claims against the FES Debtors with respect to these guaranteed amounts.
Purchase Power
FES at times provides power through affiliated company power sales to meet a portion of the Utilities' POLR and default service requirements and provide power to certain affiliates' facilities. As of December 31, 2018, the Utilities owed FES approximately $27 million related to these purchases. The terms and conditions of the power purchase agreements are generally consistent with industry practices and other similar third-party arrangements. The Utilities purchased and recognized in continuing operations approximately $318 million of power purchases from FES for the year ended December 31, 2018.
Income Taxes
Until the FES Debtors emerge from bankruptcy, the FES Debtors will remain parties to the intercompany income tax allocation agreement with FE and its other subsidiaries, which provides for the allocation of consolidated tax liabilities. Net tax benefits attributable to FE are generally reallocated to the subsidiaries of FirstEnergy that have taxable income. Under the terms of the FES Bankruptcy settlement agreement, FE agreed to waive settlement of the 2017 overpayment made to the FES Debtors and pay a minimum of $66 million to the FES Debtors for the 2018 tax year (approximately $52 million in estimated tax payments have been paid through December 31, 2018).

For U.S. federal income taxes, until emergence from bankruptcy, the FES Debtors will continue to be consolidated in FirstEnergy’s tax return and taxable income will be determined based on the tax basis of underlying individual net assets. Deferred taxes previously recorded on the inside basis differences may not represent the actual tax consequence for the outside basis difference, causing a recharacterization of an existing consolidated-return NOL as a future worthless stock deduction. FirstEnergy currently estimates a future worthless stock deduction of approximately $4.8 billion ($1.0 billion, net of tax) and is net of unrecognized tax benefits of $418 million ($88 million, net of tax). The estimated worthless stock deduction is contingent upon the emergence of the FES Debtors from the FES Bankruptcy and such amounts may be materially impacted by future events.

Because the FES Debtors remain part of FirstEnergy's consolidated tax return until emergence from bankruptcy, certain impacts of the Tax Act that otherwise would not occur on a consolidated basis have been reflected in discontinued operations. Specifically, all tax expense ($60 million) related to nondeductible interest in 2018 has been recorded in discontinued operations as it is entirely attributed to the anticipated inclusion of the FES Debtors in the FirstEnergy consolidated tax return. See further discussion in Note 7, "Taxes".

See Note 1, "Organization and Basis of Presentation," for further discussion of the settlement among FirstEnergy, the FES Key Creditor Groups, the FES Debtors and the UCC.

Competitive Generation Asset Sales

FirstEnergy announced in January 2017 that AE Supply and AGC had entered into an asset purchase agreement with a subsidiary of LS Power, as amended and restated in August 2017, to sell four natural gas generating plants, AE Supply's interest in the Buchanan Generating facility and approximately 59% of AGC's interest in Bath County (1,615 MWs of combined capacity). On December 13, 2017, AE Supply completed the sale of the natural gas generating plants. On March 1, 2018, AE Supply completed the sale of the Buchanan Generating Facility. On May 3, 2018, AE Supply and AGC completed the sale of approximately 59% of AGC's interest in Bath County. In connection with its obligations under the asset purchase agreement, proceeds from the sales were used to redeem $405 million aggregate principal amount of outstanding AE Supply and AGC senior notes, which required payment of approximately $89 million in make-whole premiums, and AE Supply caused the redemption of approximately $142 million aggregate principal amount of PCRBs. Also, on May 3, 2018, following closing of the sale by AGC of a portion of its ownership interest in Bath County, AGC completed the redemption of AE Supply's shares in AGC and AGC became a wholly owned subsidiary of MP.

On March 9, 2018, BSPC and FG entered into an asset purchase agreement with Walleye Power, LLC (formerly Walleye Energy, LLC), for the sale of the Bay Shore Generating Facility, including the 136 MW Bay Shore Unit 1 and other retired coal-fired generating equipment owned by FG. The Bankruptcy Court approved the sale on July 13, 2018, and the transaction was completed on July 31, 2018.

As contemplated under the FES Bankruptcy settlement agreement, AE Supply entered into an agreement on December 31, 2018, to transfer the 1,300 MW Pleasants Power Station and related assets to FG, while retaining certain specified liabilities. Under the terms of the agreement, FG acquired the economic interests in Pleasants as of January 1, 2019, and AE Supply will operate Pleasants until the transfer is completed. After closing, AE Supply will continue to provide access to the McElroy's Run CCR Impoundment Facility, which is not being transferred, and FE will provide certain guarantees for retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility. The transfer of the Pleasants Power Station is subject to various customary and other closing conditions, including FERC approval of the transaction, the Bankruptcy Court’s approval of the agreement, effectiveness of the FES Bankruptcy settlement agreement and the effectiveness of a plan of reorganization for the FES Debtors in connection with the FES Bankruptcy. There can be no assurance that all closing conditions will be satisfied or that the transfer will be consummated.
Individually, the AE Supply and BSPC asset sales and Pleasants Power Station transfer did not qualify for reporting as discontinued operations. However, in the aggregate, the transactions were part of management’s strategic review to exit commodity-exposed generation and, when considered with FES' and FENOC’s bankruptcy filings on March 31, 2018, represent a collective elimination of substantially all of FirstEnergy’s competitive generation fleet and meet the criteria for discontinued operations.

Summarized Results of Discontinued Operations
Summarized results of discontinued operations for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Years Ended December 31,
(In millions)	2018	2017	2016

Revenues	$989	$3,055	$3,794
Fuel	(304)	(879)	(1,073)
Purchased power	(84)	(268)	(533)
Other operating expenses	(435)	(1,499)	(1,263)
Provision for depreciation	(96)	(109)	(378)
General taxes	(35)	(103)	(129)
Impairment of assets(2)	—	(2,358)	(10,622)
Other expense, net	(83)	(94)	(106)
Loss from discontinued operations, before tax	(48)	(2,255)	(10,310)
Income tax expense (benefit)(1)	61	(820)	(3,582)
Loss from discontinued operations, net of tax	(109)	(1,435)	(6,728)
Gain on disposal of FES and FENOC, net of tax	435	—	—
Income (Loss) from discontinued operations	$326	$(1,435)	$(6,728)
(1) In conjunction with the sale of an interest in Bath County, AGC wrote off and recognized as a benefit in discontinued operations in the second quarter of 2018 its excess deferred tax liabilities of $32 million, created from the Tax Act, since they are not required to be refunded to ratepayers. Nondeductible interest of $60 million in 2018 has been recorded in discontinued operations as it is entirely attributed to the anticipated inclusion of the FES Debtors in the FirstEnergy consolidated tax return. See further discussion in Note 7, "Taxes".
(2) Impairment of assets included in discontinued operations for the year ended December 31, 2017 include amounts related to impairment of the FES nuclear facilities, the Pleasants Power Station ($120 million in the fourth quarter of 2017), and the competitive asset generation sale ($193 million during 2017). Amounts included for the year ended December 31, 2016, include impairment of FES coal and nuclear plants and goodwill associated with AE Supply and FES, as well as other competitive assets including materials and supplies.
The gain on disposal that was recognized in the year ended December 31, 2018, consisted of the following:

(In millions)
Removal of investment in FES and FENOC	$2,193
Assumption of benefit obligations retained at FE	(820)
Guarantees and credit support provided by FE	(139)
Reserve on receivables and allocated Pension/OPEB mark-to-market	(914)
Settlement consideration and services credit	(1,197)
Loss on disposal of FES and FENOC, before tax	(877)
Income tax benefit, including estimated worthless stock deduction	1,312
Gain on disposal of FES and FENOC, net of tax	$435

The following table summarizes the major classes of assets and liabilities as discontinued operations as of December 31, 2018, and 2017:

(In millions)	December 31, 2018	December 31, 2017

Carrying amount of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$—	$1
Restricted cash	—	3
Receivables	—	202
Materials and supplies	25	227
Prepaid taxes and other	—	199
Total current assets	25	632

Property, plant and equipment	—	1,132
Investments	—	1,875
Other noncurrent assets	—	356
Total noncurrent assets	—	3,363
Total assets included in discontinued operations	$25	$3,995

Carrying amount of the major classes of liabilities included in discontinued operations:
Currently payable long-term debt	$—	$524
Accounts payable	—	200
Accrued taxes	—	38
Accrued compensation and benefits	—	79
Other current liabilities	—	137
Total current liabilities	—	978

Long-term debt and other long-term obligations	—	2,428
Accumulated deferred income taxes (1)	—	(1,812)
Asset retirement obligations	—	1,945
Deferred gain on sale and leaseback transaction	—	723
Other noncurrent liabilities	—	244
Total noncurrent liabilities	—	3,528
Total liabilities included in discontinued operations	$—	$4,506

(1) Represents an increase in FirstEnergy's ADIT liability as an ADIT asset was removed upon deconsolidation of FES and FENOC.

FirstEnergy's Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of cash flow items as discontinued operations for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
(In millions)	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from discontinued operations	$326	$(1,435)	$(6,728)
Gain on disposal, net of tax	(435)	—	—
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	110	333	669
Deferred income taxes and investment tax credits, net	61	(842)	(3,582)
Unrealized (gain) loss on derivative transactions	(10)	81	9

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(27)	(317)	(615)
Nuclear fuel	—	(254)	(232)
Sales of investment securities held in trusts	109	940	717
Purchases of investment securities held in trusts	(122)	(999)	(783)

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI for the years ended December 31, 2018, 2017 and 2016, for FirstEnergy are shown in the following table:

	Gains & Losses on Cash Flow Hedges	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance, January 1, 2016	$(33)	$18	$186	$171

Other comprehensive income before reclassifications	—	106	13	119
Amounts reclassified from AOCI	8	(51)	(72)	(115)
Other comprehensive income (loss)	8	55	(59)	4
Income tax (benefits) on other comprehensive income (loss)	3	21	(23)	1
Other comprehensive income (loss), net of tax	5	34	(36)	3

AOCI Balance, December 31, 2016	$(28)	$52	$150	$174

Other comprehensive income before reclassifications	—	85	(11)	74
Amounts reclassified from AOCI	10	(63)	(74)	(127)
Other comprehensive income (loss)	10	22	(85)	(53)
Income tax (benefits) on other comprehensive income (loss)	4	7	(32)	(21)
Other comprehensive income (loss), net of tax	6	15	(53)	(32)

AOCI Balance, December 31, 2017	$(22)	$67	$97	$142

Other comprehensive income before reclassifications	—	(97)	(9)	(106)
Amounts reclassified from AOCI	8	(1)	(74)	(67)
Deconsolidation of FES and FENOC	13	(8)	—	5
Other comprehensive income (loss)	21	(106)	(83)	(168)
Income tax (benefits) on other comprehensive income (loss)	10	(39)	(38)	(67)
Other comprehensive income (loss), net of tax	11	(67)	(45)	(101)

AOCI Balance, December 31, 2018	$(11)	$—	$52	$41

The following amounts were reclassified from AOCI for FirstEnergy in the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,			Affected Line Item in Consolidated Statements of Income (Loss)
Reclassifications from AOCI (1)	2018 (3)	2017	2016
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$1	$2	$—	Other operating expenses
Long-term debt	7	8	8	Interest expense
	8	10	8	Total before taxes
	(2)	(4)	(3)	Income taxes
	$6	$6	$5	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$(1)	$(40)	$(32)	Discontinued Operations

Defined benefit pension and OPEB plans
Prior-service costs	$(74)	$(74)	$(72)	(2)
	19	28	27	Income taxes
	$(55)	$(46)	$(45)	Net of tax

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
5. PENSION AND OTHER POSTEMPLOYMENT BENEFITS
FirstEnergy provides noncontributory qualified defined benefit pension plans that cover substantially all of its employees and non-qualified pension plans that cover certain employees. The plans provide defined benefits based on years of service and compensation levels. Under the cash-balance portion of the Pension Plan (for employees hired on or after January 1, 2014), FirstEnergy makes contributions to eligible employee retirement accounts based on a pay credit and an interest credit.  In addition, FirstEnergy provides a minimum amount of noncontributory life insurance to retired employees in addition to optional contributory insurance. Health care benefits, which include certain employee contributions, deductibles and co-payments, are also available upon retirement to certain employees, their dependents and, under certain circumstances, their survivors. FirstEnergy recognizes the expected cost of providing pension and OPEB to employees and their beneficiaries and covered dependents from the time employees are hired until they become eligible to receive those benefits. FirstEnergy also has obligations to former or inactive employees after employment, but before retirement, for disability-related benefits.
FirstEnergy recognizes a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. The remaining components of pension and OPEB expense, primarily service costs, interest on obligations, assumed return on assets and prior service costs, are recorded on a monthly basis. The pension and OPEB mark-to-market adjustment for the years ended December 31, 2018, 2017, and 2016 were $145 million, $141 million, and $147 million, respectively. Of these amounts, approximately $1 million, $39 million, and $45 million, are included in discontinued operations for the years ended December 31, 2018, 2017, and 2016, respectively. In 2018, the pension and OPEB mark-to-market adjustment primarily reflects a 69 bps increase in the discount rate used to measure benefit obligations and lower than expected asset returns.

FirstEnergy’s pension and OPEB funding policy is based on actuarial computations using the projected unit credit method. In January 2018, FirstEnergy satisfied its minimum required funding obligations to its qualified pension plan of $500 million and addressed anticipated required funding obligations through 2020 to its pension plan with an additional contribution of $750 million. On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. As a result of this contribution, FirstEnergy expects no required contributions through 2021. In 2016, FirstEnergy satisfied its minimum required funding obligations of $382 million and addressed 2017 funding obligations to its qualified pension plan with total contributions of $882 million (of which $138 million was cash contributions from FES), including $500 million of FE common stock contributed to the qualified pension plan on December 13, 2016.
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

FirstEnergy’s assumed rate of return on pension plan assets considers historical market returns and economic forecasts for the types of investments held by the pension trusts. In 2018, FirstEnergy’s pension and OPEB plan assets experienced losses of $371 million, or (4.0)%, compared to gains of $999 million, or 15.1%, in 2017 and losses of $472 million, or 8.2%, in 2016, and assumed a 7.50% rate of return for 2018, 2017 and 2016 which generated $605 million, $478 million and $429 million of expected returns on plan assets, respectively. The expected return on pension and OPEB assets is based on the trusts’ asset allocation targets and the historical performance of risk-based and fixed income securities. The gains or losses generated as a result of the difference between expected and actual returns on plan assets will increase or decrease future net periodic pension and OPEB cost as the difference is recognized annually in the fourth quarter of each fiscal year or whenever a plan is determined to qualify for remeasurement.

During 2018, the Society of Actuaries released its updated mortality improvement scale for pension plans, MP-2018, incorporating SSA mortality data from 2014-2016. The updated improvement scale indicates a slight decline in life expectancy. Due to the additional data on population mortality, the RP2014 mortality table with the projection scale MP-2018 was utilized to determine the 2018 benefit cost and obligation as of December 31, 2018, for the FirstEnergy pension and OPEB plans. The impact of using the projection scale MP-2018 resulted in a decrease in the projected pension benefit obligation of approximately $16 million and was included in the 2018 pension and OPEB mark-to-market adjustment.

Effective in 2019, FirstEnergy changed the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for pension and OPEB plans. Historically, FirstEnergy estimated these components utilizing a single, weighted average discount rate derived from the yield curve used to measure the benefit obligation. FirstEnergy has elected to use a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows, as this provides a better estimate of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change did not affect the measurement of total benefit obligations or annual net period benefit cost and the change in service and interest cost is offset in the actuarial mark-to-market adjustment reported. This election is considered a change in estimate and, accordingly, accounted prospectively.
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

Also in 2018, the FE Tomorrow cost cutting initiative was implemented to define the corporate services FirstEnergy would need to support its regulated business once the company exited commodity-exposed generation. Through the initiative, FirstEnergy sought to ensure the company has the right talent, organizational and cost structure to efficiently service customers and achieve its earnings growth targets. In support of the FE Tomorrow initiative, more than 80% of eligible employees, totaling nearly 500 people in the shared services, utility services and sustainability organizations, accepted a voluntary enhanced retirement package that included severance compensation and a temporary pension enhancement, with most employees having already retired. Management expects the cost savings resulting from the FE Tomorrow initiative to support the company's growth targets.

	Pension		OPEB
Obligations and Funded Status - Qualified and Non-Qualified Plans	2018	2017	2018	2017
	(In millions)
Change in benefit obligation:
Benefit obligation as of January 1	$10,167	$9,426	$731	$711

Service cost	224	208	5	5
Interest cost	372	390	25	27
Plan participants’ contributions	—	—	3	4
Plan amendments	5	11	5	—
Special termination benefits	31	—	8	—
Medicare retiree drug subsidy	—	—	1	1
Annuity purchase	(129)	—	—	—
Actuarial (gain) loss	(710)	610	(121)	32
Benefits paid	(498)	(478)	(49)	(49)
Benefit obligation as of December 31	$9,462	$10,167	$608	$731

Change in fair value of plan assets:
Fair value of plan assets as of January 1	$6,704	$6,213	$439	$420
Actual return on plan assets	(363)	950	(8)	49
Annuity purchase	(129)	—	—	—
Company contributions	1,270	18	22	16
Plan participants’ contributions	—	—	3	4
Benefits paid	(498)	(477)	(48)	(50)
Fair value of plan assets as of December 31	$6,984	$6,704	$408	$439

Funded Status:
Qualified plan	$(2,093)	$(3,043)	$—	$—
Non-qualified plans	(385)	(420)	—	—
Funded Status	$(2,478)	$(3,463)	$(200)	$(292)

Accumulated benefit obligation	$8,951	$9,583	$—	$—

Amounts Recognized on the Balance Sheet:
Noncurrent assets	$14	$—	$—	$—
Current liabilities	(20)	(19)	—	—
Noncurrent liabilities	(2,472)	(3,444)	(200)	(292)
Net liability as of December 31	$(2,478)	$(3,463)	$(200)	$(292)

Amounts Recognized in AOCI:
Prior service cost (credit)	$30	$32	$(121)	$(206)

Assumptions Used to Determine Benefit Obligations
(as of December 31)
Discount rate	4.44%	3.75%	4.30%	3.50%
Rate of compensation increase	4.10%	4.20%	N/A	N/A
Cash balance weighted average interest crediting rate	3.34%	2.88%	N/A	N/A

Assumed Health Care Cost Trend Rates
(as of December 31)
Health care cost trend rate assumed (pre/post-Medicare)	6.0-5.5%	6.0-5.5%	6.0-5.5%	6.0-5.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2028	2027	2028	2027

Allocation of Plan Assets (as of December 31)
Equity securities	36%	42%	48%	50%
Bonds	34%	32%	35%	33%
Absolute return strategies	11%	10%	—%	—%
Real estate funds	10%	9%	—%	—%
Derivatives	2%	—%	—%	—%
Private equity funds	2%	1%	—%	—%
Cash and short-term securities	5%	6%	17%	17%
Total	100%	100%	100%	100%

Components of Net Periodic Benefit Costs for Years Ended December 31,	Pension			OPEB
	2018	2017	2016	2018	2017	2016
	(In millions)
Service cost	$224	$208	$191	$5	$5	$5
Interest cost	372	390	398	25	27	30
Expected return on plan assets	(574)	(448)	(399)	(31)	(30)	(30)
Amortization of prior service cost (credit)	7	7	8	(81)	(81)	(80)
Special termination costs	31	—	—	8	—	—
Pension & OPEB mark-to-market adjustment	227	108	179	(82)	13	15
Net periodic benefit cost (credit)	$287	$265	$377	$(156)	$(66)	$(60)

Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31,*	Pension			OPEB
	2018	2017	2016	2018	2017	2016
Weighted-average discount rate	3.75%	4.25%	4.50%	3.50%	4.00%	4.25%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	N/A

*Excludes impact of pension and OPEB mark-to-market adjustment.

Amounts in the tables above include FES' and FENOC's share of the net periodic pension and OPEB costs (credits) of $64 million and $(25) million, respectively, for the year ended December 31, 2018. FES' and FENOC's share of the net periodic pension and OPEB costs (credits) were $60 million and $(17) million, respectively, for the year ended December 31, 2017. Such amounts are a component of Discontinued Operations in FirstEnergy's Consolidated Statements of Income (Loss). Following FES and FENOC’s voluntary bankruptcy filing, FE has billed FES and FENOC for their share of pension and OPEB service costs of $42 million for the last nine months of 2018.
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
The following tables set forth pension financial assets that are accounted for at fair value by level within the fair value hierarchy. See Note 11, "Fair Value Measurements," for a description of each level of the fair value hierarchy. There were no significant transfers between levels during 2018 and 2017.

	December 31, 2018				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$342	$—	$342	5%
Equity investments:
Domestic	723	122	—	845	12%
International	392	1,232	—	1,624	22%
Fixed income:
Government bonds	—	59	—	59	1%
Corporate bonds	—	1,674	—	1,674	23%
High yield debt	—	667	—	667	10%
Alternatives:
Hedge funds (absolute return)	—	681	—	681	11%
Derivatives	108	—	—	108	2%
Real estate funds	—	—	665	665	10%
Total (1)	$1,223	$4,777	$665	$6,665	96%

Private equity funds (2)				143	2%
Insurance-linked securities (2)				108	2%

Total Investments				$6,916	100%

(1)	Excludes $68 million as of December 31, 2018, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

(2)	Net asset value used as a practical expedient to approximate fair value.

	December 31, 2017				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$379	$—	$379	6%
Equity investments:
Domestic	695	27	—	722	11%
International	514	1,569	—	2,083	31%
Fixed income:
Government bonds	—	251	—	251	4%
Corporate bonds	—	1,237	—	1,237	18%
High yield debt	—	689	—	689	10%
Mortgage-backed securities (non-government)	—	31	—	31	—%
Alternatives:
Hedge funds (absolute return)	—	635	—	635	10%
Derivatives	—	(1)	—	(1)	—%
Real estate funds	—	—	631	631	9%
Total (1)	$1,209	$4,817	$631	$6,657	99%

Private equity funds (2)				57	1%

Total Investments				$6,714	100%

(1)	Excludes $(10) million as of December 31, 2017, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

(2)	Net asset value used as a practical expedient to approximate fair value.

The following table provides a reconciliation of changes in the fair value of pension investments classified as Level 3 in the fair value hierarchy during 2018 and 2017:

Real Estate Funds

Balance as of January 1, 2017	$615
Actual return on plan assets:
Unrealized gains	3
Realized gains	10
Transfers in	3
Balance as of December 31, 2017	$631
Actual return on plan assets:
Unrealized gains	102
Realized losses	(65)
Transfers out	(3)
Balance as of December 31, 2018	$665

As of December 31, 2018 and 2017, the OPEB trust investments measured at fair value were as follows:

	December 31, 2018				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$71	$—	$71	17%
Equity investment:
Domestic	196	—	—	196	48%
Fixed income:
Government bonds	—	107	—	107	26%
Corporate bonds	—	32	—	32	8%
Mortgage-backed securities (non-government)		4	—	4	1%
Total (1)	$196	$214	$—	$410	100%

(1)	Excludes $(2) million as of December 31, 2018, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

	December 31, 2017				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$75	$—	$75	17%
Equity investment:
Domestic	220	—	—	220	50%
Fixed income:
Government bonds	—	109	—	109	24%
Corporate bonds	—	34	—	34	8%
Mortgage-backed securities (non-government)		3	—	3	1%
Total (1)	$220	$221	$—	$441	100%

(1)	Excludes $(2) million as of December 31, 2017, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

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
FirstEnergy’s target asset allocations for its pension and OPEB trust portfolios for 2018 and 2017 are shown in the following table:

Target Asset Allocations

Equities	38%
Fixed income	30%
Absolute return strategies	8%
Real estate	10%
Alternative investments	8%
Cash	6%
100%
Taking into account estimated employee future service, FirstEnergy expects to make the following benefit payments from plan assets and other payments, net of participant contributions:

		OPEB
	Pension	Benefit Payments	Subsidy Receipts
	(In millions)
2019	$509	$57	$(1)
2020	533	48	(1)
2021	554	48	(1)
2022	566	47	(1)
2023	580	46	(1)
Years 2024-2028	3,047	213	(3)
6. STOCK-BASED COMPENSATION PLANS

FirstEnergy grants stock-based awards through the ICP 2015, primarily in the form of restricted stock and performance-based restricted stock units. Under FirstEnergy's previous incentive compensation plan, the ICP 2007, FirstEnergy also granted stock options and performance shares. The ICP 2007 and ICP 2015 include shareholder authorization to issue 29 million shares and 10 million shares, respectively, of common stock or their equivalent. As of December 31, 2018, approximately 4.7 million shares were available for future grants under the ICP 2015 assuming maximum performance metrics are achieved for the outstanding cycles of restricted stock units. No shares are available for future grants under the ICP 2007. Shares not issued due to forfeitures or cancellations may be added back to the ICP 2015. Shares granted under the ICP 2007 and ICP 2015 are issued from authorized but unissued common stock. Vesting periods for stock-based awards range from one to ten years, with the majority of awards having a vesting period of three years. FirstEnergy also issues stock through its 401(k) Savings Plan, EDCP, and DCPD. Currently, FirstEnergy records the compensation costs for stock-based compensation awards that will be paid in stock over the vesting period based on the fair value on the grant date. Beginning in 2017, based upon the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," FE has elected to account for forfeitures as they occur.

As discussed in Note 1, "Organization and Basis of Presentation," on March 31, 2018, FES and FENOC announced the FES Bankruptcy. FirstEnergy will retain certain obligations for the FES Debtors employees' outstanding awards issued under the 2015 ICP for the 2016-2018 performance cycle.

FirstEnergy adjusts the compensation costs for stock-based compensation awards that will be paid in cash based on changes in the fair value of the award as of each reporting date. FirstEnergy records the actual tax benefit realized from tax deductions when awards are exercised or settled. Actual income tax benefits realized during the years ended December 31, 2018, 2017 and 2016, were $15 million, $15 million and $13 million, respectively. The income tax effects of awards are recognized in the income statement when the awards vest, are settled or are forfeited.

Stock-based compensation costs and the amount of stock-based compensation costs capitalized related to FirstEnergy plans are included in the following tables:

	Years Ended December 31,
Stock-based Compensation Plan	2018	2017	2016
	(In millions)
Restricted Stock Units	$102	$49	$62
Restricted Stock	1	1	2
Performance Shares	—	—	(3)
401(k) Savings Plan	33	42	39
EDCP & DCPD	7	6	5
Total	$143	$98	$105
Stock-based compensation costs capitalized	$60	$37	$37

Outstanding stock options were fully amortized as of December 31, 2016. Stock option expense was not material for FirstEnergy for the year December 31, 2016, and there was no stock option expense for the years ended December 31, 2018 and 2017. Income tax benefits associated with stock-based compensation plan expense were $18 million, $10 million and $14 million for the years ended 2018, 2017 and 2016, respectively.

Restricted Stock Units

Beginning with the performance-based restricted stock units granted in 2015, two-thirds of each award will be paid in stock and one-third will be paid in cash. Outstanding restricted stock unit awards for FES and FENOC participants, however, were previously modified to only pay in cash. Restricted stock units payable in stock provide the participant the right to receive, at the end of the period of restriction, a number of shares of common stock equal to the number of stock units set forth in the agreement, subject to adjustment based on FirstEnergy's performance relative to financial and operational performance targets applicable to each award. The grant date fair value of the stock portion of the restricted stock unit award is measured based on the average of the high and low prices of FE common stock on the date of grant. Beginning with awards granted in 2018, restricted stock units include a performance metric consisting of a relative total shareholder return modifier utilizing the S&P 500 Utility Index as a comparator group. The estimated grant date fair value for these awards is calculated using the Monte Carlo simulation method.

Restricted stock units payable in cash provide the participant the right to receive cash based on the number of stock units set forth in the agreement and value of the equivalent number of shares of FE common stock as of the vesting date. The cash portion of the restricted stock unit award is considered a liability award, which is remeasured each period based on FE's stock price and projected performance adjustments. The liability recorded for the portion of performance-based restricted stock units payable in cash in the future as of December 31, 2018, was $56 million. During 2018, approximately $30 million was paid in relation to the cash portion of restricted stock unit obligations that vested in 2018.

The vesting period for the performance-based restricted stock unit awards granted in 2016, 2017 and 2018, was each three years. Dividend equivalents are received on the restricted stock units and are reinvested in additional restricted stock units and subject to the same performance conditions as the underlying award.

Restricted stock unit activity for the year ended December 31, 2018, was as follows:

Restricted Stock Unit Activity	Shares (in millions)	Weighted-Average Grant Date Fair Value (per share)
Nonvested as of January 1, 2018	3.3	$33.24
Granted in 2018	2.0	36.78
Forfeited in 2018	(0.1)	33.77
Vested in 2018(1)	(1.9)	32.49
Nonvested as of December 31, 2018	3.3	$33.78
(1) Excludes dividend equivalents of approximately 143 thousand shares earned during vesting period.

The weighted-average fair value of awards granted in 2018, 2017 and 2016 was $36.78, $31.71 and $34.77, respectively. For the years ended December 31, 2018, 2017, and 2016, the fair value of restricted stock units vested was $62 million, $42 million, and $36 million, respectively. As of December 31, 2018, there was $30 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted for restricted stock units; which is expected to be recognized over a period of approximately three years.

Restricted Stock

Certain employees receive awards of FE restricted stock (as opposed to "units" with the right to receive shares at the end of the restriction period) subject to restrictions that lapse over a defined period of time or upon achieving performance results. The fair value of restricted stock is measured based on the average of the high and low prices of FE common stock on the date of grant. Dividends are received on the restricted stock and are reinvested in additional shares of restricted stock, subject to the vesting conditions of the underlying award. Restricted stock activity for the year ended December 31, 2018, was not material.

Stock Options

Stock options have been granted to certain employees allowing them to purchase a specified number of common shares at a fixed exercise price over a defined period of time. Stock options generally expire ten years from the date of grant. There were no stock options granted in 2018. Stock option activity during 2018 was as follows:

Stock Option Activity	Number of Shares (in millions)	Weighted Average Exercise Price (per share)
Balance, January 1, 2017 (all options exercisable)	1.4	$44.41
Options exercised	(0.3)	35.45
Options forfeited	(0.3)	79.99
Balance, December 31, 2018 (all options exercisable)	0.8	$37.37

Approximately $12 million of cash was received in 2018 from the exercise of stock options. There was no cash received from the exercise of stock options in 2017 and the amount in 2016 was not material. The weighted-average remaining contractual term of options outstanding as of December 31, 2018, was 1.35 years.

Performance Shares

Prior to the 2015 grant of performance-based restricted stock units discussed above, performance shares were granted. Performance shares are share equivalents and do not have voting rights. The performance shares outstanding track the performance of FE's common stock over a three-year vesting period. Dividend equivalents accrued on performance shares and were reinvested into additional performance shares with the same performance conditions. The final award value could have been adjusted based on the performance of FE stock performance as compared to a composite of peer companies. In 2016, $2 million cash was paid to settle performance shares that vested over the 2013-2015 performance cycle. In 2018 and 2017, no cash was paid to settle the last outstanding cycle of performance shares that could have vested over the 2014-2016 performance cycle. Following 2017, FirstEnergy no longer has outstanding performance share awards.

401(k) Savings Plan

In each 2018 and 2017, approximately 1.3 million shares of FE common stock were issued and contributed to participants' accounts.

EDCP

Under the EDCP, certain employees can defer a portion of their compensation, including base salary, annual incentive awards and/or long-term incentive awards, into unfunded accounts. Annual incentive and long-term incentive awards may be deferred in FE stock accounts. Base salary and annual incentive awards may be deferred into a retirement cash account which earns interest. Dividends are calculated quarterly on stock units outstanding and are credited in the form of additional stock units. The form of payout as stock or cash vary depending upon the form of the award, the duration of the deferral and other factors. Certain types of deferrals such as dividend equivalent units, Annual incentive awards, and performance share awards are required to be paid in cash. Until 2015, payouts of the stock accounts typically occurred three years from the date of deferral, although participants could have elected to defer their shares into a retirement stock account that would pay out in cash upon retirement. In 2015, FirstEnergy amended the EDCP to eliminate the right to receive deferred shares after three years, effective for deferrals made on or after November 1, 2015. Awards deferred into a retirement stock account will pay out in cash upon separation from service, death or disability. Interest accrues on the cash allocated to the retirement cash account and the balance will pay out in cash over a time period as elected by the participant.

DCPD

Under the DCPD, members of FE's Board of Directors can elect to defer all or a portion of their equity retainers to a deferred stock account and their cash retainers to deferred stock or deferred cash accounts. The net liability recognized for DCPD of approximately $9 million and $8 million as of December 31, 2018 and December 31, 2017, respectively, is included in the caption “Retirement benefits,” on the Consolidated Balance Sheets.
7. TAXES
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

FE and its subsidiaries, as well as FES and FENOC, are party to an intercompany income tax allocation agreement that provides for the allocation of consolidated tax liabilities. Net tax benefits attributable to FE, excluding any tax benefits derived from interest expense associated with acquisition indebtedness from the merger with GPU, are reallocated to the subsidiaries of FE that have taxable income. That allocation is accounted for as a capital contribution to the company receiving the tax benefit. FES and FENOC are expected to remain parties to the intercompany tax allocation agreement until their emergence from bankruptcy, which is when they will no longer be part of FirstEnergy's consolidated tax group.

On December 22, 2017, the President signed into law the Tax Act, which included significant changes to the Internal Revenue Code of 1986 (as amended, the Code). The more significant changes that impacted FirstEnergy were as follows:

•	Reduction of the corporate federal income tax rate from 35% to 21%, effective in 2018;

•	Full expensing of qualified property, excluding rate regulated utilities, through 2022 with a phase down beginning in 2023;

•	Limitations on interest deductions with an exception for rate regulated utilities, effective in 2018;

•	Limitation of the utilization of federal NOLs arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward;

•	Repeal of the corporate AMT and allowing taxpayers to claim a refund on any AMT credit carryovers.

At December 31, 2017, FirstEnergy completed its assessment of the accounting for certain effects of the provisions in the Tax Act, and as allowed under SEC Staff Accounting Bulletin 118 (SAB 118), recorded provisional income tax amounts related to depreciation for which the impacts of the Tax Act could not be finalized, but for which a reasonable estimate could be determined. Under the Tax Act, qualified property acquired and placed into service after September 27, 2017, would be eligible for full expensing for all taxpayers other than regulated utilities. On August 3, 2018, the IRS released proposed regulations clarifying the immediate expensing of qualified property, specifically addressing that regulated utility property acquired after September 27, 2017, and placed into service by December 31, 2017, qualifies for full expensing. While not final as of December 31, 2018, corporate taxpayers may rely on the proposed regulations for tax years ending after September 27, 2017. As of December 31, 2018, FirstEnergy has now completed its accounting for all of the enactment-date income tax effects of the Tax Act, resulting in an immaterial adjustment to the provisional income tax amounts recorded at December 31, 2017.

The Tax Act also amended Section 163(j) of the Code, limiting interest expense deductions for corporations, with exemption for certain regulated utilities. On November 26, 2018, the IRS issued proposed regulations implementing Section 163(j), including its application of the rules to consolidated groups with both regulated utility and non-regulated members. Based on its interpretation of these proposed regulations, FirstEnergy has estimated the amount of deductible interest for its consolidated group in 2018 and has recorded a deferred tax asset on the nondeductible portion as it is carried forward with an indefinite life. The deferred tax asset related to the indefinite lived carryforward of nondeductible interest has a full valuation allowance ($60 million) recorded against it as future profitability from sources other than regulated utility businesses is required for utilization. Of this tax effected nondeductible interest, $27 million has been reflected as an uncertain tax position. All tax expense related to nondeductible interest in 2018 has been recorded in discontinued operations as it is entirely attributed to the anticipated inclusion of entities reported in discontinued operations in FirstEnergy's consolidated federal tax return.

	For the Years Ended December 31,
INCOME TAXES (1)	2018	2017	2016
	(In millions)
Currently payable (receivable)-
Federal	$(16)	$14	$(1)
State	17	20	9
	1	34	8
Deferred, net-
Federal	252	1,647	317
State	243	40	208
	495	1,687	525
Investment tax credit amortization	(6)	(6)	(6)
Total income taxes	$490	$1,715	$527

(1)
Income Taxes on Income from Continuing Operations. Currently payable (receivable) in 2018 excludes $1 million of state taxes associated with discontinued operations. Deferred, net in 2018 excludes $1.3 billion of federal tax benefits and $12 million of state taxes associated with discontinued operations.

FirstEnergy tax rates are affected by permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period. The following tables provide a reconciliation of federal income tax expense (benefit) at the federal statutory rate to the total income taxes (benefits) for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	(In millions)

Income from Continuing Operations, before income taxes	$1,512	$1,426	$1,078
Federal income tax expense at statutory rate (21%, 35%, and 35% for 2018, 2017, and 2016, respectively)	$318	$499	$377
Increases (reductions) in taxes resulting from-
State income taxes, net of federal tax benefit	90	40	16
AFUDC equity and other flow-through	(31)	(15)	(13)
Amortization of investment tax credits	(5)	(6)	(6)
ESOP dividend	(3)	(5)	(4)
Remeasurement of deferred taxes	24	1,193	—
WV unitary group remeasurement	126	—	—
Excess deferred tax amortization due to the Tax Act	(60)	—	—
Uncertain tax positions	2	(3)	(8)
Valuation allowances	21	11	160
Other, net	8	1	5
Total income taxes	$490	$1,715	$527
Effective income tax rate	32.4%	120.3%	49.0%

Excluding the impact of the remeasurement of FES's and FENOC's deferred taxes in 2017 resulting from the Tax Act, FirstEnergy’s effective tax rate on continuing operations was 43.3%. Although FES' and FENOC's operations are presented in discontinued operations, the 2017 remeasurement of deferred taxes remain in continuing operations in accordance with accounting standards for the impact of tax rate changes. Compared to FirstEnergy's effective tax rate on continuing operations in 2018 of 32.4%, the decrease from 2017 is primarily due to the decrease in the corporate federal income tax rate from 35% to 21%. Additionally, in 2018, FirstEnergy’s regulated distribution and transmission subsidiaries began amortizing the net regulatory liability associated with excess deferred taxes, resulting in an income tax benefit that reduced the effective tax rate. The income tax benefit is offset by a corresponding reduction in revenues, resulting from rate orders implemented by various regulatory commissions (see Note 16 "Regulatory Matters," for additional detail). These decreases were partially offset by the impact of the legal and financial separation of FES and FENOC from FirstEnergy in the first quarter of 2018 that officially eroded the ties between FES, FENOC and other FE subsidiaries doing business in West Virginia. As such, FES and FENOC were removed from the West Virginia unitary group when calculating West Virginia state income taxes, resulting in a $126 million charge to income tax expense in continuing operation

s associated with the remeasurement in state deferred taxes. See Note 3, "Discontinued Operations" for other tax matters relating to the FES Bankruptcy that were recognized in discontinued operations.
Accumulated deferred income taxes as of December 31, 2018 and 2017, are as follows:

	As of December 31,
	2018	2017
	(In millions)
Property basis differences	$4,737	$4,354
Pension and OPEB	(629)	(708)
TMI-2 nuclear decommissioning	82	37
AROs	(215)	(157)
Regulatory asset/liability	414	416
Deferred compensation	(170)	(149)
Estimated worthless stock deduction	(1,004)	—
Loss carryforwards and AMT credits	(899)	(863)
Valuation reserve	394	312
All other	(208)	(71)
Net deferred income tax liability	$2,502	$3,171

FirstEnergy has recorded as deferred income tax assets the effect of Federal NOLs and tax credits that will more likely than not be realized through future operations and through the reversal of existing temporary differences. As of December 31, 2018, FirstEnergy's loss carryforwards and AMT credits consisted of $2.4 billion ($493 million, net of tax) of Federal NOL carryforwards that will begin to expire in 2031 and Federal AMT credits of $18 million that have an indefinite carryforward period.

The table below summarizes pre-tax NOL carryforwards for state and local income tax purposes of approximately $7.6 billion ($365 million, net of tax) for FirstEnergy, of which approximately $2.1 billion ($100 million, net of tax) is expected to be utilized based on current estimates and assumptions. The ultimate utilization of these NOLs may be impacted by statutory limitations on the use of NOLs imposed by state and local tax jurisdictions, changes in statutory tax rates, and changes in business which, among other things, impact both future profitability and the manner in which future taxable income is apportioned to various state and local tax jurisdictions. In addition to the valuation allowances on state and local NOLs, FirstEnergy has recorded a reserve against certain state and local property related DTAs (approximately $59 million, net of tax) and a reserve against the estimated nondeductible portion of interest expense, discussed above.

Expiration Period	State	Local
	(In millions)
2019-2023	$1,583	$1,581
2024-2028	1,526	—
2029-2033	1,862	—
2034-2038	1,067	—
	$6,038	$1,581

FirstEnergy accounts for uncertainty in income taxes recognized in its financial statements. A recognition threshold and measurement attribute is utilized for financial statement recognition and measurement of tax positions taken or expected to be taken on the tax return. As of December 31, 2018 and 2017, FirstEnergy's total unrecognized income tax benefits were approximately $158 million and $80 million, respectively. The change in unrecognized income tax benefits from the prior year is primarily attributable to a reserve of approximately $27 million for the estimated nondeductible interest under Section 163(j) and $88 million for reserves on the estimated worthless stock deduction. See Note 3, Discontinued Operations, for further discussion. If ultimately recognized in future years, approximately $142 million of unrecognized income tax benefits would impact the effective tax rate.

On October 18, 2017, the Supreme Court of Pennsylvania affirmed the Commonwealth Court’s holding that the state’s net loss carryover provision violated the Pennsylvania Uniformity Clause and was unconstitutional. However, the court also opined that the portion of the net loss carryover provision that created the violation may be severed from the statute, enabling the statute to operate as the legislature intended, and on October 30, 2017, the Pennsylvania Governor signed House Bill 542 into law which, among other things, amended Pennsylvania’s limitation on net loss deductions to remove the flat-dollar limitation. On January 4, 2018, the Pennsylvania Supreme Court denied to further hear any arguments related to the matter and, as a result, FirstEnergy withdrew its protective refund claims from the state of Pennsylvania on January 30, 2018. Upon doing so, FirstEnergy reversed a previously recorded unrecognized tax benefit of approximately $45 million in the first quarter of 2018, none of which impacted FirstEnergy’s effective tax rate.

As of December 31, 2018, it is reasonably possible that approximately $6 million of unrecognized tax benefits may be resolved during 2019 as a result of settlements with taxing authorities or the statute of limitations expiring, of which $2 million would affect FirstEnergy's effective tax rate.
The following table summarizes the changes in unrecognized tax positions for the years ended 2018, 2017 and 2016:

(In millions)
Balance, January 1, 2016	$26
Current year increases	2
Prior years increases	69
Prior years decreases	(13)
Balance, December 31, 2016	$84
Current year increases	2
Decrease for lapse in statute	(6)
Balance, December 31, 2017	$80
Current year increases	125
Prior years decreases	(45)
Decrease for lapse in statute	(2)
Balance, December 31, 2018	$158

FirstEnergy recognizes interest expense or income and penalties related to uncertain tax positions in income taxes by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken, or expected to be taken, on the tax return. FirstEnergy's recognition of net interest associated with unrecognized tax benefits in 2018, 2017 and 2016, was not material. For the years ended December 31, 2018 and 2017, the cumulative net interest payable recorded by FirstEnergy was not material.

FirstEnergy has tax returns that are under review at the audit or appeals level by the IRS and state taxing authorities. FirstEnergy's tax returns for all state jurisdictions are open from 2009-2017. In January 2018, the IRS completed its examination of FirstEnergy's 2016 federal income tax return and issued a Full Acceptance Letter with no changes or adjustments to FirstEnergy's taxable income. Tax year 2017 is currently under review by the IRS.

General Taxes

General tax expense for the years ended December 31, 2018, 2017 and 2016, recognized in continuing operations is summarized as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In millions)
KWH excise	$198	$188	$196
State gross receipts	192	184	184
Real and personal property	478	452	421
Social security and unemployment	103	96	91
Other	22	20	21
Total general taxes	$993	$940	$913

8. LEASES

FirstEnergy leases certain office space and other property and equipment under cancelable and noncancelable leases.

Operating lease expense for the years ended December 31, 2018, 2017 and 2016, was $48 million, $53 million and $62 million, respectively.

The future minimum capital lease payments as of December 31, 2018, are as follows:

Capital Leases
(In millions)
2019	$24
2020	19
2021	16
2022	13
2023	8
Years thereafter	16
Total minimum lease payments	96
Interest portion	(23)
Present value of net minimum lease payments	73
Less current portion	18
Noncurrent portion	$55

The future minimum operating lease payments as of December 31, 2018, are as follows:

Operating Leases
(In millions)
2019	$34
2020	36
2021	34
2022	30
2023	28
Years thereafter	127
Total minimum lease payments	$289
9. INTANGIBLE ASSETS

As of December 31, 2018, intangible assets classified in Other Deferred Charges on FirstEnergy’s Consolidated Balance Sheets include the following:

	Intangible Assets			Amortization Expense
				Actual	Estimated
(In millions)	Gross	Accumulated Amortization	Net	2018	2019	2020	2021	2022	2023	Thereafter
NUG contracts(1)	$124	$41	$83	$5	$5	$5	$5	$5	$5	$58
OVEC	8	3	5	—	1	—	—	—	1	3
Coal contracts(2)	102	97	5	3	3	2	—	—	—	—
	$234	$141	$93	$8	$9	$7	$5	$5	$6	$61

(1)	NUG contracts are subject to regulatory accounting and their amortization does not impact earnings.

(2)	The coal contracts were recorded with a regulatory offset and their amortization does not impact earnings.
10. VARIABLE INTEREST ENTITIES

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

Consolidated VIEs
VIEs in which FirstEnergy is the primary beneficiary consist of the following (included in FirstEnergy’s consolidated financial statements):

•
Ohio Securitization - In September 2012, the Ohio Companies created separate, wholly owned limited liability company SPEs which issued phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase-in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase-in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. In the aggregate, the Ohio Companies are entitled to annual servicing fees of $445 thousand that are recoverable through the usage-based charges. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of December 31, 2018 and December 31, 2017, $292 million and $315 million of the phase-in recovery bonds were outstanding, respectively.

•
JCP&L Securitization - In August 2006, JCP&L Transition Funding II sold transition bonds to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS. JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy’s Consolidated Balance Sheets. The transition bonds are the sole obligations of JCP&L Transition Funding II and are collateralized by its equity and assets, which consist primarily of bondable transition property. As of December 31, 2018 and December 31, 2017, $41 million and $56 million of the transition bonds were outstanding, respectively.

•
MP and PE Environmental Funding Companies - The entities issued bonds, the proceeds of which were used to construct environmental control facilities. The limited liability company SPEs own the irrevocable right to collect non-bypassable environmental control charges from all customers who receive electric delivery service in MP's and PE's West Virginia service territories. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of December 31, 2018 and December 31, 2017, $358 million and $383 million of the environmental control bonds were outstanding, respectively.

Unconsolidated VIEs
FirstEnergy is not the primary beneficiary of the following VIEs:

•
Global Holding - FEV holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales in U.S. and international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint ventures economic performance. FEV's ownership interest is subject to the equity method of accounting. As of December 31, 2018, the carrying value of the equity method investment was $7 million.

As discussed in Note 17, "Commitments, Guarantees and Contingencies," FE is the guarantor under Global Holding's $300 million term loan facility, which matures in March 2020 and has an outstanding principal balance of $190 million as of December 31, 2018. Failure by Global Holding to meet the terms and conditions under its term loan facility could require FE to be obligated under the provisions of its guarantee, resulting in consolidation of Global Holding by FE.

•
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of December 31, 2018, the carrying value of the equity method investment was $17 million.

•
Purchase Power Agreements - FirstEnergy evaluated its PPAs and determined that certain NUG entities at its Regulated Distribution segment may be VIEs to the extent that they own a plant that sells substantially all of its output to the applicable utilities and the contract price for power is correlated with the plant’s variable costs of production.

FirstEnergy maintains 11 long-term PPAs with NUG entities that were entered into pursuant to PURPA. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, any of these entities. FirstEnergy has determined that for all but one of these NUG entities, it does not have a variable interest or the entities do not meet the criteria to be considered a VIE. FirstEnergy may hold a variable interest in the remaining one entity; however, it applied the scope exception that exempts enterprises unable to obtain the necessary information to evaluate entities.

Because FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power. FirstEnergy expects any above-market costs incurred at its Regulated Distribution segment to be recovered from customers. Purchased power costs related to the contract that may contain a variable interest were $108 million and $112 million, respectively, during the years ended December 31, 2018 and 2017.

•
FES and FENOC - As a result of the Chapter 11 bankruptcy filing discussed in Note 3, "Discontinued Operations," FE evaluated its investments in FES and FENOC and determined they are VIEs. FE is not the primary beneficiary because it lacks a controlling interest in FES and FENOC, which are subject to the jurisdiction of the Bankruptcy Court as of March 31, 2018. The carrying values of the equity investments in FES and FENOC were zero at December 31, 2018.

11. FAIR VALUE MEASUREMENTS

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

FirstEnergy produces a long-term power and capacity price forecast annually with periodic updates as market conditions change. When underlying prices are not observable, prices from the long-term price forecast are used to measure fair value.

FTRs are financial instruments that entitle the holder to a stream of revenues (or charges) based on the hourly day-ahead congestion price differences across transmission paths. FTRs are acquired by FirstEnergy in the annual, monthly and long-term PJM auctions and are initially recorded using the auction clearing price less cost. After initial recognition, FTRs' carrying values are periodically adjusted to fair value using a mark-to-model methodology, which approximates market. The primary inputs into the model, which are generally less observable than objective sources, are the most recent PJM auction clearing prices and the FTRs' remaining hours. The model calculates the fair value by multiplying the most recent auction clearing price by the remaining FTR hours less the prorated FTR cost. Significant increases or decreases in inputs in isolation may have resulted in a higher or lower fair value measurement. See Note 12, "Derivative Instruments," for additional information regarding FirstEnergy's FTRs.

NUG contracts represent PPAs with third-party non-utility generators that are transacted to satisfy certain obligations under PURPA. NUG contract carrying values are recorded at fair value and adjusted periodically using a mark-to-model methodology, which approximates market. The primary unobservable inputs into the model are regional power prices and generation MWH. Pricing for the NUG contracts is a combination of market prices for the current year and next two years based on observable data and internal models using historical trends and market data for the remaining years under contract. The internal models use forecasted energy purchase prices as an input when prices are not defined by the contract. Forecasted market prices are based on ICE quotes and management assumptions. Generation MWH reflects data provided by contractual arrangements and historical trends. The model calculates the fair value by multiplying the prices by the generation MWH. Significant increases or decreases in inputs in isolation may have resulted in a higher or lower fair value measurement.

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of December 31, 2018, from those used as of December 31, 2017. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$405	$—	$405	$—	$476	$—	$476
Derivative assets FTRs(1)	—	—	10	10	—	—	3	3
Equity securities(2)	339	—	—	339	297	—	—	297
Foreign government debt securities	—	13	—	13	—	23	—	23
U.S. government debt securities	—	20	—	20	—	21	—	21
U.S. state debt securities	—	250	—	250	—	247	—	247
Other(3)	367	34	—	401	588	38	—	626
Total assets	$706	$722	$10	$1,438	$885	$805	$3	$1,693

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(1)	$(1)	$—	$—	$—	$—
Derivative liabilities NUG contracts(1)	—	—	(44)	(44)	—	—	(79)	(79)
Total liabilities	$—	$—	$(45)	$(45)	$—	$—	$(79)	$(79)

Net assets (liabilities)(4)	$706	$722	$(35)	$1,393	$885	$805	$(76)	$1,614

(1)	Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

(2)	NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Low Volatility High Dividend Index, S&P 500 Index, MSCI World Index and MSCI AC World IMI Index.

(3)	Primarily consists of short-term cash investments.

(4)
Excludes $4 million and $(11) million as of December 31, 2018 and December 31, 2017, respectively, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the periods ended December 31, 2018 and December 31, 2017:

	NUG Contracts(1)			FTRs(1)
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2017 Balance	$1	$(108)	$(107)	$3	$(1)	$2
Unrealized gain (loss)	—	(10)	(10)	1	(1)	—
Purchases	—	—	—	3	—	3
Settlements	(1)	39	38	(4)	2	(2)
December 31, 2017 Balance	$—	$(79)	$(79)	$3	$—	$3
Unrealized gain (loss)	—	2	2	8	1	9
Purchases	—	—	—	5	(5)	—
Settlements	—	33	33	(6)	3	(3)
December 31, 2018 Balance	$—	$(44)	$(44)	$10	$(1)	$9

(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs and NUG contracts that are classified as Level 3 in the fair value hierarchy for the period ended December 31, 2018:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$9	Model	RTO auction clearing prices	$0.20 to $6.10	$1.80	Dollars/MWH
NUG Contracts	$(44)	Model	Generation Regional electricity prices	400 to 1,214,000 $31.40 to $33.60	249,000 $32.60	MWH Dollars/MWH

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

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in NDT and nuclear fuel disposal trusts as of December 31, 2018 and December 31, 2017:

	December 31, 2018(1)				December 31, 2017(1)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$714	$2	$(28)	$688	$774	$11	$(17)	$768
Equity securities	$339	$15	$(16)	$338	$254	$40	$—	$294

(1)	Excludes short-term cash investments of $20 million and $11 million in 2018 and 2017, respectively.

Proceeds from the sale of investments in equity and AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three years ended December 31, 2018, 2017 and 2016, were as follows:

	2018	2017	2016
	(In millions)
Sale Proceeds	$800	$1,230	$961
Realized Gains	41	74	53
Realized Losses	(48)	(58)	(52)
OTTI	—	—	(2)
Interest and Dividend Income	41	39	44

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Other investments were $253 million and $255 million as of December 31, 2018 and December 31, 2017, respectively, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes capital lease obligations and net unamortized debt issuance costs, premiums and discounts as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
	(In millions)
Carrying Value	$18,315	$19,296
Fair Value	19,266	21,412

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of December 31, 2018 and December 31, 2017.
12. DERIVATIVE INSTRUMENTS

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

Cash Flow Hedges

FirstEnergy has used forward starting interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with anticipated issuances of fixed-rate, long-term debt securities of its subsidiaries. These derivatives were designated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. Total pre-tax unamortized losses included in AOCI associated with prior interest rate cash flow hedges totaled $15 million and $22 million as of December 31, 2018 and December 31, 2017, respectively. Based on current estimates, approximately $2 million of these unamortized losses are expected to be amortized to interest expense during the next twelve months.

Refer to Note 4, "Accumulated Other Comprehensive Income," for reclassifications from AOCI during the years ended December 31, 2018 and 2017.

As of December 31, 2018 and December 31, 2017, no commodity or interest rate derivatives were designated as cash flow hedges.

Fair Value Hedges

FirstEnergy has used fixed-for-floating interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. As of December 31, 2018 and December 31, 2017, no fixed-for-floating interest rate swap agreements were outstanding.

Unamortized gains included in long-term debt associated with prior fixed-for-floating interest rate swap agreements totaled $2 million and $3 million as of December 31, 2018 and December 31, 2017, respectively.

NUGs

As of December 31, 2018 and December 31, 2017, FirstEnergy's net liability position under NUG contracts was $44 million and $79 million, respectively, representing contracts held at JCP&L and PN. NUG contracts are classified as an adverse power contract liability on the Consolidated Balance Sheets. During the year ended December 31, 2018, there were settlements of $33 million and unrealized gains of $2 million. Changes in the fair value of NUG contracts are subject to regulatory accounting treatment and do not impact earnings.

FTRs

As of December 31, 2018 and December 31, 2017, FirstEnergy's net asset position associated with FTRs was $9 million and $3 million, respectively. FirstEnergy holds FTRs that generally represent an economic hedge of future congestion charges that will be incurred in connection with FirstEnergy’s load obligations. FirstEnergy acquires the majority of its FTRs in an annual auction through a self-scheduling process involving the use of ARRs allocated to members of PJM that have load serving obligations. For the year ended December 31, 2018, there were settlements of $3 million and there were unrealized gains of $9 million. Changes in the fair value of FTR contracts are subject to regulatory accounting treatment and do not impact earnings.
13. CAPITALIZATION

COMMON STOCK

Retained Earnings and Dividends

As of December 31, 2018, FirstEnergy had an accumulated deficit of $4.9 billion. Dividends declared in 2018 and 2017 were $1.82 and $1.44 per share, respectively. In each 2018 and 2017, dividends of $0.36 per share were paid in the first, second, third and fourth quarters. On November 9, 2018, the Board of Directors declared a quarterly dividend of $0.38 per share to be paid from other paid-in-capital in the first quarter of 2019. The amount and timing of all dividend declarations are subject to the discretion of the Board of Directors and its consideration of business conditions, results of operations, financial condition and other factors.

In addition to paying dividends from retained earnings, OE, CEI, TE, Penn, JCP&L, ME and PN have authorization from FERC to pay cash dividends to FirstEnergy from paid-in capital accounts, as long as their FERC-defined equity-to-total-capitalization ratio remains above 35%. In addition, TrAIL and AGC have authorization from FERC to pay cash dividends to their respective parents from paid-in capital accounts, as long as their FERC-defined equity-to-total-capitalization ratio remains above 45%. The articles of incorporation, indentures, regulatory limitations and various other agreements relating to the long-term debt of certain FirstEnergy subsidiaries contain provisions that could further restrict the payment of dividends on their common stock. None of these provisions materially restricted FirstEnergy’s subsidiaries’ abilities to pay cash dividends to FE as of December 31, 2018.

Common Stock Issuance

On January 22, 2018, FE entered into a Common Stock Purchase Agreement for the private placement of 30,120,482 shares of FE’s common stock, par value $0.10 per share, representing an investment of $850 million ($3 million of common shares and $847 million of OPIC). In addition, during 2018, 911,411 of preferred shares were converted into 33,238,910 common shares at the option of the preferred holders. An additional 494,767 preferred shares were converted into 18,044,018 common shares at the option of the holders in January 2019, resulting in 209,822 preferred shares outstanding and yet to be converted.

Additionally, FE issued approximately 3.2 million shares of common stock in 2018, 3.0 million shares of common stock in 2017 and 2.7 million shares of common stock in 2016 to registered shareholders and its directors and the employees of its subsidiaries under its Stock Investment Plan and certain share-based benefit plans.

On December 13, 2016, FE contributed 16,097,875 newly issued shares of its common stock to its qualified pension plan in a private placement transaction. These shares were valued at approximately $500 million in the aggregate, and were issued to satisfy a portion of FirstEnergy’s future pension funding obligations.

PREFERRED AND PREFERENCE STOCK

FirstEnergy and the Utilities were authorized to issue preferred stock and preference stock as of December 31, 2018, as follows:

	Preferred Stock		Preference Stock
	Shares Authorized	Par Value	Shares Authorized	Par Value
FE	5,000,000	$100
OE	6,000,000	$100	8,000,000	no par
OE	8,000,000	$25
Penn	1,200,000	$100
CEI	4,000,000	no par	3,000,000	no par
TE	3,000,000	$100	5,000,000	$25
TE	12,000,000	$25
JCP&L	15,600,000	no par
ME	10,000,000	no par
PN	11,435,000	no par
MP	940,000	$100
PE	10,000,000	$0.01
WP	32,000,000	no par
Preferred Stock Issuance

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

Each share of preferred stock is convertible at the option of the holders into a number of shares of common stock equal to the $1,000 liquidation preference, divided by the Conversion Price then in effect. As of December 31, 2018, the Conversion Price in effect was $27.42 per share. The Conversion Price is subject to anti-dilution adjustments and adjustments for subdivisions and combinations of the common stock, as well as dividends on the common stock paid in common stock and for certain equity issuances below the Conversion Price then in effect. As of December 31, 2018, 911,411 preferred shares have been converted into 33,238,910 common shares at the option of the holders, resulting in 704,589 shares of preferred shares outstanding. An additional 494,767 preferred shares were converted into 18,044,018 common shares at the option of the holders in January 2019, resulting in 209,822 preferred shares outstanding and yet to be converted as of January 31, 2019.

In general, any shares of preferred stock outstanding on July 22, 2019, will be automatically converted. Further, the preferred stock will automatically convert to common stock upon certain events of bankruptcy or liquidation of FE. FE may elect to convert the preferred stock if, at any time, fewer than 323,200 shares of preferred stock are outstanding. However, no shares of preferred stock will be converted prior to January 22, 2020, if such conversion will cause a converting holder to be deemed to beneficially own, together with its affiliates whose holdings would be aggregated with such holder for purposes of Section 13(d) under the Exchange Act, more than 4.9% of the then-outstanding common stock. Furthermore, in no event shall FE issue more than 58,964,222 shares of common stock (the Share Cap) in the aggregate upon conversion of the convertible preferred stock. From and after the time at which the aggregate number of shares of common stock issued upon conversion of the preferred stock equals the Share Cap, each holder electing to convert convertible preferred stock will be entitled to receive a cash payment equal to the market value of the common stock such holder does not receive upon conversion.

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

Pursuant to the Preferred SPA, FirstEnergy formed an RWG composed of three employees of FirstEnergy and two outside members to advise FirstEnergy management regarding FES' restructuring. On September 20, 2018, pursuant to the Preferred SPA, the RWG was terminated in light of the substantial completion of the RWG’s role.

As of December 31, 2017, there were no preferred stock outstanding. As of December 31, 2018 and 2017, there were no preference stock outstanding.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

The following tables present outstanding long-term debt and capital lease obligations for FirstEnergy as of December 31, 2018 and 2017:

	As of December 31, 2018		As of December 31,
(Dollar amounts in millions)	Maturity Date	Interest Rate	2018	2017

FMBs and secured notes - fixed rate	2019 - 2056	1.726% - 9.740%	$4,355	$4,692
Unsecured notes - fixed rate	2019 - 2047	2.850% - 7.700%	13,450	13,155
Unsecured notes - variable rate	2020	3.270%	500	1,450
Capital lease obligations			73	89
Unamortized debt discounts			(39)	(41)
Unamortized debt issuance costs			(95)	(99)
Unamortized fair value adjustments			10	(1)
Currently payable long-term debt			(503)	(558)
Total long-term debt and other long-term obligations			$17,751	$18,687

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

On June 4, 2018, AE Supply repaid approximately $155 million of 5.75% senior notes due 2019 and approximately $150 million of 6.75% senior notes due 2039, and paid $83.3 million in related make-whole premiums in connection with repayments.

On June 4, 2018, AE Supply and MP caused to be redeemed $73.5 million of 5.50% PCRBs due 2037. On July 10, 2018, such PCRBs were refinanced as MP issued $73.5 million of 3.0% PCRBs with an October 2021 mandatory put.

On June 11, 2018, AE Supply caused to be redeemed $142 million of 5.25% PCRBs due 2037.

On June 15, 2018, JCP&L retired $150 million of 4.8% senior notes at maturity.

On September 27, 2018, ATSI issued $100 million of 4.32% senior notes due 2030. Proceeds were used to refinance existing indebtedness, including amounts under the FE regulated utility money pool, and remaining proceeds will be used to fund working capital needs, and for other general corporate purposes.

On October 3, 2018, Penn issued $50 million of 4.37% first mortgage bonds due 2048. Proceeds were used to refinance existing indebtedness, including amounts under the FE regulated utility money pool, to fund capital expenditures; and for other general corporate purposes.

On October 15, 2018, OE repaid $25 million of 8.25% first mortgage bonds at maturity.

On October 19, 2018, FE entered into a $1.25 billion 364-day term loan due 2019 (classified as short-term borrowings). Proceeds were used for general corporate purposes. Additionally, on October 19, 2018, FE entered into a $500 million two-year variable rate term loan due 2020. Proceeds were used to reduce revolver borrowings.

On November 2, 2018, CEI issued $300 million of 4.55% senior unsecured notes due 2030. Proceeds were used to retire $300 million of 8.875% first mortgage bonds at maturity on November 15, 2018.

On January 10, 2019, ME issued $500 million of 4.30% senior note due 2029. Proceeds from the issuance of senior notes were used to refinance existing indebtedness, including ME's 7.70% senior notes due January 15, 2019, and borrowings outstanding under the FE regulated utility money pool, to fund capital expenditures, and for other general corporate purposes.

On February 8, 2019, JCP&L issued $400 million of 4.30% senior notes due 2026. Proceeds from the issuance of the senior notes were used to refinance existing indebtedness, including amounts under the FE regulated utility money pool incurred in connection with the repayment at maturity of JCP&L's 7.35% senior notes due 2019.

See Note 8, "Leases," for additional information related to capital leases.

Securitized Bonds

Environmental Control Bonds

The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. As of December 31, 2018 and 2017, $358 million and $383 million of environmental control bonds were outstanding, respectively.

Transition Bonds

The consolidated financial statements of FirstEnergy and JCP&L include transition bonds issued by JCP&L Transition Funding and JCP&L Transition Funding II, wholly owned limited liability companies of JCP&L. The proceeds were used to securitize the recovery of JCP&L’s bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station and to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS. As of December 31, 2018 and 2017, $41 million and $56 million of the transition bonds were outstanding, respectively.

Phase-In Recovery Bonds

In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all electric customer heating discounts, fuel and purchased power regulatory assets. As of December 31, 2018 and 2017, $292 million and $315 million of the phase-in recovery bonds were outstanding, respectively.

See Note 10, "Variable Interest Entities," for additional information on securitized bonds.

Other Long-term Debt

The Ohio Companies and Penn each have a first mortgage indenture under which they can issue FMBs secured by a direct first mortgage lien on substantially all of their property and franchises, other than specifically excepted property.

Based on the amount of FMBs authenticated by the respective mortgage bond trustees as of December 31, 2018, the sinking fund requirement for all FMBs issued under the various mortgage indentures was zero.

The following table presents scheduled debt repayments for outstanding long-term debt, excluding capital leases, fair value purchase accounting adjustments and unamortized debt discounts and premiums, for the next five years as of December 31, 2018. PCRBs that are scheduled to be tendered for mandatory purchase prior to maturity are reflected in the applicable year in which such PCRBs are scheduled to be tendered.

Year
(In millions)
2019	$489
2020	$864
2021	$132
2022	$1,143
2023	$1,194

Certain PCRBs allow bondholders to tender their PCRBs for mandatory purchase prior to maturity. The following table classifies these PCRBs by year, excluding unamortized debt discounts and premiums, for the next five years based on the next date on which the debt holders may exercise their right to tender their PCRBs as of December 31, 2018:

Year
(In millions)
2019	$—
2020	$—
2021	$74
2022	$—
2023	$—

Debt Covenant Default Provisions

FirstEnergy has various debt covenants under certain financing arrangements, including its revolving credit facilities and term loans. The most restrictive of the debt covenants relate to the nonpayment of interest and/or principal on such debt and the maintenance of certain financial ratios. The failure by FirstEnergy to comply with the covenants contained in its financing arrangements could result in an event of default, which may have an adverse effect on its financial condition. As of December 31, 2018, FirstEnergy remains in compliance with all debt covenant provisions.

Additionally, there are cross-default provisions in a number of the financing arrangements. These provisions generally trigger a default in the applicable financing arrangement of an entity if it or any of its significant subsidiaries, excluding AE Supply, default under another financing arrangement in excess of a certain principal amount, typically $100 million. Although such defaults by any of the Utilities, ATSI, TrAIL or MAIT would generally cross-default FE financing arrangements containing these provisions, defaults by AE Supply would generally not cross-default to applicable financing arrangements of FE. Also, defaults by FE would generally not cross-default applicable financing arrangements of any of FE’s subsidiaries. Cross-default provisions are not typically found in any of the senior notes or FMBs of FE or the Utilities.
14. SHORT-TERM BORROWINGS AND BANK LINES OF CREDIT

FirstEnergy had $1,250 million and $300 million of short-term borrowings as of December 31, 2018 and 2017, respectively.

FE and the Utilities, and FET and certain of its subsidiaries, each participate in two separate five-year syndicated revolving credit facilities, which were amended on October 19, 2018, providing for aggregate commitments of $3.5 billion (Facilities), which are available through December 6, 2022. Under the amended FE facility, an aggregate amount of $2.5 billion is available to be borrowed, repaid and reborrowed, subject to separate borrowing sub-limits for each borrower including FE and its regulated distribution subsidiaries. Under the amended FET Facility, an aggregate amount of $1.0 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sub-limits for each borrower including FET and the Transmission Companies. Prior to the amendments to the Facilities, the aggregate commitments under the Facilities was $5.0 billion, which were available until December 6, 2021. FirstEnergy amended the Facilities to reduce costs and to better align FirstEnergy's ongoing liquidity needs with its strategy to be a fully regulated utility company.

Borrowings under the Facilities may be used for working capital and other general corporate purposes, including intercompany loans and advances by a borrower to any of its subsidiaries. Generally, borrowings under the Facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the Facilities contains financial covenants requiring each borrower to maintain a consolidated debt-to-total-capitalization ratio (as defined under each of the Facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter.

FirstEnergy’s available liquidity from external sources as of February 18, 2019, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2022	$2,500	$2,490
FET(2)	Revolving	December 2022	1,000	1,000
		Subtotal	$3,500	$3,490
		Cash and cash equivalents	—	156
		Total	$3,500	$3,646

(1)	FE and the Utilities. Available liquidity includes impact of $10 million of LOCs issued under various terms.

(2)	Includes FET and the Transmission Companies.

The following table summarizes the borrowing sub-limits for each borrower under the facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of January 31, 2019:

Borrower	FirstEnergy Revolving Credit Facility Sub-Limits	FET Revolving Credit Facility Sub-Limits	Regulatory and Other Short-Term Debt Limitations
	(In millions)
FE	$2,500	$—	$—	(1)
FET	—	1,000	—	(1)
OE	500	—	500	(2)
CEI	500	—	500	(2)
TE	300	—	300	(2)
JCP&L	500	—	500	(2)
ME	500	—	500	(2)
PN	300	—	300	(2)
WP	200	—	200	(2)
MP	500	—	500	(2)
PE	150	—	150	(2)
ATSI	—	500	500	(2)
Penn	100	—	100	(2)
TrAIL	—	400	400	(2)
MAIT	—	400	400	(2)

(1)	No limitations.

(2)	Includes amounts which may be borrowed under the regulated companies' money pool.

The FE Facility and the FET Facility have $250 million and $100 million, respectively, subject to each borrower's sub-limit, available for the issuance of LOCs (subject to borrowings drawn under the Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the Facilities and against the applicable borrower’s borrowing sub-limit.

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

As of December 31, 2018, the borrowers were in compliance with the applicable debt-to-total-capitalization covenants in each case as defined under the respective Facilities. The minimum interest charge coverage ratio no longer applies following FE's upgrade to an investment grade credit rating.

Term Loans

On October 19, 2018, FE entered into two separate syndicated term loan credit agreements, the first being a $1.25 billion 364-day facility with The Bank of Nova Scotia, as administrative agent, and the lenders identified therein, and the second being a $500 million two-year facility with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders identified therein, respectively, the proceeds of each were used to reduce short-term debt. The term loans contain covenants and other terms and conditions substantially similar to those of the FE Facility described above, including a consolidated debt-to-total-capitalization ratio.

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

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in 2018 was 2.26% per annum for the regulated companies’ money pool and 2.96% per annum for the unregulated companies’ money pools.

Weighted Average Interest Rates

The weighted average interest rates on short-term borrowings outstanding, including borrowings under the FirstEnergy Money Pools, as of December 31, 2018 and 2017, were 3.07% and 3.24%, respectively.
15. ASSET RETIREMENT OBLIGATIONS

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
JCP&L, ME and PN maintain NDTs that are legally restricted for purposes of settling the TMI-2 nuclear decommissioning ARO. The fair values of the decommissioning trust assets as of December 31, 2018 and 2017, were $790 million and $822 million, respectively.

The following table summarizes the changes to the ARO balances during 2018 and 2017:

ARO Reconciliation	(In millions)

Balance, January 1, 2017	$581
Transfer of BV-2 liability to NG	(49)
Liabilities settled	(1)
Accretion	39
Balance, December 31, 2017	$570
Changes in timing and amount of estimated cash flows	203
Liabilities settled	(1)
Accretion	40
Balance, December 31, 2018	$812

During the second quarter of 2017, in connection with NG purchasing the lessor equity interests of the remaining non-affiliated leasehold interests from an owner participant in the Beaver Valley Unit 2 sale leaseback and the expiration of the leases, OE and TE transferred the ARO (approximately $49 million) and NDT assets associated with their leasehold interests to NG.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. AE Supply assessed the changes in timing and closure plan requirements associated with the McElroy's Run impoundment site and increased the ARO by approximately $43 million in the third quarter of 2018.

During the fourth quarter of 2018, based on studies completed by a third-party to reassess the estimated costs and timing to decommission TMI-2, JCP&L, ME and PN increased their ARO by a total of approximately $172 million, which was offset against a regulatory asset. The increase in the ARO resulted primarily from accelerated timing of the estimated cash flows associated with decommissioning.
16. REGULATORY MATTERS

STATE REGULATION

Each of the Utilities' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the states in which it operates - in Maryland by the MDPSC, in Ohio by the PUCO, in New Jersey by the NJBPU, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC. The transmission operations of PE in Virginia are subject to certain regulations of the VSCC. In addition, under Ohio law, municipalities may regulate rates of a public utility, subject to appeal to the PUCO if not acceptable to the utility. Further, if any of the FirstEnergy affiliates were to engage in the construction of significant new transmission facilities, depending on the state, they may be required to obtain state regulatory authorization to site, construct and operate the new transmission facility.

The following table summarizes the key terms of distribution rate orders in effect for the Utilities.

Company	Rates Effective	Allowed Debt/Equity	Allowed ROE
CEI	May 2009	51% / 49%	10.5%
ME(1)	January 2017	48.8% / 51.2%	Settled(2)
MP	February 2015	54% / 46%	Settled(2)
JCP&L	January 2017	55% / 45%	9.6%
OE	January 2009	51% / 49%	10.5%
PE-West Virginia	February 2015	54% / 46%	Settled(2)
PE-Maryland	November 1994	48% / 52%	11.9%
PN(1)	January 2017	47.4% / 52.6%	Settled(2)
Penn(1)	January 2017	49.9% / 50.1%	Settled(2)
TE	January 2009	51% / 49%	10.5%
WP(1)	January 2017	49.7% / 50.3%	Settled(2)
(1) Reflects filed debt/equity as final settlement/orders do not specifically include capital structure.
(2) Commission-approved settlement agreements did not disclose ROE rates.

MARYLAND

PE operates under MDPSC approved base rates that were effective as of November 11, 1994. PE also provides SOS pursuant to a combination of settlement agreements, MDPSC orders and regulations, and statutory provisions. SOS supply is competitively procured in the form of rolling contracts of varying lengths through periodic auctions that are overseen by the MDPSC and a third-party monitor. Although settlements with respect to SOS supply for PE customers have expired, service continues in the same manner until changed by order of the MDPSC. PE recovers its costs plus a return for providing SOS.

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2018-2020 and 2021-2023 EmPOWER Maryland program cycles, to the extent the MDPSC determines that cost-effective programs and services are available. PE's 2016 starting goal under this requirement was 0.97%. PE's approved 2018-2020 EmPOWER Maryland plan continues and expands upon prior years' programs, and adds new programs, for a projected total cost of $116 million over the three-year period. PE recovers program costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE.

In 2013, the MDPSC required Maryland electric utilities to submit analyses relating to the costs and benefits of making further system and staffing enhancements in order to attempt to reduce storm outage durations. PE's submitted analysis projected that it would require up to approximately $2.7 billion in infrastructure investments over 15 years to attempt to achieve the quickest level of response for the largest storm projected in MDPSC's scenarios. The MDPSC conducted a hearing September 2014, but has not taken further action on this matter.

On January 19, 2018, PE filed a joint petition along with other utility companies, work group stakeholders and the MDPSC electric vehicle work group leader to implement a statewide electric vehicle portfolio in connection with a 2016 MDPSC proceeding to consider an array of issues relating to electric distribution system design, including matters relating to electric vehicles, distributed energy resources, advanced metering infrastructure, energy storage, system planning, rate design, and impacts on low-income customers. PE proposed an electric vehicle charging infrastructure program at a projected total cost of $12 million, to be recovered over a five-year amortization. On January 14, 2019, the MDPSC approved the petition subject to certain reductions in the scope of the program.

On January 12, 2018, the MDPSC instituted a proceeding to examine the impacts of the Tax Act on the rates and charges of Maryland utilities. PE must track and apply regulatory accounting treatment for the impacts beginning January 1, 2018, and submitted a report to the MDPSC on February 15, 2018, estimating that the Tax Act impacts would be approximately $7 million to $8 million annually for PE’s customers. On August 17, 2018, the Staff of the MDPSC filed a reply that recommended the MDPSC instead direct PE to reduce base rates by $6.5 million to reflect reduced federal tax costs pending resolution of PE's upcoming rate case and further direct that PE pay customers a one-time credit for what the Staff estimated were the tax savings to PE through the end of July 2018. On October 5, 2018, the MDPSC issued an order requiring PE to pay a one-time credit for tax savings through September 30, 2018, which totaled approximately $5 million, and reserved all other Tax Act impacts to be resolved in the pending rate case.

On August 24, 2018, PE filed a base rate case with the MDPSC, which it supplemented on October 22, 2018, to update the partially forecasted test year with a full twelve months of actual data. The rate case requested an annual increase in base distribution rates of $19.7 million, plus creation of an EDIS to fund four enhanced service reliability programs. In responding to discovery, PE revised its request for an annual increase in base rates to $17.6 million. The proposed rate increase reflects $7.3 million in annual savings for customers resulting from the recent federal tax law changes. On November 20, 2018, the Staff of the MDPSC filed testimony recommending an increase in base rates of $12.9 million and conditional approval of the EDIS, while the Maryland Office of People's Counsel filed testimony recommending a reduction in rates of $11.1 million and rejection of the EDIS. The evidentiary hearing concluded on January 28, 2019, and a final order is expected by March 23, 2019.

NEW JERSEY

JCP&L operates under NJBPU approved rates that were effective as of January 1, 2017. In addition, on January 25, 2017, the NJBPU approved the acceleration of the amortization of JCP&L’s 2012 major storm expenses that are recovered through the SRC in order for JCP&L to achieve full recovery by December 31, 2019. JCP&L provides BGS for retail customers who do not choose a third-party EGS and for customers of third-party EGSs that fail to provide the contracted service. All New Jersey EDCs participate in this competitive BGS procurement process and recover BGS costs directly from customers as a charge separate from base rates.

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to rate payers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation, which were published in the NJ Register in the first quarter of 2018. JCP&L filed comments supporting the proposed rulemaking. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes.

Also in December 2017, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On July 13, 2018, JCP&L filed an infrastructure plan, JCP&L Reliability Plus, which proposed to accelerate $386.8 million of electric distribution infrastructure investment over four years to enhance the reliability and resiliency of its distribution system and reduce the frequency and duration of power outages. On August 29, 2018, the NJBPU retained the petition for hearing and, on November 22, 2018, issued a procedural schedule. On December 17, 2018, the Division of Rate Counsel recommended a $97 million program, a return on equity of 8.75%, and 5.38% cost of debt. On January 23, 2019, the NJBPU granted JCP&L's request to temporarily suspend procedural schedule in the matter pending settlement discussions. There can be no assurance that a definitive settlement agreement will be reached and, if so, will be approved by the NJBPU.

On January 31, 2018, the NJBPU instituted a proceeding to examine the impacts of the Tax Act on the rates and charges of New Jersey utilities. The NJBPU ordered New Jersey utilities to: (1) defer on their books the impacts of the Tax Act effective January 1, 2018; (2) to file tariffs effective April 1, 2018, reflecting the rate impacts of changes in current taxes; and (3) to file tariffs effective July 1, 2018, reflecting the rate impacts of changes in deferred taxes. On March 2, 2018, JCP&L filed a petition with the NJBPU, which included proposed tariffs for a base rate reduction of $28.6 million effective April 1, 2018, and a rider to reflect $1.3 million in rate impacts of changes in deferred taxes. On March 26, 2018, the NJBPU approved JCP&L’s rate reduction effective

April 1, 2018, on an interim basis subject to refund, pending the outcome of this proceeding. The NJBPU, however, did not address refunds and other proposed rider tariffs at such time.

OHIO

The Ohio Companies currently operate under ESP IV through May 31, 2024. ESP IV includes Rider DMR, which provides for the Ohio Companies to collect $132.5 million annually for three years, with the possibility of a two-year extension and is grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. Revenues from Rider DMR will be excluded from the significantly excessive earnings test for the initial three-year term but the exclusion will be reconsidered upon application for a potential two-year extension. The PUCO set three conditions for continued recovery under Rider DMR: (1) retention of the corporate headquarters and nexus of operations in Akron, Ohio; (2) no change in control of the Ohio Companies; and (3) a demonstration of sufficient progress in the implementation of grid modernization programs approved by the PUCO. ESP IV also continues a base distribution rate freeze through May 31, 2024. In addition, ESP IV continues the supply of power to non-shopping customers at a market-based price set through an auction process. On February 1, 2019, the Ohio Companies filed with the PUCO an application requesting a two-year extension of Rider DMR at the same amount and conditions.

ESP IV also continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $30 million per year through May 31, 2019; $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. ESP IV also includes: (1) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (2) an agreement to file a Grid Modernization Business Plan for PUCO consideration and approval, which was filed in February 2016, and remains pending as part of the grid modernization settlement described below; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio; and (5) an agreement to file an application to transition to a straight fixed variable cost recovery mechanism for residential customers' base distribution rates, which filing the PUCO denied on June 13, 2018.

Several parties, including the Ohio Companies, filed applications for rehearing regarding the Ohio Companies’ ESP IV with the PUCO. On August 16, 2017, the PUCO denied all remaining intervenor applications for rehearing, denied the Ohio Companies’ challenges to the modifications to Rider DMR and added a third-party monitor to ensure that Rider DMR funds are spent appropriately. The Ohio Companies then filed an application for rehearing of the PUCO’s August 16, 2017 ruling on the issues of the third-party monitor and the ROE calculation for advanced metering infrastructure, which the PUCO denied. In October 2017, the Sierra Club and the OMAEG filed notices of appeal with the Supreme Court of Ohio appealing various PUCO entries on their applications for rehearing. The Ohio Companies intervened in the appeal, and additional parties subsequently filed notices of appeal with the Supreme Court of Ohio challenging various PUCO entries on their applications for rehearing. On September 26, 2018, the Supreme Court of Ohio denied a July 30, 2018 joint motion filed by the OCC, the NOAC, and the OMAEG to stay the portions of the PUCO's orders and entries under appeal that authorized Rider DMR. Oral argument on the appeals was held on January 9, 2019.

Under Ohio law, the Ohio Companies are required to implement energy efficiency programs that achieve certain annual energy savings and total peak demand reductions. The Ohio Companies’ 2017-2019 plan, as proposed in April 2016, includes a portfolio of energy efficiency programs targeted to a variety of customer segments, including residential customers, low income customers, small commercial customers, large commercial and industrial customers and governmental entities. In December 2016, the Ohio Companies filed a Stipulation and Recommendation with several parties that contained changes to the plan and a decrease in the plan costs. The Ohio Companies anticipate the cost of the plans will be approximately $268 million over the life of the portfolio plans and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms. On November 21, 2017, the PUCO issued an order that approved the proposed plans with several modifications, including a cap on the Ohio Companies’ collection of program costs and shared savings set at 4% of the Ohio Companies’ total sales to customers. On December 21, 2017, the Ohio Companies filed an application for rehearing challenging the PUCO’s modifications, which the PUCO denied on January 10, 2018. On March 12, 2018, the Ohio Companies appealed to the Supreme Court of Ohio challenging the PUCO’s imposition of a 4% cost cap. Various other parties also appealed challenging various PUCO entries on their applications for rehearing. Oral argument on the appeals is scheduled for February 20, 2019.

Ohio law requires electric utilities and electric service companies in Ohio to serve part of their load from renewable energy resources measured by an annually increasing percentage, which in 2017 was 3.5%, and increases 1% each year through 2026 (to 12.5%) and shall remain at 12.5% in 2027 and each year thereafter. The Ohio Companies conducted RFPs in 2009, 2010 and 2011 to secure RECs to help meet these renewable energy requirements. In September 2011, the PUCO opened a docket to review the Ohio Companies' alternative energy recovery rider through which the Ohio Companies recover the costs of acquiring these RECs. In August 2013, the PUCO approved the Ohio Companies' REC acquisitions except for certain purchases arising from one auction and directed the Ohio Companies to credit non-shopping customers in the amount of $43.4 million, plus interest, on the basis that the Ohio Companies did not prove such purchases were prudent. Following appeals, on January 24, 2018, the Supreme Court of Ohio reversed the PUCO order finding that the order violated the rule against retroactive ratemaking. After the OCC and ELPC filed a motion for reconsideration, to which the Ohio Companies responded in opposition, on April 25, 2018, the Supreme Court of Ohio denied the motion for reconsideration. As a result, in the second quarter of 2018, the Ohio Companies recognized a pre-tax benefit to earnings (within the Amortization (deferral) of regulatory assets, net line on the Consolidated Statement of Income (Loss)) of approximately $72 million to reverse the liability associated with the PUCO opinion and order.

On December 1, 2017, the Ohio Companies filed an application with the PUCO for approval of a DPM Plan. The DPM Plan is a portfolio of approximately $450 million in distribution platform investment projects, which are designed to modernize the Ohio Companies’ distribution grid, prepare it for further grid modernization projects, and provide customers with immediate reliability benefits. On November 9, 2018, the Ohio Companies filed a settlement agreement that provides for the implementation of the first phase of grid modernization plans, including the investment of $516 million over three years to modernize the Ohio Companies’ electric distribution system, and for all tax savings associated with the Tax Act, discussed below, to flow back to customers. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The settlement has broad support, including PUCO Staff, the OCC, representatives of industrial and commercial customers, a low-income advocate, environmental advocates, hospitals, competitive generation suppliers and other parties. The PUCO conducted a hearing and the settlement agreement remains subject to PUCO approval.

On January 10, 2018, the PUCO opened a case to consider the impacts of the Tax Act and determine the appropriate course of action to pass benefits on to customers. The Ohio Companies, effective January 1, 2018, were required to establish a regulatory liability for the estimated reduction in federal income tax resulting from the Tax Act, and filed comments on February 15, 2018, explaining that customers will save nearly $40 million annually as a result of updating tariff riders for the tax rate changes and that the Ohio Companies’ base distribution rates are not impacted by the Tax Act changes because they are frozen through May 2024. On October 24, 2018, the PUCO entered an Order in its investigation into the impacts of the Tax Act on Ohio's utilities directing that by January 1, 2019, all Ohio rate-regulated utility companies, unless ordered otherwise, file applications not for an increase in rates to reflect the impact of the Tax Act on each specific utility's current rates. On October 30, 2018, the Ohio Companies filed an application to open a new proceeding for the implementation of matters relating to the impact of the Tax Act. As discussed further above, on November 9, 2018, the Ohio Companies filed a settlement agreement that provides for all tax savings associated with the Tax Act to flow back to customers and for the implementation of the first phase of grid modernization plans. As part of the agreement, the Ohio Companies also filed an application for approval of a rider to return the remaining tax savings to customers following PUCO approval of the settlement. On December 19, 2018, the PUCO upheld its January 10, 2018 ruling that utilities should be required to establish a deferred tax liability, effective January 1, 2018, in response to the Tax Act. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The PUCO conducted a hearing and the settlement agreement remains subject to PUCO approval.

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. The Pennsylvania Companies operate under DSPs for the June 1, 2017 through May 31, 2019 delivery period, which provide for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service. Under the DSPs, the supply will be provided by wholesale suppliers through a mix of 12 and 24-month energy contracts, as well as one RFP for 2-year SREC contracts for ME, PN and Penn. The DSPs include modifications to the Pennsylvania Companies’ POR programs in order to reduce the level of uncollectible expense the Pennsylvania Companies experience associated with alternative EGS charges.

The Pennsylvania Companies' DSPs for the June 1, 2019 through May 31, 2023 delivery period were approved by the PPUC in September 2018. Under the 2019-2023 DSPs, the supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. The 2019-2023 DSPs also include modifications to the Pennsylvania Companies’ POR programs in order to continue their clawback pilot program as a long-term, permanent program term, and modifications to the Pennsylvania Companies’ customer class definitions to allow for the introduction of hourly priced default service to customers at or above 100kW. The PPUC directed a working group to further discuss the implementation of customer assistance program shopping limitations and appropriate scripting for the Pennsylvania Companies' customer referral programs, and in November 2018, issued a subsequent order to approve additional customer assistance program shopping parameters and further limit the scope of the working group discussion. On December 21, 2018, the PPUC issued a tentative order proposing a model to incorporate the directed shopping restrictions. Comments on the proposal were filed January 22, 2019.

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

Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. LTIIPs outlining infrastructure improvement plans for PPUC review and approval must be filed prior to approval of a DSIC. On June 14, 2017, the PPUC approved modified LTIIPs for ME, PN and Penn for the remaining years of 2017 through 2020 to provide additional support for reliability and infrastructure investments. On September 20, 2018, following a periodic review of the LTIIPs as required by regulation once every five years, the PPUC entered an Order concluding that the

Pennsylvania Companies have substantially adhered to the schedules and expenditures outlined in their LTIIPs, but that changes to the LTIIPs as designed are necessary to maintain and improve reliability and directed the Pennsylvania Companies to file modified or new LTIIPs. On January 18, 2019, the Pennsylvania Companies filed modifications to their current LTIIPs that would terminate those LTIIPs at the end of 2019, and proposed revised LTIIP spending in 2019 of $44.52 million by ME, $24.72 million by PN, $26.06 million by Penn and $50.85 million by WP. The Pennsylvania Companies also committed to making filings later in 2019, which would propose new LTIIPs for the 2020 through 2024 period.

The Pennsylvania Companies’ approved DSIC riders for quarterly cost recovery went into effect July 1, 2016, subject to hearings and refund or reallocation among customer classes. In the January 19, 2017 order approving the Pennsylvania Companies’ general rate cases, the PPUC added an additional issue to the DSIC proceeding to include whether ADIT should be included in DSIC calculations. On February 2, 2017, the parties to the DSIC proceeding submitted a Joint Settlement to the ALJ that resolved the issues that were pending from the order issued on June 9, 2016. On April 19, 2018, the PPUC approved the Joint Settlement without modification and reversed the ALJ's previous decision that would have required the Pennsylvania Companies to reflect all federal and state income tax deductions related to DSIC-eligible property in currently effective DSIC rates. On May 21, 2018, the Pennsylvania OCA filed an appeal with the Pennsylvania Commonwealth Court of the PPUC's decision of April 19, 2018. On June 11, 2018, the Pennsylvania Companies filed a Notice of Intervention in the Pennsylvania OCA's appeal to the Commonwealth Court. Briefing is complete and oral argument is scheduled for June 3, 2019.

On February 12, 2018, the PPUC initiated a proceeding to determine the effects of the Tax Act on the tax liability of utilities and the feasibility of reflecting such impacts in rates charged to customers. On March 9, 2018, the Pennsylvania Companies submitted their calculation of the net annual effect of the Tax Act on income tax expense and rate base to be $37 million for ME, $40 million for PN, $9 million for Penn, and $30 million for WP. The Pennsylvania Companies also filed comments proposing that rates be adjusted to reflect the tax rate changes prospectively from the date of a final PPUC order via a reconcilable rider, with the amount that would otherwise accrue between January 1, 2018 and the date of a final order being used to invest in the Pennsylvania Companies’ infrastructure. On March 15, 2018, the PPUC issued a Temporary Rates Order making the Pennsylvania Companies’ rates temporary and subject to refund for six months. On May 17, 2018, the PPUC issued orders directing that the Pennsylvania Companies implement a reconcilable negative surcharge mechanism in order to refund to customers the net effect of the Tax Act for the period July 1, 2018 through December 31, 2018, to be prospectively updated for new rates effective January 1, 2019. The Pennsylvania Companies were also directed to establish a regulatory liability for the net impact of the Tax Act for the period of January 1, 2018 through June 30, 2018. On June 14, 2018, the PPUC issued an order revising this directive such that the Pennsylvania Companies must instead establish accounts to track tax savings for the period January 1, 2018 through March 14, 2018, and record regulatory liabilities associated with tax savings for only the period March 15, 2018 through June 30, 2018. The cumulative value of the tracked amounts and the regulatory liability is expected to amount to $12 million for ME, $13 million for PN, $3 million for Penn, and $10 million for WP. These amounts are expected to be addressed in the Pennsylvania Companies' next available rate proceedings, or independent filings to be made within three years, whichever comes sooner. The Pennsylvania Companies filed voluntary surcharges on June 1, 2018, to adjust rates for the reduced tax rate, which were effective for bills rendered starting July 1, 2018. For the first six-month period, the surcharge returned to customers was approximately $22 million for ME, $23 million for PN, $6 million for Penn, and $18 million for WP.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operates under rates approved by the WVPSC effective February 2015. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP's and PE's ENEC rate is updated annually.

In September 2016, the WVPSC approved the Phase II energy efficiency program for MP and PE as reflected in a unanimous settlement, which included three energy efficiency programs to meet the Phase II requirement of energy efficiency reductions of 0.5% of 2013 distribution sales for the January 1, 2017 through May 31, 2018 period. On December 15, 2017, the WVPSC approved MP's and PE's proposed annual decrease in their EE&C rates, effective January 1, 2018, which is not material to FirstEnergy. This Phase II energy efficiency program ended May 31, 2018.

Previously, AE Supply was the winning bidder of a December 2016 RFP to address MP’s generation shortfall and on March 6, 2017, MP and AE Supply signed an asset purchase agreement for MP to acquire AE Supply’s Pleasants Power Station (1,300 MWs), subject to customary and other closing conditions, including regulatory approvals. In January 2018, FERC issued an order denying authorization for the transaction and the WVPSC issued an order approving the transfer of Pleasants Power Station conditioned on MP assuming significant commodity risk. Based on the adverse FERC ruling and the conditions included in the WVPSC order, MP and AE Supply terminated the asset purchase agreement.

On August 31, 2018, MP and PE filed a $100.9 million decrease in their ENEC rates proposed to be effective January 1, 2019, which included a $25.6 million annual decrease impact associated with the settlement regarding the impact of the Tax Act on West Virginia rates, as noted below. Additionally, the August 31, 2018 filing included an elimination of the Energy Efficiency Cost Rate Surcharge effective January 1, 2019, equating to an additional $2.1 million decrease. The rate decreases represent an approximate 7.2% annual decrease in rates versus those in effect on August 31, 2018. A unanimous settlement was filed with the WVPSC on

November 20, 2018, and a hearing was held on November 27, 2018. An order adopting the settlement in full without modification was issued on January 2, 2019.

On January 3, 2018, the WVPSC initiated a proceeding to investigate the effects of the Tax Act on the revenue requirements of utilities. MP and PE must track the tax savings resulting from the Tax Act on a monthly basis, effective January 1, 2018. On January 26, 2018, the WVPSC issued an order clarifying that regulatory accounting should be implemented as of January 1, 2018, including the recording of any regulatory liabilities resulting from the Tax Act. MP and PE filed written testimony on May 30, 2018, explaining the impact of the Tax Act on federal income tax and revenue requirements and showing an annual rate impact of $26.2 million. MP and PE, the Staff of the WVPSC, the WV Consumer Advocate and a coalition of industrial customers entered into a settlement agreement on August 23, 2018, to have $25.6 million in rate reductions flow through to customers beginning September 1, 2018, and to defer to the next base rate case (or a separate proceeding if a base rate case is not filed by August 31, 2020) the amount and classification of the excess ADITs resulting from the Tax Act and the issue of whether MP and PE should be required to credit to customers any of the reduced income tax expense occurring between January 1, 2018 and August 31, 2018. The WVPSC approved the settlement on August 24, 2018.

RELIABILITY MATTERS

Federally-enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, AGC, AE Supply, and the Transmission Companies. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to eight regional entities, including RFC. All of FirstEnergy's facilities are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

FERC REGULATORY MATTERS

Under the FPA, FERC regulates rates for interstate wholesale sales, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects. With respect to their wholesale services and rates, the Utilities, AE Supply, AGC, and the Transmission Companies are subject to regulation by FERC. FERC regulations require JCP&L, MP, PE, WP and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE, WP and the Transmission Companies are subject to functional control by PJM and transmission service using their transmission facilities is provided by PJM under the PJM Tariff.

The following table summarizes the key terms of rate orders in effect for transmission customer billings for FirstEnergy's transmission owner entities:

Company	Rates Effective	Capital Structure	Allowed ROE
ATSI	January 1, 2015	Actual (13 month average)	10.38%
JCP&L	June 1, 2017	Settled(1)	Settled(1)
MP	March 21, 2018(2)	Settled(1)	Settled(1)
PE	March 21, 2018(2)	Settled(1)	Settled(1)
WP	March 21, 2018(2)	Settled(1)	Settled(1)
MAIT	July 1, 2017	50% / 50% (hypothetical)(3)	10.3%
TrAIL	July 1, 2008	Actual (year-end)	12.7% (TrAIL the Line & Black Oak SVC) 11.7% (All other projects)
(1) FERC-approved settlement agreements did not specify.
(2) See FERC Actions on Tax Act below.
(3) Effective January 2019, converts to lower of actual (13 month average) or 60%.

FERC regulates the sale of power for resale in interstate commerce in part by granting authority to public utilities to sell wholesale power at market-based rates upon showing that the seller cannot exert market power in generation or transmission or erect barriers to entry into markets. The Utilities and AE Supply each have been authorized by FERC to sell wholesale power in interstate commerce at market-based rates and have a market-based rate tariff on file with FERC, although major wholesale purchases remain subject to regulation by the relevant state commissions.

Federally-enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, AE Supply, and the Transmission Companies. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to eight regional entities, including RFC. All of the facilities that FirstEnergy operates are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

PJM Transmission Rates

PJM and its stakeholders have been debating the proper method to allocate costs for a certain class of new transmission facilities since 2005. While FirstEnergy and other parties advocated for a traditional "beneficiary pays" (or usage based) approach, others advocated for “socializing” the costs on a load-ratio share basis, where each customer in the zone would pay based on its total usage of energy within PJM. On May 31, 2018, FERC issued an order approving a settlement agreement among various parties, including ATSI and the Utilities, agreeing to apply a combined usage based/socialization approach to cost allocation for charges to transmission customers in the PJM Region for transmission projects operating at or above 500 kV. For historical transmission costs prior to January 1, 2016, the settlement agreement provides a “black-box” schedule of credits to and payments from customers across PJM’s transmission zones. From January 1, 2016 forward, PJM will collect a charge for the revenue requirement associated with each transmission enhancement through a “50/50” calculation, with 50% based on a load-ratio share and the other 50% solution-based distribution factor (DFAX) hybrid method. As a result of the settlement, FirstEnergy recorded a pre-tax benefit of approximately $115 million in 2018 (within the Other operating expenses line on the Consolidated Statement of Income), relating to the amount of refund the Ohio Companies will receive and retain from PJM, of which $73 million is associated with the "black box" calculation of historical transmission costs prior to January 1, 2016, and $42 million is associated with the "50/50" calculation of historical transmission costs from January 1, 2016 to June 30, 2018. PJM implemented the settlement for transmission service in August 2018. Requests for rehearing or clarification of FERC's May 31, 2018, orders and related responses remain pending before FERC. FirstEnergy does not expect a material impact from implementation of the settlement agreement going forward.

RTO Realignment

On June 1, 2011, ATSI and the ATSI zone transferred from MISO to PJM. While many of the matters involved with the move have been resolved, FERC denied recovery under ATSI's transmission rate for certain charges that collectively can be described as "exit fees" and certain other transmission cost allocation charges totaling approximately $78.8 million until such time as ATSI submits a cost/benefit analysis demonstrating net benefits to customers from the transfer to PJM. Subsequently, FERC rejected a proposed settlement agreement to resolve the exit fee and transmission cost allocation issues, stating that its action is without prejudice to ATSI submitting a cost/benefit analysis demonstrating that the benefits of the RTO realignment decisions outweigh the exit fee and transmission cost allocation charges. In a subsequent order, FERC affirmed its prior ruling that ATSI must submit the cost/benefit analysis. ATSI is evaluating the cost/benefit approach.

Separately, FirstEnergy joined certain other PJM TOs in a protest of MISO's proposal to allocate MVP costs to energy transactions that cross MISO's borders into the PJM Region. On September 20, 2018, FERC denied rehearing with respect to its 2016 order regarding allocation of MVP costs and affirmed and clarified its prior decision that MISO may allocate MVP costs to PJM customers for power withdrawals from MISO to PJM as such exports occur.

MAIT Transmission Formula Rate

MAIT previously submitted an application to FERC requesting authorization to implement a forward-looking formula transmission rate to recover and earn a return on transmission assets effective February 1, 2017. Following various protests to the proposed MAIT formula transmission rate, on March 10, 2017, FERC issued an order accepting the MAIT formula transmission rate for filing, suspending the formula transmission rate for five months to become effective July 1, 2017, and establishing hearing and settlement judge procedures. On May 21, 2018, FERC issued an order accepting a settlement agreement as filed by MAIT and certain parties, without conditions. The settlement agreement provides for certain changes to MAIT's formula rate, including changing MAIT's ROE from 11% to 10.3%, setting the recovery amount for certain regulatory assets, and establishing that MAIT's capital structure will not exceed 60% equity over the period ending December 31, 2021. The settlement agreement further provides that the ROE and the 60% cap on the equity component of MAIT's capital structure will remain in effect unless changed pursuant to section 205 or 206 of the FPA provided the effective date for any change shall be no earlier than January 1, 2022. Refunds for the difference between the filed rate and the settlement rate will be handled through MAIT's true-up process.

JCP&L Transmission Formula Rate

In October 2016, after withdrawing its request to the NJBPU to transfer its transmission assets to MAIT, JCP&L submitted an application to FERC requesting authorization to implement a forward-looking formula transmission rate to recover and earn a return on transmission assets effective January 1, 2017. Following various protests to the proposed formula transmission rate, on March 10, 2017, FERC issued an order accepting the JCP&L formula transmission rate for filing, suspending the transmission rate for five months to become effective June 1, 2017, and establishing hearing and settlement judge procedures. On February 20, 2018, FERC issued an order accepting a settlement agreement filed by JCP&L and certain parties, with an effective date of June 1, 2017. The settlement agreement provides for a $135 million stated annual revenue requirement for Network Integration Transmission Service and an average of $20 million stated annual revenue requirement for certain projects listed on the PJM Tariff where the costs are allocated in part beyond the JCP&L transmission zone within the PJM Region. The revenue requirements are subject to a moratorium on additional revenue requirements proceedings through December 31, 2019, other than limited filings to seek recovery for certain additional costs. Refunds for the difference between the filed rate and the settlement rate were paid out ratably in 2018.

FERC Actions on Tax Act

On March 15, 2018, FERC took action to address the impact of the Tax Act on FERC-jurisdictional rates, including transmission and electric wholesale rates. FERC directed MP, PE and WP to either submit a joint filing to adjust their stated transmission rates to address the impact of the Tax Act changes in effective tax rate, or to “show cause” as to why such action is not required. FERC established a refund effective date of March 21, 2018, for any refunds as a result of the change in tax rate. On May 14, 2018, MP, PE and WP submitted revisions to their joint stated transmission rate to reflect the reduction in the federal corporate income tax rate. The revisions reduced the stated rate by 6.70%. FERC issued an order on November 15, 2018, accepting the revisions without modifications or conditions.

Also, on March 15, 2018, FERC issued a Notice of Inquiry seeking information regarding whether and how FERC should address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 15, 2018, FERC issued a NOPR suggesting mechanisms to revise transmission rates to address the Tax Act’s effect on ADIT. Specifically, FERC proposed utilities with transmission formula rates would include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate bases; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Utilities with transmission stated rates would determine the amount of excess and deferred income tax caused by the reduced federal corporate income tax rate and return or recover this amount to or from customers. To assist with implementation of the proposed rule, FERC also issued on November 15, 2018, a policy statement providing accounting and ratemaking guidance for treatment of ADIT for all FERC-jurisdictional public utilities. The policy statement also addresses the accounting and ratemaking treatment of ADIT following the sale or retirement of an asset after December 31, 2017. FESC, on behalf of its affiliated transmission owners, supported comments submitted by Edison Electric Institute requesting additional clarification on the ratemaking and accounting treatment for ADIT in formula and stated transmission rates. FERC's final rule remains pending.

Transmission ROE Methodology

In June 2014, FERC issued Opinion No. 531 revising its approach for calculating the discounted cash flow element of FERC’s ROE methodology and announcing the potential for a qualitative adjustment to the ROE methodology results. Parties appealed to the D.C. Circuit, and on April 14, 2017, that court issued a decision vacating FERC’s order and remanding the matter to FERC for further review. On October 16, 2018, FERC issued its order on remand, in which it proposed a revised ROE methodology. Specifically, in complaint proceedings alleging that an existing ROE is not just and reasonable, FERC proposes to rely on three financial models-discounted cash flow, capital-asset pricing, and expected earnings-to establish a composite zone of reasonableness to identity a range of just and reasonable ROEs. FERC then will utilize the transmission utility’s risk relative to other utilities within that zone of reasonableness to assign the transmission utility to one of three quartiles within the zone. FERC would take no further action (i.e., dismiss the complaint) if the existing ROE falls within the identified quartile. However, if the ROE falls outside the quartile, FERC would deem the existing ROE presumptively unjust and unreasonable and would determine the replacement ROE. FERC would add a fourth financial model risk premium to the analysis to calculate a ROE based on the average point of central tendency for each of the four financial models. FERC established a paper hearing on how the new methodology should apply to the remanded proceedings. FirstEnergy is monitoring the proceedings.

17. COMMITMENTS, GUARANTEES AND CONTINGENCIES

NUCLEAR INSURANCE

JCP&L, ME and PN maintain property damage insurance provided by NEIL for their interest in the retired TMI- 2 nuclear facility, a permanently shut down and defueled facility. Under these arrangements, up to $150 million of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided. JCP&L, ME and PN pay annual premiums and are subject to retrospective premium assessments of up to approximately $1.2 million during a policy year.

JCP&L, ME and PN intend to maintain insurance against nuclear risks as long as it is available. To the extent that property damage, decontamination, decommissioning, repair and replacement costs and other such costs arising from a nuclear incident at any of JCP&L, ME or PN’s plants exceed the policy limits of the insurance in effect with respect to that plant, to the extent a nuclear incident is determined not to be covered by JCP&L, ME or PN’s insurance policies, or to the extent such insurance becomes unavailable in the future, JCP&L, ME or PN would remain at risk for such costs.

The Price-Anderson Act limits public liability relative to a single incident at a nuclear power plant. In connection with TMI-2, JCP&L, ME and PN carry the required ANI third party liability coverage and also have coverage under a Price Anderson indemnity agreement issued by the NRC. The total available coverage in the event of a nuclear incident is $560 million, which is also the limit of public liability for any nuclear incident involving TMI-2.

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

As of December 31, 2018, outstanding guarantees and other assurances aggregated approximately $1.7 billion, consisting of guarantees on behalf of FES and FENOC ($345 million), parental guarantees on behalf of its consolidated subsidiaries' guarantees ($1.0 billion), other guarantees ($190 million) and other assurances ($140 million). FirstEnergy has also committed to provide certain additional guarantees to the FES Debtors for retained environmental liabilities of AE Supply related to the Pleasants Power Station and McElroy's Run CCR disposal facility as part of the settlement agreement in connection with the FES Bankruptcy.

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on AE Supply's power portfolio exposure as of December 31, 2018, AE Supply has posted no collateral. The Utilities and Transmission Companies have posted collateral totaling $2 million.

These credit-risk-related contingent features, or the margining provisions within bilateral agreements, stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining, which is the ability to secure additional collateral when needed, could be required. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of December 31, 2018:

Potential Collateral Obligations	AE Supply	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
At Current Credit Rating	$1	$—	$—	$1
Upon Further Downgrade	—	62	—	62
Surety Bonds (Collateralized Amount)(1)	1	59	246	306
Total Exposure from Contractual Obligations	$2	$121	$246	$369

Surety Bonds are not tied to a credit rating. Surety Bonds' impact assumes maximum contractual obligations (typical obligations require 30 days to cure). FE provides credit support for FG surety bonds for $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield's Ferry CCR disposal site, respectively.

OTHER COMMITMENTS AND CONTINGENCIES

FE is a guarantor under a $300 million syndicated senior secured term loan facility due March 3, 2020, under which Global Holding's outstanding principal balance is $190 million as of December 31, 2018. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

Compliance with environmental regulations could have a material adverse effect on FirstEnergy's earnings, cash flow and competitive position to the extent that FirstEnergy competes with companies that are not subject to such regulations and, therefore, do not bear the risk of costs associated with compliance, or failure to comply, with such regulations.

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

The EPA tightened the primary and secondary NAAQS for ozone from the 2008 standard levels of 75 PPB to 70 PPB on October 1, 2015. The EPA stated the vast majority of U.S. counties will meet the new 70 PPB standard by 2025 due to other federal and state rules and programs but on April 30, 2018, the EPA designated fifty-one areas in twenty-two states as non-attainment; however, FirstEnergy has no power plants operating in those areas. States have roughly three years to develop implementation plans to attain the new 2015 ozone NAAQS. Depending on how the EPA and the states implement the new 2015 ozone NAAQS, the future cost of compliance may be material and changes to FirstEnergy’s operations may result. In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility's NOx emissions significantly contribute to Delaware's inability to attain the ozone NAAQS. The petition sought a short-term NOx emission rate limit of 0.125 lb/mmBTU over an averaging period of no more than 24 hours. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3 and Pleasants Units 1 and 2, significantly contribute to Maryland's inability to attain the ozone NAAQS. The petition sought NOx emission rate limits for the 36 EGUs by May 1, 2017. On September 14, 2018, the EPA denied both the States of Delaware and Maryland petitions under CAA Section 126. In October 2018, Delaware and Maryland appealed the denials of their petitions to the D.C. Circuit. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including Ohio, Pennsylvania and West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126.

On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018, but has not taken any further action. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

On May 1, 2017, FE and FG, and CSX and BNSF entered into a definitive settlement agreement, which resolved all claims related to a coal transportation contract dispute as a result of MATS. Pursuant to the settlement agreement, FG agreed to pay CSX and BNSF an aggregate amount equal to $109 million, payable in three annual installments, the first of which was made on May 1, 2017. FE agreed to unconditionally and continually guarantee the settlement payments due by FG pursuant to the terms of the settlement agreement. The settlement agreement further provided that in the event of the initiation of bankruptcy proceedings or failure to make timely settlement payments, the unpaid settlement amount will immediately accelerate and become due and payable in full. On April 6, 2018, FE paid the remaining $72 million under the settlement agreement as a result of the FES Bankruptcy.

As to a specific coal supply agreement, AE Supply, the party thereto, asserted termination rights effective in 2015 as a result of MATS. In response to notification of the termination, on January 15, 2015, Tunnel Ridge, LLC, the coal supplier, commenced litigation in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging AE Supply did not have sufficient justification to terminate the agreement and seeking damages for the difference between the market and contract price of the coal, or lost profits plus incidental damages. On February 18, 2018, the parties reached an agreement in principle settling all claims in dispute. The agreement in principle includes, among other matters, a $93 million payment by AE Supply, as well as certain coal supply commitments for Pleasants Power Station during its remaining operation by AE Supply. Certain aspects of the final settlement agreement are guaranteed by FE, including the $93 million payment, which was paid in the first quarter of 2018. The parties executed the final settlement agreement on March 9, 2018, and the plaintiff dismissed the matter with prejudice on March 15, 2018.

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

The EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act,” in December 2009, concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. The EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and also finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On January 21, 2016, a panel of the D.C. Circuit denied the motions for stay and set an expedited schedule for briefing and argument. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On October 16, 2017, the EPA issued a proposed rule to repeal the CPP. To replace the CPP, the EPA proposed the ACE rule on August 21, 2018, which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. Depending on the outcomes of the review pursuant to the executive order, of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations phase-in as permits are renewed on a five-year cycle from 2018 to 2023. On April 13, 2017, the EPA granted a Petition for Reconsideration and administratively stayed all deadlines in the effluent limits rule pending a new rulemaking. On September 18, 2017, the EPA replaced the administrative stay with a rulemaking which postponed only certain compliance deadlines for two years. Depending on the outcome of appeals and how any final rules are ultimately implemented, the future costs of compliance with these standards may be substantial and changes to FirstEnergy's operations may result.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. AE Supply assessed the changes in timing and closure plan requirements associated with the McElroy's Run impoundment site and increased the ARO by approximately $43 million in the third quarter of 2018.

Pursuant to a 2013 consent decree, PA DEP issued a 2014 permit for the Little Blue Run CCR impoundment requiring the Bruce Mansfield plant to cease disposal of CCRs by December 31, 2016, and FG to provide bonding for 45 years of closure and post-closure activities and to complete closure within a 12-year period, but authorizing FG to seek a permit modification based on "unexpected site conditions that have or will slow closure progress." The permit does not require active dewatering of the CCRs, but does require a groundwater assessment for arsenic and abatement if certain conditions in the permit are met. The CCRs from the Bruce Mansfield plant are being beneficially reused with the majority used for reclamation of a site owned by the Marshall County Coal Company in Moundsville, West Virginia, and the remainder recycled into drywall by National Gypsum. These beneficial reuse options are expected to be sufficient for ongoing plant operations, however, the Bruce Mansfield plant is pursuing other options. On May 22, 2015 and September 21, 2015, the PA DEP reissued a permit for the Hatfield's Ferry CCR disposal facility and then modified that permit to allow disposal of Bruce Mansfield plant CCR. The Sierra Club's Notices of Appeal before the Pennsylvania Environmental Hearing Board challenging the renewal, reissuance and modification of the permit for the Hatfield’s Ferry CCR disposal facility were resolved through a Consent Adjudication between FG, PA DEP and the Sierra Club requiring operational changes that became effective November 3, 2017. As noted above, FE provides credit support for FG surety bonds of $169 million and $31 million for the benefit of the PA DEP with respect to LBR and the Hatfield's Ferry disposal site, respectively.

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of December 31, 2018, based on estimates of the total costs of cleanup, FirstEnergy's proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $121 million have been accrued through December 31, 2018, including approximately $85 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of December 31, 2018, JCP&L, ME and PN had in total approximately $790 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

FES Bankruptcy

On March 31, 2018, FES, including its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, and FENOC filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. See Note 3, "Discontinued Operations," for additional information.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FE or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FE or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 16, "Regulatory Matters," of the Notes to Consolidated Financial Statements.

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
18. TRANSACTIONS WITH AFFILIATED COMPANIES
FE does not bill directly or allocate any of its costs to any subsidiary company. Costs are charged to FE's subsidiaries, as well as FES and FENOC, for services received from FESC. The majority of costs are directly billed or assigned at no more than cost. The remaining costs are for services that are provided on behalf of more than one company, or costs that cannot be precisely identified and are allocated using formulas developed by FESC. The current allocation or assignment formulas used and their bases include multiple factor formulas: each company’s proportionate amount of FirstEnergy’s aggregate direct payroll, number of employees, asset balances, revenues, number of customers, other factors and specific departmental charge ratios. Intercompany transactions are generally settled under commercial terms within thirty days.
The Utilities and Transmission Companies are parties to an intercompany income tax allocation agreement with FE and its other subsidiaries, including FES and FENOC, that provides for the allocation of consolidated tax liabilities. Net tax benefits attributable to FE are generally reallocated to the subsidiaries of FirstEnergy that have taxable income. That allocation is accounted for as a capital contribution to the company receiving the tax benefit (see Note 7, "Taxes").
Additionally, the Utilities purchase power from FES to meet a portion of their POLR and default service requirements and provide power to certain facilities. See Note 3 "Discontinued Operations" for additional details.
19. SEGMENT INFORMATION

Regulated Distribution and Regulated Transmission are FirstEnergy's reportable segments.

Financial information for each of FirstEnergy’s reportable segments is presented in the tables below.

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York. This segment also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey. Regulation of our retail distribution rates is generally premised on providing an opportunity to earn a reasonable return of and on prudently incurred invested capital to provide service to our customers through the use of both base rate proceedings and other cost-based rate mechanisms, including recovery riders and trackers. The segment's results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs.

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at JCP&L, MP, PE and WP. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.

The Corporate/Other segment reflects corporate support not charged to FE's subsidiaries, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. Reconciling adjustments are shown separately in the following table of Segment Financial Information. As of December 31, 2018, approximately 70 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, was included in continuing operations of the Corporate/Other reportable segment. As of December 31, 2018, Corporate/Other had approximately $7.1 billion of FE holding company debt.

FES, FENOC, BSPC and a portion of AE Supply (including the Pleasants Power Station), representing substantially all of FirstEnergy’s operations that previously comprised the CES reportable operating segment, are presented as discontinued operations in FirstEnergy’s consolidated financial statements resulting from the FES Bankruptcy and actions taken as part of the strategic review to exit commodity-exposed generation, as discussed below. During the third quarter of 2018, the Pleasants Power Station was reclassified to discontinued operations following its inclusion in the definitive FES Bankruptcy settlement agreement for the benefit of FES' creditors. Prior period results have been reclassified to conform with such presentation as discontinued operations. The financial information for all periods has been revised to present the discontinued operations within Reconciling Adjustments. The remaining business activities that previously comprised the CES reportable operating segment were not material and, as such, have been combined into Corporate/Other for reporting purposes.

Segment Financial Information

For the Years Ended December 31,	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)

2018
Total revenues	$10,103	$1,353	$34	$(229)	$11,261
Provision for depreciation	812	252	3	69	1,136
Amortization (Deferral) of regulatory assets, net	(163)	13	—	—	(150)
Miscellaneous income (expense), net	192	14	32	(33)	205
Interest expense	514	167	468	(33)	1,116
Income taxes	422	122	(54)	—	490
Income (loss) from continuing operations	1,242	397	(617)	—	1,022
Total assets	28,690	10,404	969	—	40,063
Total goodwill	5,004	614	—	—	5,618
Property additions	1,411	1,104	133	27	2,675

2017
Total revenues	$9,760	$1,324	$43	$(199)	$10,928
Provision for depreciation	724	224	10	69	1,027
Amortization of regulatory assets, net	292	16	—	—	308
Impairment of assets	—	41	—	—	41
Miscellaneous income (expense), net	57	1	39	(44)	53
Interest expense	535	156	358	(44)	1,005
Income taxes (benefits)	580	205	930	—	1,715
Income (loss) from continuing operations	916	336	(1,541)	—	(289)
Total assets	27,730	9,525	1,007	3,995	42,257
Total goodwill	5,004	614	—	—	5,618
Property additions	1,191	1,030	49	317	2,587

2016
Total revenues	$9,619	$1,143	$140	$(202)	$10,700
Provision for depreciation	676	187	3	67	933
Amortization of regulatory assets, net	290	7	—	—	297
Impairment of assets	—	—	43	—	43
Miscellaneous income (expense), net	85	(1)	(17)	(23)	44
Interest expense	586	158	252	(23)	973
Income taxes (benefits)	375	187	(35)	—	527
Income (loss) from continuing operations	651	331	(431)	—	551
Total assets	27,702	8,755	1,061	5,630	43,148
Total goodwill	5,004	614	—	—	5,618
Property additions	1,063	1,101	56	615	2,835

20. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain consolidated operating results by quarter for 2018 and 2017.

FirstEnergy
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share amounts)	2018				2017 (4)
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Revenues	$2,710	$3,064	$2,625	$2,862	$2,681	$2,910	$2,561	$2,776
Other operating expense	770	739	684	940	803	651	657	650
Provision for depreciation	293	283	283	277	262	261	254	250
Impairment of assets (Note 1)	—	—	—	—	28	13	—	—
Operating Income	512	710	700	580	505	733	574	616
Pension and OPEB mark-to-market adjustment	(144)	—	—	—	(102)	—	—	—
Income before income taxes	169	520	409	414	171	503	352	400
Income taxes	(13)	133	121	249	1,232	202	132	149
Income from continuing operations	182	387	288	165	(1,061)	301	220	251
Discontinued operations (1) (Note 3)	(44)	(845)	11	1,204	(1,438)	95	(46)	(46)
Net Income (Loss)	138	(458)	299	1,369	(2,499)	396	174	205
Income allocated to preferred shareholders (2)	10	54	165	156	—	—	—	—
Net income (loss) attributable to common shareholders	128	(512)	134	1,213	(2,499)	396	174	205
Earnings (loss) per share of common stock-(3)
Basic - Continuing Operations	0.34	0.66	0.27	0.01	(2.39)	0.68	0.49	0.57
Basic - Discontinued Operations (Note 3)	(0.09)	(1.68)	0.01	2.54	(3.23)	0.21	(0.10)	(0.11)
Basic - Net Income (Loss) Attributable to Common Shareholders	0.25	(1.02)	0.28	2.55	(5.62)	0.89	0.39	0.46
Diluted - Continuing Operations	0.34	0.66	0.27	0.01	(2.39)	0.68	0.49	0.57
Diluted - Discontinued Operations (Note 3)	(0.09)	(1.68)	0.01	2.53	(3.23)	0.21	(0.10)	(0.11)
Diluted - Net Income (Loss) Attributable to Common Shareholders	0.25	(1.02)	0.28	2.54	(5.62)	0.89	0.39	0.46

(1) Net of income taxes
(2) The sum of quarterly income allocated to preferred shareholders may not equal annual income allocated to preferred shareholders as quarter-to-date and year-to-date amounts are calculated independently.

(3) The sum of quarterly earnings per share information may not equal annual earnings per share due to the issuance of shares and conversion of preferred shares throughout the year. See FirstEnergy's Consolidated Statements of Stockholders' Equity and Note 6, "Stock-Based Compensation Plans," for additional information.

(4) Prior year numbers have been re-casted for discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of FirstEnergy, with the participation of the chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of their registrant's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that FirstEnergy’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework published in 2013, management conducted an evaluation of the effectiveness of their internal control over financial reporting under the supervision of the chief executive officer and chief financial officer. Based on that evaluation, management concluded that FirstEnergy's internal control over financial reporting was effective as of December 31, 2018. The effectiveness of FirstEnergy’s internal control over financial reporting, as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, FirstEnergy's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to FirstEnergy's 2019 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to FirstEnergy’s 2019 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Item 403 of Regulation S-K information required by Item 12 is incorporated herein by reference to FirstEnergy's 2019 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

The following table contains information as of December 31, 2018, regarding compensation plans for which shares of FE common stock may be issued.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	5,996,152	(2)	$37.75	(3)	4,749,792	(4)
Equity compensation plans not approved by security holders(5)	—		N/A		—
Total	5,996,152		$37.75		4,749,792

(1) This number includes stock-based RSUs originally intended to be issued as shares but that have been converted to be paid in cash.
(2) Represents shares of common stock that could be issued upon exercise of outstanding options granted under the ICP 2007 and ICP 2015. This number also includes 2,432,371 shares subject to outstanding awards of stock based RSUs granted under the ICP 2015 if paid at target for the three outstanding cycles, as well as 2,432,371 additional shares assuming maximum performance metrics are achieved for the 2016-2018, 2017-2019, and 2018-2020 cycles of stock based RSUs, 41,905 outstanding FE Amended and Restated EDCP related shares to be paid in stock and 427,383 shares related to the FE DCPD that will be paid in stock. Cash based RSUs granted under the ICP 2015 are payable only in cash and therefore have not been included in the table, however, as noted above, certain stock-based awards that have been amended to pay in cash. Not reflected in the table are 129,924 stock options related to the AE 2008 Long-Term Incentive Plan and the AE 1998 Long-Term Incentive Plan and 20,558 shares related to the AYE Director's Plan and AYE DCD that will be paid in stock per the election of the recipient.
(3) Only FirstEnergy options were included in the calculation for determining the weighted-average exercise price. The weighted-average exercise price for options outstanding under the AE 2008 Long-Term Incentive Plan and the AE 1998 Long-Term Incentive Plan was $35.45 as of December 31, 2018.
(4) Represents shares available for issuance, assuming maximum performance metrics are achieved (or approximately 7,182,162 available assuming performance at target) for the 2016-2018, 2017-2019, and 2018-2020 cycles of stock-based RSUs, with respect to future awards under the ICP 2015 and future accruals of dividends on awards outstanding under ICP 2015. Additional shares may become available under the ICP 2015 due to cancellations, forfeitures, cash settlements or other similar circumstances with respect to outstanding awards. In addition, nominal amounts of shares may be issued in the future under the AYE Director's Plan and AYE DCD to cover future dividends that may accrue on amounts previously deferred and payable in stock, but new awards are no longer being granted under the Allegheny plans or the ICP 2007.
(5) All equity compensation plans have been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to FirstEnergy’s 2019 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

A summary of the audit and audit-related fees for services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2018 and 2017, are as follows:

	Audit Fees(1)		Audit-Related Fees(2)
	2018	2017(3)	2018	2017
	(In thousands)
FirstEnergy	$7,345	$8,460	$163	$502

(1)
Professional services rendered for the audits of the registrants' annual financial statements and reviews of unaudited financial statements included in the registrants' Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters, agreed upon procedures and consents for financings and filings made with the SEC.

(2)	Professional services rendered in 2018 and 2017 related to SEC Regulation AB. Also, in 2017, professional services rendered related to restructuring.

(3)	Includes approximately $1.6 million in audit fees for FES' audit in 2017.

Tax Fees and All Other Fees

Tax-related fees totaled $120,000 in 2018. There were no tax services performed by PricewaterhouseCoopers LLP in 2017. PricewaterhouseCoopers LLP performed no other services in 2018 or 2017, however, the registrants paid approximately $6,300 and $39,500 in software subscription fees to PricewaterhouseCoopers LLP for 2018 and 2017, respectively.

Additional information required by this item is incorporated herein by reference to FirstEnergy’s 2019 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE
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
2. Financial Statement Schedule:
Reports of Independent Registered Public Accounting Firm as to Schedule are included herein on pages:

Page
FirstEnergy	86
Schedule II — Consolidated Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2018, are included herein on pages:

Page
FirstEnergy	160

3. Exhibits — FirstEnergy

Exhibit Number

3-1		Amended Articles of Incorporation of FirstEnergy Corp., as amended January 22, 2018 (incorporated by reference to FE’s Form 10-K filed February 20, 2018, Exhibit 3.1, File No. 333-21011).

3-2		FirstEnergy Corp. Amended Code of Regulations, as amended May 17, 2011 (incorporated by reference FE’s Form 10-Q filed July 31, 2018, Exhibit 3, File No. 333-21011).

4-1
Indenture, dated November 15, 2001, between FirstEnergy Corp. and The Bank of New York Mellon, as Trustee (incorporated by reference to FE’s Form S-3 filed September 21, 2001, Exhibit 4(a), File No. 333-69856).

4-2
Officer’s Certificate relating to FirstEnergy Corp.’s $650 million aggregate principal amount of its 2.75% Notes, Series A, due 2018 and $850 million aggregate principal amount of its 4.25% Notes, Series B, due 2023 (the “Series B Notes”) (incorporated by reference to FE’s Form 8-K filed March 5, 2013, Exhibit 4.1, File No. 333-21011).

4-2	(a)	Form of Series B Note (incorporated by reference to FE’s Form 8-K filed March 5, 2013, Exhibit 4.3, File No. 333-21011).

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

4-7		Form of 2.85% Note, Series A, due 2022 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

4-8		Form of 3.90% Note, Series B, due 2027 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

4-9		Form of 4.85% Note, Series C, due 2047 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

(B) 10-1		FirstEnergy Corp. 2007 Incentive Plan, effective May 15, 2007 (incorporated by reference to FE’s Form 10-K filed February 25, 2009, Exhibit 10.1, File No. 333-21011).

(B) 10-2		Amendment to FirstEnergy Corp. 2007 Incentive Plan, effective January 1, 2011 (incorporated by reference to FE's Form 10-Q filed May 3, 2011, Exhibit 10.5, File No. 333-21011).

(B) 10-3		Amendment No. 2 to FirstEnergy Corp. 2007 Incentive Plan, effective January 1, 2014 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-3, File No. 333-21011).

(B) 10-4
FirstEnergy Corp. Deferred Compensation Plan for Outside Directors, amended and restated January 1, 2005, further amended December 31, 2010 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-6, File No. 333-21011).

(B) 10-5		Amendment No. 1 to Deferred Compensation Plan for Outside Directors, effective as of January 1, 2012 (incorporated by reference to FE's Form 10-Q filed May 3, 2011, Exhibit 10.7, File No. 333-21011).

(B) 10-6
Amendment No. 2 to FirstEnergy Corp. Deferred Compensation Plan for Outside Directors, effective January 21, 2014, (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-8, File No. 333-21011).

(A) (B) 10-7		Amendment No. 3 to FirstEnergy Corp. Deferred Compensation Plan for Outside Directors, dated January 14, 2019 and effective as of April 1, 2018.

(B) 10-8
FirstEnergy Corp. Supplemental Executive Retirement Plan, amended and restated January 1, 2005, further amended December 31, 2010 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-9, File No. 333-21011).

Exhibit Number

(B) 10-9	Amendment to FirstEnergy Corp. Supplemental Executive Retirement Plan, effective January 1, 2012 (incorporated by reference to FE's Form 10-Q filed May 3, 2011, Exhibit 10.8, File No. 333-21011).

(A) (B) 10-10	Amendment No. 2 to FirstEnergy Corp. Supplemental Executive Retirement Plan, dated January 14, 2019 and effective [as of April 1], 2018.

(B) 10-11	FirstEnergy Corp. Cash Balance Restoration Plan, effective January 1, 2014 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-11, File No. 333-21011).

(B) 10-12
Retirement Plan for Outside Directors of GPU, Inc. as amended and restated as of August 8, 2000 (incorporated by reference to GPU, Inc. Form 10-K filed March 21, 2001, Exhibit 10-N, File No. 001-06047).

10-13	Consent Decree dated March 18, 2005 (incorporated by reference to FE’s Form 8-K filed March 18, 2005, Exhibit 10-1, File No. 333-21011).

(B) 10-14	Allegheny Energy, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to FE's Form 8-K filed February 25, 2011, Exhibit 10.3, File No. 21011).

(B) 10-15	Amendment No. 1 to Allegheny Energy, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to FE's Form 8-K filed February 27, 2014, Exhibit 10-27, File No. 333-21011).

(B) 10-16	Allegheny Energy, Inc. Non-Employee Director Stock Plan (incorporated by reference to FE's Form 8-K filed February 25, 2011, Exhibit 10.4, File No. 21011).

(B) 10-17
Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-29, File No. 333-21011).

(B) 10-18
Amendment No. 1 to Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-30, File No. 333-21011).

(B) 10-19	Form of Director and Officer Indemnification Agreement (incorporated by referenced to FE’s Form 8-K filed May 16, 2018, Exhibit 10.1, File No. 333-21011).

10-20
Guarantee, dated as of September 16, 2013 by FirstEnergy Corp. in favor of participants under the FirstEnergy Corp. Executive Deferred Compensation Plan (incorporated by reference to FE’s Form 10-Q filed November 5, 2013, Exhibit 10.2, File No. 333-21011).

(B) 10-21	Form of Restricted Stock Agreement (incorporated by reference to FE’s Form 10-K filed February 17, 2015, Exhibit 10-49, File No. 333-21011).

(B) 10-22
FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated July 20, 2015, and effective as of November 1, 2015 (incorporated by reference to FE's Form 8-K filed July 24, 2015, Exhibit 10.1, File No. 333-21011).

(A) (B) 10-23	Amendment No. 1 to FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated January 14, 2019 and effective [as of April 1], 2018.

(B) 10-24
Performance-Earned Restricted Stock Award Agreement, effective August 10, 2015, by and between FirstEnergy Corp. and James F. Pearson (incorporated by reference to FE's Form 8-K filed August 7, 2015, Exhibit 10.1, File No. 333-21011).

(B) 10-25
FirstEnergy Corp. 2017 Change in Control Severance Plan, dated as of September 15, 2015, and effective as of January 1, 2017 (incorporated by reference to FE's Form 8-K filed September 18, 2015, Exhibit 10.1, File No. 333-21011).

(B) 10-26
Waiver of Participation in the FirstEnergy Corp. Change in Control Severance Plan, entered into by Charles E. Jones dated as of September 15, 2015 (incorporated by reference to FE's Form 8-K filed September 18, 2015, Exhibit 10.2, File No. 333-21011).

(B) 10-27
Non-Competition and Non-Disparagement Agreement, entered into by Charles E. Jones, dated as of September 15, 2015 (incorporated by reference to FE's Form 8-K filed September 18, 2015, Exhibit 10.3, File No. 333-21011).

(B) 10-28	FirstEnergy Corp. 2015 Incentive Compensation Plan (incorporated by reference to FE's Definitive Proxy Statement filed April 1, 2015, Appendix A, File No. 333-21011).

(B) 10-29
Amendment No. 1 to the FirstEnergy Corp. 2015 Incentive Compensation Plan, effective February 21, 2017 (incorporated by reference to FE's Form 10-K filed February 21, 2017, Exhibit 10-51, File No. 333-21011).

(B) 10-30	Form of 2016-2018 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-K filed February 16, 2016, Exhibit 10-57, File No. 333-21011).

Exhibit Number

(B) 10-31	Form of 2016-2018 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-K filed February 16, 2016, Exhibit 10-58, File No. 333-21011).

(B) 10-32	Form of 2016 Restricted Stock Award Agreement (incorporated by reference to FE's Form 10-K filed February 16, 2016, Exhibit 10-59, File No. 333-21011).

(B) 10-33	Form of 2017-2019 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-K filed February 21, 2017, Exhibit 10-49, File No. 333-21011).

(B) 10-34	Form of 2017-2019 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-K filed February 21, 2017, Exhibit 10-50, File No. 333-21011).

(B) 10-35	Form of 2017 Restricted Stock Award Agreement (incorporated by reference to FE's Form 10-K filed February 21, 2017, Exhibit 10-52, File No. 333-21011).

(B) 10-36	Executive Severance Benefits Plan, as amended and restated as of December 20, 2016 (incorporated by reference to FE’s Form 8-K filed December 21, 2016, Exhibit 10.1, File No. 333-21011).

10-37
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

(A) 10-38
Amendment No. 1 to Credit Agreement, dated as of October 19, 2018, among FirstEnergy, The Cleveland Electric Illuminating Company, Metropolitan Edison Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company, Jersey Central Power & Light Company, Monongahela Power Company, Pennsylvania Electric Company, The Potomac Edison Company and West Penn Power Company, as borrowers, Mizuho Bank, Ltd., as administrative agent, and the lending banks and swing line lenders identified therein.

10-39
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

(A) 10-40
Amendment No. 1 to Credit Agreement, dated as of October 19, 2018, among FirstEnergy Transmission, LLC, American Transmission Systems, Incorporated, Mid-Atlantic Interstate Transmission, LLC and Trans-Allegheny Interstate Line Company, as borrowers, and PNC Bank, National Association, as administrative agent, the banks and the fronting banks identified therein.

10-41
Credit Agreement, dated as of December 6, 2016, among FirstEnergy Solutions Corp., as Borrower, FirstEnergy Generation, LLC and FirstEnergy Nuclear Generation, LLC, as Guarantors and FirstEnergy Corp., as Lender (incorporated by reference to FE’s Form 8-K filed December 6, 2016, Exhibit 10.4, File No. 333-21011).

(B) 10-42
FirstEnergy Solutions Corp. Replacement 2017 Long-Term Incentive Program (LTIP), effective March 6, 2017 (incorporated by reference to FE's Form 10-Q filed April 27, 2017, Exhibit 10.1, File No. 333-21011).

(B) 10-43
Guarantee, dated as of February 21, 2017, by FirstEnergy Corp. in favor of participants under the FirstEnergy Corp. Cash Balance Pension Restoration Plan (incorporated by reference to FE’s Form 10-Q filed July 27, 2017, Exhibit 10.1, File No. 333-21011).

10-44
Preferred Stock Purchase Agreement, dated January 22, 2018, among FirstEnergy Corp. and the Preferred Investors (incorporated by reference to FE’s Form 8-K filed January 22, 2018, Exhibit 10.1, File No. 333-21011).

10-45
Common Stock Purchase Agreement, dated January 22, 2018, among FirstEnergy Corp. and ZP Master Utility Fund, Ltd., P Zimmer, Ltd., ZP Energy Fund, L.P. and ZP Master Energy Fund, L.P. (incorporated by reference to FE’s Form 8-K filed January 22, 2018, Exhibit 10.2, File No. 333-21011).

(B) 10-46	Form of 2018-2020 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-K filed February 20, 2018, Exhibit 10-56, File No. 333-21011).

(B) 10-47	Form of 2018-2020 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-K filed February 20, 2018, Exhibit 10-57, File No. 333-21011).

(B) 10-48	Form of 2018 Restricted Stock Award Agreement (incorporated by reference to FE’s Form 10-K filed February 20, 2018, Exhibit 10-58, File No. 333-21011).

(B) 10-49	FirstEnergy Solutions Corp. 2016 Key Employee Retention Plan, effective December 1, 2016 (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.3, File No. 333-21011).

Exhibit Number

(B) 10-50
Amendment to FirstEnergy Solutions Corp. 2016 Key Employee Retention Plan, effective March 23, 2017 (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.4, File No. 333-21011).

(B) 10-51
Second Amendment to FirstEnergy Solutions Corp. 2016 Key Employee Retention Plan, effective December 1, 2017 (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.5, File No. 333-21011).

(B) 10-52	Form of FirstEnergy Solutions Corp. Retention Agreement (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.6, File No. 333-21011).

(B) 10-53	FirstEnergy Nuclear Operating Company 2016 Key Employee Retention Plan, effective December 1, 2016 (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.7, File No. 333-21011).

(B) 10-54
Amendment to FirstEnergy Nuclear Operating Company 2016 Key Employee Retention Plan, effective March 23, 2017 (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.8, File No. 333-21011).

(B) 10-55
Second Amendment to FirstEnergy Nuclear Operating Company 2016 Key Employee Retention Plan, effective December 1, 2017 (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.9, File No. 333-21011).

(B) 10-56	Form of FirstEnergy Nuclear Operating Company 2016 Key Employee Retention Agreement (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.10, File No. 333-21011).

(B) 10-57
FirstEnergy Nuclear Operating Company Replacement 2017 Long-Term Incentive Program (LTIP), effective March 6, 2017 (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.11, File No. 333-21011).

(B) 10-58	Form of 2018-2019 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.12, File No. 333-21011).

(B) 10-59	FirstEnergy Solutions Corp. 2018 Annual Incentive Program, effective February 19, 2018 (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.13, File No. 333-21011).

(B) 10-60
FirstEnergy Solutions Corp. Amended and Restated 2018 Annual Incentive Program (AIP), effective March 28, 2018 (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.14, File No. 333-21011).

(B) 10-61	Executive Voluntary Enhanced Retirement Program (incorporated by reference to FE’s Form 8-K filed July 23, 2018, Exhibit 10.1, File No. 333-21011).

10-62
Settlement Agreement, dated as of August 26, 2018, by and among the Debtors, the FE Non-Debtor Parties, the Ad Hoc Noteholders Group, the Bruce Mansfield Certificateholders Group and the Committee (in each case, as defined therein) (incorporated by reference to FE’s Form 8-K filed August 27, 2018, Exhibit 10.1, File No. 333-21011).

(A) 10-63	Term Loan Credit Agreement, dated as of October 19, 2018, among FirstEnergy Corp., the banks named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.

(A) 10-64	Term Loan Credit Agreement, dated as of October 19, 2018, among FirstEnergy Corp., the banks named therein and Bank of Nova Scotia, as Administrative Agent.

(B) 10-65
FirstEnergy Solutions Corp. Voluntary Enhanced Retirement Option, effective as of January 2, 2019 (incorporated by referenced to FE’s Form 8-K filed November 11, 2018, Exhibit 10.1, File No. 333-21011).

(B) 10-66	FirstEnergy Solutions Corp. 2019 Annual Incentive Program (incorporated by referenced to FE’s Form 8-K filed December 4, 2018, Exhibit 10.1, File No. 333-21011).

(A) (B) 10-67	Form of 2019-2021 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement.

(A) (B) 10-68	Form of 2019-2021 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement.

(A) (B) 10-69	Form of 2019 Restricted Stock Award Agreement.

(A) 21	List of Subsidiaries of the Registrant at December 31, 2018.

(A) 23	Consent of Independent Registered Public Accounting Firm.

(A) 31-1	Certification of chief executive officer, pursuant to Rule 13a-14(a).

(A) 31-2	Certification of chief financial officer, pursuant to Rule 13a-14(a).

Exhibit Number

(A) 32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. §1350.

101
The following materials from the Annual Report on Form 10-K for FirstEnergy Corp. for the period ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.

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
None.

SCHEDULE II
FIRSTENERGY CORP.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

		Additions
Description	Beginning Balance	Charged to Income	Charged to Other Accounts	(1)	Deductions	(2)	Ending Balance
	(In thousands)
Year Ended December 31, 2018 (4):
Accumulated provision for uncollectible accounts — customers	$48,937	$77,254	$60,307		$136,700		$49,798
— other	990	12,487	—		11,699		1,778
— affiliated companies (5)	$—				$919,851		$919,851
Valuation allowance on various DTAs (3)	$312,135	$81,977	$—		$—		$394,112

Year Ended December 31, 2017(4):
Accumulated provision for uncollectible accounts — customers	$48,409	$73,486	$49,728		$122,686		$48,937
— other	884	6,461	—		6,355		990
Valuation allowance on state and local DTAs	$240,289	$71,846	$—		$—		$312,135

Year Ended December 31, 2016 (4):
Accumulated provision for uncollectible accounts — customers	$60,309	$76,953	$15,222		$104,075		$48,409
— other	2,731	13,597	11,329		26,773		884
Valuation allowance on state and local DTAs	$146,589	$93,700	$—		$—		$240,289

(1)	Represents recoveries and reinstatements of accounts previously written off for uncollectible accounts.

(2)	Represents the write-off of accounts considered to be uncollectible.

(3)
Starting in 2018, valuation allowances are now being recorded against federal and state DTA's related to disallowed business interest and certain employee remuneration, in addition to the state and local DTA's in the prior years presented.

(4)	Amounts exclude FES and FENOC.

(5)	Amounts relate to FES and FENOC and are included in discontinued operations. See Note 3, "Discontinued Operations" for additional information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTENERGY CORP.
BY:	/s/ Charles E. Jones
Charles E. Jones
President and Chief Executive Officer
Date: February 19, 2019

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Charles E. Jones
Charles E. Jones
President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Donald T. Misheff
Donald T. Misheff
Director
(Non-Executive Chairman of Board)

/s/ Steven E. Strah	/s/ Jason J. Lisowski
Steven E. Strah	Jason J. Lisowski
Senior Vice President and Chief Financial Officer	Vice President, Controller and Chief Accounting Officer
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ Paul T. Addison	/s/ Christopher D. Pappas
Paul T. Addison	Christopher D. Pappas
Director	Director

/s/ Michael J. Anderson	/s/ Sandra Pianalto
Michael J. Anderson	Sandra Pianalto
Director	Director

/s/ Steven J. Demetriou	/s/ Luis A. Reyes
Steven J. Demetriou	Luis A. Reyes
Director	Director

/s/ Julia L. Johnson	/s/ Jerry Sue Thornton
Julia L. Johnson	Jerry Sue Thornton
Director	Director

/s/ Thomas N. Mitchell	/s/ Leslie M. Turner
Thomas N. Mitchell	Leslie M. Turner
Director	Director

/s/ James F. O'Neil III
James F. O'Neil III
Director

Date: February 19, 2019