Form 10-K/A
period 2018-12-31
FIRSTENERGY CORP
filed 2019-03-06
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)
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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends the Annual Report on Form 10-K of FirstEnergy Corp. for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 19, 2019 (the “Original Report”). This Amendment is being filed solely to replace Exhibit 23 - Consent of Independent Registered Public Accounting Firm (the “Consent”) included in the Original Report, with the corrected Consent. Due to an administrative oversight, an incorrect version of the Consent was inadvertently included in the Original Report. FirstEnergy Corp. possessed a correct, manually signed copy of the Consent from PricewaterhouseCoopers LLP ("PwC") when the Original Report was filed. However, the Consent being filed with this Amendment has been reissued by PwC in accordance with their procedures to coincide with the filing date of this Amendment.

Except for the correction of the Consent referenced above, there have been no changes to any of the financial or other information contained in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE
3. Exhibits — FirstEnergy

The following exhibits are filed as part of this Amendment.

Exhibit Number

(A) 23	Consent of Independent Registered Public Accounting Firm.

(A) 31-1	Certification of chief executive officer, pursuant to Rule 13a-14(a).

(A) 31-2	Certification of chief financial officer, pursuant to Rule 13a-14(a).

(A)	Provided herein in electronic format as an exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTENERGY CORP.
BY:	/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer
Date: March 6, 2019

4