Form 10-Q
period 2019-06-30
FIRSTENERGY CORP
filed 2019-07-23
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission	Registrant; State of Incorporation;				I.R.S. Employer
File Number	Address; and Telephone Number				Identification No.

333-21011	FIRSTENERGY CORP				34-1843785
	(An	Ohio	Corporation)
	76 South Main Street
	Akron		OH	44308
	Telephone		(800)	736-3402

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	FE	New York Stock Exchange
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑

Accelerated Filer	☐

Non-accelerated Filer	☐

Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF JUNE 30, 2019
Common Stock, $0.10 par value	532,092,829
FirstEnergy Website and Other Social Media Sites and Applications

FirstEnergy’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and all other documents filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on or through the “Investors” page of FirstEnergy’s website at www.firstenergycorp.com. These documents are also available to the public from commercial document retrieval services and the website maintained by the SEC at www.sec.gov.

These SEC filings are posted on the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, FirstEnergy routinely posts additional important information, including press releases, investor presentations and notices of upcoming events under the “Investors” section of FirstEnergy’s website and recognizes FirstEnergy’s website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Investors may be notified of postings to the website by signing up for email alerts and Rich Site Summary feeds on the “Investors” page of FirstEnergy’s website. FirstEnergy also uses Twitter® and Facebook® as additional channels of distribution to reach public investors and as a supplemental means of disclosing material non-public information for complying with its disclosure obligations under Regulation FD. Information contained on FirstEnergy’s website, Twitter® handle or Facebook® page, and any corresponding applications of those sites, shall not be deemed incorporated into, or to be part of, this report.

Forward-Looking Statements: This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on information currently available to management. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management’s intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “intend,” “believe,” “project,” “estimate,” “plan” and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

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

•	Legislative and regulatory developments, including, but not limited to, matters related to rates, compliance and enforcement activity.

•	Economic and weather conditions affecting future operating results, such as significant weather events and other natural disasters, and associated regulatory events or actions.

•
Changes in assumptions regarding economic conditions within our territories, the reliability of our transmission and distribution system, or the availability of capital or other resources supporting identified transmission and distribution investment opportunities.

•	Changes in customers’ demand for power, including, but not limited to, the impact of climate change or energy efficiency and peak demand reduction mandates.

•	Changes in national and regional economic conditions affecting us and/or our major industrial and commercial customers or others with which we do business.

•
The risks associated with cyber-attacks and other disruptions to our information technology system, which may compromise our operations, and data security breaches of sensitive data, intellectual property and proprietary or personally identifiable information.

•	The ability to comply with applicable reliability standards and energy efficiency and peak demand reduction mandates.

•	Changes to environmental laws and regulations, including, but not limited to, those related to climate change.

•
Changing market conditions affecting the measurement of certain liabilities and the value of assets held in our pension trusts and other trust funds, or causing us to make contributions sooner, or in amounts that are larger, than currently anticipated.

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

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in FirstEnergy’s filings with the SEC, including but not limited to the most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on FirstEnergy’s business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. FirstEnergy expressly disclaims any obligation to update or revise, except as required by law, any forward-looking statements contained herein or in the information incorporated by reference as a result of new information, future events or otherwise.

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE	Allegheny Energy, Inc., a Maryland utility holding company that merged with a subsidiary of FirstEnergy on February 25, 2011, which subsequently merged with and into FE on January 1, 2014
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, formerly a generation subsidiary of AE Supply that became a wholly owned subsidiary of MP in May 2018
ATSI	American Transmission Systems, Incorporated, formerly a direct subsidiary of FE that became a subsidiary of FET in April 2012, which owns and operates transmission facilities
BSPC	Bay Shore Power Company
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
CES	Competitive Energy Services, formerly a reportable operating segment of FirstEnergy
FE	FirstEnergy Corp., a public utility holding company
FENOC	FirstEnergy Nuclear Operating Company, a subsidiary of FE, which operates NG’s nuclear generating facilities
FES	FirstEnergy Solutions Corp., together with its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage LLC, and FGMUC, which provides energy-related products and services
FES Debtors	FES and FENOC
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, formerly known as Allegheny Energy Transmission, LLC, which is the parent of ATSI, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	FirstEnergy Generation, LLC, a wholly owned subsidiary of FES, which owns and operates non-nuclear generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a wholly owned subsidiary of FG, which has certain leasehold interests in a portion of Unit 1 at the Bruce Mansfield plant
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPU	GPU, Inc., former parent of JCP&L, ME and PN, that merged with FE on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	FirstEnergy Nuclear Generation, LLC, a wholly owned subsidiary of FES, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ACE	Affordable Clean Energy	ESP IV	Electric Security Plan IV
ADIT	Accumulated Deferred Income Taxes	Facebook®	Facebook is a registered trademark of Facebook, Inc.
AEP	American Electric Power Company, Inc.	FASB	Financial Accounting Standards Board
AFS	Available-for-sale	FERC	Federal Energy Regulatory Commission
AFUDC	Allowance for Funds Used During Construction	FE Tomorrow
FirstEnergy’s initiative launched in late 2016 to identify its optimal organizational structure and properly align corporate costs and systems to efficiently support a fully regulated company going forward

ALJ	Administrative Law Judge	FES Bankruptcy	FES Debtors’ voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court
AOCI	Accumulated Other Comprehensive Income	Fitch	Fitch Ratings
ARO	Asset Retirement Obligation	FMB	First Mortgage Bond
ARP	Alternative Revenue Program	FPA	Federal Power Act
ASC	Accounting Standard Codification	FTR	Financial Transmission Right
ASU	Accounting Standards Update	GAAP	Accounting Principles Generally Accepted in the United States of America
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	GHG	Greenhouse Gases
Bath County	Bath County Pumped Storage Hydro-Power Station	IIP	Infrastructure Investment Program
BGS	Basic Generation Service	kW	Kilowatt
CAA	Clean Air Act	LBR	Little Blue Run
CCR	Coal Combustion Residuals	LIBOR	London Interbank Offered Rate
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	LOC	Letter of Credit
CFR	Code of Federal Regulations	LTIIPs	Long-Term Infrastructure Improvement Plans
CO2	Carbon Dioxide	MDPSC	Maryland Public Service Commission
CPP	EPA’s Clean Power Plan	MGP	Manufactured Gas Plants
CSAPR	Cross-State Air Pollution Rule	MISO	Midcontinent Independent System Operator, Inc.
CTA	Consolidated Tax Adjustment	mmBTU	One Million British Thermal Units
CWA	Clean Water Act	Moody’s	Moody’s Investors Service, Inc.
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit	MW	Megawatt
DCR	Delivery Capital Recovery	MWH	Megawatt-hour
DMR	Distribution Modernization Rider	NAAQS	National Ambient Air Quality Standards
DPM	Distribution Platform Modernization	NDT	Nuclear Decommissioning Trust
DSIC	Distribution System Improvement Charge	NERC	North American Electric Reliability Corporation
DSP	Default Service Plan	NJBPU	New Jersey Board of Public Utilities
EDC	Electric Distribution Company	NMB	Non-Market Based
EDCP	Executive Deferred Compensation Plan	NOAC	Northwest Ohio Aggregation Coalition
EDIS	Electric Distribution Investment Surcharge	NOI	Notice of Inquiry
EE&C	Energy Efficiency and Conservation	NOL	Net Operating Loss
EEI	Edison Electric Institute	NOPR	Notice of Proposed Rulemaking
EGS	Electric Generation Supplier	NOx	Nitrogen Oxide
EGU	Electric Generation Units	NRC	Nuclear Regulatory Commission
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act	NUG	Non-Utility Generation
ENEC	Expanded Net Energy Cost	NYPSC	New York State Public Service Commission
EPA	United States Environmental Protection Agency	OCA	Office of Consumer Advocate
EPS	Earnings per Share	OCC	Ohio Consumers’ Counsel
ERO	Electric Reliability Organization	OEPA	Ohio Environmental Protection Agency

OMAEG	Ohio Manufacturers’ Association Energy Group	ROE	Return on Equity
OPEB	Other Post-Employment Benefits	RTEP	Regional Transmission Expansion Plan
OPIC	Other Paid-in Capital	RTO	Regional Transmission Organization
OVEC	Ohio Valley Electric Corporation	S&P	Standard & Poor’s Ratings Service
PA DEP	Pennsylvania Department of Environmental Protection	SBC	Societal Benefits Charge
PJM	PJM Interconnection, LLC	SCOH	Supreme Court of Ohio
PJM Tariff	PJM Open Access Transmission Tariff	SEC	United States Securities and Exchange Commission
POLR	Provider of Last Resort	SIP	State Implementation Plan(s) Under the Clean Air Act
POR	Purchase of Receivables	SO2	Sulfur Dioxide
PPA	Purchase Power Agreement	SOS	Standard Offer Service
PPB	Parts per Billion	SPE	Special Purpose Entity
PPUC	Pennsylvania Public Utility Commission	SREC	Solar Renewable Energy Credit
PUCO	Public Utilities Commission of Ohio	SSO	Standard Service Offer
PURPA	Public Utility Regulatory Policies Act of 1978	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
RCRA	Resource Conservation and Recovery Act	TMI-2	Three Mile Island Unit 2
Regulation FD	Regulation Fair Disclosure promulgated by the SEC	Twitter®	Twitter is a registered trademark of Twitter, Inc.
REC	Renewable Energy Credit	UCC	Official committee of unsecured creditors appointed in connection with the FES Bankruptcy
RFC	ReliabilityFirst Corporation	VIE	Variable Interest Entity
RFP	Request for Proposal	VSCC	Virginia State Corporation Commission
RGGI	Regional Greenhouse Gas Initiative	WVPSC	Public Service Commission of West Virginia
		ZEC	Zero Emissions Certificate

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except per share amounts)	2019	2018	2019	2018

REVENUES:
Distribution services and retail generation	$1,931	$2,049	$4,240	$4,344
Transmission	367	336	719	655
Other	218	240	440	488
Total revenues(1)	2,516	2,625	5,399	5,487

OPERATING EXPENSES:
Fuel	129	128	260	267
Purchased power	611	697	1,392	1,517
Other operating expenses	606	684	1,385	1,624
Provision for depreciation	309	283	606	560
Amortization (deferral) of regulatory assets, net	37	(107)	42	(255)
General taxes	239	240	500	494
Total operating expenses	1,931	1,925	4,185	4,207

OPERATING INCOME	585	700	1,214	1,280

OTHER INCOME (EXPENSE):
Miscellaneous income, net	80	48	134	115
Interest expense	(259)	(355)	(512)	(603)
Capitalized financing costs	16	16	34	31
Total other expense	(163)	(291)	(344)	(457)

INCOME BEFORE INCOME TAXES	422	409	870	823

INCOME TAXES	81	101	174	334

INCOME FROM CONTINUING OPERATIONS	341	308	696	489

Discontinued operations (Note 3)(2)	(29)	(9)	(64)	1,179

NET INCOME	$312	$299	$632	$1,668

INCOME ALLOCATED TO PREFERRED STOCKHOLDERS (Note 4)	4	165	9	304

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$308	$134	$623	$1,364

EARNINGS PER SHARE OF COMMON STOCK (Note 4):
Basic - Continuing Operations	$0.63	$0.30	$1.29	$0.39
Basic - Discontinued Operations	(0.05)	(0.02)	(0.12)	2.47
Basic - Net Income Attributable to Common Stockholders	$0.58	$0.28	$1.17	$2.86

Diluted - Continuing Operations	$0.63	$0.30	$1.29	$0.39
Diluted - Discontinued Operations	(0.05)	(0.02)	(0.12)	2.46
Diluted - Net Income Attributable to Common Stockholders	$0.58	$0.28	$1.17	$2.85

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	532	477	531	477
Diluted	533	479	533	478

(1) Includes excise and gross receipts tax collections of $81 million and $87 million during the three months ended June 30, 2019 and 2018, respectively, and $183 million and $189 million during the six months ended June 30, 2019 and 2018, respectively.

(2) Net of income tax expense (benefits) of $39 million and $(16) million for the three months ended June 30, 2019 and 2018, respectively, and $44 million and $(887) million for the six months ended June 30, 2019 and 2018, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018

NET INCOME	$312	$299	$632	$1,668

OTHER COMPREHENSIVE LOSS:
Pension and OPEB prior service costs	(7)	(19)	(14)	(37)
Amortized losses on derivative hedges	—	2	1	17
Change in unrealized gains on AFS securities	—	—	—	(106)
Other comprehensive loss	(7)	(17)	(13)	(126)
Income tax benefits on other comprehensive loss	(2)	(4)	(3)	(57)
Other comprehensive loss, net of tax	(5)	(13)	(10)	(69)

COMPREHENSIVE INCOME	$307	$286	$622	$1,599

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$422	$367
Restricted cash	52	62
Receivables-
Customers, net of allowance for uncollectible accounts of $46 in 2019 and $50 in 2018	1,109	1,221
Affiliated companies, net of allowance for uncollectible accounts of $937 in 2019 and $920 in 2018	—	20
Other, net of allowance for uncollectible accounts of $3 in 2019 and $2 in 2018	218	270
Materials and supplies, at average cost	261	252
Prepaid taxes and other	280	175
Current assets - discontinued operations	44	25
	2,386	2,392
PROPERTY, PLANT AND EQUIPMENT:
In service	40,572	39,469
Less — Accumulated provision for depreciation	11,139	10,793
	29,433	28,676
Construction work in progress	1,245	1,235
	30,678	29,911

INVESTMENTS:
Nuclear plant decommissioning trusts	863	790
Nuclear fuel disposal trust	265	256
Other	275	253
	1,403	1,299
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,618	5,618
Regulatory assets	94	91
Other	705	752
	6,417	6,461
	$40,884	$40,063
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$381	$503
Short-term borrowings	1,250	1,250
Accounts payable	810	965
Accounts payable - affiliated companies	25	—
Accrued taxes	416	533
Accrued compensation and benefits	231	318
Collateral	30	39
Other	840	1,026
	3,983	4,634
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 532,092,829 and 511,915,450 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	53	51
Preferred stock, $100 par value, authorized 5,000,000 shares, of which 1,616,000 are designated Series A Convertible Preferred - 209,822 and 704,589 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	21	71
Other paid-in capital	11,411	11,530
Accumulated other comprehensive income	31	41
Accumulated deficit	(4,247)	(4,879)
Total stockholders’ equity	7,269	6,814
Long-term debt and other long-term obligations	19,053	17,751
	26,322	24,565
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,760	2,502
Retirement benefits	2,414	2,906
Regulatory liabilities	2,584	2,498
Asset retirement obligations	833	812
Adverse power contract liability	79	89
Other	1,909	2,057
	10,579	10,864
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 13)
	$40,884	$40,063

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$632	$1,668
Adjustments to reconcile net income to net cash from operating activities-
Loss (gain) on disposal, net of tax (Note 3)	39	(1,239)
Depreciation and amortization, including regulatory assets, net, intangible assets and deferred debt-related costs	702	604
Deferred income taxes and investment tax credits, net	162	327
Retirement benefits, net of payments	(53)	(97)
Pension trust contributions	(500)	(1,250)
Changes in current assets and liabilities-
Receivables	217	20
Materials and supplies	(29)	28
Prepaid taxes and other	(109)	(143)
Accounts payable	(183)	50
Accrued taxes	(117)	(58)
Accrued compensation and benefits	(126)	(76)
Other current liabilities	(16)	(152)
Collateral, net	(8)	(15)
Other	14	45
Net cash provided from (used for) operating activities	625	(288)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	1,950	450
Short-term borrowings, net	—	1,364
Preferred stock issuance	—	1,616
Common stock issuance	—	850
Redemptions and Repayments-
Long-term debt	(757)	(2,251)
Make-whole premiums paid on debt redemptions	—	(89)
Preferred stock dividend payments	(6)	(42)
Common stock dividend payments	(403)	(343)
Other	(28)	(21)
Net cash provided from financing activities	756	1,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,228)	(1,307)
Proceeds from asset sales	12	390
Sales of investment securities held in trusts	302	475
Purchases of investment securities held in trusts	(322)	(508)
Notes receivable from affiliated companies	—	(500)
Asset removal costs	(103)	(118)
Other	3	3
Net cash used for investing activities	(1,336)	(1,565)

Net change in cash, cash equivalents, and restricted cash	45	(319)
Cash, cash equivalents, and restricted cash at beginning of period	429	643
Cash, cash equivalents, and restricted cash at end of period	$474	$324

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transaction, beneficial conversion feature (Note 4)	$—	$296
Non-cash transaction, deemed dividend preferred stock (Note 4)	$—	$(261)

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

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, AE Supply, MP, AGC, PE, WP, and FET and its principal subsidiaries (ATSI, MAIT and TrAIL). In addition, FE holds all of the outstanding equity of other direct subsidiaries including: Allegheny Energy Service Corporation, FirstEnergy Properties, Inc., FEV, FELHC, Inc., GPU Nuclear, Inc., and Allegheny Ventures, Inc.

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

FE and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation as appropriate and permitted pursuant to GAAP. FE and its subsidiaries consolidate a VIE when it is determined that it is the primary beneficiary (see Note 10, “Variable Interest Entities”). Investments in affiliates over which FE and its subsidiaries have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage of FE’s ownership share of the entity’s earnings is reported in the Consolidated Statements of Income and Comprehensive Income.

Certain prior year amounts have been reclassified to conform to the current year presentation, as discussed in Note 3, “Discontinued Operations.”

FES and FENOC Chapter 11 Filing
On March 31, 2018, the FES Debtors announced that, in order to facilitate an orderly financial restructuring, they filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court (which is referred to throughout as the FES Bankruptcy). As a result of the bankruptcy filings, FirstEnergy concluded that it no longer had a controlling interest in the FES Debtors as the entities are subject to the jurisdiction of the Bankruptcy Court and, accordingly, as of March 31, 2018, the FES Debtors were deconsolidated from FirstEnergy’s consolidated financial statements. Since such time, FE has accounted and will account for its investments in the FES Debtors at fair values of zero. FE concluded that in connection with the disposal, FES and FENOC became discontinued operations. See Note 3, “Discontinued Operations,” for additional information.

On September 26, 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement dated August 26, 2018, by and among FirstEnergy, two groups of key FES creditors (collectively, the FES Key Creditor Groups), the FES Debtors and the UCC. The FES Bankruptcy settlement agreement resolves certain claims by FirstEnergy against the FES Debtors and all claims by the FES Debtors and the FES Key Creditor Groups against FirstEnergy, and includes the following terms, among others:

•	FE will pay certain pre-petition FES Debtors employee-related obligations, which include unfunded pension obligations and other employee benefits.

•
FE will waive all pre-petition claims (other than those claims under the Tax Allocation Agreement for the 2018 tax year) and certain post-petition claims, against the FES Debtors related to the FES Debtors and their businesses, including the full borrowings by FES under the $500 million secured credit facility, the $200 million credit agreement being used to support surety bonds, the BNSF Railway Company/CSX Transportation, Inc. rail settlement guarantee, and the FES Debtors’ unfunded pension obligations.

•	A nonconsensual release of all claims against FirstEnergy by the FES Debtors’ creditors, which was subsequently waived pursuant to the Waiver Agreement, discussed below.

•	A $225 million cash payment from FirstEnergy.

•
A $628 million aggregate principal amount note issuance by FirstEnergy to the FES Debtors, which may be decreased by the amount, if any, of cash paid by FirstEnergy to the FES Debtors under the Intercompany Income Tax Allocation Agreement for the tax benefits related to the sale or deactivation of certain plants.

•
Transfer of the Pleasants Power Station and related assets, including the economic interests therein as of January 1, 2019, and a requirement that FE continue to provide access to the McElroy’s Run CCR Impoundment Facility, which is not being transferred. FE will provide guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility.

•
FirstEnergy agrees to waive all pre-petition claims related to shared services and credit for nine months of the FES Debtors’ shared service costs beginning as of April 1, 2018 through December 31, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.

•
FirstEnergy has agreed to fund through its pension plan a pension enhancement, which is subject to a cap, should FES offer a voluntary enhanced retirement package in 2019 and to offer certain other employee benefits (approximately $14 million recognized in 2019).

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
As contemplated under the FES Bankruptcy settlement agreement, AE Supply entered into an agreement on December 31, 2018, to transfer the 1,300 MW Pleasants Power Station and related assets to FG, while retaining certain specified liabilities. Under the terms of the agreement, FG acquired the economic interests in Pleasants as of January 1, 2019, and AE Supply will operate Pleasants until the transfer is completed. After closing, AE Supply will continue to provide access to the McElroy’s Run CCR Impoundment Facility, which is not being transferred, and FE will provide guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility. The transfer of the Pleasants Power Station is subject to various customary and other closing conditions, including the effectiveness of a plan of reorganization for the FES Debtors in connection with the FES Bankruptcy. There can be no assurance that all closing conditions will be satisfied or that the transfer will be consummated.
On April 11, 2019, the Bankruptcy Court entered an order denying the FES Debtors’ disclosure statement approval motion. The Bankruptcy Court concluded that the nonconsensual third-party releases proposed under the plan of reorganization and which were a condition under the FES Bankruptcy settlement agreement for FirstEnergy’s benefit, were legally impermissible and rendered the plan unconfirmable. On April 18, 2019, FirstEnergy consented to the waiver of the condition. Additionally, the FES Debtors agreed to provide FirstEnergy with the same third-party release provided in favor of certain other parties in any plan of reorganization and pay FirstEnergy approximately $60 million in cash (paid during the second quarter of 2019) to resolve certain outstanding pension and service charges totaling $87 million, which resulted in FirstEnergy recognizing a $27 million pre-tax charge to income in the first quarter of 2019 ($17 million of which was recognized in continuing operations). Further, the FES Debtors agreed to initiate negotiations with the EPA, OEPA, PA DEP and the NRC to obtain those parties’ cooperation with the FES Debtors’ revised plan of reorganization. FirstEnergy may choose to participate in those negotiations at its option. On May 20, 2019, the Bankruptcy Court approved the waiver and a revised disclosure statement.

Capitalized Financing Costs

For each of the three months ended June 30, 2019 and 2018, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $9 million and $12 million, respectively, of allowance for equity funds used during construction and $7 million and $4 million, respectively, of capitalized interest. For each of the six months ended June 30, 2019 and 2018, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $22 million and $23 million, respectively, of allowance for equity funds used during construction and $12 million and $8 million, respectively, of capitalized interest.

Restricted Cash

Restricted cash primarily relates to the consolidated VIE’s discussed in Note 10, “Variable Interest Entities.” The cash collected from JCP&L, MP, PE and the Ohio Companies’ customers is used to service debt of their respective funding companies.
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
2. REVENUE

FirstEnergy accounts for revenues from contracts with customers under ASC 606, “Revenue from Contracts with Customers.” Revenue from leases, financial instruments, other contractual rights or obligations and other revenues that are not from contracts with customers are outside the scope of the new standard and accounted for under other existing GAAP. FirstEnergy has elected to exclude sales taxes and other similar taxes collected on behalf of third parties from revenue as prescribed in the new standard. As a result, tax collections and remittances are excluded from recognition in the income statement and instead recorded through the balance sheet. Excise and gross receipts taxes that are assessed on FirstEnergy are not subject to the election and are included in revenue. FirstEnergy has elected the optional invoice practical expedient for most of its revenues and, with the exception of JCP&L transmission, utilizes the optional short-term contract exemption for transmission revenues due to the annual establishment of revenue requirements, which eliminates the need to provide certain revenue disclosures regarding unsatisfied performance obligations.

FirstEnergy’s revenues are primarily derived from electric service provided by the Utilities and Transmission Companies.

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended June 30, 2019 and 2018, by type of service from each reportable segment:

	For the Three Months Ended June 30, 2019
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$1,160	$—	$(21)	$1,139
Retail generation	806	—	(14)	792
Wholesale sales	110	—	3	113
Transmission(2)	—	367	—	367
Other	37	—	—	37
Total revenues from contracts with customers	$2,113	$367	$(32)	$2,448
ARP	55	—	—	55
Other non-customer revenue	24	5	(16)	13
Total revenues	$2,192	$372	$(48)	$2,516

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $2 million in reductions at Regulated Transmission to revenue related to amounts subject to refund resulting from the Tax Act.

	For the Three Months Ended June 30, 2018
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$1,228	$—	$(47)	$1,181
Retail generation	882	—	(14)	868
Wholesale sales	121	—	5	126
Transmission(2)	—	336	—	336
Other	35	—	3	38
Total revenues from contracts with customers	$2,266	$336	$(53)	$2,549
ARP	60	—	—	60
Other non-customer revenue	26	5	(15)	16
Total revenues	$2,352	$341	$(68)	$2,625

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $8 million in net reductions to revenue related to amounts subject to refund resulting from the Tax Act ($10 million at Regulated Distribution, partially offset by $2 million subject to recovery at Regulated Transmission).

Other non-customer revenue includes revenue from late payment charges of $9 million for both the three months ended June 30, 2019 and 2018, as well as revenue from derivatives of $3 million and $4 million, for the three months ended June 30, 2019 and 2018, respectively.

The following tables represent a disaggregation of revenue from contracts with customers for the six months ended June 30, 2019 and 2018, by type of service from each reportable segment:

	For the Six Months Ended June 30, 2019
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$2,446	$—	$(42)	$2,404
Retail generation	1,864	—	(28)	1,836
Wholesale sales	216	—	7	223
Transmission(2)	—	719	—	719
Other	71	—	1	72
Total revenues from contracts with customers	$4,597	$719	$(62)	$5,254
ARP	117	—	—	117
Other non-customer revenue	51	9	(32)	28
Total revenues	$4,765	$728	$(94)	$5,399

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $34 million in reductions to revenue related to amounts subject to refund resulting from the Tax Act ($27 million at Regulated Distribution and $7 million at Regulated Transmission).

	For the Six Months Ended June 30, 2018
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$2,509	$—	$(59)	$2,450
Retail generation	1,922	—	(28)	1,894
Wholesale sales	244	—	10	254
Transmission(2)	—	655	—	655
Other	70	—	4	74
Total revenues from contracts with customers	$4,745	$655	$(73)	$5,327
ARP	124	—	—	124
Other non-customer revenue	59	9	(32)	36
Total revenues	$4,928	$664	$(105)	$5,487

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $84 million in reductions to revenue related to amounts subject to refund resulting from the Tax Act ($82 million at Regulated Distribution and $2 million at Regulated Transmission).

Other non-customer revenue includes revenue from late payment charges of $20 million and $19 million, as well as revenue from derivatives of $5 million and $14 million, for the six months ended June 30, 2019 and 2018, respectively.

Regulated Distribution

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies and also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey. Each of the Utilities earns revenue from state-regulated rate tariffs under which it provides distribution services to residential, commercial and industrial customers in its service territory. The Utilities are obligated under the regulated construct to deliver power to customers reliably, as it is needed, which creates an implied monthly contract with the end-use customer. See Note 12, “Regulatory Matters,” for additional information on rate recovery mechanisms. Distribution and electric revenues are recognized over time as electricity is distributed and delivered to the customer and the customers consume the electricity immediately as delivery occurs.

Retail generation sales relate to POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland, as well as generation sales in West Virginia that are regulated by the WVPSC. Certain of the Utilities have default service obligations to provide power to non-shopping customers who have elected to continue to receive service under regulated retail tariffs. The volume of these sales varies depending on the level of shopping that occurs. Supply plans vary by state and by service territory. Default service for the Ohio Companies, Pennsylvania Companies, JCP&L and PE’s Maryland jurisdiction are provided through a competitive procurement process approved by each state’s respective commission. Retail generation revenues are recognized over time as electricity is delivered and consumed immediately by the customer.

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the three and six months ended June 30, 2019 and 2018, by class:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues by Customer Class	2019	2018	2019	2018
	(In millions)
Residential	$1,123	$1,255	$2,607	$2,718
Commercial	572	570	1,159	1,150
Industrial	251	262	500	516
Other	20	23	44	47
Total Revenues	$1,966	$2,110	$4,310	$4,431

Wholesale sales primarily consist of generation and capacity sales into the PJM market from FirstEnergy’s regulated electric generation capacity and NUGs. Certain of the Utilities may also purchase power in the PJM markets to supply power to their customers. Generally, these power sales from generation and purchases to serve load are netted hourly and reported gross as either revenues or purchased power on the Consolidated Statements of Income based on whether the entity was a net seller or buyer each hour. Capacity revenues are recognized ratably over the PJM planning year at prices cleared in the annual PJM Reliability Pricing Model Base Residual Auction and incremental auctions. Capacity purchases and sales through PJM capacity auctions are reported within revenues on the Consolidated Statements of Income. Certain capacity income (bonuses) and charges (penalties) related to the availability of units that have cleared in the auctions are unknown and not recorded in revenue until, and unless, they occur.

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

Regulated Transmission

The Regulated Transmission segment provides transmission infrastructure owned and operated by ATSI, TrAIL, MAIT and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates at ATSI, TrAIL and MAIT, as well as stated transmission rates at JCP&L, MP, PE and WP. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. Revenue requirements under stated rates are calculated annually by multiplying the highest one-hour peak load in each respective transmission zone by the approved, stated rate in that zone. Revenues and cash receipts for the stand-ready obligation of providing transmission service are recognized ratably over time.

Effective January 1, 2018, JCP&L is subject to a FERC-approved settlement agreement that provides an annual revenue requirement of $155 million, which is recognized ratably as revenue over time.

The following table represents a disaggregation of revenue from contracts with regulated transmission customers by transmission owner for the three and six months ended June 30, 2019 and 2018, by transmission owner:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Transmission Owner	2019	2018	2019	2018
	(In millions)
ATSI	$184	$167	$358	$325
TrAIL	59	63	117	123
MAIT	50	34	99	64
Other	74	72	145	143
Total Revenues	$367	$336	$719	$655

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

FES and FENOC Chapter 11 Bankruptcy Filing

As discussed in Note 1, “Organization and Basis of Presentation,” on March 31, 2018, FES and FENOC announced the FES Bankruptcy. FirstEnergy concluded that it no longer had a controlling interest in the FES Debtors, as the entities are subject to the jurisdiction of the Bankruptcy Court and, accordingly, as of March 31, 2018, the FES Debtors were deconsolidated from FirstEnergy’s consolidated financial statements, and FirstEnergy has accounted and will account for its investments in the FES Debtors at fair values of zero. In connection with the disposal and the FES Bankruptcy settlement agreement approved by the Bankruptcy Court in September 2018, as further discussed in Note 1, “Organization and Basis of Presentation,” FE recorded an after-tax gain on disposal of $435 million in 2018.

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

On March 16, 2018, the FES Debtors withdrew from the unregulated companies’ money pool, which included FE, and the FES Debtors. Under the terms of the FES Bankruptcy settlement agreement, FE reinstated $88 million for 2018 estimated payments for NOLs applied against the FES Debtor’s position in the unregulated companies’ money pool prior to their withdrawal on March 16, 2018, which increased the amount the FES Debtors owed FE under the money pool to $92 million. In addition, as of March 31, 2018, AE Supply had a $102 million outstanding unsecured promissory note owed from FES. Following deconsolidation of the FES Debtors on March 31, 2018, and given the terms of the FES Bankruptcy settlement agreement, FE fully reserved the $92 million associated with the outstanding unsecured borrowings under the unregulated companies’ money pool and the $102 million associated with the AE Supply unsecured promissory note, under the terms of the FES Bankruptcy settlement agreement, FirstEnergy will release any and all claims against the FES Debtors with respect to the $92 million owed under the unregulated money pool and $102 million unsecured promissory note. For the six months ended June 30, 2019 and 2018, approximately $18 million and $8 million of interest was accrued and subsequently reserved, respectively.

Services Agreements
Pursuant to the FES Bankruptcy settlement agreement, FirstEnergy entered into an amended and restated shared services agreement with the FES Debtors to extend the availability of shared services until no later than June 30, 2020, subject to reductions in services if requested by the FES Debtors. Under the amended shared services agreement, and consistent with the prior shared services agreements, costs are directly billed or assigned at no more than cost. In addition to providing for certain notice requirements and other terms and conditions, the agreement provided for a credit to the FES Debtors in an amount up to $112.5 million for charges incurred for services provided under prior shared services agreements and the amended shared services agreement from April 1, 2018 through December 31, 2018. The entire credit for shared services provided to the FES Debtors ($112.5 million) has been recognized by FE and was included within the loss from discontinued operations as of December 31, 2018. The FES Debtors have paid approximately $67 million and $101 million for shared services for the three and six months ended June 30, 2019, respectively.
Benefit Obligations
FirstEnergy will retain certain obligations for the FES Debtors’ employees for services provided prior to emergence from bankruptcy. The retention of this obligation at March 31, 2018, resulted in a net liability of $820 million (including EDCP, pension and OPEB) with a corresponding loss from discontinued operations. EDCP and pension/OPEB service costs earned by the FES Debtors’ employees during bankruptcy are billed under the shared services agreement. As FE continues to provide pension benefits to FES/FENOC employees, certain components of pension cost, including the mark to market, are seen as providing ongoing services and are reported in the continuing operations of FE, subsequent to the bankruptcy filing. FE has billed the FES Debtors approximately $9 million and $19 million for their share of pension and OPEB service costs for the three and six months ended June 30, 2019, respectively.
Purchase Power
FES at times provides power through affiliated company power sales to meet a portion of the Utilities’ POLR and default service requirements and provides power to certain affiliates’ facilities. As of June 30, 2019, the Utilities owed FES approximately $7 million related to these purchases. The terms and conditions of the power purchase agreements are generally consistent with industry practices and other similar third-party arrangements. The Utilities purchased and recognized in continuing operations approximately $43 million and $71 million of power purchases from FES for the three months ended June 30, 2019 and 2018, respectively, and $126 million and $174 million for the six months ended June 30, 2019 and 2018, respectively.
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

Additionally, discontinued operations include tax expense of approximately $14 million and $20 million for the three months ended June 30, 2019 and 2018, respectively, and $28 million and $36 million for the six months ended June 30, 2019 and 2018, respectively, due to certain aspects of the Tax Act that apply as a result of the FES Debtors remaining a part of FirstEnergy’s consolidated tax return.

See Note 1, “Organization and Basis of Presentation,” for further discussion of the settlement among FirstEnergy, the FES Key Creditor Groups, the FES Debtors and the UCC.

Competitive Generation Asset Sales

FirstEnergy announced in January 2017 that AE Supply and AGC had entered into an asset purchase agreement with a subsidiary of LS Power Equity Partners III, LP, as amended and restated in August 2017, to sell four natural gas generating plants, AE Supply’s interest in the Buchanan Generating facility and approximately 59% of AGC’s interest in Bath County (1,615 MWs of combined capacity). On December 13, 2017, AE Supply completed the sale of the natural gas generating plants. On March 1, 2018, AE Supply completed the sale of the Buchanan Generating Facility. On May 3, 2018, AE Supply and AGC completed the sale of approximately 59% of AGC’s interest in Bath County. Also, on May 3, 2018, following the closing of the sale by AGC of a portion of its ownership interest in Bath County, AGC completed the redemption of AE Supply’s shares in AGC and AGC became a wholly owned subsidiary of MP.

On March 9, 2018, BSPC and FG entered into an asset purchase agreement with Walleye Power, LLC (formerly Walleye Energy, LLC), for the sale of the Bay Shore Generating Facility, including the 136 MW Bay Shore Unit 1 and other retired coal-fired generating equipment owned by FG. The Bankruptcy Court approved the sale on July 13, 2018, and the transaction was completed on July 31, 2018.

As contemplated under the FES Bankruptcy settlement agreement, AE Supply entered into an agreement on December 31, 2018, to transfer the 1,300 MW Pleasants Power Station and related assets to FG, while retaining certain specified liabilities. Under the terms of the agreement, FG acquired the economic interests in Pleasants as of January 1, 2019, and AE Supply will operate

Pleasants until the transfer is completed. After closing, AE Supply will continue to provide access to the McElroy’s Run CCR Impoundment Facility, which is not being transferred, and FE will provide guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility. The transfer of the Pleasants Power Station is subject to various customary and other closing conditions, including the effectiveness of a plan of reorganization for the FES Debtors in connection with the FES Bankruptcy. There can be no assurance that all closing conditions will be satisfied or that the transfer will be consummated.
Individually, the AE Supply and BSPC asset sales and Pleasants Power Station transfer did not qualify for reporting as discontinued operations. However, in the aggregate, the transactions were part of management’s strategic review to exit commodity-exposed generation and, when considered with FES’ and FENOC’s bankruptcy filings on March 31, 2018, represent a collective elimination of substantially all of FirstEnergy’s competitive generation fleet and meet the criteria for discontinued operations.

Summarized Results of Discontinued Operations
Summarized results of discontinued operations for the three and six months ended June 30, 2019 and 2018, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018

Revenues	$31	$90	$85	$826
Fuel	(20)	(54)	(55)	(218)
Purchased power	—	(1)	—	(59)
Other operating expenses	(16)	(21)	(26)	(390)
Provision for depreciation	—	(16)	—	(79)
General taxes	(5)	(5)	(9)	(28)
Other income (expense) (1)	10	(18)	8	(80)
Income (loss) from discontinued operations, before tax	—	(25)	3	(28)
Income tax expense (benefit)	14	(16)	28	32
Loss from discontinued operations, net of tax	(14)	(9)	(25)	(60)
Gain (loss) on disposal of FES and FENOC, net of tax	(15)	—	(39)	1,239
Income (loss) from discontinued operations	$(29)	$(9)	$(64)	$1,179
(1) Other income (expense) for the three and six months ended June 30, 2019, reflects the amounts owed to or from FG for its economic interests in Pleasants effective January 1, 2019, as further discussed above.
The gain (loss) on disposal of FES and FENOC recognized in the three and six months ended June 30, 2019 and 2018, consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Removal of investment in FES and FENOC	$—	$—	$—	$2,193
Assumption of benefit obligations retained at FE	—	—	—	(820)
Guarantees and credit support provided by FE	—	—	—	(139)
Reserve on receivables and allocated pension/OPEB mark-to-market	—	—	—	(914)
Settlement consideration and services credit	10	—	(23)	—
Gain (loss) on disposal of FES and FENOC, before tax	10	—	(23)	320
Income tax benefit (expense), including estimated worthless stock deduction	(25)	—	(16)	919
Gain (loss) on disposal of FES and FENOC, net of tax	$(15)	$—	$(39)	$1,239
As of June 30, 2019, and December 31, 2018, material and supplies of $44 million and $25 million, respectively, are included in FirstEnergy’s Consolidated Balance Sheets as Current assets - discontinued operations.

FirstEnergy’s Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of cash flow items from discontinued operations for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
(In millions)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from discontinued operations	$(64)	$1,179
Depreciation and amortization, including regulatory assets, net, intangible assets and deferred debt-related costs	—	80
Unrealized gain on derivative transactions	—	(10)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	—	(23)
Sales of investment securities held in trusts	—	109
Purchases of investment securities held in trusts	—	(122)

4. EARNINGS PER SHARE OF COMMON STOCK

The convertible preferred stock issued in January 2018 (see Note 9, “Capitalization”) is considered participating securities since these shares participate in dividends on common stock on an “as-converted” basis. As a result, EPS of common stock is computed using the two-class method required for participating securities.

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

Diluted EPS reflects the dilutive effect of potential common shares from share-based awards and convertible shares of preferred stock. The dilutive effect of outstanding share-based awards is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of the award would be used to purchase common stock at the average market price for the period. The dilutive effect of the convertible preferred stock is computed using the if-converted method, which assumes conversion of the convertible preferred stock at the beginning of the period, giving income recognition for the add-back of the preferred stock dividends, amortization of beneficial conversion feature, and undistributed earnings allocated to preferred stockholders.

The following table reconciles basic and diluted EPS of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of Basic and Diluted EPS of Common Stock	2019	2018	2019	2018

(In millions, except per share amounts)
EPS of Common Stock
Income from continuing operations	$341	$308	$696	$489
Less: Preferred dividends	—	—	(3)	(43)
Less: Amortization of beneficial conversion feature	—	(148)	—	(261)
Less: Undistributed earnings allocated to preferred stockholders(1)	(5)	(18)	(7)	—
Income from continuing operations available to common stockholders	336	142	686	185
Discontinued operations, net of tax	(29)	(9)	(64)	1,179
Less: Undistributed earnings allocated to preferred stockholders (1)	1	1	1	—
Income (loss) from discontinued operations available to common stockholders	(28)	(8)	(63)	1,179

Income available to common stockholders, basic and diluted	$308	$134	$623	$1,364

Share Count information:
Weighted average number of basic shares outstanding	532	477	531	477
Assumed exercise of dilutive stock options and awards	1	2	2	1
Weighted average number of diluted shares outstanding	533	479	533	478

Income (loss) available to common stockholders, per common share:
Income from continuing operations, basic	$0.63	$0.30	$1.29	$0.39
Discontinued operations, basic	(0.05)	(0.02)	(0.12)	2.47
Income available to common stockholders, basic	$0.58	$0.28	$1.17	$2.86

Income from continuing operations, diluted	$0.63	$0.30	$1.29	$0.39
Discontinued operations, diluted	(0.05)	(0.02)	(0.12)	2.46
Income available to common stockholders, diluted	$0.58	$0.28	$1.17	$2.85

(1)
Undistributed earnings were not allocated to participating securities for the six months ended June 30, 2018, as income from continuing operations less dividends declared (common and preferred) and deemed dividends were a net loss.

For the three and six months ended June 30, 2018, 1 million shares from stock options and awards were excluded from the calculation of diluted shares outstanding, as their inclusion would be anti-dilutive to basic EPS from continuing operations. For the three and six months ended June 30, 2019, no shares from stock options and awards were excluded from the calculation of diluted shares outstanding. Also, 8 million shares associated with the assumed conversion of preferred stock were excluded for the three and six months ended June 30, 2019, and 59 million shares for the three and six months ended June 30, 2018, as their inclusion would be anti-dilutive to basic EPS from continuing operations.

5. PENSION AND OTHER POSTEMPLOYMENT BENEFITS
The components of the consolidated net periodic costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended June 30,	2019	2018	2019	2018
	(In millions)
Service costs (1)	$48	$56	$1	$1
Interest costs (2)	93	93	5	6
Expected return on plan assets (2)	(135)	(144)	(7)	(7)
Amortization of prior service costs (credits) (2)	2	2	(9)	(20)
Special termination costs (2) (3)	(1)	—	—	—
Net periodic costs (credits), including amounts capitalized	$7	$7	$(10)	$(20)
Net periodic costs (credits), recognized in earnings	$(14)	$(18)	$(10)	$(21)

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Six Months Ended June 30,	2019	2018	2019	2018
	(In millions)
Service costs (1)	$96	$112	$2	$2
Interest costs (2)	186	186	10	12
Expected return on plan assets (2)	(270)	(288)	(14)	(15)
Amortization of prior service costs (credits) (2)	4	4	(18)	(40)
Special termination costs (2) (3)	14	—	—	—
Net periodic costs (credits), including amounts capitalized	$30	$14	$(20)	$(41)
Net periodic costs (credits), recognized in earnings	$(8)	$(32)	$(20)	$(42)

(1) Service costs, net of capitalization, are reported within Other operating expenses on FirstEnergy’s Consolidated Statements of Income.
(2) Non-service costs are reported within Miscellaneous income, net, within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income.
(3) FirstEnergy has agreed to fund through its pension plan a pension enhancement, which is subject to a cap, should FES offer a voluntary enhanced retirement package in 2019 and to offer certain other employee benefits (approximately $14 million recognized in the first six months of 2019).

Amounts in the tables above include the FES Debtors’ share of the net periodic pension and OPEB costs (credits) of $11 million and $(1) million, respectively, for the three months ended June 30, 2019, and $22 million and $(2) million, respectively, for the six months ended June 30, 2019. The FES Debtors’ share of the net periodic pension and OPEB costs (credits) were $13 million and $(10) million, respectively, for the three months ended June 30, 2018, and $26 million and $(20) million, respectively, for the six months ended June 30, 2018. The 2019 special termination costs associated with FES’ voluntary enhanced retirement package are a component of Discontinued operations in FirstEnergy’s Consolidated Statements of Income. Following the FES Debtors’ voluntary bankruptcy filing, FE has billed the FES Debtors approximately $9 million and $19 million for their share of pension and OPEB service costs for the three and six months ended June 30, 2019, respectively.
On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. As a result of this contribution, FirstEnergy expects no required contributions through 2021.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show the changes in AOCI for the three and six months ended June 30, 2019 and 2018, for FirstEnergy:

	Gains & Losses on Cash Flow Hedges (1)	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance, April 1, 2019	$(10)	$—	$46	$36

Amounts reclassified from AOCI	—	—	(7)	(7)
Other comprehensive loss	—	—	(7)	(7)
Income tax benefits on other comprehensive loss	—	—	(2)	(2)
Other comprehensive loss, net of tax	—	—	(5)	(5)

AOCI Balance, June 30, 2019	$(10)	$—	$41	$31

AOCI Balance, April 1, 2018	$(15)	$—	$101	$86

Amounts reclassified from AOCI	2	—	(19)	(17)
Other comprehensive income (loss)	2	—	(19)	(17)
Income taxes (benefits) on other comprehensive income (loss)	1	—	(5)	(4)
Other comprehensive income (loss), net of tax	1	—	(14)	(13)

AOCI Balance, June 30, 2018	$(14)	$—	$87	$73

	Gains & Losses on Cash Flow Hedges (1)	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance, January 1, 2019	$(11)	$—	$52	$41

Amounts reclassified from AOCI	1	—	(14)	(13)
Other comprehensive income (loss)	1	—	(14)	(13)
Income tax benefits on other comprehensive income (loss)	—	—	(3)	(3)
Other comprehensive income (loss), net of tax	1	—	(11)	(10)

AOCI Balance, June 30, 2019	$(10)	$—	$41	$31

AOCI Balance, January 1, 2018	$(22)	$67	$97	$142

Other comprehensive income before reclassifications	—	(97)	—	(97)
Amounts reclassified from AOCI	4	(1)	(37)	(34)
Deconsolidation of FES and FENOC	13	(8)	—	5
Other comprehensive income (loss)	17	(106)	(37)	(126)
Income taxes (benefits) on other comprehensive income (loss)	9	(39)	(27)	(57)
Other comprehensive income (loss), net of tax	8	(67)	(10)	(69)

AOCI Balance, June 30, 2018	$(14)	$—	$87	$73

(1) Relates to previous cash flow hedges used to hedge fixed rate long-term debt securities prior to their issuance.

The following amounts were reclassified from AOCI for FirstEnergy in the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in Consolidated Statements of Income
Reclassifications from AOCI(1)	2019	2018	2019	2018 (2)
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$—	$—	$—	$1	Other operating expenses
Long-term debt	—	2	1	3	Interest expense
	—	—	—	(1)	Income taxes
	$—	$2	$1	$3	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$—	$—	$—	$(1)	Discontinued operations

Defined benefit pension and OPEB plans
Prior-service costs	$(7)	$(19)	$(14)	$(37)	(3)
	2	4	3	9	Income taxes
	$(5)	$(15)	$(11)	$(28)	Net of tax

(1) Amounts in parenthesis represent credits to the Consolidated Statements of Income from AOCI.
(2) Includes stranded tax amounts reclassified from AOCI in connection with the adoption of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.
(3)  Prior-service costs are reported within Miscellaneous income, net, within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income. Components are included in the computation of net periodic cost (credits), see Note 5, “Pension and Other Postemployment Benefits.”

7. INCOME TAXES

FirstEnergy’s interim effective tax rates reflect the estimated annual effective tax rates for 2019 and 2018. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.

FirstEnergy’s effective tax rate for the three months ended June 30, 2019 and 2018, was 19.2% and 24.7%, respectively. The decrease in effective tax rate was primarily due to an income tax benefit from the re-measurement of reserves for uncertain tax positions and an increase in the amortization of net excess deferred income taxes. See Note 12, “Regulatory Matters,” for additional details.

FirstEnergy’s effective tax rate for the six months ended June 30, 2019 and 2018, was 20.0% and 40.6%, respectively. In addition to the factors mentioned above, the decrease in the effective tax rate was primarily due to the absence of a one-time charge of approximately $126 million to income tax expense in continuing operations associated with the re-measurement of West Virginia state deferred income taxes, resulting from the legal and financial separation of FES and FENOC from FirstEnergy, which occurred in the first quarter of 2018. See Note 3, “Discontinued Operations,” for other tax matters relating to the FES Bankruptcy that were recognized in discontinued operations.

During the six months ended June 30, 2019, FirstEnergy increased its reserve for uncertain tax positions taken in the current year by approximately $7 million, none of which had an impact on the effective tax rate as the full amount was recorded to discontinued operations. In the three months ended June 30, 2019, FirstEnergy remeasured its reserve for uncertain tax positions, which resulted in a decrease to the reserve of approximately $10 million. As of June 30, 2019, it is reasonably possible that FirstEnergy could record a net decrease to its reserve for uncertain tax positions by approximately $54 million within the next twelve months due to the statute of limitations expiring or resolution with taxing authorities, of which approximately $51 million would impact FirstEnergy’s effective tax rate.

In June 2019, the Internal Revenue Service completed its examination of FirstEnergy’s 2017 federal income tax return and issued a full acceptance letter with no changes or adjustments to FirstEnergy’s taxable income.
8. LEASES

FirstEnergy primarily leases vehicles as well as building space, office equipment, and other property and equipment under cancelable and non-cancelable leases. FirstEnergy does not have any material leases in which it is the lessor.

FirstEnergy adopted ASU 2016-02, “Leases (Topic 842)” on January 1, 2019, and elected a number of transitional practical expedients provided within the standard. These included a “package of three” expedients that must be taken together and allowed entities to: (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases. In addition, FirstEnergy elected the option to apply the requirements of the standard in the period of adoption (January 1, 2019) with no restatement of prior periods. Adoption of the standard on January 1, 2019, did not result in a material cumulative effect adjustment upon adoption. FirstEnergy did not evaluate land easements under the new guidance as they were not previously accounted for as leases. FirstEnergy also elected not to separate lease components from non-lease components as non-lease components were not material.

Leases with an initial term of 12 months or less are recognized as lease expense on a straight-line basis over the lease term and not recorded on the balance sheet. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 40 years, and certain leases include options to terminate. The exercise of lease renewal options is at FirstEnergy’s sole discretion. Renewal options are included within the lease liability if they are reasonably certain based on various factors relative to the contract. Certain leases also include options to purchase the leased property. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. FirstEnergy’s lease agreements do not contain any material restrictive covenants.

For vehicles leased under master lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. As of June 30, 2019, the maximum potential loss for these lease agreements at the end of the lease term is approximately $16 million.

Finance leases for assets used in regulated operations are recognized in FirstEnergy’s Consolidated Statements of Income such that amortization of the right-of-use asset and interest on lease liabilities equals the expense allowed for ratemaking purposes. Finance leases for regulated and non-regulated operations are accounted for as if the assets were owned and financed, with associated expense recognized in Interest expense and Provision for depreciation on FirstEnergy’s Consolidated Statements of Income, while all operating lease expenses are recognized in Other operating expense. The components of lease expense were as follows:

	For the Three Months Ended June 30, 2019
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs (1)	$8	$1	$3	$12

Finance lease costs:
Amortization of right-of-use assets	4	—	—	4
Interest on lease liabilities	1	1	—	2
Total finance lease cost	5	1	—	6

Total lease cost	$13	$2	$3	$18

(1) Includes $2 million of short-term lease costs.

	For the Six Months Ended June 30, 2019
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs (1)	$15	$3	$6	$24

Finance lease costs:
Amortization of right-of-use assets	8	—	1	9
Interest on lease liabilities	2	2	—	4
Total finance lease cost	10	2	1	13

Total lease cost	$25	$5	$7	$37

(1) Includes $6 million of short-term lease costs.

Supplemental cash flow information related to leases was as follows:

(In millions)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7	$15
Operating cash flows from finance leases	2	3
Finance cash flows from finance leases	5	9

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20	$26
Finance leases	1	2

Lease terms and discount rates were as follows:

As of June 30, 2019
Weighted-average remaining lease terms (years)
Operating leases	8.57
Finance leases	4.75

Weighted-average discount rate (1)
Operating leases	4.91%
Finance leases	3.45%

(1) When an implicit rate is not readily determinable, an incremental borrowing rate is utilized, determining the present value of lease payments. The rate is determined based on expected term and information available at the commencement date.

Supplemental balance sheet information related to leases was as follows:

(In millions)	Financial Statement Line Item	As of June 30, 2019

Assets
Operating lease assets, net of accumulated amortization of $11 million	Deferred charges and other assets	$188
Finance lease assets, net of accumulated amortization of $89 million	Property, plant and equipment	74
Total leased assets		$262

Liabilities
Current:
Operating	Other current liabilities	$31
Finance	Currently payable long-term debt	16

Noncurrent:
Operating	Other noncurrent liabilities	196
Finance	Long-term debt and other long-term obligations	51
Total leased liabilities		$294

Maturities of lease liabilities as of June 30, 2019, were as follows:

(In millions)	Operating Leases	Finance Leases	Total
2019	$18	$11	$29
2020	38	19	57
2021	36	17	53
2022	35	15	50
2023	32	8	40
2024	27	4	31
Thereafter	99	12	111
Total lease payments (1)	285	86	371
Less imputed interest	(58)	(19)	(77)
Total net present value	$227	$67	$294

(1) Operating lease payments for certain leases are offset by sublease receipts of $13 million over 14 years.

As of June 30, 2019, additional operating leases agreements, primarily for vehicles, that have not yet commenced are $16 million. These leases are expected to commence within the next 18 months with lease terms of 3 to 10 years.

The future minimum capital lease payments as of December 31, 2018, as reported in the Annual Report on Form 10-K for the year ended December 31, 2018 under ASC 840 ”Leases” are as follows:

Capital Leases
(In millions)
2019	$24
2020	19
2021	16
2022	13
2023	8
Years thereafter	16
Total minimum lease payments	96
Interest portion	(23)
Present value of net minimum lease payments	73
Less current portion	18
Noncurrent portion	$55

The future minimum operating lease payments as of December 31, 2018, as reported in the Annual Report on Form 10-K for the year ended December 31, 2018 under ASC 840 ”Leases” are as follows:

Operating Leases
(In millions)
2019	$34
2020	36
2021	34
2022	30
2023	28
Years thereafter	127
Total minimum lease payments	$289

9. CAPITALIZATION

Stockholders’ Equity

The changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018 for FirstEnergy are included in the following tables:

	Series A Convertible Preferred Stock		Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2019	0.7	$71	512	$51	$11,530	$41	$(4,879)	$6,814
Net income							320	320
Other comprehensive loss, net of tax						(5)		(5)
Stock-based compensation					7			7
Stock Investment Plan and certain share-based benefit plans			1		1			1
Cash dividends declared on common stock					(202)			(202)
Cash dividends declared on preferred stock					(3)			(3)
Conversion of Series A Convertible Preferred Stock	(0.5)	(50)	18	2	48			—
Balance, March 31, 2019	0.2	$21	531	$53	$11,381	$36	$(4,559)	$6,932
Net income							$312	$312
Other comprehensive loss, net of tax						(5)		(5)
Stock-based compensation					9			9
Stock Investment Plan and certain share-based benefit plans			1		21			21
Balance, June 30, 2019	0.2	$21	532	$53	$11,411	$31	$(4,247)	$7,269

	Series A Convertible Preferred Stock		Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2018	—	$—	445	$44	$10,001	$142	$(6,262)	$3,925
Net income							1,369	1,369
Other comprehensive loss, net of tax						(56)		(56)
Stock-based compensation					19			19
Stock Investment Plan and certain share-based benefit plans			2	1	5			6
Cash dividends declared on common stock					(343)			(343)
Cash dividends declared on preferred stock					(42)			(42)
Stock issuance (1)	1.6	162	30	3	2,297			2,462
Impact of adopting new accounting pronouncements (2)							35	35
Balance, March 31, 2018	1.6	$162	477	$48	$11,937	$86	$(4,858)	$7,375
Net income							$299	$299
Other comprehensive loss, net of tax						(13)		(13)
Stock-based compensation					19			19
Stock Investment Plan and certain share-based benefit plans			1		19			19
Balance, June 30, 2018	1.6	$162	478	$48	$11,975	$73	$(4,559)	$7,699

(1) The preferred stock included an embedded conversion option at a price that was below the fair value of the common stock on the commitment date. This beneficial conversion feature (BCF), which was approximately $296 million, was recorded to OPIC as well as the amortization of the BCF (deemed dividend of $261 million for the six months ended June 30, 2018) through the period from the issue date to the first allowable conversion date (July 22, 2018). There is no net impact to OPIC for the three and six months ended June 30, 2018. Please see below for additional information on the issuance.

(2) FirstEnergy adopted ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” standard on January 1, 2018, and subsequently recorded a cumulative effect adjustment to retained earnings of $57 million representing unrealized gains on equity securities with FES NDTs that were previously recorded to AOCI. In addition, FirstEnergy adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” and upon adoption, recorded a $22 million cumulative effect adjustment for stranded tax effects, such as pension and OPEB prior service costs and losses on derivative hedges, to retained earnings on January 1, 2018. These amounts are offset in other comprehensive loss and do not have an impact on total stockholders’ equity.

Dividends declared for each share of common stock and as-converted share of preferred stock was $0.38 and $0.72 during the first quarter of 2019 and 2018, respectively. There were no dividends declared during the second quarter of 2019 or 2018.

Preferred Stock

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

Subject to certain exceptions noted below, all shares of preferred stock outstanding on July 22, 2019, were automatically converted. Further, the preferred stock will automatically convert to common stock upon certain events of bankruptcy or liquidation of FE. FE may elect to convert the preferred stock if, at any time, fewer than 323,200 shares of preferred stock are outstanding. However, no shares of preferred stock will be converted prior to January 22, 2020, if such conversion will cause a converting holder to be deemed to beneficially own, together with its affiliates whose holdings would be aggregated with such holder for purposes of Section 13(d) under the Exchange Act, more than 4.9% of the then-outstanding common stock. Furthermore, in no event shall FE issue more than 58,964,222 shares of common stock (the Share Cap) in the aggregate upon conversion of the convertible preferred stock. From and after the time at which the aggregate number of shares of common stock issued upon conversion of the preferred stock equals the Share Cap, each holder electing to convert convertible preferred stock will be entitled to receive a cash payment equal to the market value of the common stock such holder does not receive upon conversion.

The preferred stock includes an embedded conversion option at a price that is below the fair value of the common stock on the commitment date. This beneficial conversion feature, which was approximately $296 million, represents the difference between the fair value per share of the common stock and the conversion price, multiplied by the number of common shares issuable upon conversion. The beneficial conversion feature was amortized as a deemed dividend over the period from the issue date to the first allowable conversion date (July 22, 2018) as a charge to OPIC, since FE is in an accumulated deficit position with no retained earnings to declare a dividend. As noted above, for EPS reporting purposes, this beneficial conversion feature will be reflected in net income attributable to common stockholders as a deemed dividend. The amount amortized for the six months ended June 30, 2018, was $261 million. The BCF was fully amortized as of December 31, 2018.

The preferred stockholders have limited class voting rights related to the creation of additional securities that are senior or equal with the preferred stock, as well as certain reclassifications and amendments that would affect the rights of the preferred stockholders. The preferred stockholders also have the right to approve issuances of securities convertible or exchangeable for common stock, subject to certain exceptions for compensation arrangements and bona fide dividend reinvestment or share purchase plans.

Each share of preferred stock is convertible at the holder’s option into a number of shares of common stock equal to the $1,000 liquidation preference, divided by the conversion price then in effect. As of June 30, 2019, the conversion price in effect was $27.42 per share. The conversion price is subject to anti-dilution adjustments and adjustments for subdivisions and combinations of the common stock, as well as dividends on the common stock paid in common stock and for certain equity issuances below the conversion price then in effect.

During 2018, 911,411 shares of preferred stock were converted into 33,238,910 shares of common stock at the option of the preferred stockholders. Also at the option of the preferred stockholders, 494,767 shares of preferred stock were converted into 18,044,018 shares of common stock in January 2019, resulting in 209,822 shares of preferred stock outstanding and yet to be converted as of June 30, 2019. On July 22, 2019, 28,302 shares of preferred stock automatically converted into 1,032,165 shares of common stock, and 181,520 shares of preferred stock remained unconverted as the holder reached the 4.9% cap as outlined in the terms of the preferred stock. All remaining outstanding shares of preferred stock will be automatically converted on January 22, 2020.

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

Consolidated VIEs
VIEs in which FirstEnergy is the primary beneficiary consist of the following (included in FirstEnergy’s consolidated financial statements):

•
Ohio Securitization - In September 2012, the Ohio Companies created separate, wholly owned limited liability company SPEs which issued phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase-in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase-in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. In the aggregate, the Ohio Companies are entitled to annual servicing fees of $445 thousand that are recoverable through the usage-based charges. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of June 30, 2019, and December 31, 2018, $280 million and $292 million of the phase-in recovery bonds were outstanding, respectively.

•
JCP&L Securitization - In August 2006, JCP&L Transition Funding II sold transition bonds to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS. JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy’s Consolidated Balance Sheets. The transition bonds are the sole obligations of JCP&L Transition Funding II and are collateralized by its equity and assets, which consist primarily of bondable transition property. As of June 30, 2019, and December 31, 2018, $33 million and $41 million of the transition bonds were outstanding, respectively.

•
MP and PE Environmental Funding Companies - The entities issued bonds, the proceeds of which were used to construct environmental control facilities. The limited liability company SPEs own the irrevocable right to collect non-bypassable environmental control charges from all customers who receive electric delivery service in MP’s and PE’s West Virginia service territories. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of June 30, 2019, and December 31, 2018, $345 million and $358 million of the environmental control bonds were outstanding, respectively.

Unconsolidated VIEs
FirstEnergy is not the primary beneficiary of the following VIEs:

•
Global Holding - FEV holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales in U.S. and international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint ventures economic performance. FEV’s ownership interest is subject to the equity method of accounting. As of June 30, 2019, the carrying value of the equity method investment was $14 million.

As discussed in Note 13, “Commitments, Guarantees and Contingencies,” FE is the guarantor under Global Holding’s $300 million term loan facility, which matures in March 2020, and has an outstanding principal balance of $180 million as of June 30, 2019. Failure by Global Holding to meet the terms and conditions under its term loan facility could require FE to perform its obligations under the provisions of its guarantee, resulting in consolidation of Global Holding by FE.

•
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland, which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy’s ownership interest in PATH-WV is subject to the equity method of accounting. As of June 30, 2019, the carrying value of the equity method investment was $17 million.

•
Purchase Power Agreements - FirstEnergy evaluated its PPAs and determined that certain NUG entities at its Regulated Distribution segment may be VIEs to the extent that they own a plant that sells substantially all of its output to the applicable utilities and the contract price for power is correlated with the plant’s variable costs of production.

FirstEnergy maintains 11 long-term PPAs with NUG entities that were entered into pursuant to PURPA. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, any of these entities. FirstEnergy has determined that, for all but one of these NUG entities, it does not have a variable interest or the entities do not meet the criteria to be considered a VIE. FirstEnergy may hold a variable interest in the remaining one entity; however, it applied the scope exception that exempts enterprises unable to obtain the necessary information to evaluate entities.
Because FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power. FirstEnergy expects any above-market costs incurred at its Regulated Distribution segment to be recovered from customers. Purchased power costs related to the contract that may contain a variable interest during the three months ended June 30, 2019 and 2018, were $30 million and $26 million, respectively, and $61 million and $58 million during the six months ended June 30, 2019 and 2018, respectively.

•
FES and FENOC - As a result of the Chapter 11 bankruptcy filing discussed in Note 3, “Discontinued Operations,” FE evaluated its investments in FES and FENOC and determined they are VIEs. FE is not the primary beneficiary because it lacks a controlling interest in FES and FENOC, which are subject to the jurisdiction of the Bankruptcy Court. The carrying values of the equity investments in FES and FENOC were zero at June 30, 2019.

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

FTRs are financial instruments that entitle the holder to a stream of revenues (or charges) based on the hourly day-ahead congestion price differences across transmission paths. FTRs are acquired by FirstEnergy in the annual, monthly and long-term PJM auctions and are initially recorded using the auction clearing price less cost. After initial recognition, FTRs’ carrying values are periodically adjusted to fair value using a mark-to-model methodology, which approximates market. The primary inputs into the model, which are generally less observable than objective sources, are the most recent PJM auction clearing prices and the FTRs’ remaining hours. The model calculates the fair value by multiplying the most recent auction clearing price by the remaining FTR hours less the prorated FTR cost. Significant increases or decreases in inputs in isolation may have resulted in a higher or lower fair value measurement.

NUG contracts represent PPAs with third-party non-utility generators that are transacted to satisfy certain obligations under PURPA. NUG contract carrying values are recorded at fair value and adjusted periodically using a mark-to-model methodology, which approximates market. The primary unobservable inputs into the model are regional power prices and generation MWH. Pricing for the NUG contracts is a combination of market prices for the current year and next two years based on observable data and internal models using historical trends and market data for the remaining years under contract. The internal models use forecasted energy purchase prices as an input when prices are not defined by the contract. Forecasted market prices are based on Intercontinental Exchange, Inc. quotes and management assumptions. Generation MWH reflects data provided by contractual arrangements and historical trends. The model calculates the fair value by multiplying the prices by the generation MWH. Significant increases or decreases in inputs in isolation may have resulted in a higher or lower fair value measurement.

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of June 30, 2019, from those used as of December 31, 2018. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$439	$—	$439	$—	$405	$—	$405
Derivative assets FTRs(1)	—	—	6	6	—	—	10	10
Equity securities(2)	395	—	—	395	339	—	—	339
Foreign government debt securities	—	16	—	16	—	13	—	13
U.S. government debt securities	—	19	—	19	—	20	—	20
U.S. state debt securities	—	263	—	263	—	250	—	250
Other(3)	422	36	—	458	367	34	—	401
Total assets	$817	$773	$6	$1,596	$706	$722	$10	$1,438

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(4)	$(4)	$—	$—	$(1)	$(1)
Derivative liabilities NUG contracts(1)	—	—	(35)	(35)	—	—	(44)	(44)
Total liabilities	$—	$—	$(39)	$(39)	$—	$—	$(45)	$(45)

Net assets (liabilities)(4)	$817	$773	$(33)	$1,557	$706	$722	$(35)	$1,393

(1)	Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

(2)	NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Low Volatility High Dividend Index, S&P 500 Index, MSCI World Index and MSCI AC World IMI Index.

(3)	Primarily consists of short-term cash investments.

(4)
Excludes $(15) million and $4 million as of June 30, 2019 and December 31, 2018, respectively, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the periods ended June 30, 2019, and December 31, 2018:

	NUG Contracts(1)			FTRs(1)
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2018 Balance	$—	$(79)	$(79)	$3	$—	$3
Unrealized gain	—	2	2	8	1	9
Purchases	—	—	—	5	(5)	—
Settlements	—	33	33	(6)	3	(3)
December 31, 2018 Balance	$—	$(44)	$(44)	$10	$(1)	$9
Unrealized loss	—	(11)	(11)	—	—	—
Purchases	—	—	—	6	(4)	2
Settlements	—	20	20	(10)	1	(9)
June 30, 2019 Balance	$—	$(35)	$(35)	$6	$(4)	$2

(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs and NUG contracts that are classified as Level 3 in the fair value hierarchy for the period ended June 30, 2019:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$2	Model	RTO auction clearing prices	$.50 to $2.70	$1.00	Dollars/MWH

NUG Contracts	$(35)	Model	Generation	400 to 776,000	160,000	MWH
			Regional electricity prices	$33.50 to $34.10	$33.80	Dollars/MWH

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

The investment policy for the NDT funds restricts or limits the trusts’ ability to hold certain types of assets including private or direct placements, warrants, securities of FirstEnergy, investments in companies owning nuclear power plants, financial derivatives, securities convertible into common stock and securities of the trust funds’ custodian or managers and their parents or subsidiaries.

Nuclear Decommissioning and Nuclear Fuel Disposal Trusts

JCP&L, ME and PN hold debt and equity securities within their respective NDT and nuclear fuel disposal trusts. The debt securities are classified as AFS securities, recognized at fair market value.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in NDT and nuclear fuel disposal trusts as of June 30, 2019, and December 31, 2018:

	June 30, 2019(1)				December 31, 2018(1)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$730	$22	$(15)	$737	$714	$2	$(28)	$688
Equity securities	$346	$48	$(1)	$393	$339	$15	$(16)	$338

(1) Excludes $(2) million and $20 million as of June 30, 2019 and December 31, 2018, respectively, of short-term cash investments, taxes, receivables, payables and accrued income.

Proceeds from the sale of investments in equity and AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and six months ended June 30, 2019 and 2018, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Sale Proceeds	$149	$175	$302	$366
Realized Gains	5	9	12	28
Realized Losses	(5)	(11)	(11)	(27)
Interest and Dividend Income	11	10	20	20

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Other investments were $275 million and $253 million as of June 30, 2019, and December 31, 2018, respectively, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes capital lease obligations and net unamortized debt issuance costs, premiums and discounts as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In millions)
Carrying Value (1)	$19,508	$18,315
Fair Value	$21,890	$19,266

(1) The carrying value as of June 30, 2019, includes $1,950 million of debt issuances and $757 million of redemptions that occurred in the first six months of 2019.

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of June 30, 2019, and December 31, 2018.
12. REGULATORY MATTERS

STATE REGULATION

Each of the Utilities’ retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the states in which it operates - in Maryland by the MDPSC, in New Jersey by the NJBPU, in Ohio by the PUCO, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC. The transmission operations of PE in Virginia are subject to certain regulations of the VSCC. In addition, under Ohio law, municipalities may regulate rates of a public utility, subject to appeal to the PUCO if not acceptable to the utility. Further, if any of the FirstEnergy affiliates were to engage in the construction of significant new transmission facilities, depending on the state, they may be required to obtain state regulatory authorization to site, construct and operate the new transmission facility.

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

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2018-2020 and 2021-2023 EmPOWER Maryland program cycles, to the extent the MDPSC determines that cost-effective programs and services are available. PE’s 2016 starting goal under this requirement was 0.97%. PE’s approved 2018-2020 EmPOWER Maryland plan continues and expands upon prior years’ programs, and adds new programs, for a projected total cost of $116 million over the three-year period. PE recovers program costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE.

On January 19, 2018, PE filed a joint petition along with other utility companies, work group stakeholders and the MDPSC electric vehicle work group leader to implement a statewide electric vehicle portfolio in connection with a 2016 MDPSC proceeding to consider an array of issues relating to electric distribution system design, including matters relating to electric vehicles, distributed energy resources, advanced metering infrastructure, energy storage, system planning, rate design, and impacts on low-income customers. PE proposed an electric vehicle charging infrastructure program at a projected total cost of $12 million, to be recovered over a five-year amortization. On January 14, 2019, the MDPSC approved the petition subject to certain reductions in the scope of the program. The MDPSC approved PE’s compliance filing, which implements the pilot program, with minor modifications, on July 3, 2019.

On August 24, 2018, PE filed a base rate case with the MDPSC, which it supplemented on October 22, 2018, to update the partially forecasted test year with a full twelve months of actual data. The rate case requested an annual increase in base distribution rates of $19.7 million, plus creation of an EDIS to fund four enhanced service reliability programs. In responding to discovery, PE revised its request for an annual increase in base rates to $17.6 million. The proposed rate increase reflected $7.3 million in annual savings for customers resulting from the recent federal tax law changes. On March 22, 2019, the MDPSC issued a final order that approved a rate increase of $6.2 million, approved three of the four EDIS programs for four years, directed PE to file a new depreciation study within 18 months, and ordered the filing of a new base rate case in four years to correspond to the ending of the approved EDIS programs.

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

On April 18, 2019, pursuant to the May 2018 New Jersey enacted legislation establishing a ZEC program to provide ratepayer funded subsidies of New Jersey nuclear energy supply, the NJBPU approved the implementation of a non-bypassable, irrevocable ZEC charge for all New Jersey electric utility customers, including JCP&L’s customers. Once collected from customers by JCP&L, these funds will be remitted to eligible nuclear energy generators.

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to ratepayers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation, which were published in the NJ Register in the first quarter of 2018. JCP&L filed comments supporting the proposed rulemaking. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey.

Also in December 2017, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On July 13, 2018, JCP&L filed an infrastructure plan, JCP&L Reliability Plus, which proposed to accelerate $386.8 million of electric distribution infrastructure investment over four years to enhance the reliability and resiliency of its distribution system and reduce the frequency and duration of power outages. On January 23, 2019, the NJBPU granted JCP&L’s request to temporarily suspend the procedural schedule in the matter pending settlement discussions. On April 23, 2019, JCP&L filed a Stipulation of Settlement with the NJBPU on behalf of the JCP&L, Rate Counsel, NJBPU Staff and New Jersey Large Energy Users Coalition, which provides that JCP&L will invest up to approximately $97 million in capital investments beginning on June 1, 2019 through December 31, 2020. JCP&L shall seek recovery of the capital investment through an accelerated cost recovery mechanism, provided for in the rules, that includes a revenue adjustment calculation and a process for two rate adjustments. On May 8, 2019, the NJBPU issued an order approving the Stipulation of Settlement without modifications.

On January 31, 2018, the NJBPU instituted a proceeding to examine the impacts of the Tax Act on the rates and charges of New Jersey utilities. The NJBPU ordered New Jersey utilities to: (1) defer on their books the impacts of the Tax Act effective January 1, 2018; (2) to file tariffs effective April 1, 2018, reflecting the rate impacts of changes in current taxes; and (3) to file tariffs effective July 1, 2018, reflecting the rate impacts of changes in deferred taxes. On March 2, 2018, JCP&L filed a petition with the NJBPU, which included proposed tariffs for a base rate reduction of $28.6 million effective April 1, 2018, and a rider to reflect $1.3 million in rate impacts of changes in deferred taxes. On March 26, 2018, the NJBPU approved JCP&L’s rate reduction effective April 1, 2018, on an interim basis subject to refund, pending the outcome of this proceeding. On April 23, 2019, JCP&L filed a Stipulation of Settlement on behalf of the Rate Counsel, NJBPU Staff, and the New Jersey Large Energy Users Coalition with the NJBPU. The terms of the Stipulation of Settlement provide that between January 1, 2018 and March 31, 2018, JCP&L’s refund obligation is estimated to be approximately $7 million, which will be refunded to customers. The Stipulation of Settlement also provides for a base rate reduction of $28.6 million, which was reflected in rates on April 1, 2018, and a Rider Tax Act Adjustment for certain items over a five-year period. On May 8, 2019, the NJBPU issued an order approving the Stipulation of Settlement without modification.

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

ESP IV also continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $30 million per year through May 31, 2019; $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. ESP IV also includes: (1) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (2) an agreement to file a Grid Modernization Business Plan for PUCO consideration and approval, which was filed in February 2016, and remains pending as part of the grid modernization settlement described below; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio; and (5) an agreement to file an application to transition to a straight fixed variable cost recovery mechanism for residential customers’ base distribution rates, which filing the PUCO denied on June 13, 2018.

Several parties, including the Ohio Companies, filed applications for rehearing regarding the Ohio Companies’ ESP IV with the PUCO. On August 16, 2017, the PUCO denied all remaining intervenor applications for rehearing, denied the Ohio Companies’ challenges to the modifications to Rider DMR and added a third-party monitor to ensure that Rider DMR funds are spent appropriately. The Ohio Companies then filed an application for rehearing of the PUCO’s August 16, 2017 ruling on the issues of the third-party monitor and the ROE calculation for advanced metering infrastructure, which the PUCO denied. In October 2017, the Sierra Club and the OMAEG filed notices of appeal with the SCOH appealing various PUCO entries on their applications for rehearing. The Ohio Companies intervened in the appeal, and additional parties subsequently filed notices of appeal with the SCOH challenging various PUCO entries on their applications for rehearing. On September 26, 2018, the SCOH denied a July 30, 2018 joint motion filed by the OCC, the NOAC, and the OMAEG to stay the portions of the PUCO’s orders and entries under appeal that authorized Rider DMR. On June 19, 2019, the SCOH reversed the PUCO’s determination that Rider DMR is lawful, and remanded the matter to the PUCO with instructions to remove Rider DMR from ESP IV. On July 1, 2019, the Ohio Companies filed a motion with the SCOH requesting reconsideration of the SCOH decision. Also, on July 1, 2019, the Ohio Companies filed revised tariffs with the PUCO providing that while the motion for reconsideration is pending, Rider DMR is being collected subject to refund. On July 2, 2019, the PUCO approved the Ohio Companies’ revised tariffs. On July 11, 2019, various parties filed a memorandum with the SCOH in opposition to the motion for reconsideration.

Under Ohio law, the Ohio Companies are required to implement energy efficiency programs that achieve certain annual energy savings and total peak demand reductions. The Ohio Companies’ 2017-2019 plan, as proposed in April 2016, includes a portfolio of energy efficiency programs targeted to a variety of customer segments, including residential customers, low income customers, small commercial customers, large commercial and industrial customers and governmental entities. In December 2016, the Ohio Companies filed a Stipulation and Recommendation with several parties that contained changes to the plan and a decrease in the plan costs. The Ohio Companies anticipate the cost of the plans will be approximately $268 million over the life of the portfolio plans and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms. On November 21, 2017, the PUCO issued an order that approved the proposed plans with several modifications, including a cap on the Ohio Companies’ collection of program costs and shared savings set at 4% of the Ohio Companies’ total sales to customers. On December 21, 2017, the Ohio Companies filed an application for rehearing challenging the PUCO’s modifications, which the PUCO denied on January 10, 2018. On March 12, 2018, the Ohio Companies appealed to the SCOH challenging the PUCO’s imposition of a 4% cost cap. Various other parties also appealed challenging various PUCO entries on their applications for rehearing. Oral argument on the appeals was held on February 20, 2019.

On July 23, 2019, Ohio enacted legislation establishing support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, the legislation included a provision implementing a decoupling mechanism for Ohio electric utilities. The legislation also is ending current energy efficiency program mandates on December 31, 2020, provided statewide energy efficiency mandates are achieved as determined by the PUCO. Should the Ohio Companies elect to apply to the PUCO for approval of the decoupling mechanism, it would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. FirstEnergy is reviewing the potential impacts to customers and the Ohio Companies, and may seek approval for this mechanism later this year.

On December 1, 2017, the Ohio Companies filed an application with the PUCO for approval of a DPM Plan. The DPM Plan is a portfolio of approximately $450 million in distribution platform investment projects, which are designed to modernize the Ohio Companies’ distribution grid, prepare it for further grid modernization projects, and provide customers with immediate reliability benefits. On November 9, 2018, the Ohio Companies filed a settlement agreement that provides for the implementation of the first phase of grid modernization plans, including the investment of $516 million over three years to modernize the Ohio Companies’ electric distribution system, and for all tax savings associated with the Tax Act, discussed below, to flow back to customers. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The settlement has broad support, including PUCO Staff, the OCC, representatives of industrial and commercial customers, a low-income advocate, environmental advocates, hospitals, competitive generation suppliers and other parties. On July 17, 2019, the PUCO approved the settlement agreement with no material modifications.

On January 10, 2018, the PUCO opened a case to consider the impacts of the Tax Act and determine the appropriate course of action to pass benefits on to customers. The Ohio Companies, effective January 1, 2018, were required to establish a regulatory liability for the estimated reduction in federal income tax resulting from the Tax Act, and filed comments on February 15, 2018, explaining that customers will save nearly $40 million annually as a result of updating tariff riders for the tax rate changes and that the Ohio Companies’ base distribution rates are not impacted by the Tax Act changes because they are frozen through May 2024. On October 24, 2018, the PUCO entered an Order in its investigation into the impacts of the Tax Act on Ohio’s utilities directing that by January 1, 2019, all Ohio rate-regulated utility companies, unless ordered otherwise, file applications not for an increase in rates to reflect the impact of the Tax Act on each specific utility’s current rates. On October 30, 2018, the Ohio Companies filed an application to open a new proceeding for the implementation of matters relating to the impact of the Tax Act. As discussed further above, on November 9, 2018, the Ohio Companies filed a settlement agreement that provides for all tax savings associated with the Tax Act to flow back to customers and for the implementation of the first phase of grid modernization plans. As part of the agreement, the Ohio Companies also filed an application for approval of a rider to return the remaining tax savings to customers following PUCO approval of the settlement. On December 19, 2018, the PUCO upheld its January 10, 2018 ruling that utilities should be required to establish a deferred tax liability, effective January 1, 2018, in response to the Tax Act. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The PUCO conducted a hearing on February 5 and 6, 2019. On July 17, 2019, the PUCO approved the settlement agreement with no material modifications.

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

On April 19, 2019, OCC filed an application for rehearing alleging Rider DMR revenues should not have been excluded from the determination of the existence of Significantly Excessive Earnings under ESP IV for calendar year 2017 and claiming a $42 million refund is due to OE customers. On May 15, 2019, the PUCO denied OCC’s application for rehearing, and on July 15, 2019, OCC filed a Notice of Appeal with the SCOH. The Ohio Companies intend to contest this appeal but are unable to predict the outcome of this matter.

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. These rates were adjusted for the net impact of the Tax Act, effective March 15, 2018. The net impact of the Tax Act for the period January 1, 2018 through March 14, 2018 must also be separately tracked for treatment in a future rate proceeding. The Pennsylvania Companies operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which provide for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service.

Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. The 2019-2023 DSPs also include modifications to the Pennsylvania Companies’ POR programs in order to continue their clawback pilot program as a long-term, permanent program term, and modifications to the Pennsylvania Companies’ customer class definitions to allow for the introduction of hourly priced default service to customers at or above 100kW. The PPUC directed a working group to further discuss the implementation of customer assistance program shopping limitations and appropriate scripting for the Pennsylvania Companies’ customer referral programs, and in November 2018, issued a subsequent order to approve additional customer assistance program shopping parameters and further limit the scope of the working group discussion. On December 21, 2018, the PPUC issued a tentative order proposing a model to incorporate the directed shopping restrictions. Comments on the proposal were filed January 22, 2019. On February 28, 2019, the PPUC issued a final order approving the Pennsylvania Companies’ proposal on customer assistance programs shopping limitations and directing script modifications to the Pennsylvania Companies’ customer referral programs.

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. The Pennsylvania Companies’ Phase III EE&C plans for the June 2016 through May 2021 period, which were approved in March 2016, with expected costs up to $390 million, are designed to achieve the targets established in the PPUC’s Phase III Final Implementation Order with full recovery through the reconcilable EE&C riders.

Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. LTIIPs outlining infrastructure improvement plans for PPUC review and approval must be filed prior to approval of a DSIC. On June 14, 2017, the PPUC approved modified LTIIPs for ME, PN and Penn for the remaining years of 2017 through 2020 to provide additional support for reliability and infrastructure investments. On September 20, 2018, following a periodic review of the LTIIPs as required by regulation once every five years, the PPUC entered an Order concluding that the Pennsylvania Companies have substantially adhered to the schedules and expenditures outlined in their LTIIPs, but that changes to the LTIIPs as designed are necessary to maintain and improve reliability and directed the Pennsylvania Companies to file modified or new LTIIPs. On January 18, 2019, the Pennsylvania Companies filed modifications to their current LTIIPs that would terminate those LTIIPs at the end of 2019, and proposed revised LTIIP spending in 2019 of approximately $45 million by ME, $25 million by PN, $26 million by Penn and $51 million by WP. The Pennsylvania Companies also committed to making filings later in 2019, which would propose new LTIIPs for the 2020 through 2024 period. On May 23, 2019, the PPUC issued an order approving the Pennsylvania Companies’ Modified LTIIPs as filed.

The Pennsylvania Companies’ approved DSIC riders for quarterly cost recovery went into effect July 1, 2016, subject to hearings and refund or reallocation among customer classes. In the January 19, 2017 order approving the Pennsylvania Companies’ general rate cases, the PPUC added an additional issue to the DSIC proceeding to include whether ADIT should be included in DSIC calculations. On February 2, 2017, the parties to the DSIC proceeding submitted a Joint Settlement to the ALJ that resolved the issues that were pending from the order issued on June 9, 2016. On April 19, 2018, the PPUC approved the Joint Settlement without modification and reversed the ALJ’s previous decision that would have required the Pennsylvania Companies to reflect all federal and state income tax deductions related to DSIC-eligible property in currently effective DSIC rates. On May 21, 2018, the Pennsylvania OCA filed an appeal with the Pennsylvania Commonwealth Court of the PPUC’s decision of April 19, 2018. On June 11, 2018, the Pennsylvania Companies filed a Notice of Intervention in the Pennsylvania OCA’s appeal to the Commonwealth Court. On July 11, 2019, the Commonwealth Court issued an opinion and order reversing the PPUC’s decision of April 19, 2018, and remanding the matter to the PPUC to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. The Pennsylvania Companies are reviewing the Commonwealth Court’s opinion and order.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operates under rates approved by the WVPSC effective February 2015. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is updated annually.

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

FirstEnergy believes that it is in material compliance with all currently effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities, FirstEnergy occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such occurrences are found, FirstEnergy develops information about the occurrence and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an occurrence to RFC. Moreover, it is clear that NERC, RFC and FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. Any inability on FirstEnergy’s part to comply with the reliability standards for its bulk electric system could result in the imposition of financial penalties, or obligations to upgrade or build transmission facilities that could have a material adverse effect on its financial condition, results of operations and cash flows.

RTO Realignment

On June 1, 2011, ATSI and the ATSI zone transferred from MISO to PJM. While many of the matters involved with the move have been resolved, FERC denied recovery under ATSI’s transmission rate for certain charges that collectively can be described as “exit fees” and certain other transmission cost allocation charges totaling approximately $78.8 million until such time as ATSI submits a cost/benefit analysis demonstrating net benefits to customers from the transfer to PJM. Subsequently, FERC rejected a proposed settlement agreement to resolve the exit fee and transmission cost allocation issues, stating that its action is without prejudice to

ATSI submitting a cost/benefit analysis demonstrating that the benefits of the RTO realignment decisions outweigh the exit fee and transmission cost allocation charges. In a subsequent order, FERC affirmed its prior ruling that ATSI must submit the cost/benefit analysis. ATSI is evaluating the cost/benefit approach.

FERC Actions on Tax Act

On March 15, 2018, FERC issued a NOI seeking information regarding whether and how FERC should address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 15, 2018, FERC issued a NOPR suggesting mechanisms to revise transmission rates to address the Tax Act’s effect on ADIT. Specifically, FERC proposed utilities with transmission formula rates would include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate bases; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Utilities with transmission stated rates would determine the amount of excess and deferred income tax caused by the reduced federal corporate income tax rate and return or recover this amount to or from customers. To assist with implementation of the proposed rule, FERC also issued on November 15, 2018, a policy statement providing accounting and ratemaking guidance for treatment of ADIT for all FERC-jurisdictional public utilities. The policy statement also addresses the accounting and ratemaking treatment of ADIT following the sale or retirement of an asset after December 31, 2017. FESC, on behalf of its affiliated transmission owners, supported comments submitted by EEI requesting additional clarification on the ratemaking and accounting treatment for ADIT in formula and stated transmission rates. FERC’s final rule remains pending.

Transmission ROE Methodology

In June 2014, FERC issued Opinion No. 531 revising its approach for calculating the discounted cash flow element of FERC’s ROE methodology and announcing the potential for a qualitative adjustment to the ROE methodology results. Parties appealed to the D.C. Circuit, and on April 14, 2017, that court issued a decision vacating FERC’s order and remanding the matter to FERC for further review. On October 16, 2018, FERC issued its order on remand, in which it proposed a revised ROE methodology. Specifically, in complaint proceedings alleging that an existing ROE is not just and reasonable, FERC proposes to rely on three financial models-discounted cash flow, capital-asset pricing, and expected earnings to establish a composite zone of reasonableness to identify a range of just and reasonable ROEs. FERC then will utilize the transmission utility’s risk relative to other utilities within that zone of reasonableness to assign the transmission utility to one of three quartiles within the zone. FERC would take no further action (i.e., dismiss the complaint) if the existing ROE falls within the identified quartile. However, if the ROE falls outside the quartile, FERC would deem the existing ROE presumptively unjust and unreasonable and would determine the replacement ROE. FERC would add a fourth financial model risk premium to the analysis to calculate a ROE based on the average point of central tendency for each of the four financial models. On March 21, 2019, FERC established NOIs to collect industry and stakeholder comments on the revised ROE methodology that is described in the October 16, 2018 decision, and also whether to make changes to FERC’s existing policies and practices for awarding transmission rates incentives. Any changes to FERC’s transmission rate ROE and incentive policies would be applied on a prospective basis. FirstEnergy currently is participating through various trade groups in the NOI comments, and any subsequent rulemaking and other proceedings.
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

As of June 30, 2019, outstanding guarantees and other assurances aggregated approximately $1.7 billion, consisting of guarantees on behalf of FES and FENOC ($350 million), parental guarantees on behalf of its consolidated subsidiaries’ guarantees ($1 billion), other guarantees ($180 million) and other assurances ($140 million). FirstEnergy has also committed to provide additional guarantees to the FES Debtors for certain retained environmental liabilities of AE Supply related to the Pleasants Power Station and McElroy’s Run CCR disposal facility as part of the settlement agreement in connection with the FES Bankruptcy.

COLLATERAL AND CONTINGENT-RELATED FEATURES

Certain bilateral agreements contain provisions that require FE or its subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FE’s or its subsidiaries’ credit ratings from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. The incremental collateral requirement allows for the offsetting of assets and liabilities with the same counterparty, where the contractual right of offset exists under applicable master netting agreements.

Bilateral agreements entered into by FE and its subsidiaries have margining provisions that require posting of collateral. The Utilities have posted collateral totaling $2 million.

These credit-risk-related contingent features, or the margining provisions within bilateral agreements, stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining, which is the ability to secure additional collateral when needed, could be required. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2019:

Potential Collateral Obligations	AE Supply	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
At Current Credit Rating	$1	$—	$—	$1
Upon Further Downgrade	—	43	—	43
Surety Bonds (Collateralized Amount)(1)	1	59	246	306
Total Exposure from Contractual Obligations	$2	$102	$246	$350

(1)
Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations (typical obligations require 30 days to cure). FE provides credit support for FG surety bonds for $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield’s Ferry CCR disposal site, respectively.

OTHER COMMITMENTS AND CONTINGENCIES

FE is a guarantor under a $300 million syndicated senior secured term loan facility due March 3, 2020, under which Global Holding’s outstanding principal balance is $180 million as of June 30, 2019. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

In connection with the facility, 69.99% of Global Holding’s direct and indirect membership interests in Signal Peak, Global Rail and their affiliates along with FEV’s and WMB Marketing Ventures, LLC’s respective 33-1/3% membership interests in Global Holding, are pledged to the lenders under the current facility as collateral.

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

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. The D.C. Circuit ordered the EPA on July 28, 2015, to reconsider the CSAPR caps on NOx and SO2 emissions from power plants in 13 states, including Ohio, Pennsylvania and West Virginia. This follows the 2014 U.S. Supreme Court ruling generally upholding the EPA’s regulatory approach under CSAPR, but questioning whether the EPA required upwind states to reduce emissions by more than their contribution to air pollution in downwind states. The EPA issued a CSAPR update rule on September 7, 2016, reducing summertime NOx emissions from power plants in 22 states in the eastern U.S., including Ohio, Pennsylvania and West Virginia, beginning in 2017. Various states and other stakeholders appealed the CSAPR update rule to the D.C. Circuit in November and December 2016. On September 6, 2017, the D.C. Circuit rejected the industry’s bid for a lengthy pause in the litigation and set a briefing schedule. Depending on the outcome of the appeals, the EPA’s reconsideration of the CSAPR update rule and how the EPA and the states ultimately implement CSAPR, the future cost of compliance may materially impact FirstEnergy’s operations, cash flows and financial condition.

In February 2019, the EPA announced its final decision to retain without changes the NAAQS for SO2, specifically retaining the 2010 primary (health-based) 1-hour standard of 75 PPB. As of June 30, 2019, FirstEnergy has no power plants operating in areas designated as non-attainment by the EPA.

In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility’s NOx emissions significantly contribute to Delaware’s inability to attain the ozone NAAQS. The petition sought a short-term NOx emission rate limit of 0.125 lb/mmBTU over an averaging period of no more than 24 hours. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3 and Pleasants Units 1 and 2, significantly contribute to Maryland’s inability to attain the ozone NAAQS. The petition sought NOx emission rate limits for the 36 EGUs by May 1, 2017. On September 14, 2018, the EPA denied both the States of Delaware and Maryland’s petitions under CAA Section 126. In October 2018, Delaware and Maryland appealed the denials of their petitions to the D.C. Circuit. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 9 states (including Ohio, Pennsylvania and West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126. On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018 but has not taken any further action. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act” concluding that concentrations of several key GHGs constitutes an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. The EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On October 16, 2017, the EPA issued a proposed rule to repeal the CPP. To replace the CPP, the EPA proposed the ACE rule on August 21, 2018, which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. Depending on the outcomes of the review pursuant to the executive order, of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal CWA and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

The EPA finalized CWA Section 316(b) regulations in May 2014, requiring cooling water intake structures with an intake velocity greater than 0.5 feet per second to reduce fish impingement when aquatic organisms are pinned against screens or other parts of a cooling water intake system to a 12% annual average and requiring cooling water intake structures exceeding 125 million gallons per day to conduct studies to determine site-specific controls, if any, to reduce entrainment, which occurs when aquatic life is drawn into a facility’s cooling water system. Depending on any final action taken by the states with respect to impingement and entrainment, the future capital costs of compliance with these standards may be material.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations phase-in as permits are renewed on a five-year cycle from 2018 to 2023. On April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. Depending on the outcome of appeals and how any final rules are ultimately implemented, the future costs of compliance with these standards may be substantial and changes to FirstEnergy’s operations may result.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

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

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of June 30, 2019, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $119 million have been accrued through June 30, 2019. Included in the total are accrued liabilities of approximately $83 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of June 30, 2019, JCP&L, ME and PN had in total approximately $863 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

On May 10, 2019, FirstEnergy signed a non-binding term sheet with EnergySolutions, LLC. concerning the transfer of TMI-2. This transfer of TMI-2 to EnergySolutions, LLC. will also include the transfer of the external trusts for the decommissioning and environmental remediation of TMI-2 and related liabilities of approximately $900 million as of June 30, 2019. The term sheet also contemplates EnergySolutions, LLC. decommissioning of TMI-2. EnergySolutions, LLC. nuclear decommissioning experience includes the nearly completed Zion Nuclear Power Station in Illinois and the La Crosse Boiling Water Reactor in Wisconsin. There can be no assurance that a definitive agreement will be finalized by the parties and subsequently approved by the NRC and, even if approved, whether the conditions to the closing of the transfer will be satisfied.

FES Bankruptcy

On March 31, 2018, FES, including its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, and FENOC filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. See Note 3, “Discontinued Operations,” for additional information.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy’s normal business operations pending against FE or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FE or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 12, “Regulatory Matters.”

FirstEnergy accrues legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where FirstEnergy determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss if such estimate can be made. If it were ultimately determined that FE or its subsidiaries have legal liability or are otherwise made subject to liability based on any of the matters referenced above, it could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows.
14. SEGMENT INFORMATION

Regulated Distribution and Regulated Transmission are FirstEnergy’s reportable segments.

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

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey. The segment’s results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs.
The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at certain of JCP&L, MP, PE and WP. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.
The Corporate/Other segment reflects corporate support not charged to FE’s subsidiaries, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are shown separately in the following table of Segment Financial Information. As of June 30, 2019, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of the Corporate/Other reportable segment. As of June 30, 2019, Corporate/Other had approximately $7.1 billion of FE holding company debt.

Financial information for each of FirstEnergy’s reportable segments is presented in the tables below:
Segment Financial Information

For the Three Months Ended	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	Consolidated
	(In millions)

June 30, 2019
External revenues	$2,145	$368	$3	$—	$2,516
Internal revenues	47	4	—	(51)	—
Total revenues	$2,192	$372	$3	$(51)	$2,516
Depreciation	220	71	1	17	309
Amortization of regulatory assets, net	34	3	—	—	37
Miscellaneous income, net	46	4	38	(8)	80
Interest expense	124	48	95	(8)	259
Income taxes (benefits)	67	30	(16)	—	81
Income (loss) from continuing operations	258	116	(33)	—	341
Property additions	354	300	20	—	674

June 30, 2018
External revenues	$2,285	$336	$4	$—	$2,625
Internal revenues	67	5	7	(79)	—
Total revenues	$2,352	$341	$11	$(79)	$2,625
Depreciation	200	62	3	18	283
Deferral of regulatory assets, net	(107)	—	—	—	(107)
Miscellaneous income (expense), net	56	3	(1)	(10)	48
Interest expense	129	42	194	(10)	355
Income taxes (benefits)	138	38	(75)	—	101
Income (loss) from continuing operations	377	104	(173)	—	308
Property additions	391	282	44	7	724

For the Six Months Ended

June 30, 2019
External revenues	$4,671	$720	$8	$—	$5,399
Internal revenues	94	8	—	(102)	—
Revenues	$4,765	$728	$8	$(102)	$5,399
Depreciation	429	140	3	34	606
Amortization of regulatory assets, net	37	5	—	—	42
Miscellaneous income, net	92	8	49	(15)	134
Interest expense	246	93	188	(15)	512
Income taxes (benefits)	156	61	(43)	—	174
Income (loss) from continuing operations	587	220	(111)	—	696
Property additions	672	531	25	—	1,228

June 30, 2018
External revenues	$4,823	$655	$9	$—	$5,487
Internal revenues	105	9	13	(127)	—
Revenues	$4,928	$664	$22	$(127)	$5,487
Depreciation	396	123	5	36	560
Amortization (deferral) of regulatory assets, net	(259)	4	—	—	(255)
Miscellaneous income, net	112	7	15	(19)	115
Interest expense	257	81	284	(19)	603
Income taxes	231	70	33	—	334
Income (loss) from continuing operations	699	203	(413)	—	489
Property additions	655	574	55	23	1,307

As of June 30, 2019
Total assets	$29,240	$11,070	$574	$—	$40,884
Total goodwill	5,004	614	—	—	5,618

As of December 31, 2018
Total assets	$28,690	$10,404	$969	$—	$40,063
Total goodwill	5,004	614	—	—	5,618

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

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey. The segment’s results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs.
The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at certain of JCP&L, MP, PE and WP. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.
The Corporate/Other segment reflects corporate support not charged to FE’s subsidiaries, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of June 30, 2019, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of the Corporate/Other reportable segment. As of June 30, 2019, Corporate/Other had approximately $7.1 billion of FE holding company debt.

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

The scale and diversity of the ten Utilities that comprise the Regulated Distribution business uniquely position this business for growth through opportunities for additional investment. Over the past several years, Regulated Distribution has experienced rate base growth through investments that have improved reliability and added operating flexibility to the distribution infrastructure, which provide benefits to the customers and communities those Utilities serve. Based on its current capital plan, which includes $6.2 to $6.7 billion in forecasted capital investments from 2018 through 2021, Regulated Distribution’s rate base growth rate is expected to be approximately 5% from 2018 through 2021. Additionally, this business is exploring other opportunities for growth, including investments in electric system improvement and modernization projects to increase reliability and improve service to customers, as well as exploring opportunities in customer engagement that focus on the electrification of customers’ homes and businesses by providing a full range of products and services.

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

As part of the Energizing the Future initiative, a Center for Advanced Technology was opened in Akron, Ohio in April 2019. The 88,000 square feet facility was designed to be a hands-on environment where engineers and technicians can develop and evaluate new technology and grid solutions and simulate a variety of real-world conditions.

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

As previously disclosed, on January 22, 2018, FirstEnergy announced a $2.5 billion equity issuance, which included $1.62 billion in mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The equity investment strengthened the Company’s balance sheet, supports the company’s transition to a fully regulated utility company and positions FirstEnergy for sustained investment-grade credit metrics. The shares of preferred stock participate in the dividend paid on common stock on an as-converted basis and are non-voting except in certain limited circumstances. Because of this investment, FirstEnergy does not currently anticipate the need to issue additional equity through at least 2021 outside of its regular stock investment and employee benefit plans. As of June 30, 2019, 1,406,178 shares of preferred stock have been converted to 51,282,928 shares of common stock at the option of the holders. On July 22, 2019, 28,302 shares of preferred stock automatically converted into 1,032,165 shares of common stock, and 181,520 shares of preferred stock remained unconverted as the holder reached the 4.9% cap as outlined in the terms of the preferred stock. All remaining outstanding shares of preferred stock will be automatically converted on January 22, 2020.

On March 31, 2018, FirstEnergy’s competitive subsidiary FES and FENOC voluntarily filed petitions under Chapter 11 of the Federal Bankruptcy Code with the U.S. Bankruptcy Court. FirstEnergy and its other subsidiaries - including its Utilities and AE Supply - are not part of the filing and are not subject to the Chapter 11 process. The voluntary bankruptcy filings by the FES Debtors represented a significant event in FirstEnergy’s previously announced strategy to exit the competitive generation business and become a fully regulated utility company with a stronger balance sheet, solid cash flows and more predictable earnings. As a result of the bankruptcy filings, as of March 31, 2018, the FES Debtors were deconsolidated from FirstEnergy’s financial statements. Additionally, the operating results of the FES Debtors, as well as BSPC and a portion of AE Supply (including the Pleasants Power Station) that were subject to completed or pending asset sales, collectively representing substantially all of FirstEnergy’s operations that comprised the CES reportable segment, are presented as discontinued operations. Prior periods have been reclassified to conform with such presentation as discontinued operations.

On April 23, 2018, FirstEnergy and the FES Key Creditor Groups reached an agreement in principle to resolve certain claims by FirstEnergy against the FES Debtors and all claims by the FES Debtors and their creditors against FirstEnergy. On September 26, 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement dated August 26, 2018, by and among FirstEnergy, two groups of key FES creditors (collectively, the FES Key Creditor Groups), the FES Debtors and the UCC. The FES Bankruptcy settlement agreement resolves certain claims by FirstEnergy against the FES Debtors and all claims by the FES Debtors and the FES Key Creditor Groups against FirstEnergy, and includes the following terms, among others:

•	FE will pay certain pre-petition FES Debtors employee-related obligations, which include unfunded pension obligations and other employee benefits.

•	A nonconsensual release of all claims against FirstEnergy by the FES Debtors’ creditors, which was subsequently waived pursuant to the Waiver Agreement, discussed below.

•	A $225 million cash payment from FirstEnergy.

•
A $628 million aggregate principal amount note issuance by FirstEnergy to the FES Debtors, which may be decreased by the amount, if any, of cash paid by FirstEnergy to the FES Debtors under the Intercompany Income Tax Allocation Agreement for the tax benefits related to the sale or deactivation of certain plants.

•
Transfer of the Pleasants Power Station and related assets, including the economic interests therein as of January 1, 2019, and a requirement that FE continue to provide access to the McElroy’s Run CCR Impoundment Facility, which is not being transferred. FE will provide guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility

•
FirstEnergy agrees to waive all pre-petition claims related to shared services and credit for nine months of the FES Debtors’ shared service costs beginning as of April 1, 2018 through December 31, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.

•
FirstEnergy has agreed to fund through its pension plan a pension enhancement, which is subject to a cap, should FES offer a voluntary enhanced retirement package in 2019 and to offer certain other employee benefits (approximately $14 million recognized in 2019).

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
On April 11, 2019, the Bankruptcy Court entered an order denying the FES Debtors’ disclosure statement approval motion. The Bankruptcy Court concluded that the nonconsensual third-party releases proposed under the plan of reorganization and which were a condition under the FES Bankruptcy settlement agreement for FirstEnergy’s benefit, were legally impermissible and rendered the plan unconfirmable. On April 18, 2019, FirstEnergy consented to the waiver of the condition. Additionally, the FES Debtors agreed to provide FirstEnergy with the same third-party release provided in favor of certain other parties in any plan of reorganization and pay FirstEnergy approximately $60 million in cash (paid during the second quarter of 2019) to resolve certain outstanding pension and service charges totaling $87 million, which resulted in FirstEnergy recognizing a $27 million pre-tax charge to income in the first quarter of 2019 ($17 million of which was recognized in continuing operations). Further, the FES Debtors agreed to initiate negotiations with the EPA, OEPA, PA DEP and the NRC to obtain those parties’ cooperation with the FES Debtors’ revised plan of reorganization. FirstEnergy may choose to participate in those negotiations at its option. On May 20, 2019, the Bankruptcy Court approved the waiver and a revised disclosure statement.

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
With the bankruptcy filings of FES and FENOC, and the completed sale of the previously announced competitive Bath hydroelectric station, FirstEnergy’s electric generation fleet is now made up of 3,790 MW of regulated generation, including four plants in West Virginia, Virginia and New Jersey. This excludes AE Supply’s remaining competitive generation assets - the 1,300 MW Pleasants Power Station, which will be transferred to FG pursuant to the settlement agreement, and its 67 MW OVEC capacity entitlement.

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change

Revenues	$2,516	$2,625	$(109)	(4)%	$5,399	$5,487	$(88)	(2)%

Operating expenses	1,931	1,925	6	—%	4,185	4,207	(22)	(1)%

Operating income	585	700	(115)	(16)%	1,214	1,280	(66)	(5)%

Other expenses, net	(163)	(291)	128	(44)%	(344)	(457)	113	(25)%

Income before income taxes	422	409	13	3%	870	823	47	6%

Income taxes	81	101	(20)	(20)%	174	334	(160)	(48)%

Income from continuing operations	341	308	33	11%	696	489	207	42%

Discontinued operations, net of tax	(29)	(9)	(20)	NM	(64)	1,179	(1,243)	NM

Net income	$312	$299	$13	4%	$632	$1,668	$(1,036)	(62)%

* NM = not meaningful

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 14, “Segment Information,” of the Notes to Consolidated Financial Statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Summary of Results of Operations — Second Quarter 2019 Compared with Second Quarter 2018

Financial results for FirstEnergy’s business segments in the second quarter of 2019 and 2018 were as follows:

Second Quarter 2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,131	$367	$(32)	$2,466
Other	61	5	(16)	50
Total Revenues	2,192	372	(48)	2,516

Operating Expenses:
Fuel	129	—	—	129
Purchased power	606	—	5	611
Other operating expenses	630	64	(88)	606
Provision for depreciation	220	71	18	309
Amortization of regulatory assets, net	34	3	—	37
General taxes	177	52	10	239
Total Operating Expenses	1,796	190	(55)	1,931

Operating Income	396	182	7	585

Other Income (Expense):
Miscellaneous income, net	46	4	30	80
Interest expense	(124)	(48)	(87)	(259)
Capitalized financing costs	7	8	1	16
Total Other Expense	(71)	(36)	(56)	(163)

Income (Loss) Before Income Taxes (Benefits)	325	146	(49)	422
Income taxes (benefits)	67	30	(16)	81
Income (Loss) From Continuing Operations	258	116	(33)	341
Discontinued operations, net of tax	—	—	(29)	(29)
Net Income (Loss)	$258	$116	$(62)	$312

Second Quarter 2018 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,291	$336	$(56)	$2,571
Other	61	5	(12)	54
Total Revenues	2,352	341	(68)	2,625

Operating Expenses:
Fuel	128	—	—	128
Purchased power	699	—	(2)	697
Other operating expenses	666	60	(42)	684
Provision for depreciation	200	62	21	283
Deferral of regulatory assets, net	(107)	—	—	(107)
General taxes	184	48	8	240
Total Operating Expenses	1,770	170	(15)	1,925

Operating Income (Loss)	582	171	(53)	700

Other Income (Expense):
Miscellaneous income (expense), net	56	3	(11)	48
Interest expense	(129)	(42)	(184)	(355)
Capitalized financing costs	6	10	—	16
Total Other Expense	(67)	(29)	(195)	(291)

Income (Loss) Before Income Taxes (Benefits)	515	142	(248)	409
Income taxes (benefits)	138	38	(75)	101
Income (Loss) From Continuing Operations	377	104	(173)	308
Discontinued operations, net of tax	—	—	(9)	(9)
Net Income (Loss)	$377	$104	$(182)	$299

Changes Between Second Quarter 2019 and Second Quarter 2018 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$(160)	$31	$24	$(105)
Other	—	—	(4)	(4)
Total Revenues	(160)	31	20	(109)

Operating Expenses:
Fuel	1	—	—	1
Purchased power	(93)	—	7	(86)
Other operating expenses	(36)	4	(46)	(78)
Provision for depreciation	20	9	(3)	26
Amortization (deferral) of regulatory assets, net	141	3	—	144
General taxes	(7)	4	2	(1)
Total Operating Expenses	26	20	(40)	6

Operating Income (Loss)	(186)	11	60	(115)

Other Income (Expense):
Miscellaneous income, net	(10)	1	41	32
Interest expense	5	(6)	97	96
Capitalized financing costs	1	(2)	1	—
Total Other Expense	(4)	(7)	139	128

Income (Loss) Before Income Taxes (Benefits)	(190)	4	199	13
Income taxes (benefits)	(71)	(8)	59	(20)
Income (Loss) From Continuing Operations	(119)	12	140	33
Discontinued operations, net of tax	—	—	(20)	(20)
Net Income (Loss)	$(119)	$12	$120	$13

Regulated Distribution — Second Quarter 2019 Compared with Second Quarter 2018

Regulated Distribution’s operating results decreased $119 million in the second quarter of 2019, as compared to the same period of 2018, primarily reflecting the absence of the reversal of a reserve on recoverability of certain REC purchases in Ohio, the net impact of a FERC settlement that reallocated certain transmission costs, and lower revenues associated with decreased weather-related usage.

Revenues —

The $160 million decrease in total revenues resulted from the following sources:

	For the Three Months Ended June 30,
Revenues by Type of Service	2019	2018	Decrease
	(In millions)
Distribution services(1)	$1,215	$1,288	$(73)

Generation sales:
Retail	806	882	(76)
Wholesale	110	121	(11)
Total generation sales	916	1,003	(87)

Other	61	61	—
Total Revenues	$2,192	$2,352	$(160)

(1) Includes $55 million and $60 million of ARP revenues for the three months ended June 30, 2019 and 2018, respectively.

Distribution services revenues decreased $73 million in the second quarter of 2019, as compared to the same period of 2018, primarily resulting from lower weather-related customer usage and the implementation of rate orders and settlements related to the Tax Act. Distribution deliveries by customer class are summarized in the following table:

	For the Three Months Ended June 30,
Electric Distribution MWH Deliveries	2019	2018	Decrease
	(In thousands)
Residential	10,900	12,074	(9.7)%
Commercial	9,622	10,197	(5.6)%
Industrial	12,976	13,201	(1.7)%
Other	138	140	(1.4)%
Total Electric Distribution MWH Deliveries	33,636	35,612	(5.5)%

Lower distribution deliveries to residential and commercial customers primarily reflect lower weather-related usage resulting from cooling degree days that were 28% below 2018, and 4% below normal, as well as heating degree days that were 23% below 2018, and 20% below normal. Deliveries to industrial customers reflect higher shale customer usage offset by lower steel and automotive customer usage.

The following table summarizes the price and volume factors contributing to the $87 million decrease in generation revenues for the second quarter of 2019, as compared to the same period of 2018:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$(44)
Change in prices	(32)
(76)
Wholesale:
Change in sales volumes	(16)
Change in prices	6
Capacity revenue	(1)
(11)
Decrease in Generation Revenues	$(87)

The decrease in retail generation sales volumes was primarily due to lower weather-related usage, as described above. Total generation provided by alternative suppliers as a percentage of total MWH deliveries was flat. The decrease in retail generation prices primarily resulted from a lower ENEC rate in West Virginia and rate reductions resulting from the Tax Act.

Wholesale generation revenues decreased $11 million in the second quarter of 2019, as compared to the same period in 2018, primarily due to lower wholesale sales volumes related to lower generation output. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses increased $26 million in the second quarter of 2019, as compared to the same period of 2018, primarily due to the following:

•
Purchased power costs were $93 million lower in the second quarter of 2019, as compared to the same period in 2018, primarily due to lower customer weather-related usage and lower unit costs, partially offset by the implementation of the NJ Zero Emission Program in June 2019.

Source of Change in Purchased Power	Increase (Decrease)

(In millions)
Purchases from non-affiliates:
Change due to decreased unit costs	$(46)
Change due to volumes	(19)
(65)
Purchases from affiliates:
Change due to decreased unit costs	(2)
Change due to volumes	(27)
(29)
Capacity expense	1
Decrease in Purchased Power Costs	$(93)

•	Other operating expenses decreased $36 million in the second quarter of 2019, as compared to the same period of 2018, primarily due to the following:

•	Decreased storm restoration costs of $30 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.

•
Lower operating and maintenance expense of $41 million, primarily associated with lower employee benefit and corporate support costs, lower regulated generation maintenance activities and transactions now accounted for as finance leases. As a result of the adoption of the new lease accounting standard, financing lease expenses that were recognized in other operating expenses are now recognized in depreciation and interest expense in 2019.

•	Lower energy efficiency program costs of $5 million, which are deferred for future recovery, resulting in no material impact on current period earnings.

•
Higher network transmission expenses of $40 million, reflecting increased transmission costs as well as the absence of the FERC settlement during the second quarter of 2018, which reallocated certain transmission costs across utilities in PJM and resulted in a refund to the Ohio Companies. Except for certain transmission costs and credits at the Ohio Companies recognized in 2018, the difference between current revenues and transmission costs incurred are deferred for future recovery or refund, resulting in no material impact on current period earnings.

•
Depreciation expense increased $20 million in the second quarter of 2019, as compared to the same period of 2018, primarily due to a higher asset base and transactions now accounted for as finance leases, as discussed above.

•
Amortization expense increased $141 million in the second quarter of 2019, as compared to the same period of 2018, primarily due to lower storm restoration cost deferrals, the absence of the reversal of a liability at the Ohio Companies for an Ohio Supreme Court ruling regarding the purchase of RECs that occurred in 2018, as well as lower deferrals of generation and transmission expenses, including the FERC settlement discussed above.

Other Expense —

Other Expense increased $4 million in the second quarter of 2019, as compared to the same period of 2018, primarily due to lower net miscellaneous income resulting from higher pension and OPEB non-service costs. Interest expense decreased due to lower expense from debt maturities and refinancings and higher capitalized financing costs, partially offset by transactions now accounted for as finance leases, as discussed above.

Income Taxes —

Regulated Distribution’s effective tax rate was 20.6% and 26.8% for the three months ended June 30, 2019 and 2018, respectively. The lower effective tax rate in 2019 was primarily due to the amortization of net excess deferred income taxes resulting from Tax Act settlements and orders with certain regulatory commissions since June 30, 2018, and the remeasurement of uncertain tax positions during the second quarter of 2019.

Regulated Transmission — Second Quarter 2019 Compared with Second Quarter 2018

Regulated Transmission’s operating results increased $12 million in the second quarter of 2019, as compared to the same period of 2018, primarily due to the impact of a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

Revenues —

Total revenues increased $31 million in the second quarter of 2019, as compared to the same period of 2018, primarily due to recovery of incremental operating expenses and a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended June 30,		Increase
Revenues by Transmission Asset Owner	2019	2018	(Decrease)
	(In millions)
ATSI	$185	$168	$17
TrAIL	61	65	(4)
MAIT	51	35	16
Other	75	73	2
Total Revenues	$372	$341	$31

Operating Expenses —

Total operating expenses increased $20 million in the second quarter of 2019, as compared to the same period of 2018, primarily due to higher operating and maintenance expenses as well as higher property taxes and depreciation due to a higher asset base. The majority of the increases were recovered through formula rates at ATSI and MAIT, resulting in no material impact on current period earnings.

Income Taxes —

Regulated Transmission’s effective tax rate was 20.5% and 26.8% for the three months ended June 30, 2019 and 2018, respectively. The lower effective tax rate in 2019 was primarily due to the amortization of net excess deferred income taxes resulting from FERC guidance related to the Tax Act occurring since June 30, 2018.
Corporate / Other — Second Quarter 2019 Compared with Second Quarter 2018

Financial results from the Corporate/Other operating segment resulted in a $140 million increase in income from continuing operations in the second quarter of 2019, as compared to the same period of 2018, primarily due to lower interest expense of $97 million from the absence of make-whole payments and higher net miscellaneous income from higher returns on certain equity method investments and lower non-operating expenses.

For the three months ended June 30, 2019 and 2018, FirstEnergy recorded a loss from discontinued operations, net of tax of $29 million and $9 million, respectively.

Summary of Results of Operations — First Six Months of 2019 Compared with First Six Months of 2018

Financial results for FirstEnergy’s business segments in the first six months of 2019 and 2018 were as follows:

First Six Months 2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$4,643	$719	$(63)	$5,299
Other	122	9	(31)	100
Total Revenues	4,765	728	(94)	5,399

Operating Expenses:
Fuel	260	—	—	260
Purchased power	1,383	—	9	1,392
Other operating expenses	1,401	130	(146)	1,385
Provision for depreciation	429	140	37	606
Amortization of regulatory assets, net	37	5	—	42
General taxes	375	103	22	500
Total Operating Expenses	3,885	378	(78)	4,185

Operating Income (Loss)	880	350	(16)	1,214

Other Income (Expense):
Miscellaneous income, net	92	8	34	134
Interest expense	(246)	(93)	(173)	(512)
Capitalized financing costs	17	16	1	34
Total Other Expense	(137)	(69)	(138)	(344)

Income (Loss) Before Income Taxes (Benefits)	743	281	(154)	870
Income taxes (benefits)	156	61	(43)	174
Income (Loss) From Continuing Operations	587	220	(111)	696
Discontinued operations, net of tax	—	—	(64)	(64)
Net Income (Loss)	$587	$220	$(175)	$632

First Six Months 2018 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$4,799	$655	$(77)	$5,377
Other	129	9	(28)	110
Total Revenues	4,928	664	(105)	5,487

Operating Expenses:
Fuel	267	—	—	267
Purchased power	1,518	—	(1)	1,517
Other operating expenses	1,564	114	(54)	1,624
Provision for depreciation	396	123	41	560
Amortization (deferral) of regulatory assets, net	(259)	4	—	(255)
General taxes	379	95	20	494
Total Operating Expenses	3,865	336	6	4,207

Operating Income (Loss)	1,063	328	(111)	1,280

Other Income (Expense):
Miscellaneous income (expense), net	112	7	(4)	115
Interest expense	(257)	(81)	(265)	(603)
Capitalized financing costs	12	19	—	31
Total Other Expense	(133)	(55)	(269)	(457)

Income (Loss) Before Income Taxes	930	273	(380)	823
Income taxes	231	70	33	334
Income (Loss) From Continuing Operations	699	203	(413)	489
Discontinued operations, net of tax	—	—	1,179	1,179
Net Income	$699	$203	$766	$1,668

Changes Between First Six Months 2019 and First Six Months 2018 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$(156)	$64	$14	$(78)
Other	(7)	—	(3)	(10)
Total Revenues	(163)	64	11	(88)

Operating Expenses:
Fuel	(7)	—	—	(7)
Purchased power	(135)	—	10	(125)
Other operating expenses	(163)	16	(92)	(239)
Provision for depreciation	33	17	(4)	46
Amortization (deferral) of regulatory assets, net	296	1	—	297
General taxes	(4)	8	2	6
Total Operating Expenses	20	42	(84)	(22)

Operating Income (Loss)	(183)	22	95	(66)

Other Income (Expense):
Miscellaneous income (expense), net	(20)	1	38	19
Interest expense	11	(12)	92	91
Capitalized financing costs	5	(3)	1	3
Total Other Expense	(4)	(14)	131	113

Income (Loss) Before Income Taxes (Benefits)	(187)	8	226	47
Income taxes (benefits)	(75)	(9)	(76)	(160)
Income (Loss) From Continuing Operations	(112)	17	302	207
Discontinued operations, net of tax	—	—	(1,243)	(1,243)
Net Income (Loss)	$(112)	$17	$(941)	$(1,036)

Regulated Distribution — First Six Months of 2019 Compared with First Six Months of 2018

Regulated Distribution’s net income decreased $112 million in the first six months of 2019, as compared to the same period of 2018, primarily reflecting the absence of the reversal of a reserve on recoverability of certain REC purchases in Ohio, the net impact of a FERC settlement that reallocated certain transmission costs, and lower revenues associated with decreased weather-related usage.

Revenues —

The $163 million decrease in total revenues resulted from the following sources:

	For the Six Months Ended June 30,
Revenues by Type of Service	2019	2018	Decrease
	(In millions)
Distribution services(1)	$2,563	$2,633	$(70)

Generation sales:
Retail	1,864	1,922	(58)
Wholesale	216	244	(28)
Total generation sales	2,080	2,166	(86)

Other	122	129	(7)
Total Revenues	$4,765	$4,928	$(163)

(1) Includes $117 million and $124 million of ARP revenues for the six months ended June 30, 2019 and 2018, respectively.

Distribution services revenues decreased $70 million in the first six months of 2019, as compared to the same period of 2018, primarily resulting from lower weather-related customer usage and the implementation of rate orders and settlements related to the Tax Act. Distribution deliveries by customer class are summarized in the following table:

	For the Six Months Ended June 30,
Electric Distribution MWH Deliveries	2019	2018	Decrease
	(In thousands)
Residential	26,003	27,073	(4.0)%
Commercial	20,002	20,723	(3.5)%
Industrial	26,032	26,275	(0.9)%
Other	279	281	(0.7)%
Total Electric Distribution MWH Deliveries	72,316	74,352	(2.7)%

Lower distribution deliveries to residential and commercial customers primarily reflect lower weather-related usage resulting from cooling degree days that were 28% below 2018, and 4% below normal, as well as, heating degree days that were 3% below 2018, and 4% below normal. Deliveries to industrial customers reflect higher shale customer usage offset by lower steel and automotive customer usage.

The following table summarizes the price and volume factors contributing to the $86 million decrease in generation revenues for the first six months of 2019, as compared to the same period of 2018:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$2
Change in prices	(60)
(58)
Wholesale:
Change in sales volumes	(32)
Change in prices	(4)
Capacity Revenue	8
(28)
Decrease in Generation Revenues	$(86)

The change in retail generation sales volumes was primarily due to lower customer weather-related usage, offset by decreased customer shopping in New Jersey and Pennsylvania. Total generation provided by alternative suppliers as a percentage of total MWH deliveries decreased to 49% from 52% in New Jersey and to 66% from 67% in Pennsylvania. The decrease in retail generation prices primarily resulted from a lower ENEC rate in West Virginia and rate reductions resulting from the Tax Act.

Wholesale generation revenues decreased $28 million in the first six months of 2019, as compared to the same period in 2018, primarily due to lower wholesale sales volumes related to lower generation output. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses increased $20 million, primarily due to the following:

•	Fuel costs were $7 million lower during the first six months of 2019, as compared to the same period of 2018, primarily due to lower unit costs.

•
Purchased power costs decreased $135 million during the first six months of 2019, as compared to the same period of 2018, primarily due to lower unit costs and lower customer weather-related usage, partially offset by the implementation of the NJ Zero Emission Program in June 2019.

Source of Change in Purchased Power	Increase (Decrease)

(In millions)
Purchases from non-affiliates:
Change due to decreased unit costs	$(108)
Change due to volumes	10
(98)
Purchases from affiliates:
Change due to decreased unit costs	(3)
Change due to volumes	(46)
(49)
Capacity	12
Decrease in Purchased Power Costs	$(135)

•	Other operating expenses decreased $163 million in the first six months of 2019, as compared to the same period of 2018, primarily due to:

•	Decreased storm restoration costs of $146 million, which were deferred for future recovery, resulting in no material impact on current period earnings.

•
Higher net network transmission expenses of $38 million, reflecting increased transmission costs as well as the absence of the FERC settlement during the second quarter of 2018, which reallocated certain transmission costs across utilities in PJM and resulted in a refund to the Ohio Companies. Except for certain transmission costs and credits at the Ohio Companies recognized in 2018, the difference between current revenues and transmission costs incurred are deferred for future recovery or refund, resulting in no material impact on current period earnings.

•	Lower energy efficiency and other program costs of $16 million, which are deferred for future recovery, resulting in no material impact on current period earnings.

•
Lower operating and maintenance expenses of $39 million, primarily associated with lower employee benefit and general corporate support costs, lower regulated generation maintenance activities and transactions now accounted for as finance leases. As a result of the adoption of the new lease accounting standard, financing lease expenses that were recognized in other operating expenses are now recognized in depreciation and interest expense in 2019.

•
Depreciation expense increased $33 million in the first six months of 2019, as compared to the same period of 2018, primarily due to a higher rate base and transactions now accounted for as finance leases, as discussed above.

•
Amortization expense increased $296 million in the first six months of 2019, as compared to the same period of 2018, primarily due to decreased deferral of storm restoration costs, the absence of the reversal of a liability at the Ohio Companies for an Ohio Supreme Court ruling regarding purchase of RECs, as well as lower deferrals of generation and transmission expenses, including the FERC settlement discussed above.

Other Expense —

Total other expense increased $4 million in the first six months of 2019, as compared to the same period of 2018, primarily due lower miscellaneous income due to higher pension and OPEB non-service costs. Interest expense decreased primarily due to lower expense from debt maturities and refinancings, and higher capitalized financing costs, partially offset by transactions now accounted for as finance leases, as discussed above.

Income Taxes —

Regulated Distribution’s effective tax rate was 21.0% and 24.8% for the six months ended June 30, 2019 and 2018, respectively. The lower effective tax rate in 2019 was primarily due to the amortization of net excess deferred income taxes resulting from Tax Act settlements and orders with certain regulatory commissions since June 30, 2018, and the remeasurement of uncertain tax positions during the second quarter of 2019.

Regulated Transmission — First Six Months of 2019 Compared with First Six Months of 2018

Regulated Transmission’s net income increased $17 million in the first six months of 2019, as compared to the same period of 2018, primarily resulting from the impact of a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

Revenues —

Total revenues increased $64 million, primarily due to the recovery of incremental operating expenses and a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

The following table shows revenues by transmission asset owner:

	For the Six Months Ended June 30,
Revenues by Transmission Asset Owner	2019	2018	Increase (Decrease)
	(In millions)
ATSI	$360	$327	$33
TrAIL	121	127	(6)
MAIT	101	66	35
Other	146	144	2
Total Revenues	$728	$664	$64

Operating Expenses —

Total operating expenses increased $42 million in the first six months of 2019, as compared to the same period of 2018, primarily due to higher operating and maintenance expenses as well as higher property taxes and depreciation due to a higher asset base. The majority of the increases were recovered through formula rates at ATSI and MAIT, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $14 million in the first six months of 2019, as compared to the same period of 2018, primarily due to higher interest expense associated with new debt issuances at MAIT and FET.

Income Taxes —

Regulated Transmission’s effective tax rate was 21.7% and 25.6% for the six months ended June 30, 2019 and 2018, respectively. The lower effective tax rate in 2019 was primarily due to the amortization of net excess deferred income taxes resulting from FERC guidance related to the Tax Act occurring since June 30, 2018.
Corporate / Other — First Six Months of 2019 Compared with First Six Months of 2018

Financial results from the Corporate/Other operating segment and reconciling adjustments resulted in a $302 million increase in income from continuing operations in the first six months of 2019, as compared to the same period of 2018, primarily due to lower income taxes from the absence of a $126 million charge in the first quarter of 2018 associated with the remeasurement of state deferred taxes in West Virginia when FES and FENOC were removed from the unitary group following their bankruptcy filing on March 31, 2018. Lower interest expense of $92 million was due to the absence of make-whole payments, and lower other operating expenses of $92 million was primarily due to lower incurred corporate support costs in continuing operations related to FES and FENOC. Although the operations of FES and FENOC for the first quarter of 2018 (prior to deconsolidation on March 31, 2018) are reflected as discontinued operations, certain allocated corporate support costs to FES and FENOC continue to be reflected in continued operations. Additionally, higher net miscellaneous income was primarily due to higher returns on certain equity method investments and lower non-operating expenses.

For the six months ended June 30, 2019, FirstEnergy recorded a loss from discontinued operations, net of tax of $64 million compared to income of $1,179 million, for the six months ended June 30, 2018. The change in discontinued operations, net of tax was primarily due to the absence of a $1.2 billion gain on deconsolidation of FES and FENOC recorded in the first quarter of 2018 following their bankruptcy filing on March 31, 2018.
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

The following table provides information about the composition of net regulatory assets and liabilities as of June 30, 2019, and December 31, 2018, and the changes during the six months ended June 30, 2019:

Net Regulatory Assets (Liabilities) by Source	June 30, 2019	December 31, 2018	Change
	(In millions)
Regulatory transition costs	$(11)	$49	$(60)
Customer payables for future income taxes	(2,708)	(2,725)	17
Nuclear decommissioning and spent fuel disposal costs	(194)	(148)	(46)
Asset removal costs	(770)	(787)	17
Deferred transmission costs	167	170	(3)
Deferred generation costs	197	202	(5)
Deferred distribution costs	182	208	(26)
Contract valuations	62	62	—
Storm-related costs	537	500	37
Other	48	62	(14)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(2,490)	$(2,407)	$(83)

The following is a description of the regulatory assets and liabilities described above:

Regulatory transition costs - Includes the recovery of PN above-market NUG costs; JCP&L costs incurred during the transition to a competitive retail market and under-recovered during the period from August 1, 1999 through July 31, 2003; and JCP&L costs associated with basic generation service, capacity and ancillary services, net of revenues from the sale of the committed supply in the wholesale market. Amounts are amortized through 2021.

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

Nuclear decommissioning and spent fuel disposal costs - Reflects a regulatory liability representing amounts collected from customers and placed in external trusts including income, losses and changes in fair value thereon (as well as accretion of the related ARO) primarily for the future decommissioning of TMI-2.

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

Deferred distribution costs - Primarily relates to the Ohio Companies’ deferral of certain expenses resulting from distribution and reliability related expenditures, including interest, and are amortized through 2036.

Contract valuations - Includes the changes in fair value of PN above-market NUG costs and the amortization of a PE purchase accounting adjustment which was recorded in connection with the AE merger representing the fair value of NUG purchased power contracts (amortized over the life of the contracts with various end dates from 2027 through 2036).

Storm-related costs - Relates to the recovery of storm costs, which vary by jurisdiction. Approximately $231 million and $232 million are currently being recovered through rates as of June 30, 2019 and December 31, 2018, respectively.

The following table provides information about the composition of net regulatory assets that do not earn a current return as of June 30, 2019 and December 31, 2018, a majority of which are currently being recovered through rates over varying periods depending on the nature of the deferral and the jurisdiction. Additionally, certain regulatory assets, totaling approximately $109 million as of June 30, 2019, are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific order.

Regulatory Assets by Source Not Earning a Current Return	June 30, 2019	December 31, 2018	Change
	(In millions)
Regulatory transition costs	$11	$10	$1
Deferred transmission costs	40	87	(47)
Storm-related costs	423	363	60
Other	42	43	(1)
Regulatory Assets Not Earning a Current Return	$516	$503	$13
CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments, and contributions to its pension plan.

On January 22, 2018, FirstEnergy announced a $2.5 billion equity issuance, which included $1.62 billion in mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The shares of preferred stock participate in the dividend paid on common stock on an as-converted basis and are non-voting except in certain limited circumstances. The shares of preferred stock contain an optional conversion right, requiring mandatory conversion in July 2019, subject to certain exceptions noted below. Proceeds from the investment were used to reduce holding company debt by $1.45 billion and fund FirstEnergy’s pension plan as discussed below, with the remainder used for general corporate purposes. At the option of the preferred stockholders, 494,767 shares of preferred stock were converted into 18,044,018 shares of common stock in January 2019. As of June 30, 2019, 1,406,178 shares of preferred stock have been converted into 51,282,928 shares of common stock at the option of the preferred stockholders, resulting in 209,822 preferred shares outstanding and yet to be converted. On July 22, 2019, 28,302 shares of preferred stock automatically converted into 1,032,165 shares of common stock, and 181,520 shares of preferred stock remained unconverted as the holder reached the 4.9% cap as outlined in the terms of the preferred stock. All remaining outstanding shares of preferred stock will be automatically converted on January 22, 2020.

The equity investment strengthened FirstEnergy’s balance sheet and supports the company’s transition to a fully regulated utility company. By deleveraging the company, the investment also enables FirstEnergy to enhance its investment grade credit metrics and FirstEnergy does not currently anticipate the need to issue additional equity through at least 2021 outside of its regular stock investment and employee benefit plans.

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

In the Regulated Distribution segment, FirstEnergy remains committed to providing customer service-oriented growth opportunities by investing between $6.2 billion and $6.7 billion over 2018 to 2021. Approximately 40% of capital expenditures are recoverable through various rate mechanisms, riders and trackers. Beginning in 2019, expected investments at the Ohio Companies include the pending Ohio Grid Modernization plan which includes installation of approximately 700,000 advanced meters, distribution automation, and integrated ‘volt/var’ controls. Additionally, the JCP&L Reliability Plus infrastructure improvement plan will reduce outages and strengthen the system while preparing for the grid of the future in New Jersey. FirstEnergy continues to explore other opportunities for growth in its Regulated Distribution business, including investments in electric system improvement and modernization projects to increase reliability and improve service to customers, as well as exploring opportunities in customer engagement that focus on electrification of customers’ homes and businesses by providing a full range of products and services.

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

As of June 30, 2019, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was due in large part to short-term borrowings of $1,250 million, currently payable long-term debt of $381 million, and other current liabilities of $840 million primarily attributable to interest, customer deposits and anticipated payments under the FES Bankruptcy settlement. Currently payable long-term debt as of June 30, 2019, consisted of the following:

Currently Payable Long-Term Debt	(In millions)
Unsecured notes	$250
Secured notes	50
Sinking fund requirements	64
Other notes	17
$381

FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its working capital needs.

Short-Term Borrowings / Revolving Credit Facilities

FE and the Utilities and FET and certain of its subsidiaries participate in two separate five-year syndicated revolving credit facilities providing for aggregate commitments of $3.5 billion (Facilities), which are available until December 6, 2022. Under the FE Facility, an aggregate amount of $2.5 billion is available to be borrowed, repaid and reborrowed, subject to separate borrowing sub-limits for each borrower including FE and its regulated distribution subsidiaries. Under the FET Facility, an aggregate amount of $1.0 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sub-limits for each borrower including FE’s transmission subsidiaries.

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

FirstEnergy had $1,250 million of short-term borrowings as of both June 30, 2019 and December 31, 2018. FirstEnergy’s available liquidity from external sources as of July 22, 2019, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2022	$2,500	$2,491
FET(2)	Revolving	December 2022	1,000	1,000
		Subtotal	$3,500	$3,491
	Cash and cash equivalents		—	278
		Total	$3,500	$3,769

(1)	FE and the Utilities. Available liquidity includes impact of $9 million of LOCs issued under various terms.

(2)	Includes FET and the Transmission Companies.

The following table summarizes the borrowing sub-limits for each borrower under the facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of June 30, 2019:

Borrower	FirstEnergy Revolving Credit Facility Sub-Limit	FET Revolving Credit Facility Sub-Limit	Regulatory and Other Short-Term Debt Limitations
	(In millions)
FE	$2,500	$—	$—	(1)
FET	—	1,000	—	(1)
OE	500	—	500	(2)
CEI	500	—	500	(2)
TE	300	—	300	(2)
JCP&L	500	—	500	(2)
ME	500	—	500	(2)
PN	300	—	300	(2)
WP	200	—	200	(2)
MP	500	—	500	(2)
PE	150	—	150	(2)
ATSI	—	500	500	(2)
Penn	100	—	100	(2)
TrAIL	—	400	400	(2)
MAIT	—	400	400	(2)

(1)	No limitations.

(2)	Includes amounts which may be borrowed under the regulated companies’ money pool.

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

As of June 30, 2019, the borrowers were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the respective Facilities. The minimum interest charge coverage ratio no longer applies following FE’s upgrade to an investment grade credit rating.

Term Loans

FE participates in two separate syndicated term loan credit facilities, the first being a $1.25 billion 364-day facility with The Bank of Nova Scotia, as administrative agent, and the lenders identified therein, and the second being a $500 million two-year facility with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders identified therein, respectively. The term loans contain covenants and other terms and conditions substantially similar to those of the FE revolving credit facility described above, including a consolidated debt-to-total-capitalization ratio.

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

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first six months of 2019 was 2.54% per annum for the regulated companies’ money pool and 3.04% per annum for the unregulated companies’ money pool.

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of July 23, 2019:

	Senior Secured			Senior Unsecured
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	—	—	—	BBB-	Baa3	BBB-
ATSI	—	—	—	BBB	A3	BBB+
CEI	A-	A3	A-	BBB	Baa2	BBB+
FET	—	—	—	BBB-	Baa2	BBB-
JCP&L	—	—	—	BBB	Baa1	BBB+
ME	—	—	—	BBB	A3	BBB+
MAIT	—	—	—	BBB	A3	BBB+
MP	A-	A3	A-	BBB	Baa2	—
OE	A-	A1	A-	BBB	A3	BBB+
PN	—	—	—	BBB	Baa1	BBB+
Penn	—	A1	A-	—	—	—
PE	—	—	A-	—	—	—
TE	A-	A2	A-	—	—	—
TrAIL	—	—	—	BBB	A3	BBB+
WP	—	—	A-	—	—	—

On July 23, 2019, Moody’s upgraded the issuer ratings of OE and Penn to A3 from Baa1, TE to Baa1 from Baa3, and CEI to Baa2 from Baa3. The secured ratings for OE and Penn were changed to A1 from A2, TE to A2 from Baa1, and CEI to A3 from Baa1. The rating outlook for OE remains positive, Penn was revised to positive, and TE and CEI were revised to stable.

Debt capacity is subject to the consolidated debt-to-total-capitalization limits in the credit facilities previously discussed. As of June 30, 2019, FE and its subsidiaries could issue additional debt of approximately $8.6 billion, or incur a $4.6 billion reduction to equity, and remain within the limitations of the financial covenants required by the FE Facility.

Changes in Cash Position

As of June 30, 2019, FirstEnergy had $422 million of cash and cash equivalents and approximately $52 million of restricted cash compared to $367 million of cash and cash equivalents and approximately $62 million of restricted cash as of December 31, 2018, on the Consolidated Balance Sheets.

Cash Flows From Operating Activities

FirstEnergy’s most significant sources of cash are derived from electric service provided by its distribution and transmission operating subsidiaries. The most significant use of cash from operating activities is buying electricity to serve non-shopping customers and paying fuel suppliers, employees, tax authorities, lenders and others for a wide range of materials and services.

FirstEnergy’s Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of cash flow items from discontinued operations for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
(In millions)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from discontinued operations	$(64)	$1,179
Depreciation and amortization, including regulatory assets, net, intangible assets and deferred debt-related costs	—	80
Unrealized gain on derivative transactions	—	(10)

Net cash provided from operating activities was $625 million during the first six months of 2019, compared to $288 million used for operating activities during the same period of 2018. Key changes were as follows:

•	a $750 million decrease in cash contributions to the qualified pension plan;

•	higher transmission revenue reflecting a higher base rate and recovery of incremental operating expenses;

•	lower storm costs; partially offset by

•	the absence of FES’ cash from operations from the first quarter of 2018;

•	a decline in working capital primarily due to the timing of payments to vendors.

Cash Flows From Financing Activities

In the first six months of 2019, cash provided from financing activities was $756 million, compared to $1,534 million in the same period of 2018. The following table summarizes new equity and debt financing, redemptions, repayments, make-whole premiums paid on debt redemptions, short-term borrowings and dividends:

	For the Six Months Ended June 30,
Securities Issued or Redeemed / Repaid	2019	2018
	(In millions)
New Issues
Unsecured notes	$1,850	$450
FMBs	100	—
	$1,950	$450

Preferred stock issuance	$—	$1,616

Common stock issuance	$—	$850

Redemptions / Repayments
Unsecured notes	$(725)	$(555)
Term Loan	—	(1,450)
Pollution Control Revenue Bonds	—	(216)
Senior secured notes	(32)	(30)
	$(757)	$(2,251)

Make-whole premiums paid on debt redemptions	$—	$(89)

Short-term borrowings, net	$—	$1,364

Preferred stock dividend payments	$(6)	$(42)

Common stock dividend payments	$(403)	$(343)

On January 10, 2019, ME issued $500 million of 4.30% senior notes due 2029. Proceeds from the issuance of senior notes were primarily used to refinance existing indebtedness, including ME’s $300 million of 7.70% senior notes due 2019, and borrowings outstanding under the FE regulated utility money pool and the FE Facility, to fund capital expenditures, and for other general corporate purposes.

On February 8, 2019, JCP&L issued $400 million of 4.30% senior notes due 2026. Proceeds from the issuance of the senior notes were primarily used to refinance existing indebtedness, including amounts under the FE regulated utility money pool incurred in connection with the repayment at maturity of JCP&L’s $300 million of 7.35% senior notes due 2019 and the funding of storm recovery and restoration costs and expenses, to fund capital expenditures and working capital requirements and for other general corporate purposes.

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

On April 15, 2019, ATSI issued $100 million of 4.38% senior notes due 2031. Proceeds from the issuance of the senior notes were used primarily to repay short-term borrowings, to fund capital expenditures and working capital needs, and for other general corporate purposes.

On May 9, 2019, WP agreed to sell $250 million of new 4.22% FMBs due 2059. On May 21, 2019, WP issued $100 million of 4.22% FMBs due 2059. The remaining sale is expected to settle on August 15, 2019. Proceeds from the issuance of the FMBs were or are, as the case may be, used to refinance existing indebtedness, to fund capital expenditures, and for other general corporate purposes.

On June 3, 2019, PN issued $300 million of 3.60% senior notes due 2029. Proceeds from the issuance of the senior notes were used to refinance existing indebtedness, including amounts outstanding under the FE regulated companies’ money pool incurred in connection with the repayment at maturity of PN’s $125 million of 6.63% senior notes due 2019, to fund capital expenditures, and for other general corporate purposes.

On June 5, 2019, AGC issued $50 million of 4.47% senior unsecured notes due 2029. Proceeds from the issuance of the senior notes were used to improve liquidity, re-establish the debt component within its capital structure following the recent redemption of all of its existing long-term debt, and satisfy working capital requirements and other general corporate purposes.

Cash Flows From Investing Activities

Cash used for investing activities in the first six months of 2019 principally represented cash used for property additions. The following table summarizes investing activities for the first six months of 2019 and 2018:

	For the Six Months Ended June 30,		Increase
Cash Used for Investing Activities(1)	2019	2018	(Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$672	$655	$17
Regulated Transmission	531	574	(43)
Corporate / Other	25	78	(53)
Proceeds from asset sales	(12)	(390)	378
Investments	20	33	(13)
Notes receivable from affiliated companies	—	500	(500)
Asset removal costs	103	118	(15)
Other	(3)	(3)	—
	$1,336	$1,565	$(229)

(1) See Note 3, “Discontinued Operations,” for major classes of discontinued operations for cash used for investing activities.

Cash used for investing activities for the first six months of 2019 decreased $229 million, compared to the same period of 2018, primarily due to the absence of FES’ borrowings from the committed line of credit available under the secured credit facility with FE during the first quarter of 2018, lower property additions and asset removal costs, partially offset by lower proceeds from asset sales.

The decrease in property additions was due to the following:

•	a decrease of $43 million at Regulated Transmission due to timing of capital investments associated with its Energizing the Future investment program;

•	a decrease of $53 million at Corporate/Other due to lower competitive generation related investments; partially offset by

•	an increase of $17 million at Regulated Distribution due to investments in electric system improvements and modernization projects to increase reliability.
GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of June 30, 2019, was approximately $1.7 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of FES and FENOC
Energy and Energy-Related Contracts(1)	$5
Surety Bonds - FG(2)	200
Deferred compensation arrangements	145
350
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
AE Supply asset sales(3)	555
Deferred compensation arrangements	424
Fuel related contracts and other	20
999
FE’s Guarantees on Behalf of Business Ventures
Global Holding Facility	180

Other Assurances
Surety Bonds	131
LOCs(4)	9
140
Total Guarantees and Other Assurances	$1,669

(1)	Issued for open-ended terms, with a 10-day termination right by FirstEnergy.

(2)
FE provides credit support for FG surety bonds for $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield’s Ferry CCR disposal site, respectively.

(3)
As a condition to closing AE Supply’s sale of four natural gas generating plants in December 2017, FE provided the purchaser two limited three-year guarantees totaling $555 million of certain obligations of AE Supply and AGC. In connection with the FES Bankruptcy settlement agreement, FirstEnergy has also committed to provide additional guarantees to FG for certain retained environmental liabilities of AE Supply related to the Pleasants Power Station and the McElroy’s Run CCR disposal facility.

(4)	Includes $9 million issued for various terms pursuant to LOC capacity available under FirstEnergy’s revolving credit facilities.

Collateral and Contingent-Related Features

Certain bilateral agreements contain provisions that require FE or its subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FE’s or its subsidiaries’ credit ratings from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. The incremental collateral requirement allows for the offsetting of assets and liabilities with the same counterparty, where the contractual right of offset exists under applicable master netting agreements.

Bilateral agreements entered into by FE and its subsidiaries have margining provisions that require posting of collateral. The Utilities have posted collateral totaling $2 million.

These credit-risk-related contingent features, or the margining provisions within bilateral agreements, stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining, which is the ability to secure additional collateral when needed, could be required. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2019:

Potential Collateral Obligations	AE Supply	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
At Current Credit Rating	$1	$—	$—	$1
Upon Further Downgrade	—	43	—	43
Surety Bonds (Collateralized Amount)(1)	1	59	246	306
Total Exposure from Contractual Obligations	$2	$102	$246	$350

(1)
Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations (typical obligations require 30 days to cure). FE provides credit support for FG surety bonds for $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield’s Ferry CCR disposal site, respectively.

Other Commitments and Contingencies

FE is a guarantor under a $300 million syndicated senior secured term loan facility due March 3, 2020, under which Global Holding’s outstanding principal balance is $180 million as of June 30, 2019. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

In connection with the facility, 69.99% of Global Holding’s direct and indirect membership interests in Signal Peak, Global Rail and their affiliates along with FEV’s and WMB Marketing Ventures, LLC’s respective 33-1/3% membership interests in Global Holding, are pledged to the lenders under the current facility as collateral.
MARKET RISK INFORMATION

FirstEnergy uses various market risk sensitive instruments, including derivative contracts, primarily to manage the risk of price and interest rate fluctuations. FirstEnergy’s Risk Policy Committee, comprised of members of senior management, provides general oversight for risk management activities throughout the company.

Commodity Price Risk

FirstEnergy has limited exposure to financial risks resulting from fluctuating commodity prices, including prices for electricity, natural gas, coal and energy transmission. FirstEnergy’s Risk Management Committee is responsible for promoting the effective design and implementation of sound risk management programs and oversees compliance with corporate risk management policies and established risk management practice.

The valuation of derivative contracts is based on observable market information. As of June 30, 2019, FirstEnergy has a net liability of $33 million in non-hedge derivative contracts that are primarily related to NUG contracts at certain of the Utilities. NUG contracts are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of June 30, 2019, the FirstEnergy pension plan assets were allocated approximately as follows: 37% in equity securities, 36% in fixed income securities, 10% in absolute return strategies, 8% in real estate, 2% in private equity, 5% in derivatives and 2% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. As a result of this contribution, FirstEnergy expects no required contributions through 2021. See Note 5, “Pension and Other Postemployment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans. Through June 30, 2019, FirstEnergy’s pension plan assets have earned approximately 13.7% as compared to an annual expected return on plan assets of 7.5%.

As of June 30, 2019, FirstEnergy’s OPEB plans were invested in fixed income and equity securities. Through June 30, 2019, FirstEnergy’s OPEB plans have earned approximately 10.9% as compared to an annual expected return on plan assets of 7.5%.

NDT funds have been established to satisfy JCP&L, ME and PN’s nuclear decommissioning obligations associated with TMI-2. As of June 30, 2019, approximately 54% of the funds were invested in fixed income securities, 45% of the funds were invested in equity securities and 1% were invested in short-term investments, with limitations related to concentration and investment grade ratings. The investments are carried at their market values of approximately $475 million, $393 million and $11 million for fixed income securities, equity securities and short-term investments, respectively, as of June 30, 2019, excluding $16 million of net receivables, payables and accrued income. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $39 million reduction in fair value as of June 30, 2019. A decline in the value of JCP&L, ME and PN’s NDTs or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During the six months ended June 30, 2019, JCP&L, ME and PN made no contributions to the NDTs.

Interest Rate Risk

FirstEnergy recognizes net actuarial gains or losses for its pension and OPEB plans in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. A primary factor contributing to these actuarial gains and losses are changes in the discount rates used to value pension and OPEB obligations as of the measurement date of December 31 and the difference between expected and actual returns on the plans’ assets. At this time, FirstEnergy is unable to determine or project the mark-to-market adjustment that may be recorded as of December 31, 2019.
CREDIT RISK

Credit risk is the risk that FirstEnergy would incur a loss as a result of nonperformance by counterparties of their contractual obligations. FirstEnergy maintains credit policies and procedures with respect to counterparty credit (including requirement that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstance in order to limit counterparty credit risk. However, FirstEnergy, as applicable, has concentrations of suppliers and customers among electric utilities, financial institutions and energy marketing and trading companies. These concentrations may impact FirstEnergy’s overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions. In the event an energy supplier of the Ohio Companies, Pennsylvania Companies, JCP&L or PE defaults on its obligation, the affected company would be required to seek replacement power in the market. In general, subject to regulatory review or other processes, appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities. FirstEnergy’s credit policies to manage credit risk include the use of an established credit approval process, daily credit mitigation provisions, such as margin, prepayment or collateral requirements. FirstEnergy and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties’ credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.
OUTLOOK

STATE REGULATION

Each of the Utilities’ retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the states in which it operates - in Maryland by the MDPSC, in New Jersey by the NJBPU, in Ohio by the PUCO, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC. The transmission operations of PE in Virginia are subject to certain regulations of the VSCC. In addition, under Ohio law, municipalities may regulate rates of a public utility, subject to appeal to the PUCO if not acceptable to the utility. Further, if any of the FirstEnergy affiliates were to engage in the construction of significant new transmission facilities, depending on the state, they may be required to obtain state regulatory authorization to site, construct and operate the new transmission facility.

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

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2018-2020 and 2021-2023 EmPOWER Maryland program cycles, to the extent the MDPSC determines that cost-effective programs and services are available. PE’s 2016 starting goal under this requirement was 0.97%. PE’s approved 2018-2020 EmPOWER Maryland plan continues and expands upon prior years’ programs, and adds new programs, for a projected total cost of $116 million over the three-year period. PE recovers program costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE.

On January 19, 2018, PE filed a joint petition along with other utility companies, work group stakeholders and the MDPSC electric vehicle work group leader to implement a statewide electric vehicle portfolio in connection with a 2016 MDPSC proceeding to consider an array of issues relating to electric distribution system design, including matters relating to electric vehicles, distributed energy resources, advanced metering infrastructure, energy storage, system planning, rate design, and impacts on low-income customers. PE proposed an electric vehicle charging infrastructure program at a projected total cost of $12 million, to be recovered over a five-year amortization. On January 14, 2019, the MDPSC approved the petition subject to certain reductions in the scope of the program. The MDPSC approved PE’s compliance filing, which implements the pilot program, with minor modifications, on July 3, 2019.

On August 24, 2018, PE filed a base rate case with the MDPSC, which it supplemented on October 22, 2018, to update the partially forecasted test year with a full twelve months of actual data. The rate case requested an annual increase in base distribution rates of $19.7 million, plus creation of an EDIS to fund four enhanced service reliability programs. In responding to discovery, PE revised its request for an annual increase in base rates to $17.6 million. The proposed rate increase reflected $7.3 million in annual savings for customers resulting from the recent federal tax law changes. On March 22, 2019, the MDPSC issued a final order that approved a rate increase of $6.2 million, approved three of the four EDIS programs for four years, directed PE to file a new depreciation study within 18 months, and ordered the filing of a new base rate case in four years to correspond to the ending of the approved EDIS programs.

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

On April 18, 2019, pursuant to the May 2018 New Jersey enacted legislation establishing a ZEC program to provide ratepayer funded subsidies of New Jersey nuclear energy supply, the NJBPU approved the implementation of a non-bypassable, irrevocable ZEC charge for all New Jersey electric utility customers, including JCP&L’s customers. Once collected from customers by JCP&L, these funds will be remitted to eligible nuclear energy generators.

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to ratepayers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation, which were published in the NJ Register in the first quarter of 2018. JCP&L filed comments supporting the proposed rulemaking. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey.

Also in December 2017, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On July 13, 2018, JCP&L filed an infrastructure plan, JCP&L Reliability Plus, which proposed to accelerate $386.8 million of electric distribution infrastructure investment over four years to enhance the reliability and resiliency of its distribution system and reduce the frequency and duration of power outages. On January 23, 2019, the NJBPU granted JCP&L’s request to temporarily suspend the procedural schedule in the matter pending settlement discussions. On April 23, 2019, JCP&L filed a Stipulation of Settlement with the NJBPU on behalf of the JCP&L, Rate Counsel, NJBPU Staff and New Jersey Large Energy Users Coalition, which provides that JCP&L will invest up to approximately $97 million in capital investments beginning on June 1, 2019 through December 31, 2020. JCP&L shall seek recovery of the capital investment through an accelerated cost recovery mechanism, provided for in the rules, that includes a revenue adjustment calculation and a process for two rate adjustments. On May 8, 2019, the NJBPU issued an order approving the Stipulation of Settlement without modifications.

On January 31, 2018, the NJBPU instituted a proceeding to examine the impacts of the Tax Act on the rates and charges of New Jersey utilities. The NJBPU ordered New Jersey utilities to: (1) defer on their books the impacts of the Tax Act effective January 1, 2018; (2) to file tariffs effective April 1, 2018, reflecting the rate impacts of changes in current taxes; and (3) to file tariffs effective July 1, 2018, reflecting the rate impacts of changes in deferred taxes. On March 2, 2018, JCP&L filed a petition with the NJBPU, which included proposed tariffs for a base rate reduction of $28.6 million effective April 1, 2018, and a rider to reflect $1.3 million in rate impacts of changes in deferred taxes. On March 26, 2018, the NJBPU approved JCP&L’s rate reduction effective April 1, 2018, on an interim basis subject to refund, pending the outcome of this proceeding. On April 23, 2019, JCP&L filed a Stipulation of Settlement on behalf of the Rate Counsel, NJBPU Staff, and the New Jersey Large Energy Users Coalition with the NJBPU. The terms of the Stipulation of Settlement provide that between January 1, 2018 and March 31, 2018, JCP&L’s refund obligation is estimated to be approximately $7 million, which will be refunded to customers. The Stipulation of Settlement also provides for a base rate reduction of $28.6 million, which was reflected in rates on April 1, 2018, and a Rider Tax Act Adjustment for certain items over a five-year period. On May 8, 2019, the NJBPU issued an order approving the Stipulation of Settlement without modification.

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

ESP IV also continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $30 million per year through May 31, 2019; $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. ESP IV also includes: (1) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (2) an agreement to file a Grid Modernization Business Plan for PUCO consideration and approval, which was filed in February 2016, and remains pending as part of the grid modernization settlement described below; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio; and (5) an agreement to file an application to transition to a straight fixed variable cost recovery mechanism for residential customers’ base distribution rates, which filing the PUCO denied on June 13, 2018.

Several parties, including the Ohio Companies, filed applications for rehearing regarding the Ohio Companies’ ESP IV with the PUCO. On August 16, 2017, the PUCO denied all remaining intervenor applications for rehearing, denied the Ohio Companies’ challenges to the modifications to Rider DMR and added a third-party monitor to ensure that Rider DMR funds are spent appropriately. The Ohio Companies then filed an application for rehearing of the PUCO’s August 16, 2017 ruling on the issues of the third-party monitor and the ROE calculation for advanced metering infrastructure, which the PUCO denied. In October 2017, the Sierra Club and the OMAEG filed notices of appeal with the SCOH appealing various PUCO entries on their applications for rehearing. The Ohio Companies intervened in the appeal, and additional parties subsequently filed notices of appeal with the SCOH challenging various PUCO entries on their applications for rehearing. On September 26, 2018, the SCOH denied a July 30, 2018 joint motion filed by the OCC, the NOAC, and the OMAEG to stay the portions of the PUCO’s orders and entries under appeal that authorized Rider DMR. On June 19, 2019, the SCOH reversed the PUCO’s determination that Rider DMR is lawful, and remanded the matter to the PUCO with instructions to remove Rider DMR from ESP IV. On July 1, 2019, the Ohio Companies filed a motion with the SCOH requesting reconsideration of the SCOH decision. Also, on July 1, 2019, the Ohio Companies filed revised tariffs with the PUCO providing that while the motion for reconsideration is pending, Rider DMR is being collected subject to refund. On July 2, 2019, the PUCO approved the Ohio Companies’ revised tariffs. On July 11, 2019, various parties filed a memorandum with the SCOH in opposition to the motion for reconsideration.

Under Ohio law, the Ohio Companies are required to implement energy efficiency programs that achieve certain annual energy savings and total peak demand reductions. The Ohio Companies’ 2017-2019 plan, as proposed in April 2016, includes a portfolio of energy efficiency programs targeted to a variety of customer segments, including residential customers, low income customers, small commercial customers, large commercial and industrial customers and governmental entities. In December 2016, the Ohio Companies filed a Stipulation and Recommendation with several parties that contained changes to the plan and a decrease in the plan costs. The Ohio Companies anticipate the cost of the plans will be approximately $268 million over the life of the portfolio plans and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms. On November 21, 2017, the PUCO issued an order that approved the proposed plans with several modifications, including a cap on the Ohio Companies’ collection of program costs and shared savings set at 4% of the Ohio Companies’ total sales to customers. On December 21, 2017, the Ohio Companies filed an application for rehearing challenging the PUCO’s modifications, which the PUCO denied on January 10, 2018. On March 12, 2018, the Ohio Companies appealed to the SCOH challenging the PUCO’s imposition of a 4% cost cap. Various other parties also appealed challenging various PUCO entries on their applications for rehearing. Oral argument on the appeals was held on February 20, 2019.

On July 23, 2019, Ohio enacted legislation establishing support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, the legislation included a provision implementing a decoupling mechanism for Ohio electric utilities. The legislation also is ending current energy efficiency program mandates on December 31, 2020, provided statewide energy efficiency mandates are achieved as determined by the PUCO. Should the Ohio Companies elect to apply to the PUCO for approval of the decoupling mechanism, it would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. FirstEnergy is reviewing the potential impacts to customers and the Ohio Companies, and may seek approval for this mechanism later this year.

On December 1, 2017, the Ohio Companies filed an application with the PUCO for approval of a DPM Plan. The DPM Plan is a portfolio of approximately $450 million in distribution platform investment projects, which are designed to modernize the Ohio Companies’ distribution grid, prepare it for further grid modernization projects, and provide customers with immediate reliability benefits. On November 9, 2018, the Ohio Companies filed a settlement agreement that provides for the implementation of the first phase of grid modernization plans, including the investment of $516 million over three years to modernize the Ohio Companies’

electric distribution system, and for all tax savings associated with the Tax Act, discussed below, to flow back to customers. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The settlement has broad support, including PUCO Staff, the OCC, representatives of industrial and commercial customers, a low-income advocate, environmental advocates, hospitals, competitive generation suppliers and other parties. On July 17, 2019, the PUCO approved the settlement agreement with no material modifications.

On January 10, 2018, the PUCO opened a case to consider the impacts of the Tax Act and determine the appropriate course of action to pass benefits on to customers. The Ohio Companies, effective January 1, 2018, were required to establish a regulatory liability for the estimated reduction in federal income tax resulting from the Tax Act, and filed comments on February 15, 2018, explaining that customers will save nearly $40 million annually as a result of updating tariff riders for the tax rate changes and that the Ohio Companies’ base distribution rates are not impacted by the Tax Act changes because they are frozen through May 2024. On October 24, 2018, the PUCO entered an Order in its investigation into the impacts of the Tax Act on Ohio’s utilities directing that by January 1, 2019, all Ohio rate-regulated utility companies, unless ordered otherwise, file applications not for an increase in rates to reflect the impact of the Tax Act on each specific utility’s current rates. On October 30, 2018, the Ohio Companies filed an application to open a new proceeding for the implementation of matters relating to the impact of the Tax Act. As discussed further above, on November 9, 2018, the Ohio Companies filed a settlement agreement that provides for all tax savings associated with the Tax Act to flow back to customers and for the implementation of the first phase of grid modernization plans. As part of the agreement, the Ohio Companies also filed an application for approval of a rider to return the remaining tax savings to customers following PUCO approval of the settlement. On December 19, 2018, the PUCO upheld its January 10, 2018 ruling that utilities should be required to establish a deferred tax liability, effective January 1, 2018, in response to the Tax Act. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The PUCO conducted a hearing on February 5 and 6, 2019. On July 17, 2019, the PUCO approved the settlement agreement with no material modifications.

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

On April 19, 2019, OCC filed an application for rehearing alleging Rider DMR revenues should not have been excluded from the determination of the existence of Significantly Excessive Earnings under ESP IV for calendar year 2017 and claiming a $42 million refund is due to OE customers. On May 15, 2019, the PUCO denied OCC’s application for rehearing, and on July 15, 2019, OCC filed a Notice of Appeal with the SCOH. The Ohio Companies intend to contest this appeal but are unable to predict the outcome of this matter.

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. These rates were adjusted for the net impact of the Tax Act, effective March 15, 2018. The net impact of the Tax Act for the period January 1, 2018 through March 14, 2018 must also be separately tracked for treatment in a future rate proceeding. The Pennsylvania Companies operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which provide for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service.

Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. The 2019-2023 DSPs also include modifications to the Pennsylvania Companies’ POR programs in order to continue their clawback pilot program as a long-term, permanent program term, and modifications to the Pennsylvania Companies’ customer class definitions to allow for the introduction of hourly priced default service to customers at or above 100kW. The PPUC directed a working group to further discuss the implementation of customer assistance program shopping limitations and appropriate scripting for the Pennsylvania Companies’ customer referral programs, and in November 2018, issued a subsequent order to approve additional customer assistance program shopping parameters and further limit the scope of the working group discussion. On December 21, 2018, the PPUC issued a tentative order proposing a model to incorporate the directed shopping restrictions. Comments on the proposal were filed January 22, 2019. On February 28, 2019, the PPUC issued a final order approving the Pennsylvania Companies’ proposal on customer assistance programs shopping limitations and directing script modifications to the Pennsylvania Companies’ customer referral programs.

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. The Pennsylvania Companies’ Phase III EE&C plans for the June 2016 through May 2021 period, which were approved in March 2016, with expected costs up to $390 million, are designed to achieve the targets established in the PPUC’s Phase III Final Implementation Order with full recovery through the reconcilable EE&C riders.

Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. LTIIPs outlining infrastructure improvement plans for PPUC review and approval must be filed prior to approval of a DSIC. On June 14, 2017, the PPUC approved modified LTIIPs for ME, PN and Penn for the remaining years of 2017 through 2020 to provide additional support for reliability and infrastructure investments. On September 20, 2018, following a periodic review of the LTIIPs as required by regulation once every five years, the PPUC entered an Order concluding that the Pennsylvania Companies have substantially adhered to the schedules and expenditures outlined in their LTIIPs, but that changes to the LTIIPs as designed are necessary to maintain and improve reliability and directed the Pennsylvania Companies to file modified or new LTIIPs. On January 18, 2019, the Pennsylvania Companies filed modifications to their current LTIIPs that would terminate those LTIIPs at the end of 2019, and proposed revised LTIIP spending in 2019 of approximately $45 million by ME, $25 million by PN, $26 million by Penn and $51 million by WP. The Pennsylvania Companies also committed to making filings later in 2019, which would propose new LTIIPs for the 2020 through 2024 period. On May 23, 2019, the PPUC issued an order approving the Pennsylvania Companies’ Modified LTIIPs as filed.

The Pennsylvania Companies’ approved DSIC riders for quarterly cost recovery went into effect July 1, 2016, subject to hearings and refund or reallocation among customer classes. In the January 19, 2017 order approving the Pennsylvania Companies’ general rate cases, the PPUC added an additional issue to the DSIC proceeding to include whether ADIT should be included in DSIC calculations. On February 2, 2017, the parties to the DSIC proceeding submitted a Joint Settlement to the ALJ that resolved the issues that were pending from the order issued on June 9, 2016. On April 19, 2018, the PPUC approved the Joint Settlement without modification and reversed the ALJ’s previous decision that would have required the Pennsylvania Companies to reflect all federal and state income tax deductions related to DSIC-eligible property in currently effective DSIC rates. On May 21, 2018, the Pennsylvania OCA filed an appeal with the Pennsylvania Commonwealth Court of the PPUC’s decision of April 19, 2018. On June 11, 2018, the Pennsylvania Companies filed a Notice of Intervention in the Pennsylvania OCA’s appeal to the Commonwealth Court. On July 11, 2019, the Commonwealth Court issued an opinion and order reversing the PPUC’s decision of April 19, 2018, and remanding the matter to the PPUC to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. The Pennsylvania Companies are reviewing the Commonwealth Court’s opinion and order.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operates under rates approved by the WVPSC effective February 2015. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is updated annually.

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

FirstEnergy believes that it is in material compliance with all currently effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities, FirstEnergy occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such occurrences are found, FirstEnergy develops information about the occurrence and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an occurrence to RFC. Moreover, it is clear that NERC, RFC and FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. Any inability on FirstEnergy’s part to comply with the reliability standards for its bulk electric system could result in the imposition of financial penalties, or obligations to upgrade or build transmission facilities that could have a material adverse effect on its financial condition, results of operations and cash flows.

RTO Realignment

On June 1, 2011, ATSI and the ATSI zone transferred from MISO to PJM. While many of the matters involved with the move have been resolved, FERC denied recovery under ATSI’s transmission rate for certain charges that collectively can be described as “exit fees” and certain other transmission cost allocation charges totaling approximately $78.8 million until such time as ATSI submits a cost/benefit analysis demonstrating net benefits to customers from the transfer to PJM. Subsequently, FERC rejected a proposed settlement agreement to resolve the exit fee and transmission cost allocation issues, stating that its action is without prejudice to ATSI submitting a cost/benefit analysis demonstrating that the benefits of the RTO realignment decisions outweigh the exit fee and transmission cost allocation charges. In a subsequent order, FERC affirmed its prior ruling that ATSI must submit the cost/benefit analysis. ATSI is evaluating the cost/benefit approach.

FERC Actions on Tax Act

On March 15, 2018, FERC issued a NOI seeking information regarding whether and how FERC should address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 15, 2018, FERC issued a NOPR suggesting mechanisms to revise transmission rates to address the Tax Act’s effect on ADIT. Specifically, FERC proposed utilities with transmission formula rates would include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate bases; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Utilities with transmission stated rates would determine the amount of excess and deferred income tax caused by the reduced federal corporate income tax rate and return or recover this amount to or from customers. To assist with implementation of the proposed rule, FERC also issued on November 15, 2018, a policy statement providing accounting and ratemaking guidance for treatment of ADIT for all FERC-jurisdictional public utilities. The policy statement also addresses the accounting and ratemaking treatment of ADIT following the sale or retirement of an asset after December 31, 2017. FESC, on behalf of its affiliated transmission owners, supported comments submitted by EEI requesting additional clarification on the ratemaking and accounting treatment for ADIT in formula and stated transmission rates. FERC’s final rule remains pending.

Transmission ROE Methodology

In June 2014, FERC issued Opinion No. 531 revising its approach for calculating the discounted cash flow element of FERC’s ROE methodology and announcing the potential for a qualitative adjustment to the ROE methodology results. Parties appealed to the D.C. Circuit, and on April 14, 2017, that court issued a decision vacating FERC’s order and remanding the matter to FERC for further review. On October 16, 2018, FERC issued its order on remand, in which it proposed a revised ROE methodology. Specifically, in complaint proceedings alleging that an existing ROE is not just and reasonable, FERC proposes to rely on three financial models-discounted cash flow, capital-asset pricing, and expected earnings to establish a composite zone of reasonableness to identify a range of just and reasonable ROEs. FERC then will utilize the transmission utility’s risk relative to other utilities within that zone of reasonableness to assign the transmission utility to one of three quartiles within the zone. FERC would take no further action (i.e., dismiss the complaint) if the existing ROE falls within the identified quartile. However, if the ROE falls outside the quartile, FERC would deem the existing ROE presumptively unjust and unreasonable and would determine the replacement ROE. FERC would add a fourth financial model risk premium to the analysis to calculate a ROE based on the average point of central tendency for each of the four financial models. On March 21, 2019, FERC established NOIs to collect industry and stakeholder comments on the revised ROE methodology that is described in the October 16, 2018 decision, and also whether to make changes to FERC’s existing policies and practices for awarding transmission rates incentives. Any changes to FERC’s transmission rate ROE and incentive policies would be applied on a prospective basis. FirstEnergy currently is participating through various trade groups in the NOI comments, and any subsequent rulemaking and other proceedings.

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

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. The D.C. Circuit ordered the EPA on July 28, 2015, to reconsider the CSAPR caps on NOx and SO2 emissions from power plants in 13 states, including Ohio, Pennsylvania and West Virginia. This follows the 2014 U.S. Supreme Court ruling generally upholding the EPA’s regulatory approach under CSAPR, but questioning whether the EPA required upwind states to reduce emissions by more than their contribution to air pollution in downwind states. The EPA issued a CSAPR update rule on September 7, 2016, reducing summertime NOx emissions from power plants in 22 states in the eastern U.S., including Ohio, Pennsylvania and West Virginia, beginning in 2017. Various states and other stakeholders appealed the CSAPR update rule to the D.C. Circuit in November and December 2016. On September 6, 2017, the D.C. Circuit rejected the industry’s bid for a lengthy pause in the litigation and set a briefing schedule. Depending on the outcome of the appeals, the EPA’s reconsideration of the CSAPR update rule and how the EPA and the states ultimately implement CSAPR, the future cost of compliance may materially impact FirstEnergy’s operations, cash flows and financial condition.

In February 2019, the EPA announced its final decision to retain without changes the NAAQS for SO2, specifically retaining the 2010 primary (health-based) 1-hour standard of 75 PPB. As of June 30, 2019, FirstEnergy has no power plants operating in areas designated as non-attainment by the EPA.

In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility’s NOx emissions significantly contribute to Delaware’s inability to attain the ozone NAAQS. The petition sought a short-term NOx emission rate limit of 0.125 lb/mmBTU over an averaging period of no more than 24 hours. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3 and Pleasants Units 1 and 2, significantly contribute to Maryland’s inability to attain the ozone NAAQS. The petition sought NOx emission rate limits for the 36 EGUs by May 1, 2017. On September 14, 2018, the EPA denied both the States of Delaware and Maryland’s petitions under CAA Section 126. In October 2018, Delaware and Maryland appealed the denials of their petitions to the D.C. Circuit. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 9 states (including Ohio, Pennsylvania and West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126. On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018 but has not taken any further action. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act” concluding that concentrations of several key GHGs constitutes an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. The EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On October 16, 2017, the EPA issued a proposed rule to repeal the CPP. To replace the CPP, the EPA proposed the ACE rule on August 21, 2018, which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. Depending on the outcomes of the review pursuant to the executive order, of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal CWA and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

The EPA finalized CWA Section 316(b) regulations in May 2014, requiring cooling water intake structures with an intake velocity greater than 0.5 feet per second to reduce fish impingement when aquatic organisms are pinned against screens or other parts of a cooling water intake system to a 12% annual average and requiring cooling water intake structures exceeding 125 million gallons per day to conduct studies to determine site-specific controls, if any, to reduce entrainment, which occurs when aquatic life is drawn into a facility’s cooling water system. Depending on any final action taken by the states with respect to impingement and entrainment, the future capital costs of compliance with these standards may be material.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations phase-in as permits are renewed on a five-year cycle from 2018 to 2023. On April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. Depending on the outcome of appeals and how any final rules are ultimately implemented, the future costs of compliance with these standards may be substantial and changes to FirstEnergy’s operations may result.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

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

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of June 30, 2019, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $119 million have been accrued through June 30, 2019. Included in the total are accrued liabilities of approximately $83 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of June 30, 2019, JCP&L, ME and PN had in total approximately $863 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

On May 10, 2019, FirstEnergy signed a non-binding term sheet with EnergySolutions, LLC. concerning the transfer of TMI-2. This transfer of TMI-2 to EnergySolutions, LLC. will also include the transfer of the external trusts for the decommissioning and environmental remediation of TMI-2 and related liabilities of approximately $900 million as of June 30, 2019. The term sheet also contemplates EnergySolutions, LLC. decommissioning of TMI-2. EnergySolutions, LLC. nuclear decommissioning experience includes the nearly completed Zion Nuclear Power Station in Illinois and the La Crosse Boiling Water Reactor in Wisconsin. There can be no assurance that a definitive agreement will be finalized by the parties and subsequently approved by the NRC and, even if approved, whether the conditions to the closing of the transfer will be satisfied.

FES Bankruptcy

On March 31, 2018, FES, including its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, and FENOC filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. See Note 3, “Discontinued Operations,” for additional information.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy’s normal business operations pending against FE or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FE or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 12, “Regulatory Matters.”

FirstEnergy accrues legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where FirstEnergy determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss if such estimate can be made. If it were ultimately determined that FE or its subsidiaries have legal liability or are otherwise made subject to liability based on any of the matters referenced above, it could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows.
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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 12, “Regulatory Matters,” and Note 13, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

During the quarter ended June 30, 2019, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit Number		Description

(A)	3-1	Amended and Restated Articles of Incorporation of FirstEnergy Corp.
(A)	3-2	Amended and Restated Code of Regulations of FirstEnergy Corp.
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a).
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a).
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

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
July 23, 2019

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer