Form 10-Q
period 2019-09-30
FIRSTENERGY CORP
filed 2019-11-04
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF SEPTEMBER 30, 2019
Common Stock, $0.10 par value	540,311,707
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

•
The ability to access the public securities and other capital and credit markets in accordance with our financial plans, the cost of such capital and overall condition of the capital and credit markets affecting us, including the increasing number of financial institutions evaluating the impact of climate change on their investment decisions.

•	Actions that may be taken by credit rating agencies that could negatively affect either our access to or terms of financing or our financial condition and liquidity.

•	The risks and other factors discussed from time to time in our SEC filings.

Dividends declared from time to time on our common stock during any period may in the aggregate vary from prior periods due to circumstances considered by our Board of Directors at the time of the actual declarations. A security rating is not a recommendation to buy or hold securities and is subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE	Allegheny Energy, Inc., a Maryland utility holding company that merged with a subsidiary of FirstEnergy on February 25, 2011, which subsequently merged with and into FE on January 1, 2014
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, formerly a generation subsidiary of AE Supply that became a wholly owned subsidiary of MP in May 2018
ATSI	American Transmission Systems, Incorporated, formerly a direct subsidiary of FE that became a subsidiary of FET in April 2012, which owns and operates transmission facilities
BSPC	Bay Shore Power Company
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
CES	Competitive Energy Services, formerly a reportable operating segment of FirstEnergy
FE	FirstEnergy Corp., a public utility holding company
FENOC	FirstEnergy Nuclear Operating Company which operates NG’s nuclear generating facilities
FES	FirstEnergy Solutions Corp., together with its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage LLC, and FGMUC, which provides energy-related products and services
FES Debtors	FES and FENOC
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, formerly known as Allegheny Energy Transmission, LLC, which is the parent of ATSI, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	FirstEnergy Generation, LLC, a wholly owned subsidiary of FES, which owns and operates non-nuclear generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a wholly owned subsidiary of FG, which has certain leasehold interests in a portion of Unit 1 at the Bruce Mansfield plant
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPUN	GPU Nuclear, Inc., a subsidiary of FE, which operates TMI-2
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	FirstEnergy Nuclear Generation, LLC, a wholly owned subsidiary of FES, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ACE	Affordable Clean Energy	ESP IV	Electric Security Plan IV
ADIT	Accumulated Deferred Income Taxes	Facebook®	Facebook is a registered trademark of Facebook, Inc.
AEP	American Electric Power Company, Inc.	FASB	Financial Accounting Standards Board
AFS	Available-for-sale	FERC	Federal Energy Regulatory Commission
AFUDC	Allowance for Funds Used During Construction	FE Tomorrow
FirstEnergy’s initiative launched in late 2016 to identify its optimal organizational structure and properly align corporate costs and systems to efficiently support a fully regulated company going forward

ALJ	Administrative Law Judge	FES Bankruptcy	FES Debtors’ voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court
AOCI	Accumulated Other Comprehensive Income	Fitch	Fitch Ratings
ARO	Asset Retirement Obligation	FMB	First Mortgage Bond
ARP	Alternative Revenue Program	FPA	Federal Power Act
ASC	Accounting Standard Codification	FTR	Financial Transmission Right
ASU	Accounting Standards Update	GAAP	Accounting Principles Generally Accepted in the United States of America
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	GHG	Greenhouse Gases
Bath County	Bath County Pumped Storage Hydro-Power Station	IIP	Infrastructure Investment Program
BGS	Basic Generation Service	kW	Kilowatt
CAA	Clean Air Act	LBR	Little Blue Run
CCR	Coal Combustion Residuals	LCAPP	Long-Term Capacity Agreement Pilot Program
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	LIBOR	London Interbank Offered Rate
CFR	Code of Federal Regulations	LOC	Letter of Credit
CO2	Carbon Dioxide	LTIIPs	Long-Term Infrastructure Improvement Plans
CPP	EPA’s Clean Power Plan	MDPSC	Maryland Public Service Commission
CSAPR	Cross-State Air Pollution Rule	MGP	Manufactured Gas Plants
CTA	Consolidated Tax Adjustment	MISO	Midcontinent Independent System Operator, Inc.
CWA	Clean Water Act	mmBTU	One Million British Thermal Units
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit	Moody’s	Moody’s Investors Service, Inc.
DCR	Delivery Capital Recovery	MW	Megawatt
DMR	Distribution Modernization Rider	MWH	Megawatt-hour
DPM	Distribution Platform Modernization	NAAQS	National Ambient Air Quality Standards
DSIC	Distribution System Improvement Charge	NDT	Nuclear Decommissioning Trust
DSP	Default Service Plan	NERC	North American Electric Reliability Corporation
EDC	Electric Distribution Company	NJBPU	New Jersey Board of Public Utilities
EDCP	Executive Deferred Compensation Plan	NMB	Non-Market Based
EDIS	Electric Distribution Investment Surcharge	NOI	Notice of Inquiry
EE&C	Energy Efficiency and Conservation	NOL	Net Operating Loss
EEI	Edison Electric Institute	NOPR	Notice of Proposed Rulemaking
EGS	Electric Generation Supplier	NOx	Nitrogen Oxide
EGU	Electric Generation Units	NRC	Nuclear Regulatory Commission
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act	NUG	Non-Utility Generation
ENEC	Expanded Net Energy Cost	NYPSC	New York State Public Service Commission
EPA	United States Environmental Protection Agency	OCA	Office of Consumer Advocate
EPS	Earnings per Share	OCC	Ohio Consumers’ Counsel
ERO	Electric Reliability Organization	OEPA	Ohio Environmental Protection Agency

OMAEG	Ohio Manufacturers’ Association Energy Group	RTEP	Regional Transmission Expansion Plan
OPEB	Other Post-Employment Benefits	RTO	Regional Transmission Organization
OPIC	Other Paid-in Capital	S&P	Standard & Poor’s Ratings Service
OVEC	Ohio Valley Electric Corporation	SBC	Societal Benefits Charge
PA DEP	Pennsylvania Department of Environmental Protection	SCOH	Supreme Court of Ohio
PJM	PJM Interconnection, LLC	SEC	United States Securities and Exchange Commission
PJM Tariff	PJM Open Access Transmission Tariff	SIP	State Implementation Plan(s) Under the Clean Air Act
POLR	Provider of Last Resort	SO2	Sulfur Dioxide
POR	Purchase of Receivables	SOS	Standard Offer Service
PPA	Purchase Power Agreement	SPE	Special Purpose Entity
PPB	Parts per Billion	SREC	Solar Renewable Energy Credit
PPUC	Pennsylvania Public Utility Commission	SSO	Standard Service Offer
PUCO	Public Utilities Commission of Ohio	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
PURPA	Public Utility Regulatory Policies Act of 1978	TMI-2	Three Mile Island Unit 2
RCRA	Resource Conservation and Recovery Act	Twitter®	Twitter is a registered trademark of Twitter, Inc.
REC	Renewable Energy Credit	UCC	Official committee of unsecured creditors appointed in connection with the FES Bankruptcy
Regulation FD	Regulation Fair Disclosure promulgated by the SEC	VIE	Variable Interest Entity
RFC	ReliabilityFirst Corporation	VMS	Vegetation Management Surcharge
RFP	Request for Proposal	VSCC	Virginia State Corporation Commission
RGGI	Regional Greenhouse Gas Initiative	WVPSC	Public Service Commission of West Virginia
ROE	Return on Equity	ZEC	Zero Emissions Certificate

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018

REVENUES:
Distribution services and retail generation	$2,411	$2,463	$6,651	$6,807
Transmission	371	341	1,090	996
Other	181	260	621	748
Total revenues(1)	2,963	3,064	8,362	8,551

OPERATING EXPENSES:
Fuel	122	137	382	404
Purchased power	798	876	2,190	2,393
Other operating expenses	758	739	2,143	2,363
Provision for depreciation	304	283	910	843
Amortization (deferral) of regulatory assets, net	43	67	85	(188)
General taxes	257	252	757	746
Total operating expenses	2,282	2,354	6,467	6,561

OPERATING INCOME	681	710	1,895	1,990

OTHER INCOME (EXPENSE):
Miscellaneous income, net	57	49	191	164
Interest expense	(261)	(255)	(773)	(858)
Capitalized financing costs	19	16	53	47
Total other expense	(185)	(190)	(529)	(647)

INCOME BEFORE INCOME TAXES	496	520	1,366	1,343

INCOME TAXES	107	121	281	455

INCOME FROM CONTINUING OPERATIONS	389	399	1,085	888

Discontinued operations (Note 3)(2)	2	(857)	(62)	322

NET INCOME (LOSS)	$391	$(458)	$1,023	$1,210

INCOME ALLOCATED TO PREFERRED STOCKHOLDERS (Note 4)	—	54	7	357

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$391	$(512)	$1,016	$853

EARNINGS PER SHARE OF COMMON STOCK (Note 4):
Basic - Continuing Operations	$0.72	$0.68	$2.02	$1.10
Basic - Discontinued Operations	0.01	(1.70)	(0.12)	0.66
Basic - Net Income (Loss) Attributable to Common Stockholders	$0.73	$(1.02)	$1.90	$1.76

Diluted - Continuing Operations	$0.72	$0.68	$2.00	$1.09
Diluted - Discontinued Operations	—	(1.70)	(0.11)	0.66
Diluted - Net Income (Loss) Attributable to Common Stockholders	$0.72	$(1.02)	$1.89	$1.75

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	538	503	533	485
Diluted	542	505	541	487

(1) Includes excise and gross receipts tax collections of $100 million and $104 million during the three months ended September 30, 2019 and 2018, respectively, and $283 million and $293 million during the nine months ended September 30, 2019 and 2018, respectively.

(2) Net of income tax expense (benefits) of $2 million and $(342) million for the three months ended September 30, 2019 and 2018, respectively, and $46 million and $(1.2) billion for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018

NET INCOME (LOSS)	$391	$(458)	$1,023	$1,210

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(7)	(18)	(21)	(55)
Amortized losses on derivative hedges	—	2	1	19
Change in unrealized gains on AFS securities	—	—	—	(106)
Other comprehensive loss	(7)	(16)	(20)	(142)
Income tax benefits on other comprehensive loss	(3)	(4)	(6)	(61)
Other comprehensive loss, net of tax	(4)	(12)	(14)	(81)

COMPREHENSIVE INCOME (LOSS)	$387	$(470)	$1,009	$1,129

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$716	$367
Restricted cash	34	62
Receivables-
Customers, net of allowance for uncollectible accounts of $46 in 2019 and $50 in 2018	1,130	1,221
Affiliated companies, net of allowance for uncollectible accounts of $945 in 2019 and $920 in 2018	—	20
Other, net of allowance for uncollectible accounts of $7 in 2019 and $2 in 2018	206	270
Materials and supplies, at average cost	258	252
Prepaid taxes and other	239	175
Current assets - discontinued operations	33	25
	2,616	2,392
PROPERTY, PLANT AND EQUIPMENT:
In service	41,016	39,469
Less — Accumulated provision for depreciation	11,234	10,793
	29,782	28,676
Construction work in progress	1,370	1,235
	31,152	29,911

INVESTMENTS:
Nuclear plant decommissioning trusts	871	790
Nuclear fuel disposal trust	271	256
Other	283	253
	1,425	1,299
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,618	5,618
Regulatory assets	77	91
Other	618	752
	6,313	6,461
	$41,506	$40,063
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$381	$503
Short-term borrowings	1,000	1,250
Accounts payable	893	965
Accounts payable - affiliated companies	46	—
Accrued taxes	537	533
Accrued compensation and benefits	268	318
Collateral	30	39
Other	1,084	1,026
	4,239	4,634
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 540,311,707 and 511,915,450 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	54	51
Preferred stock, $100 par value, authorized 5,000,000 shares, of which 1,616,000 are designated Series A Convertible Preferred - none outstanding as of September 30, 2019, and 704,589 shares outstanding as of December 31, 2018	—	71
Other paid-in capital	11,047	11,530
Accumulated other comprehensive income	27	41
Accumulated deficit	(3,856)	(4,879)
Total stockholders’ equity	7,272	6,814
Long-term debt and other long-term obligations	19,422	17,751
	26,694	24,565
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,900	2,502
Retirement benefits	2,403	2,906
Regulatory liabilities	2,605	2,498
Asset retirement obligations	844	812
Adverse power contract liability	66	89
Other	1,755	2,057
	10,573	10,864
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 13)
	$41,506	$40,063

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,023	$1,210
Adjustments to reconcile net income to net cash from operating activities-
Loss (gain) on disposal, net of tax (Note 3)	16	(405)
Depreciation and amortization, including regulatory assets, net, intangible assets and deferred debt-related costs	1,069	1,003
Deferred income taxes and investment tax credits, net	251	462
Retirement benefits, net of payments	(81)	(113)
Pension trust contributions	(500)	(1,250)
Changes in current assets and liabilities-
Receivables	228	(254)
Materials and supplies	(14)	43
Prepaid taxes and other	(69)	(114)
Accounts payable	(102)	125
Accrued taxes	(105)	(125)
Accrued compensation and benefits	(68)	(19)
Other current liabilities	29	(140)
Collateral, net	(9)	(21)
Other	69	156
Net cash provided from operating activities	1,737	558

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	2,100	624
Short-term borrowings, net	—	1,400
Preferred stock issuance	—	1,616
Common stock issuance	—	850
Redemptions and repayments-
Long-term debt	(784)	(2,278)
Make-whole premiums paid on debt redemptions	—	(89)
Preferred stock dividend payments	(6)	(52)
Common stock dividend payments	(609)	(527)
Other	(36)	(21)
Net cash provided from financing activities	665	1,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,912)	(1,942)
Proceeds from asset sales	18	419
Sales of investment securities held in trusts	506	736
Purchases of investment securities held in trusts	(536)	(780)
Notes receivable from affiliated companies	—	(500)
Asset removal costs	(158)	(171)
Other	1	1
Net cash used for investing activities	(2,081)	(2,237)

Net change in cash, cash equivalents, and restricted cash	321	(156)
Cash, cash equivalents, and restricted cash at beginning of period	429	643
Cash, cash equivalents, and restricted cash at end of period	$750	$487

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transaction, beneficial conversion feature (Note 4)	$—	$296
Non-cash transaction, deemed dividend preferred stock (Note 4)	$—	$(296)

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

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, AE Supply, MP, AGC, PE, WP, and FET and its principal subsidiaries (ATSI, MAIT and TrAIL). In addition, FE holds all of the outstanding equity of other direct subsidiaries including: Allegheny Energy Service Corporation, FirstEnergy Properties, Inc., FEV, FELHC, Inc., GPUN, and Allegheny Ventures, Inc.

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

•
Subject to a cap, FirstEnergy has agreed to fund a pension enhancement through its pension plan, for voluntary enhanced retirement packages offered to certain FES employees, as well as offer certain other employee benefits (approximately $14 million recognized in the first nine months of 2019).

•
FirstEnergy agrees to perform under the Intercompany Tax Allocation Agreement through the FES Debtors’ emergence from bankruptcy, at which time FirstEnergy will waive a 2017 overpayment for NOLs of approximately $71 million, reverse 2018 estimated payments for NOLs of approximately $88 million and pay the FES Debtors for the use of NOLs in an amount no less than $66 million for 2018. Based on the 2018 federal tax return filed in September 2019, FirstEnergy owes the FES debtors approximately $31 million associated with 2018, which will be paid upon emergence.

The FES Bankruptcy settlement agreement remains subject to satisfaction of certain conditions. There can be no assurance that such conditions will be satisfied or the FES Bankruptcy settlement agreement will be otherwise consummated, and the actual outcome of this matter may differ materially from the terms of the agreement described herein. FirstEnergy will continue to evaluate the impact of any new factors on the settlement and their relative impact on the financial statements.
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
On April 11, 2019, the Bankruptcy Court entered an order denying the FES Debtors’ disclosure statement approval motion. The Bankruptcy Court concluded that the nonconsensual third-party releases proposed under the plan of reorganization, which were a condition under the FES Bankruptcy settlement agreement for FirstEnergy’s benefit, were legally impermissible and rendered the plan unconfirmable. On April 18, 2019, FirstEnergy consented to the waiver of the condition. Additionally, the FES Debtors agreed to provide FirstEnergy with the same third-party release provided in favor of certain other parties in any plan of reorganization and to pay FirstEnergy approximately $60 million in cash (paid during the second quarter of 2019) to resolve certain outstanding pension and service charges totaling $87 million, which resulted in FirstEnergy recognizing a $27 million pre-tax charge to income in the first quarter of 2019 ($17 million of which was recognized in continuing operations). Further, the FES Debtors agreed to initiate negotiations with the EPA, OEPA, PA DEP and the NRC to obtain those parties’ cooperation with the FES Debtors’ revised plan of reorganization. FirstEnergy may choose to participate in those negotiations at its option. On May 20, 2019, the Bankruptcy Court approved the waiver and a revised disclosure statement.

In August 2019, the Bankruptcy Court held hearings to consider whether to confirm the FES Debtors’ plan of reorganization. Upon the conclusion of the hearing, the Bankruptcy Court ruled against the objections of several parties, including FERC and OVEC. However, the Bankruptcy Court ruled in favor of the objections made by certain of the FES Debtors’ unions regarding their collective bargaining agreements. The Bankruptcy Court adjourned the hearing without ruling on confirmation and explained that the only issue to be resolved was the acceptance or rejection by the FES Debtors of the collective bargaining agreements at issue.

In October 2019, the FES Debtors and the unions objecting to confirmation of the plan of reorganization reached an agreement framework and the unions agreed to withdraw their objections to the plan of reorganization. On October 15, 2019, the Bankruptcy Court held a hearing to confirm the FES Debtors’ plan of reorganization, and on October 16, 2019, entered a final order confirming the FES Debtors' plan of reorganization. On October 29, 2019, several parties, including FERC, filed notices of appeal with the

United States District Court for the Northern District of Ohio appealing the Bankruptcy Court’s final order approving FES Debtors’ plan of reorganization. The emergence of the FES Debtors from bankruptcy pursuant to the confirmed plan of reorganization is subject to the satisfaction of certain conditions, including approvals from the FERC and NRC.

Capitalized Financing Costs

For each of the three months ended September 30, 2019 and 2018, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income (Loss) include $12 million and $11 million, respectively, of allowance for equity funds used during construction and $7 million and $5 million, respectively, of capitalized interest. For each of the nine months ended September 30, 2019 and 2018, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income (Loss) include $34 million and $33 million, respectively, of allowance for equity funds used during construction and $19 million and $14 million, respectively, of capitalized interest.

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

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (Issued June 2016 and subsequently updated): ASU 2016-13 removes all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. FirstEnergy has analyzed its financial instruments within the scope of this guidance, primarily trade receivables and AFS debt securities, and does not expect a material impact to its financial statements upon adoption in 2020.

ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (Issued August 2018): ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customers in a software licensing arrangement. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. FirstEnergy does not expect a material impact to its financial statements upon adoption in 2020.
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

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended September 30, 2019 and 2018, by type of service from each reportable segment:

	For the Three Months Ended September 30, 2019
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$1,457	$—	$(21)	$1,436
Retail generation	989	—	(14)	975
Wholesale sales	100	—	2	102
Transmission(2)	—	371	—	371
Other	42	—	—	42
Total revenues from contracts with customers	$2,588	$371	$(33)	$2,926
ARP	25	—	—	25
Other non-customer revenue	23	4	(15)	12
Total revenues	$2,636	$375	$(48)	$2,963

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes reductions to revenue related to amounts subject to refund resulting from the Tax Act ($4 million at Regulated Distribution and $4 million at Regulated Transmission) and Rider DMR as discussed in Note 12, “Regulatory Matters” (approximately $31 million at Regulated Distribution).

	For the Three Months Ended September 30, 2018
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$1,440	$—	$(22)	$1,418
Retail generation	1,059	—	(14)	1,045
Wholesale sales	133	—	6	139
Transmission(2)	—	341	—	341
Other	43	—	—	43
Total revenues from contracts with customers	$2,675	$341	$(30)	$2,986
ARP	66	—	—	66
Other non-customer revenue	25	5	(18)	12
Total revenues	$2,766	$346	$(48)	$3,064

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $29 million in net reductions to revenue related to amounts subject to refund resulting from the Tax Act ($27 million at Regulated Distribution and $2 million at Regulated Transmission).

Other non-customer revenue includes revenue from late payment charges of $9 million for both the three months ended September 30, 2019 and 2018, as well as revenue from derivatives of $2 million and $4 million, for the three months ended September 30, 2019 and 2018, respectively.

The following tables represent a disaggregation of revenue from contracts with customers for the nine months ended September 30, 2019 and 2018, by type of service from each reportable segment:

	For the Nine Months Ended September 30, 2019
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$3,903	$—	$(63)	$3,840
Retail generation	2,853	—	(42)	2,811
Wholesale sales	316	—	9	325
Transmission(2)	—	1,090	—	1,090
Other	113	—	1	114
Total revenues from contracts with customers	$7,185	$1,090	$(95)	$8,180
ARP	142	—	—	142
Other non-customer revenue	74	13	(47)	40
Total revenues	$7,401	$1,103	$(142)	$8,362

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes reductions to revenue related to amounts subject to refund resulting from the Tax Act ($31 million at Regulated Distribution and $11 million at Regulated Transmission) and Rider DMR as discussed in Note 12, “Regulatory Matters” (approximately $31 million at Regulated Distribution).

	For the Nine Months Ended September 30, 2018
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$3,949	$—	$(81)	$3,868
Retail generation	2,981	—	(42)	2,939
Wholesale sales	377	—	16	393
Transmission(2)	—	996	—	996
Other	113	—	4	117
Total revenues from contracts with customers	$7,420	$996	$(103)	$8,313
ARP	190	—	—	190
Other non-customer revenue	84	14	(50)	48
Total revenues	$7,694	$1,010	$(153)	$8,551

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $113 million in reductions to revenue related to amounts subject to refund resulting from the Tax Act ($109 million at Regulated Distribution and $4 million at Regulated Transmission).

Other non-customer revenue includes revenue from late payment charges of $29 million and $28 million, as well as revenue from derivatives of $7 million and $18 million, for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the three and nine months ended September 30, 2019 and 2018, by class:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues by Customer Class	2019	2018	2019	2018
	(In millions)
Residential	$1,538	$1,572	$4,145	$4,290
Commercial	600	628	1,759	1,778
Industrial	286	276	786	792
Other	22	23	66	70
Total Revenues	$2,446	$2,499	$6,756	$6,930

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

ASC 606 excludes industry-specific accounting guidance for recognizing revenue from ARPs as these programs represent contracts between the utility and its regulators, as opposed to customers. Therefore, revenue from these programs are not within the scope of ASC 606 and regulated utilities are permitted to continue to recognize such revenues in accordance with existing practice but are presented separately from revenue arising from contracts with customers. FirstEnergy currently has ARPs in Ohio, primarily under Rider DMR, and in New Jersey. Please see Note 12, “Regulatory Matters,” for further discussion on Rider DMR.

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

The following table represents a disaggregation of revenue from contracts with regulated transmission customers by transmission owner for the three and nine months ended September 30, 2019 and 2018, by transmission owner:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Transmission Owner	2019	2018	2019	2018
	(In millions)
ATSI	$184	$167	$542	$492
TrAIL	55	60	172	183
MAIT	58	43	157	106
Other	74	71	219	215
Total Revenues	$371	$341	$1,090	$996

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

On March 16, 2018, the FES Debtors withdrew from the unregulated companies’ money pool, which included FE, and the FES Debtors. Under the terms of the FES Bankruptcy settlement agreement, FE reinstated $88 million for 2018 estimated payments for NOLs applied against the FES Debtor’s position in the unregulated companies’ money pool prior to their withdrawal on March 16, 2018, which increased the amount the FES Debtors owed FE under the money pool to $92 million. In addition, as of March 31, 2018, AE Supply had a $102 million outstanding unsecured promissory note owed from FES. Following deconsolidation of the FES Debtors on March 31, 2018, and given the terms of the FES Bankruptcy settlement agreement, FE fully reserved the $92 million associated with the outstanding unsecured borrowings under the unregulated companies’ money pool and the $102 million associated with the AE Supply unsecured promissory note, under the terms of the FES Bankruptcy settlement agreement, FirstEnergy will release any and all claims against the FES Debtors with respect to the $92 million owed under the unregulated money pool and $102 million unsecured promissory note. For the nine months ended September 30, 2019 and 2018, approximately $26 million and $16 million of interest was accrued and subsequently reserved, respectively.

Services Agreements
Pursuant to the FES Bankruptcy settlement agreement, FirstEnergy entered into an amended and restated shared services agreement with the FES Debtors to extend the availability of shared services until no later than June 30, 2020, subject to reductions in services if requested by the FES Debtors. Under the amended shared services agreement, and consistent with the prior shared services agreements, costs are directly billed or assigned at no more than cost. In addition to providing for certain notice requirements and other terms and conditions, the agreement provided for a credit to the FES Debtors in an amount up to $112.5 million for charges incurred for services provided under prior shared services agreements and the amended shared services agreement from April 1, 2018 through December 31, 2018. The entire credit for shared services provided to the FES Debtors ($112.5 million) has been recognized by FE and was included within the loss from discontinued operations as of December 31, 2018. The FES Debtors have paid approximately $20 million and $121 million for shared services for the three and nine months ended September 30, 2019, respectively.
Benefit Obligations
FirstEnergy will retain certain obligations for the FES Debtors’ employees for services provided prior to emergence from bankruptcy. The retention of this obligation at March 31, 2018, resulted in a net liability of $820 million (including EDCP, pension and OPEB) with a corresponding loss from discontinued operations. EDCP and pension/OPEB service costs earned by the FES Debtors’ employees during bankruptcy are billed under the shared services agreement. As FE continues to provide pension benefits to FES/FENOC employees, certain components of pension cost, including the mark to market, are seen as providing ongoing services and are reported in the continuing operations of FE, subsequent to the bankruptcy filing. FE has billed the FES Debtors approximately $9 million and $28 million for their share of pension and OPEB service costs for the three and nine months ended September 30, 2019, respectively.
Purchase Power
FES at times provides power through affiliated company power sales to meet a portion of the Utilities’ POLR and default service requirements and provides power to certain affiliates’ facilities. As of September 30, 2019, the Utilities owed FES approximately $6 million related to these purchases. The terms and conditions of the power purchase agreements are generally consistent with industry practices and other similar third-party arrangements. The Utilities purchased and recognized in continuing operations approximately $24 million and $74 million of power purchases from FES for the three months ended September 30, 2019 and 2018, respectively, and $150 million and $248 million for the nine months ended September 30, 2019 and 2018, respectively.
Income Taxes
For U.S. federal income taxes, until emergence from bankruptcy, the FES Debtors will continue to be consolidated in FirstEnergy’s tax return and taxable income will be determined based on the tax basis of underlying individual net assets. Deferred taxes previously recorded on the inside basis differences may not represent the actual tax consequence for the outside basis difference, causing a recharacterization of an existing consolidated-return NOL as a future worthless stock deduction. FirstEnergy currently estimates a future worthless stock deduction of approximately $4.7 billion ($1.0 billion, net of tax) and is net of unrecognized tax benefits of $448 million ($94 million, net of tax). The estimated worthless stock deduction is contingent upon the emergence of the FES Debtors from the FES Bankruptcy and such amounts may be materially impacted by future events.

Additionally, discontinued operations include tax expense of approximately $17 million and $12 million for the three months ended September 30, 2019 and 2018, respectively, and $45 million and $48 million for the nine months ended September 30, 2019 and 2018, respectively, due to certain aspects of the Tax Act that apply as a result of the FES Debtors remaining a part of FirstEnergy’s consolidated tax return.

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

Summarized Results of Discontinued Operations
Summarized results of discontinued operations for the three and nine months ended September 30, 2019 and 2018, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018

Revenues	$62	$83	$147	$934
Fuel	(50)	(52)	(105)	(269)
Purchased power	—	—	—	(85)
Other operating expenses	(16)	(24)	(42)	(414)
Provision for depreciation	—	(18)	—	(96)
General taxes	(2)	(4)	(11)	(32)
Other income (expense) (1)	2	(1)	10	(82)
Loss from discontinued operations, before tax	(4)	(16)	(1)	(44)
Income tax expense	17	7	45	39
Loss from discontinued operations, net of tax	(21)	(23)	(46)	(83)
Gain (loss) on disposal of FES and FENOC, net of tax	23	(834)	(16)	405
Income (loss) from discontinued operations	$2	$(857)	$(62)	$322
(1) Other income (expense) for the three and nine months ended September 30, 2019, reflects the amounts owed to or from FG for its economic interests in Pleasants effective January 1, 2019, as further discussed above.
The gain (loss) on disposal of FES and FENOC recognized in the three and nine months ended September 30, 2019 and 2018, consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Removal of investment in FES and FENOC	$—	$—	$—	$2,193
Assumption of benefit obligations retained at FE	—	—	—	(820)
Guarantees and credit support provided by FE	—	—	—	(139)
Reserve on receivables and allocated pension/OPEB mark-to-market	—	—	—	(914)
Settlement consideration and services credit	8	(1,183)	(15)	(1,183)
Gain (loss) on disposal of FES and FENOC, before tax	8	(1,183)	(15)	(863)
Income tax benefit (expense), including estimated worthless stock deduction	15	349	(1)	1,268
Gain (loss) on disposal of FES and FENOC, net of tax	$23	$(834)	$(16)	$405
As of September 30, 2019, and December 31, 2018, material and supplies of $33 million and $25 million, respectively, are included in FirstEnergy’s Consolidated Balance Sheets as Current assets - discontinued operations.

FirstEnergy’s Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of cash flow items from discontinued operations for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
(In millions)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from discontinued operations	$(62)	$322
Depreciation and amortization, including regulatory assets, net, intangible assets and deferred debt-related costs	—	110

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	—	(27)
Sales of investment securities held in trusts	—	109
Purchases of investment securities held in trusts	—	(122)

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

The following table reconciles basic and diluted EPS of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of Basic and Diluted EPS of Common Stock	2019	2018	2019	2018

(In millions, except per share amounts)
EPS of Common Stock
Income from continuing operations	$389	$399	$1,085	$888
Less: Preferred dividends	—	(19)	(3)	(61)
Less: Amortization of beneficial conversion feature	—	(35)	—	(296)
Less: Undistributed earnings allocated to preferred stockholders(1)	—	—	(4)	—
Income from continuing operations available to common stockholders	389	345	1,078	531
Discontinued operations, net of tax	2	(857)	(62)	322
Less: Undistributed earnings allocated to preferred stockholders (1)	—	—	—	—
Income (loss) from discontinued operations available to common stockholders	2	(857)	(62)	322

Income (loss) available to common stockholders, basic	$391	$(512)	$1,016	$853

Income allocated to preferred shareholders, preferred dilutive (2)	—	N/A	7	N/A

Income (loss) available to common stockholders, dilutive	$391	$(512)	$1,023	$853

Share Count information:
Weighted average number of basic shares outstanding	538	503	533	485
Assumed exercise of dilutive stock options and awards	2	2	2	2
Assumed conversion of preferred stock	2	—	6	—
Weighted average number of diluted shares outstanding	542	505	541	487

Income (loss) available to common stockholders, per common share:
Income from continuing operations, basic	$0.72	$0.68	$2.02	$1.10
Discontinued operations, basic	0.01	(1.70)	(0.12)	0.66
Income (loss) available to common stockholders, basic	$0.73	$(1.02)	$1.90	$1.76

Income from continuing operations, diluted	$0.72	$0.68	$2.00	$1.09
Discontinued operations, diluted	—	(1.70)	(0.11)	0.66
Income (loss) available to common stockholders, diluted	$0.72	$(1.02)	$1.89	$1.75

(1)
Undistributed earnings were not allocated to participating securities for the three and nine months ended September 30, 2018, as well as the three months ended September 30, 2019, as income from continuing operations less dividends declared (common and preferred) and deemed dividends were a net loss.

(2)
The shares of common stock issuable upon conversion of the preferred shares (26 million shares) were not included for 2018 as their inclusion would be anti-dilutive to basic EPS from continuing operations.

For the three and nine months ended September 30, 2018, 1 million shares from stock options and awards were excluded from the calculation of diluted shares outstanding, as their inclusion would be anti-dilutive to basic EPS from continuing operations. For the three and nine months ended September 30, 2019, no shares from stock options and awards were excluded from the calculation of diluted shares outstanding.

5. PENSION AND OTHER POSTEMPLOYMENT BENEFITS
The components of the consolidated net periodic costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended September 30,	2019	2018	2019	2018
	(In millions)
Service costs (1)	$48	$56	$1	$1
Interest costs (2)	93	93	6	6
Expected return on plan assets (2)	(135)	(144)	(7)	(7)
Amortization of prior service costs (credits) (2)	2	2	(9)	(20)
Special termination costs (2) (3)	—	21	—	6
Net periodic costs (credits), including amounts capitalized	$8	$28	$(9)	$(14)
Net periodic costs (credits), recognized in earnings	$(11)	$5	$(10)	$(15)

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Nine Months Ended September 30,	2019	2018	2019	2018
	(In millions)
Service costs (1)	$144	$168	$3	$3
Interest costs (2)	279	279	16	18
Expected return on plan assets (2)	(405)	(432)	(21)	(22)
Amortization of prior service costs (credits) (2)	6	6	(27)	(60)
Special termination costs (2) (3)	14	21	—	6
Net periodic costs (credits), including amounts capitalized	$38	$42	$(29)	$(55)
Net periodic credits, recognized in earnings	$(19)	$(27)	$(30)	$(57)

(1) Service costs, net of capitalization, are reported within Other operating expenses on FirstEnergy’s Consolidated Statements of Income (Loss).
(2) Non-service costs are reported within Miscellaneous income, net, within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income (Loss).
(3) Subject to a cap, FirstEnergy has agreed to fund a pension enhancement through its pension plan, for voluntary enhanced retirement packages offered to certain FES employees, as well as offer certain other employee benefits (approximately $14 million recognized in the first nine months of 2019).

Amounts in the tables above include the FES Debtors’ share of the net periodic pension and OPEB costs (credits) of $12 million and $(14) million, respectively, for the three months ended September 30, 2019, and $34 million and $(16) million, respectively, for the nine months ended September 30, 2019. The FES Debtors’ share of the net periodic pension and OPEB costs (credits) were $12 million and $(11) million, respectively, for the three months ended September 30, 2018, and $38 million and $(31) million, respectively, for the nine months ended September 30, 2018. The 2019 special termination costs associated with FES’ voluntary enhanced retirement package are a component of Discontinued operations in FirstEnergy’s Consolidated Statements of Income (Loss). Following the FES Debtors’ voluntary bankruptcy filing, FE has billed the FES Debtors approximately $9 million and $28 million for their share of pension and OPEB service costs for the three and nine months ended September 30, 2019, respectively.
On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. As a result of this contribution, FirstEnergy expects no required contributions through 2021.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show the changes in AOCI for the three and nine months ended September 30, 2019 and 2018, for FirstEnergy:

	Gains & Losses on Cash Flow Hedges (1)	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance, July 1, 2019	$(10)	$—	$41	$31

Amounts reclassified from AOCI	—	—	(7)	(7)
Other comprehensive loss	—	—	(7)	(7)
Income tax benefits on other comprehensive loss	—	—	(3)	(3)
Other comprehensive loss, net of tax	—	—	(4)	(4)

AOCI Balance, September 30, 2019	$(10)	$—	$37	$27

AOCI Balance, July 1, 2018	$(14)	$—	$87	$73

Amounts reclassified from AOCI	2	—	(18)	(16)
Other comprehensive income (loss)	2	—	(18)	(16)
Income tax benefits on other comprehensive loss	—	—	(4)	(4)
Other comprehensive income (loss), net of tax	2	—	(14)	(12)

AOCI Balance, September 30, 2018	$(12)	$—	$73	$61

	Gains & Losses on Cash Flow Hedges (1)	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance, January 1, 2019	$(11)	$—	$52	$41

Amounts reclassified from AOCI	1	—	(21)	(20)
Other comprehensive income (loss)	1	—	(21)	(20)
Income tax benefits on other comprehensive loss	—	—	(6)	(6)
Other comprehensive income (loss), net of tax	1	—	(15)	(14)

AOCI Balance, September 30, 2019	$(10)	$—	$37	$27

AOCI Balance, January 1, 2018	$(22)	$67	$97	$142

Other comprehensive income before reclassifications	—	(97)	—	(97)
Amounts reclassified from AOCI	6	(1)	(55)	(50)
Deconsolidation of FES and FENOC	13	(8)	—	5
Other comprehensive income (loss)	19	(106)	(55)	(142)
Income taxes (benefits) on other comprehensive income (loss)	9	(39)	(31)	(61)
Other comprehensive income (loss), net of tax	10	(67)	(24)	(81)

AOCI Balance, September 30, 2018	$(12)	$—	$73	$61

(1) Relates to previous cash flow hedges used to hedge fixed rate long-term debt securities prior to their issuance.

The following amounts were reclassified from AOCI for FirstEnergy in the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in Consolidated Statements of Income (Loss)
Reclassifications from AOCI(1)	2019	2018	2019	2018 (2)
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$—	$—	$—	$1	Other operating expenses
Long-term debt	—	2	1	5	Interest expense
	—	—	—	(1)	Income taxes
	$—	$2	$1	$5	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$—	$—	$—	$(1)	Discontinued operations

Defined benefit pension and OPEB plans
Prior-service costs	$(7)	$(15)	$(21)	$(55)	(3)
	3	5	6	14	Income taxes
	$(4)	$(10)	$(15)	$(41)	Net of tax

(1) Amounts in parenthesis represent credits to the Consolidated Statements of Income (Loss) from AOCI.
(2) Includes stranded tax amounts reclassified from AOCI in connection with the adoption of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”
(3)  Prior-service costs are reported within Miscellaneous income, net, within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income (Loss). Components are included in the computation of net periodic cost (credits), see Note 5, “Pension and Other Postemployment Benefits.”

7. INCOME TAXES

FirstEnergy’s interim effective tax rates reflect the estimated annual effective tax rates for 2019 and 2018. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.

FirstEnergy’s effective tax rate for the three months ended September 30, 2019 and 2018, was 21.6% and 23.3%, respectively. The decrease in effective tax rate was primarily due to an increase in the amortization of net excess deferred income taxes. See Note 12, “Regulatory Matters,” for additional details.

FirstEnergy’s effective tax rate for the nine months ended September 30, 2019 and 2018, was 20.6% and 33.9%, respectively. In addition to the increase in amortization of net excess deferred income taxes, the decrease in the effective tax rate was primarily due to the absence of a one-time charge of approximately $126 million to income tax expense in continuing operations associated with the re-measurement of West Virginia state deferred income taxes, resulting from the legal and financial separation of FES and FENOC from FirstEnergy, which occurred in the first quarter of 2018. See Note 3, “Discontinued Operations,” for other tax matters relating to the FES Bankruptcy that were recognized in discontinued operations.

During the nine months ended September 30, 2019, FirstEnergy increased its reserve for uncertain tax positions taken in the current year by approximately $19 million, none of which had an impact on the effective tax rate. As of September 30, 2019, it is reasonably possible that FirstEnergy could record a net decrease to its reserve for uncertain tax positions by approximately $57 million within the next twelve months due to the statute of limitations expiring or resolution with taxing authorities, of which approximately $54 million would impact FirstEnergy’s effective tax rate.

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

For vehicles leased under master lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. As of September 30, 2019, the maximum potential loss for these lease agreements at the end of the lease term is approximately $15 million.

Finance leases for assets used in regulated operations are recognized in FirstEnergy’s Consolidated Statements of Income (Loss) such that amortization of the right-of-use asset and interest on lease liabilities equals the expense allowed for ratemaking purposes. Finance leases for regulated and non-regulated operations are accounted for as if the assets were owned and financed, with associated expense recognized in Interest expense and Provision for depreciation on FirstEnergy’s Consolidated Statements of Income (Loss), while all operating lease expenses are recognized in Other operating expense. The components of lease expense were as follows:

	For the Three Months Ended September 30, 2019
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs (1)	$5	$3	$3	$11

Finance lease costs:
Amortization of right-of-use assets	4	—	—	4
Interest on lease liabilities	—	—	—	—
Total finance lease cost	4	—	—	4
Total lease cost	$9	$3	$3	$15

(1) Includes $2 million of short-term lease costs.

	For the Nine Months Ended September 30, 2019
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs (1)	$20	$6	$9	$35

Finance lease costs:
Amortization of right-of-use assets	12	—	1	13
Interest on lease liabilities	2	2	—	4
Total finance lease cost	14	2	1	17
Total lease cost	$34	$8	$10	$52

(1) Includes $8 million of short-term lease costs.

Supplemental cash flow information related to leases was as follows:

(In millions)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4	$19
Operating cash flows from finance leases	1	4
Finance cash flows from finance leases	12	21

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$47	$73
Finance leases	—	2

Lease terms and discount rates were as follows:

As of September 30, 2019
Weighted-average remaining lease terms (years)
Operating leases	8.39
Finance leases	4.66

Weighted-average discount rate (1)
Operating leases	4.76%
Finance leases	3.45%

(1) When an implicit rate is not readily determinable, an incremental borrowing rate is utilized, determining the present value of lease payments. The rate is determined based on expected term and information available at the commencement date.

Supplemental balance sheet information related to leases was as follows:

(In millions)	Financial Statement Line Item	As of September 30, 2019

Assets
Operating lease assets, net of accumulated amortization of $17 million	Deferred charges and other assets	$200
Finance lease assets, net of accumulated amortization of $91 million	Property, plant and equipment	76
Total leased assets		$276

Liabilities
Current:
Operating	Other current liabilities	$34
Finance	Currently payable long-term debt	16

Noncurrent:
Operating	Other noncurrent liabilities	212
Finance	Long-term debt and other long-term obligations	47
Total leased liabilities		$309

Maturities of lease liabilities as of September 30, 2019, were as follows:

(In millions)	Operating Leases	Finance Leases	Total
2019	$8	$12	$20
2020	42	19	61
2021	40	17	57
2022	39	15	54
2023	35	8	43
2024	30	4	34
Thereafter	108	12	120
Total lease payments (1)	302	87	389
Less imputed interest	(56)	(24)	(80)
Total net present value	$246	$63	$309

(1) Operating lease payments for certain leases are offset by sublease receipts of $13 million over 13 years.

As of September 30, 2019, additional operating leases agreements, primarily for vehicles, that have not yet commenced are $15 million. These leases are expected to commence within the next 18 months with lease terms of 3 to 10 years.

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

The future minimum operating lease payments as of December 31, 2018, as reported in the Annual Report on Form 10-K for the year ended December 31, 2018 under ASC 840 ”Leases” are as follows:

Operating Leases
(In millions)
2019	$34
2020	36
2021	34
2022	30
2023	28
Years thereafter	127
Total minimum lease payments	$289

9. CAPITALIZATION

Stockholders’ Equity

The changes in stockholders’ equity for the three and nine months ended September 30, 2019 for FirstEnergy are included in the following table:

	Series A Convertible Preferred Stock		Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2019	0.7	$71	512	$51	$11,530	$41	$(4,879)	$6,814
Net income							320	320
Other comprehensive loss, net of tax						(5)		(5)
Stock-based compensation					7			7
Stock Investment Plan and certain share-based benefit plans			1		1			1
Cash dividends declared on common stock ($0.38/common share)					(202)			(202)
Cash dividends declared on preferred stock ($0.38/as-converted share)					(3)			(3)
Conversion of Series A Convertible Preferred Stock	(0.5)	(50)	18	2	48			—
Balance, March 31, 2019	0.2	$21	531	$53	$11,381	$36	$(4,559)	$6,932
Net income							312	312
Other comprehensive loss, net of tax						(5)		(5)
Stock-based compensation					9			9
Stock Investment Plan and certain share-based benefit plans			1		21			21
Balance, June 30, 2019	0.2	$21	532	$53	$11,411	$31	$(4,247)	$7,269
Net income							391	391
Other comprehensive loss, net of tax						(4)		(4)
Stock-based compensation					7			7
Stock Investment Plan and certain share-based benefit plans			1		20			20
Cash dividends declared on common stock ($0.38/share in July and September)					(411)			(411)
Conversion of Series A Convertible Preferred Stock	(0.2)	(21)	7	1	20			—
Balance, September 30, 2019	—	$—	540	$54	$11,047	$27	$(3,856)	$7,272

The changes in stockholders’ equity for the three and nine months ended September 30, 2018 for FirstEnergy are included in the following table:

	Series A Convertible Preferred Stock		Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2018	—	$—	445	$44	$10,001	$142	$(6,262)	$3,925
Net income							1,369	1,369
Other comprehensive loss, net of tax						(56)		(56)
Stock-based compensation					19			19
Stock Investment Plan and certain share-based benefit plans			2	1	5			6
Cash dividends declared on common stock ($0.36/common share in January and March)					(343)			(343)
Cash dividends declared on preferred stock ($0.36/as-converted share in January and March)					(42)			(42)
Stock issuance (1)	1.6	162	30	3	2,297			2,462
Impact of adopting new accounting pronouncements (2)							35	35
Balance, March 31, 2018	1.6	$162	477	$48	$11,937	$86	$(4,858)	$7,375
Net income							$299	$299
Other comprehensive loss, net of tax						(13)		(13)
Stock-based compensation					19			19
Stock Investment Plan and certain share-based benefit plans			1		19			19
Balance, June 30, 2018	1.6	$162	478	$48	$11,975	$73	$(4,559)	$7,699
Net loss							$(458)	$(458)
Other comprehensive loss, net of tax						(12)		(12)
Stock-based compensation					10			10
Stock Investment Plan and certain share-based benefit plans			1		21			21
Cash dividends declared on common stock ($0.36/common share in July and September)					(368)			(368)
Cash dividends declared on preferred stock ($0.36/as-converted share in July and September)					(19)			(19)
Conversion of Series A Convertible Preferred Stock	(0.9)	(92)	33	3	89			—
Balance, September 30, 2018	0.7	$70	512	$51	$11,708	$61	$(5,017)	$6,873

(1) The preferred stock included an embedded conversion option at a price that was below the fair value of the common stock on the commitment date. This beneficial conversion feature (BCF), which was approximately $296 million, was recorded to OPIC as well as the amortization of the BCF (deemed dividend of $35 million and $296 million for the three and nine months ended September 30, 2018, respectively) through the period from the issue date to the first allowable conversion date (July 22, 2018). There is no net impact to OPIC for the three and nine months ended September 30, 2018. Please see below and Note 4, “Earnings Per Share” for additional information.

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

During 2018, 911,411 shares of preferred stock were converted into 33,238,910 shares of common stock at the option of the preferred stockholders. Also at the option of the preferred stockholders, 494,767 shares of preferred stock were converted into 18,044,018 shares of common stock in January 2019. On July 22, 2019, 28,302 shares of preferred stock automatically converted into 1,032,165 shares of common stock, and 181,520 shares of preferred stock remained unconverted as the holder reached the 4.9% cap as outlined in the terms of the preferred stock. The remaining 181,520 preferred stock shares were converted on August 1, 2019, into 6,619,985 shares of common stock. As of September 30, 2019, there are no preferred shares outstanding and 1,616,000 shares of preferred stock were converted into 58,935,078 shares of common stock.

The preferred stock participated in dividends on the common stock on an as-converted basis based on the number of shares of common stock a holder of preferred stock would receive if its shares of preferred stock were converted on the dividend record date at the conversion price in effect at that time. Such dividends were paid at the same time that the dividends on common stock were paid.

The preferred stock included an embedded conversion option at a price that was below the fair value of the common stock on the commitment date. This beneficial conversion feature, which was approximately $296 million, represents the difference between the fair value per share of the common stock and the conversion price, multiplied by the number of common shares issuable upon conversion. The beneficial conversion feature was amortized as a deemed dividend over the period from the issue date to the first allowable conversion date (July 22, 2018) as a charge to OPIC, since FE is in an accumulated deficit position with no retained earnings to declare a dividend. As noted above, for EPS reporting purposes, this beneficial conversion feature was reflected in net income attributable to common stockholders as a deemed dividend. The beneficial conversion feature ($296 million) was fully amortized during the third quarter of 2018.

Each share of preferred stock was convertible at the holder’s option into a number of shares of common stock equal to the $1,000 liquidation preference, divided by the conversion price then in effect ($27.42 per share). The conversion price was subject to anti-dilution adjustments and adjustments for subdivisions and combinations of the common stock, as well as dividends on the common stock paid in common stock and for certain equity issuances below the conversion price then in effect.
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

Consolidated VIEs
VIEs in which FirstEnergy is the primary beneficiary consist of the following (included in FirstEnergy’s consolidated financial statements):

•
Ohio Securitization - In September 2012, the Ohio Companies created separate, wholly owned limited liability company SPEs which issued phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase-in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase-in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. In the aggregate, the Ohio Companies are entitled to annual servicing fees of $445 thousand that are recoverable through the usage-based charges. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of September 30, 2019, and December 31, 2018, $268 million and $292 million of the phase-in recovery bonds were outstanding, respectively.

•
JCP&L Securitization - In August 2006, JCP&L Transition Funding II sold transition bonds to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS. JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy’s Consolidated Balance Sheets. The transition bonds are the sole obligations of JCP&L Transition Funding II and are collateralized by its equity and assets, which consist primarily of bondable transition property. As of September 30, 2019, and December 31, 2018, $29 million and $41 million of the transition bonds were outstanding, respectively.

•
MP and PE Environmental Funding Companies - The entities issued bonds, the proceeds of which were used to construct environmental control facilities. The limited liability company SPEs own the irrevocable right to collect non-bypassable environmental control charges from all customers who receive electric delivery service in MP’s and PE’s West Virginia service territories. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of September 30, 2019, and December 31, 2018, $333 million and $358 million of the environmental control bonds were outstanding, respectively.

Unconsolidated VIEs
FirstEnergy is not the primary beneficiary of the following VIEs:

•
Global Holding - FEV holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales in U.S. and international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint ventures economic performance. FEV’s ownership interest is subject to the equity method of accounting. As of September 30, 2019, the carrying value of the equity method investment was $19 million.

As discussed in Note 13, “Commitments, Guarantees and Contingencies,” FE is the guarantor under Global Holding’s $300 million term loan facility, which matures in March 2020, and has an outstanding principal balance of $145 million as of September 30, 2019. Failure by Global Holding to meet the terms and conditions under its term loan facility could require FE to perform its obligations under the provisions of its guarantee, resulting in consolidation of Global Holding by FE.

•
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland, which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy’s ownership interest in PATH-WV is subject to the equity method of accounting. As of September 30, 2019, the carrying value of the equity method investment was $18 million.

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
Because FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power. FirstEnergy expects any above-market costs incurred at its Regulated Distribution segment to be recovered from customers. Purchased power costs related to the contract that may contain a variable interest during the three months ended September 30, 2019 and 2018, were $30 million and $27 million, respectively, and $91 million and $85 million during the nine months ended September 30, 2019 and 2018, respectively.

•
FES and FENOC - As a result of the Chapter 11 bankruptcy filing discussed in Note 3, “Discontinued Operations,” FE evaluated its investments in FES and FENOC and determined they are VIEs. FE is not the primary beneficiary because it lacks a controlling interest in FES and FENOC, which are subject to the jurisdiction of the Bankruptcy Court. The carrying values of the equity investments in FES and FENOC were zero at September 30, 2019.

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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of September 30, 2019, from those used as of December 31, 2018. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$446	$—	$446	$—	$405	$—	$405
Derivative assets FTRs(1)	—	—	6	6	—	—	10	10
Equity securities(2)	362	—	—	362	339	—	—	339
Foreign government debt securities	—	17	—	17	—	13	—	13
U.S. government debt securities	—	18	—	18	—	20	—	20
U.S. state debt securities	—	266	—	266	—	250	—	250
Other(3)	716	71	—	787	367	34	—	401
Total assets	$1,078	$818	$6	$1,902	$706	$722	$10	$1,438

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(3)	$(3)	$—	$—	$(1)	$(1)
Derivative liabilities NUG contracts(1)	—	—	(24)	(24)	—	—	(44)	(44)
Total liabilities	$—	$—	$(27)	$(27)	$—	$—	$(45)	$(45)

Net assets (liabilities)(4)	$1,078	$818	$(21)	$1,875	$706	$722	$(35)	$1,393

(1)	Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

(2)	NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Low Volatility High Dividend Index, S&P 500 Index, MSCI World Index and MSCI AC World IMI Index.

(3)	Primarily consists of short-term cash investments.

(4)
Excludes $(15) million and $4 million as of September 30, 2019 and December 31, 2018, respectively, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the periods ended September 30, 2019, and December 31, 2018:

	NUG Contracts(1)			FTRs(1)
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2018 Balance	$—	$(79)	$(79)	$3	$—	$3
Unrealized gain	—	2	2	8	1	9
Purchases	—	—	—	5	(5)	—
Settlements	—	33	33	(6)	3	(3)
December 31, 2018 Balance	$—	$(44)	$(44)	$10	$(1)	$9
Unrealized loss	—	(8)	(8)	—	(1)	(1)
Purchases	—	—	—	6	(4)	2
Settlements	—	28	28	(10)	3	(7)
September 30, 2019 Balance	$—	$(24)	$(24)	$6	$(3)	$3

(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs and NUG contracts that are classified as Level 3 in the fair value hierarchy for the period ended September 30, 2019:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$3	Model	RTO auction clearing prices	$0.60 to $3.60	$1.20	Dollars/MWH

NUG Contracts	$(24)	Model	Generation	400 to 553,000	115,000	MWH
			Regional electricity prices	$26.20 to $28.30	$27.20	Dollars/MWH

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

Generally, unrealized gains and losses on equity securities are recognized in income whereas unrealized gains and losses on AFS debt securities are recognized in AOCI. However, the NDTs and nuclear fuel disposal trusts of JCP&L, ME and PN are subject to regulatory accounting with all gains and losses on equity and AFS debt securities offset against regulatory assets.

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

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in NDT and nuclear fuel disposal trusts as of September 30, 2019, and December 31, 2018:

	September 30, 2019(1)				December 31, 2018(1)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$736	$27	$(14)	$749	$714	$2	$(28)	$688
Equity securities	$312	$50	$(2)	$360	$339	$15	$(16)	$338

(1) Excludes $33 million and $20 million as of September 30, 2019 and December 31, 2018, respectively, of short-term cash investments, taxes, receivables, payables and accrued income.

Proceeds from the sale of investments in equity and AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and nine months ended September 30, 2019 and 2018, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Sale proceeds	$204	$261	$506	$627
Realized gains	8	3	20	31
Realized losses	(7)	(7)	(18)	(34)
Interest and dividend income	10	11	30	31

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the transfer of: (i) the ownership and operating NRC licenses for TMI-2; (ii) the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) related liabilities of approximately $900 million as of September 30, 2019. There can be no assurance that the transfer will receive the required regulatory approvals and, even if approved, whether the conditions to the closing of the transfer will be satisfied.

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies and equity method investments. Other investments were $283 million and $253 million as of September 30, 2019, and December 31, 2018, respectively, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, premiums and discounts as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In millions)
Carrying value (1)	$19,880	$18,315
Fair value	$22,910	$19,266

(1) The carrying value as of September 30, 2019, includes $2.1 billion of debt issuances and $784 million of redemptions that occurred in the first nine months of 2019.

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of September 30, 2019, and December 31, 2018.

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

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to ratepayers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation, which were published in the NJ Register in the first quarter of 2018. JCP&L filed comments supporting the proposed rulemaking. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey. JCP&L is contesting this appeal but is unable to predict the outcome of this matter.

Also in December 2017, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On July 13, 2018, JCP&L filed an infrastructure plan, JCP&L Reliability Plus, which proposed to accelerate $386.8 million of electric distribution infrastructure investment over four years to enhance the reliability and resiliency of its distribution system and reduce the frequency and duration of power outages. On January 23, 2019, the NJBPU granted JCP&L’s request to temporarily suspend the procedural schedule in the matter pending settlement discussions. On April 23, 2019, JCP&L filed a Stipulation of Settlement with the NJBPU on behalf of the JCP&L, Rate Counsel, NJBPU Staff and New Jersey Large Energy Users Coalition, which provides that JCP&L will invest up to approximately $97 million in capital investments beginning on June 1, 2019 through December 31, 2020. JCP&L shall seek recovery of the capital investment through an accelerated cost recovery mechanism, provided for in the rules, that includes a revenue adjustment calculation and a process for two rate adjustments. On May 8, 2019, the NJBPU issued an order approving the Stipulation of Settlement without modifications. Pursuant to the Stipulation, JCP&L filed a petition on September 16, 2019, to seek approval of rate adjustments to provide for cost recovery established with JCP&L Reliability Plus.

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

OHIO

The Ohio Companies currently operate under ESP IV effective June 1, 2016, and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV continues a base distribution rate freeze through May 31, 2024 and continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. ESP IV also includes: (1) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (2) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (3) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

In addition, ESP IV provided for the Ohio Companies to collect through Rider DMR $132.5 million annually for three years beginning in 2017, grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. Revenues from Rider DMR are excluded from the significantly excessive earnings test. On appeal, the SCOH, on June 19, 2019, reversed the PUCO’s determination that Rider DMR is lawful, and remanded the matter to the PUCO with instructions to remove Rider DMR from ESP IV. On August 20, 2019, the SCOH denied the Ohio Companies’ motion for reconsideration. The PUCO entered an Order directing the Ohio Companies to cease further collection through Rider DMR, credit back to customers a refund of Rider DMR funds collected since July 2, 2019, and remove Rider DMR from ESP IV. The Ohio Companies filed revised tariffs to implement the refund of Rider DMR funds collected since July 2, 2019. On October 1, 2019, the Ohio Companies implemented PUCO approved tariffs to refund approximately $28 million to customers, including Rider DMR revenues billed from July 2, 2019 through August 31, 2019.

On July 15, 2019, OCC filed a Notice of Appeal with the SCOH, challenging the PUCO’s exclusion of Rider DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017 and claiming a $42 million refund is due to OE customers. The Ohio Companies intend to contest this appeal but are unable to predict the outcome of this matter.

Under Ohio law, the Ohio Companies are required to implement energy efficiency programs that achieve certain annual energy savings and total peak demand reductions. The Ohio Companies’ 2017-2019 plan includes a portfolio of energy efficiency programs targeted to a variety of customer segments. The Ohio Companies anticipate the cost of the plan will be approximately $268 million over the life of the plan and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms. On November 21, 2017, the PUCO issued an order that approved the proposed plan with several modifications, including a cap on the Ohio Companies’ collection of program costs and shared savings set at 4% of the Ohio Companies’ total sales to customers. On October 15, 2019, the SCOH reversed the PUCO’s decision to impose the 4% cost-recovery cap and remanded the matter to the PUCO for approval of the portfolio plans without the cost-recovery cap.

On July 23, 2019, Ohio enacted legislation establishing support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, the legislation included a provision implementing a decoupling mechanism for Ohio electric utilities. The legislation also is ending current energy efficiency program mandates on December 31, 2020, provided statewide energy efficiency mandates are achieved as determined by the PUCO. On October 23, 2019, the PUCO solicited comments on whether the PUCO should terminate the energy efficiency programs once the statewide energy efficiency mandates are achieved. The Ohio Companies plan to apply to the PUCO for approval of the decoupling mechanism later this year, which would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. Opponents to the legislation are petitioning to submit the legislation to a statewide referendum on the November 2020 ballot, and stay its effect unless and until approved by a majority of Ohio voters. On September 4, 2019, a lawsuit was filed with the SCOH, challenging the referendum on the grounds that the provisions supporting nuclear energy are a new tax and taxes cannot be overturned by referendum. On October 7, 2019, petitioners filed a lawsuit in the U.S. District Court for the Southern District of Ohio challenging various Ohio legal requirements for a referendum, and seeking additional time to gather signatures in support of a referendum. Petitioners did not meet the October 21, 2019 deadline to file the necessary number of petition signatures. On October 23, 2019, legislation went into effect. The U.S. District Court denied petitioners’ request for more time, and certified questions of state law to the SCOH to answer.

In February 2016, the Ohio Companies filed a Grid Modernization Business Plan for PUCO consideration and approval, as required by the terms of ESP IV. On December 1, 2017, the Ohio Companies filed an application with the PUCO for approval of a DPM Plan, a portfolio of distribution platform investment projects, which are designed to modernize the Ohio Companies’ distribution grid, prepare it for further grid modernization projects, and provide customers with immediate reliability benefits. Also, on January 10, 2018, the PUCO opened a case to consider the impacts of the Tax Act on Ohio utilities’ rates and determine the appropriate course of action to pass benefits on to customers. On November 9, 2018, the Ohio Companies filed a settlement agreement that provides for the implementation of the first phase of grid modernization plans, including the investment of $516 million over three years to modernize the Ohio Companies’ electric distribution system, and for all tax savings associated with the Tax Act to flow back to customers. As part of the agreement, the Ohio Companies also filed an application for approval of a rider to return the remaining tax savings to customers following PUCO approval of the settlement. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The settlement has broad support, including PUCO Staff, the OCC, representatives of industrial and commercial customers, a low-income advocate, environmental advocates, hospitals, competitive generation suppliers and other parties. On July 17, 2019, the PUCO approved the settlement agreement with no material modifications. On August 16, 2019, environmental advocates who were not parties to the settlement filed an application for rehearing challenging the PUCO’s approval of the settlement. On September 11, 2019, the PUCO denied the application for rehearing.

The Ohio Companies’ Rider NMB is designed to recover NMB transmission-related costs imposed on or charged to the Ohio Companies by FERC or PJM. On December 14, 2018, the Ohio Companies filed an application for a review of their 2019 Rider NMB, including recovery of future Legacy RTEP costs and previously absorbed Legacy RTEP costs, net of refunds received from PJM. On February 27, 2018, the PUCO issued an order directing the Ohio Companies to file revised final tariffs recovering Legacy RTEP costs incurred since May 31, 2018, but excluding recovery of approximately $95 million in Legacy RTEP costs incurred prior to May 31, 2018, net of refunds received from PJM. The PUCO solicited comments on whether the Ohio Companies should be permitted to recover the Legacy RTEP charges incurred prior to May 31, 2018. The Ohio Companies, OCC and OMAEG filed comments on March 29, 2019. The Ohio Companies filed reply comments on April 15, 2019. On October 9, 2019, the PUCO approved the recovery of the $95 million of previously excluded Legacy RTEP charges.

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

Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. The 2019-2023 DSPs also include modifications to the Pennsylvania Companies’ POR programs in order to continue their clawback pilot program as a long-term, permanent program term, modifications to the Pennsylvania Companies’ customer class definitions to allow for the introduction of hourly priced default service to customers at or above 100kW, customer assistance program shopping limitations, and script modifications related to the Pennsylvania Companies’ customer referral programs.

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

Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. LTIIPs outlining infrastructure improvement plans for PPUC review and approval must be filed prior to approval of a DSIC. On June 14, 2017, the PPUC approved modified LTIIPs for ME, PN and Penn for the remaining years of 2017 through 2020 to provide additional support for reliability and infrastructure investments. On September 20, 2018, following a periodic review of the LTIIPs as required by regulation once every five years, the PPUC entered an Order concluding that the Pennsylvania Companies have substantially adhered to the schedules and expenditures outlined in their LTIIPs, but that changes to the LTIIPs as designed are necessary to maintain and improve reliability and directed the Pennsylvania Companies to file modified or new LTIIPs. On January 18, 2019, the Pennsylvania Companies filed modifications to their current LTIIPs that would terminate those LTIIPs at the end of 2019, and proposed revised LTIIP spending in 2019 of approximately $45 million by ME, $25 million by PN, $26 million by Penn and $51 million by WP. The Pennsylvania Companies also committed to making filings later in 2019, which would propose new LTIIPs for the 2020 through 2024 period. On May 23, 2019, the PPUC issued an order approving the Pennsylvania Companies’ Modified LTIIPs as filed. On August 30, 2019, the Pennsylvania Companies filed individual Petitions for approval of proposed LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On September 30, 2019, the Pennsylvania OCA submitted comments on the Pennsylvania Companies’ LTIIPs. A PPUC decision is expected by year-end.

The Pennsylvania Companies’ approved DSIC riders for quarterly cost recovery went into effect July 1, 2016, subject to hearings and refund or reallocation among customer classes. In the January 19, 2017 order approving the Pennsylvania Companies’ general rate cases, the PPUC added an additional issue to the DSIC proceeding to include whether ADIT should be included in DSIC calculations. On February 2, 2017, the parties to the DSIC proceeding submitted a Joint Settlement to the ALJ that resolved the issues that were pending from the order issued on June 9, 2016. On April 19, 2018, the PPUC approved the Joint Settlement without modification and reversed the ALJ’s previous decision that would have required the Pennsylvania Companies to reflect all federal and state income tax deductions related to DSIC-eligible property in currently effective DSIC rates. On May 21, 2018, the Pennsylvania OCA filed an appeal with the Pennsylvania Commonwealth Court of the PPUC’s decision of April 19, 2018. On June 11, 2018, the Pennsylvania Companies filed a Notice of Intervention in the Pennsylvania OCA’s appeal to the Commonwealth Court. On July 11, 2019, the Commonwealth Court issued an opinion and order reversing the PPUC’s decision of April 19, 2018 and remanding the matter to the PPUC to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. On July 25, 2019, the PPUC and the Pennsylvania Companies filed separate Applications for Reargument of the Commonwealth Court’s July 11, 2019 Opinion and Order. The Applications were denied by the Commonwealth Court by Orders entered September 4, 2019. On October 7, 2019, the PPUC and the Pennsylvania Companies filed separate Petitions for Allowance of Appeal of the Commonwealth Court’s Opinion and Order to the Pennsylvania Supreme Court. On August

30, 2019, Penn filed a Petition seeking approval of a waiver of the statutory DSIC cap of 5% of distribution rate revenue and approval to increase the maximum allowable DSIC to 11.81% of distribution rate revenue for the five-year period of its proposed LTIIP. The Pennsylvania Office of Small Business Advocate and the Pennsylvania OCA have opposed Penn’s Petition. On September 20, 2019, Penn filed its direct testimony in support of its Petition.

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

On August 21, 2019, MP and PE filed with the WVPSC their annual ENEC case requesting a decrease in ENEC rates of $6.1 million beginning January 1, 2020, representing a 0.4% decrease in rates versus those in effect on August 21, 2019.  On October 11, 2019, MP and PE filed a supplement requesting approval of the termination of the 50 MW PPA with Morgantown Energy Associates, a NUG entity. A settlement between MP, PE, and the majority of the intervenors fully resolving the ENEC case, which maintains 2019 ENEC rates into 2020, and supports the termination of the Morgantown Energy Associates PPA was filed with the WVPSC on October 18, 2019. A hearing has been set for December 11, 2019 to consider the settlement, and an order is expected in December 2019 for rates effective January 1, 2020.

On August 21, 2019, MP and PE filed with the WVPSC for a reconciliation of their VMS and a periodic review of its vegetation management program requesting an increase in VMS rates of $7.6 million beginning January 1, 2020. The increase is due to moving from a 5-year maintenance cycle to a 4-year cycle and performing more operation and maintenance work and less capital work on the rights of way. The increase is a 0.5% increase in rates versus those in effect on August 21, 2019. The hearing in this matter has been set for December 11, 2019.

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

Federally-enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, AE Supply, and the Transmission Companies. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to six regional entities, including RFC. All of the facilities that FirstEnergy operates are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

Transmission ROE Methodology

In June 2014, FERC issued Opinion No. 531 revising its approach for calculating the discounted cash flow element of FERC’s ROE methodology and announcing the potential for a qualitative adjustment to the ROE methodology results. Parties appealed to the D.C. Circuit, and on April 14, 2017, that court issued a decision vacating FERC’s order and remanding the matter to FERC for further review. On October 16, 2018, FERC issued its order on remand, in which it proposed a revised ROE methodology. Specifically, in complaint proceedings alleging that an existing ROE is not just and reasonable, FERC proposes to rely on three financial models-discounted cash flow, capital-asset pricing, and expected earnings - to establish a composite zone of reasonableness to identify a range of just and reasonable ROEs. FERC then will utilize the transmission utility’s risk relative to other utilities within that zone of reasonableness to assign the transmission utility to one of three quartiles within the zone. FERC would take no further action (i.e., dismiss the complaint) if the existing ROE falls within the identified quartile. However, if the replacement ROE falls outside the quartile, FERC would deem the existing ROE presumptively unjust and unreasonable and would determine the replacement ROE. FERC would add a fourth financial model risk premium to the analysis to calculate a ROE based on the average point of central tendency for each of the four financial models. On March 21, 2019, FERC established NOIs to collect industry and stakeholder comments on the revised ROE methodology that is described in the October 16, 2018 decision, and also whether to make changes to FERC’s existing policies and practices for awarding transmission rates incentives. Any changes to FERC’s transmission rate ROE and incentive policies would be applied on a prospective basis. FirstEnergy currently is participating through various trade groups in the NOI comments, and any subsequent rulemaking and other proceedings.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to convert JCP&L’s existing stated transmission rate to a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020.

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

As of September 30, 2019, outstanding guarantees and other assurances aggregated approximately $1.6 billion, consisting of guarantees on behalf of FES and FENOC ($343 million), parental guarantees on behalf of its consolidated subsidiaries ($1 billion), and other guarantees and assurances ($301 million). FirstEnergy has also committed to provide additional guarantees to the FES Debtors for certain retained environmental liabilities of AE Supply related to the Pleasants Power Station and McElroy’s Run CCR disposal facility as part of the settlement agreement in connection with the FES Bankruptcy.

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

These credit-risk-related contingent features, or the margining provisions within bilateral agreements, stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining, which is the ability to secure additional collateral when needed, could be required. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2019:

Potential Collateral Obligations	AE Supply	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
At current credit rating	$1	$—	$—	$1
Upon further downgrade	—	40	—	40
Surety Bonds (collateralized amount)(1)	1	63	246	310
Total Exposure from Contractual Obligations	$2	$103	$246	$351

(1)
Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations (typical obligations require 30 days to cure). FE provides credit support for FG surety bonds for $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield’s Ferry CCR disposal site, respectively.

OTHER COMMITMENTS AND CONTINGENCIES

FE is a guarantor under a $300 million syndicated senior secured term loan facility due March 3, 2020, under which Global Holding’s outstanding principal balance is $145 million as of September 30, 2019. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. The D.C. Circuit ordered the EPA on July 28, 2015, to reconsider the CSAPR caps on NOx and SO2 emissions from power plants in 13 states, including Ohio, Pennsylvania and West Virginia. This follows the 2014 U.S. Supreme Court ruling generally upholding the EPA’s regulatory approach under CSAPR, but questioning whether the EPA required upwind states to reduce emissions by more than their contribution to air pollution in downwind states. The EPA issued a CSAPR update rule on September 7, 2016, reducing summertime NOx emissions from power plants in 22 states in the eastern U.S., including Ohio, Pennsylvania and West Virginia, beginning in 2017. Various states and other stakeholders appealed the CSAPR update rule to the D.C. Circuit in November and December 2016. On September 6, 2017, the D.C. Circuit rejected the industry’s bid for a lengthy pause in the litigation and set a briefing schedule. On September 13, 2019, the D.C. Circuit remanded the CSAPR update rule to the EPA citing that the rule did not eliminate upwind states’ significant contributions to downwind states’ air quality attainment requirements within applicable attainment deadlines. Depending on the outcome of the appeals, the EPA’s reconsideration of the CSAPR update rule and how the EPA and the states ultimately implement CSAPR, the future cost of compliance may materially impact FirstEnergy’s operations, cash flows and financial condition.

In February 2019, the EPA announced its final decision to retain without changes the NAAQS for SO2, specifically retaining the 2010 primary (health-based) 1-hour standard of 75 PPB. As of September 30, 2019, FirstEnergy has no power plants operating in areas designated as non-attainment by the EPA.

In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility’s NOx emissions significantly contribute to Delaware’s inability to attain the ozone NAAQS. The petition sought a short-term NOx emission rate limit of 0.125 lb/mmBTU over an averaging period of no more than 24 hours. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3 and Pleasants Units 1 and 2, significantly contribute to Maryland’s inability to attain the ozone NAAQS. The petition sought NOx emission rate limits for the 36 EGUs by May 1, 2017. On September 14, 2018, the EPA denied both the States of Delaware and Maryland’s petitions under CAA Section 126. In October 2018, Delaware and Maryland appealed the denials of their petitions to the D.C. Circuit. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 9 states (including Ohio, Pennsylvania and West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126. On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHG under the Clean Air Act” concluding that concentrations of several key GHGs constitutes an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. The EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On October 16, 2017, the EPA issued a proposed rule to repeal the CPP. To replace the CPP, the EPA proposed the ACE rule on August 21, 2018, which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that establishes guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired power plants. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of September 30, 2019, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $119 million have been accrued through September 30, 2019. Included in the total are accrued liabilities of approximately $83 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of September 30, 2019, JCP&L, ME and PN had in total approximately $871 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the transfer of: (i) the ownership and operating NRC licenses for TMI-2; (ii) the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) related liabilities of approximately $900 million as of September 30, 2019. There can be no assurance that the transfer will receive the required regulatory approvals and, even if approved, whether the conditions to the closing of the transfer will be satisfied.

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
The Corporate/Other segment reflects corporate support not charged to FE’s subsidiaries, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are shown separately in the following table of Segment Financial Information. As of September 30, 2019, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of the Corporate/Other reportable segment. As of September 30, 2019, Corporate/Other had approximately $7.1 billion of FE holding company debt.

Financial information for each of FirstEnergy’s reportable segments is presented in the tables below:
Segment Financial Information

For the Three Months Ended	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	Consolidated
	(In millions)

September 30, 2019
External revenues	$2,590	$371	$2	$—	$2,963
Internal revenues	46	4	—	(50)	—
Total revenues	$2,636	$375	$2	$(50)	$2,963
Depreciation	215	71	—	18	304
Amortization of regulatory assets, net	42	1	—	—	43
Miscellaneous income (expense), net	36	4	24	(7)	57
Interest expense	124	49	95	(7)	261
Income taxes (benefits)	103	26	(22)	—	107
Income (loss) from continuing operations	370	113	(94)	—	389
Property additions	365	304	15	—	684

September 30, 2018
External revenues	$2,717	$341	$6	$—	$3,064
Internal revenues	49	5	—	(54)	—
Total revenues	$2,766	$346	$6	$(54)	$3,064
Depreciation	202	64	1	16	283
Amortization of regulatory assets, net	65	2	—	—	67
Miscellaneous income (expense), net	34	4	19	(8)	49
Interest expense	127	43	93	(8)	255
Income taxes (benefits)	126	34	(39)	—	121
Income (loss) from continuing operations	416	99	(116)	—	399
Property additions	356	262	5	12	635

For the Nine Months Ended

September 30, 2019
External revenues	$7,261	$1,091	$10	$—	$8,362
Internal revenues	140	12	—	(152)	—
Total revenues	$7,401	$1,103	$10	$(152)	$8,362
Depreciation	644	211	3	52	910
Amortization of regulatory assets, net	79	6	—	—	85
Miscellaneous income (expense), net	128	12	73	(22)	191
Interest expense	370	142	283	(22)	773
Income taxes (benefits)	259	87	(65)	—	281
Income (loss) from continuing operations	957	333	(205)	—	1,085
Property additions	1,037	835	40	—	1,912

September 30, 2018
External revenues	$7,540	$996	$15	$—	$8,551
Internal revenues	154	14	13	(181)	—
Total revenues	$7,694	$1,010	$28	$(181)	$8,551
Depreciation	598	187	6	52	843
Amortization (deferral) of regulatory assets, net	(194)	6	—	—	(188)
Miscellaneous income (expense), net	146	11	34	(27)	164
Interest expense	384	124	377	(27)	858
Income taxes (benefits)	357	104	(6)	—	455
Income (loss) from continuing operations	1,115	302	(529)	—	888
Property additions	1,011	836	68	27	1,942

As of September 30, 2019
Total assets	$29,428	$11,255	$790	$33	$41,506
Total goodwill	5,004	614	—	—	5,618

As of December 31, 2018
Total assets	$28,690	$10,404	$944	$25	$40,063
Total goodwill	5,004	614	—	—	5,618

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
The Corporate/Other segment reflects corporate support not charged to FE’s subsidiaries, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of September 30, 2019, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of the Corporate/Other reportable segment. As of September 30, 2019, Corporate/Other had approximately $7.1 billion of FE holding company debt.

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

As previously disclosed, on January 22, 2018, FirstEnergy announced a $2.5 billion equity issuance, which included $1.62 billion in mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The equity investment strengthened the Company’s balance sheet, supports the company’s transition to a fully regulated utility company and positions FirstEnergy for sustained investment-grade credit metrics. The shares of preferred stock participated in the dividend paid on common stock on an as-converted basis and were non-voting except in certain limited circumstances. Because of this investment, FirstEnergy does not currently anticipate the need to issue additional equity through at least 2021 outside of its regular stock investment and employee benefit plans. On July 22, 2019, 28,302 shares of preferred stock automatically converted into 1,032,165 shares of common stock, and 181,520 shares of preferred stock remained unconverted as the holder reached the 4.9% cap as outlined in the terms of the preferred stock. The remaining 181,520 preferred stock shares were converted on August 1, 2019, into 6,619,985 shares of common stock. As of September 30, 2019, there are no preferred shares outstanding and 1,616,000 shares of preferred stock were converted into 58,935,078 shares of common stock.

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

•
Subject to a cap, FirstEnergy has agreed to fund a pension enhancement through its pension plan, for voluntary enhanced retirement packages offered to certain FES employees, as well as offer certain other employee benefits (approximately $14 million recognized in the first nine months of 2019).

•
FirstEnergy agrees to perform under the Intercompany Tax Allocation Agreement through the FES Debtors’ emergence from bankruptcy, at which time FirstEnergy will waive a 2017 overpayment for NOLs of approximately $71 million, reverse 2018 estimated payments for NOLs of approximately $88 million and pay the FES Debtors for the use of NOLs in an amount no less than $66 million for 2018. Based on the 2018 federal tax return filed in September 2019, FirstEnergy owes the FES debtors approximately $31 million associated with 2018, which will be paid upon emergence.

The FES Bankruptcy settlement agreement remains subject to satisfaction of certain conditions. There can be no assurance that such conditions will be satisfied or the FES Bankruptcy settlement agreement will be otherwise consummated, and the actual outcome of this matter may differ materially from the terms of the agreement described herein. FirstEnergy will continue to evaluate the impact of any new factors on the settlement and their relative impact on the financial statements.
On April 11, 2019, the Bankruptcy Court entered an order denying the FES Debtors’ disclosure statement approval motion. The Bankruptcy Court concluded that the nonconsensual third-party releases proposed under the plan of reorganization, which were a condition under the FES Bankruptcy settlement agreement for FirstEnergy’s benefit, were legally impermissible and rendered the plan unconfirmable. On April 18, 2019, FirstEnergy consented to the waiver of the condition. Additionally, the FES Debtors agreed to provide FirstEnergy with the same third-party release provided in favor of certain other parties in any plan of reorganization and to pay FirstEnergy approximately $60 million in cash (paid during the second quarter of 2019) to resolve certain outstanding pension and service charges totaling $87 million, which resulted in FirstEnergy recognizing a $27 million pre-tax charge to income in the first quarter of 2019 ($17 million of which was recognized in continuing operations). Further, the FES Debtors agreed to initiate negotiations with the EPA, OEPA, PA DEP and the NRC to obtain those parties’ cooperation with the FES Debtors’ revised plan of reorganization. FirstEnergy may choose to participate in those negotiations at its option. On May 20, 2019, the Bankruptcy Court approved the waiver and a revised disclosure statement.

In August 2019, the Bankruptcy Court held hearings to consider whether to confirm the FES Debtors’ plan of reorganization. Upon the conclusion of the hearing, the Bankruptcy Court ruled against the objections of several parties, including FERC and OVEC. However, the Bankruptcy Court ruled in favor of the objections made by certain of the FES Debtors’ unions regarding their collective bargaining agreements. The Bankruptcy Court adjourned the hearing without ruling on confirmation and explained that the only issue to be resolved was the acceptance or rejection by the FES Debtors of the collective bargaining agreements at issue.

In October 2019, the FES Debtors and the unions objecting to confirmation of the plan of reorganization reached an agreement framework and the unions agreed to withdraw their objections to the plan of reorganization. On October 15, 2019, the Bankruptcy Court held a hearing to confirm the FES Debtors’ plan of reorganization, and on October 16, 2019, entered a final order confirming the FES Debtors' plan of reorganization. On October 29, 2019, several parties, including FERC, filed notices of appeal with the United States District Court for the Northern District of Ohio appealing the Bankruptcy Court’s final order approving FES Debtors’ plan of reorganization. The emergence of the FES Debtors from bankruptcy pursuant to the confirmed plan of reorganization is subject to the satisfaction of certain conditions, including approvals from the FERC and NRC.

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
FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change

Revenues	$2,963	$3,064	$(101)	(3)%	$8,362	$8,551	$(189)	(2)%

Operating expenses	2,282	2,354	(72)	(3)%	6,467	6,561	(94)	(1)%

Operating income	681	710	(29)	(4)%	1,895	1,990	(95)	(5)%

Other expenses, net	(185)	(190)	5	3%	(529)	(647)	118	18%

Income before income taxes	496	520	(24)	(5)%	1,366	1,343	23	2%

Income taxes	107	121	(14)	(12)%	281	455	(174)	(38)%

Income from continuing operations	389	399	(10)	(3)%	1,085	888	197	22%

Discontinued operations, net of tax	2	(857)	859	NM	(62)	322	(384)	NM

Net income (loss)	$391	$(458)	$849	185%	$1,023	$1,210	$(187)	(15)%

* NM = not meaningful

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 14, “Segment Information,” of the Notes to Consolidated Financial Statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Summary of Results of Operations — Third Quarter 2019 Compared with Third Quarter 2018

Financial results for FirstEnergy’s business segments in the third quarter of 2019 and 2018 were as follows:

Third Quarter 2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,571	$371	$(33)	$2,909
Other	65	4	(15)	54
Total Revenues	2,636	375	(48)	2,963

Operating Expenses:
Fuel	122	—	—	122
Purchased power	794	—	4	798
Other operating expenses	715	75	(32)	758
Provision for depreciation	215	71	18	304
Amortization of regulatory assets, net	42	1	—	43
General taxes	197	53	7	257
Total Operating Expenses	2,085	200	(3)	2,282

Operating Income (Loss)	551	175	(45)	681

Other Income (Expense):
Miscellaneous income, net	36	4	17	57
Interest expense	(124)	(49)	(88)	(261)
Capitalized financing costs	10	9	—	19
Total Other Expense	(78)	(36)	(71)	(185)

Income (Loss) Before Income Taxes (Benefits)	473	139	(116)	496
Income taxes (benefits)	103	26	(22)	107
Income (Loss) From Continuing Operations	370	113	(94)	389
Discontinued operations, net of tax	—	—	2	2
Net Income (Loss)	$370	$113	$(92)	$391

Third Quarter 2018 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,698	$341	$(30)	$3,009
Other	68	5	(18)	55
Total Revenues	2,766	346	(48)	3,064

Operating Expenses:
Fuel	137	—	—	137
Purchased power	873	—	3	876
Other operating expenses	663	68	8	739
Provision for depreciation	202	64	17	283
Amortization of regulatory assets, net	65	2	—	67
General taxes	197	49	6	252
Total Operating Expenses	2,137	183	34	2,354

Operating Income (Loss)	629	163	(82)	710

Other Income (Expense):
Miscellaneous income, net	34	4	11	49
Interest expense	(127)	(43)	(85)	(255)
Capitalized financing costs	6	9	1	16
Total Other Expense	(87)	(30)	(73)	(190)

Income (Loss) Before Income Taxes (Benefits)	542	133	(155)	520
Income taxes (benefits)	126	34	(39)	121
Income (Loss) From Continuing Operations	416	99	(116)	399
Discontinued operations, net of tax	—	—	(857)	(857)
Net Income (Loss)	$416	$99	$(973)	$(458)

Changes Between Third Quarter 2019 and Third Quarter 2018 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$(127)	$30	$(3)	$(100)
Other	(3)	(1)	3	(1)
Total Revenues	(130)	29	—	(101)

Operating Expenses:
Fuel	(15)	—	—	(15)
Purchased power	(79)	—	1	(78)
Other operating expenses	52	7	(40)	19
Provision for depreciation	13	7	1	21
Amortization of regulatory assets, net	(23)	(1)	—	(24)
General taxes	—	4	1	5
Total Operating Expenses	(52)	17	(37)	(72)

Operating Income (Loss)	(78)	12	37	(29)

Other Income (Expense):
Miscellaneous income, net	2	—	6	8
Interest expense	3	(6)	(3)	(6)
Capitalized financing costs	4	—	(1)	3
Total Other Expense	9	(6)	2	5

Income (Loss) Before Income Taxes (Benefits)	(69)	6	39	(24)
Income taxes (benefits)	(23)	(8)	17	(14)
Income (Loss) From Continuing Operations	(46)	14	22	(10)
Discontinued operations, net of tax	—	—	859	859
Net Income (Loss)	$(46)	$14	$881	$849

Regulated Distribution — Third Quarter 2019 Compared with Third Quarter 2018

Regulated Distribution’s operating results decreased $46 million in the third quarter of 2019, as compared to the same period of 2018, primarily resulting from the SCOH ruling that ceased collection of Rider DMR and lower weather-related customer usage.

Revenues —

The $130 million decrease in total revenues resulted from the following sources:

	For the Three Months Ended September 30,
Revenues by Type of Service	2019	2018	Decrease
	(In millions)
Distribution services(1)	$1,482	$1,506	$(24)

Generation sales:
Retail	989	1,059	(70)
Wholesale	100	133	(33)
Total generation sales	1,089	1,192	(103)

Other	65	68	(3)
Total Revenues	$2,636	$2,766	$(130)

(1) Includes $25 million and $66 million of ARP revenues for the three months ended September 30, 2019 and 2018, respectively.

Distribution services revenues decreased $24 million in the third quarter of 2019, as compared to the same period of 2018, primarily resulting from the SCOH ruling that ceased collection of Rider DMR and lower weather-related customer usage, partially offset by the implementation of NJ Zero Emission Program in June 2019 and higher rates associated with the recovery of deferred costs. Distribution deliveries by customer class are summarized in the following table:

	For the Three Months Ended September 30,
Electric Distribution MWH Deliveries	2019	2018	Decrease
	(In thousands)
Residential	15,306	15,657	(2.2)%
Commercial	10,013	10,412	(3.8)%
Industrial	14,477	14,618	(1.0)%
Other	135	137	(1.5)%
Total Electric Distribution MWH Deliveries	39,931	40,824	(2.2)%

Lower distribution deliveries to residential and commercial customers primarily reflect lower weather-related usage resulting from cooling degree days that were 9% below 2018, but 22% above normal. Deliveries to industrial customers reflect lower automotive, steel and chemical customer usage, partially offset by higher shale customer usage.

The following table summarizes the price and volume factors contributing to the $103 million decrease in generation revenues for the third quarter of 2019, as compared to the same period of 2018:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$6
Change in prices	(76)
(70)
Wholesale:
Change in sales volumes	(2)
Change in prices	(8)
Capacity revenue	(23)
(33)
Decrease in Generation Revenues	$(103)

Total generation provided by alternative suppliers as a percentage of total MWH deliveries was flat. The decrease in retail generation prices primarily resulted from lower non-shopping generation auction rates in Pennsylvania and New Jersey, lower ENEC rate in West Virginia and rate reductions resulting from the Tax Act.

Wholesale generation revenues decreased $33 million in the third quarter of 2019, as compared to the same period in 2018, primarily due to lower spot market prices and capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses decreased $52 million in the third quarter of 2019, as compared to the same period of 2018, primarily due to the following:

•	Fuel expense decreased $15 million in 2019, as compared to the same period of 2018, primarily due to lower unit costs.

•
Purchased power costs were $79 million lower in the third quarter of 2019, as compared to the same period in 2018, primarily due to lower unit costs and capacity expense, partially offset by the implementation of the NJ Zero Emission Program in June 2019.

Source of Change in Purchased Power	Increase (Decrease)

(In millions)
Purchases from non-affiliates:
Change due to decreased unit costs	$(41)
Change due to volumes	47
6
Purchases from affiliates:
Change due to decreased unit costs	(3)
Change due to volumes	(48)
(51)
Capacity expense	(34)
Decrease in Purchased Power Costs	$(79)

•	Other operating expenses increased $52 million in the third quarter of 2019, as compared to the same period of 2018, primarily due to the following:

•	Increased storm restoration costs of $19 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.

•
Higher network transmission expenses of $44 million, reflecting increased transmission costs as well as the absence of the FERC settlement during the third quarter of 2018, which reallocated certain transmission costs across utilities in PJM and resulted in a refund to the Ohio Companies. Except for certain transmission costs and credits at the Ohio Companies recognized in 2018, the difference between current revenues and transmission costs incurred are deferred for future recovery or refund, resulting in no material impact on current period earnings.

•
Higher operating and maintenance expense of $5 million, primarily associated with higher employee benefit costs and regulated generation maintenance activities, partially offset by lower regulated generation support costs and transactions now accounted for as finance leases. As a result of the adoption of the new lease accounting standard, financing lease expenses that were recognized in other operating expenses are now recognized in depreciation and interest expense.

•
Higher vegetation management spend of $6 million, partially offset by lower energy efficiency and other program costs of $2 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.

•	The absence of $20 million in costs associated with the 2018 voluntary enhanced retirement package.

•
Depreciation expense increased $13 million in the third quarter of 2019, as compared to the same period of 2018, primarily due to a higher asset base and transactions now accounted for as finance leases, as discussed above.

•
Amortization expense decreased $23 million in the third quarter of 2019, as compared to the same period of 2018, primarily due to higher storm restoration cost deferrals, partially offset by lower deferrals of generation and transmission expenses, including the FERC settlement discussed above.

Other Expenses —

Other Expense decreased $9 million in the third quarter of 2019, as compared to the same period of 2018, primarily due to lower interest expense from debt maturities and refinancings, higher capitalized financing costs, and the absence of 2018 special termination costs, partially offset by higher pension and OPEB non-service costs and transactions now accounted for as finance leases, as discussed above.

Income Taxes —

Regulated Distribution’s effective tax rate was 21.8% and 23.2% for the three months ended September 30, 2019 and 2018, respectively. The lower effective tax rate in 2019 was primarily due to the amortization of net excess deferred income taxes resulting from Tax Act settlements and orders with certain regulatory commissions.

Regulated Transmission — Third Quarter 2019 Compared with Third Quarter 2018

Regulated Transmission’s operating results increased $14 million in the third quarter of 2019, as compared to the same period of 2018, primarily due to the impact of a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

Revenues —

Total revenues increased $29 million in the third quarter of 2019, as compared to the same period of 2018, primarily due to recovery of incremental operating expenses and a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended September 30,		Increase
Revenues by Transmission Asset Owner	2019	2018	(Decrease)
	(In millions)
ATSI	$185	$168	$17
TrAIL	57	62	(5)
MAIT	59	44	15
Other	74	72	2
Total Revenues	$375	$346	$29

Operating Expenses —

Total operating expenses increased $17 million in the third quarter of 2019, as compared to the same period of 2018, primarily due to higher operating and maintenance expenses as well as higher property taxes and depreciation due to a higher asset base. The majority of the increases were recovered through formula rates at ATSI and MAIT, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $6 million in the third quarter of 2019, as compared to the same period of 2018, primarily due to higher interest expense associated with new debt issuances at FET.

Income Taxes —

Regulated Transmission’s effective tax rate was 18.7% and 25.6% for the three months ended September 30, 2019 and 2018, respectively. The lower effective tax rate in 2019 was primarily due to the amortization of net excess deferred income taxes resulting from FERC guidance related to the Tax Act.
Corporate / Other — Third Quarter 2019 Compared with Third Quarter 2018

Financial results from the Corporate/Other operating segment resulted in a $22 million increase in income from continuing operations in the third quarter of 2019, as compared to the same period of 2018, primarily due to lower operating expenses as a result of the absence of remeasuring the ARO of McElroy’s Run, higher returns on certain equity method investments and lower non-operating expenses.

For the three months ended September 30, 2019, FirstEnergy recorded income from discontinued operations, net of tax of $2 million compared to a loss of $857 million for the three months ended September 30, 2018. The change in discontinued operations, net of tax was primarily due to the absence of an $834 million loss on deconsolidation of FES and FENOC.

Summary of Results of Operations — First Nine Months of 2019 Compared with First Nine Months of 2018

Financial results for FirstEnergy’s business segments in the first nine months of 2019 and 2018 were as follows:

First Nine Months 2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$7,214	$1,090	$(96)	$8,208
Other	187	13	(46)	154
Total Revenues	7,401	1,103	(142)	8,362

Operating Expenses:
Fuel	382	—	—	382
Purchased power	2,177	—	13	2,190
Other operating expenses	2,116	205	(178)	2,143
Provision for depreciation	644	211	55	910
Amortization of regulatory assets, net	79	6	—	85
General taxes	572	156	29	757
Total Operating Expenses	5,970	578	(81)	6,467

Operating Income (Loss)	1,431	525	(61)	1,895

Other Income (Expense):
Miscellaneous income, net	128	12	51	191
Interest expense	(370)	(142)	(261)	(773)
Capitalized financing costs	27	25	1	53
Total Other Expense	(215)	(105)	(209)	(529)

Income (Loss) Before Income Taxes (Benefits)	1,216	420	(270)	1,366
Income taxes (benefits)	259	87	(65)	281
Income (Loss) From Continuing Operations	957	333	(205)	1,085
Discontinued operations, net of tax	—	—	(62)	(62)
Net Income (Loss)	$957	$333	$(267)	$1,023

First Nine Months 2018 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$7,497	$996	$(107)	$8,386
Other	197	14	(46)	165
Total Revenues	7,694	1,010	(153)	8,551

Operating Expenses:
Fuel	404	—	—	404
Purchased power	2,391	—	2	2,393
Other operating expenses	2,227	182	(46)	2,363
Provision for depreciation	598	187	58	843
Amortization (deferral) of regulatory assets, net	(194)	6	—	(188)
General taxes	576	144	26	746
Total Operating Expenses	6,002	519	40	6,561

Operating Income (Loss)	1,692	491	(193)	1,990

Other Income (Expense):
Miscellaneous income, net	146	11	7	164
Interest expense	(384)	(124)	(350)	(858)
Capitalized financing costs	18	28	1	47
Total Other Expense	(220)	(85)	(342)	(647)

Income (Loss) Before Income Taxes (Benefits)	1,472	406	(535)	1,343
Income taxes (benefits)	357	104	(6)	455
Income (Loss) From Continuing Operations	1,115	302	(529)	888
Discontinued operations, net of tax	—	—	322	322
Net Income (Loss)	$1,115	$302	$(207)	$1,210

Changes Between First Nine Months 2019 and First Nine Months 2018 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$(283)	$94	$11	$(178)
Other	(10)	(1)	—	(11)
Total Revenues	(293)	93	11	(189)

Operating Expenses:
Fuel	(22)	—	—	(22)
Purchased power	(214)	—	11	(203)
Other operating expenses	(111)	23	(132)	(220)
Provision for depreciation	46	24	(3)	67
Amortization (deferral) of regulatory assets, net	273	—	—	273
General taxes	(4)	12	3	11
Total Operating Expenses	(32)	59	(121)	(94)

Operating Income (Loss)	(261)	34	132	(95)

Other Income (Expense):
Miscellaneous income (expense), net	(18)	1	44	27
Interest expense	14	(18)	89	85
Capitalized financing costs	9	(3)	—	6
Total Other Expense	5	(20)	133	118

Income (Loss) Before Income Taxes (Benefits)	(256)	14	265	23
Income taxes (benefits)	(98)	(17)	(59)	(174)
Income (Loss) From Continuing Operations	(158)	31	324	197
Discontinued operations, net of tax	—	—	(384)	(384)
Net Income (Loss)	$(158)	$31	$(60)	$(187)

Regulated Distribution — First Nine Months of 2019 Compared with First Nine Months of 2018

Regulated Distribution’s net income decreased $158 million in the first nine months of 2019, as compared to the same period of 2018, primarily resulting from the SCOH ruling that ceased collection of Rider DMR, the absence of the reversal of a reserve on recoverability of certain REC purchases in Ohio, the net impact of a FERC settlement that reallocated certain transmission costs, and lower revenues associated with decreased weather-related usage.

Revenues —

The $293 million decrease in total revenues resulted from the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2019	2018	Decrease
	(In millions)
Distribution services(1)	$4,045	$4,139	$(94)

Generation sales:
Retail	2,853	2,981	(128)
Wholesale	316	377	(61)
Total generation sales	3,169	3,358	(189)

Other	187	197	(10)
Total Revenues	$7,401	$7,694	$(293)

(1) Includes $142 million and $190 million of ARP revenues for the nine months ended September 30, 2019 and 2018, respectively.

Distribution services revenues decreased $94 million in the first nine months of 2019, as compared to the same period of 2018, primarily resulting from the SCOH ruling that ceased collection of Rider DMR, lower weather-related customer usage, and the implementation of rate orders and settlements related to the Tax Act, partially offset by implementation of NJ Zero Emission Program in June 2019 and higher rates associated with the recovery of deferred costs. Distribution deliveries by customer class are summarized in the following table:

	For the Nine Months Ended September 30,
Electric Distribution MWH Deliveries	2019	2018	Decrease
	(In thousands)
Residential	41,311	42,730	(3.3)%
Commercial	28,496	29,365	(3.0)%
Industrial	42,032	42,663	(1.5)%
Other	413	418	(1.2)%
Total Electric Distribution MWH Deliveries	112,252	115,176	(2.5)%
Lower distribution deliveries to residential and commercial customers primarily reflect lower weather-related usage resulting from cooling degree days that were 14% below 2018, but 15% above normal, as well as, heating degree days that were 4% below 2018, and 5% below normal. Deliveries to industrial customers reflect lower steel and automotive customer usage, partially offset by higher shale customer usage.

The following table summarizes the price and volume factors contributing to the $189 million decrease in generation revenues for the first nine months of 2019, as compared to the same period of 2018:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$8
Change in prices	(136)
(128)
Wholesale:
Change in sales volumes	(9)
Change in prices	(33)
Capacity revenue	(19)
(61)
Decrease in Generation Revenues	$(189)

Total generation provided by alternative suppliers as a percentage of total MWH deliveries was flat. The decrease in retail generation prices primarily resulted from lower non-shopping generation auction rates in Pennsylvania and lower ENEC rate in West Virginia, which included rate reductions resulting from the Tax Act.

Wholesale generation revenues decreased $61 million in the first nine months of 2019, as compared to the same period in 2018, primarily due to lower spot market prices and capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses decreased $32 million, primarily due to the following:

•	Fuel costs were $22 million lower during the first nine months of 2019, as compared to the same period of 2018, primarily due to lower unit costs.

•
Purchased power costs decreased $214 million during the first nine months of 2019, as compared to the same period of 2018, primarily due to lower unit costs, partially offset by the implementation of the NJ Zero Emission Program in June 2019.

Source of Change in Purchased Power	Increase (Decrease)

(In millions)
Purchases from non-affiliates:
Change due to decreased unit costs	$(148)
Change due to volumes	56
(92)
Purchases from affiliates:
Change due to decreased unit costs	(7)
Change due to volumes	(93)
(100)
Capacity	(22)
Decrease in Purchased Power Costs	$(214)

•	Other operating expenses decreased $111 million in the first nine months of 2019, as compared to the same period of 2018, primarily due to:

•	Decreased storm restoration costs of $123 million, which were deferred for future recovery, resulting in no material impact on current period earnings.

•
Lower energy efficiency and other program costs of $19 million, partially offset by higher vegetation management spend of $8 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.

•
Lower operating and maintenance expenses of $40 million, primarily associated with lower corporate support costs and transactions now accounted for as finance leases, partially offset by higher contractor spend and regulated generation maintenance activities. As a result of the adoption of the new lease accounting standard, financing lease expenses that were recognized in other operating expenses are now recognized in depreciation and interest expense in 2019.

•	The absence of $19 million in costs associated with the 2018 voluntary enhanced retirement package.

•
Higher net network transmission expenses of $82 million, reflecting increased transmission costs as well as the absence of the FERC settlement during the third quarter of 2018, which reallocated certain transmission costs across utilities in PJM and resulted in a refund to the Ohio Companies. Except for certain transmission costs and credits at the Ohio Companies recognized in 2018, the difference between current revenues and transmission costs incurred are deferred for future recovery or refund, resulting in no material impact on current period earnings.

•
Depreciation expense increased $46 million in the first nine months of 2019, as compared to the same period of 2018, primarily due to a higher rate base and transactions now accounted for as finance leases, as discussed above.

•
Amortization expense increased $273 million in the first nine months of 2019, as compared to the same period of 2018, primarily due to decreased deferral of storm restoration costs, the absence of the reversal of a liability at the Ohio Companies for an Ohio Supreme Court ruling regarding purchase of RECs, as well as lower deferrals of generation and transmission expenses, including the FERC settlement discussed above.

Other Expense —

Total other expense decreased $5 million in the first nine months of 2019, as compared to the same period of 2018, primarily due to lower interest expense from debt maturities and refinancings, higher capitalized financing costs, and the absence of 2018 special termination costs, partially offset by higher pension and OPEB non-service costs and transactions now accounted for as finance leases, as discussed above.

Income Taxes —

Regulated Distribution’s effective tax rate was 21.3% and 24.3% for the nine months ended September 30, 2019 and 2018, respectively. The lower effective tax rate in 2019 was primarily due to the amortization of net excess deferred income taxes resulting from Tax Act settlements and orders with certain regulatory commissions, and the remeasurement of uncertain tax positions during 2019.

Regulated Transmission — First Nine Months of 2019 Compared with First Nine Months of 2018

Regulated Transmission’s net income increased $31 million in the first nine months of 2019, as compared to the same period of 2018, primarily resulting from the impact of a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

Revenues —

Total revenues increased $93 million, primarily due to the recovery of incremental operating expenses and a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

The following table shows revenues by transmission asset owner:

	For the Nine Months Ended September 30,
Revenues by Transmission Asset Owner	2019	2018	Increase (Decrease)
	(In millions)
ATSI	$545	$495	$50
TrAIL	178	190	(12)
MAIT	160	109	51
Other	220	216	4
Total Revenues	$1,103	$1,010	$93

Operating Expenses —

Total operating expenses increased $59 million in the first nine months of 2019, as compared to the same period of 2018, primarily due to higher operating and maintenance expenses as well as higher property taxes and depreciation due to a higher asset base. The majority of the increases were recovered through formula rates at ATSI and MAIT, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $20 million in the first nine months of 2019, as compared to the same period of 2018, primarily due to higher interest expense associated with new debt issuances at ATSI, MAIT and FET.

Income Taxes —

Regulated Transmission’s effective tax rate was 20.7% and 25.6% for the nine months ended September 30, 2019 and 2018, respectively. The lower effective tax rate in 2019 was primarily due to the amortization of net excess deferred income taxes resulting from FERC guidance related to the Tax Act.
Corporate / Other — First Nine Months of 2019 Compared with First Nine Months of 2018

Financial results from the Corporate/Other operating segment and reconciling adjustments resulted in a $324 million increase in income from continuing operations in the first nine months of 2019, as compared to the same period of 2018, primarily due to lower income taxes from the absence of a $126 million charge in the first quarter of 2018 associated with the remeasurement of state deferred taxes in West Virginia when FES and FENOC were removed from the unitary group following their bankruptcy filing on March 31, 2018. Lower interest expense of $89 million was due to the absence of make-whole payments, and lower other operating expenses of $132 million were primarily due to lower incurred corporate support costs in continuing operations related to FES and FENOC and the absence of remeasuring the ARO of McElroy’s Run. Although the operations of FES and FENOC for the first quarter of 2018 (prior to deconsolidation on March 31, 2018) are reflected as discontinued operations, certain allocated corporate support costs to FES and FENOC continue to be reflected in continuing operations. Additionally, higher net miscellaneous income was primarily due to higher returns on certain equity method investments and lower non-operating expenses.

For the nine months ended September 30, 2019, FirstEnergy recorded a loss from discontinued operations, net of tax of $62 million compared to income of $322 million for the nine months ended September 30, 2018. The change in discontinued operations, net of tax was primarily due to the absence of a $405 million gain on deconsolidation of FES and FENOC.
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

The following table provides information about the composition of net regulatory assets and liabilities as of September 30, 2019, and December 31, 2018, and the changes during the nine months ended September 30, 2019:

Net Regulatory Assets (Liabilities) by Source	September 30, 2019	December 31, 2018	Change
	(In millions)
Regulatory transition costs	$(4)	$49	$(53)
Customer payables for future income taxes	(2,682)	(2,725)	43
Nuclear decommissioning and spent fuel disposal costs	(198)	(148)	(50)
Asset removal costs	(771)	(787)	16
Deferred transmission costs	145	170	(25)
Deferred generation costs	186	202	(16)
Deferred distribution costs	169	208	(39)
Contract valuations	65	72	(7)
Storm-related costs	541	500	41
Other	21	52	(31)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(2,528)	$(2,407)	$(121)

The following is a description of the regulatory assets and liabilities described above:

Regulatory transition costs - Includes the recovery of PN above-market NUG costs; JCP&L costs incurred during the transition to a competitive retail market and under-recovered during the period from August 1, 1999 through July 31, 2003; and JCP&L costs associated with BGS, capacity and ancillary services, net of revenues from the sale of the committed supply in the wholesale market. Amounts are amortized through 2021.

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

Deferred transmission costs - Primarily represents differences between revenues earned based on actual costs for the formula-rate Transmission Companies and the amounts billed. Amounts are recorded as a regulatory asset or liability and recovered or refunded, respectively, in subsequent periods.

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

Contract valuations - Includes the changes in fair value of PN above-market NUG costs and the amortization of purchase accounting adjustments at MP and PE which were recorded in connection with the AE merger representing the fair value of NUG purchased power contracts (amortized over the life of the contracts with various end dates from 2027 through 2036).

Storm-related costs - Relates to the recovery of storm costs, which vary by jurisdiction. Approximately $204 million and $232 million are currently being recovered through rates as of September 30, 2019 and December 31, 2018, respectively.

The following table provides information about the composition of net regulatory assets that do not earn a current return as of September 30, 2019 and December 31, 2018, a majority of which are currently being recovered through rates over varying periods depending on the nature of the deferral and the jurisdiction. Additionally, certain regulatory assets, totaling approximately $110 million as of September 30, 2019, are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific order.

Regulatory Assets by Source Not Earning a Current Return	September 30, 2019	December 31, 2018	Change
	(In millions)
Regulatory transition costs	$9	$10	$(1)
Deferred transmission costs	35	87	(52)
Storm-related costs	449	363	86
Other	47	43	4
Regulatory Assets Not Earning a Current Return	$540	$503	$37
CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments, and contributions to its pension plan.

On January 22, 2018, FirstEnergy announced a $2.5 billion equity issuance, which included $1.62 billion in mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The shares of preferred stock participated in the dividend paid on common stock on an as-converted basis and were non-voting except in certain limited circumstances. The shares of preferred stock contain an optional conversion right, requiring mandatory conversion in July 2019, subject to certain exceptions noted below. Proceeds from the investment were used to reduce holding company debt by $1.45 billion and fund FirstEnergy’s pension plan as discussed below, with the remainder used for general corporate purposes. At the option of the preferred stockholders, 494,767 shares of preferred stock were converted into 18,044,018 shares of common stock in January 2019. On July 22, 2019, 28,302 shares of preferred stock automatically converted into 1,032,165 shares of common stock, and 181,520 shares of preferred stock remained unconverted as the holder reached the 4.9% cap as outlined in the terms of the preferred stock. The remaining 181,520 preferred stock shares were converted on August 1, 2019, into 6,619,985 shares of common stock. As of September 30, 2019, there are no preferred shares outstanding and 1,616,000 shares of preferred stock were converted into 58,935,078 shares of common stock.

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

As of September 30, 2019, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was due in large part to short-term borrowings of $1,000 million, currently payable long-term debt of $381 million, and other current liabilities of $1,084 million primarily attributable to interest, customer deposits and anticipated payments under the FES Bankruptcy settlement. Currently payable long-term debt as of September 30, 2019, consisted of the following:

Currently Payable Long-Term Debt	(In millions)
Unsecured notes	$250
Secured notes	50
Sinking fund requirements	65
Other notes	16
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

FirstEnergy had $1,000 million and $1,250 million of short-term borrowings as September 30, 2019 and December 31, 2018, respectively. FirstEnergy’s available liquidity from external sources as of October 31, 2019, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2022	$2,500	$2,494
FET(2)	Revolving	December 2022	1,000	1,000
		Subtotal	$3,500	$3,494
	Cash and cash equivalents		—	743
		Total	$3,500	$4,237

(1)	FE and the Utilities. Available liquidity includes impact of $6 million of LOCs issued under various terms.

(2)	Includes FET and the Transmission Companies.

The following table summarizes the borrowing sub-limits for each borrower under the facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of September 30, 2019:

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

As of September 30, 2019, the borrowers were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the respective Facilities. The minimum interest charge coverage ratio no longer applies following FE’s upgrade to an investment grade credit rating.

Term Loans

On October 19, 2018, FE entered into two separate syndicated term loan credit agreements, the first being a $1.25 billion 364-day facility with The Bank of Nova Scotia, as administrative agent, and the lenders identified therein, and the second being a $500 million two-year facility with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders identified therein, respectively, the proceeds of each were used to reduce short-term debt. The term loans contain covenants and other terms and conditions substantially similar to those of the FE revolving credit facility described above, including a consolidated debt to total capitalization ratio. Effective September 11, 2019, the two credit agreements noted above were amended to change the amounts available under the existing facilities from $1.25 billion and $500 million to $1 billion and $750 million, respectively, and extend the maturity dates until September 9, 2020, and September 11, 2021, respectively.

The initial borrowing of $1.75 billion under the new term loans, which took the form of a Eurodollar rate advance, may be converted from time to time, in whole or in part, to alternate base rate advances or other Eurodollar rate advances. Outstanding alternate base rate advances will bear interest at a fluctuating interest rate per annum equal to the sum of an applicable margin for alternate base rate advances determined by reference to FE’s reference ratings plus the highest of (i) the administrative agent’s publicly-announced “prime rate,” (ii) the sum of 1/2 of 1% per annum plus the Federal Funds Rate in effect from time to time and (iii) the rate of interest per annum appearing on a nationally-recognized service such as the Dow Jones Market Service (Telerate) equal to one-month LIBOR on each day plus 1%. Outstanding Eurodollar rate advances will bear interest at LIBOR for interest periods of one week or one, two, three or six months plus an applicable margin determined by reference to FE’s reference ratings. Changes in FE’s reference ratings would lower or raise its applicable margin depending on whether ratings improved or were lowered, respectively.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first nine months of 2019 was 2.43% per annum for the regulated companies’ money pool and 2.92% per annum for the unregulated companies’ money pool.

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of October 31, 2019:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook (1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB	Baa3	BBB-	—	—	—	BBB-	Baa3	BBB-	S	S	P
AGC	BBB-	Baa2	BBB	—	—	—	—	—	—	S	S	S
ATSI	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	S	S	P
CEI	BBB	Baa2	BBB	A-	A3	A-	BBB	Baa2	BBB+	S	S	P
FET	BBB	Baa2	BBB-	—	—	—	BBB-	Baa2	BBB-	S	S	P
JCP&L	BBB	Baa1	BBB	—	—	—	BBB	Baa1	BBB+	S	P	P
ME	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	S	S	P
MAIT	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	S	S	P
MP	BBB	Baa2	BBB	A-	A3	A-	BBB	Baa2	—	S	S	S
OE	BBB	A3	BBB	A-	A1	A-	BBB	A3	BBB+	S	P	P
PN	BBB	Baa1	BBB	—	—	—	BBB	Baa1	BBB+	S	S	P
Penn	BBB	A3	BBB	—	A1	A-	—	—	—	S	P	P
PE	BBB	Baa2	BBB	—	—	A-	—	—	—	S	S	S
TE	BBB	Baa1	BBB	A-	A2	A-	—	—	—	S	S	P
TrAIL	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	S	S	P
WP	BBB	A3	BBB	—	—	A-	—	—	—	S	S	P
(1) S = Stable and P = Positive

Debt capacity is subject to the consolidated debt-to-total-capitalization limits in the credit facilities previously discussed. As of September 30, 2019, FE and its subsidiaries could issue additional debt of approximately $8.5 billion, or incur a $4.6 billion reduction to equity, and remain within the limitations of the financial covenants required by the FE Facility.

Changes in Cash Position

As of September 30, 2019, FirstEnergy had $716 million of cash and cash equivalents and approximately $34 million of restricted cash compared to $367 million of cash and cash equivalents and approximately $62 million of restricted cash as of December 31, 2018, on the Consolidated Balance Sheets.

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

FirstEnergy’s Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of cash flow items from discontinued operations for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
(In millions)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from discontinued operations	$(62)	$322
Depreciation and amortization, including regulatory assets, net, intangible assets and deferred debt-related costs	—	110

Net cash provided from operating activities was $1,737 million during the first nine months of 2019, compared to $558 million in the same period of 2018. Key changes were as follows:

•	a $750 million decrease in cash contributions to the qualified pension plan;

•	higher transmission revenue reflecting a higher base rate and recovery of incremental operating expenses at ATSI and MAIT;

•	an increase in working capital primarily due to the timing of payments from customers;

•	lower storm costs; partially offset by

•	the absence of FES’ cash from operations from the first quarter of 2018.

Cash Flows From Financing Activities

In the first nine months of 2019, cash provided from financing activities was $665 million compared to $1,523 million in the same period of 2018. The following table summarizes new equity and debt financing, redemptions, repayments, make-whole premiums paid on debt redemptions, short-term borrowings and dividends:

	For the Nine Months Ended September 30,
Securities Issued or Redeemed / Repaid	2019	2018
	(In millions)
New Issues
Unsecured notes	$1,850	$550
Pollution Control Revenue Bonds	—	74
FMBs	250	—
	$2,100	$624

Preferred stock issuance	$—	$1,616

Common stock issuance	$—	$850

Redemptions / Repayments
Unsecured notes	$(725)	$(555)
Term loan	—	(1,450)
Pollution Control Revenue Bonds	—	(216)
Senior secured notes	(59)	(57)
	$(784)	$(2,278)

Make-whole premiums paid on debt redemptions	$—	$(89)

Short-term borrowings, net	$—	$1,400

Preferred stock dividend payments	$(6)	$(52)

Common stock dividend payments	$(609)	$(527)

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

On August 13, 2019, MP agreed to sell $200 million of FMBs in two tranches. On November 14, 2019, MP will settle $155 million of 3.23% FMBs due 2029 and $45 million of 3.93% FMBs due 2049.

On August 15, 2019, WP issued $150 million of 4.22% FMBs due 2059. Proceeds were used to refinance existing indebtedness, fund capital expenditures and for other general corporate purposes.

Cash Flows From Investing Activities

Cash used for investing activities in the first nine months of 2019 principally represented cash used for property additions. The following table summarizes investing activities for the first nine months of 2019 and 2018:

	For the Nine Months Ended September 30,		Increase
Cash Used for Investing Activities(1)	2019	2018	(Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$1,037	$1,011	$26
Regulated Transmission	835	836	(1)
Corporate / Other	40	95	(55)
Proceeds from asset sales	(18)	(419)	401
Investments	30	44	(14)
Notes receivable from affiliated companies	—	500	(500)
Asset removal costs	158	171	(13)
Other	(1)	(1)	—
	$2,081	$2,237	$(156)

(1) See Note 3, “Discontinued Operations,” for major classes of discontinued operations for cash used for investing activities.

Cash used for investing activities for the first nine months of 2019 decreased $156 million, compared to the same period of 2018, primarily due to the absence of FES’ borrowings from the committed line of credit available under the secured credit facility with FE during the first quarter of 2018, lower property additions and asset removal costs, partially offset by lower proceeds from asset sales.

The decrease in property additions was due to the following:

•	a decrease of $55 million at Corporate/Other due to lower competitive generation related investments; partially offset by

•	an increase of $26 million at Regulated Distribution due to investments in electric system improvements and modernization projects to increase reliability.

GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of September 30, 2019, was approximately $1.6 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of FES and FENOC
Surety Bonds - FG(1)	$200
Deferred compensation arrangements	143
343
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
AE Supply asset sales(2)	555
Deferred compensation arrangements	424
Fuel related contracts and other	13
992
FE’s Guarantees and Other Assurances
Global holding facility	145
Surety Bonds	135
LOCs and other	21
301
Total Guarantees and Other Assurances	$1,636

(1)
FE provides credit support for FG surety bonds for $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield’s Ferry CCR disposal site, respectively.

(2)
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

These credit-risk-related contingent features, or the margining provisions within bilateral agreements, stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining, which is the ability to secure additional collateral when needed, could be required. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2019:

Potential Collateral Obligations	AE Supply	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
At current credit rating	$1	$—	$—	$1
Upon further downgrade	—	40	—	40
Surety Bonds (collateralized amount)(1)	1	63	246	310
Total Exposure from Contractual Obligations	$2	$103	$246	$351

(1)
Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations (typical obligations require 30 days to cure). FE provides credit support for FG surety bonds for $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield’s Ferry CCR disposal site, respectively.

Other Commitments and Contingencies

FE is a guarantor under a $300 million syndicated senior secured term loan facility due March 3, 2020, under which Global Holding’s outstanding principal balance is $145 million as of September 30, 2019. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

The valuation of derivative contracts is based on observable market information. As of September 30, 2019, FirstEnergy has a net liability of $20 million in non-hedge derivative contracts that are primarily related to NUG contracts at certain of the Utilities. NUG contracts are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of September 30, 2019, the FirstEnergy pension plan assets were allocated approximately as follows: 29% in equity securities, 37% in fixed income securities, 10% in absolute return strategies, 7% in real estate, 2% in private equity, 4% in derivatives and 11% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. As a result of this contribution, FirstEnergy expects no required contributions through 2021. See Note 5, “Pension and Other Postemployment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans. Through September 30, 2019, FirstEnergy’s pension plan assets have earned approximately 17.4% as compared to an annual expected return on plan assets of 7.5%.

As of September 30, 2019, FirstEnergy’s OPEB plans were invested in fixed income and equity securities. Through September 30, 2019, FirstEnergy’s OPEB plans have earned approximately 12.8% as compared to an annual expected return on plan assets of 7.5%.

NDT funds have been established to satisfy JCP&L, ME and PN’s nuclear decommissioning obligations associated with TMI-2. As of September 30, 2019, approximately 54% of the funds were invested in fixed income securities, 41% of the funds were invested in equity securities and 5% were invested in short-term investments, with limitations related to concentration and investment grade ratings. The investments are carried at their market values of approximately $482 million, $361 million and $43 million for fixed income securities, equity securities and short-term investments, respectively, as of September 30, 2019, excluding $15 million of net receivables, payables and accrued income. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $36 million reduction in fair value as of September 30, 2019. A decline in the value of JCP&L, ME and PN’s NDTs or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During the nine months ended September 30, 2019, JCP&L, ME and PN made no contributions to the NDTs.

Interest Rate Risk

FirstEnergy recognizes net actuarial gains or losses for its pension and OPEB plans in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. A primary factor contributing to these actuarial gains and losses are changes in the discount rates used to value pension and OPEB obligations as of the measurement date of December 31 and the difference between expected and actual returns on the plans’ assets. FirstEnergy would anticipate an after-tax mark-to-market loss to be in the range of approximately $400 million to $1 billion assuming a discount rate of approximately 3.00% to 3.50% and a return on the pension and OPEB plans’ assets based on actual investment performance through September 30, 2019.
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

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to ratepayers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation, which were published in the NJ Register in the first quarter of 2018. JCP&L filed comments supporting the proposed rulemaking. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey. JCP&L is contesting this appeal but is unable to predict the outcome of this matter.

Also in December 2017, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On July 13, 2018, JCP&L filed an infrastructure plan, JCP&L Reliability Plus, which proposed to accelerate $386.8 million of electric distribution infrastructure investment over four years to enhance the reliability and resiliency of its distribution system and reduce the frequency and duration of power outages. On January 23, 2019, the NJBPU granted JCP&L’s request to temporarily suspend the procedural schedule in the matter pending settlement discussions. On April 23, 2019, JCP&L filed a Stipulation of Settlement with the NJBPU on behalf of the JCP&L, Rate Counsel, NJBPU Staff and New Jersey Large Energy Users Coalition, which provides that JCP&L will invest up to approximately $97 million in capital investments beginning on June 1, 2019 through December 31, 2020. JCP&L shall seek recovery of the capital investment through an accelerated cost recovery mechanism, provided for in the rules, that includes a revenue adjustment calculation and a process for two rate adjustments. On May 8, 2019, the NJBPU issued an order approving the Stipulation of Settlement without modifications. Pursuant to the Stipulation, JCP&L filed a petition on September 16, 2019, to seek approval of rate adjustments to provide for cost recovery established with JCP&L Reliability Plus.

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

OHIO

The Ohio Companies currently operate under ESP IV effective June 1, 2016, and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV continues a base distribution rate freeze through May 31, 2024 and continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. ESP IV also includes: (1) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (2) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (3) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

In addition, ESP IV provided for the Ohio Companies to collect through Rider DMR $132.5 million annually for three years beginning in 2017, grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. Revenues from Rider DMR are excluded from the significantly excessive earnings test. On appeal, the SCOH, on June 19, 2019, reversed the PUCO’s determination that Rider DMR is lawful, and remanded the matter to the PUCO with instructions to remove Rider DMR from ESP IV. On August 20, 2019, the SCOH denied the Ohio Companies’ motion for reconsideration. The PUCO entered an Order directing the Ohio Companies to cease further collection through Rider DMR, credit back to customers a refund of Rider DMR funds collected since July 2, 2019, and remove Rider DMR from ESP IV. The Ohio Companies filed revised tariffs to implement the refund of Rider DMR funds collected since July 2, 2019. On October 1, 2019, the Ohio Companies implemented PUCO approved tariffs to refund approximately $28 million to customers, including Rider DMR revenues billed from July 2, 2019 through August 31, 2019.

On July 15, 2019, OCC filed a Notice of Appeal with the SCOH, challenging the PUCO’s exclusion of Rider DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017 and claiming a $42 million refund is due to OE customers. The Ohio Companies intend to contest this appeal but are unable to predict the outcome of this matter.

Under Ohio law, the Ohio Companies are required to implement energy efficiency programs that achieve certain annual energy savings and total peak demand reductions. The Ohio Companies’ 2017-2019 plan includes a portfolio of energy efficiency programs targeted to a variety of customer segments. The Ohio Companies anticipate the cost of the plan will be approximately $268 million over the life of the plan and such costs are expected to be recovered through the Ohio Companies’ existing rate mechanisms. On November 21, 2017, the PUCO issued an order that approved the proposed plan with several modifications, including a cap on the Ohio Companies’ collection of program costs and shared savings set at 4% of the Ohio Companies’ total sales to customers. On October 15, 2019, the SCOH reversed the PUCO’s decision to impose the 4% cost-recovery cap and remanded the matter to the PUCO for approval of the portfolio plans without the cost-recovery cap.

On July 23, 2019, Ohio enacted legislation establishing support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, the legislation included a provision implementing a decoupling mechanism for Ohio electric utilities. The legislation also is ending current energy efficiency program mandates on December 31, 2020, provided statewide energy efficiency mandates are achieved as determined by the PUCO. On October 23, 2019, the PUCO solicited comments on whether the PUCO should terminate the energy efficiency programs once the statewide energy efficiency mandates are achieved. The Ohio Companies plan to apply to the PUCO for approval of the decoupling mechanism later this year, which would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. Opponents to the legislation are petitioning to submit the legislation to a statewide referendum on the November 2020 ballot, and stay its effect unless and until approved by a majority of Ohio voters. On September 4, 2019, a lawsuit was filed with the SCOH, challenging the referendum on the grounds that the provisions supporting nuclear energy are a new tax and taxes cannot be overturned by referendum. On October 7, 2019, petitioners filed a lawsuit in the U.S. District Court for the Southern District of Ohio challenging various Ohio legal requirements for a referendum, and seeking additional time to gather signatures in support of a referendum. Petitioners did not meet the October 21, 2019 deadline to file the necessary number of petition signatures. On October 23, 2019, legislation went into effect. The U.S. District Court denied petitioners’ request for more time, and certified questions of state law to the SCOH to answer.

In February 2016, the Ohio Companies filed a Grid Modernization Business Plan for PUCO consideration and approval, as required by the terms of ESP IV. On December 1, 2017, the Ohio Companies filed an application with the PUCO for approval of a DPM Plan, a portfolio of distribution platform investment projects, which are designed to modernize the Ohio Companies’ distribution grid, prepare it for further grid modernization projects, and provide customers with immediate reliability benefits. Also, on January 10, 2018, the PUCO opened a case to consider the impacts of the Tax Act on Ohio utilities’ rates and determine the appropriate course of action to pass benefits on to customers. On November 9, 2018, the Ohio Companies filed a settlement agreement that provides for the implementation of the first phase of grid modernization plans, including the investment of $516 million over three years to modernize the Ohio Companies’ electric distribution system, and for all tax savings associated with the Tax Act to flow back to customers. As part of the agreement, the Ohio Companies also filed an application for approval of a rider to return the remaining tax savings to customers following PUCO approval of the settlement. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The settlement has broad support, including PUCO Staff, the OCC, representatives of industrial and commercial customers, a low-income advocate, environmental advocates, hospitals, competitive generation suppliers and other parties. On July 17, 2019, the PUCO approved the settlement agreement with no material modifications. On August 16, 2019, environmental advocates who were not parties to the settlement filed an application for rehearing challenging the PUCO’s approval of the settlement. On September 11, 2019, the PUCO denied the application for rehearing.

The Ohio Companies’ Rider NMB is designed to recover NMB transmission-related costs imposed on or charged to the Ohio Companies by FERC or PJM. On December 14, 2018, the Ohio Companies filed an application for a review of their 2019 Rider NMB, including recovery of future Legacy RTEP costs and previously absorbed Legacy RTEP costs, net of refunds received from PJM. On February 27, 2018, the PUCO issued an order directing the Ohio Companies to file revised final tariffs recovering Legacy RTEP costs incurred since May 31, 2018, but excluding recovery of approximately $95 million in Legacy RTEP costs incurred prior to May 31, 2018, net of refunds received from PJM. The PUCO solicited comments on whether the Ohio Companies should be permitted to recover the Legacy RTEP charges incurred prior to May 31, 2018. The Ohio Companies, OCC and OMAEG filed comments on March 29, 2019. The Ohio Companies filed reply comments on April 15, 2019. On October 9, 2019, the PUCO approved the recovery of the $95 million of previously excluded Legacy RTEP charges.

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

Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. The 2019-2023 DSPs also include modifications to the Pennsylvania Companies’ POR programs in order to continue their clawback pilot program as a long-term, permanent program term, modifications to the Pennsylvania Companies’ customer class definitions to allow for the introduction of hourly priced default service to customers at or above 100kW, customer assistance program shopping limitations, and script modifications related to the Pennsylvania Companies’ customer referral programs.

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

Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. LTIIPs outlining infrastructure improvement plans for PPUC review and approval must be filed prior to approval of a DSIC. On June 14, 2017, the PPUC approved modified LTIIPs for ME, PN and Penn for the remaining years of 2017 through 2020 to provide additional support for reliability and infrastructure investments. On September 20, 2018, following a periodic review of the LTIIPs as required by regulation once every five years, the PPUC entered an Order concluding that the Pennsylvania Companies have substantially adhered to the schedules and expenditures outlined in their LTIIPs, but that changes to the LTIIPs as designed are necessary to maintain and improve reliability and directed the Pennsylvania Companies to file modified or new LTIIPs. On January 18, 2019, the Pennsylvania Companies filed modifications to their current LTIIPs that would terminate those LTIIPs at the end of 2019, and proposed revised LTIIP spending in 2019 of approximately $45 million by ME, $25 million by PN, $26 million by Penn and $51 million by WP. The Pennsylvania Companies also committed to making filings later in 2019, which would propose new LTIIPs for the 2020 through 2024 period. On May 23, 2019, the PPUC issued an order approving the Pennsylvania Companies’ Modified LTIIPs as filed. On August 30, 2019, the Pennsylvania Companies filed individual Petitions for approval of proposed LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On September 30, 2019, the Pennsylvania OCA submitted comments on the Pennsylvania Companies’ LTIIPs. A PPUC decision is expected by year-end.

The Pennsylvania Companies’ approved DSIC riders for quarterly cost recovery went into effect July 1, 2016, subject to hearings and refund or reallocation among customer classes. In the January 19, 2017 order approving the Pennsylvania Companies’ general rate cases, the PPUC added an additional issue to the DSIC proceeding to include whether ADIT should be included in DSIC calculations. On February 2, 2017, the parties to the DSIC proceeding submitted a Joint Settlement to the ALJ that resolved the issues that were pending from the order issued on June 9, 2016. On April 19, 2018, the PPUC approved the Joint Settlement without modification and reversed the ALJ’s previous decision that would have required the Pennsylvania Companies to reflect all federal and state income tax deductions related to DSIC-eligible property in currently effective DSIC rates. On May 21, 2018, the Pennsylvania OCA filed an appeal with the Pennsylvania Commonwealth Court of the PPUC’s decision of April 19, 2018. On June 11, 2018, the Pennsylvania Companies filed a Notice of Intervention in the Pennsylvania OCA’s appeal to the Commonwealth Court. On July 11, 2019, the Commonwealth Court issued an opinion and order reversing the PPUC’s decision of April 19, 2018 and remanding the matter to the PPUC to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. On July 25, 2019, the PPUC and the Pennsylvania Companies filed separate Applications for Reargument of the Commonwealth Court’s July 11, 2019 Opinion and Order. The Applications were denied by the Commonwealth Court by Orders entered September 4, 2019. On October 7, 2019, the PPUC and the Pennsylvania Companies filed separate Petitions for Allowance of Appeal of the Commonwealth Court’s Opinion and Order to the Pennsylvania Supreme Court. On August 30, 2019, Penn filed a Petition seeking approval of a waiver of the statutory DSIC cap of 5% of distribution rate revenue and approval to increase the maximum allowable DSIC to 11.81% of distribution rate revenue for the five-year period of its proposed LTIIP. The Pennsylvania Office of Small Business Advocate and the Pennsylvania OCA have opposed Penn’s Petition. On September 20, 2019, Penn filed its direct testimony in support of its Petition.

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

On August 21, 2019, MP and PE filed with the WVPSC their annual ENEC case requesting a decrease in ENEC rates of $6.1 million beginning January 1, 2020, representing a 0.4% decrease in rates versus those in effect on August 21, 2019.  On October 11, 2019, MP and PE filed a supplement requesting approval of the termination of the 50 MW PPA with Morgantown Energy Associates, a NUG entity. A settlement between MP, PE, and the majority of the intervenors fully resolving the ENEC case, which maintains 2019 ENEC rates into 2020, and supports the termination of the Morgantown Energy Associates PPA was filed with the WVPSC on October 18, 2019. A hearing has been set for December 11, 2019 to consider the settlement, and an order is expected in December 2019 for rates effective January 1, 2020.

On August 21, 2019, MP and PE filed with the WVPSC for a reconciliation of their VMS and a periodic review of its vegetation management program requesting an increase in VMS rates of $7.6 million beginning January 1, 2020. The increase is due to moving from a 5-year maintenance cycle to a 4-year cycle and performing more operation and maintenance work and less capital work on the rights of way. The increase is a 0.5% increase in rates versus those in effect on August 21, 2019. The hearing in this matter has been set for December 11, 2019.

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

Federally-enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, AE Supply, and the Transmission Companies. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to six regional entities, including RFC. All of the facilities that FirstEnergy operates are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

Transmission ROE Methodology

In June 2014, FERC issued Opinion No. 531 revising its approach for calculating the discounted cash flow element of FERC’s ROE methodology and announcing the potential for a qualitative adjustment to the ROE methodology results. Parties appealed to the D.C. Circuit, and on April 14, 2017, that court issued a decision vacating FERC’s order and remanding the matter to FERC for further review. On October 16, 2018, FERC issued its order on remand, in which it proposed a revised ROE methodology. Specifically, in complaint proceedings alleging that an existing ROE is not just and reasonable, FERC proposes to rely on three financial models-discounted cash flow, capital-asset pricing, and expected earnings - to establish a composite zone of reasonableness to identify a range of just and reasonable ROEs. FERC then will utilize the transmission utility’s risk relative to other utilities within that zone of reasonableness to assign the transmission utility to one of three quartiles within the zone. FERC would take no further action (i.e., dismiss the complaint) if the existing ROE falls within the identified quartile. However, if the replacement ROE falls outside the quartile, FERC would deem the existing ROE presumptively unjust and unreasonable and would determine the replacement ROE. FERC would add a fourth financial model risk premium to the analysis to calculate a ROE based on the average point of central tendency for each of the four financial models. On March 21, 2019, FERC established NOIs to collect industry and stakeholder comments on the revised ROE methodology that is described in the October 16, 2018 decision, and also whether to make changes to FERC’s existing policies and practices for awarding transmission rates incentives. Any changes to FERC’s transmission rate ROE and incentive policies would be applied on a prospective basis. FirstEnergy currently is participating through various trade groups in the NOI comments, and any subsequent rulemaking and other proceedings.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to convert JCP&L’s existing stated transmission rate to a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020.

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

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. The D.C. Circuit ordered the EPA on July 28, 2015, to reconsider the CSAPR caps on NOx and SO2 emissions from power plants in 13 states, including Ohio, Pennsylvania and West Virginia. This follows the 2014 U.S. Supreme Court ruling generally upholding the EPA’s regulatory approach under CSAPR, but questioning whether the EPA required upwind states to reduce emissions by more than their contribution to air pollution in downwind states. The EPA issued a CSAPR update rule on September 7, 2016, reducing summertime NOx emissions from power plants in 22 states in the eastern U.S., including Ohio, Pennsylvania and West Virginia, beginning in 2017. Various states and other stakeholders appealed the CSAPR update rule to the D.C. Circuit in November and December 2016. On September 6, 2017, the D.C. Circuit rejected the industry’s bid for a lengthy pause in the litigation and set a briefing schedule. On September 13, 2019, the D.C. Circuit remanded the CSAPR update rule to the EPA citing that the rule did not eliminate upwind states’ significant contributions to downwind states’ air quality attainment requirements within applicable attainment deadlines. Depending on the outcome of the appeals, the EPA’s reconsideration of the CSAPR update rule and how the EPA and the states ultimately implement CSAPR, the future cost of compliance may materially impact FirstEnergy’s operations, cash flows and financial condition.

In February 2019, the EPA announced its final decision to retain without changes the NAAQS for SO2, specifically retaining the 2010 primary (health-based) 1-hour standard of 75 PPB. As of September 30, 2019, FirstEnergy has no power plants operating in areas designated as non-attainment by the EPA.

In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility’s NOx emissions significantly contribute to Delaware’s inability to attain the ozone NAAQS. The petition sought a short-term NOx emission rate limit of 0.125 lb/mmBTU over an averaging period of no more than 24 hours. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3 and Pleasants Units 1 and 2, significantly contribute to Maryland’s inability to attain the ozone NAAQS. The petition sought NOx emission rate limits for the 36 EGUs by May 1, 2017. On September 14, 2018, the EPA denied both the States of Delaware and Maryland’s petitions under CAA Section 126. In October 2018, Delaware and Maryland appealed the denials of their petitions to the D.C. Circuit. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 9 states (including Ohio, Pennsylvania and West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126. On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHG under the Clean Air Act” concluding that concentrations of several key GHGs constitutes an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. The EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On October 16, 2017, the EPA issued a proposed rule to repeal the CPP. To replace the CPP, the EPA proposed the ACE rule on August 21, 2018, which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that establishes guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired power plants. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of September 30, 2019, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $119 million have been accrued through September 30, 2019. Included in the total are accrued liabilities of approximately $83 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of September 30, 2019, JCP&L, ME and PN had in total approximately $871 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the transfer of: (i) the ownership and operating NRC licenses for TMI-2; (ii) the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) related liabilities of approximately $900 million as of September 30, 2019. There can be no assurance that the transfer will receive the required regulatory approvals and, even if approved, whether the conditions to the closing of the transfer will be satisfied.

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

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (Issued June 2016 and subsequently updated): ASU 2016-13 removes all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. FirstEnergy has analyzed its financial instruments within the scope of this guidance, primarily trade receivables and AFS debt securities, and does not expect a material impact to its financial statements upon adoption in 2020.

ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (Issued August 2018): ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customers in a software licensing arrangement. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. FirstEnergy does not expect a material impact to its financial statements upon adoption in 2020.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 12, “Regulatory Matters,” and Note 13, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

During the quarter ended September 30, 2019, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit Number		Description

	10.1
Amendment No. 1 to Term Loan Credit Agreement, dated as of September 11, 2019, among FirstEnergy Corp., as borrower, the banks named therein and The Bank of Nova Scotia, as administrative agent (incorporated by reference to FE’s Form 8-K filed September 17, 2019, Exhibit 10.1, File No. 333-21011).

	10.2
Amendment No. 1 to Term Loan Credit Agreement, dated as of September 11, 2019, among FirstEnergy Corp., as borrower, the banks named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FE’s Form 8-K filed September 17, 2019, Exhibit 10.2, File No. 333-21011).

(A) (B)	10.3	Amendment No. 2 to FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated January 14, 2009, dated as of September 18, 2019.
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a).
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a).
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

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
November 4, 2019

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer