Form 10-K
period 2019-12-31
FIRSTENERGY CORP
filed 2020-02-10
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the FISCAL YEAR ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission	Registrant; State of Incorporation;				I.R.S. Employer
File Number	Address; and Telephone Number				Identification No.

333-21011	FIRSTENERGY CORP				34-1843785
	(An	Ohio	Corporation)
	76 South Main Street
	Akron		OH	44308
	Telephone		(800)	736-3402

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value per share	FE	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☑

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
$22,724,895,037 as of June 30, 2019
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

CLASS	AS OF JANUARY 31, 2020
Common Stock, $0.10 par value	540,713,909

Documents Incorporated By Reference

PART OF FORM 10-K INTO WHICH
DOCUMENT	DOCUMENT IS INCORPORATED
Proxy Statement for 2020 Annual Meeting of Shareholders of FirstEnergy Corp. to be held May 19, 2020	Part III

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE	Allegheny Energy, Inc., a Maryland utility holding company that merged with a subsidiary of FirstEnergy on February 25, 2011, which subsequently merged with and into FE on January 1, 2014
AESC	Allegheny Energy Service Corporation, a subsidiary of FirstEnergy Corp.
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, formerly a generation subsidiary of AE Supply that became a wholly owned subsidiary of MP in May 2018
ATSI	American Transmission Systems, Incorporated, formerly a direct subsidiary of FE that became a subsidiary of FET in April 2012, which owns and operates transmission facilities
BSPC	Bay Shore Power Company
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
CES	Competitive Energy Services, formerly a reportable operating segment of FirstEnergy
FE	FirstEnergy Corp., a public utility holding company
FELHC	FirstEnergy License Holding Company
FENOC	FirstEnergy Nuclear Operating Company, a subsidiary of FE, which operates NG's nuclear generating facilities
FES
FirstEnergy Solutions Corp., together with its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C., and FGMUC, which provides energy-related products and services

FES Debtors	FES and FENOC
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, formerly known as Allegheny Energy Transmission, LLC, which is the parent of ATSI, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	FirstEnergy Generation, LLC, a wholly owned subsidiary of FES, which owns and operates non-nuclear generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a wholly owned subsidiary of FG, which has certain leasehold interests in a portion of Unit 1 at the Bruce Mansfield plant
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPU	GPU, Inc., former parent of JCP&L, ME and PN, that merged with FE on November 7, 2001
GPUN	GPU Nuclear, Inc., a subsidiary of FE, which operates TMI-2
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	FirstEnergy Nuclear Generation, LLC, a wholly owned subsidiary of FES, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ACE	Affordable Clean Energy	EDC	Electric Distribution Company
ADIT	Accumulated Deferred Income Taxes	EDCP	Executive Deferred Compensation Plan
AEP	American Electric Power Company, Inc.	EDIS	Electric Distribution Investment Surcharge
AFS	Available-for-sale	EE&C	Energy Efficiency and Conservation
AFUDC	Allowance for Funds Used During Construction	EGS	Electric Generation Supplier
ALJ	Administrative Law Judge	EGU	Electric Generation Units
AMT	Alternative Minimum Tax	EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ANI	American Nuclear Insurers	ENEC	Expanded Net Energy Cost
AOCI	Accumulated Other Comprehensive Income	EPA	United States Environmental Protection Agency
ARO	Asset Retirement Obligation	EPS	Earnings per Share
ARP	Alternative Revenue Program	ERO	Electric Reliability Organization
ASC	Accounting Standard Codification	ESOP	Employee Stock Ownership Plan
ASU	Accounting Standards Update	ESP IV	Electric Security Plan IV
AYE DCD	Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors	Facebook®	Facebook is a registered trademark of Facebook, Inc.
AYE Director's Plan	Allegheny Energy, Inc. Non-Employee Director Stock Plan	FASB	Financial Accounting Standards Board
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	FE Tomorrow
FirstEnergy's initiative launched in late 2016 to identify its optimal organizational structure and properly align corporate costs and systems to efficiently support a fully regulated company going forward

Bath County	Bath County Pumped Storage Hydro-Power Station	FERC	Federal Energy Regulatory Commission
BGS	Basic Generation Service	FES Bankruptcy	FES Debtors' voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court
BNSF	BNSF Railway Company	Fitch	Fitch Ratings
bps	Basis points	FMB	First Mortgage Bond
CAA	Clean Air Act	FPA	Federal Power Act
CBA	Collective Bargaining Agreement	FTR	Financial Transmission Right
CCR	Coal Combustion Residuals	GAAP	Accounting Principles Generally Accepted in the United States of America
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	GHG	Greenhouse Gases
CFL	Compact Fluorescent Light	IBEW	International Brotherhood of Electrical Workers
CFR	Code of Federal Regulations	ICP 2007	FirstEnergy Corp. 2007 Incentive Compensation Plan
CO2	Carbon Dioxide	ICP 2015	FirstEnergy Corp. 2015 Incentive Compensation Plan
CPP	EPA's Clean Power Plan	IIP	Infrastructure Investment Program
CSAPR	Cross-State Air Pollution Rule	IRS	Internal Revenue Service
CSX	CSX Transportation, Inc.	ISO	Independent System Operator
CTA	Consolidated Tax Adjustment	JCP&L Reliability Plus	JCP&L Reliability Plus IIP
CWA	Clean Water Act	kV	Kilovolt
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit	KWH	Kilowatt-hour
DCPD	Deferred Compensation Plan for Outside Directors	LBR	Little Blue Run
DCR	Delivery Capital Recovery	LED	Light Emitting Diode
DMR	Distribution Modernization Rider	LIBOR	London Interbank Offered Rate
DPM	Distribution Platform Modernization	LOC	Letter of Credit
DSIC	Distribution System Improvement Charge	LS Power	LS Power Equity Partners III, LP
DSP	Default Service Plan	LSE	Load Serving Entity
DTA	Deferred Tax Asset	LTIIPs	Long-Term Infrastructure Improvement Plans
E&P	Earnings and Profits	MDPSC	Maryland Public Service Commission

MGP	Manufactured Gas Plants	PPB	Parts per Billion
MISO	Midcontinent Independent System Operator, Inc.	PPUC	Pennsylvania Public Utility Commission
mmBTU	One Million British Thermal Units	PUCO	Public Utilities Commission of Ohio
Moody’s	Moody’s Investors Service, Inc.	PURPA	Public Utility Regulatory Policies Act of 1978
MW	Megawatt	RCRA	Resource Conservation and Recovery Act
MWH	Megawatt-hour	REC	Renewable Energy Credit
NAAQS	National Ambient Air Quality Standards	Regulation FD	Regulation Fair Disclosure promulgated by the SEC
NAV	Net Asset Value	RFC	ReliabilityFirst Corporation
NDT	Nuclear Decommissioning Trust	RFP	Request for Proposal
NEIL	Nuclear Electric Insurance Limited	RGGI	Regional Greenhouse Gas Initiative
NERC	North American Electric Reliability Corporation	ROE	Return on Equity
NJBPU	New Jersey Board of Public Utilities	RSS	Rich Site Summary
NMB	Non-Market Based	RSU	Restricted Stock Unit
NOL	Net Operating Loss	RTEP	Regional Transmission Expansion Plan
NOx	Nitrogen Oxide	RTO	Regional Transmission Organization
NPDES	National Pollutant Discharge Elimination System	S&P	Standard & Poor’s Ratings Service
NRC	Nuclear Regulatory Commission	SBC	Societal Benefits Charge
NSR	New Source Review	SCOH	Supreme Court of Ohio
NUG	Non-Utility Generation	SEC	United States Securities and Exchange Commission
NYPSC	New York State Public Service Commission	SIP	State Implementation Plan(s) Under the Clean Air Act
OCA	Office of Consumer Advocate	SO2	Sulfur Dioxide
OCC	Ohio Consumers' Counsel	SOS	Standard Offer Service
OEPA	Ohio Environmental Protection Agency	SPE	Special Purpose Entity
OMAEG	Ohio Manufacturers' Association Energy Group	SREC	Solar Renewable Energy Credit
OPEB	Other Post-Employment Benefits	SSO	Standard Service Offer
OPEIU	Office and Professional Employees International Union	SVC	Static Var Compensator
OPIC	Other Paid-in Capital	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
OSHA	Occupational Safety and Health Administration	TMI-2	Three Mile Island Unit 2
OVEC	Ohio Valley Electric Corporation	Twitter®	Twitter is a registered trademark of Twitter, Inc.
PA DEP	Pennsylvania Department of Environmental Protection	UCC	Official committee of unsecured creditors appointed in connection with the FES Bankruptcy
PCRB	Pollution Control Revenue Bond	UWUA	Utility Workers Union of America
PJM	PJM Interconnection, L.L.C.	VEPCO	Virginia Electric and Power Company
PJM Region	The aggregate of the zones within PJM	VIE	Variable Interest Entity
PJM Tariff	PJM Open Access Transmission Tariff	VMS	Vegetation Management Surcharge
POLR	Provider of Last Resort	VSCC	Virginia State Corporation Commission
POR	Purchase of Receivables	WVPSC	Public Service Commission of West Virginia
PPA	Purchase Power Agreement

v

PART I

ITEM 1.	BUSINESS
The Companies

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, AE Supply, MP, AGC, PE, WP, and FET and its principal subsidiaries (ATSI, MAIT and TrAIL). In addition, FE holds all of the outstanding equity of other direct subsidiaries including: AESC, FirstEnergy Properties, Inc., FEV, FELHC, Inc., GPUN, Allegheny Ventures, Inc., and Suvon, LLC doing business as both FirstEnergy Home and FirstEnergy Advisors.

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

PN was organized under Pennsylvania law in 1919 and owns property and does business as an electric public utility in that state. PN provides distribution services in 17,600 square miles of western, northern and south central Pennsylvania. Also, PN, as lessee of the property of its subsidiary, The Waverly Electric Light & Power Company, serves approximately 4,000 customers in the Waverly, New York vicinity. The area PN serves has a population of approximately 1.2 million.

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

MP was organized under Ohio law in 1924 and owns property and does business as an electric public utility in the state of West Virginia. MP provides generation, transmission and distribution services in 13,000 square miles of northern West Virginia. The area it serves has a population of approximately 0.8 million. MP is contractually obligated to provide power to PE to meet its load obligations in West Virginia. MP owns or contractually controls 3,580 MWs of generation capacity that is supplied to its electric utility business, including a 16.25% undivided interest in the Bath County, Virginia pumped-storage hydroelectric generation facility (487 MWs) through AGC, which was organized under Virginia law in 1981 and became a wholly owned subsidiary of MP in May 2018.

WP was organized under Pennsylvania law in 1916 and owns property and does business as an electric public utility in that state. WP provides transmission and distribution services in 10,400 square miles of southwestern, south-central and northern Pennsylvania. The area it serves has a population of approximately 1.5 million.

Regulated Transmission Operating Subsidiaries

ATSI was organized under Ohio law in 1998. ATSI owns high-voltage transmission facilities, which consist of approximately 7,890 circuit miles of transmission lines with nominal voltages of 345 kV, 138 kV and 69 kV in the PJM Region.

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

MAIT was organized under Delaware law in 2015. MAIT owns high-voltage transmission facilities, which consist of approximately 4,260 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in the PJM Region.

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

Legacy CES Subsidiaries

On March 31, 2018, the FES Debtors announced that, in order to facilitate an orderly financial restructuring, they filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. As a result of the bankruptcy filings, FirstEnergy concluded that it no longer had a controlling interest in the FES Debtors as the entities are subject to the jurisdiction of the Bankruptcy Court and, accordingly, as of March 31, 2018, the FES Debtors were deconsolidated from FirstEnergy’s consolidated financial statements. Since such time, FE has accounted and will account for its investments in the FES Debtors at fair values of zero. FE concluded that in connection with the disposal, the FES Debtors became discontinued operations.

AE Supply was organized under Delaware law in 1999. AE Supply previously provided energy-related products and services primarily to wholesale customers. As part of the FES Bankruptcy settlement agreement, discussed below, AE Supply transferred the Pleasants Power Station and related assets to a newly formed subsidiary of FG on January 30, 2020. AE Supply will continue to provide Pleasants Power Station disposal access to the McElroy's Run Impoundment Facility pursuant to a separate agreement among the parties.
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

As of December 31, 2019, FirstEnergy’s regulated generating portfolio consists of 3,790 MWs of diversified capacity within the Regulated Distribution segment: 210 MWs consist of JCP&L's 50% ownership interest in the Yard's Creek hydroelectric facility in New Jersey; and 3,580 MWs consist of MP's facilities, including 487 MWs from AGC's interest in the Bath County hydroelectric facility in Virginia that MP partially owns, and 11 MWs of MP's 0.49% entitlement from OVEC's generation output. MP's other generation facilities are located in West Virginia.

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities.

The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at JCP&L, MP, PE and WP. Effective January 1, 2020, JPC&L's transmission rates became forward-looking formula rates, subject to refund, pending further hearing and settlement proceedings. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.

Corporate/Other reflects corporate support not charged to FE's subsidiaries, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of December 31, 2019, 67 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of December 31, 2019, Corporate/Other had approximately $7.1 billion of FE holding company debt.
Utility Regulation
Regulatory Accounting

FirstEnergy accounts for the effects of regulation through the application of regulatory accounting to the Utilities and the Transmission Companies since their rates are established by a third-party regulator with the authority to set rates that bind customers, are cost-based and can be charged to and collected from customers.

The Utilities and the Transmission Companies recognize, as regulatory assets and regulatory liabilities, costs which FERC and the various state utility commissions, as applicable, have authorized for recovery from/return to customers in future periods or for which authorization is probable. Without the probability of such authorization, costs currently recorded as regulatory assets and regulatory liabilities would have been charged/credited to income as incurred. All regulatory assets and liabilities are expected to be recovered from/returned to customers. Based on current ratemaking procedures, the Utilities and the Transmission Companies continue to collect cost-based rates for their transmission and distribution services; accordingly, it is appropriate that the Utilities and the Transmission Companies continue the application of regulatory accounting to those operations. Regulatory accounting is applied only to the parts of the business that meet the above criteria. If a portion of the business applying regulatory accounting no longer meets those requirements, previously recorded regulatory assets and liabilities are removed from the balance sheet in accordance with GAAP.
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

The following table summarizes the key terms of base distribution rate orders in effect for the Utilities as of December 31, 2019:

Company	Rates Effective	Allowed Debt/Equity	Allowed ROE
CEI	May 2009	51% / 49%	10.5%
ME(1)	January 2017	48.8% / 51.2%	Settled(2)
MP	February 2015	54% / 46%	Settled(2)
JCP&L	January 2017	55% / 45%	9.6%
OE	January 2009	51% / 49%	10.5%
PE (West Virginia)	February 2015	54% / 46%	Settled(2)
PE (Maryland)	March 2019	47% / 53%	9.65%
PN(1)	January 2017	47.4% / 52.6%	Settled(2)
Penn(1)	January 2017	49.9% / 50.1%	Settled(2)
TE	January 2009	51% / 49%	10.5%
WP(1)	January 2017	49.7% / 50.3%	Settled(2)
(1) Reflects filed debt/equity as final settlement/orders do not specifically include capital structure.
(2) Commission-approved settlement agreements did not disclose ROE rates.

Federal Regulation

With respect to wholesale services and rates, the Utilities, AE Supply, and the Transmission Companies are subject to regulation by FERC. Under the FPA, FERC regulates rates and terms and conditions of service for interstate wholesale sales, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects. FERC regulations require JCP&L, MP, PE, WP and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE, WP and the Transmission Companies are subject to functional control by PJM and transmission service using their transmission facilities is provided by PJM under the PJM Tariff. See "FERC Regulatory Matters" below.

The following table summarizes the key terms of rate orders in effect for transmission customer billings for FirstEnergy's transmission owner entities as of December 31, 2019:

Company	Rates Effective	Capital Structure	Allowed ROE
ATSI	January 1, 2015	Actual (13 month average)	10.38%
JCP&L	June 1, 2017(1)	Settled(1)(3)	Settled(1)(3)
MP	March 21, 2018(2)	Settled(3)	Settled(3)
PE	March 21, 2018(2)	Settled(3)	Settled(3)
WP	March 21, 2018(2)	Settled(3)	Settled(3)
MAIT	July 1, 2017	Lower of Actual (13 month average) or 60%	10.3%
TrAIL	July 1, 2008	Actual (year-end)	12.7% (TrAIL the Line & Black Oak SVC) 11.7% (All other projects)
(1) Effective on January 1, 2020, JCP&L has implemented a forward-looking formula rate, which has been accepted by FERC, subject to refund, pending further hearing and settlement proceedings.
(2) See FERC Actions on Tax Act below.
(3) FERC-approved settlement agreements did not specify.

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

FirstEnergy believes that it is in material compliance with all currently-effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities, FirstEnergy occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such occurrences are found, FirstEnergy develops information about the occurrence and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an occurrence to RFC. Moreover, it is clear that NERC, RFC and FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. Any inability on FirstEnergy's part to comply with the reliability standards for its bulk electric system could result in the imposition of financial penalties, or obligations to upgrade or build transmission facilities, that could have a material adverse effect on its financial condition, results of operations and cash flows.
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

On January 31, 2018, the NJBPU instituted a proceeding to examine the impacts of the Tax Act on the rates and charges of New Jersey utilities. The NJBPU ordered New Jersey utilities to: (1) defer on their books the impacts of the Tax Act effective January 1, 2018; (2) to file tariffs effective April 1, 2018, reflecting the rate impacts of changes in current taxes; and (3) to file tariffs effective July 1, 2018, reflecting the rate impacts of changes in deferred taxes. On March 2, 2018, JCP&L filed a petition with the NJBPU, which included proposed tariffs for a base rate reduction of $28.6 million effective April 1, 2018, and a rider to reflect $1.3 million in rate impacts of changes in deferred taxes. On March 26, 2018, the NJBPU approved JCP&L’s rate reduction effective April 1, 2018, on an interim basis subject to refund, pending the outcome of this proceeding. On April 23, 2019, JCP&L filed a Stipulation of Settlement on behalf of the Rate Counsel, NJBPU Staff, and the New Jersey Large Energy Users Coalition with the NJBPU. The terms of the Stipulation of Settlement provide that between January 1, 2018 and March 31, 2018, JCP&L’s refund obligation is estimated to be approximately $7 million, which was refunded to customers in 2019. The Stipulation of Settlement also provides for a base rate reduction of $28.6 million, which was reflected in rates on April 1, 2018, and a Rider Tax Act Adjustment for certain items over a five-year period. On May 8, 2019, the NJBPU issued an order approving the Stipulation of Settlement without modification.

JCP&L expects to file a distribution base rate case in New Jersey in February 2020, which will seek to recover certain costs associated with providing safe and reliable electric service to JCP&L customers, along with recovery of previously incurred storm costs.
Ohio Regulatory Matters

The Ohio Companies operate under base distribution rates approved by the PUCO effective in 2009. The Ohio Companies’ residential and commercial base distribution revenues are decoupled, through a mechanism that took effect on February 1, 2020, to the base distribution revenue and lost distribution revenue associated with energy efficiency and peak demand reduction programs recovered as of the twelve-month period ending on December 31, 2018. The Ohio Companies currently operate under ESP IV effective June 1, 2016, and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

ESP IV further provided for the Ohio Companies to collect through Rider DMR $132.5 million annually for three years beginning in 2017, grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. Revenues from Rider DMR are excluded from the significantly excessive earnings test. On appeal, the SCOH, on June 19, 2019, reversed the PUCO’s determination that Rider DMR is lawful, and remanded the matter to the PUCO with instructions to remove Rider DMR from ESP IV. On August 20, 2019, the SCOH denied the Ohio Companies’ motion for reconsideration. The PUCO entered an Order directing the Ohio Companies to cease further collection through Rider DMR, credit back to customers a refund of Rider DMR funds collected since July 2, 2019, and remove Rider DMR from ESP IV. On October 1, 2019, the Ohio Companies implemented PUCO approved tariffs to refund approximately $28 million to customers, including Rider DMR revenues billed from July 2, 2019 through August 31, 2019.

On July 15, 2019, OCC filed a Notice of Appeal with the SCOH, challenging the PUCO’s exclusion of Rider DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017 and claiming a $42 million refund is due to OE customers. The Ohio Companies are contesting this appeal but are unable to predict the outcome of this matter.

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

On July 23, 2019, Ohio enacted legislation establishing support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, the legislation included a provision implementing a decoupling mechanism for Ohio electric utilities. The legislation also is ending current energy efficiency program mandates on December 31, 2020, provided statewide energy efficiency mandates are achieved as determined by the PUCO. On October 23, 2019, the PUCO solicited comments on whether the PUCO should terminate the energy efficiency programs once the statewide energy efficiency mandates are achieved. Opponents to the legislation sought to submit it to a statewide referendum, and stay its effect unless and until approved by a majority of Ohio voters. Petitioners filed a lawsuit in the U.S. District Court for the Southern District of Ohio seeking additional time to gather signatures in support of a referendum. Petitioners failed to file the necessary number of petition signatures, and the legislation took effect on October 22, 2019. On October 23, 2019, the U.S. District Court denied petitioners’ request for more time, and certified questions of state law to the SCOH to answer. Petitioners appealed the U.S. District Court’s decision to the U.S. Court of Appeals for the Sixth Circuit. The Petitioners ended their challenge to the legislation voluntarily at the end of January 2020 causing the dismissal of the appeal, the lawsuit before the U.S District Court, and the proceedings before the SCOH.

On November 21, 2019, the Ohio Companies applied to the PUCO for approval of a decoupling mechanism, which would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. On January 15, 2020, the PUCO approved the Ohio Companies’ decoupling application, and the decoupling mechanism took effect on February 1, 2020.

In February 2016, the Ohio Companies filed a Grid Modernization Business Plan for PUCO consideration and approval, as required by the terms of ESP IV. On December 1, 2017, the Ohio Companies filed an application with the PUCO for approval of a DPM Plan, a portfolio distribution platform investment projects, which are designed to modernize the Ohio Companies’ distribution grid, prepare it for further grid modernization projects, and provide customers with immediate reliability benefits. Also, on January 10, 2018, the PUCO opened a case to consider the impacts of the Tax Act on Ohio utilities’ rates and determine the appropriate course of action to pass benefits on to customers. On November 9, 2018, the Ohio Companies filed a settlement agreement that provides for the implementation of the first phase of grid modernization plans, including the investment of $516 million over three years to modernize the Ohio Companies’ electric distribution system, and for all tax savings associated with the Tax Act to flow back to customers. As part of the agreement, the Ohio Companies also filed an application for approval of a rider to return the remaining tax savings to customers following PUCO approval of the settlement. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The settlement had broad support, including PUCO Staff, the OCC, representatives of industrial and commercial customers, a low-income advocate, environmental advocates, hospitals, competitive generation suppliers and other parties. On July 17, 2019, the PUCO approved the settlement agreement with no material modifications. On September 11, 2019, the PUCO denied the application for rehearing of environmental advocates who were not parties to the settlement.

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

Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. The 2019-2023 DSPs also include modifications to the Pennsylvania Companies’ POR programs in order to continue their clawback pilot program as a long-term, permanent program term, modifications to the Pennsylvania Companies’ customer class definitions to allow for the introduction of hourly priced default service to customers at or above 100kW, customer assistance program shopping limitations, and script modifications related to the Pennsylvania Companies' customer referral programs.

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

Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. LTIIPs outlining infrastructure improvement plans for PPUC review and approval must be filed prior to approval of a DSIC. The PPUC approved modified LTIIPs for ME, PN and Penn for the remaining years of 2017 through 2020 to provide additional support for reliability and infrastructure investments. Following a periodic review of the LTIIPs in 2018 as required by regulation once every five years, the PPUC entered an Order concluding that the Pennsylvania Companies have substantially adhered to the schedules and expenditures outlined in their LTIIPs, but that changes to the LTIIPs as designed are necessary to maintain and improve reliability and directed the Pennsylvania Companies to file modified or new LTIIPs. On May 23, 2019, the PPUC approved the Pennsylvania Companies’ Modified LTIIPs that revised LTIIP spending in 2019 of approximately $45 million by ME, $25 million by PN, $26 million by Penn and $51 million by WP, and terminating at the end of 2019. On August 30, 2019, the Pennsylvania Companies filed Petitions for approval of proposed LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On January 16, 2020, the PPUC approved the LTIIPs without modification, as well as directed the Pennsylvania Companies to submit corrective action plans by March 16, 2020, which outline how they will reduce their pole replacement backlogs over a five-year period to a rolling two-year backlog.

The Pennsylvania Companies’ approved DSIC riders for quarterly cost recovery went into effect July 1, 2016, subject to hearings and refund or reallocation among customer classes. In the January 19, 2017 order approving the Pennsylvania Companies’ general rate cases, the PPUC added an additional issue to the DSIC proceeding to include whether ADIT should be included in DSIC calculations. The parties to the DSIC proceeding submitted a Joint Settlement that resolved the issues that were pending from the order issued on June 9, 2016, and the PPUC approved the Joint Settlement without modification and reversed the ALJ’s previous decision that would have required the Pennsylvania Companies to reflect all federal and state income tax deductions related to DSIC-eligible property in currently effective DSIC rates. The Pennsylvania OCA filed an appeal with the Pennsylvania Commonwealth Court of the PPUC’s decision, and the Pennsylvania Companies contested the appeal. The Commonwealth Court reversed the PPUC’s decision of April 19, 2018 and remanded the matter to the PPUC to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. The Commonwealth Court denied Applications for Reargument in the Court’s July 11, 2019 Opinion and Order filed by the PPUC and the Pennsylvania Companies. On October 7, 2019, the PPUC and the Pennsylvania Companies filed separate Petitions for Allowance of Appeal of the Commonwealth Court’s Opinion and Order to the Pennsylvania Supreme Court.

On August 30, 2019, Penn filed a Petition seeking approval of a waiver of the statutory DSIC cap of 5% of distribution rate revenue and approval to increase the maximum allowable DSIC to 11.81% of distribution rate revenue for the five-year period of its proposed LTIIP. The Pennsylvania Office of Small Business Advocate, the PPUC’s Bureau of Investigation, and the Pennsylvania OCA opposed Penn’s Petition. On January 17, 2020, the parties filed a petition seeking approval of settlement that provides for a temporary increase in the recoverability cap from 5% to 7.5%, which will expire on the earlier of the effective date of new base rates following Penn’s next base rate case or the expiration of its LTIIP II program. The settlement is subject to PPUC approval.
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

On August 21, 2019, MP and PE filed with the WVPSC their annual ENEC case requesting a decrease in ENEC rates of $6.1 million beginning January 1, 2020, representing a 0.4% decrease in rates versus those in effect on August 21, 2019. On October 11, 2019, MP and PE filed a supplement requesting approval of the termination of the 50 MW PPA with Morgantown Energy Associates, a NUG entity. A settlement between MP, PE, and the majority of the intervenors fully resolving the ENEC case, which maintains 2019 ENEC rates into 2020, and supports the termination of the Morgantown Energy Associates PPA, was filed with the WVPSC on October 18, 2019. An order was issued on December 20, 2019, approving the ENEC settlement and termination of the PPA with Morgantown Energy Associates.

On August 21, 2019, MP and PE filed with the WVPSC for a reconciliation of their VMS and a periodic review of its vegetation management program requesting an increase in VMS rates of $7.6 million beginning January 1, 2020. The increase is due to moving from a 5-year maintenance cycle to a 4-year cycle and performing more operation and maintenance work and less capital work on the rights of way. The increase is a 0.5% increase in rates versus those in effect on August 21, 2019. All the parties reached a settlement in the case, and the WVPSC issued its order approving the settlement without change on December 20, 2019.
FERC Regulatory Matters

Under the FPA, FERC regulates rates for interstate wholesale sales, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects. With respect to their wholesale services and rates, the Utilities, AE Supply and the Transmission Companies are subject to regulation by FERC. FERC regulations require JCP&L, MP, PE, WP and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE, WP and the Transmission Companies are subject to functional control by PJM and transmission service using their transmission facilities is provided by PJM under the PJM Tariff.

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

FirstEnergy believes that it is in material compliance with all currently-effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities, FirstEnergy occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such occurrences are found,

FirstEnergy develops information about the occurrence and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an occurrence to RFC. Moreover, it is clear that NERC, RFC and FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. Any inability on FirstEnergy's part to comply with the reliability standards for its bulk electric system could result in the imposition of financial penalties, or obligations to upgrade or build transmission facilities, that could have a material adverse effect on its financial condition, results of operations and cash flows.

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

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order 864). Order 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Alternatively, formula rate utilities can demonstrate to FERC that their formula rate template already achieves these outcomes. Utilities with transmission stated rates are required to address these new requirements as part of their next transmission rate case. To assist with implementation of the proposed rule, FERC also issued on November 15, 2018, a policy statement providing accounting and ratemaking guidance for treatment of ADIT for all FERC-jurisdictional public utilities. The policy statement also addresses the accounting and ratemaking treatment of ADIT following the sale or retirement of an asset after December 31, 2017. FirstEnergy’s formula rate transmission utilities will make the required filings on or before the deadlines established in FERC’s order. FirstEnergy’s stated rate transmission utilities will address the requirements as part of their next transmission rate case. JCP&L is addressing the requirements in the course of its pending transmission rate case.

Transmission ROE Methodology

FERC’s methodology for calculating electric transmission utility ROE has been in transition as a result of an April 14, 2017 ruling by the D.C. Circuit that vacated FERC’s then-effective methodology. On October 16, 2018, FERC issued an order in which it proposed a revised ROE methodology. FERC proposed that, for complaint proceedings alleging that an existing ROE is not just and reasonable, FERC will rely on three financial models - discounted cash flow, capital-asset pricing, and expected earnings - to establish a composite zone of reasonableness to identify a range of just and reasonable ROEs. FERC then will utilize the transmission utility’s risk relative to other utilities within that zone of reasonableness to assign the transmission utility to one of three quartiles within the zone. FERC would take no further action (i.e., dismiss the complaint) if the existing ROE falls within the identified quartile. However, if the replacement ROE falls outside the quartile, FERC would deem the existing ROE presumptively unjust and unreasonable and would determine the replacement ROE. FERC would add a fourth financial model risk premium to the analysis to calculate a ROE based on the average point of central tendency for each of the four financial models. On March 21, 2019, FERC established NOIs to collect industry and stakeholder comments on the revised ROE methodology that is described in the October 16, 2018 decision, and also whether to make changes to FERC’s existing policies and practices for awarding transmission rates incentives. On November 21, 2019, FERC announced in a complaint proceeding involving MISO utilities that FERC would rely on the discounted cash flow and capital-asset pricing models as the basis for establishing ROE. It is not clear at this time whether FERC’s November ruling will be applied more broadly. Any changes to FERC’s transmission rate ROE and incentive policies would be applied on a prospective basis. FirstEnergy currently is participating through various trade groups in the FERC dockets where the ROE methodology is being reviewed, and on December 23, 2019, JCP&L filed a request for rehearing of FERC’s November decision in the MISO utilities docket.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to convert JCP&L’s existing stated transmission rate to a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020. On December 19, 2019, FERC issued its initial order in the case, allowing JCP&L to transition to a forward-looking formula rate as of January 1, 2020 as requested, subject to refund, pending further hearing and settlement proceedings. JCP&L is engaged in settlement negotiations.

Capital Requirements

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments and contributions to its pension plan.

As previously disclosed, on January 22, 2018, FirstEnergy announced a $2.5 billion equity issuance, which included $1.62 billion in mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The equity investment strengthened the Company’s balance sheet, supported the company’s transition to a fully regulated utility company and positions FirstEnergy for sustained investment-grade credit metrics. The shares of preferred stock participated in the dividend paid on common stock on an as-converted basis and were non-voting except in certain limited circumstances. Because of this investment, FirstEnergy does not currently anticipate the need to issue additional equity through 2021 and expects to issue, subject to, among other things, market conditions, pricing terms and business operations, up to $600 million of equity annually in 2022 and 2023, including approximately $100 million in equity for its regular stock investment and employee benefit plans. As of August 1, 2019, an aggregate of 1,616,000 shares of preferred stock had been converted into 58,935,078 shares of common stock, and as a result, there were no shares of preferred stock outstanding as of December 31, 2019.

In addition to this equity investment, FE and its distribution and transmission subsidiaries expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for 2020 and beyond, FE and its distribution and transmission subsidiaries expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt by FE and certain of its distribution and transmission subsidiaries to, among other things, fund capital expenditures and refinance short-term and maturing long-term debt, subject to market conditions and other factors.

On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. FirstEnergy expects no required contributions through 2021.

As part of the Energizing the Future initiative, the Center for Advanced Technology was opened in Akron, Ohio in April 2019. The 88,000 square feet facility was designed to be a hands-on environment where engineers and technicians can develop and evaluate new technology and grid solutions and simulate a variety of real-world conditions.

Capital expenditures for 2018 and 2019 and forecasted expenditures for 2020, 2021, 2022, and 2023, by reportable segment are included below:

Reportable Segment	2018 Actual	2019 Actual	2020 Forecast	2021 Forecast	2022 Forecast	2023 Forecast
	(In millions)
Regulated Distribution	$1,635	$1,698	$1,700	$1,700	$1,700	$1,700
Regulated Transmission	1,165	1,189	1,200	1,200 - 1,450	1,200 - 1,450	1,200 - 1,450
Corporate/Other	183	105	90	110	110	110
Total	$2,983	$2,992	$2,990	$3,010 - 3,260	$3,010 - 3,260	$3,010 - 3,260

FirstEnergy believes there are incremental investment opportunities for its existing transmission infrastructure of over $20 billion beyond those identified through 2023, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

With an operating territory of 65,000 square miles, the scale and diversity of the ten Utilities that comprise the Regulated Distribution business uniquely position this business for growth through opportunities for additional investment. Over the past several years, Regulated Distribution has experienced rate base growth through investments that have improved reliability and added operating flexibility to the distribution infrastructure, which provide benefits to the customers and communities those Utilities serve. Based on its current capital plan, which includes over $10 billion in forecasted capital investments from 2018 through 2023, Regulated Distribution’s rate base compounded annual growth rate is expected to be approximately 4% from 2018 through 2023. Additionally, this business is exploring other opportunities for growth, including investments in electric system improvement and modernization projects to increase reliability and improve service to customers, as well as exploring opportunities in customer engagement that focus on the electrification of customers’ homes and businesses by providing a full range of products and services.

With approximately 24,500 miles of transmission lines in operation, the Regulated Transmission business is the centerpiece of FirstEnergy’s regulated investment strategy with nearly 90% of its capital investments recovered under forward-looking formula rates at the Transmission Companies, and beginning in 2020, JCP&L. Regulated Transmission has also experienced significant growth as part of its Energizing the Future transmission plan with plans to invest over $7 billion in capital from 2018 to 2023, which is expected to result in Regulated Transmission rate base compounded annual growth rate of approximately 10% from 2018 through 2023.

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

•
FE will waive all pre-petition claims (other than those claims under the Tax Allocation Agreement for the 2018 tax year) and certain post-petition claims, against the FES Debtors related to the FES Debtors and their businesses, including the full borrowings by FES under the $500 million secured credit facility, the $200 million credit agreement being used to support surety bonds, the BNSF Railway Company/CSX Transportation, Inc. rail settlement guarantee, and the FES Debtors' unfunded pension obligations.

•	The nonconsensual release of all claims against FirstEnergy by the FES Debtors' creditors, which was subsequently waived pursuant to the Waiver Agreement, discussed below.

•	A $225 million cash payment from FirstEnergy.

•
An additional $628 million cash payment from FirstEnergy, which may be decreased by the amount, if any, of cash paid by FirstEnergy to the FES Debtors under the Intercompany Income Tax Allocation Agreement for the tax benefits related to the sale or deactivation of certain plants. On November 21, 2019, FirstEnergy, the FES Debtors, the UCC, and the FES Key Creditors Group entered into an amendment to the settlement agreement, which among other things, changed the $628 million note issuance, into a cash payment to be made upon emergence. The amendment was approved by the Bankruptcy Court on December 16, 2019.

•
Transfer of the Pleasants Power Station and related assets, including the economic interests therein as of January 1, 2019, and a requirement that FE continues to provide access to the McElroy's Run CCR Impoundment Facility, which is not being transferred. In addition, FE provides guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility. On January 21, 2020, AE Supply, FG and a newly formed subsidiary of FG, entered into a letter agreement authorizing the transfer of Pleasants Power Station prior to the FES Debtors’ emergence from bankruptcy. The letter agreement was approved by the Bankruptcy Court on January 28, 2020. The transfer of the Pleasants Power Station was completed on January 30, 2020.

•
FirstEnergy agrees to waive all pre-petition claims related to shared services and credit for nine months of the FES Debtors' shared service costs beginning as of April 1, 2018 through December 31, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.

•
Subject to a cap, FirstEnergy has agreed to fund a pension enhancement through its pension plan for voluntary enhanced retirement packages offered to certain FES employees, as well as offer certain other employee benefits (approximately $14 million recognized for the year ending December 31, 2019).

•
FirstEnergy agrees to perform under the Intercompany Tax Allocation Agreement through the FES Debtors’ emergence from bankruptcy, at which time FirstEnergy will waive a 2017 overpayment for NOLs of approximately $71 million, reverse 2018 estimated payments for NOLs of approximately $88 million and pay the FES Debtors for the use of NOLs in an amount no less than $66 million for 2018. Based on the 2018 federal tax return filed in September 2019, FirstEnergy owes the FES debtors approximately $31 million associated with 2018, which will be paid upon emergence. Based on current estimates for the 2019 tax return to be filed in 2020, FirstEnergy estimates that it owes the FES Debtors approximately $83 million of which FirstEnergy has paid $14 million as of December 31, 2019. The estimated amounts owed to the FES Debtors for 2018 and 2019 tax returns excludes amounts allocated for non-deductible interest as discussed in Note 3, "Discontinued Operations." FirstEnergy is currently reconciling tax matters under the Intercompany Tax Allocation Agreement with the FES Debtors.

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
The following table presents scheduled debt repayments for outstanding long-term debt as of December 31, 2019, excluding lease commitments, for the next five years. PCRBs that are scheduled to be tendered for mandatory purchase prior to maturity are reflected in the applicable year in which such PCRBs are scheduled to be tendered.

2020	2021-2024	Total
(In millions)
$364	$4,464	$4,828

The following table displays consolidated operating lease commitments as of December 31, 2019:

Operating Leases
(In millions)
2020	$40
2021	40
2022	40
2023	36
2024	29
Thereafter	154
Total lease payments	339
Less imputed interest	(66)
Total net present value	$273

FE and the Utilities and FET and certain of its subsidiaries participate in two separate five-year syndicated revolving credit facilities providing for aggregate commitments of $3.5 billion, which are available until December 6, 2022. Under the FE credit facility, an aggregate amount of $2.5 billion is available to be borrowed, repaid and reborrowed, subject to separate borrowing sub-limits for each borrower including FE and its regulated distribution subsidiaries. Under the FET credit facility, an aggregate amount of $1.0 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sub-limits for each borrower including FE's transmission subsidiaries.

Borrowings under the credit facilities may be used for working capital and other general corporate purposes, including intercompany loans and advances by a borrower to any of its subsidiaries. Generally, borrowings under each of the credit facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the credit facilities contains financial covenants requiring each borrower to maintain a consolidated debt-to-total-capitalization ratio (as defined under each of the credit facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter.

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

The borrowing of $1.75 billion under the term loans, which took the form of a Eurodollar rate advance, may be converted from time to time, in whole or in part, to alternate base rate advances or other Eurodollar rate advances. Outstanding alternate base rate advances will bear interest at a fluctuating interest rate per annum equal to the sum of an applicable margin for alternate base rate advances determined by reference to FE’s reference ratings plus the highest of (i) the administrative agent’s publicly-announced “prime rate,” (ii) the sum of 1/2 of 1% per annum plus the Federal Funds Rate in effect from time to time and (iii) the rate of interest per annum appearing on a nationally-recognized service such as the Dow Jones Market Service (Telerate) equal to one-month LIBOR on each day plus 1%. Outstanding Eurodollar rate advances will bear interest at LIBOR for interest periods of one week or one, two, three or six months plus an applicable margin determined by reference to FE’s reference ratings. Changes in FE’s reference ratings would lower or raise its applicable margin depending on whether ratings improved or were lowered, respectively.

FirstEnergy had $1,000 million and $1,250 million of short-term borrowings as of December 31, 2019 and 2018, respectively. FirstEnergy’s available liquidity from external sources as of January 31, 2020, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2022	$2,500	$2,496
FET(2)	Revolving	December 2022	1,000	1,000
		Subtotal	3,500	3,496
	Cash and cash equivalents		—	465
		Total	$3,500	$3,961

(1)	FE and the Utilities. Available liquidity includes impact of $4 million of LOCs issued under various terms.

(2)	Includes FET and the Transmission Companies.
Nuclear Regulation

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of December 31, 2019, JCP&L, ME and PN had in total approximately $882 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the transfer of: (i) the ownership and operating NRC licenses for TMI-2; (ii) the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) related liabilities of approximately $900 million as of December 31, 2019. There can be no assurance that the transfer will receive the required regulatory approvals and, even if approved, whether the conditions to the closing of the transfer will be satisfied. On November 12, 2019, JCP&L filed a Petition with the NJBPU seeking approval of the transfer and sale of JCP&L’s entire 25% interest in TMI-2 to TMI-2 Solutions, LLC. Also on November 12, 2019, JCP&L, ME, PN, GPUN and TMI-2 Solutions, LLC filed an application with the NRC seeking approval to transfer the NRC license for TMI-2 to TMI-2 Solutions, LLC. Both proceedings are ongoing.

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

Environmental Matters

Various federal, state and local authorities regulate FirstEnergy with regard to air and water quality, hazardous and solid waste disposal, and other environmental matters. While FirstEnergy's environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. FirstEnergy cannot predict the timing or ultimate outcome of any of these reviews or how any future actions taken as a result thereof may materially impact its business, results of operations, cash flows and financial condition.
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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHG under the Clean Air Act,” concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. The EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On October 16, 2017, the EPA issued a proposed rule to repeal the CPP. To replace the CPP, the EPA proposed the ACE rule on August 21, 2018, which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that establishes guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired power plants. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations phase-in as permits are renewed on a five-year cycle from 2018 to 2023. On April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On November 4, 2019, the EPA issued a proposed rule revising the effluent limits for discharges from wet scrubber systems and extending the deadline for compliance to December 31, 2025. The EPA’s proposed rule retains the zero discharge standard and 2023 compliance date for ash transport water, but adds some allowances for discharge under certain circumstances. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. Depending on the outcome of appeals and how any final rules are ultimately implemented, the future costs of compliance with these standards may be substantial and changes to FirstEnergy's operations may result.

On September 29, 2016, FirstEnergy received a request from the EPA for information pursuant to CWA Section 308(a) for information concerning boron exceedances of effluent limitations established in the NPDES Permit for the former Mitchell Power Station’s Mingo landfill, owned by WP. On November 1, 2016, WP provided an initial response that contained information related to a similar boron issue at the former Springdale Power Station’s landfill. The EPA requested additional information regarding the Springdale landfill and on November 15, 2016, WP provided a response and intends to fully comply with the Section 308(a) information request. On March 3, 2017, WP proposed to the PA DEP a re-route of its wastewater discharge to eliminate potential boron exceedances at the Springdale landfill. On January 29, 2018, WP submitted an NPDES permit renewal application to PA DEP proposing to re-route its wastewater discharge to eliminate potential boron exceedances at the Mingo landfill. On February 20, 2018, the DOJ issued a letter and tolling agreement on behalf of EPA alleging violations of the CWA at the Mingo landfill while seeking to enter settlement negotiations in lieu of filing a complaint. On November 4, 2019, the EPA proposed a penalty of nearly $1.3 million to settle alleged past boron exceedances at the Mingo and Springdale landfills. On December 17, 2019, WP responded to the EPA's settlement proposal but is unable to predict the outcome of this matter.
Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. On November 4, 2019, the EPA issued a proposed rule accelerating the date that certain CCR impoundments must cease accepting waste and initiate closure to August 31, 2020. The proposed rule, which includes a 60-day comment period, provides exceptions, which could allow extensions to closure dates.

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of December 31, 2019, based on estimates of the total costs of cleanup, FirstEnergy's proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $109 million have been accrued through December 31, 2019. Included in the total are accrued liabilities of approximately $77 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

Fuel Supply

MP currently has coal contracts with various terms to acquire approximately 7.5 million tons of coal for the year 2020, which is approximately 97.4% of its forecasted 2020 coal requirements. This contracted coal is produced primarily from mines located in Pennsylvania and West Virginia. The contracts expire at various times through 2024. See "Environmental Matters," for additional information pertaining to the impact of increased environmental regulations on coal supply and transportation contracts applicable to certain deactivated coal-fired generating units and related pending disputes.

System Demand
The maximum hourly demand for each of the Utilities was:

System Demand	2019	2018	2017
	(in MWs)
OE	5,494	5,604	5,434
Penn	946	950	926
CEI	4,188	4,301	4,220
TE	2,787	2,367	2,205
JCP&L	6,056	5,977	5,721
ME	2,974	3,026	2,897
PN	3,020	2,993	2,882
MP	2,121	2,089	1,986
PE	3,609	3,498	3,049
WP	4,012	3,879	3,752
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

Seasonality

The sale of electric power is generally a seasonal business, and weather patterns can have a material impact on FirstEnergy’s operating results. Demand for electricity in our service territories historically peaks during the summer and winter months. Accordingly, FirstEnergy’s annual results of operations and liquidity position may depend disproportionately on its operating performance during the summer and winter, except for certain customers that are on a decoupled rate. Mild weather conditions may result in lower power sales and consequently lower earnings.
Information About Our Executive Officers (as of February 10, 2020)

Name	Age	Positions Held During Past Five Years	Dates
C. E. Jones	64	President and Chief Executive Officer (A) (B)	2015-present
		Chief Executive Officer (G)	2015-2017
		President (C)	*-2015

C. L. Walker	54	Senior Vice President and Chief Human Resources Officer (B)	2019-present
		Vice President, Human Resources (B)	2018-2019
		Executive Director, Talent Management (B)	2016-2018
		Executive Director, Human Resources (B)	*-2016

G. D. Benz	60	Senior Vice President, Strategy (B)	2015-present
		Vice President, Supply Chain (B)	*-2015

J. J. Lisowski	38	Vice President, Controller and Chief Accounting Officer (A) (B)	2018-present
		Vice President and Controller (C) (E)	2018-present
		Controller and Treasurer (G)	2017-2018
		Controller and Treasurer (F)	2016-2018
		Assistant Controller (E)	2016-2017
		Assistant Controller (B) (C) (D) (G)	*-2017
		Assistant Controller (A) (F)	*-2016

R. P. Reffner	69	Senior Vice President and General Counsel (A) (B) (C) (E)	2018-present
		Vice President and General Counsel (E)	2016-2018
		Vice President and General Counsel (B) (C)	2015-2018
		Vice President and General Counsel (D)	2015-2017
		Vice President and General Counsel (G)	*-2017
		Vice President and General Counsel (F)	*-2016

S. E. Strah	56	Senior Vice President and Chief Financial Officer (A) (B) (C) (E)	2018-present
		President (D)	2017-2018
		President (E)	2016-2018
		Senior Vice President & President, FirstEnergy Utilities (B)	2015-2018
		President (C)	2015-2018
		Vice President, Distribution Support (B)	*-2015

S. L. Belcher	51	Senior Vice President and President, FirstEnergy Utilities (B)	2018-present
		President (C) (E)	2018-present
		President and Chief Nuclear Officer (G)	2015-2018
		President, FirstEnergy Nuclear Operating Company (B)	2015-2017
		Senior Vice President and Chief Operating Officer (G)	*-2015

* Indicates position held at least since January 1, 2015
(A) Denotes position held at FE
(B) Denotes position held at FESC
(C) Denotes position held at the Ohio Companies, the Pennsylvania Companies, MP, PE, FET, TrAIL and ATSI
(D) Denotes position held at AGC
(E) Denotes position held at MAIT
(F) Denotes position held at FES and FG, which filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in March 2018
(G) Denotes position held at FENOC, which filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in March 2018

Employees

As of December 31, 2019, FirstEnergy had 12,316 employees located in the United States as follows:

	Total Employees	Bargaining Unit Employees
FESC	4,632	874
OE	1,128	763
CEI	921	607
TE	348	256
Penn	190	135
JCP&L	1,358	1,058
ME	634	457
PN	754	483
MP	1,094	733
PE	527	329
WP	730	455
Total	12,316	6,150

As of December 31, 2019, the IBEW, the UWUA and the OPEIU unions collectively represented 5,362 of FirstEnergy’s employees. There are 15 CBAs between FirstEnergy’s subsidiaries and its unions, which have three, four or five year terms. In 2019, FirstEnergy’s subsidiaries reached new agreements with two IBEW locals, covering 468 employees.

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

We operate in a business environment that involves significant risks, many of which are beyond our control. Management regularly evaluates the most significant risks of its businesses and reviews those risks with the Board of Directors and appropriate Committees of the Board. The following risk factors and all other information contained in this report should be considered carefully when evaluating FirstEnergy. These risk factors could affect our financial results and cause such results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Below, we have identified risks we consider material. Additional information on risk factors is included in “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Form 10-K that include forward-looking and other statements involving risks and uncertainties that could impact our business and financial results.
Risks Associated with Regulation

We Have Taken a Series of Actions to Focus on Growing Our Regulated Distribution and Regulated Transmission Operations. Whether This Investment Strategy Will Deliver the Desired Result Is Subject to Certain Risks Which Could Adversely Affect Our Results of Operations and Financial Condition
We focus on capitalizing on investment opportunities available to our Regulated Distribution and Regulated Transmission operations as we focus on delivering enhanced customer service and reliability. The success of these efforts will depend, in part, on successful recovery of our transmission investments. Factors that may affect rate recovery of our transmission investments include: (1) FERC’s timely approval of rates to recover such investments; (2) whether the investments are included in PJM's RTEP; (3) FERC's evolving policies with respect to incentive rates for transmission assets; (4) FERC's evolving policies with respect to the calculation of the base ROE component of transmission rates; (5) consideration and potential impact of the objections of those who oppose such investments and their recovery; and (6) timely development, construction, and operation of the new facilities.
The success of these efforts will also depend, in part, on any future distribution rate cases or other filings seeking cost recovery for distribution system enhancements in the states where our Utilities operate and transmission rate filings at FERC. Any denial of, or delay in, the approval of any future distribution or transmission rate requests could restrict us from fully recovering our cost of service, may impose risks on the Regulated Distribution and Regulated Transmission operations, and could have a material adverse effect on our regulatory strategy, results of operations and financial condition.
Our efforts also could be impacted by our ability to finance the proposed expansion projects while maintaining adequate liquidity. There can be no assurance that our efforts to reflect a more regulated business profile will deliver the desired result which could adversely affect our results of operations and financial condition.
Complex and Changing Government Regulations and Actions, Including Those Associated with Rates, Could Have a Negative Impact on Our Business, Financial Condition, Results of Operations and Cash Flows
We are subject to comprehensive regulation by various federal, state and local regulatory agencies that significantly influence our operating environment. Changes in, or reinterpretations of, existing laws or regulations, or the imposition of new laws or regulations, could require us to incur additional costs or change the way we conduct our business, and therefore could have a material adverse impact on our results of operations and financial condition.
Our Utilities and Transmission Companies currently provide service at rates approved by one or more regulatory commissions. Thus, the rates the Utilities and Transmission Companies are allowed to charge may be decreased as a result of actions taken by FERC or by a state regulatory commission in which the utility operates. Also, these rates may not be set to recover such applicable utility's expenses at any given time. Additionally, there may also be a delay between the timing of when costs are incurred and when costs are recovered, if at all. For example, we may be unable to timely recover the costs for our energy efficiency investments or expenses and additional capital or lost revenues resulting from the implementation of aggressive energy efficiency programs. While rate regulation is premised on providing an opportunity to earn a reasonable return on invested capital and recovery of operating expenses, there can be no assurance that the applicable regulatory commission will determine that all of our costs have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs in a timely manner. Further, there can be no assurance that we will retain the expected recovery in future rate cases.
State Rate Regulation May Delay or Deny Full Recovery of Costs and Impose Risks on Our Operations. Any Denial of or Delay in Cost Recovery Could Have an Adverse Effect on Our Business, Results of Operations, Liquidity, Cash Flows and Financial Condition
Each of the Utilities' retail rates are set by its respective regulatory agency for utilities in the state in which it operates - in Maryland by the MDPSC, in New Jersey by the NJBPU, in Ohio by the PUCO, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC - through traditional, cost-based regulated utility ratemaking. As a result, any of the Utilities may not be permitted to recover its costs and, even if it is able to do so, there may be a significant delay between the time it incurs such costs and the time it is allowed to recover them. Factors that may affect outcomes in the distribution rate cases include: (i) the value of plant in service; (ii) authorized rate of return; (iii) capital structure (including hypothetical capital structures); (iv) depreciation rates; (v) the allocation of shared costs, including consolidated deferred income taxes and income taxes payable across the Utilities; (vi) regulatory approval of rate recovery mechanisms for capital spending programs; and (vii) the accuracy of forecasts used for ratemaking purposes in "future test year" cases.
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
Federal Rate Regulation May Delay or Deny Full Recovery of Costs and Impose Risks on Our Operations. Any Denial or Reduction of, or Delay in Cost Recovery Could Have an Adverse Effect on Our Business, Results of Operations, Cash Flows and Financial Condition
FERC policy currently permits recovery of prudently-incurred costs associated with cost-of-service-based wholesale power rates and the expansion and updating of transmission infrastructure within its jurisdiction. FERC’s policies on recovery of transmission costs continue to evolve, evidenced by ongoing proceedings to determine an appropriate ROE methodology to determine transmission ROEs and whether FERC’s existing policies on transmission rate incentives should be revised. If FERC were to adopt a different policy regarding recovery of transmission costs or if there is any resulting delay in cost recovery, our strategy of investing in transmission could be affected. If FERC were to lower the rate of return it has authorized for FirstEnergy's cost-based wholesale power rates or transmission investments and facilities, it could reduce future earnings and cash flows, and adversely impact our financial condition.
We Could be Subject to Higher Costs and/or Penalties Related to Mandatory Reliability Standards Set by NERC/FERC or Changes in the Rules of Organized Markets, Which Could Have an Adverse Effect on our Financial Condition
Owners, operators, and users of the bulk electric system are subject to mandatory reliability standards promulgated by NERC and approved by FERC. The standards are based on the functions that need to be performed to ensure that the bulk electric system operates reliably. NERC, RFC and FERC can be expected to continue to refine existing reliability standards as well as develop and adopt new reliability standards. Compliance with modified or new reliability standards may subject us to higher operating costs and/or increased capital expenditures. If we were found not to be in compliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties. FERC has authority to impose penalties up to and including $1 million per day for failure to comply with these mandatory electric reliability standards.
In addition to direct regulation by FERC, we are also subject to rules and terms of participation imposed and administered by various RTOs and ISOs that can have a material adverse impact on our business. For example, the independent market monitors of ISOs and RTOs may impose bidding and scheduling rules to curb the perceived potential for exercise of market power and to ensure the markets function appropriately. Such actions may materially affect our ability to sell, and the price we receive for, our energy and capacity. In addition, PJM may direct our transmission-owning affiliates to build new transmission facilities to meet PJM's reliability requirements or to provide new or expanded transmission service under the PJM Tariff.
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
Mandatory Renewable Portfolio Requirements, Energy Efficiency and Peak Demand Reduction Mandates and Energy Price Increases Could Negatively Impact Our Financial Results
Where federal or state legislation mandates the use of renewable and alternative fuel sources, such as wind, solar, biomass and geothermal and such legislation does not also provide for adequate cost recovery, it could result in significant changes in our business, including material increases in REC purchase costs, purchased power costs and capital expenditures. Such mandatory renewable portfolio requirements may have an adverse effect on our financial condition and results of operations.

A number of regulatory and legislative bodies have introduced requirements and/or incentives to reduce peak demand and energy consumption. Such conservation programs could result in load reduction and adversely impact our financial results in different ways. We currently have energy efficiency riders in place in certain of our states to recover the cost of these programs either at or near a current recovery time frame in the states where we operate.
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
The EPA is Conducting NSR Investigations at Generating Plants that We Currently or Formerly Owned, the Results of Which Could Negatively Impact Our Results of Business Operations, Cash Flows and Financial Condition
We may be subject to risks from changing or conflicting interpretations of existing laws and regulations, including, for example, the applicability of the EPA's NSR programs. Under the CAA, modification of our generation facilities in a manner that results in increased emissions could subject our existing generation facilities to the far more stringent new source standards applicable to new generation facilities.
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
Costs of Compliance with Environmental Laws are Significant, and the Cost of Compliance with New Environmental Laws, Including Limitations on GHG Emissions Related to Climate Change, Could Adversely Affect Cash Flows and Financial Condition
Our operations are subject to extensive federal, state and local environmental statutes, rules and regulations. Compliance with these legal requirements requires us to incur costs for, among other things, installation and operation of pollution control equipment, emissions monitoring and fees, remediation and permitting at our facilities. These expenditures have been significant in the past and may increase in the future. We may be forced to shut down other facilities or change their operating status, either temporarily or permanently, if we are unable to comply with these or other existing or new environmental requirements, or if the expenditures required to comply with such requirements are unreasonable.
Moreover, new environmental laws or regulations including, but not limited to GHG Emissions, CWA effluent limitations imposing more stringent water discharge regulations, or other changes to existing environmental laws or regulations may materially increase our costs of compliance or accelerate the timing of capital expenditures. Our compliance strategy, including but not limited to, our assumptions regarding estimated compliance costs, although reasonably based on available information, may not successfully address future relevant standards and interpretations. If we fail to comply with environmental laws and regulations or new interpretations of longstanding requirements, even if caused by factors beyond our control, that failure could result in the assessment of civil or criminal liability and fines. In addition, any alleged violation of environmental laws and regulations may require us to expend significant resources to defend against any such alleged violations. Due to the uncertainty of control technologies available to reduce GHG emissions, any legal obligation that requires substantial reductions of GHG emissions could result in substantial additional costs, adversely affecting cash flows and profitability, and raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities.
We Are or May Be Subject to Environmental Liabilities, Including Costs of Remediation of Environmental Contamination at Current or Formerly Owned Facilities, Which Could Have a Material Adverse effect on Our Results of Operations and Financial Condition
We may be subject to liability under environmental laws for the costs of remediating environmental contamination of property now or formerly owned or operated by us and of property contaminated by hazardous substances that we may have generated regardless of whether the liabilities arose before, during or after the time we owned or operated the facilities. We are currently involved in a number of proceedings relating to sites where hazardous substances have been released and we may be subject to additional proceedings in the future. We also have current or previous ownership interests in sites associated with the production of gas and the production and delivery of electricity for which we may be liable for additional costs related to investigation, remediation and monitoring of these sites. Remediation activities associated with our former MGP operations are one source of such costs. Citizen groups or others may bring litigation over environmental issues including claims of various types, such as property damage, personal injury, and citizen challenges to compliance decisions on the enforcement of environmental requirements, such as opacity and other air quality standards, which could subject us to penalties, injunctive relief and the cost of litigation. We cannot predict the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to such environmental matters, although we expect that they could be material. In addition, there can be no assurance that any liabilities, losses or expenditures we may incur related to such environmental liabilities or contamination will be covered under any applicable insurance policies or that the amount of insurance will be adequate.
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
The Risks Associated with Climate Change May Have an Adverse Impact on Our Business Operations, Financial Condition and Cash Flows
Physical risks of climate change, such as more frequent or more extreme weather events, changes in temperature and precipitation patterns, and other related phenomena, could affect some, or all, of our operations. Severe weather or other natural disasters could be destructive, which could result in increased costs, including supply chain costs. An extreme weather event within the Utilities' service areas can also directly affect their capital assets, causing disruption in service to customers due to downed wires and poles or damage to other operating equipment. Further, as extreme weather conditions increase system stress, we may incur costs relating to additional system backup or service interruptions, and in some instances, we may be unable to recover such costs. For all of these reasons, these physical risks could have an adverse financial impact on our business operations, financial condition and cash flows. Climate change poses other financial risks as well. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes. Increased energy use due to weather changes may require us to invest in additional system assets and purchase additional power. Additionally, decreased energy use due to weather changes may affect our financial condition through decreased rates, revenues, margins or earnings.
We Could be Exposed to Private Rights of Action Relating to Environmental Matters Seeking Damages Under Various State and Federal Law Theories Which Could Have an Adverse Impact on Our Results of Operations, Financial Condition, Cash Flows and Business Operations
Private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other relief. For example, claims have been made against certain energy companies alleging that CO2 emissions from power generating facilities constitute a public nuisance under federal and/or state common law. While FirstEnergy is not a party to this litigation, it, and/or one of its subsidiaries, could be named in other actions making similar allegations. An unfavorable ruling in any such case could result in the need to make modifications to our coal-fired plants or reduce emissions, suspend operations or pay money damages or penalties. Adverse rulings in these or other types of actions could have an adverse impact on our results of operations, cash flows and financial condition and could significantly impact our business operations.
We Are and May Become Subject to Legal Claims Arising from the Presence of Asbestos or Other Regulated Substances at Some of Our Facilities that May Have an Adverse Impact on our Business Operations, Financial Condition and Cash Flows
We have been named as a defendant in pending asbestos litigations involving multiple plaintiffs and multiple defendants, in several states. The majority of these claims arise out of alleged past exposures by contractors (and in Pennsylvania, former employees) at both currently and formerly owned electric generation plants. In addition, asbestos and other regulated substances are, and may continue to be, present at currently owned facilities where suitable alternative materials are not available. We believe that any remaining asbestos at our facilities is contained and properly identified in accordance with applicable governmental regulations, including OSHA. The continued presence of asbestos and other regulated substances at these facilities, however, could result in additional actions being brought against us. This is further complicated by the fact that many diseases, such as mesothelioma and cancer, have long latency periods in which the disease process develops, thus making it impossible to accurately predict the types and numbers of such claims in the near future. While insurance coverages exist for many of these pending asbestos litigations, others have no such coverages, resulting in FirstEnergy being responsible for all defense expenditures, as well as any settlements or verdict payouts.
Risks Related to Business Operations Generally
Temperature Variations as well as Severe Weather Conditions or other Natural Disasters Could Have an Adverse Impact on Our Results of Operations and Financial Condition
Weather conditions directly influence the demand for electric power. Demand for power generally peaks during the summer and winter months, with market prices also typically peaking at that time. Overall operating results may fluctuate based on weather conditions. In addition, we have historically sold less power, and consequently received less revenue, when weather conditions are milder. Severe weather, such as tornadoes, hurricanes, ice or snowstorms, droughts, high winds or other natural disasters, may cause outages and property damage that may require us to incur additional costs that are generally not insured and that may not be recoverable from customers. The effect of the failure of our facilities to operate as planned under these conditions would be particularly burdensome during a peak demand period and could have an adverse effect on our financial condition and results of operations.
We Are Subject to Financial Performance Risks from Regional and General Economic Cycles as Well as Heavy Industries such as Shale Gas, Automotive and Steel
Our business follows economic cycles. Economic conditions impact the demand for electricity and declines in the demand for electricity will reduce our revenues. The regional economy in which our Utilities operate is influenced by conditions in industries in our business territories, e.g. shale gas, automotive, chemical, steel and other heavy industries, and as these conditions change, our revenues will be impacted.

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
Our Results of Operations and Financial Condition May be Adversely Affected by the Volatility in Pension and OPEB Expenses Due to Capital Market Performance and Other Changes
FirstEnergy recognizes in income the change in the fair value of plan assets and net actuarial gains and losses for its pension and OPEB plans. This adjustment is recognized in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement, such as when the FES Debtors emerge from bankruptcy, resulting in greater volatility in pension and OPEB expenses and may materially impact our results of operations such as when the FES Debtors emerge from bankruptcy.
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
Cyber-Attacks, Data Security Breaches and Other Disruptions to Our Information Technology Systems Could Compromise Our Business Operations, Critical and Proprietary Information and Employee and Customer Data, Which Could Have a Material Adverse Effect on Our Business, Results of Operations, Financial Condition and Reputation
In the ordinary course of our business, we depend on information technology systems that utilize sophisticated operational systems and network infrastructure to run all facets of our generation, transmission and distribution services. Additionally, we store sensitive data, intellectual property and proprietary or personally identifiable information regarding our business, employees, shareholders, customers, suppliers, business partners and other individuals in our data centers and on our networks. The secure maintenance of information and information technology systems is critical to our operations.

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
For all of these reasons, any such cyber incident could result in significant lost revenue, the inability to conduct critical business functions and serve customers for a significant period of time, the use of significant management resources, legal claims or proceedings, regulatory penalties, significant remediation costs, increased regulation, increased capital costs, increased protection costs for enhanced cybersecurity systems or personnel, damage to our reputation and/or the rendering of our internal controls ineffective, all of which could materially adversely affect our business, results of operations, financial condition and reputation.
We Have Coal-Fired Generation Capacity, Which Exposes Us to Risk from Regulations Relating to Coal, GHGs and CCRs and Could Lead to Increased Costs or the Need to Spend Significant Resources to Defend Allegations of Violation
Approximately 82% of FirstEnergy's generation fleet capacity is coal-fired, totaling 3,160 MWs. Historically, coal-fired generating plants have greater exposure to the costs of complying with federal, state and local environmental statutes, rules and regulations relating to air emissions, including GHGs and CCR disposal, than other types of electric generation facilities. These legal requirements and any future initiatives could impose substantial additional costs and, in the case of GHG requirements, could raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities and could require our coal-fired generation plants to curtail generation or cease to generate. Failure to comply with any such existing or future legal requirements may also result in the assessment of fines and penalties. Significant resources also may be expended to defend against allegations of violations of any such requirements.
Financial Risks Associated with Owning Coal-Fired Generation may have an Adverse Impact on our Business Operations, Financial Condition and Cash Flows
86% of MP's generation fleet, totaling 3,093 MWs, is coal-fired. Recently, certain members of the investment community have adopted investment policies promoting the divestment of coal-fired generation or otherwise limiting new investments in coal-fired generation. The impact of such efforts may adversely affect the demand for and price of our common stock and impact our and MP's access to the capital and financial markets. Further, certain insurance companies have established policies limiting coal-related underwriting and investment. Consequently, these policies aimed at coal-fired generation could have a material adverse impact on our business operations, financial condition, and cash flows.

Physical Acts of War, Terrorism or Other Attacks on any of Our Facilities or Other Infrastructure Could Have an Adverse Effect on Our Business, Results of Operations, Cash Flows and Financial Condition
As a result of the continued threat of physical acts of war, terrorism, or other attacks in the United States, our electric generation, fuel storage, transmission and distribution facilities and other infrastructure, including power plants, transformer and high voltage lines and substations, or the facilities or other infrastructure of an interconnected company, could be direct targets of, or indirect casualties of, an act of war, terrorism, or other attack, which could result in disruption of our ability to generate, purchase, transmit or distribute electricity for a significant period of time, otherwise disrupt our customer operations and/or result in incidents that could result in harmful effects on the environment and human health, including loss of life. Any such disruption or incident could result in a significant decrease in revenue, significant additional capital and operating costs, including costs to implement additional security systems or personnel to purchase electricity and to replace or repair our assets over and above any available insurance reimbursement, higher insurance deductibles, higher premiums and more restrictive insurance policies, legal claims or proceedings, greater regulation with higher attendant costs, generally, and significant damage to our reputation, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Capital Improvements and Construction Projects May Not be Completed Within Forecasted Budget, Schedule or Scope Parameters or Could be Canceled Which Could Adversely Affect Our Business and Results of Operations
Our business plan calls for execution of extensive capital investments in transmission and distribution, including but not limited to our Energizing the Future transmission expansion program, which has been extended to include up to $7.9 billion in investments from 2018 through 2023. We also anticipate spending $1.7 billion per year in distribution capital expenditures from 2018 through 2023. We may be exposed to the risk of substantial price increases in, or the adequacy or availability of, the costs of labor and materials used in construction, nonperformance of equipment and increased costs due to delays, including delays relating to the procurement of permits or approvals, adverse weather or environmental matters. We engage numerous contractors and enter into a large number of construction agreements to acquire the necessary materials and/or obtain the required construction-related services. As a result, we are also exposed to the risk that these contractors and other counterparties could breach their obligations to us. Such risk could include our contractors’ inabilities to procure sufficient skilled labor as well as potential work stoppages by that labor force. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements at then-current market prices that may exceed our contractual prices, with resulting delays in those and other projects. Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than these mitigation provisions. Also, because we enter into construction agreements for the necessary materials and to obtain the required construction related services, any cancellation by FirstEnergy of a construction agreement could result in significant termination payments or penalties. Any delays, increased costs or losses or cancellation of a construction project could adversely affect our business and results of operations, particularly if we are not permitted to recover any such costs in rates.
Our Use of Non-Derivative and Derivative Contracts to Mitigate Risks Could Result in Financial Losses That May Negatively Impact Our Financial Results
We may use a variety of non-derivative and derivative instruments, such as swaps, options, futures and forwards, to manage our financial market risks. In the absence of actively quoted market prices and pricing information from external sources, the valuation of some of these derivative instruments involves management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of some of these contracts. Also, we could recognize financial losses as a result of volatility in the market value of these contracts if a counterparty fails to perform or if there is limited liquidity of these contracts in the market.
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
Significant Increases in Our Operation and Maintenance Expenses, Including Our Health Care and Pension Costs, Could Adversely Affect Our Future Earnings and Liquidity
We continually focus on limiting, and reducing where possible, our operation and maintenance expenses. However, we expect to continue to face increased cost pressures related to operation and maintenance expenses, including in the areas of health care and pension costs. We have experienced health care cost inflation in recent years, and we expect our cash outlay for health care costs, including prescription drug coverage, to continue to increase despite measures that we have taken requiring employees and retirees to bear a higher portion of the costs of their health care benefits. The measurement of our expected future health care and pension obligations and costs is highly dependent on a variety of assumptions, many of which relate to factors beyond our control. These assumptions include investment returns, interest rates, discount rates, health care cost trends, benefit design changes, salary increases, the demographics of plan participants and regulatory requirements. While we anticipate that our operation and maintenance expenses will continue to increase, if actual results differ materially from our assumptions, our costs could be significantly higher than expected which could adversely affect our results of operations, financial condition and liquidity.
Changes in Technology and Regulatory Policies May Make Our Facilities Significantly Less Competitive and Adversely Affect Our Results of Operations
Traditionally, electricity is generated at large, central station generation facilities. This method results in economies of scale and lower unit costs than newer generation technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells. It is possible that advances in newer generation technologies will make newer generation technologies more cost-effective, or that changes in regulatory policy will create benefits that otherwise make these newer generation technologies even more competitive with central station electricity production. To the extent that newer generation technologies are connected directly to load, bypassing the transmission and distribution systems, potential impacts could include decreased transmission and distribution revenues, stranded assets and increased uncertainty in load forecasting and integrated resource planning and could adversely affect our business and results of operations.
Certain FirstEnergy Companies Have Guaranteed the Performance of Third Parties, Which May Result in Substantial Costs or the Incurrence of Additional Debt and Adversely Affect Our Results of Operations, Cash Flows and Financial Condition
Certain FirstEnergy companies have issued guarantees of the performance of others, which obligates such FirstEnergy companies to perform in the event that the third parties do not perform. For instance, FE is a guarantor under a syndicated senior secured term loan facility, under which Global Holding's outstanding principal balance is approximately $114 million at December 31, 2019. In the event of non-performance by the third parties, FirstEnergy could incur substantial cost to fulfill this obligation and other obligations under such guarantees. Such performance guarantees could have a material adverse impact on our financial position and operating results.

Additionally, with respect to FEV's investment in Global Holding, it could require additional capital from its owners, including FEV, to fund operations and meet its obligations under its term loan facility. These capital requirements could be significant and if other partners do not fund the additional capital, resulting in FEV increasing its equity ownership and obtaining the ability to direct the significant activities of Global Holding, FEV may be required to consolidate Global Holding, increasing FirstEnergy's debt by $114 million.

Energy Companies are Subject to Adverse Publicity Causing Less Favorable Regulatory and Legislative Outcomes Which Could have an Adverse Impact on Our Business
Energy companies, including the Utilities and Transmission Companies, have been the subject of criticism on matters including the reliability of their distribution services and the speed with which they are able to respond to power outages, such as those caused by storm damage. Adverse publicity of this nature, as well as negative publicity associated with the operation or bankruptcy of nuclear and/or coal-fired facilities or proceedings seeking regulatory recoveries may cause less favorable legislative and regulatory outcomes and damage our reputation, which could have an adverse impact on our business.
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
Management of FirstEnergy has been and may continue to be required to spend a significant amount of time and effort dealing with the FES Bankruptcy instead of focusing on FirstEnergy’s business operations, which could have an adverse impact on our ability to execute our business plan and operations. Additionally, FirstEnergy’s operations, as well as its relationship with its employees, suppliers, customers and other parties, may be materially and adversely impacted by negative or confusing publicity related to the FES Bankruptcy or otherwise. The FES Bankruptcy also may make it more difficult to retain, attract or replace management and other key personnel.
We are Subject to Risks that the Conditions to the FES Bankruptcy Settlement Agreement May Not be Satisfied or the Settlement May Not Otherwise be Consummated, Which Could Have a Material Adverse Impact on FirstEnergy’s Business, Financial Condition, Results of Operations and Cash Flows
On September 26, 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement dated August 26, 2018, by and among FirstEnergy, the FES Key Creditor Groups, and the FES Debtors, which was subsequentially amended on November 21, 2019 and approved by the Bankruptcy Court on December 16, 2019. Under the FES Bankruptcy settlement agreement, FirstEnergy agreed to provide the FES Debtors a release of substantially all claims related to the FES Debtors and their businesses, including for the full borrowings under intercompany financing arrangements and recovery of obligations previously paid under guarantees; payments in the form of cash not to exceed $853 million in aggregate principal amount; the transfer of AE Supply’s Pleasants Power Station; which was completed on January 30, 2020, an offsetting credit for shared services costs; funding for certain employee benefit programs; and continued performance under the intercompany tax sharing agreements, including waiver of an FES overpayment, reversal of a payment made for estimated net operating losses and agreement to pay certain 2018 tax year payments. In exchange, the FES Bankruptcy settlement agreement would resolve all outstanding disputes with respect to the claims and causes of action related to the FES Debtors and their businesses among FirstEnergy, on the one hand and the FES Debtors, the FES Key Creditor Groups, and the UCC, on the other hand.
The FES Bankruptcy settlement agreement and the releases granted therein are subject to material conditions. There can be no assurance that the conditions to the settlement agreement will be satisfied or that the settlement will otherwise be consummated, and the actual outcome of this matter may differ materially from the terms of the agreement. If the settlement were not consummated, the FES Debtors or their creditors could assert various claims against FirstEnergy, while FirstEnergy’s ability to recover any value from obligations owed it by the FES Debtors, secured or otherwise, may be limited. In addition, if the settlement were not consummated, the costs of additional potential liabilities resulting from the FES Bankruptcy could have a material and adverse impact on FirstEnergy’s business, financial condition, results of operations and cash flows.
Certain Events in Connection with the Disposition of Competitive Generation Assets May Significantly Increase Cash Flows and Liquidity Risks and Have a Material Adverse Effect on Results of Operations and the Financial Condition of FirstEnergy
As part of the FES Bankruptcy settlement agreement, AE Supply entered into a definitive agreement on December 31, 2018, which was approved by the Bankruptcy Court on March 7, 2019, to transfer the 1,300 MW Pleasants Power Station and related assets to FG, while retaining certain specified liabilities, which transfer was completed on January 30, 2020. AE Supply will continue to provide access to the McElroy's Run CCR Impoundment Facility, which was not transferred. In addition, FE provides certain guarantees for retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility. Liabilities incurred under these guarantees could have an adverse impact on the financial condition of FirstEnergy.

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
Interest Rates and/or a Credit Rating Downgrade Could Negatively Affect Our or Our Subsidiaries' Financing Costs, Ability to Access Capital and Requirement to Post Collateral
We have near-term exposure to interest rates from outstanding indebtedness indexed to variable interest rates, and we have exposure to future interest rates to the extent we seek to raise debt in the capital markets to meet maturing debt obligations and fund construction or other investment opportunities. Past disruptions in capital and credit markets have resulted in higher interest rates on new publicly issued debt securities, increased costs for certain of our variable interest rate debt securities and failed remarketing of variable interest rate tax-exempt debt issued to finance certain of our facilities. Similar future disruptions could increase our financing costs and adversely affect our results of operations. Also, interest rates could change as a result of economic or other events that are beyond our risk management processes. As a result, we cannot always predict the impact that our risk management decisions may have if actual events lead to greater losses or costs that our risk management positions were intended to hedge. Although we employ risk management techniques to hedge against interest rate volatility, significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results of operations.
We rely on access to bank and capital markets as sources of liquidity for cash requirements not satisfied by cash from operations. A downgrade in FirstEnergy or FirstEnergy subsidiaries' credit ratings from the nationally recognized credit rating agencies, particularly to a level below investment grade, could negatively affect our ability to access the bank and capital markets, especially in a time of uncertainty in either of those markets, and may require us to post cash collateral to support outstanding commodity positions in the wholesale market, as well as available letters of credit and other guarantees. Furthermore, a downgrade could increase the cost of such capital by causing us to incur higher interest rates and fees associated with such capital. A rating downgrade would increase our interest expense on certain of FirstEnergy's long-term debt obligations and would also increase the fees we pay on our various existing credit facilities, thus increasing the cost of our working capital. A rating downgrade could also impact our ability to grow our regulated businesses or execute on our business strategies by substantially increasing the cost of, or limiting access to, capital.
Failure to Comply with Debt Covenants in our Credit Agreements or Conditions Could Adversely Affect our Ability to Execute Future Borrowings and/or Require Early Repayment.
Our debt and credit agreements contain various financial and other covenants including a consolidated debt to total capitalization ratio of no more than 65% measured at the end of each fiscal quarter. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements, which would negatively affect the applicable company's financial condition and liquidity.

The Anticipated Phasing Out of LIBOR after 2021 Could Adversely Affect our Financial Results

A portion of FirstEnergy’s indebtedness bears interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for FirstEnergy are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on our results of operations, cash flows, financial condition and liquidity.

We Must Rely on Cash from Our Subsidiaries and Any Restrictions on The Utilities and Transmission Companies’ Ability to Pay Dividends or Make Cash Payments to Us May Adversely Affect Our Cash Flows and Financial Condition

We are a holding company and our investments in our subsidiaries are our primary assets. Substantially all of our business is conducted by our subsidiaries. Consequently, our cash flow, including our ability to pay dividends and service debt, is dependent on the operating cash flows of our subsidiaries and their ability to upstream cash to the holding company. Any inability of our subsidiaries to pay dividends or make cash payments to us may adversely affect our cash flows and financial condition.

Additionally, the Utilities and Transmission Companies are regulated by various state utility and federal commissions that generally possess broad powers to ensure that the needs of utility customers are being met. Those state and federal commissions could attempt to impose restrictions on the ability of the Utilities and Transmission Companies to pay dividends or otherwise restrict cash payments to us.

We Cannot Assure Common Shareholders that Future Dividend Payments Will be Made, or if Made, in What Amounts They May be Paid

Our Board of Directors will continue to regularly evaluate our common stock dividend and determine whether to declare a dividend, and an appropriate amount thereof, each quarter taking into account such factors as, among other things, our earnings, financial condition and cash flows from subsidiaries, as well as general economic and competitive conditions. We cannot assure common shareholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past.

The Tax Characterization of Our Distributions to Shareholders Will Likely Change

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

Our internal calculation of E&P can be impacted by a variety of factors. We expect that FirstEnergy’s accumulated E&P may have been exhausted for the 2019 tax year or will be exhausted upon the FES Debtors’ emergence from bankruptcy. All else being equal, eliminating accumulated E&P will make it more likely that at least a portion of our current or future distributions will be characterized for shareholders’ tax purposes as a return of capital. Upon such characterization, shareholders are urged to consult their own tax advisors regarding the income tax treatment of our distributions to them.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The first mortgage indentures for the Ohio Companies, Penn, MP, PE and WP constitute direct first liens on substantially all of the respective physical property, subject only to excepted encumbrances, as defined in the first mortgage indentures. See Note 11, "Capitalization," of the Notes to Consolidated Financial Statements for information concerning financing encumbrances affecting certain of the Utilities’ properties.

FirstEnergy controls the following generation sources as of December 31, 2019, shown in the table below. Except for the OVEC participation referenced in the footnotes to the table, the Corp/Other units are owned by AE Supply and the Regulated Distribution segment generating units are owned by either JCP&L or MP.

Plant (Location)	Unit	Total		Corp/Other	Regulated Distribution
		Net Demonstrated Capacity (MW)
Super-critical Coal-fired:
Harrison (Haywood, WV)	1-3	1,984		—	1,984
Pleasants (Willow Island, WV)	1-2	1,300	(1)	1,300	—
Fort Martin (Maidsville, WV)	1-2	1,098		—	1,098
		4,382		1,300	3,082
Sub-critical and Other Coal-fired:
OVEC (Cheshire, OH) (Madison, IN)	1-11	78	(2)	67	11

Pumped-storage Hydro:
Bath County (Warm Springs, VA)	1-6	487	(3)	—	487
Yard’s Creek (Blairstown Twp., NJ)	1-3	210	(4)	—	210
		697		—	697
Total		5,157		1,367	3,790

(1)
On August 26, 2018, FirstEnergy, the FES Key Creditor Groups, the FES Debtors and the UCC entered into a FES Bankruptcy settlement agreement which included the transfer of the Pleasants Power Station and related assets to FES or its designee for the benefit of FES' creditors. Prior to the transfer, which was completed on January 30, 2020, and beginning January 1, 2019, FES acquired the economic interests in Pleasants and AE Supply operated Pleasants until the transfer.

(2)	Represents AE Supply's 3.01% and MP's 0.49% entitlement based on their participation in OVEC.

(3)	Represents AGC's 16.25% undivided interest in Bath County. The station is operated by VEPCO.

(4)	Represents JCP&L’s 50% ownership interest.

The above generating plants and load centers are connected by a transmission system with various voltage ratings ranging from 23 kV to 500 kV. FirstEnergy's overhead and underground transmission lines aggregate 24,486 circuit miles.

The Utilities’ electric distribution systems include 269,691 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits.

FirstEnergy owns substations with a total installed transformer capacity of 156,115,196 kV-amperes.

All of FirstEnergy's transmission, distribution and generation assets operate in PJM.

FirstEnergy’s distribution and transmission systems as of December 31, 2019, consist of the following:

	Distribution Lines(1)	Transmission Lines(1)	Substation Transformer Capacity(2)
			kV Amperes
OE	67,340	379	7,228,811
Penn	13,609	—	915,584
CEI	33,037	—	9,296,048
TE	19,039	73	2,941,606
JCP&L	23,680	2,598	21,375,598
ME	18,983	—	4,804,655
PN	27,670	—	6,828,636
ATSI(3)	—	7,889	37,985,722
WP	24,737	4,331	14,266,148
MP	22,322	2,612	13,314,783
PE	19,274	2,086	10,514,104
TrAIL	—	262	13,643,600
MAIT	—	4,256	12,999,901
Total	269,691	24,486	156,115,196

(1)	Circuit Miles

(2)	Top rating of in-service power transformers only. Excludes grounding banks, station power transformers, and generator and customer-owned transformers.

(3)	Represents transmission line assets of 69 kV and greater located in the service territories of the Ohio Companies and Penn.

ITEM 3.	LEGAL PROCEEDINGS

Reference is made to Note 14, "Regulatory Matters," and Note 15, "Commitments, Guarantees and Contingencies," of the Notes to Consolidated Financial Statements for a description of certain legal proceedings involving FirstEnergy.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by Item 5 regarding FirstEnergy’s market information, including stock exchange listings, dividend information, shareholder return and holders of common stock is included in Item 6, "Selected Financial Data."

FirstEnergy had no transactions regarding purchases of FE common stock during the fourth quarter of 2019.

FirstEnergy does not have any publicly announced plan or program for share purchases.

ITEM 6.	SELECTED FINANCIAL DATA

For the Years Ended December 31,	2019	2018	2017	2016	2015
	(In millions, except per share amounts)
Revenues	$11,035	$11,261	$10,928	$10,700	$10,583
Income (Loss) From Continuing Operations	$904	$1,022	$(289)	$551	$383
Net Income (Loss) Attributable to Common Stockholders	$908	$981	$(1,724)	$(6,177)	$578
Earnings (Loss) per Share of Common Stock:
Basic - Continuing Operations	$1.69	$1.33	$(0.65)	$1.29	$0.91
Basic - Discontinued Operations	0.01	0.66	(3.23)	(15.78)	0.46
Basic - Net Income (Loss) Attributable to Common Stockholders	$1.70	$1.99	$(3.88)	$(14.49)	$1.37

Diluted - Continuing Operations	$1.67	$1.33	$(0.65)	$1.29	$0.91
Diluted - Discontinued Operations	0.01	0.66	(3.23)	(15.78)	0.46
Diluted - Net Income (Loss) Attributable to Common Stockholders	$1.68	$1.99	$(3.88)	$(14.49)	$1.37

Weighted Average Number of Common Shares Outstanding:
Basic	535	492	444	426	422
Diluted	542	494	444	426	424
Dividends Declared per Share of Common Stock	$1.53	$1.82	$1.44	$1.44	$1.44

As of December 31,

Total Assets	$42,301	$40,063	$42,257	$43,148	$52,094
Capitalization:
Total Equity	$6,975	$6,814	$3,925	$6,241	$12,422
Long-Term Debt and Other Long-Term Obligations	19,618	17,751	18,687	15,251	16,444
Total Capitalization	$26,593	$24,565	$22,612	$21,492	$28,866

COMMON STOCK

The common stock of FirstEnergy Corp. is listed on the New York Stock Exchange under the symbol “FE” and is traded on other registered exchanges.

SHAREHOLDER RETURN

The following graph shows the total cumulative return from a $100 investment on December 31, 2014, in FE’s common stock compared with the total cumulative returns of EEI’s Index of Investor-Owned Electric Utility Companies and the S&P 500.

HOLDERS OF COMMON STOCK

There were 70,622 holders of 540,652,222 shares of FE’s common stock as of December 31, 2019, and 70,327 holders of 540,713,909 shares of FE's common stock as of January 31, 2020. We have historically paid quarterly cash dividends on our common stock. Dividend payments are subject to declaration by the Board and future dividend decisions determined by the Board may be impacted by earnings growth, cash flows, credit metrics and other business conditions. Information regarding retained earnings available for payment of cash dividends is given in Note 11, "Capitalization," of the Notes to Consolidated Financial Statements.

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

•
The ability to accomplish or realize anticipated benefits from strategic and financial goals, including, but not limited to, our strategy to operate and grow as a fully regulated business, to execute our transmission and distribution investment plans, to continue to reduce costs, and to improve our credit metrics, strengthen our balance sheet and grow earnings.

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

•	The risks associated with the decommissioning of our retired and former nuclear facilities.

•	The risks and uncertainties associated with litigation, arbitration, mediation and like proceedings.

•	Labor disruptions by our unionized workforce.

•	Changes to significant accounting policies.

•	Any changes in tax laws or regulations, or adverse tax audit results or rulings.

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

The service areas of, and customers served by, FirstEnergy's regulated distribution utilities as of December 31, 2019, are summarized below (in thousands):

Company	Area Served	Customers Served
OE	Central and Northeastern Ohio	1,055
Penn	Western Pennsylvania	168
CEI	Northeastern Ohio	752
TE	Northwestern Ohio	313
JCP&L	Northern, Western and East Central New Jersey	1,142
ME	Eastern Pennsylvania	575
PN	Western Pennsylvania and Western New York	587
WP	Southwest, South Central and Northern Pennsylvania	729
MP	Northern, Central and Southeastern West Virginia	392
PE	Western Maryland and Eastern West Virginia	419
		6,132

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at JCP&L, MP, PE and WP. Effective January 1, 2020, JPC&L's transmission rates became forward-looking formula rates, subject to refund, pending further hearing and settlement proceedings. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.

Corporate/Other reflects corporate support not charged to FE's subsidiaries, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of December 31, 2019, 67 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of December 31, 2019, Corporate/Other had approximately $7.1 billion of FE holding company debt.

EXECUTIVE SUMMARY

FirstEnergy is a forward-thinking fully regulated electric utility focused on stable and predictable earnings and cash flow from its regulated business units - Regulated Distribution and Regulated Transmission - through delivering enhanced customer service and reliability that supports FE's dividend.

In 2019, FirstEnergy continued its significant progress of executing on its regulated growth plans, which included the following achievements:

•	MDPSC-approved distribution base rate increase,

•	MDPSC-approved EDIS programs,

•	NJ BPU-approved JCP&L IIP settlement,

•	PUCO-approved Ohio Grid Modernization plan and Tax Reform settlement,

•	PUCO-approved Ohio Companies’ decoupling application,

•	WVPSC-approved ENEC rates that began January 1, 2020,

•	Filed for forward-looking formula rates for JCP&L’s transmission assets,

•	Pennsylvania Companies filed LTIIP II plans for 2020-2024, including a DSIC cap increase at Penn to 7.5%, approved in January 2020,

•	Signed an agreement to transfer TMI-2 to a subsidiary of EnergySolutions, LLC,

•	Received credit ratings upgrades from Fitch Ratings at FE and all rated Utility and Transmission subsidiaries,

•	Received credit ratings upgrades from Moody's at ATSI, CEI, JCP&L, MAIT, OE, Penn and TE,

•	Announced that the FE Board of Directors approved a 3% increase to the dividend payable March 1, 2020, and

•	Published a Strategic Plan and a Corporate Responsibility Report as part of our forward-thinking strategy and commitment to ESG issues.

With an operating territory of 65,000 square miles, the scale and diversity of the ten Utilities that comprise the Regulated Distribution business uniquely position this business for growth through opportunities for additional investment. Over the past several years, Regulated Distribution has experienced rate base growth through investments that have improved reliability and added operating flexibility to the distribution infrastructure, which provide benefits to the customers and communities those Utilities serve. Based on its current capital plan, which includes over $10 billion in forecasted capital investments from 2018 through 2023, Regulated Distribution’s rate base compounded annual growth rate is expected to be approximately 4% from 2018 through 2023. Additionally, this business is exploring other opportunities for growth, including investments in electric system improvement and modernization projects to increase reliability and improve service to customers, as well as exploring opportunities in customer engagement that focus on the electrification of customers’ homes and businesses by providing a full range of products and services.

With approximately 24,500 miles of transmission lines in operation, the Regulated Transmission business is the centerpiece of FirstEnergy’s regulated investment strategy with nearly 90% of its capital investments recovered under forward-looking formula rates at the Transmission Companies, and beginning in 2020, JCP&L. Regulated Transmission has also experienced significant growth as part of its Energizing the Future transmission plan with plans to invest over $7 billion in capital from 2018 to 2023, which is expected to result in Regulated Transmission rate base compounded annual growth rate of approximately 10% from 2018 through 2023.

As part of the Energizing the Future initiative, the Center for Advanced Technology was opened in Akron, Ohio in April 2019. The 88,000 square feet facility was designed to be a hands-on environment where engineers and technicians can develop and evaluate new technology and grid solutions and simulate a variety of real-world conditions.

FirstEnergy believes there are incremental investment opportunities for its existing transmission infrastructure of over $20 billion beyond those identified through 2023, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

In November 2018, the Board of Directors approved a dividend policy that includes a targeted payout ratio. As a first step, the Board declared a $0.02 increase to the common dividend payable March 1, 2019, to $0.38 per share, which represents an increase of 6% compared to the quarterly dividend of $0.36 per share that has been paid since 2014. In November 2019, the Board declared a $0.01 increase to the common dividend payable March 1, 2020, to $0.39 per share, which represents a 3% increase. Modest dividend growth enables enhanced shareholder returns, while still allowing for continued substantial regulated investments. Dividend payments are subject to declaration by the Board and future dividend decisions determined by the Board may be impacted by earnings growth, cash flows, credit metrics and other business conditions.

FirstEnergy is progressing in its sustainability efforts. In 2019, FirstEnergy's Sustainability group focused on the continued realization of sustainability accomplishments. In November 2019, FirstEnergy's Corporate Responsibility Report was published. The report addresses FirstEnergy's work to reduce the environmental impact of our operations, including progress on our CO2 reduction goal, as we continue to build, strengthen and modernize our transmission and distribution system. The report also describes FirstEnergy's high standards for corporate governance and our work to improve lives in our communities, while providing safe, reliable electric service to our customers. In 2020, FirstEnergy is focusing on additional initiatives that aim to inform, engage and achieve its sustainability goals, and demonstrate its commitment to stakeholders.

As previously disclosed, on January 22, 2018, FirstEnergy announced a $2.5 billion equity issuance, which included $1.62 billion in mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The equity investment strengthened the Company’s balance sheet, supported the company’s transition to a fully regulated utility company and positions FirstEnergy for sustained investment-grade credit metrics. The shares of preferred stock participated in the dividend paid on common stock on an as-converted basis and were non-voting except in certain limited circumstances. Because of this investment, FirstEnergy does not currently anticipate the need to issue additional equity through 2021 and expects to issue, subject to, among other things, market conditions, pricing terms and business operations, up to $600 million of equity annually in 2022 and 2023, including approximately $100 million in equity for its regular stock investment and employee benefit plans. As of August 1, 2019, an aggregate of 1,616,000 shares of preferred stock had been converted into 58,935,078 shares of common stock, and as a result, there were no shares of preferred stock outstanding as of December 31, 2019.

On March 31, 2018, FirstEnergy's competitive subsidiary the FES Debtors voluntarily filed petitions under Chapter 11 of the Federal Bankruptcy Code with the U.S. Bankruptcy Court. FirstEnergy and its other subsidiaries - including its Utilities and AE Supply - are not part of the filing and are not subject to the Chapter 11 process. The voluntary bankruptcy filings by the FES Debtors represented a significant event in FirstEnergy’s previously announced strategy to exit the competitive generation business and become a fully regulated utility company with a stronger balance sheet, solid cash flows and more predictable earnings. As a result of the bankruptcy filings, as of March 31, 2018, the FES Debtors were deconsolidated from FirstEnergy’s financial statements. Additionally, the operating results of the FES Debtors, as well as BSPC and a portion of AE Supply (including the Pleasants Power Station) that were subject to completed or pending asset sales, collectively representing substantially all of FirstEnergy’s operations that comprised the CES reportable segment, are presented as discontinued operations. Prior periods have been reclassified to conform with such presentation as discontinued operations.

On April 23, 2018, FirstEnergy and the FES Key Creditor Groups reached an agreement in principle to resolve certain claims by FirstEnergy against the FES Debtors and all claims by the FES Debtors and their creditors against FirstEnergy. On September 26, 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement dated August 26, 2018, by and among FirstEnergy, two groups of key FES creditors (collectively, the FES Key Creditor Groups), the FES Debtors and the UCC. The FES Bankruptcy settlement agreement resolves certain claims by FirstEnergy against the FES Debtors and all claims by the FES Debtors and the FES Key Creditor Groups against FirstEnergy. See below for further discussion on the terms of the settlement agreement.

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

With the bankruptcy filings of the FES Debtors, the completed sale of the previously announced competitive Bath hydroelectric station, and the completed transfer of the Pleasants Power Station, FirstEnergy’s electric generation fleet is now made up of 3,790 MW of regulated generation, including four plants in West Virginia, Virginia and New Jersey.

The Form 10-K discusses 2019 and 2018 items and year-over-year comparisons between 2019 and 2018. Discussions of 2017 items and year-over-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 19, 2019.

RESULTS OF OPERATIONS

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 17, "Segment Information," of the Notes to Consolidated Financial Statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Net income (loss) by business segment was as follows:

(In millions, except per share amounts)	For the Years Ended December 31,			Increase (Decrease)
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net Income (Loss) By Business Segment:
Regulated Distribution	$1,076	$1,242	$916	$(166)	$326
Regulated Transmission	447	397	336	50	61
Corporate/Other	(619)	(617)	(1,541)	(2)	924
Income (Loss) from Continuing Operations	$904	$1,022	$(289)	$(118)	$1,311

Discontinued Operations	8	326	(1,435)	(318)	1,761
Net Income (Loss)	$912	$1,348	$(1,724)	$(436)	$3,072

Earnings (Loss) per share of common stock
Basic - Continuing Operations	$1.69	$1.33	$(0.65)	$0.36	$1.98
Basic - Discontinued Operations	0.01	0.66	(3.23)	(0.65)	3.89
Basic - Net Income (Loss) Attributable to	$1.70	$1.99	$(3.88)	$(0.29)	$5.87
Common Stockholders

Earnings (Loss) per share of common stock
Diluted - Continuing Operations	$1.67	$1.33	$(0.65)	$0.34	$1.98
Diluted - Discontinued Operations	0.01	0.66	(3.23)	(0.65)	3.89
Diluted - Net Income (Loss) Attributable to	$1.68	$1.99	$(3.88)	$(0.31)	$5.87
Common Stockholders

Summary of Results of Operations — 2019 Compared with 2018

Financial results for FirstEnergy’s business segments for the years ended December 31, 2019 and 2018, were as follows:

2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$9,452	$1,510	$(128)	$10,834
Other	246	16	(61)	201
Total Revenues	9,698	1,526	(189)	11,035

Operating Expenses:
Fuel	497	—	—	497
Purchased power	2,910	—	17	2,927
Other operating expenses	2,836	272	(156)	2,952
Provision for depreciation	863	284	73	1,220
Amortization (deferral) of regulatory assets, net	(89)	10	—	(79)
General taxes	760	209	39	1,008
Total Operating Expenses	7,777	775	(27)	8,525

Operating Income (Loss)	1,921	751	(162)	2,510

Other Income (Expense):
Miscellaneous income, net	174	15	54	243
Pension and OPEB mark-to-market adjustment	(290)	(47)	(337)	(674)
Interest expense	(495)	(192)	(346)	(1,033)
Capitalized financing costs	37	33	1	71
Total Other Expense	(574)	(191)	(628)	(1,393)

Income (Loss) Before Income Taxes (Benefits)	1,347	560	(790)	1,117
Income taxes (benefits)	271	113	(171)	213
Income (Loss) From Continuing Operations	1,076	447	(619)	904
Discontinued Operations, net of tax	—	—	8	8
Net Income (Loss)	$1,076	$447	$(611)	$912

2018 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$9,851	$1,335	$(136)	$11,050
Other	252	18	(59)	211
Total Revenues	10,103	1,353	(195)	11,261

Operating Expenses:
Fuel	538	—	—	538
Purchased power	3,103	—	6	3,109
Other operating expenses	2,984	253	(104)	3,133
Provision for depreciation	812	252	72	1,136
Amortization (deferral) of regulatory assets, net	(163)	13	—	(150)
General taxes	760	192	41	993
Total Operating Expenses	8,034	710	15	8,759

Operating Income (Loss)	2,069	643	(210)	2,502

Other Income (Expense):
Miscellaneous income (expense), net	192	14	(1)	205
Pension and OPEB mark-to-market adjustment	(109)	(8)	(27)	(144)
Interest expense	(514)	(167)	(435)	(1,116)
Capitalized financing costs	26	37	2	65
Total Other Expense	(405)	(124)	(461)	(990)

Income (Loss) Before Income Taxes (Benefits)	1,664	519	(671)	1,512
Income taxes (benefits)	422	122	(54)	490
Income (Loss) From Continuing Operations	1,242	397	(617)	1,022
Discontinued Operations, net of tax	—	—	326	326
Net Income (Loss)	$1,242	$397	$(291)	$1,348

Changes Between 2019 and 2018 Financial Results Increase (Decrease)	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$(399)	$175	$8	$(216)
Other	(6)	(2)	(2)	(10)
Total Revenues	(405)	173	6	(226)

Operating Expenses:
Fuel	(41)	—	—	(41)
Purchased power	(193)	—	11	(182)
Other operating expenses	(148)	19	(52)	(181)
Provision for depreciation	51	32	1	84
Amortization (deferral) of regulatory assets, net	74	(3)	—	71
General taxes	—	17	(2)	15
Total Operating Expenses	(257)	65	(42)	(234)

Operating Income (Loss)	(148)	108	48	8

Other Income (Expense):
Miscellaneous income (expense), net	(18)	1	55	38
Pension and OPEB mark-to-market adjustment	(181)	(39)	(310)	(530)
Interest expense	19	(25)	89	83
Capitalized financing costs	11	(4)	(1)	6
Total Other Expense	(169)	(67)	(167)	(403)

Income (Loss) Before Income Taxes (Benefits)	(317)	41	(119)	(395)
Income taxes (benefits)	(151)	(9)	(117)	(277)
Income (Loss) From Continuing Operations	(166)	50	(2)	(118)
Discontinued Operations, net of tax	—	—	(318)	(318)
Net Income (Loss)	$(166)	$50	$(320)	$(436)

Regulated Distribution — 2019 Compared with 2018

Regulated Distribution's net income decreased $166 million in 2019, as compared to 2018, primarily resulting from the SCOH ruling that ceased collection of Rider DMR, a higher pension and OPEB mark-to-market adjustment, the absence of the reversal of a reserve on recoverability of certain REC purchases in Ohio, and lower revenues associated with decreased weather-related usage.

Revenues —

The $405 million decrease in total revenues resulted from the following sources:

	For the Years Ended December 31,
Revenues by Type of Service	2019	2018	Decrease
	(In millions)
Distribution services (1)	$5,314	$5,413	$(99)

Generation sales:
Retail	3,727	3,936	(209)
Wholesale	411	502	(91)
Total generation sales	4,138	4,438	(300)

Other	246	252	(6)
Total Revenues	$9,698	$10,103	$(405)
(1) Includes $181 million and $254 million of ARP revenues for the years ended December 31, 2019 and 2018, respectively.

Distribution services revenues decreased $99 million in 2019, as compared to 2018, primarily resulting from the SCOH ruling that ceased collection of Rider DMR, lower weather-related customer usage, and the implementation of rate orders and settlements related to the Tax Act, partially offset by implementation of NJ Zero Emission Program in June 2019 and higher rates associated with the recovery of deferred costs. Distribution deliveries by customer class are summarized in the following table:

	For the Years Ended December 31,
Electric Distribution MWH Deliveries	2019	2018	Decrease
	(In thousands)
Residential	54,159	55,994	(3.3)%
Commercial	37,330	38,605	(3.3)%
Industrial	55,649	56,611	(1.7)%
Other	558	560	(0.4)%
Total Electric Distribution MWH Deliveries	147,696	151,770	(2.7)%

Lower distribution deliveries to residential and commercial customers primarily reflect lower weather-related usage resulting from cooling degree days that were 16% below 2018, but 16% above normal, as well as, heating degree days that were 5% below 2018, and 4% below normal. Deliveries to industrial customers reflect lower steel and automotive customer usage, partially offset by higher shale customer usage.

The following table summarizes the price and volume factors contributing to the $300 million decrease in generation revenues in 2019, as compared to 2018:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of decrease in sales volumes	$(2)
Change in prices	(207)
(209)
Wholesale:
Effect of increase in sales volumes	2
Change in prices	(51)
Capacity revenue	(42)
(91)
Decrease in Generation Revenues	$(300)

Total generation provided by alternative suppliers as a percentage of total MWH deliveries was flat. The decrease in retail generation prices primarily resulted from lower non-shopping generation auction rates across all service territories and a lower ENEC rate in West Virginia, which included rate reductions resulting from the Tax Act.

Wholesale generation revenues decreased $91 million in 2019, as compared to 2018, primarily due to lower spot market energy prices and capacity revenue. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses decreased $257 million primarily due to the following:

•	Fuel expense decreased $41 million in 2019, as compared to 2018, primarily due to lower unit costs.

•
Purchased power costs decreased $193 million in 2019, as compared to 2018, primarily due to lower unit costs and capacity expense, partially offset by the implementation of the NJ Zero Emission Program in June 2019.

Source of Change in Purchased Power	Increase (Decrease)

(In millions)
Purchases from non-affiliates:
Change due to decreased unit costs	$(82)
Change due to increased volumes	89
7
Purchases from affiliates:
Change due to decreased unit costs	(9)
Change due to decreased volumes	(138)
(147)
Capacity expense	(53)
Decrease in Purchased Power Costs	$(193)

•	Other operating expenses decreased $148 million primarily due to:

•	Decreased storm restoration costs of $129 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.

•	Lower operating and maintenance expenses of $49 million, primarily associated with lower employee benefits and corporate support costs.

•
Decreased expenses due to transactions now accounted for as finance leases of $21 million. As a result of the adoption of the new lease accounting standard, financing lease expenses that were recognized in other operating expenses are now recognized in depreciation and interest expense.

•	The absence of $30 million in costs that occurred in 2018 associated with the voluntary enhanced retirement program.

•
Lower energy efficiency and other program costs of $27 million, partially offset by higher vegetation management spend of $13 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.

•
Higher network transmission expenses of $95 million reflecting increased transmission costs as well as the absence of the FERC settlement during 2018 that reallocated certain transmission costs across utilities in PJM and resulted in a refund to the Ohio Companies. Except for certain transmission costs and credits at the Ohio Companies recognized in 2018, the difference between current revenues and transmission costs incurred are deferred for future recovery or refund, resulting in no material impact on current period earnings.

•	Depreciation expense increased $51 million, primarily due to a higher asset base and transactions now accounted for as finance leases, as discussed above.

•
Net amortization expense increased $74 million, primarily due to decreased storm restoration cost deferrals, the absence of the reversal of a liability at the Ohio Companies for an Ohio Supreme Court ruling regarding the purchase of RECs, partially offset by higher deferrals of generation and transmission expenses, including the FERC settlement discussed above and the termination of the Morgantown Energy Associates PPA.

Other Expense —

Total other expense increased $169 million, primarily due to an increase in the 2019 pension and OPEB mark-to-market adjustment, higher net pension and OPEB non-service costs, and transactions now accounted for as finance leases, as discussed above. This was partially offset by lower interest expense resulting from activities related to debt maturities and refinancing and higher capitalized financing costs. The 2019 mark-to-market adjustment resulted from a decrease in the discount rate used to measure benefit obligations, partially offset by higher than expected asset returns.

Income Taxes

Regulated Distribution’s effective tax rate was 20.1% and 25.4% for 2019 and 2018, respectively. The lower effective tax rate in 2019 was primarily due the amortization of net excess deferred income taxes resulting from Tax Act settlements and orders with certain regulatory commissions.

Regulated Transmission — 2019 Compared with 2018

Regulated Transmission's operating results increased $50 million in 2019, as compared to 2018, primarily resulting from the impact of a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

Revenues —

Total revenues increased $173 million in 2019, as compared to 2018, primarily due to higher rate base at ATSI and MAIT and the recovery of incremental expenses at the formula rate companies, partially offset by a lower rate base at TrAIL.

Revenues by transmission asset owner are shown in the following table:

	For the Years Ended December 31,
Revenues by Transmission Asset Owner	2019	2018	Increase
	(In millions)
ATSI	$758	$668	$90
TrAIL	251	246	5
MAIT	227	154	73
Other	290	285	5
Total Revenues	$1,526	$1,353	$173

Operating Expenses —

Total operating expenses increased $65 million in 2019, as compared to 2018, primarily due to higher operating and maintenance expenses, as well as higher property taxes and depreciation due to a higher asset base. The majority of the increases are recovered through formula rates at ATSI and MAIT, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $67 million in 2019, as compared to 2018, primarily due to an increase in the 2019 pension and OPEB mark-to-market adjustment and higher interest expense associated with new debt issuances at ATSI, MAIT and FET. The 2019 mark-to-market adjustment resulted from a decrease in the discount rate used to measure benefit obligations partially offset by higher than expected asset returns.

Income Taxes —

Regulated Transmission’s effective tax rate was 20.2% and 23.5% for 2019 and 2018, respectively. The lower effective tax rate was primarily due to the amortization of net excess deferred income taxes resulting from FERC guidance related to the Tax Act.
Corporate/Other — 2019 Compared with 2018

Financial results from Corporate/Other and reconciling adjustments resulted in a $2 million decrease in income from continuing operations for 2019 compared to 2018, primarily due to a $310 million increase in the 2019 pension and OPEB mark-to-market adjustment. This was partially offset by lower income taxes from the absence of a $126 million charge in the first quarter of 2018 associated with the remeasurement of state deferred taxes in West Virginia when the FES Debtors were removed from the unitary group following their bankruptcy filing on March 31, 2018, lower interest expense of $89 million due to the absence of make-whole payments, and lower other operating expenses of $42 million primarily due to lower incurred corporate support costs in continuing operations related to the FES Debtors and the absence of remeasuring the ARO of McElroy’s Run. Although the operations of the FES Debtors for the first quarter of 2018 (prior to deconsolidation on March 31, 2018) are reflected as discontinued operations, certain allocated corporate support costs to the FES Debtors continue to be reflected in continuing operations. Additionally, higher net miscellaneous income was primarily due to higher returns on certain equity method investments and lower non-operating expenses.

For the years ended December 31, 2019 and 2018, FirstEnergy recorded income from discontinued operations, net of tax, of $8 million and $326 million, respectively. The change in discontinued operations, net of tax was primarily due to the absence of a $435 million gain on deconsolidation of FES and FENOC.

CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments and contributions to its pension plan.

As previously disclosed, on January 22, 2018, FirstEnergy announced a $2.5 billion equity issuance, which included $1.62 billion in mandatorily convertible preferred equity with an initial conversion price of $27.42 per share and $850 million of common equity issued at $28.22 per share. The equity investment strengthened the Company’s balance sheet, supported the company’s transition to a fully regulated utility company and positions FirstEnergy for sustained investment-grade credit metrics. The shares of preferred stock participated in the dividend paid on common stock on an as-converted basis and were non-voting except in certain limited circumstances. Because of this investment, FirstEnergy does not currently anticipate the need to issue additional equity through 2021 and expects to issue, subject to, among other things, market conditions, pricing terms and business operations, up to $600 million of equity annually in 2022 and 2023, including approximately $100 million in equity for its regular stock investment and employee benefit plans. As of August 1, 2019, an aggregate of 1,616,000 shares of preferred stock had been converted into 58,935,078 shares of common stock, and as a result, there were no shares of preferred stock outstanding as of December 31, 2019.

In addition to this equity investment, FE and its distribution and transmission subsidiaries expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for 2020 and beyond, FE and its distribution and transmission subsidiaries expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt by FE and certain of its distribution and transmission subsidiaries to, among other things, fund capital expenditures and refinance short-term and maturing long-term debt, subject to market conditions and other factors.

On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. FirstEnergy expects no required contributions through 2021.

As part of the Energizing the Future initiative, the Center for Advanced Technology was opened in Akron, Ohio in April 2019. The 88,000 square feet facility was designed to be a hands-on environment where engineers and technicians can develop and evaluate new technology and grid solutions and simulate a variety of real-world conditions.

With an operating territory of 65,000 square miles, the scale and diversity of the ten Utilities that comprise the Regulated Distribution business uniquely position this business for growth through opportunities for additional investment. Over the past several years, Regulated Distribution has experienced rate base growth through investments that have improved reliability and added operating flexibility to the distribution infrastructure, which provide benefits to the customers and communities those Utilities serve. Based on its current capital plan, which includes over $10 billion in forecasted capital investments from 2018 through 2023, Regulated Distribution’s rate base compounded annual growth rate is expected to be approximately 4% from 2018 through 2023. Additionally, this business is exploring other opportunities for growth, including investments in electric system improvement and modernization projects to increase reliability and improve service to customers, as well as exploring opportunities in customer engagement that focus on the electrification of customers’ homes and businesses by providing a full range of products and services.

Capital expenditures for 2018 and 2019 and forecasted expenditures for 2020, 2021, 2022, and 2023, by reportable segment are included below:

Reportable Segment	2018 Actual	2019 Actual	2020 Forecast	2021 Forecast	2022 Forecast	2023 Forecast
	(In millions)
Regulated Distribution	$1,635	$1,698	$1,700	$1,700	$1,700	$1,700
Regulated Transmission	1,165	1,189	1,200	1,200 - 1,450	1,200 - 1,450	1,200 - 1,450
Corporate/Other	183	105	90	110	110	110
Total	$2,983	$2,992	$2,990	$3,010 - 3,260	$3,010 - 3,260	$3,010 - 3,260

FirstEnergy believes there are incremental investment opportunities for its existing transmission infrastructure of over $20 billion beyond those identified through 2023, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

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

•
FE will waive all pre-petition claims (other than those claims under the Tax Allocation Agreement for the 2018 tax year) and certain post-petition claims, against the FES Debtors related to the FES Debtors and their businesses, including the full borrowings by FES under the $500 million secured credit facility, the $200 million credit agreement being used to support surety bonds, the BNSF Railway Company/CSX Transportation, Inc. rail settlement guarantee, and the FES Debtors' unfunded pension obligations.

•	The nonconsensual release of all claims against FirstEnergy by the FES Debtors' creditors, which was subsequently waived pursuant to the Waiver Agreement, discussed below.

•	A $225 million cash payment from FirstEnergy.

•
An additional $628 million cash payment from FirstEnergy, which may be decreased by the amount, if any, of cash paid by FirstEnergy to the FES Debtors under the Intercompany Income Tax Allocation Agreement for the tax benefits related to the sale or deactivation of certain plants. On November 21, 2019, FirstEnergy, the FES Debtors, the UCC, and the FES Key Creditors Group entered into an amendment to the settlement agreement, which among other things, changed the $628 million note issuance, into a cash payment to be made upon emergence. The amendment was approved by the Bankruptcy Court on December 16, 2019.

•
Transfer of the Pleasants Power Station and related assets, including the economic interests therein as of January 1, 2019, and a requirement that FE continues to provide access to the McElroy's Run CCR Impoundment Facility, which is not being transferred. In addition, FE provides guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility. On January 21, 2020, AE Supply, FG and a newly formed subsidiary of FG, entered into a letter agreement authorizing the transfer of Pleasants Power Station prior to the FES Debtors’ emergence from bankruptcy. The letter agreement was approved by the Bankruptcy Court on January 28, 2020. The transfer of the Pleasants Power Station was completed on January 30, 2020.

•
FirstEnergy agrees to waive all pre-petition claims related to shared services and credit for nine months of the FES Debtors' shared service costs beginning as of April 1, 2018 through December 31, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.

•
Subject to a cap, FirstEnergy has agreed to fund a pension enhancement through its pension plan for voluntary enhanced retirement packages offered to certain FES employees, as well as offer certain other employee benefits (approximately $14 million recognized for the year ending December 31, 2019).

•
FirstEnergy agrees to perform under the Intercompany Tax Allocation Agreement through the FES Debtors’ emergence from bankruptcy, at which time FirstEnergy will waive a 2017 overpayment for NOLs of approximately $71 million, reverse 2018 estimated payments for NOLs of approximately $88 million and pay the FES Debtors for the use of NOLs in an amount no less than $66 million for 2018. Based on the 2018 federal tax return filed in September 2019, FirstEnergy owes the FES debtors approximately $31 million associated with 2018, which will be paid upon emergence. Based on current estimates for the 2019 tax return to be filed in 2020, FirstEnergy estimates that it owes the FES Debtors approximately $83 million of which FirstEnergy has paid $14 million as of December 31, 2019. The estimated amounts owed to the FES Debtors for 2018 and 2019 tax returns excludes amounts allocated for non-deductible interest as discussed in Note 3, "Discontinued Operations." FirstEnergy is currently reconciling tax matters under the Intercompany Tax Allocation Agreement with the FES Debtors.

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

As of December 31, 2019, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was due in large part to short-term borrowings of $1.0 billion, accounts payable of $918 million, current payable long-term debt of $380 million, and other current liabilities of $1.4 billion primarily attributable to customer deposits and anticipated payments under the FES Bankruptcy settlement. Currently payable long-term debt as of December 31, 2019, consistent of the following:

Currently Payable Long-Term Debt	December 31, 2019
(In millions)
Unsecured notes	$250
Secured notes	50
Sinking fund requirements	64
Other notes	16
$380
FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its working capital needs.

Short-Term Borrowings / Revolving Credit Facilities

FE and the Utilities and FET and certain of its subsidiaries participate in two separate five-year syndicated revolving credit facilities providing for aggregate commitments of $3.5 billion, which are available until December 6, 2022. Under the FE credit facility, an aggregate amount of $2.5 billion is available to be borrowed, repaid and reborrowed, subject to separate borrowing sub-limits for each borrower including FE and its regulated distribution subsidiaries. Under the FET credit facility, an aggregate amount of $1.0 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sub-limits for each borrower including FE's transmission subsidiaries.

Borrowings under the credit facilities may be used for working capital and other general corporate purposes, including intercompany loans and advances by a borrower to any of its subsidiaries. Generally, borrowings under each of the credit facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the credit facilities contains financial covenants requiring each borrower to maintain a consolidated debt-to-total-capitalization ratio (as defined under each of the credit facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter.

FirstEnergy had $1.0 billion and $1.25 billion of short-term borrowings as of December 31, 2019 and 2018, respectively. FirstEnergy’s available liquidity from external sources as of January 31, 2020, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2022	$2,500	$2,496
FET(2)	Revolving	December 2022	1,000	1,000
		Subtotal	$3,500	$3,496
	Cash and cash equivalents		—	465
		Total	$3,500	$3,961

(1)	FE and the Utilities. Available liquidity includes impact of $4 million of LOCs issued under various terms.

(2)	Includes FET and the Transmission Companies.

The following table summarizes the borrowing sub-limits for each borrower under the facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of January 31, 2020:

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

$250 million of the FE Facility and $100 million of the FET Facility, subject to each borrower's sub-limit, is available for the issuance of LOCs (subject to borrowings drawn under the Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the Facilities and against the applicable borrower’s borrowing sub-limit.

The Facilities do not contain provisions that restrict the ability to borrow or accelerate payment of outstanding advances in the event of any change in credit ratings of the borrowers. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the Facilities is related to the credit ratings of the company borrowing the funds. Additionally, borrowings under each of the Facilities are subject to the usual and customary provisions for acceleration upon the occurrence of events of default, including a cross-default for other indebtedness in excess of $100 million.

As of December 31, 2019, the borrowers were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the respective Facilities. The minimum interest charge coverage ratio no longer applies following FE's upgrade to an investment grade credit rating.

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

The borrowing of $1.75 billion under the term loans, which took the form of a Eurodollar rate advance, may be converted from time to time, in whole or in part, to alternate base rate advances or other Eurodollar rate advances. Outstanding alternate base rate advances will bear interest at a fluctuating interest rate per annum equal to the sum of an applicable margin for alternate base rate advances determined by reference to FE’s reference ratings plus the highest of (i) the administrative agent’s publicly-announced “prime rate,” (ii) the sum of 1/2 of 1% per annum plus the Federal Funds Rate in effect from time to time and (iii) the rate of interest per annum appearing on a nationally-recognized service such as the Dow Jones Market Service (Telerate) equal to one-month LIBOR on each day plus 1%. Outstanding Eurodollar rate advances will bear interest at LIBOR for interest periods of one week or one, two, three or six months plus an applicable margin determined by reference to FE’s reference ratings. Changes in FE’s reference ratings would lower or raise its applicable margin depending on whether ratings improved or were lowered, respectively.

A portion of FirstEnergy’s indebtedness bears interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for FirstEnergy are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on our results of operations, cash flows, financial condition and liquidity.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in 2019 was 2.27% per annum for the regulated companies’ money pool and 2.74% per annum for the unregulated companies’ money pool.

Long-Term Debt Capacity

FE's and its subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of February 6, 2020:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook (1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB	Baa3	BBB	—	—	—	BBB-	Baa3	BBB	S	S	S
AGC	BBB-	Baa2	BBB	—	—	—	—	—	—	S	S	S
ATSI	BBB	A3	BBB+	—	—	—	BBB	A3	A-	S	S	S
CEI	BBB	Baa2	BBB+	A-	A3	A	BBB	Baa2	A-	S	S	S
FET	BBB	Baa2	BBB	—	—	—	BBB-	Baa2	BBB	S	S	S
JCP&L	BBB	Baa1	BBB+	—	—	—	BBB	Baa1	A-	S	P	S
ME	BBB	A3	BBB+	—	—	—	BBB	A3	A-	S	S	S
MAIT	BBB	A3	BBB+	—	—	—	BBB	A3	A-	S	S	S
MP	BBB	Baa2	BBB	A-	A3	A-	BBB	Baa2	—	S	S	S
OE	BBB	A3	BBB+	A-	A1	A	BBB	A3	A-	S	P	S
PN	BBB	Baa1	BBB+	—	—	—	BBB	Baa1	A-	S	S	S
Penn	BBB	A3	BBB+	—	A1	A	—	—	—	S	P	S
PE	BBB	Baa2	BBB	—	—	A-	—	—	—	S	S	S
TE	BBB	Baa1	BBB+	A-	A2	A	—	—	—	S	S	S
TrAIL	BBB	A3	BBB+	—	—	—	BBB	A3	A-	S	S	S
WP	BBB	A3	BBB+	—	—	A	—	—	—	S	S	S
(1) S = Stable and P = Positive

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

On April 17, 2019, Fitch upgraded JCP&L’s Issuer rating to BBB from BBB- and its Senior Unsecured rating to BBB+ from BBB with a positive outlook. Also, on April 17, 2019, Fitch upgraded MP, AGC, and PE’s Issuer ratings to BBB from BBB- and the Senior Secured ratings of MP and PE to A- from BBB+ with a stable outlook for MP, AGC and PE and affirmed FE’s and all other FE subsidiaries ratings and positive outlooks.

On July 23, 2019, Moody’s upgraded the Senior Unsecured and Issuer ratings of OE and Penn to A3 from Baa1, TE to Baa1 from Baa3, and CEI to Baa2 from Baa3. The secured ratings for OE and Penn were changed to A1 from A2, TE to A2 from Baa1, and CEI to A3 from Baa1. The rating outlook for OE remains positive, Penn was revised to positive, and TE and CEI were revised to stable.

On November 8, 2019, Fitch upgraded the Corporate Credit Ratings and Senior Unsecured Ratings of FE and FET to BBB from BBB-. The Corporate Credit Ratings of ATSI, CEI, JCP&L, ME, MAIT, OE, PN, Penn, TE, TrAIL, and WP were upgraded to BBB+ from BBB, and the Senior Unsecured Ratings of ATSI, CEI, JCP&L, ME, MAIT, OE, PN, and TrAIL were upgraded to A- from BBB+. Additionally, the Senior Secured Ratings of CEI, OE, Penn, TE, and WP were upgraded to A from A-. At the same time, the Outlook for each of the companies upgraded was changed to Stable from Positive.

Debt capacity is subject to the consolidated debt-to-total-capitalization limits in the credit facilities previously discussed. As of December 31, 2019, FE and its subsidiaries could issue additional debt of approximately $7.8 billion, or incur a $4.2 billion reduction to equity, and remain within the limitations of the financial covenants required by the FE Facility.

Changes in Cash Position

As of December 31, 2019, FirstEnergy had $627 million of cash and cash equivalents and approximately $52 million of restricted cash compared to $367 million of cash and cash equivalents and approximately $62 million of restricted cash as of December 31, 2018, on the Consolidated Balance Sheets.

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

Net cash provided from operating activities was $2,467 million during 2019, $1,410 million during 2018 and $3,808 million during 2017.

2019 compared with 2018

Cash flows from operations increased $1,057 million in 2019 as compared with 2018. The year-over-year change in cash from operations increased due to the following:

•	a $750 million decrease in cash contributions to the qualified pension plan;

•	higher transmission revenue reflecting a higher base rate and recovery of incremental operating expenses at ATSI and MAIT;

•	decrease to working capital primarily due to higher receipts from customers;

•	lower storm costs; partially offset by

•	lower revenues due to tax savings being provided to customers in relation to the Tax Act;

•	the absence of FES' cash from operations from the first quarter of 2018.

FirstEnergy's Consolidated Statements of Cash Flows combine cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of operating cash flow items from discontinued operations for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
(In millions)	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from discontinued operations	$8	$326	$(1,435)
Gain on disposal, net of tax	(59)	(435)	—
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	—	110	333
Deferred income taxes and investment tax credits, net	47	61	(842)
Unrealized (gain) loss on derivative transactions	—	(10)	81

Cash Flows From Financing Activities

Cash provided from financing activities was $656 million and $1,394 million in 2019 and 2018, respectively, compared to cash used for financing activities of $702 million in 2017. The following table summarizes new equity and debt financing, redemptions, repayments, make-whole premiums paid on debt redemptions short-term borrowings and dividends:

	For the Years Ended December 31,
Securities Issued or Redeemed / Repaid	2019	2018	2017
	(In millions)
New Issues
Preferred stock issuance	$—	$1,616	$—
Common stock issuance	—	850	—
Unsecured notes	1,850	850	3,800
PCRBs	—	74	—
FMBs	450	50	625
Term loan	—	500	250
	$2,300	$3,940	$4,675

Redemptions / Repayments
Unsecured notes	$(725)	$(555)	$(1,330)
PCRBs	—	(216)	(158)
FMBs	(1)	(325)	(725)
Term loan	—	(1,450)	—
Senior secured notes	(63)	(62)	(78)
	$(789)	$(2,608)	$(2,291)

Tender premiums paid on debt redemptions	$—	$(89)	$—

Short-term borrowings (repayments), net	$—	$950	$(2,375)

Preferred stock dividend payments	$(6)	$(61)	$—

Common stock dividend payments	$(814)	$(711)	$(639)

On January 10, 2019, ME issued $500 million of 4.30% senior notes due 2029. Proceeds from the issuance of senior notes were primarily used to refinance existing indebtedness, including ME’s $300 million of 7.70% senior notes due 2019, and borrowings outstanding under the FE regulated utility money pool and the FE Facility, to fund capital expenditures, and for other general corporate purposes.

On February 8, 2019, JCP&L issued $400 million of 4.30% senior notes due 2026. Proceeds from the issuance of the senior notes were primarily used to refinance existing indebtedness, including amounts outstanding under the FE regulated utility money pool incurred in connection with the repayment at maturity of JCP&L’s $300 million of 7.35% senior notes due 2019 and the funding of storm recovery and restoration costs and expenses, to fund capital expenditures and working capital requirements and for other general corporate purposes.

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

On November 14, 2019, MP issued $155 million of 3.23% FMBs due 2029 and $45 million of 3.93% FMBs due 2049. Proceeds were used to refinance existing debt, to fund capital expenditures, and for other general corporate purposes.

Cash Flows From Investing Activities

Cash used for investing activities in 2019 principally represented cash used for property additions. The following table summarizes investing activities for 2019, 2018 and 2017:

	For the Years Ended December 31,
Cash Used for Investing Activities	2019	2018	2017
	(In millions)
Property Additions:
Regulated Distribution	$1,473	$1,411	$1,191
Regulated Transmission	1,090	1,104	1,030
Corporate/Other	102	160	366
Nuclear fuel	—	—	254
Proceeds from asset sales	(47)	(425)	(388)
Investments	38	54	98
Notes receivable from affiliated companies	—	500	—
Asset removal costs	217	218	172
Other	—	(4)	—
	$2,873	$3,018	$2,723

2019 compared with 2018

Cash used for investing activities in 2019 decreased $145 million compared to 2018, primarily due to the decrease in notes receivable from affiliated companies resulting from FES's borrowings from the committed line of credit available under the secured credit facility with FE during the first quarter of 2018 and investments, partially offset by lower proceeds from asset sales.

FirstEnergy's Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of investing cash flow items from discontinued operations for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
(In millions)	2019	2018	2017

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	$—	$(27)	$(317)
Nuclear fuel	—	—	(254)
Sales of investment securities held in trusts	—	109	940
Purchases of investment securities held in trusts	—	(122)	(999)
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

Management assesses the probability of recovery of regulatory assets at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. Management applies judgment in evaluating the evidence available to assess the probability of recovery of regulatory assets from customers, including, but not limited to evaluating evidence related to precedent for similar items at the Company and information on comparable companies within similar jurisdictions, as well as assessing progress of communications between the Company and regulators. Certain of these regulatory assets, totaling approximately $111 million as of December 31, 2019, are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific order.

The following table provides information about the composition of net regulatory assets and liabilities as of December 31, 2019 and December 31, 2018, and the changes during the year ended December 31, 2019:

Net Regulatory Assets (Liabilities) by Source	December 31, 2019	December 31, 2018	Change
	(In millions)
Regulatory transition costs	$(8)	$49	$(57)
Customer payables for future income taxes	(2,605)	(2,725)	120
Nuclear decommissioning and spent fuel disposal costs	(197)	(148)	(49)
Asset removal costs	(756)	(787)	31
Deferred transmission costs	298	170	128
Deferred generation costs	214	202	12
Deferred distribution costs	155	208	(53)
Contract valuations	51	72	(21)
Storm-related costs	551	500	51
Other	36	52	(16)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(2,261)	$(2,407)	$146

The following is a description of the regulatory assets and liabilities described above:

Regulatory transition costs - Includes the recovery of PN above-market NUG costs; JCP&L costs incurred during the transition to a competitive retail market and under-recovered during the period from August 1, 1999 through July 31, 2003; and JCP&L costs associated with BGS, capacity and ancillary services, net of all revenues from the sale of the committed supply in the wholesale market. Amounts are amortized primarily through 2021.

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

Contract valuations - Includes the changes in fair value of PN above-market NUG costs and the amortization of purchase accounting adjustments at MP and PE which were recorded in connection with the AE merger representing the fair value of NUG purchased power contracts (amortized over the life of the contracts with various end dates from 2034 through 2036).

Storm-related costs - Relates to the recovery of storm costs, which vary by jurisdiction. Approximately $193 million and $232 million are currently being recovered through rates as of December 31, 2019 and 2018, respectively.

The following table provides information about the composition of net regulatory assets that do not earn a current return as of December 31, 2019 and 2018, of which approximately $228 million and $290 million, respectively, are currently being recovered through rates over varying periods depending on the nature of the deferral and the jurisdiction.

Regulatory Assets by Source Not Earning a Current Return	December 31, 2019	December 31, 2018	Change
		(in millions)
Regulatory transition costs	$7	$10	$(3)
Deferred transmission costs	27	80	(53)
Deferred generation costs	15	8	7
Storm-related costs	471	363	108
Other	25	42	(17)
Regulatory Assets Not Earning a Current Return	$545	$503	$42

CONTRACTUAL OBLIGATIONS

As of December 31, 2019, FirstEnergy's estimated undiscounted cash payments under existing contractual obligations that it considers firm obligations are as follows:

Contractual Obligations	Total	2020	2021-2022	2023-2024	Thereafter
	(In millions)
Long-term debt(1)	$20,066	$364	$2,024	$2,440	$15,238
Short-term borrowings	1,000	1,000	—	—	—
Interest on long-term debt(2)	12,131	928	1,781	1,581	7,841
Operating leases(3)	339	40	80	65	154
Finance leases(3)	80	20	32	12	16
Fuel and purchased power(4)	1,687	540	770	377	—
Capital expenditures(5)	1,445	503	573	369	—
Pension funding	1,385	—	159	721	505
FES bankruptcy settlement agreement(6)	853	853	—	—	—
Intercompany tax allocation agreement(7)	100	100	—	—	—
Total	$39,086	$4,348	$5,419	$5,565	$23,754

(1)	Excludes unamortized discounts and premiums, fair value accounting adjustments and finance leases.

(2)	Interest on variable-rate debt based on rates as of December 31, 2019.

(3)	See Note 8, "Leases," of the Notes to Consolidated Financial Statements.

(4)	Amounts under contract with fixed or minimum quantities based on estimated annual requirements.

(5)	Amounts represent committed capital expenditures as of December 31, 2019.

(6)	Assumes FES Debtors emergence in 2020, see Note 1, "Organization and Basis of Presentation," of the Notes to Consolidated Financial Statements for further discussion on settlement.

(7)
Estimated amounts owed to the FES Debtors under the intercompany tax allocation agreement for the 2018 and 2019 tax returns, see Note 1, "Organization and Basis of Presentation," of the Notes to Consolidated Financial Statements for further discussion on tax sharing agreement with the FES Debtors.

Excluded from the table above are estimates for the cash outlays from power purchase contracts entered into by most of the Utilities and under which they procure the power supply necessary to provide generation service to their customers who do not choose an alternative supplier. Although actual amounts will be determined by future customer behavior and consumption levels, management currently estimates these cash outlays will be approximately $2.6 billion in 2020.

The table above also excludes regulatory liabilities (see Note 14, "Regulatory Matters"), AROs (see Note 13, "Asset Retirement Obligations"), reserves for litigation, injuries and damages, environmental remediation, and annual insurance premiums, including nuclear insurance (see Note 15, "Commitments, Guarantees and Contingencies") since the amount and timing of the cash payments are uncertain. The table also excludes accumulated deferred income taxes and investment tax credits since cash payments for income taxes are determined based primarily on taxable income for each applicable fiscal year.
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
GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of December 31, 2019, was approximately $1.6 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE's Guarantees on Behalf of the FES Debtors
Surety Bonds - FG(1)	$200
Deferred compensation arrangements	150
350
FE's Guarantees on Behalf of its Consolidated Subsidiaries
AE Supply asset sales(2)	555
Deferred compensation arrangements	466
Fuel related contracts and other	10
1,031
FE's Guarantees on Other Assurances
Global Holding Facility	114
Surety Bonds	135
LOCs and other	16
265
Total Guarantees and Other Assurances	$1,646

(1)
FE provides credit support for FG surety bonds for $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield's Ferry CCR disposal site, respectively.

(2)
As a condition to closing AE Supply's sale of four natural gas generating plants in December 2017, FE provided the purchaser two limited three-year guarantees totaling $555 million of certain obligations of AE Supply and AGC. In connection with the FES Bankruptcy settlement agreement, FirstEnergy has provided certain additional guarantees to FG for retained environmental liabilities of AE Supply related to the Pleasants Power Station and the McElroy's Run CCR disposal facility.

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on AE Supply's power portfolio exposure as of December 31, 2019, AE Supply has posted no collateral. The Utilities and Transmission Companies have posted no collateral.

These credit-risk-related contingent features, or the margining provisions within bilateral agreements, stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining, which is the ability to secure additional collateral when needed, could be required. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of December 31, 2019:

Potential Collateral Obligations	AE Supply	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
At Current Credit Rating	$1	$—	$—	$1
Upon Further Downgrade	—	36	—	36
Surety Bonds (Collateralized Amount)(1)	—	63	257	320
Total Exposure from Contractual Obligations	$1	$99	$257	$357

(1) Surety Bonds are not tied to a credit rating. Surety Bonds' impact assumes maximum contractual obligations (typical obligations require 30 days to cure). FE provides credit support for FG surety bonds for $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield's Ferry CCR disposal site, respectively.

Other Commitments and Contingencies

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding's outstanding principal balance is $114 million as of December 31, 2019. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

The valuation of derivative contracts is based on observable market information. As of December 31, 2019, FirstEnergy has a net liability of $13 million in non-hedge derivative contracts that are primarily related to NUG contracts at certain of the Utilities. NUG contracts are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of December 31, 2019, the FirstEnergy pension plan assets were allocated approximately as follows: 29% in equity securities, 36% in fixed income securities, 9% in hedge funds, 2% in insurance-linked securities, 7% in real estate, 4% in private equity and 13% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. FirstEnergy expects no required contributions through 2021. See Note 5, "Pension and Other Postemployment Benefits," of the Notes to Consolidated Financial Statements for additional details on FirstEnergy's pension and OPEB plans. Through December 31, 2019, FirstEnergy's pension plan assets have earned approximately 20.3% as compared to an annual expected return on plan assets of 7.50%.

As of December 31, 2019, FirstEnergy's OPEB plans were invested in fixed income and equity securities. Through December 31, 2019, FirstEnergy's OPEB plans have earned approximately 18.1% as compared to an annual expected return on plan assets of 7.50%.

NDT funds have been established to satisfy JCP&L, ME and PN's nuclear decommissioning obligations associated with TMI-2. As of December 31, 2019, approximately 15% and 85% of the funds were invested in fixed income securities and short-term investments, respectively, with limitations related to concentration and investment grade ratings. The investments are carried at their market values of approximately $135 million and $763 million for fixed income securities and short-term investments, respectively, as of December 31, 2019, excluding $16 million of net receivables, payables and accrued income. A decline in the value of JCP&L, ME and PN’s NDTs or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During 2019, JCP&L, ME and PN made no contributions to the NDTs.

Interest Rate Risk

FirstEnergy’s exposure to fluctuations in market interest rates is reduced since a significant portion of debt has fixed interest rates, as noted in the table below. FirstEnergy is subject to the inherent interest rate risks related to refinancing maturing debt by issuing new debt securities.

Comparison of Carrying Value to Fair Value
Year of Maturity	2020	2021	2022	2023	2024	There-after	Total	Fair Value
	(In millions)
Assets:
Investments Other Than Cash and Cash Equivalents:
Fixed Income	$—	$—	$—	$—	$—	$401	$401	$401
Average interest rate	—%	—%	—%	—%	—%	3.0%	3.0%

Liabilities:
Long-term Debt:
Fixed rate	$364	$132	$1,142	$1,194	$1,246	$15,238	$19,316	$22,178
Average interest rate	5.4%	3.7%	4.1%	4.1%	4.7%	4.9%	4.8%
Variable rate	$—	$750	$—	$—	$—	$—	$750	$750
Average interest rate	—%	2.5%	—%	—%	—%	—%	2.5%

FirstEnergy recognizes net actuarial gains or losses for its pension and OPEB plans in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. A primary factor contributing to these actuarial gains and losses are changes in the discount rates used to value pension and OPEB obligations as of the measurement date and the difference between expected and actual returns on the plans’ assets. Upon the FES Debtors' emergence from bankruptcy, FirstEnergy will perform a remeasurement of the pension and OPEB plans. Assuming an emergence in the first quarter of 2020, FirstEnergy anticipates an after-tax mark-to-market loss to be up to $400 million assuming a discount rate of approximately 3.10% to 3.35% and a return on the pension and OPEB plans’ assets based on actual investment performance through January 31, 2020.
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

The following table summarizes the key terms of distribution rate orders in effect for the Utilities:

Company	Rates Effective	Allowed Debt/Equity	Allowed ROE
CEI	May 2009	51% / 49%	10.5%
ME(1)	January 2017	48.8% / 51.2%	Settled(2)
MP	February 2015	54% / 46%	Settled(2)
JCP&L	January 2017	55% / 45%	9.6%
OE	January 2009	51% / 49%	10.5%
PE (West Virginia)	February 2015	54% / 46%	Settled(2)
PE (Maryland)	March 2019	47% / 53%	9.65%
PN(1)	January 2017	47.4% / 52.6%	Settled(2)
Penn(1)	January 2017	49.9% / 50.1%	Settled(2)
TE	January 2009	51% / 49%	10.5%
WP(1)	January 2017	49.7% / 50.3%	Settled(2)
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

On January 31, 2018, the NJBPU instituted a proceeding to examine the impacts of the Tax Act on the rates and charges of New Jersey utilities. The NJBPU ordered New Jersey utilities to: (1) defer on their books the impacts of the Tax Act effective January 1, 2018; (2) to file tariffs effective April 1, 2018, reflecting the rate impacts of changes in current taxes; and (3) to file tariffs effective July 1, 2018, reflecting the rate impacts of changes in deferred taxes. On March 2, 2018, JCP&L filed a petition with the NJBPU, which included proposed tariffs for a base rate reduction of $28.6 million effective April 1, 2018, and a rider to reflect $1.3 million in rate impacts of changes in deferred taxes. On March 26, 2018, the NJBPU approved JCP&L’s rate reduction effective April 1, 2018, on an interim basis subject to refund, pending the outcome of this proceeding. On April 23, 2019, JCP&L filed a Stipulation of Settlement on behalf of the Rate Counsel, NJBPU Staff, and the New Jersey Large Energy Users Coalition with the NJBPU. The terms of the Stipulation of Settlement provide that between January 1, 2018 and March 31, 2018, JCP&L’s refund obligation is estimated to be approximately $7 million, which was refunded to customers in 2019. The Stipulation of Settlement also provides for a base rate reduction of $28.6 million, which was reflected in rates on April 1, 2018, and a Rider Tax Act Adjustment for certain items over a five-year period. On May 8, 2019, the NJBPU issued an order approving the Stipulation of Settlement without modification.

JCP&L expects to file a distribution base rate case in New Jersey in February 2020, which will seek to recover certain costs associated with providing safe and reliable electric service to JCP&L customers, along with recovery of previously incurred storm costs.

OHIO

The Ohio Companies operate under base distribution rates approved by the PUCO effective in 2009. The Ohio Companies’ residential and commercial base distribution revenues are decoupled, through a mechanism that took effect on February 1, 2020, to the base distribution revenue and lost distribution revenue associated with energy efficiency and peak demand reduction programs recovered as of the twelve-month period ending on December 31, 2018. The Ohio Companies currently operate under ESP IV effective June 1, 2016, and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

ESP IV further provided for the Ohio Companies to collect through Rider DMR $132.5 million annually for three years beginning in 2017, grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. Revenues from Rider DMR are excluded from the significantly excessive earnings test. On appeal, the SCOH, on June 19, 2019, reversed the PUCO’s determination that Rider DMR is lawful, and remanded the matter to the PUCO with instructions to remove Rider DMR from ESP IV. On August 20, 2019, the SCOH denied the Ohio Companies’ motion for reconsideration. The PUCO entered an Order directing the Ohio Companies to cease further collection through Rider DMR, credit back to customers a refund of Rider DMR funds collected since July 2, 2019, and remove Rider DMR from ESP IV. On October 1, 2019, the Ohio

Companies implemented PUCO approved tariffs to refund approximately $28 million to customers, including Rider DMR revenues billed from July 2, 2019 through August 31, 2019.

On July 15, 2019, OCC filed a Notice of Appeal with the SCOH, challenging the PUCO’s exclusion of Rider DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017 and claiming a $42 million refund is due to OE customers. The Ohio Companies are contesting this appeal but are unable to predict the outcome of this matter.

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

On July 23, 2019, Ohio enacted legislation establishing support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, the legislation included a provision implementing a decoupling mechanism for Ohio electric utilities. The legislation also is ending current energy efficiency program mandates on December 31, 2020, provided statewide energy efficiency mandates are achieved as determined by the PUCO. On October 23, 2019, the PUCO solicited comments on whether the PUCO should terminate the energy efficiency programs once the statewide energy efficiency mandates are achieved. Opponents to the legislation sought to submit it to a statewide referendum, and stay its effect unless and until approved by a majority of Ohio voters. Petitioners filed a lawsuit in the U.S. District Court for the Southern District of Ohio seeking additional time to gather signatures in support of a referendum. Petitioners failed to file the necessary number of petition signatures, and the legislation took effect on October 22, 2019. On October 23, 2019, the U.S. District Court denied petitioners’ request for more time, and certified questions of state law to the SCOH to answer. Petitioners appealed the U.S. District Court’s decision to the U.S. Court of Appeals for the Sixth Circuit. The Petitioners ended their challenge to the legislation voluntarily at the end of January 2020 causing the dismissal of the appeal, the lawsuit before the U.S District Court, and the proceedings before the SCOH.

On November 21, 2019, the Ohio Companies applied to the PUCO for approval of a decoupling mechanism, which would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. On January 15, 2020, the PUCO approved the Ohio Companies’ decoupling application, and the decoupling mechanism took effect on February 1, 2020.

In February 2016, the Ohio Companies filed a Grid Modernization Business Plan for PUCO consideration and approval, as required by the terms of ESP IV. On December 1, 2017, the Ohio Companies filed an application with the PUCO for approval of a DPM Plan, a portfolio distribution platform investment projects, which are designed to modernize the Ohio Companies’ distribution grid, prepare it for further grid modernization projects, and provide customers with immediate reliability benefits. Also, on January 10, 2018, the PUCO opened a case to consider the impacts of the Tax Act on Ohio utilities’ rates and determine the appropriate course of action to pass benefits on to customers. On November 9, 2018, the Ohio Companies filed a settlement agreement that provides for the implementation of the first phase of grid modernization plans, including the investment of $516 million over three years to modernize the Ohio Companies’ electric distribution system, and for all tax savings associated with the Tax Act to flow back to customers. As part of the agreement, the Ohio Companies also filed an application for approval of a rider to return the remaining tax savings to customers following PUCO approval of the settlement. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The settlement had broad support, including PUCO Staff, the OCC, representatives of industrial and commercial customers, a low-income advocate, environmental advocates, hospitals, competitive generation suppliers and other parties. On July 17, 2019, the PUCO approved the settlement agreement with no material modifications. On September 11, 2019, the PUCO denied the application for rehearing of environmental advocates who were not parties to the settlement.

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

Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. The 2019-2023 DSPs also include modifications to the Pennsylvania Companies’ POR programs in order to continue their clawback pilot program as a long-term, permanent program term, modifications to the Pennsylvania Companies’ customer class definitions to allow for the introduction of hourly priced default service to customers at or above 100kW, customer assistance program shopping limitations, and script modifications related to the Pennsylvania Companies' customer referral programs.

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

Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. LTIIPs outlining infrastructure improvement plans for PPUC review and approval must be filed prior to approval of a DSIC. The PPUC approved modified LTIIPs for ME, PN and Penn for the remaining years of 2017 through 2020 to provide additional support for reliability and infrastructure investments. Following a periodic review of the LTIIPs in 2018 as required by regulation once every five years, the PPUC entered an Order concluding that the Pennsylvania Companies have substantially adhered to the schedules and expenditures outlined in their LTIIPs, but that changes to the LTIIPs as designed are necessary to maintain and improve reliability and directed the Pennsylvania Companies to file modified or new LTIIPs. On May 23, 2019, the PPUC approved the Pennsylvania Companies’ Modified LTIIPs that revised LTIIP spending in 2019 of approximately $45 million by ME, $25 million by PN, $26 million by Penn and $51 million by WP, and terminating at the end of 2019. On August 30, 2019, the Pennsylvania Companies filed Petitions for approval of proposed LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On January 16, 2020, the PPUC approved the LTIIPs without modification, as well as directed the Pennsylvania Companies to submit corrective action plans by March 16, 2020, which outline how they will reduce their pole replacement backlogs over a five-year period to a rolling two-year backlog.

The Pennsylvania Companies’ approved DSIC riders for quarterly cost recovery went into effect July 1, 2016, subject to hearings and refund or reallocation among customer classes. In the January 19, 2017 order approving the Pennsylvania Companies’ general rate cases, the PPUC added an additional issue to the DSIC proceeding to include whether ADIT should be included in DSIC calculations. The parties to the DSIC proceeding submitted a Joint Settlement that resolved the issues that were pending from the order issued on June 9, 2016, and the PPUC approved the Joint Settlement without modification and reversed the ALJ’s previous decision that would have required the Pennsylvania Companies to reflect all federal and state income tax deductions related to DSIC-eligible property in currently effective DSIC rates. The Pennsylvania OCA filed an appeal with the Pennsylvania Commonwealth Court of the PPUC’s decision, and the Pennsylvania Companies contested the appeal. The Commonwealth Court reversed the PPUC’s decision of April 19, 2018 and remanded the matter to the PPUC to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. The Commonwealth Court denied Applications for Reargument in the Court’s July 11, 2019 Opinion and Order filed by the PPUC and the Pennsylvania Companies. On October 7, 2019, the PPUC and the Pennsylvania Companies filed separate Petitions for Allowance of Appeal of the Commonwealth Court’s Opinion and Order to the Pennsylvania Supreme Court.

On August 30, 2019, Penn filed a Petition seeking approval of a waiver of the statutory DSIC cap of 5% of distribution rate revenue and approval to increase the maximum allowable DSIC to 11.81% of distribution rate revenue for the five-year period of its proposed LTIIP. The Pennsylvania Office of Small Business Advocate, the PPUC’s Bureau of Investigation, and the Pennsylvania OCA opposed Penn’s Petition. On January 17, 2020, the parties filed a petition seeking approval of settlement that provides for a temporary increase in the recoverability cap from 5% to 7.5%, which will expire on the earlier of the effective date of new base rates following Penn’s next base rate case or the expiration of its LTIIP II program. The settlement is subject to PPUC approval.

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

On August 21, 2019, MP and PE filed with the WVPSC their annual ENEC case requesting a decrease in ENEC rates of $6.1 million beginning January 1, 2020, representing a 0.4% decrease in rates versus those in effect on August 21, 2019. On October 11, 2019, MP and PE filed a supplement requesting approval of the termination of the 50 MW PPA with Morgantown Energy Associates, a NUG entity. A settlement between MP, PE, and the majority of the intervenors fully resolving the ENEC case, which maintains 2019 ENEC rates into 2020, and supports the termination of the Morgantown Energy Associates PPA, was filed with the WVPSC on October 18, 2019. An order was issued on December 20, 2019, approving the ENEC settlement and termination of the PPA with Morgantown Energy Associates.

On August 21, 2019, MP and PE filed with the WVPSC for a reconciliation of their VMS and a periodic review of its vegetation management program requesting an increase in VMS rates of $7.6 million beginning January 1, 2020. The increase is due to moving from a 5-year maintenance cycle to a 4-year cycle and performing more operation and maintenance work and less capital work on the rights of way. The increase is a 0.5% increase in rates versus those in effect on August 21, 2019. All the parties reached a settlement in the case, and the WVPSC issued its order approving the settlement without change on December 20, 2019.

FERC REGULATORY MATTERS

Under the FPA, FERC regulates rates for interstate wholesale sales, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects. With respect to their wholesale services and rates, the Utilities, AE Supply and the Transmission Companies are subject to regulation by FERC. FERC regulations require JCP&L, MP, PE, WP and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE, WP and the Transmission Companies are subject to functional control by PJM and transmission service using their transmission facilities is provided by PJM under the PJM Tariff.

The following table summarizes the key terms of rate orders in effect for transmission customer billings for FirstEnergy's transmission owner entities:

Company	Rates Effective	Capital Structure	Allowed ROE
ATSI	January 1, 2015	Actual (13 month average)	10.38%
JCP&L	June 1, 2017(1)	Settled(1)(3)	Settled(1)(3)
MP	March 21, 2018(2)	Settled(3)	Settled(3)
PE	March 21, 2018(2)	Settled(3)	Settled(3)
WP	March 21, 2018(2)	Settled(3)	Settled(3)
MAIT	July 1, 2017	Lower of Actual (13 month average) or 60%	10.3%
TrAIL	July 1, 2008	Actual (year-end)	12.7% (TrAIL the Line & Black Oak SVC) 11.7% (All other projects)
(1) Effective on January 1, 2020, JCP&L has implemented a forward-looking formula rate, which has been accepted by FERC, subject to refund, pending further hearing and settlement proceedings.
(2) See FERC Actions on Tax Act below.
(3) FERC-approved settlement agreements did not specify.

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

FirstEnergy believes that it is in material compliance with all currently-effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities, FirstEnergy occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such occurrences are found, FirstEnergy develops information about the occurrence and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an occurrence to RFC. Moreover, it is clear that NERC, RFC and FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. Any inability on FirstEnergy's part to comply with the reliability standards for its bulk electric system could result in the imposition of financial penalties, or obligations to upgrade or build transmission facilities, that could have a material adverse effect on its financial condition, results of operations and cash flows.

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

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order 864). Order 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Alternatively, formula rate utilities can demonstrate to FERC that their formula rate template already achieves these outcomes. Utilities with transmission stated rates are required to address these new requirements as part of their next transmission rate case. To assist with implementation of the proposed rule, FERC also issued on November 15, 2018, a policy statement providing accounting and ratemaking guidance for treatment of ADIT for all FERC-jurisdictional public utilities. The policy statement also addresses the accounting and ratemaking treatment of ADIT following the sale or retirement of an asset after December 31, 2017. FirstEnergy’s formula rate transmission utilities will make the required filings on or before the deadlines established in FERC’s order. FirstEnergy’s stated rate transmission utilities will address the requirements as part of their next transmission rate case. JCP&L is addressing the requirements in the course of its pending transmission rate case.

Transmission ROE Methodology

FERC’s methodology for calculating electric transmission utility ROE has been in transition as a result of an April 14, 2017 ruling by the D.C. Circuit that vacated FERC’s then-effective methodology. On October 16, 2018, FERC issued an order in which it proposed a revised ROE methodology. FERC proposed that, for complaint proceedings alleging that an existing ROE is not just and reasonable, FERC will rely on three financial models - discounted cash flow, capital-asset pricing, and expected earnings - to establish a composite zone of reasonableness to identify a range of just and reasonable ROEs. FERC then will utilize the transmission utility’s risk relative to other utilities within that zone of reasonableness to assign the transmission utility to one of three quartiles within the zone. FERC would take no further action (i.e., dismiss the complaint) if the existing ROE falls within the identified quartile. However, if the replacement ROE falls outside the quartile, FERC would deem the existing ROE presumptively unjust and unreasonable and would determine the replacement ROE. FERC would add a fourth financial model risk premium to the analysis to calculate a ROE based on the average point of central tendency for each of the four financial models. On March 21, 2019, FERC established NOIs to collect industry and stakeholder comments on the revised ROE methodology that is described in the October 16, 2018 decision, and also whether to make changes to FERC’s existing policies and practices for awarding transmission rates incentives. On November 21, 2019, FERC announced in a complaint proceeding involving MISO utilities that FERC would rely on the discounted cash flow and capital-asset pricing models as the basis for establishing ROE. It is not clear at this time whether FERC’s November ruling will be applied more broadly. Any changes to FERC’s transmission rate ROE and incentive policies would be applied on a prospective basis. FirstEnergy currently is participating through various trade groups in the FERC dockets where the ROE methodology is being reviewed, and on December 23, 2019, JCP&L filed a request for rehearing of FERC’s November decision in the MISO utilities docket.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to convert JCP&L’s existing stated transmission rate to a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020. On December 19, 2019, FERC issued its initial order in the case, allowing JCP&L to transition to a forward-looking formula rate as of January 1, 2020 as requested, subject to refund, pending further hearing and settlement proceedings. JCP&L is engaged in settlement negotiations.

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FirstEnergy with regard to air and water quality, hazardous and solid waste disposal, and other environmental matters. While FirstEnergy's environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. FirstEnergy cannot predict the timing or ultimate outcome of any of these reviews or how any future actions taken as a result thereof may materially impact its business, results of operations, cash flows and financial condition.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHG under the Clean Air Act,” concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. The EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On October 16, 2017, the EPA issued a proposed rule to repeal the CPP. To replace the CPP, the EPA proposed the ACE rule on August 21, 2018, which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that establishes guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired power plants. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations phase-in as permits are renewed on a five-year cycle from 2018 to 2023. On April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On November 4, 2019, the EPA issued a proposed rule revising the effluent limits for discharges from wet scrubber systems and extending the deadline for compliance to December 31, 2025. The EPA’s proposed rule retains the zero discharge standard and 2023 compliance date for ash transport water, but adds some allowances for discharge under certain circumstances. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. Depending on the outcome of appeals and how any final rules are ultimately implemented, the future costs of compliance with these standards may be substantial and changes to FirstEnergy's operations may result.

On September 29, 2016, FirstEnergy received a request from the EPA for information pursuant to CWA Section 308(a) for information concerning boron exceedances of effluent limitations established in the NPDES Permit for the former Mitchell Power Station’s Mingo landfill, owned by WP. On November 1, 2016, WP provided an initial response that contained information related to a similar boron issue at the former Springdale Power Station’s landfill. The EPA requested additional information regarding the Springdale landfill and on November 15, 2016, WP provided a response and intends to fully comply with the Section 308(a) information request. On March 3, 2017, WP proposed to the PA DEP a re-route of its wastewater discharge to eliminate potential boron exceedances at the Springdale landfill. On January 29, 2018, WP submitted an NPDES permit renewal application to PA DEP proposing to re-route its wastewater discharge to eliminate potential boron exceedances at the Mingo landfill. On February 20, 2018, the DOJ issued a letter and tolling agreement on behalf of EPA alleging violations of the CWA at the Mingo landfill while seeking to enter settlement negotiations in lieu of filing a complaint. On November 4, 2019, the EPA proposed a penalty of nearly $1.3 million to settle alleged past boron exceedances at the Mingo and Springdale landfills. On December 17, 2019, WP responded to the EPA's settlement proposal but is unable to predict the outcome of this matter.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. On November 4, 2019, the EPA issued a proposed rule accelerating the date that certain CCR impoundments must cease accepting waste and initiate closure to August 31, 2020. The proposed rule, which includes a 60-day comment period, provides exceptions, which could allow extensions to closure dates.

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of December 31, 2019, based on estimates of the total costs of cleanup, FirstEnergy's proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $109 million have been accrued through December 31, 2019. Included in the total are accrued liabilities of approximately $77 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of December 31, 2019, JCP&L, ME and PN had in total approximately $882 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the transfer of: (i) the ownership and operating NRC licenses for TMI-2; (ii) the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) related liabilities of approximately $900 million as of December 31, 2019. There can be no assurance that the transfer will receive the required regulatory approvals and, even if approved, whether the conditions to the closing of the transfer will be satisfied. On November 12, 2019, JCP&L filed a Petition with the NJBPU seeking approval of the transfer and sale of JCP&L’s entire 25% interest in TMI-2 to TMI-2 Solutions, LLC. Also on November 12, 2019, JCP&L, ME, PN, GPUN and TMI-2 Solutions, LLC filed an application with the NRC seeking approval to transfer the NRC license for TMI-2 to TMI-2 Solutions, LLC. Both proceedings are ongoing.

FES Bankruptcy

On March 31, 2018, FES, including its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, and FENOC filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. See Note 3, "Discontinued Operations," for additional information.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FE or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FE or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 14, "Regulatory Matters."

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

Regulatory Accounting

FirstEnergy’s Regulated Distribution and Regulated Transmission segments are subject to regulations that set the prices (rates) the Utilities and the Transmission Companies are permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows. Management applies judgment in evaluating the evidence available to assess the probability of recovery of regulatory assets from customers, including, but not limited to evaluating evidence related to precedent for similar items experienced at the Company and comparable companies within similar jurisdictions, as well as assessing progress of communications between the Company and regulators. Certain regulatory assets are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific rate order. FirstEnergy regularly reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. See Note 14, "Regulatory Matters," for additional information.

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

FirstEnergy recognizes a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. The remaining components of pension and OPEB expense, primarily service costs, interest on obligations, assumed return on assets and prior service costs, are recorded on a monthly basis. The pre-tax pension and OPEB mark-to-market adjustment charged to earnings for the years ended December 31, 2019, 2018, and 2017, were $676 million, $145 million, and $141 million, respectively, of these amounts, approximately $2 million, $1 million, and $39 million are included in discontinued operations.

In selecting an assumed discount rate, FirstEnergy considers currently available rates of return on high-quality fixed income investments expected to be available during the period to maturity of the pension and OPEB obligations. The assumed discount rates for pension were 3.34%, 4.44% and 3.75% as of December 31, 2019, 2018 and 2017, respectively. The assumed discount rates for OPEB were 3.18%, 4.30% and 3.50% as of December 31, 2019, 2018 and 2017, respectively.

Effective in 2019, FirstEnergy changed the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for pension and OPEB plans. Historically, FirstEnergy estimated these components utilizing a single, weighted average discount rate derived from the yield curve used to measure the benefit obligation. FirstEnergy has elected to use a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows, as this provides a better estimate of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This election is considered a change in estimate and, accordingly, accounted for prospectively, and did not have a material impact on FirstEnergy's financial statements.

FirstEnergy’s assumed rate of return on pension plan assets considers historical market returns and economic forecasts for the types of investments held by the pension trusts. In 2019, FirstEnergy’s qualified pension and OPEB plan assets experienced gains of $1,492 million or 20.2%, compared to losses of $371 million, or (4)% in 2018, and gains of $999 million, or 15.1% in 2017 and assumed a 7.50% rate of return on plan assets in 2019, 2018 and 2017, which generated $569 million, $605 million and $478 million of expected returns on plan assets, respectively. The expected return on pension and OPEB assets is based on the trusts’ asset allocation targets and the historical performance of risk-based and fixed income securities. The gains or losses generated as a result of the difference between expected and actual returns on plan assets will decrease or increase future net periodic pension and OPEB cost as the difference is recognized annually in the fourth quarter of each fiscal year or whenever a plan is determined to qualify for remeasurement. The expected return on plan assets for 2020 is 7.50%.

During 2019, the Society of Actuaries published new mortality tables that include more current data than the RP-2014 tables as well as new improvement scales. An analysis of FirstEnergy pension and OPEB plan mortality data indicated the use of the Pri-2012 mortality table with projection scale MP-2019 was most appropriate. As such, the Pri-2012 mortality table with projection scale MP-2019 was utilized to determine the 2019 benefit cost and obligation as of December 31, 2019 for the FirstEnergy pension and OPEB plans. The impact of using the Pri-2012 mortality table with projection scale MP-2019 resulted in a decrease to the projected benefit obligation approximately $29 million and $3 million for the pension and OPEB plans, respectively, and was included in the 2019 pension and OPEB mark-to-market adjustment.

Based on discount rates of 3.34% for pension, 3.18% for OPEB and an estimated return on assets of 7.50%, FirstEnergy expects its 2020 pre-tax net periodic benefit credit to be approximately $108 million (excluding any actuarial mark-to-market adjustments that would be recognized in 2020 or impacts resulting from FES' emergence from bankruptcy). Upon the FES Debtors' emergence from bankruptcy, FirstEnergy will perform a remeasurement of the pension and OPEB plans. Assuming an emergence in the first quarter of 2020, FirstEnergy anticipates an after-tax mark-to-market loss to be up to $400 million assuming a discount rate of approximately 3.10% to 3.35% and a return on the pension and OPEB plans’ assets based on actual investment performance through January 31, 2020.

The following table reflects the portion of pension and OPEB costs that were charged to expense, including any pension and OPEB mark-to-market adjustments, in the three years ended December 31, 2019, 2018, and 2017:

Postemployment Benefits Expense (Credits)	2019	2018	2017
	(In millions)
Pension	$622	$200	$247
OPEB	(21)	(158)	(45)
Total	$601	$42	$202

Health care cost trends continue to increase and will affect future OPEB costs. The composite health care trend rate assumptions were approximately 6.0-5.5% in 2019 and 2018, gradually decreasing to 4.5% in later years. In determining FirstEnergy’s trend rate assumptions, included are the specific provisions of FirstEnergy’s health care plans, the demographics and utilization rates of plan participants, actual cost increases experienced in FirstEnergy’s health care plans, and projections of future medical trend rates. The effects on 2020 pension and OPEB net periodic benefit costs from changes in key assumptions are as follows:

Increase in Net Periodic Benefit Costs from Adverse Changes in Key Assumptions

Assumption	Adverse Change	Pension	OPEB	Total
		(In millions)
Discount rate	Decrease by 0.25%	$360	$16	$376
Long-term return on assets	Decrease by 0.25%	$20	$1	$21
Health care trend rate	Increase by 1.0%	N/A	$20	$20

See Note 5, "Pension and Other Postemployment Benefits," for additional information.

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

See Note 7, "Taxes," for additional information on FirstEnergy income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

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

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (issued June 2016 and subsequently updated): ASU 2016-13 removes all recognition thresholds and will require companies to recognize an allowance for expected credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost the company expects to collect over the instrument’s contractual life. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. FirstEnergy has analyzed its financial instruments within the scope of this guidance, primarily trade receivables, AFS debt securities and certain third-party guarantees and does not expect a material impact to its financial statements upon adoption in 2020.

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

ASU 2019-12, "Simplifying the Accounting for Income Taxes" (Issued in December 2019): ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A relating to market risk is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework published in 2013, management conducted an evaluation of the effectiveness of their internal control over financial reporting under the supervision of the chief executive officer and chief financial officer. Based on that evaluation, management concluded that FirstEnergy's internal control over financial reporting was effective as of December 31, 2019. The effectiveness of FirstEnergy’s internal control over financial reporting, as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of FirstEnergy Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of FirstEnergy Corp. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Recoverability of Regulatory Assets That Do Not Have an Order for Recovery
As described in Note 1 to the consolidated financial statements, the Company accounts for the effects of regulation through the application of regulatory accounting to its regulated distribution and transmission subsidiaries as their rates are established by a third-party regulator with the authority to set rates that bind customers, are cost-based and can be charged to and collected from customers. This ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows. Management assesses the probability of recovery of regulatory assets at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. Management applies judgment in evaluating the evidence available to assess the probability of recovery of regulatory assets from customers and certain of these assets, totaling approximately $111 million as of December 31, 2019, have been recorded based on precedent and rate making premises without a specific order.
The principal considerations for our determination that performing procedures relating to the Company’s recoverability of regulatory assets that do not have an order for recovery is a critical audit matter are there was significant judgment by management when assessing the probability of recovery of these regulatory assets from customers. This led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the recoverability of these regulatory assets.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s regulatory accounting process, including controls over management’s assessment of the recoverability of regulatory assets that do not have an order for recovery. These procedures also included evaluating the reasonableness of management’s assessment of recoverability of regulatory assets which involved evaluating evidence related to precedent for similar items at the Company and information on comparable companies within similar regulatory jurisdictions as well as assessing progress of communications between management and regulators.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 10, 2020
We have served as the Company’s auditor since 2002.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,
(In millions, except per share amounts)	2019	2018	2017

REVENUES:
Distribution services and retail generation	$8,720	$8,937	$8,685
Transmission	1,510	1,335	1,307
Other	805	989	936
Total revenues(1)	11,035	11,261	10,928

OPERATING EXPENSES:
Fuel	497	538	497
Purchased power	2,927	3,109	2,926
Other operating expenses	2,952	3,133	2,802
Provision for depreciation	1,220	1,136	1,027
Amortization (deferral) of regulatory assets, net	(79)	(150)	308
General taxes	1,008	993	940
Total operating expenses	8,525	8,759	8,500

OPERATING INCOME	2,510	2,502	2,428

OTHER INCOME (EXPENSE):
Miscellaneous income, net	243	205	53
Pension and OPEB mark-to-market adjustment	(674)	(144)	(102)
Interest expense	(1,033)	(1,116)	(1,005)
Capitalized financing costs	71	65	52
Total other expense	(1,393)	(990)	(1,002)

INCOME BEFORE INCOME TAXES	1,117	1,512	1,426

INCOME TAXES	213	490	1,715

INCOME (LOSS) FROM CONTINUING OPERATIONS	904	1,022	(289)

Discontinued operations (Note 3)(2)	8	326	(1,435)

NET INCOME (LOSS)	$912	$1,348	$(1,724)

INCOME ALLOCATED TO PREFERRED STOCKHOLDERS (Note 1)	4	367	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$908	$981	$(1,724)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic - Continuing Operations	$1.69	$1.33	$(0.65)
Basic - Discontinued Operations	0.01	0.66	(3.23)
Basic - Net Income (Loss) Attributable to Common Stockholders	$1.70	$1.99	$(3.88)

Diluted - Continuing Operations	$1.67	$1.33	$(0.65)
Diluted - Discontinued Operations	0.01	0.66	(3.23)
Diluted - Net Income (Loss) Attributable to Common Stockholders	$1.68	$1.99	$(3.88)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	535	492	444
Diluted	542	494	444

(1) Includes excise and gross receipts tax collections of $373 million, $386 million and $370 million in 2019, 2018 and 2017, respectively.

(2) Net of income tax benefit of $5 million, $1,251 million, and $820 million in 2019, 2018 and 2017, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(In millions)	2019	2018	2017

NET INCOME (LOSS)	$912	$1,348	$(1,724)

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(31)	(83)	(85)
Amortized losses on derivative hedges	2	21	10
Change in unrealized gains on available-for-sale securities	—	(106)	22
Other comprehensive loss	(29)	(168)	(53)
Income tax benefits on other comprehensive loss	(8)	(67)	(21)
Other comprehensive loss, net of tax	(21)	(101)	(32)

COMPREHENSIVE INCOME (LOSS)	$891	$1,247	$(1,756)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$627	$367
Restricted cash	52	62
Receivables-
Customers, net of allowance for uncollectible accounts of $46 in 2019 and $50 in 2018	1,091	1,221
Affiliated companies, net of allowance for uncollectible accounts of $1,063 in 2019 and $920 in 2018	—	20
Other, net of allowance for uncollectible accounts of $21 in 2019 and $2 in 2018	203	270
Materials and supplies, at average cost	281	252
Prepaid taxes and other	157	175
Current assets - discontinued operations	33	25
	2,444	2,392
PROPERTY, PLANT AND EQUIPMENT:
In service	41,767	39,469
Less — Accumulated provision for depreciation	11,427	10,793
	30,340	28,676
Construction work in progress	1,310	1,235
	31,650	29,911

INVESTMENTS:
Nuclear plant decommissioning trusts	—	790
Nuclear fuel disposal trust	270	256
Other	299	253
Investments - held for sale (Note 15)	882	—
	1,451	1,299

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,618	5,618
Regulatory assets	99	91
Other	1,039	752
	6,756	6,461
	$42,301	$40,063
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$380	$503
Short-term borrowings	1,000	1,250
Accounts payable	918	965
Accounts payable - affiliated companies	87	—
Accrued interest	249	243
Accrued taxes	545	533
Accrued compensation and benefits	258	318
Other	1,425	822
	4,862	4,634
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 540,652,222 and 511,915,450 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	54	51
Preferred stock, $100 par value, authorized 5,000,000 shares, of which 1,616,000 are designated Series A Convertible Preferred - none outstanding as of December 31, 2019, and 704,589 shares outstanding as of December 31, 2018	—	71
Other paid-in capital	10,868	11,530
Accumulated other comprehensive income	20	41
Accumulated deficit	(3,967)	(4,879)
Total stockholders' equity	6,975	6,814
Long-term debt and other long-term obligations	19,618	17,751
	26,593	24,565
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,849	2,502
Retirement benefits	3,065	2,906
Regulatory liabilities	2,360	2,498
Asset retirement obligations	165	812
Adverse power contract liability	49	89
Other	1,667	2,057
Noncurrent liabilities - held for sale (Note 15)	691	—
	10,846	10,864
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 15)
	$42,301	$40,063
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders' Equity
(In millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2017	—	$—	442	$44	$10,555	$174	$(4,532)	$6,241
Net loss							(1,724)	(1,724)
Other comprehensive loss, net of tax						(32)		(32)
Stock-based compensation					36			36
Cash dividends declared on common stock					(639)			(639)
Stock Investment Plan and certain share-based benefit plans			3		56			56
Reclass to liability awards					(7)			(7)
Share-based compensation accounting change							(6)	(6)
Balance, December 31, 2017	—	—	445	44	10,001	142	(6,262)	3,925
Net income							1,348	1,348
Other comprehensive loss, net of tax						(101)		(101)
Stock-based compensation					60			60
Cash dividends declared on common stock					(906)			(906)
Cash dividends declared on preferred stock					(71)			(71)
Stock Investment Plan and certain share-based benefit plans			4	1	61			62
Stock issuance (Note 11)(1)	1.6	162	30	3	2,297			2,462
Conversion of Series A Convertible Stock (Note 11)	(0.9)	(91)	33	3	88			—
Impact of adopting new accounting pronouncements							35	35
Balance, December 31, 2018	0.7	71	512	51	11,530	41	(4,879)	6,814
Net income							912	912
Other comprehensive loss, net of tax						(21)		(21)
Stock-based compensation					41			41
Cash dividends declared on common stock					(824)			(824)
Cash dividends declared on preferred stock					(3)			(3)
Stock Investment Plan and certain share-based benefit plans			3		56			56
Conversion of Series A Convertible Stock (Note 11)	(0.7)	(71)	26	3	68			—
Balance, December 31, 2019	—	$—	541	$54	$10,868	$20	$(3,967)	$6,975

(1) The Preferred Stock included an embedded conversion option at a price that is below the fair value of the Common Stock on the commitment date. This beneficial conversion feature (BCF), which was approximately $296 million, was recorded to OPIC as well as the amortization of the BCF (deemed dividend) through the period from the issue date to the first allowable conversion date (July 22, 2018) and as such there is no net impact to OPIC for the year ended December 31, 2018. See Note 1, "Organization and Basis of Presentation - Earnings per share," and Note 11, "Capitalization" for additional information on the BCF and the equity issuance.

Dividends declared for each share of common stock and as-converted share of preferred stock was $1.53 during 2019, $1.82 during 2018, and $1.44 during 2017.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$912	$1,348	$(1,724)
Adjustments to reconcile net income (loss) to net cash from operating activities-
Gain on disposal, net of tax (Note 3)	(59)	(435)	—
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	1,217	1,384	1,700
Impairment of assets and related charges	—	—	2,399
Pension trust contributions	(500)	(1,250)	—
Retirement benefits, net of payments	(108)	(137)	29
Pension and OPEB mark-to-market adjustment	676	144	141
Deferred income taxes and investment tax credits, net	252	485	839
Asset removal costs charged to income	28	42	22
Unrealized (gain) loss on derivative transactions	—	(5)	81
Gain on sale of investment securities held in trusts	—	(9)	(63)
Changes in current assets and liabilities-
Receivables	271	(248)	(39)
Materials and supplies	(37)	24	(6)
Prepaid taxes and other	10	(61)	30
Accounts payable	(49)	109	72
Accrued taxes	12	—	(9)
Accrued interest	6	(25)	55
Accrued compensation and benefits	(60)	37	(27)
Other current liabilities	(21)	(121)	(35)
Other	(83)	128	343
Net cash provided from operating activities	2,467	1,410	3,808

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	2,300	1,474	4,675
Short-term borrowings, net	—	950	—
Preferred stock issuance	—	1,616	—
Common stock issuance	—	850	—
Redemptions and repayments-
Long-term debt	(789)	(2,608)	(2,291)
Short-term borrowings, net	—	—	(2,375)
Tender premiums paid on debt redemptions	—	(89)	—
Preferred stock dividend payments	(6)	(61)	—
Common stock dividend payments	(814)	(711)	(639)
Other	(35)	(27)	(72)
Net cash provided from (used for) financing activities	656	1,394	(702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(2,665)	(2,675)	(2,587)
Nuclear fuel	—	—	(254)
Proceeds from asset sales	47	425	388
Sales of investment securities held in trusts	1,637	909	2,170
Purchases of investment securities held in trusts	(1,675)	(963)	(2,268)
Notes receivable from affiliated companies	—	(500)	—
Asset removal costs	(217)	(218)	(172)
Other	—	4	—
Net cash used for investing activities	(2,873)	(3,018)	(2,723)

Net change in cash, cash equivalents and restricted cash	250	(214)	383
Cash, cash equivalents, and restricted cash at beginning of period	429	643	260
Cash, cash equivalents, and restricted cash at end of period	$679	$429	$643

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transaction: beneficial conversion feature (Note1)	$—	$296	$—
Non-cash transaction: deemed dividend convertible preferred stock (Note 1)	$—	$(296)	$—
Cash paid during the year-
Interest (net of amounts capitalized)	$960	$1,071	$1,039
Income taxes, net of refunds	$12	$49	$53

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

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, AE Supply, MP, AGC, PE, WP, and FET and its principal subsidiaries (ATSI, MAIT and TrAIL). In addition, FE holds all of the outstanding equity of other direct subsidiaries including: AESC, FirstEnergy Properties, Inc., FEV, FELHC, Inc., GPUN, Allegheny Ventures, Inc., and Suvon, LLC doing business as both FirstEnergy Home and FirstEnergy Advisors.

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

FE and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation as appropriate and permitted pursuant to GAAP. FE and its subsidiaries consolidate a VIE when it is determined that it is the primary beneficiary (see below). Investments in affiliates over which FE and its subsidiaries have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage of FE's ownership share of the entity’s earnings is reported in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

•
FE will waive all pre-petition claims (other than those claims under the Tax Allocation Agreement for the 2018 tax year) and certain post-petition claims, against the FES Debtors related to the FES Debtors and their businesses, including the full borrowings by FES under the $500 million secured credit facility, the $200 million credit agreement being used to support surety bonds, the BNSF Railway Company/CSX Transportation, Inc. rail settlement guarantee, and the FES Debtors' unfunded pension obligations.

•	The nonconsensual release of all claims against FirstEnergy by the FES Debtors' creditors, which was subsequently waived pursuant to the Waiver Agreement, discussed below.

•	A $225 million cash payment from FirstEnergy.

•
An additional $628 million cash payment from FirstEnergy, which may be decreased by the amount, if any, of cash paid by FirstEnergy to the FES Debtors under the Intercompany Income Tax Allocation Agreement for the tax benefits related to the sale or deactivation of certain plants. On November 21, 2019, FirstEnergy, the FES Debtors, the UCC, and the FES Key Creditors Group entered into an amendment to the settlement agreement, which among other things, changed the $628 million note issuance, into a cash payment to be made upon emergence. The amendment was approved by the Bankruptcy Court on December 16, 2019.

•
Transfer of the Pleasants Power Station and related assets, including the economic interests therein as of January 1, 2019, and a requirement that FE continues to provide access to the McElroy's Run CCR Impoundment Facility, which is not being transferred. In addition, FE provides guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility. On January 21, 2020, AE Supply, FG and a newly formed subsidiary of FG, entered into a letter agreement authorizing the transfer of Pleasants Power Station prior to the FES Debtors’ emergence from bankruptcy. The letter agreement was approved by the Bankruptcy Court on January 28, 2020. The transfer of the Pleasants Power Station was completed on January 30, 2020.

•
FirstEnergy agrees to waive all pre-petition claims related to shared services and credit for nine months of the FES Debtors' shared service costs beginning as of April 1, 2018 through December 31, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.

•
Subject to a cap, FirstEnergy has agreed to fund a pension enhancement through its pension plan for voluntary enhanced retirement packages offered to certain FES employees, as well as offer certain other employee benefits (approximately $14 million recognized for the year ending December 31, 2019).

•
FirstEnergy agrees to perform under the Intercompany Tax Allocation Agreement through the FES Debtors’ emergence from bankruptcy, at which time FirstEnergy will waive a 2017 overpayment for NOLs of approximately $71 million, reverse 2018 estimated payments for NOLs of approximately $88 million and pay the FES Debtors for the use of NOLs in an amount no less than $66 million for 2018. Based on the 2018 federal tax return filed in September 2019, FirstEnergy owes the FES debtors approximately $31 million associated with 2018, which will be paid upon emergence. Based on current estimates for the 2019 tax return to be filed in 2020, FirstEnergy estimates that it owes the FES Debtors approximately $83 million of which FirstEnergy has paid $14 million as of December 31, 2019. The estimated amounts owed to the FES Debtors for 2018 and 2019 tax returns excludes amounts allocated for non-deductible interest as discussed in Note 3, "Discontinued Operations." FirstEnergy is currently reconciling tax matters under the Intercompany Tax Allocation Agreement with the FES Debtors.

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
As contemplated under the FES Bankruptcy settlement agreement, AE Supply entered into an agreement on December 31, 2018, to transfer the 1,300 MW Pleasants Power Station and related assets to FG, while retaining certain specified liabilities. Under the terms of the agreement, FG acquired the economic interests in Pleasants as of January 1, 2019, and AE Supply operated Pleasants until it transferred, which, as discussed above, occurred on January 30, 2020. After closing, AE Supply will continue to provide access to the McElroy's Run CCR Impoundment Facility, which was not transferred, and FE will provide guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility.
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
In October 2019, the FES Debtors and the unions objecting to confirmation of the plan of reorganization reached an agreement framework and the unions agreed to withdraw their objections to the plan of reorganization. On October 15, 2019, the Bankruptcy Court held a hearing to confirm the FES Debtors’ plan of reorganization, and on October 16, 2019, entered a final order confirming the FES Debtors' plan of reorganization. On October 29, 2019, several parties, including FERC, filed notices of appeal with the United States District Court for the Northern District of Ohio appealing the Bankruptcy Court’s final order approving FES Debtors’ plan of reorganization. On December 3, 2019, the NRC provided its approval. The emergence of the FES Debtors from bankruptcy pursuant to the confirmed plan of reorganization is subject to the satisfaction of certain conditions, including approvals from the FERC.
Restricted Cash

Restricted cash primarily relates to the consolidated VIE's discussed below. The cash collected from JCP&L, MP, PE and the Ohio Companies' customers is used to service debt of their respective funding companies.
ACCOUNTING FOR THE EFFECTS OF REGULATION

FirstEnergy accounts for the effects of regulation through the application of regulatory accounting to the Utilities and the Transmission Companies since their rates are established by a third-party regulator with the authority to set rates that bind customers, are cost-based and can be charged to and collected from customers.

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

Management assesses the probability of recovery of regulatory assets at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. Management applies judgment in evaluating the evidence available to assess the probability of recovery of regulatory assets from customers, including, but not limited to evaluating evidence related to precedent for similar items at the Company and information on comparable companies within similar jurisdictions, as well as assessing progress of communications between the Company and regulators. Certain of these regulatory assets, totaling approximately $111 million as of December 31, 2019, are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific order.

The following table provides information about the composition of net regulatory assets and liabilities as of December 31, 2019 and December 31, 2018, and the changes during the year ended December 31, 2019:

Net Regulatory Assets (Liabilities) by Source	December 31, 2019	December 31, 2018	Change
	(In millions)
Regulatory transition costs	$(8)	$49	$(57)
Customer payables for future income taxes	(2,605)	(2,725)	120
Nuclear decommissioning and spent fuel disposal costs	(197)	(148)	(49)
Asset removal costs	(756)	(787)	31
Deferred transmission costs	298	170	128
Deferred generation costs	214	202	12
Deferred distribution costs	155	208	(53)
Contract valuations	51	72	(21)
Storm-related costs	551	500	51
Other	36	52	(16)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(2,261)	$(2,407)	$146

The following table provides information about the composition of net regulatory assets that do not earn a current return as of December 31, 2019 and 2018, of which approximately $228 million and $290 million, respectively, are currently being recovered through rates over varying periods depending on the nature of the deferral and the jurisdiction.

Regulatory Assets by Source Not Earning a Current Return	December 31, 2019	December 31, 2018	Change
		(in millions)
Regulatory transition costs	$7	$10	$(3)
Deferred transmission costs	27	80	(53)
Deferred generation costs	15	8	7
Storm-related costs	471	363	108
Other	25	42	(17)
Regulatory Assets Not Earning a Current Return	$545	$503	$42

CUSTOMER RECEIVABLES

Receivables from customers include retail electric sales and distribution deliveries to residential, commercial and industrial customers for the Utilities. There was no material concentration of receivables as of December 31, 2019 and 2018, with respect to any particular segment of FirstEnergy’s customers. Billed and unbilled customer receivables as of December 31, 2019 and 2018, net of allowance for uncollectible accounts, are included below. The allowance for uncollectible customer receivables is based on historical loss information comprised of a rolling 36-month average net write-off percentage of revenues.

Customer Receivables	December 31, 2019	December 31, 2018
	(In millions)
Billed	$564	$686
Unbilled	527	535
Total	$1,091	$1,221

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

	Year Ended December 31,
Reconciliation of Basic and Diluted EPS of Common Stock	2019	2018	2017

(In millions, except per share amounts)
EPS of Common Stock
Income from continuing operations	$904	$1,022	$(289)
Less: Preferred dividends	(3)	(71)	—
Less: Amortization of beneficial conversion feature	—	(296)	—
Less: Undistributed earnings allocated to preferred stockholders(1)	(1)	—	—
Income (loss) from continuing operations available to common stockholders	900	655	(289)
Discontinued operations, net of tax	8	326	(1,435)
Less: Undistributed earnings allocated to preferred stockholders (1)	—	—	—
Income (loss) from discontinued operations available to common stockholders	8	326	(1,435)

Income (loss) attributable to common stockholders, basic	$908	$981	$(1,724)

Income allocated to preferred stockholders, preferred dilutive (2)	4	N/A	N/A

Income (loss) attributable to common stockholders, dilutive	$912	$981	$(1,724)

Share Count information:
Weighted average number of basic shares outstanding	535	492	444
Assumed exercise of dilutive stock options and awards	3	2	—
Assumed conversion of preferred stock	4	—	—
Weighted average number of diluted shares outstanding	542	494	444

Income (loss) attributable to common stockholders, per common share:
Income from continuing operations, basic	$1.69	$1.33	$(0.65)
Discontinued operations, basic	0.01	0.66	(3.23)
Income (loss) attributable to common stockholders, basic	$1.70	$1.99	$(3.88)

Income from continuing operations, diluted	$1.67	$1.33	$(0.65)
Discontinued operations, diluted	0.01	0.66	(3.23)
Income (loss) attributable to common stockholders, diluted	$1.68	$1.99	$(3.88)

(1)
Undistributed earnings were not allocated to participating securities for the year ended December 31, 2018, as income from continuing operations less dividends declared (common and preferred) and deemed dividends were a net loss. Undistributed earning allocated to participating securities for the year ended December 31, 2019 were immaterial.

(2)
The shares of common stock issuable upon conversion of the preferred shares (26 million shares) were not included for 2018 as their inclusion would be anti-dilutive to basic EPS from continuing operations. Amounts allocated to preferred stockholders of $4 million for the year ended December 31,2019 are included within Income from continuing operations available to common stockholders for diluted earnings.

For the years ended December 31, 2018 and 2017, approximately 1 million and 3 million shares from stock options and awards were excluded from the calculation of diluted shares outstanding, respectively, as their inclusion would be antidilutive, and, in the case of 2017, a result of the net loss for the period. For the year ended December 31, 2019, no shares from stock options or awards were excluded from the calculation of diluted shares.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment reflects original cost (net of any impairments recognized), including payroll and related costs such as taxes, employee benefits, administrative and general costs, and interest costs incurred to place the assets in service. The costs of normal maintenance, repairs and minor replacements are expensed as incurred. FirstEnergy recognizes liabilities for planned major maintenance projects as they are incurred. Property, plant and equipment balances by segment as of December 31, 2019 and 2018, were as follows:

	December 31, 2019
Property, Plant and Equipment	In Service(1)	Accum. Depr.	Net Plant	CWIP	Total
	(In millions)
Regulated Distribution	$28,735	$(8,540)	$20,195	$744	$20,939
Regulated Transmission	12,023	(2,383)	9,640	526	10,166
Corporate/Other	1,009	(504)	505	40	545
Total	$41,767	$(11,427)	$30,340	$1,310	$31,650

	December 31, 2018
Property, Plant and Equipment	In Service(1)	Accum. Depr.	Net Plant	CWIP	Total
	(In millions)
Regulated Distribution	$27,520	$(8,132)	$19,388	$628	$20,016
Regulated Transmission	11,041	(2,210)	8,831	545	9,376
Corporate/Other	908	(451)	457	62	519
Total	$39,469	$(10,793)	$28,676	$1,235	$29,911

(1) Includes finance leases of $163 million and $173 million as of December 31, 2019 and 2018, respectively.

The major classes of Property, plant and equipment are largely consistent with the segment disclosures above. Regulated Distribution has approximately $2 billion of total regulated generation property, plant and equipment.

FirstEnergy provides for depreciation on a straight-line basis at various rates over the estimated lives of property included in plant in service. The respective annual composite depreciation rates for FirstEnergy were 2.7%, 2.6% and 2.4% in 2019, 2018 and 2017, respectively.

For the years ended December 31, 2019, 2018 and 2017, capitalized financing costs on FirstEnergy's Consolidated Statements of Income (Loss) include $45 million, $46 million and $35 million, respectively, of allowance for equity funds used during construction and $26 million, $19 million and $17 million, respectively, of capitalized interest.

Jointly Owned Plants

FE, through its subsidiary, AGC, owns an undivided 16.25% interest (487 MWs) in a 3,003 MW pumped storage, hydroelectric station in Bath County, Virginia, operated by the 60% owner, VEPCO, a non-affiliated utility. Net Property, plant and equipment includes $161 million representing AGC's share in this facility as of December 31, 2019. AGC is obligated to pay its share of the costs of this jointly-owned facility in the same proportion as its ownership interests using its own financing. AGC's share of direct expenses of the joint plant is included in FE's operating expenses on the Consolidated Statements of Income (Loss). AGC provides the generation capacity from this facility to its owner, MP.

Asset Retirement Obligations

FE recognizes an ARO for the future decommissioning of its TMI-2 nuclear power plant and future remediation of other environmental liabilities associated with all of its long-lived assets. The ARO liability represents an estimate of the fair value of FirstEnergy's current obligation related to nuclear decommissioning and the retirement or remediation of environmental liabilities of other assets. A fair value measurement inherently involves uncertainty in the amount and timing of settlement of the liability. FirstEnergy uses an expected cash flow approach to measure the fair value of the nuclear decommissioning and environmental remediation AROs, considering the expected timing of settlement of the ARO based on the expected economic useful life of associated asset and/or regulatory requirements. The fair value of an ARO is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying value of the long-lived asset and are depreciated over the life of the related asset. In certain circumstances, FirstEnergy has recovery of asset retirement costs and, as such, certain accretion and depreciation is offset against regulatory assets.

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

AROs as of December 31, 2019, are described further in Note 13, "Asset Retirement Obligations."

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

FirstEnergy's reporting units are consistent with its reportable segments and consist of Regulated Distribution and Regulated Transmission. The following table presents goodwill by reporting unit as of December 31, 2019:

	Regulated Distribution	Regulated Transmission	Consolidated
	(In millions)
Goodwill	$5,004	$614	$5,618

As of July 31, 2019, FirstEnergy performed a qualitative assessment of the Regulated Distribution and Regulated Transmission reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment include: growth rates, interest rates, expected capital expenditures, utility sector market performance and other market considerations. It was determined that the fair values of these reporting units were, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.
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
DERIVATIVES

FirstEnergy is exposed to financial risks resulting from fluctuating interest rates and commodity prices, including prices for electricity, coal and energy transmission. To manage the volatility related to these exposures, FirstEnergy’s Risk Policy Committee, comprised of senior management, provides general management oversight for risk management activities throughout FirstEnergy. The Risk Policy Committee is responsible for promoting the effective design and implementation of sound risk management programs and oversees compliance with corporate risk management policies and established risk management practice. FirstEnergy may use a variety of derivative instruments for risk management purposes including forward contracts, options, futures contracts and swaps.

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

Consolidated VIEs
VIEs in which FirstEnergy is the primary beneficiary consist of the following (included in FirstEnergy’s consolidated financial statements):

•
Ohio Securitization - In June 2013, SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all electric customer heating discounts, fuel and purchased power regulatory assets.

•	JCP&L Securitization - JCP&L Transition Funding II sold transition bonds to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS.

•	MP and PE Environmental Funding Companies - Bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE which issued environmental control bonds.
See Note 11, “Capitalization,” for additional information on securitized bonds.

Unconsolidated VIEs
FirstEnergy is not the primary beneficiary of the following VIEs:

•
Global Holding - FEV holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales in U.S. and international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint ventures economic performance. FEV's ownership interest is subject to the equity method of accounting. As of December 31, 2019, the carrying value of the equity method investment was $28 million.

As discussed in Note 15, "Commitments, Guarantees and Contingencies," FE is the guarantor under Global Holding's $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding's outstanding principal balance is $114 million as of December 31, 2019. Failure by Global Holding to meet the terms and conditions under its term loan facility could require FE to be obligated under the provisions of its guarantee, resulting in consolidation of Global Holding by FE.

•
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of December 31, 2019, the carrying value of the equity method investment was $18 million.

•
Purchase Power Agreements - FirstEnergy evaluated its PPAs and determined that certain NUG entities at its Regulated Distribution segment may be VIEs to the extent that they own a plant that sells substantially all of its output to the applicable utilities and the contract price for power is correlated with the plant’s variable costs of production.

FirstEnergy maintains 10 long-term PPAs with NUG entities that were entered into pursuant to PURPA. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, any of these entities. FirstEnergy has determined that for all but one of these NUG entities, it does not have a variable interest, or the entities do not meet the criteria to be considered a VIE. FirstEnergy may hold a variable interest in the remaining one entity; however, it applied the scope exception that exempts enterprises unable to obtain the necessary information to evaluate entities.

Because FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power. FirstEnergy expects any above-market costs incurred at its Regulated Distribution segment to be recovered from customers. Purchased power costs related to the contract that may contain a variable interest were $116 million and $108 million, respectively, during the years ended December 31, 2019 and 2018.

•
FES and FENOC - As a result of the Chapter 11 bankruptcy filing discussed in Note 3, "Discontinued Operations," FE evaluated its investments in FES and FENOC and determined they are VIEs. FE is not the primary beneficiary because it lacks a controlling interest in FES and FENOC, which are subject to the jurisdiction of the Bankruptcy Court as of March 31, 2018. The carrying values of the equity investments in FES and FENOC were zero at December 31, 2019.

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

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (issued June 2016 and subsequently updated): ASU 2016-13 removes all recognition thresholds and will require companies to recognize an allowance for expected credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost the company expects to collect over the instrument’s contractual life. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. FirstEnergy has analyzed its financial instruments within the scope of this guidance, primarily trade receivables, AFS debt securities and certain third-party guarantees and does not expect a material impact to its financial statements upon adoption in 2020.

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

ASU 2019-12, "Simplifying the Accounting for Income Taxes" (Issued in December 2019): ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted.
2. REVENUE

FirstEnergy accounts for revenues from contracts with customers under ASC 606, "Revenue from Contracts with Customers." Revenue from leases, financial instruments, other contractual rights or obligations and other revenues that are not from contracts with customers are outside the scope of the new standard and accounted for under other existing GAAP. FirstEnergy has elected to exclude sales taxes and other similar taxes collected on behalf of third parties from revenue as prescribed in the new standard. As a result, tax collections and remittances are excluded from recognition in the income statement and instead recorded through the balance sheet. Excise and gross receipts taxes that are assessed on FirstEnergy are not subject to the election and are included in revenue. FirstEnergy has elected the optional invoice practical expedient for most of its revenues and, with the exception of JCP&L transmission, utilizes the optional short-term contract exemption for transmission revenues due to the annual establishment of revenue requirements, which eliminates the need to provide certain revenue disclosures regarding unsatisfied performance obligations.

FirstEnergy’s revenues are primarily derived from electric service provided by the Utilities and Transmission Companies. The following tables represent a disaggregation of revenue from contracts with customers for the year ended December 31, 2019, by type of service from each reportable segment:

Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$5,133	$—	$(83)	$5,050
Retail generation	3,727	—	(57)	3,670
Wholesale sales(2)	411	—	12	423
Transmission(2)	—	1,510	—	1,510
Other	150	—	2	152
Total revenues from contracts with customers	$9,421	$1,510	$(126)	$10,805
ARP	181	—	—	181
Other non-customer revenue	96	16	(63)	49
Total revenues	$9,698	$1,526	$(189)	$11,035

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes reductions to revenue related to amounts subject to refund resulting from the Tax Act ($16 million at Regulated Distribution and $19 million at Regulated Transmission).

The following tables represent a disaggregation of revenue from contracts with customers for the year ended December 31, 2018, by type of service from each reportable segment:

Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$5,159	$—	$(104)	$5,055
Retail generation	3,936	—	(54)	3,882
Wholesale sales(2)	502	—	22	524
Transmission(2)	—	1,335	—	1,335
Other	144	—	4	148
Total revenues from contracts with customers	$9,741	$1,335	$(132)	$10,944
ARP	254	—	—	254
Other non-customer revenue	108	18	(63)	63
Total revenues	$10,103	$1,353	$(195)	$11,261

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $147 million in net reductions to revenue related to amounts subject to refund resulting from the Tax Act ($131 million at Regulated Distribution and $16 million at Regulated Transmission).

Other non-customer revenue includes revenue from late payment charges of $37 million and $39 million, as well as revenue from derivatives of $8 million and $18 million, respectively, for the years ended December 31, 2019 and 2018.

Regulated Distribution

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies and also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey. Each of the Utilities earns revenue from state-regulated rate tariffs under which it provides distribution services to residential, commercial and industrial customers in its service territory. The Utilities are obligated under the regulated construct to deliver power to customers reliably, as it is needed, which creates an implied monthly contract with the end-use customer. See Note 14 "Regulatory Matters," for additional information on rate recovery mechanisms. Distribution and electric revenues are recognized over time as electricity is distributed and delivered to the customer and the customers consume the electricity immediately as delivery occurs.

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

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the years ended December 31, 2019 and 2018, by class:

	For the Years Ended December 31,
Revenues by Customer Class	2019	2018
	(In millions)
Residential	$5,412	$5,598
Commercial	2,252	2,350
Industrial	1,106	1,056
Other	90	91
Total	$8,860	$9,095

Wholesale sales primarily consist of generation and capacity sales into the PJM market from FirstEnergy's regulated electric generation capacity and NUGs. Certain of the Utilities may also purchase power in the PJM markets to supply power to their customers. Generally, these power sales from generation and purchases to serve load are netted hourly and reported gross as either revenues or purchased power on the Consolidated Statements of Income (Loss) based on whether the entity was a net seller or buyer each hour. Capacity revenues are recognized ratably over the PJM planning year at prices cleared in the annual PJM Reliability Pricing Model Based Residual Auction and incremental auctions. Capacity purchases and sales through PJM capacity auctions are reported within revenues on the Consolidated Statements of Income (Loss). Certain capacity income (bonuses) and charges (penalties) related to the availability of units that have cleared in the auctions are unknown and not recorded in revenue until, and unless, they occur.

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

ASC 606 excludes industry-specific accounting guidance for recognizing revenue from ARPs as these programs represent contracts between the utility and its regulators, as opposed to customers. Therefore, revenue from these programs are not within the scope of ASC 606 and regulated utilities are permitted to continue to recognize such revenues in accordance with existing practice but are presented separately from revenue arising from contracts with customers. FirstEnergy currently has ARPs in Ohio, primarily under Rider DMR, and in New Jersey. Please see Note 14, "Regulatory Matters," for further discussion on Rider DMR.

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

Effective January 1, 2018, JCP&L is subject to a FERC-approved settlement agreement that provides an annual revenue requirement of $155 million, which is recognized ratably as revenue over time. Please see Note 14, "Regulatory Matters," for further discussion on tariff amendments approved by FERC on December 19, 2019, to convert JCP&L's existing stated transmission rate to a forward-looking formula transmission rate.

The following table represents a disaggregation of revenue from contracts with regulated transmission customers by transmission owner for the years ended December 31, 2019 and 2018 by transmission owner:

	For the Years Ended December 31,
Transmission Owner	2019	2018
	(In millions)
ATSI	$754	$664
TrAIL	242	237
MAIT	224	150
Other	290	284
Total Revenues	$1,510	$1,335

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

FES and FENOC Chapter 11 Bankruptcy Filing

As discussed in Note 1, "Organization and Basis of Presentation," on March 31, 2018, FES and FENOC announced the FES Bankruptcy. FirstEnergy concluded that it no longer had a controlling interest in the FES Debtors, as the entities are subject to the jurisdiction of the Bankruptcy Court and, accordingly, as of March 31, 2018, the FES Debtors were deconsolidated from FirstEnergy's consolidated financial statements, and FirstEnergy has accounted and will account for its investments in the FES Debtors at fair values of zero. In connection with the disposal and the FES Bankruptcy settlement agreement approved by the Bankruptcy Court in September 2018, as further discussed in Note 1, "Organization and Basis of Presentation," FE recorded an after-tax gain on disposal of $59 million and $435 million in 2019 and 2018, respectively.
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

On March 16, 2018, the FES Debtors withdrew from the unregulated companies' money pool, which included FE, and the FES Debtors. Under the terms of the FES Bankruptcy settlement agreement, FE reinstated $88 million for 2018 estimated payments for NOLs applied against the FES Debtor’s position in the unregulated companies’ money pool prior to their withdrawal on March 16, 2018, which increased the amount the FES Debtors owed FE under the money pool to $92 million. In addition, as of March 31, 2018, AE Supply had a $102 million outstanding unsecured promissory note owed from FES. Following deconsolidation of the FES Debtors on March 31, 2018, and given the terms of the FES Bankruptcy settlement agreement, FE fully reserved the $92 million associated with the outstanding unsecured borrowings under the unregulated companies' money pool and the $102 million associated with the AE Supply unsecured promissory note. Under the terms of the FES Bankruptcy settlement agreement, FirstEnergy will release any and all claims against the FES Debtors with respect to the $92 million owed under the unregulated money pool and $102 million unsecured promissory note. For the years ended December 31, 2019 and 2018, approximately $33 million and $24 million of interest was accrued and subsequently reserved, respectively.
Services Agreements
Pursuant to the FES Bankruptcy settlement agreement, FirstEnergy entered into an amended and restated shared services agreement with the FES Debtors to extend the availability of shared services until no later than June 30, 2020, subject to reductions in services if requested by the FES Debtors. Under the amended shared services agreement, and consistent with the prior shared services agreements, costs are directly billed or assigned at no more than cost. In addition to providing for certain notice requirements and other terms and conditions, the agreement provided for a credit to the FES Debtors in an amount up to $112.5 million for charges incurred for services provided under prior shared services agreements and the amended shared services agreement from April 1, 2018 through December 31, 2018. The entire credit for shared services provided to the FES Debtors ($112.5 million) has been recognized by FE and was included within the loss from discontinued operations as of December 31, 2018. The FES Debtors have paid approximately $152 million for the shared services for the year ended December 31, 2019.
Benefit Obligations
FirstEnergy will retain certain obligations for the FES Debtors' employees for services provided prior to emergence from bankruptcy. The retention of this obligation at March 31, 2018, resulted in a net liability of $820 million (including EDCP, pension and OPEB) with a corresponding loss from discontinued operations. EDCP and pension/OPEB service costs earned by the FES Debtors' employees during bankruptcy are billed under the shared services agreement. As FE continues to provide pension benefits to FES/FENOC employees, certain components of pension cost, including the mark to market, are seen as providing ongoing services and are reported in the continuing operations of FE, subsequent to the bankruptcy filing. FE has billed the FES Debtors approximately $37 million for their share of pension and OPEB service costs for the year ended December 31, 2019.
Purchase Power
FES at times provides power through affiliated company power sales to meet a portion of the Utilities' POLR and default service requirements and provides power to certain affiliates' facilities. As of December 31, 2019, the Utilities owed FES approximately $10 million related to these purchases. The terms and conditions of the power purchase agreements are generally consistent with industry practices and other similar third-party arrangements. The Utilities purchased and recognized in continuing operations approximately $171 million and $318 million of power purchases from FES for the years ended December 31, 2019 and 2018, respectively.
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

Additionally, the Tax Act amended Section 163(j) of the Code, limiting interest expense deductions for corporations but with exemption for certain regulated utilities. On November 26, 2018, the IRS issued proposed regulations implementing Section 163(j), including application to consolidated groups with both regulated utility and non-regulated members. Based on its interpretation of these proposed regulations, FirstEnergy has estimated the amount of deductible interest for its consolidated group in 2019 and 2018 and has recorded a deferred tax asset on the nondeductible portion as it is carried forward with an indefinite life. However, the deferred tax asset related to the carryforward of nondeductible interest has a full valuation allowance recorded against it as future profitability from sources other than regulated utility businesses is required for utilization. In 2019 and 2018, FirstEnergy recorded tax expense of $54 million and $60 million, respectively, resulting from the valuation allowance, of which $14 million and $27 million has been reflected as an uncertain tax position in 2019 and 2018, respectively. All tax expense related to nondeductible interest in 2019 and 2018 has been recorded in discontinued operations as it is entirely attributed to the inclusion of the FES Debtors in FirstEnergy's consolidated group and therefore, pursuant to the Intercompany Tax Sharing Agreement, has been allocated to the FES Debtors. FE has fully reserved the amount of non-deductible interest allocated to the FES Debtors in connection with the on-going reconciliations under the Intercompany Tax Allocation Agreement with the FES Debtors.
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

As contemplated under the FES Bankruptcy settlement agreement, AE Supply entered into an agreement on December 31, 2018, to transfer the 1,300 MW Pleasants Power Station and related assets to FG, while retaining certain specified liabilities. Under the terms of the agreement, FG acquired the economic interests in Pleasants as of January 1, 2019, and AE Supply operated Pleasants until it transferred, which, as discussed above, occurred on January 30, 2020. After closing, AE Supply will continue to provide access to the McElroy's Run CCR Impoundment Facility, which was not transferred, and FE will provide guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility.
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

Summarized Results of Discontinued Operations

Summarized results of discontinued operations for the years ended December 31, 2019, 2018, and 2017 were as follows:

	For the Years Ended December 31,
(In millions)	2019	2018 (3)	2017 (3)

Revenues	$188	$989	$3,055
Fuel	(140)	(304)	(879)
Purchased power	—	(84)	(268)
Other operating expenses	(63)	(435)	(1,499)
Provision for depreciation	—	(96)	(109)
General taxes	(14)	(35)	(103)
Impairment of assets(1)	—	—	(2,358)
Pleasants economic interest(2)	27	—	—
Other expense, net	(2)	(83)	(94)
Loss from discontinued operations, before tax	(4)	(48)	(2,255)
Income tax expense (benefit)	47	61	(820)
Loss from discontinued operations, net of tax	(51)	(109)	(1,435)
Gain on disposal of FES and FENOC, net of tax	59	435	—
Income (Loss) from discontinued operations	$8	$326	$(1,435)
(1) Includes impairment of the FES nuclear facilities, the Pleasants Power Station ($120 million), and the competitive generation asset sale ($193 million).
(2) Reflects the estimated amounts owed from FG for its economic interests in Pleasants effective January 1, 2019, as further discussed above.
(3) Discontinued operations include results of FES and FENOC through March 31, 2018, when deconsolidated from FirstEnergy's financial statements.
The gain on disposal that was recognized in the year ended December 31, 2019 and 2018, consisted of the following:

	For the Years Ended December 31,
(In millions)	2019	2018
Removal of investment in FES and FENOC	$—	$2,193
Assumption of benefit obligations retained at FE	—	(820)
Guarantees and credit support provided by FE	—	(139)
Reserve on receivables and allocated pension/OPEB mark-to-market	—	(914)
Settlement consideration and services credit	7	(1,197)
Loss on disposal of FES and FENOC, before tax	7	(877)
Income tax benefit, including estimated worthless stock deduction	52	1,312
Gain on disposal of FES and FENOC, net of tax	$59	$435
As of December 31, 2019 and 2018, materials and supplies of $33 million and $25 million, respectively, are included in FirstEnergy's Consolidated Balance Sheets as Current assets - discontinued operations.

FirstEnergy's Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of cash flow items from discontinued operations for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
(In millions)	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from discontinued operations	$8	$326	$(1,435)
Gain on disposal, net of tax	(59)	(435)	—
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	—	110	333
Deferred income taxes and investment tax credits, net	47	61	(842)
Unrealized (gain) loss on derivative transactions	—	(10)	81

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	—	(27)	(317)
Nuclear fuel	—	—	(254)
Sales of investment securities held in trusts	—	109	940
Purchases of investment securities held in trusts	—	(122)	(999)

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI for the years ended December 31, 2019, 2018 and 2017, for FirstEnergy are shown in the following table:

	Gains & Losses on Cash Flow Hedges (1)	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance, January 1, 2017	$(28)	$52	$150	$174

Other comprehensive income before reclassifications	—	85	(11)	74
Amounts reclassified from AOCI	10	(63)	(74)	(127)
Other comprehensive income (loss)	10	22	(85)	(53)
Income tax (benefits) on other comprehensive income (loss)	4	7	(32)	(21)
Other comprehensive income (loss), net of tax	6	15	(53)	(32)

AOCI Balance, December 31, 2017	$(22)	$67	$97	$142

Other comprehensive income before reclassifications	—	(97)	(9)	(106)
Amounts reclassified from AOCI	8	(1)	(74)	(67)
Deconsolidation of FES and FENOC	13	(8)	—	5
Other comprehensive income (loss)	21	(106)	(83)	(168)
Income tax (benefits) on other comprehensive income (loss)	10	(39)	(38)	(67)
Other comprehensive income (loss), net of tax	11	(67)	(45)	(101)

AOCI Balance, December 31, 2018	$(11)	$—	$52	$41

Other comprehensive income before reclassifications	—	—	(2)	(2)
Amounts reclassified from AOCI	2	—	(29)	(27)
Other comprehensive income (loss)	2	—	(31)	(29)
Income tax (benefits) on other comprehensive income (loss)	—	—	(8)	(8)
Other comprehensive income (loss), net of tax	2	—	(23)	(21)

AOCI Balance, December 31, 2019	$(9)	$—	$29	$20

(1) Relates to previous cash flow hedges used to hedge fixed rate long-term debt securities prior to their issuance.

The following amounts were reclassified from AOCI for FirstEnergy in the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,			Affected Line Item in Consolidated Statements of Income (Loss)
Reclassifications from AOCI (1)	2019	2018 (2)	2017
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$—	$1	$2	Other operating expenses
Long-term debt	2	7	8	Interest expense
	—	(2)	(4)	Income taxes
	$2	$6	$6	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$—	$(1)	$(40)	Discontinued operations

Defined benefit pension and OPEB plans
Prior-service costs	$(29)	$(74)	$(74)	(3)
	8	19	28	Income taxes
	$(21)	$(55)	$(46)	Net of tax

(1) Amounts in parenthesis represent credits to the Consolidated Statements of Income (Loss) from AOCI.
(2) Includes stranded tax amounts reclassified from AOCI in connection with the adoption of ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".
(3) Prior-service costs are reported within Miscellaneous income, net within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income (Loss). Components are included in the computation of net periodic cost (credits), see Note 5, "Pension and Other Postemployment Benefits," for additional details.

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
FirstEnergy recognizes a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. The remaining components of pension and OPEB expense, primarily service costs, interest on obligations, assumed return on assets and prior service costs, are recorded on a monthly basis. The pension and OPEB mark-to-market adjustment for the years ended December 31, 2019, 2018, and 2017 were $676 million, $145 million, and $141 million, respectively. Of these amounts, approximately $2 million, $1 million, and $39 million, are included in discontinued operations for the years ended December 31, 2019, 2018, and 2017, respectively. In 2019, the pension and OPEB mark-to-market adjustment primarily reflects a 110 bps decrease in the discount rate used to measure benefit obligations and higher than expected asset returns.

FirstEnergy’s pension and OPEB funding policy is based on actuarial computations using the projected unit credit method. In January 2018, FirstEnergy satisfied its minimum required funding obligations to its qualified pension plan of $500 million and addressed anticipated required funding obligations through 2020 to its pension plan with an additional contribution of $750 million. On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. FirstEnergy expects no required contributions through 2021.
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

FirstEnergy’s assumed rate of return on pension plan assets considers historical market returns and economic forecasts for the types of investments held by the pension trusts. In 2019, FirstEnergy’s pension and OPEB plan assets experienced gains of $1,492 million, or 20.2%, compared to losses of $371 million, or (4.0)%, in 2018 and gains of $999 million, or 15.1%, in 2017, and assumed a 7.50% rate of return for 2019, 2018 and 2017 which generated $569 million, $605 million and $478 million of expected returns on plan assets, respectively. The expected return on pension and OPEB assets is based on the trusts’ asset allocation targets and the historical performance of risk-based and fixed income securities. The gains or losses generated as a result of the difference between expected and actual returns on plan assets will decrease or increase future net periodic pension and OPEB cost as the difference is recognized annually in the fourth quarter of each fiscal year or whenever a plan is determined to qualify for remeasurement.

During 2019, the Society of Actuaries published new mortality tables that include more current data than the RP-2014 tables as well as new improvement scales. An analysis of FirstEnergy pension and OPEB plan mortality data indicated the use of the Pri-2012 mortality table with projection scale MP-2019 was most appropriate. As such, the Pri-2012 mortality table with projection scale MP-2019 was utilized to determine the 2019 benefit cost and obligation as of December 31, 2019 for the FirstEnergy pension and OPEB plans. The impact of using the Pri-2012 mortality table with projection scale MP-2019 resulted in a decrease to the projected benefit obligation approximately $29 million and $3 million for the pension and OPEB plans, respectively, and was included in the 2019 pension and OPEB mark-to-market adjustment.

Effective in 2019, FirstEnergy changed the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for pension and OPEB plans. Historically, FirstEnergy estimated these components utilizing a single, weighted average discount rate derived from the yield curve used to measure the benefit obligation. FirstEnergy has elected to use a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows, as this provides a better estimate of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This election is considered a change in estimate and, accordingly, accounted for prospectively, and did not have a material impact on FirstEnergy's financial statements.
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

	Pension		OPEB
Obligations and Funded Status - Qualified and Non-Qualified Plans	2019	2018	2019	2018
	(In millions)
Change in benefit obligation:
Benefit obligation as of January 1	$9,462	$10,167	$608	$731

Service cost	193	224	3	5
Interest cost	373	372	22	25
Plan participants’ contributions	—	—	4	3
Plan amendments	2	5	—	5
Special termination benefits	14	31	—	8
Medicare retiree drug subsidy	—	—	1	1
Annuity purchase	—	(129)	—	—
Actuarial (gain) loss	1,535	(710)	64	(121)
Benefits paid	(529)	(498)	(48)	(49)
Benefit obligation as of December 31	$11,050	$9,462	$654	$608

Change in fair value of plan assets:
Fair value of plan assets as of January 1	$6,984	$6,704	$408	$439
Actual return on plan assets	1,419	(363)	73	(8)
Annuity purchase	—	(129)	—	—
Company contributions	521	1,270	21	22
Plan participants’ contributions	—	—	4	3
Benefits paid	(529)	(498)	(48)	(48)
Fair value of plan assets as of December 31	$8,395	$6,984	$458	$408

Funded Status:
Qualified plan	$(2,203)	$(2,093)	$—	$—
Non-qualified plans	(452)	(385)	—	—
Funded Status (Net liability as of December 31)	$(2,655)	$(2,478)	$(196)	$(200)

Accumulated benefit obligation	$10,439	$8,951	$—	$—

Amounts Recognized in AOCI:
Prior service cost (credit)	$24	$30	$(85)	$(121)

Assumptions Used to Determine Benefit Obligations
(as of December 31)
Discount rate	3.34%	4.44%	3.18%	4.30%
Rate of compensation increase	4.10%	4.10%	N/A	N/A
Cash balance weighted average interest crediting rate	2.57%	3.34%	N/A	N/A

Assumed Health Care Cost Trend Rates
(as of December 31)
Health care cost trend rate assumed (pre/post-Medicare)	N/A	N/A	6.0-5.5%	6.0-5.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2028	2028

Allocation of Plan Assets (as of December 31)
Equity securities	29%	34%	54%	48%
Fixed Income	36%	34%	30%	35%
Hedge funds	9%	11%	—%	—%
Insurance-linked securities	2%	2%	—%	—%
Real estate funds	7%	10%	—%	—%
Derivatives	—%	2%	—%	—%
Private equity funds	4%	2%	—%	—%
Cash and short-term securities	13%	5%	16%	17%
Total	100%	100%	100%	100%

Components of Net Periodic Benefit Costs for the Years Ended December 31,	Pension			OPEB
	2019	2018	2017	2019	2018	2017
	(In millions)
Service cost	$193	$224	$208	$3	$5	$5
Interest cost	373	372	390	22	25	27
Expected return on plan assets	(540)	(574)	(448)	(29)	(31)	(30)
Amortization of prior service costs (credits)	7	7	7	(36)	(81)	(81)
Special termination costs (1)	14	31	—	—	8	—
Pension & OPEB mark-to-market adjustment	656	227	108	20	(82)	13
Net periodic benefit costs (credits)	$703	$287	$265	$(20)	$(156)	$(66)

(1) Subject to a cap, FirstEnergy has agreed to fund a pension enhancement through its pension plan, for voluntary enhanced retirement packages offered to certain FES employees, as well as offer certain other employee benefits (approximately $14 million recognized for the year ended December 31, 2019).

Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31,*	Pension			OPEB
	2019	2018	2017	2019	2018	2017
Weighted-average discount rate	4.44%	3.75%	4.25%	4.30%	3.50%	4.00%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	4.10%	4.20%	4.20%	N/A	N/A	N/A

*Excludes impact of pension and OPEB mark-to-market adjustment.

Amounts in the tables above include FES Debtors' share of the net periodic pension and OPEB costs (credits) of $242 million and $(19) million, respectively, for the year ended December 31, 2019. The FES Debtors' share of the net periodic pension and OPEB costs (credits) were $64 million and $(25) million, respectively, for the year ended December 31, 2018, and $60 million and $(17) million, respectively, for the year ended December 31, 2017. The 2019 special termination costs associated with FES' voluntary enhanced retirement package are a component of Discontinued operations in FirstEnergy's Consolidated Statements of Income (Loss). Following the FES Debtors’ voluntary bankruptcy filing, FE has billed the FES Debtors approximately $37 million and $42 million for their share of pension and OPEB service costs for the years ended December 31, 2019 and 2018, respectively.
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

The following tables set forth pension financial assets that are accounted for at fair value by level within the fair value hierarchy. See Note 10, "Fair Value Measurements," for a description of each level of the fair value hierarchy. There were no significant transfers between levels during 2019 and 2018.

	December 31, 2019				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$1,069	$—	$1,069	13%
Equities	1,532	828	—	2,360	29%
Fixed income:
Corporate bonds	—	2,064	—	2,064	25%
Other(3)	—	880	—	880	11%
Alternatives:
Derivatives	(40)	—	—	(40)	—%
Total (1)	$1,492	$4,841	$—	$6,333	78%

Private equity funds (2)				342	4%
Insurance-linked securities (2)				186	2%
Hedge funds (2)				774	9%
Real estate funds (2)				584	7%
Total Investments				$8,219	100%

(1)	Excludes $176 million as of December 31, 2019, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

(2)	Net Asset Value used as a practical expedient to approximate fair value.

(3)	Includes insurance annuities, bank loans and emerging markets debt.

	December 31, 2018				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$342	$—	$342	5%
Equities	1,115	1,256	—	2,371	34%
Fixed income:
Government bonds	—	59	—	59	1%
Corporate bonds	—	1,674	—	1,674	23%
Other(4)	—	667	—	667	10%
Alternatives:
Derivatives	108	—	—	108	2%
Total (1)	$1,223	$3,998	$—	$5,221	75%

Private equity funds (2)				143	2%
Insurance-linked securities (2)				108	2%
Hedge funds (3)				779	11%
Real estate funds (3)				665	10%
Total Investments				$6,916	100%

(1)	Excludes $68 million as of December 31, 2018, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

(2)	Net asset value used as a practical expedient to approximate fair value.

(3)
The classification of Level 2 and 3 assets from the prior year, $779 million and $665 million, respectively, was adjusted in the current year presentation and included outside of the fair value hierarchy table as of December 31, 2018, as investments for which Net Asset Value is used as a practical expedient to approximate fair value in accordance with ASU 2015-07 "Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)".

(4)	Includes insurance annuities, bank loans and emerging markets debt.

As of December 31, 2019 and 2018, the OPEB trust investments measured at fair value were as follows:

	December 31, 2019				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$72	$—	$72	16%
Equity investment:
Domestic	246	—	—	246	54%
Fixed income:
Government bonds	—	100	—	100	22%
Corporate bonds	—	34	—	34	7%
Mortgage-backed securities (non-government)		5	—	5	1%
Total (1)	$246	$211	$—	$457	100%
(1) Excludes $1 million as of December 31, 2019, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

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
FirstEnergy’s target asset allocations for its pension and OPEB trust portfolios for 2019 and 2018 are shown in the following table:

Target Asset Allocations
	2019	2018
Equities	38%	38%
Fixed income	30%	30%
Hedge funds	8%	8%
Real estate	10%	10%
Alternative investments	8%	8%
Cash	6%	6%
	100%	100%

Taking into account estimated employee future service, FirstEnergy expects to make the following benefit payments from plan assets and other payments, net of participant contributions:

		OPEB
	Pension	Benefit Payments	Subsidy Receipts
	(In millions)
2020	$547	$52	$(1)
2021	564	49	(1)
2022	573	48	(1)
2023	586	47	(1)
2024	593	46	(1)
Years 2025-2029	3,099	208	(3)

6. STOCK-BASED COMPENSATION PLANS

FirstEnergy grants stock-based awards through the ICP 2015, primarily in the form of restricted stock and performance-based restricted stock units. Under FirstEnergy's previous incentive compensation plan, the ICP 2007, FirstEnergy also granted stock options and performance shares. The ICP 2007 and ICP 2015 include shareholder authorization to issue 29 million shares and 10 million shares, respectively, of common stock or their equivalent. As of December 31, 2019, approximately 3.9 million shares were available for future grants under the ICP 2015 assuming maximum performance metrics are achieved for the outstanding cycles of restricted stock units. No shares are available for future grants under the ICP 2007. Shares not issued due to forfeitures or cancellations may be added back to the ICP 2015. Shares granted under the ICP 2007 and ICP 2015 are issued from authorized but unissued common stock. Vesting periods for stock-based awards range from one to ten years, with the majority of awards having a vesting period of three years. FirstEnergy also issues stock through its 401(k) Savings Plan, EDCP, and DCPD. Currently, FirstEnergy records the compensation costs for stock-based compensation awards that will be paid in stock over the vesting period based on the fair value on the grant date. FirstEnergy accounts for forfeitures as they occur.

FirstEnergy adjusts the compensation costs for stock-based compensation awards that will be paid in cash based on changes in the fair value of the award as of each reporting date. FirstEnergy records the actual tax benefit realized from tax deductions when awards are exercised or settled. Actual income tax benefits realized during the years ended December 31, 2019, 2018 and 2017, were $24 million, $15 million and $15 million, respectively. The income tax effects of awards are recognized in the income statement when the awards vest, are settled or are forfeited.

Stock-based compensation costs and the amount of stock-based compensation costs capitalized related to FirstEnergy plans for the years ended December 31, 2019, 2018 and 2017 are included in the following tables:

	For the Years Ended December 31,
Stock-based Compensation Plan	2019	2018	2017
	(In millions)
Restricted Stock Units	$73	$102	$49
Restricted Stock	1	1	1
401(k) Savings Plan	33	33	42
EDCP & DCPD	9	7	6
Total	$116	$143	$98
Stock-based compensation costs capitalized	$54	$60	$37

There was no stock option expense for the years ended December 31, 2019, 2018 and 2017. Income tax benefits associated with stock-based compensation plan expense were $10 million, $18 million and $10 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Restricted stock units payable in cash provide the participant the right to receive cash based on the number of stock units set forth in the agreement and value of the equivalent number of shares of FE common stock as of the vesting date. The cash portion of the restricted stock unit award is considered a liability award, which is remeasured each period based on FE's stock price and projected performance adjustments. The liability recorded for the portion of performance-based restricted stock units payable in cash in the future as of December 31, 2019, was $46 million. During 2019, approximately $44 million was paid in relation to the cash portion of restricted stock unit obligations that vested in 2019.

The vesting period for the performance-based restricted stock unit awards granted in 2017, 2018 and 2019, were each three years. Dividend equivalents are received on the restricted stock units and are reinvested in additional restricted stock units and subject to the same performance conditions as the underlying award.

Restricted stock unit activity for the year ended December 31, 2019, was as follows:

Restricted Stock Unit Activity	Shares (in millions)	Weighted-Average Grant Date Fair Value (per share)
Nonvested as of January 1, 2019	3.3	$33.78
Granted in 2019	1.9	41.23
Forfeited in 2019	(0.4)	37.23
Vested in 2019(1)	(2.2)	40.73
Nonvested as of December 31, 2019	2.6	$36.20

(1) Excludes dividend equivalents of approximately 636 thousand shares earned during vesting period.

The weighted-average fair value of awards granted in 2019, 2018 and 2017 was $41.23, $36.78 and $31.71 per share, respectively. For the years ended December 31, 2019, 2018, and 2017, the fair value of restricted stock units vested was $91 million, $62 million, and $42 million, respectively. As of December 31, 2019, there was approximately $31 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted for restricted stock units, which is expected to be recognized over a period of approximately three years.

Restricted Stock

Certain employees receive awards of FE restricted stock (as opposed to "units" with the right to receive shares at the end of the restriction period) subject to restrictions that lapse over a defined period of time or upon achieving performance results. The fair value of restricted stock is measured based on the average of the high and low prices of FE common stock on the date of grant. Dividends are received on the restricted stock and are reinvested in additional shares of restricted stock, subject to the vesting conditions of the underlying award. Restricted stock activity for the year ended December 31, 2019, was not material.

Stock Options

Stock options have been granted to certain employees allowing them to purchase a specified number of common shares at a fixed exercise price over a defined period of time. Stock options generally expire ten years from the date of grant. There were no stock options granted in 2019. Stock option activity for the year ended December 31, 2019 was as follows:

Stock Option Activity	Number of Shares (in millions)	Weighted Average Exercise Price (per share)
Balance, January 1, 2019 (all options exercisable)	0.8	$37.37
Options exercised	(0.6)	37.26
Options forfeited	(0.1)	37.72
Balance, December 31, 2019 (all options exercisable)	0.1	$37.75

Approximately $23 million and $12 million of cash was received from the exercise of stock options in 2019 and 2018, respectively. There was no cash received from the exercise of stock options in 2017. The weighted-average remaining contractual term of options outstanding as of December 31, 2019, was 2.16 years.

401(k) Savings Plan

In 2019 and 2018, approximately 1 million and 1.3 million shares of FE common stock, respectively, were issued and contributed to participants' accounts.

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

DCPD

Under the DCPD, members of FE's Board of Directors can elect to defer all or a portion of their equity retainers to a deferred stock account and their cash retainers to deferred stock or deferred cash accounts. The net liability recognized for DCPD of approximately $9 million as of December 31, 2019 and December 31, 2018, is included in the caption “Retirement benefits,” on the Consolidated Balance Sheets.
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

On December 22, 2017, the President signed into law the Tax Act, which included significant changes to the Internal Revenue Code of 1986 (as amended, the Code). The more significant changes that impacted FirstEnergy were as follows:

•	Reduction of the corporate federal income tax rate from 35% to 21%, effective in 2018;

•	Full expensing of qualified property, excluding rate regulated utilities, through 2022 with a phase down beginning in 2023;

•	Limitations on interest deductions with an exception for rate regulated utilities, effective in 2018;

•	Limitation of the utilization of federal NOLs arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward;

•	Repeal of the corporate AMT and allowing taxpayers to claim a refund on any AMT credit carryovers.

	For the Years Ended December 31,
INCOME TAXES(1)	2019	2018	2017
	(In millions)
Currently payable (receivable)-
Federal	$(16)	$(16)	$14
State(2)	24	17	20
	8	1	34
Deferred, net-
Federal(3)	150	252	1,647
State(4)	60	243	40
	210	495	1,687
Investment tax credit amortization	(5)	(6)	(6)
Total income taxes	$213	$490	$1,715

(1)	Income Taxes on Income from Continuing Operations.

(2)	Excludes $1 million and $22 million of state tax expense associated with discontinued operations for the years ended December 31, 2018 and 2017, respectively.

(3)	Excludes $(9) million, $(1.3) billion and $(771) million of federal tax benefit associated with discontinued operations for the years ended December 31, 2019, 2018 and 2017, respectively.

(4)	Excludes $4 million, $12 million and $(69) million of state tax expense (benefit) associated with discontinued operations for the years ended December 31, 2019, 2018 and 2017, respectively.

FirstEnergy tax rates are affected by permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period. The following tables provide a reconciliation of federal income tax expense (benefit) at the federal statutory rate to the total income taxes (benefits) for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
	(In millions)

Income from Continuing Operations, before income taxes	$1,117	$1,512	$1,426
Federal income tax expense at statutory rate (21%, 21%, and 35% for 2019, 2018, and 2017, respectively)	$235	$318	$499
Increases (reductions) in taxes resulting from-
State income taxes, net of federal tax benefit	96	90	40
AFUDC equity and other flow-through	(36)	(31)	(15)
Amortization of investment tax credits	(5)	(5)	(6)
ESOP dividend	(3)	(3)	(5)
Remeasurement of deferred taxes	—	24	1,193
WV unitary group remeasurement	—	126	—
Excess deferred tax amortization due to the Tax Act	(74)	(60)	—
Uncertain tax positions	(11)	2	(3)
Valuation allowances	5	21	11
Other, net	6	8	1
Total income taxes	$213	$490	$1,715
Effective income tax rate	19.1%	32.4%	120.3%

FirstEnergy's effective tax rate on continuing operations for 2019 and 2018 was 19.1% and 32.4%, respectively. The decrease in the effective tax rate resulted primarily from the absence of charges that occurred in 2018, including approximately $24 million related to the remeasurement of deferred income taxes resulting from the Tax Act and approximately $126 million associated with the remeasurement of West Virginia state deferred income taxes, resulting from the legal and financial separation of FES and FENOC from FirstEnergy, which occurred in the first quarter of 2018 (see Note 3, "Discontinued Operations" for other tax matters relating to the FES Bankruptcy that were recognized in discontinued operations). In addition, in 2019, FirstEnergy's regulated distribution and transmission subsidiaries recognized an increase in the tax benefit associated with the amortization of net excess deferred income taxes as compared to 2018 (see Note 14, "Regulatory Matters," for additional detail).

Accumulated deferred income taxes as of December 31, 2019 and 2018, are as follows:

	As of December 31,
	2019	2018
	(In millions)
Property basis differences	$5,037	$4,737
Pension and OPEB	(698)	(629)
TMI-2 nuclear decommissioning	89	82
AROs	(226)	(215)
Regulatory asset/liability	445	414
Deferred compensation	(154)	(170)
Estimated worthless stock deduction	(1,007)	(1,004)
Loss carryforwards and AMT credits	(836)	(899)
Valuation reserve	441	394
All other	(242)	(208)
Net deferred income tax liability	$2,849	$2,502

FirstEnergy has recorded as deferred income tax assets the effect of Federal NOLs and tax credits that will more likely than not be realized through future operations and through the reversal of existing temporary differences. As of December 31, 2019, FirstEnergy's loss carryforwards and AMT credits consisted of $2.1 billion ($441 million, net of tax) of Federal NOL carryforwards that will begin to expire in 2031 and Federal AMT credits of $9 million that have an indefinite carryforward period.

The table below summarizes pre-tax NOL carryforwards for state and local income tax purposes of approximately $6.8 billion ($361 million, net of tax) for FirstEnergy, of which approximately $1.5 billion ($103 million, net of tax) is expected to be utilized based on current estimates and assumptions. The ultimate utilization of these NOLs may be impacted by statutory limitations on the use of NOLs imposed by state and local tax jurisdictions, changes in statutory tax rates, and changes in business which, among other things, impact both future profitability and the manner in which future taxable income is apportioned to various state and local tax jurisdictions. In addition to the valuation allowances on state and local NOLs, FirstEnergy has recorded a reserve against certain state and local property related DTAs (approximately $62 million, net of tax) and a reserve against the estimated nondeductible portion of interest expense, discussed above.

Expiration Period	State	Local
	(In millions)
2020-2024	$1,844	$1,081
2025-2029	1,652	—
2030-2034	1,265	—
2035-2039	886	—
Indefinite	67	—
	$5,714	$1,081

FirstEnergy accounts for uncertainty in income taxes recognized in its financial statements. A recognition threshold and measurement attribute are utilized for financial statement recognition and measurement of tax positions taken or expected to be taken on the tax return. As of December 31, 2019 and 2018, FirstEnergy's total unrecognized income tax benefits were approximately $164 million and $158 million, respectively. The change in unrecognized income tax benefits from the prior year is primarily attributable to increases of approximately $14 million for the reserve for estimated nondeductible interest under Section 163(j) and $6 million for reserves on the estimated worthless stock deduction (see Note 3, Discontinued Operations, for further discussion). These increases were partially offset by a remeasurement of the 2018 reserve related to the estimated nondeductible interest under Section 163(j) of approximately $11 million, as well as a $3 million decrease due to the lapse in statute in certain state taxing jurisdictions. If ultimately recognized in future years, approximately $151 million of unrecognized income tax benefits would impact the effective tax rate.

As of December 31, 2019, it is reasonably possible that approximately $59 million of unrecognized tax benefits may be resolved during 2020 as a result of settlements with taxing authorities or the statute of limitations expiring, of which $57 million would affect FirstEnergy's effective tax rate.

The following table summarizes the changes in unrecognized tax positions for the years ended December 31, 2019, 2018 and 2017:

(In millions)
Balance, January 1, 2017	$84
Current year increases	2
Decrease for lapse in statute	(6)
Balance, December 31, 2017	$80
Current year increases	125
Prior year decreases	(45)
Decrease for lapse in statute	(2)
Balance, December 31, 2018	$158
Current year increases	22
Prior years decreases	(12)
Decrease for lapse in statute	(4)
Balance, December 31, 2019	$164

FirstEnergy recognizes interest expense or income and penalties related to uncertain tax positions in income taxes by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken, or expected to be taken, on the tax return. FirstEnergy's recognition of net interest associated with unrecognized tax benefits in 2019, 2018 and 2017, was not material. For the years ended December 31, 2019 and 2018, the cumulative net interest payable recorded by FirstEnergy was not material.

FirstEnergy has tax returns that are under review at the audit or appeals level by the IRS and state taxing authorities. In June 2019, the IRS completed its examination of FirstEnergy's 2017 federal income tax return and issued a Full Acceptance Letter with no changes or adjustments to FirstEnergy's taxable income. Tax year 2018 is currently under review by the IRS. FirstEnergy's tax returns for some state jurisdictions are open from 2009-2018.

General Taxes

General tax expense for the years ended December 31, 2019, 2018 and 2017, recognized in continuing operations is summarized as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(In millions)
KWH excise	$191	$198	$188
State gross receipts	185	192	184
Real and personal property	504	478	452
Social security and unemployment	100	103	96
Other	28	22	20
Total general taxes	$1,008	$993	$940

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

For vehicles leased under master lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. As of December 31, 2019, the maximum potential loss for these lease agreements at the end of the lease term is approximately $15 million.

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

	For the Year Ended December 31, 2019
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs (1)	$28	$9	$12	$49

Finance lease costs:
Amortization of right-of-use assets	15	1	1	17
Interest on lease liabilities	3	3	—	6
Total finance lease cost	18	4	1	23
Total lease cost	$46	$13	$13	$72

(1) Includes $13 million of short-term lease costs.

Supplemental cash flow information related to leases was as follows:

(In millions)	For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29
Operating cash flows from finance leases	5
Finance cash flows from finance leases	25

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$83
Finance leases	3

Lease terms and discount rates were as follows:

As of December 31, 2019
Weighted-average remaining lease terms (years)
Operating leases	9.42
Finance leases	4.62

Weighted-average discount rate (1)
Operating leases	4.51%
Finance leases	10.45%

(1) When an implicit rate is not readily determinable, an incremental borrowing rate is utilized, determining the present value of lease payments. The rate is determined based on expected term and information available at the commencement date.

Supplemental balance sheet information related to leases was as follows:

(In millions)	Financial Statement Line Item	As of December 31, 2019

Assets
Operating lease assets, net of accumulated amortization of $23 million	Deferred charges and other assets	$231
Finance lease assets, net of accumulated amortization of $90 million	Property, plant and equipment	73
Total leased assets		$304

Liabilities
Current:
Operating	Other current liabilities	$32
Finance	Currently payable long-term debt	15

Noncurrent:
Operating	Other noncurrent liabilities	241
Finance	Long-term debt and other long-term obligations	45
Total leased liabilities		$333

Maturities of lease liabilities as of December 31, 2019, were as follows:

(In millions)	Operating Leases	Finance Leases	Total
2020	$40	$20	$60
2021	40	17	57
2022	40	15	55
2023	36	8	44
2024	29	4	33
Thereafter	154	16	170
Total lease payments (1)	339	80	419
Less imputed interest	(66)	(20)	(86)
Total net present value	$273	$60	$333

(1) Operating lease payments for certain leases are offset by sublease receipts of $13 million over 13 years.

As of December 31, 2019, additional operating leases agreements, primarily for vehicles, that have not yet commenced are $13 million. These leases are expected to commence within the next 18 months with lease terms of 3 to 10 years.

ASC 840, "Leases" Disclosures

The future minimum capital lease payments as of December 31, 2018, as reported in the 2018 Annual Report on Form 10-K for the year ended December 31, 2018 under ASC 840 ”Leases” are as follows:

Capital Leases
(In millions)
2019	$24
2020	19
2021	16
2022	13
2023	8
Years thereafter	16
Total minimum lease payments	96
Interest portion	(23)
Present value of net minimum lease payments	73
Less current portion	18
Noncurrent portion	$55

The future minimum operating lease payments as of December 31, 2018, as reported in the 2018 Annual Report on Form 10-K for the year ended December 31, 2018 under ASC 840 ”Leases” are as follows:

Operating Leases
(In millions)
2019	$34
2020	36
2021	34
2022	30
2023	28
Years thereafter	127
Total minimum lease payments	$289

Operating lease expense under ASC 840 ”Leases" for the years ended December 31, 2018 and 2017 were $48 million and $53 million, respectively.
9. INTANGIBLE ASSETS

As of December 31, 2019, intangible assets classified in Other Deferred Charges on FirstEnergy’s Consolidated Balance Sheets include the following:

	Intangible Assets			Amortization Expense
				Actual	Estimated
(In millions)	Gross	Accumulated Amortization	Net	2019	2020	2021	2022	2023	2024	Thereafter
NUG contracts(1)	$124	$46	$78	$5	$5	$5	$5	$5	$5	$53
Coal contracts(2)	102	100	2	3	2	—	—	—	—	—
	$226	$146	$80	$8	$7	$5	$5	$5	$5	$53

(1)	NUG contracts are subject to regulatory accounting and their amortization does not impact earnings.

(2)	The coal contracts were recorded with a regulatory offset and their amortization does not impact earnings.

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

For investments reported at NAV where there is no readily determinable fair value, a practical expedient is available that allows the NAV to approximate fair value. Investments that use NAV as a practical expedient are excluded from the requirement to be categorized within the fair value hierarchy tables. Instead, these investments are reported outside of the fair value hierarchy tables to assist in the reconciliation of investment balances reported in the tables to the balance sheet. FirstEnergy has elected the NAV practical expedient for investments in private equity funds, insurance-linked securities, hedge funds (absolute return) and real estate funds held within the pension plan. See Note 5, "Pension And Other Postemployment Benefits" for the pension financial assets accounted for at fair value by level within the fair value hierarchy.

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of December 31, 2019, from those used as of December 31, 2018. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$135	$—	$135	$—	$405	$—	$405
Derivative assets FTRs(1)	—	—	4	4	—	—	10	10
Equity securities(2)	2	—	—	2	339	—	—	339
Foreign government debt securities	—	—	—	—	—	13	—	13
U.S. government debt securities	—	—	—	—	—	20	—	20
U.S. state debt securities	—	271	—	271	—	250	—	250
Other(3)	627	789	—	1,416	367	34	—	401
Total assets	$629	$1,195	$4	$1,828	$706	$722	$10	$1,438

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(1)	$(1)	$—	$—	$(1)	$(1)
Derivative liabilities NUG contracts(1)	—	—	(16)	(16)	—	—	(44)	(44)
Total liabilities	$—	$—	$(17)	$(17)	$—	$—	$(45)	$(45)

Net assets (liabilities)(4)	$629	$1,195	$(13)	$1,811	$706	$722	$(35)	$1,393

(1)	Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

(2)	NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Low Volatility High Dividend Index, S&P 500 Index, MSCI World Index and MSCI AC World IMI Index.

(3)	Primarily consists of short-term cash investments.

(4)
Excludes $(16) million and $4 million as of December 31, 2019, and December 31, 2018, respectively, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the years ended December 31, 2019 and December 31, 2018:

	NUG Contracts(1)			FTRs(1)
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2018 Balance	$—	$(79)	$(79)	$3	$—	$3
Unrealized gain (loss)	—	2	2	8	1	9
Purchases	—	—	—	5	(5)	—
Settlements	—	33	33	(6)	3	(3)
December 31, 2018 Balance	$—	$(44)	$(44)	$10	$(1)	$9
Unrealized gain (loss)	—	(11)	(11)	(1)	—	(1)
Purchases	—	—	—	6	(4)	2
Settlements	—	39	39	(11)	4	(7)
December 31, 2019 Balance	$—	$(16)	$(16)	$4	$(1)	$3

(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs and NUG contracts that are classified as Level 3 in the fair value hierarchy for the year ended December 31, 2019:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$3	Model	RTO auction clearing prices	$0.70 to $3.40	$1.30	Dollars/MWH
NUG Contracts	$(16)	Model	Generation Regional electricity prices	400 to 330,000 $25.30 to $35.20	115,000 $26.30	MWH Dollars/MWH

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

Nuclear Decommissioning and Nuclear Fuel Disposal Trusts

JCP&L, ME and PN hold debt and equity securities within their respective NDT and nuclear fuel disposal trusts. The debt securities are classified as AFS securities, recognized at fair market value. As further discussed in Note 15, "Commitments, Guarantees and Contingencies", assets and liabilities held for sale on the FirstEnergy Consolidated Balance Sheets associated with the TMI-2 transaction consist of an ARO of $691 million , NDTs of $882 million, as well as property, plant and equipment with a net book value of zero, which are included in the regulated distribution segment.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in NDT and nuclear fuel disposal trusts as of December 31, 2019 and December 31, 2018:

	December 31, 2019(1)				December 31, 2018(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value(3)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$403	$9	$(11)	$401	$714	$2	$(28)	$688
Equity securities	$—	$—	$—	$—	$339	$15	$(16)	$338

(1)	Excludes short-term cash investments of $751 million, of which $747 million is classified as held for sale.

(2)	Excludes short-term cash investments of $20 million.

(3)	Includes $135 million classified as held for sale.

Proceeds from the sale of investments in equity and AFS debt securities, realized gains and losses on those sales and interest and dividend income for the years ended December 31, 2019, 2018 and 2017, were as follows:

	For the Years Ended December 31,
	2019	2018(1)	2017(1)
	(In millions)
Sale Proceeds	$1,637	$800	$1,230
Realized Gains	98	41	74
Realized Losses	(31)	(48)	(58)
Interest and Dividend Income	38	41	39

(1) Excludes amounts classified as discontinued operations.

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Other investments were $299 million and $253 million as of December 31, 2019 and December 31, 2018, respectively, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, premiums and discounts as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	(In millions)
Carrying Value (1)	$20,074	$18,315
Fair Value	22,928	19,266

(1) The carrying value as of December 31, 2019, includes $2.3 billion of debt issuances and $789 million of redemptions that occurred during 2019.

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of December 31, 2019 and December 31, 2018.
11. CAPITALIZATION

COMMON STOCK

Retained Earnings and Dividends

As of December 31, 2019, FirstEnergy had an accumulated deficit of $4.0 billion. Dividends declared in 2019 and 2018 were $1.53 and $1.82 per share, respectively. Dividends of $0.38 per share and $0.36 per share were paid in the first, second, third and fourth quarters in 2019 and 2018, respectively. On November 8, 2019, the Board of Directors declared a quarterly dividend of $0.39 per share to be paid from OPIC in the first quarter of 2020. The amount and timing of all dividend declarations are subject to the discretion of the Board of Directors and its consideration of business conditions, results of operations, financial condition and other factors.

In addition to paying dividends from retained earnings, OE, CEI, TE, Penn, JCP&L, ME and PN have authorization from FERC to pay cash dividends to FirstEnergy from paid-in capital accounts, as long as their FERC-defined equity-to-total-capitalization ratio remains above 35%. In addition, AGC has authorization from FERC to pay cash dividends to its parent from paid-in capital accounts, as long as its FERC-defined equity-to-total-capitalization ratio remains above 45%. The articles of incorporation, indentures, regulatory limitations and various other agreements relating to the long-term debt of certain FirstEnergy subsidiaries contain provisions that could further restrict the payment of dividends on their common stock. None of these provisions materially restricted FirstEnergy’s subsidiaries’ abilities to pay cash dividends to FE as of December 31, 2019.

Common Stock Issuance

Additionally, FE issued approximately 3 million shares of common stock in 2019, 3.2 million shares of common stock in 2018 and 3.0 million shares of common stock in 2017 to registered shareholders and its directors and the employees of its subsidiaries under its Stock Investment Plan and certain share-based benefit plans.

On January 22, 2018, FE entered into a Common Stock Purchase Agreement for the private placement of 30,120,482 shares of FE’s common stock, par value $0.10 per share, representing an investment of $850 million ($3 million of common shares and $847 million of OPIC). Please see below for information on preferred stock converted into shares of common stock during 2018 and 2019.

PREFERRED AND PREFERENCE STOCK

FirstEnergy and the Utilities were authorized to issue preferred stock and preference stock as of December 31, 2019, as follows:

	Preferred Stock		Preference Stock
	Shares Authorized	Par Value	Shares Authorized	Par Value
FE	5,000,000	$100
OE	6,000,000	$100	8,000,000	no par
OE	8,000,000	$25
Penn	1,200,000	$100
CEI	4,000,000	no par	3,000,000	no par
TE	3,000,000	$100	5,000,000	$25
TE	12,000,000	$25
JCP&L	15,600,000	no par
ME	10,000,000	no par
PN	11,435,000	no par
MP	940,000	$100
PE	10,000,000	$0.01
WP	32,000,000	no par

As of December 31, 2019, there were no preferred stock outstanding. As of December 31, 2019 and 2018, there were no preference stock outstanding.

Preferred Stock Issuance

FE entered into a Preferred Stock Purchase Agreement for the private placement of 1,616,000 shares of mandatorily convertible preferred stock, designated as the Series A Convertible Preferred Stock, par value $100 per share, representing an investment of nearly $1.62 billion ($162 million of mandatorily convertible preferred stock and $1.46 billion of OPIC).

The preferred stock participated in dividends on the common stock on an as-converted basis based on the number of shares of common stock a holder of preferred stock would have received if its shares of preferred stock were converted on the dividend record date at the conversion price in effect at that time. Such dividends were paid at the same time that the dividends on common stock were paid.

During 2018, 911,411 shares of preferred stock were converted into 33,238,910 shares of common stock at the option of the preferred stockholders. Also, at the option of the preferred stockholders, 494,767 shares of preferred stock were converted into 18,044,018 shares of common stock in January 2019. On July 22, 2019, 28,302 shares of preferred stock automatically converted into 1,032,165 shares of common stock, and 181,520 shares of preferred stock remained unconverted as the holder reached the 4.9% cap as outlined in the terms of the preferred stock. The remaining 181,520 preferred stock shares were converted on August 1, 2019, into 6,619,985 shares of common stock. As of December 31, 2019, 1,616,000 shares of preferred stock were converted into 58,935,078 shares of common stock and as a result, there are no preferred shares outstanding.

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

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

The following tables present outstanding long-term debt and finance lease obligations for FirstEnergy as of December 31, 2019 and 2018:

	As of December 31, 2019		As of December 31,
(Dollar amounts in millions)	Maturity Date	Interest Rate	2019	2018

FMBs and secured notes - fixed rate	2020-2059	1.726% - 8.250%	$4,741	$4,355
Unsecured notes - fixed rate	2020-2049	2.850% - 7.375%	14,575	13,450
Unsecured notes - variable rate	2021	2.480%	750	500
Finance lease obligations			60	73
Unamortized debt discounts			(33)	(39)
Unamortized debt issuance costs			(103)	(95)
Unamortized fair value adjustments			8	10
Currently payable long-term debt			(380)	(503)
Total long-term debt and other long-term obligations			$19,618	$17,751

On January 10, 2019, ME issued $500 million of 4.30% senior notes due 2029. Proceeds from the issuance of senior notes were primarily used to refinance existing indebtedness, including ME’s $300 million of 7.70% senior notes due 2019, and borrowings outstanding under the FE regulated utility money pool and the FE Facility, to fund capital expenditures, and for other general corporate purposes.

On February 8, 2019, JCP&L issued $400 million of 4.30% senior notes due 2026. Proceeds from the issuance of the senior notes were primarily used to refinance existing indebtedness, including amounts outstanding under the FE regulated utility money pool incurred in connection with the repayment at maturity of JCP&L’s $300 million of 7.35% senior notes due 2019 and the funding of storm recovery and restoration costs and expenses, to fund capital expenditures and working capital requirements and for other general corporate purposes.

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

On November 14, 2019, MP issued $155 million of 3.23% FMBs due 2029 and $45 million of 3.93% FMBs due 2049. Proceeds were used to refinance existing debt, to fund capital expenditures, and for other general corporate purposes.

See Note 8, "Leases," for additional information related to finance leases.

Securitized Bonds

Environmental Control Bonds

The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of December 31, 2019 and 2018, $333 million and $358 million of environmental control bonds were outstanding, respectively.

Transition Bonds

In August 2006, JCP&L Transition Funding II sold transition bonds to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS. JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy’s Consolidated Balance Sheets. The transition bonds are the sole obligations of JCP&L Transition Funding II and are collateralized by its equity and assets, which consist primarily of bondable transition property. As of December 31, 2019 and 2018, $25 million and $41 million of the transition bonds were outstanding, respectively.

Phase-In Recovery Bonds

In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. In the aggregate, the Ohio Companies are entitled to annual servicing fees of $445 thousand that are recoverable through the usage-based charges. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of December 31, 2019 and 2018, $268 million and $292 million of the phase-in recovery bonds were outstanding, respectively.

Other Long-term Debt

The Ohio Companies and Penn each have a first mortgage indenture under which they can issue FMBs secured by a direct first mortgage lien on substantially all of their property and franchises, other than specifically excepted property.

Based on the amount of FMBs authenticated by the respective mortgage bond trustees as of December 31, 2019, the sinking fund requirement for all FMBs issued under the various mortgage indentures was zero.

The following table presents scheduled debt repayments for outstanding long-term debt, excluding finance leases, fair value purchase accounting adjustments and unamortized debt discounts and premiums, for the next five years as of December 31, 2019. PCRBs that are scheduled to be tendered for mandatory purchase prior to maturity are reflected in the applicable year in which such PCRBs are scheduled to be tendered.

Year
(In millions)
2020	$364
2021	$882
2022	$1,142
2023	$1,194
2024	$1,246

Certain PCRBs allow bondholders to tender their PCRBs for mandatory purchase prior to maturity. As of December 31, 2019, MP has a $73.5 million PCRB classified as long-term debt, which the debt holders may exercise their right to tender in 2021.

Debt Covenant Default Provisions

FirstEnergy has various debt covenants under certain financing arrangements, including its revolving credit facilities and term loans. The most restrictive of the debt covenants relate to the nonpayment of interest and/or principal on such debt and the maintenance of certain financial ratios. The failure by FirstEnergy to comply with the covenants contained in its financing arrangements could result in an event of default, which may have an adverse effect on its financial condition. As of December 31, 2019, FirstEnergy remains in compliance with all debt covenant provisions.

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
12. SHORT-TERM BORROWINGS AND BANK LINES OF CREDIT

FirstEnergy had $1,000 million and $1,250 million of short-term borrowings as of December 31, 2019 and 2018, respectively.

FE and the Utilities and FET and certain of its subsidiaries participate in two separate five-year syndicated revolving credit facilities providing for aggregate commitments of $3.5 billion, which are available until December 6, 2022. Under the FE credit facility, an aggregate amount of $2.5 billion is available to be borrowed, repaid and reborrowed, subject to separate borrowing sub-limits for each borrower including FE and its regulated distribution subsidiaries. Under the FET credit facility, an aggregate amount of $1.0 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sub-limits for each borrower including FE's transmission subsidiaries. As of December 31, 2019, available liquidity under the FE and FET revolving credit facilities was $2,496 million (reflecting $4 million of LOCs issued under various terms) and $1,000 million respectively.

$250 million of the FE Facility and $100 million of the FET Facility, subject to each borrower's sub-limit, is available for the issuance of LOCs (subject to borrowings drawn under the Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the Facilities and against the applicable borrower’s borrowing sub-limit.

Borrowings under the credit facilities may be used for working capital and other general corporate purposes, including intercompany loans and advances by a borrower to any of its subsidiaries. Generally, borrowings under each of the credit facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the credit facilities contains financial covenants requiring each borrower to maintain a consolidated debt-to-total-capitalization ratio (as defined under each of the credit facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter.

The Facilities do not contain provisions that restrict the ability to borrow or accelerate payment of outstanding advances in the event of any change in credit ratings of the borrowers. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the Facilities is related to the credit ratings of the company borrowing the funds. Additionally, borrowings under each of the Facilities are subject to the usual and customary provisions for acceleration upon the occurrence of events of default, including a cross-default for other indebtedness in excess of $100 million.

As of December 31, 2019, the borrowers were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the respective Facilities. The minimum interest charge coverage ratio no longer applies following FE's upgrade to an investment grade credit rating.

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

The borrowing of $1.75 billion under the term loans, which took the form of a Eurodollar rate advance, may be converted from time to time, in whole or in part, to alternate base rate advances or other Eurodollar rate advances. Outstanding alternate base rate advances will bear interest at a fluctuating interest rate per annum equal to the sum of an applicable margin for alternate base rate advances determined by reference to FE’s reference ratings plus the highest of (i) the administrative agent’s publicly-announced “prime rate,” (ii) the sum of 1/2 of 1% per annum plus the Federal Funds Rate in effect from time to time and (iii) the rate of interest per annum appearing on a nationally-recognized service such as the Dow Jones Market Service (Telerate) equal to one-month LIBOR on each day plus 1%. Outstanding Eurodollar rate advances will bear interest at LIBOR for interest periods of one week or one, two, three or six months plus an applicable margin determined by reference to FE’s reference ratings. Changes in FE’s reference ratings would lower or raise its applicable margin depending on whether ratings improved or were lowered, respectively.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in 2019 was 2.27% per annum for the regulated companies’ money pool and 2.74% per annum for the unregulated companies’ money pool.

Weighted Average Interest Rates

The weighted average interest rates on short-term borrowings outstanding, including borrowings under the FirstEnergy Money Pools, as of December 31, 2019 and 2018, were 2.88% and 3.07%, respectively.
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

The following table summarizes the changes to the ARO balances during 2019 and 2018:

ARO Reconciliation	(In millions)

Balance, January 1, 2018	$570
Changes in timing and amount of estimated cash flows	203
Liabilities settled	(1)
Accretion	40
Balance, December 31, 2018	$812
Liabilities settled	(2)
Accretion	46
Balance, December 31, 2019 (1)	$856

(1) Includes $691 million related to TMI-2 classified as held for sale. See Note 15, "Commitments,
Guarantees and Contingencies," for further information.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. On November 4, 2019, the EPA issued a proposed rule accelerating the date that certain CCR impoundments must cease accepting waste and initiate closure to August 31, 2020. The proposed rule, which includes a 60-day comment period, provides exceptions, which could allow extensions to closure dates.

During the fourth quarter of 2018, based on studies completed by a third-party to reassess the estimated costs and timing to decommission TMI-2, JCP&L, ME and PN increased their ARO by a total of approximately $172 million, with a regulatory offset. The increase in the ARO resulted primarily from accelerated timing of the estimated cash flows associated with decommissioning.
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

The following table summarizes the key terms of base distribution rate orders in effect for the Utilities as of December 31, 2019:

Company	Rates Effective	Allowed Debt/Equity	Allowed ROE
CEI	May 2009	51% / 49%	10.5%
ME(1)	January 2017	48.8% / 51.2%	Settled(2)
MP	February 2015	54% / 46%	Settled(2)
JCP&L	January 2017	55% / 45%	9.6%
OE	January 2009	51% / 49%	10.5%
PE (West Virginia)	February 2015	54% / 46%	Settled(2)
PE (Maryland)	March 2019	47% / 53%	9.65%
PN(1)	January 2017	47.4% / 52.6%	Settled(2)
Penn(1)	January 2017	49.9% / 50.1%	Settled(2)
TE	January 2009	51% / 49%	10.5%
WP(1)	January 2017	49.7% / 50.3%	Settled(2)
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

On January 31, 2018, the NJBPU instituted a proceeding to examine the impacts of the Tax Act on the rates and charges of New Jersey utilities. The NJBPU ordered New Jersey utilities to: (1) defer on their books the impacts of the Tax Act effective January 1, 2018; (2) to file tariffs effective April 1, 2018, reflecting the rate impacts of changes in current taxes; and (3) to file tariffs effective July 1, 2018, reflecting the rate impacts of changes in deferred taxes. On March 2, 2018, JCP&L filed a petition with the NJBPU, which included proposed tariffs for a base rate reduction of $28.6 million effective April 1, 2018, and a rider to reflect $1.3 million in rate impacts of changes in deferred taxes. On March 26, 2018, the NJBPU approved JCP&L’s rate reduction effective April 1, 2018, on an interim basis subject to refund, pending the outcome of this proceeding. On April 23, 2019, JCP&L filed a Stipulation of Settlement on behalf of the Rate Counsel, NJBPU Staff, and the New Jersey Large Energy Users Coalition with the NJBPU. The terms of the Stipulation of Settlement provide that between January 1, 2018 and March 31, 2018, JCP&L’s refund obligation is estimated to be approximately $7 million, which was refunded to customers in 2019. The Stipulation of Settlement also provides for a base rate reduction of $28.6 million, which was reflected in rates on April 1, 2018, and a Rider Tax Act Adjustment for certain items over a five-year period. On May 8, 2019, the NJBPU issued an order approving the Stipulation of Settlement without modification.

JCP&L expects to file a distribution base rate case in New Jersey in February 2020, which will seek to recover certain costs associated with providing safe and reliable electric service to JCP&L customers, along with recovery of previously incurred storm costs.

OHIO

The Ohio Companies operate under base distribution rates approved by the PUCO effective in 2009. The Ohio Companies’ residential and commercial base distribution revenues are decoupled, through a mechanism that took effect on February 1, 2020, to the base distribution revenue and lost distribution revenue associated with energy efficiency and peak demand reduction programs recovered as of the twelve-month period ending on December 31, 2018. The Ohio Companies currently operate under ESP IV effective June 1, 2016, and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

ESP IV further provided for the Ohio Companies to collect through Rider DMR $132.5 million annually for three years beginning in 2017, grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. Revenues from Rider DMR are excluded from the significantly excessive earnings test. On appeal, the SCOH, on June 19, 2019, reversed the PUCO’s determination that Rider DMR is lawful, and remanded the matter to the PUCO with instructions to remove Rider DMR from ESP IV. On August 20, 2019, the SCOH denied the Ohio Companies’ motion for reconsideration. The PUCO entered an Order directing the Ohio Companies to cease further collection through Rider DMR, credit back to customers a refund of Rider DMR funds collected since July 2, 2019, and remove Rider DMR from ESP IV. On October 1, 2019, the Ohio Companies implemented PUCO approved tariffs to refund approximately $28 million to customers, including Rider DMR revenues billed from July 2, 2019 through August 31, 2019.

On July 15, 2019, OCC filed a Notice of Appeal with the SCOH, challenging the PUCO’s exclusion of Rider DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017 and claiming a $42 million refund is due to OE customers. The Ohio Companies are contesting this appeal but are unable to predict the outcome of this matter.

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

On July 23, 2019, Ohio enacted legislation establishing support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, the legislation included a provision implementing a decoupling mechanism for Ohio electric utilities. The legislation also is ending current energy efficiency program mandates on December 31, 2020, provided statewide energy efficiency mandates are achieved as determined by the PUCO. On October 23, 2019, the PUCO solicited comments on whether the PUCO should terminate the energy efficiency programs once the statewide energy efficiency mandates are achieved. Opponents to the legislation sought to submit it to a statewide referendum, and stay its effect unless and until approved by a majority of Ohio voters. Petitioners filed a lawsuit in the U.S. District Court for the Southern District of Ohio seeking additional time to gather signatures in support of a referendum. Petitioners failed to file the necessary number of petition signatures, and the legislation took effect on October 22, 2019. On October 23, 2019, the U.S. District Court denied petitioners’ request for more time, and certified questions of state law to the SCOH to answer. Petitioners appealed the U.S. District Court’s decision to the U.S. Court of Appeals for the Sixth Circuit. The Petitioners ended their challenge to the legislation voluntarily at the end of January 2020 causing the dismissal of the appeal, the lawsuit before the U.S District Court, and the proceedings before the SCOH.

On November 21, 2019, the Ohio Companies applied to the PUCO for approval of a decoupling mechanism, which would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. On January 15, 2020, the PUCO approved the Ohio Companies’ decoupling application, and the decoupling mechanism took effect on February 1, 2020.

In February 2016, the Ohio Companies filed a Grid Modernization Business Plan for PUCO consideration and approval, as required by the terms of ESP IV. On December 1, 2017, the Ohio Companies filed an application with the PUCO for approval of a DPM Plan, a portfolio distribution platform investment projects, which are designed to modernize the Ohio Companies’ distribution grid, prepare it for further grid modernization projects, and provide customers with immediate reliability benefits. Also, on January 10, 2018, the PUCO opened a case to consider the impacts of the Tax Act on Ohio utilities’ rates and determine the appropriate course of action to pass benefits on to customers. On November 9, 2018, the Ohio Companies filed a settlement agreement that provides for the implementation of the first phase of grid modernization plans, including the investment of $516 million over three years to modernize the Ohio Companies’ electric distribution system, and for all tax savings associated with the Tax Act to flow back to customers. As part of the agreement, the Ohio Companies also filed an application for approval of a rider to return the remaining tax savings to customers following PUCO approval of the settlement. On January 25, 2019, the Ohio Companies filed a supplemental settlement agreement that keeps intact the provisions of the settlement described above and adds further customer benefits and protections, which broadened support for the settlement. The settlement had broad support, including PUCO Staff, the OCC, representatives of industrial and commercial customers, a low-income advocate, environmental advocates, hospitals, competitive generation suppliers and other parties. On July 17, 2019, the PUCO approved the settlement agreement with no material modifications. On September 11, 2019, the PUCO denied the application for rehearing of environmental advocates who were not parties to the settlement.

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

Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. The 2019-2023 DSPs also include modifications to the Pennsylvania Companies’ POR programs in order to continue their clawback pilot program as a long-term, permanent program term, modifications to the Pennsylvania Companies’ customer class definitions to allow for the introduction of hourly priced default service to customers at or above 100kW, customer assistance program shopping limitations, and script modifications related to the Pennsylvania Companies' customer referral programs.

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

Pennsylvania EDCs may establish a DSIC to recover costs of infrastructure improvements and costs related to highway relocation projects with PPUC approval. LTIIPs outlining infrastructure improvement plans for PPUC review and approval must be filed prior to approval of a DSIC. The PPUC approved modified LTIIPs for ME, PN and Penn for the remaining years of 2017 through 2020 to provide additional support for reliability and infrastructure investments. Following a periodic review of the LTIIPs in 2018 as required by regulation once every five years, the PPUC entered an Order concluding that the Pennsylvania Companies have substantially adhered to the schedules and expenditures outlined in their LTIIPs, but that changes to the LTIIPs as designed are necessary to maintain and improve reliability and directed the Pennsylvania Companies to file modified or new LTIIPs. On May 23, 2019, the PPUC approved the Pennsylvania Companies’ Modified LTIIPs that revised LTIIP spending in 2019 of approximately $45 million by ME, $25 million by PN, $26 million by Penn and $51 million by WP, and terminating at the end of 2019. On August 30, 2019, the Pennsylvania Companies filed Petitions for approval of proposed LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On January 16, 2020, the PPUC approved the LTIIPs without modification, as well as directed the Pennsylvania Companies to submit corrective action plans by March 16, 2020, which outline how they will reduce their pole replacement backlogs over a five-year period to a rolling two-year backlog.

The Pennsylvania Companies’ approved DSIC riders for quarterly cost recovery went into effect July 1, 2016, subject to hearings and refund or reallocation among customer classes. In the January 19, 2017 order approving the Pennsylvania Companies’ general rate cases, the PPUC added an additional issue to the DSIC proceeding to include whether ADIT should be included in DSIC calculations. The parties to the DSIC proceeding submitted a Joint Settlement that resolved the issues that were pending from the order issued on June 9, 2016, and the PPUC approved the Joint Settlement without modification and reversed the ALJ’s previous decision that would have required the Pennsylvania Companies to reflect all federal and state income tax deductions related to DSIC-eligible property in currently effective DSIC rates. The Pennsylvania OCA filed an appeal with the Pennsylvania Commonwealth Court of the PPUC’s decision, and the Pennsylvania Companies contested the appeal. The Commonwealth Court reversed the PPUC’s decision of April 19, 2018 and remanded the matter to the PPUC to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. The Commonwealth Court denied Applications for Reargument in the Court’s July 11, 2019 Opinion and Order filed by the PPUC and the Pennsylvania Companies. On October 7, 2019, the PPUC and the Pennsylvania Companies filed separate Petitions for Allowance of Appeal of the Commonwealth Court’s Opinion and Order to the Pennsylvania Supreme Court.

On August 30, 2019, Penn filed a Petition seeking approval of a waiver of the statutory DSIC cap of 5% of distribution rate revenue and approval to increase the maximum allowable DSIC to 11.81% of distribution rate revenue for the five-year period of its proposed LTIIP. The Pennsylvania Office of Small Business Advocate, the PPUC’s Bureau of Investigation, and the Pennsylvania OCA opposed Penn’s Petition. On January 17, 2020, the parties filed a petition seeking approval of settlement that provides for a temporary increase in the recoverability cap from 5% to 7.5%, which will expire on the earlier of the effective date of new base rates following Penn’s next base rate case or the expiration of its LTIIP II program. The settlement is subject to PPUC approval.

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

On August 21, 2019, MP and PE filed with the WVPSC their annual ENEC case requesting a decrease in ENEC rates of $6.1 million beginning January 1, 2020, representing a 0.4% decrease in rates versus those in effect on August 21, 2019. On October 11, 2019, MP and PE filed a supplement requesting approval of the termination of the 50 MW PPA with Morgantown Energy Associates, a NUG entity. A settlement between MP, PE, and the majority of the intervenors fully resolving the ENEC case, which maintains 2019 ENEC rates into 2020, and supports the termination of the Morgantown Energy Associates PPA, was filed with the WVPSC on October 18, 2019. An order was issued on December 20, 2019, approving the ENEC settlement and termination of the PPA with Morgantown Energy Associates.

On August 21, 2019, MP and PE filed with the WVPSC for a reconciliation of their VMS and a periodic review of its vegetation management program requesting an increase in VMS rates of $7.6 million beginning January 1, 2020. The increase is due to moving from a 5-year maintenance cycle to a 4-year cycle and performing more operation and maintenance work and less capital work on the rights of way. The increase is a 0.5% increase in rates versus those in effect on August 21, 2019. All the parties reached a settlement in the case, and the WVPSC issued its order approving the settlement without change on December 20, 2019.

FERC REGULATORY MATTERS

Under the FPA, FERC regulates rates for interstate wholesale sales, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects. With respect to their wholesale services and rates, the Utilities, AE Supply and the Transmission Companies are subject to regulation by FERC. FERC regulations require JCP&L, MP, PE, WP and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE, WP and the Transmission Companies are subject to functional control by PJM and transmission service using their transmission facilities is provided by PJM under the PJM Tariff.

The following table summarizes the key terms of rate orders in effect for transmission customer billings for FirstEnergy's transmission owner entities as of December 31, 2019:

Company	Rates Effective	Capital Structure	Allowed ROE
ATSI	January 1, 2015	Actual (13 month average)	10.38%
JCP&L	June 1, 2017(1)	Settled(1)(3)	Settled(1)(3)
MP	March 21, 2018(2)	Settled(3)	Settled(3)
PE	March 21, 2018(2)	Settled(3)	Settled(3)
WP	March 21, 2018(2)	Settled(3)	Settled(3)
MAIT	July 1, 2017	Lower of Actual (13 month average) or 60%	10.3%
TrAIL	July 1, 2008	Actual (year-end)	12.7% (TrAIL the Line & Black Oak SVC) 11.7% (All other projects)
(1) Effective on January 1, 2020, JCP&L has implemented a forward-looking formula rate, which has been accepted by FERC, subject to refund, pending further hearing and settlement proceedings.
(2) See FERC Actions on Tax Act below.
(3) FERC-approved settlement agreements did not specify.

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

FirstEnergy believes that it is in material compliance with all currently-effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities, FirstEnergy occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such occurrences are found, FirstEnergy develops information about the occurrence and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an occurrence to RFC. Moreover, it is clear that NERC, RFC and FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. Any inability on FirstEnergy's part to comply with the reliability standards for its bulk electric system could result in the imposition of financial penalties, or obligations to upgrade or build transmission facilities, that could have a material adverse effect on its financial condition, results of operations and cash flows.

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

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order 864). Order 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Alternatively, formula rate utilities can demonstrate to FERC that their formula rate template already achieves these outcomes. Utilities with transmission stated rates are required to address these new requirements as part of their next transmission rate case. To assist with implementation of the proposed rule, FERC also issued on November 15, 2018, a policy statement providing accounting and ratemaking guidance for treatment of ADIT for all FERC-jurisdictional public utilities. The policy statement also addresses the accounting and ratemaking treatment of ADIT following the sale or retirement of an asset after December 31, 2017. FirstEnergy’s formula rate transmission utilities will make the required filings on or before the deadlines established in FERC’s order. FirstEnergy’s stated rate transmission utilities will address the requirements as part of their next transmission rate case. JCP&L is addressing the requirements in the course of its pending transmission rate case.

Transmission ROE Methodology

FERC’s methodology for calculating electric transmission utility ROE has been in transition as a result of an April 14, 2017 ruling by the D.C. Circuit that vacated FERC’s then-effective methodology. On October 16, 2018, FERC issued an order in which it proposed a revised ROE methodology. FERC proposed that, for complaint proceedings alleging that an existing ROE is not just and reasonable, FERC will rely on three financial models - discounted cash flow, capital-asset pricing, and expected earnings - to establish a composite zone of reasonableness to identify a range of just and reasonable ROEs. FERC then will utilize the transmission utility’s risk relative to other utilities within that zone of reasonableness to assign the transmission utility to one of three quartiles within the zone. FERC would take no further action (i.e., dismiss the complaint) if the existing ROE falls within the identified quartile. However, if the replacement ROE falls outside the quartile, FERC would deem the existing ROE presumptively unjust and unreasonable and would determine the replacement ROE. FERC would add a fourth financial model risk premium to the analysis to calculate a ROE based on the average point of central tendency for each of the four financial models. On March 21, 2019, FERC established NOIs to collect industry and stakeholder comments on the revised ROE methodology that is described in the October 16, 2018 decision, and also whether to make changes to FERC’s existing policies and practices for awarding transmission rates incentives. On November 21, 2019, FERC announced in a complaint proceeding involving MISO utilities that FERC would rely on the discounted cash flow and capital-asset pricing models as the basis for establishing ROE. It is not clear at this time whether FERC’s November ruling will be applied more broadly. Any changes to FERC’s transmission rate ROE and incentive policies would be applied on a prospective basis. FirstEnergy currently is participating through various trade groups in the FERC dockets where the ROE methodology is being reviewed, and on December 23, 2019, JCP&L filed a request for rehearing of FERC’s November decision in the MISO utilities docket.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to convert JCP&L’s existing stated transmission rate to a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020. On December 19, 2019, FERC issued its initial order in the case, allowing JCP&L to transition to a forward-looking formula rate as of January 1, 2020 as requested, subject to refund, pending further hearing and settlement proceedings. JCP&L is engaged in settlement negotiations.

15. COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

As of December 31, 2019, outstanding guarantees and other assurances aggregated approximately $1.6 billion, consisting of guarantees on behalf of the FES Debtors ($350 million), parental guarantees on behalf of its consolidated subsidiaries' guarantees ($1.0 billion), other guarantees ($114 million) and other assurances ($151 million). FirstEnergy has also committed to provide certain additional guarantees to the FES Debtors for retained environmental liabilities of AE Supply related to the Pleasants Power Station and McElroy's Run CCR disposal facility as part of the settlement agreement in connection with the FES Bankruptcy.

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

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. Based on AE Supply's power portfolio exposure as of December 31, 2019, AE Supply has posted no collateral. The Utilities and Transmission Companies have posted no collateral.

These credit-risk-related contingent features, or the margining provisions within bilateral agreements, stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Depending on the volume of forward contracts and future price movements, higher amounts for margining, which is the ability to secure additional collateral when needed, could be required. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of December 31, 2019:

Potential Collateral Obligations	AE Supply	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
At Current Credit Rating	$1	$—	$—	$1
Upon Further Downgrade	—	36	—	36
Surety Bonds (Collateralized Amount)(1)	—	63	257	320
Total Exposure from Contractual Obligations	$1	$99	$257	$357

Surety Bonds are not tied to a credit rating. Surety Bonds' impact assumes maximum contractual obligations (typical obligations require 30 days to cure). FE provides credit support for FG surety bonds for $169 million and $31 million for the benefit of the PA DEP with respect to LBR CCR impoundment closure and post-closure activities and the Hatfield's Ferry CCR disposal site, respectively.

OTHER COMMITMENTS AND CONTINGENCIES

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding's outstanding principal balance is $114 million as of December 31, 2019. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

In connection with the facility, 69.99% of Global Holding's direct and indirect membership interests in Signal Peak, Global Rail and their affiliates along with FEV's and WMB Marketing Ventures, LLC's respective 33-1/3% membership interests in Global Holding, are pledged to the lenders under the current facility as collateral.

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FirstEnergy with regard to air and water quality, hazardous and solid waste disposal, and other environmental matters. While FirstEnergy's environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. FirstEnergy cannot predict the timing or ultimate outcome of any of these reviews or how any future actions taken as a result thereof may materially impact its business, results of operations, cash flows and financial condition.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHG under the Clean Air Act,” concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. The EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On October 16, 2017, the EPA issued a proposed rule to repeal the CPP. To replace the CPP, the EPA proposed the ACE rule on August 21, 2018, which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that establishes guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired power plants. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations phase-in as permits are renewed on a five-year cycle from 2018 to 2023. On April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On November 4, 2019, the EPA issued a proposed rule revising the effluent limits for discharges from wet scrubber systems and extending the deadline for compliance to December 31, 2025. The EPA’s proposed rule retains the zero discharge standard and 2023 compliance date for ash transport water, but adds some allowances for discharge under certain circumstances. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. Depending on the outcome of appeals and how any final rules are ultimately implemented, the future costs of compliance with these standards may be substantial and changes to FirstEnergy's operations may result.

On September 29, 2016, FirstEnergy received a request from the EPA for information pursuant to CWA Section 308(a) for information concerning boron exceedances of effluent limitations established in the NPDES Permit for the former Mitchell Power Station’s Mingo landfill, owned by WP. On November 1, 2016, WP provided an initial response that contained information related to a similar boron issue at the former Springdale Power Station’s landfill. The EPA requested additional information regarding the Springdale landfill and on November 15, 2016, WP provided a response and intends to fully comply with the Section 308(a) information request. On March 3, 2017, WP proposed to the PA DEP a re-route of its wastewater discharge to eliminate potential boron exceedances at the Springdale landfill. On January 29, 2018, WP submitted an NPDES permit renewal application to PA DEP proposing to re-route its wastewater discharge to eliminate potential boron exceedances at the Mingo landfill. On February 20, 2018, the DOJ issued a letter and tolling agreement on behalf of EPA alleging violations of the CWA at the Mingo landfill while seeking to enter settlement negotiations in lieu of filing a complaint. On November 4, 2019, the EPA proposed a penalty of nearly $1.3 million to settle alleged past boron exceedances at the Mingo and Springdale landfills. On December 17, 2019, WP responded to the EPA's settlement proposal but is unable to predict the outcome of this matter.
Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. On November 4, 2019, the EPA issued a proposed rule accelerating the date that certain CCR impoundments must cease accepting waste and initiate closure to August 31, 2020. The proposed rule, which includes a 60-day comment period, provides exceptions, which could allow extensions to closure dates.

FirstEnergy or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of December 31, 2019, based on estimates of the total costs of cleanup, FirstEnergy's proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $109 million have been accrued through December 31, 2019. Included in the total are accrued liabilities of approximately $77 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of December 31, 2019, JCP&L, ME and PN had in total approximately $882 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the transfer of: (i) the ownership and operating NRC licenses for TMI-2; (ii) the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) related liabilities of approximately $900 million as of December 31, 2019. There can be no assurance that the transfer will receive the required regulatory approvals and, even if approved, whether the conditions to the closing of the transfer will be satisfied. On November 12, 2019, JCP&L filed a Petition with the NJBPU seeking approval of the transfer and sale of JCP&L’s entire 25% interest in TMI-2 to TMI-2 Solutions, LLC. Also on November 12, 2019, JCP&L, ME, PN, GPUN and TMI-2 Solutions, LLC filed an application with the NRC seeking approval to transfer the NRC license for TMI-2 to TMI-2 Solutions, LLC. Both proceedings are ongoing. Assets and liabilities held for sale on the FirstEnergy Consolidated Balance Sheet associated with the transaction consist of asset retirement obligations of $691 million, NDTs of $882 million as well as property, plant and equipment with a net book value of zero, which are included in the regulated distribution segment.

FES Bankruptcy

On March 31, 2018, FES, including its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, and FENOC filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. See Note 3, "Discontinued Operations," for additional information.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FE or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FE or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 14, "Regulatory Matters."

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
Additionally, the Utilities purchase power from FES to meet a portion of their POLR and default service requirements and provide power to certain facilities. See Note 3, "Discontinued Operations" for additional details.
17. SEGMENT INFORMATION

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

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey. The segment's results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs. Included within the segment are $882 million of assets classified as held for sale associated with the asset purchase and sale agreement with TMI-2 Solutions to transfer TMI-2 to TMI-2 Solutions, LLC. See Note 15, "Commitments, Guarantees and Contingencies" for additional information.

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at JCP&L, MP, PE and WP. Effective January 1, 2020, JPC&L's transmission rates became forward-looking formula rates, subject to refund, pending further hearing and settlement proceedings. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.

Corporate/Other reflects corporate support not charged to FE's subsidiaries, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are shown separately in the following table of Segment Financial Information. As of December 31, 2019, 67 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of December 31, 2019, Corporate/Other had approximately $7.1 billion of FE holding company debt.

Financial information for each of FirstEnergy’s reportable segments is presented in the tables below:
Segment Financial Information

For the Years Ended	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)

December 31, 2019
External revenues	$9,511	$1,510	$14	$—	$11,035
Internal revenues	187	16	—	(203)	—
Total revenues	9,698	1,526	14	(203)	11,035
Provision for depreciation	863	284	5	68	1,220
Amortization (deferral) of regulatory assets, net	(89)	10	—	—	(79)
Miscellaneous income (expense), net	174	15	80	(26)	243
Interest expense	495	192	372	(26)	1,033
Income taxes (benefits)	271	113	(171)	—	213
Income (loss) from continuing operations	1,076	447	(619)	—	904
Property additions	$1,473	$1,090	$102	$—	$2,665

December 31, 2018
External revenues	$9,900	$1,335	$26	$—	$11,261
Internal revenues	203	18	8	(229)	—
Total revenues	10,103	1,353	34	(229)	11,261
Provision for depreciation	812	252	3	69	1,136
Amortization (deferral) of regulatory assets, net	(163)	13	—	—	(150)
Miscellaneous income (expense), net	192	14	32	(33)	205
Interest expense	514	167	468	(33)	1,116
Income taxes (benefits)	422	122	(54)	—	490
Income (loss) from continuing operations	1,242	397	(617)	—	1,022
Property additions	$1,411	$1,104	$133	$27	$2,675

December 31, 2017
External revenues	$9,602	$1,307	$19	$—	$10,928
Internal revenues	158	17	24	(199)	—
Total revenues	9,760	1,324	43	(199)	10,928
Provision for depreciation	724	224	10	69	1,027
Amortization of regulatory assets, net	292	16	—	—	308
Miscellaneous income (expense), net	57	1	39	(44)	53
Interest expense	535	156	358	(44)	1,005
Income taxes	580	205	930	—	1,715
Income (loss) from continuing operations	916	336	(1,541)	—	(289)
Property additions	$1,191	$1,030	$49	$317	$2,587

As of December 31, 2019
Total assets	$29,642	$11,611	$1,015	$33	$42,301
Total goodwill	$5,004	$614	$—	$—	$5,618

As of December 31, 2018
Total assets	$28,690	$10,404	$944	$25	$40,063
Total goodwill	$5,004	$614	$—	$—	$5,618

As of December 31, 2017
Total assets	$27,730	$9,525	$1,007	$3,995	$42,257
Total goodwill	$5,004	$614	$—	$—	$5,618

18. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain consolidated operating results by quarter for 2019 and 2018.

FirstEnergy
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share amounts)	2019				2018
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Revenues	$2,673	$2,963	$2,516	$2,883	$2,710	$3,064	$2,625	$2,862
Other operating expense	809	758	606	779	770	739	684	940
Provision for depreciation	310	304	309	297	293	283	283	277
Operating Income	615	681	585	629	512	710	700	580
Pension and OPEB mark-to-market adjustment	(674)	—	—	—	(144)	—	—	—
Income before income taxes	(249)	496	422	448	169	520	409	414
Income taxes	(68)	107	81	93	35	121	101	233
Income from continuing operations	(181)	389	341	355	134	399	308	181
Discontinued operations (1) (Note 3)	70	2	(29)	(35)	4	(857)	(9)	1,188
Net Income (Loss)	(111)	391	312	320	138	(458)	299	1,369
Income allocated to preferred stockholders (2)	—	—	4	5	10	54	165	156
Net income (loss) attributable to common stockholders	(111)	391	308	315	128	(512)	134	1,213
Earnings (loss) per share of common stock-(3)
Basic - Continuing Operations	(0.33)	0.72	0.63	0.66	0.24	0.68	0.30	0.05
Basic - Discontinued Operations (Note 3)	0.13	0.01	(0.05)	(0.07)	0.01	(1.70)	(0.02)	2.50
Basic - Net Income (Loss) Attributable to Common Stockholders	(0.20)	0.73	0.58	0.59	0.25	(1.02)	0.28	2.55
Diluted - Continuing Operations	(0.33)	0.72	0.63	0.66	0.24	0.68	0.30	0.05
Diluted - Discontinued Operations (Note 3)	0.13	—	(0.05)	(0.07)	0.01	(1.70)	(0.02)	2.49
Diluted - Net Income (Loss) Attributable to Common Stockholders	(0.20)	0.72	0.58	0.59	0.25	(1.02)	0.28	2.54

(1) Net of income taxes
(2) The sum of quarterly income allocated to preferred stockholders may not equal annual income allocated to preferred stockholders as quarter-to-date and year-to-date amounts are calculated independently.

(3) The sum of quarterly earnings per share information may not equal annual earnings per share due to the issuance of shares and conversion of preferred shares throughout the year. See the FirstEnergy Consolidated Statements of Stockholders' Equity and Note 6, "Stock-Based Compensation Plans," for additional information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of FirstEnergy, with the participation of the chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of their registrant's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that FirstEnergy’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting under Item 8, "Financial Statements and Supplementary Data". Management is required to assess the effectiveness of FirstEnergy's internal control over financial reporting. Based on that assessment, management concluded that FirstEnergy's internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, FirstEnergy's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to FirstEnergy's 2020 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to FirstEnergy’s 2020 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Item 403 of Regulation S-K information required by Item 12 is incorporated herein by reference to FirstEnergy's 2020 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

The following table contains information as of December 31, 2019, regarding compensation plans for which shares of FE common stock may be issued.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	4,316,337	(1)	$37.75	(2)	3,947,410	(3)
Equity compensation plans not approved by security holders(4)	—		N/A		—
Total	4,316,337		$37.75		3,947,410

(1) Represents shares of common stock that could be issued upon exercise of outstanding options granted under the ICP 2007 and ICP 2015. This number also includes 1,930,139 shares subject to outstanding awards of stock based RSUs granted under the ICP 2015 if paid at target for the three outstanding cycles, as well as 1,930,139 additional shares assuming maximum performance metrics are achieved for the 2017-2019, 2018-2020 and 2019-2021 cycles of stock based RSUs, 2,883 outstanding FE Amended and Restated EDCP related shares to be paid in stock and 372,919 shares related to the FE DCPD that will be paid in stock. Not reflected in the table are 21,282 shares related to the AYE Director's Plan and AYE DCD that will be paid in stock per the election of the recipient.
(2) Only FirstEnergy options were included in the calculation for determining the weighted-average exercise price.
(3) Represents shares available for issuance, assuming maximum performance metrics are achieved (or approximately 5,877,549 available assuming performance at target) for the 2017-2019, 2018-2020, and 2019-2021 cycles of stock-based RSUs, with respect to future awards under the ICP 2015 and future accruals of dividends on awards outstanding under ICP 2015. Additional shares may become available under the ICP 2015 due to cancellations, forfeitures, cash settlements or other similar circumstances with respect to outstanding awards. In addition, nominal amounts of shares may be issued in the future under the AYE Director's Plan and AYE DCD to cover future dividends that may accrue on amounts previously deferred and payable in stock, but new awards are no longer being granted under the Allegheny plans or the ICP 2007.
(4) All equity compensation plans have been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to FirstEnergy’s 2020 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

A summary of the audit and audit-related fees for services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018, are as follows:

	Audit Fees(1)		Audit-Related Fees
	2019	2018	2019	2018
	(In thousands)
FirstEnergy	$6,952	$7,345	$—	$163

(1)
Professional services rendered for the audits of FirstEnergy's annual financial statements and reviews of unaudited financial statements included in FirstEnergy's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters, agreed upon procedures and consents for financings and filings made with the SEC.

Tax Fees and All Other Fees

There were no tax-related fees paid to PricewaterhouseCoopers LLP in 2019 compared to $120,000 in 2018. PricewaterhouseCoopers LLP performed no other services in 2019 or 2018, however, FirstEnergy paid approximately $6,725 and $6,300 in software subscription fees to PricewaterhouseCoopers LLP for 2019 and 2018, respectively.

Additional information required by this item is incorporated herein by reference to FirstEnergy’s 2020 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as a part of this report on Form 10-K:
1. Financial Statements:
Management’s Report on Internal Control Over Financial Reporting for FirstEnergy Corp. is listed under Item 8, "Financial Statements and Supplementary Data" herein.
Report of Independent Registered Public Accounting Firm for FirstEnergy Corp. is listed under Item 8, "Financial Statements and Supplementary Data," herein.
The financial statements filed as a part of this report for FirstEnergy Corp. are listed under Item 8, "Financial Statements and Supplementary Data," herein.
2. Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm for FirstEnergy Corp. (including the schedule referenced below) is listed under Item 8, "Financial Statements and Supplementary Data," herein on page:

Page
74
Schedule II — Consolidated Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2019, are listed herein on page:

Page
142

3. Exhibits

Exhibit Number

3-1		Amended and Restated Articles of Incorporation of FirstEnergy Corp. (incorporated by reference to FE’s Form 10-Q filed July 23, 2019, Exhibit 3-1, File No. 333-21011).

3-2		Amended and Restated Code of Regulations of FirstEnergy Corp. (incorporated by reference FE’s Form 10-Q filed July 23, 2019, Exhibit 3-2, File No. 333-21011).

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

4-7		Form of 2.85% Note, Series A, due 2022 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

4-8		Form of 3.90% Note, Series B, due 2027 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

4-9		Form of 4.85% Note, Series C, due 2047 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

(A) 4-10		Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934.

(B) 10-1		FirstEnergy Corp. 2007 Incentive Plan, effective May 15, 2007 (incorporated by reference to FE’s Form 10-K filed February 25, 2009, Exhibit 10.1, File No. 333-21011).

(B) 10-2		Amendment to FirstEnergy Corp. 2007 Incentive Plan, effective January 1, 2011 (incorporated by reference to FE's Form 10-Q filed May 3, 2011, Exhibit 10.5, File No. 333-21011).

(B) 10-3		Amendment No. 2 to FirstEnergy Corp. 2007 Incentive Plan, effective January 1, 2014 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-3, File No. 333-21011).

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

Exhibit Number

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

(B) 10-19	Form of Director and Officer Indemnification Agreement (incorporated by reference to FE’s Form 8-K filed May 16, 2018, Exhibit 10.1, File No. 333-21011).

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

Exhibit Number

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

10-37
Credit Agreement, dated as of December 6, 2016, among FirstEnergy, The Cleveland Electric Illuminating Company, Metropolitan Edison Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company, Jersey Central Power & Light Company, Monongahela Power Company, Pennsylvania Electric Company, The Potomac Edison Company and West Penn Power Company, as borrowers, Mizuho Bank, Ltd., as administrative agent, and the fronting banks and swing line lenders identified therein (incorporated by reference to FE’s Form 8-K filed December 6, 2016, Exhibit 10.1, File No. 333-21011).

10-38
Amendment No. 1 to Credit Agreement, dated as of October 19, 2018, among FirstEnergy, The Cleveland Electric Illuminating Company, Metropolitan Edison Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company, Jersey Central Power & Light Company, Monongahela Power Company, Pennsylvania Electric Company, The Potomac Edison Company and West Penn Power Company, as borrowers, Mizuho Bank, Ltd., as administrative agent, and the fronting banks and swing line lenders identified therein (incorporated by reference to FE’s Form 10-K filed February 19, 2019, Exhibit 10-38, File No. 333-21011).

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

10-40
Amendment No. 1 to Credit Agreement, dated as of October 19, 2018, among FirstEnergy Transmission, LLC, American Transmission Systems, Incorporated, Mid-Atlantic Interstate Transmission, LLC and Trans-Allegheny Interstate Line Company, as borrowers, and PNC Bank, National Association, as administrative agent, the banks and the fronting banks identified therein (incorporated by reference to FE’s Form 10-K filed February 19, 2019, Exhibit 10-40, File No. 333-21011).

10-41
Amendment No. 2 to FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated September 18, 2019 and effective as of November 1, 2015 (incorporated by reference to FE's Form 10-Q filed November 4, 2019, Exhibit 10.3, File No.333-21011).

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

Exhibit Number

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

10-63
Term Loan Credit Agreement, dated as of October 19, 2018, among FirstEnergy Corp., the banks and other financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FE’s Form 10-K filed February 19, 2019, Exhibit 10-63, File No. 333-21011).

10-64
Term Loan Credit Agreement, dated as of October 19, 2018, among FirstEnergy Corp., the banks and other financial institutions named therein and Bank of Nova Scotia, as administrative agent (incorporated by reference to FE’s Form 10-K filed February 19, 2019, Exhibit 10-64, File No. 333-21011).

(B) 10-65
FirstEnergy Solutions Corp. Voluntary Enhanced Retirement Option, effective as of January 2, 2019 (incorporated by reference to FE’s Form 8-K filed November 21, 2018, Exhibit 10.1, File No. 333-21011).

(B) 10-67	Form of 2019-2021 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2019, Exhibit 10.2, File No.333-21011).

(B) 10-68	Form of 2019-2021 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2019, Exhibit 10.3, File No.333-21011).

(B) 10-69	Form of 2019 Restricted Stock Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2019, Exhibit 10.4, File No.333-21011).

10-70
Amendment No. 1 to Term Loan Credit Agreement, dated as of September 11, 2019, among FirstEnergy Corp., as borrower, the banks and other financial institutions named therein and The Bank of Nova Scotia, as administrative agent (incorporated by reference to FE’s Form 8-K filed September 17, 2019, Exhibit 10.1, File No. 333-21011).

10-71
Amendment No. 1 to Term Loan Credit Agreement, dated as of September 11, 2019, among FirstEnergy Corp., as borrower, the banks and other financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FE’s Form 8-K filed September 17, 2019, Exhibit 10.2, File No. 333-21011).

10-72
Consent and Waiver to the Settlement Agreement, dated April 18, 2019, by and among the Debtors and the FE Non-Debtor Parties (incorporated by reference to FE's Form 10-Q filed April 23, 2019, Exhibit 10.1, File No.333-21011).

10-73
First Amendment to Settlement Agreement dated November 21, 2019, by and among the Debtors, FE Non-Debtor Parties, Ad Hoc Noteholders Group, Bruce Mansfield Certificateholders Group, and the Committee (incorporated by reference to FE’s Form 8-K filed November 26, 2019, Exhibit 10.1, File No. 333-21011).

(A) 21	List of Subsidiaries of the Registrant at December 31, 2019.

(A) 23	Consent of Independent Registered Public Accounting Firm.

(A) 31-1	Certification of chief executive officer, pursuant to Rule 13a-14(a).

(A) 31-2	Certification of chief financial officer, pursuant to Rule 13a-14(a).

(A) 32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. §1350.

101
The following materials from the Annual Report on Form 10-K for FirstEnergy Corp. for the period ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

(A)	Provided herein in electronic format as an exhibit.
(B)	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, FirstEnergy has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of its respective total assets, but hereby agrees to furnish to the SEC on request any such documents.

ITEM 16.	FORM 10-K SUMMARY
None.

SCHEDULE II
FIRSTENERGY CORP.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

		Additions
Description	Beginning Balance	Charged to Income	Charged to Other Accounts	(1)	Deductions	(2)	Ending Balance
	(In thousands)
Year Ended December 31, 2019:
Accumulated provision for uncollectible accounts — customers	$49,798	$81,107	$47,306		$132,031		$46,180
— other	$1,778	$26,654	$1,474		$8,509		$21,397
— affiliated companies (4)	$919,851	$143,276	$—		$—		$1,063,127
Valuation allowance on various DTAs (3)	$394,112	$46,526	$—		$—		$440,638

Year Ended December 31, 2018:
Accumulated provision for uncollectible accounts — customers	$48,937	$77,254	$60,307		$136,700		$49,798
— other	$990	$12,487	$—		$11,699		$1,778
— affiliated companies (4)	$—	$—	$—		$919,851		$919,851
Valuation allowance on state and local DTAs	$312,135	$81,977	$—		$—		$394,112

Year Ended December 31, 2017:
Accumulated provision for uncollectible accounts — customers	$48,409	$73,486	$49,728		$122,686		$48,937
— other	$884	$6,461	$—		$6,355		$990
Valuation allowance on state and local DTAs	$240,289	$71,846	$—		$—		$312,135

(1)	Represents recoveries and reinstatements of accounts previously written off for uncollectible accounts.

(2)	Represents the write-off of accounts considered to be uncollectible.

(3)
Starting in 2018, valuation allowances are now being recorded against federal and state DTA's related to disallowed business interest and certain employee remuneration, in addition to the state and local DTA's in the prior years presented.

(4)	Amounts relate to the FES Debtors and are included in discontinued operations. See Note 3, "Discontinued Operations" for additional information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTENERGY CORP.
BY:	/s/ Charles E. Jones
Charles E. Jones
President and Chief Executive Officer
Date: February 10, 2020

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Charles E. Jones
Charles E. Jones
President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Donald T. Misheff
Donald T. Misheff
Director
(Non-Executive Chairman of Board)

/s/ Steven E. Strah	/s/ Jason J. Lisowski
Steven E. Strah	Jason J. Lisowski
Senior Vice President and Chief Financial Officer	Vice President, Controller and Chief Accounting Officer
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ Michael J. Anderson	/s/ Christopher D. Pappas
Michael J. Anderson	Christopher D. Pappas
Director	Director

/s/ Steven J. Demetriou	/s/ Sandra Pianalto
Steven J. Demetriou	Sandra Pianalto
Director	Director

/s/ Julia L. Johnson	/s/ Luis A. Reyes
Julia L. Johnson	Luis A. Reyes
Director	Director

/s/ Thomas N. Mitchell	/s/ Leslie M. Turner
Thomas N. Mitchell	Leslie M. Turner
Director	Director

/s/ James F. O'Neil III
James F. O'Neil III
Director
Date: February 10, 2020