Form 10-Q
period 2020-03-31
FIRSTENERGY CORP
filed 2020-04-23
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF MARCH 31, 2020
Common Stock, $0.10 par value	541,753,695
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

These SEC filings are posted on the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, FirstEnergy routinely posts additional important information, including press releases, investor presentations, investor factbook, and notices of upcoming events under the “Investors” section of FirstEnergy’s website and recognizes FirstEnergy’s website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Investors may be notified of postings to the website by signing up for email alerts and Rich Site Summary feeds on the “Investors” page of FirstEnergy’s website. FirstEnergy also uses Twitter® and Facebook® as additional channels of distribution to reach public investors and as a supplemental means of disclosing material non-public information for complying with its disclosure obligations under Regulation FD. Information contained on FirstEnergy’s website, Twitter® handle or Facebook® page, and any corresponding applications of those sites, shall not be deemed incorporated into, or to be part of, this report.

Forward-Looking Statements: This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on information currently available to management. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management’s intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “intend,” “believe,” “project,” “estimate,” “plan” and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

•
The extent and duration of the novel coronavirus (known as COVID-19) and the impacts to our business, operations and financial condition resulting from the outbreak of COVID-19 including, but not limited to, disruption of businesses in our territories, volatile capital and credit markets, legislative and regulatory actions, the effectiveness of our pandemic and business continuity plans, the precautionary measures we are taking on behalf of our customers and employees, our customers’ ability to make their utility payment and the potential for supply-chain disruptions.

•	Mitigating exposure for remedial activities associated with retired and formerly owned electric generation assets, including, but not limited to, risks associated with the decommissioning of TMI-2.

•
The ability to accomplish or realize anticipated benefits from strategic and financial goals, including, but not limited to, executing our transmission and distribution investment plans, controlling costs, improving our credit metrics, strengthening our balance sheet and growing earnings.

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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
BSPC	Bay Shore Power Company
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FE	FirstEnergy Corp., a public utility holding company
FENOC	Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates NG’s nuclear generating facilities
FES	Energy Harbor LLC. (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, which provides energy-related products and services
FES Debtors	FES, FENOC, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage LLC, and FGMUC
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, the parent company of ATSI, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	Energy Harbor Generation LLC (formerly known as FirstEnergy Generation, LLC), a subsidiary of EH, which owns and operates fossil generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a subsidiary of FG
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPUN	GPU Nuclear, Inc., a subsidiary of FE, which operates TMI-2
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	Energy Harbor Nuclear Generation LLC (formerly known as FirstEnergy Nuclear Generation, LLC), a subsidiary of EH, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ACE	Affordable Clean Energy	Facebook®	Facebook is a registered trademark of Facebook, Inc.
ADIT	Accumulated Deferred Income Taxes	FASB	Financial Accounting Standards Board
AEP	American Electric Power Company, Inc.	FERC	Federal Energy Regulatory Commission
AFS	Available-for-sale	FES Bankruptcy	FES Debtors’ voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court
AFUDC	Allowance for Funds Used During Construction	Fitch	Fitch Ratings
ALJ	Administrative Law Judge	FPA	Federal Power Act
AMT	Alternative Minimum Tax	FTR	Financial Transmission Right
AOCI	Accumulated Other Comprehensive Income	GAAP	Accounting Principles Generally Accepted in the United States of America
ARO	Asset Retirement Obligation	GHG	Greenhouse Gases
ARP	Alternative Revenue Program	IIP	Infrastructure Investment Program
ASC	Accounting Standard Codification	kW	Kilowatt
ASU	Accounting Standards Update	LIBOR	London Inter-Bank Offered Rate
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	LOC	Letter of Credit
Bath County	Bath County Pumped Storage Hydro-Power Station	LTIIPs	Long-Term Infrastructure Improvement Plans
BGS	Basic Generation Service	MDPSC	Maryland Public Service Commission
CAA	Clean Air Act	MGP	Manufactured Gas Plants
CARES Act	Coronavirus Aid, Relief and Economic Security Act of 2020	MISO	Midcontinent Independent System Operator, Inc.
CCR	Coal Combustion Residuals	mmBTU	One Million British Thermal Units
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	Moody’s	Moody’s Investors Service, Inc.
CFR	Code of Federal Regulations	MW	Megawatt
CO2	Carbon Dioxide	MWH	Megawatt-hour
COVID-19	Novel coronavirus	NAAQS	National Ambient Air Quality Standards
CPP	EPA’s Clean Power Plan	NDT	Nuclear Decommissioning Trust
CSAPR	Cross-State Air Pollution Rule	NERC	North American Electric Reliability Corporation
CTA	Consolidated Tax Adjustment	NJBPU	New Jersey Board of Public Utilities
CWA	Clean Water Act	NMB	Non-Market Based
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit	NOI	Notice of Inquiry
DCR	Delivery Capital Recovery	NOL	Net Operating Loss
DMR	Distribution Modernization Rider	NOx	Nitrogen Oxide
DPM	Distribution Platform Modernization	NRC	Nuclear Regulatory Commission
DSIC	Distribution System Improvement Charge	NUG	Non-Utility Generation
DSP	Default Service Plan	NYPSC	New York State Public Service Commission
EDC	Electric Distribution Company	OCA	Office of Consumer Advocate
EDCP	Executive Deferred Compensation Plan	OCC	Ohio Consumers’ Counsel
EDIS	Electric Distribution Investment Surcharge	OPEB	Other Post-Employment Benefits
EE&C	Energy Efficiency and Conservation	OPIC	Other Paid-in Capital
EGS	Electric Generation Supplier	OVEC	Ohio Valley Electric Corporation
EGU	Electric Generation Units	PA DEP	Pennsylvania Department of Environmental Protection
EH	Energy Harbor Corp.	PJM	PJM Interconnection, LLC
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act	PJM Tariff	PJM Open Access Transmission Tariff
ENEC	Expanded Net Energy Cost	POLR	Provider of Last Resort
EPA	United States Environmental Protection Agency	POR	Purchase of Receivables
EPS	Earnings per Share	PPA	Purchase Power Agreement
ERO	Electric Reliability Organization	PPB	Parts per Billion
ESP IV	Electric Security Plan IV	PPUC	Pennsylvania Public Utility Commission

PUCO	Public Utilities Commission of Ohio	SIP	State Implementation Plan(s) Under the Clean Air Act
PURPA	Public Utility Regulatory Policies Act of 1978	SO2	Sulfur Dioxide
RCRA	Resource Conservation and Recovery Act	SOS	Standard Offer Service
Regulation FD	Regulation Fair Disclosure promulgated by the SEC	SREC	Solar Renewable Energy Credit
RFC	ReliabilityFirst Corporation	SSO	Standard Service Offer
RFP	Request for Proposal	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
RGGI	Regional Greenhouse Gas Initiative	TMI-2	Three Mile Island Unit 2
ROE	Return on Equity	Twitter®	Twitter is a registered trademark of Twitter, Inc.
RTEP	Regional Transmission Expansion Plan	UCC	Official committee of unsecured creditors appointed in connection with the FES Bankruptcy
RTO	Regional Transmission Organization	VIE	Variable Interest Entity
S&P	Standard & Poor’s Ratings Service	VMS	Vegetation Management Surcharge
SBC	Societal Benefits Charge	VSCC	Virginia State Corporation Commission
SCOH	Supreme Court of Ohio	WVPSC	Public Service Commission of West Virginia
SEC	United States Securities and Exchange Commission	ZEC	Zero Emissions Certificate

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions, except per share amounts)	2020	2019

REVENUES:
Distribution services and retail generation	$2,124	$2,309
Transmission	397	352
Other	188	222
Total revenues(1)	2,709	2,883

OPERATING EXPENSES:
Fuel	98	131
Purchased power	694	781
Other operating expenses	749	779
Provision for depreciation	317	297
Amortization of regulatory assets, net	52	5
General taxes	267	261
Total operating expenses	2,177	2,254

OPERATING INCOME	532	629

OTHER INCOME (EXPENSE):
Miscellaneous income, net	100	54
Pension and OPEB mark-to-market adjustment (Note 5)	(423)	—
Interest expense	(263)	(253)
Capitalized financing costs	18	18
Total other expense	(568)	(181)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFITS)	(36)	448

INCOME TAXES (BENEFITS)	(60)	93

INCOME FROM CONTINUING OPERATIONS	24	355

Discontinued operations (Note 3)(2)	50	(35)

NET INCOME	$74	$320

INCOME ALLOCATED TO PREFERRED STOCKHOLDERS (Note 4)	—	5

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$74	$315

EARNINGS PER SHARE OF COMMON STOCK (Note 4):
Basic - Continuing Operations	$0.05	$0.66
Basic - Discontinued Operations	0.09	(0.07)
Basic - Net Income Attributable to Common Stockholders	$0.14	$0.59

Diluted - Continuing Operations	$0.05	$0.66
Diluted - Discontinued Operations	0.09	(0.07)
Diluted - Net Income Attributable to Common Stockholders	$0.14	$0.59

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	541	530
Diluted	543	533

(1) Includes excise and gross receipts tax collections of $92 million and $102 million during the three months ended March 31, 2020 and 2019, respectively.

(2) Net of income tax expense (benefits) of $(36) million and $5 million for the three months ended March 31, 2020 and 2019, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2020	2019

NET INCOME	$74	$320

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(23)	(7)
Amortized losses on derivative hedges	—	1
Other comprehensive loss	(23)	(6)
Income tax benefits on other comprehensive loss	(5)	(1)
Other comprehensive loss, net of tax	(18)	(5)

COMPREHENSIVE INCOME	$56	$315

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152	$627
Restricted cash	33	52
Receivables-
Customers	1,053	1,137
Less — Allowance for uncollectible customer receivables	44	46
	1,009	1,091
Affiliated companies, net of allowance for uncollectible accounts of $1,063 in 2019	—	—
Other, net of allowance for uncollectible accounts of $26 in 2020 and $21 in 2019	245	203
Materials and supplies, at average cost	285	281
Prepaid taxes and other	279	157
Current assets - discontinued operations	—	33
	2,003	2,444
PROPERTY, PLANT AND EQUIPMENT:
In service	42,184	41,767
Less — Accumulated provision for depreciation	11,635	11,427
	30,549	30,340
Construction work in progress	1,456	1,310
	32,005	31,650

INVESTMENTS:
Nuclear fuel disposal trust	275	270
Other	288	299
Investments - held for sale (Note 10)	875	882
	1,438	1,451
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,618	5,618
Regulatory assets	91	99
Other	935	1,039
	6,644	6,756
	$42,090	$42,301
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$381	$380
Short-term borrowings	750	1,000
Accounts payable	898	918
Accounts payable - affiliated companies	—	87
Accrued interest	278	249
Accrued taxes	566	545
Accrued compensation and benefits	252	258
Other	572	1,425
	3,697	4,862
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 541,753,695 and 540,652,222 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	54	54
Other paid-in capital	10,651	10,868
Accumulated other comprehensive income	2	20
Accumulated deficit	(3,893)	(3,967)
Total stockholders’ equity	6,814	6,975
Long-term debt and other long-term obligations	20,821	19,618
	27,635	26,593
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,774	2,849
Retirement benefits	3,455	3,065
Regulatory liabilities	2,266	2,360
Asset retirement obligations	168	165
Adverse power contract liability	38	49
Other	1,357	1,667
Noncurrent liabilities - held for sale (Note 10)	700	691
	10,758	10,846
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 10)
	$42,090	$42,301

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
	Series A Convertible Preferred Stock		Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2020	—	$—	541	$54	$10,868	$20	$(3,967)	$6,975
Net income							74	74
Other comprehensive loss, net of tax						(18)		(18)
Stock-based compensation					9			9
Stock Investment Plan and certain share-based benefit plans			1		(15)			(15)
Cash dividends declared on common stock ($0.39/common share in March)					(211)			(211)
Balance, March 31, 2020	—	$—	542	$54	$10,651	$2	$(3,893)	$6,814

	Three Months Ended March 31, 2019
	Series A Convertible Preferred Stock		Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2019	0.7	$71	512	$51	$11,530	$41	$(4,879)	$6,814
Net income							320	320
Other comprehensive loss, net of tax						(5)		(5)
Stock-based compensation					7			7
Stock Investment Plan and certain share-based benefit plans			1		1			1
Cash dividends declared on common stock ($0.38/common share in March)					(202)			(202)
Cash dividends declared on preferred stock ($0.38/as-converted share in March)					(3)			(3)
Conversion of Series A Convertible Preferred Stock (1)	(0.5)	(50)	18	2	48			—
Balance, March 31, 2019	0.2	$21	531	$53	$11,381	$36	$(4,559)	$6,932

(1) As of March 31, 2019, there were 209,822 outstanding shares of Series A Convertible Preferred Stock.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74	$320
Adjustments to reconcile net income to net cash from operating activities-
Loss (gain) on disposal, net of tax (Note 3)	(50)	24
Depreciation and amortization, including regulatory assets, net, and deferred debt-related costs	295	345
Deferred income taxes and investment tax credits, net	(78)	91
Retirement benefits, net of payments	(66)	(39)
Pension trust contributions	—	(500)
Pension and OPEB mark-to-market adjustment	423	—
Settlement agreement and tax sharing payments to the FES Debtors	(978)	—
Changes in current assets and liabilities-
Receivables	51	92
Prepaid taxes and other	(125)	(148)
Accounts payable	(66)	(143)
Accrued taxes	(37)	(81)
Accrued interest	29	13
Accrued compensation and benefits	(61)	(123)
Other current liabilities	1	(13)
Other	28	(20)
Net cash used for operating activities	(560)	(182)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	2,000	1,400
Short-term borrowings, net	—	50
Redemptions and repayments-
Long-term debt	(778)	(628)
Short-term borrowings, net	(250)	—
Preferred stock dividend payments	—	(3)
Common stock dividend payments	(211)	(201)
Other	(36)	(25)
Net cash provided from financing activities	725	593

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(616)	(554)
Sales of investment securities held in trusts	13	153
Purchases of investment securities held in trusts	(18)	(162)
Asset removal costs	(43)	(65)
Other	5	(2)
Net cash used for investing activities	(659)	(630)

Net change in cash, cash equivalents, and restricted cash	(494)	(219)
Cash, cash equivalents, and restricted cash at beginning of period	679	429
Cash, cash equivalents, and restricted cash at end of period	$185	$210

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

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, AE Supply, MP, AGC (a wholly owned subsidiary of MP), PE, WP, and FET and its principal subsidiaries (ATSI, MAIT and TrAIL). In addition, FE holds all of the outstanding equity of other direct subsidiaries including: AESC, FirstEnergy Properties, Inc., FEV, FELHC, Inc., GPUN, Allegheny Ventures, Inc., and Suvon, LLC doing business as both FirstEnergy Home and FirstEnergy Advisors.

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
These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Capitalized Financing Costs

For each of the three months ended March 31, 2020 and 2019, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $11 million and $13 million, respectively, of allowance for equity funds used during construction and $7 million and $5 million, respectively, of capitalized interest.

COVID-19

The outbreak of COVID-19 has become a global pandemic. FirstEnergy is continuously evaluating the global pandemic and taking steps to mitigate known risks. The full impact on FirstEnergy’s business from the pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees and customers is its first priority. FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the impact of COVID-19 to its business and does not currently expect service disruptions or any material impact on its capital spending plan.

Currently, FirstEnergy is effectively managing operations during the pandemic in order to continue to provide critical service to customers and believes it is well positioned to manage the resulting economic slowdown. FirstEnergy Distribution and Transmission revenues benefit from geographic and economic diversity across a five-state service territory, which also allows for flexibility with capital investments and measures to maintain sufficient liquidity over the next twelve months. However, the situation remains fluid and future impacts to FirstEnergy that are presently unknown or unanticipated may occur. Furthermore, the likelihood of an impact to FirstEnergy, and the severity of any impact that does occur, could increase the longer the global pandemic persists.

Customer Receivables

Receivables from customers include retail electric sales and distribution deliveries to residential, commercial and industrial customers for the Utilities. The allowance for uncollectible customer receivables is based on historical loss information comprised of a rolling 36-month average net write-off percentage of revenues, in conjunction with a qualitative assessment of elements that impact the collectability of receivables, such as changes in economic factors, regulatory matters, industry trends, customer credit factors, payment options and programs available to customers, and the methods that the Utilities are able to utilize to ensure payment. During the first quarter of 2020, FirstEnergy reviewed its allowance for uncollectible customer receivables based on this qualitative assessment, including consideration of the recent outbreak of COVID-19, along with past trends during times of economic instability, and determined the process and amounts recognized are appropriate, with no significant incremental expense adjustment recognized specifically due to the pandemic. However, due to significant uncertainty surrounding the pandemic, the full impact to FirstEnergy, including governmental and/or regulatory responses, is unknown at this time and difficult to predict. Furthermore, the Ohio Companies and JCP&L have existing regulatory mechanisms in place where incremental uncollectible expenses are able to be recovered through riders with no material impact to earnings. Additionally, in response to the COVID-19 outbreak, the MDPSC issued an order allowing PE to track and create a regulatory asset for future recovery incremental costs, including uncollectible expenses and waived late payment charges, incurred as a result of the pandemic.

Receivables from customers also include PJM receivables resulting from transmission and wholesale sales. FirstEnergy’s credit risk on PJM receivables is reduced due to the nature of PJM’s settlement process whereby members of PJM legally agree to share the cost of defaults and as a result there is no allowance for doubtful accounts.

Activity in the allowance for uncollectible accounts on customer receivables for the three months ended March 31, 2020 and for the year ended December 31, 2019 are as follows:

(In millions)

Balance, January 1, 2019	50
Charged to income	81
Charged to other accounts (1)	47
Write-offs	(132)
Balance, December 31, 2019	$46
Charged to income	19
Charged to other accounts (1)	14
Write-offs	(35)
Balance, March 31, 2020	$44
(1) Represents recoveries and reinstatements of accounts written off for uncollectible accounts.

Restricted Cash

Restricted cash primarily relates to cash collected from JCP&L, MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective funding companies.
New Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (Issued June 2016 and subsequently updated): ASU 2016-13 removes all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. Prior to adoption, FirstEnergy analyzed its financial instruments within the scope of this guidance, primarily trade receivables and AFS debt securities. The adoption of this standard upon January 1, 2020 did not have a material impact to FirstEnergy’s financial statements and required additional disclosures in these Notes to the Consolidated Financial Statements.

ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (Issued August 2018): ASU 2018-15 allows implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customers in a software licensing arrangement. FirstEnergy adopted this standard as of January 1, 2020, with no material impact to its financial statements.

ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020): ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. FirstEnergy’s term loan maturing September 2020 with $750 million currently outstanding and $3.5 billion Revolving Credit Facility bear interest at fluctuating interest rates based on LIBOR. These agreements contain provisions (requiring an amendment) in the event that LIBOR can no longer be used. As of March 31, 2020, FirstEnergy has not utilized any of the expedients discussed within this ASU, however, it continues to assess other areas to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2022.

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

ASU 2019-12, "Simplifying the Accounting for Income Taxes" (Issued in December 2019): ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted.
2. REVENUE

FirstEnergy accounts for revenues from contracts with customers under ASC 606, “Revenue from Contracts with Customers.” Revenue from leases, financial instruments, other contractual rights or obligations and other revenues that are not from contracts with customers are outside the scope of the new standard and accounted for under other existing GAAP.

FirstEnergy has elected to exclude sales taxes and other similar taxes collected on behalf of third parties from revenue as prescribed in the new standard. As a result, tax collections and remittances are excluded from recognition in the income statement and instead recorded through the balance sheet. Excise and gross receipts taxes that are assessed on FirstEnergy are not subject to the election and are included in revenue. FirstEnergy has elected the optional invoice practical expedient for most of its revenues and utilizes the optional short-term contract exemption for transmission revenues due to the annual establishment of revenue requirements, which eliminates the need to provide certain revenue disclosures regarding unsatisfied performance obligations.

FirstEnergy’s revenues are primarily derived from electric service provided by the Utilities and Transmission Companies.

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2020 and 2019, by type of service from each reportable segment:

	For the Three Months Ended March 31, 2020
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services (2)	$1,256	$—	$(21)	$1,235
Retail generation	904	—	(15)	889
Wholesale sales	71	—	1	72
Transmission (2)	—	397	—	397
Other	36	—	—	36
Total revenues from contracts with customers	$2,267	$397	$(35)	$2,629
ARP (3)	68	—	—	68
Other non-customer revenue	23	4	(15)	12
Total revenues	$2,358	$401	$(50)	$2,709

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $23 million reductions to revenue related to amounts subject to refund resulting from the Tax Act, primarily at Regulated Distribution.
(3) ARP revenue for the three months ended March 31, 2020, is related to the Ohio decoupling rates that became effective on February 1, 2020.

	For the Three Months Ended March 31, 2019
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services (2)	$1,286	$—	$(21)	$1,265
Retail generation	1,058	—	(14)	1,044
Wholesale sales	106	—	4	110
Transmission (2)	—	352	—	352
Other	34	—	1	35
Total revenues from contracts with customers	$2,484	$352	$(30)	$2,806
ARP (3)	62	—	—	62
Other non-customer revenue	27	4	(16)	15
Total revenues	$2,573	$356	$(46)	$2,883

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $32 million in net reductions to revenue related to amounts subject to refund resulting from the Tax Act ($27 million at Regulated Distribution and $5 million at Regulated Transmission).
(3) ARP revenue for the three months ended March 31, 2019, is related to the DMR and lost distribution and shared savings revenue in Ohio.

Other non-customer revenue includes revenue from late payment charges of $10 million and $11 million for the three months ended March 31, 2020 and 2019, respectively, that FirstEnergy expects are collectible. Starting in mid-March 2020, certain late payment charges began to be waived in response to the COVID-19 pandemic, and as a result, FirstEnergy stopped recognizing these revenues. See Note 1, “Organization and Basis of Presentation,” for further discussion on the COVID-19 pandemic. Other non-customer revenue also includes revenue from derivatives of $2 million for the three months ended March 31, 2019. There was no significant revenue from derivatives in the three months ended March 31, 2020.

Regulated Distribution

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies and also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey. Each of the Utilities earns revenue from state-regulated rate tariffs under which it provides distribution services to residential, commercial and industrial customers in its service territory. The Utilities are obligated under the regulated construct to deliver power to customers reliably, as it is needed, which creates an implied monthly contract with the end-use customer. See Note 9, “Regulatory Matters,” for additional information on rate recovery mechanisms. Distribution and electric revenues are recognized over time as electricity is distributed and delivered to the customer and the customers consume the electricity immediately as delivery occurs.

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

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the three months ended March 31, 2020 and 2019, by class:

	For the Three Months Ended March 31,
Revenues by Customer Class	2020	2019
	(In millions)
Residential	$1,319	$1,484
Commercial	544	587
Industrial	277	249
Other	20	24
Total Revenues	$2,160	$2,344

Wholesale sales primarily consist of generation and capacity sales into the PJM market from FirstEnergy’s regulated electric generation capacity and NUGs. Certain of the Utilities may also purchase power in the PJM markets to supply power to their customers. Generally, these power sales from generation and purchases to serve load are netted hourly and reported as either revenues or purchased power on the Consolidated Statements of Income based on whether the entity was a net seller or buyer each hour. Capacity revenues are recognized ratably over the PJM planning year at prices cleared in the annual PJM Reliability Pricing Model Base Residual Auction and Incremental Auctions. Capacity purchases and sales through PJM capacity auctions are reported within revenues on the Consolidated Statements of Income. Certain capacity income (bonuses) and charges (penalties) related to the availability of units that have cleared in the auctions are unknown and not recorded in revenue until, and unless, they occur.

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

ASC 606 excludes industry-specific accounting guidance for recognizing revenue from ARPs as these programs represent contracts between the utility and its regulators, as opposed to customers. Therefore, revenue from these programs are not within the scope of ASC 606 and regulated utilities are permitted to continue to recognize such revenues in accordance with existing practice but are presented separately from revenue arising from contracts with customers. FirstEnergy currently has ARPs in Ohio, primarily under Rider DMR in 2019 and decoupling revenue in 2020. Please see Note 9, “Regulatory Matters,” for further discussion on decoupling revenues in Ohio.

Regulated Transmission

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies, as well as stated transmission rates at MP, PE and WP. JCP&L had stated rates in 2019, but moved to forward-looking formula rates, subject to a refund, effective January 1, 2020, as further discussed in Note 9, “Regulatory Matters.”

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

The following table represents a disaggregation of revenue from contracts with regulated transmission customers by transmission owner for the three months ended March 31, 2020 and 2019, by transmission owner:

	For the Three Months Ended March 31,
Transmission Owner	2020	2019
	(In millions)
ATSI	$204	$174
TrAIL	63	58
MAIT	57	49
Other	73	71
Total Revenues	$397	$352

3. DISCONTINUED OPERATIONS

FES and FENOC Chapter 11 Bankruptcy Filing
On March 31, 2018, the FES Debtors announced that, in order to facilitate an orderly financial restructuring, they filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court (which is referred to throughout as the FES Bankruptcy). In September 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement by and among FirstEnergy, two groups of key FES creditors (collectively, the FES Key Creditor Groups), the FES Debtors and the UCC. The FES Bankruptcy settlement agreement resolved certain claims by FirstEnergy against the FES Debtors, all claims by the FES Debtors and the FES Key Creditor Groups against FirstEnergy, as well as releases from third parties who voted in favor the FES Debtors' plan of reorganization, in return for among other things, a cash payment of $853 million upon emergence. The FES Bankruptcy settlement was conditioned on the FES Debtors confirming and effectuating a plan of reorganization acceptable to FirstEnergy.

On February 18, 2020, the FES Debtors and FirstEnergy entered into an IT Access Agreement that provided IT support to enable the Debtors to emerge from bankruptcy prior to full IT separation by the FES Debtors. As part of the IT Access Agreement, the FES Debtors and FirstEnergy resolved, among other things, the on-going reconciliation of outstanding tax sharing payments for tax years 2018, 2019 and 2020 for a total of $125 million. On February 25, 2020, the Bankruptcy Court approved the IT Access Agreement. On February 27, 2020, the FES Debtors effectuated their plan, emerged from bankruptcy and FirstEnergy tendered the settlement payments totaling $853 million and the $125 million tax sharing payment to the FES Debtors, with no material impact to net income in the first quarter of 2020.

By eliminating a significant portion of its competitive generation fleet with the deconsolidation of the FES Debtors, FirstEnergy has concluded the FES Debtors meet the criteria for discontinued operations, as this represents a significant event in management’s strategic review to exit commodity-exposed generation and transition to a fully regulated company.
Services Agreements
Pursuant to the FES Bankruptcy settlement agreement, FirstEnergy entered into an amended and restated shared services agreement with the FES Debtors to extend the availability of shared services until no later than June 30, 2020, subject to reductions in services if requested by the FES Debtors, and extensions of time, subject to FirstEnergy’s approval, as provided by the IT Access Agreement. Under the amended shared services agreement, and consistent with the prior shared services agreements, costs are directly billed or assigned at no more than cost.

Currently, FirstEnergy continues to provide services post emergence to the FES Debtors under the terms of the amended and restated shared services agreement and the IT Access Agreement. The FES Debtors have paid approximately $34 million and $35 million for shared services for the three months ended March 31, 2020 and 2019, respectively.
FES Borrowings from FE and AE Supply
Due to the FES Debtors’ emergence from bankruptcy on February 27, 2020, FirstEnergy reversed the following amounts and related reserves in the first quarter of 2020, with no material impact to earnings:

•	$500 million in borrowings by FES from FE under the secured credit facility;

•	$92 million in borrowings by the FES Debtors from FE under the unregulated companies’ money pool; and

•	$102 million outstanding unsecured promissory note by FES from AE Supply.
Benefit Obligations
FirstEnergy retained certain obligations for the FES Debtors’ employees for services provided prior to emergence from bankruptcy. Prior to emergence, FirstEnergy billed the FES Debtors approximately $6 million and $10 million for their share of pension and OPEB service costs for the three months ended March 31, 2020 and 2019, respectively.
Purchase Power
At times, FES provides power through power sales agreements to meet a portion of the Utilities' POLR and default service requirements and also provides power to certain of the Utilities facilities. The terms and conditions of the power purchase agreements are generally consistent with industry practices and other similar third-party arrangements. These agreements were not impacted by the FES Debtors’ emergence and continue to operate under the original terms.

The Utilities purchased and recognized in continuing operations approximately $17 million and $83 million of power purchases from FES for the three months ended March 31, 2020 and 2019, respectively.
Income Taxes
For U.S. federal income taxes, the FES Debtors were included in FirstEnergy’s consolidated tax return until emergence from bankruptcy. Upon emergence on February 27, 2020, FirstEnergy deconsolidated the FES Debtors for federal income tax purposes and recognized a worthless stock deduction for the remaining tax basis in the FES Debtors of approximately $4.9 billion, net of unrecognized tax benefits of $316 million. Tax-effected, the worthless stock deduction is approximately $1 billion, net of valuation allowances recorded against the state tax benefit ($83 million) and the aforementioned unrecognized tax benefits ($72 million).

Additionally, the Tax Act amended Section 163(j) of the Internal Revenue Code, limiting interest expense deductions for corporations but with exemption for certain regulated utilities. Based on interpretation of subsequently issued proposed regulations, FirstEnergy has estimated the amount of deductible interest for its consolidated group in 2018 and 2019, with nondeductible portions being carried forward with an indefinite life and for which deferred tax assets have been recorded. However, full valuation allowances have been recorded against the deferred tax assets related to the carryforward of nondeductible interest as future utilization of the carryforwards requires profitability from sources other than regulated utility businesses. New or additional changes to proposed regulations or guidelines by the IRS on Section 163(j), including their impact resulting from the CARES Act, as further discussed below, could have a material impact on FirstEnergy’s results.

All tax expense related to nondeductible interest in 2018 and 2019 has been recorded in discontinued operations as it is entirely attributed to the inclusion of the FES Debtors in FirstEnergy's consolidated tax group. Upon emergence, FirstEnergy paid the FES Debtors $125 million to settle all reconciliations under the Intercompany Tax Allocation Agreement for 2018, 2019 and 2020 tax years, including all issues regarding nondeductible interest. Pursuant to certain safe harbor rules in existing proposed regulations under Section 163(j), and due to the FES Debtors’ emergence from bankruptcy on February 27, 2020, FirstEnergy expects interest expense for 2020 to be fully deductible. See Note 7, “Income Taxes” for further information.

Competitive Generation Asset Sales

As contemplated under the FES Bankruptcy settlement agreement, AE Supply entered into an agreement on December 31, 2018, to transfer the 1,300 MW Pleasants Power Station and related assets to FG, while retaining certain specified liabilities. Under the terms of the agreement, FG acquired the economic interests in Pleasants as of January 1, 2019, and AE Supply operated Pleasants until ownership was transferred on January 30, 2020. AE Supply will continue to provide access to the McElroy's Run CCR Impoundment Facility, which was not transferred, and FE will provide guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility. During the first quarter of 2020, FG paid AE Supply approximately $65 million of cash for related materials and supplies (at book value) and the settlement of FG’s economic interest in Pleasants.
Summarized Results of Discontinued Operations
Summarized results of discontinued operations for the three months ended March 31, 2020 and 2019, were as follows:

	For the Three Months Ended March 31,
(In millions)	2020	2019

Revenues	$7	$54
Fuel	(6)	(35)
Other operating expenses	(6)	(10)
General taxes	—	(4)
Other income (expense)	5	(2)
Loss from discontinued operations, before tax	—	3
Income tax expense	—	14
Loss from discontinued operations, net of tax	—	(11)
Gain (loss) on disposal of FES and FENOC, net of tax (1)	50	(24)
Income (loss) from discontinued operations	$50	$(35)
(1) The gain on disposal of FES and FENOC recognized in the three months ended March 31, 2020, of $50 million primarily related to settlement expense of $4 million, accelerated net pension and OPEB prior service credits of $18 million and income tax benefits (including the estimated worthless stock deduction and adjustments from the tax sharing agreement with the FES Debtors) of $36 million. The loss on disposal of FES and FENOC recognized in the three months ended March 31, 2019, of $24 million consisted of settlement expense of $33 million and income tax benefits (including the estimated worthless stock deduction) of $9 million.
As of December 31, 2019, material and supplies of $33 million are included in FirstEnergy’s Consolidated Balance Sheets as Current assets - discontinued operations. As of March 31, 2020, there were no items on FirstEnergy’s Consolidated Balance Sheets classified as discontinued operations.

FirstEnergy’s Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. For the three months ended March 31, 2020 and 2019, cash flows from operating activities includes income (loss) from discontinued operations of $50 million and $(35) million, respectively.
4. EARNINGS PER SHARE OF COMMON STOCK

Basic EPS available to common stockholders is computed using the weighted average number of common shares outstanding during the relevant period as the denominator. The denominator for diluted EPS of common stock reflects the weighted average of common shares outstanding plus the potential additional common shares that could result if dilutive securities and other agreements to issue common stock were exercised.

During 2019, EPS was computed using the two-class method required for participating securities. The convertible preferred stock issued in January 2018 were considered participating securities since the shares participated in dividends on common stock on an “as-converted” basis. All convertible preferred stock was converted to common stock during 2019.

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

Net losses were not allocated to the convertible preferred stock as they did not have a contractual obligation to share in the losses of FirstEnergy. FirstEnergy allocated undistributed earnings based upon income from continuing operations.

Diluted EPS reflects the dilutive effect of potential common shares from share-based awards and convertible shares of preferred stock. The dilutive effect of outstanding share-based awards was computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of the award would be used to purchase common stock at the average market price for the period. The dilutive effect of the convertible preferred stock was computed using the if-converted method, which assumes conversion of the convertible preferred stock at the beginning of the period, giving income recognition for the add-back of the preferred stock dividends, amortization of beneficial conversion feature, and undistributed earnings allocated to preferred stockholders.

The following table reconciles basic and diluted EPS of common stock:

	For the Three Months Ended March 31,
Reconciliation of Basic and Diluted EPS of Common Stock	2020	2019

(In millions, except per share amounts)
EPS of Common Stock
Income from continuing operations	$24	$355
Less: Preferred dividends	—	(3)
Less: Undistributed earnings allocated to preferred stockholders	—	(2)
Income from continuing operations available to common stockholders	24	350
Discontinued operations, net of tax	50	(35)
Less: Undistributed earnings allocated to preferred stockholders	—	—
Income (loss) from discontinued operations available to common stockholders	50	(35)

Income available to common stockholders, basic	$74	$315

Share Count information:
Weighted average number of basic shares outstanding	541	530
Assumed exercise of dilutive stock options and awards	2	3
Weighted average number of diluted shares outstanding	543	533

Income available to common stockholders, per common share:
Income from continuing operations, basic	$0.05	$0.66
Discontinued operations, basic	0.09	(0.07)
Income available to common stockholders, basic	$0.14	$0.59

Income from continuing operations, diluted	$0.05	$0.66
Discontinued operations, diluted	0.09	(0.07)
Income available to common stockholders, diluted	$0.14	$0.59

For the three months ended March 31, 2020 and 2019, no shares from stock options and awards were excluded from the calculation of diluted shares outstanding. For the three months ended March 31, 2019, 8 million shares associated with the assumed conversion of preferred stock were excluded as their inclusion would be antidilutive to basic EPS from continuing operations.

5. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The components of the consolidated net periodic costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended March 31,	2020	2019	2020	2019
	(In millions)
Service costs	$52	$48	$1	$1
Interest costs	75	93	4	5
Expected return on plan assets	(153)	(135)	(8)	(7)
Amortization of prior service costs (credits) (1)	10	2	(33)	(9)
Special termination costs (2)	—	15	—	—
One-time termination benefit (3)	8	—	—	—
Pension and OPEB mark-to-market adjustment	386	—	37	—
Net periodic costs (credits), including amounts capitalized	$378	$23	$1	$(10)
Net periodic costs (credits), recognized in earnings	$358	$6	$1	$(10)

(1) 2020 includes the acceleration of $18 million in net credits as a result of the FES Debtors’ emergence and is a component of discontinued operations in FirstEnergy’s Consolidated Statements of Income.
(2) Subject to a cap, FirstEnergy agreed to fund a pension enhancement through its pension plan, for voluntary enhanced retirement packages offered to certain FES employees, as well as offer certain other employee benefits. The costs are a component of discontinued operations in FirstEnergy’s Consolidated Statements of Income.
(3) Costs represent additional benefits provided to FES and FENOC employees under the approved settlement agreement and are a component of discontinued operations in FirstEnergy’s Consolidated Statements of Income.

FirstEnergy recognizes a pension and OPEB mark-to-market adjustment for the change in fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement. Under the approved bankruptcy settlement agreement discussed above, upon emergence, FES and FENOC employees ceased earning years of service under the FirstEnergy pension and OPEB plans. The emergence on February 27, 2020, triggered a remeasurement of the affected pension and OPEB plans and as a result, FirstEnergy recognized a non-cash, pre-tax pension and OPEB mark-to-market adjustment of approximately $423 million in the first quarter of 2020. The pension and OPEB mark-to-market adjustment primarily reflects a 38 bps decrease in the discount rate used to measure benefit obligations from December 31, 2019, partially offset by a slightly higher than expected return on assets.

Based on discount rates of 2.96% for pension and 2.80% for OPEB as well as an estimated return on assets of 7.50% for pension and OPEB, FirstEnergy expects its 2020 pre-tax net periodic benefit cost to be approximately $246 million, including the $423 million pension and OPEB mark-to-market adjustment in the first quarter of 2020.

Prior to emergence, FirstEnergy billed the FES Debtors approximately $6 million and $10 million for their share of pension and OPEB service costs for the three months ended March 31, 2020 and 2019, respectively.
On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. FirstEnergy expects no required contributions through 2021.

Service costs, net of capitalization, are reported within Other operating expenses on FirstEnergy’s Consolidated Statements of Income. Non-service costs, other than the pension and OPEB mark-to-market adjustment, which is separately shown, are reported within Miscellaneous income, net, within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show the changes in AOCI for the three months ended March 31, 2020 and 2019:

	Gains & Losses on Cash Flow Hedges (1)	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance, January 1, 2020	$(9)	$29	$20

Amounts reclassified from AOCI	—	(23)	(23)
Other comprehensive loss	—	(23)	(23)
Income tax benefits on other comprehensive loss	—	(5)	(5)
Other comprehensive loss, net of tax	—	(18)	(18)

AOCI Balance, March 31, 2020	$(9)	$11	$2

AOCI Balance, January 1, 2019	$(11)	$52	$41

Amounts reclassified from AOCI	1	(7)	(6)
Other comprehensive income (loss)	1	(7)	(6)
Income tax benefits on other comprehensive loss	—	(1)	(1)
Other comprehensive income (loss), net of tax	1	(6)	(5)

AOCI Balance, March 31, 2019	$(10)	$46	$36

(1) Relates to previous cash flow hedges used to hedge fixed rate long-term debt securities prior to their issuance.

The following amounts were reclassified from AOCI in the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,		Affected Line Item in Consolidated Statements of Income
Reclassifications from AOCI(1)	2020	2019
	(In millions)
Gains & losses on cash flow hedges
Long-term debt	$—	$1	Interest expense
	$—	$1	Net of tax

Defined benefit pension and OPEB plans
Prior-service costs	$(23)	$(7)	(2)
	5	1	Income taxes
	$(18)	$(6)	Net of tax

(1) Amounts in parenthesis represent credits to the Consolidated Statements of Income from AOCI.
(2) Prior-service costs are reported within Miscellaneous income, net, within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income. Components are included in the computation of net periodic cost (credits), see Note 5, “Pension and Other Post-Employment Benefits.”

7. INCOME TAXES

FirstEnergy’s interim effective tax rates reflect the estimated annual effective tax rates for 2020 and 2019. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period but are not consistent from period to period.

FirstEnergy’s effective tax rate on continuing operations for the three months ended March 31, 2020 and 2019, was 166.7% and 20.8%, respectively. The change in effective tax rate was primarily due to a $52 million reduction in valuation allowances from the recognition of deferred gains on prior intercompany generation asset transfers that were triggered by the FES Debtors’ emergence from bankruptcy in the first quarter of 2020 and subsequent deconsolidation from FirstEnergy’s consolidated federal income tax group. See Note 3, “Discontinued Operations,” for other tax matters relating to the FES Bankruptcy that were recognized in discontinued operations.

During the three months ended March 31, 2020, FirstEnergy remeasured its reserve for uncertain tax positions for federal and state tax benefits related to the worthless stock deduction, resulting in a net decrease to the reserve of approximately $28 million, none of which had an impact on the effective tax rate. As of March 31, 2020, it is reasonably possible that FirstEnergy could record a net decrease to its reserve for uncertain tax positions by approximately $59 million within the next twelve months due to the statute of limitations expiring or resolution with taxing authorities, of which approximately $57 million would impact FirstEnergy’s effective tax rate.

On March 27, 2020, the President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions, including making remaining AMT credits immediately refundable; providing a 5-year carryback of NOLs generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. FirstEnergy has approximately $18 million of refundable AMT credits that will be fully refundable through the CARES Act, however, does not expect to generate additional income tax refunds from the NOL carryback provision and expects interest to be fully deductible starting in 2020. FirstEnergy does not currently expect the other provisions of the CARES Act to have a material effect on current income tax expense or the realizability of deferred income tax assets, however, new or additional changes to proposed regulations or guidelines by the IRS on Section 163(j), including their impact resulting from the CARES Act, could have a material impact.

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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of March 31, 2020, from those used as of December 31, 2019. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$124	$—	$124	$—	$135	$—	$135
Derivative assets FTRs(1)	—	—	—	—	—	—	4	4
Equity securities(2)	2	—	—	2	2	—	—	2
U.S. state debt securities	—	274	—	274	—	271	—	271
Other(3)	166	802	—	968	627	789	—	1,416
Total assets	$168	$1,200	$—	$1,368	$629	$1,195	$4	$1,828

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(1)	$(1)	$—	$—	$(1)	$(1)
Derivative liabilities NUG contracts(1)	—	—	(6)	(6)	—	—	(16)	(16)
Total liabilities	$—	$—	$(7)	$(7)	$—	$—	$(17)	$(17)

Net assets (liabilities)(4)	$168	$1,200	$(7)	$1,361	$629	$1,195	$(13)	$1,811

(1)	Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

(2)	NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Low Volatility High Dividend Index, S&P 500 Index and MSCI AC World IMI Index.

(3)	Primarily consists of short-term cash investments.

(4)
Excludes $(18) million and $(16) million as of March 31, 2020 and December 31, 2019, respectively, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the periods ended March 31, 2020, and December 31, 2019:

	NUG Contracts(1)			FTRs(1)
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2019 Balance	$—	$(44)	$(44)	$10	$(1)	$9
Unrealized gain	—	(11)	(11)	(1)	—	(1)
Purchases	—	—	—	6	(4)	2
Settlements	—	39	39	(11)	4	(7)
December 31, 2019 Balance	$—	$(16)	$(16)	$4	$(1)	$3
Unrealized loss	—	(3)	(3)	—	—	—
Purchases	—	—	—	—	—	—
Settlements	—	13	13	(4)	—	(4)
March 31, 2020 Balance	$—	$(6)	$(6)	$—	$(1)	$(1)

(1)	Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs and NUG contracts that are classified as Level 3 in the fair value hierarchy for the period ended March 31, 2020:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range	Weighted Average	Units
FTRs	$(1)	Model	RTO auction clearing prices	$(0.10) to $2.10	$0.50	Dollars/MWH

NUG Contracts	$(6)	Model	Generation	400 to 109,000	27,000	MWH
			Regional electricity prices	$20.50 to $34.70	$21.60	Dollars/MWH

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

Nuclear Decommissioning and Nuclear Fuel Disposal Trusts

JCP&L, ME and PN hold debt and equity securities within their respective NDT and nuclear fuel disposal trusts. The debt securities are classified as AFS securities, recognized at fair market value. As further discussed in Note 10, "Commitments, Guarantees and Contingencies", assets and liabilities held for sale on the FirstEnergy Consolidated Balance Sheets associated with the TMI-2 transaction consist of an ARO of $700 million, NDTs of $875 million, as well as property, plant and equipment with a net book value of zero, which are included in the regulated distribution segment.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in NDT and nuclear fuel disposal trusts as of March 31, 2020, and December 31, 2019:

	March 31, 2020(1)				December 31, 2019(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value (3)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value (3)
	(In millions)

Debt securities	$405	$8	$(16)	$397	$403	$9	$(11)	$401

(1) Excludes short-term cash investments of $753 million, of which $751 million is classified as held for sale.
(2) Excludes short-term cash investments of $751 million, of which $747 million is classified as held for sale.
(3) Includes $124 million and $135 million classified as held for sale as of March 31, 2020 and December 31, 2019, respectively.

Proceeds from the sale of investments in equity and AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three months ended March 31, 2020 and 2019, were as follows:

	For the Three Months Ended March 31,
	2020	2019
	(In millions)
Sale proceeds	$13	$153
Realized gains	4	7
Realized losses	(5)	(6)
Interest and dividend income	5	9

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies and equity method investments. Other investments were $288 million and $299 million as of March 31, 2020, and December 31, 2019, respectively, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, premiums and discounts as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In millions)
Carrying value (1)	$21,297	$20,074
Fair value	$23,576	$22,928

(1) The carrying value as of March 31, 2020, includes $2 billion of debt issuances and $778 million of redemptions that occurred in 2020.

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of March 31, 2020, and December 31, 2019.
9. REGULATORY MATTERS

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

Maryland’s Governor issued an order on March 16, 2020, forbidding utilities from terminating residential service or charging late fees for non-payment for the duration of the COVID-19 emergency. On April 9, 2020, the MDPSC issued an order allowing utilities to track and create a regulatory asset for future recovery of all prudently-incurred incremental costs arising from the COVID-19 emergency.

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

Also in December 2017, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On May 8, 2019, the NJBPU approved a Stipulation of Settlement submitted by JCP&L, Rate Counsel, NJBPU Staff and New Jersey Large Energy Users Coalition to implement JCP&L’s infrastructure plan, JCP&L Reliability Plus. The plan provides that JCP&L will invest up to approximately $97 million in capital investments beginning on June 1, 2019 through December 31, 2020, to enhance the reliability and resiliency of JCP&L’s distribution system and reduce the frequency and duration of power outages. JCP&L shall seek recovery of the capital investment through an accelerated cost recovery mechanism, provided for in the rules, that includes a revenue adjustment calculation and a process for two rate adjustments. The NJBPU approved adjusted rates that took effect on March 1, 2020.

On February 18, 2020, JCP&L submitted a filing with the NJBPU requesting a distribution base rate increase of $186.9 million on an annual basis, which represents an overall average increase in JCP&L rates of 7.8%. The filing seeks to recover certain costs associated with providing safe and reliable electric service to JCP&L customers, along with recovery of previously incurred storm costs. JCP&L proposed a rate effective date of March 19, 2020. On March 9, 2020, the Board issued an order suspending JCP&L’s proposed rates for four months. Based on the historical procedures of the NJBPU Board a second suspension order is expected with revised base rates becoming effective in late November 2020.

On April 6, 2020, JCP&L signed an asset purchase agreement with Yard’s Creek Energy, LLC, a subsidiary of LS Power to sell its 50% interest in the Yards Creek pumped-storage hydro generation facility in NJ (210 MWs). Subject to terms and conditions of the agreement, the base purchase price is $155 million. Completion of the transaction is subject to several closing conditions, including approval by the NJBPU and FERC. There can be no assurance that all regulatory approvals will be obtained and/or all closing conditions will be satisfied or that the transaction will be consummated. JCP&L currently anticipates closing of the transaction to occur in the first half of 2021. As of March 31, 2020, Yards Creek’s net book value is approximately $44 million, which is included in the regulated distribution segment. Treatment of the gain is subject to NJBPU approval.

OHIO

The Ohio Companies operate under base distribution rates approved by the PUCO effective in 2009. The Ohio Companies’ residential and commercial base distribution revenues are decoupled, through a mechanism that took effect on February 1, 2020, to the base distribution revenue and lost distribution revenue associated with energy efficiency and peak demand reduction programs recovered as of the twelve-month period ending on December 31, 2018. The Ohio Companies currently operate under ESP IV effective June

1, 2016, and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio. ESP IV further provided for the Ohio Companies to collect through Rider DMR $132.5 million annually for three years beginning in 2017, grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. On appeal, the SCOH, on June 19, 2019, reversed the PUCO’s determination that Rider DMR is lawful, and remanded the matter to the PUCO with instructions to remove Rider DMR from ESP IV. On August 20, 2019, the SCOH denied the Ohio Companies’ motion for reconsideration. The PUCO entered an Order directing the Ohio Companies to cease further collection through Rider DMR, credit back to customers a refund of Rider DMR funds collected since July 2, 2019, and remove Rider DMR from ESP IV. On July 15, 2019, OCC filed a Notice of Appeal with the SCOH, challenging the PUCO’s exclusion of Rider DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017 and claiming a $42 million refund is due to OE customers. The Ohio Companies are contesting this appeal but are unable to predict the outcome of this matter. The SCOH is scheduled to hear argument on this matter on May 12, 2020.

On July 23, 2019, Ohio enacted legislation establishing support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, the legislation included a provision implementing a decoupling mechanism for Ohio electric utilities and ending current energy efficiency program mandates on December 31, 2020, provided that statewide energy efficiency mandates are achieved as determined by the PUCO. On February 26, 2020, the PUCO ordered (i) that a wind-down of statutorily required energy efficiency programs shall commence on September 30, 2020, and the programs shall terminate on December 31, 2020, and (ii) that the Ohio Companies’ existing portfolio plans are extended through 2020 without changes.

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

On July 17, 2019, the PUCO approved, with no material modifications, a settlement agreement that provides for the implementation of the Ohio Companies’ first phase of grid modernization plans, including the investment of $516 million over three years to modernize the Ohio Companies’ electric distribution system, and for all tax savings associated with the Tax Act to flow back to customers. The settlement had broad support, including PUCO Staff, the OCC, representatives of industrial and commercial customers, a low-income advocate, environmental advocates, hospitals, competitive generation suppliers and other parties.

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. These rates were adjusted for the net impact of the Tax Act, effective March 15, 2018. The net impact of the Tax Act for the period January 1, 2018 through March 14, 2018 was separately tracked and its treatment will be addressed in a future rate proceeding. The Pennsylvania Companies operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which provide for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service. Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn.

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. The Pennsylvania Companies’ Phase III EE&C plans for the June 2016 through May 2021 period, which were approved in March 2016, with expected costs up to $390 million, are designed to achieve the targets established in the PPUC’s Phase III Final Implementation Order with full recovery through the reconcilable EE&C riders. On March 12, 2020, the PPUC entered a Tentative Implementation Order for a Phase IV EE&C Plan, operating from June 2021 through May 2026.

Pennsylvania EDCs may file with the PPUC for approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On August 30, 2019, the Pennsylvania Companies filed Petitions for approval of new LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On January 16, 2020, the PPUC approved the LTIIPs without modification. The Pennsylvania Companies’ approved DSIC riders for quarterly cost recovery went into effect July 1, 2016. On August 30, 2019, Penn filed a Petition seeking approval of a waiver of the statutory DSIC cap of 5% of distribution rate revenue and approval to increase the maximum allowable DSIC to 11.81% of distribution rate revenue for the five-year period of its proposed LTIIP. On March 12, 2020, an order was entered approving a settlement by all parties to that case which provides for a temporary increase in the recoverability cap from 5% to 7.5%, to expire on the earlier of the effective date of new base rates following Penn’s next base rate case or the expiration of its LTIIP II program.

Following the Pennsylvania Companies’ 2016 base rate proceedings, the PPUC ruled in a separate proceeding related to the DSIC mechanisms that the Pennsylvania Companies were not required to reflect federal and state income tax deductions related to DSIC-eligible property in DSIC rates, which decision was appealed by the Pennsylvania OCA to the Pennsylvania Commonwealth Court. The Commonwealth Court reversed the PPUC’s decision and remanded the matter to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. On April 7, 2020, the Pennsylvania Supreme Court issued an Order granting Petitions for Allowance of Appeal by both the PPUC and the Pennsylvania Companies of the Commonwealth Court’s Opinion and Order. A briefing schedule is pending. An adverse ruling by the Pennsylvania Supreme Court is not expected to result in a material impact to FirstEnergy.

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

RTO Realignment

On June 1, 2011, ATSI and the ATSI zone transferred from MISO to PJM. While many of the matters involved with the move have been resolved, FERC denied recovery under ATSI’s transmission rate for certain charges that collectively can be described as “exit fees” and certain other transmission cost allocation charges totaling approximately $78 million until such time as ATSI submits a cost/benefit analysis demonstrating net benefits to customers from the transfer to PJM. Subsequently, FERC rejected a proposed settlement agreement to resolve the exit fee and transmission cost allocation issues, stating that its action is without prejudice to ATSI submitting a cost/benefit analysis demonstrating that the benefits of the RTO realignment decisions exceed the costs. In a subsequent order, FERC affirmed its prior ruling that ATSI must submit the cost/benefit analysis. ATSI is evaluating the cost/benefit approach.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Alternatively, formula rate utilities can demonstrate to FERC that their formula rate template already achieves these outcomes. Utilities with transmission stated rates are required to address these new requirements as part of their next transmission rate case. FERC also issued on November 15, 2018, a policy statement providing accounting and ratemaking guidance for treatment of ADIT for all FERC-jurisdictional public utilities. The policy statement also addresses the accounting and ratemaking treatment of ADIT following the sale or retirement of an asset after December 31, 2017. FirstEnergy’s formula rate transmission utilities will make the required filings on or before the deadlines established in FERC’s order. FirstEnergy’s stated rate transmission utilities will address the requirements as part of their next transmission rate case. JCP&L is addressing the requirements in the course of its pending transmission rate case.

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

FERC’s ROE policy may also impact PATH’s regulatory proceedings regarding recovery of investments and costs associated with a proposed transmission line from West Virginia through Virginia and into Maryland that PJM canceled in 2012. Specifically, on January 24, 2020, FERC issued an order in the PATH transmission abandonment rate case that noted FERC’s recent actions on transmission utility ROE methodologies and directed parties to brief the applicability of the October 2018 methodology to the PATH ROE. Initial briefs are due May 1, 2020 and reply briefs are due June 1, 2020.

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. Initial comments are due July 1, 2020. FirstEnergy currently is participating through EEI and other industry groups.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to convert JCP&L’s existing stated transmission rate to a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020. On December 19, 2019, FERC issued its initial order in the case, allowing JCP&L to transition to a forward-looking formula rate as of January 1, 2020 as requested, subject to refund, pending further hearing and settlement proceedings. JCP&L and the parties to the FERC proceeding are engaged in settlement negotiations.
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

As of March 31, 2020, outstanding guarantees and other assurances aggregated approximately $1.7 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($1.1 billion), other guarantees ($114 million) and other assurances ($502 million).

COLLATERAL AND CONTINGENT-RELATED FEATURES

In the normal course of business, FE and its subsidiaries routinely enter into physical or financially settled contracts for the sale and purchase of electric capacity, energy, fuel and emission allowances. Certain bilateral agreements and derivative instruments contain provisions that require FE or its subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FE’s or its subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. The incremental collateral requirement allows for the offsetting of assets and liabilities with the same counterparty, where the contractual right of offset exists under applicable master netting agreements.

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. As of March 31, 2020, no collateral has been posted by FE or its subsidiaries.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2020:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$33	$—	$33
Surety Bonds (Collateralized Amount) (1)	63	257	320
Total Exposure from Contractual Obligations	$96	$257	$353

(1)	Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations (typical obligations require 30 days to cure).

OTHER COMMITMENTS AND CONTINGENCIES

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding’s outstanding principal balance is $114 million as of March 31, 2020. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

In February 2019, the EPA announced its final decision to retain without changes the NAAQS for SO2, specifically retaining the 2010 primary (health-based) 1-hour standard of 75 PPB. As of March 31, 2020, FirstEnergy has no power plants operating in areas designated as non-attainment by the EPA.

In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility’s NOx emissions significantly contribute to Delaware’s inability to attain the ozone NAAQS. The petition sought a short-term NOx emission rate limit of 0.125 lb./mmBTU over an averaging period of no more than 24 hours. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3, significantly contribute to Maryland’s inability to attain the ozone NAAQS. The petition sought NOx emission rate limits for the 36 EGUs by May 1, 2017. On September 14, 2018, the EPA denied both the States of Delaware and Maryland’s petitions under CAA Section 126. In October 2018, Delaware and Maryland appealed the denials of their petitions to the D.C. Circuit. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126. On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

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

On September 29, 2016, FirstEnergy received a request from the EPA for information pursuant to CWA Section 308(a) for information concerning boron exceedances of effluent limitations established in the NPDES Permit for the former Mitchell Power Station’s Mingo landfill, owned by WP. On November 1, 2016, WP provided an initial response that contained information related to a similar boron issue at the former Springdale Power Station’s landfill. The EPA requested additional information regarding the Springdale landfill and on November 15, 2016, WP provided a response and intends to fully comply with the Section 308(a) information request. On March 3, 2017, WP proposed to the PA DEP a re-route of its wastewater discharge to eliminate potential boron exceedances at the Springdale landfill. On January 29, 2018, WP submitted an NPDES permit renewal application to PA DEP proposing to re-route its wastewater discharge to eliminate potential boron exceedances at the Mingo landfill. On February 20, 2018, the DOJ issued a letter and tolling agreement on behalf of EPA alleging violations of the CWA at the Mingo landfill while seeking to enter settlement negotiations in lieu of filing a complaint. The EPA has proposed a penalty of $900,000 to settle alleged past boron exceedances at the Mingo and Springdale landfills. Negotiations are continuing and WP is unable to predict the outcome of this matter.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. On December 2, 2019, the EPA published a proposed rule accelerating the date that certain CCR impoundments must cease accepting waste and initiate closure to August 31, 2020. The proposed rule, which includes a 60-day comment period, provides exceptions, which could allow extensions to closure dates.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of March 31, 2020, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $109 million have been accrued through March 31, 2020. Included in the total are accrued liabilities of approximately $70 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of March 31, 2020, JCP&L, ME and PN had in total approximately $875 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the transfer of: (i) the ownership and operating NRC licenses for TMI-2; (ii) the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) related liabilities of approximately $900 million as of December 31, 2019. There can be no assurance that the transfer will receive the required regulatory approvals and, even if approved, whether the conditions to the closing of the transfer will be satisfied. On November 12, 2019, JCP&L filed a Petition with the NJBPU seeking approval of the transfer and sale of JCP&L’s entire 25% interest in TMI-2 to TMI-2 Solutions, LLC. Also on November 12, 2019, JCP&L, ME, PN, GPUN and TMI-2 Solutions, LLC filed an application with the NRC seeking approval to transfer the NRC license for TMI-2 to TMI-2 Solutions, LLC. Both proceedings are ongoing. Assets and liabilities held for sale on the FirstEnergy Consolidated Balance Sheet associated with the transaction consist of asset retirement obligations of $700 million, NDTs of $875 million as well as property, plant and equipment with a net book value of zero, which are included in the regulated distribution segment.

FES Bankruptcy

On March 31, 2018, FES, including its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, and FENOC filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court and emerged on February 27, 2020. See Note 3, “Discontinued Operations,” for additional discussion.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy’s normal business operations pending against FE or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FE or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 9, “Regulatory Matters.”

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

11. SEGMENT INFORMATION

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity through its reportable segments, Regulated Distribution and Regulated Transmission.

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey. The segment’s results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs. Included within the segment are $875 million and $882 million of assets classified as held for sale as of March 31, 2020 and December 31, 2019, respectively, associated with the asset purchase and sale agreement with TMI-2 Solutions to transfer TMI-2 to TMI-2 Solutions, LLC. See Note 10, "Commitments, Guarantees and Contingencies" for additional information.

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
Corporate/Other reflects corporate support costs not charged to FE’s subsidiaries, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are shown separately in the following table of Segment Financial Information. As of March 31, 2020, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of March 31, 2020, Corporate/Other had approximately $7.9 billion FE holding company debt.
Financial information for each of FirstEnergy’s reportable segments is presented in the tables below:
Segment Financial Information

For the Three Months Ended	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)

March 31, 2020
External revenues	$2,311	$397	$1	$—	$2,709
Internal revenues	47	4	—	(51)	—
Total revenues	$2,358	$401	$1	$(51)	$2,709
Depreciation	223	76	2	16	317
Amortization of regulatory assets, net	49	3	—	—	52
Miscellaneous income (expense), net	75	6	25	(6)	100
Interest expense	127	52	90	(6)	263
Income taxes (benefits)	(32)	34	(62)	—	(60)
Income (loss) from continuing operations	136	117	(229)	—	24
Property additions	$338	$269	$9	$—	$616

March 31, 2019
External revenues	$2,526	$352	$5	$—	$2,883
Internal revenues	47	4	—	(51)	—
Total revenues	$2,573	$356	$5	$(51)	$2,883
Depreciation	209	69	2	17	297
Amortization of regulatory assets, net	3	2	—	—	5
Miscellaneous income (expense), net	46	4	11	(7)	54
Interest expense	122	45	93	(7)	253
Income taxes (benefits)	89	31	(27)	—	93
Income (loss) from continuing operations	329	104	(78)	—	355
Property additions	$318	$231	$5	$—	$554

As of March 31, 2020
Total assets	$29,642	$11,753	$695	$—	$42,090
Total goodwill	$5,004	$614	$—	$—	$5,618

As of December 31, 2019
Total assets	$29,642	$11,611	$1,015	$33	$42,301
Total goodwill	$5,004	$614	$—	$—	$5,618

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
Corporate/Other reflects corporate support costs not charged to FE’s subsidiaries, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of March 31, 2020, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of March 31, 2020, Corporate/Other had approximately $7.9 billion of FE holding company debt.

EXECUTIVE SUMMARY

FirstEnergy is a forward-thinking fully regulated electric utility focused on stable and predictable earnings and cash flow from its regulated business units - Regulated Distribution and Regulated Transmission - through delivering enhanced customer service and reliability that supports FE's dividend.

The outbreak of COVID-19 has become a global pandemic. FirstEnergy is taking steps to mitigate known risks and is continuously evaluating the rapidly evolving situation based on guidance from governmental officials and public health experts. The full impact on FirstEnergy’s business from the pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of FirstEnergy’s employees and customers is its first priority. FirstEnergy is effectively managing its operations, while still providing flexibility for approximately 7,000 of its 12,000 employees to work from home.

Beginning March 13, 2020, FirstEnergy discontinued power shutoff’s to customers, and has the ability to recover incremental uncollectible expenses through riders in OH and NJ. FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the impact of COVID-19 to its business and does not currently expect service disruptions or any material impact to its capital spending plan. FirstEnergy’s Distribution and Transmission revenues benefit from geographic and economic diversity across a five-state service territory. Two-thirds of base distribution revenues come from the residential customer class, along with a decoupled rate structure in Ohio, which accounts for approximately 20% of total retail load. FirstEnergy’s commercial and industrial revenues are primarily fixed and demand-based, rather than volume-based. As a result of this, FirstEnergy’s Distribution and Transmission investments provide stable and predictable earnings. However, due to the actions taken by state governments in our service territories limiting certain commercial and industrial activities, current expectations are that retail load may increase in the near term, while commercial and industrial loads may decline, however, the magnitude of these changes are currently unknown and difficult to predict. Related to FirstEnergy’s pension investments, the asset allocation is conservative, with no required contributions until 2022 and the funded status at March 31, 2020, is essentially unchanged from the end of 2019 at 79%. FirstEnergy believes it is well positioned to manage the economic slowdown resulting from the pandemic. However, the situation remains fluid and future impacts to FirstEnergy, that are presently unknown or unanticipated, may occur.

In 2020, FirstEnergy continues to execute its regulated growth plans, through the following achievements and plans:

•	Implemented forward-looking rates, subject to refund, at JCP&L effective January 1, 2020,

•	OH Decoupling rider went into effect on February 1, 2020,

•	JCP&L submitted a filing with the NJBPU on February 18, 2020, requesting a distribution base rate increase of $186.9 million on an annual basis,

•	PAPUC-approved Penn DSIC waiver on March 12, 2020,

•	Completed final step of FirstEnergy’s strategy to exit the competitive generation business with FES Debtors’ emergence on February 27, 2020, and

•	IRP filing in West Virginia to be made by December 30, 2020.

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

In November 2018, the Board of Directors approved a dividend policy that includes a targeted payout ratio. As a first step, the Board declared a $0.02 increase to the common dividend payable March 1, 2019, to $0.38 per share, which represents an increase of 6% compared to the quarterly dividend of $0.36 per share that had been paid since 2014. In November 2019, the Board declared a $0.01 increase to the common dividend payable March 1, 2020, to $0.39 per share, which represents a 3% increase. Modest dividend growth enables enhanced shareholder returns, while still allowing for continued substantial regulated investments. Dividend payments are subject to declaration by the Board and future dividend decisions determined by the Board may be impacted by earnings growth, cash flows, credit metrics and other business conditions.

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

The $2.5 billion equity issuance in 2018 strengthened FirstEnergy’s balance sheet, supported the company’s transition to a fully regulated utility company and positions FirstEnergy for sustained investment-grade credit metrics. The shares of preferred stock participated in the dividend paid on common stock on an as-converted basis and were non-voting except in certain limited circumstances. Because of this investment, FirstEnergy does not currently anticipate the need to issue additional equity through 2021 and expects to issue, subject to, among other things, market conditions, pricing terms and business operations, up to $600 million of equity annually in 2022 and 2023, including approximately $100 million in equity for its regular stock investment and employee benefit plans.
On March 31, 2018, the FES Debtors announced that, in order to facilitate an orderly financial restructuring, they filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court (which is referred to throughout as the FES Bankruptcy). In September 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement by and among FirstEnergy, two groups of key FES creditors (collectively, the FES Key Creditor Groups), the FES Debtors and the UCC. The FES Bankruptcy settlement agreement resolved certain claims by FirstEnergy against the FES Debtors, all claims by the FES Debtors and the FES Key Creditor Groups against FirstEnergy, as well as releases from third parties who voted in favor the FES Debtors' plan of reorganization, in return for among other things, a cash payment of $853 million upon emergence. The FES Bankruptcy settlement was conditioned on the FES Debtors confirming and effectuating a plan of reorganization acceptable to FirstEnergy.
On February 18, 2020, the FES Debtors and FirstEnergy entered into an IT Access Agreement that provided IT support to enable the Debtors to emerge from bankruptcy prior to full IT separation by the FES Debtors. As part of the IT Access Agreement, the FES Debtors and FirstEnergy resolved, among other things, the on-going reconciliation of outstanding tax sharing payments for tax years 2018, 2019 and 2020 for a total of $125 million. On February 25, 2020, the Bankruptcy Court approved the IT Access Agreement. On February 27, 2020, the FES Debtors effectuated their plan, emerged from bankruptcy and FirstEnergy tendered the settlement payments totaling $853 million and the $125 million tax sharing payment to the FES Debtors, with no material impact to net income in the first quarter of 2020.

As contemplated under the FES Bankruptcy settlement agreement, AE Supply entered into an agreement on December 31, 2018, to transfer the 1,300 MW Pleasants Power Station and related assets to FG, while retaining certain specified liabilities. Under the terms of the agreement, FG acquired the economic interests in Pleasants as of January 1, 2019, and AE Supply operated Pleasants until ownership was transferred on January 30, 2020. AE Supply will continue to provide access to the McElroy's Run CCR Impoundment Facility, which was not transferred, and FE will provide guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility.
The emergence of the FES Debtors from bankruptcy represents the final step in FirstEnergy’s previously announced strategy to exit the competitive generation business and become a fully regulated utility company with a stronger balance sheet, solid cash flows and more predictable earnings.

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions)	For the Three Months Ended March 31,
	2020	2019	Change

Revenues	$2,709	$2,883	$(174)	(6)%

Operating expenses	2,177	2,254	(77)	(3)%

Operating income	532	629	(97)	(15)%

Other expenses, net	(568)	(181)	(387)	(214)%

Income before income taxes	(36)	448	(484)	(108)%

Income taxes	(60)	93	(153)	(165)%

Income from continuing operations	24	355	(331)	(93)%

Discontinued operations, net of tax	50	(35)	85	NM

Net income	$74	$320	$(246)	(77)%

* NM = not meaningful

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 11, “Segment Information,” of the Notes to Consolidated Financial Statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Summary of Results of Operations — First Quarter 2020 Compared with First Quarter 2019

Financial results for FirstEnergy’s business segments in the first quarter of 2020 and 2019 were as follows:

First Quarter 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,299	$397	$(35)	$2,661
Other	59	4	(15)	48
Total Revenues	2,358	401	(50)	2,709

Operating Expenses:
Fuel	98	—	—	98
Purchased power	690	—	4	694
Other operating expenses	699	53	(3)	749
Provision for depreciation	223	76	18	317
Amortization of regulatory assets, net	49	3	—	52
General taxes	195	62	10	267
Total Operating Expenses	1,954	194	29	2,177

Operating Income (Loss)	404	207	(79)	532

Other Income (Expense):
Miscellaneous income, net	75	6	19	100
Pension and OPEB mark-to-market adjustment	(257)	(19)	(147)	(423)
Interest expense	(127)	(52)	(84)	(263)
Capitalized financing costs	9	9	—	18
Total Other Expense	(300)	(56)	(212)	(568)

Income (Loss) Before Income Taxes (Benefits)	104	151	(291)	(36)
Income taxes (benefits)	(32)	34	(62)	(60)
Income (Loss) From Continuing Operations	136	117	(229)	24
Discontinued operations, net of tax	—	—	50	50
Net Income (Loss)	$136	$117	$(179)	$74

First Quarter 2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,512	$352	$(31)	$2,833
Other	61	4	(15)	50
Total Revenues	2,573	356	(46)	2,883

Operating Expenses:
Fuel	131	—	—	131
Purchased power	777	—	4	781
Other operating expenses	771	66	(58)	779
Provision for depreciation	209	69	19	297
Amortization of regulatory assets, net	3	2	—	5
General taxes	198	51	12	261
Total Operating Expenses	2,089	188	(23)	2,254

Operating Income (Loss)	484	168	(23)	629

Other Income (Expense):
Miscellaneous income, net	46	4	4	54
Pension and OPEB mark-to-market adjustment	—	—	—	—
Interest expense	(122)	(45)	(86)	(253)
Capitalized financing costs	10	8	—	18
Total Other Expense	(66)	(33)	(82)	(181)

Income (Loss) Before Income Taxes (Benefits)	418	135	(105)	448
Income taxes (benefits)	89	31	(27)	93
Income (Loss) From Continuing Operations	329	104	(78)	355
Discontinued operations, net of tax	—	—	(35)	(35)
Net Income (Loss)	$329	$104	$(113)	$320

Changes Between First Quarter 2020 and First Quarter 2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$(213)	$45	$(4)	$(172)
Other	(2)	—	—	(2)
Total Revenues	(215)	45	(4)	(174)

Operating Expenses:
Fuel	(33)	—	—	(33)
Purchased power	(87)	—	—	(87)
Other operating expenses	(72)	(13)	55	(30)
Provision for depreciation	14	7	(1)	20
Amortization of regulatory assets, net	46	1	—	47
General taxes	(3)	11	(2)	6
Total Operating Expenses	(135)	6	52	(77)

Operating Income (Loss)	(80)	39	(56)	(97)

Other Income (Expense):
Miscellaneous income, net	29	2	15	46
Pension and OPEB mark-to-market adjustment	(257)	(19)	(147)	(423)
Interest expense	(5)	(7)	2	(10)
Capitalized financing costs	(1)	1	—	—
Total Other Expense	(234)	(23)	(130)	(387)

Income (Loss) Before Income Taxes (Benefits)	(314)	16	(186)	(484)
Income taxes (benefits)	(121)	3	(35)	(153)
Income (Loss) From Continuing Operations	(193)	13	(151)	(331)
Discontinued operations, net of tax	—	—	85	85
Net Income (Loss)	$(193)	$13	$(66)	$(246)

Regulated Distribution — First Quarter 2020 Compared with First Quarter 2019

Regulated Distribution’s net income decreased $193 million in the first quarter of 2020, as compared to the same period of 2019, primarily resulting from the pension and OPEB mark-to-market adjustment in 2020, lower weather-related customer usage, and the absence of Rider DMR revenues that ended in July 2019, partially offset by lower pension and OPEB non-service expenses and the implementation of decoupling rates in Ohio.

Revenues —

The $215 million decrease in total revenues resulted from the following sources:

	For the Three Months Ended March 31,
Revenues by Type of Service	2020	2019	(Decrease)
	(In millions)
Distribution(1)	$1,324	$1,348	$(24)

Generation sales:
Retail	904	1,058	(154)
Wholesale	71	106	(35)
Total generation sales	975	1,164	(189)

Other	59	61	(2)
Total Revenues	$2,358	$2,573	$(215)

(1) Includes $68 million and $62 million of ARP revenues for the three months ended March 31, 2020 and 2019, respectively.

Distribution revenues decreased $24 million in the first quarter of 2020, as compared to the same period of 2019, primarily resulting from lower weather-related customer usage and the absence of Rider DMR revenues that ended in July 2019, partially offset by the implementation of Ohio decoupling rates in 2020 and New Jersey Zero Emission Program in June 2019, and higher rates associated with recovery of distribution capital investment programs. Distribution deliveries by customer class are summarized in the following table:

	For the Three Months Ended March 31,
(In thousands)	Including Ohio Decoupled MWH			Excluding Ohio Decoupled MWH
Electric Distribution MWH	2020	2019	(Decrease)	2020	2019	(Decrease)
Residential	13,204	15,103	(12.6)%	8,996	10,404	(13.5)%
Commercial	8,766	9,478	(7.5)%	5,396	5,886	(8.3)%
Industrial	13,548	13,960	(3.0)%	13,548	13,960	(3.0)%
Other	135	140	(3.6)%	135	140	(3.6)%
Total Electric Distribution MWH	35,653	38,681	(7.8)%	28,075	30,390	(7.6)%

Lower distribution deliveries to residential and commercial customers primarily reflect lower weather-related usage resulting from heating degree days that were 18% below 2019 and 18% below normal. Deliveries to industrial customers reflect lower steel, mining, and automotive customer usage, partially offset by higher shale customer usage.

The following table summarizes the price and volume factors contributing to the $189 million decrease in generation revenues for the first quarter of 2020, as compared to the same period of 2019:

Source of Change in Generation Revenues	(Decrease)
(In millions)
Retail:
Change in sales volumes	$(133)
Change in prices	(21)
(154)
Wholesale:
Change in sales volumes	(6)
Change in prices	(8)
Capacity revenue	(21)
(35)
Decrease in Generation Revenues	$(189)

The decrease in retail generation sales volumes was primarily due to lower weather-related usage and increased customer shopping in New Jersey and Pennsylvania. Total generation provided by alternative suppliers as a percentage of total MWH deliveries increased to 51% from 47% in New Jersey and to 66% from 63% in Pennsylvania. The decrease in retail generation prices primarily resulted from lower non-shopping generation auction rates in New Jersey and Pennsylvania.

Wholesale generation revenues decreased $35 million in the first quarter of 2020, as compared to the same period in 2019, primarily due to lower spot market prices and capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses decreased $135 million in the first quarter of 2020, as compared to the same period of 2019, primarily due to the following:

•	Fuel expense decreased $33 million in the first quarter of 2020, as compared to the same period of 2019, primarily due to lower unit costs and lower generation output.

•
Purchased power costs were $87 million lower in the first quarter of 2020, as compared to the same period in 2019, primarily due to decreased volumes as described above and lower capacity expense, partially offset by the implementation of the NJ Zero Emission Program in June 2019.

Source of Change in Purchased Power	Increase (Decrease)

(In millions)
Purchases
Change due to unit costs	9
Change due to volumes	(70)
(61)
Capacity expense	(26)
Decrease in Purchased Power Costs	$(87)

•	Other operating expenses decreased $72 million in the first quarter of 2020, as compared to the same period of 2019, primarily due to the following:

•	Decreased storm restoration costs of $100 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.

•	Higher network transmission expenses of $10 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.

•
Higher operating and maintenance expense of $13 million, primarily associated with higher labor, employee benefit costs and contractor and maintenance spend, partially offset by lower corporate support costs.

•	Higher pension and OPEB service costs of $5 million.

•	Depreciation expense increased $14 million in the first quarter of 2020, as compared to the same period of 2019, primarily due to a higher asset base.

•
Amortization expense increased $46 million in the first quarter of 2020, as compared to the same period of 2019, primarily due to lower storm restoration cost deferrals, partially offset by higher generation and transmission deferrals.

Other Expenses —

Other Expense increased $234 million in the first quarter of 2020, as compared to the same period of 2019, primarily due to the $257 million pension and OPEB mark-to-market adjustment in 2020, higher interest expense from debt issuances primarily at WP and MP, partially offset by higher net miscellaneous income primarily resulting from lower pension and OPEB non-service costs.

Income Taxes —

Regulated Distribution’s effective tax rate was (30.8)% and 21.3% for the three months ended March 31, 2020 and 2019, respectively. The change in the effective tax rate was primarily due to the recognition of $52 million in deferred gains relating to prior intercompany transfers of generation assets that were triggered by the deconsolidation of the FES Debtors from FirstEnergy’s consolidated federal income tax group as a result of their emergence from bankruptcy in the first quarter or 2020.

Regulated Transmission — First Quarter 2020 Compared with First Quarter 2019

Regulated Transmission’s net income increased $13 million in the first quarter of 2020, as compared to the same period of 2019, primarily due to the impact of a higher rate base at ATSI and MAIT.

Revenues —

Total revenues increased $45 million in the first quarter of 2020, as compared to the same period of 2019, primarily due to recovery of incremental operating expenses and a higher rate base at ATSI and MAIT.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended March 31,
Revenues by Transmission Asset Owner	2020	2019	Increase
	(In millions)
ATSI	$205	$175	$30
TrAIL	65	60	5
MAIT	58	50	8
Other	73	71	2
Total Revenues	$401	$356	$45

Operating Expenses —

Total operating expenses increased $6 million in the first quarter of 2020, as compared to the same period of 2019, primarily due to higher property taxes and depreciation due to a higher asset base, partially offset by lower operating and maintenance expenses. The majority of operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $23 million in the first quarter of 2020, as compared to the same period of 2019, primarily due to the $19 million pension and OPEB mark-to-market adjustment in 2020 and higher interest expense associated with new debt issuances at ATSI and FET.

Income Taxes —

Regulated Transmission’s effective tax rate was 22.5% and 23.0% for the three months ended March 31, 2020 and 2019, respectively.
Corporate / Other — First Quarter 2020 Compared with First Quarter 2019

Financial results at Corporate/Other resulted in a $151 million increase in loss from continuing operations in the first quarter of 2020, as compared to the same period of 2019, primarily due to the $147 million pension and OPEB mark-to-market adjustment in 2020.

For the three months ended March 31, 2020, FirstEnergy recorded income from discontinued operations, net of tax, of $50 million compared to a loss, net of tax, of $35 million for the three months ended March 31, 2019. The change in discontinued operations, net of tax was primarily due to lower settlement-related expenses, accelerated net pension and OPEB prior service credits, as well as adjustments to the estimated worthless stock deduction and Intercompany Tax Allocation Agreement with the FES Debtors.

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

Management assesses the probability of recovery of regulatory assets at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. Management applies judgment in evaluating the evidence available to assess the probability of recovery of regulatory assets from customers, including, but not limited to evaluating evidence related to precedent for similar items at the Company and information on comparable companies within similar jurisdictions, as well as assessing progress of communications between the Company and regulators. Certain of these regulatory assets, totaling approximately $112 million and $111 million as of March 31, 2020 and December 31, 2019, respectively, are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific order.

The following table provides information about the composition of net regulatory assets and liabilities as of March 31, 2020, and December 31, 2019, and the changes during the three months ended March 31, 2020:

Net Regulatory Assets (Liabilities) by Source	March 31, 2020	December 31, 2019	Change
	(In millions)
Regulatory transition costs	$(10)	$(8)	$(2)
Customer payables for future income taxes	(2,558)	(2,605)	47
Nuclear decommissioning and spent fuel disposal costs	(189)	(197)	8
Asset removal costs	(740)	(756)	16
Deferred transmission costs	298	298	—
Deferred generation costs	195	214	(19)
Deferred distribution costs	208	155	53
Contract valuations	43	51	(8)
Storm-related costs	537	551	(14)
Other	41	36	5
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(2,175)	$(2,261)	$86

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

Deferred distribution costs - Primarily relates to the Ohio Companies’ deferral of certain expenses resulting from distribution and reliability related expenditures, including interest (amortized through 2036), as well as the Ohio Companies’ deferrals related to the decoupling mechanism which are recorded as a regulatory asset or liability and recovered or refunded, respectively, in subsequent periods.

Contract valuations - Includes the changes in fair value of PN above-market NUG costs and the amortization of purchase accounting adjustments at PE which were recorded in connection with the AE merger representing the fair value of NUG purchased power contracts (amortized over the life of the contracts with various end dates from 2027 through 2036).

Storm-related costs - Relates to the recovery of storm costs, which vary by jurisdiction. Approximately $164 million and $193 million are currently being recovered through rates as of March 31, 2020 and December 31, 2019, respectively.

The following table provides information about the composition of net regulatory assets that do not earn a current return as of March 31, 2020 and December 31, 2019, of which approximately $202 million and $228 million, respectively, are currently being recovered through rates over varying periods depending on the nature of the deferral and the jurisdiction.

Regulatory Assets by Source Not Earning a Current Return	March 31, 2020	December 31, 2019	Change
	(In millions)
Regulatory transition costs	$9	$7	$2
Deferred transmission costs	26	27	(1)
Deferred generation costs	11	15	(4)
Storm-related costs	467	471	(4)
Other	25	25	—
Regulatory Assets Not Earning a Current Return	$538	$545	$(7)
CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments, and contributions to its pension plan.

The $2.5 billion equity issuance in 2018 strengthened FirstEnergy’s balance sheet, supported the company’s transition to a fully regulated utility company and positions FirstEnergy for sustained investment-grade credit metrics. The shares of preferred stock participated in the dividend paid on common stock on an as-converted basis and were non-voting except in certain limited circumstances. Because of this investment, FirstEnergy does not currently anticipate the need to issue additional equity through 2021 and expects to issue, subject to, among other things, market conditions, pricing terms and business operations, up to $600 million of equity annually in 2022 and 2023, including approximately $100 million in equity for its regular stock investment and employee benefit plans.

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

On March 31, 2018, the FES Debtors announced that, in order to facilitate an orderly financial restructuring, they filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court (which is referred to throughout as the FES Bankruptcy). In September 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement by and among FirstEnergy, two groups of key FES creditors (collectively, the FES Key Creditor Groups), the FES Debtors and the UCC. The FES Bankruptcy settlement agreement resolved certain claims by FirstEnergy against the FES Debtors, all claims by the FES Debtors and the FES Key Creditor Groups against FirstEnergy, as well as releases from third parties who voted in favor the FES Debtors' plan of reorganization, in return for among other things, a cash payment of $853 million upon emergence. The FES Bankruptcy settlement was conditioned on the FES Debtors confirming and effectuating a plan of reorganization acceptable to FirstEnergy.

On February 18, 2020, the FES Debtors and FirstEnergy entered into an IT Access Agreement that provided IT support to enable the Debtors to emerge from bankruptcy prior to full IT separation by the FES Debtors. As part of the IT Access Agreement, the FES Debtors and FirstEnergy resolved, among other things, the on-going reconciliation of outstanding tax sharing payments for tax years 2018, 2019 and 2020 for a total of $125 million. On February 25, 2020, the Bankruptcy Court approved the IT Access Agreement. On February 27, 2020, the FES Debtors effectuated their plan, emerged from bankruptcy and FirstEnergy tendered the settlement payments totaling $853 million and the $125 million tax sharing payment to the FES Debtors, with no material impact to net income in the first quarter of 2020.

The outbreak of COVID-19 has become a global pandemic. FirstEnergy is continuously evaluating the global outbreak and taking steps to mitigate known risks. The full impact on FirstEnergy’s business from the pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of FirstEnergy’s employees and customers is its first priority. FirstEnergy is continuously monitoring its supply chain and is working with essential vendors to understand the impact to its business and does not currently expect service disruptions or any material impact to our capital spending plan.

Currently, FirstEnergy is effectively managing operations during the pandemic in order to continue to provide critical and essential service to customers and believes it is well positioned to manage the resulting economic slowdown. FirstEnergy Distribution and Transmission revenues benefit from geographic and economic diversity across a five-state service territory, which also allows for flexibility with capital investments and measures to maintain sufficient liquidity over the next twelve months. As of April 20, 2020, the Company had $3.5 billion of available liquidity, and projects to remain at this level for the next twelve months. However, the situation remains fluid and future impacts to FirstEnergy, that are presently unknown or unanticipated, may occur. Furthermore, the likelihood of an impact to FirstEnergy, and the severity of any impact that does occur, could increase the longer the global pandemic persists. The extent to which COVID-19 may materially impact results, if at all, is highly uncertain and will depend on future developments, which cannot be predicted at this time.

As of March 31, 2020, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was due in large part to accounts payable of $898 million, short-term borrowings of $750 million, accrued taxes of $566 million, currently payable long-term debt of $381 million, and other current liabilities of $572 million, primarily attributable to customer deposits and dividends payable. Currently payable long-term debt as of March 31, 2020, consisted of the following:

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

FirstEnergy had $750 million and $1,000 million of short-term borrowings as March 31, 2020 and December 31, 2019, respectively. FirstEnergy’s available liquidity from external sources as of April 20, 2020, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2022	$2,500	$2,496
FET(2)	Revolving	December 2022	1,000	825
		Subtotal	$3,500	$3,321
	Cash and cash equivalents		—	212
		Total	$3,500	$3,533

(1)	FE and the Utilities. Available liquidity includes impact of $4 million of LOCs issued under various terms.

(2)	Includes FET and the Transmission Companies.

The following table summarizes the borrowing sub-limits for each borrower under the facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of March 31, 2020:

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

As of March 31, 2020, the borrowers were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the respective Facilities. The minimum interest charge coverage ratio no longer applies following FE's upgrade to an investment grade credit rating.

Term Loans

On October 19, 2018, FE entered into two separate syndicated term loan credit agreements, the first being a $1.25 billion 364-day facility with The Bank of Nova Scotia, as administrative agent, and the lenders identified therein, and the second being a $500 million two-year facility with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders identified therein, respectively, the proceeds of each were used to reduce short-term debt. The term loans contain covenants and other terms and conditions substantially similar to those of the FE revolving credit facility described above, including a consolidated debt-to-total-capitalization ratio. Effective September 11, 2019, the two credit agreements noted above were amended to change the amounts available under the existing facilities from $1.25 billion and $500 million to $1 billion and $750 million, respectively, and extend the maturity dates until September 9, 2020, and September 11, 2021, respectively. As of March 31, 2020, only $750 million of the 364-day term loan was outstanding.

FirstEnergy’s term loans and revolving credit facilities bear interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for FirstEnergy are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on our results of operations, cash flows, financial condition and liquidity.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first three months of 2020 was 1.80% per annum for the regulated companies’ money pool and 1.90% per annum for the unregulated companies’ money pool.

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of April 20, 2020:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook (1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB	Baa3	BBB	—	—	—	BBB-	Baa3	BBB	S	S	S
AGC	BBB-	Baa2	BBB	—	—	—	—	—	—	S	S	S
ATSI	BBB	A3	BBB+	—	—	—	BBB	A3	A-	S	S	S
CEI	BBB	Baa2	BBB+	A-	A3	A	BBB	Baa2	A-	S	S	S
FET	BBB	Baa2	BBB	—	—	—	BBB-	Baa2	BBB	S	S	S
JCP&L	BBB	Baa1	BBB+	—	—	—	BBB	Baa1	A-	S	RUR+	S
ME	BBB	A3	BBB+	—	—	—	BBB	A3	A-	S	S	S
MAIT	BBB	A3	BBB+	—	—	—	BBB	A3	A-	S	S	S
MP	BBB	Baa2	BBB	A-	A3	A-	BBB	Baa2	—	S	S	S
OE	BBB	A3	BBB+	A-	A1	A	BBB	A3	A-	S	P	S
PN	BBB	Baa1	BBB+	—	—	—	BBB	Baa1	A-	S	S	S
Penn	BBB	A3	BBB+	—	A1	A	—	—	—	S	P	S
PE	BBB	Baa2	BBB	—	—	A-	—	—	—	S	S	S
TE	BBB	Baa1	BBB+	A-	A2	A	—	—	—	S	S	S
TrAIL	BBB	A3	BBB+	—	—	—	BBB	A3	A-	S	S	S
WP	BBB	A3	BBB+	—	—	A	—	—	—	S	S	S
(1) S = Stable, P = Positive, and RUR+ = Rating Under Review for Upgrade

Debt capacity is subject to the consolidated debt-to-total-capitalization limits in the credit facilities previously discussed. As of March 31, 2020, FE and its subsidiaries could issue additional debt of approximately $6.5 billion, or incur a $3.5 billion reduction to equity, and remain within the limitations of the financial covenants required by the FE Facility.

Changes in Cash Position

As of March 31, 2020, FirstEnergy had $152 million of cash and cash equivalents and approximately $33 million of restricted cash compared to $627 million of cash and cash equivalents and approximately $52 million of restricted cash as of December 31, 2019, on the Consolidated Balance Sheets.

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

FirstEnergy’s Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. For the three months ended March 31, 2020 and 2019, cash flows from operating activities includes income (loss) from discontinued operations of $50 million and $(35) million, respectively.

Net cash used for operating activities was $560 million during the first three months of 2020, compared to $182 million in the same period of 2019. The increase in cash used for operating activities is primarily due to the $978 million cash settlement and tax sharing payments made to FES upon their emergence in February 2020, partially offset by the absence of a $500 million cash contribution to the qualified pension plan in 2019.

Cash Flows From Financing Activities

In the first three months of 2020, cash provided from financing activities was $725 million compared to $593 million in the same period of 2019. The following table summarizes new debt financing, redemptions, repayments, short-term borrowings and dividends:

	For the Three Months Ended March 31,
Securities Issued or Redeemed / Repaid	2020	2019
	(In millions)

New Issues - Unsecured notes	$2,000	$1,400

Redemptions / Repayments
Unsecured notes	$—	$(600)
Term loan	(750)	—
Senior secured notes	(28)	(28)
	$(778)	$(628)

Short-term borrowings, net	$(250)	$50

Preferred stock dividend payments	$—	$(3)

Common stock dividend payments	$(211)	$(201)

On February 20, 2020, FE issued $1.75 billion in senior unsecured notes in three separate series: (i) $300 million aggregate principal amount of 2.050% Notes, Series A, due 2025, (ii) $600 million aggregate principal amount of 2.650% Notes, Series B, due 2030 and (iii) $850 million aggregate principal amount of 3.400% Notes, Series C, due 2050. Proceeds from the issuance of the notes, together with cash on hand, were used: (i) to repay the entire $750 million term loan due September 2021, (ii) to make the $853 million in bankruptcy settlement payments and $125 million tax sharing agreement payment with the FES Debtors as discussed above, (iii) to repay $250 million of the $1 billion outstanding 364-day term loan due September 2020, and (iv) for working capital needs and general corporate purposes.

On March 31, 2020, MAIT issued $125 million of 3.60% senior unsecured notes due 2032 and $125 million of 3.70% senior notes due 2035. Proceeds from the issuance of the senior notes were used: (i) to refinance existing debt, (ii) for capital expenditures, and (iii) for other general corporate purposes.

On April 20, 2020, PN issued $125 million of 3.61% senior notes due 2032 and $125 million of 3.71% senior notes due 2035. Proceeds of the issuance of the senior notes were used: (i) to refinance indebtedness, including short-term borrowings incurred under the FirstEnergy regulated money pool to repay a portion of the $250 million aggregate principle amount of PN’s 5.20% Senior Notes due April 1, 2020, (ii) to fund capital expenditures, (iii) to fund general corporate purposes, or (iv) for any combination of the above.

Cash Flows From Investing Activities

Cash used for investing activities in the first three months of 2020 principally represented cash used for property additions. The following table summarizes investing activities for the first three months of 2020 and 2019:

	For the Three Months Ended March 31,		Increase
Cash Used for Investing Activities	2020	2019	(Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$338	$318	$20
Regulated Transmission	269	231	38
Corporate / Other	9	5	4
Investments	5	9	(4)
Asset removal costs	43	65	(22)
Other	(5)	2	(7)
	$659	$630	$29

Cash used for investing activities for the first three months of 2020 increased $29 million, compared to the same period of 2019, primarily due to higher property additions, partially offset by lower asset removal costs due to the timing of projects.

The increase in property additions was due to the following:

•	an increase of $20 million at Regulated Distribution due to investments in electric system improvements and modernization projects to increase reliability; and

•	an increase of $38 million at Regulated Transmission due to timing of capital investments associated with its Energizing the Future investment program.

GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of March 31, 2020, was approximately $1.7 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
AE Supply asset sales(1)	$570
Deferred compensation arrangements	477
Fuel related contracts and other	4
1,051
FE’s Guarantees on Other Assurances
Global holding facility	114
Deferred compensation arrangements	150
Surety Bonds	336
LOCs and other	16
616
Total Guarantees and Other Assurances	$1,667

(1)
As a condition to closing AE Supply’s sale of four natural gas generating plants in December 2017, FE provided the purchaser two limited three-year guarantees totaling $555 million of certain obligations of AE Supply and AGC. In addition, as a condition to closing AE Supply’s transfer of Pleasants Power Station and as contemplated under the FES Bankruptcy settlement agreement, FE has provided two guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility.

Collateral and Contingent-Related Features

In the normal course of business, FE and its subsidiaries routinely enter into physical or financially settled contracts for the sale and purchase of electric capacity, energy, fuel and emission allowances. Certain bilateral agreements and derivative instruments contain provisions that require FE or its subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FE’s or its subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. The incremental collateral requirement allows for the offsetting of assets and liabilities with the same counterparty, where the contractual right of offset exists under applicable master netting agreements.

Bilateral agreements and derivative instruments entered into by FE and its subsidiaries have margining provisions that require posting of collateral. As of March 31, 2020, no collateral has been posted by FE or its subsidiaries.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2020:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon further downgrade	$33	$—	$33
Surety Bonds (collateralized amount)(1)	63	257	320
Total Exposure from Contractual Obligations	$96	$257	$353

(1)	Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations (typical obligations require 30 days to cure).

Other Commitments and Contingencies

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding’s outstanding principal balance is $114 million as of March 31, 2020. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

The valuation of derivative contracts is based on observable market information. As of March 31, 2020, FirstEnergy has a net liability of $7 million in non-hedge derivative contracts that are primarily related to NUG contracts at certain of the Utilities. NUG contracts are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of March 31, 2020, the FirstEnergy pension plan assets were allocated approximately as follows: 25% in equity securities, 43% in fixed income securities, 10% in absolute return strategies, 9% in real estate, 4% in private equity, 4% in derivatives and 5% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. As a result of this contribution and pension investment performance returns to date, FirstEnergy expects no required contributions through 2021. As of March 31, 2020,

FirstEnergy’s OPEB plan assets were allocated approximately 47% in equity securities, 49% in fixed income securities and 4% in cash and short-term securities. See Note 5, “Pension and Other Post-Employment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans.

Through March 31, 2020, FirstEnergy’s pension and OPEB plan assets have lost approximately 4.4% and 9.2%, respectively, as compared to an annual expected return on plan assets of 7.5%. On February 27, 2020, FirstEnergy remeasured its plan assets, and from that date through March 31, 2020, FirstEnergy’s pension and OPEB plan assets have lost approximately 7.0% and 10.5%, respectively.

NDT funds have been established to satisfy JCP&L, ME and PN’s nuclear decommissioning obligations associated with TMI-2. As of March 31, 2020, approximately 14% of the funds were invested in fixed income securities and 86% were invested in short-term investments, with limitations related to concentration and investment grade ratings. The investments are carried at their market values of approximately $124 million and $767 million for fixed income securities and short-term investments, respectively, as of March 31, 2020, excluding $16 million of net receivables, payables and accrued income. A decline in the value of JCP&L, ME and PN’s NDTs or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During the three months ended March 31, 2020, JCP&L, ME and PN made no contributions to the NDTs.

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

Under the approved bankruptcy settlement agreement discussed above, upon emergence, FES and FENOC employees ceased earning years of service under the FirstEnergy pension and OPEB plans. The emergence on February 27, 2020, triggered a remeasurement of the affected pension and OPEB plans and as a result, FirstEnergy recognized a non-cash, pre-tax pension and OPEB mark-to-market adjustment of approximately $423 million in the first quarter of 2020. The pension and OPEB mark-to-market adjustment primarily reflects a 38 bps decrease in the discount rate used to measure benefit obligations from December 31, 2019, partially offset by a slightly higher than expected return on assets.

Based on discount rates of 2.96% for pension and 2.80% for OPEB as well as an estimated return on assets of 7.50% for pension and OPEB, FirstEnergy expects its 2020 pre-tax net periodic benefit cost to be approximately $246 million, including the $423 million pension and OPEB mark-to-market adjustment in the first quarter of 2020.

At this time, FirstEnergy is unable to determine or project the mark-to-market that may be recorded as of December 31, 2020.
CREDIT RISK

Credit risk is the risk that FirstEnergy would incur a loss as a result of nonperformance by counterparties of their contractual obligations. FirstEnergy maintains credit policies and procedures with respect to counterparty credit (including requirement that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstance in order to limit counterparty credit risk. In addition, in response to the recent COVID-19 pandemic, FirstEnergy has increased reviews of counterparties, customers and industries that have been negatively impacted, which could affect meeting contractual obligations with FirstEnergy. FirstEnergy has concentrations of suppliers and customers among electric utilities, financial institutions and energy marketing and trading companies. These concentrations may impact FirstEnergy’s overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions. In the event an energy supplier of the Ohio Companies, Pennsylvania Companies, JCP&L or PE defaults on its obligation, the affected company would be required to seek replacement power in the market. In general, subject to regulatory review or other processes, it is expected that appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities. FirstEnergy’s credit policies to manage credit risk include the use of an established credit approval process, daily credit mitigation provisions, such as margin, prepayment or collateral requirements, and surveys to determine negative impacts to essential vendors as a result of the COVID-19 pandemic. FirstEnergy and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties’ credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.
OUTLOOK

CARES ACT

On March 27, 2020, the President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions, including making remaining AMT credits immediately refundable; providing a 5-year carryback of NOLs generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before

2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. FirstEnergy has approximately $18 million of refundable AMT credits that will be fully refundable through the CARES Act, however, does not expect to generate additional income tax refunds from the NOL carryback provision and expects interest to be fully deductible starting in 2020. FirstEnergy does not currently expect the other provisions of the CARES Act to have a material effect on current income tax expense or the realizability of deferred income tax assets, however, new or additional changes to proposed regulations or guidelines by the IRS on Section 163(j), including their impact resulting from the CARES Act, could have a material impact.

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

Maryland’s Governor issued an order on March 16, 2020, forbidding utilities from terminating residential service or charging late fees for non-payment for the duration of the COVID-19 emergency. On April 9, 2020, the MDPSC issued an order allowing utilities to track and create a regulatory asset for future recovery of all prudently-incurred incremental costs arising from the COVID-19 emergency.

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

Also in December 2017, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On May 8, 2019, the NJBPU approved a Stipulation of Settlement submitted by JCP&L, Rate Counsel, NJBPU Staff and New Jersey Large Energy Users Coalition to implement JCP&L’s infrastructure plan, JCP&L Reliability Plus. The plan provides that JCP&L will invest up to approximately $97 million in capital investments beginning on June 1, 2019 through December 31, 2020, to enhance the reliability and resiliency of JCP&L’s distribution system and reduce the frequency and duration of power outages. JCP&L shall seek recovery of the capital investment through an accelerated cost recovery mechanism, provided for in the rules, that includes a revenue adjustment calculation and a process for two rate adjustments. The NJBPU approved adjusted rates that took effect on March 1, 2020.

On February 18, 2020, JCP&L submitted a filing with the NJBPU requesting a distribution base rate increase of $186.9 million on an annual basis, which represents an overall average increase in JCP&L rates of 7.8%. The filing seeks to recover certain costs associated with providing safe and reliable electric service to JCP&L customers, along with recovery of previously incurred storm costs. JCP&L proposed a rate effective date of March 19, 2020. On March 9, 2020, the Board issued an order suspending JCP&L’s proposed rates for four months. Based on the historical procedures of the NJBPU Board a second suspension order is expected with revised base rates becoming effective in late November 2020.

On April 6, 2020, JCP&L signed an asset purchase agreement with Yard’s Creek Energy, LLC, a subsidiary of LS Power to sell its 50% interest in the Yards Creek pumped-storage hydro generation facility in NJ (210 MWs). Subject to terms and conditions of the agreement, the base purchase price is $155 million. Completion of the transaction is subject to several closing conditions, including approval by the NJBPU and FERC. There can be no assurance that all regulatory approvals will be obtained and/or all closing conditions will be satisfied or that the transaction will be consummated. JCP&L currently anticipates closing of the transaction to occur in the first half of 2021. As of March 31, 2020, Yards Creek’s net book value is approximately $44 million, which is included in the regulated distribution segment. Treatment of the gain is subject to NJBPU approval.

OHIO

The Ohio Companies operate under base distribution rates approved by the PUCO effective in 2009. The Ohio Companies’ residential and commercial base distribution revenues are decoupled, through a mechanism that took effect on February 1, 2020, to the base distribution revenue and lost distribution revenue associated with energy efficiency and peak demand reduction programs recovered as of the twelve-month period ending on December 31, 2018. The Ohio Companies currently operate under ESP IV effective June 1, 2016, and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio. ESP IV further provided for the Ohio Companies to collect through Rider DMR $132.5 million annually for three years beginning in 2017, grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. On appeal, the SCOH, on June 19, 2019, reversed the PUCO’s determination that Rider DMR is lawful, and remanded the matter to the PUCO with instructions to remove Rider DMR from ESP IV. On August 20, 2019, the SCOH denied the Ohio Companies’ motion for reconsideration. The PUCO entered an Order directing the Ohio Companies to cease further collection through Rider DMR, credit back to customers a refund of Rider DMR funds collected since July 2, 2019, and remove Rider DMR from ESP IV. On July 15, 2019, OCC filed a Notice of Appeal with the SCOH, challenging the PUCO’s exclusion of Rider DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017 and claiming a $42 million refund is due to OE customers. The Ohio Companies are contesting this appeal but are unable to predict the outcome of this matter. The SCOH is scheduled to hear argument on this matter on May 12, 2020.

On July 23, 2019, Ohio enacted legislation establishing support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, the legislation included a provision implementing a decoupling mechanism for Ohio electric utilities and ending current energy efficiency program mandates on December 31, 2020, provided that statewide energy efficiency mandates are achieved as determined by the PUCO. On February 26, 2020, the PUCO ordered (i) that a wind-down of statutorily required energy efficiency programs shall commence on September 30, 2020, and the programs shall terminate on December 31, 2020, and (ii) that the Ohio Companies’ existing portfolio plans are extended through 2020 without changes.

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

On July 17, 2019, the PUCO approved, with no material modifications, a settlement agreement that provides for the implementation of the Ohio Companies’ first phase of grid modernization plans, including the investment of $516 million over three years to modernize the Ohio Companies’ electric distribution system, and for all tax savings associated with the Tax Act to flow back to customers. The settlement had broad support, including PUCO Staff, the OCC, representatives of industrial and commercial customers, a low-income advocate, environmental advocates, hospitals, competitive generation suppliers and other parties.

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. These rates were adjusted for the net impact of the Tax Act, effective March 15, 2018. The net impact of the Tax Act for the period January 1, 2018 through March 14, 2018 was separately tracked and its treatment will be addressed in a future rate proceeding. The Pennsylvania Companies operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which provide for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service. Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn.

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. The Pennsylvania Companies’ Phase III EE&C plans for the June 2016 through May 2021 period, which were approved in March 2016, with expected costs up to $390 million, are designed to achieve the targets established in the PPUC’s Phase III Final Implementation Order with full recovery through the reconcilable EE&C riders. On March 12, 2020, the PPUC entered a Tentative Implementation Order for a Phase IV EE&C Plan, operating from June 2021 through May 2026.

Pennsylvania EDCs may file with the PPUC for approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On August 30, 2019, the Pennsylvania Companies filed Petitions for approval of new LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On January 16, 2020, the PPUC approved the LTIIPs without modification. The Pennsylvania Companies’ approved DSIC riders for quarterly cost recovery went into effect July 1, 2016. On August 30, 2019, Penn filed a Petition seeking approval of a waiver of the statutory DSIC cap of 5% of distribution rate revenue and approval to increase the maximum allowable DSIC to 11.81% of distribution rate revenue for the five-year period of its proposed LTIIP. On March 12, 2020, an order was entered approving a settlement by all parties to that case which provides for a temporary increase in the recoverability cap from 5% to 7.5%, to expire on the earlier of the effective date of new base rates following Penn’s next base rate case or the expiration of its LTIIP II program.

Following the Pennsylvania Companies’ 2016 base rate proceedings, the PPUC ruled in a separate proceeding related to the DSIC mechanisms that the Pennsylvania Companies were not required to reflect federal and state income tax deductions related to DSIC-eligible property in DSIC rates, which decision was appealed by the Pennsylvania OCA to the Pennsylvania Commonwealth Court. The Commonwealth Court reversed the PPUC’s decision and remanded the matter to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. On April 7, 2020, the Pennsylvania Supreme Court issued an Order granting Petitions for Allowance of Appeal by both the PPUC and the Pennsylvania Companies of the Commonwealth Court’s Opinion and Order. A briefing schedule is pending. An adverse ruling by the Pennsylvania Supreme Court is not expected to result in a material impact to FirstEnergy.

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

RTO Realignment

On June 1, 2011, ATSI and the ATSI zone transferred from MISO to PJM. While many of the matters involved with the move have been resolved, FERC denied recovery under ATSI’s transmission rate for certain charges that collectively can be described as “exit fees” and certain other transmission cost allocation charges totaling approximately $78 million until such time as ATSI submits a cost/benefit analysis demonstrating net benefits to customers from the transfer to PJM. Subsequently, FERC rejected a proposed settlement agreement to resolve the exit fee and transmission cost allocation issues, stating that its action is without prejudice to ATSI submitting a cost/benefit analysis demonstrating that the benefits of the RTO realignment decisions exceed the costs. In a subsequent order, FERC affirmed its prior ruling that ATSI must submit the cost/benefit analysis. ATSI is evaluating the cost/benefit approach.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Alternatively, formula rate utilities can demonstrate to FERC that their formula rate template already achieves these outcomes. Utilities with transmission stated rates are required to address these new requirements as part of their next transmission rate case. FERC also issued on November 15, 2018, a policy statement providing accounting and ratemaking guidance for treatment of ADIT for all FERC-jurisdictional public utilities. The policy statement also addresses the accounting and ratemaking treatment of ADIT following the sale or retirement of an asset after December 31, 2017. FirstEnergy’s formula rate transmission utilities will make the required filings on or before the deadlines established in FERC’s order. FirstEnergy’s stated rate transmission utilities will address the requirements as part of their next transmission rate case. JCP&L is addressing the requirements in the course of its pending transmission rate case.

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

FERC’s ROE policy may also impact PATH’s regulatory proceedings regarding recovery of investments and costs associated with a proposed transmission line from West Virginia through Virginia and into Maryland that PJM canceled in 2012. Specifically, on January 24, 2020, FERC issued an order in the PATH transmission abandonment rate case that noted FERC’s recent actions on transmission utility ROE methodologies and directed parties to brief the applicability of the October 2018 methodology to the PATH ROE. Initial briefs are due May 1, 2020 and reply briefs are due June 1, 2020.

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. Initial comments are due July 1, 2020. FirstEnergy currently is participating through EEI and other industry groups.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to convert JCP&L’s existing stated transmission rate to a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020. On December 19, 2019, FERC issued its initial order in the case, allowing JCP&L to transition to a forward-looking formula rate as of January 1, 2020 as requested, subject to refund, pending further hearing and settlement proceedings. JCP&L and the parties to the FERC proceeding are engaged in settlement negotiations.

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

In February 2019, the EPA announced its final decision to retain without changes the NAAQS for SO2, specifically retaining the 2010 primary (health-based) 1-hour standard of 75 PPB. As of March 31, 2020, FirstEnergy has no power plants operating in areas designated as non-attainment by the EPA.

In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility’s NOx emissions significantly contribute to Delaware’s inability to attain the ozone NAAQS. The petition sought a short-term NOx emission rate limit of 0.125 lb./mmBTU over an averaging period of no more than 24 hours. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3, significantly contribute to Maryland’s inability to attain the ozone NAAQS. The petition sought NOx emission rate limits for the 36 EGUs by May 1, 2017. On September 14, 2018, the EPA denied both the States of Delaware and Maryland’s petitions under CAA Section 126. In October 2018, Delaware and Maryland appealed the denials of their petitions to the D.C. Circuit. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126. On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

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

On September 29, 2016, FirstEnergy received a request from the EPA for information pursuant to CWA Section 308(a) for information concerning boron exceedances of effluent limitations established in the NPDES Permit for the former Mitchell Power Station’s Mingo landfill, owned by WP. On November 1, 2016, WP provided an initial response that contained information related to a similar boron issue at the former Springdale Power Station’s landfill. The EPA requested additional information regarding the Springdale landfill and on November 15, 2016, WP provided a response and intends to fully comply with the Section 308(a) information request. On March 3, 2017, WP proposed to the PA DEP a re-route of its wastewater discharge to eliminate potential boron exceedances at the Springdale landfill. On January 29, 2018, WP submitted an NPDES permit renewal application to PA DEP proposing to re-route its wastewater discharge to eliminate potential boron exceedances at the Mingo landfill. On February 20, 2018, the DOJ issued a letter and tolling agreement on behalf of EPA alleging violations of the CWA at the Mingo landfill while seeking to enter settlement negotiations in lieu of filing a complaint. The EPA has proposed a penalty of $900,000 to settle alleged past boron exceedances at the Mingo and Springdale landfills. Negotiations are continuing and WP is unable to predict the outcome of this matter.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. On December 2, 2019, the EPA published a proposed rule accelerating the date that certain CCR impoundments must cease accepting waste and initiate closure to August 31, 2020. The proposed rule, which includes a 60-day comment period, provides exceptions, which could allow extensions to closure dates.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of March 31, 2020, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $109 million have been accrued through March 31, 2020. Included in the total are accrued liabilities of approximately $70 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of March 31, 2020, JCP&L, ME and PN had in total approximately $875 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the transfer of: (i) the ownership and operating NRC licenses for TMI-2; (ii) the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) related liabilities of approximately $900 million as of December 31, 2019. There can be no assurance that the transfer will receive the required regulatory approvals and, even if approved, whether the conditions to the closing of the transfer will be satisfied. On November 12, 2019, JCP&L filed a Petition with the NJBPU seeking approval of the transfer and sale of JCP&L’s entire 25% interest in TMI-2 to TMI-2 Solutions, LLC. Also on November 12, 2019, JCP&L, ME, PN, GPUN and TMI-2 Solutions, LLC filed an application with the NRC seeking approval to transfer the NRC license for TMI-2 to TMI-2 Solutions, LLC. Both proceedings are ongoing. Assets and liabilities held for sale on the FirstEnergy Consolidated Balance Sheet associated with the transaction consist of asset retirement obligations of $700 million, NDTs of $875 million as well as property, plant and equipment with a net book value of zero, which are included in the regulated distribution segment.

FES Bankruptcy

On March 31, 2018, FES, including its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, and FENOC filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court and emerged on February 27, 2020. See Note 3, “Discontinued Operations,” for additional discussion.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy’s normal business operations pending against FE or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FE or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 9, “Regulatory Matters.”

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
NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (Issued June 2016 and subsequently updated): ASU 2016-13 removes all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. Prior to adoption, FirstEnergy analyzed its financial instruments within the scope of this guidance, primarily trade receivables and AFS debt securities. The adoption of this standard upon January 1, 2020 did not have a material impact to FirstEnergy’s financial statements and required additional disclosures in these Notes to the Consolidated Financial Statements.

ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (Issued August 2018): ASU 2018-15 allows implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customers in a software licensing arrangement. FirstEnergy adopted this standard as of January 1, 2020, with no material impact to its financial statements.

ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020): ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. FirstEnergy’s term loan maturing September 2020 with $750 million currently outstanding and $3.5 billion Revolving Credit Facility bear interest at fluctuating interest rates based on LIBOR. These agreements contain provisions (requiring an amendment) in the event that LIBOR can no longer be used. As of March 31, 2020, FirstEnergy has not utilized any of the expedients discussed within this ASU, however, it continues to assess other areas to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2022.

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

ASU 2019-12, "Simplifying the Accounting for Income Taxes" (Issued in December 2019): ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 9, “Regulatory Matters,” and Note 10, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect the Registrants' business, financial condition or future results. The information set forth in this report, including without limitation, the risk factor presented below, updates and should be read in conjunction with, the risk factors and information disclosed in the Registrant’s Annual Report on Form 10-K. In addition, because we cannot predict the impact that COVID-19 will ultimately have, the actual impact may also exacerbate other risks discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. The situation remains fluid and while we have not incurred significant disruptions thus far from the COVID-19 global pandemic, the likelihood of an adverse impact could increase the longer the global pandemic persists.

The COVID-19 Global Pandemic Has Impacted Us and Could Have an Adverse Effect on Our Business, Results of Operations, Cash Flows and Financial Condition

The outbreak of COVID-19 has become a global pandemic and has impacted FirstEnergy. For instance, FirstEnergy’s Utilities discontinued power shutoffs as of March 13, 2020, across its five-state service territory and ceased billing for certain late payment charges. Furthermore, in response to the pandemic and related mitigation measures, FirstEnergy has implemented its pandemic plan as well as other precautionary measures on behalf of its customers and employees, including supporting remote work opportunities for most of its employees. While FirstEnergy believes that all these measures have been necessary or appropriate, they have resulted in additional costs and may adversely impact its business and results of operation in the future or expose it to additional unknown risks.

Although it is not possible to predict the ultimate impact of COVID-19, including on FirstEnergy’s business, results of operations, cash flows or financial positions, such impacts that may be material include, but are not limited to: (i) lower commercial and industrial customer demand for electricity, (ii) impacts of rapidly-changing governmental and public health directives to contain and combat the pandemic, (iii) increased credit risk, including increased failure by customers to make their utility payments, (iv) reduced availability and productivity of its employees, (v) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (vi) delays and disruptions in the availability of and timely delivery of materials and components used in its operations, as well as increased costs for such materials and components, (vii) continued volatility in market prices for our securities, and (viii) hampering our ability to access funds from financial institutions and the capital markets. To the extent the duration of any of these conditions extends for a longer period of time, the adverse impact will generally be more severe.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None.
ITEM 6.        EXHIBITS

Exhibit Number		Description

(A) (B)	10.1	Form of 2020-2022 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement.
(A) (B)	10.2	Form of 2020-2022 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement.
(A) (B)	10.3	Form of 2020 Restricted Stock Award Agreement.
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a).
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a).
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.
	101
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.

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
April 23, 2020

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer