Form 10-Q
period 2020-06-30
FIRSTENERGY CORP
filed 2020-08-17
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
        ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF JUNE 30, 2020
Common Stock, $0.10 par value	542,110,386
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

1

Forward-Looking Statements: This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on information currently available to management. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management’s intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “intend,” “believe,” “project,” “estimate,” “plan” and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

•The extent and duration of COVID-19 and the impacts to our business, operations and financial condition resulting from the outbreak of COVID-19 including, but not limited to, disruption of businesses in our territories, volatile capital and credit markets, legislative and regulatory actions, the effectiveness of our pandemic and business continuity plans, the precautionary measures we are taking on behalf of our customers and employees, our customers’ ability to make their utility payment and the potential for supply-chain disruptions.
•The risks and uncertainties associated with government investigations regarding Ohio House Bill 6 and related matters.
•The risks and uncertainties associated with litigation, arbitration, mediation and like proceedings.
•Mitigating exposure for remedial activities associated with retired and formerly owned electric generation assets, including, but not limited to, risks associated with the decommissioning of TMI-2.
•The ability to accomplish or realize anticipated benefits from strategic and financial goals, including, but not limited to, executing our transmission and distribution investment plans, controlling costs, improving our credit metrics, strengthening our balance sheet and growing earnings.
•Legislative and regulatory developments, including, but not limited to, matters related to rates, compliance and enforcement activity.
•Economic and weather conditions affecting future operating results, such as significant weather events and other natural disasters, and associated regulatory events or actions.
•Changes in assumptions regarding economic conditions within our territories, the reliability of our transmission and distribution system, or the availability of capital or other resources supporting identified transmission and distribution investment opportunities.
•Changes in customers’ demand for power, including, but not limited to, the impact of climate change or energy efficiency and peak demand reduction mandates.
•Changes in national and regional economic conditions affecting us and/or our major industrial and commercial customers or others with which we do business.
•The risks associated with cyber-attacks and other disruptions to our information technology system, which may compromise our operations, and data security breaches of sensitive data, intellectual property and proprietary or personally identifiable information.
•The ability to comply with applicable reliability standards and energy efficiency and peak demand reduction mandates.
•Changes to environmental laws and regulations, including, but not limited to, those related to climate change.
•Changing market conditions affecting the measurement of certain liabilities and the value of assets held in our pension trusts and other trust funds, or causing us to make contributions sooner, or in amounts that are larger, than currently anticipated.
•Labor disruptions by our unionized workforce.
•Changes to significant accounting policies.
•Any changes in tax laws or regulations, or adverse tax audit results or rulings.
•The ability to access the public securities and other capital and credit markets in accordance with our financial plans, the cost of such capital and overall condition of the capital and credit markets affecting us, including the increasing number of financial institutions evaluating the impact of climate change on their investment decisions.
•Actions that may be taken by credit rating agencies that could negatively affect either our access to or terms of financing or our financial condition and liquidity.
•The risks and other factors discussed from time to time in our SEC filings.

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
2

cause results to differ materially from those contained in any forward-looking statements. FirstEnergy expressly disclaims any obligation to update or revise, except as required by law, any forward-looking statements contained herein or in the information incorporated by reference as a result of new information, future events or otherwise.
3

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FE	FirstEnergy Corp., a public utility holding company
FENOC	Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates NG’s nuclear generating facilities
FES	Energy Harbor LLC. (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, which provides energy-related products and services
FES Debtors	FES, FENOC, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage LLC, and FGMUC
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, the parent company of ATSI, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	Energy Harbor Generation LLC (formerly known as FirstEnergy Generation, LLC), a subsidiary of EH, which owns and operates fossil generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a subsidiary of FG
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPUN	GPU Nuclear, Inc., a subsidiary of FE, which operates TMI-2
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	Energy Harbor Nuclear Generation LLC (formerly known as FirstEnergy Nuclear Generation, LLC), a subsidiary of EH, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ACE	Affordable Clean Energy	Facebook®	Facebook is a registered trademark of Facebook, Inc.
ADIT	Accumulated Deferred Income Taxes	FASB	Financial Accounting Standards Board
AEP	American Electric Power Company, Inc.	FERC	Federal Energy Regulatory Commission
AFS	Available-for-sale	FES Bankruptcy	FES Debtors’ voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court
AFUDC	Allowance for Funds Used During Construction	Fitch	Fitch Ratings Service
AMT	Alternative Minimum Tax	FPA	Federal Power Act
AOCI	Accumulated Other Comprehensive Income	FTR	Financial Transmission Right
ARO	Asset Retirement Obligation	GAAP	Accounting Principles Generally Accepted in the United States of America
ARP	Alternative Revenue Program	GHG	Greenhouse Gases
ASC	Accounting Standard Codification	IIP	Infrastructure Investment Program
ASU	Accounting Standards Update	kW	Kilowatt
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	LIBOR	London Inter-Bank Offered Rate
BGS	Basic Generation Service	LOC	Letter of Credit
CAA	Clean Air Act	LTIIPs	Long-Term Infrastructure Improvement Plans
CARES Act	Coronavirus Aid, Relief and Economic Security Act of 2020	MDPSC	Maryland Public Service Commission
CCR	Coal Combustion Residuals	MGP	Manufactured Gas Plants
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	MISO	Midcontinent Independent System Operator, Inc.
CFR	Code of Federal Regulations	mmBTU	One Million British Thermal Units
CO2	Carbon Dioxide	Moody’s	Moody’s Investors Service, Inc.
COVID-19	Coronavirus disease 2019	MW	Megawatt
CPP	EPA’s Clean Power Plan	MWH	Megawatt-hour
CSAPR	Cross-State Air Pollution Rule	NAAQS	National Ambient Air Quality Standards
CTA	Consolidated Tax Adjustment	NDT	Nuclear Decommissioning Trust
CWA	Clean Water Act	NERC	North American Electric Reliability Corporation
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit	NJBPU	New Jersey Board of Public Utilities
DCR	Delivery Capital Recovery	NOI	Notice of Inquiry
DMR	Distribution Modernization Rider	NOL	Net Operating Loss
DSIC	Distribution System Improvement Charge	NOx	Nitrogen Oxide
DSP	Default Service Plan	NPDES	National Pollutant Discharge Elimination System
E&P	Earnings and Profits	NRC	Nuclear Regulatory Commission
EDC	Electric Distribution Company	NUG	Non-Utility Generation
EDIS	Electric Distribution Investment Surcharge	NYPSC	New York State Public Service Commission
EE&C	Energy Efficiency and Conservation	OCA	Office of Consumer Advocate
EGS	Electric Generation Supplier	OCC	Ohio Consumers’ Counsel
EGU	Electric Generation Units	OPEB	Other Post-Employment Benefits
EH	Energy Harbor Corp.	OPIC	Other Paid-in Capital
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act	OVEC	Ohio Valley Electric Corporation
ENEC	Expanded Net Energy Cost	PA DEP	Pennsylvania Department of Environmental Protection
EPA	United States Environmental Protection Agency	PJM	PJM Interconnection, LLC
EPS	Earnings per Share	PJM Tariff	PJM Open Access Transmission Tariff
ERO	Electric Reliability Organization	POLR	Provider of Last Resort
ESP IV	Electric Security Plan IV	POR	Purchase of Receivables

PPA	Purchase Power Agreement	SEC	United States Securities and Exchange Commission
PPB	Parts per Billion	SEET	Significantly Excessive Earnings Test
PPUC	Pennsylvania Public Utility Commission	SIP	State Implementation Plan(s) Under the Clean Air Act
PUCO	Public Utilities Commission of Ohio	SNCR	Selective Non-Catalytic Reduction
PURPA	Public Utility Regulatory Policies Act of 1978	SO2	Sulfur Dioxide
RCRA	Resource Conservation and Recovery Act	SOS	Standard Offer Service
Regulation FD	Regulation Fair Disclosure promulgated by the SEC	SREC	Solar Renewable Energy Credit
RFC	ReliabilityFirst Corporation	SSO	Standard Service Offer
RFP	Request for Proposal	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
RGGI	Regional Greenhouse Gas Initiative	TMI-2	Three Mile Island Unit 2
ROE	Return on Equity	Twitter®	Twitter is a registered trademark of Twitter, Inc.
RTO	Regional Transmission Organization	UCC	Official committee of unsecured creditors appointed in connection with the FES Bankruptcy
S&P	Standard & Poor’s Ratings Service	VIE	Variable Interest Entity
SBC	Societal Benefits Charge	VMS	Vegetation Management Surcharge
SCOH	Supreme Court of Ohio	VSCC	Virginia State Corporation Commission
SCR	Selective Catalytic Reduction	WVPSC	Public Service Commission of West Virginia
S.D. Ohio	Southern District of Ohio	ZEC	Zero Emissions Certificate

PART I. FINANCIAL INFORMATION

ITEM I.   Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019

REVENUES:
Distribution services and retail generation	$2,030	$1,931	$4,154	$4,240
Transmission	380	367	777	719
Other	112	218	300	440
Total revenues(1)	2,522	2,516	5,231	5,399

OPERATING EXPENSES:
Fuel	77	129	175	260
Purchased power	613	611	1,307	1,392
Other operating expenses	730	606	1,479	1,385
Provision for depreciation	321	309	638	606
Amortization of regulatory assets, net	13	37	65	42
General taxes	253	239	520	500
Total operating expenses	2,007	1,931	4,184	4,185

OPERATING INCOME	515	585	1,047	1,214

OTHER INCOME (EXPENSE):
Miscellaneous income, net	103	80	203	134
Pension and OPEB mark-to-market adjustment (Note 5)	—	—	(423)	—
Interest expense	(263)	(259)	(526)	(512)
Capitalized financing costs	18	16	36	34
Total other expense	(142)	(163)	(710)	(344)

INCOME BEFORE INCOME TAXES	373	422	337	870

INCOME TAXES	66	81	6	174

INCOME FROM CONTINUING OPERATIONS	307	341	331	696

Discontinued operations (Note 3)(2)	2	(29)	52	(64)

NET INCOME	$309	$312	$383	$632

INCOME ALLOCATED TO PREFERRED STOCKHOLDERS (Note 4)	—	4	—	9

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$309	$308	$383	$623

EARNINGS PER SHARE OF COMMON STOCK (Note 4):
Basic - Continuing Operations	$0.57	$0.63	$0.61	$1.29
Basic - Discontinued Operations	—	(0.05)	0.10	(0.12)
Basic - Net Income Attributable to Common Stockholders	$0.57	$0.58	$0.71	$1.17

Diluted - Continuing Operations	$0.57	$0.63	$0.61	$1.29
Diluted - Discontinued Operations	—	(0.05)	0.10	(0.12)
Diluted - Net Income Attributable to Common Stockholders	$0.57	$0.58	$0.71	$1.17

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	542	532	541	531
Diluted	543	533	543	533

(1) Includes excise and gross receipts tax collections of $84 million and $81 million during the three months ended June 30, 2020 and 2019, respectively, and $176 million and $183 million during the six months ended June 30, 2020 and 2019, respectively.

(2) Net of income tax expense of $1 million and $39 million for the three months ended June 30, 2020 and 2019, respectively, and $(35) million and $44 million for the six months ended June 30, 2020 and 2019, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019

NET INCOME	$309	$312	$383	$632

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(4)	(7)	(27)	(14)
Amortized losses on derivative hedges	1	—	1	1
Other comprehensive loss	(3)	(7)	(26)	(13)
Income tax benefits on other comprehensive loss	(1)	(2)	(6)	(3)
Other comprehensive loss, net of tax	(2)	(5)	(20)	(10)

COMPREHENSIVE INCOME	$307	$307	$363	$622
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116	$627
Restricted cash	49	52
Receivables-
Customers	1,107	1,137
Less — Allowance for uncollectible customer receivables	87	46
	1,020	1,091
Affiliated companies, net of allowance for uncollectible accounts of $1,063 in 2019	—	—
Other, net of allowance for uncollectible accounts of $26 in 2020 and $21 in 2019	212	203
Materials and supplies, at average cost	303	281
Prepaid taxes and other	286	157
Current assets - discontinued operations	—	33
	1,986	2,444
PROPERTY, PLANT AND EQUIPMENT:
In service	42,794	41,767
Less — Accumulated provision for depreciation	11,818	11,427
	30,976	30,340
Construction work in progress	1,432	1,310
	32,408	31,650

PROPERTY, PLANT AND EQUIPMENT, NET - HELD FOR SALE (NOTE 9)	44	—

INVESTMENTS:
Nuclear fuel disposal trust	278	270
Other	297	299
Investments - held for sale (Note 10)	882	882
	1,457	1,451
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,618	5,618
Regulatory assets	78	99
Other	812	1,039
	6,508	6,756
	$42,403	$42,301
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$81	$380
Short-term borrowings	115	1,000
Accounts payable	882	918
Accounts payable - affiliated companies	—	87
Accrued interest	269	249
Accrued taxes	563	545
Accrued compensation and benefits	267	258
Other	367	1,425
	2,544	4,862
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 542,110,386 and 540,652,222 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	54	54
Other paid-in capital	10,673	10,868
Accumulated other comprehensive income	—	20
Accumulated deficit	(3,584)	(3,967)
Total stockholders’ equity	7,143	6,975
Long-term debt and other long-term obligations	21,980	19,618
	29,123	26,593
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,876	2,849
Retirement benefits	3,401	3,065
Regulatory liabilities	2,228	2,360
Asset retirement obligations	170	165
Adverse power contract liability	31	49
Other	1,321	1,667
Noncurrent liabilities - held for sale (Note 10)	709	691
	10,736	10,846
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 10)
	$42,403	$42,301

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2020
	Series A Convertible Preferred Stock		Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2020	—	$—	541	$54	$10,868	$20	$(3,967)	$6,975
Net income							74	74
Other comprehensive loss, net of tax						(18)		(18)
Stock Investment Plan and share-based benefit plans			1		(6)			(6)
Cash dividends declared on common stock ($0.39/common share in March)					(211)			(211)
Balance, March 31, 2020	—	$—	542	$54	$10,651	$2	$(3,893)	$6,814
Net income							309	309
Other comprehensive loss, net of tax						(2)		(2)
Stock Investment Plan and share-based benefit plans					22			22
Balance, June 30, 2020	—	$—	542	$54	$10,673	$—	$(3,584)	$7,143

	Six Months Ended June 30, 2019
	Series A Convertible Preferred Stock		Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2019	0.7	$71	512	$51	$11,530	$41	$(4,879)	$6,814
Net income							320	320
Other comprehensive loss, net of tax						(5)		(5)
Stock Investment Plan and share-based benefit plans			1		8			8
Cash dividends declared on common stock ($0.38/common share in March)					(202)			(202)
Cash dividends declared on preferred stock ($0.38/as-converted share in March)					(3)			(3)
Conversion of Series A Convertible Preferred Stock	(0.5)	(50)	18	2	48			—
Balance, March 31, 2019	0.2	$21	531	$53	$11,381	$36	$(4,559)	$6,932
Net income							312	312
Other comprehensive loss, net of tax						(5)		(5)
Stock Investment Plan and share-based benefit plans			1		30			30
Balance, June 30, 2019 (1)	0.2	$21	532	$53	$11,411	$31	$(4,247)	$7,269
(1) As of June 30, 2019, there were 209,822 outstanding shares of Series A Convertible Preferred Stock.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$383	$632
Adjustments to reconcile net income to net cash from operating activities-
Loss (gain) on disposal, net of tax (Note 3)	(52)	39
Depreciation and amortization, including regulatory assets, net, and deferred debt-related costs	602	702
Deferred income taxes and investment tax credits, net	3	162
Retirement benefits, net of payments	(144)	(53)
Pension trust contributions	—	(500)
Pension and OPEB mark-to-market adjustment	423	—
Settlement agreement and tax sharing payments to the FES Debtors	(978)	—
Changes in current assets and liabilities-
Receivables	75	217
Materials and supplies	(18)	(29)
Prepaid taxes and other	(125)	(109)
Accounts payable	(83)	(183)
Accrued taxes	83	(117)
Accrued interest	20	8
Accrued compensation and benefits	(28)	(126)
Other current liabilities	(6)	(24)
Other	(5)	6
Net cash provided from operating activities	150	625

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	3,175	1,950
Redemptions and repayments-
Long-term debt	(1,082)	(757)
Short-term borrowings, net	(885)	—
Preferred stock dividend payments	—	(6)
Common stock dividend payments	(422)	(403)
Other	(44)	(28)
Net cash provided from financing activities	742	756

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,292)	(1,228)
Sales of investment securities held in trusts	39	302
Purchases of investment securities held in trusts	(53)	(322)
Asset removal costs	(102)	(103)
Other	2	15
Net cash used for investing activities	(1,406)	(1,336)

Net change in cash, cash equivalents, and restricted cash	(514)	45
Cash, cash equivalents, and restricted cash at beginning of period	679	429
Cash, cash equivalents, and restricted cash at end of period	$165	$474
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

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s ten utility operating companies comprise one of the nation’s largest investor-owned electric systems, based on serving over six million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include approximately 24,500 miles of lines and two regional transmission operation centers. AGC, JCP&L and MP control 3,790 MWs of total capacity, 210 MWs of which is related to the Yards Creek generating plant that is being sold pursuant to an asset purchase agreement as further discussed below.
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

Capitalized Financing Costs

For each of the three months ended June 30, 2020 and 2019, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $12 million and $9 million, respectively, of allowance for equity funds used during construction and $6 million and $7 million, respectively, of capitalized interest. For each of the six months ended June 30, 2020 and 2019, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $23 million and $22 million, respectively, of allowance for equity funds used during construction and $13 million and $12 million, respectively, of capitalized interest.

COVID-19

The outbreak of COVID-19 is a global pandemic. FirstEnergy is continuously evaluating the global pandemic and taking steps to mitigate known risks. FirstEnergy has incurred, and it is expected to incur for the foreseeable future, incremental uncollectible and other COVID-19 pandemic related expenses. COVID-19 related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements resulting from the COVID-19 pandemic. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The full impact on FirstEnergy’s business from the COVID-19 pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees, contractors and customers is its first priority. FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the impact of COVID-19 to its business and does not currently expect service disruptions or any material impact on its capital spending plan.

Currently, FirstEnergy is effectively managing operations during the pandemic in order to continue to provide critical service to customers and believes it is well positioned to manage through the economic slowdown. FirstEnergy Distribution and Transmission revenues benefit from geographic and economic diversity across a five-state service territory, which also allows for flexibility with capital investments and measures to maintain sufficient liquidity over the next twelve months. However, the situation remains fluid and future impacts to FirstEnergy that are presently unknown or unanticipated may occur. Furthermore, the likelihood of an impact to FirstEnergy, and the severity of any impact that does occur, could increase the longer the global pandemic persists.

Customer Receivables

Receivables from customers include distribution services and retail generation sales to residential, commercial and industrial customers of the Utilities. The allowance for uncollectible customer receivables is based on historical loss information comprised of a rolling 36-month average net write-off percentage of revenues, in conjunction with a qualitative assessment of elements that impact the collectability of receivables to determine if allowances for uncollectible accounts should be further adjusted in accordance with the accounting guidance for credit losses. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, payment options and programs available to customers, and the methods that the Utilities are able to utilize to ensure payment.

During the second quarter of 2020, FirstEnergy reviewed its allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment, which included consideration of the outbreak of COVID-19 and the impact on customer receivable balances outstanding and the ability of customers to continue payment since the pandemic began. FirstEnergy has suspended customer disconnections for nonpayment and ceased certain other collection activities as a result of the ongoing pandemic. FirstEnergy anticipates that it will not disconnect customers for non-payment prior to September 15, 2020. The impact of COVID-19 on customers’ ability to pay for service, along with the actions, FirstEnergy has taken in response to the pandemic, is expected to result in an increase in customer receivable write-offs as compared to historically incurred losses. In order to estimate the additional losses and impacts expected, FirstEnergy analyzed the likelihood of loss based on increases in customer accounts in arrears since the pandemic began in mid-March 2020 as well was what collection methods are suspended and that have historically been utilized to ensure payment. Based on this assessment, and consideration of other qualitative factors described above, FirstEnergy recognized incremental uncollectible expense of $43 million in the second quarter of 2020, of which approximately $27 million is not currently being collected through rates and as a result was deferred for future recovery under regulatory mechanisms described below.

The Ohio Companies and JCP&L had existing regulatory mechanisms in place prior to the outbreak of COVID-19, where incremental uncollectible expenses are able to be recovered through riders with no material impact to earnings. Additionally, in response to the COVID-19 pandemic, the MDPSC, NJBPU and WVPSC issued orders allowing PE, JCP&L and MP to track and create a regulatory asset for future recovery incremental costs, including uncollectible expenses and waived late payment charges, incurred as a result of the pandemic. In Pennsylvania, the PPUC authorized the Pennsylvania Companies to track all prudently incurred incremental costs arising from COVID-19, and to create a regulatory asset for future recovery of incremental uncollectible expenses incurred as a result of COVID-19 above what is included in the Pennsylvania Companies existing rates.

Receivables from customers also include PJM receivables resulting from transmission and wholesale sales. FirstEnergy’s credit risk on PJM receivables is reduced due to the nature of PJM’s settlement process whereby members of PJM legally agree to share the cost of defaults and as a result there is no allowance for doubtful accounts.

Activity in the allowance for uncollectible accounts on customer receivables for the six months ended June 30, 2020 and for the year ended December 31, 2019 are as follows:

(In millions)

Balance, January 1, 2019	$50
Charged to income (1)	81
Charged to other accounts (2)	47
Write-offs	(132)
Balance, December 31, 2019	$46
Charged to income (3)	79
Charged to other accounts (2)	24
Write-offs	(62)
Balance, June 30, 2020	$87
(1) $25 million of which was deferred for future recovery in the twelve months ended December 31, 2019.
(2) Represents recoveries and reinstatements of accounts written off for uncollectible accounts.
(3) $35 million of which was deferred for future recovery in the first six months of 2020.

Restricted Cash

Restricted cash primarily relates to cash collected from JCP&L, MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective funding companies.
New Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (Issued June 2016 and subsequently updated): ASU 2016-13 removes all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. Prior to adoption, FirstEnergy analyzed its financial instruments within the scope of this guidance, primarily trade receivables and AFS debt securities. The adoption of this standard upon January 1, 2020 did not have a material impact to FirstEnergy’s financial statements and required additional disclosures in these Notes to the Consolidated Financial Statements. Please see above for additional information on FirstEnergy’s allowance for uncollectible customer receivables.

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

ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020): ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. FirstEnergy’s $3.5 billion Revolving Credit Facility bears interest at fluctuating interest rates based on LIBOR and contains provisions (requiring an amendment) in the event that LIBOR can no longer be used. As of June 30, 2020, FirstEnergy has not utilized any of the expedients discussed within this ASU.

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

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended June 30, 2020 and 2019, by type of service from each reportable segment:

	For the Three Months Ended June 30, 2020
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services (2)	$1,241	$—	$(22)	$1,219
Retail generation	826	—	(15)	811
Wholesale sales	50	—	2	52
Transmission (2)	—	380	—	380
Other	31	—	—	31
Total revenues from contracts with customers	$2,148	$380	$(35)	$2,493
ARP (3)	15	—	—	15
Other non-customer revenue	25	4	(15)	14
Total revenues	$2,188	$384	$(50)	$2,522
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $22 million reductions to revenue related to amounts subject to refund resulting from the Tax Act, primarily at Regulated Distribution.
(3) ARP revenue for the three months ended June 30, 2020, is primarily related to the reconciliation of Ohio decoupling rates that became effective on February 1, 2020.

	For the Three Months Ended June 30, 2019
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$1,160	$—	$(21)	$1,139
Retail generation	806	—	(14)	792
Wholesale sales	110	—	3	113
Transmission (2)	—	367	—	367
Other	37	—	—	37
Total revenues from contracts with customers	$2,113	$367	$(32)	$2,448
ARP (3)	55	—	—	55
Other non-customer revenue	24	5	(16)	13
Total revenues	$2,192	$372	$(48)	$2,516
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $2 million in reductions to revenue at Regulated Transmission related to amounts subject to refund resulting from the Tax Act.
(3) ARP revenue for the three months ended June 30, 2019, includes DMR revenue, and lost distribution and shared savings revenue in Ohio.

Other non-customer revenue also includes revenue from late payment charges of $6 million and $9 million for the three months ended June 30, 2020 and 2019, respectively. Starting in mid-March 2020, certain late payment charges began to be waived in response to the COVID-19 pandemic, and as a result, FirstEnergy stopped recognizing these revenues. See Note 1, “Organization and Basis of Presentation,” for further discussion on the COVID-19 pandemic. Other non-customer revenue also includes revenue from derivatives of $6 million and $3 million for the three months ended June 30, 2020 and 2019, respectively.

The following tables represent a disaggregation of revenue from contracts with customers for the six months ended June 30, 2020 and 2019, by type of service from each reportable segment:

	For the Six Months Ended June 30, 2020
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services (2)	$2,497	$—	$(43)	$2,454
Retail generation	1,730	—	(30)	1,700
Wholesale sales	121	—	3	124
Transmission (2)	—	777	—	777
Other	67	—	—	67
Total revenues from contracts with customers	$4,415	$777	$(70)	$5,122
ARP (3)	83	—	—	83
Other non-customer revenue	48	8	(30)	26
Total revenues	$4,546	$785	$(100)	$5,231

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $45 million in net reductions to revenue related to amounts subject to refund resulting from the Tax Act, primarily at Regulated Distribution.
(3) ARP revenue for the six months ended June 30, 2020, is primarily related to the reconciliation of Ohio decoupling rates that became effective on February 1, 2020.

	For the Six Months Ended June 30, 2019
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services (2)	$2,446	$—	$(42)	$2,404
Retail generation	1,864	—	(28)	1,836
Wholesale sales	216	—	7	223
Transmission (2)	—	719	—	719
Other	71	—	1	72
Total revenues from contracts with customers	$4,597	$719	$(62)	$5,254
ARP (3)	117	—	—	117
Other non-customer revenue	51	9	(32)	28
Total revenues	$4,765	$728	$(94)	$5,399

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes $34 million in net reductions to revenue related to amounts subject to refund resulting from the Tax Act ($27 million at Regulated Distribution and $7 million at Regulated Transmission).
(3) ARP revenue for the six months ended June 30, 2019, includes DMR revenue, and lost distribution and shared savings revenue in Ohio.

Other non-customer revenue includes revenue from late payment charges of $16 million and $20 million for the six months ended June 30, 2020 and 2019, respectively, that FirstEnergy expects are collectible. Other non-customer revenue also includes revenue from derivatives of $6 million and $5 million for the six months ended June 30, 2020 and 2019, respectively.

Regulated Distribution

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies and also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey, 210 MWs of which are related to the Yards Creek generating plant that is being sold pursuant to an asset purchase agreement as further discussed below. Each of the Utilities earns revenue from state-regulated rate tariffs under which it provides distribution services to residential, commercial and industrial customers in its service territory. The Utilities are obligated under the regulated construct to deliver power to customers reliably, as it is needed, which creates an implied monthly contract with the end-use customer. See Note 9, “Regulatory Matters,” for additional information on rate recovery mechanisms. Distribution and electric revenues are recognized over time as electricity is distributed and delivered to the customer and the customers consume the electricity immediately as delivery occurs.

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

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the three and six months ended June 30, 2020 and 2019, by class:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues by Customer Class	2020	2019	2020	2019
	(In millions)
Residential	$1,280	$1,123	$2,599	$2,607
Commercial	507	572	1,051	1,159
Industrial	259	251	536	500
Other	21	20	41	44
Total Revenues	$2,067	$1,966	$4,227	$4,310

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

ASC 606 excludes industry-specific accounting guidance for recognizing revenue from ARPs as these programs represent contracts between the utility and its regulators, as opposed to customers. Therefore, revenue from these programs are not within the scope of ASC 606 and regulated utilities are permitted to continue to recognize such revenues in accordance with existing practice but are presented separately from revenue arising from contracts with customers. FirstEnergy currently has ARPs in Ohio, primarily under the DMR in 2019 and decoupling revenue in 2020. Please see Note 9, “Regulatory Matters,” for further discussion on decoupling revenues in Ohio.

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

The following table represents a disaggregation of revenue from contracts with regulated transmission customers by transmission owner for the three and six months ended June 30, 2020 and 2019, by transmission owner:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Transmission Owner	2020	2019	2020	2019
	(In millions)
ATSI	$192	$184	$396	$358
TrAIL	58	59	121	117
MAIT	58	50	115	99
Other	72	74	145	145
Total Revenues	$380	$367	$777	$719

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

On February 18, 2020, the FES Debtors and FirstEnergy entered into an IT Access Agreement that provided IT support to enable the Debtors to emerge from bankruptcy prior to full IT separation by the FES Debtors. As part of the IT Access Agreement, the FES Debtors and FirstEnergy resolved, among other things, the on-going reconciliation of outstanding tax sharing payments for tax years 2018, 2019 and 2020 for a total of $125 million. On February 25, 2020, the Bankruptcy Court approved the IT Access Agreement. On February 27, 2020, the FES Debtors effectuated their plan, emerged from bankruptcy and FirstEnergy tendered the settlement payments totaling $853 million and the $125 million tax sharing payment to the FES Debtors, with no material impact to net income in 2020.

By eliminating a significant portion of its competitive generation fleet with the deconsolidation of the FES Debtors, FirstEnergy has concluded the FES Debtors meet the criteria for discontinued operations, as this represents a significant event in management’s strategic review to exit commodity-exposed generation and transition to a fully regulated company.
Services Agreements
Pursuant to the FES Bankruptcy settlement agreement, FirstEnergy entered into an amended and restated shared services agreement with the FES Debtors to extend the availability of shared services until June 30, 2020, subject to reductions in services if requested by the FES Debtors, and extensions of time, subject to FirstEnergy’s approval. Under the amended shared services agreement, and consistent with the prior shared services agreements, costs are directly billed or assigned at no more than cost.

As of June 30, 2020, FirstEnergy had substantially ceased providing post-emergence services to FES Debtors under the terms of the amended and restated shared services agreement. In connection with the FES’s emergence from bankruptcy, FirstEnergy entered into an amended separation agreement with the FES Debtors to implement the separation of FES Debtors and their businesses from FirstEnergy. Separation activities under the amended separation agreement are ongoing and a business separation committee exists between FirstEnergy and the FES Debtors to review and determine issues that arise in the context of those separation activities.
        Income Taxes
For U.S. federal income taxes, the FES Debtors were included in FirstEnergy’s consolidated tax return until emergence from bankruptcy on February 27, 2020. As a result of the FES Debtors’ deconsolidation, FirstEnergy recognized a worthless stock deduction for the remaining tax basis in the FES Debtors of approximately $4.9 billion, net of unrecognized tax benefits of $316 million. Tax-effected, the worthless stock deduction is approximately $1 billion, net of valuation allowances recorded against the state tax benefit ($83 million) and the aforementioned unrecognized tax benefits ($72 million).

Additionally, the Tax Act amended Section 163(j) of the Internal Revenue Code, limiting interest expense deductions for corporations but with exemption for certain regulated utilities. Based on interpretation of subsequently issued proposed regulations, FirstEnergy has estimated the amount of deductible interest for its consolidated group in 2018 and 2019, with nondeductible portions being carried forward with an indefinite life and for which deferred tax assets have been recorded. However, full valuation allowances have been recorded against the deferred tax assets related to the carryforward of nondeductible interest as future utilization of the carryforwards requires profitability from sources other than regulated utility businesses. Final regulations or additional changes to proposed regulations under Section 163(j) could have a material impact on FirstEnergy’s results.

All tax expense related to nondeductible interest in 2018 and 2019 has been recorded in discontinued operations as it is entirely attributed to the inclusion of the FES Debtors in FirstEnergy's consolidated tax group. Upon emergence, FirstEnergy paid the FES Debtors $125 million to settle all reconciliations under the Intercompany Tax Allocation Agreement for 2018, 2019 and 2020 tax years, including all issues regarding nondeductible interest. Pursuant to certain safe harbor rules in existing proposed regulations under Section 163(j), and due to the FES Debtors’ emergence from bankruptcy on February 27, 2020, FirstEnergy expects all interest expense for 2020 to be fully deductible. See Note 7, “Income Taxes” for further information.

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
        Summarized Results of Discontinued Operations
Summarized results of discontinued operations for the three and six months ended June 30, 2020 and 2019, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019

Revenues	$—	$31	$7	$85
Fuel	—	(20)	(6)	(55)
Other operating expenses	—	(16)	(6)	(26)
General taxes	—	(5)	—	(9)
Other income (expense)	—	10	5	8
Loss from discontinued operations, before tax	—	—	—	3
Income tax expense	—	14	—	28
Loss from discontinued operations, net of tax	—	(14)	—	(25)

Settlement Consideration	3	10	(1)	(23)
Accelerated net pension and OPEB prior service credits	—	—	18	—
Gain (loss) on Disposal of FES and FENOC, before tax	3	10	17	(23)
Income tax expense (benefit) including worthless stock deduction	1	25	(35)	16
Gain (loss) on disposal of FES and FENOC, net of tax	2	(15)	52	(39)

Income (loss) from discontinued operations	$2	$(29)	$52	$(64)

FirstEnergy’s Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. For the six months ended June 30, 2020 and 2019, cash flows from operating activities includes income (loss) from discontinued operations of $52 million and $(64) million, respectively.

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

The two-class method uses an earnings allocation formula that treats participating securities as having rights to earnings that otherwise would have been available only to common stockholders. Under the two-class method, net income attributable to common stockholders is derived by subtracting the following from income from continuing operations:

•preferred stock dividends,
•deemed dividends for the amortization of the beneficial conversion feature recognized at issuance of the preferred stock (if any), and
•an allocation of undistributed earnings between the common stock and the participating securities (convertible preferred stock) based on their respective rights to receive dividends.

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

The following table reconciles basic and diluted EPS of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of Basic and Diluted EPS of Common Stock	2020	2019	2020	2019

(In millions, except per share amounts)
EPS of Common Stock
Income from continuing operations	$307	$341	$331	$696
Less: Preferred dividends	—	—	—	(3)
Less: Undistributed earnings allocated to preferred stockholders	—	(5)	—	(7)
Income from continuing operations available to common stockholders	307	336	331	686
Discontinued operations, net of tax	2	(29)	52	(64)
Less: Undistributed earnings allocated to preferred stockholders	—	1	—	1
Income (loss) from discontinued operations available to common stockholders	2	(28)	52	(63)

Income available to common stockholders, basic	$309	$308	$383	$623

Share Count information:
Weighted average number of basic shares outstanding	542	532	541	531
Assumed exercise of dilutive stock options and awards	1	1	2	2
Weighted average number of diluted shares outstanding	543	533	543	533

Income available to common stockholders, per common share:
Income from continuing operations, basic	$0.57	$0.63	$0.61	$1.29
Discontinued operations, basic	—	(0.05)	0.10	(0.12)
Income available to common stockholders, basic	$0.57	$0.58	$0.71	$1.17

Income from continuing operations, diluted	$0.57	$0.63	$0.61	$1.29
Discontinued operations, diluted	—	(0.05)	0.10	(0.12)
Income available to common stockholders, diluted	$0.57	$0.58	$0.71	$1.17

For the three and six months ended June 30, 2020 and 2019, no shares from stock options and awards were excluded from the calculation of diluted shares outstanding. For the three and six months ended June 30, 2019, 8 million shares associated with the assumed conversion of preferred stock were excluded as their inclusion would be antidilutive to basic EPS from continuing operations.

5. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The components of the consolidated net periodic costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended June 30,	2020	2019	2020	2019
	(In millions)
Service costs	$48	$48	$1	$1
Interest costs	70	93	4	5
Expected return on plan assets	(155)	(135)	(8)	(7)
Amortization of prior service costs (credits)	1	2	(5)	(9)
Special termination costs (1)	—	(1)	—	—
Net periodic costs (credits), including amounts capitalized	$(36)	$7	$(8)	$(10)
Net periodic costs (credits), recognized in earnings	$(62)	$(14)	$(8)	$(10)

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Six Months Ended June 30,	2020	2019	2020		2019
	(In millions)
Service costs	$100	$96	$2		$2
Interest costs	145	186	8		10
Expected return on plan assets	(308)	(270)	(16)		(14)
Special termination costs (1)	—	14	—	—	—
Amortization of prior service costs (credits) (2)	11	4	(38)		(18)
One-time termination benefit (3)	8	—	—		—
Pension and OPEB mark-to-market adjustment	386	—	37		—
Net periodic costs (credits), including amounts capitalized	$342	$30	$(7)		$(20)
Net periodic costs (credits), recognized in earnings	$296	$(8)	$(7)		$(20)

(1) Subject to a cap, FirstEnergy agreed to fund a pension enhancement through its pension plan, for voluntary enhanced retirement packages offered to certain FES employees, as well as offer certain other employee benefits. The costs are a component of discontinued operations in FirstEnergy’s Consolidated Statements of Income.
(2) 2020 includes the acceleration of $18 million in net credits as a result of the FES Debtors’ emergence during the first quarter of 2020 and is a component of discontinued operations in FirstEnergy’s Consolidated Statements of Income.
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

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show the changes in AOCI for the three and six months ended June 30, 2020 and 2019:

	Gains & Losses on Cash Flow Hedges (1)	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance, April 1, 2020	$(9)	$11	$2

Amounts reclassified from AOCI	1	(4)	(3)
Other comprehensive income (loss)	1	(4)	(3)
Income tax benefits on other comprehensive loss	—	(1)	(1)
Other comprehensive income (loss), net of tax	1	(3)	(2)

AOCI Balance, June 30, 2020	$(8)	$8	$—

AOCI Balance, April 1, 2019	$(10)	$46	$36

Amounts reclassified from AOCI	—	(7)	(7)
Other comprehensive income (loss)	—	(7)	(7)
Income tax benefits on other comprehensive loss	—	(2)	(2)
Other comprehensive income (loss), net of tax	—	(5)	(5)

AOCI Balance, June 30, 2019	$(10)	$41	$31

	Gains & Losses on Cash Flow Hedges (1)	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance, January 1, 2020	$(9)	$29	$20

Amounts reclassified from AOCI	1	(27)	(26)
Other comprehensive income (loss)	1	(27)	(26)
Income tax benefits on other comprehensive loss	—	(6)	(6)
Other comprehensive income (loss), net of tax	1	(21)	(20)

AOCI Balance, June 30, 2020	$(8)	$8	$—

AOCI Balance, January 1, 2019	$(11)	$52	$41

Amounts reclassified from AOCI	1	(14)	(13)
Other comprehensive income (loss)	1	(14)	(13)
Income taxes (benefits) on other comprehensive income (loss)	—	(3)	(3)
Other comprehensive income (loss), net of tax	1	(11)	(10)

AOCI Balance, June 30, 2019	$(10)	$41	$31

(1) Relates to previous cash flow hedges used to hedge fixed rate long-term debt securities prior to their issuance.

The following amounts were reclassified from AOCI in the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in Consolidated Statements of Income
Reclassifications from AOCI(1)	2020	2019	2020	2019
	(In millions)
Gains & losses on cash flow hedges
Long-term debt	$1	$—	$1	$1	Interest expense
	$1	$—	$1	$1	Net of tax

Defined benefit pension and OPEB plans
Prior-service costs	$(4)	$(7)	$(27)	$(14)	(2)
	1	2	6	3	Income taxes
	$(3)	$(5)	$(21)	$(11)	Net of tax

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

FirstEnergy’s effective tax rate on continuing operations for the three months ended June 30, 2020 and 2019, was 17.7% and 19.2%, respectively. The change in the effective tax rate was primarily due to a $10 million benefit from the accelerated amortization of certain investment tax credits.

FirstEnergy’s effective tax rate on continuing operations for the six months ended June 30, 2020 and 2019, was 1.8% and 20.0%, respectively. The change in effective tax rate was primarily due to a $52 million reduction in valuation allowances from the recognition of deferred gains on prior intercompany generation asset transfers triggered by the FES Debtors’ emergence from bankruptcy and deconsolidation from FirstEnergy’s consolidated federal income tax group in the first quarter of 2020, and a $10 million benefit from accelerated amortization of certain investment tax credits in the second quarter of 2020. See Note 3, “Discontinued Operations,” for other tax matters relating to the FES Bankruptcy that were recognized in discontinued operations.

During the three months ended June 30, 2020, FirstEnergy effectively settled an uncertain tax position for a state income tax audit, resulting in an income tax benefit of approximately $2 million. During the six months ended June 30, 2020, FirstEnergy also remeasured its reserve for uncertain tax positions for federal and state tax benefits related to the worthless stock deduction, resulting in a net decrease to the reserve of approximately $28 million, none of which had an impact on the effective tax rate. As of June 30, 2020, it is reasonably possible that within the next twelve months FirstEnergy could record a net decrease of approximately $57 million to its reserve for uncertain tax positions due to the expiration of statute of limitations or resolution with taxing authorities, of which approximately $55 million would impact FirstEnergy’s effective tax rate.

On March 27, 2020, the President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including making remaining AMT credits immediately refundable; providing a 5-year carryback of NOLs generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. FirstEnergy has approximately $18 million of refundable AMT credits that will be fully refundable through the CARES Act, however, does not expect to generate additional income tax refunds from the NOL carryback provision and expects interest to be fully deductible starting in 2020. FirstEnergy does not currently expect the other provisions of the CARES Act to have a material effect on current income tax expense or the realizability of deferred income tax assets.

On July 28, 2020, the IRS issued final regulations implementing interest expense deduction limitation rules under section 163(j) of the Internal Revenue Code. The final regulations changed certain rules on the computation of interest expense and limitation amount, as well as rules relevant to status as a regulated utility business and the allocation of consolidated group interest expense between utility and non-utility businesses. FirstEnergy is analyzing the potential impacts of the final regulations, including any impact they have resulting from the CARES Act.

8. FAIR VALUE MEASUREMENTS

RECURRING FAIR VALUE MEASUREMENTS

Authoritative accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy gives the highest priority to Level 1 measurements and the lowest priority to Level 3 measurements. The three levels of the fair value hierarchy and a description of the valuation techniques are as follows:

Level 1	-	Quoted prices for identical instruments in active market.

Level 2	-	Quoted prices for similar instruments in active market.
	-	Quoted prices for identical or similar instruments in markets that are not active.
	-	Model-derived valuations for which all significant inputs are observable market data.
Models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.

Level 3	-	Valuation inputs are unobservable and significant to the fair value measurement.
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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of June 30, 2020, from those used as of December 31, 2019. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$131	$—	$131	$—	$135	$—	$135
Derivative assets FTRs(1)	—	—	7	7	—	—	4	4
Equity securities	2	—	—	2	2	—	—	2
U.S. state debt securities	—	274	—	274	—	271	—	271
Other(2)	116	802	—	918	627	789	—	1,416
Total assets	$118	$1,207	$7	$1,332	$629	$1,195	$4	$1,828

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(2)	$(2)	$—	$—	$(1)	$(1)
Derivative liabilities NUG contracts(1)	—	—	—	—	—	—	(16)	(16)
Total liabilities	$—	$—	$(2)	$(2)	$—	$—	$(17)	$(17)

Net assets (liabilities)(3)	$118	$1,207	$5	$1,330	$629	$1,195	$(13)	$1,811
(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2)Primarily consists of short-term cash investments.
(3)Excludes $(19) million and $(16) million as of June 30, 2020 and December 31, 2019, respectively, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the periods ended June 30, 2020, and December 31, 2019:

	NUG Contracts(1)			FTRs(1)
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2019 Balance	$—	$(44)	$(44)	$10	$(1)	$9
Unrealized loss	—	(11)	(11)	(1)	—	(1)
Purchases	—	—	—	6	(4)	2
Settlements	—	39	39	(11)	4	(7)
December 31, 2019 Balance	$—	$(16)	$(16)	$4	$(1)	$3
Unrealized loss	—	(10)	(10)	—	(1)	(1)
Purchases	—	—	—	7	(2)	5
Settlements	—	26	26	(4)	2	(2)
June 30, 2020 Balance	$—	$—	$—	$7	$(2)	$5
(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs and NUG contracts that are classified as Level 3 in the fair value hierarchy for the period ended June 30, 2020:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range			Weighted Average	Units
FTRs	$5	Model	RTO auction clearing prices	$0.20	to	$2.00	$1.00	Dollars/MWH

NUG Contracts	$—	Model	Generation	400	to	24,000	5,000	MWH
			Regional electricity prices	$20.10	to	$32.00	$26.10	Dollars/MWH
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

Nuclear Decommissioning and Nuclear Fuel Disposal Trusts

JCP&L, ME and PN hold debt and equity securities within their respective NDT and nuclear fuel disposal trusts. The debt securities are classified as AFS securities, recognized at fair market value. As further discussed in Note 10, "Commitments, Guarantees and Contingencies", assets and liabilities held for sale on the FirstEnergy Consolidated Balance Sheets associated with the TMI-2 transaction consist of an ARO of $709 million, NDTs of $882 million, as well as property, plant and equipment with a net book value of zero, which are included in the regulated distribution segment.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in NDT and nuclear fuel disposal trusts as of June 30, 2020, and December 31, 2019:

	June 30, 2020(1)				December 31, 2019(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value (3)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value (3)
	(In millions)

Debt securities	$407	$8	$(8)	$407	$403	$9	$(11)	$401
(1) Excludes short-term cash investments of $753 million, of which $750 million is classified as held for sale.
        (2) Excludes short-term cash investments of $751 million, of which $747 million is classified as held for sale.
        (3) Includes $132 million and $135 million classified as held for sale as of June 30, 2020 and December 31, 2019, respectively.

Proceeds from the sale of investments in equity and AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and six months ended June 30, 2020 and 2019, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Sale proceeds	$26	$149	$39	$302
Realized gains	—	5	4	12
Realized losses	(2)	(5)	(7)	(11)
Interest and dividend income	9	11	14	20

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies and equity method investments. Other investments were $297 million and $299 million as of June 30, 2020, and December 31, 2019, respectively, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, premiums and discounts as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In millions)
Carrying value (1)	$22,168	$20,074
Fair value	$26,278	$22,928
(1) The carrying value as of June 30, 2020, includes $3,175 million of debt issuances and $1,082 million of redemptions that occurred in 2020.

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of June 30, 2020, and December 31, 2019.

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

Maryland’s Governor issued an order on March 16, 2020, forbidding utilities from terminating residential service or charging late fees for non-payment for the duration of the COVID-19 pandemic. On April 9, 2020, the MDPSC issued an order allowing utilities to track and create a regulatory asset for future recovery of all prudently-incurred incremental costs arising from the COVID-19 pandemic, including incremental uncollectible expenses. On July 8, 2020, the MDPSC issued a notice opening a public conference to collect information from utilities and other stakeholders about the impacts of the COVID-19 pandemic on the utilities and their customers, and indicated that it would hold a hearing to discuss that information in late August 2020.

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

On February 18, 2020, JCP&L submitted a filing with the NJBPU requesting a distribution base rate increase of $186.9 million on an annual basis, which represents an overall average increase in JCP&L rates of 7.8%. The filing seeks to recover certain costs associated with providing safe and reliable electric service to JCP&L customers, along with recovery of previously incurred storm costs. JCP&L proposed a rate effective date of March 19, 2020. On March 9, 2020, the Board issued an order suspending JCP&L’s proposed rates for four months. Based on the historical procedures of the NJBPU Board a second suspension order is expected with revised base rates becoming effective in late November 2020. JCP&L filed updates to the requested distribution base rate in both June and July 2020, resulting in JCP&L seeking a total annual distribution base rate increase of approximately $185 million. On August 11, 2020, the administrative law judge issued a prehearing order with a procedural schedule that calls for evidentiary hearings to occur the week of November 16, 2020.
On April 6, 2020, JCP&L signed an asset purchase agreement with Yards Creek Energy, LLC, a subsidiary of LS Power to sell its 50% interest in the Yards Creek pumped-storage hydro generation facility in NJ (210 MWs). Subject to terms and conditions of the agreement, the base purchase price is $155 million. Completion of the transaction is subject to several closing conditions, including approval by the NJBPU and FERC. On July 31, 2020, FERC approved transfer of JCP&L’s interest in the hydroelectric operating license; however, JCP&L’s application for authorization to transfer its ownership interest in the Yards Creek facility remains pending at FERC. There can be no assurance that all regulatory approvals will be obtained and/or all closing conditions will be satisfied or that the transaction will be consummated. JCP&L currently anticipates closing of the transaction to occur in the first half of 2021. Assets held for sale on the FirstEnergy Consolidated Balance Sheet associated with the transaction consist of property, plant and equipment of $44 million, which is included in the regulated distribution segment. Treatment of the gain is subject to NJBPU approval.

On June 10, 2020, the NJBPU issued an order establishing a framework for the filing of utility-run energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act. Under the established framework, JCP&L will recover its program investments over a ten year amortization period and its operations and maintenance expenses on an annual basis, be eligible to receive lost revenues on energy savings that resulted from its programs and be eligible for incentives or subject to penalties based on its annual program performance, beginning in the fifth year of its program offerings. JCP&L’s energy efficiency and peak demand reduction program plan is required to be filed no later than September 25, 2020, and is anticipated to be implemented July 1, 2021.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently-incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 through September 30, 2021, or until the Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case.

OHIO

The Ohio Companies operate under base distribution rates approved by the PUCO effective in 2009. The Ohio Companies’ residential and commercial base distribution revenues are decoupled, through a mechanism that took effect on February 1, 2020, to the base distribution revenue and lost distribution revenue associated with energy efficiency and peak demand reduction programs recovered as of the twelve-month period ending on December 31, 2018. The Ohio Companies currently operate under ESP IV effective June 1, 2016, and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues the DCR rider, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio. ESP IV further provided for the Ohio Companies to collect through the DMR $132.5 million annually for three years beginning in 2017, grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. On appeal, the SCOH, on June 19, 2019, reversed the PUCO’s determination that the DMR is lawful, and remanded the matter to the PUCO with instructions to remove the DMR from ESP IV. On August 20, 2019, the SCOH denied the Ohio Companies’ motion for reconsideration. The PUCO entered an Order directing the Ohio Companies to cease further collection through the DMR, credit back to customers a refund of the DMR funds collected since July 2, 2019, and remove the DMR from ESP IV. On July 15, 2019, OCC filed a Notice of Appeal with the SCOH, challenging the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017 and claiming a $42 million refund is due to OE customers. The Ohio Companies are contesting this appeal but are unable to predict the outcome of this matter. The SCOH heard the argument on this matter on May 12, 2020.

On July 23, 2019, Ohio enacted legislation establishing support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, the legislation included a provision implementing a decoupling mechanism for Ohio electric utilities and ending current energy efficiency program mandates on December 31, 2020, provided that statewide energy efficiency mandates are achieved as determined by the PUCO. On February 26, 2020, the PUCO ordered that a wind-down of statutorily required energy efficiency programs shall commence on September 30, 2020, and the programs shall terminate on December 31, 2020, and that the Ohio Companies’ existing portfolio plans are extended through 2020 without changes.

On November 21, 2019, the Ohio Companies applied to the PUCO for approval of a decoupling mechanism, which would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. On January 15, 2020, the PUCO approved the Ohio Companies’ decoupling application, and the decoupling mechanism took effect on February 1, 2020. Ohio Senate Bill 346 and Ohio House Bill 738 were introduced on July 28, 2020 and July 29, 2020, respectively, and each would, among other things, repeal the Ohio legislation that established support for nuclear energy supply in Ohio and a provision that provides for a decoupling mechanism for Ohio electric utilities as well as ending current energy efficiency program mandates.

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

In March 2020, the PUCO issued entries directing utilities to review their service disconnection and restoration policies and suspend, for the duration of the COVID-19 pandemic, otherwise applicable requirements that may impose a service continuity hardship or service restoration hardship on customers. The Ohio Companies are utilizing their existing approved cost recovery mechanisms where applicable to address the financial impacts of these directives. On July 31, 2020, the Ohio Companies filed with the PUCO their transition plan and requests for waivers to allow for the safe resumption of normal business operations, including service disconnections for non-payment, on or after September 15, 2020.

On July 29, 2020, the PUCO consolidated the Ohio Companies’ Applications for determination of the existence of significantly excessive earnings, or SEET, under ESP IV for calendar years 2018 and 2019, which had been previously filed on July 15, 2019, and May 15, 2020, respectively, and set a procedural schedule with evidentiary hearings scheduled for October 29, 2020. The calculations included in the Ohio Companies’ SEET filings for calendar years 2018 and 2019 demonstrate that the Ohio Companies did not have significantly excessive earnings, however, FirstEnergy and the Ohio Companies are unable to predict the PUCO’s ultimate determination of the applications. On August 3, 2020, the OCC filed an interlocutory appeal asking the PUCO to stay the SEET proceeding until the SCOH determines whether DMR should be excluded from the SEET, as further discussed above. Further, on July 29, 2020, Ohio House Bill 740 was introduced, which would repeal legislation passed last year that permitted the Ohio Companies to file their SEET results on a consolidated basis instead of on an individual company basis.

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

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. The Pennsylvania Companies’ Phase III EE&C plans for the June 2016 through May 2021 period, which were approved in March 2016, with expected costs up to $390 million, are designed to achieve the targets established in the PPUC’s Phase III Final Implementation Order with full recovery through the reconcilable EE&C riders. On June 18, 2020, the PPUC entered a Final Implementation Order for a Phase IV EE&C Plan, operating from June 2021 through May 2026. The Final Implementation Order set demand reduction targets, relative to 2007 to 2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWH for ME, 3.0% MWH for PN, 2.7% MWH for Penn, and 2.4% MWH for WP. Phase IV plans must be filed by November 30, 2020.

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

Following the Pennsylvania Companies’ 2016 base rate proceedings, the PPUC ruled in a separate proceeding related to the DSIC mechanisms that the Pennsylvania Companies were not required to reflect federal and state income tax deductions related to DSIC-eligible property in DSIC rates, which decision was appealed by the Pennsylvania OCA to the Pennsylvania Commonwealth Court. The Commonwealth Court reversed the PPUC’s decision and remanded the matter to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. On April 7, 2020, the Pennsylvania Supreme Court issued an Order granting Petitions for Allowance of Appeal by both the PPUC and the Pennsylvania Companies of the Commonwealth Court’s Opinion and Order. Briefs were filed on June 25, 2020. An adverse ruling by the Pennsylvania Supreme Court is not expected to result in a material impact to FirstEnergy.

The PPUC issued an order on March 13, 2020, forbidding utilities from terminating residential service for non-payment for the duration of the COVID-19 pandemic. On May 13, 2020, the PPUC issued a Secretarial letter directing utilities to track all prudently-incurred incremental costs arising from the COVID-19 pandemic, and to create a regulatory asset for future recovery of incremental uncollectibles incurred as a result of the COVID-19 pandemic and termination moratorium.

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

On March 13, 2020, the WVPSC urged all utilities to suspend utility service terminations except where necessary as a matter of safety or where requested by the customer. On May 15, 2020, the WVPSC issued an order to authorize MP and PE to record a deferral of additional, extraordinary costs directly related to complying with the various COVID-19 government shut-down orders and operational precautions, including impacts on uncollectible expense and cash flow related to temporary discontinuance of service terminations for non-payment and any credits to minimum demand charges associated with business customers adversely impacted by shut-downs or temporary closures related to the pandemic.

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

FERC regulates the sale of power for resale in interstate commerce in part by granting authority to public utilities to sell wholesale power at market-based rates upon showing that the seller cannot exert market power in generation or transmission or erect barriers to entry into markets. The Utilities and AE Supply each have been authorized by FERC to sell wholesale power in interstate commerce at market-based rates and have a market-based rate tariff on file with FERC, although in the case of the Utilities major wholesale purchases remain subject to review and regulation by the relevant state commissions.

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

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, certain income tax-related adjustments, including, but not limited to impacts from the Tax Act discussed further below, and certain costs for transmission-related vegetation management programs. The amount on FirstEnergy’s Consolidated Balance Sheet for these regulatory assets was approximately $76 million and $73 million, as of June 30, 2020 and December 31, 2019, respectively. Per prior FERC orders, ATSI included a “cost-benefit study” to support recovery of ATSI’s costs to move to PJM, and the MISO transmission project costs that were allocated to ATSI. Certain intervenors filed protests of the formula rate amendments on May 29, 2020, and ATSI filed a reply on June 15, 2020. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund, suspending the effective date for five months, and setting the matter for hearing and settlement proceedings. ATSI is engaged in settlement negotiations with the other parties.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. Certain intervenors filed protests of the compliance filings, to which ATSI and MAIT responded. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. These compliance filings each remain pending before FERC. MP, WP and PE – as holders of a “stated” transmission rate – are allowed to address these requirements in the course of their next transmission rates proceeding. JCP&L is addressing these requirements as part of its pending transmission formula rate case.

Transmission ROE Methodology

FERC’s methodology for calculating electric transmission utility ROE has been in transition as a result of an April 14, 2017 ruling by the D.C. Circuit that vacated FERC’s then-effective methodology. On October 16, 2018, FERC issued an order in which it proposed a revised ROE methodology. FERC proposed that, for complaint proceedings alleging that an existing ROE is not just and reasonable, FERC will rely on three financial models - discounted cash flow, capital-asset pricing, and expected earnings - to establish a composite zone of reasonableness to identify a range of just and reasonable ROEs. FERC then will utilize the transmission utility’s risk relative to other utilities within that zone of reasonableness to assign the transmission utility to one of three quartiles within the zone. FERC would take no further action (i.e., dismiss the complaint) if the existing ROE falls within the identified quartile. However, if the replacement ROE falls outside the quartile, FERC would deem the existing ROE presumptively unjust and unreasonable and would determine the replacement ROE. FERC would add a fourth financial model risk premium to the analysis to calculate a ROE based on the average point of central tendency for each of the four financial models. On March 21, 2019, FERC established NOIs to collect industry and stakeholder comments on the revised ROE methodology that is described in the October 16, 2018 decision, and also whether to make changes to FERC’s existing policies and practices for awarding transmission rates incentives. On November 21, 2019, FERC announced in a complaint proceeding involving MISO utilities that FERC would rely on the discounted cash flow and capital-asset pricing models as the basis for establishing ROE. Certain parties, including the Utilities, sought rehearing of FERC’s decision in the MISO utilities proceeding and, on May 21, 2020, FERC issued Opinion No. 569-A that changed FERC’s ROE methodology. Under this methodology FERC established an ROE that is based on three financial models – discounted cash flow, capital-asset pricing, and risk premium – to calculate a composite zone of reasonableness. FERC noted that utilities could, in utility-specific proceedings, ask to have the expected earnings methodology included in calculating the utility’s authorized ROE. FERC also noted that, going forward, it will divide that zone into three equal parts, to be used for high risk, normal risk, and low risk utilities. A given utility will be assigned to one of these three parts of the zone of reasonableness, and its ROE will be set at the median or midpoint of the other utilities that are in the applicable third of the zone. FirstEnergy filed a request for rehearing, which FERC denied on July 22, 2020. FirstEnergy also initiated appellate proceedings of FERC’s Opinion Nos. 569 and 569-A. Any changes to FERC’s transmission rate ROE and incentive policies would be applied on a prospective basis.

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. Initial comments were submitted July 1, 2020, and reply comments were filed on July 16, 2020. FirstEnergy participated through EEI and through a consortium of PJM Transmission Owners.

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

As of June 30, 2020, outstanding guarantees and other assurances aggregated approximately $1.7 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($1.0 billion), other guarantees ($114 million) and other assurances ($503 million).

COLLATERAL AND CONTINGENT-RELATED FEATURES

In the normal course of business, FE and its subsidiaries may enter into physical or financially settled contracts for the sale and purchase of electric capacity, energy, fuel and emission allowances. Certain agreements contain provisions that require FE or its subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FE’s or its subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty.

Certain agreements entered into by FE and its subsidiaries have margining provisions that require posting of collateral. As of June 30, 2020, $1 million of collateral has been posted by FE or its subsidiaries.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2020:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$47	$—	$47
Surety Bonds (Collateralized Amount) (1)	66	257	323
Total Exposure from Contractual Obligations	$113	$257	$370
(1)Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations (typical obligations require 30 days to cure).

OTHER COMMITMENTS AND CONTINGENCIES

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding’s outstanding principal balance is $114 million as of June 30, 2020. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

In February 2019, the EPA announced its final decision to retain without changes the NAAQS for SO2, specifically retaining the 2010 primary (health-based) 1-hour standard of 75 PPB. As of June 30, 2020, FirstEnergy has no power plants operating in areas designated as non-attainment by the EPA.

In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility’s NOx emissions significantly contribute to Delaware’s inability to attain the ozone NAAQS. The petition sought a short-term NOx emission rate limit of 0.125 lb./mmBTU over an averaging period of no more than 24 hours. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3, significantly contribute to Maryland’s inability to attain the ozone NAAQS. The petition sought NOx emission rate limits for the 36 EGUs by May 1, 2017. On September 14, 2018, the EPA denied both the States of Delaware and Maryland’s petitions under CAA Section 126. In October 2018, Delaware and Maryland appealed the denials of their petitions to the D.C. Circuit. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126. On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On May 19, 2020, the D.C. Circuit affirmed the EPA’s denial of the Delaware petition and affirmed in part the denial of Maryland petition deferring to the EPA’s finding that upwind sources with SCR controls, including Harrison, are already optimizing their use and therefore it is not cost effective to require additional control measures. Thus, the D.C. Circuit dismissed the appeals filed by the States of Delaware and Maryland as to Harrison. The D.C. Circuit Court remanded to the EPA the issue raised in the Maryland petition, of whether EGU’s in upwind states utilizing SNCR controls could increase operating time thereby reducing NOx emissions that may impact downwind states’ ozone compliance. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. On December 2, 2019, the EPA published a proposed rule accelerating the date that certain CCR impoundments must cease accepting waste and initiate closure to August

31, 2020. The proposed rule allows for an extension of the closure deadline based on meeting proscribed site-specific criteria. On July 29, 2020, the EPA published a final rule revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allows for an extension of the closure deadline based on meeting proscribed site-specific criteria.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of June 30, 2020, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $104 million have been accrued through June 30, 2020. Included in the total are accrued liabilities of approximately $68 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

United States v. Larry Householder, et al

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Also, on July 21, 2020, and in connection with the investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020. FirstEnergy is cooperating fully in the investigation. No contingency has been reflected in FirstEnergy’s consolidated financial statements as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

Legal Proceedings Relating to United States v. Larry Householder, et al

In addition to the subpoenas referenced above under “—United States v. Larry Householder, et. al,”, certain FE stockholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, and the complaints in each of these suits is related to allegations in the complaint and supporting affidavit relating to Ohio House Bill 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder.

•Gendrich v. Anderson, et al and Sloan v. Anderson, et al (Common Pleas Court, Summit County, OH); on July 26, 2020 and July 31, 2020, respectively, purported stockholders of FE filed shareholder derivative action lawsuits against certain FE directors and officers, alleging, among other things, breaches of fiduciary duty.
•Smith v. FirstEnergy Corp. et al (Federal District Court, S.D. Ohio); on July 27, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE and FESC, alleging civil Racketeer Influenced and Corrupt Organizations Act violations.
•Owens v. FirstEnergy Corp. et al (Federal District Court, S.D. Ohio); on July 28, 2020, a purported stockholder of FE filed a putative class action lawsuit against FE and certain FE officers, purportedly on behalf of all purchasers of FE common stock from February 21, 2017 through July 21, 2020, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by FirstEnergy concerning its business and results of operations.
•Buldas v. FirstEnergy Corp. et al and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al (Federal District Court, S.D. Ohio); on July 31, 2020 and August 5, 2020, respectively, purported customers of FirstEnergy filed putative class action lawsuits against FE and FESC alleging civil violations of the Racketeer Influenced and Corrupt Organizations Act and the Ohio Corrupt Activity Act.
•Emmons v. FirstEnergy Corp. et al (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, OE, TE and CEI, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices.
•Miller v. Anderson, et al (Federal District Court, N.D. Ohio); on August 7, 2020, a purported stockholder of FE filed a shareholder derivative action lawsuit against certain FE directors and officers, alleging, among other things, breaches of fiduciary duty and violations of Section 14(a) of the Securities Exchange Act of 1934.

The plaintiffs in each of the above cases, seek, among other things, to recover an unspecified amount of damages. The Ohio Attorney General may be considering legal action and, in a letter dated July 24, 2020, notified FE of its duty to not destroy documents in its custody or control regarding Ohio House Bill 6. The outcome of any of these lawsuits is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows. No contingency has been reflected in FirstEnergy’s consolidated financial statements as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of June 30, 2020, JCP&L, ME and PN had in total approximately $882 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the transfer of: (i) the ownership and operating NRC licenses for TMI-2; (ii) the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) related liabilities of approximately $900 million as of June 30, 2020. There can be no assurance that the transfer will receive the required regulatory approvals and, even if approved, whether the conditions to the closing of the transfer will be satisfied. On November 12, 2019, JCP&L filed a Petition with the NJBPU seeking approval of the transfer and sale of JCP&L’s entire 25% interest in TMI-2 to TMI-2 Solutions, LLC. Also on November 12, 2019, JCP&L, ME, PN, GPUN and TMI-2 Solutions, LLC filed an application with the NRC seeking approval to transfer the NRC license for TMI-2 to TMI-2 Solutions, LLC. On Monday, August 10, 2020, JCP&L, ME, PN, GPUN, TMI-2 Solutions, LLC, and the PA DEP reached a settlement agreement regarding the decommissioning of TMI-2. The settlement agreement provides for increased and detailed oversight by the PA DEP over the decommissioning work, expenditures, and environmental impacts of the dismantlement of TMI-2 by TMI-2 Solutions, LLC. In addition, the PA DEP withdrew its objection to the TMI-2 transfer in the NRC proceedings. Both the NRC and NJBPU proceedings are ongoing. Assets and liabilities held for sale on the FirstEnergy Consolidated Balance Sheet associated with the transaction consist of asset retirement obligations of $709 million, NDTs of $882 million as well as property, plant and equipment with a net book value of zero, which are included in the regulated distribution segment.

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

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey, of which, 210 MWs are related to the Yards Creek generating station that is being sold pursuant to an asset purchase agreement as further discussed below. The segment’s results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs. Included within the segment are $882 million of assets classified as held for sale as of June 30, 2020 and December 31, 2019 associated with the asset purchase and sale agreements with TMI-2 Solutions to transfer TMI-2 to TMI-2 Solutions, LLC. See Note 10, "Commitments, Guarantees and Contingencies" for additional information. Also included within the segment is $44 million of assets classified as held for sale as of June 30, 2020 associated with the asset purchase agreement with Yards Creek Energy, LLC to transfer JCP&L’s 50% interest in the Yards Creek pumped-storage hydro generation station (210 MWs). See Note 9, "Regulatory Matters" for additional information.

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at JCP&L, MP, PE and WP. Effective January 1, 2020, JCP&L's transmission rates became forward-looking formula rates, subject to refund, pending further hearing and settlement proceedings. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.
Corporate/Other reflects corporate support costs not charged to FE’s subsidiaries, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are shown separately in the following table of Segment Financial Information. As of June 30, 2020, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of June 30, 2020, Corporate/Other had approximately $7.85 billion of FE holding company debt.

Financial information for each of FirstEnergy’s reportable segments is presented in the tables below:
Segment Financial Information

For the Three Months Ended	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)

June 30, 2020
External revenues	$2,140	$380	$2	$—	$2,522
Internal revenues	48	4	—	(52)	—
Total revenues	$2,188	$384	$2	$(52)	$2,522
Depreciation	226	78	—	17	321
Amortization of regulatory assets, net	10	3	—	—	13
Miscellaneous income (expense), net	90	8	7	(2)	103
Interest expense	123	55	87	(2)	263
Income taxes (benefits)	67	34	(35)	—	66
Income (loss) from continuing operations	251	114	(58)	—	307
Property additions	$386	$270	$20	$—	$676

June 30, 2019
External revenues	$2,145	$368	$3	$—	$2,516
Internal revenues	47	4	—	(51)	—
Total revenues	$2,192	$372	$3	$(51)	$2,516
Depreciation	220	71	1	17	309
Amortization of regulatory assets, net	34	3	—	—	37
Miscellaneous income (expense), net	46	4	38	(8)	80
Interest expense	124	48	95	(8)	259
Income taxes (benefits)	67	30	(16)	—	81
Income (loss) from continuing operations	258	116	(33)	—	341
Property additions	$354	$300	$20	$—	$674

For the Six Months Ended

June 30, 2020
External revenues	$4,451	$777	$3	$—	$5,231
Internal revenues	95	8	—	(103)	—
Total revenues	$4,546	$785	$3	$(103)	$5,231
Depreciation	449	154	2	33	638
Amortization of regulatory assets, net	59	6	—	—	65
Miscellaneous income (expense), net	165	14	32	(8)	203
Interest expense	250	107	177	(8)	526
Income taxes (benefits)	35	68	(97)	—	6
Income (loss) from continuing operations	387	231	(287)	—	331
Property additions	$724	$539	$29	$—	$1,292

June 30, 2019
External revenues	$4,671	$720	$8	$—	$5,399
Internal revenues	94	8	—	(102)	—
Total revenues	$4,765	$728	$8	$(102)	$5,399
Depreciation	429	140	3	34	606
Amortization (deferral) of regulatory assets, net	37	5	—	—	42
Miscellaneous income (expense), net	92	8	49	(15)	134
Interest expense	246	93	188	(15)	512
Income taxes (benefits)	156	61	(43)	—	174
Income (loss) from continuing operations	587	220	(111)	—	696
Property additions	$672	$531	$25	$—	$1,228

As of June 30, 2020
Total assets	$29,863	$11,914	$626	$—	$42,403
Total goodwill	$5,004	$614	$—	$—	$5,618

As of December 31, 2019
Total assets	$29,642	$11,611	$1,015	$33	$42,301
Total goodwill	$5,004	$614	$—	$—	$5,618

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

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey, of which, 210 MWs are related to the Yards Creek generating station that is being sold pursuant to an asset purchase agreement as further discussed below. The segment’s results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs.
The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at JCP&L, MP, PE and WP. Effective January 1, 2020, JCP&L's transmission rates became forward-looking formula rates, subject to refund, pending further hearing and settlement proceedings. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.
Corporate/Other reflects corporate support costs not charged to FE’s subsidiaries, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of June 30, 2020, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of June 30, 2020, Corporate/Other had approximately $7.85 billion of FE holding company debt.

EXECUTIVE SUMMARY

FirstEnergy is a forward-thinking fully regulated electric utility focused on stable and predictable earnings and cash flow from its regulated business units - Regulated Distribution and Regulated Transmission - through delivering enhanced customer service and reliability that supports FE's dividend.

The outbreak of COVID-19 is a global pandemic. FirstEnergy is taking steps to mitigate known risks and is continuously evaluating the rapidly evolving situation based on guidance from governmental officials and public health experts. The full impact on FirstEnergy’s business from the COVID-19 pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of FirstEnergy’s employees, contractors and customers is its first priority. FirstEnergy is effectively managing its operations, while still providing flexibility for approximately 7,000 of its 12,000 employees to work from home.

Beginning March 13, 2020, FirstEnergy temporarily suspended customer disconnections for nonpayment and ceased collection activities as a result of the ongoing pandemic. FirstEnergy anticipates that it will not disconnect customers for non-payment prior to September 15, 2020. Additionally, FirstEnergy has incurred, and it is expected to incur for the foreseeable future, incremental uncollectible and other COVID-19 related expenses. Such incrementally incurred COVID-19 pandemic related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements resulting from the COVID-19 pandemic. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The Ohio Companies and JCP&L had existing regulatory mechanisms in place prior to the outbreak of COVID-19, where incremental uncollectible expenses are able to be recovered through riders with no material impact to earnings. Additionally, in response to the COVID-19 pandemic, the MDPSC, NJBPU and WVPSC issued orders allowing PE, JCP&L and MP to track and create a regulatory asset for future recovery of incremental costs, including uncollectible expenses and waived late payment charges, incurred as a result of the pandemic. In Pennsylvania, the PPUC authorized utilities to track all prudently-incurred incremental costs arising from COVID-19, and to create a regulatory asset for future recovery of incremental uncollectible expense incurred as a result of COVID-19 above what is included in the Pennsylvania Companies existing rates.

FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the impact of COVID-19 to its business and does not currently expect service disruptions or any material impact to its capital spending plan. FirstEnergy’s Distribution and Transmission revenues benefit from geographic and economic diversity across a five-state service territory. Two-thirds of base distribution revenues come from the residential customer class, along with a decoupled rate structure in Ohio, which accounts for approximately 20% of total retail load. FirstEnergy’s commercial and industrial revenues are primarily fixed and demand-based, rather than volume-based. As a result of this, FirstEnergy’s Distribution and Transmission investments provide stable and predictable earnings. However, due to the actions taken by state governments in our service territories limiting certain commercial and industrial activities, FirstEnergy’s residential load has increased, while commercial and industrial loads have declined, however, the magnitude of future load trends are currently unknown and difficult to predict. Related to FirstEnergy’s pension investments, the asset allocation is conservative, with no required contributions until 2022 and the funded status was at 77% as of June 30, 2020, which is essentially unchanged from the end of 2019 at 79%. FirstEnergy believes it is well positioned to manage the economic slowdown resulting from the COVID-19 pandemic. However, the situation remains fluid and future impacts to FirstEnergy, that are presently unknown or unanticipated, may occur.

In 2020, FirstEnergy continues to execute its regulated growth plans, through the following achievements and plans:

•Implemented forward-looking rates, subject to refund, at JCP&L effective January 1, 2020,
•OH Decoupling rider went into effect on February 1, 2020,
•JCP&L applied for a distribution base rate increase of $185 million annually, and, subject to NJBPU approval, would anticipate that the new rates become effective in late November 2020,
•PAPUC-approved Penn DSIC waiver on March 12, 2020,
•Completed final step of FirstEnergy’s strategy to exit the competitive generation business with FES Debtors’ emergence on February 27, 2020, and
•IRP filing in West Virginia to be made by December 30, 2020.

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
On February 18, 2020, the FES Debtors and FirstEnergy entered into an IT Access Agreement that provided IT support to enable the Debtors to emerge from bankruptcy prior to full IT separation by the FES Debtors. As part of the IT Access Agreement, the FES Debtors and FirstEnergy resolved, among other things, the on-going reconciliation of outstanding tax sharing payments for tax years 2018, 2019 and 2020 for a total of $125 million. On February 25, 2020, the Bankruptcy Court approved the IT Access Agreement. On February 27, 2020, the FES Debtors effectuated their plan, emerged from bankruptcy and FirstEnergy tendered the settlement payments totaling $853 million and the $125 million tax sharing payment to the FES Debtors, with no material impact to net income in 2020.

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
As of June 30, 2020, FirstEnergy had substantially ceased providing post-emergence services to FES Debtors under the terms of the amended and restated shared services agreement. In connection with the FES’s emergence from bankruptcy, FirstEnergy entered into an amended separation agreement with the FES Debtors to implement the separation of FES Debtors and their businesses from FirstEnergy. Separation activities under the amended separation agreement are ongoing and a business separation committee exists between FirstEnergy and the FES Debtors to review and determine issues that arise in the context of those separation activities.

The emergence of the FES Debtors from bankruptcy represents the final step in FirstEnergy’s previously announced strategy to exit the competitive generation business and become a fully regulated utility company with a stronger balance sheet, solid cash flows and more predictable earnings.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Also, on July 21, 2020, and in connection with the investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020. FirstEnergy is cooperating fully in the investigation. In addition to the subpoenas referenced above, certain FE shareholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. FE, at the direction of the independent members of its Board of Directors, is conducting an internal investigation into the matters raised in the Householder complaint. The FirstEnergy leadership team remains focused on executing its strategy and running the business. See “Outlook - Other Legal Proceedings” below for additional details on the government investigation and subsequent litigation surrounding the investigation of Ohio House Bill 6. The outcome of the government investigation and any of these lawsuits is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows.

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change

Revenues	$2,522	$2,516	$6	—%	$5,231	$5,399	$(168)	(3)%

Operating expenses	2,007	1,931	76	4%	4,184	4,185	(1)	—%

Operating income	515	585	(70)	(12)%	1,047	1,214	(167)	(14)%

Other expenses, net	(142)	(163)	21	13%	(710)	(344)	(366)	(106)%

Income before income taxes	373	422	(49)	(12)%	337	870	(533)	(61)%

Income taxes	66	81	(15)	(19)%	6	174	(168)	(97)%

Income from continuing operations	307	341	(34)	(10)%	331	696	(365)	(52)%

Discontinued operations, net of tax	2	(29)	31	107%	52	(64)	116	181%

Net income	$309	$312	$(3)	(1)%	$383	$632	$(249)	(39)%

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 11, “Segment Information,” of the Notes to Consolidated Financial Statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Summary of Results of Operations — Second Quarter 2020 Compared with Second Quarter 2019

Financial results for FirstEnergy’s business segments in the second quarter of 2020 and 2019 were as follows:

Second Quarter 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,132	$380	$(35)	$2,477
Other	56	4	(15)	45
Total Revenues	2,188	384	(50)	2,522

Operating Expenses:
Fuel	77	—	—	77
Purchased power	610	—	3	613
Other operating expenses	733	62	(65)	730
Provision for depreciation	226	78	17	321
Amortization of regulatory assets, net	10	3	—	13
General taxes	189	56	8	253
Total Operating Expenses	1,845	199	(37)	2,007

Operating Income (Loss)	343	185	(13)	515

Other Income (Expense):
Miscellaneous income, net	90	8	5	103
Interest expense	(123)	(55)	(85)	(263)
Capitalized financing costs	8	10	—	18
Total Other Expense	(25)	(37)	(80)	(142)

Income (Loss) Before Income Taxes (Benefits)	318	148	(93)	373
Income taxes (benefits)	67	34	(35)	66
Income (Loss) From Continuing Operations	251	114	(58)	307
Discontinued operations, net of tax	—	—	2	2
Net Income (Loss)	$251	$114	$(56)	$309

Second Quarter 2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,131	$367	$(32)	$2,466
Other	61	5	(16)	50
Total Revenues	2,192	372	(48)	2,516

Operating Expenses:
Fuel	129	—	—	129
Purchased power	606	—	5	611
Other operating expenses	630	64	(88)	606
Provision for depreciation	220	71	18	309
Amortization of regulatory assets, net	34	3	—	37
General taxes	177	52	10	239
Total Operating Expenses	1,796	190	(55)	1,931

Operating Income	396	182	7	585

Other Income (Expense):
Miscellaneous income, net	46	4	30	80
Interest expense	(124)	(48)	(87)	(259)
Capitalized financing costs	7	8	1	16
Total Other Expense	(71)	(36)	(56)	(163)

Income (Loss) Before Income Taxes (Benefits)	325	146	(49)	422
Income taxes (benefits)	67	30	(16)	81
Income (Loss) From Continuing Operations	258	116	(33)	341
Discontinued operations, net of tax	—	—	(29)	(29)
Net Income (Loss)	$258	$116	$(62)	$312

Changes Between Second Quarter 2020 and Second Quarter 2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$1	$13	$(3)	$11
Other	(5)	(1)	1	(5)
Total Revenues	(4)	12	(2)	6

Operating Expenses:
Fuel	(52)	—	—	(52)
Purchased power	4	—	(2)	2
Other operating expenses	103	(2)	23	124
Provision for depreciation	6	7	(1)	12
Amortization of regulatory assets, net	(24)	—	—	(24)
General taxes	12	4	(2)	14
Total Operating Expenses	49	9	18	76

Operating Income (Loss)	(53)	3	(20)	(70)

Other Income (Expense):
Miscellaneous income, net	44	4	(25)	23
Pension and OPEB mark-to-market adjustment	—	—	—	—
Interest expense	1	(7)	2	(4)
Capitalized financing costs	1	2	(1)	2
Total Other Expense	46	(1)	(24)	21

Income (Loss) Before Income Taxes (Benefits)	(7)	2	(44)	(49)
Income taxes (benefits)	—	4	(19)	(15)
Income (Loss) From Continuing Operations	(7)	(2)	(25)	(34)
Discontinued operations, net of tax	—	—	31	31
Net Income (Loss)	$(7)	$(2)	$6	$(3)

Regulated Distribution — Second Quarter 2020 Compared with Second Quarter 2019

Regulated Distribution’s net income decreased $7 million in the second quarter of 2020, as compared to the same period of 2019, primarily due to the absence of the DMR revenues, higher uncollectible and other COVID-19 related costs, net of amounts deferred for future recovery, and higher employee benefit costs, partially offset by lower pension and OPEB non-service expenses, and higher revenues from incremental riders in Ohio and Pennsylvania, higher weather-related customer usage and increased residential sales due to the COVID-19 stay-at-home orders mandated by governmental authorities in our service territories.

Revenues —

The $4 million decrease in total revenues resulted from the following sources:

	For the Three Months Ended June 30,		Increase
Revenues by Type of Service	2020	2019	(Decrease)
	(In millions)
Distribution(1)	$1,256	$1,215	$41

Generation sales:
Retail	826	806	20
Wholesale	50	110	(60)
Total generation sales	876	916	(40)

Other	56	61	(5)
Total Revenues	$2,188	$2,192	$(4)
(1) Includes $15 million and $55 million of ARP revenues for the three months ended June 30, 2020 and 2019, respectively.

Distribution revenues increased $41 million in the second quarter of 2020, as compared to the same period of 2019, primarily resulting from increased residential sales due to the COVID-19 stay-at-home orders mandated by governmental authorities in our service territories, higher rates associated with incremental riders in Ohio and Pennsylvania, including the recovery of distribution capital investment programs and transmission expenses, and higher weather-related customer usage, partially offset by lower commercial and industrial sales resulting from the pandemic and the absence of the DMR revenues that ended in 2019. Distribution services by customer class are summarized in the following table:

	For the Three Months Ended June 30,
(In thousands)	Including Ohio Decoupled MWH			Excluding Ohio Decoupled MWH
Electric Distribution MWH	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Residential	12,764	10,900	17.1%	8,633	7,413	16.5%
Commercial	7,687	9,004	(14.6)%	4,607	5,583	(17.5)%
Industrial	12,009	13,594	(11.7)%	12,009	13,594	(11.7)%
Other	138	138	—%	138	138	—%
Total Electric Distribution MWH	32,598	33,636	(3.1)%	25,387	26,728	(5.0)%

Distribution services to residential customers primarily reflects an increase in customer load due to the COVID-19 stay-at-home orders mandated by governmental authorities in our service territories and higher weather-related usage. Deliveries to commercial customers were lower due to the impact of the COVID-19 pandemic, partially offset by higher weather-related usage. Cooling degree days were 6% above 2019, and 2% above normal, and heating degree days were 58% above 2019, and 27% above normal. Deliveries to industrial customers were also negatively impacted by the COVID-19 pandemic contributing to lower steel, mining, educational services, and automotive customer usage, partially offset by higher shale customer usage.

The following table summarizes the price and volume factors contributing to the $40 million decrease in generation revenues for the second quarter of 2020, as compared to the same period of 2019:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$50
Change in prices	(30)
20
Wholesale:
Change in sales volumes	(39)
Change in prices	1
Capacity revenue	(22)
(60)
Decrease in Generation Revenues	$(40)

The increase in retail generation sales volumes was primarily due to decreased customer shopping in New Jersey and Pennsylvania, an increase in residential load due to the COVID-19 stay-at-home orders mandated by governmental authorities in our service territories, and higher weather-related usage. Total generation provided by alternative suppliers as a percentage of total MWH deliveries decreased to 48% from 51% in New Jersey and to 64% from 69% in Pennsylvania. The decrease in retail generation prices primarily resulted from lower non-shopping generation auction rates in New Jersey and Pennsylvania.

Wholesale generation revenues decreased $60 million in the second quarter of 2020, as compared to the same period in 2019, primarily due to lower wholesale sales volumes and capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.
Operating Expenses —

Total operating expenses increased $49 million in the second quarter of 2020, as compared to the same period of 2019, primarily due to the following:

•Fuel expense decreased $52 million in the second quarter of 2020, as compared to the same period of 2019, primarily due to lower unit costs and lower fuel consumption as a result of economic dispatch.

•Purchased power costs were $4 million higher in the second quarter of 2020, as compared to the same period in 2019, primarily due to increased volumes as described above, partially offset by lower prices and capacity expense.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases
Change due to unit costs	$(11)
Change due to volumes	41
30
Capacity expense	(26)
Increase in Purchased Power Costs	$4

•Other operating expenses increased $103 million in the second quarter of 2020, as compared to the same period of 2019, primarily due to the following:

•Higher incremental uncollectible and other COVID-19 related expenses of $61 million, of which $31 million was deferred for future recovery.
•Higher employee benefit costs of approximately $26 million.
•Increased storm restoration costs of $22 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.
•Higher network transmission expenses of $11 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher pension and OPEB service costs of $9 million.
•Other operating and maintenance expenses associated with increased labor, materials and contractor spend were offset by lower corporate support costs.
•Lower vegetation management spend and energy efficiency program costs of $26 million. These costs are deferred for future recovery, resulting in no material impact on earnings.

•Depreciation expense increased $6 million in the second quarter of 2020, as compared to the same period of 2019, primarily due to a higher asset base.

•Amortization expense decreased $24 million in the second quarter of 2020, as compared to the same period of 2019, primarily due to lower energy efficiency, generation and transmission deferrals, partially offset by higher storm restoration, uncollectible and other COVID-19 related cost deferrals.

•General Taxes increased $12 million in the second quarter of 2020, as compared to the same period of 2019, primarily due to higher payroll taxes associated with employee benefits and higher Pennsylvania gross receipts tax associated with increased sales volumes.

Other Expenses —

Other Expense decreased $46 million in the second quarter of 2020, as compared to the same period of 2019, primarily due to higher net miscellaneous income resulting from lower pension non-service costs.

Income Taxes —

Regulated Distribution’s effective tax rate was 21.1% and 20.6% for the three months ended June 30, 2020 and 2019, respectively.

Regulated Transmission — Second Quarter 2020 Compared with Second Quarter 2019

Regulated Transmission’s net income decreased $2 million in the second quarter of 2020, as compared to the same period of 2019, primarily due to higher interest expense and a true-up of the forward-looking formula rate at ATSI and MAIT, partially offset by higher rate base at ATSI and MAIT.

Revenues —

Total revenues increased $12 million in the second quarter of 2020, as compared to the same period of 2019, primarily due to recovery of incremental operating expenses and a higher rate base at ATSI and MAIT, partially offset by the impact of a true-up of the forward-looking rate.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended June 30,		Increase
Revenues by Transmission Asset Owner	2020	2019	(Decrease)
	(In millions)
ATSI	$193	$185	$8
TrAIL	60	61	(1)
MAIT	59	51	8
Other	72	75	(3)
Total Revenues	$384	$372	$12

Operating Expenses —

Total operating expenses increased $9 million in the second quarter of 2020, as compared to the same period of 2019, primarily due to higher property taxes and depreciation due to a higher asset base, partially offset by lower operating and maintenance expenses. The majority of operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Higher net miscellaneous income, due to lower pension and OPEB non-service costs, was offset by the impact of higher net financing costs from money pool borrowing and lending activity and debt issuances at MAIT.

Income Taxes —

Regulated Transmission’s effective tax rate was 23.0% and 20.5% for the three months ended June 30, 2020 and 2019, respectively.

Corporate / Other — Second Quarter 2020 Compared with Second Quarter 2019

Financial results at Corporate/Other resulted in a $25 million increase in loss from continuing operations in the second quarter of 2020, as compared to the same period of 2019, primarily due to lower returns on certain equity method investments and decreased Pension and OPEB non-service costs, partially offset by $10 million in tax benefits from accelerated amortization of certain investment tax credits and lower net benefit expenses.

For the three months ended June 30, 2020, FirstEnergy recorded income from discontinued operations, net of tax, of $2 million compared to a loss, net of tax, of $29 million for the three months ended June 30, 2019. The change in discontinued operations, net of tax, was primarily due to the emergence of the FES Debtors from bankruptcy on February 27, 2020.

Summary of Results of Operations — First Six Months of 2020 Compared with First Six Months of 2019

Financial results for FirstEnergy’s business segments in the first six months of 2020 and 2019 were as follows:

First Six Months 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$4,431	$777	$(70)	$5,138
Other	115	8	(30)	93
Total Revenues	4,546	785	(100)	5,231

Operating Expenses:
Fuel	175	—	—	175
Purchased power	1,300	—	7	1,307
Other operating expenses	1,432	115	(68)	1,479
Provision for depreciation	449	154	35	638
Amortization of regulatory assets, net	59	6	—	65
General taxes	384	118	18	520
Total Operating Expenses	3,799	393	(8)	4,184

Operating Income (Loss)	747	392	(92)	1,047

Other Income (Expense):
Miscellaneous income, net	165	14	24	203
Pension and OPEB mark-to-market adjustment	(257)	(19)	(147)	(423)
Interest expense	(250)	(107)	(169)	(526)
Capitalized financing costs	17	19	—	36
Total Other Expense	(325)	(93)	(292)	(710)

Income (Loss) Before Income Taxes (Benefits)	422	299	(384)	337
Income taxes (benefits)	35	68	(97)	6
Income (Loss) From Continuing Operations	387	231	(287)	331
Discontinued operations, net of tax	—	—	52	52
Net Income (Loss)	$387	$231	$(235)	$383

First Six Months 2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$4,643	$719	$(63)	$5,299
Other	122	9	(31)	100
Total Revenues	4,765	728	(94)	5,399

Operating Expenses:
Fuel	260	—	—	260
Purchased power	1,383	—	9	1,392
Other operating expenses	1,401	130	(146)	1,385
Provision for depreciation	429	140	37	606
Amortization of regulatory assets, net	37	5	—	42
General taxes	375	103	22	500
Total Operating Expenses	3,885	378	(78)	4,185

Operating Income (Loss)	880	350	(16)	1,214

Other Income (Expense):
Miscellaneous income, net	92	8	34	134
Pension and OPEB mark-to-market adjustment	—	—	—	—
Interest expense	(246)	(93)	(173)	(512)
Capitalized financing costs	17	16	1	34
Total Other Expense	(137)	(69)	(138)	(344)

Income (Loss) Before Income Taxes (Benefits)	743	281	(154)	870
Income taxes (benefits)	156	61	(43)	174
Income (Loss) From Continuing Operations	587	220	(111)	696
Discontinued operations, net of tax	—	—	(64)	(64)
Net Income (Loss)	$587	$220	$(175)	$632

Changes Between First Six Months 2020 and First Six Months 2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$(212)	$58	$(7)	$(161)
Other	(7)	(1)	1	(7)
Total Revenues	(219)	57	(6)	(168)

Operating Expenses:
Fuel	(85)	—	—	(85)
Purchased power	(83)	—	(2)	(85)
Other operating expenses	31	(15)	78	94
Provision for depreciation	20	14	(2)	32
Amortization (deferral) of regulatory assets, net	22	1	—	23
General taxes	9	15	(4)	20
Total Operating Expenses	(86)	15	70	(1)

Operating Income (Loss)	(133)	42	(76)	(167)

Other Income (Expense):
Miscellaneous income (expense), net	73	6	(10)	69
Pension and OPEB mark-to-market adjustment	(257)	(19)	(147)	(423)
Interest expense	(4)	(14)	4	(14)
Capitalized financing costs	—	3	(1)	2
Total Other Expense	(188)	(24)	(154)	(366)

Income (Loss) Before Income Taxes (Benefits)	(321)	18	(230)	(533)
Income taxes (benefits)	(121)	7	(54)	(168)
Income (Loss) From Continuing Operations	(200)	11	(176)	(365)
Discontinued operations, net of tax	—	—	116	116
Net Income (Loss)	$(200)	$11	$(60)	$(249)

Regulated Distribution — First Six Months of 2020 Compared with First Six Months of 2019

Regulated Distribution’s net income decreased $200 million in the first six months of 2020, as compared to the same period of 2019, primarily resulting from the pension and OPEB mark-to-market adjustment in 2020, lower weather-related customer usage, the absence of the DMR revenues that ended in July 2019 and higher depreciation and other operating expenses, partially offset by higher revenues from incremental riders in Ohio and Pennsylvania and increased residential sales due to the COVID-19 stay-at-home orders mandated by governmental authorities in our service territories.

Revenues —

The $219 million decrease in total revenues resulted from the following sources:

	For the Six Months Ended June 30,		Increase
Revenues by Type of Service	2020	2019	(Decrease)
	(In millions)
Distribution services(1)	$2,580	$2,563	$17

Generation sales:
Retail	1,730	1,864	(134)
Wholesale	121	216	(95)
Total generation sales	1,851	2,080	(229)

Other	115	122	(7)
Total Revenues	$4,546	$4,765	$(219)
(1) Includes $83 million and $117 million of ARP revenues for the six months ended June 30, 2020 and 2019, respectively.

Distribution services revenues increased $17 million in the first six months of 2020, as compared to the same period of 2019, primarily resulting from the implementation of Ohio decoupling rates in 2020, higher rates associated with incremental riders in Ohio and Pennsylvania, including the recovery of distribution capital investment programs and transmission expenses, increased residential sales due to the COVID-19 stay-at-home orders mandated by governmental authorities in our service territories, and the implementation of the New Jersey Zero Emission Program in June 2019, partially offset by the absence of the DMR revenues that ended in 2019, and lower weather-related customer usage. Distribution services by customer class are summarized in the following table:

	For the Six Months Ended June 30,
(in thousands)	Including Ohio Decoupled MWH			Excluding Ohio Decoupled MWH
Electric Distribution MWH	2020	2019	(Decrease)	2020	2019	(Decrease)
Residential	25,968	26,003	(0.1)%	17,630	17,817	(1.0)%
Commercial	16,454	18,481	(11.0)%	10,003	11,468	(12.8)%
Industrial	25,558	27,553	(7.2)%	25,558	27,553	(7.2)%
Other	273	279	(2.2)%	273	279	(2.2)%
Total Electric Distribution MWH	68,253	72,316	(5.6)%	53,464	57,117	(6.4)%

Lower distribution services to residential and commercial customers reflect lower weather-related usage and the impact of COVID-19. Heating degree days were 7% below 2019, and 11% below normal. Deliveries to industrial customers were also negatively impacted by the COVID-19 pandemic contributing to lower steel, mining, educational services, and automotive customer usage, partially offset by higher shale customer usage.

The following table summarizes the price and volume factors contributing to the $229 million decrease in generation revenues for the first six months of 2020, as compared to the same period of 2019:

Source of Change in Generation Revenues	(Decrease)
(In millions)
Retail:
Change in sales volumes	$(80)
Change in prices	(54)
(134)
Wholesale:
Change in sales volumes	(48)
Change in prices	(4)
Capacity revenue	(43)
(95)
Decrease in Generation Revenues	$(229)

The decrease in retail generation sales volumes was primarily due to lower weather-related usage. The decrease in retail generation prices primarily resulted from lower non-shopping generation auction rates in New Jersey and Pennsylvania.

Wholesale generation revenues decreased $95 million in the first six months of 2020, as compared to the same period in 2019, primarily due to lower wholesale sales volumes and capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses decreased $86 million, primarily due to the following:

•Fuel costs were $85 million lower during the first six months of 2020, as compared to the same period of 2019, primarily due to lower unit costs and lower fuel consumption as a result of economic dispatch.

•Purchased power costs decreased $83 million during the first six months of 2020, as compared to the same period of 2019, primarily due to decreased volumes as described above and lower capacity expense, partially offset by the implementation of the NJ Zero Emission Program in June 2019.

Source of Change in Purchased Power	(Decrease)
(In millions)
Purchases:
Change due to unit costs	$—
Change due to volumes	(31)
(31)
Capacity	(52)
Decrease in Purchased Power Costs	$(83)

•Other operating expenses increased $31 million in the first six months of 2020, as compared to the same period of 2019, primarily due to:

•Higher incremental uncollectible and other COVID-19 related expenses of $65 million, of which $33 million was deferred for future recovery.
•Higher employee benefit costs of approximately $30 million.
•Higher other operating and maintenance expense of $8 million, primarily associated with higher labor, materials and contractor spend, partially offset by lower corporate support costs.
•Higher network transmission expenses of $21 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher pension and OPEB service costs of $14 million.
•Decreased storm restoration costs of $78 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.
•Lower vegetation management spend and energy efficiency program costs of $29 million. These costs are deferred for future recovery, resulting in no material impact on earnings.

•Depreciation expense increased $20 million in the first six months of 2020, as compared to the same period of 2019, primarily due to a higher asset base.

•Amortization expense increased $22 million in the first six months of 2020, as compared to the same period of 2019, primarily due to lower storm restoration, energy efficiency, and generation and transmission deferrals, partially offset by higher uncollectible and other COVID-19 cost deferrals.

•General Taxes increased $9 million in the second quarter of 2020, as compared to the same period of 2019, primarily due to higher payroll taxes associated with employee benefits.

Other Expense —

Total other expense increased $188 million in the first six months of 2020, as compared to the same period of 2019, primarily due to a $257 million pension and OPEB mark-to-market adjustment in the first quarter of 2020, higher interest expense from debt issuances primarily at WP and MP, partially offset by higher net miscellaneous income primarily resulting from lower pension and OPEB non-service costs.

Income Taxes —

Regulated Distribution’s effective tax rate was 8.3% and 21.0% for the six months ended June 30, 2020 and 2019, respectively. The change in the effective tax rate was primarily due to the recognition of $52 million in deferred gains relating to prior intercompany transfers of generation assets that were triggered by the deconsolidation of the FES Debtors from FirstEnergy’s consolidated federal income tax group as a result of their emergence from bankruptcy in the first quarter of 2020.

Regulated Transmission — First Six Months of 2020 Compared with First Six Months of 2019

Regulated Transmission’s net income increased $11 million in the first six months of 2020, as compared to the same period of 2019, primarily resulting from the impact of a higher rate base at ATSI and MAIT, partially offset by higher interest expense and a true-up of the forward-looking formula rate at ATSI and MAIT.

Revenues —

Total revenues increased $57 million, primarily due to the recovery of incremental operating expenses and a higher rate base at ATSI and MAIT, partially offset by the impact of a true-up of the forward-looking rate.

The following table shows revenues by transmission asset owner:

	For the Six Months Ended June 30,
Revenues by Transmission Asset Owner	2020	2019	Increase (Decrease)
	(In millions)
ATSI	$398	$360	$38
TrAIL	125	121	4
MAIT	117	101	16
Other	145	146	(1)
Total Revenues	$785	$728	$57

Operating Expenses —

Total operating expenses increased $15 million in the first six months of 2020, as compared to the same period of 2019, primarily due to higher property taxes and depreciation due to a higher asset base, partially offset by lower operating and maintenance expenses. The majority of operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $24 million in the first six months of 2020, as compared to the same period of 2019, primarily due to a $19 million pension and OPEB mark-to-market adjustment in the first quarter of 2020 and higher interest expense associated with new debt issuances at ATSI, MAIT and FET.

Income Taxes —

Regulated Transmission’s effective tax rate was 22.7% and 21.7% for the six months ended June 30, 2020 and 2019, respectively.

Corporate / Other — First Six Months of 2020 Compared with First Six Months of 2019

Financial results at Corporate/Other resulted in a $176 million increased loss from continuing operations in the first six months of 2020, as compared to the same period of 2019, primarily due to the $147 million pension and OPEB mark-to-market adjustment in the first quarter of 2020, higher other operating expenses and lower returns on certain equity method investments, partially offset by $10 million in tax benefits from accelerated amortization of certain investment tax credits and decreased other Pension and OPEB non-service costs.

For the six months ended June 30, 2020, FirstEnergy recorded income from discontinued operations, net of tax, of $52 million compared to a loss, net of tax, of $64 million for the six months ended June 30, 2019. The change in discontinued operations, net of tax, was primarily due to lower settlement-related expenses, including adjustments to the estimated worthless stock deduction and Intercompany Tax Allocation Agreement with the FES Debtors, as well as the acceleration of net pension and OPEB service credits in 2020 and the absence of tax expense in 2019 associated with non-deductible interest.

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

Management assesses the probability of recovery of regulatory assets at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. Management applies judgment in evaluating the evidence available to assess the probability of recovery of regulatory assets from customers, including, but not limited to evaluating evidence related to precedent for similar items at the Company and information on comparable companies within similar jurisdictions, as well as assessing progress of communications between the Company and regulators. Certain of these regulatory assets, totaling approximately $114 million and $111 million as of June 30, 2020 and December 31, 2019, respectively, are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific order, of which, $76 million and $73 million as of June 30, 2020 and December 31, 2019, respectively, are being sought for recovery in a formula rate amendment filing at ATSI that is pending before FERC. See Note 9, "Regulatory Matters" for additional information.

The following table provides information about the composition of net regulatory assets and liabilities as of June 30, 2020, and December 31, 2019, and the changes during the six months ended June 30, 2020:

Net Regulatory Assets (Liabilities) by Source	June 30, 2020	December 31, 2019	Change
	(In millions)
Customer payables for future income taxes	$(2,507)	$(2,605)	$98
Nuclear decommissioning and spent fuel disposal costs	(190)	(197)	7
Asset removal costs	(732)	(756)	24
Deferred transmission costs	285	298	(13)
Deferred generation costs	150	214	(64)
Deferred distribution costs	215	155	60
Contract valuations	42	51	(9)
Storm-related costs	555	551	4
Uncollectible and COVID-19 related costs	40	3	37
Other	(8)	25	(33)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(2,150)	$(2,261)	$111

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

Storm-related costs - Relates to the recovery of storm costs, which vary by jurisdiction. Approximately $158 million and $193 million are currently being recovered through rates as of June 30, 2020 and December 31, 2019, respectively.

Uncollectible and COVID-19 related costs - Includes the deferral of prudently-incurred incremental costs and certain waived late payment charges arising from COVID-19, including uncollectible expenses under new and existing riders prior to the pandemic.

The following table provides information about the composition of net regulatory assets that do not earn a current return as of June 30, 2020 and December 31, 2019, of which approximately $193 million and $228 million, respectively, are currently being recovered through rates over varying periods depending on the nature of the deferral and the jurisdiction.

Regulatory Assets by Source Not Earning a Current Return	June 30, 2020	December 31, 2019	Change
	(In millions)
Deferred transmission costs	$31	$27	$4
Deferred generation costs	9	15	(6)
Storm-related costs	477	471	6
COVID-19 related costs	16	—	16
Other	32	32	—
Regulatory Assets Not Earning a Current Return	$565	$545	$20

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

On February 18, 2020, the FES Debtors and FirstEnergy entered into an IT Access Agreement that provided IT support to enable the Debtors to emerge from bankruptcy prior to full IT separation by the FES Debtors. As part of the IT Access Agreement, the FES Debtors and FirstEnergy resolved, among other things, the on-going reconciliation of outstanding tax sharing payments for tax years 2018, 2019 and 2020 for a total of $125 million. On February 25, 2020, the Bankruptcy Court approved the IT Access Agreement. On February 27, 2020, the FES Debtors effectuated their plan, emerged from bankruptcy and FirstEnergy tendered the settlement payments totaling $853 million and the $125 million tax sharing payment to the FES Debtors, with no material impact to net income in 2020.

The outbreak of COVID-19 is a global pandemic. FirstEnergy is continuously evaluating the global pandemic and taking steps to mitigate known risks. FirstEnergy has incurred, and it is expected to incur for the foreseeable future, incremental uncollectible and other COVID-19 pandemic related expenses. COVID-19 related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements resulting from the COVID-19 pandemic. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The full impact on FirstEnergy’s business from the COVID-19 pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees, contractors and customers is its first priority. FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the impact of COVID-19 to its business and does not currently expect service disruptions or any material impact on its capital spending plan.

Currently, FirstEnergy is effectively managing operations during the pandemic in order to continue to provide critical and essential service to customers and believes it is well positioned to manage through the economic slowdown. FirstEnergy Distribution and Transmission revenues benefit from geographic and economic diversity across a five-state service territory, which also allows for flexibility with capital investments and measures to maintain sufficient liquidity over the next twelve months. As of August 10, 2020, the Company had $3.6 billion of available liquidity, and projects to remain at this level for the next twelve months. However, the situation remains fluid and future impacts to FirstEnergy, that are presently unknown or unanticipated, may occur. Furthermore, the likelihood of an impact to FirstEnergy, and the severity of any impact that does occur, could increase the longer the global pandemic persists. The extent to which COVID-19 may materially impact results, if at all, is highly uncertain and will depend on future developments.

As of June 30, 2020, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was due in large part to accounts payable of $882 million, accrued taxes of $563 million, currently payable long-term debt of $81 million, and other current liabilities of $367 million, primarily attributable to customer deposits. Currently payable long-term debt as of June 30, 2020, consisted of the following:

Currently Payable Long-Term Debt	(In millions)
Sinking fund requirements	$66
Other notes	15
$81
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

FirstEnergy’s revolving credit facilities bear interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for FirstEnergy are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on our results of operations, cash flows, financial condition and liquidity.

FirstEnergy had $115 million and $1,000 million of short-term borrowings as June 30, 2020 and December 31, 2019, respectively. FirstEnergy’s available liquidity from external sources as of August 10, 2020, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2022	$2,500	$2,496
FET(2)	Revolving	December 2022	1,000	1,000
		Subtotal	$3,500	$3,496
	Cash and cash equivalents		—	141
		Total	$3,500	$3,637

(1)FE and the Utilities. Available liquidity includes impact of $4 million of LOCs issued under various terms.
(2)Includes FET and the Transmission Companies.

The following table summarizes the borrowing sub-limits for each borrower under the facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of June 30, 2020:

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

(1)No limitations.
(2)Includes amounts which may be borrowed under the regulated companies’ money pool.

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

As of June 30, 2020, the borrowers were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the respective Facilities. The minimum interest charge coverage ratio no longer applies following FE's upgrade to an investment grade credit rating.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first six months of 2020 was 1.14% per annum for the regulated companies’ money pool and 1.38% per annum for the unregulated companies’ money pool.

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of August 14, 2020:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Watch (1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB	Baa3	BBB	—	—	—	BBB-	Baa3	BBB	CW-N	N	N
AGC	BBB-	Baa2	BBB	—	—	—	—	—	—	CW-N	S	S
ATSI	BBB	A3	BBB+	—	—	—	BBB	A3	A-	CW-N	S	N
CEI	BBB	Baa2	BBB+	A-	A3	A	BBB	Baa2	A-	CW-N	S	N
FET	BBB	Baa2	BBB	—	—	—	BBB-	Baa2	BBB	CW-N	S	N
JCP&L	BBB	A3	BBB+	—	—	—	BBB	A3	A-	CW-N	S	N
ME	BBB	A3	BBB+	—	—	—	BBB	A3	A-	CW-N	S	N
MAIT	BBB	A3	BBB+	—	—	—	BBB	A3	A-	CW-N	S	N
MP	BBB	Baa2	BBB	A-	A3	A-	BBB	Baa2	—	CW-N	S	S
OE	BBB	A3	BBB+	A-	A1	A	BBB	A3	A-	CW-N	S	N
PN	BBB	Baa1	BBB+	—	—	—	BBB	Baa1	A-	CW-N	S	N
Penn	BBB	A3	BBB+	—	A1	A	—	—	—	CW-N	S	N
PE	BBB	Baa2	BBB	—	—	A-	—	—	—	CW-N	S	S
TE	BBB	Baa1	BBB+	A-	A2	A	—	—	—	CW-N	S	N
TrAIL	BBB	A3	BBB+	—	—	—	BBB	A3	A-	CW-N	S	N
WP	BBB	A3	BBB+	—	—	A	—	—	—	CW-N	S	N
(1) S = Stable, P = Positive, N = Negative, CW-N = CreditWatch Negative

On May 27, 2020, Moody’s upgraded the issuer and senior unsecured ratings of JCP&L to A3 from Baa1 and the rating outlook was changed to stable.

On July 23, 2020, S&P placed the ratings of FE and its subsidiaries on CreditWatch with negative implications.

On July 24, 2020, Moody’s revised FE’s ratings outlook to negative from stable. FE’s Baa3 corporate credit rating and Baa3 senior unsecured rating were affirmed.

On July 28, 2020, Fitch revised FE and its subsidiaries, with the exception of MP, AGC and PE, ratings outlook to negative from stable. The outlook of MP, AGC and PE is stable. Fitch also affirmed FE and its subsidiary ratings.

On August 14, 2020, Moody’s affirmed OE’s A3 senior unsecured and issuer ratings and Penn’s A3 issuer rating. The outlooks were changed to stable from positive.

Debt capacity is subject to the consolidated debt-to-total-capitalization limits in the credit facilities previously discussed. As of June 30, 2020, FE and its subsidiaries could issue additional debt of approximately $6.9 billion, or incur a $3.7 billion reduction to equity, and remain within the limitations of the financial covenants required by the FE Facility.

Changes in Cash Position

As of June 30, 2020, FirstEnergy had $116 million of cash and cash equivalents and approximately $49 million of restricted cash compared to $627 million of cash and cash equivalents and approximately $52 million of restricted cash as of December 31, 2019, on the Consolidated Balance Sheets.

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

FirstEnergy’s Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. For the six months ended June 30, 2020 and 2019, cash flows from operating activities includes income (loss) from discontinued operations of $52 million and $(64) million, respectively.

In the first six months of 2020, cash provided from operating activities was $150 million compared to $625 million in the same period of 2019. The decrease in cash provided for operating activities is primarily due to the $978 million cash settlement and tax sharing payments made to the FES Debtors upon their emergence in February 2020, partially offset by the absence of a $500 million cash contribution to the qualified pension plan in February 2019.

Cash Flows From Financing Activities

In the first six months of 2020, cash provided from financing activities was $742 million compared to $756 million in the same period of 2019. The following table summarizes new debt financing, redemptions, repayments, short-term borrowings and dividends:

	For the Six Months Ended June 30,
Securities Issued or Redeemed / Repaid	2020	2019
	(In millions)

New Issues
Unsecured notes	$3,000	$1,850
FMBs	175	100
	$3,175	$1,950

Redemptions / Repayments
Term loan	$(750)	$—
Unsecured notes	(250)	(725)
FMBs	(50)	—
Senior secured notes	(32)	(32)
	$(1,082)	$(757)

Short-term borrowings, net	$(885)	$—

Preferred stock dividend payments	$—	$(6)

Common stock dividend payments	$(422)	$(403)

On February 20, 2020, FE issued $1.75 billion in senior unsecured notes in three separate series: (i) $300 million aggregate principal amount of 2.050% Notes, Series A, due 2025, (ii) $600 million aggregate principal amount of 2.650% Notes, Series B, due 2030 and (iii) $850 million aggregate principal amount of 3.400% Notes, Series C, due 2050. Proceeds from the issuance of the notes, together with cash on hand, were used: (i) to repay the entire $750 million two-year term loan due September 2021, (ii) to make the $853 million in bankruptcy settlement payments and $125 million tax sharing agreement payment with the FES Debtors as discussed above, (iii) to repay $250 million of the $1 billion outstanding 364-day term loan due September 2020, and (iv) for working capital needs and general corporate purposes.

On March 31, 2020, MAIT issued $125 million of 3.60% senior unsecured notes due 2032 and $125 million of 3.70% senior notes due 2035. Proceeds from the issuance of the senior notes were used: (i) to refinance existing debt, (ii) for capital expenditures, and (iii) for general corporate purposes.

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

On June 8, 2020, FE issued $750 million in senior unsecured notes in two separate series: (i) $300 million aggregate principal amounts of 1.600% Notes, Series A, due 2026 and (ii) $450 million aggregate principal amount of 2.250% Notes, Series B, due 2030. Proceeds from the issuance of the notes were used to repay all amounts outstanding under the 364-day term loan due September 2020.

On June 29, 2020, PE issued $75 million of 2.67% FMBs due 2032 and $100 million of 3.43% FMBs due 2051. Proceeds of the issuance of the FMBs were used to repay short-term borrowings under the FirstEnergy regulated money pool, to fund capital expenditures, and for general corporate purposes.

On July 20, 2020, CEI issued $150 million of 2.77% senior unsecured notes due 2034 and $100 million of 3.23% senior unsecured notes due 2040. Proceeds from the issuance of the senior notes were used to refinance existing short-term borrowings, to fund capital expenditures, for general corporate purposes, or any combination of the above.

Cash Flows From Investing Activities

Cash used for investing activities in the first six months of 2020 principally represented cash used for property additions. The following table summarizes investing activities for the first six months of 2020 and 2019:

	For the Six Months Ended June 30,		Increase
Cash Used for Investing Activities	2020	2019	(Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$724	$672	$52
Regulated Transmission	539	531	8
Corporate / Other	29	25	4
Investments	14	20	(6)
Asset removal costs	102	103	(1)
Other	(2)	(15)	13
	$1,406	$1,336	$70

Cash used for investing activities for the first six months of 2020 increased $70 million, compared to the same period of 2019, primarily due to higher property additions. The increase in property additions was due to an increase of $52 million at Regulated Distribution for investments to improve and modernize the electric system.

GUARANTEES AND OTHER ASSURANCES
FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of June 30, 2020, was approximately $1.7 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
AE Supply asset sales(1)	$570
Deferred compensation arrangements	474
Fuel related contracts and other	5
1,049
FE’s Guarantees on Other Assurances
Global holding facility	114
Deferred compensation arrangements	148
Surety Bonds	339
LOCs and other	16
617
Total Guarantees and Other Assurances	$1,666
(1)As a condition to closing AE Supply’s sale of four natural gas generating plants in December 2017, FE provided the purchaser two limited three-year guarantees totaling $555 million of certain obligations of AE Supply and AGC. In addition, as a condition to closing AE Supply’s transfer of Pleasants Power Station and as contemplated under the FES Bankruptcy settlement agreement, FE has provided two guarantees totaling $15 million for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility.

Collateral and Contingent-Related Features

In the normal course of business, FE and its subsidiaries may enter into physical or financially settled contracts for the sale and purchase of electric capacity, energy, fuel and emission allowances. Certain agreements contain provisions that require FE or its subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FE’s or its subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty.

Certain agreements entered into by FE and its subsidiaries have margining provisions that require posting of collateral. As of June 30, 2020, $1 million of collateral has been posted by FE or its subsidiaries.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2020:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon further downgrade	$47	$—	$47
Surety Bonds (collateralized amount)(1)	66	257	323
Total Exposure from Contractual Obligations	$113	$257	$370
(1)Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations (typical obligations require 30 days to cure).

Other Commitments and Contingencies

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding’s outstanding principal balance is $114 million as of June 30, 2020. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

Commodity Price Risk

FirstEnergy has limited exposure to financial risks resulting from fluctuating commodity prices, including prices for electricity, natural gas, coal and energy transmission. FirstEnergy’s Risk Management and Risk Policy Committees are responsible for promoting the effective design and implementation of sound risk management programs and oversees compliance with corporate risk management policies and established risk management practice.

The valuation of derivative contracts is based on observable market information. As of June 30, 2020, FirstEnergy has a net liability of $5 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of June 30, 2020, the FirstEnergy pension plan assets were allocated approximately as follows: 29% in equity securities, 42% in fixed income securities, 9% in absolute return strategies, 9% in real estate, 4% in private equity, 4% in derivatives and 3% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. As a result of this contribution and pension investment performance returns to date, FirstEnergy expects no required contributions through 2021. As of June 30, 2020, FirstEnergy’s OPEB plan assets were allocated approximately 52% in equity securities, 43% in fixed income securities and 5% in cash and short-term securities. See Note 5, “Pension and Other Post-Employment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans.

Through June 30, 2020, FirstEnergy’s pension and OPEB plan assets have gained approximately 5.7% and 0.3%, respectively, as compared to an annual expected return on plan assets of 7.5%. On February 27, 2020, FirstEnergy remeasured its plan assets, and from that date through June 30, 2020, FirstEnergy’s pension and OPEB plan assets have gained approximately 2.7% and 2.2%, respectively.

NDT funds have been established to satisfy JCP&L, ME and PN’s nuclear decommissioning obligations associated with TMI-2. As of June 30, 2020, approximately 15% of the funds were invested in fixed income securities and 85% were invested in short-term investments, with limitations related to concentration and investment grade ratings. The investments are carried at their market values of approximately $132 million and $769 million for fixed income securities and short-term investments, respectively, as of June 30, 2020, excluding $19 million of net receivables, payables and accrued income. A decline in the value of JCP&L, ME and PN’s NDTs or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During the six months ended June 30, 2020, JCP&L, ME and PN made no contributions to the NDTs.

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

CREDIT RISK

Credit risk is the risk that FirstEnergy would incur a loss as a result of nonperformance by counterparties of their contractual obligations. FirstEnergy maintains credit policies and procedures with respect to counterparty credit (including requirement that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstance in order to limit counterparty credit risk. In addition, in response to the COVID-19 pandemic, FirstEnergy has increased reviews of counterparties, customers and industries that have been negatively impacted, which could affect meeting contractual obligations with FirstEnergy. FirstEnergy has concentrations of suppliers and customers among electric utilities, financial institutions and energy marketing and trading companies. These concentrations may impact FirstEnergy’s overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions. In the event an energy supplier of the Ohio Companies, Pennsylvania Companies, JCP&L or PE defaults on its obligation, the affected company would be required to seek replacement power in the market. In general, subject to regulatory review or other processes, it is expected that appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities. FirstEnergy’s credit policies to manage credit risk include the use of an established credit approval process, daily credit mitigation provisions, such as margin, prepayment or collateral requirements, and surveys to determine negative impacts to essential vendors as a result of the COVID-19 pandemic. FirstEnergy and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties’ credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.

OUTLOOK

CARES ACT

On March 27, 2020, the President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including making remaining AMT credits immediately refundable; providing a 5-year carryback of NOLs generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. FirstEnergy has approximately $18 million of refundable AMT credits that will be fully refundable through the CARES Act, however, does not expect to generate additional income tax refunds from the NOL carryback provision and expects interest to be fully deductible starting in 2020. FirstEnergy does not currently expect the other provisions of the CARES Act to have a material effect on current income tax expense or the realizability of deferred income tax assets.

On July 28, 2020, the IRS issued final regulations implementing interest expense deduction limitation rules under section 163(j) of the Internal Revenue Code. The final regulations changed certain rules on the computation of interest expense and limitation amount, as well as rules relevant to status as a regulated utility business and the allocation of consolidated group interest expense between utility and non-utility businesses. FirstEnergy is analyzing the potential impacts of the final regulations, including any impact they have resulting from the CARES Act.

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

Maryland’s Governor issued an order on March 16, 2020, forbidding utilities from terminating residential service or charging late fees for non-payment for the duration of the COVID-19 pandemic. On April 9, 2020, the MDPSC issued an order allowing utilities to track and create a regulatory asset for future recovery of all prudently-incurred incremental costs arising from the COVID-19 pandemic, including incremental uncollectible expenses. On July 8, 2020, the MDPSC issued a notice opening a public conference to collect information from utilities and other stakeholders about the impacts of the COVID-19 pandemic on the utilities and their customers, and indicated that it would hold a hearing to discuss that information in late August 2020.

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

On February 18, 2020, JCP&L submitted a filing with the NJBPU requesting a distribution base rate increase of $186.9 million on an annual basis, which represents an overall average increase in JCP&L rates of 7.8%. The filing seeks to recover certain costs associated with providing safe and reliable electric service to JCP&L customers, along with recovery of previously incurred storm costs. JCP&L proposed a rate effective date of March 19, 2020. On March 9, 2020, the Board issued an order suspending JCP&L’s proposed rates for four months. Based on the historical procedures of the NJBPU Board a second suspension order is expected with revised base rates becoming effective in late November 2020. JCP&L filed updates to the requested distribution base rate in both June and July 2020, resulting in JCP&L seeking a total annual distribution base rate increase of approximately

$185 million. On August 11, 2020, the administrative law judge issued a prehearing order with a procedural schedule that calls for evidentiary hearings to occur the week of November 16, 2020.

On April 6, 2020, JCP&L signed an asset purchase agreement with Yards Creek Energy, LLC, a subsidiary of LS Power to sell its 50% interest in the Yards Creek pumped-storage hydro generation facility in NJ (210 MWs). Subject to terms and conditions of the agreement, the base purchase price is $155 million. Completion of the transaction is subject to several closing conditions, including approval by the NJBPU and FERC. On July 31, 2020, FERC approved transfer of JCP&L’s interest in the hydroelectric operating license; however, JCP&L’s application for authorization to transfer its ownership interest in the Yards Creek facility remains pending at FERC. There can be no assurance that all regulatory approvals will be obtained and/or all closing conditions will be satisfied or that the transaction will be consummated. JCP&L currently anticipates closing of the transaction to occur in the first half of 2021. Assets held for sale on the FirstEnergy Consolidated Balance Sheet associated with the transaction consist of property, plant and equipment of $44 million, which is included in the regulated distribution segment. Treatment of the gain is subject to NJBPU approval.

On June 10, 2020, the NJBPU issued an order establishing a framework for the filing of utility-run energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act. Under the established framework, JCP&L will recover its program investments over a ten year amortization period and its operations and maintenance expenses on an annual basis, be eligible to receive lost revenues on energy savings that resulted from its programs and be eligible for incentives or subject to penalties based on its annual program performance, beginning in the fifth year of its program offerings. JCP&L’s energy efficiency and peak demand reduction program plan is required to be filed no later than September 25, 2020, and is anticipated to be implemented July 1, 2021.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently-incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 through September 30, 2021, or until the Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case.

OHIO

The Ohio Companies operate under base distribution rates approved by the PUCO effective in 2009. The Ohio Companies’ residential and commercial base distribution revenues are decoupled, through a mechanism that took effect on February 1, 2020, to the base distribution revenue and lost distribution revenue associated with energy efficiency and peak demand reduction programs recovered as of the twelve-month period ending on December 31, 2018. The Ohio Companies currently operate under ESP IV effective June 1, 2016, and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues the DCR rider, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) the collection of lost distribution revenues associated with energy efficiency and peak demand reduction programs; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio. ESP IV further provided for the Ohio Companies to collect through the DMR $132.5 million annually for three years beginning in 2017, grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. On appeal, the SCOH, on June 19, 2019, reversed the PUCO’s determination that the DMR is lawful, and remanded the matter to the PUCO with instructions to remove the DMR from ESP IV. On August 20, 2019, the SCOH denied the Ohio Companies’ motion for reconsideration. The PUCO entered an Order directing the Ohio Companies to cease further collection through the DMR, credit back to customers a refund of the DMR funds collected since July 2, 2019, and remove the DMR from ESP IV. On July 15, 2019, OCC filed a Notice of Appeal with the SCOH, challenging the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017 and claiming a $42 million refund is due to OE customers. The Ohio Companies are contesting this appeal but are unable to predict the outcome of this matter. The SCOH heard the argument on this matter on May 12, 2020.

On July 23, 2019, Ohio enacted legislation establishing support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, the legislation included a provision implementing a decoupling mechanism for Ohio electric utilities and ending current energy efficiency program mandates on December 31, 2020, provided that statewide energy efficiency mandates are achieved as determined by the PUCO. On February 26, 2020, the PUCO ordered that a wind-down of statutorily required energy efficiency programs shall commence on September 30, 2020, and the programs shall terminate on December 31, 2020, and that the Ohio Companies’ existing portfolio plans are extended through 2020 without changes.

On November 21, 2019, the Ohio Companies applied to the PUCO for approval of a decoupling mechanism, which would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. On January 15, 2020, the PUCO approved the Ohio Companies’ decoupling application, and the decoupling mechanism took effect on February 1, 2020. Ohio Senate Bill 346 and Ohio House Bill 738 were introduced on July 28, 2020 and July 29, 2020, respectively, and each would, among other things, repeal the Ohio legislation that established support for nuclear energy supply in Ohio and a provision that provides for a decoupling mechanism for Ohio electric utilities as well as ending current energy efficiency program mandates.

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

In March 2020, the PUCO issued entries directing utilities to review their service disconnection and restoration policies and suspend, for the duration of the COVID-19 pandemic, otherwise applicable requirements that may impose a service continuity hardship or service restoration hardship on customers. The Ohio Companies are utilizing their existing approved cost recovery mechanisms where applicable to address the financial impacts of these directives. On July 31, 2020, the Ohio Companies filed with the PUCO their transition plan and requests for waivers to allow for the safe resumption of normal business operations, including service disconnections for non-payment, on or after September 15, 2020.

On July 29, 2020, the PUCO consolidated the Ohio Companies’ Applications for determination of the existence of significantly excessive earnings, or SEET, under ESP IV for calendar years 2018 and 2019, which had been previously filed on July 15, 2019, and May 15, 2020, respectively, and set a procedural schedule with evidentiary hearings scheduled for October 29, 2020. The calculations included in the Ohio Companies’ SEET filings for calendar years 2018 and 2019 demonstrate that the Ohio Companies did not have significantly excessive earnings, however, FirstEnergy and the Ohio Companies are unable to predict the PUCO’s ultimate determination of the applications. On August 3, 2020, the OCC filed an interlocutory appeal asking the PUCO to stay the SEET proceeding until the SCOH determines whether DMR should be excluded from the SEET, as further discussed above. Further, on July 29, 2020, Ohio House Bill 740 was introduced, which would repeal legislation passed last year that permitted the Ohio Companies to file their SEET results on a consolidated basis instead of on an individual company basis.

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

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. The Pennsylvania Companies’ Phase III EE&C plans for the June 2016 through May 2021 period, which were approved in March 2016, with expected costs up to $390 million, are designed to achieve the targets established in the PPUC’s Phase III Final Implementation Order with full recovery through the reconcilable EE&C riders. On June 18, 2020, the PPUC entered a Final Implementation Order for a Phase IV EE&C Plan, operating from June 2021 through May 2026. The Final Implementation Order set demand reduction targets, relative to 2007 to 2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWH for ME, 3.0% MWH for PN, 2.7% MWH for Penn, and 2.4% MWH for WP. Phase IV plans must be filed by November 30, 2020.

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

Following the Pennsylvania Companies’ 2016 base rate proceedings, the PPUC ruled in a separate proceeding related to the DSIC mechanisms that the Pennsylvania Companies were not required to reflect federal and state income tax deductions related to DSIC-eligible property in DSIC rates, which decision was appealed by the Pennsylvania OCA to the Pennsylvania

Commonwealth Court. The Commonwealth Court reversed the PPUC’s decision and remanded the matter to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. On April 7, 2020, the Pennsylvania Supreme Court issued an Order granting Petitions for Allowance of Appeal by both the PPUC and the Pennsylvania Companies of the Commonwealth Court’s Opinion and Order. Briefs were filed on June 25, 2020. An adverse ruling by the Pennsylvania Supreme Court is not expected to result in a material impact to FirstEnergy.

The PPUC issued an order on March 13, 2020, forbidding utilities from terminating residential service for non-payment for the duration of the COVID-19 pandemic. On May 13, 2020, the PPUC issued a Secretarial letter directing utilities to track all prudently-incurred incremental costs arising from the COVID-19 pandemic, and to create a regulatory asset for future recovery of incremental uncollectibles incurred as a result of the COVID-19 pandemic and termination moratorium.

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

On March 13, 2020, the WVPSC urged all utilities to suspend utility service terminations except where necessary as a matter of safety or where requested by the customer. On May 15, 2020, the WVPSC issued an order to authorize MP and PE to record a deferral of additional, extraordinary costs directly related to complying with the various COVID-19 government shut-down orders and operational precautions, including impacts on uncollectible expense and cash flow related to temporary discontinuance of service terminations for non-payment and any credits to minimum demand charges associated with business customers adversely impacted by shut-downs or temporary closures related to the pandemic.

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

FERC regulates the sale of power for resale in interstate commerce in part by granting authority to public utilities to sell wholesale power at market-based rates upon showing that the seller cannot exert market power in generation or transmission or erect barriers to entry into markets. The Utilities and AE Supply each have been authorized by FERC to sell wholesale power in interstate commerce at market-based rates and have a market-based rate tariff on file with FERC, although in the case of the Utilities major wholesale purchases remain subject to review and regulation by the relevant state commissions.

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

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, certain income tax-related adjustments, including, but not limited to impacts from the Tax Act discussed further below, and certain costs for transmission-related vegetation management programs. The amount on FirstEnergy’s Consolidated Balance Sheet for these regulatory assets was approximately $76 million and $73 million, as of June 30, 2020 and December 31, 2019, respectively. Per prior FERC orders, ATSI included a “cost-benefit study” to support recovery of ATSI’s costs to move to PJM, and the MISO transmission project costs that were allocated to ATSI. Certain intervenors filed protests of the formula rate amendments on May 29, 2020, and ATSI filed a reply on June 15, 2020. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund, suspending the effective date for five months, and setting the matter for hearing and settlement proceedings. ATSI is engaged in settlement negotiations with the other parties.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. Certain intervenors filed protests of the compliance filings, to which ATSI and MAIT responded. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. These compliance filings each remain pending before FERC. MP, WP and PE – as holders of a “stated” transmission rate – are allowed to address these requirements in the course of their next transmission rates proceeding. JCP&L is addressing these requirements as part of its pending transmission formula rate case.

Transmission ROE Methodology

FERC’s methodology for calculating electric transmission utility ROE has been in transition as a result of an April 14, 2017 ruling by the D.C. Circuit that vacated FERC’s then-effective methodology. On October 16, 2018, FERC issued an order in which it proposed a revised ROE methodology. FERC proposed that, for complaint proceedings alleging that an existing ROE is not just and reasonable, FERC will rely on three financial models - discounted cash flow, capital-asset pricing, and expected earnings - to establish a composite zone of reasonableness to identify a range of just and reasonable ROEs. FERC then will utilize the transmission utility’s risk relative to other utilities within that zone of reasonableness to assign the transmission utility to one of three quartiles within the zone. FERC would take no further action (i.e., dismiss the complaint) if the existing ROE falls within the identified quartile. However, if the replacement ROE falls outside the quartile, FERC would deem the existing ROE presumptively unjust and unreasonable and would determine the replacement ROE. FERC would add a fourth financial model risk premium to the analysis to calculate a ROE based on the average point of central tendency for each of the four financial models. On March 21, 2019, FERC established NOIs to collect industry and stakeholder comments on the revised ROE methodology that is described in the October 16, 2018 decision, and also whether to make changes to FERC’s existing policies and practices for awarding transmission rates incentives. On November 21, 2019, FERC announced in a complaint proceeding involving MISO utilities that FERC would rely on the discounted cash flow and capital-asset pricing models as the basis for establishing ROE. Certain parties, including the Utilities, sought rehearing of FERC’s decision in the MISO utilities proceeding and, on May 21, 2020, FERC issued Opinion No. 569-A that changed FERC’s ROE methodology. Under this methodology FERC established an ROE that is based on three financial models – discounted cash flow, capital-asset pricing, and risk premium – to calculate a composite zone of reasonableness. FERC noted that utilities could, in utility-specific proceedings, ask to have the expected earnings methodology included in calculating the utility’s authorized ROE. FERC also noted that, going forward, it will divide that zone into three equal parts, to be used for high risk, normal risk, and low risk utilities. A given utility will be assigned to one of these three parts of the zone of reasonableness, and its ROE will be set at the median or midpoint of the other utilities that are in the applicable third of the zone. FirstEnergy filed a request for rehearing, which FERC denied on July 22, 2020. FirstEnergy also initiated appellate proceedings of FERC’s Opinion Nos. 569 and 569-A. Any changes to FERC’s transmission rate ROE and incentive policies would be applied on a prospective basis.

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the

2005 Energy Policy Act. Initial comments were submitted July 1, 2020, and reply comments were filed on July 16, 2020. FirstEnergy participated through EEI and through a consortium of PJM Transmission Owners.

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

In February 2019, the EPA announced its final decision to retain without changes the NAAQS for SO2, specifically retaining the 2010 primary (health-based) 1-hour standard of 75 PPB. As of June 30, 2020, FirstEnergy has no power plants operating in areas designated as non-attainment by the EPA.

In August 2016, the State of Delaware filed a CAA Section 126 petition with the EPA alleging that the Harrison generating facility’s NOx emissions significantly contribute to Delaware’s inability to attain the ozone NAAQS. The petition sought a short-term NOx emission rate limit of 0.125 lb./mmBTU over an averaging period of no more than 24 hours. In November 2016, the State of Maryland filed a CAA Section 126 petition with the EPA alleging that NOx emissions from 36 EGUs, including Harrison Units 1, 2 and 3, significantly contribute to Maryland’s inability to attain the ozone NAAQS. The petition sought NOx emission rate limits for the 36 EGUs by May 1, 2017. On September 14, 2018, the EPA denied both the States of Delaware and Maryland’s petitions under CAA Section 126. In October 2018, Delaware and Maryland appealed the denials of their petitions to the D.C. Circuit. In March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition seeks suitable emission rate limits for large stationary sources that are affecting New York’s air quality within the three years allowed by CAA Section 126. On May 3, 2018, the EPA extended the time frame for acting on the CAA Section 126 petition by six months to November 9, 2018. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On May 19, 2020, the D.C. Circuit affirmed the EPA’s denial of the Delaware petition and affirmed in part the denial of Maryland petition deferring to the EPA’s finding that upwind sources with SCR controls, including Harrison, are already optimizing their use and therefore it is not cost effective to require additional control measures. Thus, the D.C. Circuit dismissed the appeals filed by the States of Delaware and Maryland as to Harrison. The D.C. Circuit Court remanded to the EPA the issue raised in the Maryland petition, of whether EGU’s in upwind states utilizing SNCR controls could increase operating time thereby reducing NOx emissions that may impact downwind states’ ozone compliance. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. FirstEnergy is unable to predict the outcome of these matters or estimate the loss or range of loss.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. On December 2, 2019, the EPA published a proposed rule accelerating the date that certain CCR impoundments must cease accepting waste and initiate closure to August 31, 2020. The proposed rule allows for an extension of the closure deadline based on meeting proscribed site-specific criteria. On July 29, 2020, the EPA published a final rule revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allows for an extension of the closure deadline based on meeting proscribed site-specific criteria.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of June 30, 2020, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $104 million have been accrued through June 30, 2020. Included in the total are accrued liabilities of approximately $68 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

United States v. Larry Householder, et al

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Also, on July 21, 2020, and in connection with the investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020. FirstEnergy is cooperating fully in the investigation. No contingency has been reflected in FirstEnergy’s consolidated financial statements as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

Legal Proceedings Relating to United States v. Larry Householder, et al

In addition to the subpoenas referenced above under “—United States v. Larry Householder, et. al,”, certain FE stockholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, and the complaints in each of these suits is related to allegations in the complaint and supporting affidavit relating to Ohio House Bill 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder.

•Gendrich v. Anderson, et al and Sloan v. Anderson, et al (Common Pleas Court, Summit County, OH); on July 26, 2020 and July 31, 2020, respectively, purported stockholders of FE filed shareholder derivative action lawsuits against certain FE directors and officers, alleging, among other things, breaches of fiduciary duty.

•Smith v. FirstEnergy Corp. et al (Federal District Court, S.D. Ohio); on July 27, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE and FESC, alleging civil Racketeer Influenced and Corrupt Organizations Act violations.
•Owens v. FirstEnergy Corp. et al (Federal District Court, S.D. Ohio); on July 28, 2020, a purported stockholder of FE filed a putative class action lawsuit against FE and certain FE officers, purportedly on behalf of all purchasers of FE common stock from February 21, 2017 through July 21, 2020, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by FirstEnergy concerning its business and results of operations.
•Buldas v. FirstEnergy Corp. et al and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al (Federal District Court, S.D. Ohio); on July 31, 2020 and August 5, 2020, respectively, purported customers of FirstEnergy filed putative class action lawsuits against FE and FESC alleging civil violations of the Racketeer Influenced and Corrupt Organizations Act and the Ohio Corrupt Activity Act.
•Emmons v. FirstEnergy Corp. et al (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, OE, TE and CEI, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices.
•Miller v. Anderson, et al (Federal District Court, N.D. Ohio); on August 7, 2020, a purported stockholder of FE filed a shareholder derivative action lawsuit against certain FE directors and officers, alleging, among other things, breaches of fiduciary duty and violations of Section 14(a) of the Securities Exchange Act of 1934.

The plaintiffs in each of the above cases, seek, among other things, to recover an unspecified amount of damages. The Ohio Attorney General may be considering legal action and, in a letter dated July 24, 2020, notified FE of its duty to not destroy documents in its custody or control regarding Ohio House Bill 6. The outcome of any of these lawsuits is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows. No contingency has been reflected in FirstEnergy’s consolidated financial statements as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of June 30, 2020, JCP&L, ME and PN had in total approximately $882 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the transfer of: (i) the ownership and operating NRC licenses for TMI-2; (ii) the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) related liabilities of approximately $900 million as of June 30, 2020. There can be no assurance that the transfer will receive the required regulatory approvals and, even if approved, whether the conditions to the closing of the transfer will be satisfied. On November 12, 2019, JCP&L filed a Petition with the NJBPU seeking approval of the transfer and sale of JCP&L’s entire 25% interest in TMI-2 to TMI-2 Solutions, LLC. Also on November 12, 2019, JCP&L, ME, PN, GPUN and TMI-2 Solutions, LLC filed an application with the NRC seeking approval to transfer the NRC license for TMI-2 to TMI-2 Solutions, LLC. On Monday, August 10, 2020, JCP&L, ME, PN, GPUN, TMI-2 Solutions, LLC, and the PA DEP reached a settlement agreement regarding the decommissioning of TMI-2. The settlement agreement provides for increased and detailed oversight by the PA DEP over the decommissioning work, expenditures, and environmental impacts of the dismantlement of TMI-2 by TMI-2 Solutions, LLC. In addition, the PA DEP withdrew its objection to the TMI-2 transfer in the NRC proceedings. Both the NRC and NJBPU proceedings are ongoing. Assets and liabilities held for sale on the FirstEnergy Consolidated Balance Sheet associated with the transaction consist of asset retirement obligations of $709 million, NDTs of $882 million as well as property, plant and equipment with a net book value of zero, which are included in the regulated distribution segment.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (Issued June 2016 and subsequently updated): ASU 2016-13 removes all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. Prior to adoption, FirstEnergy analyzed its financial instruments within the scope of this guidance, primarily trade receivables and AFS debt securities. The adoption of this standard upon January 1, 2020 did not have a material impact to FirstEnergy’s financial statements and required additional disclosures in these Notes to the Consolidated Financial Statements. Please see above for additional information on FirstEnergy’s allowance for uncollectible customer receivables.

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

ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020): ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. FirstEnergy’s $3.5 billion Revolving Credit Facility bears interest at fluctuating interest rates based on LIBOR and contains provisions (requiring an amendment) in the event that LIBOR can no longer be used. As of June 30, 2020, FirstEnergy has not utilized any of the expedients discussed within this ASU.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 9, “Regulatory Matters,” and Note 10, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2019, and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which could materially affect FirstEnergy’s business, financial condition or future results. The information set forth in this report, including without limitation, the risk factors presented below, updates and should be read in conjunction with, the risk factors and information disclosed in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2019, and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. In addition, because we cannot predict the impact that COVID-19 will ultimately have, its actual impact may also exacerbate other risks discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and our Form 10-Q for the quarter ended March 31, 2020, any of which could have a material effect on us. The situation remains fluid and while we have not incurred significant disruptions thus far from the COVID-19 global pandemic, the likelihood of an adverse impact could increase the longer the global pandemic persists.

We Have Received Requests for Information Related to a Government Investigation, Which Could Divert Management’s Focus and Result in Substantial Investigation Expenses. The Investigation and Related Litigation Has Adversely Impacted the Trading Prices of our Securities and Could Have a Material Adverse Effect on our Reputation, Business, Financial Condition, Results of Operations or Cash Flows.

On July 21, 2020, we received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio requesting the production of information concerning an investigation surrounding Ohio House Bill 6 involving the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. We are reviewing the details of the subpoenas and the investigation, and we are cooperating fully with the U.S. Attorney’s Office in its investigation. Following the announcement of the investigation surrounding Ohio House Bill 6, certain of our stockholders and customers filed several lawsuits against us and certain current and former directors, officers and other employees. See Note 10, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements for additional details on the government investigation and subsequent litigation surrounding the investigation of Ohio House Bill 6.

The investigation and related litigation could divert management’s focus and result in substantial investigation expenses, or otherwise require the commitment of substantial corporate resources. Furthermore, the publicity of the investigation has had an adverse impact on the trading prices of our securities. The outcome of the government investigation and related litigation is inherently uncertain. If one or more legal matters were resolved against us, our reputation, business, financial condition, results of operations or cash flow may be adversely affected. Further, such an outcome could result in significant compensatory or punitive monetary damages, remedial corporate measures or other relief against us that could adversely impact our operations.

We are unable to predict the outcome, duration, scope, result or related costs of the investigation and related litigation and, therefore, any of these risks could impact us significantly beyond expectations. Moreover, we are unable to predict the potential for any additional investigations, litigation or regulatory actions, any of which could exacerbate these risks or expose us to potential criminal or civil liabilities, sanctions or other remedial measures.

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

In July 2020, as part of the PJM stakeholder process, proposed controversial amendments to the PJM Tariff were filed, which, if accepted by FERC, could limit discretionary investment in our transmission business. The terms of this proposed amendment would transfer control over parts of the transmission investment planning process from transmission owners, including us, to PJM. The inability to control the investment planning process could adversely affect our business operations, including the Energizing the Future program. In addition, the inability to control the investment planning process for our transmission business could adversely affect our results of operations and our financial condition.

Future Distributions to Shareholders May be Characterized for Shareholders’ Tax Purposes as a Return of Capital

When we make distributions to shareholders, we are required to subsequently determine and report the tax characterization of those distributions for purposes of shareholders’ income taxes. Whether a distribution is characterized as a dividend or a return of capital (and possible capital gain) depends upon an internal tax calculation to determine E&P for income tax purposes. E&P should not be confused with earnings or net income under GAAP. E&P is computed in the ordinary course following the completion of the taxable year and, therefore, it is possible that the final tax characterization of distributions may differ from estimates made at the time the distributions were actually paid.

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

Our internal calculation of E&P can be impacted by a variety of factors. It has been determined that a portion of the 2019 distributions to shareholders exceeds both current and accumulated E&P and, therefore has been characterized for shareholders’ tax purposes as a return of capital. Further, due to the FES Debtors’ emergence from bankruptcy in February 2020, which generated a large taxable loss for FirstEnergy’s consolidated tax group, it is anticipated that at least a portion of our current and future distributions will be characterized for shareholders’ tax purposes as a return of capital. Shareholders are urged to consult their own tax advisors regarding the income tax treatment of our distributions to them.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.
ITEM 6.  EXHIBITS

Exhibit Number		Description

(A)	3.2(a)	Amendment to the Amended and Restated Code of Regulations of FirstEnergy Corp.
	4.1	Officer’s Certificate dated June 8, 2020 (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.1, File No. 333-21011).
	4.2	Form of Series A Note (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.2, File No. 333-21011).
	4.3	Form of Series B Note (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.3, File No. 333-21011).
(B)	10.1	FirstEnergy Corp. 2020 Incentive Compensation Plan (incorporated by reference to FE’s Form 8-K filed May 20, 2020, Exhibit 10.1, File No. 333-21011).
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a).
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a).
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101).
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
August 17, 2020

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer