Form 10-K/A
period 2019-12-31
FIRSTENERGY CORP
filed 2020-11-19
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1
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

i

EXPLANATORY NOTE

On February 10, 2020, FirstEnergy Corp. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original 10-K”). On November 18, 2020, subsequent to the issuance of the Original 10-K, Company management, in consultation with the Audit Committee of the Company’s Board of Directors, concluded that there was a material weakness in internal control over financial reporting that existed as of December 31, 2019, and continues to exist as of the end of the third quarter of 2020. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

A committee of independent members of the Board of Directors ("Board") is directing an internal investigation related to ongoing government investigations. In connection with the Company’s internal investigation, such committee determined that certain former members of senior management, including the Company’s former chief executive officer, violated certain Company policies and its code of conduct. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the Board of Directors that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. It has not been determined if the payments were for the purposes represented within the consulting agreement. The matter is a subject of the ongoing internal investigation related to the government investigations.

The Company is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) solely for the purpose of amending the Original 10-K to: (i) amend and restate the (a) disclosure in the section titled “Management’s Report on Internal Control Over Financial Reporting” and (b) report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, in each case, to reflect that the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, and (ii) amend and restate the disclosure included in Item 9A. “Controls and Procedures,” to reflect the ineffective disclosure controls and procedures as a result of the material weakness. In addition, the Company included Note 18, "Subsequent Events", in Item 8 "Financial Statements And Supplementary Data".

As required by Rule 12b-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Company is filing a new consent from PricewaterhouseCoopers LLP. Accordingly, this Amendment amends Item 15. “Exhibits, Financial Statement Schedules” in the Original 10-K to reflect the filing of the new certifications and consent. Other than the foregoing, there are no changes being made to the Original 10-K. In addition, except as specifically described above, this Amendment does not reflect events occurring after the filing of the Original 10-K, nor does it modify or update disclosures therein in any way. Among other things, risk factors and forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original 10-K, and any such forward looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filings with the Original 10-K.

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE	Allegheny Energy, Inc., a Maryland utility holding company that merged with a subsidiary of FirstEnergy on February 25, 2011, which subsequently merged with and into FE on January 1, 2014
AESC	Allegheny Energy Service Corporation, a subsidiary of FirstEnergy Corp.
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, formerly a generation subsidiary of AE Supply that became a wholly owned subsidiary of MP in May 2018
ATSI	American Transmission Systems, Incorporated, formerly a direct subsidiary of FE that became a subsidiary of FET in April 2012, which owns and operates transmission facilities
BSPC	Bay Shore Power Company
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
CES	Competitive Energy Services, formerly a reportable operating segment of FirstEnergy
FE	FirstEnergy Corp., a public utility holding company
FELHC	FirstEnergy License Holding Company
FENOC	FirstEnergy Nuclear Operating Company, a subsidiary of FE, which operates NG's nuclear generating facilities
FES	FirstEnergy Solutions Corp., together with its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C., and FGMUC, which provides energy-related products and services
FES Debtors	FES and FENOC
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, formerly known as Allegheny Energy Transmission, LLC, which is the parent of ATSI, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	FirstEnergy Generation, LLC, a wholly owned subsidiary of FES, which owns and operates non-nuclear generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a wholly owned subsidiary of FG, which has certain leasehold interests in a portion of Unit 1 at the Bruce Mansfield plant
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPU	GPU, Inc., former parent of JCP&L, ME and PN, that merged with FE on November 7, 2001
GPUN	GPU Nuclear, Inc., a subsidiary of FE, which operates TMI-2
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	FirstEnergy Nuclear Generation, LLC, a wholly owned subsidiary of FES, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ACE	Affordable Clean Energy	DTA	Deferred Tax Asset
ADIT	Accumulated Deferred Income Taxes	E&P	Earnings and Profits
AEP	American Electric Power Company, Inc.	EDC	Electric Distribution Company
AFS	Available-for-sale	EDCP	Executive Deferred Compensation Plan
AFUDC	Allowance for Funds Used During Construction	EDIS	Electric Distribution Investment Surcharge
ALJ	Administrative Law Judge	EE&C	Energy Efficiency and Conservation
AMT	Alternative Minimum Tax	EGS	Electric Generation Supplier
ANI	American Nuclear Insurers	EGU	Electric Generation Units
AOCI	Accumulated Other Comprehensive Income	EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ARO	Asset Retirement Obligation	ENEC	Expanded Net Energy Cost
ARP	Alternative Revenue Program	EPA	United States Environmental Protection Agency
ASC	Accounting Standard Codification	EPS	Earnings per Share
ASU	Accounting Standards Update	ERO	Electric Reliability Organization
AYE DCD	Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors	ESOP	Employee Stock Ownership Plan
AYE Director's Plan	Allegheny Energy, Inc. Non-Employee Director Stock Plan	ESP IV	Electric Security Plan IV
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	Facebook®	Facebook is a registered trademark of Facebook, Inc.
Bath County	Bath County Pumped Storage Hydro-Power Station	FASB	Financial Accounting Standards Board
BGS	Basic Generation Service	FE Tomorrow	FirstEnergy's initiative launched in late 2016 to identify its optimal organizational structure and properly align corporate costs and systems to efficiently support a fully regulated company going forward
BNSF	BNSF Railway Company	FERC	Federal Energy Regulatory Commission
bps	Basis points	FES Bankruptcy	FES Debtors' voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court
CAA	Clean Air Act	Fitch	Fitch Ratings
CBA	Collective Bargaining Agreement	FMB	First Mortgage Bond
CCR	Coal Combustion Residuals	FPA	Federal Power Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	FTR	Financial Transmission Right
CFL	Compact Fluorescent Light	GAAP	Accounting Principles Generally Accepted in the United States of America
CFR	Code of Federal Regulations	GHG	Greenhouse Gases
CO2	Carbon Dioxide	IBEW	International Brotherhood of Electrical Workers
CPP	EPA's Clean Power Plan	ICP 2007	FirstEnergy Corp. 2007 Incentive Compensation Plan
CSAPR	Cross-State Air Pollution Rule	ICP 2015	FirstEnergy Corp. 2015 Incentive Compensation Plan
CSX	CSX Transportation, Inc.	IIP	Infrastructure Investment Program
CTA	Consolidated Tax Adjustment	IRS	Internal Revenue Service
CWA	Clean Water Act	ISO	Independent System Operator
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit	JCP&L Reliability Plus	JCP&L Reliability Plus IIP
DCPD	Deferred Compensation Plan for Outside Directors	kV	Kilovolt
DCR	Delivery Capital Recovery	KWH	Kilowatt-hour
DMR	Distribution Modernization Rider	LBR	Little Blue Run
DPM	Distribution Platform Modernization	LED	Light Emitting Diode
DSIC	Distribution System Improvement Charge	LIBOR	London Interbank Offered Rate
DSP	Default Service Plan	LOC	Letter of Credit

LS Power	LS Power Equity Partners III, LP	POR	Purchase of Receivables
LSE	Load Serving Entity	PPA	Purchase Power Agreement
LTIIPs	Long-Term Infrastructure Improvement Plans	PPB	Parts per Billion
MDPSC	Maryland Public Service Commission	PPUC	Pennsylvania Public Utility Commission
MGP	Manufactured Gas Plants	PUCO	Public Utilities Commission of Ohio
MISO	Midcontinent Independent System Operator, Inc.	PURPA	Public Utility Regulatory Policies Act of 1978
mmBTU	One Million British Thermal Units	RCRA	Resource Conservation and Recovery Act
Moody’s	Moody’s Investors Service, Inc.	REC	Renewable Energy Credit
MW	Megawatt	Regulation FD	Regulation Fair Disclosure promulgated by the SEC
MWH	Megawatt-hour	RFC	ReliabilityFirst Corporation
NAAQS	National Ambient Air Quality Standards	RFP	Request for Proposal
NAV	Net Asset Value	RGGI	Regional Greenhouse Gas Initiative
NDT	Nuclear Decommissioning Trust	ROE	Return on Equity
NEIL	Nuclear Electric Insurance Limited	RSS	Rich Site Summary
NERC	North American Electric Reliability Corporation	RSU	Restricted Stock Unit
NJBPU	New Jersey Board of Public Utilities	RTEP	Regional Transmission Expansion Plan
NMB	Non-Market Based	RTO	Regional Transmission Organization
NOL	Net Operating Loss	S&P	Standard & Poor’s Ratings Service
NOx	Nitrogen Oxide	SBC	Societal Benefits Charge
NPDES	National Pollutant Discharge Elimination System	SCOH	Supreme Court of Ohio
NRC	Nuclear Regulatory Commission	SEC	United States Securities and Exchange Commission
NSR	New Source Review	SIP	State Implementation Plan(s) Under the Clean Air Act
NUG	Non-Utility Generation	SO2	Sulfur Dioxide
NYPSC	New York State Public Service Commission	SOS	Standard Offer Service
OCA	Office of Consumer Advocate	SPE	Special Purpose Entity
OCC	Ohio Consumers' Counsel	SREC	Solar Renewable Energy Credit
OEPA	Ohio Environmental Protection Agency	SSO	Standard Service Offer
OMAEG	Ohio Manufacturers' Association Energy Group	SVC	Static Var Compensator
OPEB	Other Post-Employment Benefits	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
OPEIU	Office and Professional Employees International Union	TMI-2	Three Mile Island Unit 2
OPIC	Other Paid-in Capital	Twitter®	Twitter is a registered trademark of Twitter, Inc.
OSHA	Occupational Safety and Health Administration	UCC	Official committee of unsecured creditors appointed in connection with the FES Bankruptcy
OVEC	Ohio Valley Electric Corporation	UWUA	Utility Workers Union of America
PA DEP	Pennsylvania Department of Environmental Protection	VEPCO	Virginia Electric and Power Company
PCRB	Pollution Control Revenue Bond	VIE	Variable Interest Entity
PJM	PJM Interconnection, L.L.C.	VMS	Vegetation Management Surcharge
PJM Region	The aggregate of the zones within PJM	VSCC	Virginia State Corporation Commission
PJM Tariff	PJM Open Access Transmission Tariff	WVPSC	Public Service Commission of West Virginia
POLR	Provider of Last Resort

v

PART II

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FirstEnergy required in this item are set forth beginning on page 4. The only changes from the financial statements filed with FirstEnergy’s Original 10-K are changes to the Report of Independent Registered Public Accounting Firm on page 2, and the addition of Note 18, "Subsequent Events", on page 62.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to its senior management failing to set an appropriate tone at the top. Specifically, certain members of senior management failed to reinforce the need for compliance with the Company’s policies and code of conduct, which resulted in inappropriate conduct that was inconsistent with the Company’s policies and code of conduct.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019. However, management has subsequently determined that a material weakness in internal control over financial reporting related to its senior management failing to set an appropriate tone at the top existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 10, 2020, except with respect to Note 18 and our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is November 19, 2020
We have served as the Company’s auditor since 2002.

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

On September 26, 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement dated August 26, 2018, by and among FirstEnergy, two groups of key FES creditors (collectively, the FES Key Creditor Groups), the FES Debtors and the UCC. The FES Bankruptcy settlement agreement resolves certain claims by FirstEnergy against the FES Debtors and all claims by the FES Debtors and the FES Key Creditor Groups against FirstEnergy, and includes the following terms, among others:
•FE will pay certain pre-petition FES Debtors employee-related obligations, which include unfunded pension obligations and other employee benefits.
•FE will waive all pre-petition claims (other than those claims under the Tax Allocation Agreement for the 2018 tax year) and certain post-petition claims, against the FES Debtors related to the FES Debtors and their businesses, including the full borrowings by FES under the $500 million secured credit facility, the $200 million credit agreement being used to support surety bonds, the BNSF Railway Company/CSX Transportation, Inc. rail settlement guarantee, and the FES Debtors' unfunded pension obligations.
•The nonconsensual release of all claims against FirstEnergy by the FES Debtors' creditors, which was subsequently waived pursuant to the Waiver Agreement, discussed below.
•A $225 million cash payment from FirstEnergy.
•An additional $628 million cash payment from FirstEnergy, which may be decreased by the amount, if any, of cash paid by FirstEnergy to the FES Debtors under the Intercompany Income Tax Allocation Agreement for the tax benefits related to the sale or deactivation of certain plants. On November 21, 2019, FirstEnergy, the FES Debtors, the UCC, and the FES Key Creditors Group entered into an amendment to the settlement agreement, which among other things, changed the $628 million note issuance, into a cash payment to be made upon emergence. The amendment was approved by the Bankruptcy Court on December 16, 2019.
•Transfer of the Pleasants Power Station and related assets, including the economic interests therein as of January 1, 2019, and a requirement that FE continues to provide access to the McElroy's Run CCR Impoundment Facility, which is not being transferred. In addition, FE provides guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility. On January 21, 2020, AE Supply, FG and a newly formed subsidiary of FG, entered into a letter agreement authorizing the transfer of Pleasants Power Station prior to the FES Debtors’ emergence from bankruptcy. The letter agreement was approved by the Bankruptcy Court on January 28, 2020. The transfer of the Pleasants Power Station was completed on January 30, 2020.
•FirstEnergy agrees to waive all pre-petition claims related to shared services and credit for nine months of the FES Debtors' shared service costs beginning as of April 1, 2018 through December 31, 2018, in an amount not to exceed $112.5 million, and FirstEnergy agrees to extend the availability of shared services until no later than June 30, 2020.
•Subject to a cap, FirstEnergy has agreed to fund a pension enhancement through its pension plan for voluntary enhanced retirement packages offered to certain FES employees, as well as offer certain other employee benefits (approximately $14 million recognized for the year ending December 31, 2019).
•FirstEnergy agrees to perform under the Intercompany Tax Allocation Agreement through the FES Debtors’ emergence from bankruptcy, at which time FirstEnergy will waive a 2017 overpayment for NOLs of approximately $71 million, reverse 2018 estimated payments for NOLs of approximately $88 million and pay the FES Debtors for the use of NOLs in an amount no less than $66 million for 2018. Based on the 2018 federal tax return filed in September 2019, FirstEnergy owes the FES debtors approximately $31 million associated with 2018, which will be paid upon emergence. Based on current estimates for the 2019 tax return to be filed in 2020, FirstEnergy estimates that it owes the FES Debtors approximately $83 million of which FirstEnergy has paid $14 million as of December 31, 2019. The estimated amounts owed to the FES Debtors for 2018 and 2019 tax returns excludes amounts allocated for non-deductible interest as discussed in Note 3, "Discontinued Operations." FirstEnergy is currently reconciling tax matters under the Intercompany Tax Allocation Agreement with the FES Debtors.

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
(1)Undistributed earnings were not allocated to participating securities for the year ended December 31, 2018, as income from continuing operations less dividends declared (common and preferred) and deemed dividends were a net loss. Undistributed earning allocated to participating securities for the year ended December 31, 2019 were immaterial.
(2)The shares of common stock issuable upon conversion of the preferred shares (26 million shares) were not included for 2018 as their inclusion would be anti-dilutive to basic EPS from continuing operations. Amounts allocated to preferred stockholders of $4 million for the year ended December 31,2019 are included within Income from continuing operations available to common stockholders for diluted earnings.

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

Consolidated VIEs
VIEs in which FirstEnergy is the primary beneficiary consist of the following (included in FirstEnergy’s consolidated financial statements):
•Ohio Securitization - In June 2013, SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all electric customer heating discounts, fuel and purchased power regulatory assets.
•JCP&L Securitization - JCP&L Transition Funding II sold transition bonds to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS.
•MP and PE Environmental Funding Companies - Bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE which issued environmental control bonds.
See Note 11, “Capitalization,” for additional information on securitized bonds.

Unconsolidated VIEs
FirstEnergy is not the primary beneficiary of the following VIEs:
•Global Holding - FEV holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales in U.S. and international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint ventures economic performance. FEV's ownership interest is subject to the equity method of accounting. As of December 31, 2019, the carrying value of the equity method investment was $28 million.
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

•PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of December 31, 2019, the carrying value of the equity method investment was $18 million.

•Purchase Power Agreements - FirstEnergy evaluated its PPAs and determined that certain NUG entities at its Regulated Distribution segment may be VIEs to the extent that they own a plant that sells substantially all of its output to the applicable utilities and the contract price for power is correlated with the plant’s variable costs of production.

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

•FES and FENOC - As a result of the Chapter 11 bankruptcy filing discussed in Note 3, "Discontinued Operations," FE evaluated its investments in FES and FENOC and determined they are VIEs. FE is not the primary beneficiary because it lacks a controlling interest in FES and FENOC, which are subject to the jurisdiction of the Bankruptcy Court as of March 31, 2018. The carrying values of the equity investments in FES and FENOC were zero at December 31, 2019.

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
(1)Excludes $176 million as of December 31, 2019, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.
(2)Net Asset Value used as a practical expedient to approximate fair value.
(3)Includes insurance annuities, bank loans and emerging markets debt.

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
(1)Excludes $68 million as of December 31, 2018, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.
(2)Net asset value used as a practical expedient to approximate fair value.
(3)The classification of Level 2 and 3 assets from the prior year, $779 million and $665 million, respectively, was adjusted in the current year presentation and included outside of the fair value hierarchy table as of December 31, 2018, as investments for which Net Asset Value is used as a practical expedient to approximate fair value in accordance with ASU 2015-07 "Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)".
(4)Includes insurance annuities, bank loans and emerging markets debt.

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

On December 22, 2017, the President signed into law the Tax Act, which included significant changes to the Internal Revenue Code of 1986 (as amended, the Code). The more significant changes that impacted FirstEnergy were as follows:
•Reduction of the corporate federal income tax rate from 35% to 21%, effective in 2018;
•Full expensing of qualified property, excluding rate regulated utilities, through 2022 with a phase down beginning in 2023;
•Limitations on interest deductions with an exception for rate regulated utilities, effective in 2018;
•Limitation of the utilization of federal NOLs arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward;
•Repeal of the corporate AMT and allowing taxpayers to claim a refund on any AMT credit carryovers.

	For the Years Ended December 31,
INCOME TAXES(1)	2019	2018	2017
	(In millions)
Currently payable (receivable)-
Federal	$(16)	$(16)	$14
State(2)	24	17	20
	8	1	34
Deferred, net-
Federal(3)	150	252	1,647
State(4)	60	243	40
	210	495	1,687
Investment tax credit amortization	(5)	(6)	(6)
Total income taxes	$213	$490	$1,715
(1)Income Taxes on Income from Continuing Operations.

(2)Excludes $1 million and $22 million of state tax expense associated with discontinued operations for the years ended December 31, 2018 and 2017, respectively.
(3)Excludes $(9) million, $(1.3) billion and $(771) million of federal tax benefit associated with discontinued operations for the years ended December 31, 2019, 2018 and 2017, respectively.
(4)Excludes $4 million, $12 million and $(69) million of state tax expense (benefit) associated with discontinued operations for the years ended December 31, 2019, 2018 and 2017, respectively.

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
(1)NUG contracts are subject to regulatory accounting and their amortization does not impact earnings.
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
(2)NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Low Volatility High Dividend Index, S&P 500 Index, MSCI World Index and MSCI AC World IMI Index.
(3)Primarily consists of short-term cash investments.
(4)Excludes $(16) million and $4 million as of December 31, 2019, and December 31, 2018, respectively, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

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
(1)Excludes short-term cash investments of $751 million, of which $747 million is classified as held for sale.
(2)Excludes short-term cash investments of $20 million.
(3)Includes $135 million classified as held for sale.

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

18. SUBSEQUENT EVENTS

United States v. Larry Householder, et al.

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

Legal Proceedings Relating to United States v. Larry Householder, et al.

In addition to the subpoenas referenced above under “—United States v. Larry Householder, et. al.”, certain FE stockholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, and the complaints in each of these suits is related to allegations in the complaint and supporting affidavit relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder.

•Gendrich v. Anderson, et al. and Sloan v. Anderson, et al. (Common Pleas Court, Summit County, OH); on July 26, 2020 and July 31, 2020, respectively, purported stockholders of FE filed shareholder derivative action lawsuits against certain FE directors and officers, alleging, among other things, breaches of fiduciary duty.
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FirstEnergy filed putative class action lawsuits against FE and FESC, as well as certain current and former FirstEnergy officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. These actions have been consolidated.
•Owens v. FirstEnergy Corp. et al. and Frand v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits against FE and certain FE officers, purportedly on behalf of all purchasers of FE common stock from February 21, 2017 through July 21, 2020, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by FirstEnergy concerning its business and results of operations.
•Emmons v. FirstEnergy Corp. et al. (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, OE, TE and CEI, along with FES, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices. On October 1, 2020, plaintiffs filed a First Amended Complaint, adding as a plaintiff a purported customer of FirstEnergy and alleging a civil violation of the Ohio Corrupt Activity Act and civil conspiracy against FE, FESC and FES.
•Miller v. Anderson, et al. (Federal District Court, N.D. Ohio); Bloom, et al. v. Anderson, et al.; Employees Retirement System of the City of St. Louis v. Jones, et al.; Beck v. Anderson et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Anderson et al.; Massachusetts Laborers Pension Fund v. Anderson et al.; The City of Philadelphia Board of Pensions and Retirement v. Anderson et al.; Atherton v. Dowling et al; Behar v. Anderson, et al. (U.S. District Court, S.D. Ohio); beginning on August 7, 2020, purported stockholders of FE filed shareholder derivative actions alleging the board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Securities Exchange Act of 1934.
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. (Common Pleas Court, Franklin County, OH); on September 23, 2020, the OH AG filed a complaint against several parties including FE and FESC, alleging, one cause of action, a civil violation of the Ohio Corrupt Activity Act in connection with the passage of HB 6. The OH AG sought a preliminary injunction to prevent each of the defendants, including FE and FESC, through the end of 2020, from: (i) contributing to any groups whose purpose is to keep or modify HB 6; (ii) making any public statements for or against any repeal or modification legislation concerning HB 6; (iii) lobbying, consulting, or advising on these matters; or (iv) contributing to any Ohio legislative candidates. The court denied the OH AG’s request for preliminary injunctive relief on October 2, 2020.
•City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH); on October 27, 2020, the Cities of Cincinnati and Columbus filed a complaint against several parties including FE, alleging a civil violation of the Ohio Corrupt Activity Act and seeking to enjoin the collection of the zero nuclear credit included in HB 6.
•Mitchell v. FirstEnergy Corp. et al. (Common Pleas Court, Fairfield County, OH); on October 6, 2020, an unsuccessful candidate for the Ohio legislature filed an amended complaint adding FirstEnergy Corp. to a previously filed Ohio Corrupt Activity Act civil lawsuit against now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. The amended complaint sought an amount in excess of $875,000, plus treble damages and other relief. On November 2, 2020, the plaintiff moved to voluntarily dismiss the claims without prejudice.

The plaintiffs in each of the above cases, seek, among other things, to recover an unspecified amount of damages (unless otherwise noted). In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. The outcome of any of these lawsuits and investigations are uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows.

Internal Investigation Relating to United States v. Larry Householder, et al.

As previously disclosed, a committee of independent members of the Board of Directors is directing an internal investigation related to ongoing government investigations. In connection with FirstEnergy’s internal investigation, such committee determined on October 29, 2020, to terminate FirstEnergy’s Chief Executive Officer, Charles E. Jones, together with two other executives: Dennis M. Chack, Senior Vice President of Product Development, Marketing, and Branding; and Michael J. Dowling, Senior Vice President of External Affairs. Each of these terminated executives violated certain FirstEnergy policies and its code of conduct. These executives were terminated as of October 29, 2020. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the Board of Directors that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. At this time, it has not been determined if the payments were for the purposes represented within the consulting agreement. Immediately following these terminations, the independent members of its Board appointed Mr. Steven E. Strah to the position of Acting Chief Executive Officer and Mr. Christopher D. Pappas, a current member of the Board, to the temporary position of Executive Director, each effective as of October 29, 2020. Mr. Donald T. Misheff will continue to serve as Non-Executive Chairman of the Board. Additionally, on November 8, 2020, Robert Reffner, Senior Vice President and Chief Legal Officer, and Ebony Yeboah-Amankwah, Vice President, General Counsel, and Chief Ethics Officer, were separated from FirstEnergy due to inaction and conduct that the Board determined was influenced by the improper tone at the top. The matter is a subject of the ongoing internal investigation as it relates to the government investigations.

Short-Term Borrowings/ Revolving Credit Facilities

FE and the Utilities and FET and certain of its subsidiaries participate in two separate five-year syndicated revolving credit facilities providing for aggregate commitments of $3.5 billion, which are available until December 6, 2022. Under the FE credit facility, an aggregate amount of $2.5 billion is available to be borrowed, repaid and reborrowed, subject to separate borrowing sublimits for each borrower including FE and its regulated distribution subsidiaries. Under the FET credit facility, an aggregate amount of $1.0 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sublimits for each borrower including FE's transmission subsidiaries. On November 17, 2020, FE and the Utilities and FET and certain of its subsidiaries entered into amendments to the FE credit facility and the FET credit facility, respectively. The amendments provide for modifications and/or waivers of (i) certain representations and warranties and (ii) certain affirmative and negative covenants, contained therein, which allowed FirstEnergy to regain compliance with such provisions. In addition, among other things, the amendment to the FE credit facility reduces the sublimit applicable to FE to $1.5 billion, and the amendments increased certain tiers of pricing applicable to borrowings under the credit facilities.

19. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

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

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to provide reasonable assurance that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2019. At the time that the Original 10-K was filed on February 10, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019. Subsequent to this evaluation, the Company’s current acting chief executive officer and current chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019, due to the material weakness in internal control over financial reporting described below.

Notwithstanding the material weakness described below, management has concluded that its consolidated financial statements included in the Original 10-K (and as presented in this Amendment) were not materially misstated and presented fairly, in all material respects, our consolidated financial statements as of December 31, 2019 and 2018, and as of and for each of the years in the three-year period ended December 31, 2019.

Management’s Report on Internal Control over Financial Reporting (Restated)

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of FirstEnergy’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain an effective control environment as our senior management failed to set an appropriate tone at the top. Specifically, certain members of senior management failed to reinforce the need for compliance with the Company’s policies and code of conduct, which resulted in inappropriate conduct that was inconsistent with the Company’s policies and code of conduct.

This control deficiency did not result in a material misstatement of our annual or interim consolidated financial statements. However, this control deficiency could have resulted in material misstatements to the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, our management has concluded that this control deficiency constitutes a material weakness.

In Management's Report on Internal Control over Financial Reporting included in our Original 10-K for the year ended December 31, 2019, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2019. Management subsequently concluded that the material weakness described above existed as of December 31, 2019. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Remediation Plans

Management and the Board of Directors take FirstEnergy’s internal control over financial reporting and the integrity of its financial statements seriously. Management, the Board of Directors, along with the Audit Committee, and its newly formed subcommittee, are currently working to remediate the material weakness identified above. While we expect to take other remedial actions, actions taken to date include:

•the appointment of a new acting chief executive officer and executive director to improve the tone at the top;

•the termination of certain members of senior management, including FirstEnergy’s former chief executive officer, for violations of certain Company policies and its code of conduct;

•the separation of two senior members of the legal department, due to inaction and conduct that the Board determined was influenced by the improper tone at the top; and

•the establishment of the new subcommittee of FirstEnergy’s Audit Committee, who, with the Board, will oversee the assessment and implementation of potential changes (as appropriate) in FirstEnergy’s compliance program.

Management currently does not have an expected timetable for the execution and completion of a remediation plan. Management and the Board of Directors are committed to maintaining a strong internal control environment and will make every effort to ensure that the material weakness described above will be promptly remediated, however, the material weakness cannot be considered remediated until the applicable remedial control is implemented and operates for a sufficient period of time to allow management to conclude, through testing, that this remediation plan is implemented and the control is operating effectively.

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

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as a part of this report on Form 10-K/A:
1. Financial Statements:
Management’s Report on Internal Control Over Financial Reporting for FirstEnergy Corp. is listed under Item 9A, "Controls and Procedures" herein.
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
2
Schedule II — Consolidated Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2019, are listed herein on page:

Page
68
3. Exhibits

The following exhibits are filed as part of this Amendment.
Exhibit Number

(A) 23	Consent of Independent Registered Public Accounting Firm.

(A) 31.1	Certification of acting chief executive officer, pursuant to Rule 13a-14(a)

(A) 31.2	Certification of chief financial officer, pursuant to Rule 13a-14(a).

(A) 32	Certification of acting chief executive officer and chief financial officer, pursuant to 18 U.S.C. §1350.

101	The following materials from the Annual Report on Form 10-K/A for FirstEnergy Corp. for the period ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

(A)	Provided herein in electronic format as an exhibit.

Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, FirstEnergy has not filed as an exhibit to this Form 10-K/A any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of its respective total assets, but hereby agrees to furnish to the SEC on request any such documents.

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
(1)Represents recoveries and reinstatements of accounts previously written off for uncollectible accounts.
(2)Represents the write-off of accounts considered to be uncollectible.
(3)Starting in 2018, valuation allowances are now being recorded against federal and state DTA's related to disallowed business interest and certain employee remuneration, in addition to the state and local DTA's in the prior years presented.
(4)Amounts relate to the FES Debtors and are included in discontinued operations. See Note 3, "Discontinued Operations" for additional information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTENERGY CORP.
BY:	/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer
Date: November 19, 2020

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Steven E. Strah
Steven E. Strah
President and Acting Chief Executive Officer
(Principal Executive Officer)

/s/ Donald T. Misheff
Donald T. Misheff
Director
(Non-Executive Chairman of Board)

/s/ K. Jon Taylor	/s/ Jason J. Lisowski
K. Jon Taylor	Jason J. Lisowski
Senior Vice President and Chief Financial Officer	Vice President, Controller and Chief Accounting Officer
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ Michael J. Anderson	/s/ Christopher D. Pappas
Michael J. Anderson	Christopher D. Pappas
Director	Director

/s/ Steven J. Demetriou	/s/ Sandra Pianalto
Steven J. Demetriou	Sandra Pianalto
Director	Director

/s/ Julia L. Johnson	/s/ Luis A. Reyes
Julia L. Johnson	Luis A. Reyes
Director	Director

/s/ Thomas N. Mitchell	/s/ Leslie M. Turner
Thomas N. Mitchell	Leslie M. Turner
Director	Director

/s/ James F. O'Neil III
James F. O'Neil III
Director
Date: November 19, 2020