Form 10-Q
period 2020-09-30
FIRSTENERGY CORP
filed 2020-11-19
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF SEPTEMBER 30, 2020
Common Stock, $0.10 par value	542,590,202
FirstEnergy Website and Other Social Media Sites and Applications

FirstEnergy’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and all other documents filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on or through the “Investors” page of FirstEnergy’s website at www.firstenergycorp.com. These documents are also available to the public from commercial document retrieval services and the website maintained by the SEC at www.sec.gov.

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

Forward-Looking Statements: This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on information currently available to management. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management’s intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “intend,” “believe,” “project,” “estimate,” “plan” and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

•The results of the ongoing internal investigation matters and evaluation of our controls framework and remediation of our material weakness in internal control over financial reporting.
•The extent and duration of COVID-19 and the impacts to our business, operations and financial condition resulting from the outbreak of COVID-19 including, but not limited to, disruption of businesses in our territories, volatile capital and credit markets, legislative and regulatory actions, the effectiveness of our pandemic and business continuity plans, the precautionary measures we are taking on behalf of our customers, contractors and employees, our customers’ ability to make their utility payment and the potential for supply-chain disruptions.
•The risks and uncertainties associated with government investigations regarding HB 6 and related matters including potential adverse impacts on federal or state regulatory matters including, but not limited to, matters relating to rates.
•The risks and uncertainties associated with litigation, arbitration, mediation and similar proceedings.
•Legislative and regulatory developments, including, but not limited to, matters related to rates, compliance and enforcement activity.
•Mitigating exposure for remedial activities associated with retired and formerly owned electric generation assets, including, but not limited to, risks associated with the decommissioning of TMI-2.
•The ability to accomplish or realize anticipated benefits from strategic and financial goals, including, but not limited to, executing our transmission and distribution investment plans, controlling costs, improving our credit metrics, strengthening our balance sheet, growing earnings and maintaining financial flexibility.
•Economic and weather conditions affecting future operating results, such as a recession, significant weather events and other natural disasters, and associated regulatory events or actions in response to such conditions.
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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FE	FirstEnergy Corp., a public utility holding company
FENOC	Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates NG’s nuclear generating facilities
FES	Energy Harbor LLC. (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, which provides energy-related products and services
FES Debtors	FES, FENOC, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage LLC, and FGMUC
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, the parent company of ATSI, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	Energy Harbor Generation LLC (formerly known as FirstEnergy Generation, LLC), a subsidiary of EH, which owns and operates fossil generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a subsidiary of FG
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPUN	GPU Nuclear, Inc., a subsidiary of FE, which operates TMI-2
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
KATCo	Keystone Appalachian Transmission Company
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	Energy Harbor Nuclear Generation LLC (formerly known as FirstEnergy Nuclear Generation, LLC), a subsidiary of EH, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ACE	Affordable Clean Energy	ERO	Electric Reliability Organization
ADIT	Accumulated Deferred Income Taxes	ESP IV	Electric Security Plan IV
AEP	American Electric Power Company, Inc.	Facebook®	Facebook is a registered trademark of Facebook, Inc.
AFS	Available-for-sale	FASB	Financial Accounting Standards Board
AFUDC	Allowance for Funds Used During Construction	FERC	Federal Energy Regulatory Commission
AMI	Advance Metering Infrastructure	FES Bankruptcy	FES Debtors’ voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court
AMT	Alternative Minimum Tax	Fitch	Fitch Ratings Service
AOCI	Accumulated Other Comprehensive Income (Loss)	FPA	Federal Power Act
ARO	Asset Retirement Obligation	FTR	Financial Transmission Right
ARP	Alternative Revenue Program	GAAP	Accounting Principles Generally Accepted in the United States of America
ASC	Accounting Standard Codification	GHG	Greenhouse Gases
ASU	Accounting Standards Update	HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	IIP	Infrastructure Investment Program
BGS	Basic Generation Service	kW	Kilowatt
CAA	Clean Air Act	LIBOR	London Inter-Bank Offered Rate
CARES Act	Coronavirus Aid, Relief and Economic Security Act of 2020	LOC	Letter of Credit
CCR	Coal Combustion Residuals	LTIIPs	Long-Term Infrastructure Improvement Plans
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	MDPSC	Maryland Public Service Commission
CFR	Code of Federal Regulations	MGP	Manufactured Gas Plants
CO2	Carbon Dioxide	MISO	Midcontinent Independent System Operator, Inc.
COVID-19	Coronavirus disease 2019	mmBTU	One Million British Thermal Units
CPP	EPA’s Clean Power Plan	Moody’s	Moody’s Investors Service, Inc.
CSAPR	Cross-State Air Pollution Rule	MW	Megawatt
CTA	Consolidated Tax Adjustment	MWH	Megawatt-hour
CWA	Clean Water Act	NAAQS	National Ambient Air Quality Standards
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit	NDT	Nuclear Decommissioning Trust
DCR	Delivery Capital Recovery	NERC	North American Electric Reliability Corporation
DMR	Distribution Modernization Rider	NJBPU	New Jersey Board of Public Utilities
DSIC	Distribution System Improvement Charge	NOI	Notice of Inquiry
DSP	Default Service Plan	NOL	Net Operating Loss
E&P	Earnings and Profits	NOx	Nitrogen Oxide
EDC	Electric Distribution Company	NPDES	National Pollutant Discharge Elimination System
EDIS	Electric Distribution Investment Surcharge	NRC	Nuclear Regulatory Commission
EE&C	Energy Efficiency and Conservation	NUG	Non-Utility Generation
EGS	Electric Generation Supplier	NYPSC	New York State Public Service Commission
EGU	Electric Generation Units	OCA	Office of Consumer Advocate
EH	Energy Harbor Corp.	OCC	Ohio Consumers’ Counsel
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act	OH AG	Ohio Attorney General
ENEC	Expanded Net Energy Cost	OPEB	Other Post-Employment Benefits
EPA	United States Environmental Protection Agency	OPIC	Other Paid-in Capital
EPS	Earnings per Share	OVEC	Ohio Valley Electric Corporation

PA DEP	Pennsylvania Department of Environmental Protection	SBC	Societal Benefits Charge
PJM	PJM Interconnection, LLC	SCOH	Supreme Court of Ohio
PJM Tariff	PJM Open Access Transmission Tariff	SCR	Selective Catalytic Reduction
POLR	Provider of Last Resort	SEC	United States Securities and Exchange Commission
POR	Purchase of Receivables	SEET	Significantly Excessive Earnings Test
PPA	Purchase Power Agreement	SIP	State Implementation Plan(s) Under the Clean Air Act
PPB	Parts per Billion	SNCR	Selective Non-Catalytic Reduction
PPUC	Pennsylvania Public Utility Commission	SO2	Sulfur Dioxide
PUCO	Public Utilities Commission of Ohio	SOS	Standard Offer Service
PURPA	Public Utility Regulatory Policies Act of 1978	SREC	Solar Renewable Energy Credit
RCRA	Resource Conservation and Recovery Act	SSO	Standard Service Offer
Regulation FD	Regulation Fair Disclosure promulgated by the SEC	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
RFC	ReliabilityFirst Corporation	TMI-2	Three Mile Island Unit 2
RFP	Request for Proposal	Twitter®	Twitter is a registered trademark of Twitter, Inc.
RGGI	Regional Greenhouse Gas Initiative	UCC	Official committee of unsecured creditors appointed in connection with the FES Bankruptcy
ROE	Return on Equity	VIE	Variable Interest Entity
RTO	Regional Transmission Organization	VSCC	Virginia State Corporation Commission
S&P	Standard & Poor’s Ratings Service	WVPSC	Public Service Commission of West Virginia
S.D. Ohio	Southern District of Ohio	ZEC	Zero Emissions Certificate

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019

REVENUES:
Distribution services and retail generation	$2,470	$2,411	$6,624	$6,651
Transmission	408	371	1,185	1,090
Other	144	181	444	621
Total revenues(1)	3,022	2,963	8,253	8,362

OPERATING EXPENSES:
Fuel	101	122	276	382
Purchased power	766	798	2,073	2,190
Other operating expenses	937	758	2,416	2,143
Provision for depreciation	316	304	954	910
Amortization (deferral) of regulatory assets, net	(91)	43	(26)	85
General taxes	272	257	792	757
Total operating expenses	2,301	2,282	6,485	6,467

OPERATING INCOME	721	681	1,768	1,895

OTHER INCOME (EXPENSE):
Miscellaneous income, net	100	57	303	191
Pension and OPEB mark-to-market adjustment (Note 5)	—	—	(423)	—
Interest expense	(266)	(261)	(792)	(773)
Capitalized financing costs	21	19	57	53
Total other expense	(145)	(185)	(855)	(529)

INCOME BEFORE INCOME TAXES	576	496	913	1,366

INCOME TAXES	116	107	122	281

INCOME FROM CONTINUING OPERATIONS	460	389	791	1,085

Discontinued operations (Note 3)(2)	(6)	2	46	(62)

NET INCOME	$454	$391	$837	$1,023

INCOME ALLOCATED TO PREFERRED STOCKHOLDERS (Note 4)	—	—	—	7

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$454	$391	$837	$1,016

EARNINGS PER SHARE OF COMMON STOCK (Note 4):
Basic - Continuing Operations	$0.85	$0.72	$1.46	$2.02
Basic - Discontinued Operations	(0.01)	0.01	0.08	(0.12)
Basic - Net Income Attributable to Common Stockholders	$0.84	$0.73	$1.54	$1.90

Diluted - Continuing Operations	$0.85	$0.72	$1.46	$2.00
Diluted - Discontinued Operations	(0.01)	—	0.08	(0.11)
Diluted - Net Income Attributable to Common Stockholders	$0.84	$0.72	$1.54	$1.89

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	542	538	542	533
Diluted	543	542	543	541

(1) Includes excise and gross receipts tax collections of $100 million during each of the three months ended September 30, 2020 and 2019, and $276 million and $283 million during the nine months ended September 30, 2020 and 2019, respectively.

(2) Net of income tax expense (benefits) of $6 million and $2 million for the three months ended September 30, 2020 and 2019, respectively, and $(29) million and $46 million for the nine months ended September 30, 2020 and 2019, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019

NET INCOME	$454	$391	$837	$1,023

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(3)	(7)	(30)	(21)
Amortized losses on derivative hedges	—	—	1	1
Other comprehensive loss	(3)	(7)	(29)	(20)
Income tax benefits on other comprehensive loss	(1)	(3)	(7)	(6)
Other comprehensive loss, net of tax	(2)	(4)	(22)	(14)

COMPREHENSIVE INCOME	$452	$387	$815	$1,009
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$260	$627
Restricted cash	36	52
Receivables-
Customers	1,220	1,137
Less — Allowance for uncollectible customer receivables	108	46
	1,112	1,091
Affiliated companies, net of allowance for uncollectible accounts of $1,063 in 2019	—	—
Other, net of allowance for uncollectible accounts of $24 in 2020 and $21 in 2019	228	203
Materials and supplies, at average cost	308	281
Prepaid taxes and other	218	157
Current assets - discontinued operations	—	33
	2,162	2,444
PROPERTY, PLANT AND EQUIPMENT:
In service	43,177	41,767
Less — Accumulated provision for depreciation	11,971	11,427
	31,206	30,340
Construction work in progress	1,651	1,310
	32,857	31,650

PROPERTY, PLANT AND EQUIPMENT, NET - HELD FOR SALE (NOTE 9)	44	—

INVESTMENTS:
Nuclear fuel disposal trust	281	270
Other	301	299
Investments - held for sale (Note 10)	881	882
	1,463	1,451
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,618	5,618
Regulatory assets	81	99
Other	713	1,039
	6,412	6,756
	$42,938	$42,301
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$77	$380
Short-term borrowings	300	1,000
Accounts payable	891	918
Accounts payable - affiliated companies	—	87
Accrued interest	283	249
Accrued taxes	601	545
Accrued compensation and benefits	339	258
Other	586	1,425
	3,077	4,862
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 542,590,202 and 540,652,222 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	54	54
Other paid-in capital	10,266	10,868
Accumulated other comprehensive income (loss)	(2)	20
Accumulated deficit	(3,130)	(3,967)
Total stockholders’ equity	7,188	6,975
Long-term debt and other long-term obligations	22,203	19,618
	29,391	26,593
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	3,036	2,849
Retirement benefits	3,342	3,065
Regulatory liabilities	2,053	2,360
Asset retirement obligations	173	165
Adverse power contract liability	31	49
Other	1,117	1,667
Noncurrent liabilities - held for sale (Note 10)	718	691
	10,470	10,846
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 10)
	$42,938	$42,301

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount
Balance, January 1, 2020	541	$54	$10,868	$20	$(3,967)	$6,975
Net income					74	74
Other comprehensive loss, net of tax				(18)		(18)
Stock Investment Plan and share-based benefit plans	1		(6)			(6)
Cash dividends declared on common stock ($0.39 per share in March)			(211)			(211)
Balance, March 31, 2020	542	$54	$10,651	$2	$(3,893)	$6,814
Net income					309	309
Other comprehensive loss, net of tax				(2)		(2)
Stock Investment Plan and share-based benefit plans			22			22
Balance, June 30, 2020	542	$54	$10,673	$—	$(3,584)	$7,143
Net income					454	454
Other comprehensive loss, net of tax				(2)		(2)
Stock Investment Plan and share-based benefit plans	1		17			17
Cash dividends declared on common stock ($0.39 per share in July and September)			(424)			(424)
Balance, September 30, 2020	543	$54	$10,266	$(2)	$(3,130)	$7,188

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

	Nine Months Ended September 30, 2019
	Series A Convertible Preferred Stock		Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2019	0.7	$71	512	$51	$11,530	$41	$(4,879)	$6,814
Net income							320	320
Other comprehensive loss, net of tax						(5)		(5)
Stock Investment Plan and share-based benefit plans			1		8			8
Cash dividends declared on common stock ($0.38 per share in March)					(202)			(202)
Cash dividends declared on preferred stock ($0.38 per as-converted share in March)					(3)			(3)
Conversion of Series A Convertible Preferred Stock to Common Stock	(0.5)	(50)	18	2	48			—
Balance, March 31, 2019	0.2	$21	531	$53	$11,381	$36	$(4,559)	$6,932
Net income							312	312
Other comprehensive loss, net of tax						(5)		(5)
Stock Investment Plan and share-based benefit plans			1		30			30
Balance, June 30, 2019	0.2	$21	532	$53	$11,411	$31	$(4,247)	$7,269
Net income							391	391
Other comprehensive loss, net of tax						(4)		(4)
Stock Investment Plan and share-based benefit plans			1		27			27
Cash dividends declared on common stock ($0.38 per share in July and September)					(411)			(411)
Conversion of Series A Convertible Preferred Stock to Common Stock	(0.2)	(21)	7	1	20			—
Balance, September 30, 2019	—	$—	540	$54	$11,047	$27	$(3,856)	$7,272

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$837	$1,023
Adjustments to reconcile net income to net cash from operating activities-
Loss (gain) on disposal, net of tax (Note 3)	(46)	16
Depreciation and amortization	804	1,069
Deferred income taxes and investment tax credits, net	124	251
Retirement benefits, net of payments	(218)	(81)
Pension trust contributions	—	(500)
Pension and OPEB mark-to-market adjustment	423	—
Settlement agreement and tax sharing payments to the FES Debtors	(978)	—
Changes in current assets and liabilities-
Receivables	(33)	228
Materials and supplies	(23)	(14)
Prepaid taxes and other	(57)	(69)
Accounts payable	(72)	(102)
Accrued taxes	4	(105)
Accrued interest	34	27
Accrued compensation and benefits	65	(68)
Other current liabilities	(16)	2
Other	3	60
Net cash provided from operating activities	851	1,737

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	3,425	2,100
Redemptions and repayments-
Long-term debt	(1,110)	(784)
Short-term borrowings, net	(700)	—
Preferred stock dividend payments	—	(6)
Common stock dividend payments	(634)	(609)
Other	(44)	(36)
Net cash provided from financing activities	937	665

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,979)	(1,912)
Sales of investment securities held in trusts	45	506
Purchases of investment securities held in trusts	(63)	(536)
Asset removal costs	(175)	(158)
Other	1	19
Net cash used for investing activities	(2,171)	(2,081)

Net change in cash, cash equivalents, and restricted cash	(383)	321
Cash, cash equivalents, and restricted cash at beginning of period	679	429
Cash, cash equivalents, and restricted cash at end of period	$296	$750
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

Capitalized Financing Costs

For each of the three months ended September 30, 2020 and 2019, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $13 million and $12 million, respectively, of allowance for equity funds used during construction and $8 million and $7 million, respectively, of capitalized interest. For each of the nine months ended September 30, 2020 and 2019, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $36 million and $34 million, respectively, of allowance for equity funds used during construction and $21 million and $19 million, respectively, of capitalized interest.

COVID-19

The outbreak of COVID-19 is a global pandemic. FirstEnergy is continuously evaluating the global pandemic and taking steps to mitigate known risks. FirstEnergy is actively monitoring the continued impact COVID-19 is having on its customers’ receivable balances, which include increasing arrears balances since the pandemic has begun. FirstEnergy has incurred, and it is expected to incur for the foreseeable future, incremental uncollectible and other COVID-19 pandemic related expenses. COVID-19 related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements resulting from the COVID-19 pandemic. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The full impact on FirstEnergy’s business from the COVID-19 pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees, contractors and customers is its first priority. FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the continued impact the COVID-19 pandemic is having on its business, however, FirstEnergy does not currently expect disruptions in its ability to deliver service to customers or any material impact on its capital spending plan.

FirstEnergy continues to effectively manage operations during the pandemic in order to provide critical service to customers and believes it is well positioned to manage through the economic slowdown. FirstEnergy Distribution and Transmission revenues benefit from geographic and economic diversity across a five-state service territory, which also allows for flexibility with capital investments and measures to maintain sufficient liquidity over the next twelve months. However, the situation remains fluid and future impacts to FirstEnergy that are presently unknown or unanticipated may occur. Furthermore, the likelihood of an impact to FirstEnergy, and the severity of any impact that does occur, could increase the longer the global pandemic persists.

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

FirstEnergy reviews its allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment, which includes consideration of the outbreak of COVID-19 and the impact on customer receivable balances outstanding and the ability of customers to continue payment since the pandemic began. Beginning March 13, 2020, FirstEnergy temporarily suspended customer disconnections for nonpayment and ceased collection activities as a result of the ongoing pandemic and in accordance with state regulatory requirements. The following table summarizes when customer disconnections and collection activities have or are expected to resume based upon current state guidelines subject to applicable regulations to winter moratoriums for residential customers, which begin as early as November 1, 2020, and are in effect until April 15, 2021. However, see Note 9, “Regulatory Matters,” for further discussion on applicable regulations that may alter residential customer disconnection and collection activity, such as winter moratoriums.

	Residential	Non-Residential

Ohio	10/5/2020	10/5/2020
Pennsylvania	11/9/2020	11/9/2020
New Jersey	3/15/2021	10/15/2020
Maryland	11/15/2020	10/1/2020
West Virginia	11/4/2020	9/15/2020
New York	11/4/2020	11/4/2020

The impact of COVID-19 on customers’ ability to pay for service, along with the actions FirstEnergy has taken in response to the pandemic, is expected to result in an increase in customer receivable write-offs as compared to historically incurred losses. In order to estimate the additional losses and impacts expected, FirstEnergy analyzed the likelihood of loss based on increases in customer accounts in arrears since the pandemic began in mid-March 2020 as well as what collection methods are or were suspended, and that have historically been utilized to ensure payment. Based on this assessment, and consideration of other qualitative factors described above, FirstEnergy recognized incremental uncollectible expense of $63 million in the first nine months of 2020 ($20 million in the third quarter of 2020), of which approximately $40 million ($13 million in the third quarter of 2020) is not currently being collected through rates and as a result was deferred for future recovery under regulatory mechanisms described below.

The Ohio Companies and JCP&L had existing regulatory mechanisms in place prior to the outbreak of COVID-19, where incremental uncollectible expenses are able to be recovered through riders with no material impact to earnings. Additionally, in response to the COVID-19 pandemic, the MDPSC, NJBPU and WVPSC issued orders allowing PE, JCP&L and MP, respectively, to track and create a regulatory asset for future recovery of incremental costs, including uncollectible expenses and waived late payment charges, incurred as a result of the pandemic. In Pennsylvania, the PPUC has authorized the Pennsylvania Companies to track all prudently incurred incremental costs arising from COVID-19, and to create a regulatory asset for future recovery of incremental uncollectible expenses incurred as a result of COVID-19 above what is included in the Pennsylvania Companies existing rates. On October 13, 2020, the PPUC entered an order that permits the Pennsylvania Companies to create a regulatory asset for incremental expenses associated with lifting the service termination moratorium, as further discussed below.

Receivables from customers also include PJM receivables resulting from transmission and wholesale sales. FirstEnergy’s credit risk on PJM receivables is reduced due to the nature of PJM’s settlement process whereby members of PJM legally agree to share the cost of defaults and as a result there is no allowance for doubtful accounts.

Activity in the allowance for uncollectible accounts on customer receivables for the nine months ended September 30, 2020 and for the year ended December 31, 2019 are as follows:

(In millions)

Balance, January 1, 2019	$50
Charged to income (1)	81
Charged to other accounts (2)	47
Write-offs	(132)
Balance, December 31, 2019	$46
Charged to income (3)	112
Charged to other accounts (2)	35
Write-offs	(85)
Balance, September 30, 2020	$108
(1) $25 million of which was deferred for future recovery in the twelve months ended December 31, 2019.
(2) Represents recoveries and reinstatements of accounts written off for uncollectible accounts.
(3) $54 million of which was deferred for future recovery in the first nine months of 2020.

Goodwill

FirstEnergy evaluates goodwill for impairment annually on July 31 and more frequently if indicators of impairment arise. For 2020, FirstEnergy performed a qualitative assessment of the Regulated Distribution and Regulated Transmission reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment include: growth rates, interest rates, expected capital expenditures, utility sector market performance, regulatory and legal developments and other market considerations. It was determined that the fair value of these reporting units was, more likely than not, greater than their carrying value and a quantitative analysis was not necessary.

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

ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020): ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. FirstEnergy’s $3.5 billion Revolving Credit Facility bears interest at fluctuating interest rates based on LIBOR and contains provisions (requiring an amendment) in the event that LIBOR can no longer be used. As of September 30, 2020, FirstEnergy has not utilized any of the expedients discussed within this ASU.

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

ASU 2019-12, "Simplifying the Accounting for Income Taxes" (Issued in December 2019): ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. FirstEnergy continues to evaluate the new guidance, but currently does not expect a material impact upon adopting this standard.

2. REVENUE

FirstEnergy accounts for revenues from contracts with customers under ASC 606, “Revenue from Contracts with Customers.” Revenue from leases, financial instruments, other contractual rights or obligations and other revenues that are not from contracts with customers are outside the scope of the standard and accounted for under other existing GAAP.

FirstEnergy has elected to exclude sales taxes and other similar taxes collected on behalf of third parties from revenue as prescribed in the standard. As a result, tax collections and remittances are excluded from recognition in the income statement and instead recorded through the balance sheet. Excise and gross receipts taxes that are assessed on FirstEnergy are not subject to the election and are included in revenue. FirstEnergy has elected the optional invoice practical expedient for most of its revenues and utilizes the optional short-term contract exemption for transmission revenues due to the annual establishment of revenue requirements, which eliminates the need to provide certain revenue disclosures regarding unsatisfied performance obligations.

FirstEnergy’s revenues are primarily derived from electric service provided by the Utilities and Transmission Companies.

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended September 30, 2020 and 2019, by type of service from each reportable segment:

	For the Three Months Ended September 30, 2020
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services (2)	$1,503	$—	$(22)	$1,481
Retail generation	1,005	—	(16)	989
Wholesale sales	67	—	3	70
Transmission (2)	—	408	—	408
Other	35	—	—	35
Total revenues from contracts with customers	$2,610	$408	$(35)	$2,983
ARP (3)	25	—	—	25
Other non-customer revenue	26	5	(17)	14
Total revenues	$2,661	$413	$(52)	$3,022
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes reductions to revenue related to amounts subject to refund resulting from the Tax Act ($1 million at Regulated Distribution and $3 million at Regulated Transmission).
(3) ARP revenue for the three months ended September 30, 2020, is primarily related to the reconciliation of Ohio decoupling rates that became effective on February 1, 2020.

	For the Three Months Ended September 30, 2019
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services (2)	$1,457	$—	$(21)	$1,436
Retail generation	989	—	(14)	975
Wholesale sales	100	—	2	102
Transmission (2)	—	371	—	371
Other	42	—	—	42
Total revenues from contracts with customers	$2,588	$371	$(33)	$2,926
ARP (3)	25	—	—	25
Other non-customer revenue	23	4	(15)	12
Total revenues	$2,636	$375	$(48)	$2,963
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes reductions to revenue related to amounts subject to refund resulting from the Tax Act ($4 million at Regulated Distribution and $4 million at Regulated Transmission) and Rider DMR as discussed in Note 9, “Regulatory Matters” (approximately $31 million at Regulated Distribution).
(3) ARP revenue for the three months ended September 30, 2019, includes DMR revenue, lost distribution and shared savings revenue in Ohio.

Other non-customer revenue includes revenue from late payment charges of $6 million and $9 million for the three months ended September 30, 2020 and 2019, respectively. Starting in mid-March 2020, and continuing through the third quarter, certain late payment charges began to be waived in response to the COVID-19 pandemic, and as a result, FirstEnergy stopped recognizing these revenues. See Note 1, “Organization and Basis of Presentation,” for further discussion on the COVID-19 pandemic. Other non-customer revenue also includes revenue from derivatives of $8 million and $2 million for the three months ended September 30, 2020 and 2019, respectively.

The following tables represent a disaggregation of revenue from contracts with customers for the nine months ended September 30, 2020 and 2019, by type of service from each reportable segment:

	For the Nine Months Ended September 30, 2020
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services (2)	$4,000	$—	$(65)	$3,935
Retail generation	2,735	—	(46)	2,689
Wholesale sales	188	—	6	194
Transmission (2)	—	1,185	—	1,185
Other	102	—	—	102
Total revenues from contracts with customers	$7,025	$1,185	$(105)	$8,105
ARP (3)	108	—	—	108
Other non-customer revenue	74	13	(47)	40
Total revenues	$7,207	$1,198	$(152)	$8,253

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes reductions to revenue related to amounts subject to refund resulting from the Tax Act ($2 million at Regulated Distribution and $6 million at Regulated Transmission).
(3) ARP revenue for the nine months ended September 30, 2020, is primarily related to the reconciliation of Ohio decoupling rates that became effective on February 1, 2020.

	For the Nine Months Ended September 30, 2019
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services (2)	$3,903	$—	$(63)	$3,840
Retail generation	2,853	—	(42)	2,811
Wholesale sales	316	—	9	325
Transmission (2)	—	1,090	—	1,090
Other	113	—	1	114
Total revenues from contracts with customers	$7,185	$1,090	$(95)	$8,180
ARP (3)	142	—	—	142
Other non-customer revenue	74	13	(47)	40
Total revenues	$7,401	$1,103	$(142)	$8,362

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes reductions to revenue related to amounts subject to refund resulting from the Tax Act ($31 million at Regulated Distribution and $11 million at Regulated Transmission) and Rider DMR as discussed in Note 9, “Regulatory Matters” (approximately $31 million at Regulated Distribution).
(3) ARP revenue for the nine months ended September 30, 2019, includes DMR revenue, and lost distribution and shared savings revenue in Ohio.

Other non-customer revenue includes revenue from late payment charges of $22 million and $29 million for the nine months ended September 30, 2020 and 2019, respectively, that FirstEnergy expects are collectible. Other non-customer revenue also includes revenue from derivatives of $14 million and $7 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the three and nine months ended September 30, 2020 and 2019, by class:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues by Customer Class	2020	2019	2020	2019
	(In millions)
Residential	$1,621	$1,538	$4,220	$4,145
Commercial	589	600	1,640	1,759
Industrial	278	286	814	786
Other	20	22	61	66
Total Revenues	$2,508	$2,446	$6,735	$6,756

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

ASC 606 excludes industry-specific accounting guidance for recognizing revenue from ARPs as these programs represent contracts between the utility and its regulators, as opposed to customers. Therefore, revenue from these programs are not within the scope of ASC 606 and regulated utilities are permitted to continue to recognize such revenues in accordance with existing practice but are presented separately from revenue arising from contracts with customers. FirstEnergy currently has ARPs in Ohio, primarily under the DMR, lost distribution and shared savings revenue in 2019, and decoupling revenue in 2020. Please see Note 9, “Regulatory Matters,” for further discussion on decoupling revenues in Ohio.

Regulated Transmission

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies, as well as stated transmission rates at MP, PE and WP, although as further discussed in Note 9, “Regulatory Matters,” MP, PE and WP filed with FERC on October 29, 2020, to convert their existing stated transmission rates to forward-looking formula rates, effective January 1, 2021. JCP&L had stated rates in 2019, but moved to forward-looking formula rates, subject to a refund, effective January 1, 2020, as further discussed in Note 9, “Regulatory Matters.”

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

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the three and nine months ended September 30, 2020 and 2019, by transmission owner:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Transmission Owner	2020	2019	2020	2019
	(In millions)
ATSI	$202	$184	$598	$542
TrAIL	61	55	182	172
MAIT	68	58	183	157
JCP&L	43	40	122	120
Other	34	34	100	99
Total Revenues	$408	$371	$1,185	$1,090

3. DISCONTINUED OPERATIONS

    FES and FENOC Chapter 11 Bankruptcy Filing
On March 31, 2018, the FES Debtors announced that, in order to facilitate an orderly financial restructuring, they filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. In September 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement by and among FirstEnergy, two groups of key FES creditors (collectively, the FES Key Creditor Groups), the FES Debtors and the UCC. The FES Bankruptcy settlement agreement resolved certain claims by FirstEnergy against the FES Debtors, all claims by the FES Debtors and the FES Key Creditor Groups against FirstEnergy, as well as releases from third parties who voted in favor of the FES Debtors' plan of reorganization, in return for among other things, a cash payment of $853 million upon emergence. The FES Bankruptcy settlement was conditioned on the FES Debtors confirming and effectuating a plan of reorganization acceptable to FirstEnergy.

On February 18, 2020, the FES Debtors and FirstEnergy entered into an IT Access Agreement that provided IT support to enable the FES Debtors to emerge from bankruptcy prior to full IT separation by the FES Debtors. As part of the IT Access Agreement, the FES Debtors and FirstEnergy resolved, among other things, the on-going reconciliation of outstanding tax sharing payments for tax years 2018, 2019 and 2020 for a total of $125 million. On February 25, 2020, the Bankruptcy Court approved the IT Access Agreement. On February 27, 2020, the FES Debtors effectuated their plan, emerged from bankruptcy and FirstEnergy tendered the settlement payments totaling $853 million and the $125 million tax sharing payment to the FES Debtors, with no material impact to net income in 2020.

By eliminating a significant portion of its competitive generation fleet with the deconsolidation of the FES Debtors, FirstEnergy has concluded the FES Debtors meet the criteria for discontinued operations, as this represents a significant event in management’s strategic review to exit commodity-exposed generation and transition to a fully regulated company.
Services Agreement
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

As of June 30, 2020, FirstEnergy had substantially ceased providing post-emergence services to FES Debtors under the terms of the amended and restated shared services agreement. In connection with the FES Debtors emergence from bankruptcy, FirstEnergy entered into an amended separation agreement with the FES Debtors to implement the separation of FES Debtors and their businesses from FirstEnergy.
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

Additionally, the Tax Act amended Section 163(j) of the Internal Revenue Code, limiting interest expense deductions for corporations but with exemption for certain regulated utilities. Based on interpretation of subsequently issued proposed regulations, FirstEnergy estimated the amount of deductible interest for its consolidated group in 2018 and 2019, with nondeductible portions being carried forward with an indefinite life and for which deferred tax assets were recorded. However, full valuation allowances were recorded against the deferred tax assets related to the carryforward of nondeductible interest as future utilization of the carryforwards requires taxable income from sources other than regulated utility businesses. Final regulations under Section 163(j) were issued in July 2020 but do not materially change these results. All tax expense related to nondeductible interest in 2018 and 2019 was recorded in discontinued operations as it was entirely attributed to the inclusion of the FES Debtors in FirstEnergy's consolidated tax group. Pursuant to certain safe harbor rules in the final regulations under Section 163(j), and due to the FES Debtors’ emergence from bankruptcy on February 27, 2020, FirstEnergy expects all interest expense for 2020 to be fully deductible. See Note 7, “Income Taxes” for further information

Upon emergence, FirstEnergy paid the FES Debtors $125 million to settle all reconciliations under the Intercompany Tax Allocation Agreement for 2018, 2019 and 2020 tax years, including all issues regarding nondeductible interest. In September 2020, FirstEnergy filed its 2019 federal income tax return with the IRS and recognized a $6 million charge to discontinued operations in the third quarter of 2020, resulting from final adjustments to intercompany tax sharing related to the FES Debtors.

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
    Summarized Results of Discontinued Operations
Summarized results of discontinued operations for the three and nine months ended September 30, 2020 and 2019, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019

Revenues	$—	$62	$7	$147
Fuel	—	(50)	(6)	(105)
Other operating expenses	—	(16)	(6)	(42)
General taxes	—	(2)	—	(11)
Other income	—	2	5	10
Loss from discontinued operations, before tax	—	(4)	—	(1)
Income tax expense	—	17	—	45
Loss from discontinued operations, net of tax	—	(21)	—	(46)

Settlement Consideration	—	8	(1)	(15)
Accelerated net pension and OPEB prior service credits	—	—	18	—
Gain (loss) on Disposal of FES and FENOC, before tax	—	8	17	(15)
Income tax expense (benefit) including worthless stock deduction	6	(15)	(29)	1
Gain (loss) on disposal of FES and FENOC, net of tax	(6)	23	46	(16)

Income (loss) from discontinued operations	$(6)	$2	$46	$(62)

FirstEnergy’s Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. For the nine months ended September 30, 2020 and 2019, cash flows from operating activities includes income (loss) from discontinued operations of $46 million and $(62) million, respectively.

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

The following table reconciles basic and diluted EPS of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of Basic and Diluted EPS of Common Stock	2020	2019	2020	2019

(In millions, except per share amounts)
EPS of Common Stock
Income from continuing operations	$460	$389	$791	$1,085
Less: Preferred dividends	—	—	—	(3)
Less: Undistributed earnings allocated to preferred stockholders	—	—	—	(4)
Income from continuing operations available to common stockholders	460	389	791	1,078
Discontinued operations, net of tax	(6)	2	46	(62)
Less: Undistributed earnings allocated to preferred stockholders	—	—	—	—
Income (loss) from discontinued operations available to common stockholders	(6)	2	46	(62)

Income available to common stockholders, basic	$454	$391	$837	$1,016

Income allocated to preferred shareholders, preferred dilutive	—	—	—	(7)

Income available to common stockholders, dilutive	$454	$391	$837	$1,023

Share Count information:
Weighted average number of basic shares outstanding	542	538	542	533
Assumed exercise of dilutive stock options and awards	1	2	1	2
Assumed conversion of preferred stock	—	2	—	6
Weighted average number of diluted shares outstanding	543	542	543	541

Income available to common stockholders, per common share:
Income from continuing operations, basic	$0.85	$0.72	$1.46	$2.02
Discontinued operations, basic	(0.01)	0.01	0.08	(0.12)
Income available to common stockholders, basic	$0.84	$0.73	$1.54	$1.90

Income from continuing operations, diluted	$0.85	$0.72	$1.46	$2.00
Discontinued operations, diluted	(0.01)	—	0.08	(0.11)
Income available to common stockholders, diluted	$0.84	$0.72	$1.54	$1.89

For the three months ended September 30, 2020, approximately 80 thousand shares from stock options and awards were excluded from the calculation of diluted shares outstanding, as their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2019, no shares from stock options and awards were excluded from the calculation of diluted shares outstanding.

5. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The components of the consolidated net periodic costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended September 30,	2020	2019	2020	2019
	(In millions)
Service costs	$47	$48	$1	$1
Interest costs	71	93	4	6
Expected return on plan assets	(156)	(135)	(9)	(7)
Amortization of prior service costs (credits)	1	2	(4)	(9)
Net periodic costs (credits), including amounts capitalized	$(37)	$8	$(8)	$(9)
Net periodic credits, recognized in earnings	$(56)	$(11)	$(8)	$(10)

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Nine Months Ended September 30,	2020	2019	2020		2019
	(In millions)
Service costs	$147	$144	$3		$3
Interest costs	216	279	12		16
Expected return on plan assets	(464)	(405)	(25)		(21)
Special termination costs (1)	—	14	—	—	—
Amortization of prior service costs (credits) (2)	12	6	(42)		(27)
One-time termination benefit (3)	8	—	—		—
Pension and OPEB mark-to-market adjustment	386	—	37		—
Net periodic costs (credits), including amounts capitalized	$305	$38	$(15)		$(29)
Net periodic costs (credits), recognized in earnings	$240	$(19)	$(15)		$(30)

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

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show the changes in AOCI for the three and nine months ended September 30, 2020 and 2019:

	Gains & Losses on Cash Flow Hedges (1)	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance, July 1, 2020	$(8)	$8	$—

Amounts reclassified from AOCI	—	(3)	(3)
Other comprehensive loss	—	(3)	(3)
Income tax benefits on other comprehensive loss	—	(1)	(1)
Other comprehensive loss, net of tax	—	(2)	(2)

AOCI Balance, September 30, 2020	$(8)	$6	$(2)

AOCI Balance, July 1, 2019	$(10)	$41	$31

Amounts reclassified from AOCI	—	(7)	(7)
Other comprehensive loss	—	(7)	(7)
Income tax benefits on other comprehensive loss	—	(3)	(3)
Other comprehensive loss, net of tax	—	(4)	(4)

AOCI Balance, September 30, 2019	$(10)	$37	$27

	Gains & Losses on Cash Flow Hedges (1)	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance, January 1, 2020	$(9)	$29	$20

Amounts reclassified from AOCI	1	(30)	(29)
Other comprehensive income (loss)	1	(30)	(29)
Income tax benefits on other comprehensive loss	—	(7)	(7)
Other comprehensive income (loss), net of tax	1	(23)	(22)

AOCI Balance, September 30, 2020	$(8)	$6	$(2)

AOCI Balance, January 1, 2019	$(11)	$52	$41

Amounts reclassified from AOCI	1	(21)	(20)
Other comprehensive income (loss)	1	(21)	(20)
Income tax benefits on other comprehensive loss	—	(6)	(6)
Other comprehensive income (loss), net of tax	1	(15)	(14)

AOCI Balance, September 30, 2019	$(10)	$37	$27

(1) Relates to previous cash flow hedges used to hedge fixed rate long-term debt securities prior to their issuance.

The following amounts were reclassified from AOCI in the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in Consolidated Statements of Income
Reclassifications from AOCI(1)	2020	2019	2020	2019
	(In millions)
Gains & losses on cash flow hedges
Long-term debt	$—	$—	$1	$1	Interest expense
	$—	$—	$1	$1	Net of tax

Defined benefit pension and OPEB plans
Prior-service costs	$(3)	$(7)	$(30)	$(21)	(2)
	1	3	7	6	Income taxes
	$(2)	$(4)	$(23)	$(15)	Net of tax

(1) Amounts in parenthesis represent credits to the Consolidated Statements of Income from AOCI.
(2) Prior-service costs are reported within Miscellaneous income, net, within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income. Components are included in the computation of net periodic costs (credits), see Note 5, “Pension and Other Post-Employment Benefits.”

7. INCOME TAXES
FirstEnergy’s interim effective tax rates reflect the estimated annual effective tax rates for 2020 and 2019. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period but are not consistent from period to period.

FirstEnergy’s effective tax rate on continuing operations for the three months ended September 30, 2020 and 2019, was 20.1% and 21.6%, respectively. The change in the effective tax rate was primarily due to various state flow-through items such as the tax treatment of allowance for equity funds used during construction, as well as the amortization of net excess deferred income taxes.

FirstEnergy’s effective tax rate on continuing operations for the nine months ended September 30, 2020 and 2019, was 13.4% and 20.6%, respectively. The change in effective tax rate was primarily due to a $52 million reduction in valuation allowances from the recognition of deferred gains on prior intercompany generation asset transfers triggered by the FES Debtors’ emergence from bankruptcy and deconsolidation from FirstEnergy’s consolidated federal income tax group in the first quarter of 2020, and a $10 million benefit from accelerated amortization of certain investment tax credits in the second quarter of 2020. See Note 3, “Discontinued Operations,” for other tax matters relating to the FES Bankruptcy that were recognized in discontinued operations.

During the nine months ended September 30, 2020, FirstEnergy remeasured its reserve for uncertain tax positions for federal and state tax benefits related to the worthless stock deduction, resulting in a net decrease to the reserve of approximately $28 million, none of which had an impact on the effective tax rate. As of September 30, 2020, it is reasonably possible that within the next twelve months FirstEnergy could record a net decrease of approximately $57 million to its reserve for uncertain tax positions due to the expiration of the statute of limitations or resolution with taxing authorities, of which approximately $55 million would impact FirstEnergy’s effective tax rate.

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

On July 28, 2020, the IRS issued final regulations implementing interest expense deduction limitation rules under section 163(j) of the Internal Revenue Code. The final regulations changed certain rules on the computation of interest expense and limitation amount, as well as rules relevant to status as a regulated utility business and the allocation of consolidated group interest expense between utility and non-utility businesses. After reviewing the final regulations, FirstEnergy recorded a true-up to prior years’ reserve estimates during the quarter, which did not have a material impact to FirstEnergy’s income statement.
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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of September 30, 2020, from those used as of December 31, 2019. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$135	$—	$135	$—	$135	$—	$135
Derivative assets FTRs(1)	—	—	7	7	—	—	4	4
Equity securities	2	—	—	2	2	—	—	2
U.S. state debt securities	—	274	—	274	—	271	—	271
Other(2)	260	781	—	1,041	627	789	—	1,416
Total assets	$262	$1,190	$7	$1,459	$629	$1,195	$4	$1,828

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$—	$—	$—	$—	$(1)	$(1)
Derivative liabilities NUG contracts(1)	—	—	—	—	—	—	(16)	(16)
Total liabilities	$—	$—	$—	$—	$—	$—	$(17)	$(17)

Net assets (liabilities)(3)	$262	$1,190	$7	$1,459	$629	$1,195	$(13)	$1,811
(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2)Primarily consists of short-term cash investments.
(3)Excludes $2 million and $(16) million as of September 30, 2020 and December 31, 2019, respectively, of net receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the periods ended September 30, 2020, and December 31, 2019:

	NUG Contracts(1)			FTRs(1)
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2019 Balance	$—	$(44)	$(44)	$10	$(1)	$9
Unrealized loss	—	(11)	(11)	(1)	—	(1)
Purchases	—	—	—	6	(4)	2
Settlements	—	39	39	(11)	4	(7)
December 31, 2019 Balance	$—	$(16)	$(16)	$4	$(1)	$3
Unrealized loss	—	(3)	(3)	—	—	—
Purchases	—	—	—	7	(2)	5
Settlements	—	19	19	(4)	3	(1)
September 30, 2020 Balance	$—	$—	$—	$7	$—	$7
(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for the FTRs contracts that are classified as Level 3 in the fair value hierarchy for the period ended September 30, 2020:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range			Weighted Average	Units
FTRs	$7	Model	RTO auction clearing prices	$0.10	to	$2.40	$1.20	Dollars/MWH

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

Nuclear Decommissioning and Nuclear Fuel Disposal Trusts

JCP&L, ME and PN hold debt and equity securities within their respective NDT and nuclear fuel disposal trusts. The debt securities are classified as AFS securities, recognized at fair market value. As further discussed in Note 10, "Commitments, Guarantees and Contingencies", assets and liabilities held for sale on FirstEnergy’s Consolidated Balance Sheets associated with the TMI-2 transaction consist of an ARO of $718 million, NDTs of $881 million, as well as property, plant and equipment with a net book value of zero, which are included in the regulated distribution segment.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in NDT and nuclear fuel disposal trusts as of September 30, 2020, and December 31, 2019:

	September 30, 2020(1)				December 31, 2019(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value (3)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value (3)
	(In millions)

Debt securities	$406	$11	$(8)	$409	$403	$9	$(11)	$401
(1) Excludes short-term cash investments of $753 million, of which $746 million is classified as held for sale.
    (2) Excludes short-term cash investments of $751 million, of which $747 million is classified as held for sale.
    (3) Includes $135 million classified as held for sale as of September 30, 2020 and December 31, 2019.

Proceeds from the sale of investments in equity and AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and nine months ended September 30, 2020 and 2019, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Sale proceeds	$6	$204	$45	$506
Realized gains	—	8	4	20
Realized losses	—	(7)	(7)	(18)
Interest and dividend income	4	10	18	30

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies and equity method investments. Other investments were $301 million and $299 million as of September 30, 2020, and December 31, 2019, respectively, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, premiums and discounts as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In millions)
Carrying value (1)	$22,389	$20,074
Fair value	$26,161	$22,928
(1) The carrying value as of September 30, 2020, includes $3,425 million of debt issuances and $1,110 million of redemptions that occurred in 2020.

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of September 30, 2020, and December 31, 2019.

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

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2018-2020 and 2021-2023 EmPOWER Maryland program cycles, to the extent the MDPSC determines that cost-effective programs and services are available. PE’s approved 2018-2020 EmPOWER Maryland plan continues and expands upon prior years’ programs, and adds new programs, for a projected total cost of $116 million over the three-year period. PE recovers program costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE. On September 1, 2020, PE filed its proposed plan for the 2021-2023 EmPOWER Maryland program cycle. The new plan largely continues PE’s existing programs and is estimated to cost approximately $148 million over the three-year period. The MDPSC had a hearing on the proposed plan in October 2020.

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

On August 24, 2018, PE filed a base rate case with the MDPSC, which it supplemented on October 22, 2018, to update the partially forecasted test year with a full twelve months of actual data. The rate case requested an annual increase in base distribution rates of $19.7 million, plus creation of an EDIS to fund four enhanced service reliability programs. In responding to discovery, PE revised its request for an annual increase in base rates to $17.6 million. The proposed rate increase reflected $7.3 million in annual savings for customers resulting from the recent federal tax law changes. On March 22, 2019, the MDPSC issued a final order that approved a rate increase of $6.2 million, approved three of the four EDIS programs for four years, directed PE to file a new depreciation study within 18 months, and ordered the filing of a new base rate case in four years to correspond to the ending of the approved EDIS programs. On September 22, 2020, PE filed its depreciation study that indicated a slight increase in depreciation, and as a result, is seeking that the difference in depreciation be deferred for future recovery in PE’s next base rate case. The MDPSC has set the matter for hearing and delegated it to a public utility law judge. On November 6, 2020, an order was issued scheduling evidentiary hearings in April 2021.

Maryland’s Governor issued an order on March 16, 2020, forbidding utilities from terminating residential service or charging late fees for non-payment for the duration of the COVID-19 pandemic. On April 9, 2020, the MDPSC issued an order allowing utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic, including incremental uncollectible expense, incurred from the date of the Governor’s order (or earlier if the utility could show that the expenses related to suspension of service terminations). On July 8, 2020, the MDPSC issued a notice opening a public conference to collect information from utilities and other stakeholders about the impacts of the COVID-19 pandemic on the utilities and their customers. The MDPSC subsequently issued orders allowing Maryland electric and gas utilities to resume residential service terminations for non-payment on November 15, 2020, subject to various restrictions, and clarifying that utilities could resume charging late fees on October 1, 2020.

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

Also in December 2017, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On May 8, 2019, the NJBPU approved a Stipulation of Settlement submitted by JCP&L, Rate Counsel, NJBPU Staff and New Jersey Large Energy Users Coalition to implement JCP&L’s infrastructure plan, JCP&L Reliability Plus. The plan provides that JCP&L will invest up to approximately $97 million in capital investments beginning on June 1, 2019 through December 31, 2020, to enhance the reliability and resiliency of JCP&L’s distribution system and reduce the frequency and duration of power outages. JCP&L shall seek recovery of the capital investment through an accelerated cost recovery mechanism, provided for in the rules, that includes a revenue adjustment calculation and a process for two rate adjustments. The NJBPU approved adjusted rates that took effect on March 1, 2020. As further discussed below, JCP&L will recover the IIP capital investments as part of its distribution base rate case.

On February 18, 2020, JCP&L submitted a filing with the NJBPU requesting a distribution base rate increase of $186.9 million on an annual basis, which represents an overall average increase in JCP&L rates of 7.8%. The filing seeks to recover certain costs associated with providing safe and reliable electric service to JCP&L customers, along with recovery of previously incurred storm costs. JCP&L proposed a rate effective date of March 19, 2020. The NJBPU issued orders suspending JCP&L’s proposed rates until November 19, 2020. JCP&L filed updates to the requested distribution base rate in both June and July 2020, resulting in JCP&L seeking a total annual distribution base rate increase of approximately $185 million. On October 16, 2020, the parties submitted a stipulation of settlement to the administrative law judge, providing for, among other things, a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which will become effective for customers on November 1, 2021. Until the rates become effective, and starting on January 1, 2021, JCP&L will be permitted to amortize an existing regulatory liability totaling approximately $86 million to offset the base rate increase that otherwise would have occurred in this period. The parties also agreed that the actual net gain from the sale of JCP&L’s interest in the Yards Creek pumped-storage hydro generation facility in New Jersey (210 MWs), as further discussed below, shall be applied to reduce JCP&L’s existing regulatory asset for previously deferred storm costs. On October 22, 2020, the administrative law judge entered an initial decision adopting the settlement. On October 28, 2020, the NJBPU approved the settlement and ordered an upcoming management audit for JCP&L.
On April 6, 2020, JCP&L signed an asset purchase agreement with Yards Creek Energy, LLC, a subsidiary of LS Power to sell its 50% interest in the Yards Creek pumped-storage hydro generation facility. Subject to terms and conditions of the agreement, the base purchase price is $155 million. Completion of the transaction is subject to several closing conditions, including approval by the NJBPU and FERC. On July 31, 2020, FERC approved the transfer of JCP&L’s interest in the hydroelectric operating license. On October 8, 2020, FERC issued an order authorizing the transfer of JCP&L’s ownership interest in the hydroelectric facilities. There can be no assurance that all closing conditions will be satisfied or that the transaction will be consummated. JCP&L currently anticipates closing of the transaction to occur in the next few months. Assets held for sale on FirstEnergy’s Consolidated Balance Sheets associated with the transaction consist of property, plant and equipment of $44 million, which is included in the regulated distribution segment. On October 28, 2020, the NJBPU approved the sale of Yards Creek.

On August 27, 2020, JCP&L filed an AMI Program with the NJBPU, which proposes the deployment of approximately 1.2 million advanced meters over a three-year period beginning on January 1, 2023, at a total cost of approximately $418 million, including the pre-deployment phase. The 3-year deployment is part of the 20 year AMI Program that is expected to cost a total of approximately $732 million and proposes a cost recovery mechanism through a separate AMI tariff rider.

On June 10, 2020, the NJBPU issued an order establishing a framework for the filing of utility-run energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act. Under the established framework, JCP&L will recover its program investments over a ten year amortization period and its operations and maintenance expenses on an annual basis, be eligible to receive lost revenues on energy savings that resulted from its programs and be eligible for incentives or subject to penalties based on its annual program performance, beginning in the fifth year of its program offerings. On September 25, 2020, JCP&L filed its energy efficiency and peak demand reduction program. JCP&L’s program consists of 11 energy efficiency and peak demand reduction programs and subprograms to be run from July 1, 2021 through June 30, 2024. The program also seeks approval of cost recovery totaling approximately $230 million as well as lost revenues associated with the energy savings resulting from the programs.
On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 through September 30, 2021, or until the Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On August 21, 2020, the Governor of New Jersey issued a press release announcing that the New Jersey utilities agreed to extend their voluntary moratorium preventing shutoffs to both residential and commercial customers during the COVID-19 pandemic until October 15, 2020. On October 15, 2020, the Governor issued an Executive Order prohibiting utilities from terminating service to any residential gas, electric, public and private water customer, through March 15, 2021, requiring the reconnection of certain customers, and disallowing the charging of late payment charges or reconnection fees during the public health emergency. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. Comments are due by November 30, 2020.

The recent credit rating actions taken on October 28, 2020, by S&P and Fitch triggered a requirement from various NJBPU orders that JCP&L file a mitigation plan, which was filed on November 5, 2020, to demonstrate that JCP&L has sufficient liquidity to meet its BGS obligations. On November 18, 2020, the NJBPU scheduled a public hearing on the mitigation plan for December 11, 2020.

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

On November 21, 2019, the Ohio Companies applied to the PUCO for approval of a decoupling mechanism, which would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. On January 15, 2020, the PUCO approved the Ohio Companies’ decoupling application, and the decoupling mechanism took effect on February 1, 2020. Various Ohio House and Senate Bills were introduced in the third quarter of 2020 to, among other things, repeal HB 6, the legislation that established support for nuclear energy supply in Ohio, provided for a decoupling mechanism for Ohio electric utilities, and provided for the ending of current energy efficiency program mandates. FirstEnergy is unable to predict the outcome of the legislative activity in response to the investigation of HB 6, however, a repeal of the decoupling provision of HB 6 is reasonably possible. As of September 30, 2020, the uncollected amount recognized as a regulatory asset on FirstEnergy’s Consolidated Balance Sheet from the decoupling mechanism was approximately $100 million. However, absent the decoupling mechanism and other provisions of HB 6, it is expected that the Ohio Companies would have collected lost distribution revenues estimated at approximately $63 million for the nine months ended September 30, 2020, for a pre-tax net impact of approximately $37 million. Furthermore, as FirstEnergy would not have financially benefited from the zero nuclear credit included in HB 6, there is no expected impact to FirstEnergy due to the repeal of that provision in HB 6. On November 2, 2020, the Ohio Companies filed their annual update to the Ohio decoupling rider with an estimated annual revenue requirement of approximately $113 million with a proposed effective date of January 1, 2021, unless otherwise ordered by the PUCO.

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

In March 2020, the PUCO issued entries directing utilities to review their service disconnection and restoration policies and suspend, for the duration of the COVID-19 pandemic, otherwise applicable requirements that may impose a service continuity hardship or service restoration hardship on customers. The Ohio Companies are utilizing their existing approved cost recovery mechanisms where applicable to address the financial impacts of these directives. On July 31, 2020, the Ohio Companies filed with the PUCO their transition plan and requests for waivers to allow for the safe resumption of normal business operations, including service disconnections for non-payment, on or after September 15, 2020. On September 23, 2020, the PUCO approved the Ohio Companies’ transition plan, including approval of the resumption of service disconnections for non-payment, which the Ohio Companies began on October 5, 2020.

On July 29, 2020, the PUCO consolidated the Ohio Companies’ Applications for determination of the existence of significantly excessive earnings, or SEET, under ESP IV for calendar years 2018 and 2019, which had been previously filed on July 15, 2019, and May 15, 2020, respectively, and set a procedural schedule with evidentiary hearings scheduled for October 29, 2020. The calculations included in the Ohio Companies’ SEET filings for calendar years 2018 and 2019 demonstrate that the Ohio Companies did not have significantly excessive earnings, however, FirstEnergy and the Ohio Companies are unable to predict the PUCO’s ultimate determination of the applications. On August 3, 2020, the OCC filed an interlocutory appeal asking the PUCO to stay the SEET proceeding until the SCOH determines whether DMR should be excluded from the SEET, as further discussed above. Furthermore, on July 29, 2020, Ohio House Bill 740 was introduced, which would repeal legislation passed last year that permitted the Ohio Companies to file their SEET results on a consolidated basis instead of on an individual company basis. On September 4, 2020, the PUCO opened its quadrennial review of ESP IV, consolidated it with the Ohio Companies’ 2018 and 2019 SEET Applications, and set a procedural schedule for the consolidated matters. On October 29, 2020, the PUCO issued an entry extending the deadline for the Ohio Companies to file quadrennial review of ESP IV testimony to March 1, 2021, with the evidentiary hearings to commence no sooner than May 3, 2021.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ Corporate Separation Audit and Rider DMR Audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. The Ohio Companies’ filed a response in opposition to the OCC’s motions on September 23, 2020.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by ratepayers. The Ohio Companies filed a response on September 30, 2020, stating that any political and charitable spending in support of HB 6 or the subsequent referendum were not included in rates or charges paid for by its customers. Several parties requested that the PUCO broaden the scope of the review of political and charitable spending.

In connection with an on-going audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ Corporate Separation Plan. The additional audit is for the period from November 2016 through October 2020, and the PUCO intends to select an auditor by December 2, 2020, with a final audit report to be filed in April 2021.

See Note 10, "Commitments, Guarantees and Contingencies" for additional details on the government investigation and subsequent litigation surrounding the investigation of HB 6.

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

Following the Pennsylvania Companies’ 2016 base rate proceedings, the PPUC ruled in a separate proceeding related to the DSIC mechanisms that the Pennsylvania Companies were not required to reflect federal and state income tax deductions related to DSIC-eligible property in DSIC rates, which decision was appealed by the Pennsylvania OCA to the Pennsylvania Commonwealth Court. The Commonwealth Court reversed the PPUC’s decision and remanded the matter to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. On April 7, 2020, the Pennsylvania Supreme Court issued an order granting Petitions for Allowance of Appeal by both the PPUC and the Pennsylvania Companies of the Commonwealth Court’s Opinion and Order. Briefs and Reply Briefs of the parties were filed, and oral argument before the Supreme Court was held on October 21, 2020. An adverse ruling by the Pennsylvania Supreme Court is not expected to result in a material impact to FirstEnergy.

The PPUC issued an order on March 13, 2020, forbidding utilities from terminating service for non-payment for the duration of the COVID-19 pandemic. On May 13, 2020, the PPUC issued a Secretarial letter directing utilities to track all prudently incurred incremental costs arising from the COVID-19 pandemic, and to create a regulatory asset for future recovery of incremental uncollectibles incurred as a result of the COVID-19 pandemic and termination moratorium. On October 13, 2020, the PPUC entered an order lifting the service termination moratorium effective November 9, 2020 subject to certain additional notification, payment procedures and exceptions, and permits the Pennsylvania Companies to create a regulatory asset for all incremental expenses associated with their compliance with the order. Customers with income levels at 300% of federal poverty income guidelines and below are not subject to termination through March 31, 2021 as long as they apply for assistance programs and payment arrangements. Utilities may create a regulatory asset for all incremental expenses associated with their compliance with the order. On October 27, 2020, several stakeholders filed a joint petition for clarification of the order. Answers to the joint petition for clarification were due on November 6, 2020.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under rates approved by the WVPSC effective February 2015. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is updated annually.

On March 13, 2020, the WVPSC urged all utilities to suspend utility service terminations except where necessary as a matter of safety or where requested by the customer. On May 15, 2020, the WVPSC issued an order to authorize MP and PE to record a deferral of additional, extraordinary costs directly related to complying with the various COVID-19 government shut-down orders and operational precautions, including impacts on uncollectible expense and cash flow related to temporary discontinuance of service terminations for non-payment and any credits to minimum demand charges associated with business customers adversely impacted by shut-downs or temporary closures related to the pandemic. MP and PE resumed disconnection activity for commercial and industrial customers on September 15, 2020, and for residential customers on November 4, 2020.

On August 28, 2020, MP and PE filed with the WVPSC their annual ENEC case requesting a decrease in ENEC rates of $55 million beginning January 1, 2021, representing a 4% decrease in rates compared to those in effect on August 28, 2020. The decrease in the ENEC rates is net of recovering approximately $10.5 million in previously deferred, incremental uncollectible and other related costs resulting from the COVID-19 pandemic. A hearing is set to begin on December 2, 2020, and an order is expected in December 2020.

Also on August 28, 2020, MP and PE filed with the WVPSC for recovery of costs associated with modernization and improvement program for their coal-fired boilers. The proposed annual revenue increase for these environmental compliance projects is $5 million beginning January 1, 2021. A hearing is set to begin on December 2, 2020.

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

Federally enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, AE Supply, and the Transmission Companies. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to six regional entities, including RFC. All of the facilities that FirstEnergy operates are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, certain income tax-related adjustments, including, but not limited to impacts from the Tax Act discussed further below, and certain costs for transmission-related vegetation management programs. The amount on FirstEnergy’s Consolidated Balance Sheet for these regulatory assets was approximately $76 million and $73 million, as of September 30, 2020 and December 31, 2019, respectively. Per prior FERC orders, ATSI included a “cost-benefit study” to support recovery of ATSI’s costs to move to PJM, and the MISO transmission project costs that were allocated to ATSI. Certain intervenors filed protests of the formula rate amendments on May 29, 2020, and ATSI filed a reply on June 15, 2020. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund, suspending the effective date for five months to be effective December 1, 2020, and setting the matter for hearing and settlement proceedings. ATSI is engaged in settlement negotiations with the other parties.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. Certain intervenors filed protests of the compliance filings, to which ATSI and MAIT responded. On October 28, 2020, FERC Staff requested additional information about ATSI’s proposed rate base adjustment mechanism. ATSI has 30 days to respond in writing to FERC Staff’s request. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. These compliance filings each remain pending before FERC. MP, WP and PE (as holders of a “stated” transmission rate) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020. JCP&L is addressing these requirements as part of its pending transmission formula rate case.

Transmission ROE Methodology

FERC’s methodology for calculating electric transmission utility ROE has been in transition as a result of an April 14, 2017 ruling by the D.C. Circuit that vacated FERC’s then-effective methodology. On October 16, 2018, FERC issued an order in which it proposed a revised ROE methodology. FERC proposed that, for complaint proceedings alleging that an existing ROE is not just and reasonable, FERC will rely on three financial models - discounted cash flow, capital-asset pricing, and expected earnings - to establish a composite zone of reasonableness to identify a range of just and reasonable ROEs. FERC then will utilize the transmission utility’s risk relative to other utilities within that zone of reasonableness to assign the transmission utility to one of three quartiles within the zone. FERC would take no further action (i.e., dismiss the complaint) if the existing ROE falls within the identified quartile. However, if the replacement ROE falls outside the quartile, FERC would deem the existing ROE presumptively unjust and unreasonable and would determine the replacement ROE. FERC would add a fourth financial model risk premium to the analysis to calculate a ROE based on the average point of central tendency for each of the four financial models. On March 21, 2019, FERC established NOIs to collect industry and stakeholder comments on the revised ROE methodology that is described in the October 16, 2018 decision, and also whether to make changes to FERC’s existing policies and practices for awarding transmission rates incentives. On November 21, 2019, FERC announced in a complaint proceeding involving MISO utilities that FERC would rely on the discounted cash flow and capital-asset pricing models as the basis for establishing ROE. Certain parties, including the Utilities, sought rehearing of FERC’s decision in the MISO utilities proceeding and, on May 21, 2020, FERC issued Opinion No. 569-A that changed FERC’s ROE methodology. Under this methodology FERC established an ROE that is based on three financial models – discounted cash flow, capital-asset pricing, and risk premium – to calculate a composite zone of reasonableness. FERC noted that utilities could, in utility-specific proceedings, ask to have the expected earnings methodology included in calculating the utility’s authorized ROE. FERC also noted that, going forward, it will divide that zone into three equal parts, to be used for high risk, normal risk, and low risk utilities. A given utility will be assigned to one of these three parts of the zone of reasonableness, and its ROE will be set at the median or midpoint of the other utilities that are in the applicable third of the zone. FirstEnergy filed a request for rehearing, which FERC denied on July 22, 2020. FirstEnergy also initiated appellate proceedings of FERC’s Opinion Nos. 569 and 569-A, as did a number of other parties. These proceedings are pending before the United States Court of Appeals for the District of Columbia Circuit. Any changes to FERC’s transmission rate ROE and incentive policies would be applied on a prospective basis.

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. Initial comments were submitted July 1, 2020, and reply comments were filed on July 16, 2020. FirstEnergy participated through EEI and through a consortium of PJM Transmission Owners. This proceeding is pending before FERC.

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

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to convert their existing stated transmission rate to a forward-looking formula transmission rate, effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate, and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings are pending before FERC. FirstEnergy intends to include KATCo in the Regulated Transmission reportable segment.

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

As of September 30, 2020, outstanding guarantees and other assurances aggregated approximately $1.7 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($1.0 billion), other guarantees ($114 million) and other assurances ($502 million).

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

Certain agreements entered into by FE and its subsidiaries have margining provisions that require posting of collateral. As of September 30, 2020, $1 million of collateral has been posted by FE or its subsidiaries.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2020:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade (1)	$40	$—	$40
Surety Bonds (Collateralized Amount) (2)	66	257	323
Total Exposure from Contractual Obligations	$106	$257	$363
(1)As a result of certain credit rating downgrades in October 2020, FirstEnergy may be required to provide $4.5 million in collateral.
(2)Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations (typical obligations require 30 days to cure).

OTHER COMMITMENTS AND CONTINGENCIES

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding’s outstanding principal balance is $114 million as of September 30, 2020. In addition to FE, Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

In February 2019, the EPA announced its final decision to retain without changes the NAAQS for SO2, specifically retaining the 2010 primary (health-based) 1-hour standard of 75 PPB. As of September 30, 2020, FirstEnergy has no power plants operating in areas designated as non-attainment by the EPA.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, EPA granted a Petition for Reconsideration and on September 18, 2017, EPA postponed certain compliance deadlines for two years. On August 31, 2020, EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. Depending on the outcome of appeals, how final rules are ultimately implemented and the compliance options MP elects to take with the new rules, the compliance with these standards, which could include capital expenditures at Ft. Martin and Harrison power stations, may be substantial and changes to MP’s operations at those power stations may also result.

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

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of September 30, 2020, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $104 million have been accrued through September 30, 2020. Included in the total are accrued liabilities of approximately $68 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of September 30, 2020, JCP&L, ME and PN had in total approximately $881 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the transfer of: (i) the ownership and operating NRC licenses for TMI-2; (ii) the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) related liabilities of approximately $900 million as of September 30, 2020. There can be no assurance that the transfer will receive the required regulatory approvals and, even if approved, whether the conditions to the closing of the transfer will be satisfied. On November 12, 2019, JCP&L filed a Petition with the NJBPU seeking approval of the transfer and sale of JCP&L’s entire 25% interest in TMI-2 to TMI-2 Solutions, LLC. On October 28, 2020, Rate Counsel submitted comments recommending that the NJBPU only approve the sale of TMI-2 on the condition that any liability for TMI-2 be absorbed by the joint owners and that JCP&L should agree to not seek to recover any such costs from its utility customers. On November 2, 2020, JCP&L submitted reply comments accepting Rate Counsel’s condition. JCP&L is awaiting a NJBPU order. Also on November 12, 2019, JCP&L, ME, PN, GPUN and TMI-2 Solutions, LLC filed an application with the NRC seeking approval to transfer the NRC license for TMI-2 to TMI-2 Solutions, LLC. On August 10, 2020, JCP&L, ME, PN, GPUN, TMI-2 Solutions, LLC, and the PA DEP reached a settlement agreement regarding the decommissioning of TMI-2. The settlement agreement provides for increased and detailed oversight by the PA DEP over the decommissioning work, expenditures, and environmental impacts of the dismantlement of TMI-2 by TMI-2 Solutions, LLC. In addition, the PA DEP withdrew its objection to the TMI-2 transfer in the NRC proceedings. Both the NRC and NJBPU proceedings are ongoing. Assets and liabilities held for sale on FirstEnergy’s Consolidated Balance Sheet associated with the transaction consist of asset retirement obligations of $718 million, NDTs of $881 million as well as property, plant and equipment with a net book value of zero, which are included in the regulated distribution segment.

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

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey, of which, 210 MWs are related to the Yards Creek generating station that is being sold pursuant to an asset purchase agreement as further discussed below. The segment’s results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs. Included within the segment are $881 million and $882 million of assets classified as held for sale as of September 30, 2020 and December 31, 2019 associated with the asset purchase and sale agreements with TMI-2 Solutions to transfer TMI-2 to TMI-2 Solutions, LLC. See Note 10, "Commitments, Guarantees and Contingencies" for additional information. Also included within the segment is $44 million of assets classified as held for sale as of September 30, 2020 associated with the asset purchase agreement with Yards Creek Energy, LLC to transfer JCP&L’s 50% interest in the Yards Creek pumped-storage hydro generation station (210 MWs). See Note 9, "Regulatory Matters" for additional information.
The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at JCP&L, MP, PE and WP; although as explained in Note 9, “Regulatory Matters”, on October 29, 2020, MP, PE and WP filed with FERC to convert their existing stated rates to forward-looking formula rates, effective January 1, 2021. Effective January 1, 2020, JCP&L's transmission rates became forward-looking formula rates, subject to refund, pending further hearing and settlement proceedings. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.
Corporate/Other reflects corporate support costs not charged to FE’s subsidiaries, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are shown separately in the following table of Segment Financial Information. As of September 30, 2020, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of September 30, 2020, Corporate/Other had approximately $7.85 billion of FE holding company debt.

Financial information for each of FirstEnergy’s reportable segments is presented in the tables below:
Segment Financial Information

For the Three Months Ended	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)

September 30, 2020
External revenues	$2,611	$408	$3	$—	$3,022
Internal revenues	50	5	—	(55)	—
Total revenues	$2,661	$413	$3	$(55)	$3,022
Depreciation	223	79	—	14	316
Amortization of regulatory assets, net	(91)	—	—	—	(91)
Miscellaneous income (expense), net	81	7	13	(1)	100
Interest expense	124	55	88	(1)	266
Income taxes (benefits)	109	35	(28)	—	116
Income (loss) from continuing operations	413	115	(68)	—	460
Property additions	$391	$278	$18	$—	$687

September 30, 2019
External revenues	$2,590	$371	$2	$—	$2,963
Internal revenues	46	4	—	(50)	—
Total revenues	$2,636	$375	$2	$(50)	$2,963
Depreciation	215	71	—	18	304
Amortization of regulatory assets, net	42	1	—	—	43
Miscellaneous income (expense), net	36	4	24	(7)	57
Interest expense	124	49	95	(7)	261
Income taxes (benefits)	103	26	(22)	—	107
Income (loss) from continuing operations	370	113	(94)	—	389
Property additions	$365	$304	$15	$—	$684

For the Nine Months Ended

September 30, 2020
External revenues	$7,062	$1,185	$6	$—	$8,253
Internal revenues	145	13	—	(158)	—
Total revenues	$7,207	$1,198	$6	$(158)	$8,253
Depreciation	672	233	2	47	954
Amortization of regulatory assets, net	(32)	6	—	—	(26)
Miscellaneous income (expense), net	246	21	45	(9)	303
Interest expense	374	162	265	(9)	792
Income taxes (benefits)	144	103	(125)	—	122
Income (loss) from continuing operations	800	346	(355)	—	791
Property additions	$1,115	$817	$47	$—	$1,979

September 30, 2019
External revenues	$7,261	$1,091	$10	$—	$8,362
Internal revenues	140	12	—	(152)	—
Total revenues	$7,401	$1,103	$10	$(152)	$8,362
Depreciation	644	211	3	52	910
Amortization of regulatory assets, net	79	6	—	—	85
Miscellaneous income (expense), net	128	12	73	(22)	191
Interest expense	370	142	283	(22)	773
Income taxes (benefits)	259	87	(65)	—	281
Income (loss) from continuing operations	957	333	(205)	—	1,085
Property additions	$1,037	$835	$40	$—	$1,912

As of September 30, 2020
Total assets	$30,249	$12,078	$611	$—	$42,938
Total goodwill	$5,004	$614	$—	$—	$5,618

As of December 31, 2019
Total assets	$29,642	$11,611	$1,015	$33	$42,301
Total goodwill	$5,004	$614	$—	$—	$5,618

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
The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at JCP&L, MP, PE and WP; although as explained in Note 9, “Regulatory Matters”, on October 29, 2020, MP, PE and WP filed with FERC to convert their existing stated rates to forward-looking formula rates, effective January 1, 2021. Effective January 1, 2020, JCP&L's transmission rates became forward-looking formula rates, subject to refund, pending further hearing and settlement proceedings. Both the forward-looking formula and stated rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.
Corporate/Other reflects corporate support costs not charged to FE’s subsidiaries, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of September 30, 2020, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of September 30, 2020, Corporate/Other had approximately $7.85 billion of FE holding company debt.

EXECUTIVE SUMMARY

FirstEnergy is a forward-thinking fully regulated electric utility focused on stable and predictable earnings and cash flow from its regulated business units - Regulated Distribution and Regulated Transmission - through delivering enhanced customer service and reliability that supports FE's dividend.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Also, on July 21, 2020, and in connection with the investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020. In addition to the subpoenas referenced above, the OH AG, certain FE shareholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers.

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

The Board has formed a new sub-committee of our Audit committee to, together with the Board, assess FirstEnergy’s compliance program and implement potential changes, as appropriate. In addition, in his new role of Executive Director, Mr. Pappas will assist the FirstEnergy leadership team with execution of strategic initiatives, engage with FirstEnergy’s external stakeholders, and support the development of enhanced controls and governance policies and procedures. Despite the many disruptions FirstEnergy is currently facing, the leadership team remains committed and focused on executing its strategy and running the business. See “Outlook - Other Legal Proceedings” below for additional details on the government investigation and subsequent litigation surrounding the investigation of HB 6. See also “Outlook - State Regulation - Ohio” below for details on the PUCO proceeding reviewing political and charitable spending and legislative activity in response to the investigation of HB 6. The outcome of the government investigations, PUCO proceedings, legislative activity, and any of these lawsuits is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows. FirstEnergy is considering reductions to its Regulated Distribution and Regulated Transmission capital investment plans and reductions to operating expenses, as well as changes to its planned equity issuances, to allow for flexibility should a fine be imposed as a result of the government investigation.

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

Beginning March 13, 2020, FirstEnergy temporarily suspended customer disconnections for nonpayment and ceased collection activities as a result of the ongoing pandemic. Starting September 15, 2020, certain FirstEnergy utilities began non-residential disconnections for non-payment, and began the same on October 5, 2020 for residential disconnections. FirstEnergy is actively monitoring the impact COVID-19 is having on customers’ receivable balances, which include increasing arrears balance since the pandemic has begun. Additionally, FirstEnergy has incurred, and it is expected to incur for the foreseeable future, incremental uncollectible and other COVID-19 related expenses. Such incrementally incurred COVID-19 pandemic related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements resulting from the COVID-19 pandemic. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The Ohio Companies and JCP&L had existing regulatory mechanisms in place prior to the outbreak of COVID-19, where incremental uncollectible expenses are able to be recovered through riders with no material impact to earnings. Additionally, in response to the COVID-19 pandemic, the MDPSC, NJBPU and WVPSC issued orders allowing PE, JCP&L and MP to track and create a regulatory asset for future recovery of incremental costs, including uncollectible expenses and waived late payment charges, incurred as a result of the pandemic. In Pennsylvania, the PPUC authorized utilities to track all prudently incurred incremental costs arising from COVID-19, and to create a regulatory asset for future recovery of incremental uncollectible expense incurred as a result of COVID-19 above what is included in the Pennsylvania Companies’ existing rates.

FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the continued impact of COVID-19 to its business and does not currently expect disruptions in its ability to deliver service to customers or any material impact to its capital spending plan. FirstEnergy’s Distribution and Transmission revenues benefit from geographic and economic diversity across a five-state service territory. Two-thirds of base distribution revenues come from the residential customer class, along with a decoupled rate structure in Ohio, which accounts for approximately 20% of total retail load. FirstEnergy’s commercial and industrial revenues are primarily fixed and demand-based, rather than volume-based. As a result of this, FirstEnergy’s Distribution and Transmission investments provide stable and predictable earnings. However, due to the actions taken by state governments in our service territories limiting certain commercial and industrial activities, FirstEnergy’s residential load has increased, while commercial and industrial loads have declined, however, the magnitude of future load trends are currently unknown and difficult to predict. Related to FirstEnergy’s pension investments, the asset allocation is conservative, with no required contributions until 2022 and the funded status was at 77% as of September 30, 2020, which is essentially unchanged from the end of 2019 at 79%. FirstEnergy believes it is well positioned to manage the economic slowdown resulting from the COVID-19 pandemic. However, the situation remains fluid and future impacts to FirstEnergy, that are presently unknown or unanticipated, may occur.

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

In 2020, FirstEnergy continues to execute its regulated growth plans, through the following achievements and plans:

•Implemented forward-looking rates, subject to refund, at JCP&L effective January 1, 2020,
•OH Decoupling rider went into effect on February 1, 2020,
•In October 2020, the NJBPU approved JCP&L’s distribution base rate case settlement agreement, resulting in, among other things, a $94 million increase in annual base distribution revenues,
•Filed for rider recovery of smart meters in NJ, to be deployed beginning in 2023 with a total program cost estimated at $732 million,
•PAPUC-approved DSIC waiver for Penn, which increased the cap from 5% to 7.5% on March 12, 2020,
•Completed final step of FirstEnergy’s strategy to exit the competitive generation business with FES Debtors’ emergence from bankruptcy on February 27, 2020,
•IRP filing in West Virginia to be made by December 30, 2020,
•Issued Climate Position and Strategy Statement, including a pledge to be carbon neutral by 2050, and
•Filed tariff amendments with FERC to convert the existing stated transmission rates of MP, PE and WP to a forward-looking formula transmission rate, effective January 1, 2021.

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

With approximately 24,500 miles of transmission lines in operation, the Regulated Transmission business is the centerpiece of FirstEnergy’s regulated investment strategy with, 100% of its capital investments expected to be recovered under forward-looking formula rates at the Transmission Companies, subject to approval for WP, MP and PE, who filed to move forward-looking formula rates effective January 1, 2021. Regulated Transmission has also experienced significant growth as part of its Energizing the Future transmission plan with plans to invest over $7 billion in capital from 2018 to 2023, which is expected to result in Regulated Transmission rate base compounded annual growth rate of approximately 10% from 2018 through 2023.

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

In November 2020, we published our Climate Story which includes our climate position and strategy, as well as a new comprehensive and ambitious greenhouse gas emission goal. FirstEnergy pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in greenhouse gases within the company’s direct operational control by 2030, based on 2019 levels. In addition, FirstEnergy has also set a fleet electrification goal in which beginning in 2021, FirstEnergy plans for 100% of new purchases for our light duty and aerial truck fleet to be electric or hybrid vehicles, creating a path to 30% fleet electrification by 2030. Also in 2021, FirstEnergy will seek approval to construct a solar generation source of at least 50 MWs in West Virginia. Future resource plans to achieve carbon reductions, including any determination of retirement dates of our regulated coal-fired generating facilities, will be developed by working collaboratively with regulators in West Virginia. Determination of the useful life of our regulated coal-fired generating facilities could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FE and MP’s financial condition, results of operations, and cash flow.

The $2.5 billion equity issuance in 2018 strengthened FirstEnergy’s balance sheet and supported the company’s transition to a fully regulated utility company. The shares of preferred stock participated in the dividend paid on common stock on an as-converted basis and were non-voting except in certain limited circumstances. Because of this investment, FirstEnergy does not currently anticipate the need to issue additional equity through 2021 and expects to issue, subject to, among other things, market conditions, pricing terms and business operations, up to $600 million of equity annually in 2022 and 2023, including approximately $100 million in equity for its regular stock investment and employee benefit plans.
On March 31, 2018, the FES Debtors announced that, in order to facilitate an orderly financial restructuring, they filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. In September 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement by and among FirstEnergy, two groups of key FES creditors (collectively, the FES Key Creditor Groups), the FES Debtors and the UCC. The FES Bankruptcy settlement agreement resolved certain claims by FirstEnergy against the FES Debtors, all claims by the FES Debtors and the FES Key Creditor Groups against FirstEnergy, as well as releases from third parties who voted in favor of the FES Debtors' plan of reorganization, in return for among other things, a cash payment of $853 million upon emergence. The FES Bankruptcy settlement was conditioned on the FES Debtors confirming and effectuating a plan of reorganization acceptable to FirstEnergy.
On February 18, 2020, the FES Debtors and FirstEnergy entered into an IT Access Agreement that provided IT support to enable the FES Debtors to emerge from bankruptcy prior to full IT separation by the FES Debtors. As part of the IT Access Agreement, the FES Debtors and FirstEnergy resolved, among other things, the on-going reconciliation of outstanding tax sharing payments for tax years 2018, 2019 and 2020 for a total of $125 million. On February 25, 2020, the Bankruptcy Court approved the IT Access Agreement. On February 27, 2020, the FES Debtors effectuated their plan, emerged from bankruptcy and FirstEnergy tendered the settlement payments totaling $853 million and the $125 million tax sharing payment to the FES Debtors, with no material impact to net income in 2020.

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
As of June 30, 2020, FirstEnergy had substantially ceased providing post-emergence services to FES Debtors under the terms of the amended and restated shared services agreement. In connection with the FES Debtors emergence from bankruptcy,

FirstEnergy entered into an amended separation agreement with the FES Debtors to implement the separation of FES Debtors and their businesses from FirstEnergy.

The emergence of the FES Debtors from bankruptcy represents the final step in FirstEnergy’s previously announced strategy to exit the competitive generation business and become a fully regulated utility company with a stronger balance sheet, solid cash flows and more predictable earnings.

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change

Revenues	$3,022	$2,963	$59	2%	$8,253	$8,362	$(109)	(1)%

Operating expenses	2,301	2,282	19	1%	6,485	6,467	18	—%

Operating income	721	681	40	6%	1,768	1,895	(127)	(7)%

Other expenses, net	(145)	(185)	40	22%	(855)	(529)	(326)	(62)%

Income before income taxes	576	496	80	16%	913	1,366	(453)	(33)%

Income taxes	116	107	9	8%	122	281	(159)	(57)%

Income from continuing operations	460	389	71	18%	791	1,085	(294)	(27)%

Discontinued operations, net of tax	(6)	2	(8)	NM	46	(62)	108	NM

Net income	$454	$391	$63	16%	$837	$1,023	$(186)	(18)%

*NM= not meaningful

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 11, “Segment Information,” of the Notes to Consolidated Financial Statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Summary of Results of Operations — Third Quarter 2020 Compared with Third Quarter 2019

Financial results for FirstEnergy’s business segments in the third quarter of 2020 and 2019 were as follows:

Third Quarter 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,600	$408	$(35)	$2,973
Other	61	5	(17)	49
Total Revenues	2,661	413	(52)	3,022

Operating Expenses:
Fuel	101	—	—	101
Purchased power	762	—	4	766
Other operating expenses	913	86	(62)	937
Provision for depreciation	223	79	14	316
Deferral of regulatory assets, net	(91)	—	—	(91)
General taxes	199	59	14	272
Total Operating Expenses	2,107	224	(30)	2,301

Operating Income (Loss)	554	189	(22)	721

Other Income (Expense):
Miscellaneous income, net	81	7	12	100
Interest expense	(124)	(55)	(87)	(266)
Capitalized financing costs	11	9	1	21
Total Other Expense	(32)	(39)	(74)	(145)

Income (Loss) Before Income Taxes (Benefits)	522	150	(96)	576
Income taxes (benefits)	109	35	(28)	116
Income (Loss) From Continuing Operations	413	115	(68)	460
Discontinued operations, net of tax	—	—	(6)	(6)
Net Income (Loss)	$413	$115	$(74)	$454

Third Quarter 2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,571	$371	$(33)	$2,909
Other	65	4	(15)	54
Total Revenues	2,636	375	(48)	2,963

Operating Expenses:
Fuel	122	—	—	122
Purchased power	794	—	4	798
Other operating expenses	715	75	(32)	758
Provision for depreciation	215	71	18	304
Amortization of regulatory assets, net	42	1	—	43
General taxes	197	53	7	257
Total Operating Expenses	2,085	200	(3)	2,282

Operating Income (Loss)	551	175	(45)	681

Other Income (Expense):
Miscellaneous income, net	36	4	17	57
Interest expense	(124)	(49)	(88)	(261)
Capitalized financing costs	10	9	—	19
Total Other Expense	(78)	(36)	(71)	(185)

Income (Loss) Before Income Taxes (Benefits)	473	139	(116)	496
Income taxes (benefits)	103	26	(22)	107
Income (Loss) From Continuing Operations	370	113	(94)	389
Discontinued operations, net of tax	—	—	2	2
Net Income (Loss)	$370	$113	$(92)	$391

Changes Between Third Quarter 2020 and Third Quarter 2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$29	$37	$(2)	$64
Other	(4)	1	(2)	(5)
Total Revenues	25	38	(4)	59

Operating Expenses:
Fuel	(21)	—	—	(21)
Purchased power	(32)	—	—	(32)
Other operating expenses	198	11	(30)	179
Provision for depreciation	8	8	(4)	12
Amortization (deferral) of regulatory assets, net	(133)	(1)	—	(134)
General taxes	2	6	7	15
Total Operating Expenses	22	24	(27)	19

Operating Income (Loss)	3	14	23	40

Other Income (Expense):
Miscellaneous income, net	45	3	(5)	43
Interest expense	—	(6)	1	(5)
Capitalized financing costs	1	—	1	2
Total Other Expense	46	(3)	(3)	40

Income (Loss) Before Income Taxes (Benefits)	49	11	20	80
Income taxes (benefits)	6	9	(6)	9
Income (Loss) From Continuing Operations	43	2	26	71
Discontinued operations, net of tax	—	—	(8)	(8)
Net Income (Loss)	$43	$2	$18	$63

Regulated Distribution — Third Quarter 2020 Compared with Third Quarter 2019

Regulated Distribution’s net income increased $43 million in the third quarter of 2020, as compared to the same period of 2019, primarily due to lower pension and OPEB non-service expenses, increased residential sales due to the continued impact of COVID-19, partially offset by higher operating and maintenance expenses, as further discussed below.

Revenues —

The $25 million increase in total revenues resulted from the following sources:

	For the Three Months Ended September 30,
Revenues by Type of Service	2020	2019	Increase (Decrease)
	(In millions)
Distribution(1)	$1,528	$1,482	$46

Generation sales:
Retail	1,005	989	16
Wholesale	67	100	(33)
Total generation sales	1,072	1,089	(17)

Other	61	65	(4)
Total Revenues	$2,661	$2,636	$25
(1) Includes $25 million of ARP revenues for the three months ended September 30, 2020 and 2019.

Distribution revenues increased $46 million in the third quarter of 2020, as compared to the same period of 2019, primarily resulting from higher rates associated with incremental riders in Ohio and Pennsylvania, including the recovery of distribution capital investment programs and transmission expenses, increased residential sales due to the continued impact of COVID-19, and higher weather-related customer usage, partially offset by the absence of the NJ storm recovery rider, the expiration of a NUG contract in 2020, and lower commercial and industrial sales due to the continued impact of COVID-19. Distribution services by customer class are summarized in the following table:

	For the Three Months Ended September 30,
Electric Distribution MWH Deliveries	2020	2019	Increase (Decrease)
	(In thousands)
Residential	16,091	15,306	5.1%
Commercial(1)	9,589	10,148	(5.5)%
Industrial	13,560	14,477	(6.3)%
Total Electric Distribution MWH Deliveries	39,240	39,931	(1.7)%
(1) Includes street lighting.

Distribution services to residential customers primarily reflects an increase in customer load due to the continued impact of COVID-19 and higher weather-related usage. Deliveries to commercial customers were lower due to the continued impact of COVID-19, partially offset by higher weather-related usage. Cooling degree days were relatively flat compared to 2019, and 21% above normal. Deliveries to industrial customers were also negatively impacted due to the continued impact of COVID-19 contributing to lower steel, mining, and educational services customer usage, partially offset by higher shale customer usage.

The following table summarizes the price and volume factors contributing to the $17 million decrease in generation revenues for the third quarter of 2020, as compared to the same period of 2019:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$30
Change in prices	(14)
16
Wholesale:
Change in sales volumes	(21)
Change in prices	(1)
Capacity revenue	(11)
(33)
Decrease in Generation Revenues	$(17)

The increase in retail generation sales volumes was primarily due to decreased customer shopping in New Jersey and Pennsylvania, an increase in residential load due to the continued impact of COVID-19 in our service territories, and higher weather-related usage. Total generation provided by alternative suppliers as a percentage of total MWH deliveries decreased to 43% from 45% in New Jersey and to 63% from 66% in Pennsylvania. The decrease in retail generation prices primarily resulted from lower non-shopping generation rates at WPP.

Wholesale generation revenues decreased $33 million in the third quarter of 2020, as compared to the same period in 2019, primarily due to decreased volumes associated with lower economic dispatch of MP’s generating units resulting from low spot market energy prices, the expiration of a NUG contract, and lower capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.
Operating Expenses —

Total operating expenses increased $22 million in the third quarter of 2020, as compared to the same period of 2019, primarily due to the following:

•Fuel expense decreased $21 million in the third quarter of 2020, as compared to the same period of 2019, primarily due to lower unit costs and lower fuel consumption as a result of economic dispatch.

•Purchased power costs were $32 million lower in the third quarter of 2020, as compared to the same period in 2019, primarily due to lower prices and capacity expenses and fewer purchases resulting from the expiration of a NUG contract, partially offset by increased volumes as described above.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases
Change due to unit costs	$(40)
Change due to volumes	13
(27)
Capacity expense	(5)
Decrease in Purchased Power Costs	$(32)

•Other operating expenses increased $198 million in the third quarter of 2020, as compared to the same period of 2019, primarily due to the following:

•Increased storm restoration costs of $136 million, primarily related to tropical storm Isaias, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.
•Higher incremental uncollectible and other COVID-19 related expenses of $49 million, of which $22 million was deferred for future recovery.
•Higher network transmission expenses of $15 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher pension and OPEB service costs of $11 million.
•Higher other operating and maintenance expenses of $4 million primarily associated with regulated generation maintenance activities.
•Lower energy efficiency program costs and vegetation management spend of $17 million. These costs are deferred for future recovery, resulting in no material impact on earnings.

•Depreciation expense increased $8 million in the third quarter of 2020, as compared to the same period of 2019, primarily due to a higher asset base.

•Deferral of regulatory assets increased $133 million in the third quarter of 2020, as compared to the same period of 2019, primarily due to higher storm restoration, uncollectible and other COVID-19 related costs, partially offset by lower generation and transmission deferrals, the recovery of distribution investment programs and lower energy efficiency related costs.

Other Expenses —

Other expense decreased $46 million in the third quarter of 2020, as compared to the same period of 2019, primarily due to higher net miscellaneous income resulting from lower pension non-service costs.

Income Taxes —

Regulated Distribution’s effective tax rate was 20.9% and 21.8% for the three months ended September 30, 2020 and 2019, respectively.

Regulated Transmission — Third Quarter 2020 Compared with Third Quarter 2019

Regulated Transmission’s net income increased $2 million in the third quarter of 2020, as compared to the same period of 2019, primarily due to higher rate base at ATSI and MAIT associated with Energizing the Future transmission plan, partially offset by higher interest expense and the absence of tax benefits in the third quarter of 2019.

Revenues —

Total revenues increased $38 million in the third quarter of 2020, as compared to the same period of 2019, primarily due to recovery of incremental operating expenses and a higher rate base at ATSI and MAIT.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended September 30,		Increase
Revenues by Transmission Asset Owner	2020	2019
	(In millions)
ATSI	$203	$185	$18
TrAIL	63	57	6
MAIT	70	59	11
JCP&L	43	40	3
Other	34	34	—
Total Revenues	$413	$375	$38

Operating Expenses —

Total operating expenses increased $24 million in the third quarter of 2020, as compared to the same period of 2019, primarily due to higher property taxes and depreciation due to a higher asset base, and higher operating and maintenance expenses. The majority of operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Other expenses increased $3 million due to the impact of higher net financing costs from money pool borrowing and lending activities at FET and debt issuances at ATSI, MAIT and FET, partially offset by lower pension and OPEB non-service costs.

Income Taxes —

Regulated Transmission’s effective tax rate was 23.3% and 18.7% for the three months ended September 30, 2020 and 2019, respectively, primarily due to changes in the amortization of excess deferred income taxes and the absence of tax benefits in 2019.

Corporate / Other — Third Quarter 2020 Compared with Third Quarter 2019

Financial results at Corporate/Other resulted in a $26 million decrease in loss from continuing operations in the third quarter of 2020, as compared to the same period of 2019, primarily due to higher tax benefits and lower other operating expenses, partially offset by lower returns on certain equity method investments.

For the three months ended September 30, 2020, FirstEnergy recorded a loss from discontinued operations, net of tax, of $6 million compared to income, net of tax, of $2 million for the three months ended September 30, 2019.

Summary of Results of Operations — First Nine Months of 2020 Compared with First Nine Months of 2019

Financial results for FirstEnergy’s business segments in the first nine months of 2020 and 2019 were as follows:

First Nine Months 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$7,031	$1,185	$(105)	$8,111
Other	176	13	(47)	142
Total Revenues	7,207	1,198	(152)	8,253

Operating Expenses:
Fuel	276	—	—	276
Purchased power	2,062	—	11	2,073
Other operating expenses	2,345	201	(130)	2,416
Provision for depreciation	672	233	49	954
Amortization (deferral) of regulatory assets, net	(32)	6	—	(26)
General taxes	583	177	32	792
Total Operating Expenses	5,906	617	(38)	6,485

Operating Income (Loss)	1,301	581	(114)	1,768

Other Income (Expense):
Miscellaneous income, net	246	21	36	303
Pension and OPEB mark-to-market adjustment	(257)	(19)	(147)	(423)
Interest expense	(374)	(162)	(256)	(792)
Capitalized financing costs	28	28	1	57
Total Other Expense	(357)	(132)	(366)	(855)

Income (Loss) Before Income Taxes (Benefits)	944	449	(480)	913
Income taxes (benefits)	144	103	(125)	122
Income (Loss) From Continuing Operations	800	346	(355)	791
Discontinued operations, net of tax	—	—	46	46
Net Income (Loss)	$800	$346	$(309)	$837

First Nine Months 2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$7,214	$1,090	$(96)	$8,208
Other	187	13	(46)	154
Total Revenues	7,401	1,103	(142)	8,362

Operating Expenses:
Fuel	382	—	—	382
Purchased power	2,177	—	13	2,190
Other operating expenses	2,116	205	(178)	2,143
Provision for depreciation	644	211	55	910
Amortization of regulatory assets, net	79	6	—	85
General taxes	572	156	29	757
Total Operating Expenses	5,970	578	(81)	6,467

Operating Income (Loss)	1,431	525	(61)	1,895

Other Income (Expense):
Miscellaneous income, net	128	12	51	191
Pension and OPEB mark-to-market adjustment	—	—	—	—
Interest expense	(370)	(142)	(261)	(773)
Capitalized financing costs	27	25	1	53
Total Other Expense	(215)	(105)	(209)	(529)

Income (Loss) Before Income Taxes (Benefits)	1,216	420	(270)	1,366
Income taxes (benefits)	259	87	(65)	281
Income (Loss) From Continuing Operations	957	333	(205)	1,085
Discontinued operations, net of tax	—	—	(62)	(62)
Net Income (Loss)	$957	$333	$(267)	$1,023

Changes Between First Nine Months 2020 and First Nine Months 2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$(183)	$95	$(9)	$(97)
Other	(11)	—	(1)	(12)
Total Revenues	(194)	95	(10)	(109)

Operating Expenses:
Fuel	(106)	—	—	(106)
Purchased power	(115)	—	(2)	(117)
Other operating expenses	229	(4)	48	273
Provision for depreciation	28	22	(6)	44
Amortization (deferral) of regulatory assets, net	(111)	—	—	(111)
General taxes	11	21	3	35
Total Operating Expenses	(64)	39	43	18

Operating Income (Loss)	(130)	56	(53)	(127)

Other Income (Expense):
Miscellaneous income (expense), net	118	9	(15)	112
Pension and OPEB mark-to-market adjustment	(257)	(19)	(147)	(423)
Interest expense	(4)	(20)	5	(19)
Capitalized financing costs	1	3	—	4
Total Other Expense	(142)	(27)	(157)	(326)

Income (Loss) Before Income Taxes (Benefits)	(272)	29	(210)	(453)
Income taxes (benefits)	(115)	16	(60)	(159)
Income (Loss) From Continuing Operations	(157)	13	(150)	(294)
Discontinued operations, net of tax	—	—	108	108
Net Income (Loss)	$(157)	$13	$(42)	$(186)

Regulated Distribution — First Nine Months of 2020 Compared with First Nine Months of 2019

Regulated Distribution’s net income decreased $157 million in the first nine months of 2020, as compared to the same period of 2019, primarily resulting from the pension and OPEB mark-to-market adjustment in 2020, lower weather-related customer usage, the absence of the DMR revenues that ended in July 2019, partially offset by lower pension and OPEB non-service costs, higher revenues from incremental riders in Ohio and Pennsylvania and increased residential sales due to the continued impact of COVID-19.

Revenues —

The $194 million decrease in total revenues resulted from the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2020	2019	Increase (Decrease)
	(In millions)
Distribution services(1)	$4,108	$4,045	$63

Generation sales:
Retail	2,735	2,853	(118)
Wholesale	188	316	(128)
Total generation sales	2,923	3,169	(246)

Other	176	187	(11)
Total Revenues	$7,207	$7,401	$(194)
(1) Includes $108 million and $142 million of ARP revenues for the nine months ended September 30, 2020 and 2019, respectively.

Distribution services revenues increased $63 million in the first nine months of 2020, as compared to the same period of 2019, primarily resulting from the implementation of Ohio decoupling rates in 2020, higher rates associated with incremental riders in Ohio and Pennsylvania, including the recovery of distribution capital investment programs and transmission expenses, increased residential sales due to the continued impact of COVID-19 and the implementation of the New Jersey Zero Emission Program in June 2019, partially offset by the absence of the NJ storm recovery rider and DMR revenues that ended in 2019, lower weather-related customer usage, the expiration of a NUG contract and lower commercial and industrial sales due to the continued impact of COVID-19. Distribution services by customer class are summarized in the following table:

	For the Nine Months Ended September 30,
Electric Distribution MWH Deliveries	2020	2019	Increase (Decrease)
	(In thousands)
Residential	42,059	41,311	1.8%
Commercial(1)	26,316	28,909	(9.0)%
Industrial	39,118	42,032	(6.9)%
Total Electric Distribution MWH Deliveries	107,493	112,252	(4.2)%
(1) Includes street lighting.

Distribution services to residential customers primarily reflects an increase in customer load due to the continued impact of COVID-19, partially offset by lower weather related usage. Deliveries to commercial customers reflects lower weather-related usage and the continued impact of COVID-19. Heating degree days were 5% below 2019, and 10% below normal. Cooling degree days were 1% above 2019, and 16% above normal. Deliveries to industrial customers were also negatively impacted due to the continued impact of COVID-19 contributing to lower steel, mining, educational services and automotive customer usage, partially offset by higher shale customer usage.

The following table summarizes the price and volume factors contributing to the $246 million decrease in generation revenues for the first nine months of 2020, as compared to the same period of 2019:

Source of Change in Generation Revenues	Decrease
(In millions)
Retail:
Change in sales volumes	$(46)
Change in prices	(72)
(118)
Wholesale:
Change in sales volumes	(69)
Change in prices	(5)
Capacity revenue	(54)
(128)
Decrease in Generation Revenues	$(246)

The decrease in retail generation sales volumes was primarily due to lower weather-related usage, partially offset by an increase in residential load due to the continued impact of COVID-19. The decrease in retail generation prices primarily resulted from lower non-shopping generation auction rates in New Jersey and Pennsylvania.

Wholesale generation revenues decreased $128 million in the first nine months of 2020, as compared to the same period in 2019, primarily due to decreased volumes associated with lower economic dispatch of MP’s generating units resulting from low spot market energy prices, the expiration of a NUG contract and lower capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses decreased $64 million, primarily due to the following:

•Fuel costs were $106 million lower during the first nine months of 2020, as compared to the same period of 2019, primarily due to lower unit costs and lower fuel consumption as a result of economic dispatch.

•Purchased power costs decreased $115 million during the first nine months of 2020, as compared to the same period of 2019, primarily due to lower prices and capacity expenses and decreased purchases resulting from the expiration of a NUG contract, partially offset by the implementation of the NJ Zero Emission Program in June 2019.

Source of Change in Purchased Power	Decrease
(In millions)
Purchases:
Change due to unit costs	$(39)
Change due to volumes	(19)
(58)
Capacity	(57)
Decrease in Purchased Power Costs	$(115)

•Other operating expenses increased $229 million in the first nine months of 2020, as compared to the same period of 2019, primarily due to:

•Higher incremental uncollectible and other COVID-19 related expenses of $117 million, of which $53 million was deferred for future recovery.
•Increased storm restoration costs of $59 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.
•Higher network transmission expenses of $36 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher employee benefit costs of approximately $20 million.
•Higher pension and OPEB service costs of $24 million.
•Higher other operating and maintenance expense of $9 million, primarily associated with regulated generation maintenance activities.
•Lower vegetation management spend and energy efficiency program costs of $36 million, which are deferred for future recovery, resulting in no material impact on earnings.

•Depreciation expense increased $28 million in the first nine months of 2020, as compared to the same period of 2019, primarily due to a higher asset base.

•Deferral of regulatory assets increased $111 million in the first nine months of 2020, as compared to the same period of 2019, primarily due to higher storm restoration, uncollectible and other COVID-19 related costs, partially offset by lower generation and transmission deferrals, the recovery of distribution investment programs and lower energy efficiency related costs.

•General taxes increased $11 million in the first nine months of 2020, as compared to the same period of 2019, primarily due to higher Ohio property taxes and payroll taxes associated with employee benefits.

Other Expense —

Other expense increased $142 million in the nine months of 2020, as compared to the same period of 2019, primarily due to a $257 million pension and OPEB mark-to-market adjustment in the first quarter of 2020 and higher interest expense from debt issuances primarily at WP and MP, partially offset by higher net miscellaneous income primarily resulting from lower pension and OPEB non-service costs.

Income Taxes —

Regulated Distribution’s effective tax rate was 15.3% and 21.3% for the nine months ended September 30, 2020 and 2019, respectively. The change in the effective tax rate was primarily due to the recognition of $52 million in deferred gains relating to prior intercompany transfers of generation assets that were triggered by the deconsolidation of the FES Debtors from FirstEnergy’s consolidated federal income tax group as a result of their emergence from bankruptcy in the first quarter of 2020.

Regulated Transmission — First Nine Months of 2020 Compared with First Nine Months of 2019

Regulated Transmission’s net income increased $13 million in the first nine months of 2020, as compared to the same period of 2019, primarily resulting from the impact of a higher rate base at ATSI and MAIT, partially offset by higher interest expense and a true-up of the forward-looking formula rate at ATSI and MAIT.

Revenues —

Total revenues increased $95 million, primarily due to the recovery of incremental operating expenses and a higher rate base at ATSI and MAIT, partially offset by the impact of a true-up of the forward-looking rate.

The following table shows revenues by transmission asset owner:

	For the Nine Months Ended September 30,
Revenues by Transmission Asset Owner	2020	2019	Increase (Decrease)
	(In millions)
ATSI	$601	$545	$56
TrAIL	188	178	10
MAIT	187	160	27
JCP&L	122	120	2
Other	100	100	—
Total Revenues	$1,198	$1,103	$95

Operating Expenses —

Total operating expenses increased $39 million in the first nine months of 2020, as compared to the same period of 2019, primarily due to higher property taxes and depreciation due to a higher asset base. The majority of operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $27 million in the first nine months of 2020, as compared to the same period of 2019, primarily due to a $19 million pension and OPEB mark-to-market adjustment in the first quarter of 2020 and higher net financing costs from money pool borrowing and lending activity and debt issuances at ATSI, MAIT and FET, partially offset by lower pension and OPEB non-service costs.

Income Taxes —

Regulated Transmission’s effective tax rate was 22.9% and 20.7% for the nine months ended September 30, 2020 and 2019, respectively due to changes in the amortization of excess deferred income taxes and the absence of tax benefits in 2019.

Corporate / Other — First Nine Months of 2020 Compared with First Nine Months of 2019

Financial results at Corporate/Other resulted in a $150 million increased loss from continuing operations in the first nine months of 2020, as compared to the same period of 2019, primarily due to the $147 million pension and OPEB mark-to-market adjustment in the first quarter of 2020, higher other operating expenses and lower returns on certain equity method investments, partially offset by $10 million in tax benefits from accelerated amortization of certain investment tax credits and lower other Pension and OPEB non-service costs.

For the nine months ended September 30, 2020, FirstEnergy recorded income from discontinued operations, net of tax, of $46 million compared to a loss, net of tax, of $62 million for the nine months ended September 30, 2019. The change in discontinued operations, net of tax, was primarily due to lower settlement-related expenses with the FES Debtors, including adjustments to the estimated worthless stock deduction and Intercompany Tax Allocation Agreement, as well as the acceleration of net pension and OPEB prior service credits in 2020 and the absence of tax expense in 2019 associated with non-deductible interest.

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

Management assesses the probability of recovery of regulatory assets at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. Management applies judgment in evaluating the evidence available to assess the probability of recovery of regulatory assets from customers, including, but not limited to evaluating evidence related to precedent for similar items at FirstEnergy and information on comparable companies within similar jurisdictions, as well as assessing progress of communications between FirstEnergy and regulators. Certain of these regulatory assets, totaling approximately $115 million and $111 million as of September 30, 2020 and December 31, 2019, respectively, are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific order, of which, $78 million and $73 million as of September 30, 2020 and December 31, 2019, respectively, are being sought for recovery in a formula rate amendment filing at ATSI that is pending before FERC. See Note 9, "Regulatory Matters" for additional information.

The following table provides information about the composition of net regulatory assets and liabilities as of September 30, 2020, and December 31, 2019, and the changes during the nine months ended September 30, 2020:

Net Regulatory Assets (Liabilities) by Source	September 30, 2020	December 31, 2019	Change
	(In millions)
Customer payables for future income taxes	$(2,456)	$(2,605)	$149
Nuclear decommissioning and spent fuel disposal costs	(185)	(197)	12
Asset removal costs	(730)	(756)	26
Deferred transmission costs	280	298	(18)
Deferred generation costs	122	214	(92)
Deferred distribution costs	232	155	77
Contract valuations	37	51	(14)
Storm-related costs	721	551	170
Uncollectible and COVID-19 related costs	62	3	59
Other	(55)	25	(80)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(1,972)	$(2,261)	$289

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

Contract valuations - Includes the amortization of purchase accounting adjustments at PE which were recorded in connection with the AE merger representing the fair value of NUG purchased power contracts (amortized over the life of the contracts through 2030).

Storm-related costs - Relates to the recovery of storm costs, which vary by jurisdiction. Approximately $162 million and $193 million are currently being recovered through rates as of September 30, 2020 and December 31, 2019, respectively.

Uncollectible and COVID-19 related costs - Includes the deferral of prudently incurred incremental costs and certain waived late payment charges arising from COVID-19, including uncollectible expenses under new and existing riders prior to the pandemic.

The following table provides information about the composition of net regulatory assets that do not earn a current return as of September 30, 2020 and December 31, 2019, of which approximately $193 million and $228 million, respectively, are currently being recovered through rates over varying periods depending on the nature of the deferral and the jurisdiction.

Regulatory Assets by Source Not Earning a Current Return	September 30, 2020	December 31, 2019	Change
	(In millions)
Deferred transmission costs	$31	$27	$4
Deferred generation costs	6	15	(9)
Storm-related costs	645	471	174
COVID-19 related costs	29	—	29
Other	31	32	(1)
Regulatory Assets Not Earning a Current Return	$742	$545	$197

CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments, and contributions to its pension plan.

The $2.5 billion equity issuance in 2018 strengthened FirstEnergy’s balance sheet and supported the company’s transition to a fully regulated utility company. The shares of preferred stock participated in the dividend paid on common stock on an as-converted basis and were non-voting except in certain limited circumstances. Because of this investment, FirstEnergy does not currently anticipate the need to issue additional equity through 2021 and expects to issue, subject to, among other things, market conditions, pricing terms and business operations, up to $600 million of equity annually in 2022 and 2023, including approximately $100 million in equity for its regular stock investment and employee benefit plans.

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

In alignment with FirstEnergy’s strategy to invest in its Regulated Transmission and Regulated Distribution segments as a fully regulated company, FirstEnergy is focused on maintaining balance sheet strength and flexibility. Specifically, at the regulated businesses, regulatory authority has been obtained for various regulated distribution and transmission subsidiaries to issue and/or refinance debt.

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

On March 31, 2018, the FES Debtors announced that, in order to facilitate an orderly financial restructuring, they filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. In September 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement by and among FirstEnergy, two groups of key FES creditors (collectively, the FES Key Creditor Groups), the FES Debtors and the UCC. The FES Bankruptcy settlement agreement resolved certain claims by FirstEnergy against the FES Debtors, all claims by the FES Debtors and the FES Key Creditor Groups against FirstEnergy, as well as releases from third parties who voted in favor of the FES Debtors' plan of reorganization, in return for among other things, a cash payment of $853 million upon emergence. The FES Bankruptcy settlement was conditioned on the FES Debtors confirming and effectuating a plan of reorganization acceptable to FirstEnergy.

On February 18, 2020, the FES Debtors and FirstEnergy entered into an IT Access Agreement that provided IT support to enable the FES Debtors to emerge from bankruptcy prior to full IT separation by the FES Debtors. As part of the IT Access Agreement, the FES Debtors and FirstEnergy resolved, among other things, the on-going reconciliation of outstanding tax sharing payments for tax years 2018, 2019 and 2020 for a total of $125 million. On February 25, 2020, the Bankruptcy Court approved the IT Access Agreement. On February 27, 2020, the FES Debtors effectuated their plan, emerged from bankruptcy and FirstEnergy tendered the settlement payments totaling $853 million and the $125 million tax sharing payment to the FES Debtors, with no material impact to net income in 2020.

The outbreak of COVID-19 is a global pandemic. FirstEnergy is continuously evaluating the global pandemic and taking steps to mitigate known risks. FirstEnergy is actively monitoring the continued impact COVID-19 is having on its customers’ receivable balances, which include increasing arrears balances since the pandemic has begun. FirstEnergy has incurred, and it is expected to incur for the foreseeable future, incremental uncollectible and other COVID-19 pandemic related expenses. COVID-19 related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements resulting from the COVID-19 pandemic. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The full impact on FirstEnergy’s business from the COVID-19 pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees, contractors and customers is its first priority. FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the continued impact the COVID-19 pandemic is having on its business, however, FirstEnergy does not currently expect disruptions in its ability to deliver service to customers or any material impact on its capital spending plan.

FirstEnergy continues to effectively manage operations during the pandemic in order to provide critical service to customers and believes it is well positioned to manage through the economic slowdown. FirstEnergy Distribution and Transmission revenues benefit from geographic and economic diversity across a five-state service territory, which also allows for flexibility with capital investments and measures to maintain sufficient liquidity over the next twelve months. However, the situation remains fluid and future impacts to FirstEnergy that are presently unknown or unanticipated may occur. Furthermore, the likelihood of an impact to FirstEnergy, and the severity of any impact that does occur, could increase the longer the global pandemic persists.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Also, on July 21, 2020, and in connection with the investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020. In addition to the subpoenas referenced above, the OH AG, certain FE shareholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers.

The Board has formed a new sub-committee of our Audit committee to, together with the Board, assess FirstEnergy’s compliance program and implement potential changes, as appropriate. In addition, in his new role of Executive Director, Mr. Pappas will assist the FirstEnergy leadership team with execution of strategic initiatives, engage with FirstEnergy’s external stakeholders, and support the development of enhanced controls and governance policies and procedures. Despite the many disruptions FirstEnergy is currently facing, the leadership team remains committed and focused on executing its strategy and running the business. See “Outlook - Other Legal Proceedings” below for additional details on the government investigation and subsequent litigation surrounding the investigation of HB 6. See also “Outlook - State Regulation - Ohio” below for details on the PUCO proceeding reviewing political and charitable spending and legislative activity in response to the investigation of HB 6. The outcome of the government investigations, PUCO proceedings, legislative activity, and any of these lawsuits is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows. FirstEnergy is considering reductions to its Regulated Distribution and Regulated Transmission capital investment plans and reductions to operating expenses, as well as changes to its planned equity issuances, to allow for flexibility should a fine be imposed as a result of the government investigation.

FirstEnergy is unable to predict the outcome of the legislative activity in response to the investigation of HB 6, however, a repeal of the decoupling provision of HB 6 is reasonably possible. As of September 30, 2020, the uncollected amount recognized as a regulatory asset on FirstEnergy’s Consolidated Balance Sheet from the decoupling mechanism was approximately $100 million. However, absent the decoupling mechanism and other provisions of HB 6, it is expected that the Ohio Companies would have collected lost distribution revenues estimated at approximately $63 million for the nine months ended September 30, 2020, for a pre-tax net impact of approximately $37 million. Furthermore, as FirstEnergy would not have financially benefited from the zero nuclear credit included in HB 6, there is no expected impact to FirstEnergy due to the repeal of that provision in HB 6. On November 2, 2020, the Ohio Companies filed their annual update to the Ohio decoupling rider with an estimated annual revenue requirement of approximately $113 million with a proposed effective date of January 1, 2021, unless otherwise ordered by the PUCO.

As of September 30, 2020, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, short-term borrowings, and accrued interest, taxes, compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

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

FirstEnergy had $300 million and $1,000 million of short-term borrowings as of September 30, 2020 and December 31, 2019, respectively. FirstEnergy’s available liquidity from external sources as of November 19, 2020, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2022	$2,500	$2,246
FET(2)	Revolving	December 2022	1,000	1,000
		Subtotal	$3,500	$3,246
	Cash and cash equivalents(3)		—	286
		Total	$3,500	$3,532

(1)FE and the Utilities. Available liquidity includes impact of $4 million of LOCs issued under various terms.
(2)Includes FET and the Transmission Companies.
(3)As of November 18, 2020.

The following table summarizes the borrowing sublimits for each borrower under the facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of September 30, 2020:

Borrower	FirstEnergy Revolving Credit Facility Sublimit	FET Revolving Credit Facility Sublimit	Regulatory and Other Short-Term Debt Limitations
	(In millions)
FE	$2,500	$—	$—	(1)
FET	—	1,000	—	(1)
OE	500	—	500	(2)
CEI	500	—	500	(2)
TE	300	—	300	(2)
JCP&L	500	—	500	(2)
ME	500	—	500	(2)
PN	300	—	300	(2)
WP	200	—	200	(2)
MP	500	—	500	(2)
PE	150	—	150	(2)
ATSI	—	500	500	(2)
Penn	100	—	100	(2)
TrAIL	—	400	400	(2)
MAIT	—	400	400	(2)

(1)No limitations.
(2)Includes amounts which may be borrowed under the regulated companies’ money pool.

Subject to each borrower’s sublimit, $250 million of the FE credit facility and $100 million of the FET credit facility, is available for the issuance of LOCs (subject to borrowings drawn under the Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the Facilities and against the applicable borrower’s borrowing sublimit.

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

As of September 30, 2020, the borrowers were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the respective Facilities.

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

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first nine months of 2020 was 0.87% per annum for the regulated companies’ money pool and 1.21% per annum for the unregulated companies’ money pool.

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of November 17, 2020:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Watch (1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BB+	Baa3	BBB-	—	—	—	BB+	Baa3	BBB-	CW-N	N	N
AGC	BB	Baa2	BBB	—	—	—	—	—	—	CW-N	S	N
ATSI	BB+	A3	BBB	—	—	—	BBB-	A3	BBB+	CW-N	S	N
CEI	BB+	Baa2	BBB	BBB+	A3	A-	BBB-	Baa2	BBB+	CW-N	S	N
FET	BB+	Baa2	BBB-	—	—	—	BB+	Baa2	BBB-	CW-N	S	N
JCP&L	BB+	A3	BBB	—	—	—	BBB-	A3	BBB+	CW-N	S	N
ME	BB+	A3	BBB	—	—	—	BBB-	A3	BBB+	CW-N	S	N
MAIT	BB+	A3	BBB	—	—	—	BBB-	A3	BBB+	CW-N	S	N
MP	BB+	Baa2	BBB	BBB+	A3	A-	BBB-	Baa2	—	CW-N	S	N
OE	BB+	A3	BBB	BBB+	A1	A-	BBB-	A3	BBB+	CW-N	S	N
PN	BB+	Baa1	BBB	—	—	—	BBB-	Baa1	BBB+	CW-N	S	N
Penn	BB+	A3	BBB	—	A1	A-	—	—	—	CW-N	S	N
PE	BB+	Baa2	BBB	—	—	A-	—	—	—	CW-N	S	N
TE	BB+	Baa1	BBB	BBB+	A2	A-	—	—	—	CW-N	S	N
TrAIL	BB+	A3	BBB	—	—	—	BBB-	A3	BBB+	CW-N	S	N
WP	BB+	A3	BBB	—	—	A-	—	—	—	CW-N	S	N
(1) S = Stable, P = Positive, N = Negative, CW-N = CreditWatch with Negative implications

On October 30, 2020, Fitch Ratings downgraded FE and FET’s issuer default ratings and senior unsecured ratings one notch to BBB- from BBB. Fitch also downgraded FE’s subsidiaries issuer default ratings one notch to BBB from BBB+, except for PE, MP, and AGC, whose ratings were affirmed at BBB. Senior unsecured issue ratings for the subsidiaries were downgraded one notch, where applicable, to BBB+ from A-. Senior secured issue ratings for the subsidiaries were downgraded one notch, where applicable, to A- from A. The rating outlook is negative for FE and its subsidiaries.

On October 30, 2020, S&P downgraded FE and its subsidiaries issuer credit ratings two notches to BB+ from BBB, except for AGC which was lowered to BB from BBB-. The senior unsecured issue ratings of FE and FET were changed one notch to BB+ from BBB-. The senior unsecured issue ratings of the subsidiaries, where applicable, were lowered one notch to BBB- from BBB. Additionally, the senior secured issue ratings of the subsidiaries, where applicable, were lowered one notch to BBB+ from A-. The ratings on FE and its subsidiaries remain on CreditWatch with negative implications.

The applicable undrawn and drawn margin on the FE and FET credit facilities are subject to ratings based pricing grids. The applicable fee paid on the undrawn commitments under the FE and FET credit facilities are based on FE and FET’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s. The fee paid on actual borrowings are determined based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s.

The interest rate payable on approximately $3.85 billion in FE’s senior unsecured notes are subject to adjustments from time to time if the ratings on the notes from any one or more of S&P, Moody’s and Fitch decreases to a rating set forth in the applicable documents. Generally a one-notch downgrade by the applicable rating agency may result in a 25 bps coupon rate increase beginning at BB, Ba1, and BB+ for S&P, Moody’s and Fitch, respectively, to the extent such rating is applicable to the series of outstanding senior unsecured notes, during the next interest period, subject to an aggregate cap of 2% from issuance interest rate.

Debt capacity is subject to the consolidated debt-to-total-capitalization limits in the credit facilities previously discussed. As of September 30, 2020, FE and its subsidiaries could issue additional debt of approximately $6.6 billion, or incur a $3.5 billion reduction to equity, and remain within the limitations of the financial covenants required by the FE credit facility.

Changes in Cash Position

As of September 30, 2020, FirstEnergy had $260 million of cash and cash equivalents and approximately $36 million of restricted cash compared to $627 million of cash and cash equivalents and approximately $52 million of restricted cash as of December 31, 2019, on the Consolidated Balance Sheets.

Cash Flows From Operating Activities

FirstEnergy's most significant sources of cash are derived from electric service provided by its distribution and transmission operating subsidiaries. Beyond the cash settlement and tax sharing payments to the FES Debtors in 2020, and pension contribution in 2019, the most significant use of cash from operating activities is buying electricity to serve non-shopping customers and paying fuel suppliers, employees, tax authorities, lenders and others for a wide range of materials and services.

FirstEnergy’s Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. For the nine months ended September 30, 2020 and 2019, cash flows from operating activities includes income (loss) from discontinued operations of $46 million and $(62) million, respectively.

In the first nine months of 2020, cash provided from operating activities was $851 million compared to $1,737 million in the same period of 2019. The decrease in cash provided from operating activities is primarily due to the $978 million cash settlement and tax sharing payments made to the FES Debtors upon their emergence in February 2020, an increase to accounts receivable customer balances due to the impact of COVID-19, and higher storm restoration costs, partially offset by the absence of a $500 million cash contribution to the qualified pension plan in February 2019.

Cash Flows From Financing Activities

In the first nine months of 2020, cash provided from financing activities was $937 million compared to $665 million in the same period of 2019. The following table summarizes new debt financing, redemptions, repayments, short-term borrowings and dividends:

	For the Nine Months Ended September 30,
Securities Issued or Redeemed / Repaid	2020	2019
	(In millions)

New Issues
Unsecured notes	$3,250	$1,850
FMBs	175	250
	$3,425	$2,100

Redemptions / Repayments
Term loan	$(750)	$—
Unsecured notes	(250)	(725)
FMBs	(50)	—
Senior secured notes	(60)	(59)
	$(1,110)	$(784)

Short-term borrowings, net	$(700)	$—

Preferred stock dividend payments	$—	$(6)

Common stock dividend payments	$(634)	$(609)

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

On March 31, 2020, MAIT issued $125 million of 3.60% senior unsecured notes due 2032 and $125 million of 3.70% senior unsecured notes due 2035. Proceeds from the issuance of the notes were used: (i) to refinance existing debt, (ii) for capital expenditures, and (iii) for general corporate purposes.

On April 20, 2020, PN issued $125 million of 3.61% senior unsecured notes due 2032 and $125 million of 3.71% senior unsecured notes due 2035. Proceeds of the issuance of the notes were used: (i) to refinance indebtedness, including short-term borrowings incurred under the FirstEnergy regulated money pool to repay a portion of the $250 million aggregate principle amount of PN’s 5.20% Senior Notes due April 1, 2020, (ii) to fund capital expenditures, (iii) to fund general corporate purposes, or (iv) for any combination of the above.

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

On July 20, 2020, CEI issued $150 million of 2.77% senior unsecured notes due 2034 and $100 million of 3.23% senior unsecured notes due 2040. Proceeds from the issuance of the notes were used to refinance existing short-term borrowings, to fund capital expenditures, and for general corporate purposes.

Cash Flows From Investing Activities

Cash used for investing activities in the first nine months of 2020 principally represented cash used for property additions. The following table summarizes investing activities for the first nine months of 2020 and 2019:

	For the Nine Months Ended September 30,		Increase
Cash Used for Investing Activities	2020	2019	(Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$1,115	$1,037	$78
Regulated Transmission	817	835	(18)
Corporate / Other	47	40	7
Investments	18	30	(12)
Asset removal costs	175	158	17
Other	(1)	(19)	18
	$2,171	$2,081	$90

Cash used for investing activities for the first nine months of 2020 increased $90 million, compared to the same period of 2019, primarily due to higher property additions. The increase in property additions was due to an increase of $78 million at Regulated Distribution for investments to improve and modernize the electric system.

GUARANTEES AND OTHER ASSURANCES
FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of September 30, 2020, was approximately $1.7 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
AE Supply asset sales(1)	$570
Deferred compensation arrangements	467
Fuel related contracts and other	4
1,041
FE’s Guarantees on Other Assurances
Global holding facility	114
Deferred compensation arrangements	147
Surety Bonds	339
LOCs and other	16
616
Total Guarantees and Other Assurances	$1,657
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

Certain agreements entered into by FE and its subsidiaries have margining provisions that require posting of collateral. As of September 30, 2020, $1 million of collateral has been posted by FE or its subsidiaries.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2020:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon further downgrade (1)	$40	$—	$40
Surety Bonds (collateralized amount)(2)	66	257	323
Total Exposure from Contractual Obligations	$106	$257	$363
(1)As a result of the credit rating downgrades in October 2020, as further discussed above, FirstEnergy may be required to provide $4.5 million in collateral.
(2)Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations (typical obligations require 30 days to cure).

Other Commitments and Contingencies

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding’s outstanding principal balance is $114 million as of September 30, 2020. In addition to FE, Signal Peak, Global Rail,

Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

The valuation of derivative contracts is based on observable market information. As of September 30, 2020, FirstEnergy has a net asset of $7 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of September 30, 2020, the FirstEnergy pension plan assets were allocated approximately as follows: 21% in equity securities, 37% in fixed income securities, 7% in absolute return strategies, 9% in real estate, 5% in private equity, 4% in derivatives and 17% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. As a result of this contribution and pension investment performance returns to date, FirstEnergy expects no required contributions through 2021. As of September 30, 2020, FirstEnergy’s OPEB plan assets were allocated approximately 55% in equity securities, 42% in fixed income securities and 3% in cash and short-term securities. See Note 5, “Pension and Other Post-Employment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans.

Through September 30, 2020, FirstEnergy’s pension and OPEB plan assets have gained approximately 9.2% and 5.7%, respectively, as compared to an annual expected return on plan assets of 7.5%. On February 27, 2020, FirstEnergy remeasured its plan assets, and from that date through September 30, 2020, FirstEnergy’s pension and OPEB plan assets have gained approximately 6.1% and 5.0%, respectively.

NDT funds have been established to satisfy JCP&L, ME and PN’s nuclear decommissioning obligations associated with TMI-2. As of September 30, 2020, approximately 15% of the funds were invested in fixed income securities and 85% were invested in short-term investments, with limitations related to concentration and investment grade ratings. The investments are carried at their market values of approximately $135 million and $744 million for fixed income securities and short-term investments, respectively, as of September 30, 2020, excluding $2 million of net receivables, payables and accrued income. A decline in the value of JCP&L, ME and PN’s NDTs or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During the nine months ended September 30, 2020, JCP&L, ME and PN made no contributions to the NDTs.

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

FirstEnergy would anticipate an after-tax mark-to-market gain (loss) in the fourth quarter of 2020 to be in the range of approximately $(330) million to $40 million assuming a discount rate of approximately 2.7% to 3.0% and a return on the pension and OPEB plans’ assets based on actual investment performance since the last remeasurement date on February 27, 2020 through September 30, 2020.

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

On July 28, 2020, the IRS issued final regulations implementing interest expense deduction limitation rules under section 163(j) of the Internal Revenue Code. The final regulations changed certain rules on the computation of interest expense and limitation amount, as well as rules relevant to status as a regulated utility business and the allocation of consolidated group interest expense between utility and non-utility businesses. After reviewing the final regulations, FirstEnergy recorded a true-up to prior years’ reserve estimates during the quarter, which did not have a material impact to FirstEnergy’s income statement.

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

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2018-2020 and 2021-2023 EmPOWER Maryland program cycles, to the extent the MDPSC determines that cost-effective programs and services are available. PE’s approved 2018-2020 EmPOWER Maryland plan continues and expands upon prior years’ programs, and adds new programs, for a projected total cost of $116 million over the three-year period. PE recovers program costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE. On September 1, 2020, PE filed its proposed plan for the 2021-2023 EmPOWER Maryland program cycle. The new plan largely continues PE’s existing programs and is estimated to cost approximately $148 million over the three-year period. The MDPSC had a hearing on the proposed plan in October 2020.

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

On August 24, 2018, PE filed a base rate case with the MDPSC, which it supplemented on October 22, 2018, to update the partially forecasted test year with a full twelve months of actual data. The rate case requested an annual increase in base distribution rates of $19.7 million, plus creation of an EDIS to fund four enhanced service reliability programs. In responding to discovery, PE revised its request for an annual increase in base rates to $17.6 million. The proposed rate increase reflected $7.3 million in annual savings for customers resulting from the recent federal tax law changes. On March 22, 2019, the MDPSC issued a final order that approved a rate increase of $6.2 million, approved three of the four EDIS programs for four years, directed PE to file a new depreciation study within 18 months, and ordered the filing of a new base rate case in four years to correspond to the ending of the approved EDIS programs. On September 22, 2020, PE filed its depreciation study that indicated a slight increase in depreciation, and as a result, is seeking that the difference in depreciation be deferred for future recovery in PE’s next base rate case. The MDPSC has set the matter for hearing and delegated it to a public utility law judge. On November 6, 2020, an order was issued scheduling evidentiary hearings in April 2021.

Maryland’s Governor issued an order on March 16, 2020, forbidding utilities from terminating residential service or charging late fees for non-payment for the duration of the COVID-19 pandemic. On April 9, 2020, the MDPSC issued an order allowing utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic, including incremental uncollectible expense, incurred from the date of the Governor’s order (or earlier if the utility could show that the expenses related to suspension of service terminations). On July 8, 2020, the MDPSC issued a notice opening a public conference to collect information from utilities and other stakeholders about the impacts of the COVID-19 pandemic on the utilities and their customers. The MDPSC subsequently issued orders allowing Maryland electric and gas utilities to resume residential service terminations for non-payment on November 15, 2020, subject to various restrictions, and clarifying that utilities could resume charging late fees on October 1, 2020.

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

Also in December 2017, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On May 8, 2019, the NJBPU approved a Stipulation of Settlement submitted by JCP&L, Rate Counsel, NJBPU Staff and New Jersey Large Energy Users Coalition to implement JCP&L’s infrastructure plan, JCP&L Reliability Plus. The plan provides that JCP&L will invest up to approximately $97 million in capital investments beginning on June 1, 2019 through December 31, 2020, to enhance the reliability and resiliency of JCP&L’s distribution system and reduce the frequency and duration of power outages. JCP&L shall seek recovery of the capital investment through an accelerated cost recovery mechanism, provided for in the rules, that includes a revenue adjustment calculation and a process for two rate adjustments. The NJBPU approved adjusted rates that took effect on March 1, 2020. As further discussed below, JCP&L will recover the IIP capital investments as part of its distribution base rate case.

On February 18, 2020, JCP&L submitted a filing with the NJBPU requesting a distribution base rate increase of $186.9 million on an annual basis, which represents an overall average increase in JCP&L rates of 7.8%. The filing seeks to recover certain costs associated with providing safe and reliable electric service to JCP&L customers, along with recovery of previously incurred storm costs. JCP&L proposed a rate effective date of March 19, 2020. The NJBPU issued orders suspending JCP&L’s proposed rates until November 19, 2020. JCP&L filed updates to the requested distribution base rate in both June and July 2020, resulting in JCP&L seeking a total annual distribution base rate increase of approximately $185 million. On October 16, 2020, the parties submitted a stipulation of settlement to the administrative law judge, providing for, among other things, a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which will become effective for customers on November 1, 2021. Until the rates become effective, and starting on January 1, 2021, JCP&L will be permitted to amortize an existing regulatory liability totaling approximately $86 million to offset the base rate increase that otherwise would have occurred in this period. The parties also agreed that the actual net gain from the sale of JCP&L’s interest in the Yards Creek pumped-storage hydro generation facility in New Jersey (210 MWs), as further discussed below, shall be applied to reduce JCP&L’s existing regulatory asset for previously deferred storm costs. On October 22, 2020, the administrative law judge entered an initial decision adopting the settlement. On October 28, 2020, the NJBPU approved the settlement and ordered an upcoming management audit for JCP&L.

On April 6, 2020, JCP&L signed an asset purchase agreement with Yards Creek Energy, LLC, a subsidiary of LS Power to sell its 50% interest in the Yards Creek pumped-storage hydro generation facility. Subject to terms and conditions of the agreement, the base purchase price is $155 million. Completion of the transaction is subject to several closing conditions, including approval by the NJBPU and FERC. On July 31, 2020, FERC approved the transfer of JCP&L’s interest in the hydroelectric operating license. On October 8, 2020, FERC issued an order authorizing the transfer of JCP&L’s ownership interest in the hydroelectric facilities. There can be no assurance that all closing conditions will be satisfied or that the transaction will be consummated. JCP&L currently anticipates closing of the transaction to occur in the next few months. Assets held for sale on FirstEnergy’s Consolidated Balance Sheets associated with the transaction consist of property, plant and equipment of $44 million, which is included in the regulated distribution segment. On October 28, 2020, the NJBPU approved the sale of Yards Creek.

On August 27, 2020, JCP&L filed an AMI Program with the NJBPU, which proposes the deployment of approximately 1.2 million advanced meters over a three-year period beginning on January 1, 2023, at a total cost of approximately $418 million, including the pre-deployment phase. The 3-year deployment is part of the 20 year AMI Program that is expected to cost a total of approximately $732 million and proposes a cost recovery mechanism through a separate AMI tariff rider.

On June 10, 2020, the NJBPU issued an order establishing a framework for the filing of utility-run energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act. Under the established framework, JCP&L will recover its program investments over a ten year amortization period and its operations and maintenance expenses on an annual basis, be eligible to receive lost revenues on energy savings that resulted from its programs and be eligible for incentives or subject to penalties based on its annual program performance, beginning in the fifth year of its program offerings. On September 25, 2020, JCP&L filed its energy efficiency and peak demand reduction program. JCP&L’s program consists of 11 energy efficiency and peak demand reduction programs and subprograms to be run from July 1, 2021 through June 30, 2024. The program also seeks approval of cost recovery totaling approximately $230 million as well as lost revenues associated with the energy savings resulting from the programs.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 through September 30, 2021, or until the Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On August 21, 2020, the Governor of New Jersey issued a press release announcing that the New Jersey utilities agreed to extend their voluntary moratorium preventing shutoffs to both residential and commercial customers during the COVID-19 pandemic until October 15, 2020. On October 15, 2020, the Governor issued an Executive Order prohibiting utilities from terminating service to any residential gas, electric, public and private water customer, through March 15, 2021, requiring the reconnection of certain customers, and disallowing the charging of late payment charges or reconnection fees during the public health emergency. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. Comments are due by November 30, 2020.

The recent credit rating actions taken on October 28, 2020, by S&P and Fitch triggered a requirement from various NJBPU orders that JCP&L file a mitigation plan, which was filed on November 5, 2020, to demonstrate that JCP&L has sufficient liquidity to meet its BGS obligations. On November 18, 2020, the NJBPU scheduled a public hearing on the mitigation plan for December 11, 2020.

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

On November 21, 2019, the Ohio Companies applied to the PUCO for approval of a decoupling mechanism, which would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. On January 15, 2020, the PUCO approved the Ohio Companies’ decoupling application, and the decoupling mechanism took effect on February 1, 2020. Various Ohio House and Senate Bills were introduced in the third quarter of 2020 to, among other things, repeal HB 6, the legislation that established support for nuclear energy supply in Ohio, provided for a decoupling mechanism for Ohio electric utilities, and provided for the ending of current energy efficiency program mandates. FirstEnergy is unable to predict the outcome of the legislative activity in response to the investigation of HB 6, however, a repeal of the decoupling provision of HB 6 is reasonably possible. As of September 30, 2020, the uncollected amount recognized as a regulatory asset on FirstEnergy’s Consolidated Balance Sheet from the decoupling mechanism was approximately $100 million. However, absent the decoupling mechanism and other provisions of HB 6, it is expected that the Ohio Companies would have collected lost distribution revenues estimated at approximately $63 million for the nine months ended September 30, 2020, for a pre-tax net impact of approximately $37 million. Furthermore, as FirstEnergy would not have financially benefited from the zero nuclear credit included in HB 6, there is no expected impact to FirstEnergy due to the repeal of that provision in HB 6. On November 2, 2020, the Ohio Companies filed their annual update to the Ohio decoupling rider with an estimated annual revenue requirement of approximately $113 million with a proposed effective date of January 1, 2021, unless otherwise ordered by the PUCO.

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

In March 2020, the PUCO issued entries directing utilities to review their service disconnection and restoration policies and suspend, for the duration of the COVID-19 pandemic, otherwise applicable requirements that may impose a service continuity hardship or service restoration hardship on customers. The Ohio Companies are utilizing their existing approved cost recovery mechanisms where applicable to address the financial impacts of these directives. On July 31, 2020, the Ohio Companies filed with the PUCO their transition plan and requests for waivers to allow for the safe resumption of normal business operations, including service disconnections for non-payment, on or after September 15, 2020. On September 23, 2020, the PUCO approved the Ohio Companies’ transition plan, including approval of the resumption of service disconnections for non-payment, which the Ohio Companies began on October 5, 2020.

On July 29, 2020, the PUCO consolidated the Ohio Companies’ Applications for determination of the existence of significantly excessive earnings, or SEET, under ESP IV for calendar years 2018 and 2019, which had been previously filed on July 15, 2019, and May 15, 2020, respectively, and set a procedural schedule with evidentiary hearings scheduled for October 29, 2020. The calculations included in the Ohio Companies’ SEET filings for calendar years 2018 and 2019 demonstrate that the Ohio Companies did not have significantly excessive earnings, however, FirstEnergy and the Ohio Companies are unable to predict the PUCO’s ultimate determination of the applications. On August 3, 2020, the OCC filed an interlocutory appeal asking the PUCO to stay the SEET proceeding until the SCOH determines whether DMR should be excluded from the SEET, as further discussed above. Furthermore, on July 29, 2020, Ohio House Bill 740 was introduced, which would repeal legislation passed last year that permitted the Ohio Companies to file their SEET results on a consolidated basis instead of on an individual company basis. On September 4, 2020, the PUCO opened its quadrennial review of ESP IV, consolidated it with the Ohio Companies’ 2018 and 2019 SEET Applications, and set a procedural schedule for the consolidated matters. On October 29, 2020, the PUCO issued an entry extending the deadline for the Ohio Companies to file quadrennial review of ESP IV testimony to March 1, 2021, with the evidentiary hearings to commence no sooner than May 3, 2021.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ Corporate Separation Audit and Rider DMR Audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. The Ohio Companies’ filed a response in opposition to the OCC’s motions on September 23, 2020.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by ratepayers. The Ohio Companies filed a response on September 30, 2020, stating that any political and charitable spending in support of HB 6 or the subsequent referendum were not included in rates or charges paid for by its customers. Several parties requested that the PUCO broaden the scope of the review of political and charitable spending.

In connection with an on-going audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ Corporate Separation Plan. The additional audit is for the period from November 2016 through October 2020, and the PUCO intends to select an auditor by December 2, 2020, with a final audit report to be filed in April 2021.

See “Outlook - Other Legal Proceedings” below for additional details on the government investigation and subsequent litigation surrounding the investigation of HB 6.

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

Following the Pennsylvania Companies’ 2016 base rate proceedings, the PPUC ruled in a separate proceeding related to the DSIC mechanisms that the Pennsylvania Companies were not required to reflect federal and state income tax deductions related to DSIC-eligible property in DSIC rates, which decision was appealed by the Pennsylvania OCA to the Pennsylvania Commonwealth Court. The Commonwealth Court reversed the PPUC’s decision and remanded the matter to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. On April 7, 2020, the Pennsylvania Supreme Court issued an order granting Petitions for Allowance of Appeal by both the PPUC and the Pennsylvania Companies of the Commonwealth Court’s Opinion and Order. Briefs and Reply Briefs of the parties were filed, and oral argument before the Supreme Court was held on October 21, 2020. An adverse ruling by the Pennsylvania Supreme Court is not expected to result in a material impact to FirstEnergy.

The PPUC issued an order on March 13, 2020, forbidding utilities from terminating service for non-payment for the duration of the COVID-19 pandemic. On May 13, 2020, the PPUC issued a Secretarial letter directing utilities to track all prudently incurred incremental costs arising from the COVID-19 pandemic, and to create a regulatory asset for future recovery of incremental uncollectibles incurred as a result of the COVID-19 pandemic and termination moratorium. On October 13, 2020, the PPUC entered an order lifting the service termination moratorium effective November 9, 2020 subject to certain additional notification, payment procedures and exceptions, and permits the Pennsylvania Companies to create a regulatory asset for all incremental expenses associated with their compliance with the order. Customers with income levels at 300% of federal poverty income guidelines and below are not subject to termination through March 31, 2021 as long as they apply for assistance programs and payment arrangements. Utilities may create a regulatory asset for all incremental expenses associated with their compliance with the order. On October 27, 2020, several stakeholders filed a joint petition for clarification of the order. Answers to the joint petition for clarification were due on November 6, 2020.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under rates approved by the WVPSC effective February 2015. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is updated annually.

On March 13, 2020, the WVPSC urged all utilities to suspend utility service terminations except where necessary as a matter of safety or where requested by the customer. On May 15, 2020, the WVPSC issued an order to authorize MP and PE to record a deferral of additional, extraordinary costs directly related to complying with the various COVID-19 government shut-down orders and operational precautions, including impacts on uncollectible expense and cash flow related to temporary discontinuance of service terminations for non-payment and any credits to minimum demand charges associated with business customers adversely impacted by shut-downs or temporary closures related to the pandemic. MP and PE resumed disconnection activity for commercial and industrial customers on September 15, 2020, and for residential customers on November 4, 2020.

On August 28, 2020, MP and PE filed with the WVPSC their annual ENEC case requesting a decrease in ENEC rates of $55 million beginning January 1, 2021, representing a 4% decrease in rates compared to those in effect on August 28, 2020. The decrease in the ENEC rates is net of recovering approximately $10.5 million in previously deferred, incremental uncollectible and other related costs resulting from the COVID-19 pandemic. A hearing is set to begin on December 2, 2020, and an order is expected in December 2020.

Also on August 28, 2020, MP and PE filed with the WVPSC for recovery of costs associated with modernization and improvement program for their coal-fired boilers. The proposed annual revenue increase for these environmental compliance projects is $5 million beginning January 1, 2021. A hearing is set to begin on December 2, 2020.

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

Federally enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, AE Supply, and the Transmission Companies. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to six regional entities, including RFC. All of the facilities that FirstEnergy operates are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, certain income tax-related adjustments, including, but not limited to impacts from the Tax Act discussed further below, and certain costs for transmission-related vegetation management programs. The amount on FirstEnergy’s Consolidated Balance Sheet for these regulatory assets was approximately $76 million and $73 million, as of September 30, 2020 and December 31, 2019, respectively. Per prior FERC orders, ATSI included a “cost-benefit study” to support recovery of ATSI’s costs to move to PJM, and the MISO transmission project costs that were allocated to ATSI. Certain intervenors filed protests of the formula rate amendments on May 29, 2020, and ATSI filed a reply on June 15, 2020. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund, suspending the effective date for five months to be effective December 1, 2020, and setting the matter for hearing and settlement proceedings. ATSI is engaged in settlement negotiations with the other parties.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. Certain intervenors filed protests of the compliance filings, to which ATSI and MAIT responded. On October 28, 2020, FERC Staff requested additional information about ATSI’s proposed rate base adjustment mechanism. ATSI has 30 days to respond in writing to FERC Staff’s request. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. These compliance filings each remain pending before FERC. MP, WP and PE (as holders of a “stated” transmission rate) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020. JCP&L is addressing these requirements as part of its pending transmission formula rate case.

Transmission ROE Methodology

FERC’s methodology for calculating electric transmission utility ROE has been in transition as a result of an April 14, 2017 ruling by the D.C. Circuit that vacated FERC’s then-effective methodology. On October 16, 2018, FERC issued an order in which it proposed a revised ROE methodology. FERC proposed that, for complaint proceedings alleging that an existing ROE is not just and reasonable, FERC will rely on three financial models - discounted cash flow, capital-asset pricing, and expected earnings - to establish a composite zone of reasonableness to identify a range of just and reasonable ROEs. FERC then will utilize the transmission utility’s risk relative to other utilities within that zone of reasonableness to assign the transmission utility to one of three quartiles within the zone. FERC would take no further action (i.e., dismiss the complaint) if the existing ROE falls within the identified quartile. However, if the replacement ROE falls outside the quartile, FERC would deem the existing ROE presumptively unjust and unreasonable and would determine the replacement ROE. FERC would add a fourth financial model risk premium to the analysis to calculate a ROE based on the average point of central tendency for each of the four financial models. On March 21, 2019, FERC established NOIs to collect industry and stakeholder comments on the revised ROE methodology that is described in the October 16, 2018 decision, and also whether to make changes to FERC’s existing policies and practices for awarding transmission rates incentives. On November 21, 2019, FERC announced in a complaint proceeding involving MISO utilities that FERC would rely on the discounted cash flow and capital-asset pricing models as the basis for establishing ROE. Certain parties, including the Utilities, sought rehearing of FERC’s decision in the MISO utilities proceeding and, on May 21, 2020, FERC issued Opinion No. 569-A that changed FERC’s ROE methodology. Under this methodology FERC established an ROE that is based on three financial models – discounted cash flow, capital-asset pricing, and risk premium – to calculate a composite zone of reasonableness. FERC noted that utilities could, in utility-specific proceedings, ask to have the expected earnings methodology included in calculating the utility’s authorized ROE. FERC also noted that, going forward, it will divide that zone into three equal parts, to be used for high risk, normal risk, and low risk utilities. A given utility will be assigned to one of these three parts of the zone of reasonableness, and its ROE will be set at the median or midpoint of the other utilities that are in the applicable third of the zone. FirstEnergy filed a request for rehearing, which FERC denied on July 22, 2020. FirstEnergy also initiated appellate proceedings of FERC’s Opinion Nos. 569 and 569-A, as did a number of other parties. These proceedings are pending before the United States Court of Appeals for the District of Columbia Circuit. Any changes to FERC’s transmission rate ROE and incentive policies would be applied on a prospective basis.

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. Initial comments were submitted July 1, 2020, and reply comments were filed on July 16, 2020. FirstEnergy participated through EEI and through a consortium of PJM Transmission Owners. This proceeding is pending before FERC.

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

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to convert their existing stated transmission rate to a forward-looking formula transmission rate, effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate, and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings are pending before FERC. FirstEnergy intends to include KATCo in the Regulated Transmission reportable segment.

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

In February 2019, the EPA announced its final decision to retain without changes the NAAQS for SO2, specifically retaining the 2010 primary (health-based) 1-hour standard of 75 PPB. As of September 30, 2020, FirstEnergy has no power plants operating in areas designated as non-attainment by the EPA.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, EPA granted a Petition for Reconsideration and on September 18, 2017, EPA postponed certain compliance deadlines for two years. On August 31, 2020, EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. Depending on the outcome of appeals, how final rules are ultimately implemented and the compliance options MP elects to take with the new rules, the compliance with these standards, which could include capital expenditures at Ft. Martin and Harrison power stations, may be substantial and changes to MP’s operations at those power stations may also result.

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

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of September 30, 2020, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $104 million have been accrued through September 30, 2020. Included in the total are accrued liabilities of approximately $68 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

Nuclear Plant Matters

Under NRC regulations, JCP&L, ME and PN must ensure that adequate funds will be available to decommission their retired nuclear facility, TMI-2. As of September 30, 2020, JCP&L, ME and PN had in total approximately $881 million invested in external trusts to be used for the decommissioning and environmental remediation of their retired TMI-2 nuclear generating facility. The values of these NDTs also fluctuate based on market conditions. If the values of the trusts decline by a material amount, the obligation to JCP&L, ME and PN to fund the trusts may increase. Disruptions in the capital markets and their effects on particular businesses and the economy could also affect the values of the NDTs.

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the transfer of: (i) the ownership and operating NRC licenses for TMI-2; (ii) the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) related liabilities of approximately $900 million as of September 30, 2020. There can be no assurance that the transfer will receive the required regulatory approvals and, even if approved, whether the conditions to the closing of the transfer will be satisfied. On November 12, 2019, JCP&L filed a Petition with the NJBPU seeking approval of the transfer and sale of JCP&L’s entire 25% interest in TMI-2 to TMI-2 Solutions, LLC. On October 28, 2020, Rate Counsel submitted comments recommending that the NJBPU only approve the sale of TMI-2 on the condition that any liability for TMI-2 be absorbed by the joint owners and that JCP&L should agree to not seek to recover any such costs from its utility customers. On November 2, 2020, JCP&L submitted reply comments accepting Rate Counsel’s condition. JCP&L is awaiting a NJBPU order. Also on November 12, 2019, JCP&L, ME, PN, GPUN and TMI-2 Solutions, LLC filed an application with the NRC seeking approval to transfer the NRC license for TMI-2 to TMI-2 Solutions, LLC. On August 10, 2020, JCP&L, ME, PN, GPUN, TMI-2 Solutions, LLC, and the PA DEP reached a settlement agreement regarding the decommissioning of TMI-2. The settlement agreement provides for increased and detailed oversight by the PA DEP over the decommissioning work, expenditures, and environmental impacts of the dismantlement of TMI-2 by TMI-2 Solutions, LLC. In addition, the PA DEP withdrew its objection to the TMI-2 transfer in the NRC proceedings. Both the NRC and NJBPU proceedings are ongoing. Assets and liabilities held for sale on FirstEnergy’s Consolidated Balance Sheet associated with the transaction consist of asset retirement obligations of $718 million, NDTs of $881 million as well as property, plant and equipment with a net book value of zero, which are included in the regulated distribution segment.

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

ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020): ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. FirstEnergy’s $3.5 billion Revolving Credit Facility bears interest at fluctuating interest rates based on LIBOR and contains provisions (requiring an amendment) in the event that LIBOR can no longer be used. As of September 30, 2020, FirstEnergy has not utilized any of the expedients discussed within this ASU.

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

ASU 2019-12, "Simplifying the Accounting for Income Taxes" (Issued in December 2019): ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. FirstEnergy continues to evaluate the new guidance, but currently does not expect a material impact upon adopting this standard.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “FirstEnergy Corp. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Information” in Item 2 above.
ITEM 4.     CONTROLS AND PROCEDURES

Background and Investigation

As previously disclosed, a committee of independent members of the Board of Directors (“Board”) is directing an internal investigation related to ongoing government investigations. In connection with FirstEnergy’s internal investigation, such committee determined that certain former members of senior management, including FirstEnergy’s former chief executive officer, violated certain FirstEnergy policies and its code of conduct. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the Board of Directors that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. At this time, it has not been determined if the payments were for the purposes represented within the consulting agreement. The matter is a subject of the ongoing internal investigation related to the government investigations.

(a) Evaluation of Disclosure Controls and Procedures

The management of FirstEnergy, with the participation of the acting chief executive officer and chief financial officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures, as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in Rules 13a-15(e) and 15d-15(e), as of September 30, 2020. Based on that evaluation, the acting chief executive officer and chief financial officer of FirstEnergy have concluded that its disclosure controls and procedures were not effective as of September 30, 2020, solely as a result of the material weakness in FirstEnergy’s internal control over financial reporting described below.

FirstEnergy’s disclosure controls and procedures have been designed to ensure that information required to be disclosed by FirstEnergy in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by FirstEnergy in the reports it files or submits under the Exchange Act is accumulated and communicated to FirstEnergy’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Material Weakness in Internal Control Over Financial Reporting Existing as of September 30, 2020

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 9, “Regulatory Matters,” and Note 10, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS
You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2019, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, which could materially affect FirstEnergy’s business, financial condition or future results. The information set forth in this report, including without limitation, the risk factors presented below, updates and should be read in conjunction with, the risk factors and information disclosed in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2019, and its Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

We Have Received Requests for Information Related to Government Investigations. The Investigations and Related Litigation, as well as any Related Potential Adverse Impacts on Federal or State Regulatory Matters, Could Have a Material Adverse Effect on our Reputation, Business, Financial Condition, Results of Operations, Liquidity or Cash Flows.

On July 21, 2020, we received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio requesting the production of information concerning an investigation surrounding HB 6 involving the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Following the announcement of the investigation surrounding HB 6, certain of our stockholders and customers filed several lawsuits against us and certain current and former directors, officers and other employees. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FirstEnergy, and on September 1, 2020, issued subpoenas to FirstEnergy and certain of its officers. We are cooperating with the U.S. Attorney’s Office and the SEC in their investigations. See Note 10, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements, for additional details on the government investigation and subsequent litigation surrounding the investigation of HB 6.

The investigations and related litigation could divert management’s focus and result in substantial investigation expenses, or otherwise require the commitment of substantial corporate resources. Furthermore, the investigations have had, and are likely to continue to have, an adverse impact on the trading prices of our securities. The outcome of the government investigations and related litigation is inherently uncertain. If one or more legal matters were resolved against us, our reputation, business, financial condition, results of operations, liquidity or cash flows may be adversely affected. Further, such an outcome could result in significant compensatory or punitive monetary damages, remedial corporate measures or other relief against us that could adversely impact our operations.

Additionally, we are subject to comprehensive regulation by various federal, state and local regulatory agencies that significantly influence our operating environment. As previously disclosed, a committee of independent members of the Board of Directors is directing an internal investigation related to ongoing government investigations. In connection with FirstEnergy’s internal investigation, such committee determined that certain former members of senior management, including FirstEnergy’s former chief executive officer, violated certain FirstEnergy policies and its code of conduct. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the Board of Directors that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. At this time, it has not been determined if the payments were for the purposes represented within the consulting agreement. The matter is a subject of the ongoing internal investigation related to the government investigations.

Any appearance of non-compliance with anti-corruption and anti-bribery laws, as well as any alleged failures to comply with anti-corruption and anti-bribery laws, could have an adverse impact on our reputation or relationships with regulatory authorities, and result in a material inquiry or investigation by such federal, state and local regulatory agencies, and result in adverse rulings against us, which could have a material adverse impact on our financial condition, operating results and operations Specifically, the rates our Utilities and transmission operating companies are allowed to charge may be decreased as a result of actions taken by FERC or by a state regulatory commission in which our Utility operates, whether as a result of the investigations by the U.S. Attorney’s Office and the SEC, the appearance of non-compliance with anti-corruption and anti-bribery laws, or otherwise.

We are unable to predict the outcome, duration, scope, result or related costs of the investigations and related litigation, or adverse impacts on federal or state regulatory matters, including with respect to rates, and, therefore, any of these risks could impact us significantly beyond expectations. Moreover, we are unable to predict the potential for any additional investigations, litigation or regulatory actions, any of which could exacerbate these risks or expose us to potential criminal or civil liabilities, sanctions or other remedial measures, including adverse outcomes in pending or future rate cases, and could have a material adverse effect on our reputation, business, financial condition, results of operations, liquidity or cash flows.

We Have Identified a Material Weakness in our Internal Control over Financial Reporting. If We Fail to Remediate such Material Weakness or Otherwise Fail to Develop, Implement and Maintain Effective Internal Controls in Future Periods, Our Ability to Report Our Financial Condition and Results of Operations Accurately and on a Timely Basis Could Be Adversely Affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

As previously disclosed, a committee of independent members of our Board of Directors is directing an internal investigation related to ongoing government investigations. In connection with our internal investigation, such committee determined that certain former members of senior management, including our former chief executive officer, violated certain FirstEnergy policies and our code of conduct. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the Board of Directors that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. At this time, it has not been determined if the payments were for the purposes represented within the consulting agreement. The matter is a subject of the ongoing internal investigation related to the government investigations.

During the preparation of FirstEnergy’s financial statements as of and for the quarter ended September 30, 2020, FirstEnergy identified a material weakness in that these certain former members of senior management did not set an appropriate tone at the top as discussed above, which are inconsistent with the standards to which FirstEnergy’s Board of Directors and senior management are committed.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We are in the process of remediating the identified material weakness in our internal control over financial reporting, but our management currently does not have an expected timetable for the execution and completion of a remediation plan. We cannot assure you that we will adequately remediate the material weakness or that additional material weaknesses in our internal controls will not be identified in the future. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information. Further, if we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may violate applicable stock exchange listing rules or suffer other adverse regulatory consequences and may breach the covenants under our credit facilities. There could also be a negative reaction in the price of our common stock due to a loss of investor confidence in us and the reliability of our financial statements. See “Item 4. Controls and Procedures” included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the material weakness and our remediation plans.

Failure to Comply with Debt Covenants in our Credit Agreements or Conditions Could Adversely Affect our Ability to Execute Future Borrowings and/or Require Early Repayment.

Our debt and credit agreements contain various financial and other covenants including a consolidated debt to total capitalization ratio of no more than 65% measured at the end of each fiscal quarter.

Our credit agreements contain certain negative and affirmative covenants. Our ability to comply with the covenants and restrictions contained in our FE credit facility and FET credit facility may be affected by events related to the ongoing government investigations or otherwise.

On November 17, 2020, we and certain of our subsidiaries entered into amendments to the FE credit facility and the FET credit facility, respectively. The amendments provide for modifications and/or waivers of (i) certain representations and warranties and (ii) certain affirmative and negative covenants, contained therein, which allowed FirstEnergy to regain compliance with such provisions. Among other things, the amendment to the FE credit facility reduces the sublimit applicable to FE to $1.5 billion, and the amendments increased certain tiers of pricing applicable to borrowings under the credit facilities. In addition, we may be required to seek additional covenant waivers in future periods, and there can be no assurance that we will be able to obtain such waivers on favorable terms, or at all.

A breach of any of the covenants contained in our credit agreements, including any breach related to alleged failures to comply with anti-corruption and anti-bribery laws, could result in an event of default under such agreements, and we would not be able to access our credit facilities for additional borrowings and letters of credit while any default exists. Upon the occurrence of such an event of default, all amounts outstanding under our credit facilities could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If indebtedness under our credit facilities is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in our credit facilities and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

On November 17, 2020, FirstEnergy Corp. (FE) and certain of its subsidiaries entered into amendments (the Amendments) to (x) the Credit Agreement, dated as of December 6, 2016 (the FE Revolving Facility), among FE, The Cleveland Electric Illuminating Company, Metropolitan Edison Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company, Jersey Central Power & Light Company, Monongahela Power Company, Pennsylvania Electric Company, The Potomac Edison

Company and West Penn Power Company, as borrowers, Mizuho Bank, Ltd., as administrative agent, and the lending banks party thereto from time to time, and (y) the Credit Agreement, dated as of December 6, 2016 (the FET Revolving Facility and, together with the FE Revolving Facility, the Revolving Facilities), among FirstEnergy Transmission, LLC, American Transmission Systems, Incorporated, Mid-Atlantic Interstate Transmission, LLC and Trans-Allegheny Interstate Line Company, as borrowers, and PNC Bank, National Association, as administrative agent and the banks party thereto. The Amendments to the Revolving Facilities provide for modifications and/or waivers of (i) certain representations and warranties and (ii) certain affirmative and negative covenants, contained therein, which allowed FirstEnergy to regain compliance with such provisions. In addition, among other things, the Amendment to the FE Revolving Facility reduces the sublimit applicable to FE to $1.5 billion, and the Amendments increased certain tiers of pricing applicable to borrowings under the Revolving Facilities.

The foregoing descriptions of the various agreements referenced above do not purport to be complete and are qualified in their entirety by reference to the agreements themselves. The Amendments are filed as Exhibits 10.1 and 10.2, respectively, to this Form 10-Q, and are incorporated herein by reference.
ITEM 6.        EXHIBITS

Exhibit Number		Description

(A)	10.1
Waiver and Amendment No. 2 to Credit Agreement, dated as of November 17, 2020, among FE, The Cleveland Electric Illuminating Company, Metropolitan Edison Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company, Jersey Central Power & Light Company, Monongahela Power Company, Pennsylvania Electric Company, The Potomac Edison Company and West Penn Power Company, as borrowers, Mizuho Bank, Ltd., as administrative agent, and the lenders identified therein.

(A)	10.2
Waiver and Amendment No. 2 to Credit Agreement, dated as of November 17, 2020, to Credit Agreement, among FirstEnergy Transmission, LLC, American Transmission Systems, Incorporated, Mid-Atlantic Interstate Transmission, LLC and Trans-Allegheny Interstate Line Company, as borrowers, and PNC Bank, National Association, as administrative agent, and the lenders identified therein.

(A)	31.1	Certification of acting chief executive officer, as adopted pursuant to Rule 13a-14(a).
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a).
(A)	32	Certification of acting chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements and (v) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101).
(A) Provided herein in electronic format as an exhibit.

Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, FirstEnergy has not filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of its respective total assets, but hereby agrees to furnish to the SEC on request any such documents.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 19, 2020

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer