Form 10-K
period 2020-12-31
FIRSTENERGY CORP
filed 2021-02-18
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
    ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the FISCAL YEAR ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
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
$20,967,401,361 as of June 30, 2020
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

CLASS	AS OF JANUARY 31, 2021
Common Stock, $0.10 par value	543,215,090
Documents Incorporated By Reference

PART OF FORM 10-K INTO WHICH
DOCUMENT	DOCUMENT IS INCORPORATED
Proxy Statement for 2021 Annual Meeting of Shareholders of FirstEnergy Corp. to be held May 18, 2021	Part III

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
BSPC	Bay Shore Power Company
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
CES	Competitive Energy Services, formerly a reportable operating segment of FirstEnergy
FE	FirstEnergy Corp., a public utility holding company
FENOC	Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates NG’s nuclear generating facilities
FES	Energy Harbor LLC. (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, which provides energy-related products and services
FES Debtors	FES, FENOC, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage LLC, and FGMUC
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, formerly known as Allegheny Energy Transmission, LLC, which is the parent of ATSI, KATCo, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	Energy Harbor Generation LLC (formerly known as FirstEnergy Generation, LLC), a subsidiary of EH, which owns and operates fossil generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a wholly owned subsidiary of FG, which has certain leasehold interests in a portion of Unit 1 at the Bruce Mansfield plant
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPU	GPU, Inc., former parent of JCP&L, ME and PN, that merged with FE on November 7, 2001
GPUN	GPU Nuclear, Inc., a subsidiary of FE, which operates TMI-2
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
KATCo	Keystone Appalachian Transmission Company, a subsidiary of FET
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	Energy Harbor Nuclear Generation LLC (formerly known as FirstEnergy Nuclear Generation, LLC), a subsidiary of EH, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ACE	Affordable Clean Energy	EGS	Electric Generation Supplier
ADIT	Accumulated Deferred Income Taxes	EGU	Electric Generation Units
AEP	American Electric Power Company, Inc.	EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
AFS	Available-for-sale	ENEC	Expanded Net Energy Cost
AFUDC	Allowance for Funds Used During Construction	EPA	United States Environmental Protection Agency
AMT	Alternative Minimum Tax	EPS	Earnings per Share
AOCI	Accumulated Other Comprehensive Income (Loss)	ERO	Electric Reliability Organization
ARO	Asset Retirement Obligation	ESP IV	Electric Security Plan IV
ARP	Alternative Revenue Program	Facebook®	Facebook is a registered trademark of Facebook, Inc.
ASC	Accounting Standard Codification	FASB	Financial Accounting Standards Board
ASU	Accounting Standards Update	FERC	Federal Energy Regulatory Commission
AYE DCD	Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors	FES Bankruptcy	FES Debtors' voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court
AYE Director's Plan	Allegheny Energy, Inc. Non-Employee Director Stock Plan	Fitch	Fitch Ratings
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	FMB	First Mortgage Bond
BCF	Beneficial Conversion Feature	FPA	Federal Power Act
BGS	Basic Generation Service	FTR	Financial Transmission Right
bps	Basis points	GAAP	Accounting Principles Generally Accepted in the United States of America
CAA	Clean Air Act	GHG	Greenhouse Gases
CBA	Collective Bargaining Agreement	HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
CCR	Coal Combustion Residuals	IBEW	International Brotherhood of Electrical Workers
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	ICP 2007	FirstEnergy Corp. 2007 Incentive Compensation Plan
CFL	Compact Fluorescent Light	ICP 2015	FirstEnergy Corp. 2015 Incentive Compensation Plan
CFR	Code of Federal Regulations	IIP	Infrastructure Investment Program
CO2	Carbon Dioxide	IRS	Internal Revenue Service
CPP	EPA's Clean Power Plan	ISO	Independent System Operator
CSAPR	Cross-State Air Pollution Rule	ITC	Investment Tax Credit
CTA	Consolidated Tax Adjustment	JCP&L Reliability Plus	JCP&L Reliability Plus IIP
CWA	Clean Water Act	kV	Kilovolt
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit	KWH	Kilowatt-hour
DCPD	Deferred Compensation Plan for Outside Directors	LED	Light Emitting Diode
DCR	Delivery Capital Recovery	LIBOR	London Interbank Offered Rate
DMR	Distribution Modernization Rider	LOC	Letter of Credit
DSIC	Distribution System Improvement Charge	LS Power	LS Power Equity Partners III, LP
DSP	Default Service Plan	LSE	Load Serving Entity
DTA	Deferred Tax Asset	LTIIPs	Long-Term Infrastructure Improvement Plans
E&P	Earnings and Profits	MDPSC	Maryland Public Service Commission
EDC	Electric Distribution Company	MGP	Manufactured Gas Plants
EDCP	Executive Deferred Compensation Plan	MISO	Midcontinent Independent System Operator, Inc.
EDIS	Electric Distribution Investment Surcharge	Moody’s	Moody’s Investors Service, Inc.
EE&C	Energy Efficiency and Conservation	MW	Megawatt

MWH	Megawatt-hour	PURPA	Public Utility Regulatory Policies Act of 1978
NAAQS	National Ambient Air Quality Standards	RCRA	Resource Conservation and Recovery Act
NAV	Net Asset Value	REC	Renewable Energy Credit
NDT	Nuclear Decommissioning Trust	Regulation FD	Regulation Fair Disclosure promulgated by the SEC
NERC	North American Electric Reliability Corporation	RFC	ReliabilityFirst Corporation
NJBPU	New Jersey Board of Public Utilities	RFP	Request for Proposal
NOL	Net Operating Loss	RGGI	Regional Greenhouse Gas Initiative
NOx	Nitrogen Oxide	ROE	Return on Equity
NPDES	National Pollutant Discharge Elimination System	RSS	Rich Site Summary
NRC	Nuclear Regulatory Commission	RTEP	Regional Transmission Expansion Plan
NSR	New Source Review	RTO	Regional Transmission Organization
NUG	Non-Utility Generation	S&P	Standard & Poor’s Ratings Service
NYPSC	New York State Public Service Commission	SBC	Societal Benefits Charge
OAG	Ohio Attorney General	SCOH	Supreme Court of Ohio
OCA	Office of Consumer Advocate	SEC	United States Securities and Exchange Commission
OCC	Ohio Consumers' Counsel	SIP	State Implementation Plan(s) Under the Clean Air Act
OPEB	Other Post-Employment Benefits	SO2	Sulfur Dioxide
OPEIU	Office and Professional Employees International Union	SOS	Standard Offer Service
OPIC	Other Paid-in Capital	SREC	Solar Renewable Energy Credit
OSHA	Occupational Safety and Health Administration	SSO	Standard Service Offer
OVEC	Ohio Valley Electric Corporation	SVC	Static Var Compensator
PA DEP	Pennsylvania Department of Environmental Protection	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
PCRB	Pollution Control Revenue Bond	TMI-2	Three Mile Island Unit 2
PJM	PJM Interconnection, L.L.C.	TO	Transmission Owner
PJM Region	The aggregate of the zones within PJM	Twitter®	Twitter is a registered trademark of Twitter, Inc.
PJM Tariff	PJM Open Access Transmission Tariff	UCC	Official committee of unsecured creditors appointed in connection with the FES Bankruptcy
POLR	Provider of Last Resort	UWUA	Utility Workers Union of America
PPA	Purchase Power Agreement	VEPCO	Virginia Electric and Power Company
PPB	Parts per Billion	VIE	Variable Interest Entity
PPUC	Pennsylvania Public Utility Commission	VSCC	Virginia State Corporation Commission
PUCO	Public Utilities Commission of Ohio	WVPSC	Public Service Commission of West Virginia
		ZEC	Zero Emissions Certificate

v

PART I
ITEM 1.     BUSINESS
The Companies

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s ten utility operating companies comprise one of the nation’s largest investor-owned electric systems, based on serving over 6 million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include approximately 24,500 miles of lines and two regional transmission operation centers. AGC, JCP&L and MP control 3,790 MWs of total capacity, 210 MWs of which is related to the Yards Creek generating plant that is being sold pursuant to an asset purchase agreement as further discussed below.
FirstEnergy’s revenues are primarily derived from electric service provided by the Utilities and Transmission Companies.

Regulated Utility Operating Subsidiaries

The Utilities’ combined service areas encompass approximately 65,000 square miles in Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York. The areas they serve have a combined population of approximately 13.3 million.

OE owns property and does business as an electric public utility in Ohio. OE engages in the distribution and sale of electric energy to communities in a 7,000 square mile area of central and northeastern Ohio. The area it serves has a population of approximately 2.3 million.

OE owns all of Penn’s outstanding common stock. Penn owns property and does business as an electric public utility in Pennsylvania. Penn furnishes electric service to communities in 1,100 square miles of western Pennsylvania. The area it serves has a population of approximately 0.4 million.

CEI does business as an electric public utility in Ohio. CEI engages in the distribution and sale of electric energy in an area of 1,600 square miles in northeastern Ohio. The area it serves has a population of approximately 1.6 million.

TE does business as an electric public utility in Ohio. TE engages in the distribution and sale of electric energy in an area of 2,300 square miles in northwestern Ohio. The area it serves has a population of approximately 0.7 million.

JCP&L owns property and does business as an electric public utility in New Jersey. JCP&L provides transmission and distribution services in 3,200 square miles of northern, western and east central New Jersey. The area it serves has a population of approximately 2.7 million. JCP&L also has a 50% ownership interest (210 MWs) in the Yards Creek hydroelectric generating facility.

ME owns property and does business as an electric public utility in Pennsylvania. ME provides distribution services in 3,300 square miles of eastern and south central Pennsylvania. The area it serves has a population of approximately 1.2 million.

PN owns property and does business as an electric public utility in Pennsylvania. PN provides distribution services in 17,600 square miles of western, northern and south central Pennsylvania. The area PN serves has a population of approximately 1.2 million. Also, PN, as lessee of the property of its subsidiary, the Waverly Electric Light & Power Company, serves approximately 4,000 customers in the Waverly, New York vicinity. On February 10, 2021, PN entered into an agreement to transfer its customers and the related assets in Waverly, New York to Tri-County Rural Electric Cooperative; the completion of such transfer is subject to several closing conditions including regulatory approval.

PE owns property and does business as an electric public utility in Maryland, Virginia, and West Virginia. PE provides transmission and distribution services in portions of Maryland and West Virginia and provides transmission services in Virginia in an area totaling approximately 5,500 square miles. The area it serves has a population of approximately 0.9 million.

MP owns property and does business as an electric public utility in West Virginia. MP provides generation, transmission and distribution services in 13,000 square miles of northern West Virginia. The area it serves has a population of approximately 0.8 million. MP is contractually obligated to provide power to PE to meet its load obligations in West Virginia. MP owns or contractually controls 3,580 MWs of generation capacity that is supplied to its electric utility business, including a 16.25% undivided interest in the Bath County pumped-storage hydroelectric generation facility in Virginia (487 MWs) through its wholly owned subsidiary AGC.

WP owns property and does business as an electric public utility in Pennsylvania. WP provides transmission and distribution services in 10,400 square miles of southwestern, south-central and northern Pennsylvania. The area it serves has a population of approximately 1.5 million.

Regulated Transmission Operating Subsidiaries

ATSI owns high-voltage transmission facilities, which consist of approximately 7,890 circuit miles of transmission lines with nominal voltages of 345 kV, 138 kV and 69 kV in the PJM Region, particularly Ohio and Pennsylvania.

TrAIL owns high-voltage transmission facilities in the PJM Region and has several transmission facilities in operation, including a 500 kV transmission line extending approximately 150 miles from southwestern Pennsylvania through West Virginia to a point of interconnection with VEPCO in northern Virginia.

MAIT owns high-voltage transmission facilities, which consist of approximately 4,260 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in the PJM Region, particularly Pennsylvania.

Service Company

FESC provides legal, financial and other corporate support services at cost, in accordance with its cost allocation manual, to affiliated FirstEnergy companies. In addition, pursuant to the FES Bankruptcy settlement agreement discussed below, FE extended the availability of certain shared services to the FES Debtors through June 30, 2020. As of June 30, 2020, FirstEnergy had substantially ceased providing post-emergence services to FES Debtors under the terms of the amended and restated shared services agreement. In connection with the FES Debtors emergence from bankruptcy, FirstEnergy entered into an amended separation agreement with the FES Debtors to implement the separation of FES Debtors and their businesses from FirstEnergy.

Legacy CES Subsidiaries

On March 31, 2018, the FES Debtors announced that, in order to facilitate an orderly financial restructuring, they filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. In September 2018, the Bankruptcy Court approved a FES Bankruptcy settlement agreement by and among FirstEnergy, two groups of key FES creditors (collectively, the FES Key Creditor Groups), the FES Debtors and the UCC. As of March 31, 2018, the FES Debtors were deconsolidated from FirstEnergy’s consolidated financial statements. The FES Debtors effectuated their plan of reorganization on February 27, 2020 and emerged from bankruptcy.

As part of the FES Bankruptcy settlement agreement, discussed below, AE Supply transferred the Pleasants Power Station and related assets to a newly formed subsidiary of FG on January 30, 2020. AE Supply will continue to provide Pleasants Power Station disposal access to the McElroy's Run impoundment facility pursuant to a separate agreement among the parties.
Substantially all of FirstEnergy’s subsidiaries’ operations that previously comprised the CES reportable operating segment, including FES, FENOC, BSPC and a portion of AE Supply (including the Pleasants Power Station), are presented as discontinued operations in FirstEnergy’s consolidated financial statements resulting from the FES Bankruptcy and actions taken as part of the strategic review to exit commodity-exposed generation and become a fully regulated utility.

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

As of December 31, 2020, FirstEnergy’s regulated generating portfolio consists of 3,790 MWs of capacity within the Regulated Distribution segment: 210 MWs consist of JCP&L's 50% ownership interest in the Yards Creek hydroelectric facility in New Jersey; and 3,580 MWs consist of MP's facilities, including 487 MWs from AGC's interest in the Bath County pumped-storage hydroelectric facility in Virginia, and 11 MWs of MP's 0.49% entitlement from OVEC's generation output. MP's other generation facilities are located in West Virginia.

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at MP, PE and WP; although as explained in Note 14, "Regulatory Matters", effective January 1, 2021, subject to refund, MP's, PE's and WP's existing stated rates became forward-looking formula rates. JCP&L previously had stated transmission rates, however, effective January 1, 2020, JCP&L implemented forward-looking formula rates, subject to refund, pending further hearing and settlement proceedings. Both forward-looking formula and stated

rates recover costs that FERC determines are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. Revenue requirements under stated rates are calculated annually by multiplying the highest one-hour peak load in each respective transmission zone by the approved, stated rate in that zone. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.

Corporate/Other reflects corporate support costs not charged to FE's subsidiaries, including FE's retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of December 31, 2020, 67 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of December 31, 2020, Corporate/Other had approximately $8.2 billion of FE holding company debt.
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
State Regulation
The following table summarizes the allowed ROE and the aggregate actual ROE of the Utilities by state for the year ended December 31, 2020, as determined for regulatory purposes:

State	Allowed ROE	Actual ROE(1)
Maryland	9.65%	8.7%
New Jersey	9.6%(3)	6.5%
Ohio	10.5%	13.3%
Pennsylvania	Settled(2)	9.0%
West Virginia	Settled(2)	7.2%
(1) Actual ROE based upon trailing twelve months ended December 31, 2020; assumes actual rate base for distribution assets only (except in West Virginia) and reflects state regulatory adjustments.
(2) Commission-approved settlement agreements did not disclose ROE rates.
(3) On October 28, 2020, the NJBPU approved JCP&L's distribution rate case settlement with an allowed ROE of 9.6%. Rates are effective for customers on November 1, 2021.

See "Outlook - State Regulation" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.
Federal Regulation
See "Outlook - FERC Regulatory Matters" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.
Nuclear Regulation
See "Outlook - Other Legal Matters - Nuclear Plant Matters" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.
Environmental Matters
See "Outlook - Environmental Matters" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.
Capital Requirements

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments, and contributions to its pension plan. See "Capital Resources and Liquidity" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.

Fuel Supply

MP currently has coal contracts with various terms to acquire approximately 5.5 million tons of coal for the year 2021, which is approximately 90% of its forecasted 2021 coal requirements. This contracted coal is produced primarily from mines located in Pennsylvania and West Virginia. The contracts expire at various times through 2025. See "Outlook - Environmental Matters" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information pertaining to the impact of increased environmental regulations on coal supply.

System Demand
The maximum hourly demand for each of the Utilities was:

System Demand	2020	2019	2018
	(in MWs)
OE	5,598	5,494	5,604
Penn	889	946	950
CEI	4,253	4,188	4,301
TE	2,265	2,787	2,367
JCP&L	5,902	6,056	5,977
ME	2,976	2,974	3,026
PN	2,908	3,020	2,993
MP	2,114	2,121	2,089
PE	2,905	3,609	3,498
WP	3,827	4,012	3,879

Supply Plan

Certain of the Utilities have default service obligations to provide power to non-shopping customers who have elected to continue to receive service under regulated retail tariffs. The volume of these sales can vary depending on the level of shopping that occurs. Supply plans vary by state and by service territory. JCP&L’s default service, or BGS supply, is secured through a statewide competitive procurement process approved by the NJBPU. Default service for the Ohio Companies, Pennsylvania Companies and PE's Maryland jurisdiction are provided through a competitive procurement process approved by the PUCO (under ESP IV), PPUC (under the DSP) and MDPSC (under the SOS), respectively. If any supplier fails to deliver power to any one of those Utilities’ service areas, the Utility serving that area may need to procure the required power in the market in their role as the default LSE. West Virginia electric generation continues to be regulated by the WVPSC.

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

Human Capital

FirstEnergy focuses on a number of human capital resources, measures, and objectives in managing its business, including: safety, diversity and inclusion, employee development, and compensation and benefits. Collectively, these focus areas may be material to understanding its business under certain circumstances.

Employees and Collective Bargaining Agreements

As of December 31, 2020, FirstEnergy had 12,153 employees located in the United States as follows:

	Total Employees	Bargaining Unit Employees
FESC	4,419	630
OE	1,135	754
CEI	902	603
TE	373	277
Penn	188	131
JCP&L	1,330	1,027
ME	644	466
PN	752	485
MP	1,131	753
PE	534	333
WP	745	477
Total	12,153	5,936

As of December 31, 2020, the IBEW, the UWUA and the OPEIU unions collectively represented approximately half of FirstEnergy’s employees. There are 15 CBAs between FirstEnergy’s subsidiaries and its unions, which have three, four- or five-year terms. In 2020, FirstEnergy’s subsidiaries reached new agreements with 3 UWUA locals, covering 550 employees, and 1 OPEIU local, covering 77 employees.

Safety

Safety is a core value of FirstEnergy. FirstEnergy employees have the power and responsibility to keep each other safe and eliminate life-changing events, which are injuries that have life-changing impacts or fatal results. Safety metrics, such as injuries that result in days away or restricted time and life-changing events, are regularly monitored, internally reported, and are included in our annual incentive compensation program to reinforce that a safe work environment is crucial to FirstEnergy’s success.

FirstEnergy continues to shift its focus from achieving low OSHA rates to proactively identifying and mitigating life-changing event exposure. This shift in focus strengthens FirstEnergy’s safety-first culture by aligning our leadership around the same goal and driving safer decisions from an engaged workforce who puts safety first. To support that shift, FirstEnergy is transitioning from leader and employee training and exposure control concepts to a safety management system that cultivates job site exposure identification and mitigation to prevent life-changing events. Further, FirstEnergy continues to expand its “Leading with Safety” experiences with its employees to achieve excellence in personal, contractor and public safety.

Additionally, FirstEnergy’s employees’ well-being is essential to its core value of safety. FirstEnergy is taking a well-informed, decisive and measured response to the COVID-19 pandemic, as recommended by medical experts, to protect the health and safety of our employees and the public, while also continuing to serve our customers. FirstEnergy continues to provide flexibility for approximately 7,000 of its 12,000 employees to work from home. Pandemic safety and cleaning protocols were implemented for those workers who have continued to report to a FirstEnergy work location during this public health emergency, ensuring FirstEnergy employees can report directly to job sites and work with the same small group of employees every day. FirstEnergy developed a COVID-19 medical screening process under which a medical staff consisting of nurses, doctors and non-medical intake teams were assembled to manage COVID-19 related exposures, illnesses and quarantines; perform contact tracing; and ultimately safely return employees to work. FirstEnergy continues to implement state health directives as they emerge and adjusts its procedures as needed to continue to keep its employees safe.

Diversity and Inclusion

FirstEnergy seeks to expand the diversity of its team and create an inclusive workplace where employees feel valued, motivated and empowered to drive FirstEnergy’s success. Diversity and inclusion metrics are included in FirstEnergy’s annual incentive compensation program to emphasize that a diverse and inclusive work environment at FirstEnergy drives better service for customers, strong operational performance, innovation and a rewarding work experience for its employees.

Affirmative steps taken at FirstEnergy to promote the core value of diversity and inclusion includes:
•FirstEnergy sponsors an executive diversity and inclusion council consisting of senior management and other leaders across the company.
•A cross-functional working group oversees the development and implementation of diversity and inclusion action plans company-wide.
•Additional teams of employees are embedded throughout FirstEnergy to implement local actions supporting diversity and inclusion.
•FirstEnergy’s employees have established multiple employee business resource groups, known as "EBRGs," to further support diversity and inclusion objectives through networking, mentoring, coaching, recruiting, development and community outreach.
•Employees are provided ongoing training and education on a variety of diversity and inclusion topics.
•FirstEnergy has enhanced the recruiting processes to increase the number of diverse candidates considered for open positions and expand the diversity of teams interviewing those candidates.

Employee Development

FirstEnergy’s employees are empowered to take ownership of their careers with increased openness into FirstEnergy’s internal and external hiring process and greater availability of tools and processes that support career management, talent reviews, succession planning and leadership selection. FirstEnergy is committed to preparing its high-performing workforce for the future and helping employees reach their full potential. That means developing employee skills and competencies and preparing emerging and experienced leaders for future management responsibilities.

Understanding FirstEnergy’s rapidly changing industry and strategy is key to employees’ ability to support FirstEnergy’s mission and meet its customers’ evolving needs. In 2020, FirstEnergy launched FE University as an initiative to brand and create synergies among FirstEnergy’s many employee development and training initiatives. Key FirstEnergy development programs include:
•a mentoring program,
•Discover FE, which is designed to broaden and deepen knowledge of FirstEnergy and the electric utility industry generally,
•new supervisor and manager program,
•experienced leader program, and
•Power Systems Institute, an award-winning program for recruiting and developing the next generation of highly trained, dedicated and motivated line and substation workers.

Compensation and Benefits

FirstEnergy’s total rewards program is designed to attract, motivate, retain and reward employees for their role in the success of FirstEnergy. The base pay program is designed to provide individual base pay levels that balance an employee’s value to FirstEnergy with comparable jobs at peer companies. FirstEnergy is committed to ensuring that our internal policies and processes support pay equity. The annual incentive compensation program is designed to reward the achievement of near-term corporate and business unit objectives. Additionally, FirstEnergy’s long-term incentive compensation program is designed to reward eligible employees for FirstEnergy’s achievement of longer-term goals intended to drive shareholder value and growth. In addition to base pay and incentive compensation plans, FirstEnergy offers a comprehensive benefits program, including a 401(k) Savings Plan and a defined benefit Pension Plan.

Information About Our Executive Officers (as of February 18, 2021)

Name	Age	Positions Held During Past Five Years	Dates
S. E. Strah	57	President and Acting Chief Executive Officer (A) (B)	2020-Present
		Senior Vice President and Chief Financial Officer (A) (B) (C) (E)	2018-2020
		President (D)	2017-2018
		President (E)	2016-2018
		Senior Vice President & President, FirstEnergy Utilities (B)	*-2018
		President (C)	*-2018

H. Park	59	Senior Vice President and Chief Legal Officer (A)	2021-Present
		LimNexus, Partner and General Counsel	2019-2021
		Latham & Watkins, Of Counsel	2017-2019
		PG&E Corporation, Senior Vice President and Special Counsel to Chairman	2017
		Senior Vice President and General Counsel	*-2017

K. Jon Taylor	47	Senior Vice President and Chief Financial Officer (A) (B) (C) (E)	2020-Present
		Vice President, Utility Operations (B)	2019-2020
		President (D)	2019-2020
		President, Ohio Operations (B)	2018-2019
		Vice President (C)	2018-2019
		Vice President and Controller (E)	2016-2018
		Vice President and Controller (C)	*-2018
		Vice President, Controller and Chief Accounting Officer (A) (B)	*-2018
		Vice President and Controller (D) (G)	*-2017
		Vice President and Controller (F)	*-2016

C. L. Walker	55	Senior Vice President and Chief Human Resources Officer (B)	2019-present
		Vice President, Human Resources (B)	2018-2019
		Executive Director, Talent Management (B)	2016-2018

G. D. Benz	61	Senior Vice President, Strategy (B)	*-present

J. J. Lisowski	39	Vice President, Controller and Chief Accounting Officer (A) (B)	2018-present
		Vice President and Controller (C) (E)	2018-present
		Controller and Treasurer (G)	2017-2018
		Controller and Treasurer (F)	2016-2018
		Assistant Controller (E)	2016-2017
		Assistant Controller (A) (B) (C) (D) (F) (G)	*-2017

S. L. Belcher	52	Senior Vice President and President, FirstEnergy Utilities (B)	2018-present
		President (C) (E)	2018-present
		President and Chief Nuclear Officer (G)	*-2018
		President, FirstEnergy Nuclear Operating Company (B)	*-2017

* Indicates position held at least since January 1, 2016
(A) Denotes position held at FE
(B) Denotes position held at FESC
(C) Denotes position held at the Ohio Companies, the Pennsylvania Companies, MP, PE, FET, KATCo, TrAIL and ATSI
(D) Denotes position held at AGC
(E) Denotes position held at MAIT
(F) Denotes position held at FES and FG
(G) Denotes position held at FENOC

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

These SEC filings are posted on the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, FirstEnergy routinely posts additional important information, including press releases, investor presentations, investor factbooks and notices of upcoming events under the "Investors" section of FirstEnergy’s website and recognizes FirstEnergy’s website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Investors may be notified of postings to the website by signing up for email alerts and RSS feeds on the "Investors" page of FirstEnergy's website. FirstEnergy also uses Twitter® and Facebook® as additional channels of distribution to reach public investors and as a supplemental means of disclosing material non-public information for complying with its disclosure obligations under Regulation FD. Information contained on FirstEnergy’s website, Twitter® handle or Facebook® page, and any corresponding applications of those sites, shall not be deemed incorporated into, or to be part of, this report.

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
Risks Associated with the Ongoing Investigations
We Have Received Requests for Information Related to Government Investigations. The Investigations and Related Litigation Could Have a Material Adverse Effect on our Reputation, Business, Financial Condition, Results of Operations, Liquidity or Cash Flows
On July 21, 2020, we received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio requesting the production of information concerning an investigation surrounding HB 6 involving the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Following the announcement of the investigation surrounding HB 6, certain of our stockholders and customers filed several lawsuits against us and certain current and former directors, officers and other employees. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FirstEnergy, and on September 1, 2020, issued subpoenas to FirstEnergy and certain of its officers. We are cooperating with the U.S. Attorney’s Office and the SEC in their investigations. See Note 15, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements, for additional details on the government investigation and subsequent litigation surrounding the investigation of HB 6.

The investigations and related litigation could divert management’s focus and have resulted, and could continue to result in substantial investigation expenses, and the commitment of substantial corporate resources. The outcome of the government investigations and related litigation is inherently uncertain. If one or more legal matters, including the ongoing investigation, were resolved against us, our reputation, business, financial condition, results of operations, liquidity or cash flows may be adversely affected. Further, such an outcome could result in criminal liabilities, deferred prosecution agreements, significant monetary damages and fines, remedial corporate measures or other relief against us that could adversely impact our operations; in addition, certain of those outcomes could adversely impact our ability to maintain compliance with the covenants under our credit facilities or result in an event of default thereunder. These matters are likely to continue to have an adverse impact on the trading prices of our securities.

We are unable to predict the outcome, duration, scope, result or related costs of the investigations and related litigation and, therefore, any of these risks could impact us significantly beyond expectations. Moreover, we are unable to predict the potential for any additional investigations or litigation, any of which could exacerbate these risks or expose us to potential criminal or civil liabilities, sanctions or other remedial measures, and could have a material adverse effect on our reputation, business, financial condition, results of operations, liquidity or cash flows.

We Have Received Requests for Information Related to Government Investigations. Related Potential Adverse Impacts on Federal or State Regulatory Matters Could Have a Material Adverse Effect on our Reputation, Business, Financial Condition, Results of Operations, Liquidity or Cash Flows

On July 21, 2020, we received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio requesting the production of information concerning an investigation surrounding HB 6 involving the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. On January 26, 2021, staff of FERC’s Division of Investigations issued a letter directing FirstEnergy to preserve and maintain all documents and information related to an ongoing audit being conducted by FERC’s Division of Audits and Accounting, including activities relating to lobbying and governmental affairs activities concerning HB 6. We are cooperating with the FERC in the ongoing audit and document preservation request. See Note 14, "Regulatory Matters," and Note 15, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements, for additional details on the government investigation and regulatory matters related to the investigation of HB 6.

We are subject to comprehensive regulation by various federal, state and local regulatory agencies that significantly influence our operating environment. As previously disclosed, among the matters considered with respect to the determination by the committee of independent members of the Board of Directors to terminate certain former members of senior management for violating certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. FirstEnergy believes that payments under the consulting agreement may have been for purposes other than those represented within the consulting agreement. The matter is a subject of the ongoing internal investigation related to the government investigations.

Any appearance of non-compliance with anti-corruption laws, as well as any alleged failures to comply with anti-corruption laws, could have an adverse impact on our reputation or relationships with regulatory authorities, and result in a material inquiry or investigation by such federal, state and local regulatory agencies, and result in adverse rulings against us, which could have a material adverse impact on our financial condition, operating results and operations.

For example, there are several regulatory matters associated with the ongoing governmental investigations including, but not limited to, the following:
•On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by ratepayers.
•On November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the termination of certain members of senior management.
•On December 30, 2020, the PUCO reinstated the requirement that the Ohio Companies file a distribution rate case by May 31, 2024, which requirement had previously been eliminated by the PUCO in November 2019.
•Also on December 30, 2020, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from ratepayers through the DMR were only used for the purposes established in ESP IV.
•On January 26, 2021, staff of FERC's Division of Investigations issued a letter directing FirstEnergy to preserve and maintain all documents and information related to an ongoing audit being conducted by FERC's Division of Audits and Accounting, including activities related to lobbying and governmental affairs activities concerning HB 6.
•In connection with the partial settlement with the OAG and other parties, the Ohio Companies filed an application with the PUCO on February 1, 2021, to set the respective decoupling riders (Rider CSR) to zero and, in a related action, the Ohio Companies will not seek to recover lost distribution revenue from residential and commercial customers; as a result, FirstEnergy recognized a $108 million pre-tax charge ($84 million after-tax) in the fourth quarter of 2020 and $77 million (pre-tax) of which is associated with forgoing collection of lost distribution revenue.

While FirstEnergy is committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings currently underway, the rates our Utilities and transmission operating companies are allowed to charge may be decreased as a result of actions taken by FERC or by a state regulatory commission to which our Utilities is subject to jurisdiction, whether as a result of the ongoing government investigations, the appearance of non-compliance with anti-corruption laws, or otherwise. Also, in connection with the internal investigation, FirstEnergy recently identified certain transactions, which, in some instances, extended back ten years or more, including vendor services, that were either improperly classified, misallocated to certain of the Utilities and Transmission Companies, or lacked proper supporting documentation. These transactions resulted in amounts collected from customers that were immaterial to FirstEnergy, and the Utilities and Transmission Companies will be working with the appropriate regulatory agencies to address these amounts.

We are unable to predict the adverse impacts on federal or state regulatory matters, including with respect to rates, and, therefore, any of these risks could impact us significantly beyond expectations. Moreover, we are unable to predict the potential for any additional regulatory actions, any of which could exacerbate these risks or expose us to adverse outcomes in pending or future rate cases, and could have a material adverse effect on our reputation, business, financial condition, results of operations, liquidity or cash flows.

We Have Identified a Material Weakness in our Internal Controls over Financial Reporting. If We Fail to Remediate such Material Weakness or Otherwise Fail to Develop, Implement and Maintain Effective Internal Controls in Future Periods, Our Ability to Report Our Financial Condition and Results of Operations Accurately and on a Timely Basis Could Be Adversely Affected

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

As previously disclosed, a committee of independent members of our Board of Directors is directing an internal investigation related to ongoing government investigations. In connection with our internal investigation, such committee determined that certain former members of senior management, including our former chief executive officer, violated certain FirstEnergy policies and our code of conduct. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the Board of Directors that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. FirstEnergy believes that payments under the consulting agreement may have been for purposes other than those represented within the consulting agreement. The matter is a subject of the ongoing internal investigation related to the government investigations.

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

We are in the process of remediating the identified material weakness in our internal control over financial reporting.

We cannot assure you that we will adequately remediate the material weakness or that additional material weaknesses in our internal controls will not be identified in the future. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information. Further, if we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may violate applicable stock exchange listing rules or suffer other adverse regulatory consequences and may breach the covenants under our credit facilities. There could also be a negative reaction in the price of our common stock due to a loss of investor confidence in us and the reliability of our financial statements. See “Item 9a. Controls and Procedures” included elsewhere in this Annual Report on Form 10-K for a discussion of the material weakness and our remediation plans.

Failure to Comply with Debt Covenants in our Credit Agreements or Conditions Could Adversely Affect our Ability to Execute Future Borrowings and/or Require Early Repayment, and Could Restrict our Ability to Obtain Additional or Replacement Financing on Acceptable Terms or at All

Our debt and credit agreements contain various financial and other covenants including a consolidated debt to total capitalization ratio of no more than 65% measured at the end of each fiscal quarter.

Our credit agreements contain certain negative and affirmative covenants. Our ability to comply with the covenants and restrictions contained in our FE credit facility and FET credit facility may be affected by events related to the ongoing government investigations or otherwise.

On November 17, 2020, we and certain of our subsidiaries entered into amendments to the FE credit facility and the FET credit facility, respectively. The amendments provide for modifications and/or waivers of: (i) certain representations and warranties and (ii) certain affirmative and negative covenants, contained therein, which allowed FirstEnergy to regain compliance with such provisions. The non-compliance for which the waiver was necessary stemmed from the payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013 with an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. Among other things, the amendment to the FE credit facility reduces the sublimit applicable to FE to $1.5 billion, and the amendments increased certain tiers of pricing applicable to borrowings under the credit facilities. In addition, we may be required to seek additional covenant waivers in future periods, and there can be no assurance that we will be able to obtain such waivers on favorable terms, or at all.

A breach of any of the covenants contained in our credit agreements, including any breach related to alleged failures to comply with anti-corruption and anti-bribery laws, could result in an event of default under such agreements, and we would not be able to access our credit facilities for additional borrowings and letters of credit while any default exists. Upon the occurrence of such an event of default, all amounts outstanding under our credit facilities, which was $2.2 billion as of February 15, 2021, could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If indebtedness under our credit facilities is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. In addition, certain events, including but not limited to any covenant breach related to alleged failures to comply with anti-corruption and anti-bribery laws, an event of default under our credit agreements, and the acceleration of applicable commitments under such facilities could restrict our ability to obtain additional or replacement financing on acceptable terms or at all. The operating and financial restrictions and covenants in our credit facilities and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Risks Associated with the Global Pandemic

The COVID-19 Global Pandemic Has Impacted Us and Could Have an Adverse Effect on Our Business, Results of Operations, Cash Flows and Financial Condition

The outbreak of COVID-19 has become a global pandemic and has impacted FirstEnergy. For instance, FirstEnergy’s Utilities discontinued power shutoffs as of March 13, 2020, across its five-state service territory and ceased billing for certain late payment charges, and while some of these have been rescinded, similar actions could occur in the future. Furthermore, in response to the pandemic and related mitigation measures, FirstEnergy has implemented its pandemic plan as well as other precautionary measures on behalf of its customers and employees, including supporting remote work opportunities for most of its employees. While FirstEnergy believes that all these measures have been necessary or appropriate, they have resulted in additional costs and may adversely impact its business and results of operation in the future or expose it to additional unknown risks.

Although it is not possible to predict the ultimate impact of COVID-19, including on FirstEnergy’s business, results of operations, cash flows or financial positions, such impacts that may be material include, but are not limited to: (i) lower commercial and industrial customer demand for electricity, (ii) impacts of rapidly-changing governmental and public health directives to contain and combat the pandemic together with executive and legislative initiatives imposing a moratorium on utility disconnections, (iii) increased credit risk, including increased failure or delay by customers to make their utility payments, (iv) reduced availability and productivity of its employees, (v) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (vi) delays and disruptions in the availability of and timely delivery of materials and components used in its operations, as well as increased costs for such materials and components, (vii) continued volatility in market prices for our securities, and (viii) hampering our ability to access funds from financial institutions and the capital markets on the same or reasonably similar terms as were available to FirstEnergy before the COVID-19 pandemic. To the extent the duration of any of these conditions extends for a longer period of time, the adverse impact will generally be more severe.

Risks Associated with Regulation of Our Distribution and Transmission Businesses
We are Focusing on Growing Our Regulated Transmission and Regulated Distribution Operations. Whether This Investment Strategy Will Deliver the Desired Result Is Subject to Certain Risks Which Could Adversely Affect Our Results of Operations and Financial Condition
We focus on capitalizing on investment opportunities available to our Regulated Transmission and Regulated Distribution operations as we focus on delivering enhanced customer service and reliability. The success of these efforts will depend, in part, on successful recovery of our transmission investments. Factors that may affect rate recovery of our transmission investments include: (1) FERC’s timely approval of rates to recover such investments; (2) whether the investments are included in PJM's RTEP; (3) FERC's evolving policies with respect to incentive rates for transmission assets; (4) FERC's evolving policies with respect to the calculation of the base ROE component of transmission rates; (5) consideration and potential impact of the objections of those who oppose such investments and their recovery; and (6) timely development, construction, and operation of the new facilities.
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
Our efforts also could be impacted by our ability to finance the proposed expansion projects while maintaining adequate liquidity. There can be no assurance that our investment strategy in our Regulated Transmission and Regulated Distribution operations will deliver the desired result which could adversely affect our results of operations and financial condition.
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

Our Utilities and Transmission Companies currently provide service at rates approved by one or more regulatory commissions. Thus, the rates the Utilities and Transmission Companies are allowed to charge may be decreased as a result of actions taken by FERC or by a state regulatory commission in the states in which our Utilities operate. Also, these rates may not be set to recover such applicable utility's expenses at any given time. Additionally, there may also be a delay between the timing of when costs are incurred and when costs are recovered, if at all. For example, we may be unable to timely recover the costs for our energy efficiency investments or expenses and additional capital or lost revenues resulting from the implementation of aggressive energy efficiency programs. While rate regulation is premised on providing an opportunity to earn a reasonable return on invested capital and recovery of operating expenses, there can be no assurance that the applicable regulatory commission will determine that all of our costs have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs in a timely manner. Further, there can be no assurance that we will retain the expected recovery in future rate cases.
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
Federal Rate Regulation May Delay or Deny Full Recovery of Costs and Impose Risks on Our Operations. Any Denial or Reduction of, or Delay in Cost Recovery Could Have an Adverse Effect on Our Business, Results of Operations, Cash Flows and Financial Condition
FERC policy currently permits recovery of prudently incurred costs associated with cost-of-service-based wholesale power rates and the expansion and updating of transmission infrastructure within its jurisdiction. FERC’s policies on recovery of transmission costs continue to evolve, evidenced by ongoing proceedings to determine an appropriate ROE methodology to determine transmission ROEs and whether FERC’s existing policies on transmission rate incentives should be revised. If FERC were to adopt a different policy regarding recovery of transmission costs or if there is any resulting delay in cost recovery, our strategy of investing in transmission could be affected. If FERC were to lower the rate of return it has authorized for FirstEnergy's cost-based wholesale power rates or transmission investments and facilities, it could reduce future earnings and cash flows, and adversely impact our financial condition.
We Could be Subject to Higher Costs and/or Penalties Related to Mandatory Reliability Standards Set by NERC/FERC or Changes in the Rules of Organized Markets, Which Could Have an Adverse Effect on our Financial Condition
Owners, operators, and users of the bulk electric system are subject to mandatory reliability standards promulgated by NERC and approved by FERC. The standards are based on the functions that need to be performed to ensure that the bulk electric system operates reliably. NERC, RFC and FERC can be expected to continue to refine existing reliability standards as well as develop and adopt new reliability standards. Compliance with modified or new reliability standards may subject us to higher operating costs and/or increased capital expenditures. If we were found not to be in compliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties. FERC has authority to impose penalties up to and including $1.3 million per day for failure to comply with these mandatory electric reliability standards.
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
In June and July 2020, as part of the PJM stakeholder process, certain competing amendments to the PJM Tariff were filed. The PJM TOs filed amendments that clarified responsibility as between PJM and the PJM TOs for planning for transmission facilities that are at the end of their useful life. Certain load groups filed competing amendments that would transfer authority for such planning from the PJM TOs to PJM. PJM supported the PJM TOs' filing and opposed the load groups' filing. In a series of decisions beginning in August 2020 and running through December 2020, FERC approved the PJM TOs' amendments, and rejected the loads' amendments. Certain of the load groups have filed a petition for review of FERC's decision before the D.C. Circuit and such appeal is currently pending. It is reasonable to believe that the PJM load interests will continue their efforts to limit transmission owner discretion in planning and investing in transmission assets, and further regulatory and appellate cases are expected. The inability to control the investment planning process could adversely affect our business operations, including the Energizing the Future program. In addition, the inability to control the investment planning process for our transmission business could adversely affect our results of operations and our financial condition.

Risks Associated with Environmental and Climate Matters

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
We Have Coal-Fired Generation Capacity, Which Exposes Us to Risk from Regulations Relating to Coal, GHGs and CCRs and Could Lead to Increased Costs or the Need to Spend Significant Resources to Defend Allegations of Violation
Approximately 82% of FirstEnergy's generation capacity is coal-fired, totaling 3,160 MW, increasing to 88% upon completion of the Yards Creek sale. Historically, coal-fired generating plants have greater exposure to the costs of complying with federal, state and local environmental statutes, rules and regulations relating to air emissions, including GHGs and CCR disposal, than other types of electric generation facilities. These legal requirements and any future initiatives could impose substantial additional costs and, in the case of GHG requirements, could raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities and could require our coal-fired generation plants to curtail generation or cease to generate. Failure to comply with any such existing or future legal requirements may also result in the assessment of fines and penalties. Significant resources also may be expended to defend against allegations of violations of any such requirements.

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
Capital Improvements and Construction Projects May Not be Completed Within Forecasted Budget, Schedule or Scope Parameters or Could be Canceled Which Could Adversely Affect Our Business and Results of Operations
Our business plan calls for execution of extensive capital investments in transmission and distribution, including but not limited to our Energizing the Future transmission expansion program. We also anticipate spending up to $1.7 billion per year in distribution capital expenditures through 2023. We may be exposed to the risk of substantial price increases in, or the adequacy or availability of, the costs of labor and materials used in construction, nonperformance of equipment and increased costs due to delays, including delays relating to the procurement of permits or approvals, adverse weather or environmental matters. We engage numerous contractors and enter into a large number of construction agreements to acquire the necessary materials and/or obtain the required construction-related services. As a result, we are also exposed to the risk that these contractors and other counterparties could breach their obligations to us. Such risk could include our contractors’ inabilities to procure sufficient skilled labor as well as potential work stoppages by that labor force. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements at then-current market prices that may exceed our contractual prices, with resulting delays in those and other projects. Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than these mitigation provisions. Also, because we enter into construction agreements for the necessary materials and to obtain the required construction related services, any cancellation by FirstEnergy of a construction agreement could result in significant termination payments or penalties. Any delays, increased costs or losses or cancellation of a construction project could adversely affect our business and results of operations, particularly if we are not permitted to recover any such costs in rates.
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
Risks Associated with Markets and Financial Matters
Interest Rates and/or a Credit Rating Downgrade Could Negatively Affect Our or Our Subsidiaries' Financing Costs, Ability to Access Capital and Requirement to Post Collateral

We have near-term exposure to interest rates from outstanding indebtedness indexed to variable interest rates, and we have exposure to future interest rates to the extent we seek to raise debt in the capital markets to meet maturing debt obligations and fund construction or other investment opportunities. Past disruptions in capital and credit markets have resulted in higher interest rates on new publicly issued debt securities, increased costs for certain of our variable interest rate debt securities and failed remarketing of variable interest rate tax-exempt debt issued to finance certain of our facilities. Similar future disruptions could increase our financing costs and adversely affect our results of operations. Also, interest rates could change as a result of economic or other events that are beyond our risk management processes. As a result, we cannot always predict the impact that our risk management decisions may have if actual events lead to greater losses or costs that our risk management positions were intended to hedge. Although we employ risk management techniques to hedge against interest rate volatility, significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results of operations.

We rely on access to bank and capital markets as sources of liquidity for cash requirements not satisfied by cash from operations. Additional downgrades in FirstEnergy or FirstEnergy subsidiaries' credit ratings from the nationally recognized credit rating agencies, particularly to levels below investment grade, could negatively affect our ability to access the bank and capital markets, especially in a time of uncertainty in either of those markets, and may require us to post cash collateral to support outstanding commodity positions in the wholesale market, as well as available letters of credit and other guarantees. Furthermore, additional downgrades could increase the cost of such capital by causing us to incur higher interest rates and fees associated with such capital. Additional rating downgrades would further increase our interest expense on certain of FirstEnergy's long-term debt obligations and would also further increase the fees we pay on our various existing credit facilities, thus increasing the cost of our working capital. Such additional rating downgrades could also negatively impact our ability to grow our regulated businesses or execute on our business strategies by substantially increasing the cost of, or limiting access to, capital.

In addition, events related to the ongoing government investigations may expose us to higher interest rates for additional indebtedness, whether as a result of ratings downgrades or otherwise, and could restrict our ability to obtain additional or replacement financing on acceptable terms or at all. See “Failure to Comply with Debt Covenants in our Credit Agreements or Conditions Could Adversely Affect our Ability to Execute Future Borrowings and/or Require Early Repayment, and Could Restrict our Ability to Obtain Additional or Replacement Financing on Acceptable Terms or at All.”

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

Our Results of Operations and Financial Condition May be Adversely Affected by the Volatility in Pension and OPEB Expenses Due to Capital Market Performance and Other Changes

FirstEnergy recognizes in income the change in the fair value of plan assets and net actuarial gains and losses for its pension and OPEB plans. This adjustment is recognized in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement, resulting in greater volatility in pension and OPEB expenses and may materially impact our results of operations.

Our financial statements reflect the values of the assets held in trust to satisfy our obligations under pension and OPEB plans. Certain of the assets held in these trusts do not have readily determinable market values. Changes in the estimates and assumptions inherent in the value of these assets could affect the value of the trusts. If the value of the assets held by the trusts declines by a material amount, our funding obligation to the trusts could materially increase. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. Forecasting investment earnings and costs to pay future pension and other obligations requires significant judgment and actual results may differ significantly from current estimates. Capital market conditions that generate investment losses or that negatively impact the discount rate and increase the present value of liabilities may have significant impacts on the value of the pension and other trust funds, which could require significant additional funding and negatively impact our results of operations and financial position.

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

The Anticipated Phasing Out of LIBOR after 2021 Could Adversely Affect our Financial Results
A portion of FirstEnergy’s indebtedness bears interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, and there is considerable uncertainty regarding the publication of LIBOR beyond 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index (the secured overnight financing rate or SOFR), calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for FirstEnergy are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on our results of operations, cash flows, financial condition and liquidity.

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

Certain FirstEnergy Companies Have Guaranteed the Performance of Third Parties, Which May Result in Substantial Costs or the Incurrence of Additional Debt and Adversely Affect Our Results of Operations, Cash Flows and Financial Condition

Certain FirstEnergy companies have issued guarantees of the performance of others, which obligates such FirstEnergy companies to perform in the event that the third parties do not perform. For instance, FE is a guarantor under a syndicated senior secured term loan facility, under which Global Holding's outstanding principal balance is approximately $108 million at December 31, 2020. In the event of non-performance by the third parties, FirstEnergy could incur substantial cost to fulfill this obligation and other obligations under such guarantees. Such performance guarantees could have a material adverse impact on our financial position and operating results.

Additionally, with respect to FEV's investment in Global Holding, it could require additional capital from its owners, including FEV, to fund operations and meet its obligations under its term loan facility. These capital requirements could be significant and if other partners do not fund the additional capital, resulting in FEV increasing its equity ownership and obtaining the ability to direct the significant activities of Global Holding, FEV may be required to consolidate Global Holding, increasing FirstEnergy's debt by $108 million.

The Tax Characterization of Our Distributions to Shareholders Will Fluctuate

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

Our internal calculation of E&P can be impacted by a variety of factors. FirstEnergy exhausted its accumulated E&P in the second half of the 2019 tax year. This elimination of accumulated E&P will make it more likely that at least a portion of our current or future distributions will be characterized for shareholders’ tax purposes as a return of capital. Upon such characterization, shareholders are urged to consult their own tax advisors regarding the income tax treatment of our distributions to them.

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

FirstEnergy controls the following generation sources as of December 31, 2020, shown in the table below. Except for the OVEC participation referenced in the footnotes to the table, the Regulated Distribution segment generating units are owned by either JCP&L or MP.

Plant (Location)	Unit	Total		Corp/Other	Regulated Distribution
		Net Demonstrated Capacity (MW)
Super-critical Coal-fired:
Harrison (Haywood, WV)	1-3	1,984		—	1,984
Fort Martin (Maidsville, WV)	1-2	1,098		—	1,098
		3,082		—	3,082
Sub-critical and Other Coal-fired:
OVEC (Cheshire, OH) (Madison, IN)	1-11	78	(1)	67	11

Pumped-storage Hydro:
Bath County (Warm Springs, VA)	1-6	487	(2)	—	487
Yards Creek (Blairstown Twp., NJ)	1-3	210	(3)	—	210
		697		—	697
Total		3,857		67	3,790
(1)Represents AE Supply's 3.01% and MP's 0.49% entitlement based on their participation in OVEC.
(2)Represents AGC's 16.25% undivided interest in Bath County. The station is operated by VEPCO.
(3)Represents JCP&L’s 50% ownership interest, which is being sold pursuant to an asset purchase agreement dated April 6, 2020, with the sale anticipated being completed in the first quarter of 2021.

The above generating plants and load centers are connected by a transmission system with various voltage ratings ranging from 23 kV to 500 kV. FirstEnergy's overhead and underground transmission lines aggregate 24,035 circuit miles.

The Utilities’ electric distribution systems include 272,531 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits.

FirstEnergy owns substations with a total installed transformer capacity of 155,920,348 kV-amperes.

All of FirstEnergy's transmission, distribution and generation assets operate in PJM.

FirstEnergy’s distribution and transmission systems as of December 31, 2020, consist of the following:

	Distribution Lines(1)	Transmission Lines(1)	Substation Transformer Capacity(2)
			kV Amperes
OE	67,852	—	7,202,811
Penn	13,644	—	915,584
CEI	33,073	—	9,219,531
TE	19,141	—	2,723,706
JCP&L	23,750	2,595	21,326,473
ME	19,014	—	4,765,730
PN	27,716	—	6,694,735
ATSI(3)	—	7,894	38,131,082
WP	25,114	4,322	14,298,948
MP	22,616	2,611	13,213,643
PE	20,611	2,086	10,537,204
TrAIL	—	262	13,835,000
MAIT	—	4,265	13,055,901
Total	272,531	24,035	155,920,348
(1)Circuit Miles
(2)Top rating of in-service power transformers only. Excludes grounding banks, station power transformers, and generator and customer-owned transformers.
(3)Represents transmission line assets of 69 kV and greater located in the service territories of the Ohio Companies and Penn.

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

HOLDERS OF COMMON STOCK

There were 67,527 holders of 543,117,533 shares of FE’s common stock as of December 31, 2020, and 67,252 holders of 543,215,090 shares of FE's common stock as of January 31, 2021. We have historically paid quarterly cash dividends on our common stock. Dividend payments are subject to declaration by the Board and future dividend decisions determined by the Board may be impacted by earnings growth, cash flows, credit metrics and other business conditions. Information regarding retained earnings available for payment of cash dividends is given in Note 11, "Capitalization," of the Notes to Consolidated Financial Statements.

SHAREHOLDER RETURN

The following graph shows the total cumulative return from a $100 investment on December 31, 2015, in FE’s common stock compared with the total cumulative returns of EEI’s Index of Investor-Owned Electric Utility Companies and the S&P 500.

Total Return Cumulative Values
($100 Investment on December 31, 2015)

$300
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
FE
EEI Electric
S&P 500

FirstEnergy had no transactions regarding purchases of FE common stock during the fourth quarter of 2020.

FirstEnergy does not have any publicly announced plan or program for share purchases.
ITEM 6.     [RESERVED]

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
•The ability to accomplish or realize anticipated benefits from strategic and financial goals, including, but not limited to, maintaining financial flexibility, overcoming current uncertainties and challenges associated with the ongoing governmental investigations, executing our transmission and distribution investment plans, controlling costs, improving our credit metrics, strengthening our balance sheet and growing earnings.
•Economic and weather conditions affecting future operating results, such as a recession, significant weather events and other natural disasters, and associated regulatory events or actions in response to such conditions.
•Mitigating exposure for remedial activities associated with retired and formerly owned electric generation assets.
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
•The potential of non-compliance with debt covenants in our credit facilities due to matters associated with the government investigations regarding HB 6 and related matters.
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

The service areas of, and customers served by, FirstEnergy's regulated distribution utilities as of December 31, 2020, are summarized below:

Company	Area Served	Customers Served
		(In thousands)
OE	Central and Northeastern Ohio	1,060
Penn	Western Pennsylvania	169
CEI	Northeastern Ohio	755
TE	Northwestern Ohio	314
JCP&L	Northern, Western and East Central New Jersey	1,147
ME	Eastern Pennsylvania	580
PN	Western Pennsylvania and Western New York	588
WP	Southwest, South Central and Northern Pennsylvania	734
MP	Northern, Central and Southeastern West Virginia	395
PE	Western Maryland and Eastern West Virginia	426
		6,168

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at MP, PE and WP; although as explained in Note 14, "Regulatory Matters", effective January 1, 2021, subject to refund, MP's, PE's and WP's existing stated rates became forward-looking formula rates. JCP&L previously had stated transmission rates, however, effective January 1, 2020, JCP&L implemented forward-looking formula rates, subject to refund, pending further hearing and settlement proceedings. Both forward-looking formula and stated rates recover costs that FERC determines are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. Revenue requirements under stated rates are calculated annually by multiplying the highest one-hour peak load in each respective transmission zone by the approved, stated rate in that zone. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.

Corporate/Other reflects corporate support costs not charged to FE's subsidiaries, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of December 31, 2020, 67 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of December 31, 2020, Corporate/Other had approximately $8.2 billion of FE holding company debt.

EXECUTIVE SUMMARY

FirstEnergy is a forward-thinking fully regulated electric utility focused on stable and predictable earnings and cash flow from its regulated business units - Regulated Distribution and Regulated Transmission - through delivering enhanced customer service and reliability that supports FE's dividend.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Also, on July 21, 2020, and in connection with the investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020. In addition to the subpoenas referenced above, the OAG, certain FE shareholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers.

As previously disclosed, a committee of independent members of the Board of Directors is directing an internal investigation related to ongoing government investigations. In connection with FirstEnergy’s internal investigation, such committee determined on October 29, 2020, to terminate FirstEnergy’s Chief Executive Officer, Charles E. Jones, together with two other executives: Dennis M. Chack, Senior Vice President of Product Development, Marketing, and Branding; and Michael J. Dowling, Senior Vice President of External Affairs. Each of these terminated executives violated certain FirstEnergy policies and its code of conduct. These executives were terminated as of October 29, 2020. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the Board of Directors that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. FirstEnergy believes that payments under the consulting agreement may have been for purposes other than those represented within the consulting agreement. Immediately following these terminations, the independent members of its Board appointed Mr. Steven E. Strah to the position of Acting Chief Executive Officer and Mr. Christopher D. Pappas, a current member of the Board, to the temporary position of Executive Director, each effective as of October 29, 2020. Mr. Donald T. Misheff will continue to serve as Non-Executive Chairman of the Board. Additionally, on November 8, 2020, Robert P. Reffner, Senior Vice President and Chief Legal Officer, and Ebony L. Yeboah-Amankwah, Vice President, General Counsel, and Chief Ethics Officer, were separated from FirstEnergy due to inaction and conduct that the Board determined was influenced by the improper tone at the top. The matter is a subject of the ongoing internal investigation as it relates to the government investigations.

Also, in connection with the internal investigation, FirstEnergy recently identified certain transactions, which, in some instances, extended back ten years or more, including vendor services, that were either improperly classified, misallocated to certain of the Utilities and Transmission Companies, or lacked proper supporting documentation. These transactions resulted in amounts collected from customers that were immaterial to FirstEnergy, and the Utilities and Transmission Companies will be working with the appropriate regulatory agencies to address these amounts.

On January 31, 2021, FirstEnergy reached a partial settlement with the OAG and other parties regarding decoupling, which resulted in the Ohio Companies requesting PUCO approval to set the respective decoupling riders (Rider CSR) to zero effective February 9, 2021. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies will of their own accord not seek to recover lost distribution revenue from residential and commercial customers. FirstEnergy is committed to pursuing an open dialogue in an appropriate manner with respect to a number of regulatory proceedings currently underway, including several audits, and multi-year SEET and ESP quadrennial review, among other matters. FirstEnergy believes a holistic, transparent discussion with the PUCO staff, and interested stakeholders in the regulatory process, is an important step towards removing uncertainties about regulatory concerns in Ohio and critical to re-establishing trust in FirstEnergy and restoring its reputation.

The Board has formed a new sub-committee of our Audit committee to, together with the Board, assess FirstEnergy’s compliance program and implement potential changes, as appropriate. In addition, in his role of Executive Director, Mr. Pappas assisted the FirstEnergy leadership team with execution of strategic initiatives, engage with FirstEnergy’s external stakeholders, and support the development of enhanced controls and governance policies and procedures. Additionally, on February 17, 2021, the Board appointed Mr. John Somerhalder to the positions of Vice Chairperson of the Board and Executive Director, each effective as of March 1, 2021, increasing the size of the Board from 10 to 11 members. Mr. Somerhalder has been elected to serve for a term expiring at the Company's 2021 Annual Meeting of Shareholders and until his successor shall have been elected. Mr. Donald T. Misheff will continue to serve as Non-Executive Chairman of the Board. Mr. Pappas, who was named to the temporary role of Executive Director in October 2020, will continue to serve on the Board of the Company as an independent director. Mr. Somerhalder will help lead efforts to enhance the company's reputation.

Despite the many disruptions FirstEnergy is currently facing, the leadership team remains committed and focused on executing its strategy and running the business. See “Outlook - Other Legal Proceedings” below for additional details on the government investigation and subsequent litigation surrounding the investigation of HB 6. See also “Outlook - State Regulation - Ohio” below for details on the PUCO proceeding reviewing political and charitable spending and legislative activity in response to the investigation of HB 6. The outcome of the government investigations, PUCO proceedings, legislative activity, and any of these lawsuits is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows. FirstEnergy is considering reductions to its Regulated Distribution and Regulated Transmission capital investment plans and reductions to operating expenses, as well as changes to its planned equity issuances, to allow for flexibility should a fine or other regulatory actions be imposed as a result of the government investigations.

FirstEnergy is also working to improve how it conducts business and serve its customers. To address opportunities for improvement, FirstEnergy kicked off a new initiative to make process and cultural improvements across our entire organization that will keep FirstEnergy moving forward in a positive direction. Called "FE Forward," the initiative will play a critical first step in our transformation journey as it looks to align business practices with our values and behaviors. FirstEnergy will do this by reviewing policies and practices as well as the structure and processes around how decisions are made. FirstEnergy expects that this project will not only help FirstEnergy overcome current uncertainties and challenges, but it will further our goal of creating a truly sustainable company and provide opportunities to reinvest in our employees and customers. The initial phase of FE Forward, which is expected to go through the first quarter of 2021, will involve a comprehensive assessment that will pinpoint the areas of opportunity across all business units and outline the project's scope.

The outbreak of COVID-19 is a global pandemic. FirstEnergy is taking steps to mitigate known risks and is continuously evaluating the rapidly evolving situation based on guidance from governmental officials and public health experts. The full impact on FirstEnergy’s business from the COVID-19 pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of FirstEnergy’s employees, contractors and customers are its first priority. FirstEnergy is effectively managing its operations, while still providing flexibility for approximately 7,000 of its 12,000 employees to work from home.

Beginning March 13, 2020, FirstEnergy temporarily suspended customer disconnections for nonpayment and ceased collection activities as a result of the ongoing pandemic. Starting September 15, 2020, certain FirstEnergy utilities began non-residential disconnections for non-payment, and began the same on October 5, 2020 for residential disconnections. FirstEnergy is actively monitoring the impact COVID-19 is having on customers’ receivable balances, which include increasing arrears balance since the pandemic has begun. Additionally, FirstEnergy has incurred, and it is expected to incur for the foreseeable future, incremental uncollectible and other COVID-19 related expenses. Such incrementally incurred COVID-19 pandemic related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The Ohio Companies and JCP&L had existing regulatory mechanisms in place prior to the outbreak of COVID-19, where incremental uncollectible expenses are able to be recovered through riders with no material impact to earnings. Additionally, in response to the COVID-19 pandemic, the MDPSC, NJBPU and WVPSC issued orders allowing PE, JCP&L and MP to track and create a regulatory asset for future recovery of incremental costs, including uncollectible expenses, incurred as a result of the pandemic. In Pennsylvania, the PPUC authorized utilities to track all prudently incurred incremental costs arising from COVID-19, and to create a regulatory asset for future recovery of incremental uncollectible expense incurred as a result of COVID-19 above what is included in the Pennsylvania Companies’ existing rates.

FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the continued impact of COVID-19 to its business and does not currently expect disruptions in its ability to deliver service to customers or any material impact to its capital spending plan. FirstEnergy’s Distribution and Transmission revenues benefit from geographic and economic diversity across a five-state service territory. Two-thirds of base distribution revenues come from the residential customer class. FirstEnergy’s commercial and industrial revenues are primarily fixed and demand-based, rather than volume-based. As a result of this, FirstEnergy’s Distribution and Transmission investments provide stable and predictable earnings. However, due to the actions taken by state governments in our service territories limiting certain commercial and industrial activities, FirstEnergy’s residential load has increased, while commercial and industrial loads have declined; however, the magnitude of future load trends are currently unknown and difficult to predict. FirstEnergy believes it is well positioned to manage the economic slowdown resulting from the COVID-19 pandemic. However, the situation remains fluid and future impacts to FirstEnergy, that are presently unknown or unanticipated, may occur.

FE and the Utilities and FET and certain of its subsidiaries participate in two separate five-year syndicated revolving credit facilities providing for aggregate commitments of $3.5 billion, which are available until December 6, 2022. Under the FE credit facility, an aggregate amount of $2.5 billion is available to be borrowed, repaid and reborrowed, subject to separate borrowing sublimits for each borrower including FE and its regulated distribution subsidiaries. Under the FET credit facility, an aggregate amount of $1.0 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sublimits for each borrower including FE's transmission subsidiaries. On November 17, 2020, FE and the Utilities and FET and certain of its subsidiaries entered into amendments to the FE credit facility and the FET credit facility, respectively. The amendments provide for modifications and/or waivers of: (i) certain representations and warranties, and (ii) certain affirmative and negative covenants, contained therein, which allowed FirstEnergy to regain compliance with such provisions. In addition, among other things, the amendment to the FE credit facility reduces the sublimit applicable to FE to $1.5 billion, and the amendments increased certain tiers of pricing applicable to borrowings under the credit facilities.

On November 23, 2020, FE and its regulated distribution subsidiaries, JCP&L, ME, Penn, TE and WP, borrowed $950 million in the aggregate under the FE Revolving Facility, bringing the outstanding principal balance under the FE Revolving Facility to $1.2 billion, with $1.3 billion of remaining availability under the FE Revolving Facility. On November 23, 2020, FET and its regulated transmission subsidiary, ATSI, borrowed $1 billion in the aggregate under the FET Revolving Facility, bringing the outstanding principal balance under the FET Revolving Facility to $1 billion, with no remaining availability under the FET Revolving Facility. FE, FET and certain of their respective subsidiaries increased their borrowings under the Revolving Facilities as a proactive measure to increase their respective cash positions and preserve financial flexibility.

In 2020, FirstEnergy continues to execute its regulated growth plans, through the following achievements and plans:

•Implemented forward-looking rates, subject to refund, at JCP&L effective January 1, 2020,
•In October 2020, the NJBPU approved JCP&L’s distribution base rate case settlement agreement, resulting in, among other things, a $94 million increase in annual base distribution revenues,
•Filed for rider recovery of smart meters in NJ, to be deployed beginning in 2023 with a total program cost estimated at $732 million,
•PAPUC-approved DSIC waiver for Penn, which increased the cap from 5% to 7.5% on March 12, 2020,
•Completed final step of FirstEnergy’s strategy to exit the competitive generation business with FES Debtors’ emergence from bankruptcy on February 27, 2020,
•Integrated resource plan filing in West Virginia made on December 30, 2020,
•Issued Climate Position and Strategy Statement, including a pledge to be carbon neutral by 2050, and
•FERC approval that converted the existing stated transmission rates of MP, PE and WP to a forward-looking formula transmission rate, effective January 1, 2021.

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

With approximately 24,500 miles of transmission lines in operation, the Regulated Transmission business is the centerpiece of FirstEnergy’s regulated investment strategy with, 100% of its capital investments recovered under forward-looking formula rates at the Transmission Companies effective January 1, 2021. Regulated Transmission has also experienced significant growth as part of its Energizing the Future transmission plan with plans to invest up to $7 billion in capital from 2018 to 2023.

FirstEnergy believes there are incremental investment opportunities for its existing transmission infrastructure of over $20 billion beyond those identified through 2023, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

While FirstEnergy continues to have customer-focused investment opportunities across its distribution and transmission businesses of up to $3 billion annually, it has discontinued providing a long-term compound annual growth rate until there is further clarity regarding Ohio regulatory matters and the ongoing government investigations.

In November 2018, the Board of Directors approved a dividend policy that includes a targeted payout ratio. Dividend payments are subject to declaration by the Board and future dividend decisions determined by the Board may be impacted by earnings, cash flows, credit metrics and other business conditions, including the risk and uncertainties of the government investigations.

In November 2020, FirstEnergy published its Climate Story which includes our climate position and strategy, as well as a new comprehensive and ambitious greenhouse gas emission goal. FirstEnergy pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in greenhouse gases within the company’s direct operational control by 2030, based on 2019 levels. In addition, FirstEnergy has also set a fleet electrification goal in which beginning in 2021, FirstEnergy plans for 100% of new purchases for our light duty and aerial truck fleet to be electric or hybrid vehicles, creating a path to 30% fleet electrification by 2030. Also, in 2021, FirstEnergy will seek approval to construct a solar generation source of at least 50 MWs in West Virginia. Future resource plans to achieve carbon reductions, including any determination of retirement dates of our regulated coal-fired generating facilities, will be developed by working collaboratively with regulators in West Virginia. Determination of the useful life of our regulated coal-fired generating facilities could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FE and/or MP’s financial condition, results of operations, and cash flow.

In January 2021, our updated Strategic Plan – Powered by our Core Values & Behaviors was published. This comprehensive update provides a vision of our company’s path forward in an evolving electric industry. It also articulates significant new goals that will help us achieve our long-term strategic commitments in a transparent, sustainable and responsible manner.

The $2.5 billion equity issuance in 2018 strengthened FirstEnergy’s balance sheet and supported the company’s transition to a fully regulated utility company. The shares of preferred stock participated in the dividend paid on common stock on an as-converted basis and were non-voting except in certain limited circumstances. Because of this equity issuance, FirstEnergy does not currently anticipate the need to issue additional equity through 2021 and expects to issue, subject to, among other things, market conditions, pricing terms and business operations, up to $600 million of equity annually in 2022 and 2023, including approximately $100 million in equity for its regular stock investment and employee benefit plans. FirstEnergy's expectations regarding the amount and timing of any potential equity issuances are subject to, among other matters, the ongoing government investigations and related lawsuits.

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

The Form 10-K discusses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. Discussions of 2018 items and year-over-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 10, 2020.

RESULTS OF OPERATIONS

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 17, "Segment Information," of the Notes to Consolidated Financial Statements.

Net income by business segment was as follows:

(In millions, except per share amounts)	For the Years Ended December 31,			Increase (Decrease)
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net Income By Business Segment:
Regulated Distribution	$959	$1,076	$1,242	$(117)	$(166)
Regulated Transmission	464	447	397	17	50
Corporate/Other	(420)	(619)	(617)	199	(2)
Income from Continuing Operations	$1,003	$904	$1,022	$99	$(118)

Discontinued Operations	76	8	326	68	(318)
Net Income	$1,079	$912	$1,348	$167	$(436)

Earnings per share of common stock
Basic - Continuing Operations	$1.85	$1.69	$1.33	$0.16	$0.36
Basic - Discontinued Operations	0.14	0.01	0.66	0.13	(0.65)
Basic - Net Income Attributable to	$1.99	$1.70	$1.99	$0.29	$(0.29)
Common Stockholders

Earnings per share of common stock
Diluted - Continuing Operations	$1.85	$1.67	$1.33	$0.18	$0.34
Diluted - Discontinued Operations	0.14	0.01	0.66	0.13	(0.65)
Diluted - Net Income Attributable to	$1.99	$1.68	$1.99	$0.31	$(0.31)
Common Stockholders

Summary of Results of Operations — 2020 Compared with 2019

Financial results for FirstEnergy’s business segments for the years ended December 31, 2020 and 2019, were as follows:

2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$9,130	$1,613	$(139)	$10,604
Other	233	17	(64)	186
Total Revenues	9,363	1,630	(203)	10,790

Operating Expenses:
Fuel	369	—	—	369
Purchased power	2,687	—	14	2,701
Other operating expenses	3,178	282	(169)	3,291
Provision for depreciation	896	313	65	1,274
Amortization (deferral) of regulatory assets, net	(64)	11	—	(53)
General taxes	770	232	44	1,046
Total Operating Expenses	7,836	838	(46)	8,628

Operating Income (Loss)	1,527	792	(157)	2,162

Other Income (Expense):
Miscellaneous income, net	332	30	70	432
Pension and OPEB mark-to-market adjustment	(323)	(40)	(114)	(477)
Interest expense	(501)	(219)	(345)	(1,065)
Capitalized financing costs	37	39	1	77
Total Other Expense	(455)	(190)	(388)	(1,033)

Income (Loss) Before Income Taxes (Benefits)	1,072	602	(545)	1,129
Income taxes (benefits)	113	138	(125)	126
Income (Loss) From Continuing Operations	959	464	(420)	1,003
Discontinued Operations, net of tax	—	—	76	76
Net Income (Loss)	$959	$464	$(344)	$1,079

2019 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$9,452	$1,510	$(128)	$10,834
Other	246	16	(61)	201
Total Revenues	9,698	1,526	(189)	11,035

Operating Expenses:
Fuel	497	—	—	497
Purchased power	2,910	—	17	2,927
Other operating expenses	2,836	272	(156)	2,952
Provision for depreciation	863	284	73	1,220
Amortization (deferral) of regulatory assets, net	(89)	10	—	(79)
General taxes	760	209	39	1,008
Total Operating Expenses	7,777	775	(27)	8,525

Operating Income (Loss)	1,921	751	(162)	2,510

Other Income (Expense):
Miscellaneous income, net	174	15	54	243
Pension and OPEB mark-to-market adjustment	(290)	(47)	(337)	(674)
Interest expense	(495)	(192)	(346)	(1,033)
Capitalized financing costs	37	33	1	71
Total Other Expense	(574)	(191)	(628)	(1,393)

Income (Loss) Before Income Taxes (Benefits)	1,347	560	(790)	1,117
Income taxes (benefits)	271	113	(171)	213
Income (Loss) From Continuing Operations	1,076	447	(619)	904
Discontinued Operations, net of tax	—	—	8	8
Net Income (Loss)	$1,076	$447	$(611)	$912

Changes Between 2020 and 2019 Financial Results Increase (Decrease)	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$(322)	$103	$(11)	$(230)
Other	(13)	1	(3)	(15)
Total Revenues	(335)	104	(14)	(245)

Operating Expenses:
Fuel	(128)	—	—	(128)
Purchased power	(223)	—	(3)	(226)
Other operating expenses	342	10	(13)	339
Provision for depreciation	33	29	(8)	54
Amortization (deferral) of regulatory assets, net	25	1	—	26
General taxes	10	23	5	38
Total Operating Expenses	59	63	(19)	103

Operating Income (Loss)	(394)	41	5	(348)

Other Income (Expense):
Miscellaneous income, net	158	15	16	189
Pension and OPEB mark-to-market adjustment	(33)	7	223	197
Interest expense	(6)	(27)	1	(32)
Capitalized financing costs	—	6	—	6
Total Other Expense	119	1	240	360

Income (Loss) Before Income Taxes (Benefits)	(275)	42	245	12
Income taxes (benefits)	(158)	25	46	(87)
Income (Loss) From Continuing Operations	(117)	17	199	99
Discontinued Operations, net of tax	—	—	68	68
Net Income (Loss)	$(117)	$17	$267	$167

Regulated Distribution — 2020 Compared with 2019

Regulated Distribution's net income decreased $117 million in 2020, as compared to 2019, primarily resulting from the charge associated with the impairment of an Ohio regulatory asset in 2020, as further discussed below, higher pension and OPEB mark-to-market adjustments, lower weather-related customer usage, the absence of the DMR revenues that ended in July 2019, and higher operating and maintenance expenses including the impact of non-deferred COVID-19 costs, partially offset by lower pension and OPEB non-service costs, higher revenues from incremental riders in Ohio and Pennsylvania and increased weather-adjusted residential sales due to the impact of COVID-19.

Revenues —

The $335 million decrease in total revenues resulted from the following sources:

	For the Years Ended December 31,
Revenues by Type of Service	2020	2019	Decrease
	(In millions)
Distribution services (1)	$5,302	$5,314	$(12)

Generation sales:
Retail	3,577	3,727	(150)
Wholesale	251	411	(160)
Total generation sales	3,828	4,138	(310)

Other	233	246	(13)
Total Revenues	$9,363	$9,698	$(335)
(1) Includes $43 million and $181 million of ARP revenues for the years ended December 31, 2020 and 2019, respectively.

Distribution services revenues decreased $12 million in 2020, as compared to 2019, primarily resulting from the charge associated with the impairment of an Ohio regulatory asset in 2020, as further discussed below, the absence of the New Jersey storm recovery rider and DMR revenues that ended in July 2019, lower weather-related customer usage, the expiration of a NUG contract and lower commercial and industrial sales due to the impact of COVID-19, partially offset by higher rates associated with incremental riders in Ohio and Pennsylvania, including the recovery of distribution capital investment programs and transmission expenses, increased weather-adjusted residential sales due to the impact of COVID-19 and the implementation of the New Jersey Zero Emission Program in June 2019. Distribution services by customer class are summarized in the following table:

	For the Years Ended December 31,
Electric Distribution MWH Deliveries	2020	2019	Increase (Decrease)
	(In thousands)
Residential	54,978	54,159	1.5%
Commercial(1)	34,811	37,888	(8.1)%
Industrial	52,034	55,649	(6.5)%
Total Electric Distribution MWH Deliveries	141,823	147,696	(4.0)%
(1) Includes street lighting.

Distribution services to residential customers primarily reflects an increase in weather-adjusted load due to the impact of COVID-19, partially offset by lower weather-related usage. Deliveries to commercial customers reflects lower weather-related usage and the impact of COVID-19. Heating degree days were 6% below 2019 and 10% below normal. Cooling degree days were 1% below 2019, and 14% above normal. Deliveries to industrial customers were also negatively impacted due to the impact of COVID-19, contributing to lower steel, mining, and educational services customer usage, partially offset by higher shale customer usage.

The following table summarizes the price and volume factors contributing to the $310 million decrease in generation revenues in 2020, as compared to 2019:

Source of Change in Generation Revenues	(Decrease)
(In millions)
Retail:
Change in sales volumes	$(54)
Change in prices	(96)
(150)
Wholesale:
Change in sales volumes	(94)
Change in prices	(3)
Capacity revenue	(63)
(160)
Change in Generation Revenues	$(310)

Retail generation revenues decreased $150 million, primarily due to lower weather-related usage, partially offset by an increase in weather-adjusted residential load due to the impact of COVID-19 and decreased customer shopping in Pennsylvania and New Jersey. Total generation provided by alternative suppliers as a percentage of total MHW deliveries decreased to 64% from 66% in Pennsylvania and to 47% from 48% in New Jersey. The decrease in retail generation prices primarily resulted from lower non-shopping generation auction rates in New Jersey and Pennsylvania.

Wholesale generation revenues decreased $160 million, primarily due to decreased volumes associated with lower economic dispatch of MP’s generating units, resulting from low spot market energy prices and an increase in the number of planned outages as compared to 2019, the expiration of a NUG contract and lower capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses increased $59 million primarily due to the following:

•Fuel expense decreased $128 million in 2020, as compared to 2019, primarily due to lower unit costs and lower fuel consumption as a result of economic dispatch and an increase in the number of planned outages as compared to 2019.

•Purchased power costs decreased $223 million in 2020, as compared to 2019, primarily due to lower prices and capacity expenses, the absence of the termination of Morgantown Energy Associates PPA and decreased purchases resulting from the expiration of a NUG contract, partially offset by the implementation of the New Jersey Zero Emission Program in June 2019 and an increase in the number of planned outages as compared to 2019.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases
Change due to unit costs	$(185)
Change due to volumes	21
(164)

Capacity expense	(59)
Change in Purchased Power Costs	$(223)

•Other operating expenses increased $342 million primarily due to:

•Higher incremental uncollectible and other COVID-19 related expenses of $157 million, of which $99 million was deferred for future recovery.
•Higher storm restoration costs of $75 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.

•Higher network transmission expenses of $49 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher pension and OPEB service costs of $33 million.
•Higher employee benefit costs of approximately $30 million.
•Higher other operating and maintenance expense of $40 million, primarily associated with increased material and contractor spend and an additional planned generation outage in 2020,
•Lower energy efficiency program costs of $42 million, which are deferred for future recovery, resulting in no material impact on earnings.

•Depreciation expense increased $33 million, primarily due to a higher asset base.

•Net amortization (deferral) of regulatory assets increased $25 million, primarily due to lower generation and transmission deferrals including the absence of the termination of the Morgantown Energy Associates PPA, the recovery of distribution investment programs and lower energy efficiency related costs, partially offset by the deferral of higher storm restoration costs, and uncollectible and other COVID-19 related costs.

•General taxes increased $10 million primarily due to higher Ohio property taxes and payroll taxes.

Other Expense —

Total other expense decreased $119 million, primarily due to lower pension and OPEB non-service costs, partially offset by a $33 million increase in pension and OPEB mark-to-market adjustments, higher interest expense from debt issuances primarily at WP and MP, and increased borrowings under the Revolving Facilities. The 2020 mark-to-market adjustment resulted from a decrease in the discount rate used to measure benefit obligations, partially offset by higher than expected asset returns.

Income Taxes

Regulated Distribution’s effective tax rate was 10.5% and 20.1% for 2020 and 2019, respectively. The change in the effective tax rate was primarily due to the recognition of $52 million in deferred gains relating to prior intercompany transfers of generation assets that were triggered by the deconsolidation of the FES Debtors from FirstEnergy’s consolidated federal income tax group as a result of their emergence from bankruptcy in the first quarter of 2020. Additionally, FirstEnergy recorded a $40 million benefit related to reversals of certain tax regulatory liabilities resulting from the transfer of TMI-2.

Regulated Transmission — 2020 Compared with 2019

Regulated Transmission's operating results increased $17 million in 2020, as compared to 2019, primarily resulting from the impact of a higher rate base at ATSI, MAIT, and JCPL, and higher capitalized financing costs, partially offset by higher interest expense at FET and a true-up of the forward-looking formula rate at ATSI and MAIT.

Revenues —

Total revenues increased $104 million in 2020, as compared to 2019, primarily due to the recovery of incremental operating expenses and a higher rate base at ATSI, MAIT and JCP&L, partially offset by the impact of a true-up of the forward-looking rate.

Revenues by transmission asset owner are shown in the following table:

	For the Years Ended December 31,
Revenues by Transmission Asset Owner	2020	2019	Increase
	(In millions)
ATSI	$809	$758	$51
TrAIL	255	251	4
MAIT	254	227	27
JCP&L	178	160	18
Other	134	130	4
Total Revenues	$1,630	$1,526	$104

Operating Expenses —

Total operating expenses increased $63 million in 2020, as compared to 2019, primarily due to higher property taxes and depreciation due to a higher asset base. The majority of operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Income Taxes —

Regulated Transmission’s effective tax rate was 22.9% and 20.2% for 2020 and 2019, respectively due to changes in the amortization of excess deferred income taxes and the absence of certain tax benefits recognized in 2019.
Corporate/Other — 2020 Compared with 2019

Financial results from Corporate/Other and reconciling adjustments resulted in a $199 million increase in income from continuing operations for 2020 compared to 2019, primarily due to a $223 million decrease in the pension and OPEB mark-to-market adjustment, $10 million tax benefits from accelerated amortization of certain investment tax credits and lower other Pension and OPEB non-service costs. These were partially offset by higher other operating expenses from investigation-related costs and lower returns on certain equity method investments.

For the years ended December 31, 2020 and 2019, FirstEnergy recorded income from discontinued operations, net of tax, of $76 million and $8 million, respectively. The change in discontinued operations, net of tax was primarily due to lower settlement-related expenses with the FES Debtors, including adjustments to the estimated worthless stock deduction and Intercompany Tax Allocation Agreement, as well as the acceleration of net pension and OPEB prior service credits in 2020 and the absence of tax expense in 2019 associated with non-deductible interest.
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

Management assesses the probability of recovery of regulatory assets at each balance sheet date and whenever new events occur. Factors that may affect probability relate to changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. Management applies judgment in evaluating the evidence available to assess the probability of recovery of regulatory assets from customers, including, but not limited to evaluating evidence related to precedent for similar items at FirstEnergy and information on comparable companies within similar jurisdictions, as well as assessing progress of communications between FirstEnergy and regulators. Certain of these regulatory assets, totaling approximately $117 million and $111 million as of December 31, 2020 and December 31, 2019, respectively, are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific order, of which, $79 million and $73 million as of December 31, 2020 and December 31, 2019, respectively, are being sought for recovery in a formula rate amendment filing at ATSI that is pending before FERC. See Note 14, "Regulatory Matters" for additional information.

The following table provides information about the composition of net regulatory assets and liabilities as of December 31, 2020 and December 31, 2019, and the changes during the year ended December 31, 2020:

Net Regulatory Assets (Liabilities) by Source	December 31, 2020	December 31, 2019	Change
	(In millions)
Customer payables for future income taxes	$(2,369)	$(2,605)	$236
Nuclear decommissioning and spent fuel disposal costs	(102)	(197)	95
Asset removal costs	(721)	(756)	35
Deferred transmission costs	316	298	18
Deferred generation costs	104	214	(110)
Deferred distribution costs	136	155	(19)
Contract valuations	41	51	(10)
Storm-related costs	748	551	197
Uncollectible and COVID-19 related costs	97	3	94
Other	6	25	(19)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(1,744)	$(2,261)	$517

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

Nuclear decommissioning and spent fuel disposal costs - Reflects a regulatory liability representing amounts collected from customers and placed in external trusts including income, losses and changes in fair value thereon (as well as accretion of the related ARO) primarily for the future decommissioning of TMI-2 and spent nuclear fuel disposal costs. As further discussed below, TMI-2, along with the NDT and related decommissioning liabilities, was transferred to TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, on December 18, 2020, and therefore the related regulatory liabilities were written off. The remaining balance as of December 31, 2020, reflects liabilities for spent nuclear fuel disposal costs from former nuclear generating facilities, Oyster Creek and TMI-2.

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

Deferred distribution costs - Primarily relates to the Ohio Companies' deferral of certain expenses resulting from distribution and reliability related expenditures, including interest (amortized through 2036), which are recorded as a regulatory asset or liability and recovered or refunded, respectively, in subsequent periods.

Contract valuations - Includes the amortization of purchase accounting adjustments at PE which were recorded in connection with the Allegheny Energy, Inc. merger representing the fair value of NUG purchased power contracts (amortized over the life of the contracts through 2030).

Storm-related costs - Relates to the recovery of storm costs, which vary by jurisdiction. Approximately $167 million and $193 million are currently being recovered through rates as of December 31, 2020 and 2019, respectively.

Uncollectible and COVID-19 related costs - Includes the deferral of prudently incurred incremental costs arising from COVID-19, including uncollectible expenses under new and existing riders prior to the pandemic.

The following table provides information about the composition of net regulatory assets that do not earn a current return as of December 31, 2020 and 2019, of which approximately $195 million and $228 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a Current Return	December 31, 2020	December 31, 2019	Change
		(in millions)
Deferred transmission costs	$29	$27	$2
Deferred generation costs	5	15	(10)
Storm-related costs	654	471	183
COVID-19 related costs	66	—	66
Other	35	32	3
Regulatory Assets Not Earning a Current Return	$789	$545	$244

CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments, and contributions to its pension plan.

The $2.5 billion equity issuance in 2018 strengthened FirstEnergy’s balance sheet and supported the company’s transition to a fully regulated utility company. The shares of preferred stock participated in the dividend paid on common stock on an as-converted basis and were non-voting except in certain limited circumstances. Because of this equity issuance, FirstEnergy does not currently anticipate the need to issue additional equity through 2021 and expects to issue, subject to, among other things, market conditions, pricing terms and business operations, up to $600 million of equity annually in 2022 and 2023, including approximately $100 million in equity for its regular stock investment and employee benefit plans. FirstEnergy's expectations regarding the amount and timing of any potential equity issuances are subject to, among other matters, the ongoing government investigations and related lawsuits.
In addition to this equity investment, FE and its distribution and transmission subsidiaries expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for 2021 and beyond, FE and its distribution and transmission subsidiaries expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt by FE and certain of its distribution and transmission subsidiaries to, among other things, fund capital expenditures and refinance short-term and maturing long-term debt, subject to market conditions and other factors.

On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. FirstEnergy expects no required contributions until 2022.

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

Capital expenditures for 2019 and 2020 and forecasted expenditures for 2021, 2022, and 2023 by reportable segment are included below:

Reportable Segment	2019 Actual	2020 Actual	2021 Forecast	2022 Forecast	2023 Forecast
	(In millions)
Regulated Distribution	$1,698	$1,756	$1,725	$1,745	$1,680
Regulated Transmission	1,189	1,150	1,200	1,200 - 1,450	1,200 - 1,450
Corporate/Other	105	80	90	80	75
Total	$2,992	$2,986	Up to $3,015	Up to $3,025 - $3,275	Up to $2,955 - $3,205

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

The outbreak of COVID-19 is a global pandemic. FirstEnergy is continuously evaluating the global pandemic and taking steps to mitigate known risks. FirstEnergy is actively monitoring the continued impact COVID-19 is having on its customers’ receivable balances, which include increasing arrears balances since the pandemic has begun. FirstEnergy has incurred, and it is expected to incur for the foreseeable future, incremental uncollectible and other COVID-19 pandemic related expenses. COVID-19 related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The full impact on FirstEnergy’s business from the COVID-19 pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees, contractors and customers is its first priority. FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the continued impact the COVID-19 pandemic is having on its business, however, FirstEnergy does not currently expect disruptions in its ability to deliver service to customers or any material impact on its capital spending plan.

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

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Also, on July 21, 2020, and in connection with the investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020. In addition to the subpoenas referenced above, the OAG, certain FE shareholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers.

The Board has formed a new sub-committee of our Audit committee to, together with the Board, assess FirstEnergy’s compliance program and implement potential changes, as appropriate. In addition, in his role of Executive Director, Mr. Pappas assisted the FirstEnergy leadership team with execution of strategic initiatives, engage with FirstEnergy’s external stakeholders, and support the development of enhanced controls and governance policies and procedures. Additionally, on February 17, 2021, the Board appointed Mr. John Somerhalder to the positions of Vice Chairperson of the Board and Executive Director, each effective as of March 1, 2021, increasing the size of the Board from 10 to 11 members. Mr. Somerhalder has been elected to serve for a term expiring at the Company's 2021 Annual Meeting of Shareholders and until his successor shall have been elected. Mr. Donald T. Misheff will continue to serve as Non-Executive Chairman of the Board. Mr. Pappas, who was named to the temporary role of Executive Director in October 2020, will continue to serve on the Board of the Company as an independent director. Mr. Somerhalder will help lead efforts to enhance the company's reputation.

Despite the many disruptions FirstEnergy is currently facing, the leadership team remains committed and focused on executing its strategy and running the business. See “Outlook - Other Legal Proceedings” below for additional details on the government investigation and subsequent litigation surrounding the investigation of HB 6. See also “Outlook - State Regulation - Ohio” below for details on the PUCO proceeding reviewing political and charitable spending and legislative activity in response to the investigation of HB 6. The outcome of the government investigations, PUCO proceedings, legislative activity, and any of these lawsuits is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows. FirstEnergy is considering reductions to its Regulated Distribution and Regulated Transmission capital investment plans and reductions to operating expenses, as well as changes to its planned equity issuances, to allow for flexibility should a fine or other regulatory actions be imposed as a result of the government investigations.

FirstEnergy is also working to improve how it conducts business and serve its customers. To address opportunities for improvement, FirstEnergy kicked off a new initiative to make process and cultural improvements across our entire organization that will keep FirstEnergy moving forward in a positive direction. Called "FE Forward," the initiative will play a critical first step in our transformation journey as it looks to align business practices with our values and behaviors. FirstEnergy will do this by reviewing policies and practices as well as the structure and processes around how decisions are made. FirstEnergy expects that this project will not only help FirstEnergy overcome current uncertainties and challenges, but it will further our goal of creating a truly sustainable company and provide opportunities to reinvest in our employees and customers. The initial phase of FE Forward, which is expected to go through the first quarter of 2021, will involve a comprehensive assessment that will pinpoint the areas of opportunity across all business units and outline the project's scope.

As further discussed below, in connection with a partial settlement with the OAG and other parties, the Ohio Companies filed an application with the PUCO on February 1, 2021, to set the respective decoupling riders (Rider CSR) to zero. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies will of their own accord not seek to recover lost distribution revenue from residential and commercial customers. FirstEnergy is committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings currently underway as further discussed herein. As a result of the partial settlement, and the decision to not seek lost distribution revenue, FirstEnergy recognized a $108 million pre-tax charge ($84 million after-tax) in the fourth quarter of 2020, and $77 million (pre-tax) of which is associated with forgoing collection of lost distribution revenue. FirstEnergy does not believe a refund for previously collected amounts under decoupling, which was approximately $18 million, is probable. Furthermore, as FirstEnergy would not have financially benefited from the Clean Air Fund included in HB 6, which is the mechanism to provide support to nuclear energy in Ohio, there is no expected additional impact to FirstEnergy due to any repeal of that provision of HB 6.

As of December 31, 2020, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, short-term borrowings, and accrued interest, taxes, compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

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

FirstEnergy’s revolving credit facilities bear interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, and there is considerable uncertainty regarding the publication of LIBOR beyond 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for FirstEnergy are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on our results of operations, cash flows, financial condition and liquidity.

On November 17, 2020, FE and the Utilities and FET and certain of its subsidiaries entered into amendments to the FE credit facility and the FET credit facility, respectively. The amendments provide for modifications and/or waivers of: (i) certain representations and warranties, and (ii) certain affirmative and negative covenants, contained therein, which allowed FirstEnergy to regain compliance with such provisions. In addition, among other things, the amendment to the FE credit facility reduces the sublimit applicable to FE to $1.5 billion, and the amendments increased certain tiers of pricing applicable to borrowings under the credit facilities.

On November 23, 2020, FE and its regulated distribution subsidiaries, JCP&L, ME, Penn, TE and WP, borrowed $950 million in the aggregate under the FE Revolving Facility, bringing the outstanding principal balance under the FE Revolving Facility to $1.2 billion, with $1.3 billion of remaining availability under the FE Revolving Facility. On November 23, 2020, FET and its regulated transmission subsidiary, ATSI, borrowed $1 billion in the aggregate under the FET Revolving Facility, bringing the outstanding principal balance under the FET Revolving Facility to $1 billion, with no remaining availability under the FET Revolving Facility. FE, FET and certain of their respective subsidiaries increased their borrowings under the Revolving Facilities as a proactive measure to increase their respective cash positions and preserve financial flexibility.

FirstEnergy had $2.2 billion and $1.0 billion of short-term borrowings as of December 31, 2020 and 2019, respectively. FirstEnergy’s available liquidity from external sources as of February 15, 2021, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2022	$2,500	$1,296
FET(2)	Revolving	December 2022	1,000	—
		Subtotal	$3,500	$1,296
	Cash and cash equivalents		—	1,792
		Total	$3,500	$3,088
(1)FE and the Utilities. Available liquidity includes impact of $4 million of LOCs issued under various terms.
(2)Includes FET and the Transmission Companies.

The following table summarizes the borrowing sublimits for each borrower under the facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of January 31, 2021:

Borrower	FirstEnergy Revolving Credit Facility Sublimit	FET Revolving Credit Facility Sublimit	Regulatory and Other Short-Term Debt Limitations
	(In millions)
FE	$1,500	$—	$—	(1)
FET	—	1,000	—	(1)
OE	500	—	500	(2)
CEI	500	—	500	(2)
TE	300	—	300	(2)
JCP&L	500	—	500	(2)
ME	500	—	500	(2)
PN	300	—	300	(2)
WP	200	—	200	(2)
MP	500	—	500	(2)
PE	150	—	150	(2)
ATSI	—	500	500	(2)
Penn	100	—	100	(2)
TrAIL	—	400	400	(2)
MAIT	—	400	400	(2)
(1)No limitations.
(2)Includes amounts which may be borrowed under the regulated companies' money pool.

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

As of December 31, 2020, the borrowers were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the respective Facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in 2020 was 0.89% per annum for the regulated companies’ money pool and 1.19% per annum for the unregulated companies’ money pool.
Long-Term Debt Capacity
FE's and its subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of February 15, 2021:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Watch (1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BB	Ba1	BB+				BB	Ba1	BB+	CW-N	N	N
AGC	BB	Baa2	BBB-							CW-N	S	N
ATSI	BB	A3	BBB-				BB+	A3	BBB	CW-N	S	N
CEI	BB	Baa2	BBB-	BBB	A3	BBB+	BB+	Baa2	BBB	CW-N	N	N
FET	BB	Baa2	BB+				BB	Baa2	BB+	CW-N	N	N
JCP&L	BB	A3	BBB-				BB+	A3	BBB	CW-N	S	N
ME	BB	A3	BBB-				BB+	A3	BBB	CW-N	S	N
MAIT	BB	A3	BBB-				BB+	A3	BBB	CW-N	S	N
MP	BB	Baa2	BBB-	BBB	A3	BBB+	BB+	Baa2		CW-N	S	N
OE	BB	A3	BBB-	BBB	A1	BBB+	BB+	A3	BBB	CW-N	N	N
PN	BB	Baa1	BBB-				BB+	Baa1	BBB	CW-N	S	N
Penn	BB	A3	BBB-	BBB	A1	BBB+				CW-N	S	N
PE	BB	Baa2	BBB-	BBB	A3	BBB+				CW-N	S	N
TE	BB	Baa1	BBB-	BBB	A2	BBB+				CW-N	N	N
TrAIL	BB	A3	BBB-				BB+	A3	BBB	CW-N	S	N
WP	BB	A3	BBB-	BBB	A1	BBB+				CW-N	S	N
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

On October 30, 2020, Fitch downgraded FE and FET’s issuer default ratings and senior unsecured ratings one notch to BBB- from BBB. Fitch also downgraded FE’s subsidiaries issuer default ratings one notch to BBB from BBB+, except for PE, MP, and AGC, whose ratings were affirmed at BBB. Senior unsecured issue ratings for the subsidiaries were downgraded one notch, where applicable, to BBB+ from A-. Senior secured issue ratings for the subsidiaries were downgraded one notch, where applicable, to A- from A. The rating outlook is negative for FE and its subsidiaries.

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

On November 20, 2020, Fitch downgraded the issuer default rating (IDR) and senior unsecured ratings of FE and FET one notch, to BB+ from BBB-. The IDRs of the remaining subsidiaries were also lowered one notch to BBB- from BBB, the senior unsecured ratings were lowered (where applicable) one notch to BBB from BBB+, and the senior secured ratings were lowered (where applicable) one notch to BBB+ from A-. The outlook for FE and its subsidiaries remains negative.

On November 24, 2020, Moody’s downgraded the ratings of FE Corp, including its senior unsecured rating to Ba1 from Baa3. Moody’s also assigned a Ba1 Corporate Family Rating to FE and withdrew FE’s Baa3 Issuer Rating. The outlook for FE remains negative. Additionally, the outlooks for OE, TE, CE, and FET were changed to negative from stable.

On November 24, 2020, S&P downgraded FE and its subsidiaries issuer credit ratings to BB from BB+ and affirmed the BB issuer credit rating of AGC. The senior unsecured ratings on FE and FET were lowered to BB from BB+. The subsidiary senior unsecured ratings were lowered, where applicable, to BB+ from BBB-, and the senior secured ratings, where applicable, were lowered to BBB from BBB+. The ratings remain on CreditWatch Negative.

On December 17, 2020, Moody’s assigned senior secured ratings of A3 to PE and A1 to WP.

On December 21, 2020, S&P assigned senior secured ratings of BBB to PE, Penn and WP.

As of December 31, 2020, $20 million of collateral has been posted by FE or its subsidiaries, of which, $19 million was posted as a result of the credit rating downgrades in the fourth quarter of 2020.

The applicable undrawn and drawn margin on the FE and FET credit facilities are subject to ratings-based pricing grids. The applicable fee paid on the undrawn commitments under the FE and FET credit facilities are based on FE and FET’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s. The fee paid on actual borrowings are determined based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s.

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

Debt capacity is subject to the consolidated debt-to-total-capitalization limits in the credit facilities previously discussed. As of December 31, 2020, FE and its subsidiaries could issue additional debt of approximately $4.8 billion, or incur a $2.6 billion reduction to equity, and remain within the limitations of the financial covenants required by the FE credit facility.

Changes in Cash Position

As of December 31, 2020, FirstEnergy had $1,734 million of cash and cash equivalents and approximately $67 million of restricted cash compared to $627 million of cash and cash equivalents and approximately $52 million of restricted cash as of December 31, 2019, on the Consolidated Balance Sheets.

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

Net cash provided from operating activities was $1,423 million during 2020, $2,467 million during 2019 and $1,410 million during 2018.

2020 compared with 2019

Cash flows from operations decreased $1,044 million in 2020 as compared with 2019. The year-over-year change in cash from operations is primarily due to the $978 million cash settlement and tax sharing payments made to the FES Debtors upon their emergence in February 2020, an increase to accounts receivable customer balances due to the impact of COVID-19, and higher storm restoration costs, partially offset by the absence of a $500 million cash contribution to the qualified pension plan in 2019.

FirstEnergy's Consolidated Statements of Cash Flows combine cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of operating cash flow items from discontinued operations for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
(In millions)	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from discontinued operations	$76	$8	$326
Gain on disposal, net of tax	(76)	(59)	(435)
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	—	—	110
Deferred income taxes and investment tax credits, net	—	47	61
Unrealized (gain) loss on derivative transactions	—	—	(10)

Cash Flows From Financing Activities

Cash provided from financing activities was $2,607 million, $656 million, and $1,394 million in 2020, 2019, and 2018, respectively. The following table summarizes new equity and debt financing, redemptions, repayments, make-whole premiums paid on debt redemptions short-term borrowings and dividends:

	For the Years Ended December 31,
Securities Issued or Redeemed / Repaid	2020	2019	2018
	(In millions)
New Issues
Preferred stock issuance	$—	$—	$1,616
Common stock issuance	—	—	850
Unsecured notes	3,250	1,850	850
PCRBs	—	—	74
FMBs	175	450	50
Term loan	—	—	500
	$3,425	$2,300	$3,940

Redemptions / Repayments
Unsecured notes	$(250)	$(725)	$(555)
PCRBs	—	—	(216)
FMBs	(50)	(1)	(325)
Term loan	(750)	—	(1,450)
Senior secured notes	(64)	(63)	(62)
	$(1,114)	$(789)	$(2,608)

Tender premiums paid on debt redemptions	$—	$—	$(89)

Short-term borrowings, net	$1,200	$—	$950

Preferred stock dividend payments	$—	$(6)	$(61)

Common stock dividend payments	$(845)	$(814)	$(711)
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

    Cash Flows From Investing Activities

Cash used for investing activities in 2020 principally represented cash used for property additions. The following table summarizes investing activities for 2020, 2019 and 2018:

	For the Years Ended December 31,
Cash Used for (Provided from) Investing Activities	2020	2019	2018
	(In millions)
Property Additions:
Regulated Distribution	$1,514	$1,473	$1,411
Regulated Transmission	1,067	1,090	1,104
Corporate/Other	76	102	160
Proceeds from asset sales	(2)	(47)	(425)
Investments	22	38	54
Notes receivable from affiliated companies	—	—	500
Asset removal costs	224	217	218
Other	7	—	(4)
	$2,908	$2,873	$3,018

FirstEnergy's Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of investing cash flow items from discontinued operations for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
(In millions)	2020	2019	2018

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	$—	$—	$(27)
Sales of investment securities held in trusts	—	—	109
Purchases of investment securities held in trusts	—	—	(122)

CONTRACTUAL OBLIGATIONS

As of December 31, 2020, FirstEnergy's estimated undiscounted cash payments under existing contractual obligations that it considers firm obligations are as follows:

Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
	(In millions)
Long-term debt(1)	$22,377	$132	$2,337	$3,269	$16,639
Short-term borrowings	2,200	2,200	—	—	—
Interest on long-term debt(2)	12,808	999	1,874	1,647	8,288
Operating leases(3)	366	50	95	74	147
Finance leases(3)	61	18	23	8	12
Fuel and purchased power(4)	3,049	499	883	652	1,015
Capital expenditures(5)	2,028	548	778	702	—
Pension funding	870	—	399	471	—
Total	$43,759	$4,446	$6,389	$6,823	$26,101
(1)Excludes unamortized discounts and premiums, fair value accounting adjustments and finance leases.
(2)Interest on variable-rate debt based on rates as of December 31, 2020.
(3)See Note 8, "Leases," of the Notes to Consolidated Financial Statements.
(4)Amounts under contract with fixed or minimum quantities based on estimated annual requirements.
(5)Amounts represent committed capital expenditures as of December 31, 2020.

Excluded from the table above are estimates for the cash outlays from power purchase contracts entered into by most of the Utilities and under which they procure the power supply necessary to provide generation service to their customers who do not choose an alternative supplier. Although actual amounts will be determined by future customer behavior and consumption levels, management currently estimates these cash outlays will be approximately $2.7 billion in 2021.

The table above also excludes regulatory liabilities (see Note 14, "Regulatory Matters"), AROs (see Note 13, "Asset Retirement Obligations"), reserves for litigation, injuries and damages, environmental remediation, and annual insurance premiums since the amount and timing of the cash payments are uncertain. The table also excludes accumulated deferred income taxes and investment tax credits since cash payments for income taxes are determined based primarily on taxable income for each applicable fiscal year.

GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of December 31, 2020, was approximately $1.7 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE's Guarantees on Behalf of its Consolidated Subsidiaries
AE Supply asset sales(1)	$570
Deferred compensation arrangements	475
Fuel related contracts and other	7
1,052
FE's Guarantees on Other Assurances
Global Holding Facility	108
Deferred compensation arrangements	146
Surety Bonds	328
LOCs and other	16
598
Total Guarantees and Other Assurances	$1,650

(1)As a condition to closing AE Supply's sale of four natural gas generating plants and an approximately 59% portion of AGC's interest in the Bath Power Station, FE provided the purchaser two limited three-year guarantees totaling $555 million of certain obligations of AE Supply and AGC, which by their terms expire in May 2021. In addition, as a condition to closing AE Supply's transfer of Pleasants Power Station and as contemplated under the FES Bankruptcy settlement agreement, FE has provided two additional guarantees for certain retained liabilities of AE Supply, the first totaling up to $15 million for certain environmental liabilities associated with Pleasants Power Station, and the second being limited solely to environmental liabilities for the McElroy's Run CCR impoundment facility, for which an ARO of $46 million is reflected on FirstEnergy's Consolidated Balance Sheet, and which is not reflected on the table above.

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

As of December 31, 2020, $20 million of collateral has been posted by FE or its subsidiaries, of which, $19 million was posted as a result of the credit rating downgrades in the fourth quarter of 2020, as further discussed above.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of December 31, 2020:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$37	$—	$37
Surety Bonds (Collateralized Amount)(1)	55	258	313
Total Exposure from Contractual Obligations	$92	$258	$350
(1) Surety Bonds are not tied to a credit rating. Surety Bonds' impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with the respect to $39 million of surety obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

Other Commitments and Contingencies

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding's outstanding principal balance is $108 million as of December 31, 2020. Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, and FE continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

The valuation of derivative contracts is based on observable market information. As of December 31, 2020, FirstEnergy has a net liability of $3 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of December 31, 2020, the FirstEnergy pension plan assets were allocated approximately as follows: 23% in equity securities, 35% in fixed income securities, 7% in hedge funds, 4% in insurance-linked securities, 9% in real estate, 5% in private equity and 17% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. As a result of this contribution and pension investment performance returns to date, FirstEnergy expects no required contributions until 2022. As of December 31, 2020, FirstEnergy's OPEB plan assets were allocated approximately 55% in equity securities, 28% in fixed income securities and 17% in cash and short-term securities. Investment markets experienced elevated market volatility during 2020 as a result of the U.S. general election and the COVID-19 pandemic. In order to reduce the effect of market volatility on the plan's funded status and to preserve capital gains experienced during the first half of 2020, approximately $1.4 billion of return-seeking assets were sold (including approximately $800 million of equity securities) during the third quarter of 2020. These assets are expected be reinvested in return seeking investments (including equity securities) during 2021, which will more consistently align the pension and OPEB trust portfolios to the company’s target asset allocations. See Note 5, "Pension and Other Post-Employment Benefits," of the Notes to Consolidated Financial Statements for additional details on FirstEnergy's pension and OPEB plans.

During 2020, FirstEnergy's pension and OPEB plan assets gained approximately 14.8% and 13.2%, respectively, as compared to an annual expected return on plan assets of 7.50%. On February 27, 2020, FirstEnergy remeasured its plan assets, and from that date through December 31, 2020, FirstEnergy's pension and OPEB plan assets gained approximately 11.6% and 12.5%, respectively.

Interest Rate Risk

FirstEnergy’s exposure to fluctuations in market interest rates is reduced since a significant portion of debt has fixed interest rates, as noted in the table below. FirstEnergy is subject to the inherent interest rate risks related to refinancing maturing debt by issuing new debt securities.

Comparison of Carrying Value to Fair Value
Year of Maturity	2021	2022	2023	2024	2025	There-after	Total	Fair Value
	(In millions)
Assets:
Investments Other Than Cash and Cash Equivalents:
Fixed Income	$—	$—	$—	$—	$—	$276	$276	$401
Average interest rate	—%	—%	—%	—%	—%	4.0%	4.0%

Liabilities:
Long-term Debt:
Fixed rate	$132	$1,143	$1,194	$1,246	$2,023	$16,639	$22,377	$25,465
Average interest rate	3.7%	4.1%	4.1%	4.7%	3.8%	4.6%	4.5%

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
OUTLOOK
CARES ACT

On March 27, 2020, President Trump signed into law the CARES Act, an economic stimulus package in response to the COVID-19 pandemic containing several corporate income tax provisions, including making remaining AMT credits immediately refundable; providing a 5-year carryback of NOLs generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. FirstEnergy has applied for refund of its remaining approximately $18 million refundable AMT credits. FirstEnergy does not expect to generate additional income tax refunds from the carryback of NOLs and expects interest to be fully deductible in the 2020 consolidated federal income tax return and going forward. FirstEnergy does not currently expect the other provisions of the CARES Act to have a material effect on current income tax expense or the realizability of deferred income tax assets.

On July 28, 2020, the IRS issued final regulations implementing interest expense deduction limitation rules under section 163(j) of the Internal Revenue Code. The final regulations changed certain rules on the computation of interest expense and limitation amount, as well as rules relevant to status as a regulated utility business and the allocation of consolidated group interest expense between utility and non-utility businesses. After reviewing the final regulations, FirstEnergy recorded a true-up to prior years’ reserve estimates during the third quarter of 2020, which did not have a material impact to FirstEnergy’s income statement. On January 6, 2021, the IRS released an additional set of final regulations under Section 163(j) primarily addressing partnership, real estate, and certain controlled foreign corporation issues, which do not materially impact FirstEnergy.

STATE REGULATION

Each of the Utilities' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the states in which it operates - in Maryland by the MDPSC, in New Jersey by the NJBPU, in Ohio by the PUCO, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC. The transmission operations of PE in Virginia, ATSI in Ohio, and the Transmission Companies in Pennsylvania are subject to certain regulations of the VSCC, PUCO and PPUC, respectively. In addition, under Ohio law, municipalities may regulate rates of a public utility, subject to appeal to the PUCO if not acceptable to the utility. Further, if any of the FirstEnergy affiliates were to engage in the construction of significant new transmission facilities, depending on the state, they may be required to obtain state regulatory authorization to site, construct and operate the new transmission facility.

The following table summarizes the key terms of distribution rate orders in effect for the Utilities:

Company	Rates Effective	Allowed Debt/Equity	Allowed ROE
CEI	May 2009	51% / 49%	10.5%
ME(1)	January 2017	48.8% / 51.2%	Settled(2)
MP	February 2015	54% / 46%	Settled(2)
JCP&L(3)	January 2017	55% / 45%	9.6%
OE	January 2009	51% / 49%	10.5%
PE (West Virginia)	February 2015	54% / 46%	Settled(2)
PE (Maryland)	March 2019	47% / 53%	9.65%
PN(1)	January 2017	47.4% / 52.6%	Settled(2)
Penn(1)	January 2017	49.9% / 50.1%	Settled(2)
TE	January 2009	51% / 49%	10.5%
WP(1)	January 2017	49.7% / 50.3%	Settled(2)
(1) Reflects filed debt/equity as final settlement/orders do not specifically include capital structure.
(2) Commission-approved settlement agreements did not disclose ROE rates.
(3) On October 28, 2020, the NJBPU approved JCP&L's distribution rate case settlement with an allowed ROE of 9.6% and a 48.56% debt / 51.44% equity capital structure. Rates are effective for customers on November 1, 2021, but beginning January 1, 2021, JCP&L will offset the impact to customers' bills by amortizing an $86 million regulatory liability.

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

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2018-2020 and 2021-2023 EmPOWER Maryland program cycles, to the extent the MDPSC determines that cost-effective programs and services are available. PE's approved 2018-2020 EmPOWER Maryland plan continues and expands upon prior years' programs, and adds new programs, for a projected total cost of $116 million over the three-year period. PE recovers program costs through an annually reconciled surcharge, with most costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE. On September 1, 2020, PE filed its proposed plan for the 2021-2023 EmPOWER Maryland program cycle. The new plan largely continues PE’s existing programs and is estimated to cost approximately $148 million over the three-year period. The MDPSC approved the plan on December 18, 2020.

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

On August 24, 2018, PE filed a base rate case with the MDPSC, which it supplemented on October 22, 2018, to update the partially forecasted test year with a full twelve months of actual data. The rate case requested an annual increase in base distribution rates of $19.7 million, plus creation of an EDIS to fund four enhanced service reliability programs. In responding to discovery, PE revised its request for an annual increase in base rates to $17.6 million. The proposed rate increase reflected $7.3 million in annual savings for customers resulting from the recent federal tax law changes. On March 22, 2019, the MDPSC issued a final order that approved a rate increase of $6.2 million, approved three of the four EDIS programs for four years, directed PE to file a new depreciation study within 18 months, and ordered the filing of a new base rate case in four years to correspond to the ending of the approved EDIS programs. On September 22, 2020, PE filed its depreciation study reflecting a depreciation expense of $36.2 million, which represented a slight increase, and as a result, is seeking difference in depreciation be deferred for future recovery in PE’s next base rate case. The MDPSC has set the matter for hearing and delegated it to a public utility law judge. On November 6, 2020, an order was issued scheduling evidentiary hearings in April 2021. On January 29, 2021, the Maryland Office of People's Counsel filed testimony recommending a reduction in depreciation expense of $10.8 million, and the staff of the MDPSC filed testimony recommending a reduction of $9.6 million. PE's rebuttal testimony is due on March 2, 2021.

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

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to ratepayers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation, which were published in the NJ Register in the first quarter of 2018. JCP&L filed comments supporting the proposed rulemaking. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey. Oral Argument is scheduled for March 10, 2021. JCP&L is contesting this appeal but is unable to predict the outcome of this matter.

Also, in December 2017, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On May 8, 2019, the NJBPU approved a stipulation of settlement submitted by JCP&L, Rate Counsel, NJBPU staff and New Jersey Large Energy Users Coalition to implement JCP&L’s infrastructure plan, JCP&L Reliability Plus. The plan provides that JCP&L will invest up to approximately $97 million in capital investments beginning on June 1, 2019 through December 31, 2020, to enhance the reliability and resiliency of JCP&L’s distribution system and reduce the frequency and duration of power outages. JCP&L shall seek recovery of the capital investment through an accelerated cost recovery mechanism, provided for in the rules, that includes a revenue adjustment calculation and a process for two rate adjustments. The NJBPU approved adjusted rates that took effect on March 1, 2020. As further discussed below, JCP&L will recover the IIP capital investments, which totaled $97 million, as part of its distribution base rate case.

On February 18, 2020, JCP&L submitted a filing with the NJBPU requesting a distribution base rate increase of $186.9 million on an annual basis, which represents an overall average increase in JCP&L rates of 7.8%. The filing seeks to recover certain costs associated with providing safe and reliable electric service to JCP&L customers, along with recovery of previously incurred storm costs. JCP&L proposed a rate effective date of March 19, 2020. The NJBPU issued orders suspending JCP&L’s proposed rates until November 19, 2020. JCP&L filed updates to the requested distribution base rate in both June and July 2020, resulting in JCP&L seeking a total annual distribution base rate increase of approximately $185 million. On October 16, 2020, the parties submitted a stipulation of settlement to the administrative law judge, providing for, among other things, a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which will become effective for customers on November 1, 2021. Until the rates become effective, and starting on January 1, 2021, JCP&L is permitted to amortize an existing regulatory liability totaling approximately $86 million to offset the base rate increase that otherwise would have occurred in this period. The parties also agreed that the actual net gain from the sale of JCP&L’s interest in the Yards Creek pumped-storage hydro generation facility in New Jersey (210 MWs), as further discussed below, shall be applied to reduce JCP&L’s existing regulatory asset for previously deferred storm costs. Lastly, the parties agreed that $95.1 million of Reliability Plus capital investment for projects through December 31, 2020 is included in rate base effective December 31, 2020, with a final prudence review of only those capital investment projects from July 1, 2020 through December 31, 2020 to occur in January 2021. On October 22, 2020, the administrative law judge entered an initial decision adopting the settlement. On October 28, 2020, the NJBPU approved the settlement and directed an upcoming management audit for JCP&L. On January 4, 2021, JCP&L submitted its review of storm costs as required under the stipulation of settlement. On January 15, 2021, JCP&L filed a written report for its Reliability Plus projects placed in service from July 1, 2020 through December 31, 2020, also as required under the stipulation of settlement.

On April 6, 2020, JCP&L signed an asset purchase agreement with Yards Creek Energy, LLC, a subsidiary of LS Power to sell its 50% interest in the Yards Creek pumped-storage hydro generation facility. Subject to terms and conditions of the agreement, the base purchase price is $155 million. On July 31, 2020, FERC approved the transfer of JCP&L’s interest in the hydroelectric operating license. On October 8, 2020, FERC issued an order authorizing the transfer of JCP&L’s ownership interest in the hydroelectric facilities. On October 28, 2020, the NJBPU approved the sale of Yards Creek. Completion of the transaction is subject to several closing conditions; there can be no assurance that all closing conditions will be satisfied or that the transaction will be consummated. JCP&L currently anticipates closing of the transaction to occur during the first quarter of 2021. Assets held for sale on FirstEnergy’s Consolidated Balance Sheets associated with the transaction consist of property, plant and equipment of $45 million, which is included in the regulated distribution segment.

On August 27, 2020, JCP&L filed an AMI Program with the NJBPU, which proposes the deployment of approximately 1.2 million advanced meters over a three-year period beginning on January 1, 2023, at a total cost of approximately $418 million, including the pre-deployment phase. The 3-year deployment is part of the 20-year AMI Program that is expected to cost a total of approximately $732 million and proposes a cost recovery mechanism through a separate AMI tariff rider. On January 13, 2021, a procedural schedule was established, which includes evidentiary hearings the week of May 24, 2021.

On June 10, 2020, the NJBPU issued an order establishing a framework for the filing of utility-run energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act. Under the established framework, JCP&L will recover its program investments over a ten year amortization period and its operations and maintenance expenses on an annual basis, be eligible to receive lost revenues on energy savings that resulted from its programs and be eligible for incentives or subject to penalties based on its annual program performance, beginning in the fifth year of its program offerings. On September 25, 2020, JCP&L filed its energy efficiency and peak demand reduction program. JCP&L’s program consists of 11 energy efficiency and peak demand reduction programs and subprograms to be run from July 1, 2021 through June 30, 2024. The program also seeks approval of cost recovery totaling approximately $230 million as well as lost revenues associated with the energy savings resulting from the programs. While a procedural order has been established in this matter, on January 20, 2021, JCP&L filed a letter requesting a suspension of the procedural schedule to allow for settlement discussions. The Clean Energy Act contemplates a final order from the NJBPU by May 2, 2021.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 through September 30, 2021, or until the Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On August 21, 2020, the Governor of New Jersey issued a press release announcing that the New Jersey utilities agreed to extend their voluntary moratorium preventing shutoffs to both residential and commercial customers during the COVID-19 pandemic until October 15, 2020. On October 15, 2020, the Governor issued an Executive Order prohibiting utilities from terminating service to any residential gas, electric, public and private water customer, through March 15, 2021, requiring the reconnection of certain customers, and disallowing the charging of late payment charges or reconnection fees during the public health emergency. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. On November 30, 2020, JCP&L submitted comments.

The recent credit rating actions taken on October 28, 2020, by S&P and Fitch triggered a requirement from various NJBPU orders that JCP&L file a mitigation plan, which was filed on November 5, 2020, to demonstrate that JCP&L has sufficient liquidity to meet its BGS obligations. On December 11, 2020, the NJBPU held a public hearing on the mitigation plan. Written comments on JCP&L’s mitigation plan were submitted on January 8, 2021.

OHIO

The Ohio Companies operate under base distribution rates approved by the PUCO effective in 2009. The Ohio Companies’ residential and commercial base distribution revenues were decoupled, through a mechanism that took effect on February 1, 2020 and under which the Ohio Companies billed customers until February 9, 2021, to the base distribution revenue and lost distribution revenue associated with energy efficiency and peak demand reduction programs recovered as of the twelve-month period ending on December 31, 2018. The Ohio Companies currently operate under ESP IV effective June 1, 2016, and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues the DCR rider, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) the collection of lost distribution revenue associated with energy efficiency and peak demand reduction programs, which is discussed further below; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

ESP IV further provided for the Ohio Companies to collect through the DMR $132.5 million annually for three years beginning in 2017, grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. On appeal, the SCOH, on June 19, 2019, reversed the PUCO’s determination that the DMR is lawful, and remanded the matter to the PUCO with instructions to remove the DMR from ESP IV. The PUCO entered an order directing the Ohio Companies to cease further collection through the DMR, credit back to customers a refund of the DMR funds collected since July 2, 2019 and remove the DMR from ESP IV. On July 15, 2019, OCC filed a Notice of Appeal with the SCOH, challenging the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017 for OE and claiming a $42 million refund is due to OE customers. On December 1, 2020, the SCOH reversed the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for OE for calendar year 2017, and remanded the case to the PUCO with instructions to conduct new proceedings which includes the DMR revenues in the analysis, determines the threshold against which the earned return is measured, and makes other necessary determinations. FirstEnergy is unable to predict the outcome of these proceedings but has not deemed a liability probable as of December 31, 2020.

On July 23, 2019, Ohio enacted HB 6, which established support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, HB 6 included provisions implementing a decoupling mechanism for Ohio electric utilities and ending current energy efficiency program mandates on December 31, 2020, provided that statewide energy efficiency mandates are achieved as determined by the PUCO. On February 26, 2020, the PUCO ordered a wind-down of statutorily required energy efficiency programs to commence on September 30, 2020, that the programs terminate on December 31, 2020, with the Ohio Companies' existing portfolio plans extended through 2020 without changes.

On November 21, 2019, the Ohio Companies applied to the PUCO for approval of a decoupling mechanism, which would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. On January 15, 2020, the PUCO approved the Ohio Companies’ decoupling application, and the decoupling mechanism took effect on February 1, 2020. Legislation has been introduced in the first quarter of 2021 to, among other things, repeal parts of HB 6, the legislation that established support for nuclear energy supply in Ohio, provided for a decoupling mechanism for Ohio electric utilities, and provided for the ending of current energy efficiency program mandates. As further discussed below, in connection with a partial settlement with the OAG and other parties, the Ohio Companies filed an application with the PUCO on February 1, 2021, to set the respective decoupling riders (Rider CSR) to zero. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies will of their own accord not seek to recover lost distribution revenue from residential and commercial customers. FirstEnergy is committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings currently underway as further discussed herein. As a result of the partial settlement, and the decision to not seek lost distribution revenue, FirstEnergy recognized a $108 million pre-tax charge ($84 million after-tax) in the fourth quarter of 2020, and $77 million (pre-tax) of which is associated with forgoing collection of lost distribution revenue. FirstEnergy does not believe a refund for previously collected amounts under decoupling, which was approximately $18 million, is probable. Furthermore, as FirstEnergy would not have financially benefited from the Clean Air Fund included in HB 6, which is the mechanism to provide support to nuclear energy in Ohio, there is no expected additional impact to FirstEnergy due to any repeal of that provision of HB 6.

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

In March 2020, the PUCO issued entries directing utilities to review their service disconnection and restoration policies and suspend, for the duration of the COVID-19 pandemic, otherwise applicable requirements that may impose a service continuity hardship or service restoration hardship on customers. The Ohio Companies are utilizing their existing approved cost recovery mechanisms where applicable to address the financial impacts of these directives. On July 31, 2020, the Ohio Companies filed with the PUCO their transition plan and requests for waivers to allow for the safe resumption of normal business operations, including service disconnections for non-payment. On September 23, 2020, the PUCO approved the Ohio Companies’ transition plan, including approval of the resumption of service disconnections for non-payment, which the Ohio Companies began on October 5, 2020.

On July 29, 2020, the PUCO consolidated the Ohio Companies’ Applications for determination of the existence of significantly excessive earnings, or SEET, under ESP IV for calendar years 2018 and 2019, which had been previously filed on July 15, 2019, and May 15, 2020, respectively, and set a procedural schedule with evidentiary hearings scheduled for October 29, 2020. The calculations included in the Ohio Companies’ SEET filings for calendar years 2018 and 2019 demonstrate that the Ohio Companies did not have significantly excessive earnings, however, FirstEnergy and the Ohio Companies are unable to predict the PUCO’s ultimate determination of the applications. On August 3, 2020, the OCC filed an interlocutory appeal asking the PUCO to stay the SEET proceeding until the SCOH determines whether DMR should be excluded from the SEET, as further discussed above. Furthermore, on January 21, 2021, Senate Bill 10 was introduced, which would repeal legislation passed in 2019 that permitted the Ohio Companies to file their SEET results on a consolidated basis instead of on an individual company basis. On September 4, 2020, the PUCO opened its quadrennial review of ESP IV, consolidated it with the Ohio Companies’ 2018 and 2019 SEET Applications, and set a procedural schedule for the consolidated matters. On October 29, 2020, the PUCO issued an entry extending the deadline for the Ohio Companies to file quadrennial review of ESP IV testimony to March 1, 2021, with the evidentiary hearings to commence no sooner than May 3, 2021. On January 12, 2021, the PUCO consolidated these matters with the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017, which the SCOH had remanded to the PUCO.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. The Ohio Companies’ filed a response in opposition to the OCC’s motions on September 23, 2020. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from ratepayers through the DMR were only used for the purposes established in ESP IV. Deadlines relating to the selection of the auditor and the issuance of the final audit report have not yet been set.

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

In connection with an on-going audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020, with a final audit report to be filed in June 2021. On January 27, 2021, the PUCO selected an auditor.

On November 24, 2020, the Environmental Law and Policy Center filed motions to vacate the PUCO’s orders in proceedings related to the Ohio Companies’ settlement that provides for the implementation of the first phase of grid modernization plans and for all tax savings associated with the Tax Act to flow back to customers, the Ohio Companies’ energy efficiency portfolio plans for the period from 2013 through 2016, and the Ohio Companies’ application for a two-year extension of the DMR, on the grounds that the former Chairman of the PUCO should have recused himself in these matters. On December 30, 2020, the PUCO denied the motions, and reinstated the requirement under ESP IV that the Ohio Companies file a base distribution rate case by May 31, 2024, the end of ESP IV, which the Ohio Companies had indicated they would not oppose.

In the fourth quarter of 2020, motions were filed with the PUCO requesting that the PUCO amend the Ohio Companies’ riders for collecting charges required by HB 6, which the Ohio Companies are further required to remit to other Ohio electric distribution utilities or to the State Treasurer, to provide for refunds in the event HB 6 is repealed. The Ohio Companies contested the motions, which are pending before the PUCO.

On December 7, 2020, the Citizens’ Utility Board of Ohio filed a complaint with the PUCO against the Ohio Companies. The complaint alleges that the Ohio Companies’ new charges resulting from HB 6, and any increased rates resulting from proceedings over which the former PUCO Chairman presided, are unjust and unreasonable, and that the Ohio Companies violated Ohio corporate separation laws by failing to operate separately from unregulated affiliates. The complaint requests, among other things, that any rates authorized by HB 6 or authorized by the PUCO in a proceeding over which the former Chairman presided be made refundable; that the Ohio Companies be required to file a new distribution rate case at the earliest possible date; and that the Ohio Companies’ corporate separation plans be modified to introduce institutional controls. The Ohio Companies are contesting the complaint.

On December 9, 2020, the Ohio Manufacturers’ Association Energy Group filed an appeal to the SCOH challenging the PUCO’s generic order directing the form of rider all Ohio electric distribution utilities must charge to recover the costs of the HB 6 Clean Air Fund. The appeal contends that the PUCO erred in adopting the rate design for the riders, in establishing the riders during ongoing proceedings and investigations related to HB 6, and in not requiring electric distribution utilities to include refund language in the rider tariffs. On December 30, 2020, the PUCO vacated its generic order establishing the Clean Air Fund riders, as required by a preliminary injunction issued by the Court of Common Pleas of Franklin County, Ohio. On January 11, 2021, the SCOH granted a joint application of the Ohio Manufacturers' Association Energy Group and the PUCO and dismissed the appeal.

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

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. The Pennsylvania Companies’ Phase III EE&C plans for the June 2016 through May 2021 period, which were approved in March 2016, with expected costs up to $390 million, are designed to achieve the targets established in the PPUC’s Phase III Final Implementation Order with full recovery through the reconcilable EE&C riders. On June 18, 2020, the PPUC entered a Final Implementation Order for a Phase IV EE&C Plan, operating from June 2021 through May 2026. The Final Implementation Order set demand reduction targets, relative to 2007 to 2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWH for ME, 3.0% MWH for PN, 2.7% MWH for Penn, and 2.4% MWH for WP. The Pennsylvania Companies’ Phase IV plans were filed November 30, 2020. A settlement has been reached in this matter, and a joint petition seeking approval of that settlement by the parties was filed on February 16, 2021. A PPUC decision on the settlement is expected in March 2021.

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

The PPUC issued an order on March 13, 2020, forbidding utilities from terminating service for non-payment for the duration of the COVID-19 pandemic. On May 13, 2020, the PPUC issued a Secretarial letter directing utilities to track all prudently incurred incremental costs arising from the COVID-19 pandemic, and to create a regulatory asset for future recovery of incremental uncollectibles incurred as a result of the COVID-19 pandemic and termination moratorium. On October 13, 2020, the PPUC entered an order lifting the service termination moratorium effective November 9, 2020, subject to certain additional notification, payment procedures and exceptions, and permits the Pennsylvania Companies to create a regulatory asset for all incremental expenses associated with their compliance with the order.

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

On August 28, 2020, MP and PE filed with the WVPSC their annual ENEC case requesting a decrease in ENEC rates of $55 million beginning January 1, 2021, representing a 4% decrease in rates compared to those in effect on August 28, 2020. The decrease in the ENEC rates is net of recovering approximately $10.5 million in previously deferred, incremental uncollectible and other related costs resulting from the COVID-19 pandemic. The WVPSC approved a unanimous settlement by the parties on December 16, 2020 with rates effective January 1, 2021.

Also, on August 28, 2020, MP and PE filed with the WVPSC for recovery of costs associated with modernization and improvement program for their coal-fired boilers. The proposed annual revenue increase for these environmental compliance projects is $5 million beginning January 1, 2021. The WVPSC approved a unanimous settlement by the parties on December 16, 2020 approving the recovery of those costs.

On December 30, 2020, MP and PE filed an integrated resource plan with the WVPSC. The plan projects a small capacity deficit but an energy surplus in MP’s and PE’s supply resources when compared with current WV load demand and projects the capacity deficit growing over the next 15 years. The plan does not recommend additional supply-side resources with a possible exception for small utility-scale solar resources and recommends that the capacity deficit be met through the PJM capacity market. MP currently expects to seek approval in 2021 to construct solar generation sources of up to 50 MWs.

On December 30, 2020, MP and PE filed with the WVPSC a determination of the rate impact of the Tax Act with respect to ADIT. The filing proposes an annual revenue reduction of $2.6 million annually, effective January 1, 2022, with reconciliation and any resulting adjustments incorporated into the annual ENEC proceedings.

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

The following table summarizes the key terms of rate orders in effect for transmission customer billings for FirstEnergy's transmission owner entities:

Company	Rates Effective	Capital Structure	Allowed ROE
ATSI	January 1, 2015	Actual (13-month average)	10.38%
JCP&L	January 2020(1)	Actual (13-month average)(1)	10.80%(1)
MP	March 21, 2018(2)(4)	Settled(2)(3)	Settled(2)(3)
PE	March 21, 2018(2)(4)	Settled(2)(3)	Settled(2)(3)
WP	March 21, 2018(2)(4)	Settled(2)(3)	Settled(2)(3)
MAIT	July 1, 2017	Lower of Actual (13-month average) or 60%	10.3%
TrAIL	July 1, 2008	Actual (year-end)	12.7% (TrAIL the Line & Black Oak SVC) 11.7% (All other projects)
(1) As filed in docket ER20-227, effective on January 1, 2020, which has been accepted by FERC, subject to refund, pending further hearing and settlement procedures. The settlement agreement that was filed on February 2, 2021, seeking approval by FERC sets JCP&L's Allowed ROE at 10.2%.
(2) Effective on January 1, 2021, MP, PE, and WP have implemented a forward-looking formula rate, which has been accepted by FERC, subject to refund, pending further hearing and settlement procedures.
(3) FERC-approved settlement agreements did not specify.
(4) See FERC Actions on Tax Act below.

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

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, certain income tax-related adjustments, including, but not limited to impacts from the Tax Act discussed further below, and certain costs for transmission-related vegetation management programs. The amount on FirstEnergy’s Consolidated Balance Sheet for these regulatory assets was approximately $79 million and $73 million, as of December 31, 2020 and December 31, 2019, respectively. Per prior FERC orders, ATSI included a “cost-benefit study” to support recovery of ATSI’s costs to move to PJM, and the MISO transmission project costs that were allocated to ATSI. Certain intervenors filed protests of the formula rate amendments on May 29, 2020, and ATSI filed a reply on June 15, 2020. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund, suspending the effective date for five months to be effective December 1, 2020, and setting the matter for hearing and settlement proceedings. ATSI is engaged in settlement negotiations with the other parties to the formula rate amendments proceeding.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. Certain intervenors filed protests of the compliance filings, to which ATSI and MAIT responded. On October 28, 2020, FERC staff requested additional information about ATSI’s proposed rate base adjustment mechanism, and ATSI submitted the requested information on November 25, 2020. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. These compliance filings each remain pending before FERC. MP, WP and PE (as holders of a “stated” transmission rate) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020. JCP&L is addressing these requirements as part of its pending transmission formula rate case.

Transmission ROE Methodology

FERC’s methodology for calculating electric transmission utility ROE has been in transition as a result of an April 14, 2017 ruling by the D.C. Circuit that vacated FERC’s then-effective methodology. On May 21, 2020, FERC issued Opinion No. 569-A that changed FERC’s ROE methodology. Under this methodology FERC established an ROE that is based on three financial models – discounted cash flow, capital-asset pricing, and risk premium – to calculate a composite zone of reasonableness. FERC noted that utilities could, in utility-specific proceedings, ask to have the expected earnings methodology included in calculating the utility’s authorized ROE. FERC also noted that, going forward, it will divide that zone into three equal parts, to be used for high risk, normal risk, and low risk utilities. A given utility will be assigned to one of these three parts of the zone of reasonableness, and its ROE will be set at the median or midpoint of the other utilities that are in the applicable third of the zone. FirstEnergy filed a request for rehearing, which FERC denied on July 22, 2020. On November 19, 2020, FERC issued Opinion No. 569-B, which affirmed the Opinion No. 569-A rulings. FirstEnergy initiated, but subsequently withdrew, appeals of these orders. Appeals of Opinion Nos. 569, 569-A and 569-B are pending before the D.C. Circuit. Any changes to FERC’s transmission rate ROE and incentive policies would be applied on a prospective basis.

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. Initial comments were submitted July 1, 2020, and reply comments were filed on July 16, 2020. FirstEnergy participated through EEI and through a consortium of PJM Transmission Owners. This proceeding is pending before FERC.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to convert JCP&L’s existing stated transmission rate to a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020. On December 19, 2019, FERC issued its initial order in the case, allowing JCP&L to transition to a forward-looking formula rate as of January 1, 2020 as requested, subject to refund, pending further hearing and settlement proceedings. JCP&L and the parties to the FERC proceeding subsequently were able to reach settlement, and on February 2, 2021, a settlement agreement was filed for approval by FERC.

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to convert their existing stated transmission rate to a forward-looking formula transmission rate, effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were approved by FERC on December 31, 2020, subject to refund, pending further hearing and settlement proceedings. MP, PE and WP, and KATCo are engaged in settlement negotiations with the other parties to the formula rate proceedings. KATCo will be included in the Regulated Transmission reportable segment.

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

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. The D.C. Circuit ordered the EPA on July 28, 2015, to reconsider the CSAPR caps on NOx and SO2 emissions from power plants in 13 states, including West Virginia. This follows the 2014 U.S. Supreme Court ruling generally upholding the EPA’s regulatory approach under CSAPR but questioning whether the EPA required upwind states to reduce emissions by more than their contribution to air pollution in downwind states. The EPA issued a CSAPR update rule on September 7, 2016, reducing summertime NOx emissions from power plants in 22 states in the eastern U.S., including West Virginia, beginning in 2017. Various states and other stakeholders appealed the CSAPR update rule to the D.C. Circuit in November and December 2016. On September 13, 2019, the D.C. Circuit remanded the CSAPR update rule to the EPA citing that the rule did not eliminate upwind states’ significant contributions to downwind states’ air quality attainment requirements within applicable attainment deadlines. Depending on the outcome of the appeals, the EPA’s reconsideration of the CSAPR update rule and how the EPA and the states ultimately implement CSAPR, the future cost of compliance may materially impact FirstEnergy's operations, cash flows and financial condition.

In February 2019, the EPA announced its final decision to retain without changes the NAAQS for SO2, specifically retaining the 2010 primary (health-based) 1-hour standard of 75 PPB. As of December 31, 2020, FirstEnergy has no power plants operating in areas designated as non-attainment by the EPA.

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

At the international level, the United Nations Framework Convention on Climate Change resulted in the Kyoto Protocol requiring participating countries, which does not include the U.S., to reduce GHGs commencing in 2008 and has been extended through 2020. The Obama Administration submitted in March 2015, a formal pledge for the U.S. to reduce its economy wide GHG emissions by 26 to 28 percent below 2005 levels by 2025. In 2015, FirstEnergy set a goal of reducing company-wide CO2 emissions by at least 90 percent below 2005 levels by 2045. As of December 31, 2018, FirstEnergy has reduced its CO2 emissions by approximately 62 percent. In September 2016, the U.S. joined in adopting the agreement reached on December 12, 2015, at the United Nations Framework Convention on Climate Change meetings in Paris. The Paris Agreement’s non-binding obligations to limit global warming to below two degrees Celsius became effective on November 4, 2016. On June 1, 2017, the Trump Administration announced that the U.S. would cease all participation in the Paris Agreement. On January 20, 2021, President Biden signed an executive order re-adopting the agreement on behalf of the U.S. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHG under the Clean Air Act,” concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. The EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On October 16, 2017, the EPA issued a proposed rule to repeal the CPP. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that establishes guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired power plants. On January 19, 2021, the D.C. Circuit remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making, as such, the ACE rule is no longer in effect and all actions thus far taken by States to implement the federally mandated rule are now null and void. The D.C. Circuit decision is subject to legal challenge. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. Depending on the outcome of appeals, how final rules are ultimately implemented and the compliance options MP elects to take with the new rules, the compliance with these standards, which could include capital expenditures at the Ft. Martin and Harrison power stations, may be substantial and changes to MP’s operations at those power stations may also result.

On September 29, 2016, FirstEnergy received a request from the EPA for information pursuant to CWA Section 308(a) for information concerning boron exceedances of effluent limitations established in the NPDES Permit for the former Mitchell Power Station’s Mingo landfill, owned by WP. On November 1, 2016, WP provided an initial response that contained information related to a similar boron issue at the former Springdale Power Station’s landfill. The EPA requested additional information regarding the Springdale landfill and on November 15, 2016, WP provided a response and intends to fully comply with the Section 308(a) information request. On March 3, 2017, WP proposed to the PA DEP a re-route of its wastewater discharge to eliminate potential boron exceedances at the Springdale landfill. On January 29, 2018, WP submitted an NPDES permit renewal application to PA DEP proposing to re-route its wastewater discharge to eliminate potential boron exceedances at the Mingo landfill. On February 20, 2018, the DOJ issued a letter and tolling agreement on behalf of the EPA alleging violations of the CWA at the Springdale and Mingo landfills while seeking to enter settlement negotiations in lieu of filing a complaint. The EPA has proposed a penalty of $900,000 to settle alleged past boron exceedances at both facilities. Negotiations are continuing and WP is unable to predict the outcome of this matter.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. On December 2, 2019, the EPA published a proposed rule accelerating the date that certain CCR impoundments must cease accepting waste and initiate closure to August 31, 2020. The proposed rule allows for an extension of the closure deadline based on meeting proscribed site-specific criteria. On July 29, 2020, the EPA published a final rule revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allows for an extension of the closure deadline based on meeting proscribed site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the closure date until 2024 of McElroy's Run CCR impoundment facility, for which AE Supply continues to provide access to FG.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of December 31, 2020, based on estimates of the total costs of cleanup, FirstEnergy's proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $107 million have been accrued through December 31, 2020. Included in the total are accrued liabilities of approximately $67 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

•Owens v. FirstEnergy Corp. et al. and Frand v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits against FE and certain FE officers, purportedly on behalf of all purchasers of FE common stock from February 21, 2017 through July 21, 2020, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by FirstEnergy concerning its business and results of operations. These actions have been consolidated and a lead plaintiff has been appointed by the court.
•Gendrich v. Anderson, et al. and Sloan v. Anderson, et al. (Common Pleas Court, Summit County, OH); on July 26, 2020 and July 31, 2020, respectively, purported stockholders of FE filed shareholder derivative action lawsuits against certain FE directors and officers, alleging, among other things, breaches of fiduciary duty. These actions have been consolidated.
•Miller v. Anderson, et al. (Federal District Court, N.D. Ohio); Bloom, et al. v. Anderson, et al.; Employees Retirement System of the City of St. Louis v. Jones, et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Anderson et al.; Massachusetts Laborers Pension Fund v. Anderson et al.; The City of Philadelphia Board of Pensions and Retirement v. Anderson et al.; Atherton v. Dowling et al; Behar v. Anderson, et al. (U.S. District Court, S.D. Ohio, all actions have been consolidated); beginning on August 7, 2020, purported stockholders of FE filed shareholder derivative actions alleging the board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Securities Exchange Act of 1934. The cases in the Southern District of Ohio have been consolidated and co-lead plaintiffs have been appointed by the court.
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
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE, each alleging civil violations of the Ohio Corrupt Activity Act in connection with the passage of HB 6. The OAG sought a preliminary injunction to prevent each of the defendants, including FE, through the end of 2020, from: (i) contributing to any groups whose purpose is to keep or modify HB 6; (ii) making any public statements for or against any repeal or modification legislation concerning HB 6; (iii) lobbying, consulting, or advising on these matters; or (iv) contributing to any Ohio legislative candidates. The court denied the OAG’s request for preliminary injunctive relief on October 2, 2020. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (Rider CSR) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero and no additional customer bills will include new decoupling rider charges after February 8, 2021. The cities of Dayton and Toledo have also been added as plaintiffs to the action. These actions have been consolidated.
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

The plaintiffs in each of the above cases, seek, among other things, to recover an unspecified amount of damages (unless otherwise noted). In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. Further, on January 26, 2021, staff of FERC's Division of Investigations issued a letter directing FirstEnergy to preserve and maintain all documents and information related to an ongoing audit being conducted by FERC's Division of Audits and Accounting, including activities related to lobbying and governmental affairs activities concerning HB 6. The outcome of any of these lawsuits, investigations and audit are uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows. No contingency has been reflected in FirstEnergy’s consolidated financial statements as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

Internal Investigation Relating to United States v. Larry Householder, et al.

As previously disclosed, a committee of independent members of the Board of Directors is directing an internal investigation related to ongoing government investigations. In connection with FirstEnergy’s internal investigation, such committee determined on October 29, 2020, to terminate FirstEnergy’s Chief Executive Officer, Charles E. Jones, together with two other executives: Dennis M. Chack, Senior Vice President of Product Development, Marketing, and Branding; and Michael J. Dowling, Senior Vice President of External Affairs. Each of these terminated executives violated certain FirstEnergy policies and its code of conduct. These executives were terminated as of October 29, 2020. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the Board of Directors that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. FirstEnergy believes that payments under the consulting agreement may have been for purposes other than those represented within the consulting agreement. Immediately following these terminations, the independent members of its Board appointed Mr. Steven E. Strah to the position of Acting Chief Executive Officer and Mr. Christopher D. Pappas, a current member of the Board, to the temporary position of Executive Director, each effective as of October 29, 2020. Mr. Donald T. Misheff will continue to serve as Non-Executive Chairman of the Board. Additionally, on November 8, 2020, Robert P. Reffner, Senior Vice President and Chief Legal Officer, and Ebony L. Yeboah-Amankwah, Vice President, General Counsel, and Chief Ethics Officer, were separated from FirstEnergy due to inaction and conduct that the Board determined was influenced by the improper tone at the top. The matter is a subject of the ongoing internal investigation as it relates to the government investigations.

Nuclear Plant Matters

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the transfer of: (i) the ownership and operating NRC licenses for TMI-2; (ii) the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) related liabilities. On August 10, 2020, JCP&L, ME, PN, GPUN, TMI-2 Solutions, LLC, and the PA DEP reached a settlement agreement regarding the decommissioning of TMI-2. On December 2, 2020, the NJBPU issued an order approving the transfer and sale under the conditions requested by Rate Counsel and agreed to by JCP&L. Also, on December 2, 2020, the NRC issued its order approving the license transfer as requested. With the receipt of all required regulatory approvals, the transaction was consummated on December 18, 2020. See Note 1, "Organization and Basis of Presentation," for additional discussion.

FES Bankruptcy

On March 31, 2018, FES, including its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy

Storage L.L.C. and FGMUC, and FENOC filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court and emerged on February 27, 2020. See Note 3, "Discontinued Operations," for additional discussion.

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
Under the approved bankruptcy settlement agreement discussed above, upon emergence, FES and FENOC employees ceased earning years of service under the FirstEnergy pension and OPEB plans. The emergence on February 27, 2020, triggered a remeasurement of the affected pension and OPEB plans and as a result, FirstEnergy recognized a non-cash, pre-tax pension and OPEB mark-to-market adjustment of approximately $423 million in the first quarter of 2020. The first quarter 2020 pension and OPEB mark-to-market adjustment primarily reflects a 38 bps decrease in the discount rate used to measure benefit obligations from December 31, 2019, partially offset by a slightly higher than expected return on assets. In the fourth quarter 2020, FirstEnergy recognized a $54 million pension and OPEB mark-to-market adjustment, primarily reflecting a 29 bps decrease in the discount rate used to measure benefit obligations from February 27, 2020, partially offset by higher than expected return on assets. Of the $54 million, approximately $21 million was allocated to certain of the Transmission Companies that are expected to be recovered through formula transmission rates. The annual pension and OPEB mark-to-market adjustments for the years ended December 31, 2020, 2019, and 2018 were $477 million (including the $423 million in the first quarter of 2020 described above), $676 million, and $145 million, respectively. Of these amounts, approximately $2 million and $1 million are included in discontinued operations for the years ended December 31, 2019, and 2018, respectively. Furthermore, of these annual pension and OPEB mark-to-market amounts, approximately $40 million, $47 million and $8 million were allocated to certain of the Transmission Companies and expected to be recovered through formula transmission rates, respectively.

In selecting an assumed discount rate, FirstEnergy considers currently available rates of return on high-quality fixed income investments expected to be available during the period to maturity of the pension and OPEB obligations. The assumed discount rates for pension were 2.67%, 3.34% and 4.44% as of December 31, 2020, 2019 and 2018, respectively. The assumed discount rates for OPEB were 2.45%, 3.18% and 4.30% as of December 31, 2020, 2019 and 2018, respectively.

Effective in 2019, FirstEnergy changed the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for pension and OPEB plans. Historically, FirstEnergy estimated these components utilizing a single, weighted average discount rate derived from the yield curve used to measure the benefit obligation. FirstEnergy has elected to use a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows, as this provides a better estimate of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This election was considered a change in estimate and, accordingly, accounted for prospectively, and did not have a material impact on FirstEnergy's financial statements.

FirstEnergy’s assumed rate of return on pension plan assets considers historical market returns and economic forecasts for the types of investments held by the pension trusts. In 2020, FirstEnergy’s qualified pension and OPEB plan assets experienced gains of $1,225 million or 14.7%, compared to gains of $1,492 million, or 20.2% in 2019, and losses of $371 million, or (4)% in 2018 and assumed a 7.50% rate of return on plan assets in 2020, 2019 and 2018, which generated $651 million, $569 million and $605 million of expected returns on plan assets, respectively. The expected return on pension and OPEB assets is based on the trusts’ asset allocation targets and the historical performance of risk-based and fixed income securities. The gains or losses generated as a result of the difference between expected and actual returns on plan assets will decrease or increase future net periodic pension and OPEB cost as the difference is recognized annually in the fourth quarter of each fiscal year or whenever a plan is determined to qualify for remeasurement. The expected return on plan assets for 2021 is 7.50%.

During 2020, the Society of Actuaries published new mortality tables that include more current data than the RP-2014 tables as well as new improvement scales. An analysis of FirstEnergy pension and OPEB plan mortality data indicated the use of the Pri-2012 mortality table with projection scale MP-2020 was most appropriate. As such, the Pri-2012 mortality table with projection scale MP-2020 was utilized to determine the 2020 benefit cost and obligation as of December 31, 2020 for the FirstEnergy pension and OPEB plans. The impact of using the Pri-2012 mortality table with projection scale MP-2020 resulted in a decrease to the projected benefit obligation of approximately $74 million and $2 million for the pension and OPEB plans, respectively, and was included in the 2020 pension and OPEB mark-to-market adjustment.

FirstEnergy expects its 2021 pre-tax net periodic benefit credit to be approximately $267 million based upon the following assumptions:

Assumptions	Pension	OPEB
Service cost weighted-average discount rate	3.10%	3.03%
Interest cost weighted-average discount rate	2.58%	1.66%
Expected long-term return on plan assets	7.50%	7.50%

The following table reflects the portion of pension and OPEB costs that were charged to expense, including any pension and OPEB mark-to-market adjustments, in the three years ended December 31, 2020, 2019, and 2018:

Postemployment Benefits Expense (Credits)	2020	2019	2018
	(In millions)
Pension	$254	$622	$247
OPEB	(47)	(21)	(45)
Total	$207	$601	$202

Health care cost trends continue to increase and will affect future OPEB costs. The composite health care trend rate assumptions were approximately 6.0%-5.5% in 2020 and 2019, gradually decreasing to 4.5% in later years. In determining FirstEnergy’s trend rate assumptions, included are the specific provisions of FirstEnergy’s health care plans, the demographics and utilization rates of plan participants, actual cost increases experienced in FirstEnergy’s health care plans, and projections of future medical trend rates.

The effects on 2021 pension and OPEB net periodic benefit costs from changes in key assumptions are as follows:

Increase in Net Periodic Benefit Costs from Adverse Changes in Key Assumptions

Assumption	Adverse Change	Pension	OPEB	Total
		(In millions)
Discount rate	Decrease by 0.25%	$400	$16	$416
Long-term return on assets	Decrease by 0.25%	$22	$1	$23
Health care trend rate	Increase by 1.0%	N/A	$16	$16

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1, "Organization and Basis of Presentation," for a discussion of new accounting pronouncements.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A relating to market risk is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FirstEnergy required in this item are set forth beginning on page 74.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of FirstEnergy Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FirstEnergy Corp. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to its senior management failing to set an appropriate tone at the top. Specifically, certain members of senior management failed to reinforce the need for compliance with the Company’s policies and code of conduct, which resulted in inappropriate conduct that was inconsistent with the Company’s policies and code of conduct.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Recoverability of Regulatory Assets That Do Not Have an Order for Recovery

As described in Note 1 to the consolidated financial statements, the Company accounts for the effects of regulation through the application of regulatory accounting to its regulated distribution and transmission subsidiaries as their rates are established by a third-party regulator with the authority to set rates that bind customers, are cost-based and can be charged to and collected from customers. This ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows. Management assesses the probability of recovery of regulatory assets at each balance sheet date and whenever new events occur. Factors that may affect probability relate to changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. Management applies judgment in evaluating the evidence available to assess the probability of recovery of regulatory assets from customers and certain of these assets, totaling approximately $117 million as of December 31, 2020, have been recorded based on precedent and rate making premises without a specific order.

The principal considerations for our determination that performing procedures relating to the recoverability of regulatory assets that do not have an order for recovery is a critical audit matter are (i) the significant judgment by management when assessing the probability of recovery of these regulatory assets from customers, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the recoverability of these regulatory assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s regulatory accounting process, including controls over management’s assessment of the recoverability of regulatory assets that do not have an order for recovery. These procedures also included, among others, evaluating the reasonableness of management’s assessment of recoverability of regulatory assets. Testing the recoverability of regulatory assets involved evaluating evidence related to precedent for similar items at the Company and information on comparable companies within similar regulatory jurisdictions as well as assessing progress of communications between management and regulators.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 18, 2021

We have served as the Company’s auditor since 2002.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In millions, except per share amounts)	2020	2019	2018

REVENUES:
Distribution services and retail generation	$8,688	$8,720	$8,937
Transmission	1,613	1,510	1,335
Other	489	805	989
Total revenues(1)	10,790	11,035	11,261

OPERATING EXPENSES:
Fuel	369	497	538
Purchased power	2,701	2,927	3,109
Other operating expenses	3,291	2,952	3,133
Provision for depreciation	1,274	1,220	1,136
Deferral of regulatory assets, net	(53)	(79)	(150)
General taxes	1,046	1,008	993
Total operating expenses	8,628	8,525	8,759

OPERATING INCOME	2,162	2,510	2,502

OTHER INCOME (EXPENSE):
Miscellaneous income, net	432	243	205
Pension and OPEB mark-to-market adjustment	(477)	(674)	(144)
Interest expense	(1,065)	(1,033)	(1,116)
Capitalized financing costs	77	71	65
Total other expense	(1,033)	(1,393)	(990)

INCOME BEFORE INCOME TAXES	1,129	1,117	1,512

INCOME TAXES	126	213	490

INCOME FROM CONTINUING OPERATIONS	1,003	904	1,022

Discontinued operations (Note 3)(2)	76	8	326

NET INCOME	$1,079	$912	$1,348

INCOME ALLOCATED TO PREFERRED STOCKHOLDERS (Note 1)	—	4	367

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,079	$908	$981

EARNINGS PER SHARE OF COMMON STOCK:
Basic - Continuing Operations	$1.85	$1.69	$1.33
Basic - Discontinued Operations	0.14	0.01	0.66
Basic - Net Income Attributable to Common Stockholders	$1.99	$1.70	$1.99

Diluted - Continuing Operations	$1.85	$1.67	$1.33
Diluted - Discontinued Operations	0.14	0.01	0.66
Diluted - Net Income Attributable to Common Stockholders	$1.99	$1.68	$1.99

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	542	535	492
Diluted	543	542	494

(1) Includes excise and gross receipts tax collections of $362 million, $373 million and $386 million in 2020, 2019 and 2018, respectively.

(2) Net of income tax benefit of $59 million, $5 million, and $1.3 billion in 2020, 2019 and 2018, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In millions)	2020	2019	2018

NET INCOME	$1,079	$912	$1,348

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(34)	(31)	(83)
Amortized losses on derivative hedges	1	2	21
Change in unrealized gains on available-for-sale securities	—	—	(106)
Other comprehensive loss	(33)	(29)	(168)
Income tax benefits on other comprehensive loss	(8)	(8)	(67)
Other comprehensive loss, net of tax	(25)	(21)	(101)

COMPREHENSIVE INCOME	$1,054	$891	$1,247
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,734	$627
Restricted cash	67	52
Receivables-
Customers	1,367	1,137
Less — Allowance for uncollectible customer receivables	164	46
	1,203	1,091
Affiliated companies, net of allowance for uncollectible accounts of $0 in 2020 and $1,063 in 2019	—	—
Other, net of allowance for uncollectible accounts of $26 in 2020 and $21 in 2019	236	203
Materials and supplies, at average cost	317	281
Prepaid taxes and other	157	157
Current assets - discontinued operations	—	33
	3,714	2,444
PROPERTY, PLANT AND EQUIPMENT:
In service	43,654	41,767
Less — Accumulated provision for depreciation	11,938	11,427
	31,716	30,340
Construction work in progress	1,578	1,310
	33,294	31,650

PROPERTY, PLANT AND EQUIPMENT, NET - HELD FOR SALE (NOTE 15)	45	—

INVESTMENTS:
Nuclear fuel disposal trust	283	270
Other	322	299
Investments - held for sale (Note 15)	—	882
	605	1,451

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,618	5,618
Regulatory assets	82	99
Other	1,106	1,039
	6,806	6,756
	$44,464	$42,301
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$146	$380
Short-term borrowings	2,200	1,000
Accounts payable	827	918
Accounts payable - affiliated companies	—	87
Accrued interest	282	249
Accrued taxes	640	545
Accrued compensation and benefits	349	258
Other	560	1,425
	5,004	4,862
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 543,117,533 and 540,652,222 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	54	54
Other paid-in capital	10,076	10,868
Accumulated other comprehensive income (loss)	(5)	20
Accumulated deficit	(2,888)	(3,967)
Total stockholders' equity	7,237	6,975
Long-term debt and other long-term obligations	22,131	19,618
	29,368	26,593
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	3,095	2,849
Retirement benefits	3,345	3,065
Regulatory liabilities	1,826	2,360
Asset retirement obligations	159	165
Adverse power contract liability	30	49
Other	1,637	1,667
Noncurrent liabilities - held for sale (Note 15)	—	691
	10,092	10,846
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 15)
	$44,464	$42,301
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders' Equity
(In millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2018	—	$—	$445	$44	$10,001	$142	$(6,262)	3,925
Net income							1,348	1,348
Other comprehensive loss, net of tax						(101)		(101)
Stock-based compensation					60			60
Cash dividends declared on common stock					(906)			(906)
Cash dividends declared on preferred stock					(71)			(71)
Stock Investment Plan and certain share-based benefit plans			4	1	61			62
Stock issuance (Note 11)(1)	1.6	162	30	3	2,297			2,462
Conversion of Series A Convertible Stock	(0.9)	(91)	33	3	88			—
Impact of adopting new accounting pronouncements							35	35
Balance, December 31, 2018	0.7	71	512	51	11,530	41	(4,879)	6,814
Net income							912	912
Other comprehensive loss, net of tax						(21)		(21)
Stock-based compensation					41			41
Cash dividends declared on common stock					(824)			(824)
Cash dividends declared on preferred stock					(3)			(3)
Stock Investment Plan and certain share-based benefit plans			3	—	56			56
Conversion of Series A Convertible Stock	(0.7)	(71)	26	3	68			—
Balance, December 31, 2019	—	—	541	54	10,868	20	(3,967)	6,975
Net income							1,079	1,079
Other comprehensive loss, net of tax						(25)		(25)
Stock-based compensation					26			26
Cash dividends declared on common stock					(846)			(846)
Stock Investment Plan and certain share-based benefit plans			2		28			28
Balance, December 31, 2020	—	$—	543	$54	$10,076	$(5)	$(2,888)	$7,237
(1) The Preferred Stock included an embedded conversion option at a price that is below the fair value of the Common Stock on the commitment date. This BCF, which was approximately $296 million, was recorded to OPIC as well as the amortization of the BCF (deemed dividend) through the period from the issue date to the first allowable conversion date (July 22, 2018) and as such there is no net impact to OPIC for the year ended December 31, 2018.

Dividends declared for each share of common stock and as-converted share of preferred stock was $1.56 during 2020, $1.53 during 2019, and $1.82 during 2018.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,079	$912	$1,348
Adjustments to reconcile net income to net cash from operating activities-
Gain on disposal, net of tax (Note 3)	(76)	(59)	(435)
Depreciation and amortization	1,199	1,217	1,384
Pension trust contributions	—	(500)	(1,250)
Retirement benefits, net of payments	(301)	(108)	(137)
Pension and OPEB mark-to-market adjustment	477	676	144
Deferred income taxes and investment tax credits, net	113	252	485
Asset removal costs charged to income	36	28	42
Settlement agreement and tax sharing payments to the FES Debtors	(978)	—	—
Changes in current assets and liabilities-
Receivables	(129)	271	(248)
Materials and supplies	(32)	(37)	24
Prepaid taxes and other	6	10	(61)
Accounts payable	(138)	(49)	109
Accrued taxes	159	12	—
Accrued interest	33	6	(25)
Accrued compensation and benefits	97	(60)	37
Other current liabilities	(16)	(21)	(121)
Other	(106)	(83)	114
Net cash provided from operating activities	1,423	2,467	1,410

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	3,425	2,300	1,474
Short-term borrowings, net	1,200	—	950
Preferred stock issuance	—	—	1,616
Common stock issuance	—	—	850
Redemptions and repayments-
Long-term debt	(1,114)	(789)	(2,608)
Tender premiums paid on debt redemptions	—	—	(89)
Preferred stock dividend payments	—	(6)	(61)
Common stock dividend payments	(845)	(814)	(711)
Other	(59)	(35)	(27)
Net cash provided from financing activities	2,607	656	1,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(2,657)	(2,665)	(2,675)
Proceeds from asset sales	2	47	425
Sales of investment securities held in trusts	186	1,637	909
Purchases of investment securities held in trusts	(208)	(1,675)	(963)
Notes receivable from affiliated companies	—	—	(500)
Asset removal costs	(224)	(217)	(218)
Other	(7)	—	4
Net cash used for investing activities	(2,908)	(2,873)	(3,018)

Net change in cash, cash equivalents and restricted cash	1,122	250	(214)
Cash, cash equivalents, and restricted cash at beginning of period	679	429	643
Cash, cash equivalents, and restricted cash at end of period	$1,801	$679	$429

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash transaction: beneficial conversion feature	$—	$—	$296
Non-cash transaction: deemed dividend convertible preferred stock	$—	$—	$(296)
Cash paid during the year-
Interest (net of amounts capitalized)	$970	$960	$1,071
Income taxes, net of refunds	$6	$12	$49

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

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, MP, AGC (a wholly owned subsidiary of MP), PE, WP, and FET and its principal subsidiaries (ATSI, MAIT and TrAIL). In addition, FE holds all of the outstanding equity of other direct subsidiaries including: AE Supply, FirstEnergy Properties, Inc., FEV, FirstEnergy License Holding Company, GPUN, Allegheny Ventures, Inc., and Suvon, LLC doing business as both FirstEnergy Home and FirstEnergy Advisors.

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s ten utility operating companies comprise one of the nation’s largest investor-owned electric systems, based on serving over 6 million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include approximately 24,500 miles of lines and two regional transmission operation centers. AGC, JCP&L and MP control 3,790 MWs of total capacity, 210 MWs of which is related to the Yards Creek generating plant that is being sold pursuant to an asset purchase agreement as further discussed below.
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

FE and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation as appropriate and permitted pursuant to GAAP. As further discussed below, FE and its subsidiaries consolidate a VIE when it is determined that it is the primary beneficiary. Investments in affiliates over which FE and its subsidiaries have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage of FE's ownership share of the entity’s earnings is reported in the Consolidated Statements of Income and Comprehensive Income.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Restricted Cash

Restricted cash primarily relates to the consolidated VIE's discussed below. The cash collected from JCP&L, MP, PE and the Ohio Companies' customers is used to service debt of their respective funding companies.

COVID-19

The outbreak of COVID-19 is a global pandemic. FirstEnergy is continuously evaluating the global pandemic and taking steps to mitigate known risks. FirstEnergy is actively monitoring the continued impact COVID-19 is having on its customers’ receivable balances, which include increasing arrears balances since the pandemic has begun. FirstEnergy has incurred, and it is expected to incur for the foreseeable future, incremental uncollectible and other COVID-19 pandemic related expenses. COVID-19 related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The full impact on FirstEnergy’s business from the COVID-19 pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees, contractors and customers is its first priority. FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the continued impact the COVID-19 pandemic is having on its business, however, FirstEnergy does not currently expect disruptions in its ability to deliver service to customers or any material impact on its capital spending plan.

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

RECEIVABLES
Activity in the allowance for uncollectible accounts on receivables for the years ended December 31, 2020, 2019 and 2018 are as follows:

(In millions)	2020	2019	2018

Customer Receivables
Beginning of year balance	$46	$50	$49
Charged to income (1)	174	81	77
Charged to other accounts (2)	46	47	60
Write-offs	(102)	(132)	(136)
End of year balance	$164	$46	$50

Other Receivables
Beginning of year balance	$21	$2	$1
Charged to income	7	27	13
Charged to other accounts (2)	10	1	—
Write-offs	(12)	(9)	(12)
End of year balance	$26	$21	$2

Affiliated Companies Receivables (3)
Beginning of year balance	$1,063	$920	$—
Charged to income	—	143	920
Charged to other accounts (2)	—	—	—
Write-offs	(1,063)	—	—
End of year balance	$—	$1,063	$920
(1) Customer receivable amounts charged to income for the years ended December 31, 2020, 2019 and 2018 include approximately $103 million, $25 million, and $24 million respectively, deferred for future recovery.
(2) Represents recoveries and reinstatements of accounts previously written off for uncollectible accounts.
(3) Amounts relate to the FES Debtors and are included in discontinued operations. Write-off of $1.1 billion in 2020 was recognized upon their emergence in February 2020. See Note 3, "Discontinued Operations" for additional information.

Receivables from customers include retail electric sales and distribution deliveries to residential, commercial and industrial customers for the Utilities. There was no material concentration of receivables as of December 31, 2020 and 2019, with respect to any particular segment of FirstEnergy’s customers. Billed and unbilled customer receivables as of December 31, 2020 and 2019, net of allowance for uncollectible accounts, are included below.

Customer Receivables	December 31, 2020	December 31, 2019
	(In millions)
Billed	$636	$564
Unbilled	567	527
Total	$1,203	$1,091

The allowance for uncollectible customer receivables is based on historical loss information comprised of a rolling 36-month average net write-off percentage of revenues, in conjunction with a qualitative assessment of elements that impact the collectability of receivables to determine if allowances for uncollectible accounts should be further adjusted in accordance with the accounting guidance for credit losses. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, amount of receivable balances that are past-due, payment options and programs available to customers, and the methods that the Utilities are able to utilize to ensure payment.

FirstEnergy reviews its allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment, which includes consideration of the outbreak of COVID-19 and the impact on customer receivable balances outstanding and the ability of customers to continue payment since the pandemic began. Beginning March 13, 2020, FirstEnergy temporarily suspended customer disconnections for nonpayment and ceased collection activities as a result of the ongoing pandemic and in accordance with state regulatory requirements. The temporary suspension of disconnections for nonpayment and ceased collection activities extended into the fourth quarter of 2020 and resumed for most customers before the end of 2020. Customers are subject to each state's applicable regulations on winter moratoriums for residential customers, which begin as early as November 1, 2020, and are in effect until April 15, 2021. See Note 14, “Regulatory Matters,” for further discussion on applicable regulations that may alter residential customer disconnection and collection activity, such as winter moratoriums.

The impact of COVID-19 on customers’ ability to pay for service, along with the actions FirstEnergy has taken in response to the pandemic, is expected to result in an increase in customer receivable write-offs as compared to historically incurred losses. In order to estimate the additional losses and impacts expected, FirstEnergy analyzed the likelihood of loss based on increases in customer accounts in arrears since the pandemic began in mid-March 2020 as well as what collection methods are or were suspended, and that have historically been utilized to ensure payment. Based on this assessment, and consideration of other qualitative factors described above, FirstEnergy recognized incremental uncollectible expense of $121 million in the year 2020, of which approximately $90 million is not currently being collected through rates and as a result was deferred for future recovery under regulatory mechanisms described below.

The Ohio Companies and JCP&L had existing regulatory mechanisms in place prior to the outbreak of COVID-19, where incremental uncollectible expenses are able to be recovered through riders with no material impact to earnings. Additionally, in response to the COVID-19 pandemic, the MDPSC, NJBPU and WVPSC issued orders allowing PE, JCP&L and MP, respectively, to track and create a regulatory asset for future recovery of incremental costs, including uncollectible expenses, incurred as a result of the pandemic. In Pennsylvania, the PPUC has authorized the Pennsylvania Companies to track all prudently incurred incremental costs arising from COVID-19, and to create a regulatory asset for future recovery of incremental uncollectible expenses incurred as a result of COVID-19 above what is included in the Pennsylvania Companies existing rates. On October 13, 2020, the PPUC entered an order that permits the Pennsylvania Companies to create a regulatory asset for incremental expenses associated with lifting the service termination moratorium, as further discussed below.

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

Management assesses the probability of recovery of regulatory assets at each balance sheet date and whenever new events occur. Factors that may affect probability relate to changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. Management applies judgment in evaluating the evidence available to assess the probability of recovery of regulatory assets from customers, including, but not limited to evaluating evidence related to precedent for similar items at FirstEnergy and information on comparable companies within similar jurisdictions, as well as assessing progress of communications between FirstEnergy and regulators. Certain of these regulatory assets, totaling approximately $117 million and $111 million as of December 31, 2020 and December 31, 2019, respectively, are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific order, of which, $79 million and $73 million as of December 31, 2020 and December 31, 2019, respectively, are being sought for recovery in a formula rate amendment filing at ATSI that is pending before FERC. See Note 14, "Regulatory Matters" for additional information.

The following table provides information about the composition of net regulatory assets and liabilities as of December 31, 2020 and December 31, 2019, and the changes during the year ended December 31, 2020:

Net Regulatory Assets (Liabilities) by Source	December 31, 2020	December 31, 2019	Change
	(In millions)
Customer payables for future income taxes	$(2,369)	$(2,605)	$236
Nuclear decommissioning and spent fuel disposal costs	(102)	(197)	95
Asset removal costs	(721)	(756)	35
Deferred transmission costs	316	298	18
Deferred generation costs	104	214	(110)
Deferred distribution costs	136	155	(19)
Contract valuations	41	51	(10)
Storm-related costs	748	551	197
Uncollectible and COVID-19 related costs	97	3	94
Other	6	25	(19)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(1,744)	$(2,261)	$517

The following table provides information about the composition of net regulatory assets that do not earn a current return as of December 31, 2020 and 2019, of which approximately $195 million and $228 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a Current Return	December 31, 2020	December 31, 2019	Change
		(in millions)
Deferred transmission costs	$29	$27	$2
Deferred generation costs	5	15	(10)
Storm-related costs	654	471	183
COVID-19 related costs	66	—	66
Other	35	32	3
Regulatory Assets Not Earning a Current Return	$789	$545	$244

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

During 2019 and 2018, EPS was computed using the two-class method required for participating securities. The convertible preferred stock issued in January 2018 were considered participating securities since the shares participated in dividends on common stock on an “as-converted” basis. All convertible preferred stock was converted to common stock during 2019.

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

	Year Ended December 31,
Reconciliation of Basic and Diluted EPS of Common Stock	2020	2019	2018

(In millions, except per share amounts)
EPS of Common Stock
Income from continuing operations	$1,003	$904	$1,022
Less: Preferred dividends	—	(3)	(71)
Less: Amortization of beneficial conversion feature	—	—	(296)
Less: Undistributed earnings allocated to preferred stockholders(1)	N/A	(1)	—
Income from continuing operations available to common stockholders	1,003	900	655
Discontinued operations, net of tax	76	8	326
Less: Undistributed earnings allocated to preferred stockholders (1)	N/A	—	—
Income from discontinued operations available to common stockholders	76	8	326

Income attributable to common stockholders, basic	$1,079	$908	$981

Income allocated to preferred stockholders, preferred dilutive (2)	N/A	4	N/A

Income attributable to common stockholders, dilutive	$1,079	$912	$981

Share Count information:
Weighted average number of basic shares outstanding	542	535	492
Assumed exercise of dilutive stock options and awards	1	3	2
Assumed conversion of preferred stock	—	4	—
Weighted average number of diluted shares outstanding	543	542	494

Income attributable to common stockholders, per common share:
Income from continuing operations, basic	$1.85	$1.69	$1.33
Discontinued operations, basic	0.14	0.01	0.66
Income attributable to common stockholders, basic	$1.99	$1.70	$1.99

Income from continuing operations, diluted	$1.85	$1.67	$1.33
Discontinued operations, diluted	0.14	0.01	0.66
Income attributable to common stockholders, diluted	$1.99	$1.68	$1.99
(1)Undistributed earnings were not allocated to participating securities for the year ended December 31, 2018, as income from continuing operations less dividends declared (common and preferred) and deemed dividends were a net loss. Undistributed earning allocated to participating securities for the years ended December 31, 2019 and 2020 were immaterial.
(2)The shares of common stock issuable upon conversion of the preferred shares (26 million shares) were not included for 2018 as their inclusion would be anti-dilutive to basic EPS from continuing operations. Amounts allocated to preferred stockholders of $4 million for the year ended December 31, 2019 are included within Income from continuing operations available to common stockholders for diluted earnings.

For the year ended December 31, 2018, approximately 1 million shares from stock options and awards were excluded from the calculation of diluted shares outstanding, as their inclusion would be antidilutive. For the year ended December 31, 2019, no shares from stock options or awards were excluded from the calculation of diluted shares. For the year ended December 31, 2020, approximately 80 thousand shares from stock options and awards were excluded from the calculation of diluted shares outstanding, as their inclusion would be antidilutive.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment reflects original cost (net of any impairments recognized), including payroll and related costs such as taxes, employee benefits, administrative and general costs, and interest costs incurred to place the assets in service. The costs of normal maintenance, repairs and minor replacements are expensed as incurred. FirstEnergy recognizes liabilities for planned major maintenance projects as they are incurred. Property, plant and equipment balances by segment as of December 31, 2020 and 2019, were as follows:

	December 31, 2020
Property, Plant and Equipment	In Service(1)	Accum. Depr.	Net Plant	CWIP	Total
	(In millions)
Regulated Distribution	$29,775	$(8,800)	$20,975	$841	$21,816
Regulated Transmission	12,912	(2,609)	10,303	671	10,974
Corporate/Other	1,039	(556)	483	66	549
Total	$43,726	$(11,965)	$31,761	$1,578	$33,339

	December 31, 2019
Property, Plant and Equipment	In Service(1)	Accum. Depr.	Net Plant	CWIP	Total
	(In millions)
Regulated Distribution	$28,735	$(8,540)	$20,195	$744	$20,939
Regulated Transmission	12,023	(2,383)	9,640	526	10,166
Corporate/Other	1,009	(504)	505	40	545
Total	$41,767	$(11,427)	$30,340	$1,310	$31,650
(1) Includes finance leases of $153 million and $163 million as of December 31, 2020 and 2019, respectively.

The major classes of Property, plant and equipment are largely consistent with the segment disclosures above. Regulated Distribution has approximately $2.1 billion of total regulated generation property, plant and equipment. Included within Regulated Distribution is $882 million of assets classified as held for sale as of December 31, 2019 associated with the asset purchase and sale agreements with TMI-2 Solutions to transfer TMI-2 to TMI-2 Solutions, LLC. With the receipt of all required regulatory approvals, the transaction was consummated on December 18, 2020. As a result, during the fourth quarter of 2020 FirstEnergy recognized an after tax-gain of approximately $33 million, primarily associated with the write-off of a tax related regulatory liability. See Note 15, "Commitments, Guarantees and Contingencies" for additional information. Also included within the segment is $45 million of assets classified as held for sale as of December 31, 2020 associated with the asset purchase agreement with Yards Creek Energy, LLC to transfer JCP&L's 50% interest in the Yards Creek pumped-storage hydro generation station (210 MWs). See Note 14, "Regulatory Matters" for additional information.

FirstEnergy provides for depreciation on a straight-line basis at various rates over the estimated lives of property included in plant in service. The respective annual composite depreciation rates for FirstEnergy were 2.7%, 2.7% and 2.6% in 2020, 2019 and 2018, respectively.

For the years ended December 31, 2020, 2019 and 2018, capitalized financing costs on FirstEnergy's Consolidated Statements of Income include $49 million, $45 million and $46 million, respectively, of allowance for equity funds used during construction and $28 million, $26 million and $19 million, respectively, of capitalized interest.

Jointly Owned Plants

FE, through its subsidiary, AGC, owns an undivided 16.25% interest (487 MWs) in the 3,003 MW Bath County pumped-storage, hydroelectric station in Virginia, operated by the 60% owner, VEPCO, a non-affiliated utility. Total property, plant and equipment includes $157 million representing AGC's share in this facility as of December 31, 2020. AGC is obligated to pay its share of the costs of this jointly owned facility in the same proportion as its ownership interests using its own financing. AGC's share of direct expenses of the joint plant is included in operating expenses on FirstEnergy's Consolidated Statements of Income. AGC provides the generation capacity from this facility to its owner, MP.

Asset Retirement Obligations

FE recognizes an ARO for the future remediation of environmental liabilities associated with all of its long-lived assets. The ARO liability represents an estimate of the fair value of FirstEnergy's current obligation related to nuclear decommissioning and the retirement or remediation of environmental liabilities of other assets. A fair value measurement inherently involves uncertainty in the amount and timing of settlement of the liability. FirstEnergy uses an expected cash flow approach to measure the fair value of the nuclear decommissioning and environmental remediation AROs, considering the expected timing of settlement of the ARO based on the expected economic useful life of associated asset and/or regulatory requirements. The fair value of an ARO is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying value of the long-lived asset and are depreciated over the life of the related asset. In certain circumstances, FirstEnergy has recovery of asset retirement costs and, as such, certain accretion and depreciation is offset against regulatory assets.

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

AROs as of December 31, 2020, including the transfer of TMI-2, its NDT and related decommissioning liabilities to TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, in the fourth quarter of 2020, are described further in Note 13, "Asset Retirement Obligations."

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

As of July 31, 2020, FirstEnergy performed a qualitative assessment of the Regulated Distribution and Regulated Transmission reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment included: growth rates, interest rates, expected capital expenditures, utility sector market performance, regulatory and legal developments, and other market considerations. It was determined that the fair values of these reporting units were, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.

FirstEnergy's reporting units are consistent with its reportable segments and consist of Regulated Distribution and Regulated Transmission. The following table presents goodwill by reporting unit as of December 31, 2020:

(In millions)	Regulated Distribution	Regulated Transmission	Consolidated
Goodwill	$5,004	$614	$5,618

INVENTORY

Materials and supplies inventory includes fuel inventory and the distribution, transmission and generation plant materials, net of reserve for excess and obsolete inventory. Materials are generally charged to inventory at weighted average cost when purchased and expensed or capitalized, as appropriate, when used or installed. Fuel inventory is accounted for at weighted average cost when purchased and recorded to fuel expense when consumed.
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

Unconsolidated VIEs
FirstEnergy is not the primary beneficiary of the following VIEs:
•Global Holding - FEV holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales in U.S. and international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint ventures economic performance. FEV's ownership interest is subject to the equity method of accounting. As of December 31, 2020, the carrying value of the equity method investment was $30 million.
As discussed in Note 15, "Commitments, Guarantees and Contingencies," FE is the guarantor under Global Holding's $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding's outstanding principal balance is $108 million as of December 31, 2020. Failure by Global Holding to meet the terms and conditions under its term loan facility could require FE to be obligated under the provisions of its guarantee, resulting in consolidation of Global Holding by FE.

•PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of December 31, 2020, the carrying value of the equity method investment was $18 million.

•Purchase Power Agreements - FirstEnergy evaluated its PPAs and determined that certain NUG entities at its Regulated Distribution segment may be VIEs to the extent that they own a plant that sells substantially all of its output to the applicable utilities and the contract price for power is correlated with the plant’s variable costs of production.

FirstEnergy maintains six long-term PPAs with NUG entities that were entered into pursuant to PURPA. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, any of these entities. FirstEnergy has determined that for all but one of these NUG entities, it does not have a variable interest, or the entities do not meet the criteria to be considered a VIE. FirstEnergy may hold a variable interest in the remaining one entity; however, it applied the scope exception that exempts enterprises unable to obtain the necessary information to evaluate entities.

Because FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power. FirstEnergy expects any above-market costs incurred at its Regulated Distribution segment to be recovered from customers. Purchased power costs related to the contract that may contain a variable interest were $113 million and $116 million, respectively, during the years ended December 31, 2020 and 2019.
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

ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020 and subsequently updated): ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. FirstEnergy’s $3.5 billion Revolving Credit Facility bears interest at fluctuating interest rates based on LIBOR and contains provisions (requiring an amendment) in the event that LIBOR can no longer be used. As of December 31, 2020, FirstEnergy has not utilized any of the expedients discussed within this ASU.

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

FirstEnergy’s revenues are primarily derived from electric service provided by the Utilities and Transmission Companies. The following represents a disaggregation of revenue from contracts with customers for the year ended December 31, 2020:

Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$5,259	$—	$(88)	$5,171
Retail generation	3,577	—	(60)	3,517
Wholesale sales	251	—	9	260
Transmission(2)	—	1,613	—	1,613
Other	140	—	—	140
Total revenues from contracts with customers	$9,227	$1,613	$(139)	$10,701
ARP (3)	43	—	—	43
Other non-customer revenue	93	17	(64)	46
Total revenues	$9,363	$1,630	$(203)	$10,790
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes reductions to revenue related to amounts subject to refund resulting from the Tax Act ($2 million at Regulated Distribution and $7 million at Regulated Transmission).
(3) ARP revenue for the year ended December 31, 2020, is primarily related to shared savings revenue in Ohio.

The following represents a disaggregation of revenue from contracts with customers for the year ended December 31, 2019:

Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$5,133	$—	$(83)	$5,050
Retail generation	3,727	—	(57)	3,670
Wholesale sales(2)	411	—	12	423
Transmission(2)	—	1,510	—	1,510
Other	150	—	2	152
Total revenues from contracts with customers	$9,421	$1,510	$(126)	$10,805
ARP (3)	181	—	—	181
Other non-customer revenue	96	16	(63)	49
Total revenues	$9,698	$1,526	$(189)	$11,035
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes reductions to revenue related to amounts subject to refund resulting from the Tax Act ($16 million at Regulated Distribution and $19 million at Regulated Transmission).
(3) ARP revenue for the year ended December 31, 2019, includes DMR revenue, lost distribution and shared savings revenue in Ohio.

The following represents a disaggregation of revenue from contracts with customers for the year ended December 31, 2018:

Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$5,159	$—	$(104)	$5,055
Retail generation	3,936	—	(54)	3,882
Wholesale sales(2)	502	—	22	524
Transmission(2)	—	1,335	—	1,335
Other	144	—	4	148
Total revenues from contracts with customers	$9,741	$1,335	$(132)	$10,944
ARP (3)	254	—	—	254
Other non-customer revenue	108	18	(63)	63
Total revenues	$10,103	$1,353	$(195)	$11,261

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes reductions to revenue related to amounts subject to refund resulting from the Tax Act ($131 million at Regulated Distribution and $16 million at Regulated Transmission).
(3) ARP revenue for the year ended December 31, 2018, includes DMR revenue, lost distribution and shared savings revenue in Ohio.

Other non-customer revenue includes revenue from late payment charges of $31 million, $37 million and $39 million, respectively, for the years ended December 31, 2020, 2019 and 2018. During 2020, certain late payment charges began to be waived in response to the COVID-19 pandemic, and as a result, FirstEnergy did not recognize these revenues. Late payment charges have resumed for most customers as of December 31, 2020. See Note 1, “Organization and Basis of Presentation,” for further discussion on the COVID-19 pandemic.

Other non-customer revenue also includes revenue from derivatives of $14 million, $8 million and $18 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

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

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the years ended December 31, 2020, 2019 and 2018 by class:

	For the Years Ended December 31,
Revenues by Customer Class	2020	2019	2018
	(In millions)
Residential	$5,539	$5,412	$5,598
Commercial	2,140	2,252	2,350
Industrial	1,076	1,106	1,056
Other	81	90	91
Total	$8,836	$8,860	$9,095

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

ASC 606 excludes industry-specific accounting guidance for recognizing revenue from ARPs as these programs represent contracts between the utility and its regulators, as opposed to customers. Therefore, revenue from these programs are not within the scope of ASC 606 and regulated utilities are permitted to continue to recognize such revenues in accordance with existing practice but are presented separately from revenue arising from contracts with customers. FirstEnergy currently has ARPs in Ohio, primarily under the DMR, lost distribution and shared savings revenue in 2019, and shared savings in 2020.

Regulated Transmission

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies, as well as stated transmission rates at JCP&L, MP, PE and WP, although as further discussed in Note 14, “Regulatory Matters,” MP, PE and WP filed with FERC on October 29, 2020, to convert their existing stated transmission rates to forward-looking formula rates, effective January 1, 2021. JCP&L had stated rates in 2019, but moved to forward-looking formula rates, subject to a refund, effective January 1, 2020, as further discussed in Note 14, “Regulatory Matters.”

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

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
Transmission Owner	2020	2019	2018
	(In millions)
ATSI	$804	$754	$664
TrAIL	247	242	237
MAIT	250	224	150
JCP&L	178	160	159
Other	134	130	125
Total Revenues	$1,613	$1,510	$1,335

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
Income Taxes

For U.S. federal income taxes, the FES Debtors were included in FirstEnergy’s consolidated tax return until emergence from bankruptcy on February 27, 2020. As a result of the FES Debtors’ deconsolidation, FirstEnergy recognized a worthless stock deduction for the remaining tax basis in the FES Debtors of approximately $4.9 billion, net of unrecognized tax benefits of $316 million. Tax-effected, the worthless stock deduction is approximately $1.1 billion, net of valuation allowances recorded against the state tax benefit ($80 million) and the aforementioned unrecognized tax benefits ($72 million).

Additionally, the Tax Act amended Section 163(j) of the Internal Revenue Code, limiting interest expense deductions for corporations but with exemption for certain regulated utilities. Based on interpretation of subsequently issued proposed regulations, FirstEnergy estimated the amount of deductible interest for its consolidated group in 2018 and 2019, with nondeductible portions being carried forward with an indefinite life and for which deferred tax assets were recorded. However, full valuation allowances were recorded against the deferred tax assets related to the carryforward of nondeductible interest as future utilization of the carryforwards requires taxable income from sources other than regulated utility businesses. Final regulations under Section 163(j) were issued in July 2020 and January 2021 but do not materially change these results. All tax expense related to nondeductible interest in 2018 and 2019 was recorded in discontinued operations as it was entirely attributed to the inclusion of the FES Debtors in FirstEnergy's consolidated tax group. Pursuant to certain safe harbor rules in the final regulations under Section 163(j), and due to the FES Debtors’ emergence from bankruptcy on February 27, 2020, FirstEnergy expects all interest expense for 2020 to be fully deductible. See Note 7, “Income Taxes” for further information

Upon emergence, FirstEnergy paid the FES Debtors $125 million to settle all reconciliations under the Intercompany Tax Allocation Agreement for 2018, 2019 and 2020 tax years, including all issues regarding nondeductible interest. In September 2020, FirstEnergy filed its 2019 federal income tax return with the IRS and recognized a $6 million charge to discontinued operations in the third quarter of 2020, resulting from final adjustments to 2019 intercompany tax sharing related to the FES Debtors. The final intercompany tax sharing adjustment for the 2020 federal income tax return to be filed during 2021 is an estimated $12 million tax benefit and was recorded during the fourth quarter of 2020 in discontinued operations.

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

Summarized Results of Discontinued Operations

Summarized results of discontinued operations for the years ended December 31, 2020, 2019, and 2018 were as follows:

	For the Years Ended December 31,
(In millions)	2020	2019	2018(1)

Revenues	$7	$188	$989
Fuel	(6)	(140)	(304)
Purchased power	—	—	(84)
Other operating expenses	(6)	(63)	(435)
Provision for depreciation	—	—	(96)
General taxes	—	(14)	(35)
Pleasants economic interest(2)	5	27	—
Other expense, net	—	(2)	(83)
Loss from discontinued operations, before tax	—	(4)	(48)
Income tax expense (benefit)	—	47	61
Loss from discontinued operations, net of tax	—	(51)	(109)

Removal of investment in FES and FENOC	—	—	2,193
Assumption of benefit obligations retained at FE	—	—	(820)
Guarantees and credit support provided by FE	—	—	(139)
Reserve on receivables and allocated pension/OPEB mark-to-market	—	—	(914)
Settlement consideration and services credit	(1)	7	(1,197)
Accelerated net pension and OPEB prior service credits	18	—	—
Gain (loss) on Disposal of FES and FENOC, before tax	17	7	(877)
Income tax benefit including worthless stock deduction	(59)	(52)	(1,312)
Gain on disposal of FES and FENOC, net of tax	76	59	435

Income from discontinued operations	$76	$8	$326
(1) Discontinued operations include results of FES and FENOC through March 31, 2018, when deconsolidated from FirstEnergy's financial statements.
(2) Reflects the estimated amounts owed from FG for its economic interests in Pleasants effective January 1, 2019. As discussed above, settlement of the economic interests occurred during the first quarter of 2020.

FirstEnergy's Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of cash flow items from discontinued operations for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
(In millions)	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from discontinued operations	$76	$8	$326
Gain on disposal, net of tax	(76)	(59)	(435)
Depreciation and amortization, including nuclear fuel, regulatory assets, net, intangible assets and deferred debt-related costs	—	—	110
Deferred income taxes and investment tax credits, net	—	47	61
Unrealized (gain) loss on derivative transactions	—	—	(10)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	—	—	(27)
Sales of investment securities held in trusts	—	—	109
Purchases of investment securities held in trusts	—	—	(122)
4. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI for the years ended December 31, 2020, 2019 and 2018, for FirstEnergy are shown in the following table:

	Gains & Losses on Cash Flow Hedges (1)	Unrealized Gains on AFS Securities	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance, January 1, 2018	$(22)	$67	$97	$142

Other comprehensive income before reclassifications	—	(97)	(9)	(106)
Amounts reclassified from AOCI	8	(1)	(74)	(67)
Deconsolidation of FES and FENOC	13	(8)	—	5
Other comprehensive income (loss)	21	(106)	(83)	(168)
Income tax (benefits) on other comprehensive income (loss)	10	(39)	(38)	(67)
Other comprehensive income (loss), net of tax	11	(67)	(45)	(101)

AOCI Balance, December 31, 2018	$(11)	$—	$52	$41

Other comprehensive income before reclassifications	—	—	(2)	(2)
Amounts reclassified from AOCI	2	—	(29)	(27)
Other comprehensive income (loss)	2	—	(31)	(29)
Income tax (benefits) on other comprehensive income (loss)	—	—	(8)	(8)
Other comprehensive income (loss), net of tax	2	—	(23)	(21)

AOCI Balance, December 31, 2019	$(9)	$—	$29	$20

Amounts reclassified from AOCI	1	—	(34)	(33)
Other comprehensive income (loss)	1	—	(34)	(33)
Income tax (benefits) on other comprehensive income (loss)	—	—	(8)	(8)
Other comprehensive income (loss), net of tax	1	—	(26)	(25)

AOCI Balance, December 31, 2020	$(8)	$—	$3	$(5)

(1) Relates to previous cash flow hedges used to hedge fixed rate long-term debt securities prior to their issuance.

The following amounts were reclassified from AOCI for FirstEnergy in the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,			Affected Line Item in Consolidated Statements of Income
Reclassifications from AOCI (1)	2020	2019	2018 (2)
	(In millions)
Gains & losses on cash flow hedges
Commodity contracts	$—	$—	$1	Other operating expenses
Long-term debt	1	2	7	Interest expense
	—	—	(2)	Income taxes
	$1	$2	$6	Net of tax

Unrealized gains on AFS securities
Realized gains on sales of securities	$—	$—	$(1)	Discontinued operations

Defined benefit pension and OPEB plans
Prior-service costs	$(34)	$(29)	$(74)	(3)
	8	8	19	Income taxes
	$(26)	$(21)	$(55)	Net of tax

(1) Amounts in parenthesis represent credits to the Consolidated Statements of Income (Loss) from AOCI.
(2) Includes stranded tax amounts reclassified from AOCI in connection with the adoption of ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".
(3) Prior-service costs are reported within Miscellaneous income, net within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income. Components are included in the computation of net periodic cost (credits), see Note 5, "Pension and Other Postemployment Benefits," for additional details.

5. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
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
Under the approved bankruptcy settlement agreement discussed above, upon emergence, FES and FENOC employees ceased earning years of service under the FirstEnergy pension and OPEB plans. The emergence on February 27, 2020, triggered a remeasurement of the affected pension and OPEB plans and as a result, FirstEnergy recognized a non-cash, pre-tax pension and OPEB mark-to-market adjustment of approximately $423 million in the first quarter of 2020. The first quarter 2020 pension and OPEB mark-to-market adjustment primarily reflects a 38 bps decrease in the discount rate used to measure benefit obligations from December 31, 2019, partially offset by a slightly higher than expected return on assets. In the fourth quarter 2020, FirstEnergy recognized a $54 million pension and OPEB mark-to-market adjustment, primarily reflecting a 29 bps decrease in the discount rate used to measure benefit obligations from February 27, 2020, partially offset by higher than expected return on assets. Of the $54 million, approximately $21 million was allocated to certain of the Transmission Companies that are expected to be recovered through formula transmission rates. The annual pension and OPEB mark-to-market adjustments for the years ended December 31, 2020, 2019, and 2018 were $477 million (including the $423 million in the first quarter of 2020 described above), $676 million, and $145 million, respectively. Of these amounts, approximately $2 million and $1 million are included in discontinued operations for the years ended December 31, 2019, and 2018, respectively. Furthermore, of these annual pension and OPEB mark-to-market amounts, approximately $40 million, $47 million and $8 million were allocated to certain of the Transmission Companies and expected to be recovered through formula transmission rates, respectively.

FirstEnergy’s pension and OPEB funding policy is based on actuarial computations using the projected unit credit method. In January 2018, FirstEnergy satisfied its minimum required funding obligations to its qualified pension plan of $500 million and addressed anticipated required funding obligations through 2020 to its pension plan with an additional contribution of $750 million. On February 1, 2019, FirstEnergy made a $500 million voluntary cash contribution to the qualified pension plan. FirstEnergy expects no required contributions until 2022.
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

FirstEnergy’s assumed rate of return on pension plan assets considers historical market returns and economic forecasts for the types of investments held by the pension trusts. In 2020, FirstEnergy’s qualified pension and OPEB plan assets experienced gains of $1,225 million or 14.7%, compared to gains of $1,492 million, or 20.2% in 2019, and losses of $371 million, or (4.0)% in 2018 and assumed a 7.50% rate of return on plan assets in 2020, 2019 and 2018, which generated $651 million, $569 million and $605 million of expected returns on plan assets, respectively. The expected return on pension and OPEB assets is based on the trusts’ asset allocation targets and the historical performance of risk-based and fixed income securities. The gains or losses generated as a result of the difference between expected and actual returns on plan assets will decrease or increase future net periodic pension and OPEB cost as the difference is recognized annually in the fourth quarter of each fiscal year or whenever a plan is determined to qualify for remeasurement. The expected return on plan assets for 2021 is 7.50%.

During 2020, the Society of Actuaries published new mortality tables that include more current data than the RP-2014 tables as well as new improvement scales. An analysis of FirstEnergy pension and OPEB plan mortality data indicated the use of the Pri-2012 mortality table with projection scale MP-2020 was most appropriate. As such, the Pri-2012 mortality table with projection scale MP-2020 was utilized to determine the 2020 benefit cost and obligation as of December 31, 2020 for the FirstEnergy pension and OPEB plans. The impact of using the Pri-2012 mortality table with projection scale MP-2020 resulted in a decrease to the projected benefit obligation of approximately $74 million and $2 million for the pension and OPEB plans, respectively, and was included in the 2020 pension and OPEB mark-to-market adjustment.

Effective in 2019, FirstEnergy changed the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for pension and OPEB plans. Historically, FirstEnergy estimated these components utilizing a single, weighted average discount rate derived from the yield curve used to measure the benefit obligation. FirstEnergy has elected to use a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows, as this provides a better estimate of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This election was considered a change in estimate and, accordingly, accounted for prospectively, and did not have a material impact on FirstEnergy's financial statements.
Service costs, net of capitalization, are reported within Other operating expenses on FirstEnergy’s Consolidated Statements of Income. Non-service costs, other than the pension and OPEB mark-to-market adjustment, which is separately shown, are reported within Miscellaneous income, net, within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income.

	Pension		OPEB
Obligations and Funded Status - Qualified and Non-Qualified Plans	2020	2019	2020	2019
	(In millions)
Change in benefit obligation:
Benefit obligation as of January 1	$11,050	$9,462	$654	$608

Service cost	194	193	4	3
Interest cost	287	373	15	22
Plan participants’ contributions	—	—	4	4
Plan amendments	9	2	—	—
Special termination benefits	—	14	—	—
Medicare retiree drug subsidy	—	—	1	1
Actuarial loss	1,011	1,535	41	64
Benefits paid	(616)	(529)	(43)	(48)
Benefit obligation as of December 31	$11,935	$11,050	$676	$654

Change in fair value of plan assets:
Fair value of plan assets as of January 1	$8,395	6,984	$458	408
Actual return on plan assets	1,165	1,419	60	73
Company contributions	24	521	23	21
Plan participants’ contributions	—	—	4	4
Benefits paid	(616)	(529)	(43)	(48)
Fair value of plan assets as of December 31	$8,968	$8,395	$502	$458

Funded Status:
Qualified plan	$(2,500)	(2,203)	$—	—
Non-qualified plans	(467)	(452)	—	—
Funded Status (Net liability as of December 31)	$(2,967)	$(2,655)	$(174)	$(196)

Accumulated benefit obligation	$11,376	$10,439	$—	$—

Amounts Recognized in AOCI:
Prior service cost (credit)	$12	$24	$(39)	$(85)

Assumptions Used to Determine Benefit Obligations
(as of December 31)
Discount rate	2.67%	3.34%	2.45%	3.18%
Rate of compensation increase	4.10%	4.10%	N/A	N/A
Cash balance weighted average interest crediting rate	2.57%	2.57%	N/A	N/A

Assumed Health Care Cost Trend Rates
(as of December 31)
Health care cost trend rate assumed (pre/post-Medicare)	N/A	N/A	6.0%-5.5%	6.0%-5.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2028	2028

Allocation of Plan Assets (as of December 31)
Equity securities	23%	29%	55%	54%
Fixed Income	35%	36%	28%	30%
Hedge funds	7%	9%	—%	—%
Insurance-linked securities	4%	2%	—%	—%
Real estate funds	9%	7%	—%	—%
Private equity funds	5%	4%	—%	—%
Cash and short-term securities	17%	13%	17%	16%
Total	100%	100%	100%	100%

Components of Net Periodic Benefit Costs for the Years Ended December 31,	Pension			OPEB
	2020	2019	2018	2020	2019	2018
	(In millions)
Service cost	$194	$193	$224	$4	$3	$5
Interest cost	287	373	372	15	22	25
Expected return on plan assets	(618)	(540)	(574)	(33)	(29)	(31)
Amortization of prior service costs (credits) (1)	12	7	7	(46)	(36)	(81)
Special termination costs (2)	—	14	31	—	—	8
One-time termination benefits (3)	8	—	—	—	—	—
Pension & OPEB mark-to-market	463	656	227	14	20	(82)
Net periodic benefit costs (credits)	$346	$703	$287	$(46)	$(20)	$(156)
(1) 2020 includes the acceleration of approximately $18 million in net credits as a result of the FES Debtors’ emergence during the first quarter of 2020 and is a component of discontinued operations in FirstEnergy’s Consolidated Statements of Income.
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

Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December (1)	Pension			OPEB
	2020	2019	2018	2020	2019	2018
Service cost weighted-average discount rate (2)	3.60%/3.24%	4.66%	3.75%	3.63%/3.29%	4.67%	3.50%
Interest cost weighted-average discount rate (3)	3.27%/2.90%	4.37%	3.75%	2.71%/2.30%	3.89%	3.50%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	4.10%	4.10%	4.20%	N/A	N/A	N/A
(1)Excludes impact of pension and OPEB mark-to-market adjustment.
(2) Weighted-average discount rates effect from January 1, 2020, through February 26, 2020, were 3.60% and 3.63% for pension and OPEB service cost, respectively. Discount rates were 3.24% and 3.29% for pension and OPEB service cost, respectively, for the period February 27, 2020 through December 31, 2020.
(3) Weighted-average discount rates in effect from January 1, 2020, through February 26, 2020, were 3.27% and 2.71% for pension and OPEB interest cost, respectively. Discount rates were 2.90% and 2.30% for pension and OPEB interest cost, respectively, for the period February 27, 2020, through December 31, 2020.
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
The following tables set forth pension financial assets that are accounted for at fair value by level within the fair value hierarchy. See Note 10, "Fair Value Measurements," for a description of each level of the fair value hierarchy. There were no significant transfers between levels during 2020 and 2019.

	December 31, 2020				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$1,493	$—	$1,493	17%
Equities	1,903	162	—	2,065	23%
Fixed income:
Corporate bonds	—	2,672	—	2,672	31%
Other(3)	—	387	—	387	4%
Alternatives:
Derivatives	(13)	—	—	(13)	—%
Total (1)	$1,890	$4,714	$—	$6,604	75%

Private equity funds (2)				465	5%
Insurance-linked securities (2)				323	4%
Hedge funds (2)				645	7%
Real estate funds (2)				815	9%
Total Investments				$8,852	100%
(1)Excludes $116 million as of December 31, 2020, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.
(2)Net Asset Value used as a practical expedient to approximate fair value.
(3)Includes insurance annuities, bank loans and emerging markets debt.

	December 31, 2019				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$1,069	$—	$1,069	13%
Equities	1,532	828	—	2,360	29%
Fixed income:
Corporate bonds	—	2,064	—	2,064	25%
Other(3)	—	880	—	880	11%
Alternatives:
Derivatives	(40)	—	—	(40)	—%
Total (1)	$1,492	$4,841	$—	$6,333	78%

Private equity funds (2)				342	4%
Insurance-linked securities (2)				186	2%
Hedge funds (3)				774	9%
Real estate funds (2)				584	7%
Total Investments				$8,219	100%
(1)Excludes $176 million as of December 31, 2019, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.
(2)Net Asset Value used as a practical expedient to approximate fair value.
(3)Includes insurance annuities, bank loans and emerging markets debt.

As of December 31, 2020, and 2019, the OPEB trust investments measured at fair value were as follows:

	December 31, 2020				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$84	$—	$84	17%
Equity investment:
Domestic	283	—	—	283	55%
Fixed income:
Government bonds	—	104	—	104	20%
Corporate bonds	—	34	—	34	7%
Mortgage-backed securities (non-government)		7	—	7	1%
Total (1)	$283	$229	$—	$512	100%
(1) Excludes $(10) million as of December 31, 2020, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

	December 31, 2019				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$72	$—	$72	16%
Equity investment:
Domestic	246	—	—	246	54%
Fixed income:
Government bonds	—	100	—	100	22%
Corporate bonds	—	34	—	34	7%
Mortgage-backed securities (non-government)	—	5	—	5	1%
Total (1)	$246	$211	$—	$457	100%
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

Investment markets experienced elevated market volatility during 2020 as a result of the U.S. general election and the COVID-19 pandemic. In order to reduce the effect of market volatility on the plan's funded status and to preserve capital gains experienced during the first half of 2020, approximately $1.4 billion of return-seeking assets were sold (including approximately $800 million of equity securities) during the third quarter of 2020. These assets are expected be reinvested in return seeking investments (including equity securities) during 2021, which will more consistently align the pension and OPEB trust portfolios to the company’s target asset allocations.
FirstEnergy’s target asset allocations for its pension and OPEB trust portfolios for 2020 and 2019 are shown in the following table:

Target Asset Allocations
	2020	2019
Equities	38%	38%
Fixed income	30%	30%
Hedge funds	8%	8%
Real estate	10%	10%
Alternative investments	8%	8%
Cash	6%	6%
	100%	100%
Taking into account estimated employee future service, FirstEnergy expects to make the following benefit payments from plan assets and other payments, net of participant contributions:

		OPEB
	Pension	Benefit Payments	Subsidy Receipts
	(In millions)
2021	$579	$49	$(1)
2022	583	47	(1)
2023	598	46	(1)
2024	601	45	(1)
2025	610	44	(1)
Years 2026-2030	3,129	197	(2)
6. STOCK-BASED COMPENSATION PLANS

FirstEnergy grants stock-based awards through the ICP 2020, primarily in the form of restricted stock and performance-based restricted stock units. There are also awards currently outstanding issued through the ICP 2015 primarily in the form of restricted stock and performance-based restricted stock units. The ICP 2020 and ICP 2015 include shareholder authorization to each issue 10 million shares of common stock or their equivalent. As of December 31, 2020, approximately 13.7 million shares were available for future grants under the ICP 2020 assuming maximum performance metrics are achieved for the outstanding cycles of restricted stock units. No shares are available for future grants under ICP 2015. Shares not issued due to forfeitures or cancellations originally granted through the ICP 2015 may be added back to the ICP 2020. Shares granted under the ICP 2020 and ICP 2015 are issued from authorized but unissued common stock. Vesting periods for stock-based awards range from two to ten years, with the majority of awards having a vesting period of three years. FirstEnergy also issues stock through its 401(k) Savings Plan, EDCP, and DCPD. Currently, FirstEnergy records the compensation costs for stock-based compensation awards that will be paid in stock over the vesting period based on the fair value on the grant date. FirstEnergy accounts for forfeitures as they occur.

FirstEnergy adjusts the compensation costs for stock-based compensation awards that will be paid in cash based on changes in the fair value of the award as of each reporting date. FirstEnergy records the actual tax benefit realized from tax deductions when awards are exercised or settled. Actual income tax benefits realized during the years ended December 31, 2020, 2019 and 2018, were $20 million, $24 million and $15 million, respectively. The income tax effects of awards are recognized in the income statement when the awards vest, are settled or are forfeited.

Stock-based compensation costs and the amount of stock-based compensation costs capitalized related to FirstEnergy plans for the years ended December 31, 2020, 2019 and 2018, are included in the following tables:

	For the Years Ended December 31,
Stock-based Compensation Plan	2020	2019	2018
	(In millions)
Restricted Stock Units	$22	$73	$102
Restricted Stock	1	1	1
401(k) Savings Plan	33	33	33
EDCP & DCPD	(5)	9	7
Total	$51	$116	$143
Stock-based compensation costs capitalized	$26	$54	$60
There was no stock option expense for the years ended December 31, 2020, 2019 and 2018. Income tax benefits associated with stock-based compensation plan expense were $3 million, $10 million and $18 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Restricted stock units payable in cash provide the participant the right to receive cash based on the number of stock units set forth in the agreement and value of the equivalent number of shares of FE common stock as of the vesting date. The cash portion of the restricted stock unit award is considered a liability award, which is remeasured each period based on FE's stock price and projected performance adjustments. The liability recorded for the portion of performance-based restricted stock units payable in cash in the future as of December 31, 2020, was $16 million. During 2020, approximately $27 million was paid in relation to the cash portion of restricted stock unit obligations that vested in 2020.

The vesting period for the performance-based restricted stock unit awards granted in 2018, 2019 and 2020, were each 3 years. Dividend equivalents are received on the restricted stock units and are reinvested in additional restricted stock units and subject to the same performance conditions as the underlying award.

Restricted stock unit activity for the year ended December 31, 2020, was as follows:

Restricted Stock Unit Activity	Shares (in millions)	Weighted-Average Grant Date Fair Value (per share)
Nonvested as of January 1, 2020	2.6	$36.20
Granted in 2020	1.6	44.42
Forfeited in 2020	(0.6)	39.15
Vested in 2020(1)	(1.8)	44.40
Nonvested as of December 31, 2020	1.8	$40.25
(1) Excludes dividend equivalents of approximately 220 thousand shares earned during vesting period.

The weighted-average fair value of awards granted in 2020, 2019 and 2018 was $44.42, $41.23 and $36.78 per share, respectively. For the years ended December 31, 2020, 2019, and 2018, the fair value of restricted stock units vested was $80 million, $91 million, and $62 million, respectively. As of December 31, 2020, there was approximately $23 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted for restricted stock units, which is expected to be recognized over a period of approximately three years.

Restricted Stock

Certain employees receive awards of FE restricted stock (as opposed to "units" with the right to receive shares at the end of the restriction period) subject to restrictions that lapse over a defined period of time or upon achieving performance results. The fair value of restricted stock is measured based on the average of the high and low prices of FE common stock on the date of grant. Dividends are received on the restricted stock and are reinvested in additional shares of restricted stock, subject to the vesting conditions of the underlying award. Restricted stock activity for the year ended December 31, 2020, was not material.

Stock Options

Stock options have been granted to certain employees allowing them to purchase a specified number of common shares at a fixed exercise price over a defined period of time. Stock options generally expire ten years from the date of grant. There were no stock options granted in 2020. Stock option activity for the year ended December 31, 2020 was as follows:

Stock Option Activity	Number of Shares (in millions)	Weighted Average Exercise Price (per share)
Balance, January 1, 2020 (all options exercisable)	0.1	$37.75
Options exercised	—	—
Options forfeited	(0.1)	37.75
Balance, December 31, 2020 (all options exercisable)	—	$—

Approximately $23 million and $12 million of cash was received from the exercise of stock options in 2019 and 2018, respectively.
401(k) Savings Plan

In 2020 and 2019, approximately 1 million shares of FE common stock, respectively, were issued and contributed to participants' accounts.

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

DCPD

Under the DCPD, members of FE's Board of Directors can elect to defer all or a portion of their equity retainers to a deferred stock account and their cash retainers to deferred stock or deferred cash accounts. The net liability recognized for DCPD of approximately $7 million and $9 million as of December 31, 2020 and December 31, 2019, respectively, is included in the caption “Retirement benefits,” on the Consolidated Balance Sheets.
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

FE and its subsidiaries are party to an intercompany income tax allocation agreement that provides for the allocation of consolidated tax liabilities. Net tax benefits attributable to FE, excluding any tax benefits derived from interest expense associated with acquisition indebtedness from the merger with GPU, are reallocated to the subsidiaries of FE that have taxable income. That allocation is accounted for as a capital contribution to the company receiving the tax benefit. Effective as of their emergence from bankruptcy, February 27, 2020, the FES Debtors no longer are part of FirstEnergy's consolidated federal income tax group or the intercompany income tax allocation agreement. Upon emergence, FirstEnergy paid the FES Debtors

$125 million to settle all reconciliations under the Intercompany Tax Allocation Agreement for 2018, 2019 and 2020 tax years, including all issues regarding nondeductible interest.

On March 27, 2020, President Trump signed into law the CARES Act, an economic stimulus package in response to the COVID-19 pandemic containing several corporate income tax provisions, including making remaining AMT credits immediately refundable; providing a 5-year carryback of NOLs generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. FirstEnergy has applied for refund of its remaining approximately $18 million refundable AMT credits. FirstEnergy does not expect to generate additional income tax refunds from the carryback of NOLs and expects interest to be fully deductible in the 2020 consolidated federal income tax return and going forward. FirstEnergy does not currently expect the other provisions of the CARES Act to have a material effect on current income tax expense or the realizability of deferred income tax assets.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021, an additional stimulus package providing financial relief for individuals and small businesses. The Appropriations Act contains a variety of tax provisions, including full expensing of business meals in 2021 and 2022, extensions of various energy tax incentives (including the ITC), and expansion of the employee retention tax credit. FirstEnergy does not currently expect the Appropriations Act to have a material tax impact.

On July 28, 2020, the IRS issued final regulations implementing interest expense deduction limitation rules under section 163(j) of the Internal Revenue Code. The final regulations changed certain rules on the computation of interest expense and limitation amount, as well as rules relevant to status as a regulated utility business and the allocation of consolidated group interest expense between utility and non-utility businesses. After reviewing the final regulations, FirstEnergy recorded a true-up to prior years’ reserve estimates during the third quarter of 2020, which did not have a material impact to FirstEnergy’s income statement. On January 6, 2021, the IRS released an additional set of final regulations under Section 163(j) primarily addressing partnership, real estate, and certain controlled foreign corporation issues, which do not materially impact FirstEnergy.

	For the Years Ended December 31,
INCOME TAXES(1)	2020	2019	2018
	(In millions)
Currently payable (receivable)-
Federal (2)	$(14)	$(16)	$(16)
State(3)	21	24	17
	7	8	1
Deferred, net-
Federal(4)	171	150	252
State(5)	(38)	60	243
	133	210	495

Investment tax credit amortization	(14)	(5)	(6)
Total income taxes	$126	$213	$490
(1)Income Taxes on Income from Continuing Operations.
(2)Excludes $6 million of federal tax expense associated with discontinued operations for the year ended December 31, 2020.
(3)Excludes $1 million of state tax expense associated with discontinued operations for the year ended December 31, 2018.
(4)Excludes $66 million, $9 million and $1.3 billion of federal tax benefit associated with discontinued operations for the years ended December 31, 2020, 2019 and 2018, respectively.
(5)Excludes $1 million, $4 million and $12 million of state tax expense associated with discontinued operations for the years ended December 31, 2020, 2019 and 2018, respectively.

FirstEnergy tax rates are affected by permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period but are not consistent from period to period. The following tables provide a reconciliation of federal income tax expense (benefit) at the federal statutory rate to the total income taxes (benefits) for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
	(In millions)

Income from Continuing Operations, before income taxes	$1,129	$1,117	$1,512
Federal income tax expense at statutory rate (21%)	$237	$235	$318
Increases (reductions) in taxes resulting from-
State income taxes, net of federal tax benefit	75	96	90
AFUDC equity and other flow-through	(38)	(36)	(31)
Amortization of investment tax credits	(14)	(5)	(5)
Remeasurement of deferred taxes	—	—	24
WV unitary group remeasurement	—	—	126
Excess deferred tax amortization due to the Tax Act	(56)	(74)	(60)
TMI-2 reversal of tax regulatory liabilities	(40)	—	—
Uncertain tax positions	(1)	(11)	2
Valuation allowances	(49)	5	21
Other, net	12	3	5
Total income taxes	$126	$213	$490
Effective income tax rate	11.2%	19.1%	32.4%

FirstEnergy's effective tax rate on continuing operations for 2020 and 2019 was 11.2% and 19.1%, respectively. The change in effective tax rate was primarily due to a $52 million reduction in valuation allowances from the recognition of deferred gains on prior intercompany generation asset transfers triggered by the FES Debtors’ emergence from bankruptcy and deconsolidation from FirstEnergy’s consolidated federal income tax group in the first quarter of 2020, a $10 million benefit from accelerated amortization of certain investment tax credits in the second quarter of 2020, and a $40 million benefit related to reversals of certain tax regulatory liabilities resulting from the transfer of TMI-2. See Note 3, “Discontinued Operations,” for other tax matters relating to the FES Bankruptcy that were recognized in discontinued operations.
Accumulated deferred income taxes as of December 31, 2020 and 2019, are as follows:

	As of December 31,
	2020	2019
	(In millions)
Property basis differences	$5,396	$5,037
Pension and OPEB	(769)	(698)
TMI-2 nuclear decommissioning	—	89
AROs	(28)	(226)
Regulatory asset/liability	440	445
Deferred compensation	(165)	(154)
Estimated worthless stock deduction	—	(1,007)
Loss carryforwards and AMT credits	(1,995)	(836)
Valuation reserve	496	441
All other	(280)	(242)
Net deferred income tax liability	$3,095	$2,849

FirstEnergy has recorded as deferred income tax assets the effect of Federal NOLs and tax credits that will more likely than not be realized through future operations and through the reversal of existing temporary differences. As of December 31, 2020, FirstEnergy's loss carryforwards primarily consisted of $6.8 billion ($1.4 billion, net of tax) of Federal NOL carryforwards that will begin to expire in 2031.

The table below summarizes pre-tax NOL carryforwards and their respective anticipated expirations for state and local income tax purposes of approximately $12.4 billion ($540 million, net of tax) for FirstEnergy, of which approximately $3.8 billion ($155 million, net of tax) is expected to be utilized based on current estimates and assumptions. The ultimate utilization of these NOLs may be impacted by statutory limitations on the use of NOLs imposed by state and local tax jurisdictions, changes in statutory tax rates, and changes in business which, among other things, impact both future profitability and the manner in which future taxable income is apportioned to various state and local tax jurisdictions.

Expiration Period	State	Local
	(In millions)
2021-2025	$2,253	$4,353
2026-2030	1,447	—
2031-2035	1,152	—
2036-2040	1,087	—
Indefinite	2,091	—
	$8,030	$4,353

The following table summarizes the changes in valuation allowances on federal, state and local DTAs related to disallowed interest and certain employee remuneration, in addition to state and local NOLs discussed above for the years ended December 31, 2020, 2019 and 2018:

(In millions)	2020	2019	2018

Beginning of year balance	$441	$394	$312
Charged to income	55	47	82
Charged to other accounts	—	—	—
Write-offs	—	—	—
End of year balance	$496	$441	$394

FirstEnergy accounts for uncertainty in income taxes recognized in its financial statements. A recognition threshold and measurement attribute are utilized for financial statement recognition and measurement of tax positions taken or expected to be taken on the tax return. As of December 31, 2020, and 2019, FirstEnergy's total unrecognized income tax benefits were approximately $139 million and $164 million, respectively. The change in unrecognized income tax benefits from the prior year is primarily attributable to a decrease of approximately $21 million for reserves on the estimated worthless stock deduction (see Note 3, "Discontinued Operations," for further discussion), as well as decreases of $2 million for an effective settlement with certain state taxing authorities and $2 million due to the lapse in statute in certain state taxing jurisdictions. If ultimately recognized in future years, approximately $121 million of unrecognized income tax benefits would impact the effective tax rate.

As of December 31, 2020, it is reasonably possible that approximately $57 million of unrecognized tax benefits may be resolved during 2021 as a result of settlements with taxing authorities or the statute of limitations expiring, of which $55 million would affect FirstEnergy's effective tax rate.

The following table summarizes the changes in unrecognized tax positions for the years ended December 31, 2020, 2019 and 2018:

(In millions)
Balance, January 1, 2018	$80
Current year increases	125
Prior year decreases	(45)
Decrease for lapse in statute	(2)
Balance, December 31, 2018	$158
Current year increases	22
Prior year decreases	(12)
Decrease for lapse in statute	(4)
Balance, December 31, 2019	$164
Current year increases	7
Prior years decreases	(28)
Decrease for lapse in statute	(2)
Effectively settled with taxing authorities	(2)
Balance, December 31, 2020	$139

FirstEnergy recognizes interest expense or income and penalties related to uncertain tax positions in income taxes by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken, or expected to be taken, on the tax return. FirstEnergy's recognition of net interest associated with unrecognized tax benefits in 2020, 2019 and 2018, was not material. For the years ended December 31, 2020 and 2019, the cumulative net interest payable recorded by FirstEnergy was not material.

FirstEnergy has tax returns that are under review at the audit or appeals level by the IRS and state taxing authorities. Tax years 2018 and 2019 are currently under review by the IRS. FirstEnergy's tax returns for some state jurisdictions are open from 2009-2019.

General Taxes

General tax expense for the years ended December 31, 2020, 2019 and 2018, recognized in continuing operations is summarized as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(In millions)
KWH excise	$183	$191	$198
State gross receipts	182	185	192
Real and personal property	541	504	478
Social security and unemployment	112	100	103
Other	28	28	22
Total general taxes	$1,046	$1,008	$993
8. LEASES

FirstEnergy primarily leases vehicles as well as building space, office equipment, and other property and equipment under cancellable and non-cancelable leases. FirstEnergy does not have any material leases in which it is the lessor.

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

Leases with an initial term of 12 months or less are recognized as lease expense on a straight-line basis over the lease term and not recorded on the balance sheet. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 40 years, and certain leases include options to terminate. The exercise of lease renewal options is at FirstEnergy’s sole discretion. Renewal options are included within the lease liability if they are reasonably certain based on various factors relative to the contract. Certain leases also include options to purchase the leased property. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. FirstEnergy’s lease agreements do not contain any material restrictive covenants.

For vehicles leased under master lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. As of December 31, 2020, the maximum potential loss for these lease agreements at the end of the lease term is approximately $16 million.

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

	For the Year Ended December 31, 2020
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs (1)	$35	$8	$17	$60

Finance lease costs:
Amortization of right-of-use assets	14	—	1	15
Interest on lease liabilities	2	3	—	5
Total finance lease cost	16	3	1	20
Total lease cost	$51	$11	$18	$80
(1) Includes $17 million of short-term lease costs.

	For the Year Ended December 31, 2019
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs (1)	$28	$9	$12	$49

Finance lease costs:
Amortization of right-of-use assets	15	1	1	17
Interest on lease liabilities	3	3	—	6
Total finance lease cost	18	4	1	23
Total lease cost	$46	$13	$13	$72
(1) Includes $13 million of short-term lease costs.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended,
(In millions)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44	$29
Operating cash flows from finance leases	4	5
Finance cash flows from finance leases	15	25

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$67	$83
Finance leases	—	3

Lease terms and discount rates were as follows:

	As of December 31, 2020	As of December 31, 2019
Weighted-average remaining lease terms (years)
Operating leases	8.55	9.42
Finance leases	7.74	4.62

Weighted-average discount rate (1)
Operating leases	4.21%	4.51%
Finance leases	11.58%	10.45%
(1) When an implicit rate is not readily determinable, an incremental borrowing rate is utilized, determining the present value of lease payments. The rate is determined based on expected term and information available at the commencement date.

Supplemental balance sheet information related to leases was as follows:

		As of December 31,
(In millions)	Financial Statement Line Item	2020	2019

Assets
Operating lease (1)	Deferred charges and other assets	$265	$231
Finance lease (2)	Property, plant and equipment	57	73
Total leased assets		$322	$304

Liabilities
Current:
Operating	Other current liabilities	$42	$32
Finance	Currently payable long-term debt	14	15

Noncurrent:
Operating	Other noncurrent liabilities	263	241
Finance	Long-term debt and other long-term obligations	31	45
Total leased liabilities		$350	$333
(1) Operating lease assets are recorded net of accumulated amortization of $51 million and $23 million as of December 31, 2020 and 2019, respectively.
(2) Finance lease assets are recorded net of accumulated amortization of $96 million and $90 million as of December 31, 2020 and 2019, respectively.

Maturities of lease liabilities as of December 31, 2020, were as follows:

(In millions)	Operating Leases	Finance Leases	Total
2021	$50	$18	$68
2022	49	15	64
2023	46	8	54
2024	38	4	42
2025	36	4	40
Thereafter	147	12	159
Total lease payments (1)	366	61	427
Less imputed interest	61	16	77
Total net present value	$305	$45	$350
(1) Operating lease payments for certain leases are offset by sublease receipts of $11 million over 12 years.

As of December 31, 2020, additional operating leases agreements, primarily for vehicles, that have not yet commenced are $14 million. These leases are expected to commence within the next 18 months with lease terms of 5 to 10 years.

9. INTANGIBLE ASSETS

As of December 31, 2020, intangible assets classified in Other Deferred Charges on FirstEnergy’s Consolidated Balance Sheets include the following:

	Intangible Assets			Amortization Expense
				Actual	Estimated
(In millions)	Gross	Accumulated Amortization	Net	2020	2021	2022	2023	2024	2025	Thereafter
NUG contracts(1)	$124	$51	$73	$5	$5	$5	$5	$5	$5	$48
Coal contracts(2)	102	102	—	2	—	—	—	—	—	—
	$226	$153	$73	$7	$5	$5	$5	$5	$5	$48
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

For investments reported at NAV where there is no readily determinable fair value, a practical expedient is available that allows the NAV to approximate fair value. Investments that use NAV as a practical expedient are excluded from the requirement to be categorized within the fair value hierarchy tables. Instead, these investments are reported outside of the fair value hierarchy tables to assist in the reconciliation of investment balances reported in the tables to the balance sheet. FirstEnergy has elected the NAV practical expedient for investments in private equity funds, insurance-linked securities, hedge funds (absolute return) and real estate funds held within the pension plan. See Note 5, "Pension And Other Post-Employment Benefits" for the pension financial assets accounted for at fair value by level within the fair value hierarchy.

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of December 31, 2020, from those used as of December 31, 2019. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Corporate debt securities	$—	$—	$—	$—	$—	$135	$—	$135
Derivative assets FTRs(1)	—	—	3	3	—	—	4	4
Equity securities	2	—	—	2	2	—	—	2
U.S. state debt securities	—	276	—	276	—	271	—	271
Other(2)	1,734	41	—	1,775	627	789	—	1,416
Total assets	$1,736	$317	$3	$2,056	$629	$1,195	$4	$1,828

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$—	$—	$—	$—	$(1)	$(1)
Derivative liabilities NUG contracts(1)	—	—	—	—	—	—	(16)	(16)
Total liabilities	$—	$—	$—	$—	$—	$—	$(17)	$(17)

Net assets (liabilities)(3)	$1,736	$317	$3	$2,056	$629	$1,195	$(13)	$1,811
(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2)Primarily consists of short-term cash investments.
(3)Excludes $1 million and $(16) million as of December 31, 2020, and December 31, 2019, respectively, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the years ended December 31, 2020 and December 31, 2019:

	NUG Contracts(1)			FTRs(1)
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2019 Balance	$—	$(44)	$(44)	$10	$(1)	$9
Unrealized gain (loss)	—	(11)	(11)	(1)	—	(1)
Purchases	—	—	—	6	(4)	2
Settlements	—	39	39	(11)	4	(7)
December 31, 2019 Balance	$—	$(16)	$(16)	$4	$(1)	$3
Unrealized gain (loss)	—	(3)	(3)	(3)	—	(3)
Purchases	—	—	—	7	(2)	5
Settlements	—	19	19	(5)	3	(2)
December 31, 2020 Balance	$—	$—	$—	$3	$—	$3
(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs contracts that are classified as Level 3 in the fair value hierarchy for the year ended December 31, 2020:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range			Weighted Average	Units
FTRs	$3	Model	RTO auction clearing prices	$0.40	to	$2.20	$1.10	Dollars/MWH

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

Generally, unrealized gains and losses on equity securities are recognized in income whereas unrealized gains and losses on AFS debt securities are recognized in AOCI. However, the NDTs of JCP&L, ME and PN are subject to regulatory accounting with all gains and losses on equity and AFS debt securities offset against regulatory assets. On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. With the receipt of all required regulatory approvals, the transaction was consummated, including the transfer of external trusts for the decommissioning and environmental remediation of TMI-2, on December 18, 2020. Please see Note 15, "Commitments, Guarantees and Contingencies," for further information.

Nuclear Decommissioning and Nuclear Fuel Disposal Trusts

JCP&L holds debt securities within the nuclear fuel disposal trust, which are classified as AFS securities, recognized at fair market value.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in NDT and nuclear fuel disposal trusts as of December 31, 2020 and December 31, 2019:

	December 31, 2020(1)				December 31, 2019(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value(3)
	(In millions)

Debt securities	$275	$7	$(6)	$276	$403	$9	$(11)	$401
(1)Excludes short-term cash investments of $9 million.
(2)Excludes short-term cash investments of $751 million, of which $747 million is classified as held for sale.
(3)Includes $135 million classified as held for sale as of December 31, 2019.

Proceeds from the sale of investments in equity and AFS debt securities, realized gains and losses on those sales and interest and dividend income for the years ended December 31, 2020, 2019 and 2018, were as follows:

	For the Years Ended December 31,
	2020	2019(1)	2018(1)
	(In millions)
Sale Proceeds	$186	$1,637	$800
Realized Gains	12	98	41
Realized Losses	(8)	(31)	(48)
Interest and Dividend Income	22	38	41
    (1) Excludes amounts classified as discontinued operations.

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Other investments were $322 million and $299 million as of December 31, 2020 and December 31, 2019, respectively, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
	(In millions)
Carrying Value (1)	$22,377	$20,066
Fair Value	25,465	22,928
(1) The carrying value as of December 31, 2020, includes $3,425 million of debt issuances and $1,114 million of redemptions that occurred during 2020.

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of December 31, 2020 and December 31, 2019.
11. CAPITALIZATION
COMMON STOCK

Retained Earnings and Dividends

As of December 31, 2020, FirstEnergy had an accumulated deficit of $2.9 billion. Dividends declared in 2020 and 2019 were $1.56 and $1.53 per share, respectively. Dividends of $0.39 per share and $0.38 per share were paid in the first, second, third and fourth quarters in 2020 and 2019, respectively. On December 15, 2020, the Board of Directors declared a quarterly dividend of $0.39 per share to be paid from OPIC in the first quarter of 2021. The amount and timing of all dividend declarations are subject to the discretion of the Board of Directors and its consideration of business conditions, results of operations, financial condition and other factors.

In addition to paying dividends from retained earnings, OE, CEI, TE, Penn, JCP&L, ME and PN have authorization from FERC to pay cash dividends to FirstEnergy from paid-in capital accounts, as long as their FERC-defined equity-to-total-capitalization ratio remains above 35%. In addition, AGC has authorization from FERC to pay cash dividends to its parent from paid-in capital accounts, as long as its FERC-defined equity-to-total-capitalization ratio remains above 45%. The articles of incorporation, indentures, regulatory limitations and various other agreements relating to the long-term debt of certain FirstEnergy subsidiaries contain provisions that could further restrict the payment of dividends on their common stock. None of these provisions materially restricted FirstEnergy’s subsidiaries’ abilities to pay cash dividends to FE as of December 31, 2020.

Common Stock Issuance

FE issued approximately 2 million shares of common stock in 2020, 3 million shares of common stock in 2019 and 3.2 million shares of common stock in 2018 to registered shareholders and its directors and the employees of its subsidiaries under its Stock Investment Plan and certain share-based benefit plans.

Additionally, on January 22, 2018, FE entered into a Common Stock Purchase Agreement for the private placement of 30,120,482 shares of FE’s common stock, par value $0.10 per share, representing an investment of $850 million ($3 million of common shares and $847 million of OPIC). Please see below for information on preferred stock converted into shares of common stock during 2018 and 2019.

PREFERRED AND PREFERENCE STOCK

FirstEnergy and the Utilities were authorized to issue preferred stock and preference stock as of December 31, 2020, as follows:

	Preferred Stock		Preference Stock
	Shares Authorized	Par Value	Shares Authorized	Par Value
FE	5,000,000	$100
OE	6,000,000	$100	8,000,000	no par
OE	8,000,000	$25
Penn	1,200,000	$100
CEI	4,000,000	no par	3,000,000	no par
TE	3,000,000	$100	5,000,000	$25
TE	12,000,000	$25
JCP&L	15,600,000	no par
ME	10,000,000	no par
PN	11,435,000	no par
MP	940,000	$100
PE	10,000,000	$0.01
WP	32,000,000	no par
As of December 31, 2020 and 2019, there were no preferred stock or preference stock outstanding.

Preferred Stock Issuance

In January of 2018, FE entered into a Preferred Stock Purchase Agreement for the private placement of 1,616,000 shares of mandatorily convertible preferred stock, designated as the Series A Convertible Preferred Stock, par value $100 per share, representing an investment of nearly $1.62 billion ($162 million of mandatorily convertible preferred stock and $1.46 billion of OPIC).

During 2018, 911,411 shares of preferred stock were converted into 33,238,910 shares of common stock at the option of the preferred stockholders. During 2019, the remaining 704,589 shares of preferred stock were converted into 25,696,168 shares of common stock at the option of the preferred stockholders.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

The following tables present outstanding long-term debt and finance lease obligations for FirstEnergy as of December 31, 2020 and 2019:

	As of December 31, 2020		As of December 31,
(Dollar amounts in millions)	Maturity Date	Interest Rate	2020	2019

FMBs and secured notes - fixed rate	2021-2059	2.670% - 8.250%	$4,802	$4,741
Unsecured notes - fixed rate	2022-2050	1.600% - 7.375%	17,575	14,575
Unsecured notes - variable rate			—	750
Finance lease obligations			45	60
Unamortized debt discounts			(34)	(33)
Unamortized debt issuance costs			(118)	(103)
Unamortized fair value adjustments			7	8
Currently payable long-term debt			(146)	(380)
Total long-term debt and other long-term obligations			$22,131	$19,618

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

Securitized Bonds

Environmental Control Bonds

The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of December 31, 2020 and 2019, $300 million and $333 million of environmental control bonds were outstanding, respectively.

Transition Bonds

In August 2006, JCP&L Transition Funding II sold transition bonds to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS. JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy’s Consolidated Balance Sheets. The transition bonds are the sole obligations of JCP&L Transition Funding II and are collateralized by its equity and assets, which consist primarily of bondable transition property. As of December 31, 2020 and 2019, $9 million and $25 million of the transition bonds were outstanding, respectively.

Phase-In Recovery Bonds

In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. In the aggregate, the Ohio Companies are entitled to annual servicing fees of $445 thousand that are recoverable through the usage-based charges. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of December 31, 2020 and 2019, $245 million and $268 million of the phase-in recovery bonds were outstanding, respectively.

Other Long-term Debt

The Ohio Companies and Penn each have a first mortgage indenture under which they can issue FMBs secured by a direct first mortgage lien on substantially all of their property and franchises, other than specifically excepted property.

Based on the amount of FMBs authenticated by the respective mortgage bond trustees as of December 31, 2020, the sinking fund requirement for all FMBs issued under the various mortgage indentures was zero.

The following table presents scheduled debt repayments for outstanding long-term debt, excluding finance leases, fair value purchase accounting adjustments and unamortized debt discounts and premiums, for the next five years as of December 31, 2020. PCRBs that are scheduled to be tendered for mandatory purchase prior to maturity are reflected in the applicable year in which such PCRBs are scheduled to be tendered.

Year
(In millions)
2021	$132
2022	$1,143
2023	$1,194
2024	$1,246
2025	$2,023

Certain PCRBs allow bondholders to tender their PCRBs for mandatory purchase prior to maturity. As of December 31, 2020, MP has a $74 million PCRB classified as current portion of long-term debt, which the debt holders may exercise their right to tender in 2021.

Debt Covenant Default Provisions

FirstEnergy has various debt covenants under certain financing arrangements, including its revolving credit facilities and term loans. The most restrictive of the debt covenants relate to the nonpayment of interest and/or principal on such debt and the maintenance of certain financial ratios. The failure by FirstEnergy to comply with the covenants contained in its financing arrangements could result in an event of default, which may have an adverse effect on its financial condition. As of December 31, 2020, FirstEnergy remains in compliance with all debt covenant provisions.

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
12. SHORT-TERM BORROWINGS AND BANK LINES OF CREDIT

FirstEnergy had $2.2 billion and $1.0 billion of short-term borrowings as of December 31, 2020 and 2019, respectively.

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

On November 17, 2020, FE and the Utilities and FET and certain of its subsidiaries entered into amendments to the FE credit facility and the FET credit facility, respectively. The amendments provide for modifications and/or waivers of: (i) certain representations and warranties, and (ii) certain affirmative and negative covenants, contained therein, which allowed FirstEnergy to regain compliance with such provisions. In addition, among other things, the amendment to the FE credit facility reduces the sublimit applicable to FE to $1.5 billion, and the amendments increased certain tiers of pricing applicable to borrowings under the credit facilities.

On November 23, 2020, FE and its regulated distribution subsidiaries, JCP&L, ME, Penn, TE and WP, borrowed $950 million in the aggregate under the FE Revolving Facility, bringing the outstanding principal balance under the FE Revolving Facility to $1.2 billion, with $1.3 billion of remaining availability under the FE Revolving Facility. On November 23, 2020, FET and its regulated transmission subsidiary, ATSI, borrowed $1 billion in the aggregate under the FET Revolving Facility, bringing the outstanding principal balance under the FET Revolving Facility to $1 billion, with no remaining availability under the FET Revolving Facility. FE, FET and certain of their respective subsidiaries increased their borrowings under the Revolving Facilities as a proactive measure to increase their respective cash positions and preserve financial flexibility. As of December 31, 2020, available liquidity under the FE revolving credit facility was $1,296 million (reflecting $4 million of LOCs issued under various terms) and there was no available liquidity under the FET revolving credit facility.

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

As of December 31, 2020, the borrowers were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the respective Facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in 2020 was 0.89% per annum for the regulated companies’ money pool and 1.19% per annum for the unregulated companies’ money pool.

Weighted Average Interest Rates

The weighted average interest rates on short-term borrowings outstanding, including borrowings under the FirstEnergy Money Pools, as of December 31, 2020 and 2019, were 1.86% and 2.88%, respectively.
13. ASSET RETIREMENT OBLIGATIONS

FirstEnergy has recognized applicable legal obligations for AROs and their associated cost, including reclamation of sludge disposal ponds, closure of coal ash disposal sites, underground and above-ground storage tanks and wastewater treatment lagoons. In addition, FirstEnergy has recognized conditional retirement obligations, primarily for asbestos remediation.

As contemplated under the FES Bankruptcy settlement agreement, AE Supply entered into an agreement on December 31, 2018, to transfer the 1,300 MW Pleasants Power Station and related assets to FG, while retaining certain specified liabilities. Under the terms of the agreement, FG acquired the economic interests in Pleasants as of January 1, 2019, and AE Supply operated Pleasants until ownership was transferred on January 30, 2020. AE Supply will continue to provide access to the McElroy's Run CCR impoundment facility, which was not transferred, and FE will provide guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR impoundment facility. Please see Note 15, "Commitments, Guarantees and Contingencies," for further information.

The following table summarizes the changes to the ARO balances during 2020 and 2019:

ARO Reconciliation	(In millions)

Balance, January 1, 2019	$812
Liabilities settled	(2)
Accretion	46
Balance, December 31, 2019 (1)	$856
Liabilities settled (2)	(744)
Accretion	47
Balance, December 31, 2020	$159
(1) Includes $691 million related to TMI-2 classified as held for sale for the year ended December 31, 2019.
(2) Includes $726 million related to the closing of the asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. See Note 15, "Commitments, Guarantees and Contingencies," for further information.
14. REGULATORY MATTERS

STATE REGULATION

Each of the Utilities' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the states in which it operates - in Maryland by the MDPSC, in New Jersey by the NJBPU, in Ohio by the PUCO, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC. The transmission operations of PE in Virginia, ATSI in Ohio, and the Transmission Companies in Pennsylvania are subject to certain regulations of the VSCC, PUCO and PPUC, respectively. In addition, under Ohio law, municipalities may regulate rates of a public utility, subject to appeal to the PUCO if not acceptable to the utility. Further, if any of the FirstEnergy affiliates were to engage in the construction of significant new transmission facilities, depending on the state, they may be required to obtain state regulatory authorization to site, construct and operate the new transmission facility.

The following table summarizes the key terms of base distribution rate orders in effect for the Utilities as of December 31, 2020:

Company	Rates Effective	Allowed Debt/Equity	Allowed ROE
CEI	May 2009	51% / 49%	10.5%
ME(1)	January 2017	48.8% / 51.2%	Settled(2)
MP	February 2015	54% / 46%	Settled(2)
JCP&L(3)	January 2017	55% / 45%	9.6%
OE	January 2009	51% / 49%	10.5%
PE (West Virginia)	February 2015	54% / 46%	Settled(2)
PE (Maryland)	March 2019	47% / 53%	9.65%
PN(1)	January 2017	47.4% / 52.6%	Settled(2)
Penn(1)	January 2017	49.9% / 50.1%	Settled(2)
TE	January 2009	51% / 49%	10.5%
WP(1)	January 2017	49.7% / 50.3%	Settled(2)
(1) Reflects filed debt/equity as final settlement/orders do not specifically include capital structure.
(2) Commission-approved settlement agreements did not disclose ROE rates.
(3) On October 28, 2020, the NJBPU approved JCP&L's distribution rate case settlement with an allowed ROE of 9.6% and a 48.56% debt / 51.44% equity capital structure. Rates are effective for customers on November 1, 2021, but beginning January 1, 2021, JCP&L will offset the impact to customers' bills by amortizing an $86 million regulatory liability.

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

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2018-2020 and 2021-2023 EmPOWER Maryland program cycles, to the extent the MDPSC determines that cost-effective programs and services are available. PE's approved 2018-2020 EmPOWER Maryland plan continues and expands upon prior years' programs, and adds new programs, for a projected total cost of $116 million over the three-year period. PE recovers program costs through an annually reconciled surcharge, with most costs subject to a five-year amortization. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE. On September 1, 2020, PE filed its proposed plan for the 2021-2023 EmPOWER Maryland program cycle. The new plan largely continues PE’s existing programs and is estimated to cost approximately $148 million over the three-year period. The MDPSC approved the plan on December 18, 2020.

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

On August 24, 2018, PE filed a base rate case with the MDPSC, which it supplemented on October 22, 2018, to update the partially forecasted test year with a full twelve months of actual data. The rate case requested an annual increase in base distribution rates of $19.7 million, plus creation of an EDIS to fund four enhanced service reliability programs. In responding to discovery, PE revised its request for an annual increase in base rates to $17.6 million. The proposed rate increase reflected $7.3 million in annual savings for customers resulting from the recent federal tax law changes. On March 22, 2019, the MDPSC issued a final order that approved a rate increase of $6.2 million, approved three of the four EDIS programs for four years, directed PE to file a new depreciation study within 18 months, and ordered the filing of a new base rate case in four years to correspond to the ending of the approved EDIS programs. On September 22, 2020, PE filed its depreciation study reflecting a depreciation expense of $36.2 million, which represented a slight increase, and as a result, is seeking difference in depreciation be deferred for future recovery in PE’s next base rate case. The MDPSC has set the matter for hearing and delegated it to a public utility law judge. On November 6, 2020, an order was issued scheduling evidentiary hearings in April 2021. On January 29, 2021, the Maryland Office of People's Counsel filed testimony recommending a reduction in depreciation expense of $10.8 million, and the staff of the MDPSC filed testimony recommending a reduction of $9.6 million. PE's rebuttal testimony is due on March 2, 2021.

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

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to ratepayers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation, which were published in the NJ Register in the first quarter of 2018. JCP&L filed comments supporting the proposed rulemaking. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey. Oral Argument is scheduled for March 10, 2021. JCP&L is contesting this appeal but is unable to predict the outcome of this matter.

Also, in December 2017, the NJBPU approved its IIP rulemaking. The IIP creates a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing components that enhance reliability, resiliency, and/or safety. On May 8, 2019, the NJBPU approved a stipulation of settlement submitted by JCP&L, Rate Counsel, NJBPU staff and New Jersey Large Energy Users Coalition to implement JCP&L’s infrastructure plan, JCP&L Reliability Plus. The plan provides that JCP&L will invest up to approximately $97 million in capital investments beginning on June 1, 2019 through December 31, 2020, to enhance the reliability and resiliency of JCP&L’s distribution system and reduce the frequency and duration of power outages. JCP&L shall seek recovery of the capital investment through an accelerated cost recovery mechanism, provided for in the rules, that includes a revenue adjustment calculation and a process for two rate adjustments. The NJBPU approved adjusted rates that took effect on March 1, 2020. As further discussed below, JCP&L will recover the IIP capital investments, which totaled $97 million, as part of its distribution base rate case.

On February 18, 2020, JCP&L submitted a filing with the NJBPU requesting a distribution base rate increase of $186.9 million on an annual basis, which represents an overall average increase in JCP&L rates of 7.8%. The filing seeks to recover certain costs associated with providing safe and reliable electric service to JCP&L customers, along with recovery of previously incurred storm costs. JCP&L proposed a rate effective date of March 19, 2020. The NJBPU issued orders suspending JCP&L’s proposed rates until November 19, 2020. JCP&L filed updates to the requested distribution base rate in both June and July 2020, resulting in JCP&L seeking a total annual distribution base rate increase of approximately $185 million. On October 16, 2020, the parties submitted a stipulation of settlement to the administrative law judge, providing for, among other things, a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which will become effective for customers on November 1, 2021. Until the rates become effective, and starting on January 1, 2021, JCP&L is permitted to amortize an existing regulatory liability totaling approximately $86 million to offset the base rate increase that otherwise would have occurred in this period. The parties also agreed that the actual net gain from the sale of JCP&L’s interest in the Yards Creek pumped-storage hydro generation facility in New Jersey (210 MWs), as further discussed below, shall be applied to reduce JCP&L’s existing regulatory asset for previously deferred storm costs. Lastly, the parties agreed that $95.1 million of Reliability Plus capital investment for projects through December 31, 2020 is included in rate base effective December 31, 2020, with a final prudence review of only those capital investment projects from July 1, 2020 through December 31, 2020 to occur in January 2021. On October 22, 2020, the administrative law judge entered an initial decision adopting the settlement. On October 28, 2020, the NJBPU approved the settlement and directed an upcoming management audit for JCP&L. On January 4, 2021, JCP&L submitted its review of storm costs as required under the stipulation of settlement. On January 15, 2021, JCP&L filed a written report for its Reliability Plus projects placed in service from July 1, 2020 through December 31, 2020, also as required under the stipulation of settlement.

On April 6, 2020, JCP&L signed an asset purchase agreement with Yards Creek Energy, LLC, a subsidiary of LS Power to sell its 50% interest in the Yards Creek pumped-storage hydro generation facility. Subject to terms and conditions of the agreement, the base purchase price is $155 million. On July 31, 2020, FERC approved the transfer of JCP&L’s interest in the hydroelectric operating license. On October 8, 2020, FERC issued an order authorizing the transfer of JCP&L’s ownership interest in the hydroelectric facilities. On October 28, 2020, the NJBPU approved the sale of Yards Creek. Completion of the transaction is subject to several closing conditions; there can be no assurance that all closing conditions will be satisfied or that the transaction will be consummated. JCP&L currently anticipates closing of the transaction to occur during the first quarter of 2021. Assets held for sale on FirstEnergy’s Consolidated Balance Sheets associated with the transaction consist of property, plant and equipment of $45 million, which is included in the regulated distribution segment.

On August 27, 2020, JCP&L filed an AMI Program with the NJBPU, which proposes the deployment of approximately 1.2 million advanced meters over a three-year period beginning on January 1, 2023, at a total cost of approximately $418 million, including the pre-deployment phase. The 3-year deployment is part of the 20-year AMI Program that is expected to cost a total of approximately $732 million and proposes a cost recovery mechanism through a separate AMI tariff rider. On January 13, 2021, a procedural schedule was established, which includes evidentiary hearings the week of May 24, 2021.

On June 10, 2020, the NJBPU issued an order establishing a framework for the filing of utility-run energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act. Under the established framework, JCP&L will recover its program investments over a ten year amortization period and its operations and maintenance expenses on an annual basis, be eligible to receive lost revenues on energy savings that resulted from its programs and be eligible for incentives or subject to penalties based on its annual program performance, beginning in the fifth year of its program offerings. On September 25, 2020, JCP&L filed its energy efficiency and peak demand reduction program. JCP&L’s program consists of 11 energy efficiency and peak demand reduction programs and subprograms to be run from July 1, 2021 through June 30, 2024. The program also seeks approval of cost recovery totaling approximately $230 million as well as lost revenues associated with the energy savings resulting from the programs. While a procedural order has been established in this matter, on January 20, 2021, JCP&L filed a letter requesting a suspension of the procedural schedule to allow for settlement discussions. The Clean Energy Act contemplates a final order from the NJBPU by May 2, 2021.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 through September 30, 2021, or until the Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On August 21, 2020, the Governor of New Jersey issued a press release announcing that the New Jersey utilities agreed to extend their voluntary moratorium preventing shutoffs to both residential and commercial customers during the COVID-19 pandemic until October 15, 2020. On October 15, 2020, the Governor issued an Executive Order prohibiting utilities from terminating service to any residential gas, electric, public and private water customer, through March 15, 2021, requiring the reconnection of certain customers, and disallowing the charging of late payment charges or reconnection fees during the public health emergency. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. On November 30, 2020, JCP&L submitted comments.

The recent credit rating actions taken on October 28, 2020, by S&P and Fitch triggered a requirement from various NJBPU orders that JCP&L file a mitigation plan, which was filed on November 5, 2020, to demonstrate that JCP&L has sufficient liquidity to meet its BGS obligations. On December 11, 2020, the NJBPU held a public hearing on the mitigation plan. Written comments on JCP&L’s mitigation plan were submitted on January 8, 2021.

OHIO

The Ohio Companies operate under base distribution rates approved by the PUCO effective in 2009. The Ohio Companies’ residential and commercial base distribution revenues were decoupled, through a mechanism that took effect on February 1, 2020 and under which the Ohio Companies billed customers until February 9, 2021, to the base distribution revenue and lost distribution revenue associated with energy efficiency and peak demand reduction programs recovered as of the twelve-month period ending on December 31, 2018. The Ohio Companies currently operate under ESP IV effective June 1, 2016, and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues the DCR rider, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) the collection of lost distribution revenue associated with energy efficiency and peak demand reduction programs, which is discussed further below; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

ESP IV further provided for the Ohio Companies to collect through the DMR $132.5 million annually for three years beginning in 2017, grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. On appeal, the SCOH, on June 19, 2019, reversed the PUCO’s determination that the DMR is lawful, and remanded the matter to the PUCO with instructions to remove the DMR from ESP IV. The PUCO entered an order directing the Ohio Companies to cease further collection through the DMR, credit back to customers a refund of the DMR funds collected since July

2, 2019 and remove the DMR from ESP IV. On July 15, 2019, OCC filed a Notice of Appeal with the SCOH, challenging the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017 for OE and claiming a $42 million refund is due to OE customers. On December 1, 2020, the SCOH reversed the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for OE for calendar year 2017, and remanded the case to the PUCO with instructions to conduct new proceedings which includes the DMR revenues in the analysis, determines the threshold against which the earned return is measured, and makes other necessary determinations. FirstEnergy is unable to predict the outcome of these proceedings but has not deemed a liability probable as of December 31, 2020.

On July 23, 2019, Ohio enacted HB 6, which established support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, HB 6 included provisions implementing a decoupling mechanism for Ohio electric utilities and ending current energy efficiency program mandates on December 31, 2020, provided that statewide energy efficiency mandates are achieved as determined by the PUCO. On February 26, 2020, the PUCO ordered a wind-down of statutorily required energy efficiency programs to commence on September 30, 2020, that the programs terminate on December 31, 2020, with the Ohio Companies' existing portfolio plans extended through 2020 without changes.

On November 21, 2019, the Ohio Companies applied to the PUCO for approval of a decoupling mechanism, which would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. On January 15, 2020, the PUCO approved the Ohio Companies’ decoupling application, and the decoupling mechanism took effect on February 1, 2020. Legislation has been introduced in the first quarter of 2021 to, among other things, repeal parts of HB 6, the legislation that established support for nuclear energy supply in Ohio, provided for a decoupling mechanism for Ohio electric utilities, and provided for the ending of current energy efficiency program mandates. As further discussed below, in connection with a partial settlement with the OAG and other parties, the Ohio Companies filed an application with the PUCO on February 1, 2021, to set the respective decoupling riders (Rider CSR) to zero. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies will of their own accord not seek to recover lost distribution revenue from residential and commercial customers. FirstEnergy is committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings currently underway as further discussed herein. As a result of the partial settlement, and the decision to not seek lost distribution revenue, FirstEnergy recognized a $108 million pre-tax charge ($84 million after-tax) in the fourth quarter of 2020, and $77 million (pre-tax) of which is associated with forgoing collection of lost distribution revenue. FirstEnergy does not believe a refund for previously collected amounts under decoupling, which was approximately $18 million, is probable. Furthermore, as FirstEnergy would not have financially benefited from the Clean Air Fund included in HB 6, which is the mechanism to provide support to nuclear energy in Ohio, there is no expected additional impact to FirstEnergy due to any repeal of that provision of HB 6.

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

In March 2020, the PUCO issued entries directing utilities to review their service disconnection and restoration policies and suspend, for the duration of the COVID-19 pandemic, otherwise applicable requirements that may impose a service continuity hardship or service restoration hardship on customers. The Ohio Companies are utilizing their existing approved cost recovery mechanisms where applicable to address the financial impacts of these directives. On July 31, 2020, the Ohio Companies filed with the PUCO their transition plan and requests for waivers to allow for the safe resumption of normal business operations, including service disconnections for non-payment. On September 23, 2020, the PUCO approved the Ohio Companies’ transition plan, including approval of the resumption of service disconnections for non-payment, which the Ohio Companies began on October 5, 2020.

On July 29, 2020, the PUCO consolidated the Ohio Companies’ Applications for determination of the existence of significantly excessive earnings, or SEET, under ESP IV for calendar years 2018 and 2019, which had been previously filed on July 15, 2019, and May 15, 2020, respectively, and set a procedural schedule with evidentiary hearings scheduled for October 29, 2020. The calculations included in the Ohio Companies’ SEET filings for calendar years 2018 and 2019 demonstrate that the Ohio Companies did not have significantly excessive earnings, however, FirstEnergy and the Ohio Companies are unable to predict the PUCO’s ultimate determination of the applications. On August 3, 2020, the OCC filed an interlocutory appeal asking the PUCO to stay the SEET proceeding until the SCOH determines whether DMR should be excluded from the SEET, as further discussed above. Furthermore, on January 21, 2021, Senate Bill 10 was introduced, which would repeal legislation passed in 2019 that permitted the Ohio Companies to file their SEET results on a consolidated basis instead of on an individual company basis. On September 4, 2020, the PUCO opened its quadrennial review of ESP IV, consolidated it with the Ohio Companies’ 2018 and 2019 SEET Applications, and set a procedural schedule for the consolidated matters. On October 29, 2020, the PUCO issued an entry extending the deadline for the Ohio Companies to file quadrennial review of ESP IV testimony to March 1, 2021, with the evidentiary hearings to commence no sooner than May 3, 2021. On January 12, 2021, the PUCO consolidated these matters with the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017, which the SCOH had remanded to the PUCO.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. The Ohio Companies’ filed a response in opposition to the OCC’s motions on September 23, 2020. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from ratepayers through the DMR were only used for the purposes established in ESP IV. Deadlines relating to the selection of the auditor and the issuance of the final audit report have not yet been set.

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

In connection with an on-going audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020, with a final audit report to be filed in June 2021. On January 27, 2021, the PUCO selected an auditor.

On November 24, 2020, the Environmental Law and Policy Center filed motions to vacate the PUCO’s orders in proceedings related to the Ohio Companies’ settlement that provides for the implementation of the first phase of grid modernization plans and for all tax savings associated with the Tax Act to flow back to customers, the Ohio Companies’ energy efficiency portfolio plans for the period from 2013 through 2016, and the Ohio Companies’ application for a two-year extension of the DMR, on the grounds that the former Chairman of the PUCO should have recused himself in these matters. On December 30, 2020, the PUCO denied the motions, and reinstated the requirement under ESP IV that the Ohio Companies file a base distribution rate case by May 31, 2024, the end of ESP IV, which the Ohio Companies had indicated they would not oppose.

In the fourth quarter of 2020, motions were filed with the PUCO requesting that the PUCO amend the Ohio Companies’ riders for collecting charges required by HB 6, which the Ohio Companies are further required to remit to other Ohio electric distribution utilities or to the State Treasurer, to provide for refunds in the event HB 6 is repealed. The Ohio Companies contested the motions, which are pending before the PUCO.

On December 7, 2020, the Citizens’ Utility Board of Ohio filed a complaint with the PUCO against the Ohio Companies. The complaint alleges that the Ohio Companies’ new charges resulting from HB 6, and any increased rates resulting from proceedings over which the former PUCO Chairman presided, are unjust and unreasonable, and that the Ohio Companies violated Ohio corporate separation laws by failing to operate separately from unregulated affiliates. The complaint requests, among other things, that any rates authorized by HB 6 or authorized by the PUCO in a proceeding over which the former Chairman presided be made refundable; that the Ohio Companies be required to file a new distribution rate case at the earliest possible date; and that the Ohio Companies’ corporate separation plans be modified to introduce institutional controls. The Ohio Companies are contesting the complaint.

On December 9, 2020, the Ohio Manufacturers’ Association Energy Group filed an appeal to the SCOH challenging the PUCO’s generic order directing the form of rider all Ohio electric distribution utilities must charge to recover the costs of the HB 6 Clean Air Fund. The appeal contends that the PUCO erred in adopting the rate design for the riders, in establishing the riders during ongoing proceedings and investigations related to HB 6, and in not requiring electric distribution utilities to include refund language in the rider tariffs. On December 30, 2020, the PUCO vacated its generic order establishing the Clean Air Fund riders, as required by a preliminary injunction issued by the Court of Common Pleas of Franklin County, Ohio. On January 11, 2021, the SCOH granted a joint application of the Ohio Manufacturers' Association Energy Group and the PUCO and dismissed the appeal.

See Note 15, "Commitments, Guarantees and Contingencies" below for additional details on the government investigation and subsequent litigation surrounding the investigation of HB 6.

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

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. The Pennsylvania Companies’ Phase III EE&C plans for the June 2016 through May 2021 period, which were approved in March 2016, with expected costs up to $390 million, are designed to achieve the targets established in the PPUC’s Phase III Final Implementation Order with full recovery through the reconcilable EE&C riders. On June 18, 2020, the PPUC entered a Final Implementation Order for a Phase IV EE&C Plan, operating from June 2021 through May 2026. The Final Implementation Order set demand reduction targets, relative to 2007 to 2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWH for ME, 3.0% MWH for PN, 2.7% MWH for Penn, and 2.4% MWH for WP. The Pennsylvania Companies’ Phase IV plans were filed November 30, 2020. A settlement has been reached in this matter, and a joint petition seeking approval of that settlement by the parties was filed on February 16, 2021. A PPUC decision on the settlement is expected in March 2021.

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

The PPUC issued an order on March 13, 2020, forbidding utilities from terminating service for non-payment for the duration of the COVID-19 pandemic. On May 13, 2020, the PPUC issued a Secretarial letter directing utilities to track all prudently incurred incremental costs arising from the COVID-19 pandemic, and to create a regulatory asset for future recovery of incremental uncollectibles incurred as a result of the COVID-19 pandemic and termination moratorium. On October 13, 2020, the PPUC entered an order lifting the service termination moratorium effective November 9, 2020, subject to certain additional notification, payment procedures and exceptions, and permits the Pennsylvania Companies to create a regulatory asset for all incremental expenses associated with their compliance with the order.

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

On August 28, 2020, MP and PE filed with the WVPSC their annual ENEC case requesting a decrease in ENEC rates of $55 million beginning January 1, 2021, representing a 4% decrease in rates compared to those in effect on August 28, 2020. The decrease in the ENEC rates is net of recovering approximately $10.5 million in previously deferred, incremental uncollectible and other related costs resulting from the COVID-19 pandemic. The WVPSC approved a unanimous settlement by the parties on December 16, 2020 with rates effective January 1, 2021.

Also, on August 28, 2020, MP and PE filed with the WVPSC for recovery of costs associated with modernization and improvement program for their coal-fired boilers. The proposed annual revenue increase for these environmental compliance projects is $5 million beginning January 1, 2021. The WVPSC approved a unanimous settlement by the parties on December 16, 2020 approving the recovery of those costs.

On December 30, 2020, MP and PE filed an integrated resource plan with the WVPSC. The plan projects a small capacity deficit but an energy surplus in MP’s and PE’s supply resources when compared with current WV load demand and projects the capacity deficit growing over the next 15 years. The plan does not recommend additional supply-side resources with a possible exception for small utility-scale solar resources and recommends that the capacity deficit be met through the PJM capacity market. MP currently expects to seek approval in 2021 to construct solar generation sources of up to 50 MWs.

On December 30, 2020, MP and PE filed with the WVPSC a determination of the rate impact of the Tax Act with respect to ADIT. The filing proposes an annual revenue reduction of $2.6 million annually, effective January 1, 2022, with reconciliation and any resulting adjustments incorporated into the annual ENEC proceedings.

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

The following table summarizes the key terms of rate orders in effect for transmission customer billings for FirstEnergy's transmission owner entities as of December 31, 2020:

Company	Rates Effective	Capital Structure	Allowed ROE
ATSI	January 1, 2015	Actual (13-month average)	10.38%
JCP&L	January 2020(1)	Actual (13-month average)(1)	10.80%(1)
MP	March 21, 2018(2)(4)	Settled(2)(3)	Settled(2)(3)
PE	March 21, 2018(2)(4)	Settled(2)(3)	Settled(2)(3)
WP	March 21, 2018(2)(4)	Settled(2)(3)	Settled(2)(3)
MAIT	July 1, 2017	Lower of Actual (13-month average) or 60%	10.3%
TrAIL	July 1, 2008	Actual (year-end)	12.7% (TrAIL the Line & Black Oak SVC) 11.7% (All other projects)
(1) As filed in docket ER20-227, effective on January 1, 2020, which has been accepted by FERC, subject to refund, pending further hearing and settlement procedures. The settlement agreement that was filed on February 2, 2021, seeking approval by FERC sets JCP&L's Allowed ROE at 10.2%.
(2) Effective on January 1, 2021, MP, PE, and WP have implemented a forward-looking formula rate, which has been accepted by FERC, subject to refund, pending further hearing and settlement procedures.
(3) FERC-approved settlement agreements did not specify.
(4) See FERC Actions on Tax Act below.

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

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, certain income tax-related adjustments, including, but not limited to impacts from the Tax Act discussed further below, and certain costs for transmission-related vegetation management programs. The amount on FirstEnergy’s Consolidated Balance Sheet for these regulatory assets was approximately $79 million and $73 million, as of December 31, 2020 and December 31, 2019, respectively. Per prior FERC orders, ATSI included a “cost-benefit study” to support recovery of ATSI’s costs to move to PJM, and the MISO transmission project costs that were allocated to ATSI. Certain intervenors filed protests of the formula rate amendments on May 29, 2020, and ATSI filed a reply on June 15, 2020. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund, suspending the effective date for five months to be effective December 1, 2020, and setting the matter for hearing and settlement proceedings. ATSI is engaged in settlement negotiations with the other parties to the formula rate amendments proceeding.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. Certain intervenors filed protests of the compliance filings, to which ATSI and MAIT responded. On October 28, 2020, FERC staff requested additional information about ATSI’s proposed rate base adjustment mechanism, and ATSI submitted the requested information on November 25, 2020. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. These compliance filings each remain pending before FERC. MP, WP and PE (as holders of a “stated” transmission rate) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020. JCP&L is addressing these requirements as part of its pending transmission formula rate case.

Transmission ROE Methodology

FERC’s methodology for calculating electric transmission utility ROE has been in transition as a result of an April 14, 2017 ruling by the D.C. Circuit that vacated FERC’s then-effective methodology. On May 21, 2020, FERC issued Opinion No. 569-A that changed FERC’s ROE methodology. Under this methodology FERC established an ROE that is based on three financial models – discounted cash flow, capital-asset pricing, and risk premium – to calculate a composite zone of reasonableness. FERC noted that utilities could, in utility-specific proceedings, ask to have the expected earnings methodology included in calculating the utility’s authorized ROE. FERC also noted that, going forward, it will divide that zone into three equal parts, to be used for high risk, normal risk, and low risk utilities. A given utility will be assigned to one of these three parts of the zone of reasonableness, and its ROE will be set at the median or midpoint of the other utilities that are in the applicable third of the zone. FirstEnergy filed a request for rehearing, which FERC denied on July 22, 2020. On November 19, 2020, FERC issued Opinion No. 569-B, which affirmed the Opinion No. 569-A rulings. FirstEnergy initiated, but subsequently withdrew, appeals of these orders. Appeals of Opinion Nos. 569, 569-A and 569-B are pending before the D.C. Circuit. Any changes to FERC’s transmission rate ROE and incentive policies would be applied on a prospective basis.

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. Initial comments were submitted July 1, 2020, and reply comments were filed on July 16, 2020. FirstEnergy participated through EEI and through a consortium of PJM Transmission Owners. This proceeding is pending before FERC.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to convert JCP&L’s existing stated transmission rate to a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020. On December 19, 2019, FERC issued its initial order in the case, allowing JCP&L to transition to a forward-looking formula rate as of

January 1, 2020 as requested, subject to refund, pending further hearing and settlement proceedings. JCP&L and the parties to the FERC proceeding subsequently were able to reach settlement, and on February 2, 2021, a settlement agreement was filed for approval by FERC.

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to convert their existing stated transmission rate to a forward-looking formula transmission rate, effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were approved by FERC on December 31, 2020, subject to refund, pending further hearing and settlement proceedings. MP, PE and WP, and KATCo are engaged in settlement negotiations with the other parties to the formula rate proceedings. KATCo will be included in the Regulated Transmission reportable segment.
15. COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

As of December 31, 2020, outstanding guarantees and other assurances aggregated approximately $1.7 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries' guarantees ($1.1 billion), other guarantees ($108 million) and other assurances ($490 million).

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

As of December 31, 2020 $20 million of collateral has been posted by FE or its subsidiaries, of which, $19 million was posted as a result of the credit rating downgrades in the fourth quarter of 2020.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of December 31, 2020:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$37	$—	$37
Surety Bonds (Collateralized Amount)(1)	55	258	313
Total Exposure from Contractual Obligations	$92	$258	$350
(1) Surety Bonds are not tied to a credit rating. Surety Bonds' impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with the respect to $39 million of surety obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

OTHER COMMITMENTS AND CONTINGENCIES

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding's outstanding principal balance is $108 million as of December 31, 2020. Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, and FE continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. The D.C. Circuit ordered the EPA on July 28, 2015, to reconsider the CSAPR caps on NOx and SO2 emissions from power plants in 13 states, including West Virginia. This follows the 2014 U.S. Supreme Court ruling generally upholding the EPA’s regulatory approach under CSAPR but questioning whether the EPA required upwind states to reduce emissions by more than their contribution to air pollution in downwind states. The EPA issued a CSAPR update rule on September 7, 2016, reducing summertime NOx emissions from power plants in 22 states in the eastern U.S., including West Virginia, beginning in 2017. Various states and other stakeholders appealed the CSAPR update rule to the D.C. Circuit in November and December 2016. On September 13, 2019, the D.C. Circuit remanded the CSAPR update rule to the EPA citing that the rule did not eliminate upwind states’ significant contributions to downwind states’ air quality attainment requirements within applicable attainment deadlines. Depending on the outcome of the appeals, the EPA’s reconsideration of the CSAPR update rule and how the EPA and the states ultimately implement CSAPR, the future cost of compliance may materially impact FirstEnergy's operations, cash flows and financial condition.

In February 2019, the EPA announced its final decision to retain without changes the NAAQS for SO2, specifically retaining the 2010 primary (health-based) 1-hour standard of 75 PPB. As of December 31, 2020, FirstEnergy has no power plants operating in areas designated as non-attainment by the EPA.

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

At the international level, the United Nations Framework Convention on Climate Change resulted in the Kyoto Protocol requiring participating countries, which does not include the U.S., to reduce GHGs commencing in 2008 and has been extended through 2020. The Obama Administration submitted in March 2015, a formal pledge for the U.S. to reduce its economy wide GHG emissions by 26 to 28 percent below 2005 levels by 2025. In 2015, FirstEnergy set a goal of reducing company-wide CO2 emissions by at least 90 percent below 2005 levels by 2045. As of December 31, 2018, FirstEnergy has reduced its CO2 emissions by approximately 62 percent. In September 2016, the U.S. joined in adopting the agreement reached on December 12, 2015, at the United Nations Framework Convention on Climate Change meetings in Paris. The Paris Agreement’s non-binding obligations to limit global warming to below two degrees Celsius became effective on November 4, 2016. On June 1, 2017, the Trump Administration announced that the U.S. would cease all participation in the Paris Agreement. On January 20, 2021, President Biden signed an executive order re-adopting the agreement on behalf of the U.S. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHG under the Clean Air Act,” concluding that concentrations of several key GHGs constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. The EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On October 16, 2017, the EPA issued a proposed rule to repeal the CPP. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that establishes guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired power plants. On January 19, 2021, the D.C. Circuit remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making, as such, the ACE rule is no longer in effect and all actions thus far taken by States to implement the federally mandated rule are now null and void. The D.C. Circuit decision is subject to legal challenge. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. Depending on the outcome of appeals, how final rules are ultimately implemented and the compliance options MP elects to take with the new rules, the compliance with these standards, which could include capital expenditures at the Ft. Martin and Harrison power stations, may be substantial and changes to MP’s operations at those power stations may also result.

On September 29, 2016, FirstEnergy received a request from the EPA for information pursuant to CWA Section 308(a) for information concerning boron exceedances of effluent limitations established in the NPDES Permit for the former Mitchell Power Station’s Mingo landfill, owned by WP. On November 1, 2016, WP provided an initial response that contained information related to a similar boron issue at the former Springdale Power Station’s landfill. The EPA requested additional information regarding the Springdale landfill and on November 15, 2016, WP provided a response and intends to fully comply with the Section 308(a) information request. On March 3, 2017, WP proposed to the PA DEP a re-route of its wastewater discharge to eliminate potential boron exceedances at the Springdale landfill. On January 29, 2018, WP submitted an NPDES permit renewal application to PA DEP proposing to re-route its wastewater discharge to eliminate potential boron exceedances at the Mingo landfill. On February 20, 2018, the DOJ issued a letter and tolling agreement on behalf of the EPA alleging violations of the CWA at the Springdale and Mingo landfills while seeking to enter settlement negotiations in lieu of filing a complaint. The EPA has proposed a penalty of $900,000 to settle alleged past boron exceedances at both facilities. Negotiations are continuing and WP is unable to predict the outcome of this matter.

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

On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. On December 2, 2019, the EPA published a proposed rule accelerating the date that certain CCR impoundments must cease accepting waste and initiate closure to August 31, 2020. The proposed rule allows for an extension of the closure deadline based on meeting proscribed site-specific criteria. On July 29, 2020, the EPA published a final rule revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allows for an extension of the closure deadline based on meeting proscribed site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the closure date until 2024 of McElroy's Run CCR impoundment facility, for which AE Supply continues to provide access to FG.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of December 31, 2020, based on estimates of the total costs of cleanup, FirstEnergy's proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $107 million have been accrued through December 31, 2020. Included in the total are accrued liabilities of approximately $67 million for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

•Owens v. FirstEnergy Corp. et al. and Frand v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits against FE and certain FE officers, purportedly on behalf of all purchasers of FE common stock from February 21, 2017 through July 21, 2020, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by FirstEnergy concerning its business and results of operations. These actions have been consolidated and a lead plaintiff has been appointed by the court.
•Gendrich v. Anderson, et al. and Sloan v. Anderson, et al. (Common Pleas Court, Summit County, OH); on July 26, 2020 and July 31, 2020, respectively, purported stockholders of FE filed shareholder derivative action lawsuits against certain FE directors and officers, alleging, among other things, breaches of fiduciary duty. These actions have been consolidated.
•Miller v. Anderson, et al. (Federal District Court, N.D. Ohio); Bloom, et al. v. Anderson, et al.; Employees Retirement System of the City of St. Louis v. Jones, et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Anderson et al.; Massachusetts Laborers Pension Fund v. Anderson et al.; The City of Philadelphia Board of Pensions and Retirement v. Anderson et al.; Atherton v. Dowling et al; Behar v. Anderson, et al. (U.S. District Court, S.D. Ohio, all actions have been consolidated); beginning on August 7, 2020, purported stockholders of FE filed shareholder derivative actions alleging the board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Securities Exchange Act of 1934. The cases in the Southern District of Ohio have been consolidated and co-lead plaintiffs have been appointed by the court.
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
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE, each alleging civil violations of the Ohio Corrupt Activity Act in connection with the passage of HB 6. The OAG sought a preliminary injunction to prevent each of the defendants, including FE, through the end of 2020, from: (i) contributing to any groups whose purpose is to keep or modify HB 6; (ii) making any public statements for or against any repeal or modification legislation concerning HB 6; (iii) lobbying, consulting, or advising on these matters; or (iv) contributing to any Ohio legislative candidates. The court denied the OAG’s request for preliminary injunctive relief on October 2, 2020. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (Rider CSR) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero and no additional customer bills will include new decoupling rider charges after February 8, 2021. The cities of Dayton and Toledo have also been added as plaintiffs to the action. These actions have been consolidated.
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

The plaintiffs in each of the above cases, seek, among other things, to recover an unspecified amount of damages (unless otherwise noted). In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. Further, on January 26, 2021, staff of FERC's Division of Investigations issued a letter directing FirstEnergy to preserve and maintain all documents and information related to an ongoing audit being conducted by FERC's Division of Audits and Accounting, including activities related to lobbying and governmental affairs activities concerning HB 6. The outcome of any of these lawsuits, investigations and audit are uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows. No contingency has been reflected in FirstEnergy’s consolidated financial statements as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

Internal Investigation Relating to United States v. Larry Householder, et al.

As previously disclosed, a committee of independent members of the Board of Directors is directing an internal investigation related to ongoing government investigations. In connection with FirstEnergy’s internal investigation, such committee determined on October 29, 2020, to terminate FirstEnergy’s Chief Executive Officer, Charles E. Jones, together with two other executives: Dennis M. Chack, Senior Vice President of Product Development, Marketing, and Branding; and Michael J. Dowling, Senior Vice President of External Affairs. Each of these terminated executives violated certain FirstEnergy policies and its code of conduct. These executives were terminated as of October 29, 2020. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the Board of Directors that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. FirstEnergy believes that payments under the consulting agreement may have been for purposes other than those represented within the consulting agreement. Immediately following these terminations, the independent members of its Board appointed Mr. Steven E. Strah to the position of Acting Chief Executive Officer and Mr. Christopher D. Pappas, a current member of the Board, to the temporary position of Executive Director, each effective as of October 29, 2020. Mr. Donald T. Misheff will continue to serve as Non-Executive Chairman of the Board. Additionally, on November 8, 2020, Robert P. Reffner, Senior Vice President and Chief Legal Officer, and Ebony L. Yeboah-Amankwah, Vice President, General Counsel, and Chief Ethics Officer, were separated from FirstEnergy due to inaction and conduct that the Board determined was influenced by the improper tone at the top. The matter is a subject of the ongoing internal investigation as it relates to the government investigations.

Nuclear Plant Matters

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the transfer of: (i) the ownership and operating NRC licenses for TMI-2; (ii) the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) related liabilities. On August 10, 2020, JCP&L, ME, PN, GPUN, TMI-2 Solutions, LLC, and the PA DEP reached a settlement agreement regarding the decommissioning of TMI-2. On December 2, 2020, the NJBPU issued an order approving the transfer and sale under the conditions requested by Rate Counsel and agreed to by JCP&L. Also, on December 2, 2020, the NRC issued its order approving the license transfer as requested. With the receipt of all required regulatory approvals, the transaction was consummated on December 18, 2020. See Note 1, "Organization and Basis of Presentation," for additional discussion.

FES Bankruptcy

On March 31, 2018, FES, including its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, and FENOC filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court and emerged on February 27, 2020. See Note 3, "Discontinued Operations," for additional discussion.

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
16. TRANSACTIONS WITH AFFILIATED COMPANIES
FE does not bill directly or allocate any of its costs to any subsidiary company. Costs are charged to FE's subsidiaries for services received from FESC. The majority of costs are directly billed or assigned at no more than cost. The remaining costs are for services that are provided on behalf of more than one company, or costs that cannot be precisely identified and are allocated using formulas developed by FESC. The current allocation or assignment formulas used and their bases include multiple factor formulas: each company’s proportionate amount of FirstEnergy’s aggregate direct payroll, number of employees, asset balances, revenues, number of customers, other factors and specific departmental charge ratios. Intercompany transactions are generally settled under commercial terms within thirty days.
The Utilities and Transmission Companies are parties to an intercompany income tax allocation agreement with FE and its other subsidiaries, that provides for the allocation of consolidated tax liabilities. Net tax benefits attributable to FE are generally reallocated to the subsidiaries of FirstEnergy that have taxable income. That allocation is accounted for as a capital contribution to the company receiving the tax benefit (see Note 7, "Taxes").
17. SEGMENT INFORMATION

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity through its reportable segments, Regulated Distribution and Regulated Transmission.

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also controls 3,790 MWs of regulated electric generation capacity located primarily in West Virginia, Virginia and New Jersey, of which, 210 MWs are related to the Yards Creek generating station that is being sold pursuant to an asset purchase agreement as further discussed below. The segment's results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs. Included within the segment is $882 million of assets classified as held for sale as of December 31, 2019 associated with the asset purchase and sale agreements with TMI-2 Solutions to transfer TMI-2 to TMI-2 Solutions, LLC. With the receipt of all required regulatory approvals, the transaction was consummated on December 18, 2020. As a result, during the fourth quarter of 2020 FirstEnergy recognized an after tax-gain of approximately $33 million, primarily associated with the write-off of a tax related regulatory liability. See Note 15, "Commitments, Guarantees and Contingencies" for additional information. Also included within the segment is $45 million of assets classified as held for sale as of December 31, 2020 associated with the asset purchase agreement with Yards Creek Energy, LLC to transfer JCP&L's 50% interest in the Yards Creek pumped-storage hydro generation station (210 MWs). See Note 14, "Regulatory Matters" for additional information.

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies as well as stated transmission rates at MP, PE and WP; although as explained in Note 14, "Regulatory Matters", effective January 1, 2021, subject to refund, MP's, PE's and WP's existing stated rates became forward-looking formula rates. JCP&L previously had stated transmission rates, however, effective January 1, 2020, JCP&L implemented forward-looking formula rates, subject to refund, pending further hearing and settlement proceedings. Both forward-looking formula and stated rates recover costs that FERC determines are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. Revenue requirements under stated rates are calculated annually by multiplying the highest one-hour peak load in each respective transmission zone by the approved, stated rate in that zone. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities.

Corporate/Other reflects corporate support costs not charged to FE's subsidiaries, including FE's retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are shown separately in the following table of Segment Financial Information. As of December 31, 2020, 67 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of December 31, 2020, Corporate/Other had approximately $8.2 billion of FE holding company debt.

Financial information for each of FirstEnergy’s reportable segments is presented in the tables below:
Segment Financial Information

For the Years Ended	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)

December 31, 2020
External revenues	$9,168	$1,613	$9	$—	$10,790
Internal revenues	195	17	—	(212)	—
Total revenues	9,363	1,630	9	(212)	10,790
Provision for depreciation	896	313	4	61	1,274
Amortization (deferral) of regulatory assets, net	(64)	11	—	—	(53)
Miscellaneous income (expense), net	332	30	83	(13)	432
Interest expense	501	219	358	(13)	1,065
Income taxes (benefits)	113	138	(125)	—	126
Income (loss) from continuing operations	959	464	(420)	—	1,003
Property additions	$1,514	$1,067	$76	$—	$2,657

December 31, 2019
External revenues	$9,511	$1,510	$14	$—	$11,035
Internal revenues	187	16	—	(203)	—
Total revenues	9,698	1,526	14	(203)	11,035
Provision for depreciation	863	284	5	68	1,220
Amortization (deferral) of regulatory assets, net	(89)	10	—	—	(79)
Miscellaneous income (expense), net	174	15	80	(26)	243
Interest expense	495	192	372	(26)	1,033
Income taxes (benefits)	271	113	(171)	—	213
Income (loss) from continuing operations	1,076	447	(619)	—	904
Property additions	$1,473	$1,090	$102	$—	$2,665

December 31, 2018
External revenues	$9,900	$1,335	$26	$—	$11,261
Internal revenues	203	18	8	(229)	—
Total revenues	10,103	1,353	34	(229)	11,261
Provision for depreciation	812	252	3	69	1,136
Amortization (deferral) of regulatory assets, net	(163)	13	—	—	(150)
Miscellaneous income (expense), net	192	14	32	(33)	205
Interest expense	514	167	468	(33)	1,116
Income taxes	422	122	(54)	—	490
Income (loss) from continuing operations	1,242	397	(617)	—	1,022
Property additions	$1,411	$1,104	$133	$27	$2,675

As of December 31, 2020
Total assets	$30,855	$12,592	$1,017	$—	$44,464
Total goodwill	$5,004	$614	$—	$—	$5,618

As of December 31, 2019
Total assets	$29,642	$11,611	$1,015	$33	$42,301
Total goodwill	$5,004	$614	$—	$—	$5,618

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to provide reasonable assurance that information is accumulated and communicated to our management, including our acting chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Our management, with the participation of our acting chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020. Based on that evaluation, the acting chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due to the material weakness in internal control over financial reporting described below.

Notwithstanding the material weakness described below, management has concluded that its consolidated financial statements included in the current and prior period filings were not materially misstated and presented fairly, in all material respects, our consolidated financial statements as of December 31, 2020, 2019 and 2018.

Management’s Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Remediation Plans

Management and the Board of Directors take FirstEnergy’s internal control over financial reporting and the integrity of its financial statements seriously. Management, the Board of Directors, along with the Audit Committee, and its newly formed subcommittee, are currently working to remediate the material weakness identified above. The remedial activities include the following:

•the appointment of a new Acting Chief Executive Officer and Executive Director to improve the tone at the top;

•the termination of certain members of senior management, including FirstEnergy’s former Chief Executive Officer, for violations of certain Company policies and its code of conduct;

•the separation of two senior members of the legal department, due to inaction and conduct that the Board of Directors determined was influenced by the improper tone at the top;

•the establishment of the new subcommittee of FirstEnergy’s Audit Committee, who, with the Board of Directors, will oversee the assessment and implementation of potential changes (as appropriate) in FirstEnergy’s compliance program;

•the appointment of a new Chief Legal Officer;

•the appointment of a new Vice Chairperson of the Board and Executive Director to help lead efforts to enhance the company’s reputation with external stakeholders;

•the plan to appoint a Chief Ethics & Compliance Officer to oversee the ethics and compliance program and enhance the existing compliance structure and role;

•the Board of Directors’ reinforcement of and executive team’s recommitment to the importance of setting appropriate tone at the top and the expectation to demonstrate the Company’s core values and behaviors which support an ethical and compliant culture, as well as adherence to internal control over financial reporting; and

•increased communication and training of employees with respect to:

◦our commitment to ethical standards and integrity of our business procedures,
◦compliance requirements,
◦our Code of Conduct and other Company policies, and
◦availability of and the process for reporting suspected violations of law or Code of Conduct.

Management and the Board of Directors are committed to maintaining a strong internal control environment and believes the above efforts will effectively remediate the material weakness; however, the material weakness cannot be considered remediated until the applicable remedial actions are implemented and operating for a sufficient period of time to allow management to conclude, through testing, that a remediation plan is implemented and the controls are operating effectively. Management, under the oversight of the Board of Directors, are developing a comprehensive remediation plan which includes defined responsibilities and measurable milestones to evaluate the progress of the remediation activities. Management and the Board of Directors are monitoring the progress of these activities on an ongoing basis.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FirstEnergy's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION

FirstEnergy received a letter dated February 16, 2021, from Icahn Capital LP informing FirstEnergy that Carl Icahn is making a filing with the Federal Trade Commission and the Department of Justice pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and “has a present good faith intention to acquire voting securities of the Corporation in an amount exceeding $184 million but less than $919.9 million of the voting securities of the issuer, depending upon various factors including market conditions.” FirstEnergy does not know whether Carl Icahn and his affiliates have acquired shares of FE common stock and/or derivatives and does not know Icahn’s intentions with respect to FirstEnergy or any such acquisition.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to FirstEnergy's 2021 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to FirstEnergy’s 2021 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Item 403 of Regulation S-K information required by Item 12 is incorporated herein by reference to FirstEnergy's 2021 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

The following table contains information as of December 31, 2020, regarding compensation plans for which shares of FE common stock may be issued.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	3,013,316	(1)	N/A	13,696,933	(2)
Equity compensation plans not approved by security holders(3)	—		N/A	—
Total	3,013,316		N/A	13,696,933
(1) Represents shares of common stock that could be issued upon exercise of outstanding options granted under the 2007 Incentive Plan (ICP 2007), 2015 Incentive Compensation Plan (ICP 2015) and the 2020 Incentive Compensation Plan (ICP 2020). This number also includes 1,333,260 shares subject to outstanding awards of stock based RSUs granted under the ICP 2015 if paid at target for the three outstanding cycles, as well as 1,333,260 additional shares assuming maximum performance metrics are achieved for the 2018-2020, 2019-2021, and 2020-2022 cycles of stock based RSUs, 2,453 outstanding FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan (EDCP) related shares to be paid in stock and 344,344 shares related to the FirstEnergy Corp. Deferred Compensation Plan for Outside Directors (Director's Plan) that will be paid in stock. Not reflected in the table are the 22,278 shares related to the Allegheny Energy, Inc. Non-Employee Director Stock Plan (AYE Director's Plan) and Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors (AYE DCD) that will be paid in stock per the election of the recipient.
(2) Represents shares available for issuance, assuming maximum performance metrics are achieved (or approximately 5,076,635 under ICP 2015 and 9,953,557 under ICP 2020, available assuming performance at target) for the 2018-2020, 2019-2021, and 2020-2022 cycles of stock-based RSUs (all of which were issued under the ICP 2015), with respect to future awards under the ICP 2020 and future accruals of dividends on awards outstanding under ICP 2015 or ICP 2020. Additional shares may become available under the ICP 2015 or ICP 2020 due to cancellations, forfeitures, cash settlements or other similar circumstances with respect to outstanding awards. In addition, nominal amounts of shares may be issued in the future under the AYE Director's Plan and AYE DCD to cover future dividends that may accrue on amounts previously deferred and payable in stock, but new awards are no longer being granted under the Allegheny plans or the ICP 2007.
(3) All equity compensation plans have been approved by security holders.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to FirstEnergy’s 2021 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

A summary of the audit and all other fees for services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2020 and 2019, are as follows:

	Audit Fees(1)		All Other Fees(2)
	2020	2019	2020	2019
	(In thousands)
FirstEnergy	$7,882	$6,952	$225	$7
(1)Professional services rendered for the audits of FirstEnergy's annual financial statements and reviews of unaudited financial statements included in FirstEnergy's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters, agreed upon procedures and consents for financings and filings made with the SEC.
(2)All other fees primarily reflect system implementation quality assurance services, certain costs incurred as a result of the ongoing SEC investigation, software subscription fees, and accounting research license costs in 2020. Fees in 2019 represent software subscription fees to PwC.
Tax Fees and Audit-Related Fees

There were no tax-related or other audit-related fees paid to PricewaterhouseCoopers LLP in 2020 or 2019.

Additional information required by this item is incorporated herein by reference to FirstEnergy’s 2021 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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
2. Financial Statement Schedules:

N/A - Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto.

3. Exhibits

Exhibit Number

3-1		Amended and Restated Articles of Incorporation of FirstEnergy Corp. (incorporated by reference to FE’s Form 10-Q filed July 23, 2019, Exhibit 3-1, File No. 333-21011).

(A) 3-2		Amended and Restated Code of Regulations of FirstEnergy Corp., as Amended.

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

4-3	(a)	Form of First Mortgage Bonds, Collateral Series L of 2016 due 2018 (incorporated by reference to FE’s Form 8-K filed December 21, 2016, Exhibit 4.1(a), File No. 333-21011) (included in Exhibit 4-4).

4-4
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

4-4	(a)	Form of First Mortgage Bonds, Collateral Series E of 2016 due 2018 (incorporated by reference to FE’s Form 8-K filed December 21, 2016, Exhibit 4.2(a), File No. 333-21011) (included in Exhibit 4-5).

4-5
Officer’s Certificate relating to FirstEnergy Corp.'s 2.85% Notes, Series A, due 2022, 3.90% Notes, Series B, due 2027 and 4.85% Notes, Series C, due 2047 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

4-6		Form of 2.85% Note, Series A, due 2022 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

4-7		Form of 3.90% Note, Series B, due 2027 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

4-8		Form of 4.85% Note, Series C, due 2047 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

4-9
Officer’s Certificate relating to FirstEnergy Corp.'s 2.050% Notes, Series A, due 2025, 2.650% Notes, Series B, due 2030 and 3.400% Notes, Series C, due 2050 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.1, File No. 333-21011).

4-10		Form of 2.050% Note, Series A, due 2025 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.2, File No. 333-21011).

4-11		Form of 2.650% Note, Series B, due 2030 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.3, File No. 333-21011).

4-12		Form of 3.400% Note, Series C, due 2050 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.4, File No. 333-21011).

4-13
Officer’s Certificate relating to FirstEnergy Corp.'s 1.600% Notes, Series A, due 2026, 2.250% Notes, Series B, due 2030 (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.1, File No. 333-21011).

4-14		Form of 1.600% Note, Series A, due 2026 (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.2, File No. 333-21011).

4-15		Form of 2.250% Note, Series B, due 2030 (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.3, File No. 333-21011).

Exhibit Number

4-16	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934 (incorporated by reference to FE's Form 10-K filed February 10, 2020, Exhibit 4-10, File No. 333-21011).

(B) 10-1	FirstEnergy Corp. 2007 Incentive Plan, effective May 15, 2007 (incorporated by reference to FE’s Form 10-K filed February 25, 2009, Exhibit 10.1, File No. 333-21011).

(B) 10-2	Amendment to FirstEnergy Corp. 2007 Incentive Plan, effective January 1, 2011 (incorporated by reference to FE's Form 10-Q filed May 3, 2011, Exhibit 10.5, File No. 333-21011).

(B) 10-3	Amendment No. 2 to FirstEnergy Corp. 2007 Incentive Plan, effective January 1, 2014 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-3, File No. 333-21011).

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

(B) 10-9
Amendment No. 1 to FirstEnergy Corp. Supplemental Executive Retirement Plan, effective January 1, 2012 (incorporated by reference to FE's Form 10-Q filed May 3, 2011, Exhibit 10.8, File No. 333-21011).

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

(B) 10-15
Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-29, File No. 333-21011).

(B) 10-16
Amendment No. 1 to Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-30, File No. 333-21011).

(B) 10-17	Form of Director and Officer Indemnification Agreement (incorporated by reference to FE’s Form 8-K filed May 16, 2018, Exhibit 10.1, File No. 333-21011).

(B) 10-18
Guarantee, dated as of September 16, 2013 by FirstEnergy Corp. in favor of participants under the FirstEnergy Corp. Executive Deferred Compensation Plan (incorporated by reference to FE’s Form 10-Q filed November 5, 2013, Exhibit 10.2, File No. 333-21011).

(B) 10-19	Form of Restricted Stock Agreement (incorporated by reference to FE’s Form 10-K filed February 17, 2015, Exhibit 10-49, File No. 333-21011).

(B) 10-20
FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated July 20, 2015, and effective as of November 1, 2015 (incorporated by reference to FE's Form 8-K filed July 24, 2015, Exhibit 10.1, File No. 333-21011).

Exhibit Number

(B) 10-21
Amendment No. 1 to FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated January 14, 2019 and effective as of April 1, 2018 (incorporated by reference to FE's Form 10-K filed February 19, 2019, Exhibit 10-23, File No. 333-21011).

(B) 10-22
FirstEnergy Corp. 2017 Change in Control Severance Plan, dated as of September 15, 2015, and effective as of January 1, 2017 (incorporated by reference to FE's Form 8-K filed September 18, 2015, Exhibit 10.1, File No. 333-21011).

(B) 10-23
Waiver of Participation in the FirstEnergy Corp. Change in Control Severance Plan, entered into by Charles E. Jones dated as of September 15, 2015 (incorporated by reference to FE's Form 8-K filed September 18, 2015, Exhibit 10.2, File No. 333-21011).

(B) 10-24
Non-Competition and Non-Disparagement Agreement, entered into by Charles E. Jones, dated as of September 15, 2015 (incorporated by reference to FE's Form 8-K filed September 18, 2015, Exhibit 10.3, File No. 333-21011).

(B) 10-25	FirstEnergy Corp. 2015 Incentive Compensation Plan (incorporated by reference to FE's Definitive Proxy Statement filed April 1, 2015, Appendix A, File No. 333-21011).

(B) 10-26
Amendment No. 1 to the FirstEnergy Corp. 2015 Incentive Compensation Plan, effective February 21, 2017 (incorporated by reference to FE's Form 10-K filed February 21, 2017, Exhibit 10-51, File No. 333-21011).

(B) 10-27	Form of 2016 Restricted Stock Award Agreement (incorporated by reference to FE's Form 10-K filed February 16, 2016, Exhibit 10-59, File No. 333-21011).

(B) 10-28	Form of 2017-2019 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-K filed February 21, 2017, Exhibit 10-49, File No. 333-21011).

(B) 10-29	Form of 2017-2019 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-K filed February 21, 2017, Exhibit 10-50, File No. 333-21011).

(B) 10-30	Form of 2017 Restricted Stock Award Agreement (incorporated by reference to FE's Form 10-K filed February 21, 2017, Exhibit 10-52, File No. 333-21011).

(B) 10-31	Executive Severance Benefits Plan, as amended and restated as of December 20, 2016 (incorporated by reference to FE’s Form 8-K filed December 21, 2016, Exhibit 10.1, File No. 333-21011).

10-32
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

10-33
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

10-34
Waiver and Amendment No. 2 to Credit Agreement, dated as of November 17, 2020, among FirstEnergy, The Cleveland Electric Illuminating Company, Metropolitan Edison Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company, Jersey Central Power & Light Company, Monongahela Power Company, Pennsylvania Electric Company, The Potomac Edison Company and West Penn Power Company, as borrowers, Mizuho Bank, Ltd., as administrative agent, and the lenders identified therein (incorporated by reference to FE’s Form 10-K filed November 19, 2020, Exhibit 10.1, File No. 333-21011).

(A) 10-35
Amendment No. 3 to Credit Agreement, dated as of January 15, 2021, among FirstEnergy, The Cleveland Electric Illuminating Company, Metropolitan Edison Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company, Jersey Central Power & Light Company, Monongahela Power Company, Pennsylvania Electric Company, The Potomac Edison Company and West Penn Power Company, as borrowers, Mizuho Bank, Ltd., as administrative agent, and the lenders identified therein.

10-36
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

10-37
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

Exhibit Number

10-38
Waiver and Amendment No. 2 to Credit Agreement, dated as of November 17, 2020, among FirstEnergy Transmission, LLC, American Transmission Systems, Incorporated, Mid-Atlantic Interstate Transmission, LLC and Trans-Allegheny Interstate Line Company, as borrowers, and PNC Bank, National Association, as administrative agent, and the lenders identified therein (incorporated by reference to FE’s Form 10-Q filed November 19, 2020, Exhibit 10.2, File No. 333-21011).

(A) 10-39
Amendment No. 3 to Credit Agreement, dated as of January 15, 2021, to Credit Agreement, among FirstEnergy Transmission, LLC, American Transmission Systems, Incorporated, Mid-Atlantic Interstate Transmission, LLC and Trans-Allegheny Interstate Line Company, as borrowers, and PNC Bank, National Association, as administrative agent, and the lenders identified therein.

10-40
Amendment No. 2 to FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated September 18, 2019 and effective as of November 1, 2015 (incorporated by reference to FE's Form 10-Q filed November 4, 2019, Exhibit 10.3, File No.333-21011).

(B) 10-41
Guarantee, dated as of February 21, 2017, by FirstEnergy Corp. in favor of participants under the FirstEnergy Corp. Cash Balance Pension Restoration Plan (incorporated by reference to FE’s Form 10-Q filed July 27, 2017, Exhibit 10.1, File No. 333-21011).

(B) 10-42	Form of 2018-2020 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-K filed February 20, 2018, Exhibit 10-56, File No. 333-21011).

(B) 10-43	Form of 2018-2020 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-K filed February 20, 2018, Exhibit 10-57, File No. 333-21011).

(B) 10-44	Form of 2018 Restricted Stock Award Agreement (incorporated by reference to FE’s Form 10-K filed February 20, 2018, Exhibit 10-58, File No. 333-21011).

(B) 10-45	FirstEnergy Nuclear Operating Company 2016 Key Employee Retention Plan, effective December 1, 2016 (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.7, File No. 333-21011).

(B) 10-46
Amendment to FirstEnergy Nuclear Operating Company 2016 Key Employee Retention Plan, effective March 23, 2017 (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.8, File No. 333-21011).

(B) 10-47
Second Amendment to FirstEnergy Nuclear Operating Company 2016 Key Employee Retention Plan, effective December 1, 2017 (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.9, File No. 333-21011).

(B) 10-48	Form of FirstEnergy Nuclear Operating Company 2016 Key Employee Retention Agreement (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.10, File No. 333-21011).

(B) 10-49	Form of 2018-2019 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.12, File No. 333-21011).

(B) 10-50	Executive Voluntary Enhanced Retirement Program (incorporated by reference to FE’s Form 8-K filed July 23, 2018, Exhibit 10.1, File No. 333-21011).

10-51
Settlement Agreement, dated as of August 26, 2018, by and among the Debtors, the FE Non-Debtor Parties, the Ad Hoc Noteholders Group, the Bruce Mansfield Certificateholders Group and the Committee (in each case, as defined therein) (incorporated by reference to FE’s Form 8-K filed August 27, 2018, Exhibit 10.1, File No. 333-21011).

(B) 10-52
FirstEnergy Solutions Corp. Voluntary Enhanced Retirement Option, effective as of January 2, 2019 (incorporated by reference to FE’s Form 8-K filed November 21, 2018, Exhibit 10.1, File No. 333-21011).

(B) 10-53	Form of 2019-2021 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2019, Exhibit 10.2, File No.333-21011).

(B) 10-54	Form of 2019-2021 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2019, Exhibit 10.3, File No.333-21011).

(B) 10-55	Form of 2019 Restricted Stock Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2019, Exhibit 10.4, File No.333-21011).

10-56
Consent and Waiver to the Settlement Agreement, dated April 18, 2019, by and among the Debtors and the FE Non-Debtor Parties (incorporated by reference to FE's Form 10-Q filed April 23, 2019, Exhibit 10.1, File No.333-21011).

Exhibit Number

10-57
First Amendment to Settlement Agreement dated November 21, 2019, by and among the Debtors, FE Non-Debtor Parties, Ad Hoc Noteholders Group, Bruce Mansfield Certificateholders Group, and the Committee (incorporated by reference to FE’s Form 8-K filed November 26, 2019, Exhibit 10.1, File No. 333-21011).

(B) 10-58	Form of 2020-2022 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2020, Exhibit 10.1, File No.333-21011).

(B) 10-59	Form of 2020-2022 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2020, Exhibit 10.2, File No.333-21011).

(B) 10-60	Form of 2020 Restricted Stock Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2020, Exhibit 10.3, File No.333-21011).

(B) 10-61	FirstEnergy Corp. 2020 Incentive Compensation Plan (incorporated by reference to FE's Form 8-K filed May 20, 2020, Exhibit 10.1, File No.333-21011).

(A) 21	List of Subsidiaries of the Registrant at December 31, 2020.

(A) 23	Consent of Independent Registered Public Accounting Firm.

(A) 31-1	Certification of acting chief executive officer, pursuant to Rule 13a-14(a).

(A) 31-2	Certification of chief financial officer, pursuant to Rule 13a-14(a).

(A) 32	Certification of acting chief executive officer and chief financial officer, pursuant to 18 U.S.C. §1350.

101	The following materials from the Annual Report on Form 10-K for FirstEnergy Corp. for the period ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

(A)	Provided herein in electronic format as an exhibit.
(B)	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

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
Date: February 18, 2021

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
Date: February 18, 2021