Form 10-Q
period 2021-03-31
FIRSTENERGY CORP
filed 2021-04-22
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF MARCH 31, 2021
Common Stock, $0.10 par value	543,900,432
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

Forward-Looking Statements: This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on information currently available to management. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management’s intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “intend,” “believe,” “project,” “estimate,” “plan” and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

•The effectiveness of our ongoing discussions with the U.S. Attorney’s Office of the S.D. Ohio to resolve its investigation with respect to us.
•The results of the internal investigation and evaluation of our controls framework and remediation of our material weakness in internal control over financial reporting.
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
•The ability to accomplish or realize anticipated benefits from strategic and financial goals, including, but not limited to, maintaining financial flexibility, overcoming current uncertainties and challenges associated with the ongoing government investigations, executing our transmission and distribution investment plans, greenhouse gas reduction goals, controlling costs, improving our credit metrics, strengthening our balance sheet and growing earnings.
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
•The extent and duration of COVID-19 and the impacts to our business, operations and financial condition resulting from the outbreak of COVID-19 including, but not limited to, disruption of businesses in our territories, volatile capital and credit markets, legislative and regulatory actions, including the vaccine’s efficacy and the effectiveness of its distribution.
•The effectiveness of our pandemic and business continuity plans, the precautionary measures we are taking on behalf of our customers, contractors and employees, our customers’ ability to make their utility payment and the potential for supply-chain disruptions.
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

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in FirstEnergy’s filings with the SEC, including but not limited to the most recent Annual Report on Form 10-K and subsequent Current Reports on Form 8-K. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on FirstEnergy’s business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. FirstEnergy expressly disclaims any obligation to update or revise, except as required by law, any forward-looking statements contained herein or in the information incorporated by reference as a result of new information, future events or otherwise.

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FE	FirstEnergy Corp., a public utility holding company
FENOC	Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates NG’s nuclear generating facilities
FES	Energy Harbor LLC. (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, which provides energy-related products and services
FES Debtors	FES, FENOC, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage LLC, and FGMUC
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, the parent company of ATSI, KATCo, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	Energy Harbor Generation LLC (formerly known as FirstEnergy Generation, LLC), a subsidiary of EH, which owns and operates fossil generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a subsidiary of FG
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPUN	GPU Nuclear, Inc., a subsidiary of FE, which operates TMI-2
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
KATCo	Keystone Appalachian Transmission Company, a subsidiary of FET
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	Energy Harbor Nuclear Generation LLC (formerly known as FirstEnergy Nuclear Generation, LLC), a subsidiary of EH, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ACE	Affordable Clean Energy	ENEC	Expanded Net Energy Cost
ADIT	Accumulated Deferred Income Taxes	EPA	United States Environmental Protection Agency
AEP	American Electric Power Company, Inc.	EPS	Earnings per Share
AFS	Available-for-sale	ERO	Electric Reliability Organization
AFUDC	Allowance for Funds Used During Construction	ESP IV	Electric Security Plan IV
AMI	Advance Metering Infrastructure	Facebook®	Facebook is a registered trademark of Facebook, Inc.
AMT	Alternative Minimum Tax	FASB	Financial Accounting Standards Board
AOCI	Accumulated Other Comprehensive Income (Loss)	FERC	Federal Energy Regulatory Commission
ARO	Asset Retirement Obligation	FES Bankruptcy	FES Debtors’ voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court
ARP	Alternative Revenue Program	Fitch	Fitch Ratings Service
ASC	Accounting Standard Codification	FPA	Federal Power Act
ASU	Accounting Standards Update	FTR	Financial Transmission Right
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	GAAP	Accounting Principles Generally Accepted in the United States of America
BGS	Basic Generation Service	GHG	Greenhouse Gases
CAA	Clean Air Act	HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
CARES Act	Coronavirus Aid, Relief and Economic Security Act of 2020	HB 128	House Bill 128, as passed by Ohio's 134th General Assembly
CCR	Coal Combustion Residuals	LIBOR	London Inter-Bank Offered Rate
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	LOC	Letter of Credit
CFR	Code of Federal Regulations	LTIIPs	Long-Term Infrastructure Improvement Plans
CO2	Carbon Dioxide	MDPSC	Maryland Public Service Commission
COVID-19	Coronavirus disease	MGP	Manufactured Gas Plants
CPP	EPA’s Clean Power Plan	MISO	Midcontinent Independent System Operator, Inc.
CSAPR	Cross-State Air Pollution Rule	Moody’s	Moody’s Investors Service, Inc.
CSR	Conservation Support Rider	MW	Megawatt
CTA	Consolidated Tax Adjustment	MWH	Megawatt-hour
CWA	Clean Water Act	NAAQS	National Ambient Air Quality Standards
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit	NDT	Nuclear Decommissioning Trust
DCR	Delivery Capital Recovery	NERC	North American Electric Reliability Corporation
DMR	Distribution Modernization Rider	NJ Rate Counsel	New Jersey Division of Rate Counsel
DOE	United States Department of Energy	NJBPU	New Jersey Board of Public Utilities
DSIC	Distribution System Improvement Charge	NOx	Nitrogen Oxide
DSP	Default Service Plan	NPDES	National Pollutant Discharge Elimination System
EDC	Electric Distribution Company	NRC	Nuclear Regulatory Commission
EDIS	Electric Distribution Investment Surcharge	NUG	Non-Utility Generation
EE&C	Energy Efficiency and Conservation	NYPSC	New York State Public Service Commission
EEI	Edison Electric Institute	OCA	Office of Consumer Advocate
EGS	Electric Generation Supplier	OCC	Ohio Consumers’ Counsel
EGU	Electric Generation Units	OH AG	Ohio Attorney General
EH	Energy Harbor Corp.	OPEB	Other Post-Employment Benefits
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act	OPIC	Other Paid-in Capital

OVEC	Ohio Valley Electric Corporation	S.D. Ohio	Southern District of Ohio
PA DEP	Pennsylvania Department of Environmental Protection	SBC	Societal Benefits Charge
PJM	PJM Interconnection, LLC	SCOH	Supreme Court of Ohio
PJM Tariff	PJM Open Access Transmission Tariff	SEC	United States Securities and Exchange Commission
POLR	Provider of Last Resort	SEET	Significantly Excessive Earnings Test
PPA	Purchase Power Agreement	SIP	State Implementation Plan(s) Under the Clean Air Act
PPB	Parts per Billion	SO2	Sulfur Dioxide
PPUC	Pennsylvania Public Utility Commission	SOS	Standard Offer Service
PUCO	Public Utilities Commission of Ohio	SREC	Solar Renewable Energy Credit
PURPA	Public Utility Regulatory Policies Act of 1978	SSO	Standard Service Offer
RCRA	Resource Conservation and Recovery Act	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
Regulation FD	Regulation Fair Disclosure promulgated by the SEC	TMI-1	Three Mile Island Unit 1
RFC	ReliabilityFirst Corporation	TMI-2	Three Mile Island Unit 2
RFP	Request for Proposal	Twitter®	Twitter is a registered trademark of Twitter, Inc.
RGGI	Regional Greenhouse Gas Initiative	VIE	Variable Interest Entity
ROE	Return on Equity	VSCC	Virginia State Corporation Commission
RTO	Regional Transmission Organization	WVPSC	Public Service Commission of West Virginia
S&P	Standard & Poor’s Ratings Service	ZEC	Zero Emissions Certificate

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions, except per share amounts)	2021	2020

REVENUES:
Distribution services and retail generation	$2,236	$2,124
Transmission	401	397
Other	89	188
Total revenues(1)	2,726	2,709

OPERATING EXPENSES:
Fuel	118	98
Purchased power	718	694
Other operating expenses	752	749
Provision for depreciation	323	317
Amortization of regulatory assets, net	92	52
General taxes	273	267
Gain on sale of Yards Creek (Note 8)	(109)	—
Total operating expenses	2,167	2,177

OPERATING INCOME	559	532

OTHER INCOME (EXPENSE):
Miscellaneous income, net	135	100
Pension and OPEB mark-to-market adjustment (Note 5)	—	(423)
Interest expense	(285)	(263)
Capitalized financing costs	13	18
Total other expense	(137)	(568)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFITS)	422	(36)

INCOME TAXES (BENEFITS)	87	(60)

INCOME FROM CONTINUING OPERATIONS	335	24

Discontinued operations (Note 3)(2)	—	50

NET INCOME	$335	$74

EARNINGS PER SHARE OF COMMON STOCK (Note 4):
Basic - Continuing Operations	$0.62	$0.05
Basic - Discontinued Operations	—	0.09
Basic - Net Income Attributable to Common Stockholders	$0.62	$0.14

Diluted - Continuing Operations	$0.62	$0.05
Diluted - Discontinued Operations	—	0.09
Diluted - Net Income Attributable to Common Stockholders	$0.62	$0.14

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	543	541
Diluted	544	543

(1) Includes excise and gross receipts tax collections of $95 million and $92 million during the three months ended March 31, 2021 and 2020, respectively.

(2) Net of income tax benefits of $36 million for the three months ended March 31, 2020.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2021	2020

NET INCOME	$335	$74

OTHER COMPREHENSIVE LOSS:
Pension and OPEB prior service costs	(3)	(23)
Other comprehensive loss	(3)	(23)
Income tax benefits on other comprehensive loss	(1)	(5)
Other comprehensive loss, net of tax	(2)	(18)

COMPREHENSIVE INCOME	$333	$56

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,281	$1,734
Restricted cash	45	67
Receivables-
Customers	1,192	1,367
Less — Allowance for uncollectible customer receivables	161	164
	1,031	1,203
Other, net of allowance for uncollectible accounts of $15 in 2021 and $26 in 2020	247	236
Materials and supplies, at average cost	303	317
Prepaid taxes and other	281	157
	3,188	3,714
PROPERTY, PLANT AND EQUIPMENT:
In service	44,143	43,654
Less — Accumulated provision for depreciation	12,143	11,938
	32,000	31,716
Construction work in progress	1,640	1,578
	33,640	33,294

PROPERTY, PLANT AND EQUIPMENT, NET - HELD FOR SALE (NOTE 8)	—	45

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments (Note 7)	606	605
Regulatory assets	91	82
Other	974	1,106
	7,289	7,411
	$44,117	$44,464
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$539	$146
Short-term borrowings	1,450	2,200
Accounts payable	870	827
Accrued interest	289	282
Accrued taxes	637	640
Accrued compensation and benefits	284	349
Other	555	560
	4,624	5,004
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 543,900,432 and 543,117,533 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	54	54
Other paid-in capital	9,866	10,076
Accumulated other comprehensive loss	(7)	(5)
Accumulated deficit	(2,553)	(2,888)
Total stockholders’ equity	7,360	7,237
Long-term debt and other long-term obligations	22,204	22,131
	29,564	29,368
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	3,203	3,095
Retirement benefits	3,274	3,345
Regulatory liabilities	1,959	1,826
Other	1,493	1,826
	9,929	10,092
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 9)
	$44,117	$44,464

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount
Balance, January 1, 2021	543	$54	$10,076	$(5)	$(2,888)	$7,237
Net income					335	335
Other comprehensive loss, net of tax				(2)		(2)
Share-based benefit plans	1		2			2
Cash dividends declared on common stock ($0.39 per share in March)			(212)			(212)
Balance, March 31, 2021	544	$54	$9,866	$(7)	$(2,553)	$7,360

	Three Months Ended March 31, 2020
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount
Balance, January 1, 2020	541	$54	$10,868	$20	$(3,967)	$6,975
Net income					74	74
Other comprehensive loss, net of tax				(18)		(18)
Stock Investment Plan and share-based benefit plans	1		(6)			(6)
Cash dividends declared on common stock ($0.39 per share in March)			(211)			(211)
Balance, March 31, 2020	542	$54	$10,651	$2	$(3,893)	$6,814

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$335	$74
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	454	295
Deferred income taxes and investment tax credits, net	82	(78)
Retirement benefits, net of payments	(105)	(66)
Pension and OPEB mark-to-market adjustment	—	423
Settlement agreement and tax sharing payments to the FES Debtors	—	(978)
Gain on sale of Yards Creek	(109)	—
Gain on disposal, net of tax (Note 3)	—	(50)
Changes in current assets and liabilities-
Receivables	161	51
Materials and supplies	14	—
Prepaid taxes and other	(121)	(125)
Accounts payable	43	(66)
Accrued taxes	(127)	(37)
Accrued interest	7	29
Accrued compensation and benefits	(129)	(61)
Other current liabilities	(7)	1
Other	35	28
Net cash provided from (used for) operating activities	533	(560)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	500	2,000
Redemptions and repayments-
Long-term debt	(29)	(778)
Short-term borrowings, net	(750)	(250)
Common stock dividend payments	(212)	(211)
Other	(18)	(36)
Net cash provided from (used for) financing activities	(509)	725

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(604)	(616)
Proceeds from sale of Yards Creek	155	—
Sales of investment securities held in trusts	5	13
Purchases of investment securities held in trusts	(7)	(18)
Asset removal costs	(47)	(43)
Other	(1)	5
Net cash used for investing activities	(499)	(659)

Net change in cash, cash equivalents, and restricted cash	(475)	(494)
Cash, cash equivalents, and restricted cash at beginning of period	1,801	679
Cash, cash equivalents, and restricted cash at end of period	$1,326	$185

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

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s ten utility operating companies comprise one of the nation’s largest investor-owned electric systems, based on serving over six million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include approximately 24,000 miles of lines and two regional transmission operation centers. AGC and MP control 3,580 MWs of total capacity.
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
These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

Capitalized Financing Costs

For each of the three months ended March 31, 2021 and 2020, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $7 million and $11 million, respectively, of allowance for equity funds used during construction and $6 million and $7 million, respectively, of capitalized interest.

COVID-19

The outbreak of COVID-19 is a global pandemic. FirstEnergy is continuously evaluating the global pandemic and taking steps to mitigate known risks. FirstEnergy is actively monitoring the continued impact COVID-19 is having on its customers’ receivable balances, which include increasing arrears balances since the pandemic has begun. FirstEnergy has incurred, and it is expected to incur for the foreseeable future, COVID-19 pandemic related expenses. COVID-19 related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The full impact on FirstEnergy’s business from the COVID-19 pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees, contractors and customers is its first priority. FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the continued impact the COVID-19 pandemic is having on its business, however, FirstEnergy does not currently expect disruptions in its ability to deliver service to customers or any material impact on its capital spending plan.

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

FirstEnergy reviews its allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, amount of receivable balances that are past-due, payment options and programs available to customers, and the methods that the Utilities are able to utilize to ensure payment. This analysis includes consideration of the outbreak of COVID-19 and the impact on customer receivable balances outstanding and the ability of customers to continue payment since the pandemic began.
Beginning March 13, 2020, FirstEnergy temporarily suspended customer disconnections for nonpayment and ceased collection activities as a result of the ongoing pandemic and in accordance with state regulatory requirements. The temporary suspension of disconnections for nonpayment and ceasing of collection activities extended into the fourth quarter of 2020, but resumed for most customers before the end of 2020. Customers are subject to each state's applicable regulations on winter moratoriums for residential customers, which begin as early as November 1, 2020, and were in effect until April 15, 2021. During the first quarter of 2021, FirstEnergy reviewed its allowance for uncollectible customer receivables based on this qualitative assessment and has experienced a reduction in customer accounts that are past due by greater than 30 days since the end of 2020. Additionally, customer accounts in arrears grew at a slower percentage in the first quarter of 2021, than quarters subsequent to the start of the COVID-19 pandemic in 2020. Furthermore, other factors were also considered in the quarterly analysis, such as the federal and certain state funding being made available to customers to assist with past due utility bills, additional federal economic stimulus package and the beginning of vaccine distribution. As a result of this analysis, FirstEnergy recognized no significant incremental uncollectibles expense in the first quarter of 2021.

Receivables from customers also include PJM receivables resulting from transmission and wholesale sales. FirstEnergy’s credit risk on PJM receivables is reduced due to the nature of PJM’s settlement process whereby members of PJM legally agree to share the cost of defaults and as a result there is no allowance for doubtful accounts.

Activity in the allowance for uncollectible accounts on customer receivables for the three months ended March 31, 2021 and for the year ended December 31, 2020 are as follows:

(In millions)

Balance, January 1, 2020	$46
Charged to income (1)	174
Charged to other accounts (2)	46
Write-offs	(102)
Balance, December 31, 2020	$164
Charged to income	5
Charged to other accounts (2)	11
Write-offs	(19)
Balance, March 31, 2021	$161
(1) $103 million of which was deferred for future recovery in the twelve months ended December 31, 2020.
(2) Represents recoveries and reinstatements of accounts written off for uncollectible accounts.

Restricted Cash

Restricted cash primarily relates to cash collected from JCP&L, MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective funding companies.
New Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2019-12, "Simplifying the Accounting for Income Taxes" (Issued in December 2019): ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance, including the elimination of certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. FirstEnergy adopted the guidance as of January 1, 2021, with no material impact to the financial statements.

Recently Issued Pronouncements - FirstEnergy has assessed new authoritative accounting guidance issued by the FASB that has not yet been adopted and none are currently expected to have a material impact to the financial statements.

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

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2021 and 2020, by type of service from each reportable segment:

	For the Three Months Ended March 31, 2021
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$1,339	$—	$(26)	$1,313
Retail generation	935	—	(12)	923
Wholesale sales	69	—	4	73
Transmission	—	401	—	401
Other	33	—	—	33
Total revenues from contracts with customers	$2,376	$401	$(34)	$2,743
ARP (2)	(27)	—	—	(27)
Other non-customer revenue	21	4	(15)	10
Total revenues	$2,370	$405	$(49)	$2,726
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Reflects amount the Ohio Companies will collectively refund to customers that was previously collected under decoupling mechanisms, with interest. See Note 8, “Regulatory Matters,” for further discussion on Ohio decoupling rates.

	For the Three Months Ended March 31, 2020
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$1,256	$—	$(21)	$1,235
Retail generation	904	—	(15)	889
Wholesale sales	71	—	1	72
Transmission	—	397	—	397
Other	36	—	—	36
Total revenues from contracts with customers	$2,267	$397	$(35)	$2,629
ARP (2)	68	—	—	68
Other non-customer revenue	23	4	(15)	12
Total revenues	$2,358	$401	$(50)	$2,709
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Reflects Ohio decoupling rates that became effective on February 1, 2020. See Note 8, “Regulatory Matters,” for further discussion on Ohio decoupling rates.

Other non-customer revenue includes revenue from late payment charges of $9 million and $10 million for the three months ended March 31, 2021 and 2020, respectively.

Regulated Distribution

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies and also controls 3,580 MWs of regulated electric generation capacity located primarily in West Virginia and Virginia. Each of the Utilities earns revenue from state-regulated rate tariffs under which it provides distribution services to residential, commercial and industrial customers in its service territory. The Utilities are obligated under the regulated construct to deliver power to customers reliably, as it is needed, which creates an implied monthly contract with the end-use customer. See Note 8, “Regulatory Matters,” for additional information on rate recovery mechanisms. Distribution and electric revenues are recognized over time as electricity is distributed and delivered to the customer and the customers consume the electricity immediately as delivery occurs.

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

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the three months ended March 31, 2021 and 2020, by class:

	For the Three Months Ended March 31,
Revenues by Customer Class	2021	2020
	(In millions)
Residential	$1,457	$1,319
Commercial	541	544
Industrial	258	277
Other	18	20
Total Revenues	$2,274	$2,160

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

ASC 606 excludes industry-specific accounting guidance for recognizing revenue from ARPs as these programs represent contracts between the utility and its regulators, as opposed to customers. Therefore, revenue from these programs are not within the scope of ASC 606 and regulated utilities are permitted to continue to recognize such revenues in accordance with existing practice but are presented separately from revenue arising from contracts with customers. FirstEnergy had ARPs in Ohio primarily for decoupling revenue in 2020, and has reflected refunds of decoupling revenue owed to customers as reductions to ARPs in 2021. Please see Note 8, “Regulatory Matters,” for further discussion on decoupling revenues in Ohio.

Regulated Transmission

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies and JCP&L, as well as stated transmission rates at, MP, PE and WP, although as further discussed in Note 8, “Regulatory Matters,” MP, PE and WP filed with FERC on October 29, 2020, to convert their existing stated transmission rates to forward-looking formula rates. These transmission rate filings were accepted by FERC on December 31, 2020, effective January 1, 2021, subject to refund, pending further hearing and settlement procedures, and were consolidated with a related formula rate filing submitted by KATCo into a single proceeding. MP, PE, WP, and KATCo are engaged in settlement negotiations with the other parties to the formula rate proceedings.

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

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the three months ended March 31, 2021 and 2020, by transmission owner:

	For the Three Months Ended March 31,
Transmission Owner	2021	2020
	(In millions)
ATSI	$207	$204
TrAIL	59	63
MAIT	68	57
JCP&L	40	40
Other	27	33
Total Revenues	$401	$397

3. DISCONTINUED OPERATIONS

    FES and FENOC Chapter 11 Bankruptcy Filing
On March 31, 2018, the FES Debtors announced that, in order to facilitate an orderly financial restructuring, they filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. On February 27, 2020, the FES Debtors effectuated their plan, emerged from bankruptcy and FirstEnergy tendered the bankruptcy court approved settlement payments totaling $853 million and a $125 million tax sharing payment to the FES Debtors.

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

Additionally, the Tax Act amended Section 163(j) of the Internal Revenue Code of 1986, as amended, limiting interest expense deductions for corporations but with exemption for certain regulated utilities. Based on interpretation of subsequently issued proposed regulations, and based on the FES Debtors’ emergence from bankruptcy in 2020, FirstEnergy expects all interest expense for 2020 and future years to be fully deductible. See Note 6, “Income Taxes” for further information.

    Competitive Generation Asset Sales

As contemplated under the FES Bankruptcy settlement agreement, on January 1, 2019, FG acquired from AE Supply, the economic interests in the 1,300 MW Pleasants Power Station, and AE Supply operated Pleasants until ownership was transferred on January 30, 2020. AE Supply continues to provide access to the McElroy's Run CCR Impoundment Facility, which was not transferred, and FE will provide guarantees for certain retained environmental liabilities of AE Supply, including the McElroy’s Run CCR Impoundment Facility. During the first quarter of 2020, FG paid AE Supply approximately $65 million of cash for related materials and supplies (at book value) and the settlement of FG’s economic interest in Pleasants.

    Summarized Results of Discontinued Operations
Summarized results of discontinued operations for the three months ended March 31, 2021 and 2020, were as follows:

	For the Three Months Ended March 31,
(In millions)	2021	2020

Revenues	$—	$7
Fuel	—	(6)
Other operating expenses	—	(6)
Other income	—	5
Income from discontinued operations, before tax	—	—
Income tax expense	—	—
Income from discontinued operations, net of tax	—	—

Settlement Consideration	—	(4)
Accelerated net pension and OPEB prior service credits	—	18
Gain on Disposal of FES and FENOC, before tax	—	14
Income tax benefits including worthless stock deduction	—	(36)
Gain on disposal of FES and FENOC, net of tax	—	50

Income from discontinued operations	$—	$50

FirstEnergy’s Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. For the three months ended March 31, 2020, cash flows from operating activities includes income from discontinued operations of $50 million.

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

Diluted EPS reflects the dilutive effect of potential common shares from share-based awards The dilutive effect of outstanding share-based awards was computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of the award would be used to purchase common stock at the average market price for the period.

The following table reconciles basic and diluted EPS of common stock:

	For the Three Months Ended March 31,
Reconciliation of Basic and Diluted EPS of Common Stock	2021	2020

(In millions, except per share amounts)
EPS of Common Stock
Income from continuing operations	$335	$24
Discontinued operations, net of tax	—	50
Income available to common stockholders	$335	$74

Share count information:
Weighted average number of basic shares outstanding	543	541
Assumed exercise of dilutive stock options and awards	1	2
Weighted average number of diluted shares outstanding	544	543

Income available to common stockholders, per common share:
Income from continuing operations, basic	$0.62	$0.05
Discontinued operations, basic	—	0.09
Income available to common stockholders, basic	$0.62	$0.14

Income from continuing operations, diluted	$0.62	$0.05
Discontinued operations, diluted	—	0.09
Income available to common stockholders, diluted	$0.62	$0.14

For the three months ended March 31, 2021 and March 31, 2020, no shares from stock options and awards were excluded from the calculation of diluted shares outstanding.

5. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The components of the consolidated net periodic costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended March 31,	2021	2020	2021	2020
	(In millions)
Service costs	$49	$52	$1	$1
Interest costs	56	75	3	4
Expected return on plan assets	(163)	(153)	(10)	(8)
Amortization of prior service costs (credits)(1) (2)	1	10	(4)	(33)
One-time termination benefit (3)	—	8	—	—
Pension and OPEB mark-to-market adjustment	—	386	—	37
Net periodic costs (credits), including amounts capitalized	$(57)	$378	$(10)	$1
Net periodic costs (credits), recognized in earnings	$(78)	$358	$(10)	$1

(1) 2020 includes the acceleration of $18 million in net credits as a result of the FES Debtors’ emergence during the first quarter of 2020 and is a component of discontinued operations in FirstEnergy’s Consolidated Statements of Income.
(2) The income tax benefits associated with pension and OPEB prior service costs amortized out of AOCI were $1 million and $5 million as of March 31, 2021 and 2020, respectively.
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
On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which among other things, extended shortfall amortization periods and modification of the interest rate stabilization rules for single-employer plans thereby impacting funding requirements. As a result, under current assumptions, including an expected rate of return of 7.50%, FirstEnergy does not currently expect to have a required contribution to the pension plan. However, FirstEnergy may elect to contribute to the pension plan voluntarily.
Service costs, net of capitalization, are reported within Other operating expenses on FirstEnergy’s Consolidated Statements of Income. Non-service costs, other than the pension and OPEB mark-to-market adjustment, which is separately shown, are reported within Miscellaneous income, net, within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income.
6. INCOME TAXES
FirstEnergy’s interim effective tax rates reflect the estimated annual effective tax rates for 2021 and 2020. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period but are not consistent from period to period.

FirstEnergy’s effective tax rate on continuing operations for the three months ended March 31, 2021 and 2020, was 20.6% and 166.7%, respectively. The change in effective tax rate was primarily due to the absence of a $52 million reduction in valuation allowances in the first quarter of 2020 from the recognition of deferred gains on prior intercompany generation asset transfers triggered by the FES Debtors’ emergence from bankruptcy and deconsolidation from FirstEnergy’s consolidated federal income tax group. See Note 3, “Discontinued Operations,” for other tax matters relating to the FES Bankruptcy that were recognized in discontinued operations.

During the three months ended March 31, 2021, FirstEnergy recorded a $11 million increase in its reserve for uncertain tax positions for benefits related to certain federal tax credits. As of March 31, 2021, it is reasonably possible that within the next twelve months FirstEnergy could record a net decrease of approximately $57 million to its reserve for uncertain tax positions due to the expiration of the statute of limitations or resolution with taxing authorities, of which approximately $55 million would impact FirstEnergy’s effective tax rate.

On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021. While the Act is primarily an economic stimulus package, it also, among other changes, expanded the scope of Section 162(m) of the Internal Revenue Code that limits deductions on certain executive officer compensation. FirstEnergy does not currently expect these changes to have a material impact. During January 2021, the IRS issued additional regulations on interest expense deductibility under Section 163(j) of the Internal Revenue Code, however, is not expected to have a significant tax impact to FirstEnergy.
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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of March 31, 2021, from those used as of December 31, 2020. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$—	$—	$—	$—	$3	$3
Equity securities	2	—	—	2	2	—	—	2
U.S. state debt securities	—	276	—	276	—	276	—	276
Cash and cash equivalents	1,281	—	—	1,281	1,734	—	—	1,734
Other(2)	—	37	—	37	—	41	—	41
Total assets	$1,283	$313	$—	$1,596	$1,736	$317	$3	$2,056

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(1)	$(1)	$—	$—	$—	$—
Total liabilities	$—	$—	$(1)	$(1)	$—	$—	$—	$—

Net assets (liabilities)(3)	$1,283	$313	$(1)	$1,595	$1,736	$317	$3	$2,056
(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2)Primarily consists of short-term investments.
(3)Excludes $1 million each as of March 31, 2021 and December 31, 2020, respectively, of net receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the periods ended March 31, 2021, and December 31, 2020:

	NUG Contracts(1)	FTRs(1)
	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2020 Balance	$(16)	$4	$(1)	$3
Unrealized loss	(3)	(3)	—	(3)
Purchases	—	7	(2)	5
Settlements	19	(5)	3	(2)
December 31, 2020 Balance	$—	$3	$—	$3
Unrealized loss	—	—	(1)	(1)
Settlements	—	(3)	—	(3)
March 31, 2021 Balance	$—	$—	$(1)	$(1)
(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs contracts that are classified as Level 3 in the fair value hierarchy for the period ended March 31, 2021:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range			Weighted Average	Units
FTRs	$(1)	Model	RTO auction clearing prices	$0.20	to	$1.90	$0.60	Dollars/MWH

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

Generally, unrealized gains and losses on equity securities are recognized in income whereas unrealized gains and losses on AFS debt securities are recognized in AOCI. However, the spent nuclear fuel disposal trusts and NDTs of JCP&L, ME and PN are subject to regulatory accounting with all gains and losses on equity and AFS debt securities offset against regulatory assets. On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. With the receipt of all required regulatory approvals, the transaction was consummated, including the transfer of external trusts for the decommissioning and environmental remediation of TMI-2, on December 18, 2020. Please see Note 9, "Commitments, Guarantees and Contingencies," for further information.

Spent Nuclear Fuel Disposal Trusts

JCP&L holds debt securities within the spent nuclear fuel disposal trust, which are classified as AFS securities, recognized at fair market value. The trust is intended for funding spent nuclear fuel disposal fees to the DOE associated with previously owned nuclear plants.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of March 31, 2021, and December 31, 2020:

	March 31, 2021(1)				December 31, 2020(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$276	$4	$(7)	$273	$275	$7	$(6)	$276
(1) Excludes short-term cash investments of $8 million.
    (2) Excludes short-term cash investments of $9 million.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three months ended March 31, 2021 and 2020, were as follows:

	For the Three Months Ended March 31,
	2021	2020(1)
	(In millions)
Sale proceeds	$5	$13
Realized gains	—	4
Realized losses	—	(5)
Interest and dividend income	3	5
(1) Includes amounts associated with NDTs that were previously held by JCP&L, ME, and PN. See above for additional information.

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies and equity method investments. Other investments were $325 million and $322 million as of March 31, 2021, and December 31, 2020, respectively, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In millions)
Carrying value (1)	$22,848	$22,377
Fair value	$24,914	$25,465
(1) The carrying value as of March 31, 2021, includes $500 million of debt issuances and $29 million of redemptions that occurred in the first quarter of 2021.

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of March 31, 2021, and December 31, 2020.

8. REGULATORY MATTERS

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

On March 22, 2019, MDPSC issued an order approving PE’s 2018 base rate case filing, which among other things, approved an annual rate increase of $6.2 million, approved three of the four EDIS programs for four years to fund enhanced service reliability programs, directed PE to file a new depreciation study within 18 months, and ordered the filing of a new base rate case in four years to correspond to the ending of the approved EDIS programs. On September 22, 2020, PE filed its depreciation study reflecting a slight increase in expense and is seeking the difference to be deferred for future recovery in PE’s next base rate case. On January 29, 2021, the Maryland Office of People's Counsel filed testimony recommending an annual reduction in depreciation expense of $10.8 million, and the staff of the MDPSC filed testimony recommending an annual reduction of $9.6 million. PE's rebuttal testimony was filed on March 2, 2021, and the Public Utility Law Judge conducted a hearing on the matter on April 12, 2021.

Maryland’s Governor issued an order on March 16, 2020, forbidding utilities from terminating residential service or charging late fees for non-payment for the duration of the COVID-19 pandemic. On April 9, 2020, the MDPSC issued an order allowing utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic, including incremental uncollectible expense, incurred from the date of the Governor’s order (or earlier if the utility could show that the expenses related to suspension of service terminations). In July 2020, the MDPSC subsequently issued orders allowing Maryland electric and gas utilities to resume residential service terminations for non-payment on November 15, 2020, subject to various restrictions, and clarifying that utilities could resume charging late fees on October 1, 2020. On April 9, 2021, PE provided the MDPSC additional information related to customer arrearages, which will be used, to determine the distribution of at least $30 million of COVID-19 relief that was allocated by the Maryland General Assembly.

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

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25%

allocated to ratepayers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation, which were published in the NJ Register in the first quarter of 2018. JCP&L filed comments supporting the proposed rulemaking. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the NJ Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey. Oral Argument was held on March 10, 2021, which JCP&L participated in. JCP&L is contesting this appeal but is unable to predict the outcome of this matter.

On February 18, 2020, JCP&L submitted a filing with the NJBPU requesting a distribution base rate increase. On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, providing for, among other things, a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which will become effective for customers on November 1, 2021. Until the rates become effective, and starting on January 1, 2021, JCP&L began to amortize an existing regulatory liability totaling approximately $86 million to offset the base rate increase that otherwise would have occurred in this period. The parties also agreed that the actual net gain from the sale of JCP&L’s interest in the Yards Creek pumped-storage hydro generation facility in New Jersey (210 MWs), as further discussed below, be applied to reduce JCP&L’s existing regulatory asset for previously deferred storm costs. Lastly, the parties agreed that approximately $95 million of Reliability Plus capital investment for projects through December 31, 2020 is included in rate base effective December 31, 2020, with a final prudence review of only those capital investment projects from July 1, 2020 through December 31, 2020 to occur in January 2021. During the first quarter of 2021, JCP&L submitted its review of storm costs, filed a written report for its Reliability Plus projects placed in service from July 1, 2020 through December 31, 2020, and submitted the vegetation management report, all required under the stipulation of settlement. On March 24, 2021, JCP&L, NJ Rate Counsel and the NJBPU Staff submitted a stipulation of settlement to the NJBPU, which was approved on April 7, 2021, providing that the Reliability Plus projects placed into service from July 1, 2020 through December 31, 2020 were reasonable and prudent.
On April 6, 2020, JCP&L signed an asset purchase agreement with Yards Creek Energy, LLC, a subsidiary of LS Power to sell its 50% interest in the Yards Creek pumped-storage hydro generation facility. Subject to terms and conditions of the agreement, the base purchase price is $155 million. As of December 31, 2020, assets held for sale on FirstEnergy’s Consolidated Balance Sheets associated with the transaction consist of property, plant and equipment of $45 million, which is included in the regulated distribution segment. On July 31, 2020, FERC approved the transfer of JCP&L’s interest in the hydroelectric operating license. On October 8, 2020, FERC issued an order authorizing the transfer of JCP&L’s ownership interest in the hydroelectric facilities. On October 28, 2020, the NJBPU approved the sale of Yards Creek. With the receipt of all required regulatory approvals, the transaction was consummated on March 5, 2021 and resulted in a $109 million gain within the regulated distribution segment. As further discussed above, the gain from the transaction was applied against and reduced JCP&L’s existing regulatory asset for previously deferred storm costs and, as a result, was offset by expense in the “Amortization of regulatory assets, net”, line on the Consolidated Statements of Income, resulting in no earnings impact to FirstEnergy or JCP&L.

On August 27, 2020, JCP&L filed an AMI Program with the NJBPU, which proposes the deployment of approximately 1.2 million advanced meters over a three-year period beginning on January 1, 2023, at a total cost of approximately $418 million, including the pre-deployment phase. The 3-year deployment is part of the 20-year AMI Program that is expected to cost a total of approximately $732 million and proposes a cost recovery mechanism through a separate AMI tariff rider. On January 13, 2021, a procedural schedule was established, which includes evidentiary hearings the week of May 24, 2021. On February 26, 2021, JCP&L filed a letter requesting a suspension of the procedural schedule to allow for settlement discussions, which was granted on March 5, 2021.

On June 10, 2020, the NJBPU issued an order establishing a framework for the filing of utility-run energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act. Under the established framework, JCP&L will recover its program investments over a ten-year amortization period and its operations and maintenance expenses on an annual basis, be eligible to receive lost revenues on energy savings that resulted from its programs and be eligible for incentives or subject to penalties based on its annual program performance, beginning in the fifth year of its program offerings. On September 25, 2020, JCP&L filed its energy efficiency and peak demand reduction program. JCP&L’s program consists of 11 energy efficiency and peak demand reduction programs and subprograms to be run from July 1, 2021 through June 30, 2024. The program also seeks approval of cost recovery totaling approximately $230 million as well as lost revenues associated with the energy savings resulting from the programs. While a procedural order has been established in this matter, on January 20, 2021, JCP&L filed a letter requesting a suspension of the procedural schedule to allow for settlement discussions. The Clean Energy Act contemplates a final order from the NJBPU by May 2, 2021.
On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 through September 30, 2021, or until the Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. Through various Executive Orders issued by Governor Murphy, the moratorium period is extended to June 30, 2021.

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

On September 23, 2020, the NJBPU issued an Order requiring all New Jersey electric distribution companies to file electric vehicle programs. JCP&L filed its electric vehicle program on March 1, 2021, which consists of six sub-programs, including a consumer education and outreach initiative that would begin on January 1, 2022, and continue over a four-year period. The total proposed budget for the electric vehicle program is approximately $50 million, of which $16 million is capital expenditures and $34 million is for operations and maintenance expenses. JCP&L is proposing to recover the electric vehicle program costs via a non-bypassable rate clause applicable to all distribution customer rate classes, which would become effective on January 1, 2022.

OHIO

The Ohio Companies operate under base distribution rates approved by the PUCO effective in 2009. The Ohio Companies’ residential and commercial base distribution revenues were decoupled, through a mechanism that took effect on February 1, 2020 and under which the Ohio Companies billed customers until February 9, 2021, to the base distribution revenue and lost distribution revenue associated with energy efficiency and peak demand reduction programs recovered as of the twelve-month period ending on December 31, 2018. The Ohio Companies currently operate under ESP IV effective June 1, 2016, and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues the Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) the collection of lost distribution revenue associated with energy efficiency and peak demand reduction programs, which is discussed further below; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

ESP IV further provided for the Ohio Companies to collect through the DMR $132.5 million annually for three years beginning in 2017, grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. On appeal, the SCOH, on June 19, 2019, reversed the PUCO’s determination that the DMR is lawful, and remanded the matter to the PUCO with instructions to remove the DMR from ESP IV. The PUCO entered an order directing the Ohio Companies to cease further collection through the DMR, credit back to customers a refund of the DMR funds collected since July 2, 2019 and remove the DMR from ESP IV. On July 15, 2019, OCC filed a Notice of Appeal with the SCOH, challenging the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017 for OE and claiming a $42 million refund is due to OE customers. On December 1, 2020, the SCOH reversed the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for OE for calendar year 2017, and remanded the case to the PUCO with instructions to conduct new proceedings which includes the DMR revenues in the analysis, determines the threshold against which the earned return is measured, and makes other necessary determinations. FirstEnergy is unable to predict the outcome of these proceedings but has not deemed a liability probable as of March 31, 2021.

On July 23, 2019, Ohio enacted HB 6, which established support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, HB 6 included provisions implementing a decoupling mechanism for Ohio electric utilities and ending current energy efficiency program mandates on December 31, 2020, provided that statewide energy efficiency mandates are achieved as determined by the PUCO. On February 26, 2020, the PUCO ordered a wind-down of statutorily required energy efficiency programs to commence on September 30, 2020, that the programs terminate on December 31, 2020, with the Ohio Companies' existing portfolio plans extended through 2020 without changes. On February 24, 2021, the PUCO found that statewide energy efficiency mandates had been achieved, and ordered that Ohio electric utilities’ energy efficiency and peak demand reduction cost recovery riders terminate.

On November 21, 2019, the Ohio Companies applied to the PUCO for approval of a decoupling mechanism, which would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. On January 15, 2020, the PUCO approved the Ohio Companies’ decoupling application, and the decoupling mechanism took effect on February 1, 2020. On March 31, 2021, Governor DeWine signed HB 128, which, among other things, would repeal parts of HB 6, the legislation that established support for nuclear energy supply in Ohio, provided for a decoupling mechanism for Ohio electric utilities, and provided for the ending of current energy efficiency program mandates. HB 128 is effective June 29, 2021. As further discussed below, in connection with a partial settlement with the OAG and other parties, the Ohio Companies filed an application with the PUCO on February 1, 2021, to set the respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies will of their own accord not seek to recover lost distribution revenue from residential and commercial customers. FirstEnergy is committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings currently underway as further discussed herein. As a result of the partial settlement, and the decision to not seek lost distribution revenue, FirstEnergy recognized a $108 million pre-tax charge ($84 million after-tax) in the fourth quarter of 2020, and $77 million (pre-tax) of which is associated with forgoing collection of lost distribution revenue. On March 31, 2021, FirstEnergy announced that the Ohio Companies will proactively refund to customers amounts previously collected under decoupling, with interest, which total approximately $27 million. On April 22, 2021, the Ohio Companies filed an application with the PUCO to modify CSR to return such amounts. Furthermore, as FirstEnergy would not have financially benefited from the Clean Air Fund included in HB 6, which is the mechanism to provide support to nuclear energy in Ohio, there is no expected additional impact to FirstEnergy due to any repeal of that provision of HB 6.

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

On July 29, 2020, the PUCO consolidated the Ohio Companies’ Applications for determination of the existence of significantly excessive earnings, or SEET, under ESP IV for calendar years 2018 and 2019, which had been previously filed on July 15, 2019, and May 15, 2020, respectively, and set a procedural schedule with evidentiary hearings. On September 4, 2020, the PUCO opened its quadrennial review of ESP IV, consolidated it with the Ohio Companies’ 2018 and 2019 SEET Applications, and set a procedural schedule for the consolidated matters. On October 29, 2020, the PUCO issued an entry extending the deadline for the Ohio Companies to file quadrennial review of ESP IV testimony and supplemental SEET testimony to March 1, 2021, with the evidentiary hearings to commence no sooner than May 3, 2021. On January 12, 2021, the PUCO consolidated these matters with the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017, which the SCOH had remanded to the PUCO. On March 1, 2021, the Ohio Companies filed testimony in the quadrennial review and supplemental testimony in the SEET cases for calendar years 2017 through 2019. The calculations included in the quadrennial review for 2020 through 2024 demonstrate that the prospective effect of ESP IV is not substantially likely to provide the Ohio Companies with significantly excessive earnings during the balance of ESP IV. In addition, the Ohio Companies’ quadrennial review testimony demonstrates that ESP IV continues to be more favorable in the aggregate and during the remaining term of ESP IV as compared to the expected results of a market rate offer. Further, the revised calculations included in the Ohio Companies’ supplemental SEET testimony for calendar years 2017 through 2019 demonstrated that the Ohio Companies did not have significantly excessive earnings, on an individual company basis or on a consolidated basis. However, on March 31, 2021, Governor DeWine signed House Bill 128, which repeals legislation passed in 2019 that permitted the Ohio Companies to file their SEET results on a consolidated basis instead of on an individual company basis. HB 128 is effective June 29, 2021. Further, the OCC and another party filed testimony on April 5, 2021, recommending refunds for one or more of the Ohio Companies for calendar years 2017 through 2019. On April 20, 2021, the Ohio Companies filed supplemental testimony in the quadrennial review providing prospective SEET values on an individual company basis, which demonstrate that the Ohio Companies are not projected to have significantly excessive earnings, on an individual company basis, during the balance of ESP IV.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. The Ohio Companies’ filed a response in opposition to the OCC’s motions on September 23, 2020. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from ratepayers through the DMR were only used for the purposes established in ESP IV. On April 7, 2021, the PUCO set deadlines for selection of an auditor and the filing of the final audit report, by June 2, 2021 and October 29, 2021, respectively. Initial discovery is ongoing.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by ratepayers. The Ohio Companies filed a response on September 30, 2020, stating that any political and charitable spending in support of HB 6 or the subsequent referendum were not included in rates or charges paid for by its customers. Several parties requested that the PUCO broaden the scope of the review of political and charitable spending. Discovery is ongoing.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020, with a final audit report to be filed in June 2021. On January 27, 2021, the PUCO selected an auditor, and the auditor’s investigation and discovery are ongoing.

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

In connection with an ongoing annual audit of the Ohio Companies’ Rider DCR for 2020, on March 10, 2021, the PUCO expanded the scope of the audit to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, which were disclosed in FirstEnergy’s Form 10-K for the year ended 2020, filed on February 18, 2021, and determine whether funds collected from ratepayers were used to pay the vendors and if so, whether or not the funds associated with those payments should be returned to ratepayers through Rider DCR or through an alternative proceeding.

See Note 9, "Commitments, Guarantees and Contingencies" for additional details on the government investigations and subsequent litigation surrounding the investigation of HB 6.

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

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. The Pennsylvania Companies’ Phase III EE&C plans for the June 2016 through May 2021 period, which were approved in March 2016, with expected costs up to $390 million, are designed to achieve the targets established in the PPUC’s Phase III Final Implementation Order with full recovery through the reconcilable EE&C riders. On June 18, 2020, the PPUC entered a Final Implementation Order for a Phase IV EE&C Plan, operating from June 2021 through May 2026. The Final Implementation Order set demand reduction targets, relative to 2007 to 2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWH for ME, 3.0% MWH for PN, 2.7% MWH for Penn, and 2.4% MWH for WP. The Pennsylvania Companies’ Phase IV plans were filed November 30, 2020. A settlement has been reached in this matter, and a joint petition seeking approval of that settlement by the parties was filed on February 16, 2021. On March 25, 2021, the PPUC issued an order approving the settlement without modification.

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives.

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

The PPUC issued an order on March 13, 2020, forbidding utilities from terminating service for non-payment for the duration of the COVID-19 pandemic. On May 13, 2020, the PPUC issued a Secretarial letter directing utilities to track all prudently incurred incremental costs arising from the COVID-19 pandemic, and to create a regulatory asset for future recovery of incremental uncollectibles incurred as a result of the COVID-19 pandemic and termination moratorium. On October 13, 2020, the PPUC entered an order lifting the service termination moratorium effective November 9, 2020, subject to certain additional notification, payment procedures and exceptions, and permits the Pennsylvania Companies to create a regulatory asset for all incremental expenses associated with their compliance with the order. On March 19, 2021, the PPUC entered an order lifting the moratorium in total effective March 31, 2021, subject to certain additional guidelines regarding the duration of payment arrangements and reporting obligations.

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

On December 30, 2020, MP and PE filed an integrated resource plan with the WVPSC. The plan projects a small capacity deficit but an energy surplus in MP’s and PE’s supply resources when compared with current WV load demand and projects the capacity deficit growing over the next 15 years. The plan does not recommend additional supply-side resources with a possible exception for small utility-scale solar resources and recommends that the capacity deficit be met through the PJM capacity market. MP currently expects to seek approval in 2021 to construct solar generation sources of up to 50 MWs. The WVPSC issued a procedural order on February 26, 2021, allowing informational filing comments to be filed by April 28, 2021.

On December 30, 2020, MP and PE filed with the WVPSC a determination of the rate impact of the Tax Act with respect to ADIT. The filing proposes an annual revenue reduction of $2.6 million annually, effective January 1, 2022, with reconciliation and any resulting adjustments incorporated into the annual ENEC proceedings. A hearing is set for August 18, 2021.

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

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, and certain costs for transmission-related vegetation management programs. Additionally, ATSI proposed certain income tax-related adjustments and certain tariff changes addressing the revenue credit components of the formula rate template. In its filing, ATSI requested recovery of approximately $85 million related to ATSI’s costs to move to PJM, and the MISO transmission project costs that are allocated to ATSI through December 31, 2020; and recovery of future costs associated with the MISO transmission projects. Per prior FERC orders, ATSI included a “cost-benefit study” to support recovery of ATSI’s costs to move to PJM, and the MISO transmission project costs that are allocated to ATSI. Finally, ATSI proposed recovery of approximately $19 million in costs for transmission-related vegetation management programs. Certain intervenors filed protests of the formula rate amendments on May 29, 2020, and ATSI filed a reply on June 15, 2020. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund, suspending the effective date for five months to be effective December 1, 2020, and setting the matter for hearing and settlement proceedings. ATSI is engaged in settlement negotiations with the other parties to this proceeding.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. Certain intervenors filed protests of the compliance filings, to which ATSI and MAIT responded. On October 28, 2020, FERC staff requested additional information about ATSI’s proposed rate base adjustment mechanism, and ATSI submitted the requested information on November 25, 2020. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. These compliance filings each remain pending before FERC. MP, WP and PE (as holders of a “stated” transmission rate) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020, and which have been accepted by FERC effective January 1, 2021, subject to refund, pending further hearing and settlement procedures. JCP&L is addressing these requirements as part of its pending transmission formula rate case. JCP&L and the active parties to the pending FERC transmission formula rate case filed an offer of settlement with FERC on February 2, 2021. On April 15, 2021, FERC approved the settlement agreement as filed, with no changes.

Transmission ROE Methodology

FERC’s methodology for calculating electric transmission utility ROE has been in transition as a result of an April 14, 2017 ruling by the D.C. Circuit that vacated FERC’s then-effective methodology. On May 21, 2020, FERC issued Opinion No. 569-A that changed FERC’s ROE methodology. Under FERC’s revised methodology, ROE is based on three financial models – discounted cash flow, capital-asset pricing, and risk premium – which are used to calculate a composite zone of reasonableness. FERC noted that utilities could, in utility-specific proceedings, also ask to have the expected earnings methodology included in calculating the utility’s authorized ROE. FERC also noted that, going forward, it will divide that zone into three equal parts, to be used for high risk, normal risk, and low risk utilities. A given utility will be assigned to one of these three parts of the zone of reasonableness, and its ROE will be set at the median or midpoint of the other utilities that are in the applicable third of the zone. FirstEnergy filed a request for rehearing, which FERC denied on July 22, 2020. On November 19, 2020, FERC issued Opinion No. 569-B, which affirmed the Opinion No. 569-A rulings. FirstEnergy initiated, but subsequently withdrew, appeals of these orders. Appeals of Opinion Nos. 569, 569-A and 569-B were filed by other parties, and are pending before the D.C. Circuit. Any changes to FERC’s transmission rate ROE and incentive policies for the Utilities would be applied on a prospective basis.

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. Initial comments were submitted July 1, 2020, and reply comments were filed on July 16, 2020. FirstEnergy participated through EEI and through a consortium of PJM Transmission Owners. In a supplemental rulemaking proceeding on April 15, 2021, FERC is seeking comments on, among other things, whether to require utilities that have been members of an RTO for three years or more and that have been collecting an “RTO membership” ROE incentive adder to file tariff updates that would terminate collection of the incentive adder. Initial comments are due 30 days after the supplement is published in the Federal Register, and reply comments are due 15 days later. FirstEnergy is a member of PJM and could be affected by the supplemental proposed rule and is currently evaluating the potential impacts this rule would have on certain of its subsidiaries.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to convert JCP&L’s existing stated transmission rate to a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020. On December 19, 2019, FERC issued its initial order in the case, allowing JCP&L to transition to a forward-looking formula rate as of January 1, 2020 as requested, subject to refund, pending further hearing and settlement proceedings. JCP&L and the parties to the FERC proceeding subsequently were able to reach settlement, and on February 2, 2021, JCP&L filed an offer of settlement, pending FERC approval. On April 15, 2021, FERC approved the settlement agreement as filed, with no changes.

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to convert their existing stated transmission rate to a forward-looking formula transmission rate, effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were approved by FERC on December 31, 2020, subject to refund, pending further hearing and settlement procedures and were consolidated into a single proceeding. MP, PE and WP, and KATCo are engaged in settlement negotiations with the other parties to the formula rate proceedings. KATCo will be included in the Regulated Transmission reportable segment.

9. COMMITMENTS, GUARANTEES AND CONTINGENCIES

GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party.

As of March 31, 2021, outstanding guarantees and other assurances aggregated approximately $1.7 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($1.1 billion), other guarantees ($108 million) and other assurances ($474 million).

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

As of March 31, 2021, $26 million of collateral has been posted by FE or its subsidiaries, of which, $25 million was posted as a result of the credit rating downgrades in the fourth quarter of 2020, as further discussed below.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2021:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$28	$—	$28
Surety Bonds (Collateralized Amount) (1)	56	258	314
Total Exposure from Contractual Obligations	$84	$258	$342
(1)Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with the respect to $39 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

OTHER COMMITMENTS AND CONTINGENCIES

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding’s outstanding principal balance is $108 million as of March 31, 2021. Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, and FE continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

Also during this time, in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, EPA issued a revised CSAPR Rule that addresses, among other things, the remand of the CSAPR Update Rule and the New York Section 126 Petition. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the revised CSAPR Rule, the future cost of compliance may materially impact FirstEnergy's operations, cash flows and financial condition.

In February 2019, the EPA announced its final decision to retain without changes the NAAQS for SO2, specifically retaining the 2010 primary (health-based) 1-hour standard of 75 PPB. As of March 31, 2020, FirstEnergy has no power plants operating in areas designated as non-attainment by the EPA.

Climate Change

There are several initiatives to reduce GHG emissions at the state, federal and international level. Certain northeastern states are participating in the RGGI and western states led by California, have implemented programs, primarily cap and trade mechanisms, to control emissions of certain GHGs. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation.

In September 2016, the U.S. joined in adopting the agreement reached on December 12, 2015, at the United Nations Framework Convention on Climate Change meetings in Paris to reduce GHG. The Paris Agreement’s non-binding obligations to limit global warming to below two degrees Celsius became effective on November 4, 2016. On June 1, 2017, the Trump Administration announced that the U.S. would cease all participation in the Paris Agreement. On January 20, 2021, President Biden signed an executive order re-adopting the agreement on behalf of the U.S. In November 2020, FirstEnergy published its Climate Story which includes its climate position and strategy, as well as a new comprehensive and ambitious GHG emission goal. FirstEnergy pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in GHG within the company’s direct operational control by 2030, based on 2019 levels. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHG under the Clean Air Act,” concluding that concentrations of several key GHG constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that establishes guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired power plants. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. The D.C. Circuit decision is subject to legal challenge. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

On September 29, 2016, FirstEnergy received a request from the EPA for information pursuant to CWA Section 308(a) for information concerning boron exceedances of effluent limitations established in the NPDES Permit for the former Mitchell Power Station’s Mingo landfill, owned by WP. On November 1, 2016, WP provided an initial response that contained information related to a similar boron issue at the former Springdale Power Station’s landfill. The EPA requested additional information regarding the Springdale landfill and on November 15, 2016, WP provided a response and intends to fully comply with the Section 308(a) information request. On March 3, 2017, WP proposed to the PA DEP a re-route of its wastewater discharge to eliminate potential boron exceedances at the Springdale landfill. On January 29, 2018, WP submitted an NPDES permit renewal application to PA DEP proposing to re-route its wastewater discharge to eliminate potential boron exceedances at the Mingo landfill. On February 20, 2018, the DOJ issued a letter and tolling agreement on behalf of the EPA alleging violations of the CWA at the Springdale and Mingo landfills while seeking to enter settlement negotiations in lieu of filing a complaint. The EPA has proposed a penalty of $610,000 to settle alleged past boron exceedances at both facilities. Negotiations are continuing and WP is unable to predict the outcome of this matter.

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

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of March 31, 2021, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $102 million have been accrued through March 31, 2021, of which, approximately $67 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

As previously disclosed, FirstEnergy has been cooperating with the U.S. Attorney’s Office regarding the ongoing investigation and discussions have begun with the U.S. Attorney’s Office regarding the resolution of this matter, including the possibility of FirstEnergy entering into a deferred prosecution agreement. As these discussions are preliminary, FirstEnergy cannot currently predict the timing, the outcome, or the impact of a possible resolution of this ongoing investigation.
While no contingency has been reflected in its consolidated financial statements, FirstEnergy believes that it is probable that it will incur a loss in connection with the resolution of this investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, FirstEnergy cannot yet reasonably estimate a loss or range of loss that may arise from the resolutions of this investigation, but such resolution could have a material adverse effect on FirstEnergy’s reputation, business, financial condition, results of operations, liquidity, or cash flows.

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

•Owens v. FirstEnergy Corp. et al. and Frand v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020.
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
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FirstEnergy filed putative class action lawsuits against FE and FESC, as well as certain current and former FirstEnergy officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. These actions have been consolidated, and the court denied FirstEnergy’s motions to dismiss and stay discovery on February 10 and 11, 2021, respectively. Class certification discovery is proceeding.
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE, each alleging civil violations of the Ohio Corrupt Activity Act in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the

Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero and no additional customer bills will include new decoupling rider charges after February 8, 2021. The cities of Dayton and Toledo have also been added as plaintiffs to the action. These actions have been consolidated. The cases are stayed pending final resolution of the United States v. Larry Householder, et al criminal proceeding described above.
•Emmons v. FirstEnergy Corp. et al. (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, OE, TE and CEI, along with FES, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices. On October 1, 2020, plaintiffs filed a First Amended Complaint, adding as a plaintiff a purported customer of FirstEnergy and alleging a civil violation of the Ohio Corrupt Activity Act and civil conspiracy against FE, FESC and FES. Motions to dismiss remain pending.

The plaintiffs in each of the above cases, seek, among other things, to recover an unspecified amount of damages (unless otherwise noted). In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. Further, in letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing audit being conducted by FERC's Division of Audits and Accounting. The outcome of any of these lawsuits, investigations and audit are uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows. No contingency has been reflected in FirstEnergy’s consolidated financial statements as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

Internal Investigation Relating to United States v. Larry Householder, et al.

As previously disclosed, a committee of independent members of the Board of Directors has been directing an internal investigation related to ongoing government investigations. In connection with FirstEnergy’s internal investigation, such committee determined on October 29, 2020, to terminate FirstEnergy’s Chief Executive Officer, Charles E. Jones, together with two other executives: Dennis M. Chack, Senior Vice President of Product Development, Marketing, and Branding; and Michael J. Dowling, Senior Vice President of External Affairs. Each of these terminated executives violated certain FirstEnergy policies and its code of conduct. These executives were terminated as of October 29, 2020. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the Board of Directors that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. FirstEnergy believes that payments under the consulting agreement may have been for purposes other than those represented within the consulting agreement. Additionally, on November 8, 2020, Robert P. Reffner, Senior Vice President and Chief Legal Officer, and Ebony L. Yeboah-Amankwah, Vice President, General Counsel, and Chief Ethics Officer, were separated from FirstEnergy due to inaction and conduct that the Board determined was influenced by the improper tone at the top.

Additionally, on February 17, 2021, the Board appointed Mr. John W. Somerhalder II to the positions of Vice Chairperson of the Board and Executive Director of FE, each effective as of March 1, 2021. Mr. Donald T. Misheff will continue to serve as Non-Executive Chairman of the Board. Mr. Somerhalder will help lead efforts to enhance FirstEnergy’s reputation. On March 7, 2021, the Board appointed Mr. Steven E. Strah to the position of Chief Executive Officer of FirstEnergy, effective as of March 8, 2021. On March 7, 2021, at the recommendation of the FirstEnergy Corporate Governance and Corporate Responsibility Committee, the Board also elected Mr. Strah as a Director of FirstEnergy, effective as of March 8, 2021, increasing the size of the Board from 11 to 12 members. Mr. Strah has been elected to the Board to serve for a term expiring at the FirstEnergy’s 2021 Annual Meeting of Shareholders and until his successor shall have been elected.

Also, in connection with the internal investigation, FirstEnergy identified certain transactions, which, in some instances, extended back ten years of more, including vendor service, that were either improperly classified, misallocated to certain of the Utilities and Transmission Companies, or lacked proper supporting documentation. These transactions resulted in amounts collected from customers that were immaterial to FirstEnergy. The Utilities and Transmission Companies are working with the appropriate regulatory agencies to address these amounts.

The internal investigation has revealed no new material issues since FirstEnergy’s Form 10-K was filed on February 18, 2021. The focus of the internal investigation has transitioned from a proactive investigation to continued cooperation with the ongoing government investigations.

Nuclear Plant Matters

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the: (i) transfer of the ownership and operating NRC licenses for TMI-2; (ii) transfer of the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) assumption by TMI-2 Solutions, LLC, of certain liabilities, including all responsibility for the TMI-2 site, full decommissioning of TMI-2 and ongoing management of core debris material not previously transferred to the DOE. On August 10, 2020, JCP&L, ME, PN, GPUN, TMI-2 Solutions, LLC, and the PA DEP reached a settlement agreement regarding the decommissioning of TMI-2. On December 2, 2020, the NJBPU issued an order approving the transfer and sale under the conditions requested by NJ Rate Counsel and agreed to by JCP&L. Those conditions will restrict JCP&L from seeking recovery from its ratepayers for any future liabilities JCP&L could incur with respect to TMI-2. Also, on December 2, 2020, the NRC issued its order approving the license transfer as requested. With the receipt of all required regulatory approvals, the transaction was consummated on December 18, 2020.

FES Bankruptcy

On March 31, 2018, FES, including its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, and FENOC filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court and emerged on February 27, 2020. See Note 3, “Discontinued Operations,” for additional discussion.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy’s normal business operations pending against FE or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FE or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 8, “Regulatory Matters.”

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

10. SEGMENT INFORMATION

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity through its reportable segments, Regulated Distribution and Regulated Transmission.

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also controls 3,580 MWs of regulated electric generation capacity located primarily in West Virginia and Virginia. The segment’s results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs. Included within the segment is $45 million of assets classified as held for sale as of December 31, 2020, associated with the asset purchase agreement with Yards Creek; see Note 8, “Regulatory Matters,” for additional information.
The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates at the Transmission Companies and JCP&L as well as stated transmission rates at MP, PE and WP; although as explained in Note 8, “Regulatory Matters”, effective January 1, 2021, subject to refund, MP’s, PE’s and WP’s existing stated rates became forward-looking formula rates. JCP&L previously had stated transmission rates, however, effective January 1, 2020, JCP&L implemented forward-looking formula rates, which were approved by FERC on April 15, 2021. Both forward-looking formula and stated rates recover costs that FERC determines are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. Revenue requirements under stated rates are calculated annually by multiplying the highest one-hour peak load in each respective transmission zone by the approved, stated rate in that zone. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.

Corporate/Other reflects corporate support costs not charged to FE’s subsidiaries, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are shown separately in the following table of Segment Financial Information. See Note 3, “Discontinued Operations,” for additional discussion. As of March 31, 2021, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of March 31, 2021, Corporate/Other had approximately $8 billion of FE holding company debt.
Financial information for each of FirstEnergy’s reportable segments is presented in the tables below:
Segment Financial Information

For the Three Months Ended	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)

March 31, 2021
External revenues	$2,321	$401	$4	$—	$2,726
Internal revenues	49	4	—	(53)	—
Total revenues	$2,370	$405	$4	$(53)	$2,726
Depreciation	226	81	1	15	323
Amortization of regulatory assets, net	87	5	—	—	92
Miscellaneous income (expense), net	107	11	22	(5)	135
Interest expense	128	61	101	(5)	285
Income taxes (benefits)	82	33	(28)	—	87
Income (loss) from continuing operations	313	109	(87)	—	335
Property additions	$321	$273	$10	$—	$604

March 31, 2020
External revenues	$2,311	$397	$1	$—	$2,709
Internal revenues	47	4	—	(51)	—
Total revenues	$2,358	$401	$1	$(51)	$2,709
Depreciation	223	76	2	16	317
Amortization of regulatory assets, net	49	3	—	—	52
Miscellaneous income (expense), net	75	6	25	(6)	100
Interest expense	127	52	90	(6)	263
Income taxes (benefits)	(32)	34	(62)	—	(60)
Income (loss) from continuing operations	136	117	(229)	—	24
Property additions	$338	$269	$9	$—	$616

As of March 31, 2021
Total assets	$30,331	$12,753	$1,033	$—	$44,117
Total goodwill	$5,004	$614	$—	$—	$5,618

As of December 31, 2020
Total assets	$30,855	$12,592	$1,017	$—	$44,464
Total goodwill	$5,004	$614	$—	$—	$5,618

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

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also controls 3,580 MWs of regulated electric generation capacity located primarily in West Virginia and Virginia. The segment’s results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs.
The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates at the Transmission Companies and JCP&L as well as stated transmission rates at MP, PE and WP; although as explained in Note 8, “Regulatory Matters”, effective January 1, 2021, subject to refund, MP’s, PE’s and WP’s existing stated rates became forward-looking formula rates. JCP&L previously had stated transmission rates, however, effective January 1, 2020, JCP&L implemented forward-looking formula rates, which were approved by FERC on April 15, 2021. Both forward-looking formula and stated rates recover costs that FERC determines are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. Revenue requirements under stated rates are calculated annually by multiplying the highest one-hour peak load in each respective transmission zone by the approved, stated rate in that zone. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.
Corporate/Other reflects corporate support costs not charged to FE’s subsidiaries, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions and discontinued operations are included in Corporate/Other. As of March 31, 2021, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of March 31, 2021, Corporate/Other had approximately $8 billion of FE holding company debt.

EXECUTIVE SUMMARY

FirstEnergy is a forward-thinking fully regulated electric utility focused on stable and predictable earnings and cash flow from its regulated business units - Regulated Distribution and Regulated Transmission - through delivering enhanced customer service and reliability that supports FE's dividend.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Also, on July 21, 2020, and in connection with the investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020. In addition to the subpoenas referenced above, the OAG, certain FE shareholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. Further, in a letter dated February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6.

A committee of independent members of the FE Board of Directors was put in place to direct an internal investigation related to the ongoing government investigations. In addition, the Board formed a sub-committee of the Audit Committee to, together with the Board, assess FirstEnergy’s compliance program and implement potential changes, as appropriate. FirstEnergy has taken the following steps to address current challenges and improve its compliance culture:

•Certain members of senior management, including the former Chief Executive Officer, were terminated for violating certain FirstEnergy policies and code of conduct.

•Immediately following these terminations, the independent members of its Board appointed Mr. Steven E. Strah to the position of Acting Chief Executive Officer and Mr. Christopher D. Pappas, a current member of the Board, to the temporary position of Executive Director. In March 2021, Mr. Strah was elected to the position of Chief Executive Officer and a Director of the Board.

•FirstEnergy’s Chief Legal Officer and Chief Ethics Officer, were separated from FirstEnergy due to inaction and conduct that the Board determined was influenced by the improper tone at the top.

•The Board appointed Mr. John W. Somerhalder II to the positions of Vice Chairperson of the Board and Executive Director, replacing Mr. Pappas, who will continue to serve on the Board as an independent director. The Board also appointed Mr. Hyun Park to the position of Senior Vice President & Chief Legal Counsel and Mr. Antonio Fernández, to the position of Vice President and Chief Ethics and Compliance Officer. These executives will help play a critical role in enhancing FirstEnergy’s culture of compliance, ethics, integrity and accountability.

•In March 2021, in connection with an agreement with Icahn Capital, the Board appointed Andrew Teno and Jesse Lynn as Directors to the Board, increasing the size from 12 directors to 14. However, until such time as all regulatory approvals are obtained, neither Mr. Teno nor Mr. Lynn will have the right to vote at any meeting of the Board or any committee thereof.

•FirstEnergy is making significant changes in its approach to political and legislative engagement and advocacy, through stopping all contributions to 501(c)(4) organizations, the pause of other political disbursements, including from the FirstEnergy Political Action Committee, limiting participation in the political process, suspending or terminating various political consulting relationships, and adding additional oversight and significantly more robust disclosure around political spending to provide increased transparency.

Also, in connection with the internal investigation, FirstEnergy identified certain transactions, which, in some instances, extended back ten years or more, including vendor service, that were either improperly classified, misallocated to certain of the Utilities and Transmission Companies, or lacked proper supporting documentation. These transactions resulted in amounts collected from customers that were immaterial to FirstEnergy. The Utilities and Transmission Companies are working with the appropriate regulatory agencies to address these amounts.

FirstEnergy has also taken proactive steps to reduce regulatory uncertainty affecting the Ohio Companies;

•On January 31, 2021, FirstEnergy reached a partial settlement with the OAG and other parties regarding decoupling. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies will of their own accord not seek to recover lost distribution revenue from residential and commercial customers.

•On March 31, 2021, FirstEnergy announced that the Ohio Companies will proactively refund to customers amounts previously collected under the decoupling mechanism authorized under Ohio law, which totals approximately $27 million, with interest. Also on March 31, 2021, Governor DeWine signed HB 128, which, among other things, would repeal parts of HB 6, the legislation that established support for nuclear energy supply in Ohio, provided for a decoupling mechanism for electric utilities, and provided for the ending of current energy efficiency program mandates. These decisions meet or exceed the requirements in HB 128, fully address the rate impact of HB 6 on customers, and are another important step for FirstEnergy to move forward.

•FirstEnergy is committed to pursuing an open dialogue in an appropriate manner with the several regulatory proceedings currently underway, including several state management audits, and multi-year SEET and ESP quadrennial review, among other matters. FirstEnergy believes a holistic, transparent discussion with the PUCO staff, and interested stakeholders in the regulatory process, is an important step towards removing uncertainties about regulatory concerns in Ohio and critical to re-establishing trust in FirstEnergy and restoring its reputation.

Despite the many disruptions FirstEnergy is currently facing, the leadership team remains committed and focused on executing its strategy and running the business. See “Outlook - Other Legal Proceedings” below for additional details on the government investigation and subsequent litigation surrounding the investigation of HB 6. See also “Outlook - State Regulation - Ohio” below for details on the PUCO proceeding reviewing political and charitable spending and legislative activity in response to the investigation of HB 6. The outcome of the government investigations, PUCO proceedings, legislative activity, and any of these lawsuits is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows. As discussed below, FirstEnergy has made reductions to its Regulated Distribution and Regulated Transmission capital investment plans and is considering reductions to operating expenses, as well as changes to its planned equity issuances, to allow for flexibility should a fine, settlement payment or other regulatory actions be imposed as a result of the government investigations.

FirstEnergy is also working to improve how it conducts business and serve its customers. In February 2021, FirstEnergy announced a new initiative to build upon the company’s strong operations and business fundamentals and deliver immediate value and resilience, with substantial operating and capital efficiencies ramping up through 2024. Called "FE Forward," the initiative will play a critical first step in FirstEnergy’s transformation journey as it looks to optimize processes and procedures through range of opportunities, including:

•Optimizing operations by expanding capabilities in areas such as strategic sourcing, inventory optimization and commercial contract terms, and by standardizing best-in-class work management policies across the company;

•accelerating the company’s digital transformation by revamping customers’ online experience, automating sourcing data collection and management, and deploying advanced analytics in asset health decisions as well as vegetation management programs; and

•productivity improvements through system integration that puts advanced technology tools, such as mobile dashboards and remote access to asset management information, in the hands of frontline employees.

During the initial phase of FE Forward, FirstEnergy reviewed existing policies and practices, as well as the structure and processes around how decisions are made. In the second phase of FE Forward, FirstEnergy is diving deeper into the improvement opportunities uncovered and developing detailed, executable plans focusing on who, when, how and at what cost opportunities can be realized. By 2024, FE Forward is projected to generate approximately $300 million in annualized capital expenditure efficiencies while continuing to hold operating expenses flat by absorbing approximately $100 million in projected increases. In addition, FirstEnergy expects to generate approximately $250 million in working capital improvements by 2022. This program includes an estimated $150 million of costs to achieve through 2023, which are expected to be self-funded through these efficiencies. FE Forward is not a downsizing effort and there will not be any involuntary employee reductions in connection with this program. FirstEnergy expects that FE Forward will be a significant catalyst to augment the company’s growth potential by taking a more strategic approach to operating expenditures and reinvesting in a more diverse capital program that over the long-term continues to support a smarter and cleaner electric grid. As part of these efforts, FirstEnergy will evaluate the appropriate cadence to initiate rates cases on a state-by-state basis to best support the company’s customer-focused strategic priorities.

	For the Years Ended December 31,
FE Forward Expected Capital Efficiencies and Working Capital Improvements	2021	2022	2023
	(In millions)
Gross Capital Expenditure Efficiencies	$180	$210	$300
Cost to Achieve (+/- 10%)	(40)	(60)	(50)
Net Capital Expenditure Efficiencies	$140	$150	$250
Working Capital Improvements	100	150	—
Total Free Cash Flow Improvements	$240	$300	$250

As part of moving forward, FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the continued impact of COVID-19 to its business and does not currently expect disruptions in its ability to deliver service to customers or any material impact to its capital spending plan. FirstEnergy’s Distribution and Transmission revenues benefit from geographic and economic diversity across a five-state service territory. Approximately two-thirds of the Utilities’ base distribution revenues come from the residential customer class, and commercial and industrial revenues are primarily fixed and demand-based, rather than volume-based. As a result of this, FirstEnergy’s Distribution and Transmission investments provide stable and predictable earnings. However, due to the actions taken by state governments in the company’s service territories limiting certain commercial and industrial activities, FirstEnergy’s residential load has increased, while commercial and industrial loads have declined, however, the magnitude of future load trends are currently unknown and difficult to predict. FirstEnergy believes it is well positioned to manage the economic slowdown resulting from the COVID-19 pandemic. However, the situation remains fluid and future impacts to FirstEnergy, that are presently unknown or unanticipated, may occur.

With an operating territory of 65,000 square miles, the scale and diversity of the ten Utilities that comprise the Regulated Distribution business uniquely position this business for growth through opportunities for additional investment, with plans to invest up to $6.6 billion in capital from 2020 to 2023. Over the past several years, Regulated Distribution has experienced rate base growth through investments that have improved reliability and added operating flexibility to the distribution infrastructure, which provide benefits to the customers and communities those Utilities serve. Additionally, this business is exploring other opportunities for growth, including investments in electric system improvement and modernization projects to increase reliability and improve service to customers, as well as exploring opportunities in customer engagement that focus on the electrification of customers’ homes and businesses by providing a full range of products and services.

With approximately 24,000 miles of transmission lines in operation, the Regulated Transmission business is the centerpiece of FirstEnergy’s regulated investment strategy with, 100% of its capital investments recovered under forward-looking formula rates at the Transmission Companies effective January 1, 2021. Regulated Transmission has also experienced significant growth as part of its Energizing the Future transmission plan with plans to invest up to $5.15 billion in capital from 2020 to 2023.

FirstEnergy believes there are incremental investment opportunities for its existing transmission infrastructure of over $20 billion beyond those identified through 2023, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

While FirstEnergy continues to have customer-focused investment opportunities across its distribution and transmission businesses of up to $3 billion annually, it has discontinued providing a long-term earnings compound annual growth rate until there is further clarity regarding Ohio regulatory matters and the ongoing government investigations.

FE and the Utilities and FET and certain of its subsidiaries participate in two separate five-year syndicated revolving credit facilities providing for aggregate commitments of $3.5 billion, which are available until December 6, 2022. On November 17, 2020, FE and the Utilities and FET and certain of its subsidiaries entered into amendments to the FE credit facility and the FET credit facility, respectively. The amendment to the FE credit facility, among other things, reduces the sublimit applicable to FE to $1.5 billion, and the amendments increased certain tiers of pricing applicable to borrowings under the credit facilities.

On November 23, 2020, FE and JCP&L, ME, Penn, TE and WP, borrowed $950 million in the aggregate under the FE Revolving Facility, and FET and ATSI, borrowed $1 billion in the aggregate under the FET Revolving Facility. FE, FET and certain of their respective subsidiaries increased their borrowings under the Revolving Facilities as a proactive measure to increase their respective cash positions and preserve financial flexibility.

On March 19, 2021, FET issued $500 million of approximately 2.87% senior unsecured notes due 2028. Proceeds from the issuance were used to repay short-term borrowings on March 23, 2021, under the FET Revolving Credit Facility, bringing the outstanding principal balance under the FET Revolving Facility to $500 million with $500 million of remaining availability.

FE repaid $250 million in short-term borrowings under the FE Revolving Facility on March 23, 2021.

On April 9, 2021, MP issued $200 million in first mortgage bonds due 2027 at an effective interest rate of approximately 2.06%. Proceeds from the issuance were used to fund MP’s ongoing capital expenditures, for working capital needs and for other general corporate purposes.

FirstEnergy does not currently anticipate the need to issue additional equity through 2021 and expects to issue, subject to, among other things, market conditions, pricing terms and business operations, up to $600 million of equity annually in 2022 and 2023, including up to $100 million in equity for its regular stock investment and employee benefit plans. FirstEnergy is also exploring various alternatives to raise equity capital in a manner that could be more value-enhancing to all stakeholders. FirstEnergy’s expectations regarding the amount and timing of any potential equity issuances are subject to, among other matters, the ongoing government investigations and related lawsuits.

FirstEnergy has established new goals for key areas of its business that support the mission to be a forward-thinking electric utility powered by a diverse team of employees committed to making customers’ lives brighter, the environment better, and our communities stronger.

In November 2020, FirstEnergy published its Climate Story which includes its climate position and strategy, as well as a new comprehensive and ambitious GHG emission goal. FirstEnergy pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in GHG within the company’s direct operational control by 2030, based on 2019 levels. In addition, FirstEnergy has also set a fleet electrification goal in which beginning in 2021, FirstEnergy plans for 100% of new purchases for its light duty and aerial truck fleet to be electric or hybrid vehicles, creating a path to 30% fleet electrification by 2030. Also, later in 2021, FirstEnergy will seek approval to construct a solar generation source of at least 50 MWs in West Virginia. Future resource plans to achieve carbon reductions, including any determination of retirement dates of the regulated coal-fired generating facilities, will be developed by working collaboratively with regulators in West Virginia. Determination of the useful life of the regulated coal-fired generating facilities could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s and/or MP’s financial condition, results of operations, and cash flow.

In January 2021, the updated “Strategic Plan – Powered by our Core Values & Behaviors” was published. This comprehensive update provides a vision of the company’s path forward in an evolving electric industry. It also articulates significant new goals that will help achieve our long-term strategic commitments in a transparent, sustainable and responsible manner. The Strategic Plan includes specific targets related to:

•Enhancing a culture of compliance through transparency and accountability;

•Enabling a smarter, more resilient electric system;

•Embracing innovation across the organization;

•Meeting the challenges of climate change;

•Developing a diverse and inclusive workforce, including 2025 goals to increase the number of employees and leaders from underrepresented racial and ethnic groups by 30% each and targeting 20% of supply chain spend to be with diverse suppliers;

•Building collaborative relationships, marked by trust and respect, with all stakeholders;

•Strengthening FirstEnergy’s safety-first culture; and

•Delivering strong and predictable financial results.

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions)	For the Three Months Ended March 31,
	2021	2020	Change

Revenues	$2,726	$2,709	$17	1%

Operating expenses	2,167	2,177	(10)	—%

Operating income	559	532	27	5%

Other expenses, net	(137)	(568)	431	76%

Income (loss) before income taxes (benefits)	422	(36)	458	NM

Income taxes (benefits)	87	(60)	147	245%

Income from continuing operations	335	24	311	NM

Discontinued operations, net of tax	—	50	(50)	NM

Net income	$335	$74	$261	353%

*NM= not meaningful

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 10, “Segment Information,” of the Notes to Consolidated Financial Statements.

Summary of Results of Operations — First Quarter 2021 Compared with First Quarter 2020

Financial results for FirstEnergy’s business segments in the first quarter of 2021 and 2020 were as follows:

First Quarter 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,316	$401	$(34)	$2,683
Other	54	4	(15)	43
Total Revenues	2,370	405	(49)	2,726

Operating Expenses:
Fuel	118	—	—	118
Purchased power	714	—	4	718
Other operating expenses	728	67	(43)	752
Provision for depreciation	226	81	16	323
Amortization of regulatory assets, net	87	5	—	92
General taxes	201	62	10	273
Gain on sale of Yards Creek	(109)	—	—	(109)
Total Operating Expenses	1,965	215	(13)	2,167

Operating Income (Loss)	405	190	(36)	559

Other Income (Expense):
Miscellaneous income, net	107	11	17	135
Interest expense	(128)	(61)	(96)	(285)
Capitalized financing costs	11	2	—	13
Total Other Expense	(10)	(48)	(79)	(137)

Income (Loss) Before Income Taxes (Benefits)	395	142	(115)	422
Income taxes (benefits)	82	33	(28)	87
Net Income (Loss)	$313	$109	$(87)	$335

First Quarter 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,299	$397	$(35)	$2,661
Other	59	4	(15)	48
Total Revenues	2,358	401	(50)	2,709

Operating Expenses:
Fuel	98	—	—	98
Purchased power	690	—	4	694
Other operating expenses	699	53	(3)	749
Provision for depreciation	223	76	18	317
Amortization of regulatory assets, net	49	3	—	52
General taxes	195	62	10	267
Total Operating Expenses	1,954	194	29	2,177

Operating Income (Loss)	404	207	(79)	532

Other Income (Expense):
Miscellaneous income, net	75	6	19	100
Pension and OPEB mark-to-market adjustment	(257)	(19)	(147)	(423)
Interest expense	(127)	(52)	(84)	(263)
Capitalized financing costs	9	9	—	18
Total Other Expense	(300)	(56)	(212)	(568)

Income (Loss) Before Income Taxes (Benefits)	104	151	(291)	(36)
Income taxes (benefits)	(32)	34	(62)	(60)
Income (Loss) From Continuing Operations	136	117	(229)	24
Discontinued operations, net of tax	—	—	50	50
Net Income (Loss)	$136	$117	$(179)	$74

Changes Between First Quarter 2021 and First Quarter 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$17	$4	$1	$22
Other	(5)	—	—	(5)
Total Revenues	12	4	1	17

Operating Expenses:
Fuel	20	—	—	20
Purchased power	24	—	—	24
Other operating expenses	29	14	(40)	3
Provision for depreciation	3	5	(2)	6
Amortization of regulatory assets, net	38	2	—	40
General taxes	6	—	—	6
Gain on sale of Yards Creek	(109)	—	—	(109)
Total Operating Expenses	11	21	(42)	(10)

Operating Income (Loss)	1	(17)	43	27

Other Income (Expense):
Miscellaneous income, net	32	5	(2)	35
Pension and OPEB mark-to-market adjustment	257	19	147	423
Interest expense	(1)	(9)	(12)	(22)
Capitalized financing costs	2	(7)	—	(5)
Total Other Expense	290	8	133	431

Income (Loss) Before Income Taxes (Benefits)	291	(9)	176	458
Income taxes (benefits)	114	(1)	34	147
Income (Loss) From Continuing Operations	177	(8)	142	311
Discontinued operations, net of tax	—	—	(50)	(50)
Net Income (Loss)	$177	$(8)	$92	$261

Regulated Distribution — First Quarter 2021 Compared with First Quarter 2020

Regulated Distribution’s net income increased $177 million in the first quarter of 2021, as compared to the same period of 2020, primarily resulting from the absence of the pension and OPEB mark-to-market adjustment in 2020, increased residential sales, including higher weather-related demand, earnings benefits from investment-related riders and the implementation of the base distribution rate case in New Jersey, partially offset by the absence of Ohio decoupling and lost distribution revenues.

Revenues —

The $12 million increase in total revenues resulted from the following sources:

	For the Three Months Ended March 31,
Revenues by Type of Service	2021	2020	Increase (Decrease)
	(In millions)
Distribution(1)	$1,312	$1,324	$(12)

Generation sales:
Retail	935	904	31
Wholesale	69	71	(2)
Total generation sales	1,004	975	29

Other	54	59	(5)
Total Revenues	$2,370	$2,358	$12
(1) Includes $(27) million and $68 million of ARP revenues for the three months ended March 31, 2021 and 2020. The $27 million reduction in ARP revenues in the three months ended March 31, 2021, reflects the Ohio Companies decision to collectively refund to customers amounts previously collected under decoupling, with interest. See “Outlook,” below for further discussion on Ohio decoupling rates.

Distribution revenues decreased $12 million in the first quarter of 2021, as compared to the same period of 2020, primarily resulting from the absence of decoupling and lost distribution revenues, including the decision to refund $27 million for previously collected decoupling revenues, lower revenues from energy efficiency programs in Ohio, the expiration of a NUG contract, and lower commercial and industrial sales due to the impact of COVID-19, partially offset by higher weather-related demands, higher rates associated with incremental riders in Ohio and Pennsylvania, including the recovery of capital investment programs and transmission expenses, and increased weather-adjusted residential sales due to the continued impact of COVID-19. Distribution services by customer class are summarized in the following table:

	For the Three Months Ended March 31,
(in thousands)	Actual			Weather-Adjusted and Leap Year-Adjusted
Electric Distribution MWH Deliveries	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Residential	14,890	13,204	12.8%	15,397	14,899	3.3%
Commercial(1)	8,631	8,901	(3.0)%	8,853	9,399	(5.8)%
Industrial	13,257	13,548	(2.1)%	13,258	13,499	(1.8)%
Total Electric Distribution MWH Deliveries	36,778	35,653	3.2%	37,508	37,797	(0.8)%
(1) Includes street lighting.

Distribution deliveries to residential customers primarily reflects an increase in customer load due to the continued impact of COVID-19 and higher weather-related customer usage. Deliveries to commercial customers were lower due to the continued impact of COVID-19, partially offset by higher weather-related usage. Heating degree days were 14% above 2020 and 5% below normal. Deliveries to industrial customers were also negatively impacted due to the continued impact of COVID-19 contributing to lower steel, fabricated metals, chemical and educational services customer usage, partially offset by higher shale, and plastics and rubber manufacturing customer usage.

The following table summarizes the price and volume factors contributing to the $29 million increase in generation revenues for the first quarter of 2021, as compared to the same period of 2020:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$113
Change in prices	(82)
31
Wholesale:
Change in sales volumes	(5)
Change in prices	15
Capacity revenue	(12)
(2)
Change in Generation Revenues	$29

The increase in retail generation sales volumes was primarily due to higher weather-related usage and decreased customer shopping in New Jersey and Pennsylvania. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in the first quarter of 2021, as compared to the same period of 2020, decreased to 46% from 51% in New Jersey and to 61% from 66% in Pennsylvania. The decrease in retail generation prices primarily resulted from lower non-shopping generation auction rates.

Wholesale generation revenues decreased $2 million in the first quarter of 2021, as compared to the same period in 2020, primarily due to lower capacity revenue and sales volumes, partially offset by an increase in spot market energy prices. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.
Operating Expenses —

Total operating expenses increased $11 million in the first quarter of 2021, as compared to the same period of 2020, primarily due to the following:

•Fuel expense increased $20 million in the first quarter of 2021, as compared to the same period of 2020, primarily due to higher unit costs and increased generation output.

•Purchased power costs increased $24 million in the first quarter of 2021, as compared to the same period in 2020, primarily due to increased volumes as described above, partially offset by lower unit costs and the expiration of a NUG contract.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases
Change due to unit costs	$(41)
Change due to volumes	64
23
Capacity expense	1
Increase in Purchased Power Costs	$24

•Other operating expenses increased $29 million in the first quarter of 2021, as compared to the same period of 2020, primarily due to the following:

•Higher network transmission expenses of $30 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.
•Increased storm restoration costs of $20 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.
•Higher incremental COVID-19 related expenses of $8 million, of which $2 million was deferred for future recovery.
•Higher other operating and maintenance expenses of $8 million primarily associated with increased corporate support costs, partially offset by fewer planned outages at the regulated generation facilities.
•Higher pension and OPEB service costs of $6 million.
•Lower energy efficiency program costs of $23 million. These costs are deferred for future recovery, resulting in no material impact on earnings.
•Lower uncollectible expense of $20 million, of which $7 million was deferred for future recovery.

•Depreciation expense increased $3 million in the first quarter of 2021, as compared to the same period of 2020, primarily due to a higher asset base, partially offset by a reduction in accretion expense as a result of the TMI-2 transfer, which has no impact to earnings.

•Amortization of regulatory assets, net increased $38 million in the first quarter of 2021, as compared to the same period of 2020, primarily due to the reduction of the New Jersey deferred storm cost regulatory asset as a result of the Yards Creek sale and the amortization of a regulatory liability as part of the New Jersey base rate case implementation in 2021, higher rates associated with the Ohio uncollectible rider, lower energy efficiency related costs, decrease in deferral of accretion expense as a result of the TMI-2 transfer and recovery of distribution investment programs, partially offset by higher generation and transmission deferrals, storm restoration costs and lower Pennsylvania smart meter amortization.

•General taxes increased $6 million in the first quarter of 2021, as compared to the same period of 2020, primarily due to higher payroll and sales-related taxes.

•Gain on sale of the Yards Creek Generating Facility of $109 million was netted against the New Jersey storm deferral, as described above, resulting in no impact to earnings.

Other Expenses —

Other expense decreased $290 million in the first quarter of 2021, as compared to the same period of 2020, primarily due to the absence of the $257 million pension and OPEB mark-to-market adjustment in 2020 and higher net miscellaneous income resulting from lower pension non-service costs, partially offset by higher interest expense from increased borrowings under the revolving credit facilities to increase cash position and preserve financial flexibility.

Income Taxes —

Regulated Distribution’s effective tax rate was 20.8% and (30.8)% for the three months ended March 31, 2021 and 2020, respectively. The change in the effective tax rate was primarily due to the absence of $52 million in deferred gains relating to prior intercompany transfers of generation assets that were triggered by the deconsolidation of the FES Debtors from FirstEnergy’s consolidated federal income tax group as a result of their emergence from bankruptcy in the first quarter of 2020.

Regulated Transmission — First Quarter 2021 Compared with First Quarter 2020

Regulated Transmission’s net income decreased $8 million in the first quarter of 2021, as compared to the same period of 2020, primarily due to higher net financing costs, partially offset by a higher rate base at MAIT and ATSI.

Revenues —

Total revenues increased $4 million in the first quarter of 2021, as compared to the same period of 2020, primarily due to recovery of incremental operating expenses and a higher rate base at MAIT and ATSI, partially offset by a lower rate base at TrAIL.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended March 31,		Increase
Revenues by Transmission Asset Owner	2021	2020	(Decrease)
	(In millions)
ATSI	$208	$205	$3
TrAIL	61	65	(4)
MAIT	69	58	11
JCP&L	40	40	—
Other	27	33	(6)
Total Revenues	$405	$401	$4

Operating Expenses —

Total operating expenses increased $21 million in the first quarter of 2021, as compared to the same period of 2020, primarily due to higher operating and maintenance expenses and depreciation due to a higher asset base. The majority of operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Other expenses decreased $8 million due to the absence of the $19 million pension and OPEB mark-to-market adjustment in 2020, partially offset by the impact of higher net financing costs from increased short-term borrowings under the revolving credit facilities at FET and ATSI, and an adjustment to previously capitalized interest at MAIT.

Income Taxes —

Regulated Transmission’s effective tax rate was 23.2% and 22.5% for the three months ended March 31, 2021 and 2020, respectively.
Corporate / Other — First Quarter 2021 Compared with First Quarter 2020

Financial results at Corporate/Other resulted in a $92 million decrease in net loss in the first quarter of 2021, as compared to the same period of 2020, primarily due to the absence of a pension and OPEB mark-to-market adjustment and lower other operating expenses, partially offset by higher interest expense due to increased long-term debt, and the absence of a gain from discontinued operations, net of tax.

For the three months ended March 31, 2020, FirstEnergy recorded a gain from discontinued operations, net of tax, of $50 million. The gain primarily related to settlement expense of $4 million, accelerated net pension and OPEB prior service credits of $18 million and income tax benefits (including the estimated worthless stock deduction and adjustments from the tax sharing agreement with the FES Debtors) of $36 million.

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

Management assesses the probability of recovery of regulatory assets at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. Management applies judgment in evaluating the evidence available to assess the probability of recovery of regulatory assets from customers, including, but not limited to evaluating evidence related to precedent for similar items at FirstEnergy and information on comparable companies within similar jurisdictions, as well as assessing progress of communications between FirstEnergy and regulators. Certain of these regulatory assets, totaling approximately $117 million as of March 31, 2021 and December 31, 2020, are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific order, of which, $78 million and $79 million as of March 31, 2021 and December 31, 2020, respectively, are being sought for recovery in a formula rate amendment filing at ATSI that is pending before FERC. See Note 8, "Regulatory Matters" for additional information.

The following table provides information about the composition of net regulatory assets and liabilities as of March 31, 2021, and December 31, 2020, and the changes during the three months ended March 31, 2021:

Net Regulatory Assets (Liabilities) by Source	March 31, 2021	December 31, 2020	Change
	(In millions)
Customer payables for future income taxes	$(2,336)	$(2,369)	$33
Spent nuclear fuel disposal costs	(99)	(102)	3
Asset removal costs	(707)	(721)	14
Deferred transmission costs	285	319	(34)
Deferred generation costs	43	17	26
Deferred distribution costs	51	79	(28)
Contract valuations	37	41	(4)
Storm-related costs	649	748	(99)
Uncollectible and COVID-19 related costs	67	97	(30)
Energy efficiency program costs	42	42	—
New Jersey societal benefit costs	112	112	—
Regulatory transition costs	(24)	(20)	(4)
Other	12	13	(1)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(1,868)	$(1,744)	$(124)

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

Spent nuclear fuel disposal costs - Reflects amounts collected from customers, and the investment income, losses and changes in fair value of the trusts for spent nuclear fuel disposal costs related to the former nuclear generating facilities, Oyster Creek and TMI-1.

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

Storm-related costs - Relates to the deferral of storm costs, net of recovery, which vary by jurisdiction. Approximately $160 million and $167 million are currently being recovered through rates as of March 31, 2021 and December 31, 2020, respectively.

Uncollectible and COVID-19 related costs - Includes the deferral of prudently incurred incremental costs arising from COVID-19, including uncollectible expenses under new and existing riders prior to the pandemic.

Energy efficiency program costs - Relates to the recovery of costs in excess of revenues associated with energy efficiency programs including the Pennsylvania Companies’ EE&C programs, the Ohio Companies’ Demand Side Management and Energy Efficiency Rider, and PE’s EmPOWER Maryland Surcharge.

New Jersey societal benefit costs - Primarily relates to regulatory assets associated with manufactured gas plant remediation, energy efficiency and renewable energy programs, universal service and lifeline funds, and consumer education in New Jersey.

Regulatory transition costs - Includes the recovery of PN above-market NUG costs; JCP&L costs incurred during the transition to a competitive retail market and under-recovery during the period from August 1, 1999 through July 31, 2003; and JCP&L costs associated with BGS, capacity and ancillary services, net of revenues from the sale of the committed supply in the wholesale market.

The following table provides information about the composition of net regulatory assets that do not earn a current return as of March 31, 2021 and December 31, 2020, of which approximately $185 million and $195 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction.

Regulatory Assets by Source Not Earning a Current Return	March 31, 2021	December 31, 2020	Change
	(In millions)
Spent nuclear fuel disposal costs	$1	$1	$—
Deferred transmission costs	6	17	(11)
Deferred generation costs	5	5	—
Deferred distribution costs	1	1	—
Storm-related costs	551	654	(103)
COVID-19 related costs	70	66	4
Energy efficiency costs	1	1	—
Regulatory transition costs	15	16	(1)
Other	24	28	(4)
Regulatory Assets Not Earning a Current Return	$674	$789	$(115)

CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments, and potential contributions to its pension plan.

FirstEnergy does not currently anticipate the need to issue additional equity through 2021 and expects to issue, subject to, among other things, market conditions, pricing terms and business operations, up to $600 million of equity annually in 2022 and 2023, including up to $100 million in equity for its regular stock investment and employee benefit plans. FirstEnergy is also exploring various alternatives to raise equity capital in a manner that could be more value-enhancing to all stakeholders. FirstEnergy’s expectations regarding the amount and timing of any potential equity issuances are subject to, among other matters, the ongoing government investigations and related lawsuits.

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

With an operating territory of 65,000 square miles, the scale and diversity of the ten Utilities that comprise the Regulated Distribution business uniquely position this business for growth through opportunities for additional investment, with plans to invest up to $6.6 billion in capital from 2020 to 2023. Over the past several years, Regulated Distribution has experienced rate base growth through investments that have improved reliability and added operating flexibility to the distribution infrastructure, which provide benefits to the customers and communities those Utilities serve. Additionally, this business is exploring other opportunities for growth, including investments in electric system improvement and modernization projects to increase reliability and improve service to customers, as well as exploring opportunities in customer engagement that focus on the electrification of customers’ homes and businesses by providing a full range of products and services.

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

On March 31, 2018, the FES Debtors announced that, in order to facilitate an orderly financial restructuring, they filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. On February 27, 2020, the FES Debtors effectuated their plan, emerged from bankruptcy and FirstEnergy tendered the bankruptcy court approved settlement payments totaling $853 million and a $125 million tax sharing payment to the FES Debtors.

The outbreak of COVID-19 is a global pandemic. FirstEnergy is continuously evaluating the global pandemic and taking steps to mitigate known risks. FirstEnergy is actively monitoring the continued impact COVID-19 is having on its customers’ receivable balances, which include increasing arrears balances since the pandemic has begun. FirstEnergy has incurred, and it is expected to incur for the foreseeable future, COVID-19 pandemic related expenses. COVID-19 related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The full impact on FirstEnergy’s business from the COVID-19 pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees, contractors and customers is its first priority. FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the continued impact the COVID-19 pandemic is having on its business, however, FirstEnergy does not currently expect disruptions in its ability to deliver service to customers or any material impact on its capital spending plan.

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

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Also, on July 21, 2020, and in connection with the investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020. In addition to the subpoenas referenced above, the OAG, certain FE shareholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. Further, in a letter dated February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6.

Despite the many disruptions FirstEnergy is currently facing, the leadership team remains committed and focused on executing its strategy and running the business. See “Outlook - Other Legal Proceedings” below for additional details on the government investigation and subsequent litigation surrounding the investigation of HB 6. See also “Outlook - State Regulation - Ohio” below for details on the PUCO proceeding reviewing political and charitable spending and legislative activity in response to the investigation of HB 6. The outcome of the government investigations, PUCO proceedings, legislative activity, and any of these lawsuits is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows. As discussed below, FirstEnergy has made reductions to its Regulated Distribution and Regulated Transmission capital investment plans and is considering reductions to operating expenses, as well as changes to its planned equity issuances, to allow for flexibility should a fine, settlement payment or other regulatory actions be imposed as a result of the government investigations.

As further discussed below, in connection with a partial settlement with the OAG and other parties, the Ohio Companies filed an application with the PUCO on February 1, 2021, to set the respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies will of their own accord not seek to recover lost distribution revenue from residential and commercial customers. FirstEnergy is committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings currently underway as further discussed herein. On March 31, 2021, FirstEnergy announced that the Ohio Companies will collectively refund to customers amounts previously collected under decoupling, including interest, which total approximately $27 million.

As of March 31, 2021, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, short-term borrowings, current portions of long-term debt, and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

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

FirstEnergy’s revolving credit facilities bear interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR), or FCA, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.

Subsequently, on March 5, 2021, ICE Benchmark Administration Limited (the entity that calculates and publishes LIBOR), or IBA, and FCA made public statements regarding the future cessation of LIBOR. According to the FCA, IBA will permanently cease to publish each of the LIBOR settings on either December 31, 2021 or June 30, 2023. IBA did not identify any successor administrator in its announcement. The announced final publication date for 1-week and 2-month LIBOR settings and all settings for non-USD LIBOR is December 31, 2021. The announced final publication date for overnight, 1-month, 3-month, 6-month and 12-month LIBOR settings is June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after such end dates, and there is considerable uncertainty regarding the publication or representativeness of LIBOR beyond such end dates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is seeking to replace U.S. dollar LIBOR with a newly created index (the secured overnight financing rate or SOFR), calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for us are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on FirstEnergy’s results of operations, cash flows, financial condition and liquidity.

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

On November 23, 2020, JCP&L, ME, Penn, TE and WP, borrowed $950 million in the aggregate under the FE Revolving Facility, bringing the outstanding principal balance under the FE Revolving Facility to $1.2 billion, with $1.3 billion of remaining availability under the FE Revolving Facility. On November 23, 2020, FET and ATSI, borrowed $1 billion in the aggregate under the FET Revolving Facility, bringing the outstanding principal balance under the FET Revolving Facility to $1 billion, with no remaining availability under the FET Revolving Facility. FE, FET and certain of their respective subsidiaries increased their borrowings under the Revolving Facilities as a proactive measure to increase their respective cash positions and preserve financial flexibility.

On March 19, 2021, FET issued $500 million of approximately 2.87% senior unsecured notes due 2028. Proceeds from the issuance were used to repay short-term borrowings on March 23, 2021, under the FET Revolving Credit Facility, bringing the outstanding principal balance under the FET Revolving Facility to $500 million with $500 million of remaining availability.

FE repaid $250 million in short-term borrowings under the FE Revolving Facility on March 23, 2021.

On April 9, 2021, MP issued $200 million in first mortgage bonds due 2027 at an effective interest rate of approximately 2.06%. Proceeds from the issuance were used to fund MP’s ongoing capital expenditures, for working capital needs and for other general corporate purposes.

FirstEnergy had $1,450 million and $2,200 million of short-term borrowings as of March 31, 2021 and December 31, 2020, respectively. FirstEnergy’s available liquidity from external sources as of April 19, 2021, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2022	$2,500	$1,546
FET(2)	Revolving	December 2022	1,000	500
		Subtotal	$3,500	$2,046
	Cash and cash equivalents		—	1,603
		Total	$3,500	$3,649

(1)FE and the Utilities. Available liquidity includes impact of $4 million of LOCs issued under various terms.
(2)Includes FET and the Transmission Companies.

The following table summarizes the borrowing sublimits for each borrower under the facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of March 31, 2021:

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

As of March 31, 2021, the borrowers were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the respective Facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first quarter of 2021 was 1.87% per annum for the regulated companies’ money pool and 1.28% per annum for the unregulated companies’ money pool.

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of April 19, 2021:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Watch (1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BB	Ba1	BB+	—	—	—	BB	Ba1	BB+	CW-N	N	N
AGC	BB	Baa2	BBB-	—	—	—	—	—	—	CW-N	S	N
ATSI	BB	A3	BBB-	—	—	—	BB+	A3	BBB	CW-N	S	N
CEI	BB	Baa2	BBB-	BBB	A3	BBB+	BB+	Baa2	BBB	CW-N	N	N
FET	BB	Baa2	BB+	—	—	—	BB	Baa2	BB+	CW-N	N	N
JCP&L	BB	A3	BBB-	—	—	—	BB+	A3	BBB	CW-N	S	N
ME	BB	A3	BBB-	—	—	—	BB+	A3	BBB	CW-N	S	N
MAIT	BB	A3	BBB-	—	—	—	BB+	A3	BBB	CW-N	S	N
MP	BB	Baa2	BBB-	BBB	A3	BBB+	BB+	Baa2	—	CW-N	S	N
OE	BB	A3	BBB-	BBB	A1	BBB+	BB+	A3	BBB	CW-N	N	N
PN	BB	Baa1	BBB-	—	—	—	BB+	Baa1	BBB	CW-N	S	N
Penn	BB	A3	BBB-	BBB	A1	BBB+	—	—	—	CW-N	S	N
PE	BB	Baa2	BBB-	BBB	A3	BBB+	—	—	—	CW-N	S	N
TE	BB	Baa1	BBB-	BBB	A2	BBB+	—	—	—	CW-N	N	N
TrAIL	BB	A3	BBB-	—	—	—	BB+	A3	BBB	CW-N	S	N
WP	BB	A3	BBB-	BBB	A1	BBB+	—	—	—	CW-N	S	N
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

Debt capacity is subject to the consolidated debt-to-total-capitalization limits in the credit facilities previously discussed. As of March 31, 2021, FE and its subsidiaries could issue additional debt of approximately $5.3 billion, or incur a $2.8 billion reduction to equity, and remain within the limitations of the financial covenants required by the FE credit facility.

Changes in Cash Position

As of March 31, 2021, FirstEnergy had $1,281 million of cash and cash equivalents and $45 million of restricted cash compared to $1,734 million of cash and cash equivalents and $67 million of restricted cash as of December 31, 2020, on the Consolidated Balance Sheets.

Cash Flows From Operating Activities

FirstEnergy's most significant sources of cash are derived from electric service provided by its distribution and transmission operating subsidiaries. Beyond the cash settlement and tax sharing payments to the FES Debtors in the first quarter of 2020, the most significant use of cash from operating activities is buying electricity to serve non-shopping customers and paying fuel suppliers, employees, tax authorities, lenders and others for a wide range of materials and services.

FirstEnergy’s Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. For the three months ended March 31, 2020, cash flows from operating activities includes income from discontinued operations of $50 million.

In the first quarter of 2021, cash provided from (used for) operating activities was $533 million compared to $(560) million in the same period of 2020. The increase in cash provided from (used for) operating activities is primarily due to the absence of a $978 million cash settlement and tax sharing payment made to the FES Debtors upon their emergence in February 2020, increased sales, the impact of distribution rider and transmission investment recovery, and increased collections of customer account receivable balances.

Cash Flows From Financing Activities

In the first quarter of 2021, cash provided from (used for) financing activities was $(509) million compared to $725 million during the same period of 2020. The following table summarizes new debt financing, redemptions, repayments, short-term borrowings and dividends:

	For the Three Months Ended March 31,
Securities Issued or Redeemed / Repaid	2021	2020
	(In millions)

New Issues - Unsecured notes	$500	$2,000

Redemptions / Repayments
Term loan	$—	$(750)
Senior secured notes	(29)	(28)
	$(29)	$(778)

Short-term redemptions, net	$(750)	$(250)

Common stock dividend payments	$(212)	$(211)

On March 19, 2021, FET issued $500 million of approximately 2.87% senior unsecured notes due 2028. Proceeds from the issuance were used to repay short-term borrowings under the FET Revolving Credit Facility.

On April 9, 2021, MP issued $200 million in first mortgage bonds due 2027 at an effective interest rate of approximately 2.06%. Proceeds from the issuance were used to fund MP’s ongoing capital expenditures, for working capital needs and for other general corporate purposes.

Cash Flows From Investing Activities

Cash used for investing activities in the first quarter of 2021 principally represented cash used for property additions. The following table summarizes investing activities for the first quarter of 2021 and 2020:

	For the Three Months Ended March 31,		Increase
Cash Used for Investing Activities	2021	2020	(Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$321	$338	$(17)
Regulated Transmission	273	269	4
Corporate / Other	10	9	1
Proceeds from sale of Yards Creek	(155)	—	(155)
Investments	2	5	(3)
Asset removal costs	47	43	4
Other	1	(5)	6
	$499	$659	$(160)

Cash used for investing activities for the first quarter of 2021 decreased $160 million, compared to the same period of 2020, primarily due to the proceeds from the sale of Yards Creek.

GUARANTEES AND OTHER ASSURANCES
FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of March 31, 2021, was approximately $1.7 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
AE Supply asset sales(1)	$570
Deferred compensation arrangements	493
Fuel related contracts and other	8
1,071
FE’s Guarantees on Other Assurances
Global holding facility	108
Deferred compensation arrangements	134
Surety Bonds	329
LOCs and other	11
582
Total Guarantees and Other Assurances	$1,653
(1)As a condition to closing AE Supply’s sale of four natural gas generating plants and an approximate 59% portion of AGC’s interest in the Bath Power Station, FE provided the purchaser two limited three-year guarantees totaling $555 million of certain obligations of AE Supply and AGC, which by their terms expire in May 2021. In addition, as a condition to closing AE Supply’s transfer of Pleasants Power Station and as contemplated under the FES Bankruptcy settlement agreement, FE has provided two additional guarantees for certain retained liabilities of AE Supply, the first totaling up to $15 million for certain environmental liabilities associated with Pleasants Power Station, and the second being limited solely to environmental liabilities for the McElroy’s Run CCR Impoundment Facility, for which an ARO of $47 million is reflected on FirstEnergy’s Consolidated Balance Sheet, and which is not reflected on the table above.

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

As of March 31, 2021, $26 million of collateral has been posted by FE or its subsidiaries, of which, $25 million was posted as a result of the credit rating downgrades in the fourth quarter of 2020, as further discussed above.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2021:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon further downgrade	$28	$—	$28
Surety Bonds (collateralized amount)(1)	56	258	314
Total Exposure from Contractual Obligations	$84	$258	$342
(1)Surety bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with the respect to $39 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

Other Commitments and Contingencies

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding’s outstanding principal balance is $108 million as of March 31, 2021. Signal Peak, Global Rail, Global Mining Group,

LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, and FE continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

Commodity Price Risk

FirstEnergy has limited exposure to financial risks resulting from fluctuating commodity prices, such as prices for electricity, natural gas, coal and energy transmission. FirstEnergy’s Risk Management and Risk Policy Committees are responsible for promoting the effective design and implementation of sound risk management programs and oversees compliance with corporate risk management policies and established risk management practice.

The valuation of derivative contracts is based on observable market information. As of March 31, 2021, FirstEnergy has a net liability of $1 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of March 31, 2021, the FirstEnergy pension plan assets were allocated approximately as follows: 30% in equity securities, 35% in fixed income securities, 9% in absolute return strategies, 10% in real estate, 6% in private equity, 1% in derivatives and 9% in cash and short-term securities. A decline in the value of pension plan assets could result in additional funding requirements. As further discussed below, due to the American Rescue Plan Act of 2021, FirstEnergy does not currently expect to have a required contribution to the pension plan. However, FirstEnergy may elect to contribute to the pension plan voluntarily. As of March 31, 2021, FirstEnergy’s OPEB plan assets were allocated approximately 53% in equity securities, 44% in fixed income securities and 3% in cash and short-term securities. Investment markets experienced elevated marked volatility during 2020 as a result of the U.S. general election and the COVID-19 pandemic. In order to reduce the effect of market volatility on the plan’s funded status and to preserve capital gains experienced during 2020, approximately $1.4 billion of return-seeking assets were sold (including approximately $800 million of equity securities) during the third quarter of 2020. These assets are expected to be reinvested in return-seeking investments (including equity securities) during 2021, which will more consistently align the pension trust portfolios to FirstEnergy’s target asset allocations. See Note 5, “Pension and Other Post-Employment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans.

In the three months ended March 31, 2021, FirstEnergy’s pension and OPEB plan assets have gained (lost) approximately (3.1)% and 3.0%, respectively, as compared to an annual expected return on plan assets of 7.5%.

Interest Rate Risk

FirstEnergy recognizes net actuarial gains or losses for its pension and OPEB plans in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. A primary factor contributing to these actuarial gains and losses are changes in the discount rates used to value pension and OPEB obligations as of the measurement date and the difference between expected and actual returns on the plans’ assets. At this time, FirstEnergy is unable to determine or project the mark-to-market adjustment that may be recorded as of December 31, 2021.
CREDIT RISK

Credit risk is the risk that FirstEnergy would incur a loss as a result of nonperformance by counterparties of their contractual obligations. FirstEnergy maintains credit policies and procedures with respect to counterparty credit (including requirement that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstance in order to limit counterparty credit risk. In addition, in response to the COVID-19 pandemic, FirstEnergy has increased reviews of counterparties, customers and industries that have been negatively impacted, which could affect meeting contractual obligations with FirstEnergy. FirstEnergy has concentrations of suppliers and customers among electric utilities, financial institutions and energy marketing and trading companies. These concentrations may impact FirstEnergy’s overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions. In the event an energy supplier of the Ohio Companies, Pennsylvania Companies, JCP&L or PE defaults on its obligation, the affected company would be required to seek replacement power in the market. In general, subject to regulatory review or other processes, it is expected that appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities. FirstEnergy’s credit policies to manage credit risk include the use of an established credit approval process, daily credit mitigation provisions, such as margin, prepayment or collateral requirements, and surveys to determine negative impacts to essential vendors as a result of the COVID-19 pandemic. FE and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties’ credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.
OUTLOOK

AMERICAN RESCUE PLAN ACT OF 2021

On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021. While the Act is primarily an economic stimulus package, it also, among other changes, expanded the scope of Section 162(m) of the Internal Revenue Code that limits deductions on certain executive officer compensation. FirstEnergy does not currently expect these changes to have a material impact. During January 2021, the IRS issued additional regulations on interest expense deductibility under Section 163(j) of the Internal Revenue Code, however, is not expected to have a significant tax impact to FirstEnergy.

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

On March 22, 2019, MDPSC issued an order approving PE’s 2018 base rate case filing, which among other things, approved an annual rate increase of $6.2 million, approved three of the four EDIS programs for four years to fund enhanced service reliability programs, directed PE to file a new depreciation study within 18 months, and ordered the filing of a new base rate case in four years to correspond to the ending of the approved EDIS programs. On September 22, 2020, PE filed its depreciation study reflecting a slight increase in expense and is seeking the difference to be deferred for future recovery in PE’s next base rate case. On January 29, 2021, the Maryland Office of People's Counsel filed testimony recommending an annual reduction in depreciation expense of $10.8 million, and the staff of the MDPSC filed testimony recommending an annual reduction of $9.6 million. PE's rebuttal testimony was filed on March 2, 2021, and the Public Utility Law Judge conducted a hearing on the matter on April 12, 2021.

Maryland’s Governor issued an order on March 16, 2020, forbidding utilities from terminating residential service or charging late fees for non-payment for the duration of the COVID-19 pandemic. On April 9, 2020, the MDPSC issued an order allowing utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic, including incremental uncollectible expense, incurred from the date of the Governor’s order (or earlier if the utility could show that the expenses related to suspension of service terminations). In July 2020, the MDPSC subsequently issued orders allowing Maryland electric and gas utilities to resume residential service terminations for non-payment on November 15, 2020, subject to various restrictions, and clarifying that utilities could resume charging late fees on October 1, 2020. On April 9,

2021, PE provided the MDPSC additional information related to customer arrearages, which will be used, to determine the distribution of at least $30 million of COVID-19 relief that was allocated by the Maryland General Assembly.

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

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to ratepayers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation, which were published in the NJ Register in the first quarter of 2018. JCP&L filed comments supporting the proposed rulemaking. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the NJ Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey. Oral Argument was held on March 10, 2021, which JCP&L participated in. JCP&L is contesting this appeal but is unable to predict the outcome of this matter.

On February 18, 2020, JCP&L submitted a filing with the NJBPU requesting a distribution base rate increase. On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, providing for, among other things, a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which will become effective for customers on November 1, 2021. Until the rates become effective, and starting on January 1, 2021, JCP&L began to amortize an existing regulatory liability totaling approximately $86 million to offset the base rate increase that otherwise would have occurred in this period. The parties also agreed that the actual net gain from the sale of JCP&L’s interest in the Yards Creek pumped-storage hydro generation facility in New Jersey (210 MWs), as further discussed below, be applied to reduce JCP&L’s existing regulatory asset for previously deferred storm costs. Lastly, the parties agreed that approximately $95 million of Reliability Plus capital investment for projects through December 31, 2020 is included in rate base effective December 31, 2020, with a final prudence review of only those capital investment projects from July 1, 2020 through December 31, 2020 to occur in January 2021. During the first quarter of 2021, JCP&L submitted its review of storm costs, filed a written report for its Reliability Plus projects placed in service from July 1, 2020 through December 31, 2020, and submitted the vegetation management report, all required under the stipulation of settlement. On March 24, 2021, JCP&L, NJ Rate Counsel and the NJBPU Staff submitted a stipulation of settlement to the NJBPU, which was approved on April 7, 2021, providing that the Reliability Plus projects placed into service from July 1, 2020 through December 31, 2020 were reasonable and prudent.

On April 6, 2020, JCP&L signed an asset purchase agreement with Yards Creek Energy, LLC, a subsidiary of LS Power to sell its 50% interest in the Yards Creek pumped-storage hydro generation facility. Subject to terms and conditions of the agreement, the base purchase price is $155 million. As of December 31, 2020, assets held for sale on FirstEnergy’s Consolidated Balance Sheets associated with the transaction consist of property, plant and equipment of $45 million, which is included in the regulated distribution segment. On July 31, 2020, FERC approved the transfer of JCP&L’s interest in the hydroelectric operating license. On October 8, 2020, FERC issued an order authorizing the transfer of JCP&L’s ownership interest in the hydroelectric facilities. On October 28, 2020, the NJBPU approved the sale of Yards Creek. With the receipt of all required regulatory approvals, the transaction was consummated on March 5, 2021 and resulted in a $109 million gain within the regulated distribution segment. As further discussed above, the gain from the transaction was applied against and reduced JCP&L’s existing regulatory asset for previously deferred storm costs and, as a result, was offset by expense in the “Amortization of regulatory assets, net”, line on the Consolidated Statements of Income, resulting in no earnings impact to FirstEnergy or JCP&L.

On August 27, 2020, JCP&L filed an AMI Program with the NJBPU, which proposes the deployment of approximately 1.2 million advanced meters over a three-year period beginning on January 1, 2023, at a total cost of approximately $418 million, including the pre-deployment phase. The 3-year deployment is part of the 20-year AMI Program that is expected to cost a total of approximately $732 million and proposes a cost recovery mechanism through a separate AMI tariff rider. On January 13, 2021, a procedural schedule was established, which includes evidentiary hearings the week of May 24, 2021. On February 26, 2021, JCP&L filed a letter requesting a suspension of the procedural schedule to allow for settlement discussions, which was granted on March 5, 2021.

On June 10, 2020, the NJBPU issued an order establishing a framework for the filing of utility-run energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act. Under the established framework, JCP&L will recover its program investments over a ten-year amortization period and its operations and maintenance expenses on an annual basis, be eligible to receive lost revenues on energy savings that resulted from its programs and be eligible for incentives or subject to penalties based on its annual program performance, beginning in the fifth year of its program offerings. On September 25, 2020, JCP&L filed its energy efficiency and peak demand reduction program. JCP&L’s program consists of 11 energy efficiency and peak demand reduction programs and subprograms to be run from July 1, 2021 through June 30, 2024. The program also seeks approval of cost recovery totaling approximately $230 million as well as lost revenues associated with the energy savings resulting from the programs. While a procedural order has been established in this matter, on January 20, 2021, JCP&L filed a letter requesting a suspension of the procedural schedule to allow for settlement discussions. The Clean Energy Act contemplates a final order from the NJBPU by May 2, 2021.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 through September 30, 2021, or until the Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. Through various Executive Orders issued by Governor Murphy, the moratorium period is extended to June 30, 2021.

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

On September 23, 2020, the NJBPU issued an Order requiring all New Jersey electric distribution companies to file electric vehicle programs. JCP&L filed its electric vehicle program on March 1, 2021, which consists of six sub-programs, including a consumer education and outreach initiative that would begin on January 1, 2022, and continue over a four-year period. The total proposed budget for the electric vehicle program is approximately $50 million, of which $16 million is capital expenditures and $34 million is for operations and maintenance expenses. JCP&L is proposing to recover the electric vehicle program costs via a non-bypassable rate clause applicable to all distribution customer rate classes, which would become effective on January 1, 2022.

OHIO

The Ohio Companies operate under base distribution rates approved by the PUCO effective in 2009. The Ohio Companies’ residential and commercial base distribution revenues were decoupled, through a mechanism that took effect on February 1, 2020 and under which the Ohio Companies billed customers until February 9, 2021, to the base distribution revenue and lost distribution revenue associated with energy efficiency and peak demand reduction programs recovered as of the twelve-month period ending on December 31, 2018. The Ohio Companies currently operate under ESP IV effective June 1, 2016, and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues the Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) the collection of lost distribution revenue associated with energy efficiency and peak demand reduction programs, which is discussed further below; (3) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (4) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

ESP IV further provided for the Ohio Companies to collect through the DMR $132.5 million annually for three years beginning in 2017, grossed up for federal income taxes, resulting in an approved amount of approximately $168 million annually in 2018 and 2019. On appeal, the SCOH, on June 19, 2019, reversed the PUCO’s determination that the DMR is lawful, and remanded the matter to the PUCO with instructions to remove the DMR from ESP IV. The PUCO entered an order directing the Ohio Companies to cease further collection through the DMR, credit back to customers a refund of the DMR funds collected since July 2, 2019 and remove the DMR from ESP IV. On July 15, 2019, OCC filed a Notice of Appeal with the SCOH, challenging the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017 for OE and claiming a $42 million refund is due to OE customers. On December 1, 2020, the SCOH reversed the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for OE for calendar year 2017, and remanded the case to the PUCO with instructions to conduct new proceedings which includes the DMR revenues in the analysis, determines the threshold against which the earned return is measured, and makes other necessary determinations. FirstEnergy is unable to predict the outcome of these proceedings but has not deemed a liability probable as of March 31, 2021.

On July 23, 2019, Ohio enacted HB 6, which established support for nuclear energy supply in Ohio. In addition to the provisions supporting nuclear energy, HB 6 included provisions implementing a decoupling mechanism for Ohio electric utilities and ending current energy efficiency program mandates on December 31, 2020, provided that statewide energy efficiency mandates are achieved as determined by the PUCO. On February 26, 2020, the PUCO ordered a wind-down of statutorily required energy efficiency programs to commence on September 30, 2020, that the programs terminate on December 31, 2020, with the Ohio Companies' existing portfolio plans extended through 2020 without changes. On February 24, 2021, the PUCO found that statewide energy efficiency mandates had been achieved, and ordered that Ohio electric utilities’ energy efficiency and peak demand reduction cost recovery riders terminate.

On November 21, 2019, the Ohio Companies applied to the PUCO for approval of a decoupling mechanism, which would set residential and commercial base distribution related revenues at the levels collected in 2018. As such, those base distribution revenues would no longer be based on electric consumption, which allows continued support of energy efficiency initiatives while also providing revenue certainty to the Ohio Companies. On January 15, 2020, the PUCO approved the Ohio Companies’ decoupling application, and the decoupling mechanism took effect on February 1, 2020. On March 31, 2021, Governor DeWine signed HB 128, which, among other things, would repeal parts of HB 6, the legislation that established support for nuclear energy supply in Ohio, provided for a decoupling mechanism for Ohio electric utilities, and provided for the ending of current energy efficiency program mandates. HB 128 is effective June 29, 2021. As further discussed below, in connection with a partial settlement with the OAG and other parties, the Ohio Companies filed an application with the PUCO on February 1, 2021, to set the respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies will of their own accord not seek to recover lost distribution revenue from residential and commercial customers. FirstEnergy is committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings currently underway as further discussed herein. As a result of the partial settlement, and the decision to not seek lost distribution revenue, FirstEnergy recognized a $108 million pre-tax charge ($84 million after-tax) in the fourth quarter of 2020, and $77 million (pre-tax) of which is associated with forgoing collection of lost distribution revenue. On March 31, 2021, FirstEnergy announced that the Ohio Companies will proactively refund to customers amounts previously collected under decoupling, with interest, which total approximately $27 million. On April 22, 2021, the Ohio Companies filed an application with the PUCO to modify CSR to return such amounts. Furthermore, as FirstEnergy would not have financially benefited from the Clean Air Fund included in HB 6, which is the mechanism to provide support to nuclear energy in Ohio, there is no expected additional impact to FirstEnergy due to any repeal of that provision of HB 6.

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

On July 29, 2020, the PUCO consolidated the Ohio Companies’ Applications for determination of the existence of significantly excessive earnings, or SEET, under ESP IV for calendar years 2018 and 2019, which had been previously filed on July 15, 2019, and May 15, 2020, respectively, and set a procedural schedule with evidentiary hearings. On September 4, 2020, the PUCO opened its quadrennial review of ESP IV, consolidated it with the Ohio Companies’ 2018 and 2019 SEET Applications, and set a procedural schedule for the consolidated matters. On October 29, 2020, the PUCO issued an entry extending the deadline for the Ohio Companies to file quadrennial review of ESP IV testimony and supplemental SEET testimony to March 1, 2021, with the evidentiary hearings to commence no sooner than May 3, 2021. On January 12, 2021, the PUCO consolidated these matters with the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017, which the SCOH had remanded to the PUCO. On March 1, 2021, the Ohio Companies filed testimony in the quadrennial review and supplemental testimony in the SEET cases for calendar years 2017 through 2019. The calculations included in the quadrennial review for 2020 through 2024 demonstrate that the prospective effect of ESP IV is not substantially likely to provide the Ohio Companies with significantly excessive earnings during the balance of ESP IV. In addition, the Ohio Companies’ quadrennial review testimony demonstrates that ESP IV continues to be more favorable in the aggregate and during the remaining term of ESP IV as compared to the expected results of a market rate offer. Further, the revised calculations included in the Ohio Companies’ supplemental SEET testimony for calendar years 2017 through 2019 demonstrated that the Ohio Companies did not have significantly excessive earnings, on an individual company basis or on a consolidated basis. However, on March 31, 2021, Governor DeWine signed House Bill 128, which repeals legislation passed in 2019 that permitted the Ohio Companies to file their SEET results on a consolidated basis instead of on an individual company basis. HB 128 is effective June 29, 2021. Further, the OCC and another party filed testimony on April 5, 2021, recommending refunds for one or more of the Ohio Companies for calendar years 2017 through 2019. On April 20, 2021, the Ohio Companies filed supplemental testimony in the quadrennial review providing prospective SEET values on an individual company basis, which demonstrate that the Ohio Companies are not projected to have significantly excessive earnings, on an individual company basis, during the balance of ESP IV.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. The Ohio Companies’ filed a response in opposition to the OCC’s motions on September 23, 2020. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from ratepayers through the DMR were only used for the purposes established in ESP IV. On April 7, 2021, the PUCO set deadlines for selection of an auditor and the filing of the final audit report, by June 2, 2021 and October 29, 2021, respectively. Initial discovery is ongoing.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by ratepayers. The Ohio Companies filed a response on September 30, 2020, stating that any political and charitable spending in support of HB 6 or the subsequent referendum were not included in rates or charges paid for by its customers. Several parties requested that the PUCO broaden the scope of the review of political and charitable spending. Discovery is ongoing.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020, with a final audit report to be filed in June 2021. On January 27, 2021, the PUCO selected an auditor, and the auditor’s investigation and discovery are ongoing.

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

In connection with an ongoing annual audit of the Ohio Companies’ Rider DCR for 2020, on March 10, 2021, the PUCO expanded the scope of the audit to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, which were disclosed in FirstEnergy’s Form 10-K for the year ended 2020, filed on February 18, 2021, and determine whether funds collected from ratepayers were used to pay the vendors and if so, whether or not the funds associated with those payments should be returned to ratepayers through Rider DCR or through an alternative proceeding.

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

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. The Pennsylvania Companies’ Phase III EE&C plans for the June 2016 through May 2021 period, which were approved in March 2016, with expected costs up to $390 million, are designed to achieve the targets established in the

PPUC’s Phase III Final Implementation Order with full recovery through the reconcilable EE&C riders. On June 18, 2020, the PPUC entered a Final Implementation Order for a Phase IV EE&C Plan, operating from June 2021 through May 2026. The Final Implementation Order set demand reduction targets, relative to 2007 to 2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWH for ME, 3.0% MWH for PN, 2.7% MWH for Penn, and 2.4% MWH for WP. The Pennsylvania Companies’ Phase IV plans were filed November 30, 2020. A settlement has been reached in this matter, and a joint petition seeking approval of that settlement by the parties was filed on February 16, 2021. On March 25, 2021, the PPUC issued an order approving the settlement without modification.

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives.

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

The PPUC issued an order on March 13, 2020, forbidding utilities from terminating service for non-payment for the duration of the COVID-19 pandemic. On May 13, 2020, the PPUC issued a Secretarial letter directing utilities to track all prudently incurred incremental costs arising from the COVID-19 pandemic, and to create a regulatory asset for future recovery of incremental uncollectibles incurred as a result of the COVID-19 pandemic and termination moratorium. On October 13, 2020, the PPUC entered an order lifting the service termination moratorium effective November 9, 2020, subject to certain additional notification, payment procedures and exceptions, and permits the Pennsylvania Companies to create a regulatory asset for all incremental expenses associated with their compliance with the order. On March 19, 2021, the PPUC entered an order lifting the moratorium in total effective March 31, 2021, subject to certain additional guidelines regarding the duration of payment arrangements and reporting obligations.

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

On December 30, 2020, MP and PE filed an integrated resource plan with the WVPSC. The plan projects a small capacity deficit but an energy surplus in MP’s and PE’s supply resources when compared with current WV load demand and projects the capacity deficit growing over the next 15 years. The plan does not recommend additional supply-side resources with a possible exception for small utility-scale solar resources and recommends that the capacity deficit be met through the PJM capacity market. MP currently expects to seek approval in 2021 to construct solar generation sources of up to 50 MWs. The WVPSC issued a procedural order on February 26, 2021, allowing informational filing comments to be filed by April 28, 2021.

On December 30, 2020, MP and PE filed with the WVPSC a determination of the rate impact of the Tax Act with respect to ADIT. The filing proposes an annual revenue reduction of $2.6 million annually, effective January 1, 2022, with reconciliation and any resulting adjustments incorporated into the annual ENEC proceedings. A hearing is set for August 18, 2021.

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

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, and certain costs for transmission-related vegetation management programs. Additionally, ATSI proposed certain income tax-related adjustments and certain tariff changes addressing the revenue credit components of the formula rate template. In its filing, ATSI requested recovery of approximately $85 million related to ATSI’s costs to move to PJM, and the MISO transmission project costs that are allocated to ATSI through December 31, 2020; and recovery of future costs associated with the MISO transmission projects. Per prior FERC orders, ATSI included a “cost-benefit study” to support recovery of ATSI’s costs to move to PJM, and the MISO transmission project costs that are allocated to ATSI. Finally, ATSI proposed recovery of approximately $19 million in costs for transmission-related vegetation management programs. Certain intervenors filed protests of the formula rate amendments on May 29, 2020, and ATSI filed a reply on June 15, 2020. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund, suspending the effective date for five months to be effective December 1, 2020, and setting the matter for hearing and settlement proceedings. ATSI is engaged in settlement negotiations with the other parties to this proceeding.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. Certain intervenors filed protests of the compliance filings, to which ATSI and MAIT responded. On October 28, 2020, FERC staff requested additional information about ATSI’s proposed rate base adjustment mechanism, and ATSI submitted the requested information on November 25, 2020. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. These compliance filings each remain pending before FERC. MP, WP and PE (as holders of a “stated” transmission rate) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020, and which have been accepted by FERC effective January 1, 2021, subject to refund, pending further hearing and settlement procedures. JCP&L is addressing these requirements as part of its pending transmission formula rate case. JCP&L and the active parties to the pending FERC transmission formula rate case filed an offer of settlement with FERC on February 2, 2021. On April 15, 2021, FERC approved the settlement agreement as filed, with no changes.

Transmission ROE Methodology

FERC’s methodology for calculating electric transmission utility ROE has been in transition as a result of an April 14, 2017 ruling by the D.C. Circuit that vacated FERC’s then-effective methodology. On May 21, 2020, FERC issued Opinion No. 569-A that changed FERC’s ROE methodology. Under FERC’s revised methodology, ROE is based on three financial models – discounted cash flow, capital-asset pricing, and risk premium – which are used to calculate a composite zone of reasonableness. FERC noted that utilities could, in utility-specific proceedings, also ask to have the expected earnings methodology included in calculating the utility’s authorized ROE. FERC also noted that, going forward, it will divide that zone into three equal parts, to be used for high risk, normal risk, and low risk utilities. A given utility will be assigned to one of these three parts of the zone of reasonableness, and its ROE will be set at the median or midpoint of the other utilities that are in the applicable third of the zone. FirstEnergy filed a request for rehearing, which FERC denied on July 22, 2020. On November 19, 2020, FERC issued Opinion No. 569-B, which affirmed the Opinion No. 569-A rulings. FirstEnergy initiated, but subsequently withdrew, appeals of these orders. Appeals of Opinion Nos. 569, 569-A and 569-B were filed by other parties, and are pending before the D.C. Circuit. Any changes to FERC’s transmission rate ROE and incentive policies for the Utilities would be applied on a prospective basis.

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. Initial comments were submitted July 1, 2020, and reply comments were filed on July 16, 2020. FirstEnergy participated through EEI and through a consortium of PJM Transmission Owners. In a supplemental rulemaking proceeding on April 15, 2021, FERC is seeking comments on, among other things, whether to require utilities that have been members of an RTO for three years or more and that have been collecting an “RTO membership” ROE incentive adder to file tariff updates that would terminate collection of the incentive adder. Initial comments are due 30 days after the supplement is published in the Federal Register, and reply comments are due 15 days later. FirstEnergy is a member of PJM and could be affected by the supplemental proposed rule and is currently evaluating the potential impacts this rule would have on certain of its subsidiaries.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to convert JCP&L’s existing stated transmission rate to a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020. On December 19, 2019, FERC issued its initial order in the case, allowing JCP&L to transition to a forward-looking formula rate as of January 1, 2020 as requested, subject to refund, pending further hearing and settlement proceedings. JCP&L and the parties to the FERC proceeding subsequently were able to reach settlement, and on February 2, 2021, JCP&L filed an offer of settlement, pending FERC approval. On April 15, 2021, FERC approved the settlement agreement as filed, with no changes.

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to convert their existing stated transmission rate to a forward-looking formula transmission rate, effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were approved by FERC on December 31, 2020, subject to refund, pending further hearing and settlement procedures and were consolidated into a single proceeding. MP, PE and WP, and KATCo are engaged in settlement negotiations with the other parties to the formula rate proceedings. KATCo will be included in the Regulated Transmission reportable segment.

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

Also during this time, in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, EPA issued a revised CSAPR Rule that addresses, among other things, the remand of the CSAPR Update Rule and the New York Section 126 Petition. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the revised CSAPR Rule, the future cost of compliance may materially impact FirstEnergy's operations, cash flows and financial condition.

In February 2019, the EPA announced its final decision to retain without changes the NAAQS for SO2, specifically retaining the 2010 primary (health-based) 1-hour standard of 75 PPB. As of March 31, 2020, FirstEnergy has no power plants operating in areas designated as non-attainment by the EPA.

Climate Change

There are several initiatives to reduce GHG emissions at the state, federal and international level. Certain northeastern states are participating in the RGGI and western states led by California, have implemented programs, primarily cap and trade mechanisms, to control emissions of certain GHGs. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation.

In September 2016, the U.S. joined in adopting the agreement reached on December 12, 2015, at the United Nations Framework Convention on Climate Change meetings in Paris to reduce GHG. The Paris Agreement’s non-binding obligations to limit global warming to below two degrees Celsius became effective on November 4, 2016. On June 1, 2017, the Trump Administration announced that the U.S. would cease all participation in the Paris Agreement. On January 20, 2021, President Biden signed an executive order re-adopting the agreement on behalf of the U.S. In November 2020, FirstEnergy published its Climate Story which includes its climate position and strategy, as well as a new comprehensive and ambitious GHG emission goal. FirstEnergy pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in GHG within the company’s direct operational control by 2030, based on 2019 levels. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHG under the Clean Air Act,” concluding that concentrations of several key GHG constitutes an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October

2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that establishes guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired power plants. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. The D.C. Circuit decision is subject to legal challenge. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

On September 29, 2016, FirstEnergy received a request from the EPA for information pursuant to CWA Section 308(a) for information concerning boron exceedances of effluent limitations established in the NPDES Permit for the former Mitchell Power Station’s Mingo landfill, owned by WP. On November 1, 2016, WP provided an initial response that contained information related to a similar boron issue at the former Springdale Power Station’s landfill. The EPA requested additional information regarding the Springdale landfill and on November 15, 2016, WP provided a response and intends to fully comply with the Section 308(a) information request. On March 3, 2017, WP proposed to the PA DEP a re-route of its wastewater discharge to eliminate potential boron exceedances at the Springdale landfill. On January 29, 2018, WP submitted an NPDES permit renewal application to PA DEP proposing to re-route its wastewater discharge to eliminate potential boron exceedances at the Mingo landfill. On February 20, 2018, the DOJ issued a letter and tolling agreement on behalf of the EPA alleging violations of the CWA at the Springdale and Mingo landfills while seeking to enter settlement negotiations in lieu of filing a complaint. The EPA has proposed a penalty of $610,000 to settle alleged past boron exceedances at both facilities. Negotiations are continuing and WP is unable to predict the outcome of this matter.

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

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of March 31, 2021, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $102 million have been accrued through March 31, 2021, of which, approximately $67 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

As previously disclosed, FirstEnergy has been cooperating with the U.S. Attorney’s Office regarding the ongoing investigation and discussions have begun with the U.S. Attorney’s Office regarding the resolution of this matter, including the possibility of FirstEnergy entering into a deferred prosecution agreement. As these discussions are preliminary, FirstEnergy cannot currently predict the timing, the outcome, or the impact of a possible resolution of this ongoing investigation.
While no contingency has been reflected in its consolidated financial statements, FirstEnergy believes that it is probable that it will incur a loss in connection with the resolution of this investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, FirstEnergy cannot yet reasonably estimate a loss or range of loss that may arise from the resolutions of this investigation, but such resolution could have a material adverse effect on FirstEnergy’s reputation, business, financial condition, results of operations, liquidity, or cash flows.

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

•Owens v. FirstEnergy Corp. et al. and Frand v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020.
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
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FirstEnergy filed putative class action lawsuits against FE and FESC, as well as certain current and former FirstEnergy officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. These actions have been consolidated, and the court denied FirstEnergy’s motions to dismiss and stay discovery on February 10 and 11, 2021, respectively. Class certification discovery is proceeding.
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE, each alleging civil violations of the Ohio Corrupt Activity Act in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero and no additional customer bills will include new decoupling rider charges after February 8, 2021. The cities of Dayton and Toledo have also been added as plaintiffs to the action. These actions have been consolidated. The cases are stayed pending final resolution of the United States v. Larry Householder, et al criminal proceeding described above.
•Emmons v. FirstEnergy Corp. et al. (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, OE, TE and CEI, along with FES, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices. On October 1, 2020, plaintiffs filed a First Amended Complaint, adding as a plaintiff a purported customer of FirstEnergy and alleging a civil violation of the Ohio Corrupt Activity Act and civil conspiracy against FE, FESC and FES. Motions to dismiss remain pending.

The plaintiffs in each of the above cases, seek, among other things, to recover an unspecified amount of damages (unless otherwise noted). In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. Further, in letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing audit being conducted by FERC's Division of Audits and Accounting. The outcome of any of these lawsuits, investigations and audit are uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows. No contingency has been reflected in FirstEnergy’s consolidated financial statements as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

Internal Investigation Relating to United States v. Larry Householder, et al.

As previously disclosed, a committee of independent members of the Board of Directors has been directing an internal investigation related to ongoing government investigations. In connection with FirstEnergy’s internal investigation, such committee determined on October 29, 2020, to terminate FirstEnergy’s Chief Executive Officer, Charles E. Jones, together with two other executives: Dennis M. Chack, Senior Vice President of Product Development, Marketing, and Branding; and Michael J. Dowling, Senior Vice President of External Affairs. Each of these terminated executives violated certain FirstEnergy policies and its code of conduct. These executives were terminated as of October 29, 2020. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the Board of Directors that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. FirstEnergy believes that payments under the consulting agreement may have been for purposes other than those represented within the consulting agreement. Additionally, on November 8, 2020, Robert P. Reffner, Senior Vice President and Chief Legal Officer, and Ebony L. Yeboah-Amankwah, Vice President, General Counsel, and Chief Ethics Officer, were separated from FirstEnergy due to inaction and conduct that the Board determined was influenced by the improper tone at the top.

Additionally, on February 17, 2021, the Board appointed Mr. John W. Somerhalder II to the positions of Vice Chairperson of the Board and Executive Director of FE, each effective as of March 1, 2021. Mr. Donald T. Misheff will continue to serve as Non-

Executive Chairman of the Board. Mr. Somerhalder will help lead efforts to enhance FirstEnergy’s reputation. On March 7, 2021, the Board appointed Mr. Steven E. Strah to the position of Chief Executive Officer of FirstEnergy, effective as of March 8, 2021. On March 7, 2021, at the recommendation of the FirstEnergy Corporate Governance and Corporate Responsibility Committee, the Board also elected Mr. Strah as a Director of FirstEnergy, effective as of March 8, 2021, increasing the size of the Board from 11 to 12 members. Mr. Strah has been elected to the Board to serve for a term expiring at the FirstEnergy’s 2021 Annual Meeting of Shareholders and until his successor shall have been elected.

Also, in connection with the internal investigation, FirstEnergy identified certain transactions, which, in some instances, extended back ten years of more, including vendor service, that were either improperly classified, misallocated to certain of the Utilities and Transmission Companies, or lacked proper supporting documentation. These transactions resulted in amounts collected from customers that were immaterial to FirstEnergy. The Utilities and Transmission Companies are working with the appropriate regulatory agencies to address these amounts.

The internal investigation has revealed no new material issues since FirstEnergy’s Form 10-K was filed on February 18, 2021. The focus of the internal investigation has transitioned from a proactive investigation to continued cooperation with the ongoing government investigations.

Nuclear Plant Matters

On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. This transfer of TMI-2 to TMI-2 Solutions, LLC will include the: (i) transfer of the ownership and operating NRC licenses for TMI-2; (ii) transfer of the external trusts for the decommissioning and environmental remediation of TMI-2; and (iii) assumption by TMI-2 Solutions, LLC, of certain liabilities, including all responsibility for the TMI-2 site, full decommissioning of TMI-2 and ongoing management of core debris material not previously transferred to the DOE. On August 10, 2020, JCP&L, ME, PN, GPUN, TMI-2 Solutions, LLC, and the PA DEP reached a settlement agreement regarding the decommissioning of TMI-2. On December 2, 2020, the NJBPU issued an order approving the transfer and sale under the conditions requested by NJ Rate Counsel and agreed to by JCP&L. Those conditions will restrict JCP&L from seeking recovery from its ratepayers for any future liabilities JCP&L could incur with respect to TMI-2. Also, on December 2, 2020, the NRC issued its order approving the license transfer as requested. With the receipt of all required regulatory approvals, the transaction was consummated on December 18, 2020.

FES Bankruptcy

On March 31, 2018, FES, including its consolidated subsidiaries, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage L.L.C. and FGMUC, and FENOC filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court and emerged on February 27, 2020. See Note 3, “Discontinued Operations,” for additional discussion.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy’s normal business operations pending against FE or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FE or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 8, “Regulatory Matters.”

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
ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of FirstEnergy, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2021. Based on that evaluation, the chief executive officer and chief financial officer of FirstEnergy have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to the material weakness in internal control over financial reporting described below.

Notwithstanding the material weakness described below, management has concluded that its consolidated financial statements included in the current and prior period filings were not materially misstated and presented fairly, in all material respects, FirstEnergy’s consolidated financial statements as of March 31, 2021 and 2020.

Material Weakness in Internal Control Over Financial Reporting Existing as of March 31, 2021

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

Remediation Plans

Management and the Board of Directors take FirstEnergy’s internal control over financial reporting and the integrity of its financial statements seriously. Management, the Board of Directors, along with the Audit Committee, and its subcommittee, are currently working to remediate the material weakness identified above. The remedial activities include the following:

•the appointment of a new Chief Executive Officer to improve the tone at the top;

•the termination of certain members of senior management, including FirstEnergy’s former Chief Executive Officer, for violations of certain Company policies and its code of conduct;

•the separation of two senior members of the legal department, due to inaction and conduct that the Board of Directors determined was influenced by the improper tone at the top;

•the establishment of a subcommittee of FirstEnergy’s Audit Committee, who, with the Board of Directors, is overseeing the assessment and implementation of potential changes (as appropriate) in FirstEnergy’s compliance program;

•the appointment of a new Chief Legal Officer;

•the appointment of a new Vice Chairperson of the Board and Executive Director to help lead efforts to enhance the company’s reputation with external stakeholders;

•the appointment of new independent directors to the Board;

•the appointment of a new Chief Ethics & Compliance Officer to oversee the ethics and compliance program and enhance the existing compliance structure and role;

•the Board of Directors’ reinforcement of and executive team’s recommitment to the importance of setting appropriate tone at the top and the expectation to demonstrate the company’s core values and behaviors which support an ethical and compliant culture, as well as adherence to internal control over financial reporting; and

•increased communication and training of employees with respect to:

•our commitment to ethical standards and integrity of our business procedures,
•compliance requirements,
•our code of conduct and other company policies, and
•availability of and the process for reporting suspected violations of law or code of conduct.

Management and the Board of Directors are committed to maintaining a strong internal control environment and believes the above efforts will effectively remediate the material weakness; however, the material weakness cannot be considered remediated until the applicable remedial actions are implemented and operating for a sufficient period of time to allow management to conclude, through testing, that a remediation plan is implemented and the controls are operating effectively. Management, under the oversight of the Board of Directors, has developed and is continuing to refine a comprehensive remediation plan, which includes defined responsibilities and measurable milestones to evaluate the progress of the remediation activities. Management and the Board of Directors are monitoring the progress of these activities on an ongoing basis.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 8, “Regulatory Matters,” and Note 9, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS
You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect the Registrants' business, financial condition or future results. The information set forth in this report, including without limitation, the risk factor presented below, updates and should be read in conjunction with, the risk factors and information disclosed in the Registrant’s Annual Report on Form 10-K.

We Have Received Requests for Information Related to Government Investigations. The Investigations and Related Litigation Could Have a Material Adverse Effect on our Reputation, Business, Financial Condition, Results of Operations, Liquidity or Cash Flows.

On July 21, 2020, we received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio requesting the production of information concerning an investigation surrounding HB 6 involving the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Following the announcement of the investigation surrounding HB 6, certain of our stockholders and customers filed several lawsuits against us and certain current and former directors, officers and other employees. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FirstEnergy, and on September 1, 2020, issued subpoenas to FirstEnergy and certain of its officers. We are cooperating with the U.S. Attorney’s Office and the SEC in their ongoing investigations. See Note 9, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements, for additional details on the government investigations and subsequent litigation surrounding HB 6.

We have begun discussions with the U.S. Attorney’s Office regarding the resolution of this matter, including the possibility of us entering into a deferred prosecution agreement. As these discussions are preliminary, we cannot currently predict the timing, the outcome or the impact of a possible resolution of this ongoing investigation.

While no contingency has been reflected in its consolidated financial statements, we believe that it is probable that it will incur a loss in connection with the resolution of the U.S. Attorney’s investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, we cannot yet reasonably estimate a loss or range of loss that may arise from the resolutions of this investigation but such resolution could have a material adverse effect on our reputation, business, financial condition, results of operations, liquidity or cash flows.

The investigations, the discussions with the U.S. Attorney’s Office, and related litigation could divert management’s focus and have resulted in, and could continue to result in substantial investigation expenses, and the commitment of substantial corporate resources. The outcome of the government investigations and related litigation is inherently uncertain. If one or more legal matters, including the ongoing investigations, were resolved against us, our reputation, business, financial condition, results of operations, liquidity or cash flows may be adversely affected. Further, such an outcome could result in criminal liabilities, deferred prosecution agreements, significant monetary damages and fines, remedial corporate measures or other relief against us that could adversely impact our operations. In addition, certain of those outcomes could adversely impact our ability to maintain compliance with the covenants under our credit facilities or result in an event of default thereunder. These matters are likely to continue to have an adverse impact on the trading prices of our securities.

We are unable to predict the outcome, duration, scope, result or related costs of the investigations and related litigation and, therefore, any of these risks could impact us significantly beyond expectations. Moreover, we are unable to predict the outcome of the discussions with the U.S. Attorney’s Office, the potential for any additional investigations or litigation, any of which could exacerbate these risks or expose us to potential criminal or civil liabilities, sanctions or other remedial measures, and could have a material adverse effect on our reputation, business, financial condition, results of operations, liquidity or cash flows.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None.
ITEM 6.        EXHIBITS

Exhibit Number		Description

(A)	3	Amended and Restated Code of Regulations of FirstEnergy Corp., as Amended.
	10.1
Director Appointment and Nomination Agreement, dated March 16, 2021, by and among the Icahn Group and FirstEnergy (incorporated by reference to FE's Form 8-K filed March 16, 2021, Exhibit 10.1, File No. 333-21011).

(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a).
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a).
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101).
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
April 22, 2021

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer