Form 10-Q
period 2021-06-30
FIRSTENERGY CORP
filed 2021-07-22
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF JUNE 30, 2021
Common Stock, $0.10 par value	544,193,637
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

Forward-Looking Statements: This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on information currently available to management. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management’s intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

•The potential liabilities, increased costs and unanticipated developments resulting from governmental investigations and agreements, including those associated with compliance with or failure to comply with the DPA with the U.S. Attorney’s Office for the S.D. Ohio.
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
•The ability to accomplish or realize anticipated benefits from our FE Forward initiative and our other strategic and financial goals, including, but not limited to, maintaining financial flexibility, overcoming current uncertainties and challenges associated with the ongoing government investigations, executing our transmission and distribution investment plans, greenhouse gas reduction goals, controlling costs, improving our credit metrics, strengthening our balance sheet and growing earnings.
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
•The extent and duration of COVID-19 and the impacts to our business, operations and financial condition resulting from the outbreak of COVID-19 including, but not limited to, disruption of businesses in our territories and governmental and regulatory responses to the pandemic.
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

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in FirstEnergy’s filings with the SEC, including, but not limited to, the most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on FirstEnergy’s business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. FirstEnergy expressly disclaims any obligation to update or revise, except as required by law, any forward-looking statements contained herein or in the information incorporated by reference as a result of new information, future events or otherwise.

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FE	FirstEnergy Corp., a public utility holding company
FE Revolving Facility	FE and the Utilities’ five-year syndicated revolving credit facility, as amended
FENOC	Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates NG’s nuclear generating facilities
FES	Energy Harbor LLC. (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, which provides energy-related products and services
FES Debtors	FES, FENOC, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage LLC, and FGMUC
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, the parent company of ATSI, KATCo, MAIT and TrAIL, and has a joint venture in PATH
FET Revolving Facility	FET and certain of its subsidiaries’ five-year syndicated revolving credit facility, as amended
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	Energy Harbor Generation LLC (formerly known as FirstEnergy Generation, LLC), a subsidiary of EH, which owns and operates fossil generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a subsidiary of FG
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPUN	GPU Nuclear, Inc., a subsidiary of FE, which operates TMI-2
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
KATCo	Keystone Appalachian Transmission Company, a subsidiary of FET
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	Energy Harbor Nuclear Generation LLC (formerly known as FirstEnergy Nuclear Generation, LLC), a subsidiary of EH, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ACE	Affordable Clean Energy	EPA	United States Environmental Protection Agency
ADIT	Accumulated Deferred Income Taxes	EPS	Earnings per Share
AEP	American Electric Power Company, Inc.	ERO	Electric Reliability Organization
AFS	Available-for-sale	ESP IV	Electric Security Plan IV
AFUDC	Allowance for Funds Used During Construction	Facebook®	Facebook is a registered trademark of Facebook, Inc.
AMI	Advance Metering Infrastructure	FASB	Financial Accounting Standards Board
AOCI	Accumulated Other Comprehensive Income (Loss)	FERC	Federal Energy Regulatory Commission
ARO	Asset Retirement Obligation	FES Bankruptcy	FES Debtors’ voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court
ARP	Alternative Revenue Program	Fitch	Fitch Ratings Service
ASC	Accounting Standard Codification	FPA	Federal Power Act
ASU	Accounting Standards Update	FTR	Financial Transmission Right
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	GAAP	Accounting Principles Generally Accepted in the United States of America
BGS	Basic Generation Service	GHG	Greenhouse Gases
CAA	Clean Air Act	HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
CCR	Coal Combustion Residuals	HB 128	House Bill 128, as passed by Ohio's 134th General Assembly
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	LIBOR	London Inter-Bank Offered Rate
CFR	Code of Federal Regulations	LOC	Letter of Credit
CO2	Carbon Dioxide	LTIIPs	Long-Term Infrastructure Improvement Plans
Code of Business Conduct	The FirstEnergy Code of Business Conduct and Ethics as approved by the Board on July 20, 2021	MDPSC	Maryland Public Service Commission
COVID-19	Coronavirus disease	MGP	Manufactured Gas Plants
CPP	EPA’s Clean Power Plan	MISO	Midcontinent Independent System Operator, Inc.
CSAPR	Cross-State Air Pollution Rule	Moody’s	Moody’s Investors Service, Inc.
CSR	Conservation Support Rider	MW	Megawatt
CTA	Consolidated Tax Adjustment	MWH	Megawatt-hour
CWA	Clean Water Act	NAAQS	National Ambient Air Quality Standards
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit	NDT	Nuclear Decommissioning Trust
DCR	Delivery Capital Recovery	NERC	North American Electric Reliability Corporation
DMR	Distribution Modernization Rider	NJ Rate Counsel	New Jersey Division of Rate Counsel
DOE	United States Department of Energy	NJBPU	New Jersey Board of Public Utilities
DPA	Deferred Prosecution Agreement	NOx	Nitrogen Oxide
DSIC	Distribution System Improvement Charge	NPDES	National Pollutant Discharge Elimination System
DSP	Default Service Plan	NRC	Nuclear Regulatory Commission
EDC	Electric Distribution Company	NUG	Non-Utility Generation
EDIS	Electric Distribution Investment Surcharge	NYPSC	New York State Public Service Commission
EE&C	Energy Efficiency and Conservation	OAG	Ohio Attorney General
EEI	Edison Electric Institute	OCA	Office of Consumer Advocate
EGS	Electric Generation Supplier	OCC	Ohio Consumers’ Counsel
EGU	Electric Generation Units	ODSA	Ohio Development Service Agency
EH	Energy Harbor Corp.	OPEB	Other Post-Employment Benefits
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act	OPIC	Other Paid-in Capital
ENEC	Expanded Net Energy Cost	OVEC	Ohio Valley Electric Corporation

PA DEP	Pennsylvania Department of Environmental Protection	S.D. Ohio	Southern District of Ohio
PJM	PJM Interconnection, LLC	SBC	Societal Benefits Charge
PJM Tariff	PJM Open Access Transmission Tariff	SCOH	Supreme Court of Ohio
POLR	Provider of Last Resort	SEC	United States Securities and Exchange Commission
PPA	Purchase Power Agreement	SEET	Significantly Excessive Earnings Test
PPB	Parts per Billion	SIP	State Implementation Plan(s) Under the Clean Air Act
PPUC	Pennsylvania Public Utility Commission	SO2	Sulfur Dioxide
PUCO	Public Utilities Commission of Ohio	SOS	Standard Offer Service
PURPA	Public Utility Regulatory Policies Act of 1978	SREC	Solar Renewable Energy Credit
RCRA	Resource Conservation and Recovery Act	SSO	Standard Service Offer
Regulation FD	Regulation Fair Disclosure promulgated by the SEC	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
RFC	ReliabilityFirst Corporation	TMI-1	Three Mile Island Unit 1
RFP	Request for Proposal	TMI-2	Three Mile Island Unit 2
RGGI	Regional Greenhouse Gas Initiative	Twitter®	Twitter is a registered trademark of Twitter, Inc.
ROE	Return on Equity	VIE	Variable Interest Entity
RTO	Regional Transmission Organization	VSCC	Virginia State Corporation Commission
S&P	Standard & Poor’s Ratings Service	WVPSC	Public Service Commission of West Virginia

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020

REVENUES:
Distribution services and retail generation	$2,096	$2,030	$4,332	$4,154
Transmission	411	380	812	777
Other	115	112	204	300
Total revenues(1)	2,622	2,522	5,348	5,231

OPERATING EXPENSES:
Fuel	112	77	230	175
Purchased power	614	613	1,332	1,307
Other operating expenses	718	730	1,470	1,479
Provision for depreciation	323	321	646	638
Amortization of regulatory assets, net	49	13	141	65
General taxes	264	253	537	520
DPA penalty (Note 9)	230	—	230	—
Gain on sale of Yards Creek (Note 8)	—	—	(109)	—
Total operating expenses	2,310	2,007	4,477	4,184

OPERATING INCOME	312	515	871	1,047

OTHER INCOME (EXPENSE):
Miscellaneous income, net	108	103	243	203
Pension and OPEB mark-to-market adjustment (Note 5)	—	—	—	(423)
Interest expense	(287)	(263)	(572)	(526)
Capitalized financing costs	21	18	34	36
Total other expense	(158)	(142)	(295)	(710)

INCOME BEFORE INCOME TAXES	154	373	576	337

INCOME TAXES	96	66	183	6

INCOME FROM CONTINUING OPERATIONS	58	307	393	331

Discontinued operations (Note 3)(2)	—	2	—	52

NET INCOME	$58	$309	$393	$383

EARNINGS PER SHARE OF COMMON STOCK (Note 4):
Basic - Continuing Operations	$0.11	$0.57	$0.72	$0.61
Basic - Discontinued Operations	—	—	—	0.10
Basic - Net Income Attributable to Common Stockholders	$0.11	$0.57	$0.72	$0.71

Diluted - Continuing Operations	$0.11	$0.57	$0.72	$0.61
Diluted - Discontinued Operations	—	—	—	0.10
Diluted - Net Income Attributable to Common Stockholders	$0.11	$0.57	$0.72	$0.71

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	544	542	544	541
Diluted	545	543	545	543

(1) Includes excise and gross receipts tax collections of $85 million and $84 million during the three months ended June 30, 2021 and 2020, respectively, and $180 million and $176 million during the six months ended June 30, 2021 and 2020, respectively.

(2) Net of income tax expense (benefits) of $1 million and $(35) million for the three and six months ended June 30, 2020, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020

NET INCOME	$58	$309	$393	$383

OTHER COMPREHENSIVE LOSS:
Pension and OPEB prior service costs	(4)	(4)	(7)	(27)
Amortized losses on derivative hedges	1	1	1	1
Other comprehensive loss	(3)	(3)	(6)	(26)
Income tax benefits on other comprehensive loss	(1)	(1)	(2)	(6)
Other comprehensive loss, net of tax	(2)	(2)	(4)	(20)

COMPREHENSIVE INCOME	$56	$307	$389	$363

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,254	$1,734
Restricted cash	58	67
Receivables-
Customers	1,243	1,367
Less — Allowance for uncollectible customer receivables	157	164
	1,086	1,203
Other, net of allowance for uncollectible accounts of $10 in 2021 and $26 in 2020	232	236
Materials and supplies, at average cost	274	317
Prepaid taxes and other	292	157
	3,196	3,714
PROPERTY, PLANT AND EQUIPMENT:
In service	44,683	43,654
Less — Accumulated provision for depreciation	12,328	11,938
	32,355	31,716
Construction work in progress	1,662	1,578
	34,017	33,294

PROPERTY, PLANT AND EQUIPMENT, NET - HELD FOR SALE (NOTE 8)	—	45

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments (Note 7)	622	605
Regulatory assets	97	82
Other	813	1,106
	7,150	7,411
	$44,363	$44,464
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$733	$146
Short-term borrowings	500	2,200
Accounts payable	1,184	827
Accrued interest	293	282
Accrued taxes	528	640
Accrued compensation and benefits	296	349
Other	337	560
	3,871	5,004
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 544,193,637 and 543,117,533 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	54	54
Other paid-in capital	9,880	10,076
Accumulated other comprehensive loss	(9)	(5)
Accumulated deficit	(2,495)	(2,888)
Total stockholders’ equity	7,430	7,237
Long-term debt and other long-term obligations	23,025	22,131
	30,455	29,368
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	3,316	3,095
Retirement benefits	3,201	3,345
Regulatory liabilities	2,023	1,826
Other	1,497	1,826
	10,037	10,092
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 9)
	$44,363	$44,464

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2021
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount
Balance, January 1, 2021	543	$54	$10,076	$(5)	$(2,888)	$7,237
Net income					335	335
Other comprehensive loss, net of tax				(2)		(2)
Share-based benefit plans	1		2			2
Cash dividends declared on common stock ($0.39 per share in March)			(212)			(212)
Balance, March 31, 2021	544	$54	$9,866	$(7)	$(2,553)	$7,360
Net income					58	58
Other comprehensive loss, net of tax				(2)		(2)
Share-based benefit plans			14			14
Balance, June 30, 2021	544	$54	$9,880	$(9)	$(2,495)	$7,430

	Six Months Ended June 30, 2020
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount
Balance, January 1, 2020	541	$54	$10,868	$20	$(3,967)	$6,975
Net income					74	74
Other comprehensive loss, net of tax				(18)		(18)
Stock Investment Plan and share-based benefit plans	1		(6)			(6)
Cash dividends declared on common stock ($0.39 per share in March)			(211)			(211)
Balance, March 31, 2020	542	$54	$10,651	$2	$(3,893)	$6,814
Net income					309	309
Other comprehensive loss, net of tax				(2)		(2)
Stock Investment Plan and share-based benefit plans			22			22
Balance, June 30, 2020	542	$54	$10,673	$—	$(3,584)	$7,143

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$393	$383
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	831	602
Deferred income taxes and investment tax credits, net	176	3
Retirement benefits, net of payments	(209)	(144)
Pension and OPEB mark-to-market adjustment	—	423
Settlement agreement and tax sharing payments to the FES Debtors	—	(978)
Transmission revenue collections, net	81	10
Gain on sale of Yards Creek	(109)	—
Gain on disposal, net of tax (Note 3)	—	(52)
Changes in current assets and liabilities-
Receivables	121	75
Materials and supplies	43	(18)
Prepaid taxes and other current assets	(114)	(125)
Accounts payable	127	(83)
DPA penalty	230	—
Accrued taxes	(112)	83
Accrued interest	11	20
Accrued compensation and benefits	(98)	(28)
Other current liabilities	(27)	(6)
Other	3	(15)
Net cash provided from operating activities	1,347	150

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	1,500	3,175
Redemptions and repayments-
Long-term debt	(33)	(1,082)
Short-term borrowings, net	(1,700)	(885)
Common stock dividend payments	(424)	(422)
Other	(5)	(44)
Net cash provided from (used for) financing activities	(662)	742

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,226)	(1,292)
Proceeds from sale of Yards Creek	155	—
Sales of investment securities held in trusts	13	39
Purchases of investment securities held in trusts	(19)	(53)
Asset removal costs	(111)	(102)
Other	14	2
Net cash used for investing activities	(1,174)	(1,406)

Net change in cash, cash equivalents, and restricted cash	(489)	(514)
Cash, cash equivalents, and restricted cash at beginning of period	1,801	679
Cash, cash equivalents, and restricted cash at end of period	$1,312	$165

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

Capitalized Financing Costs

For each of the three months ended June 30, 2021 and 2020, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $14 million and $12 million, respectively, of allowance for equity funds used during construction and $7 million and $6 million, respectively, of capitalized interest. For each of the six months ended June 30, 2021 and 2020, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $21 million and $23 million, respectively, of allowance for equity funds used during construction and $13 million and $13 million, respectively, of capitalized interest.

COVID-19

FirstEnergy is continuously evaluating the global COVID-19 pandemic and taking steps to mitigate known risks. FirstEnergy is actively monitoring the continued impact COVID-19 is having on its customers’ receivable balances, which include increasing arrears balances since the pandemic has begun. FirstEnergy has incurred, and it is expected to incur for the foreseeable future, COVID-19 pandemic related expenses. COVID-19 related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The full impact on FirstEnergy’s business from the COVID-19 pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees, contractors and customers is its first priority. FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the continued impact the COVID-19 pandemic is having on its business; however, FirstEnergy does not currently expect disruptions in its ability to deliver service to customers or any material impact on its capital spending plan.

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

FirstEnergy reviews its allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, amount of receivable balances that are past-due, payment options and programs available to customers, and the methods that the Utilities are able to utilize to ensure payment. This analysis includes consideration of the outbreak of COVID-19 and the impact on customer receivable balances outstanding since the pandemic began.
Beginning March 13, 2020, FirstEnergy temporarily suspended customer disconnections for nonpayment and ceased collection activities as a result of the ongoing pandemic and in accordance with state regulatory requirements. The temporary suspension of disconnections for nonpayment and ceasing of collection activities extended into the fourth quarter of 2020 but resumed for most customers before the end of 2020. Customers are subject to each state's applicable regulations on winter moratoriums for residential customers, which begin as early as November 1, 2020, and were in effect until April 15, 2021. During 2021, FirstEnergy reviewed its allowance for uncollectible customer receivables based on this qualitative assessment and has experienced a reduction in customer accounts that are past due by greater than 30 days since the end of 2020. Additionally, customer accounts in arrears continue to decrease in 2021; however customer accounts being moved to the final stage of the collection process have begun to increase. Furthermore, other factors were also considered in the quarterly analysis, such as certain state funding being made available to assist with past due utility bills and vaccine distribution. As a result of this analysis, FirstEnergy did not recognize any incremental uncollectible expense in the six months ended June 30, 2021.

Receivables from customers also include PJM receivables resulting from transmission and wholesale sales. FirstEnergy’s credit risk on PJM receivables is reduced due to the nature of PJM’s settlement process whereby members of PJM legally agree to share the cost of defaults and as a result there is no allowance for doubtful accounts.

Activity in the allowance for uncollectible accounts on customer receivables for the six months ended June 30, 2021 and for the year ended December 31, 2020 are as follows:

(In millions)

Balance, January 1, 2020	$46
Charged to income (1)	174
Charged to other accounts (2)	46
Write-offs	(102)
Balance, December 31, 2020	$164
Charged to income	11
Charged to other accounts (2)	23
Write-offs	(41)
Balance, June 30, 2021	$157
(1) $103 million of which was deferred for future recovery in the twelve months ended December 31, 2020.
(2) Represents recoveries and reinstatements of accounts written off for uncollectible accounts.

Short-Term Borrowings/ Revolving Credit Facilities

FE and the Utilities and FET and certain of its subsidiaries participate in two separate five-year syndicated revolving credit facilities providing for aggregate commitments of $3.5 billion, which are available until December 6, 2022. Under the FE Revolving Facility, an aggregate amount of $2.5 billion is available to be borrowed, repaid and reborrowed, subject to separate borrowing sublimits for each borrower including FE and its regulated distribution subsidiaries. Under the FET Revolving Facility, an aggregate amount of $1.0 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sublimits for each borrower including FE's transmission subsidiaries. On July 21, 2021, FE and the Utilities and FET and certain of its subsidiaries entered into amendments to the FE Revolving Facility and the FET Revolving Facility, respectively. The amendments provide for modifications and/or waivers of (i) certain representations and warranties, (ii) certain affirmative and negative covenants, contained therein, and (iii) any resulting event of default, which, in each case, resulted either from FE entering into the DPA or as a consequence of the facts and circumstances described in the DPA, thus allowing FirstEnergy to be in compliance with the revolving credit facilities and maintain access to the liquidity provided thereunder.
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

The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2021 and 2020, by type of service from each reportable segment:

	For the Three Months Ended June 30, 2021
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$1,304	$—	$(26)	$1,278
Retail generation	831	—	(13)	818
Wholesale sales	74	—	3	77
Transmission	—	411	—	411
Other	26	—	—	26
Total revenues from contracts with customers	$2,235	$411	$(36)	$2,610
ARP	—	—	—	—
Other non-customer revenue	23	8	(19)	12
Total revenues	$2,258	$419	$(55)	$2,622
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.

	For the Three Months Ended June 30, 2020
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$1,241	$—	$(22)	$1,219
Retail generation	826	—	(15)	811
Wholesale sales	50	—	2	52
Transmission	—	380	—	380
Other	31	—	—	31
Total revenues from contracts with customers	$2,148	$380	$(35)	$2,493
ARP (2)	15	—	—	15
Other non-customer revenue	25	4	(15)	14
Total revenues	$2,188	$384	$(50)	$2,522

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) ARP revenue for the three months ended June 30, 2020, is primarily related to the reconciliation of Ohio decoupling rates that became effective on February 1, 2020. See Note 8, “Regulatory Matters,” for further discussion on Ohio decoupling rates.

Other non-customer revenue includes revenue from late payment charges of $9 million and $6 million for the three months ended June 30, 2021 and 2020, respectively. Other non-customer revenue also includes revenue from derivatives of $2 million and $6 million for the three months ended June 30, 2021 and 2020, respectively.

	For the Six Months Ended June 30, 2021
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$2,643	$—	$(52)	$2,591
Retail generation	1,766	—	(25)	1,741
Wholesale sales	143	—	7	150
Transmission	—	812	—	812
Other	59	—	—	59
Total revenues from contracts with customers	$4,611	$812	$(70)	$5,353
ARP (2)	(27)	—	—	(27)
Other non-customer revenue	44	12	(34)	22
Total revenues	$4,628	$824	$(104)	$5,348
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Reflects amount the Ohio Companies will collectively refund to customers that was previously collected under decoupling mechanisms, with interest. See Note 8, “Regulatory Matters,” for further discussion on Ohio decoupling rates.

	For the Six Months Ended June 30, 2020
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$2,497	$—	$(43)	$2,454
Retail generation	1,730	—	(30)	1,700
Wholesale sales	121	—	3	124
Transmission	—	777	—	777
Other	67	—	—	67
Total revenues from contracts with customers	$4,415	$777	$(70)	$5,122
ARP (2)	83	—	—	83
Other non-customer revenue	48	8	(30)	26
Total revenues	$4,546	$785	$(100)	$5,231
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) ARP revenue for the six months ended June 30, 2020, is primarily related to the reconciliation of Ohio decoupling rates that became effective on February 1, 2020. See Note 8, “Regulatory Matters,” for further discussion on Ohio decoupling rates.

Other non-customer revenue includes revenue from late payment charges of $18 million and $16 million for the six months ended June 30, 2021 and 2020, respectively. Other non-customer revenue also includes revenue from derivatives of $2 million and $6 million for the six months ended June 30, 2021 and 2020, respectively.

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

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the three and six months ended June 30, 2021 and 2020, by class:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues by Customer Class	2021	2020	2021	2020
	(In millions)
Residential	$1,287	$1,280	$2,744	$2,599
Commercial	562	507	1,103	1,051
Industrial	268	259	526	536
Other	18	21	36	41
Total Revenues	$2,135	$2,067	$4,409	$4,227

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

ASC 606 excludes industry-specific accounting guidance for recognizing revenue from ARPs as these programs represent contracts between the utility and its regulators, as opposed to customers. Therefore, revenues from these programs are not within the scope of ASC 606 and regulated utilities are permitted to continue to recognize such revenues in accordance with existing practice but are presented separately from revenue arising from contracts with customers. FirstEnergy had ARPs in Ohio primarily for decoupling revenue in 2020, and has reflected refunds of decoupling revenue owed to customers as reductions to ARPs in 2021. Please see Note 8, “Regulatory Matters,” for further discussion on decoupling revenues in Ohio.

Regulated Transmission

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates at the Transmission Companies and JCP&L, as well as stated transmission rates at, MP, PE and WP. MP, PE and WP filed with FERC on October 29, 2020, to convert their existing stated transmission rates to forward-looking formula rates. These transmission rate filings were accepted by FERC on December 31, 2020, effective January 1, 2021, subject to refund, pending further hearing and settlement procedures, and were consolidated with a related formula rate filing submitted by KATCo into a single proceeding. See Note 8, “Regulatory Matters,” for additional information.

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

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the three and six months ended June 30, 2021 and 2020, by transmission owner:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Transmission Owner	2021	2020	2021	2020
	(In millions)
ATSI	$193	$192	$398	$394
TrAIL	57	57	117	121
MAIT	80	58	147	117
JCP&L	46	39	85	77
MP, PE and WP	35	34	65	68
Total Revenues	$411	$380	$812	$777
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

Summarized Results of Discontinued Operations

Summarized results of discontinued operations for the three and six months ended June 30, 2021 and 2020, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020

Revenues	$—	$—	$—	$7
Fuel	—	—	—	(6)
Other operating expenses	—	—	—	(6)
Other income	—	—	—	5
Income from discontinued operations, before tax	—	—	—	—
Income tax expense	—	—	—	—
Income from discontinued operations, net of tax	—	—	—	—

Settlement consideration	—	3	—	(1)
Accelerated net pension and OPEB prior service credits	—	—	—	18
Gain on disposal of FES and FENOC, before tax	—	3	—	17
Income taxes (benefits), including worthless stock deduction	—	1		(35)
Gain on disposal of FES and FENOC, net of tax	—	2	—	52

Income from discontinued operations	$—	$2	$—	$52

FirstEnergy’s Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. For the six months ended June 30, 2020, cash flows from operating activities includes income from discontinued operations of $52 million.

Income Taxes

For U.S. federal income taxes, the FES Debtors were included in FirstEnergy’s consolidated tax return until emergence from bankruptcy on February 27, 2020. As a result of the FES Debtors’ deconsolidation, FirstEnergy recognized a worthless stock deduction for the remaining tax basis in the FES Debtors of approximately $4.9 billion, net of unrecognized tax benefits of

$316 million. Tax-effected, the worthless stock deduction is approximately $1.1 billion, net of valuation allowances recorded against the state tax benefit ($19 million) and the aforementioned unrecognized tax benefits ($68 million).

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

The following table reconciles basic and diluted EPS of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of Basic and Diluted EPS of Common Stock	2021	2020	2021	2020

(In millions, except per share amounts)
EPS of Common Stock
Income from continuing operations	$58	$307	$393	$331
Discontinued operations, net of tax	—	2	—	52
Income available to common stockholders	$58	$309	$393	$383

Share count information:
Weighted average number of basic shares outstanding	544	542	544	541
Assumed exercise of dilutive stock options and awards	1	1	1	2
Weighted average number of diluted shares outstanding	545	543	545	543

Income available to common stockholders, per common share:
Income from continuing operations, basic	$0.11	$0.57	$0.72	$0.61
Discontinued operations, basic	—	—	—	0.10
Income available to common stockholders, basic	$0.11	$0.57	$0.72	$0.71

Income from continuing operations, diluted	$0.11	$0.57	$0.72	$0.61
Discontinued operations, diluted	—	—	—	0.10
Income available to common stockholders, diluted	$0.11	$0.57	$0.72	$0.71

For the three and six months ended June 30, 2021 and June 30, 2020, no shares from stock options and awards were excluded from the calculation of diluted shares outstanding.

5. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The components of the consolidated net periodic costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended June 30,	2021	2020	2021	2020
	(In millions)
Service costs	$48	$48	$1	$1
Interest costs	57	70	2	4
Expected return on plan assets	(163)	(155)	(7)	(8)
Amortization of prior service costs (credits)(1)	1	1	(5)	(5)
Net periodic credits, including amounts capitalized	$(57)	$(36)	$(9)	$(8)
Net periodic credits, recognized in earnings	$(85)	$(62)	$(10)	$(8)

(1) The income tax benefits associated with pension and OPEB prior service costs amortized out of AOCI were $1 million both for the three months ended June 30, 2021 and 2020, respectively.

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Six Months Ended June 30,	2021	2020	2021	2020
	(In millions)
Service costs	$97	$100	$2	$2
Interest costs	113	145	5	8
Expected return on plan assets	(326)	(308)	(17)	(16)
Amortization of prior service costs (credits)(1) (2)	2	11	(9)	(38)
One-time termination benefit (3)	—	8	—	—
Pension and OPEB mark-to-market adjustment	—	386	—	37
Net periodic costs (credits), including amounts capitalized	$(114)	$342	$(19)	$(7)
Net periodic costs (credits), recognized in earnings	$(163)	$296	$(20)	$(7)
(1) 2020 includes the acceleration of $18 million in net credits as a result of the FES Debtors’ emergence during the first quarter of 2020 and is a component of discontinued operations in FirstEnergy’s Consolidated Statements of Income.
(2) The income tax benefits associated with pension and OPEB prior service costs amortized out of AOCI were $2 million and $6 million for the six months ended June 30, 2021 and 2020, respectively.
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
On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which among other things, extended shortfall amortization periods and modification of the interest rate stabilization rules for single-employer plans thereby impacting funding requirements. As a result, under current assumptions, including an expected annual return on assets of 7.50%, FirstEnergy does not currently expect to have a required contribution to the pension plan. However, FirstEnergy may elect to contribute to the pension plan voluntarily.
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

FirstEnergy’s effective tax rate on continuing operations for the three months ended June 30, 2021 and 2020, was 62.3% and 17.7%, respectively. The change in effective tax rate was primarily due to the non-deductibility of the DPA monetary penalty and tax expense of $9 million recorded in the second quarter of 2021 related to the remeasurement of West Virginia deferred income taxes resulting from a state tax law change (as discussed further below), as well as the absence of a $10 million benefit from accelerated amortization of certain investment tax credits recorded in the second quarter of 2020.

FirstEnergy’s effective tax rate on continuing operations for the six months ended June 30, 2021 and 2020, was 31.8% and 1.8%, respectively. The change in the effective tax rate was primarily due to the items in the second quarter discussed above, as well as the absence of a $52 million reduction in valuation allowances in the first quarter of 2020 from the recognition of deferred gains on prior intercompany generation asset transfers triggered by the FES Debtors’ emergence from bankruptcy and deconsolidation from FirstEnergy’s consolidated federal income tax group. See Note 3, “Discontinued Operations,” for other tax matters relating to the FES Bankruptcy that were recognized in discontinued operations in 2020.

On April 9, 2021, West Virginia enacted legislation changing the state’s corporate income tax apportionment rules, including adopting a single sales factor formula and market-based sourcing for sales of services and intangibles, effective for taxable years beginning on or after January 1, 2022. Enactment of this law triggered a remeasurement of state deferred income taxes for entities included in FirstEnergy’s West Virginia combined unitary return, resulting in a net impact of approximately $9 million in additional tax expense in the second quarter of 2021.

During the three months ended June 30, 2021, FirstEnergy recorded a $7 million decrease to the reserve for uncertain tax positions due to the remeasurement of certain positions for the change in West Virginia deferred taxes, which had no impact on earnings because the positions are recorded against state net operating losses with full valuation allowances. During the six months ended June 30, 2021, FirstEnergy recorded a net $4 million increase in its reserve for uncertain tax positions for benefits related to certain federal tax credits, which were partially offset by the remeasurement for West Virginia deferred taxes discussed further above. As of June 30, 2021, it is reasonably possible that within the next twelve months FirstEnergy could record a net decrease of approximately $55 million to its reserve for uncertain tax positions due to the expiration of the statute of limitations or resolution with taxing authorities, of which approximately $53 million would impact FirstEnergy’s effective tax rate.

During January 2021, the IRS issued additional regulations on interest expense deductibility under Section 163(j) of the Internal Revenue Code. However, they are not expected to have a significant tax impact to FirstEnergy.

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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of June 30, 2021, from those used as of December 31, 2020. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$5	$5	$—	$—	$3	$3
Equity securities	2	—	—	2	2	—	—	2
U.S. state debt securities	—	269	—	269	—	276	—	276
Cash, cash equivalents and restricted cash(2)	1,312	—	—	1,312	1,801	—	—	1,801
Other(3)	—	45	—	45	—	41	—	41
Total assets	$1,314	$314	$5	$1,633	$1,803	$317	$3	$2,123

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(2)	$(2)	$—	$—	$—	$—
Total liabilities	$—	$—	$(2)	$(2)	$—	$—	$—	$—

Net assets (liabilities)(4)	$1,314	$314	$3	$1,631	$1,803	$317	$3	$2,123
(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2)Restricted cash primarily relates to cash collected from JCP&L, MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective funding companies.
(3)Primarily consists of short-term investments.
(4)Excludes $1 million as of December 31, 2020, of net receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs contracts that are classified as Level 3 in the fair value hierarchy for the period ended June 30, 2021:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range			Weighted Average	Units
FTRs	$3	Model	RTO auction clearing prices	$(0.10)	to	$1.90	$0.90	Dollars/MWH

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

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of June 30, 2021, and December 31, 2020:

	June 30, 2021(1)				December 31, 2020(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$272	$4	$(7)	$269	$275	$7	$(6)	$276
(1) Excludes short-term cash investments of $15 million.
    (2) Excludes short-term cash investments of $9 million.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and six months ended June 30, 2021 and 2020, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)
	(In millions)
Sale proceeds	$8	$26	$13	$39
Realized gains	—	—	—	4
Realized losses	(1)	(2)	(1)	(7)
Interest and dividend income	2	9	5	14
(1) Includes amounts associated with NDTs that were previously held by JCP&L, ME, and PN. See above for additional information.

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies and equity method investments. Other investments were $338 million and $322 million as of June 30, 2021, and December 31, 2020, respectively, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In millions)
Carrying value (1)	$23,844	$22,377
Fair value	$26,802	$25,465

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of June 30, 2021, and December 31, 2020.

During the six months ended June 30, 2021, the following long-term debt was issued:

Company	Interest Rate	Maturity	Amount	Use of proceeds

FET	2.866%	2028	$500 million	Repay short-term borrowings under the FET Revolving Facility.
MP	3.55%	2027	$200 million	Fund MP’s ongoing capital expenditures, for working capital needs and for other general corporate purposes.
TE	2.65%	2028	$150 million	Repay short-term borrowings, fund TE’s ongoing capital expenditures and for other general corporate purposes.
MAIT	4.10%	2028	$150 million	Repay borrowings outstanding under FirstEnergy’s regulated company money pool, fund MAIT’s ongoing capital expenditures, to fund working capital and for other general corporate purposes.
JCP&L	2.75%	2032	$500 million
Repay $450 million of short-term debt under the FE Revolving Facility, storm recovery and restoration costs and expenses, to fund JCP&L’s ongoing capital expenditures, working capital requirements and for other general corporate purposes.

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

On March 22, 2019, MDPSC issued an order approving PE’s 2018 base rate case filing, which among other things, approved an annual rate increase of $6.2 million, approved three of the four EDIS programs for four years to fund enhanced service reliability programs, directed PE to file a new depreciation study within 18 months, and ordered the filing of a new base rate case in four years to correspond to the ending of the approved EDIS programs. On September 22, 2020, PE filed its depreciation study reflecting a slight increase in expense and is seeking the difference to be deferred for future recovery in PE’s next base rate case. On January 29, 2021, the Maryland Office of People's Counsel filed testimony recommending an annual reduction in depreciation expense of $10.8 million, and the staff of the MDPSC filed testimony recommending an annual reduction of $9.6 million. On May 26, 2021, the judge issued a Proposed Order which would reduce PE’s base rates by $2.1 million. PE filed an appeal of the Proposed Order to the MDPSC on June 25, 2021. On July 15, 2021, the Maryland Office of People’s Counsel and staff submitted reply memoranda arguing that the PE appeal be denied and the Proposed Order be affirmed.

Maryland’s Governor issued an order on March 16, 2020, forbidding utilities from terminating residential service or charging late fees for non-payment for the duration of the COVID-19 pandemic. On April 9, 2020, the MDPSC issued an order allowing utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic, including incremental uncollectible expense, incurred from the date of the Governor’s order (or earlier if the utility could show that the expenses related to suspension of service terminations). In July 2020, the MDPSC subsequently issued orders allowing Maryland electric and gas utilities to resume residential service terminations for non-payment on November 15, 2020, subject to various restrictions, and clarifying that utilities could resume charging late fees on October 1, 2020. On June 16, 2021, the MDPSC assigned $4 million to PE of COVID-19 relief that was allocated by the Maryland General Assembly to retire residential customer utility arrearages.

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

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to ratepayers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation, which were published in the NJ Register in the first quarter of 2018. JCP&L filed comments supporting the proposed rulemaking. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the NJ Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey and on June 7, 2021, the court issued an Order reversing the NJBPU’s CTA rules and remanded the case back to the NJBPU. Specifically, the court’s ruling requires 100% of the CTA savings to be credited to customers in lieu of the NJBPU’s current policy requiring 25%. The court’s ruling will be applied on a prospective basis.

On February 18, 2020, JCP&L submitted a filing with the NJBPU requesting a distribution base rate increase. On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, providing for, among other things, a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which will become effective for customers on November 1, 2021. Until the rates become effective, and starting on January 1, 2021, JCP&L began to amortize an existing regulatory liability totaling approximately $86 million to offset the base rate increase that otherwise would have occurred in this period. The parties also agreed that the actual net gain from the sale of JCP&L’s interest in the Yards Creek pumped-storage hydro generation facility in New Jersey (210 MWs), as further discussed below, be applied to reduce JCP&L’s existing regulatory asset for previously deferred storm costs. Lastly, the parties agreed that approximately $95 million of Reliability Plus capital investment for projects through December 31, 2020, is included in rate base effective December 31, 2020, with a final prudence review of only those capital investment projects from July 1, 2020, through December 31, 2020, to occur in January 2021. During the first quarter of 2021, JCP&L submitted its review of storm costs, filed a written report for its Reliability Plus projects placed in service from July 1, 2020 through December 31, 2020, and submitted the vegetation management report, all required under the stipulation of settlement. On March 24, 2021, JCP&L, NJ Rate Counsel and the NJBPU Staff submitted a stipulation of settlement to the NJBPU, which was approved on April 7, 2021, providing that the Reliability Plus projects placed into service from July 1, 2020 through December 31, 2020 were reasonable and prudent.
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

On June 10, 2020, the NJBPU issued an order establishing a framework for the filing of utility-run energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act. Under the established framework, JCP&L will recover its program investments over a ten-year amortization period and its operations and maintenance expenses on an annual basis, be eligible to receive lost revenues on energy savings that resulted from its programs and be eligible for incentives or subject to penalties based on its annual program performance, beginning in the fifth year of its program offerings. On September 25, 2020, JCP&L filed its energy efficiency and peak demand reduction program. JCP&L’s program consists of 11 energy efficiency and peak demand reduction programs and subprograms to be run from July 1, 2021 through June 30, 2024. The program also seeks approval of cost recovery totaling approximately $230 million as well as lost revenues associated with the energy savings resulting from the programs. On April 23, 2021, JCP&L filed a Stipulation of Settlement with the NJBPU for approval of a three-year plan including $203 million in total cost, as well as recovery of lost revenues resulting from the programs. On April 27, 2021, the NJBPU issued an Order approving the Stipulation of Settlement.
On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 through September 30, 2021, or until the Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. Through various Executive Orders issued by Governor Murphy, the moratorium period is extended to December 31, 2021.

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

On September 23, 2020, the NJBPU issued an Order requiring all New Jersey electric distribution companies to file electric vehicle programs. JCP&L filed its electric vehicle program on March 1, 2021, which consists of six sub-programs, including a consumer education and outreach initiative that would begin on January 1, 2022, and continue over a four-year period. The total proposed budget for the electric vehicle program is approximately $50 million, of which $16 million is capital expenditures and $34 million is for operations and maintenance expenses. JCP&L is proposing to recover the electric vehicle program costs via a non-bypassable rate clause applicable to all distribution customer rate classes, which would become effective on January 1, 2022. On May 26, 2021, a procedural schedule was set to include evidentiary hearings the week of October 18, 2021. On July 16, 2021, the procedural schedule was extended by thirty days as requested by JCP&L to continue settlement discussions.

On October 28, 2020, the NJBPU approved a settlement in JCP&L’s distribution rate, and voted that JCP&L will be subject to an upcoming management audit. The management audit began at the end of May 2021 and is currently ongoing.

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

ESP IV further provided for the Ohio Companies to collect DMR revenues, but the SCOH reversed the PUCO’s decision to include DMR in ESP IV and subsequently the PUCO entered an order directing the Ohio Companies to cease further collection through the DMR and credit back to customers a refund of the DMR funds collected since July 2, 2019. On July 15, 2019, the OCC filed an appeal with the SCOH, challenging the PUCO’s exclusion of DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for OE for calendar year 2017, and claiming a $42 million refund is due to OE customers. On December 1, 2020, the SCOH reversed the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for OE for calendar year 2017, and remanded the case to the PUCO with instructions to conduct new proceedings which include the DMR revenues in the analysis, determine the threshold against which the earned return is measured, and make other necessary determinations. FirstEnergy is unable to predict the outcome of these proceedings but has not deemed a liability probable as of June 30, 2021.

On July 23, 2019, Ohio enacted HB 6, which included provisions supporting nuclear energy, as well as a decoupling mechanism for Ohio electric utilities and ending current energy efficiency program mandates. Under HB 6 the energy efficiency program mandates would end on December 31, 2020, provided that statewide energy efficiency mandates are achieved as determined by the PUCO. On February 24, 2021, the PUCO found that statewide energy efficiency mandates had been achieved, and ordered that Ohio electric utilities’ energy efficiency and peak demand reduction cost recovery riders terminate.

On March 31, 2021, Governor DeWine signed HB 128, which, among other things, repealed parts of HB 6, the legislation that established support for nuclear energy supply in Ohio, provided for a decoupling mechanism for Ohio electric utilities, and provided for the ending of current energy efficiency program mandates. HB 128 was effective June 30, 2021. As FirstEnergy would not have financially benefited from the mechanism to provide support to nuclear energy in Ohio, there is no expected additional impact to FirstEnergy due to the repeal of that provision in HB 128.

As further discussed below, in connection with a partial settlement with the OAG and other parties, the Ohio Companies filed an application with the PUCO on February 1, 2021, to set the respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies will of their own accord not seek to recover lost distribution revenue. FirstEnergy is committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings currently underway as further discussed herein. As a result of the partial settlement, and the decision to not seek lost distribution revenue, FirstEnergy recognized a $108 million pre-tax charge ($84 million after-tax) in the fourth quarter of 2020, and $77 million (pre-tax) of which is associated with forgoing collection of lost distribution revenue. On March 31, 2021, FirstEnergy announced that the Ohio Companies will proactively refund to customers amounts previously collected under decoupling, with interest, which total approximately $27 million. On April 22, 2021, in anticipation of the effective date of HB 128 and in accordance with HB 128’s provisions regarding the prompt refund of decoupling funds, the Ohio Companies filed an application with the PUCO to modify CSR to return such amount over twelve months commencing June 1, 2021. On June 17, 2021, the Ohio Companies agreed to modify their proposal to return such amount in a single lump sum to customers, beginning on July 1, 2021, or promptly upon obtaining PUCO approval. On July 7, 2021, the PUCO issued an order approving the Ohio Companies’ modified application and directed that all funds collected through CSR be refunded to customers over a single billing cycle beginning August 1, 2021.

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

On July 29, 2020, the PUCO consolidated the Ohio Companies’ applications for determination of the existence of significantly excessive earnings, or SEET, under ESP IV for calendar years 2018 and 2019, which had been previously filed on July 15, 2019, and May 15, 2020, respectively, and set a procedural schedule with evidentiary hearings. On September 4, 2020, the PUCO opened its quadrennial review of ESP IV, consolidated it with the Ohio Companies’ 2018 and 2019 SEET Applications, and set a procedural schedule for the consolidated matters. On October 29, 2020, the PUCO issued an entry extending the deadline for the Ohio Companies to file quadrennial review of ESP IV testimony and supplemental SEET testimony to March 1, 2021, with the evidentiary hearings to commence no sooner than May 3, 2021. On January 12, 2021, the PUCO consolidated these matters with the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017, which the SCOH had remanded to the PUCO. On March 1, 2021, the Ohio Companies filed testimony in the quadrennial review and supplemental testimony in the SEET cases for calendar years 2017 through 2019. The calculations included in the quadrennial review for 2020 through 2024 demonstrate that the prospective effect of ESP IV is not substantially likely to provide the Ohio Companies with significantly excessive earnings during the balance of ESP IV. In addition, the Ohio Companies’ quadrennial review testimony demonstrated that ESP IV continues to be more favorable in the aggregate and during the remaining term of ESP IV as compared to the expected results of a market rate offer. Further, the revised calculations included in the Ohio Companies’ supplemental SEET testimony for calendar years 2017 through 2019 demonstrated that the Ohio Companies did not have significantly excessive earnings, on an individual company basis or on a consolidated basis. On March 31, 2021, Governor DeWine signed House Bill 128, which repeals legislation passed in 2019 that permitted the Ohio Companies to file their SEET results on a consolidated basis instead of on an individual company basis. HB 128 was effective June 30, 2021. Further, the

OCC and another party filed testimony on April 5, 2021, recommending refunds for one or more of the Ohio Companies for calendar years 2017 through 2019. On April 20, 2021, the Ohio Companies filed supplemental testimony in the quadrennial review providing prospective SEET values on an individual company basis, which demonstrate that the Ohio Companies are not projected to have significantly excessive earnings, on an individual company basis, during the balance of ESP IV. On May 28, 2021, the attorney examiner issued a procedural schedule setting hearings for August 30, 2021. No contingency has been reflected in FirstEnergy’s consolidated financial statements with respect to these matters as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

On May 17, 2021, the Ohio Companies filed their application for the determination of significantly excessive earnings for calendar year 2020. The calculations included in the application demonstrated that the Ohio Companies, on an individual company basis, did not have significantly excessive earnings.

In connection with the audit of the Ohio Companies’ Rider DCR for 2017, the PUCO issued an order on June 16, 2021, directing the Ohio Companies to prospectively discontinue capitalizing certain vegetation management costs and reduce the 2017 Rider DCR revenue requirement by $3.7 million associated with these costs.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from ratepayers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor, and a final audit report is to be filed by October 29, 2021.

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

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020, with a final audit report to be filed by August 6, 2021. On January 27, 2021, the PUCO selected an auditor, and the auditor’s investigation is ongoing.

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

In the fourth quarter of 2020, motions were filed with the PUCO requesting that the PUCO amend the Ohio Companies’ riders for collecting charges required by HB 6, which the Ohio Companies are further required to remit to other Ohio electric distribution utilities or to the State Treasurer, to provide for refunds in the event such provisions of HB 6 are repealed. The Ohio Companies contested the motions, which are pending before the PUCO.

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

In connection with an ongoing annual audit of the Ohio Companies’ Rider DCR for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from ratepayers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to ratepayers through Rider DCR or through an alternative proceeding. A final audit report is to be filed by August 3, 2021.

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

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On June 25, 2021, the Pennsylvania OCA filed a complaint against Penn’s quarterly DSIC rate, disputing the recoverability of the Companies’ automated distribution management system investment under the DSIC mechanism. Penn responded on July 19, 2021.

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

On December 30, 2020, MP and PE filed an integrated resource plan with the WVPSC. The plan projects a small capacity deficit but an energy surplus in MP’s and PE’s supply resources when compared with current WV load demand and projects the capacity deficit growing over the next 15 years. The plan does not recommend additional supply-side resources with a possible exception for small utility-scale solar resources and recommends that the capacity deficit be met through the PJM capacity market. MP currently expects to seek approval in 2021 to construct solar generation sources of up to 50 MWs. On July 13, 2021, the WVPSC accepted MP’s and PE’s integrated resource plan and closed the case.

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

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, and certain costs for transmission-related vegetation management programs. Additionally, ATSI proposed certain income tax-related adjustments and certain tariff changes addressing the revenue credit components of the formula rate template. In its filing, ATSI requested recovery of approximately $85 million related to ATSI’s costs to move to PJM, and the MISO transmission project costs that are allocated to ATSI through December 31, 2020; and recovery of future costs associated with the MISO transmission projects. Per prior FERC orders, ATSI included a “cost-benefit study” to support recovery of ATSI’s costs to move to PJM, and the MISO transmission project costs that are allocated to ATSI. Certain intervenors filed protests of the formula rate amendments on May 29, 2020, ATSI filed a reply on June 15, 2020, and certain intervenors filed responses to ATSI’s reply on June 25, and 29, 2020. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund, suspending the effective date for five months to be effective December 1, 2020, and setting the matter for hearing and settlement proceedings. ATSI is engaged in settlement negotiations with the other parties to this proceeding.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. Certain intervenors filed protests of the compliance filings, to which ATSI and MAIT responded. On October 28, 2020, FERC staff requested additional information about ATSI’s proposed rate base adjustment mechanism, and ATSI submitted the requested information on November 25, 2020. On May 4, 2021, FERC staff requested additional information about MAIT’s proposed rate base adjustment mechanism, and MAIT submitted the requested information on June 3, 2021. On June 24, 2021, an intervenor protested the supplemental information that MAIT submitted, to which MAIT responded. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. On May 4, 2021, FERC staff requested additional information about PATH’s proposed rate base adjustment mechanism, and PATH submitted the requested information on June 3, 2021. On July 12, 2021, FERC staff requested additional information about TrAIL’s proposed rate base adjustment mechanism; the due date for TrAIL’s response is August 11, 2021. These compliance filings each remain pending before FERC. MP, WP and PE (as holders of a “stated” transmission rate) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020, and which have been accepted by FERC effective January 1, 2021, subject to refund, pending further hearing and settlement procedures. JCP&L addressed these requirements as part of its transmission formula rate case, which was resolved by a settlement approved by FERC on April 15, 2021, addressed further below.

Transmission ROE Methodology

On May 20, 2021, in a case not involving FirstEnergy, FERC issued Opinion No. 575 in which it reiterated the nationwide ROE methodology set forth in 2020 in Opinion No. 569-A. Under this methodology, FERC employs three financial models – discounted cash flow, capital-asset pricing, and risk premium – to calculate a composite zone of reasonableness. As it has done in other recent ROE cases, FERC rejected the use of the expected earnings methodology in calculating the authorized ROE. A request for clarification or, alternatively, rehearing of Opinion No. 575 was filed on June 21, 2021, and remains pending before FERC. FERC’s Opinion Nos. 569-A and 569-B, upon which Opinion No. 575 is based, have been appealed to the D.C. Circuit. FirstEnergy is not participating in the appeal. Any changes to FERC’s transmission rate ROE and incentive policies for the Utilities would be applied on a prospective basis.

In March 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. FirstEnergy submitted comments through EEI and as part of a consortium of PJM Transmission Owners. In a supplemental rulemaking proceeding that was initiated on April 15, 2021, FERC requested comments on, among other things, whether to require utilities that have been members of an RTO for three years or more and that have been collecting an “RTO membership” ROE incentive adder to file tariff updates that would terminate collection of the incentive adder. Initial comments on the proposed rule were filed on June 25, 2021, and reply comments are due on July 26, 2021. FirstEnergy is a member of PJM and its transmission subsidiaries could be affected by the supplemental proposed rule. FirstEnergy is participating in comments that are to be submitted by various industry trade groups. If there were to be any changes to FirstEnergy transmission incentive ROE, such changes will be applied on a prospective basis.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to convert JCP&L’s existing stated transmission rate to a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020. On December 19, 2019, FERC issued its initial order in the case, allowing JCP&L to transition to a forward-looking formula rate as of January 1, 2020 as requested, subject to refund, pending further hearing and settlement proceedings. JCP&L and the parties to the FERC proceeding subsequently were able to reach settlement, and on February 2, 2021, JCP&L filed an offer of settlement with FERC. On April 15, 2021, FERC approved the settlement agreement as filed, with no changes, effective January 1, 2021. JCP&L submitted a compliance filing on May 14, 2021 to implement aspects of the settlement, which is pending before FERC.

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to convert their existing stated transmission rate to a forward-looking formula transmission rate, effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were accepted for filing by FERC on December 31, 2020, subject to refund, pending further hearing and settlement procedures and were consolidated into a single proceeding. MP, PE and WP, and KATCo are engaged in settlement negotiations with the other parties to the formula rate proceedings. KATCo will be included in the Regulated Transmission reportable segment.
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

As of June 30, 2021, outstanding guarantees and other assurances aggregated approximately $1.2 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($0.6 billion), other guarantees ($0.1 billion) and other assurances ($0.5 billion).

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

As of June 30, 2021, $33 million of collateral has been posted by FE or its subsidiaries, of which, $32 million was posted as a result of the credit rating downgrades in the fourth quarter of 2020.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2021:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$37	$—	$37
Surety Bonds (Collateralized Amount) (1)	56	258	314
Total Exposure from Contractual Obligations	$93	$258	$351
(1)Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with the respect to $39 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

OTHER COMMITMENTS AND CONTINGENCIES

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding’s outstanding principal balance was $108 million as of June 30, 2021. Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, and FE continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. On July 28, 2015, the D.C. Circuit ordered the EPA to reconsider the CSAPR caps on NOx and SO2 emissions from power plants in 13 states, including West Virginia. This followed the 2014 U.S. Supreme Court ruling generally upholding the EPA’s regulatory approach under CSAPR but questioning whether the EPA required upwind states to reduce emissions by more than their contribution to air pollution in downwind states. The EPA issued a CSAPR Update on September 7, 2016, reducing summertime NOx emissions from power plants in 22 states in the eastern U.S., including West Virginia, beginning in 2017. Various states and other stakeholders appealed the CSAPR Update to the D.C. Circuit in November and December 2016. On September 13, 2019, the D.C. Circuit remanded the CSAPR Update to the EPA citing that the rule did not eliminate upwind states’ significant contributions to downwind states’ air quality attainment requirements within applicable attainment deadlines.

Also, during this time, in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, EPA issued a revised CSAPR Update that addresses, among other things, the remands of the CSAPR Update and the New York Section 126 Petition. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the revised CSAPR Update, the future cost of compliance may materially impact FirstEnergy's operations, cash flows and financial condition.

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

In September 2016, the U.S. joined in adopting the agreement reached on December 12, 2015, at the United Nations Framework Convention on Climate Change meetings in Paris to reduce GHG. The Paris Agreement’s non-binding obligations to limit global warming to below two degrees Celsius became effective on November 4, 2016. On June 1, 2017, the Trump Administration announced that the U.S. would cease all participation in the Paris Agreement. On January 20, 2021, President Biden signed an executive order re-adopting the agreement on behalf of the U.S. In November 2020, FirstEnergy published its Climate Story which includes its climate position and strategy, as well as a new comprehensive and ambitious GHG emission goal. FirstEnergy pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in GHG within FirstEnergy’s direct operational control by 2030, based on 2019 levels. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHG under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired power plants. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. The D.C. Circuit decision is subject to legal challenge. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

On September 29, 2016, FirstEnergy received a request from the EPA for information pursuant to CWA Section 308(a) for information concerning boron exceedances of effluent limitations established in the NPDES Permit for the former Mitchell Power Station’s Mingo landfill, owned by WP. On November 1, 2016, WP provided an initial response that contained information related to a similar boron issue at the former Springdale Power Station’s landfill, also owned by WP. The EPA requested additional information regarding the Springdale landfill and on November 15, 2016, WP provided a comprehensive response for both facilities and has fully complied with the Section 308(a) information request. On March 3, 2017, WP proposed to the PA DEP a re-route of its wastewater discharge to eliminate potential boron exceedances at the Springdale landfill and on January 29, 2018, WP submitted an NPDES permit renewal application to PA DEP proposing to re-route its wastewater discharge to eliminate potential boron exceedances at the Mingo landfill. On February 20, 2018, the Department of Justice issued a letter and tolling agreement to WP on behalf of the EPA alleging violations of the CWA at the Springdale and Mingo landfills and seeking to enter settlement negotiations in lieu of filing a complaint. To settle alleged past boron exceedances at both facilities, WP has agreed to a penalty amount of $610,000 to be paid over two years. It is expected that the parties will sign a Consent Decree memorializing the pipeline construction milestones and the civil penalty payments in the third quarter of 2021.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide for additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. On December 2, 2019, the EPA published a proposed rule accelerating the date that certain CCR impoundments must cease accepting waste and initiate closure to August 31, 2020. The proposed rule allowed for an extension of the closure deadline based on meeting proscribed site-specific criteria. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule also allows for an extension of the closure deadline based on meeting proscribed site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the closure date of McElroy's Run CCR impoundment facility until 2024. AE Supply continues to operate McElroy’s Run as a disposal facility for EH’s Pleasants Power Station.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of June 30, 2021, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $101 million have been accrued through June 30, 2021, of which, approximately $67 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter. Under the DPA, FE has agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA requires that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, which shall consist of (x) $115 million paid by FE to the United States Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of the U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as expense in the second quarter of 2021. Under the terms of the DPA, the criminal information will be dismissed after FirstEnergy fully complies with its obligations under the DPA.

Legal Proceedings Relating to United States v. Larry Householder, et al.

On August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. On April 28, 2021, the SEC issued an additional subpoena to FE. While no contingency has been reflected in its consolidated financial statements, FE believes that it is probable that it will incur a loss in connection with the resolution of the SEC investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, FE cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the SEC investigation.

In addition to the subpoenas referenced above under “—United States v. Larry Householder, et. al.” and the SEC investigation, certain FE stockholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, and the complaints in each of these suits is related to allegations in the complaint and supporting affidavit relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. The plaintiffs in each of the below cases seek, among other things, to recover an unspecified amount of damages (unless otherwise noted). No contingency has been reflected in FirstEnergy’s consolidated financial statements with respect to these lawsuits as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

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
•Miller v. Anderson, et al. (Federal District Court, N.D. Ohio); Bloom, et al. v. Anderson, et al.; Employees Retirement System of the City of St. Louis v. Jones, et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Anderson et al.; Massachusetts Laborers Pension Fund v. Anderson et al.; The City of Philadelphia Board of Pensions and Retirement v. Anderson et al.; Atherton v. Dowling et al; Behar v. Anderson, et al. (U.S. District Court, S.D. Ohio, all actions have been consolidated); beginning on August 7, 2020, purported stockholders of FE filed shareholder derivative actions alleging the board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Securities Exchange Act of 1934. The cases in the S.D. Ohio have been consolidated and co-lead plaintiffs have been appointed by the court. On May 11, 2021, the court denied the defendants’ motion to dismiss in the consolidated derivative proceedings in the S.D. Ohio. As previously disclosed, on June 29, 2021, the Board established a Special Litigation Committee, effective July 1, 2021. The Special Litigation Committee has been delegated full authority by the Board to take all actions as the Special Litigation Committee deems advisable, appropriate, and in the best interests of FirstEnergy and its shareholders with respect to pending shareholder derivative litigation and demands. On July 20, 2021, the Special Litigation Committee filed motions to stay proceedings in each of the shareholder derivative actions pending in the Northern and Southern Districts of Ohio and in Summit County, Ohio, while the Special Litigation Committee investigates the matters asserted in the lawsuits.
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FirstEnergy filed putative class action lawsuits against FE and FESC, as well as certain current and former FirstEnergy officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. These actions have been consolidated, and the court denied FirstEnergy’s motions to dismiss and stay discovery on February 10 and 11, 2021, respectively. The defendants submitted answers to the complaint on March 10, 2021. Discovery is proceeding.
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
•Emmons v. FirstEnergy Corp. et al. (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, OE, TE and CEI, along with FES, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices. On October 1, 2020, plaintiffs filed a First Amended Complaint, adding as a plaintiff a purported customer of FirstEnergy and alleging a civil violation of the Ohio Corrupt Activity Act and civil conspiracy against FE, FESC and FES. On May 4, 2021, the court granted the defendants’ motion to dismiss plaintiffs’ breach of contract claims and denied the remainder of the motions to dismiss. The defendants submitted answers to the complaint on June 1, 2021. Discovery is proceeding.

In letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing non-public audit being conducted by FERC's Division of Audits and Accounting. While no contingency has been reflected in its consolidated financial statements, FirstEnergy believes that it is probable that it will incur a loss in connection with the resolution of the FERC investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, FirstEnergy cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the FERC investigation.

The outcome of any of these lawsuits, governmental investigations and audit are uncertain and could have a material adverse effect on FE’s or its subsidiaries’ reputation, business, financial condition, results of operations, liquidity, and cash flows.

Internal Investigation Relating to United States v. Larry Householder, et al.

As previously disclosed, a committee of independent members of the Board of Directors has been directing an internal investigation related to ongoing government investigations. In connection with FirstEnergy’s internal investigation, such committee determined on October 29, 2020, to terminate FirstEnergy’s Chief Executive Officer, Charles E. Jones, together with two other executives: Dennis M. Chack, Senior Vice President of Product Development, Marketing, and Branding; and Michael J. Dowling, Senior Vice President of External Affairs. Each of these terminated executives violated certain FirstEnergy policies and its code of conduct. These executives were terminated as of October 29, 2020. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the Board of Directors that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. Additionally, on November 8, 2020, the Senior Vice President and Chief Legal Officer, and the Vice President, General Counsel, and Chief Ethics Officer, were separated from FirstEnergy due to inaction and conduct that the Board determined was influenced by the improper tone at the top. Subsequently, effective May 26, 2021, the Vice President, Rates and Regulatory Affairs, and Acting Vice President, External Affairs was separated from FirstEnergy related to her inaction regarding an amendment in 2015 of the purported consulting agreement discussed above.

Additionally, on February 17, 2021, the Board appointed Mr. John W. Somerhalder II to the positions of Vice Chairperson of the Board and Executive Director of FE, each effective as of March 1, 2021. Mr. Donald T. Misheff will continue to serve as Non-Executive Chairman of the Board. Mr. Somerhalder will help lead efforts to enhance FirstEnergy’s reputation. On March 7, 2021, the Board appointed Mr. Steven E. Strah to the position of Chief Executive Officer of FirstEnergy, effective as of March 8, 2021. On March 7, 2021, at the recommendation of the FirstEnergy Corporate Governance and Corporate Responsibility Committee, the Board also elected Mr. Strah as a Director of FirstEnergy, effective as of March 8, 2021.

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

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates at the Transmission Companies and JCP&L as well as stated transmission rates at MP, PE and WP; although as explained in Note 8, “Regulatory Matters,” effective January 1, 2021, subject to refund, MP’s, PE’s and WP’s existing stated rates became forward-looking formula rates. JCP&L previously had stated transmission rates; however, effective January 1, 2020, JCP&L implemented forward-looking formula rates, which were approved by FERC on April 15, 2021. Both forward-looking formula and stated rates recover costs that FERC determines are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. Revenue requirements under stated rates are calculated annually by multiplying the highest one-hour peak load in each respective transmission zone by the approved, stated rate in that zone. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.
Corporate/Other reflects corporate support and other costs not charged to FE’s subsidiaries, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. As of June 30, 2021, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of June 30, 2021, Corporate/Other had approximately $7.9 billion of FE holding company debt.

Financial information for each of FirstEnergy’s reportable segments is presented in the tables below:
Segment Financial Information

For the Three Months Ended	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)

June 30, 2021
External revenues	$2,208	$411	$3	$—	$2,622
Internal revenues	50	8	—	(58)	—
Total revenues	$2,258	$419	$3	$(58)	$2,622
Depreciation	229	77	1	16	323
Amortization of regulatory assets, net	43	6	—	—	49
DPA penalty	—	—	230	—	230
Miscellaneous income (expense), net	88	11	14	(5)	108
Interest expense	131	63	98	(5)	287
Income taxes (benefits)	71	37	(12)	—	96
Income (loss) from continuing operations	274	116	(332)	—	58
Property additions	$346	$257	$19	$—	$622

June 30, 2020
External revenues	$2,140	$380	$2	$—	$2,522
Internal revenues	48	4	—	(52)	—
Total revenues	$2,188	$384	$2	$(52)	$2,522
Depreciation	226	78	—	17	321
Amortization of regulatory assets, net	10	3	—	—	13
Miscellaneous income (expense), net	90	8	7	(2)	103
Interest expense	123	55	87	(2)	263
Income taxes (benefits)	67	34	(35)	—	66
Income (loss) from continuing operations	251	114	(58)	—	307
Property additions	$386	$270	$20	$—	$676

For the Six Months Ended

June 30, 2021
External revenues	$4,529	$812	$7	$—	$5,348
Internal revenues	99	12	—	(111)	—
Total revenues	$4,628	$824	$7	$(111)	$5,348
Depreciation	455	158	2	31	646
Amortization of regulatory assets, net	130	11	—	—	141
DPA penalty	—	—	230	—	230
Miscellaneous income (expense), net	195	22	36	(10)	243
Interest expense	259	124	199	(10)	572
Income taxes (benefits)	153	70	(40)	—	183
Income (loss) from continuing operations	587	225	(419)	—	393
Property additions	$667	$530	$29	$—	$1,226

June 30, 2020
External revenues	$4,451	$777	$3	$—	$5,231
Internal revenues	95	8	—	(103)	—
Total revenues	$4,546	$785	$3	$(103)	$5,231
Depreciation	449	154	2	33	638
Amortization of regulatory assets, net	59	6	—	—	65
Miscellaneous income (expense), net	165	14	32	(8)	203
Interest expense	250	107	177	(8)	526
Income taxes (benefits)	35	68	(97)	—	6
Income (loss) from continuing operations	387	231	(287)	—	331
Property additions	$724	$539	$29	$—	$1,292

As of June 30, 2021
Total assets	$30,943	$12,779	$641	$—	$44,363
Total goodwill	$5,004	$614	$—	$—	$5,618

As of December 31, 2020
Total assets	$30,855	$12,592	$1,017	$—	$44,464
Total goodwill	$5,004	$614	$—	$—	$5,618

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
The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates at the Transmission Companies and JCP&L as well as stated transmission rates at MP, PE and WP; although as explained in Note 8, “Regulatory Matters,” effective January 1, 2021, subject to refund, MP’s, PE’s and WP’s existing stated rates became forward-looking formula rates. JCP&L previously had stated transmission rates; however, effective January 1, 2020, JCP&L implemented forward-looking formula rates, which were approved by FERC on April 15, 2021. Both forward-looking formula and stated rates recover costs that FERC determines are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. Revenue requirements under stated rates are calculated annually by multiplying the highest one-hour peak load in each respective transmission zone by the approved, stated rate in that zone. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.
Corporate/Other reflects corporate support and other costs not charged to FE’s subsidiaries, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of June 30, 2021, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of June 30, 2021, Corporate/Other had approximately $7.9 billion of FE holding company debt.

EXECUTIVE SUMMARY

FirstEnergy is a forward-thinking, electric utility centered on integrity, powered by a diverse team of employees, committed to making customers’ lives brighter, the environment better and our communities stronger. As a fully regulated electric utility, FirstEnergy is focused on stable and predictable earnings and cash flow from its Regulated Distribution and Regulated Transmission business units that deliver enhanced customer service and reliability that supports FE's dividend.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the U.S. Attorney’s Office investigation into FirstEnergy relating to FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, which, among other things requires FE to pay a monetary penalty of $230 million within the next sixty days. Under the DPA, FE has agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers nor will FirstEnergy seek any tax deduction related to such payment. Under the terms of the DPA, the criminal information will be dismissed after FirstEnergy fully complies with its obligations under the DPA.

In addition to the subpoenas referenced above, the OAG, certain FE shareholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. Subsequently, on April 28, 2021, the SEC issued an additional subpoena to FE. Further, in a letter dated February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6.

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

•FirstEnergy’s Chief Legal Officer and Chief Ethics Officer were separated from FirstEnergy due to inaction and conduct that the Board determined was influenced by the improper tone at the top.

•The Board appointed Mr. John W. Somerhalder II to the positions of Vice Chairperson of the Board and Executive Director, replacing Mr. Pappas, who will continue to serve on the Board as an independent director. The Board also appointed Mr. Hyun Park to the position of Senior Vice President & Chief Legal Counsel and Mr. Antonio Fernández, to the position of Vice President and Chief Ethics and Compliance Officer. These executives help play a critical role in enhancing FirstEnergy’s culture of compliance, ethics, integrity and accountability.

•In March 2021, in connection with an agreement with Icahn Capital, the Board appointed Andrew Teno and Jesse Lynn as Directors to the Board, increasing the size from 12 directors to 14. However, until such time as all final regulatory approvals are obtained, neither Mr. Teno nor Mr. Lynn will have the right to vote at any meeting of the Board or any committee thereof. In May 2021, Melvin D. Williams was elected to the Board, filling a vacant seat. In June 2021, the Board appointed Lisa Winston Hicks and Paul Kaleta as directors to the Board, further increasing the size from 14 directors to 16.

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

•The Board met with FirstEnergy’s top 140 leaders to discuss expectations regarding compliance and ethics.

•Performed training on up-the-ladder reporting for the Legal Department.

•Enhanced new employee and third-party on-boarding processes to include expectations of FirstEnergy’s code of business conduct.
•In May 2021, FirstEnergy separated its Vice President, Rates and Regulatory Affairs, and Acting Vice President, External Affairs due to this individual’s inaction with respect to a previously disclosed purported consulting agreement.
•On June 29, 2021, the Board established a Special Litigation Committee of the Board, effective July 1, 2021. The Special Litigation Committee has been delegated full authority by the Board to take all actions as the Special Litigation Committee deems advisable, appropriate, and in the best interests of FirstEnergy and its shareholders with respect to pending shareholder derivative litigation and demands. Each of Ms. Hicks and Messrs. Kaleta, Lynn and Williams were appointed to serve on the Special Litigation Committee.

•On July 20, 2021, the Board of FirstEnergy approved and adopted a new Code of Business Conduct and Ethics, which:
◦Promotes and emphasizes the Company’s commitment to compliance and ethics,
◦establishes a “speak up” culture in which stakeholders are encouraged to report actual or suspected Code of Business Conduct violations without fear of retaliation,
◦Conforms to applicable compliance standards, and
◦Improves readability

•On July 20, 2021, the Board approved FE entering into a DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the U.S. Attorney’s Office investigation into FirstEnergy relating to FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, which, among other things requires FE to pay a monetary penalty of $230 million within the next sixty days.

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

FirstEnergy has also taken proactive steps to reduce regulatory uncertainty affecting the Ohio Companies:

•On January 31, 2021, FirstEnergy reached a partial settlement with the OAG and other parties regarding decoupling. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies will of their own accord, not seek to recover lost distribution revenue from residential and commercial customers.

•On March 31, 2021, FirstEnergy announced that the Ohio Companies will proactively refund to customers amounts previously collected under the decoupling mechanism authorized under Ohio law, which totals approximately $27 million, with interest. On July 7, 2021, the PUCO approved the Ohio Companies’ proposal to return the amount to customers in August 2021.

•Also on March 31, 2021, Governor DeWine signed HB 128, which, among other things, repealed parts of HB 6, the legislation that established support for nuclear energy supply in Ohio, provided for a decoupling mechanism for electric utilities, and provided for the ending of current energy efficiency program mandates.

•FirstEnergy is committed to pursuing an open dialogue in an appropriate manner with the several regulatory proceedings currently underway, including a state management audit, and multi-year SEET and ESP quadrennial review, among other matters. FirstEnergy believes a holistic, transparent discussion with the PUCO staff, and interested stakeholders in the regulatory process, is an important step towards removing uncertainties about regulatory concerns in Ohio and critical to re-establishing trust in FirstEnergy and restoring its reputation.

Despite the many disruptions FirstEnergy is currently facing, the leadership team remains committed and focused on executing its strategy and running the business. See “Outlook - Other Legal Proceedings” below for additional details on the government investigations, the DPA, and subsequent litigation surrounding the investigation of HB 6. See also “Outlook - State Regulation - Ohio” below for details on the PUCO proceeding reviewing political and charitable spending and legislative activity in response to the investigation of HB 6. The outcome of the government investigations, PUCO proceedings, legislative activity, and any of these lawsuits is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows. As discussed below, FirstEnergy has made reductions to its Regulated Distribution and Regulated Transmission capital investment plans and is considering reductions to operating expenses, as well as changes to its planned equity issuances, to allow for flexibility to address the outcomes of the ongoing government investigations and related lawsuits and regulatory actions.

FE and the Utilities and FET and certain of its subsidiaries participate in two separate five-year syndicated revolving credit facilities providing for aggregate commitments of $3.5 billion, which are available until December 6, 2022. Under the FE Revolving Facility, an aggregate amount of $2.5 billion is available to be borrowed, repaid and reborrowed, subject to separate borrowing sublimits for each borrower including FE and its regulated distribution subsidiaries. Under the FET Revolving Facility, an aggregate amount of $1.0 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sublimits for each borrower including FE's transmission subsidiaries. On July 21, 2021, FE and the Utilities and FET and certain of its subsidiaries entered into amendments to the FE Revolving Facility and the FET Revolving Facility, respectively. The amendments provide for modifications and/or waivers of (i) certain representations and warranties, (ii) certain affirmative and negative covenants, contained therein, and (iii) any resulting event of default, which, in each case, resulted either from FE entering into the DPA or as a consequence of the facts and circumstances described in the DPA, thus allowing FirstEnergy to be in compliance with the revolving credit facilities and maintain access to the liquidity provided thereunder.

FirstEnergy is also working to improve how it conducts business and serve its customers. In February 2021, FirstEnergy announced a new initiative to build upon FirstEnergy’s strong operations and business fundamentals and deliver immediate value and resilience, with substantial operating and capital efficiencies ramping up through 2024. Called "FE Forward," the initiative will play a critical first step in FirstEnergy’s transformation journey as it looks to optimize processes and procedures through range of opportunities, including:

•Optimizing operations by expanding capabilities in areas such as strategic sourcing, inventory optimization and commercial contract terms, and by standardizing best-in-class work management policies across FirstEnergy;

•accelerating FirstEnergy’s digital transformation by revamping customers’ online experience, automating sourcing data collection and management, and deploying advanced analytics in asset health decisions as well as vegetation management programs; and

•productivity improvements through system integration that puts advanced technology tools, such as mobile dashboards and remote access to asset management information, in the hands of frontline employees.

During the initial phase of FE Forward, FirstEnergy reviewed existing policies and practices, as well as the structure and processes around how decisions are made. In the second phase of FE Forward completed in May 2021, FirstEnergy reviewed further improvement opportunities and developed detailed, executable plans focusing on who, when, how and at what cost opportunities can be realized. In June 2021, phase three began and is focused on executing and implementing these findings and opportunities. By 2024, FE Forward is projected to generate approximately $300 million in annualized capital expenditure efficiencies while continuing to hold operating expenses flat by absorbing approximately $100 million in projected increases. In addition, FirstEnergy expects to generate approximately $250 million in working capital improvements by 2022. This program includes an estimated $150 million of costs to achieve through 2023, which are expected to be self-funded through these efficiencies. FE Forward is not a downsizing effort and there will not be any involuntary employee reductions in connection with this program. FirstEnergy expects that FE Forward will be a significant catalyst to augment its growth potential by taking a more strategic approach to operating expenditures and reinvesting in a more diverse capital program that over the long-term continues to support a smarter and cleaner electric grid. As part of these efforts, FirstEnergy will evaluate the appropriate cadence to initiate rates cases on a state-by-state basis to best support FirstEnergy’s customer-focused strategic priorities.

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

With approximately 24,000 miles of transmission lines in operation, the Regulated Transmission business is the centerpiece of FirstEnergy’s regulated investment strategy with 100% of its capital investments recovered under forward-looking formula rates at the Transmission Companies effective January 1, 2021. Regulated Transmission has also experienced significant growth as part of its Energizing the Future transmission plan with plans to invest up to $5.15 billion in capital from 2020 to 2023.

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

FE and the Utilities and FET and certain of its subsidiaries participate in two separate five-year syndicated revolving credit facilities providing for aggregate commitments of $3.5 billion, which are available until December 6, 2022. On November 17, 2020, FE and the Utilities and FET and certain of its subsidiaries entered into amendments to the FE Revolving Facility and the FET Revolving Facility, respectively. The amendment to the FE Revolving Facility, among other things, reduces the sublimit applicable to FE to $1.5 billion, and the amendments increased certain tiers of pricing applicable to borrowings under the credit facilities.

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

On March 19, 2021, FET issued $500 million of 2.866% senior unsecured notes due 2028. Proceeds from the issuance were used to repay short-term borrowings under the FET Revolving Facility.

FE repaid $250 million and $50 million in short-term borrowings under the FE Revolving Facility on March 23, 2021 and June 30, 2021, respectively.

On April 9, 2021, MP issued an additional $200 million of its 3.55% first mortgage bonds due 2027 at an effective interest rate of approximately 2.06%. Proceeds from the issuance were used to fund MP’s ongoing capital expenditures, for working capital needs and for other general corporate purposes.

On May 6, 2021, TE issued $150 million of 2.65% senior secured notes due 2028. Proceeds from the issuance were used to repay short-term borrowings, fund TE’s ongoing capital expenditures and for other general corporate purposes.

On May 24, 2021, MAIT issued an additional $150 million of its 4.10% senior notes due 2028 at an effective interest rate of approximately 2.55%. Proceeds from the issuance were used to repay borrowings outstanding under FirstEnergy’s regulated company money pool, to fund MAIT’s ongoing capital expenditures, to fund working capital and for other general corporate purposes.

On June 10, 2021, JCP&L issued $500 million of 2.75% senior notes due 2032. Proceeds from the issuance were used to repay $450 million of short-term debt under the FE Revolving Facility, storm recovery and restoration costs and expenses, to fund JCP&L’s ongoing capital expenditures, working capital requirements and for other general corporate purposes.

On June 30, 2021, FET repaid $350 million under the FET Revolving Facility, bringing the outstanding principal balance under the FET Revolving Facility to $150 million with $850 million of remaining availability.

Penn repaid $50 million in short-term borrowings under the FE Revolving Facility on June 30, 2021.

FirstEnergy does not currently anticipate the need to issue additional equity through 2021 and expects to issue, subject to, among other things, market conditions, pricing terms and business operations, up to $600 million of equity annually in 2022 and 2023, including up to $100 million in equity for its regular stock investment and employee benefit plans. FirstEnergy is also exploring various alternatives to raise equity capital in a manner that could be more value-enhancing to all stakeholders. FirstEnergy’s expectations regarding the amount and timing of any potential equity issuances are subject to, among other matters, the ongoing government investigations and related lawsuits and regulatory actions.

FirstEnergy has established new goals for key areas of its business that support the mission to be a forward-thinking, electric utility centered on integrity, powered by a diverse team of employees, committed to making customers’ lives brighter, the environment better and our communities stronger.

In November 2020, FirstEnergy published its Climate Story which includes its climate position and strategy, as well as a new comprehensive and ambitious GHG emission goal. FirstEnergy pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in GHG within FirstEnergy’s direct operational control by 2030, based on 2019 levels. In addition, FirstEnergy has also set a fleet electrification goal in which beginning in 2021, FirstEnergy plans for 100% of new purchases for its light duty and aerial truck fleet to be electric or hybrid vehicles, creating a path to 30% fleet electrification by 2030. Also, later in 2021, FirstEnergy will seek approval to construct a solar generation source of at least 50 MWs in West Virginia. Future resource plans to achieve carbon reductions, including any determination of retirement dates of the regulated coal-fired generating facilities, will be developed by working collaboratively with regulators in West Virginia. Determination of the useful life of the regulated coal-fired generating facilities could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s and/or MP’s financial condition, results of operations, and cash flow.

In January 2021, the updated “Strategic Plan – Powered by our Core Values & Behaviors” was published. This comprehensive update provides a vision of FirstEnergy’s path forward in an evolving electric industry. It also articulates significant new goals that will help achieve our long-term strategic commitments in a transparent, sustainable and responsible manner. The Strategic Plan includes specific targets related to:

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

•Strengthening FirstEnergy’s safety-first culture; and

•Delivering strong and predictable financial results.

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change

Revenues	$2,622	$2,522	$100	4%	$5,348	$5,231	$117	2%

Operating expenses	2,310	2,007	303	15%	4,477	4,184	293	7%

Operating income	312	515	(203)	(39)%	871	1,047	(176)	(17)%

Other expenses, net	(158)	(142)	(16)	(11)%	(295)	(710)	415	58%

Income before income taxes	154	373	(219)	(59)%	576	337	239	71%

Income taxes	96	66	30	45%	183	6	177	NM

Income from continuing operations	58	307	(249)	(81)%	393	331	62	19%

Discontinued operations, net of tax	—	2	(2)	NM	—	52	(52)	NM

Net income	$58	$309	$(251)	(81)%	$393	$383	$10	3%

*NM= not meaningful

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 10, “Segment Information,” of the Notes to Consolidated Financial Statements.

Summary of Results of Operations — Second Quarter 2021 Compared with Second Quarter 2020

Financial results for FirstEnergy’s business segments in the second quarter of 2021 and 2020 were as follows:

Second Quarter 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,209	$411	$(36)	$2,584
Other	49	8	(19)	38
Total Revenues	2,258	419	(55)	2,622

Operating Expenses:
Fuel	112	—	—	112
Purchased power	609	—	5	614
Other operating expenses	696	79	(57)	718
Provision for depreciation	229	77	17	323
Amortization of regulatory assets, net	43	6	—	49
General taxes	192	62	10	264
DPA penalty	—	—	230	230
Total Operating Expenses	1,881	224	205	2,310

Operating Income (Loss)	377	195	(260)	312

Other Income (Expense):
Miscellaneous income, net	88	11	9	108
Interest expense	(131)	(63)	(93)	(287)
Capitalized financing costs	11	10	—	21
Total Other Expense	(32)	(42)	(84)	(158)

Income (Loss) Before Income Taxes (Benefits)	345	153	(344)	154
Income taxes (benefits)	71	37	(12)	96
Net Income (Loss)	$274	$116	$(332)	$58

Second Quarter 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,132	$380	$(35)	$2,477
Other	56	4	(15)	45
Total Revenues	2,188	384	(50)	2,522

Operating Expenses:
Fuel	77	—	—	77
Purchased power	610	—	3	613
Other operating expenses	733	62	(65)	730
Provision for depreciation	226	78	17	321
Amortization of regulatory assets, net	10	3	—	13
General taxes	189	56	8	253
Total Operating Expenses	1,845	199	(37)	2,007

Operating Income (Loss)	343	185	(13)	515

Other Income (Expense):
Miscellaneous income, net	90	8	5	103
Interest expense	(123)	(55)	(85)	(263)
Capitalized financing costs	8	10	—	18
Total Other Expense	(25)	(37)	(80)	(142)

Income (Loss) Before Income Taxes (Benefits)	318	148	(93)	373
Income taxes (benefits)	67	34	(35)	66
Income (Loss) From Continuing Operations	251	114	(58)	307
Discontinued operations, net of tax	—	—	2	2
Net Income (Loss)	$251	$114	$(56)	$309

Changes Between Second Quarter 2021 and Second Quarter 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$77	$31	$(1)	$107
Other	(7)	4	(4)	(7)
Total Revenues	70	35	(5)	100

Operating Expenses:
Fuel	35	—	—	35
Purchased power	(1)	—	2	1
Other operating expenses	(37)	17	8	(12)
Provision for depreciation	3	(1)	—	2
Amortization of regulatory assets, net	33	3	—	36
General taxes	3	6	2	11
DPA penalty	—	—	230	230
Total Operating Expenses	36	25	242	303

Operating Income (Loss)	34	10	(247)	(203)

Other Income (Expense):
Miscellaneous income, net	(2)	3	4	5
Interest expense	(8)	(8)	(8)	(24)
Capitalized financing costs	3	—	—	3
Total Other Expense	(7)	(5)	(4)	(16)

Income (Loss) Before Income Taxes (Benefits)	27	5	(251)	(219)
Income taxes (benefits)	4	3	23	30
Income (Loss) From Continuing Operations	23	2	(274)	(249)
Discontinued operations, net of tax	—	—	(2)	(2)
Net Income (Loss)	$23	$2	$(276)	$(251)

Regulated Distribution — Second Quarter 2021 Compared with Second Quarter 2020

Regulated Distribution’s net income increased $23 million in the second quarter of 2021, as compared to the same period of 2020, primarily resulting from higher weather-related demand, earnings benefits from investment-related riders and the implementation of the base distribution rate case in New Jersey, and lower pension and other operating expenses, partially offset by the absence of lost distribution revenues, lower weather-adjusted residential demand and higher interest expense from increased borrowings under the FE Revolving Facility.
Revenues —

The $70 million increase in total revenues resulted from the following sources:

	For the Three Months Ended June 30,
Revenues by Type of Service	2021	2020	Increase (Decrease)
	(In millions)
Distribution(1)	$1,304	$1,256	$48

Generation sales:
Retail	831	826	5
Wholesale	74	50	24
Total generation sales	905	876	29

Other	49	56	(7)
Total Revenues	$2,258	$2,188	$70
(1) Includes $15 million of ARP revenues for the three months ended June 30, 2020.

Distribution revenues increased $48 million in the second quarter of 2021, as compared to the same period of 2020, primarily resulting from higher weather-related demands, higher rates associated with riders in Ohio and Pennsylvania, including the recovery of capital investment programs and transmission expenses, and increased weather-adjusted commercial and industrial sales, partially offset by the absence of lost distribution revenues in Ohio, the elimination of energy efficiency mandates and energy efficiency programs in Ohio, the expiration of a NUG contract, and lower weather-adjusted residential sales. The change in distribution revenues by sales class are primarily due to the cancellation of state mandated COVID-19 stay-at-home orders. Distribution services by customer class are summarized in the following table:

	For the Three Months Ended June 30,
(in thousands)	Actual			Weather-Adjusted
Electric Distribution MWH Deliveries	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Residential	12,347	12,764	(3.3)%	11,861	12,669	(6.4)%
Commercial(1)	8,590	7,825	9.8%	8,466	7,823	8.2%
Industrial	13,384	12,009	11.4%	13,384	12,007	11.5%
Total Electric Distribution MWH Deliveries	34,321	32,598	5.3%	33,711	32,499	3.7%
(1) Includes street lighting.

Distribution deliveries to residential, commercial and industrial customers reflect the cancellation of the state mandated COVID-19 stay-at-home orders. Residential and commercial deliveries were also impacted by higher weather-related customer usage. Cooling degree days were 21% above 2020 and 24% above normal. Increases in industrial deliveries were primarily seen in the manufacturing and educational sectors.

The following table summarizes the price and volume factors contributing to the $29 million increase in generation revenues for the second quarter of 2021, as compared to the same period of 2020:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$22
Change in prices	(17)
5
Wholesale:
Change in sales volumes	24

Change in Generation Revenues	$29

The increase in retail generation sales volumes was primarily due to higher weather-related usage, partially offset by increased shopping. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in the second quarter of 2021, as compared to the same period of 2020, increased to 65% from 64% in Pennsylvania. The decrease in retail generation prices primarily resulted from lower non-shopping generation auction rates.

Wholesale generation revenues increased $24 million in the second quarter of 2021, as compared to the same period of 2020, due to increased sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Other revenues decreased $7 million in the second quarter of 2021, as compared to the same period of 2020, primarily due to lower pole attachment revenue.
Operating Expenses —

Total operating expenses increased $36 million in the second quarter of 2021, as compared to the same period of 2020, primarily due to the following:

•Fuel expense increased $35 million in the second quarter of 2021, as compared to the same period of 2020, primarily due to higher unit costs and increased generation output. Due to the ENEC, fuel expense has no material impact on current period earnings.

•Purchased power costs decreased $1 million in the second quarter of 2021, as compared to the same period of 2020, primarily due to lower unit costs and the expiration of a NUG contract, partially offset by increased capacity expenses and increased volumes as described above.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases
Change due to unit costs	$(41)
Change due to volumes	18
(23)
Capacity expense	22
Change in Purchased Power Costs	$(1)

•Other operating expenses decreased $37 million in the second quarter of 2021, as compared to the same period of 2020, primarily due to the following:

•Lower uncollectible expense of $57 million, of which $32 million was deferred for future recovery.
•Lower storm restoration costs of $22 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.
•Lower COVID-19 related expenses of $20 million, of which $2 million was deferred for future recovery.
•Lower pension and OPEB service costs of $2 million.
•Higher network transmission expenses of $39 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.
•Higher other operating and maintenance expenses of $25 million primarily associated with increased corporate support and employee benefit costs, partially offset by fewer planned outages at the regulated generation facilities.
•Higher energy efficiency costs of $4 million, offset by lower West Virginia vegetation management spend of $4 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.

•Depreciation expense increased $3 million in the second quarter of 2021, as compared to the same period of 2020, primarily due to a higher asset base, partially offset by a reduction in accretion expense as a result of the TMI-2 transfer, which has no impact to earnings.

•Amortization of regulatory assets, net increased $33 million in the second quarter of 2021, as compared to the same period of 2020, primarily due to lower deferrals of uncollectible, storm restoration, transmission and COVID-19 related costs, partially offset by the amortization of a regulatory liability as part of the New Jersey base rate case implementation in 2021, higher energy efficiency and generation related deferrals, the expiration of a NUG contract, and lower Pennsylvania smart meter amortization.

•General taxes increased $3 million in the second quarter of 2021, as compared to the same period of 2020, primarily due to higher property taxes and sales-related taxes, partially offset by lower payroll taxes.

Other Expenses —

Other expense increased $7 million in the second quarter of 2021, as compared to the same period of 2020, primarily due to higher interest expense from increased borrowings under the FE Revolving Facility to increase cash position and preserve financial flexibility, partially offset by lower pension non-service costs.

Income Taxes —

Regulated Distribution’s effective tax rate was 20.6% and 21.1% for the three months ended June 30, 2021 and 2020, respectively.

Regulated Transmission — Second Quarter 2021 Compared with Second Quarter 2020

Regulated Transmission’s net income increased $2 million in the second quarter of 2021, as compared to the same period of 2020, primarily due to a higher rate base at MAIT and ATSI, partially offset by higher interest expense associated with new debt issuances at FET and increased borrowings under the FET Revolving Facility.

Revenues —

Total revenues increased $35 million in the second quarter of 2021, as compared to the same period of 2020, primarily due to recovery of incremental operating expenses and a higher rate base at MAIT and ATSI.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended June 30,
Revenues by Transmission Asset Owner	2021	2020	Increase
	(In millions)
ATSI	$198	$193	$5
TrAIL	59	59	—
MAIT	81	59	22
JCP&L	46	39	7
MP, PE and WP	35	34	1
Total Revenues	$419	$384	$35

Operating Expenses —

Total operating expenses increased $25 million in the second quarter of 2021, as compared to the same period of 2020, primarily due to higher operation and maintenance costs, and increased property taxes due to a higher asset base. The majority of operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Other expenses increased $5 million due to higher interest expense associated with new debt issuances at FET and increased borrowings under the FET Revolving Facility.

Income Taxes —

Regulated Transmission’s effective tax rate was 24.2% and 23.0% for the three months ended June 30, 2021 and 2020, respectively.
Corporate / Other — Second Quarter 2021 Compared with Second Quarter 2020

Financial results at Corporate/Other resulted in a $276 million increase in net loss in the second quarter of 2021, as compared to the same period of 2020, primarily due to the $230 million DPA monetary penalty, higher other operating expenses from legal expenses related to the ongoing government investigations, higher interest expense due to increased long-term debt, and lower tax benefits from the remeasurement of West Virginia deferred income taxes resulting from a state tax law change passed in 2021, and the absence of tax benefits from accelerated amortization of certain investment tax credits recognized in the second quarter of 2020.

Summary of Results of Operations — First Six Months of 2021 Compared with First Six Months of 2020

Financial results for FirstEnergy’s business segments in the first six months of 2021 and 2020 were as follows:

First Six Months 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$4,525	$812	$(70)	$5,267
Other	103	12	(34)	81
Total Revenues	4,628	824	(104)	5,348

Operating Expenses:
Fuel	230	—	—	230
Purchased power	1,323	—	9	1,332
Other operating expenses	1,424	146	(100)	1,470
Provision for depreciation	455	158	33	646
Amortization of regulatory assets, net	130	11	—	141
General taxes	393	124	20	537
DPA penalty	—	—	230	230
Gain on sale of Yards Creek	(109)	—	—	(109)
Total Operating Expenses	3,846	439	192	4,477

Operating Income (Loss)	782	385	(296)	871

Other Income (Expense):
Miscellaneous income, net	195	22	26	243
Interest expense	(259)	(124)	(189)	(572)
Capitalized financing costs	22	12	—	34
Total Other Expense	(42)	(90)	(163)	(295)

Income (Loss) Before Income Taxes (Benefits)	740	295	(459)	576
Income taxes (benefits)	153	70	(40)	183
Net Income (Loss)	$587	$225	$(419)	$393

First Six Months 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$4,431	$777	$(70)	$5,138
Other	115	8	(30)	93
Total Revenues	4,546	785	(100)	5,231

Operating Expenses:
Fuel	175	—	—	175
Purchased power	1,300	—	7	1,307
Other operating expenses	1,432	115	(68)	1,479
Provision for depreciation	449	154	35	638
Amortization of regulatory assets, net	59	6	—	65
General taxes	384	118	18	520
Total Operating Expenses	3,799	393	(8)	4,184

Operating Income (Loss)	747	392	(92)	1,047

Other Income (Expense):
Miscellaneous income, net	165	14	24	203
Pension and OPEB mark-to-market adjustment	(257)	(19)	(147)	(423)
Interest expense	(250)	(107)	(169)	(526)
Capitalized financing costs	17	19	—	36
Total Other Expense	(325)	(93)	(292)	(710)

Income (Loss) Before Income Taxes (Benefits)	422	299	(384)	337
Income taxes (benefits)	35	68	(97)	6
Income (Loss) From Continuing Operations	387	231	(287)	331
Discontinued operations, net of tax	—	—	52	52
Net Income (Loss)	$387	$231	$(235)	$383

Changes Between First Six Months 2021 and First Six Months 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$94	$35	$—	$129
Other	(12)	4	(4)	(12)
Total Revenues	82	39	(4)	117

Operating Expenses:
Fuel	55	—	—	55
Purchased power	23	—	2	25
Other operating expenses	(8)	31	(32)	(9)
Provision for depreciation	6	4	(2)	8
Amortization of regulatory assets, net	71	5	—	76
General taxes	9	6	2	17
DPA penalty	—	—	230	230
Gain on sale of Yards Creek	(109)	—	—	(109)
Total Operating Expenses	47	46	200	293

Operating Income (Loss)	35	(7)	(204)	(176)

Other Income (Expense):
Miscellaneous income, net	30	8	2	40
Pension and OPEB mark-to-market adjustment	257	19	147	423
Interest expense	(9)	(17)	(20)	(46)
Capitalized financing costs	5	(7)	—	(2)
Total Other Expense	283	3	129	415

Income (Loss) Before Income Taxes (Benefits)	318	(4)	(75)	239
Income taxes (benefits)	118	2	57	177
Income (Loss) From Continuing Operations	200	(6)	(132)	62
Discontinued operations, net of tax	—	—	(52)	(52)
Net Income (Loss)	$200	$(6)	$(184)	$10

Regulated Distribution — First Six Months of 2021 Compared with First Six Months of 2020

Regulated Distribution’s net income increased $200 million in the first six months of 2021, as compared to the same period of 2020, primarily resulting from the absence of the pension and OPEB mark-to-market adjustment in 2020, higher weather-related demands, earnings benefits from investment-related riders and the implementation of the base distribution rate case in New Jersey, and lower pension and OPEB expenses, partially offset by the absence of Ohio decoupling and lost distribution revenues, higher interest and the absence of deferred gain tax benefits recognized in 2020 that were triggered by the FES Debtors’ emergence from bankruptcy.

Revenues —

The $82 million increase in total revenues resulted from the following sources:

	For the Six Months Ended June 30,
Revenues by Type of Service	2021	2020	Increase (Decrease)
	(In millions)
Distribution services(1)	$2,616	$2,580	$36

Generation sales:
Retail	1,766	1,730	36
Wholesale	143	121	22
Total generation sales	1,909	1,851	58

Other	103	115	(12)
Total Revenues	$4,628	$4,546	$82
(1) Includes $(27) million and $83 million of ARP revenues for the six months ended June 30, 2021 and 2020, respectively. The $27 million reduction in ARP revenues in the six months ended June 30, 2021, reflects the Ohio Companies decision to collectively refund to customers amounts previously collected under decoupling, with interest. See “Outlook,” below for further discussion on Ohio decoupling rates.

Distribution services revenues increased $36 million in the first six months 2021, as compared to the same period of 2020, primarily resulting from higher rates associated with riders in Ohio and Pennsylvania including the recovery of capital investment programs and transmission expenses and higher weather-related usage, partially offset by the absence of decoupling and lost distribution revenues, the elimination of energy efficiency mandates and energy efficiency programs in Ohio, and the expiration of a NUG contract. Distribution services by customer class are summarized in the following table:

	For the Six Months Ended June 30,
(in thousands)	Actual			Weather-Adjusted and Leap Year-Adjusted
Electric Distribution MWH Deliveries	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Residential	27,237	25,968	4.9%	27,258	27,568	(1.1)%
Commercial(1)	17,221	16,727	3.0%	17,318	17,222	0.6%
Industrial	26,641	25,558	4.2%	26,641	25,506	4.4%
Total Electric Distribution MWH Deliveries	71,099	68,253	4.2%	71,217	70,296	1.3%
(1) Includes street lighting.

Distribution deliveries to residential, commercial and industrial customers reflects the cancellation of the state mandated COVID-19 stay-at-home orders. Residential and commercial deliveries were also impacted by higher weather-related customer usage. Cooling degree days were 21% above 2020 and 24% above normal and heating degree days were 6% above 2020 and 4% below normal. Increases in industrial deliveries were primarily seen in the manufacturing and educational sectors.

The following table summarizes the price and volume factors contributing to the $58 million increase in generation revenues for the first six months of 2021, as compared to the same period of 2020:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$133
Change in prices	(97)
36
Wholesale:
Change in sales volumes	13
Change in prices	21
Capacity revenue	(12)
22
Change in Generation Revenues	$58

The increase in retail generation sales volumes was primarily due to higher weather-related usage and decreased customer shopping in New Jersey and Pennsylvania. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in the first six months of 2021, as compared to the same period of 2020, decreased to 47% from 49% in New Jersey and to 63% from 65% in Pennsylvania. The decrease in retail generation prices primarily resulted from lower non-shopping generation auction rates.

Wholesale generation revenues increased $22 million in the first six months of 2021, as compared to the same period in 2020, primarily due to increased sales volumes and an increase in spot market energy prices, partially offset by lower capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Other revenues decreased $12 million in the first six months of 2021, as compared to the same period in 2020, primarily due to lower pole attachment revenue.

Operating Expenses —

Total operating expenses increased $47 million, primarily due to the following:

•Fuel costs increased $55 million during the first six months of 2021, as compared to the same period of 2020, primarily due to higher unit costs and increased generation output. Due to the ENEC, fuel expense has no material impact on current earnings.

•Purchased power costs increased $23 million during the first six months of 2021, as compared to the same period of 2020, primarily due to increased volumes as described above and increased capacity expenses, partially offset by lower unit costs and the expiration of a NUG contract.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases:
Change due to unit costs	$(82)
Change due to volumes	82
—
Capacity	23
Change in Purchased Power Costs	$23

•Other operating expenses decreased $8 million in the first six months of 2021, as compared to the same period of 2020, primarily due to:

•Lower uncollectible expense of $77 million, of which $39 million was deferred for future recovery.
•Lower West Virginia vegetation management spend and energy efficiency program costs of $25 million, which are deferred for future recovery, resulting in no material impact on earnings.
•Lower COVID-19 related expenses of $12 million, of which $1 million was deferred for future recovery.
•Higher employee benefit costs of approximately $11 million.
•Higher network transmission expenses of $69 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher pension and OPEB service costs of $4 million.
•Higher other operating and maintenance expenses of $22 million, primarily associated with increased labor and corporate support costs, partially offset by fewer planned outages at the regulated generation facilities and lower contractor spend.

•Depreciation expense increased $6 million in the first six months of 2021, as compared to the same period of 2020, primarily due to a higher asset base, partially offset by a reduction in accretion expense as a result of the TMI-2 transfer, which has no impact to earnings.

•Amortization of regulatory assets, net increased $71 million in the first six months of 2021, as compared to the same period of 2020, primarily due to the reduction of the New Jersey deferred storm cost regulatory asset as a result of the Yards Creek sale, lower uncollectible and COVID-19 related deferrals and a decrease in deferral of accretion expense as a result of the TMI-2 transfer, partially offset by the amortization of a regulatory liability as part of the New Jersey base rate case implementation in 2021, higher generation and transmission deferrals and lower Pennsylvania smart meter amortization.

•General taxes increased $9 million in the first six months of 2021, as compared to the same period of 2020, primarily due to higher Ohio property taxes and sales-related taxes, partially offset by lower payroll taxes.

•Gain on sale of the Yards Creek Generating Facility of $109 million was netted against the New Jersey storm deferral, as described above, resulting in no impact to earnings.

Other Expense —

Other expense decreased $283 million in the first six months of 2021, as compared to the same period of 2020, primarily due to a $257 million pension and OPEB mark-to-market adjustment in 2020 and higher net miscellaneous income resulting from lower pension non-service costs, partially offset by higher interest expense from increased borrowings under the FE Revolving Facility to increase cash position and preserve financial flexibility.

Income Taxes —

Regulated Distribution’s effective tax rate was 20.7% and 8.3% for the six months ended June 30, 2021 and 2020, respectively. The change in the effective tax rate was primarily due to the recognition of $52 million in deferred gains relating to prior intercompany transfers of generation assets that were triggered by the deconsolidation of the FES Debtors from FirstEnergy’s consolidated federal income tax group as a result of their emergence from bankruptcy in the first quarter of 2020.

Regulated Transmission — First Six Months of 2021 Compared with First Six Months of 2020

Regulated Transmission’s net income decreased $6 million in the first six months of 2021, as compared to the same period of 2020, primarily resulting from higher interest expense associated with new debt issuances at FET and increased borrowings under the FET Revolving Facility, partially offset by the impact of a higher rate base at ATSI and MAIT.

Revenues —

Total revenues increased $39 million, primarily due to the recovery of incremental operating expenses and a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

The following table shows revenues by transmission asset owner:

	For the Six Months Ended June 30,
Revenues by Transmission Asset Owner	2021	2020	Increase (Decrease)
	(In millions)
ATSI	$404	$396	$8
TrAIL	121	125	(4)
MAIT	149	119	30
JCP&L	85	77	8
MP, PE and WP	65	68	(3)
Total Revenues	$824	$785	$39

Operating Expenses —

Total operating expenses increased $46 million in the first six months of 2021, as compared to the same period of 2020, primarily due to higher operation and maintenance costs, priority pole maintenance costs, and increased property taxes and depreciation due to a higher asset base. The majority of operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense decreased $3 million in the first six months of 2021, as compared to the same period of 2020, primarily due to a $19 million pension and OPEB mark-to-market adjustment in the first quarter of 2020, partially offset by higher interest expense associated with new debt issuances at FET and increased borrowings under the FET Revolving Facility.

Income Taxes —

Regulated Transmission’s effective tax rate was 23.7% and 22.7% for the six months ended June 30, 2021 and 2020, respectively.

Corporate / Other — First Six Months of 2021 Compared with First Six Months of 2020

Financial results at Corporate/Other resulted in a $184 million increase in net loss in the first six months of 2021, as compared to the same period of 2020, primarily due to the $230 million DPA monetary penalty, higher interest expense due to increased long-term debt, lower tax benefits from the remeasurement of West Virginia deferred income taxes resulting from a state tax law change passed in 2021 and the absence of tax benefits from accelerated amortization of certain investment tax credits recognized in 2020, and the absence of a gain from discontinued operations, net of tax, partially offset by the absence of a pension and OPEB mark-to-market adjustment in 2020.

For the six months ended June 30, 2020, FirstEnergy recorded a gain from discontinued operations, net of tax, of $52 million. The gain primarily related to settlement expense of $1 million, accelerated net pension and OPEB prior service credits of $18 million and income tax benefits (including the estimated worthless stock deduction and adjustments from the tax sharing agreement with the FES Debtors) of $35 million.

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

Management assesses the probability of recovery of regulatory assets at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. Management applies judgment in evaluating the evidence available to assess the probability of recovery of regulatory assets from customers, including, but not limited to evaluating evidence related to precedent for similar items at FirstEnergy and information on comparable companies within similar jurisdictions, as well as assessing progress of communications between FirstEnergy and regulators. Certain of these regulatory assets, totaling approximately $117 million as of June 30, 2021 and December 31, 2020, respectively, are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific order, of which, $78 million and $79 million as of June 30, 2021 and December 31, 2020, respectively, are being sought for recovery in a formula rate amendment filing at ATSI that is pending before FERC. See Note 8, "Regulatory Matters" for additional information.

The following table provides information about the composition of net regulatory assets and liabilities as of June 30, 2021, and December 31, 2020, and the changes during the six months ended June 30, 2021:

Net Regulatory Assets (Liabilities) by Source	June 30, 2021	December 31, 2020	Change
	(In millions)
Customer payables for future income taxes	$(2,312)	$(2,369)	$57
Spent nuclear fuel disposal costs	(100)	(102)	2
Asset removal costs	(683)	(721)	38
Deferred transmission costs	218	319	(101)
Deferred generation costs	43	17	26
Deferred distribution costs	45	79	(34)
Contract valuations	27	41	(14)
Storm-related costs	641	748	(107)
Uncollectible and COVID-19 related costs	64	97	(33)
Energy efficiency program costs	50	42	8
New Jersey societal benefit costs	108	112	(4)
Regulatory transition costs	(32)	(20)	(12)
Vegetation management	17	22	(5)
Other	(12)	(9)	(3)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(1,926)	$(1,744)	$(182)

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

Deferred distribution costs - Primarily relates to the Ohio Companies’ deferral of certain expenses resulting from distribution and reliability related expenditures, including interest (amortized through 2036), as well as the Ohio Companies’ 2020 deferrals related to the decoupling mechanism which are recorded as a regulatory asset or liability and recovered or refunded, respectively, in subsequent periods.

Contract valuations - Includes the amortization of purchase accounting adjustments at PE which were recorded in connection with the Allegheny Energy, Inc. merger representing the fair value of NUG purchased power contracts (amortized over the life of the contracts through 2030).

Storm-related costs - Relates to the deferral of storm costs, net of recovery, which vary by jurisdiction. Approximately $152 million and $167 million are currently being recovered through rates as of June 30, 2021 and December 31, 2020, respectively.

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

Vegetation management - Relates to regulatory assets in New Jersey and West Virginia associated with the recovery of distribution vegetation management costs.

The following table provides information about the composition of net regulatory assets that do not earn a current return as of June 30, 2021 and December 31, 2020, of which approximately $180 million and $195 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction.

Regulatory Assets by Source Not Earning a Current Return	June 30, 2021	December 31, 2020	Change
	(In millions)
Deferred transmission costs	$14	$17	$(3)
Deferred generation costs	6	5	1
Storm-related costs	539	654	(115)
COVID-19 related costs	65	66	(1)
Regulatory transition costs	14	16	(2)
Vegetation management	17	22	(5)
Other	10	9	1
Regulatory Assets Not Earning a Current Return	$665	$789	$(124)

CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments, and potential contributions to its pension plan.

FirstEnergy does not currently anticipate the need to issue additional equity through 2021 and expects to issue, subject to, among other things, market conditions, pricing terms and business operations, up to $600 million of equity annually in 2022 and 2023, including up to $100 million in equity for its regular stock investment and employee benefit plans. FirstEnergy is also exploring various alternatives to raise equity capital in a manner that could be more value-enhancing to all stakeholders. FirstEnergy’s expectations regarding the amount and timing of any potential equity issuances are subject to, among other matters, the ongoing government investigations and related lawsuits and regulatory actions.

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

FirstEnergy is continuously evaluating the global COVID-19 pandemic and taking steps to mitigate known risks. FirstEnergy is actively monitoring the continued impact COVID-19 is having on its customers’ receivable balances, which include increasing arrears balances since the pandemic has begun. FirstEnergy has incurred, and it is expected to incur for the foreseeable future, COVID-19 pandemic related expenses. COVID-19 related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The full impact on FirstEnergy’s business from the COVID-19 pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees, contractors and customers is its first priority. FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the continued impact the COVID-19 pandemic is having on its business; however, FirstEnergy does not currently expect disruptions in its ability to deliver service to customers or any material impact on its capital spending plan.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the U.S. Attorney’s Office investigation into FirstEnergy relating to FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, which, among other things requires FE to pay a monetary penalty of $230 million within the next sixty days. Under the DPA, FE has agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers nor will FirstEnergy seek any tax deduction related to such payment. Under the terms of the DPA, the criminal information will be dismissed after FirstEnergy fully complies with its obligations under the DPA.

In addition to the subpoenas referenced above, the OAG, certain FE shareholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. Subsequently, on April 28, 2021, the SEC issued an additional subpoena to FE. Further, in a letter dated February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6.

Despite the many disruptions FirstEnergy is currently facing, the leadership team remains committed and focused on executing its strategy and running the business. See “Outlook - Other Legal Proceedings” below for additional details on the government investigations, the DPA, and subsequent litigation surrounding the investigation of HB 6. See also “Outlook - State Regulation - Ohio” below for details on the PUCO proceeding reviewing political and charitable spending and legislative activity in response to the investigation of HB 6. The outcome of the government investigations, PUCO proceedings, legislative activity, and any of these lawsuits is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations and cash flows. As discussed below, FirstEnergy has made reductions to its Regulated Distribution and Regulated Transmission capital investment plans and is considering reductions to operating expenses, as well as changes to its planned equity issuances, to allow for flexibility to address the outcomes of the ongoing government investigations and related lawsuits and regulatory actions.

As of June 30, 2021, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, short-term borrowings, current portions of long-term debt, and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

Short-Term Borrowings / Revolving Credit Facilities

FE and the Utilities and FET and certain of its subsidiaries participate in two separate five-year syndicated revolving credit facilities providing for aggregate commitments of $3.5 billion, which are available until December 6, 2022. Under the FE Revolving Facility, an aggregate amount of $2.5 billion is available to be borrowed, repaid and reborrowed, subject to separate borrowing sublimits for each borrower including FE and its regulated distribution subsidiaries. Under the FET Revolving Facility, an aggregate amount of $1.0 billion is available to be borrowed, repaid and reborrowed under a syndicated credit facility, subject to separate borrowing sublimits for each borrower including FE's transmission subsidiaries. On July 21, 2021, FE and the Utilities and FET and certain of its subsidiaries entered into amendments to the FE Revolving Facility and the FET Revolving Facility, respectively. The amendments provide for modifications and/or waivers of (i) certain representations and warranties, (ii) certain affirmative and negative covenants, contained therein, and (iii) any resulting event of default, which, in each case, resulted either from FE entering into the DPA or as a consequence of the facts and circumstances described in the DPA, thus allowing FirstEnergy to be in compliance with the revolving credit facilities and maintain access to the liquidity provided thereunder.

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

On November 17, 2020, FE and the Utilities and FET and certain of its subsidiaries entered into amendments to the FE Revolving Facility and the FET Revolving Facility, respectively. The amendments provide for modifications and/or waivers of: (i) certain representations and warranties and (ii) certain affirmative and negative covenants, contained therein, which allowed FirstEnergy to regain compliance with such provisions. In addition, among other things, the amendment to the FE Revolving Facility reduces the sublimit applicable to FE to $1.5 billion, and the amendments increased certain tiers of pricing applicable to borrowings under the credit facilities.

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

The following table summarizes the borrowings and repayments under the FE and FET Revolving Credit Facilities since December 31, 2020:

	FE Revolving Facility							FET Revolving Facility
(in millions)	FE	TE	WP	ME	Penn	JCP&L	Total	FET	ATSI	Total
Borrowings as of December 31, 2020	$350	$100	$150	$100	$50	$450	$1,200	$850	$150	$1,000

Repayments:
March 23, 2021	(250)	—	—	—	—	—	(250)	(500)	—	(500)
June 10, 2021	(50)	—	—	—	—	(450)	(500)	—	—	—
June 30, 2021	(50)	—	—	—	(50)	—	(100)	(350)	—	(350)
Total Repayments	(350)	—	—	—	(50)	(450)	(850)	(850)	—	(850)

Borrowings as of June 30, 2021	$—	$100	$150	$100	$—	$—	$350	$—	$150	$150

FirstEnergy had $500 million and $2.2 billion of short-term borrowings as of June 30, 2021 and December 31, 2020, respectively. FirstEnergy’s available liquidity from external sources as of July 21, 2021, was as follows:

Borrower(s)	Type	Maturity	Commitment	Available Liquidity
			(In millions)
FirstEnergy(1)	Revolving	December 2022	$2,500	$2,496
FET(2)	Revolving	December 2022	1,000	1,000
		Subtotal	$3,500	$3,496
	Cash and cash equivalents		—	460
		Total	$3,500	$3,956

(1)FE and the Utilities. Available liquidity includes impact of $4 million of LOCs issued under various terms.
(2)Includes FET and the Transmission Companies.

The following table summarizes the borrowing sublimits for each borrower under the facilities, the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of June 30, 2021:

Borrower	FirstEnergy Revolving Facility Sublimit	FET Revolving Facility Sublimit	Regulatory and Other Short-Term Debt Limitations
	(In millions)
FE	$1,500	$—	$—	(1)
FET	—	1,000	—	(1)
OE	500	—	500	(2)
CEI	500	—	500	(2)
TE	300	—	300	(2)
JCP&L	500	—	500	(2)
ME	500	—	500	(2)
PN	300	—	300	(2)
WP	200	—	200	(2)
MP	500	—	500	(2)
PE	150	—	150	(2)
ATSI	—	500	500	(2)
Penn	100	—	100	(2)
TrAIL	—	400	400	(2)
MAIT	—	400	400	(2)

(1)No limitations.
(2)Includes amounts which may be borrowed under the regulated companies’ money pool.

Subject to each borrower’s sublimit, $250 million of the FE Revolving Facility and $100 million of the FET Revolving Facility, is available for the issuance of LOCs (subject to borrowings drawn under the Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the Facilities and against the applicable borrower’s borrowing sublimit.

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

As of June 30, 2021, the borrowers were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the respective Facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the second quarter of 2021 was 1.75% per annum for the regulated companies’ money pool and 1.06% per annum for the unregulated companies’ money pool.

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of July 19, 2021:

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

Debt capacity is subject to the consolidated debt-to-total-capitalization limits in the credit facilities previously discussed. As of June 30, 2021, FE and its subsidiaries could issue additional debt of approximately $5.3 billion, or incur a $2.9 billion reduction to equity, and remain within the limitations of the financial covenants required by the FE Revolving Facility.

Changes in Cash Position

As of June 30, 2021, FirstEnergy had approximately $1.3 billion of cash and cash equivalents and $58 million of restricted cash compared to approximately $1.7 billion of cash and cash equivalents and $67 million of restricted cash as of December 31, 2020, on the Consolidated Balance Sheets.

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

FirstEnergy’s Consolidated Statement of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. For the six months ended June 30, 2020, cash flows from operating activities includes income from discontinued operations of $52 million.

In the first six months of 2021, cash provided from operating activities was approximately $1.3 billion compared to $150 million in the same period of 2020. The increase in cash provided from operating activities is primarily due to the absence of a $978 million cash settlement and tax sharing payment made to the FES Debtors upon their emergence in February 2020, increased sales, impact of the distribution rider and transmission investment recovery, and increased collections of customer account receivable balances.

Cash Flows From Financing Activities

In the first six months of 2021, cash provided from (used for) financing activities was $(662) million compared to $742 million during the same period of 2020. The following table summarizes new debt financing, redemptions, repayments, short-term borrowings and dividends:

	For the Six Months Ended June 30,
Securities Issued or Redeemed / Repaid	2021	2020
	(In millions)

New Issues
Unsecured notes	$1,150	$3,000
Senior secured notes	150	—
FMBs	200	175
	$1,500	$3,175

Redemptions / Repayments
Term loan	$—	$(750)
Unsecured notes	—	(250)
FMBs	—	(50)
Senior secured notes	(33)	(32)
	$(33)	$(1,082)

Short-term borrowings redemptions, net	$(1,700)	$(885)

Common stock dividend payments	$(424)	$(422)

On March 19, 2021, FET issued $500 million of 2.866% senior unsecured notes due 2028. Proceeds from the issuance were used to repay short-term borrowings under the FET Revolving Facility.

On April 9, 2021, MP issued an additional $200 million of its 3.55% first mortgage bonds due 2027 at an effective interest rate of approximately 2.06%. Proceeds from the issuance were used to fund MP’s ongoing capital expenditures, for working capital needs and for other general corporate purposes.

On May 6, 2021, TE issued $150 million of 2.65% senior secured notes due 2028. Proceeds from the issuance were used to repay short-term borrowings, fund TE’s ongoing capital expenditures and for other general corporate purposes.

On May 24, 2021, MAIT issued an additional $150 million of its 4.10% senior notes due 2028 at an effective interest rate of approximately 2.55%. Proceeds from the issuance were used to repay borrowings outstanding under FirstEnergy’s regulated company money pool, to fund MAIT’s ongoing capital expenditures, to fund working capital and for other general corporate purposes.

On June 10, 2021, JCP&L issued $500 million of 2.75% senior notes due 2032. Proceeds from the issuance were used to repay $450 million of short-term debt under the FE Revolving Facility, storm recovery and restoration costs and expenses, to fund JCP&L’s ongoing capital expenditures, working capital requirements and for other general corporate purposes.

Cash Flows From Investing Activities

Cash used for investing activities in the first six months of 2021 principally represented cash used for property additions. The following table summarizes investing activities for the first six months of 2021 and 2020:

	For the Six Months Ended June 30,		Increase
Cash Used for Investing Activities	2021	2020	(Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$667	$724	$(57)
Regulated Transmission	530	539	(9)
Corporate / Other	29	29	—
Proceeds from sale of Yards Creek	(155)	—	(155)
Investments	6	14	(8)
Asset removal costs	111	102	9
Other	(14)	(2)	(12)
	$1,174	$1,406	$(232)

Cash used for investing activities for the second quarter of 2021 decreased $232 million, compared to the same period of 2020, primarily due to the proceeds from the sale of Yards Creek and lower capital expenditures.

GUARANTEES AND OTHER ASSURANCES
FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of June 30, 2021, was approximately $1.2 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$492
Vehicle leases	75
AE Supply asset sales(1)	15
Other	7
589
FE’s Guarantees on Other Assurances
Surety Bonds	329
Global holding facility	108
Deferred compensation arrangements	132
LOCs and other	11
580
Total Guarantees and Other Assurances	$1,169
(1)As a condition to closing AE Supply’s transfer of Pleasants Power Station and as contemplated under the FES Bankruptcy settlement agreement, FE has provided two guarantees for certain retained liabilities of AE Supply, the first totaling up to $15 million for certain environmental liabilities associated with Pleasants Power Station, and the second being limited solely to environmental liabilities for the McElroy’s Run CCR Impoundment Facility, for which an ARO of $47 million is reflected on FirstEnergy’s Consolidated Balance Sheet, and which is not reflected on the table above.

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

As of June 30, 2021, $33 million of collateral has been posted by FE or its subsidiaries, of which, $32 million was posted as a result of the credit rating downgrades in the fourth quarter of 2020.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2021:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon further downgrade	$37	$—	$37
Surety Bonds (collateralized amount)(1)	56	258	314
Total Exposure from Contractual Obligations	$93	$258	$351
(1)Surety bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with the respect to $39 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

Other Commitments and Contingencies

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding’s outstanding principal balance was $108 million as of June 30, 2021. Signal Peak, Global Rail, Global Mining Group,

LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, and FE continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

In connection with the facility, 69.99% of Global Holding’s direct and indirect membership interests in Signal Peak, Global Rail and their affiliates along with FEV’s and WMB Marketing Ventures, LLC’s respective 33-1/3% membership interests in Global Holding, are pledged to the lenders under the current facility as collateral.

MARKET RISK INFORMATION

FirstEnergy uses various market risk sensitive instruments, including derivative contracts, primarily to manage the risk of price and interest rate fluctuations. FirstEnergy’s Risk Policy Committee, comprised of members of senior management, provides general oversight for risk management activities throughout FirstEnergy.

Commodity Price Risk

FirstEnergy has limited exposure to financial risks resulting from fluctuating commodity prices, such as prices for electricity, coal and energy transmission. FirstEnergy’s Risk Management and Risk Policy Committees are responsible for promoting the effective design and implementation of sound risk management programs and oversees compliance with corporate risk management policies and established risk management practice.

The valuation of derivative contracts is based on observable market information. As of June 30, 2021, FirstEnergy has a net asset of $3 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of June 30, 2021, the FirstEnergy pension plan assets were allocated approximately as follows: 34% in equity securities, 33% in fixed income securities, 8% in absolute return strategies, 9% in real estate, 7% in private equity, 2% in derivatives and 7% in cash and short-term securities. As further discussed below, due to the American Rescue Plan Act of 2021, under current assumptions, including an expected annual return on assets of 7.50%, FirstEnergy does not currently expect to have a required contribution to the pension plan. However, a decline in the value of pension plan assets could result in additional funding requirements. Additionally, FirstEnergy may elect to contribute to the pension plan voluntarily. As of June 30, 2021, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 52% in equity securities, 45% in fixed income securities and 3% in cash and short-term securities. Investment markets experienced elevated market volatility during 2020 as a result of the U.S. general election and the COVID-19 pandemic. In order to reduce the effect of market volatility on the plan’s funded status and to preserve capital gains experienced during 2020, approximately $1.4 billion of return-seeking assets were sold (including approximately $800 million of equity securities) during the third quarter of 2020. As previously disclosed, the FirstEnergy pension plan assets were expected to be reinvested in return-seeking investments during 2021 to more consistently align the pension trust portfolios to FirstEnergy’s target asset allocations. In the first half of 2021, the return-seeking investments were increased by approximately 15%, and as a result, as of June 30, 2021, the FirstEnergy pension plan return-seeking assets are now consistently aligned to the target asset allocation. See Note 5, “Pension and Other Post-Employment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans.

In the six months ended June 30, 2021, FirstEnergy’s pension and OPEB plan assets have gained approximately 3.3% and 8.1%, respectively, as compared to an annual expected return on plan assets of 7.5%.

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

On March 22, 2019, MDPSC issued an order approving PE’s 2018 base rate case filing, which among other things, approved an annual rate increase of $6.2 million, approved three of the four EDIS programs for four years to fund enhanced service reliability programs, directed PE to file a new depreciation study within 18 months, and ordered the filing of a new base rate case in four years to correspond to the ending of the approved EDIS programs. On September 22, 2020, PE filed its depreciation study reflecting a slight increase in expense and is seeking the difference to be deferred for future recovery in PE’s next base rate case. On January 29, 2021, the Maryland Office of People's Counsel filed testimony recommending an annual reduction in depreciation expense of $10.8 million, and the staff of the MDPSC filed testimony recommending an annual reduction of $9.6 million. On May 26, 2021, the judge issued a Proposed Order which would reduce PE’s base rates by $2.1 million. PE filed an appeal of the Proposed Order to the MDPSC on June 25, 2021. On July 15, 2021, the Maryland Office of People’s Counsel and staff submitted reply memoranda arguing that the PE appeal be denied and the Proposed Order be affirmed.

Maryland’s Governor issued an order on March 16, 2020, forbidding utilities from terminating residential service or charging late fees for non-payment for the duration of the COVID-19 pandemic. On April 9, 2020, the MDPSC issued an order allowing utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic, including incremental uncollectible expense, incurred from the date of the Governor’s order (or earlier if the utility could show that the expenses related to suspension of service terminations). In July 2020, the MDPSC subsequently issued orders allowing Maryland electric and gas utilities to resume residential service terminations for non-payment on November 15, 2020, subject to various restrictions, and clarifying that utilities could resume charging late fees on October 1, 2020. On June 16, 2021, the MDPSC assigned $4 million to PE of COVID-19 relief that was allocated by the Maryland General Assembly to retire residential customer utility arrearages.

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

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to ratepayers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation, which were published in the NJ Register in the first quarter of 2018. JCP&L filed comments supporting the proposed rulemaking. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the NJ Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey and on June 7, 2021, the court issued an Order reversing the NJBPU’s CTA rules and remanded the case back to the NJBPU. Specifically, the court’s ruling requires 100% of the CTA savings to be credited to customers in lieu of the NJBPU’s current policy requiring 25%. The court’s ruling will be applied on a prospective basis.

On February 18, 2020, JCP&L submitted a filing with the NJBPU requesting a distribution base rate increase. On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, providing for, among other things, a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which will become effective for customers on November 1, 2021. Until the rates become effective, and starting on January 1, 2021, JCP&L began to amortize an existing regulatory liability totaling approximately $86 million to offset the base rate increase that otherwise would have occurred in this period. The parties also agreed that the actual net gain from the sale of JCP&L’s interest in the Yards Creek pumped-storage hydro generation facility in New Jersey (210 MWs), as further discussed below, be applied to reduce JCP&L’s existing regulatory asset for previously deferred storm costs. Lastly, the parties agreed that approximately $95 million of Reliability Plus capital investment for projects through December 31, 2020, is included in rate base effective December 31, 2020, with a final prudence review of only those capital investment projects from July 1, 2020, through December 31, 2020, to occur in January 2021. During the first quarter of 2021, JCP&L submitted its review of storm costs, filed a written report for its Reliability Plus projects placed in service from July 1, 2020 through December 31, 2020, and submitted the vegetation management report, all required under the stipulation of settlement. On March 24, 2021, JCP&L, NJ Rate Counsel and the NJBPU Staff submitted a stipulation of settlement to the NJBPU, which was approved on April 7, 2021, providing that the Reliability Plus projects placed into service from July 1, 2020 through December 31, 2020 were reasonable and prudent.

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

On June 10, 2020, the NJBPU issued an order establishing a framework for the filing of utility-run energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act. Under the established framework, JCP&L will recover its program investments over a ten-year amortization period and its operations and maintenance expenses on an annual basis, be eligible to receive lost revenues on energy savings that resulted from its programs and be eligible for incentives or subject to penalties based on its annual program performance, beginning in the fifth year of its program offerings. On September 25, 2020, JCP&L filed its energy efficiency and peak demand reduction program. JCP&L’s program consists of 11 energy efficiency and peak demand reduction programs and subprograms to be run from July 1, 2021 through June 30, 2024. The program also seeks approval of cost recovery totaling approximately $230 million as well as lost revenues associated with the energy savings resulting from the programs. On April 23, 2021, JCP&L filed a Stipulation of Settlement with the NJBPU for approval of a three-year plan including $203 million in total cost, as well as recovery of lost revenues resulting from the programs. On April 27, 2021, the NJBPU issued an Order approving the Stipulation of Settlement.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 through September 30, 2021, or until the Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. Through various Executive Orders issued by Governor Murphy, the moratorium period is extended to December 31, 2021.

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

On September 23, 2020, the NJBPU issued an Order requiring all New Jersey electric distribution companies to file electric vehicle programs. JCP&L filed its electric vehicle program on March 1, 2021, which consists of six sub-programs, including a consumer education and outreach initiative that would begin on January 1, 2022, and continue over a four-year period. The total proposed budget for the electric vehicle program is approximately $50 million, of which $16 million is capital expenditures and $34 million is for operations and maintenance expenses. JCP&L is proposing to recover the electric vehicle program costs via a non-bypassable rate clause applicable to all distribution customer rate classes, which would become effective on January 1, 2022. On May 26, 2021, a procedural schedule was set to include evidentiary hearings the week of October 18, 2021. On July 16, 2021, the procedural schedule was extended by thirty days as requested by JCP&L to continue settlement discussions.

On October 28, 2020, the NJBPU approved a settlement in JCP&L’s distribution rate, and voted that JCP&L will be subject to an upcoming management audit. The management audit began at the end of May 2021 and is currently ongoing.

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

ESP IV further provided for the Ohio Companies to collect DMR revenues, but the SCOH reversed the PUCO’s decision to include DMR in ESP IV and subsequently the PUCO entered an order directing the Ohio Companies to cease further collection through the DMR and credit back to customers a refund of the DMR funds collected since July 2, 2019. On July 15, 2019, the OCC filed an appeal with the SCOH, challenging the PUCO’s exclusion of DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for OE for calendar year 2017, and claiming a $42 million refund is due to OE customers. On December 1, 2020, the SCOH reversed the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for OE for calendar year 2017, and remanded the case to the PUCO with instructions to conduct new proceedings which include the DMR revenues in the analysis, determine the threshold against which the earned return is measured, and make other necessary determinations. FirstEnergy is unable to predict the outcome of these proceedings but has not deemed a liability probable as of June 30, 2021.

On July 23, 2019, Ohio enacted HB 6, which included provisions supporting nuclear energy, as well as a decoupling mechanism for Ohio electric utilities and ending current energy efficiency program mandates. Under HB 6 the energy efficiency program mandates would end on December 31, 2020, provided that statewide energy efficiency mandates are achieved as determined by the PUCO. On February 24, 2021, the PUCO found that statewide energy efficiency mandates had been achieved, and ordered that Ohio electric utilities’ energy efficiency and peak demand reduction cost recovery riders terminate.

On March 31, 2021, Governor DeWine signed HB 128, which, among other things, repealed parts of HB 6, the legislation that established support for nuclear energy supply in Ohio, provided for a decoupling mechanism for Ohio electric utilities, and provided for the ending of current energy efficiency program mandates. HB 128 was effective June 30, 2021. As FirstEnergy would not have financially benefited from the mechanism to provide support to nuclear energy in Ohio, there is no expected additional impact to FirstEnergy due to the repeal of that provision in HB 128.

As further discussed below, in connection with a partial settlement with the OAG and other parties, the Ohio Companies filed an application with the PUCO on February 1, 2021, to set the respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies will of their own accord not seek to recover lost distribution revenue. FirstEnergy is committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings currently underway as further discussed herein. As a result of the partial settlement, and the decision to not seek lost distribution revenue, FirstEnergy recognized a $108 million pre-tax charge ($84 million after-tax) in the fourth quarter of 2020, and $77 million (pre-tax) of which is associated with forgoing collection of lost distribution revenue. On March 31, 2021, FirstEnergy announced that the Ohio Companies will proactively refund to customers amounts previously collected under decoupling, with interest, which total approximately $27 million. On April 22, 2021, in anticipation of the effective date of HB 128 and in accordance with HB 128’s provisions regarding the prompt refund of decoupling funds, the Ohio Companies filed an application with the PUCO to modify CSR to return such amount over twelve months commencing June 1, 2021. On June 17, 2021, the Ohio Companies agreed to modify their proposal to return such amount in a single lump sum to customers, beginning on July 1, 2021, or promptly upon obtaining PUCO approval. On July 7, 2021, the PUCO issued an order approving the Ohio Companies’ modified application and directed that all funds collected through CSR be refunded to customers over a single billing cycle beginning August 1, 2021.

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

On July 29, 2020, the PUCO consolidated the Ohio Companies’ applications for determination of the existence of significantly excessive earnings, or SEET, under ESP IV for calendar years 2018 and 2019, which had been previously filed on July 15, 2019, and May 15, 2020, respectively, and set a procedural schedule with evidentiary hearings. On September 4, 2020, the PUCO opened its quadrennial review of ESP IV, consolidated it with the Ohio Companies’ 2018 and 2019 SEET Applications, and set a procedural schedule for the consolidated matters. On October 29, 2020, the PUCO issued an entry extending the deadline for the Ohio Companies to file quadrennial review of ESP IV testimony and supplemental SEET testimony to March 1, 2021, with the evidentiary hearings to commence no sooner than May 3, 2021. On January 12, 2021, the PUCO consolidated these matters with the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017, which the SCOH had remanded to the PUCO. On March 1, 2021, the Ohio Companies filed testimony in the quadrennial review and supplemental testimony in the SEET cases for calendar years 2017 through 2019. The calculations included in the quadrennial review for 2020 through 2024 demonstrate that the prospective effect of ESP IV is not substantially likely to provide the Ohio Companies with significantly excessive earnings during the balance of ESP IV. In addition, the Ohio Companies’ quadrennial review testimony demonstrated that ESP IV continues to be more favorable in the aggregate and during the remaining term of ESP IV as compared to the expected results of a market rate offer. Further, the revised calculations included in the Ohio Companies’ supplemental SEET testimony for calendar years 2017 through 2019 demonstrated that the Ohio Companies did not have significantly excessive earnings, on an individual company basis or on a consolidated basis. On March 31, 2021, Governor DeWine signed House Bill 128, which repeals legislation passed in 2019 that permitted the Ohio Companies to file their SEET results on a consolidated basis instead of on an individual company basis. HB 128 was effective June 30, 2021. Further, the OCC and another party filed testimony on April 5, 2021, recommending refunds for one or more of the Ohio Companies for calendar years 2017 through 2019. On April 20, 2021, the Ohio Companies filed supplemental testimony in the quadrennial review providing prospective SEET values on an individual company basis, which demonstrate that the Ohio Companies are not projected to have significantly excessive earnings, on an individual company basis, during the balance of ESP IV. On May 28, 2021, the attorney examiner issued a procedural schedule setting hearings for August 30, 2021. No contingency has been reflected in FirstEnergy’s consolidated financial statements with respect to these matters as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

On May 17, 2021, the Ohio Companies filed their application for the determination of significantly excessive earnings for calendar year 2020. The calculations included in the application demonstrated that the Ohio Companies, on an individual company basis, did not have significantly excessive earnings.

In connection with the audit of the Ohio Companies’ Rider DCR for 2017, the PUCO issued an order on June 16, 2021, directing the Ohio Companies to prospectively discontinue capitalizing certain vegetation management costs and reduce the 2017 Rider DCR revenue requirement by $3.7 million associated with these costs.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from ratepayers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor, and a final audit report is to be filed by October 29, 2021.

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

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020, with a final audit report to be filed by August 6, 2021. On January 27, 2021, the PUCO selected an auditor, and the auditor’s investigation is ongoing.

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

In the fourth quarter of 2020, motions were filed with the PUCO requesting that the PUCO amend the Ohio Companies’ riders for collecting charges required by HB 6, which the Ohio Companies are further required to remit to other Ohio electric distribution utilities or to the State Treasurer, to provide for refunds in the event such provisions of HB 6 are repealed. The Ohio Companies contested the motions, which are pending before the PUCO.

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

In connection with an ongoing annual audit of the Ohio Companies’ Rider DCR for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from ratepayers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to ratepayers through Rider DCR or through an alternative proceeding. A final audit report is to be filed by August 3, 2021.

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

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On June 25, 2021, the Pennsylvania OCA filed a complaint against Penn’s quarterly DSIC rate, disputing the recoverability of the Companies’ automated distribution management system investment under the DSIC mechanism. Penn responded on July 19, 2021.

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

On December 30, 2020, MP and PE filed an integrated resource plan with the WVPSC. The plan projects a small capacity deficit but an energy surplus in MP’s and PE’s supply resources when compared with current WV load demand and projects the capacity deficit growing over the next 15 years. The plan does not recommend additional supply-side resources with a possible exception for small utility-scale solar resources and recommends that the capacity deficit be met through the PJM capacity market. MP currently expects to seek approval in 2021 to construct solar generation sources of up to 50 MWs. On July 13, 2021, the WVPSC accepted MP’s and PE’s integrated resource plan and closed the case.

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

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, and certain costs for transmission-related vegetation management programs. Additionally, ATSI proposed certain income tax-related adjustments and certain tariff changes addressing the revenue credit components of the formula rate template. In its filing, ATSI requested recovery of approximately $85 million related to ATSI’s costs to move to PJM, and the MISO transmission project costs that are allocated to ATSI through December 31, 2020; and recovery of future costs associated with the MISO transmission projects. Per prior FERC orders, ATSI included a “cost-benefit study” to support recovery of ATSI’s costs to move to PJM, and the MISO transmission project costs that are allocated to ATSI. Certain intervenors filed protests of the formula rate amendments on May 29, 2020, ATSI filed a reply on June 15, 2020, and certain intervenors filed responses to ATSI’s reply on June 25, and 29, 2020. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund, suspending the effective date for five months to be effective December 1, 2020, and setting the matter for hearing and settlement proceedings. ATSI is engaged in settlement negotiations with the other parties to this proceeding.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. Certain intervenors filed protests of the compliance filings, to which ATSI and MAIT responded. On October 28, 2020, FERC staff requested additional information about ATSI’s proposed rate base adjustment mechanism, and ATSI submitted the requested information on November 25, 2020. On May 4, 2021, FERC staff requested additional information about MAIT’s proposed rate base adjustment mechanism, and MAIT submitted the requested information on June 3, 2021. On June 24, 2021, an intervenor protested the supplemental information that MAIT submitted, to which MAIT responded. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. On May 4, 2021, FERC staff requested additional information about PATH’s proposed rate base adjustment mechanism, and PATH submitted the requested information on June 3, 2021. On July 12, 2021, FERC staff requested additional information about TrAIL’s proposed rate base adjustment mechanism; the due date for TrAIL’s response is August 11, 2021. These compliance filings each remain pending before FERC. MP, WP and PE (as holders of a “stated” transmission rate) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020, and which have been accepted by FERC effective January 1, 2021, subject to refund, pending further hearing and settlement procedures. JCP&L addressed these requirements as part of its transmission formula rate case, which was resolved by a settlement approved by FERC on April 15, 2021, addressed further below.

Transmission ROE Methodology

On May 20, 2021, in a case not involving FirstEnergy, FERC issued Opinion No. 575 in which it reiterated the nationwide ROE methodology set forth in 2020 in Opinion No. 569-A. Under this methodology, FERC employs three financial models – discounted cash flow, capital-asset pricing, and risk premium – to calculate a composite zone of reasonableness. As it has done in other recent ROE cases, FERC rejected the use of the expected earnings methodology in calculating the authorized ROE. A request for clarification or, alternatively, rehearing of Opinion No. 575 was filed on June 21, 2021, and remains pending before FERC. FERC’s Opinion Nos. 569-A and 569-B, upon which Opinion No. 575 is based, have been appealed to the D.C. Circuit. FirstEnergy is not participating in the appeal. Any changes to FERC’s transmission rate ROE and incentive policies for the Utilities would be applied on a prospective basis.

In March 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. FirstEnergy submitted comments through EEI and as part of a consortium of PJM Transmission Owners. In a supplemental rulemaking proceeding that was initiated on April 15, 2021, FERC requested comments on, among other things, whether to require utilities that have been members of an RTO for three years or more and that have been collecting an “RTO membership” ROE incentive adder to file tariff updates that would terminate collection of the incentive adder. Initial comments on the proposed rule were filed on June 25, 2021, and reply comments are due on July 26, 2021. FirstEnergy is a member of PJM and its transmission subsidiaries could be affected by the supplemental proposed rule. FirstEnergy is participating in comments that are to be submitted by various industry trade groups. If there were to be any changes to FirstEnergy transmission incentive ROE, such changes will be applied on a prospective basis.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to convert JCP&L’s existing stated transmission rate to a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020. On December 19, 2019, FERC issued its initial order in the case, allowing JCP&L to transition to a forward-looking formula rate as of January 1, 2020 as requested, subject to refund, pending further hearing and settlement proceedings. JCP&L and the parties to the FERC proceeding subsequently were able to reach settlement, and on February 2, 2021, JCP&L filed an offer of settlement with FERC. On April 15, 2021, FERC approved the settlement agreement as filed, with no changes, effective January 1, 2021. JCP&L submitted a compliance filing on May 14, 2021 to implement aspects of the settlement, which is pending before FERC.

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to convert their existing stated transmission rate to a forward-looking formula transmission rate, effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were accepted for filing by FERC on December 31, 2020, subject to refund, pending further hearing and settlement procedures and were consolidated into a single proceeding. MP, PE and WP, and KATCo are engaged in settlement negotiations with the other parties to the formula rate proceedings. KATCo will be included in the Regulated Transmission reportable segment.

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

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. On July 28, 2015, the D.C. Circuit ordered the EPA to reconsider the CSAPR caps on NOx and SO2 emissions from power plants in 13 states, including West Virginia. This followed the 2014 U.S. Supreme Court ruling generally upholding the EPA’s regulatory approach under CSAPR but questioning whether the EPA required upwind states to reduce emissions by more than their contribution to air pollution in downwind states. The EPA issued a CSAPR Update on September 7, 2016, reducing summertime NOx emissions from power plants in 22 states in the eastern U.S., including West Virginia, beginning in 2017. Various states and other stakeholders appealed the CSAPR Update to the D.C. Circuit in November and December 2016. On September 13, 2019, the D.C. Circuit remanded the CSAPR Update to the EPA citing that the rule did not eliminate upwind states’ significant contributions to downwind states’ air quality attainment requirements within applicable attainment deadlines.

Also, during this time, in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, EPA issued a revised CSAPR Update that addresses, among other things, the remands of the CSAPR Update and the New York Section 126 Petition. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the revised CSAPR Update, the future cost of compliance may materially impact FirstEnergy's operations, cash flows and financial condition.

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

In September 2016, the U.S. joined in adopting the agreement reached on December 12, 2015, at the United Nations Framework Convention on Climate Change meetings in Paris to reduce GHG. The Paris Agreement’s non-binding obligations to limit global warming to below two degrees Celsius became effective on November 4, 2016. On June 1, 2017, the Trump Administration announced that the U.S. would cease all participation in the Paris Agreement. On January 20, 2021, President Biden signed an executive order re-adopting the agreement on behalf of the U.S. In November 2020, FirstEnergy published its Climate Story which includes its climate position and strategy, as well as a new comprehensive and ambitious GHG emission goal. FirstEnergy pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in GHG within FirstEnergy’s direct operational control by 2030, based on 2019 levels. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHG under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired power plants. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. The D.C. Circuit decision is subject to legal challenge. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

On September 29, 2016, FirstEnergy received a request from the EPA for information pursuant to CWA Section 308(a) for information concerning boron exceedances of effluent limitations established in the NPDES Permit for the former Mitchell Power Station’s Mingo landfill, owned by WP. On November 1, 2016, WP provided an initial response that contained information related to a similar boron issue at the former Springdale Power Station’s landfill, also owned by WP. The EPA requested additional information regarding the Springdale landfill and on November 15, 2016, WP provided a comprehensive response for both facilities and has fully complied with the Section 308(a) information request. On March 3, 2017, WP proposed to the PA DEP a re-route of its wastewater discharge to eliminate potential boron exceedances at the Springdale landfill and on January 29, 2018, WP submitted an NPDES permit renewal application to PA DEP proposing to re-route its wastewater discharge to eliminate potential boron exceedances at the Mingo landfill. On February 20, 2018, the Department of Justice issued a letter and tolling agreement to WP on behalf of the EPA alleging violations of the CWA at the Springdale and Mingo landfills and seeking to enter settlement negotiations in lieu of filing a complaint. To settle alleged past boron exceedances at both facilities, WP has agreed to a penalty amount of $610,000 to be paid over two years. It is expected that the parties will sign a Consent Decree memorializing the pipeline construction milestones and the civil penalty payments in the third quarter of 2021.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide for additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. On December 2, 2019, the EPA published a proposed rule accelerating the date that certain CCR impoundments must cease accepting waste and initiate closure to August 31, 2020. The proposed rule allowed for an extension of the closure deadline based on meeting proscribed site-specific criteria. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule also allows for an extension of the closure deadline based on meeting proscribed site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the closure date of McElroy's Run CCR impoundment facility until 2024. AE Supply continues to operate McElroy’s Run as a disposal facility for EH’s Pleasants Power Station.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of June 30, 2021, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $101 million have been accrued through June 30, 2021, of which, approximately $67 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter. Under the DPA, FE has agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA requires that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, which shall consist of (x) $115 million paid by FE to the United States Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of the U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as expense in the second quarter of 2021. Under the terms of the DPA, the criminal information will be dismissed after FirstEnergy fully complies with its obligations under the DPA.

Legal Proceedings Relating to United States v. Larry Householder, et al.

On August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. On April 28, 2021, the SEC issued an additional subpoena to FE. While no contingency has been reflected in its consolidated financial statements, FE believes that it is probable that it will incur a loss in connection with the resolution of the SEC investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, FE cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the SEC investigation.

In addition to the subpoenas referenced above under “—United States v. Larry Householder, et. al.” and the SEC investigation, certain FE stockholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, and the complaints in each of these suits is related to allegations in the complaint and supporting affidavit relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. The plaintiffs in each of the below cases seek, among other things, to recover an unspecified amount of damages (unless otherwise noted). No contingency has been reflected in FirstEnergy’s consolidated financial statements with respect to these lawsuits as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

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
•Miller v. Anderson, et al. (Federal District Court, N.D. Ohio); Bloom, et al. v. Anderson, et al.; Employees Retirement System of the City of St. Louis v. Jones, et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Anderson et al.; Massachusetts Laborers Pension Fund v. Anderson et al.; The City of Philadelphia Board of Pensions and Retirement v. Anderson et al.; Atherton v. Dowling et al; Behar v. Anderson, et al. (U.S. District Court, S.D. Ohio, all actions have been consolidated); beginning on August 7, 2020, purported stockholders of FE filed shareholder derivative actions alleging the board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Securities Exchange Act of 1934. The cases in the S.D. Ohio have been consolidated and co-lead plaintiffs have been appointed by the court. On May 11, 2021, the court denied the defendants’ motion to dismiss in the consolidated derivative proceedings in the S.D. Ohio. As previously disclosed, on June 29, 2021, the Board established a Special Litigation Committee, effective July 1, 2021. The Special Litigation Committee has been delegated full authority by the Board to take all actions as the Special Litigation Committee deems advisable, appropriate, and in the best interests of FirstEnergy and its shareholders with respect to pending shareholder derivative litigation and demands. On July 20, 2021, the Special Litigation Committee filed motions to stay proceedings in each of the shareholder derivative actions pending in the Northern and Southern Districts of Ohio and in Summit County, Ohio, while the Special Litigation Committee investigates the matters asserted in the lawsuits.
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FirstEnergy filed putative class action lawsuits against FE and FESC, as well as certain current and former FirstEnergy officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. These actions have been consolidated, and the court denied FirstEnergy’s motions to dismiss and stay discovery on February 10 and 11, 2021, respectively. The defendants submitted answers to the complaint on March 10, 2021. Discovery is proceeding.
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
•Emmons v. FirstEnergy Corp. et al. (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, OE, TE and CEI, along with FES, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices. On October 1, 2020, plaintiffs filed a First Amended Complaint, adding as a plaintiff a purported customer of FirstEnergy and alleging a civil violation of the Ohio Corrupt Activity Act and civil conspiracy against FE, FESC and FES. On May 4, 2021, the court granted the defendants’ motion to dismiss plaintiffs’ breach of contract claims and denied the remainder of the motions to dismiss. The defendants submitted answers to the complaint on June 1, 2021. Discovery is proceeding.

In letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing non-public audit being conducted by FERC's Division of Audits and Accounting. While no contingency has been reflected in its consolidated financial statements, FirstEnergy believes that it is probable that it will incur a loss in connection with the resolution of the FERC investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, FirstEnergy cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the FERC investigation.

The outcome of any of these lawsuits, governmental investigations and audit are uncertain and could have a material adverse effect on FE’s or its subsidiaries’ reputation, business, financial condition, results of operations, liquidity, and cash flows.

Internal Investigation Relating to United States v. Larry Householder, et al.

As previously disclosed, a committee of independent members of the Board of Directors has been directing an internal investigation related to ongoing government investigations. In connection with FirstEnergy’s internal investigation, such committee determined on October 29, 2020, to terminate FirstEnergy’s Chief Executive Officer, Charles E. Jones, together with two other executives: Dennis M. Chack, Senior Vice President of Product Development, Marketing, and Branding; and Michael J. Dowling, Senior Vice President of External Affairs. Each of these terminated executives violated certain FirstEnergy policies and its code of conduct. These executives were terminated as of October 29, 2020. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the Board of Directors that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. Additionally, on November 8, 2020, the Senior Vice President and Chief Legal Officer, and the Vice President, General Counsel, and Chief Ethics Officer, were separated from FirstEnergy due to inaction and conduct that the Board determined was influenced by the improper tone at the top. Subsequently, effective May 26, 2021, the Vice President, Rates and Regulatory Affairs, and Acting Vice President, External Affairs was separated from FirstEnergy related to her inaction regarding an amendment in 2015 of the purported consulting agreement discussed above.

Additionally, on February 17, 2021, the Board appointed Mr. John W. Somerhalder II to the positions of Vice Chairperson of the Board and Executive Director of FE, each effective as of March 1, 2021. Mr. Donald T. Misheff will continue to serve as Non-Executive Chairman of the Board. Mr. Somerhalder will help lead efforts to enhance FirstEnergy’s reputation. On March 7, 2021, the Board appointed Mr. Steven E. Strah to the position of Chief Executive Officer of FirstEnergy, effective as of March 8, 2021. On March 7, 2021, at the recommendation of the FirstEnergy Corporate Governance and Corporate Responsibility Committee, the Board also elected Mr. Strah as a Director of FirstEnergy, effective as of March 8, 2021.

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
ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of FirstEnergy, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021. Based on that evaluation, the chief executive officer and chief financial officer of FirstEnergy have concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the material weakness in internal control over financial reporting described below.

Notwithstanding the material weakness described below, management has concluded that its consolidated financial statements included in the current and prior period filings were not materially misstated and presented fairly, in all material respects, FirstEnergy’s consolidated financial statements as of the three and six months ended June 30, 2021 and 2020.

Material Weakness in Internal Control Over Financial Reporting Existing as of June 30, 2021

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of FirstEnergy’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain an effective control environment as our senior management failed to set an appropriate tone at the top. Specifically, certain members of senior management failed to reinforce the need for compliance with FirstEnergy’s policies and its code of conduct, which resulted in inappropriate conduct that was inconsistent with FirstEnergy’s policies and its code of conduct.

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

•the termination of certain members of senior management, including FirstEnergy’s former Chief Executive Officer, for violations of certain FirstEnergy policies and its code of conduct;

•the separation of two senior members of the legal department, due to inaction and conduct that the Board of Directors determined was influenced by the improper tone at the top;

•the establishment of a subcommittee of FirstEnergy’s Audit Committee, who, with the Board of Directors, assessed the compliance program, provided recommendations, and is overseeing the implementation of changes (as appropriate) in FirstEnergy’s compliance program;

•the appointment of a new Chief Legal Officer;

•the appointment of a new Vice Chairperson of the Board and Executive Director to help lead efforts to enhance FirstEnergy’s reputation with external stakeholders;

•the appointment of new independent directors to the Board;

•the appointment of a new Chief Ethics & Compliance Officer who is overseeing the ethics and compliance program and implementation of enhancements to the existing compliance structure and role;

•the Board of Directors’ reinforcement of and executive team’s recommitment to the importance of setting appropriate tone at the top and the expectation to demonstrate FirstEnergy’s core values and behaviors which support an ethical and compliant culture, as well as adherence to internal control over financial reporting; and

•increased communication and training of employees with respect to:

•our commitment to ethical standards and integrity of our business procedures,
•compliance requirements,
•our code of conduct and other FirstEnergy policies, and
•availability of and the process for reporting suspected violations of law or code of conduct.

Management and the Board of Directors are committed to maintaining a strong internal control environment and believes the above efforts will effectively remediate the material weakness; however, the material weakness cannot be considered remediated until the applicable remedial actions are implemented and operating for a sufficient period of time to allow management to conclude, through testing, that a remediation plan is implemented and the controls are operating effectively. Management, under the oversight of the Board of Directors, has developed and are implementing a comprehensive remediation plan, and continues to consider additional enhancement measures, as appropriate, which includes defined responsibilities and measurable milestones to evaluate the progress of the remediation activities. Management and the Board of Directors are monitoring the progress of these activities on an ongoing basis and management will continue to assess the effectiveness of the remediation efforts in connection with evaluations of internal control over financial reporting.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 8, “Regulatory Matters,” and Note 9, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2020, and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which could materially affect FirstEnergy’s business, financial condition or future results.

The information set forth in this report, including without limitation, the risk factors presented below, updates and should be read in conjunction with, the risk factors and information disclosed in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2020, and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

We Have Received Requests for Information Related to Government Investigations. The Investigations and Related Litigation Could Have a Material Adverse Effect on our Reputation, Business, Financial Condition, Results of Operations, Liquidity or Cash Flows.

On July 21, 2020, we received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio requesting the production of information concerning an investigation surrounding HB 6 involving the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Following the announcement of the investigation surrounding HB 6, certain of our stockholders and customers filed several lawsuits against us and certain current and former directors, officers and other employees. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FirstEnergy, and on September 1, 2020, issued subpoenas to FirstEnergy and certain of its officers. We are cooperating with both the U.S. Attorney’s Office and the SEC in their ongoing investigations. On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the previously disclosed U.S. Attorney’s Office investigation into FirstEnergy relating to FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, which, among other things requires FE to pay a monetary penalty of $230 million. With respect to the SEC, we believe that it is probable that FE will incur a loss in connection with the resolution of the SEC’s investigation. Given the ongoing nature and complexity of such investigation, we cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the SEC investigation but such resolution could have a material adverse effect on our reputation, business, financial condition, results of operations, liquidity or cash flows. See Note 9, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements, for additional details on the government investigations and subsequent litigation surrounding HB 6.

The investigations and litigation related to HB 6 could divert management’s focus and have resulted in, and could continue to result in substantial investigation expenses, and the commitment of substantial corporate resources. The outcome of the government investigations and related litigation is inherently uncertain. If one or more legal matters, were resolved against us, our reputation, business, financial condition, results of operations, liquidity or cash flows may be adversely affected. Further, such an outcome could result in settlement agreements, significant monetary damages, remedial corporate measures or other relief against us that could adversely impact our operations. These matters are likely to continue to have an adverse impact on the trading prices of our securities.

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

We Have Received Requests for Information Related to Government Investigations. Related Potential Adverse Impacts on Federal or State Regulatory Matters Could Have a Material Adverse Effect on our Reputation, Business, Financial Condition, Results of Operations, Liquidity or Cash Flows

On July 21, 2020, we received subpoenas for records from the U.S. Attorney’s Office for the S.D. Ohio requesting the production of information concerning an investigation surrounding HB 6 involving the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the previously disclosed U.S. Attorney’s Office investigation into FirstEnergy relating to FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, which, among other things requires FE to pay a monetary penalty of $230 million. The filing of the criminal information agreed to in the DPA, which included a single charge that FE conspired to commit honest services wire fraud, as well as any future allegations of non-compliance with anti-corruption laws could have an adverse impact on our reputation or relationships with the various federal, state and local regulatory authorities that significantly influence our operating environment. Further, any such failure to have complied with anti-corruption laws could result in a material inquiry or investigation by such federal, state and local regulatory agencies, and result in adverse rulings against us, which could have a material adverse impact on our financial condition, operating results and operations.

On January 26, 2021, staff of FERC’s Division of Investigations issued a letter directing FirstEnergy to preserve and maintain all documents and information related to an ongoing audit being conducted by FERC’s Division of Audits and Accounting, including activities relating to lobbying and governmental affairs activities concerning HB 6. Subsequently, on February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6. We are cooperating with the FERC in the ongoing audit and investigation. With respect to the FERC Division of Investigations matter, we believe that it is probable that FirstEnergy will incur a loss in connection with its resolution. Given the ongoing nature and complexity of such investigation, we cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the FERC Division of Investigations matter but such resolution could have a material adverse effect on our reputation, business, financial condition, results of operations, liquidity or cash flows. See Note 8, "Regulatory Matters," and Note 9, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements, for additional details on the government investigations and regulatory matters related to the investigation of HB 6.

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
• On December 30, 2020, the PUCO reinstated the requirement that the Ohio Companies file a distribution rate case by May 31, 2024, which requirement had previously been eliminated by the PUCO in November 2019.
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
•On April 22, 2021, in anticipation of the effective date of HB 128 and in accordance with HB 128’s provisions regarding the prompt refund of decoupling funds, the Ohio Companies filed an application with the PUCO to modify CSR to return such amount over twelve months commencing June 1, 2021. On July 7, 2021, the PUCO issued an order approving the Ohio Companies’ modified application and directed that all funds collected through CSR be refunded to customers over a single billing cycle beginning August 1, 2021.

While FirstEnergy is committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings currently underway, the rates our Utilities and Transmission Companies are allowed to charge may be decreased as a result of actions taken by FERC or by a state regulatory commission to which our Utilities is subject to jurisdiction, whether as a result of the DPA, any failure to have complied with anti-corruption laws, or otherwise. Also, in connection with our internal investigation, we identified certain transactions, which, in some instances, extended back ten years or more, including vendor services, that were either improperly classified, misallocated to certain of the Utilities and Transmission Companies, or lacked proper supporting documentation. These transactions resulted in amounts collected from customers that were immaterial to FirstEnergy, and the Utilities and Transmission Companies are working with the appropriate regulatory agencies to address these amounts.

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

If We Violate our DPA That We Entered Into on July 20, 2021, It Could Have an Adverse Effect on our Reputation and Consolidated Financial Statements

On July 21, 2021, we entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the previously disclosed U.S. Attorney’s Office investigation into us relating to our lobbying and governmental affairs activities concerning HB 6. Under the DPA, the U.S. Attorney’s Office filed a single charge alleging that we conspired to commit honest services wire fraud. The DPA provides that the U.S. Attorney’s Office will defer any prosecution of such conspiracy charge and any other criminal or civil case against us in connection with the matters identified therein for a three-year period subject to certain obligations of ours, including, but not limited to, the following: (i) continued cooperation with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) payment of a criminal monetary penalty totaling $230 million; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) publication of a public acknowledgement of our conduct, including a statement, as dictated in the DPA, regarding our use of 501(c)(4) entities; and (v) continued implementation and review of our compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of the U.S. laws throughout its operations, and to take certain related remedial measures. If we are found to have breached the terms of the DPA, the U.S. Attorney’s Office may elect to prosecute, or bring a civil action against, us for conduct alleged in the DPA or known to the government, which could result in fines or penalties and could have a material adverse impact on our reputation or relationships with regulatory and legislative authorities, customers and other stakeholders, as well as our consolidated financial statements.

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

Our credit agreements contain certain negative and affirmative covenants. Our ability to comply with the covenants and restrictions contained in our FE Revolving Facility and FET Revolving Facility has been and may, in the future, be affected by events related to the ongoing government investigations or otherwise.

On July 21, 2021, FE and the Utilities and FET and certain of its subsidiaries entered into amendments to the FE Revolving Facility and the FET Revolving Facility, respectively. The amendments provide for modifications and/or waivers of (i) certain representations and warranties, (ii) certain affirmative and negative covenants, contained therein, and (iii) any resulting event of default, which, in each case, resulted either from FE entering into the DPA or as a consequence of the facts and circumstances described in the DPA, thus allowing FirstEnergy to be in compliance with the revolving credit facilities and maintain access to the liquidity provided thereunder. In addition, we may be required to seek additional covenant waivers in future periods, and there can be no assurance that we will be able to obtain such waivers on favorable terms, or at all.

A breach of any of the covenants contained in our credit agreements, including any breach related to alleged failures to comply with anti-corruption and anti-bribery laws, could result in an event of default under such agreements, and we would not be able to access our credit facilities for additional borrowings and letters of credit while any default exists. Upon the occurrence of such an event of default, any amounts outstanding under our credit facilities could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If indebtedness under our credit facilities is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. In addition, certain events, including but not limited to any covenant breach related to alleged failures to comply with anti-corruption and anti-bribery laws, an event of default under our credit agreements, and the acceleration of applicable commitments under such facilities could restrict our ability to obtain additional or replacement financing on acceptable terms or at all. The operating and financial restrictions and covenants in our credit facilities and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

On July 20, 2021, the Board of FirstEnergy approved and adopted a new Code of Business Conduct and Ethics, which became effective immediately. The Code of Business Conduct is applicable to all directors, officers, employees, contractors and temporary workers of FirstEnergy, including FirstEnergy’s principal executive officer, principal financial officer and principal accounting officer. The new Code of Business Conduct (i) promotes and emphasizes FirstEnergy’s commitment to compliance and ethics; (ii) fosters a “speak up” culture in which stakeholders are encouraged to report actual or suspected Code of Business Conduct violations without fear of retaliation; (iii) improves readability; and (iv) promotes understanding of compliance commitments and expectations.

Adoption of the Code of Business Conduct did not result in any explicit or implicit waiver of any provision of the Code of Business Conduct. A copy of the new Code of Business Conduct is available on FirstEnergy’s website at www.firstenergycorp.com (under Investors > Governance > Ethics and Business Conduct Policies and Statements). The foregoing summary is qualified in its entirety by the full text of the Code, which is filed as Exhibit 14.1 and incorporated herein by reference. The other contents of FirstEnergy’s website are not incorporated by reference in this report.

ITEM 6.        EXHIBITS

Exhibit Number		Description

(A)(B)	10.1	Form of 2021-2023 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement
(A)(B)	10.2	Form of 2021-2023 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement
(A)(B)	10.3	Form of Restricted Stock Award Agreement
(A)(B)	10.4	Voluntary Retirement Agreement with Gary D. Benz
(A)(B)	10.5	Restricted Stock Award Agreement to John W. Somerhalder II
	10.6	Deferred Prosecution Agreement, dated as of July 21, 2021 (incorporated by reference to FE’s Form 8-K filed July 22, 2021, Exhibit 10.1, File No. 333-21011)
	10.7
Waiver and Amendment No. 4 to Credit Agreement, dated as of July 21, 2021, among FE, The Cleveland Electric Illuminating Company, Metropolitan Edison Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company, Jersey Central Power & Light Company, Monongahela Power Company, Pennsylvania Electric Company, The Potomac Edison Company and West Penn Power Company, as borrowers, Mizuho Bank, Ltd., as administrative agent, and the lenders identified therein (incorporated by reference to FE’s Form 8-K filed July 22, 2021, Exhibit 10.2, File No. 333-21011)

	10.8
Waiver and Amendment No. 4 to Credit Agreement, dated as of July 21, 2021, to Credit Agreement, among FirstEnergy Transmission, LLC, American Transmission Systems, Incorporated, Mid-Atlantic Interstate Transmission, LLC and Trans-Allegheny Interstate Line Company, as borrowers, and PNC Bank, National Association, as administrative agent, and the lenders identified therein (incorporated by reference to FE’s Form 8-K filed July 22, 2021, Exhibit 10.3, File No. 333-21011)

(A)	14.1	Code of Business Conduct and Ethics
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
July 22, 2021

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer