Form 10-Q
period 2021-09-30
FIRSTENERGY CORP
filed 2021-10-28
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF SEPTEMBER 30, 2021
Common Stock, $0.10 par value	544,419,619
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
•The potential of non-compliance with debt covenants in our credit facilities.
•The risks and uncertainties associated with litigation, arbitration, mediation and similar proceedings.
•Legislative and regulatory developments, including, but not limited to, matters related to rates, compliance and enforcement activity.
•The ability to accomplish or realize anticipated benefits from our FE Forward initiative and our other strategic and financial goals, including, but not limited to, maintaining financial flexibility, overcoming current uncertainties and challenges associated with the ongoing government investigations, executing our transmission and distribution investment plans, greenhouse gas reduction goals, controlling costs, improving our credit metrics, growing earnings, and strengthening our balance sheet through a sale of a minority interest in certain of our transmission assets and/or issuance of additional equity.
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
•Changes in national and regional economic conditions, including inflationary pressure, affecting us and/or our customers and those vendors with which we do business.
•The risks associated with cyber-attacks and other disruptions to our, or our vendors’, information technology system, which may compromise our operations, and data security breaches of sensitive data, intellectual property and proprietary or personally identifiable information.
•The ability to comply with applicable reliability standards and energy efficiency and peak demand reduction mandates.
•Changes to environmental laws and regulations, including, but not limited to, those related to climate change.
•Changing market conditions affecting the measurement of certain liabilities and the value of assets held in our pension trusts, or causing us to make contributions sooner, or in amounts that are larger, than currently anticipated.
•Labor disruptions by our unionized workforce.
•Changes to significant accounting policies.
•Any changes in tax laws or regulations, or adverse tax audit results or rulings.
•The risks and other factors discussed from time to time in our SEC filings.

Dividends declared from time to time on our common stock during any period may in the aggregate vary from prior periods due to circumstances considered by our FE Board at the time of the actual declarations. A security rating is not a recommendation to buy or hold securities and is subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

2021 Credit Facilities	Collectively, the six separate senior unsecured five-year syndicated revolving credit facilities entered into by FE, FET, the Utilities, and the Transmission Companies, on October 18, 2021
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FE	FirstEnergy Corp., a public utility holding company
FE Revolving Facility	FE and the Utilities’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
FENOC	Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates NG’s nuclear generating facilities
FES	Energy Harbor LLC. (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, which provides energy-related products and services
FES Debtors	FES, FENOC, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage LLC, and FGMUC
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, the parent company of ATSI, KATCo, MAIT and TrAIL, and has a joint venture in PATH
FET Revolving Facility	FET and certain of its subsidiaries’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	Energy Harbor Generation LLC (formerly known as FirstEnergy Generation, LLC), a subsidiary of EH, which owns and operates fossil generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a subsidiary of FG
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPUN	GPU Nuclear, Inc., a subsidiary of FE, which formerly operated TMI-2
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
KATCo	Keystone Appalachian Transmission Company, a subsidiary of FET
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	Energy Harbor Nuclear Generation LLC (formerly known as FirstEnergy Nuclear Generation, LLC), a subsidiary of EH, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ACE	Affordable Clean Energy	ENEC	Expanded Net Energy Cost
ADIT	Accumulated Deferred Income Taxes	EPA	United States Environmental Protection Agency
AEP	American Electric Power Company, Inc.	EPS	Earnings per Share
AFS	Available-for-sale	ERO	Electric Reliability Organization
AFUDC	Allowance for Funds Used During Construction	ESP IV	Electric Security Plan IV
AMI	Advance Metering Infrastructure	Facebook®	Facebook is a registered trademark of Facebook, Inc.
AOCI	Accumulated Other Comprehensive Income (Loss)	FASB	Financial Accounting Standards Board
ARO	Asset Retirement Obligation	FE Board	FE Board of Directors
ARP	Alternative Revenue Program	FERC	Federal Energy Regulatory Commission
ASC	Accounting Standard Codification	FES Bankruptcy	FES Debtors’ voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court
ASU	Accounting Standards Update	Fitch	Fitch Ratings Service
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	FPA	Federal Power Act
BGS	Basic Generation Service	FTR	Financial Transmission Right
CAA	Clean Air Act	GAAP	Accounting Principles Generally Accepted in the United States of America
CCR	Coal Combustion Residuals	GHG	Greenhouse Gases
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
CFR	Code of Federal Regulations	HB 128	House Bill 128, as passed by Ohio's 134th General Assembly
CO2	Carbon Dioxide	LIBOR	London Inter-Bank Offered Rate
Code of Business Conduct	The FirstEnergy Code of Business Conduct and Ethics as approved by the FE Board on July 20, 2021	LOC	Letter of Credit
COVID-19	Coronavirus disease	LTIIPs	Long-Term Infrastructure Improvement Plans
CPP	EPA’s Clean Power Plan	MDPSC	Maryland Public Service Commission
CSAPR	Cross-State Air Pollution Rule	MGP	Manufactured Gas Plants
CSR	Conservation Support Rider	MISO	Midcontinent Independent System Operator, Inc.
CTA	Consolidated Tax Adjustment	Moody’s	Moody’s Investors Service, Inc.
CWA	Clean Water Act	MW	Megawatt
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit	MWH	Megawatt-hour
DCR	Delivery Capital Recovery	NAAQS	National Ambient Air Quality Standards
DMR	Distribution Modernization Rider	NDT	Nuclear Decommissioning Trust
DOE	United States Department of Energy	NERC	North American Electric Reliability Corporation
DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and S.D. Ohio	NJ Rate Counsel	New Jersey Division of Rate Counsel
DSIC	Distribution System Improvement Charge	NJBPU	New Jersey Board of Public Utilities
DSP	Default Service Plan	NOL	Net Operating Loss
EDC	Electric Distribution Company	NOx	Nitrogen Oxide
EDIS	Electric Distribution Investment Surcharge	NPDES	National Pollutant Discharge Elimination System
EE&C	Energy Efficiency and Conservation	NRC	Nuclear Regulatory Commission
EEI	Edison Electric Institute	NUG	Non-Utility Generation
EGS	Electric Generation Supplier	NYPSC	New York State Public Service Commission
EGU	Electric Generation Units	OAG	Ohio Attorney General
EH	Energy Harbor Corp.	OCA	Office of Consumer Advocate
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act	OCC	Ohio Consumers’ Counsel

ODSA	Ohio Development Service Agency	RTO	Regional Transmission Organization
OPEB	Other Post-Employment Benefits	S&P	Standard & Poor’s Ratings Service
OPIC	Other Paid-in Capital	S.D. Ohio	Southern District of Ohio
OVEC	Ohio Valley Electric Corporation	SBC	Societal Benefits Charge
PA DEP	Pennsylvania Department of Environmental Protection	SCOH	Supreme Court of Ohio
PIR	Phase-In Recovery Rider	SEC	United States Securities and Exchange Commission
PJM	PJM Interconnection, LLC	SEET	Significantly Excessive Earnings Test
PJM Tariff	PJM Open Access Transmission Tariff	SIP	State Implementation Plan(s) Under the Clean Air Act
POLR	Provider of Last Resort	SLC	Special Litigation Committee of the FE Board
PPA	Purchase Power Agreement	SO2	Sulfur Dioxide
PPB	Parts per Billion	SOS	Standard Offer Service
PPUC	Pennsylvania Public Utility Commission	SREC	Solar Renewable Energy Credit
PUCO	Public Utilities Commission of Ohio	SSO	Standard Service Offer
PURPA	Public Utility Regulatory Policies Act of 1978	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
RCRA	Resource Conservation and Recovery Act	TMI-1	Three Mile Island Unit 1
Regulation FD	Regulation Fair Disclosure promulgated by the SEC	TMI-2	Three Mile Island Unit 2
RFC	ReliabilityFirst Corporation	Twitter®	Twitter is a registered trademark of Twitter, Inc.
RFP	Request for Proposal	VIE	Variable Interest Entity
RGGI	Regional Greenhouse Gas Initiative	VSCC	Virginia State Corporation Commission
ROE	Return on Equity	WVPSC	Public Service Commission of West Virginia

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions, except per share amounts)	2021	2020	2021	2020

REVENUES:
Distribution services and retail generation	$2,550	$2,470	$6,882	$6,624
Transmission	411	408	1,223	1,185
Other	163	144	367	444
Total revenues(1)	3,124	3,022	8,472	8,253

OPERATING EXPENSES:
Fuel	132	101	362	276
Purchased power	874	766	2,206	2,073
Other operating expenses	856	937	2,326	2,416
Provision for depreciation	326	316	972	954
Amortization (deferral) of regulatory assets, net	30	(91)	171	(26)
General taxes	275	272	812	792
DPA penalty (Note 9)	—	—	230	—
Gain on sale of Yards Creek (Note 8)	—	—	(109)	—
Total operating expenses	2,493	2,301	6,970	6,485

OPERATING INCOME	631	721	1,502	1,768

OTHER INCOME (EXPENSE):
Miscellaneous income, net	136	100	379	303
Pension and OPEB mark-to-market adjustment (Note 5)	—	—	—	(423)
Interest expense	(283)	(266)	(855)	(792)
Capitalized financing costs	20	21	54	57
Total other expense	(127)	(145)	(422)	(855)

INCOME BEFORE INCOME TAXES	504	576	1,080	913

INCOME TAXES	88	116	271	122

INCOME FROM CONTINUING OPERATIONS	416	460	809	791

Discontinued operations (Note 3)(2)	47	(6)	47	46

NET INCOME	$463	$454	$856	$837

EARNINGS PER SHARE OF COMMON STOCK (Note 4):
Basic - Continuing Operations	$0.76	$0.85	$1.48	$1.46
Basic - Discontinued Operations	0.09	(0.01)	0.09	0.08
Basic - Earnings Per Share of Common Stock	$0.85	$0.84	$1.57	$1.54

Diluted - Continuing Operations	$0.76	$0.85	$1.48	$1.46
Diluted - Discontinued Operations	0.09	(0.01)	0.09	0.08
Diluted - Earnings Per Share of Common Stock	$0.85	$0.84	$1.57	$1.54

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	544	542	544	542
Diluted	545	543	545	543

(1) Includes excise and gross receipts tax collections of $103 million and $100 million during the three months ended September 30, 2021 and 2020, respectively, and $283 million and $276 million during the nine months ended September 30, 2021 and 2020, respectively.

(2) Net of income tax expense (benefits) of $(47) million for the three and nine months ended September 30, 2021, and $6 million and $(29) million for the three and nine months ended September 30, 2020, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

NET INCOME	$463	$454	$856	$837

OTHER COMPREHENSIVE LOSS:
Pension and OPEB prior service costs	(3)	(3)	(10)	(30)
Amortized losses on derivative hedges	—	—	1	1
Other comprehensive loss	(3)	(3)	(9)	(29)
Income tax benefits on other comprehensive loss	(1)	(1)	(3)	(7)
Other comprehensive loss, net of tax	(2)	(2)	(6)	(22)

COMPREHENSIVE INCOME	$461	$452	$850	$815

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$577	$1,734
Restricted cash	107	67
Receivables-
Customers	1,273	1,367
Less — Allowance for uncollectible customer receivables	159	164
	1,114	1,203
Other, net of allowance for uncollectible accounts of $12 in 2021 and $26 in 2020	250	236
Materials and supplies, at average cost	245	317
Prepaid taxes and other	239	157
	2,532	3,714
PROPERTY, PLANT AND EQUIPMENT:
In service	45,032	43,654
Less — Accumulated provision for depreciation	12,460	11,938
	32,572	31,716
Construction work in progress	1,733	1,578
	34,305	33,294

PROPERTY, PLANT AND EQUIPMENT, NET - HELD FOR SALE (NOTE 8)	—	45

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments (Note 7)	632	605
Regulatory assets	90	82
Other	677	1,106
	7,017	7,411
	$43,854	$44,464
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$1,230	$146
Short-term borrowings	—	2,200
Accounts payable	876	827
Accrued interest	291	282
Accrued taxes	641	640
Accrued compensation and benefits	369	349
Other	687	560
	4,094	5,004
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 544,419,619 and 543,117,533 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	54	54
Other paid-in capital	9,468	10,076
Accumulated other comprehensive loss	(11)	(5)
Accumulated deficit	(2,032)	(2,888)
Total stockholders’ equity	7,479	7,237
Long-term debt and other long-term obligations	22,503	22,131
	29,982	29,368
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	3,366	3,095
Retirement benefits	3,124	3,345
Regulatory liabilities	2,015	1,826
Other	1,273	1,826
	9,778	10,092
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 9)
	$43,854	$44,464

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount
Balance, January 1, 2021	543	$54	$10,076	$(5)	$(2,888)	$7,237
Net income					335	335
Other comprehensive loss, net of tax				(2)		(2)
Share-based benefit plans	1		2			2
Cash dividends declared on common stock ($0.39 per share in March)			(212)			(212)
Balance, March 31, 2021	544	$54	$9,866	$(7)	$(2,553)	$7,360
Net income					58	58
Other comprehensive loss, net of tax				(2)		(2)
Share-based benefit plans			14			14
Balance, June 30, 2021	544	$54	$9,880	$(9)	$(2,495)	$7,430
Net income					463	463
Other comprehensive loss, net of tax				(2)		(2)
Share-based benefit plans			13			13
Cash dividends declared on common stock ($0.39 per share in July and September)			(425)			(425)
Balance, September 30, 2021	544	$54	$9,468	$(11)	$(2,032)	$7,479

	Nine Months Ended September 30, 2020
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount
Balance, January 1, 2020	541	$54	$10,868	$20	$(3,967)	$6,975
Net income					74	74
Other comprehensive loss, net of tax				(18)		(18)
Stock Investment Plan and share-based benefit plans	1		(6)			(6)
Cash dividends declared on common stock ($0.39 per share in March)			(211)			(211)
Balance, March 31, 2020	542	$54	$10,651	$2	$(3,893)	$6,814
Net income					309	309
Other comprehensive loss, net of tax				(2)		(2)
Stock Investment Plan and share-based benefit plans			22			22
Balance, June 30, 2020	542	$54	$10,673	$—	$(3,584)	$7,143
Net income					454	454
Other comprehensive loss, net of tax				(2)		(2)
Stock Investment Plan and share-based benefit plans	1		17			17
Cash dividends declared on common stock ($0.39 per share in July and September)			(424)			(424)
Balance, September 30, 2020	543	$54	$10,266	$(2)	$(3,130)	$7,188
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$856	$837
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	1,162	804
Deferred income taxes and investment tax credits, net	255	124
Retirement benefits, net of payments	(310)	(218)
Pension and OPEB mark-to-market adjustment	—	423
Settlement agreement and tax sharing payments to the FES Debtors	—	(978)
Transmission revenue collections, net	120	1
Gain on sale of Yards Creek	(109)	—
Gain on disposal, net of tax (Note 3)	(47)	(46)
Changes in current assets and liabilities-
Receivables	76	(33)
Materials and supplies	73	(23)
Prepaid taxes and other current assets	(34)	(57)
Accounts payable	49	(72)
Accrued taxes	(124)	4
Accrued interest	9	34
Accrued compensation and benefits	(2)	65
Other current liabilities	(19)	(16)
Collateral, net	101	22
Other	48	(20)
Net cash provided from operating activities	2,104	851

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	1,500	3,425
Redemptions and repayments-
Long-term debt	(58)	(1,110)
Short-term borrowings, net	(2,200)	(700)
Common stock dividend payments	(636)	(634)
Other	(16)	(44)
Net cash provided from (used for) financing activities	(1,410)	937

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,768)	(1,979)
Proceeds from sale of Yards Creek	155	—
Sales of investment securities held in trusts	29	45
Purchases of investment securities held in trusts	(37)	(63)
Asset removal costs	(178)	(175)
Other	(12)	1
Net cash used for investing activities	(1,811)	(2,171)

Net change in cash, cash equivalents, and restricted cash	(1,117)	(383)
Cash, cash equivalents, and restricted cash at beginning of period	1,801	679
Cash, cash equivalents, and restricted cash at end of period	$684	$296

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

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, MP, AGC (a wholly owned subsidiary of MP), PE, WP, and FET and its principal subsidiaries (ATSI, MAIT and TrAIL). In addition, FE holds all of the outstanding equity of other direct subsidiaries including: AE Supply, FirstEnergy Properties, Inc., FEV, FirstEnergy License Holding Company, GPUN, Allegheny Ventures, Inc., and Suvon, LLC, doing business as both FirstEnergy Home and FirstEnergy Advisors.

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
PN, as lessee of the property of its subsidiary, the Waverly Electric Light & Power Company, serves approximately 4,000 customers in the Waverly, New York vicinity. On February 10, 2021, PN entered into an agreement to transfer its customers and the related assets in Waverly, New York to Tri-County Rural Electric Cooperative; the completion of such transfer is subject to several closing conditions including regulatory approval, which are ongoing.
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

Capitalized Financing Costs

For each of the three months ended September 30, 2021 and 2020, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $13 million of allowance for equity funds used during construction and $7 million and $8 million, respectively, of capitalized interest. For each of the nine months ended September 30, 2021 and 2020, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $34 million and $36 million, respectively, of allowance for equity funds used during construction and $20 million and $21 million, respectively, of capitalized interest.

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

FirstEnergy reviews its allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, amount of receivable balances that are past-due, payment options and programs available to customers, and the methods that the Utilities are able to utilize to ensure payment. This analysis includes consideration of the outbreak of COVID-19 and the impact on customer receivable balances outstanding and write-offs since the pandemic began.

Beginning March 13, 2020, FirstEnergy temporarily suspended customer disconnections for nonpayment and ceased collection activities as a result of the ongoing pandemic and in accordance with state regulatory requirements. The temporary suspension of disconnections for nonpayment and ceasing of collection activities extended into the fourth quarter of 2020 but resumed for many customers before the end of 2020, except in New Jersey where the moratorium was extended until the end of 2021. Customers are subject to each state's applicable regulations on winter moratoriums for residential customers, which begin as early as November 1, 2020, and were in effect until April 15, 2021. During 2021, FirstEnergy has experienced a reduction in the amount of receivables that are past due by greater than 30 days since the end of 2020. While total customer arrears balances continue to decrease in 2021, balances that are over 120 days past due continue to be elevated. Furthermore, FirstEnergy also considered other factors as part of this qualitative assessment, such as certain federal stimulus and state funding being made available to assist with past due utility bills. As a result of this qualitative analysis, FirstEnergy did not recognize any incremental uncollectible expense in the nine months ended September 30, 2021.

Receivables from customers also include PJM receivables resulting from transmission and wholesale sales. FirstEnergy’s uncollectible risk on PJM receivables is minimal due to the nature of PJM’s settlement process whereby members of PJM legally agree to share the cost of defaults and as a result there is no allowance for doubtful accounts.

Activity in the allowance for uncollectible accounts on customer receivables for the nine months ended September 30, 2021 and for the year ended December 31, 2020 are as follows:

(In millions)

Balance, January 1, 2020	$46
Charged to income (1)	174
Charged to other accounts (2)	46
Write-offs	(102)
Balance, December 31, 2020	$164
Charged to income (3)	30
Charged to other accounts (2)	34
Write-offs	(69)
Balance, September 30, 2021	$159
(1) $103 million of which was deferred for future recovery in the twelve months ended December 31, 2020.
(2) Represents recoveries and reinstatements of accounts written off for uncollectible accounts.
(3) $8 million of which was deferred for future recovery in the nine months ended September 30, 2021.
Goodwill
FirstEnergy evaluates goodwill for impairment annually on July 31 and more frequently if indicators of impairment arise. For 2021, FirstEnergy performed a qualitative assessment of the Regulated Distribution and Regulated Transmission reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment included: growth rates, interest rates, expected capital expenditures, utility sector market performance, regulatory and legal developments, and other market considerations. It was determined that the fair values of these reporting units were, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.
Short-Term Borrowings/ Revolving Credit Facilities

On October 18, 2021, FE, FET, the Utilities, and the Transmission Companies entered into six separate senior unsecured five-year syndicated revolving credit facilities with JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and PNC Bank, National Association (collectively, the “2021 Credit Facilities”), which replace the FE Revolving Facility and the FET Revolving Facility, and provide for aggregate commitments of $4.5 billion. The 2021 Credit Facilities are available until October 18, 2026, as follows:

•FE and FET, $1.0 billion revolving credit facility
•Ohio Companies, $800 million revolving credit facility
•Pennsylvania Companies, $950 million revolving credit facility
•JCP&L, $500 million revolving credit facility
•MP and PE, $400 million revolving credit facility
•Transmission Companies, $850 million credit facility

Under the 2021 Credit Facilities, an aggregate amount of $4.5 billion is available to be borrowed, repaid and reborrowed, subject to each borrower’s respective sublimit for each borrower under the respective facilities. These new credit facilities provide substantial liquidity to support the Regulated Distribution and Regulated Transmission businesses, and each of the operating companies within the businesses.
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

The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020, by type of service from each reportable segment:

	For the Three Months Ended September 30, 2021
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$1,534	$—	$(25)	$1,509
Retail generation	1,054	—	(13)	1,041
Wholesale sales	117	—	5	122
Transmission	—	411	—	411
Other	30	—	—	30
Total revenues from contracts with customers	$2,735	$411	$(33)	$3,113
ARP	—	—	—	—
Other non-customer revenue	24	4	(17)	11
Total revenues	$2,759	$415	$(50)	$3,124
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.

	For the Three Months Ended September 30, 2020
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services (2)	$1,503	$—	$(22)	$1,481
Retail generation	1,005	—	(16)	989
Wholesale sales	67	—	3	70
Transmission (2)	—	408	—	408
Other	35	—	—	35
Total revenues from contracts with customers	$2,610	$408	$(35)	$2,983
ARP (3)	25	—	—	25
Other non-customer revenue	26	5	(17)	14
Total revenues	$2,661	$413	$(52)	$3,022
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

Other non-customer revenue includes revenue from late payment charges of $9 million and $6 million for the three months ended September 30, 2021 and 2020, respectively. Other non-customer revenue also includes revenue from derivatives of $3 million and $8 million for the three months ended September 30, 2021 and 2020, respectively.

	For the Nine Months Ended September 30, 2021
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$4,177	$—	$(77)	$4,100
Retail generation	2,820	—	(38)	2,782
Wholesale sales	260	—	12	272
Transmission	—	1,223	—	1,223
Other	89	—	—	89
Total revenues from contracts with customers	$7,346	$1,223	$(103)	$8,466
ARP (2)	(27)	—	—	(27)
Other non-customer revenue	68	10	(45)	33
Total revenues	$7,387	$1,233	$(148)	$8,472
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Reflects amounts the Ohio Companies refunded to customers that was previously collected under decoupling mechanisms, with interest. See Note 8, “Regulatory Matters,” for further discussion on Ohio decoupling rates.

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
(3) ARP revenue for the nine months ended September 30, 2020, is primarily related to the reconciliation of Ohio decoupling rates. See Note 8, “Regulatory Matters,” for further discussion on Ohio decoupling rates.

Other non-customer revenue includes revenue from late payment charges of $27 million and $22 million for the nine months ended September 30, 2021 and 2020, respectively. Other non-customer revenue also includes revenue from derivatives of $5 million and $14 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the three and nine months ended September 30, 2021 and 2020, by class:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues by Customer Class	2021	2020	2021	2020
	(In millions)
Residential	$1,666	$1,621	$4,410	$4,220
Commercial	619	589	1,722	1,640
Industrial	284	278	810	814
Other	19	20	55	61
Total Revenues	$2,588	$2,508	$6,997	$6,735

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

Regulated Transmission

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are derived from forward-looking formula rates. See Note 8, “Regulatory Matters,” for additional information.

Forward-looking formula rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. Revenues and cash receipts for the stand-ready obligation of providing transmission service are recognized ratably over time.

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the three and nine months ended September 30, 2021 and 2020, by transmission owner:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Transmission Owner	2021	2020	2021	2020
	(In millions)
ATSI	$206	$202	$604	$598
TrAIL	59	61	176	182
MAIT	75	68	222	183
JCP&L	41	43	126	122
MP, PE and WP	30	34	95	100
Total Revenues	$411	$408	$1,223	$1,185
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

Summarized Results of Discontinued Operations

Summarized results of discontinued operations for the three and nine months ended September 30, 2021 and 2020, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

Revenues	$—	$—	$—	$7
Fuel	—	—	—	(6)
Other operating expenses	—	—	—	(6)
Other income	—	—	—	5
Income from discontinued operations, before tax	—	—	—	—
Income tax expense	—	—	—	—
Income from discontinued operations, net of tax	—	—	—	—

Settlement consideration	—	—	—	(1)
Accelerated net pension and OPEB prior service credits	—	—	—	18
Gain on disposal of FES and FENOC, before tax	—	—	—	17
Income taxes (benefits), including worthless stock deduction	(47)	6	(47)	(29)
Gain on disposal of FES and FENOC, net of tax	47	(6)	47	46

Income from discontinued operations	$47	$(6)	$47	$46

FirstEnergy’s Consolidated Statements of Cash Flows combine cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. For the nine months ended September 30, 2021 and 2020, cash flows from operating activities includes income from discontinued operations of $47 million and $46 million, respectively. There were no cash flows from investing or financing activities from discontinued operations for the nine months ended September 30, 2021 or 2020.

Income Taxes

For U.S. federal income taxes, the FES Debtors were included in FirstEnergy’s consolidated tax return until emergence from bankruptcy on February 27, 2020. As a result of the FES Debtors’ tax return deconsolidation, FirstEnergy recognized a worthless stock deduction, of approximately $4.9 billion, net of unrecognized tax benefits of $316 million, for the remaining tax basis in the stock of the FES Debtors. Tax-effected, the worthless stock deduction is approximately $1.0 billion, net of valuation allowances recorded against the state tax benefit ($19 million) and the aforementioned unrecognized tax benefits ($68 million). In conjunction with filing the 2020 consolidated federal income tax return during the third quarter of 2021, FirstEnergy computed a final federal NOL allocation between the FES Debtors and FirstEnergy consolidated that resulted in FirstEnergy recording an increase to the consolidated NOL carryforward of approximately $289 million ($61 million tax-effected).

4. EARNINGS PER SHARE OF COMMON STOCK

Basic EPS is computed using the weighted average number of common shares outstanding during the relevant period as the denominator. The denominator for diluted EPS of common stock reflects the weighted average of common shares outstanding plus the potential additional common shares that could result if dilutive securities and other agreements to issue common stock were exercised.

Diluted EPS reflects the dilutive effect of potential common shares from share-based awards. The dilutive effect of outstanding share-based awards was computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of the award would be used to purchase common stock at the average market price for the period.

The following table reconciles basic and diluted EPS of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of Basic and Diluted EPS	2021	2020	2021	2020

(In millions, except per share amounts)
Income from continuing operations	$416	$460	$809	$791
Discontinued operations, net of tax	47	(6)	47	46
Net Income	$463	$454	$856	$837

Share count information:
Weighted average number of basic shares outstanding	544	542	544	542
Assumed exercise of dilutive stock options and awards	1	1	1	1
Weighted average number of diluted shares outstanding	545	543	545	543

Earnings (Loss) Per Share of Common Stock:

Income from continuing operations, basic	$0.76	$0.85	$1.48	$1.46
Discontinued operations, basic	0.09	(0.01)	0.09	0.08
Basic earnings per share of common stock	$0.85	$0.84	$1.57	$1.54

Income from continuing operations, diluted	$0.76	$0.85	$1.48	$1.46
Discontinued operations, diluted	0.09	(0.01)	0.09	0.08
Diluted earnings per share of common stock	$0.85	$0.84	$1.57	$1.54

5. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The components of the consolidated net periodic costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended September 30,	2021	2020	2021	2020
	(In millions)
Service costs	$48	$47	$1	$1
Interest costs	57	71	3	4
Expected return on plan assets	(163)	(156)	(10)	(9)
Amortization of prior service costs (credits)(1)	1	1	(4)	(4)
Net periodic credits, including amounts capitalized	$(57)	$(37)	$(10)	$(8)
Net periodic credits, recognized in earnings	$(80)	$(56)	$(10)	$(8)

(1) The income tax benefits associated with pension and OPEB prior service costs amortized out of AOCI were $1 million for both the three months ended September 30, 2021 and 2020, respectively.

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Nine Months Ended September 30,	2021	2020	2021	2020
	(In millions)
Service costs	$145	$147	$3	$3
Interest costs	170	216	8	12
Expected return on plan assets	(489)	(464)	(27)	(25)
Amortization of prior service costs (credits)(1) (2)	3	12	(13)	(42)
One-time termination benefit (3)	—	8	—	—
Pension and OPEB mark-to-market adjustment	—	386	—	37
Net periodic costs (credits), including amounts capitalized	$(171)	$305	$(29)	$(15)
Net periodic costs (credits), recognized in earnings	$(243)	$240	$(30)	$(15)
(1) 2020 includes the acceleration of $18 million in net credits as a result of the FES Debtors’ emergence during the first quarter of 2020 and is a component of discontinued operations in FirstEnergy’s Consolidated Statements of Income.
(2) The income tax benefits associated with pension and OPEB prior service costs amortized out of AOCI were $3 million and $7 million for the nine months ended September 30, 2021 and 2020, respectively.
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

On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which among other things, extended shortfall amortization periods and modification of the interest rate stabilization rules for single-employer plans thereby impacting funding requirements. As a result, FirstEnergy does not currently expect to have a required contribution to the pension plan based on various assumptions including annual expected rate of returns for assets of 7.5%. However, FirstEnergy may elect to contribute to the pension plan voluntarily.
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

FirstEnergy’s effective tax rate on continuing operations for the three months ended September 30, 2021 and 2020, was 17.5% and 20.1%, respectively. The change in effective tax rate was primarily due to a $29 million decrease in the reserve for unrecognized tax benefits primarily related to positions on nondeductible interest under Section 163(j) that were effectively settled with the IRS in closing out audits of the 2018 and 2019 consolidated federal income tax returns.

FirstEnergy’s effective tax rate on continuing operations for the nine months ended September 30, 2021 and 2020, was 25.1% and 13.4%, respectively. In addition to the items mentioned above, the change in effective tax rate was primarily due to:
•The non-deductibility of the DPA penalty and $9 million of tax expense recorded in the second quarter of 2021 related to the remeasurement of West Virginia deferred income taxes resulting from a state tax law change (as discussed further below).
•The absence of a $10 million benefit from accelerated amortization of certain investment tax credits recorded in the second quarter of 2020.
•The absence of a $52 million benefit for reduction in valuation allowances in the first quarter of 2020 from the recognition of deferred gains on prior intercompany generation asset transfers triggered by the FES Debtors’ emergence from bankruptcy and deconsolidation from FirstEnergy’s consolidated federal income tax group.

See Note 3, “Discontinued Operations,” for other tax matters relating to the FES Bankruptcy that were recognized in discontinued operations.

During the three months ended September 30, 2021, FirstEnergy recorded a net $25 million decrease to the reserve for uncertain tax positions primarily due to the effectively settled positions discussed previously, partially offset by a $4 million increase in the reserve related to certain federal tax credits claimed on FirstEnergy’s 2020 federal income tax return. During the nine months ended September 30, 2021, FirstEnergy recorded a net $21 million decrease in its reserve for uncertain tax positions. The decrease primarily resulted from the effectively settled positions discussed previously and remeasurement for West Virginia deferred taxes (as discussed further below), partially offset by an increase of $15 million for benefits related to certain federal tax credits. As of September 30, 2021, it is reasonably possible that within the next twelve months FirstEnergy could record a net decrease of approximately $26 million to its reserve for uncertain tax positions due to the expiration of the statute of limitations or resolution with taxing authorities, of which approximately $24 million would impact FirstEnergy’s effective tax rate.

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

In August 2021, the IRS completed its examination of FirstEnergy’s 2018 and 2019 federal income tax returns and issued Full Acceptance Letters with no adjustments to FirstEnergy’s taxable income in either year. Tax year 2020 is currently under review by the IRS.
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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of September 30, 2021, from those used as of December 31, 2020. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$10	$10	$—	$—	$3	$3
Equity securities	2	—	—	2	2	—	—	2
U.S. state debt securities	—	271	—	271	—	276	—	276
Cash, cash equivalents and restricted cash(2)	684	—	—	684	1,801	—	—	1,801
Other(3)	—	43	—	43	—	41	—	41
Total assets	$686	$314	$10	$1,010	$1,803	$317	$3	$2,123

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(1)	$(1)	$—	$—	$—	$—
Total liabilities	$—	$—	$(1)	$(1)	$—	$—	$—	$—

Net assets (liabilities)(4)	$686	$314	$9	$1,009	$1,803	$317	$3	$2,123
(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2)Restricted cash of $107 million and $67 million as of September 30, 2021 and December 31, 2020 respectively, primarily relates to cash collected from JCP&L, MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective funding companies.
(3)Primarily consists of short-term investments.
(4)Excludes $1 million as of December 31, 2020, of net receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs contracts that are classified as Level 3 in the fair value hierarchy for the period ended September 30, 2021:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range			Weighted Average	Units
FTRs	$9	Model	RTO auction clearing prices	$0.50	to	$3.30	$1.40	Dollars/MWH

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

Generally, unrealized gains and losses on equity securities are recognized in income whereas unrealized gains and losses on AFS debt securities are recognized in AOCI. However, the spent nuclear fuel disposal trusts of JCP&L, ME and PN are subject to regulatory accounting with all gains and losses on equity and AFS debt securities offset against regulatory assets.

Spent Nuclear Fuel Disposal Trusts

JCP&L holds debt securities within the spent nuclear fuel disposal trust, which are classified as AFS securities, recognized at fair market value. The trust is intended for funding spent nuclear fuel disposal fees to the DOE associated with the previously owned Oyster Creek and TMI-1 nuclear power plants.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of September 30, 2021, and December 31, 2020:

	September 30, 2021(1)				December 31, 2020(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$277	$2	$(8)	$271	$275	$7	$(6)	$276
(1) Excludes short-term cash investments of $12 million.
    (2) Excludes short-term cash investments of $9 million.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and nine months ended September 30, 2021 and 2020, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020(1)	2021	2020(1)
	(In millions)
Sale proceeds	$16	$6	$29	$45
Realized gains	—	—	—	4
Realized losses	(1)	—	(2)	(7)
Interest and dividend income	3	4	8	18
(1) Includes amounts associated with NDTs that were previously held by JCP&L, ME, and PN. See above for additional information.

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies and equity method investments. Other investments were $349 million and $322 million as of September 30, 2021, and December 31, 2020, respectively, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In millions)
Carrying value	$23,819	$22,377
Fair value	$27,018	$25,465

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of September 30, 2021, and December 31, 2020.

During the nine months ended September 30, 2021, the following long-term debt was issued:

Company	Issuance Date	Interest Rate	Maturity	Amount	Use of proceeds

FET	3/19/2021	2.866%	2028	$500 million	Repay short-term borrowings under the former FET Revolving Facility.
MP	4/9/2021	3.55%	2027	$200 million	Fund MP’s ongoing capital expenditures, for working capital needs and for other general corporate purposes.
TE	5/6/2021	2.65%	2028	$150 million	Repay short-term borrowings, fund TE’s ongoing capital expenditures and for other general corporate purposes.
MAIT	5/24/2021	4.10%	2028	$150 million	Repay borrowings outstanding under FirstEnergy’s regulated company money pool, fund MAIT’s ongoing capital expenditures, to fund working capital and for other general corporate purposes.
JCP&L	6/10/2021	2.75%	2032	$500 million
Repay $450 million of short-term debt under the former FE Revolving Facility, storm recovery and restoration costs and expenses, to fund JCP&L’s ongoing capital expenditures, working capital requirements and for other general corporate purposes.

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

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2018-2020 and 2021-2023 EmPOWER Maryland program cycles, to the extent the MDPSC determines that cost-effective programs and services are available. PE's approved 2018-2020 EmPOWER Maryland plan continues and expands upon prior years' programs, and adds new programs, for a projected total investment of $116 million over the three-year period. PE recovers program investments with a return through an annually reconciled surcharge, with most costs subject to recovery over a five-year period with a return on the unamortized balance. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE. On September 1, 2020, PE filed its proposed plan for the 2021-2023 EmPOWER Maryland program cycle. The new plan largely continues PE’s existing programs with an estimated investment of approximately $148 million over the three-year period with similar recovery. The MDPSC approved the plan on December 18, 2020.

On March 22, 2019, MDPSC issued an order approving PE’s 2018 base rate case filing, which among other things, approved an annual rate increase of $6.2 million, approved three of the four EDIS programs for four years to fund enhanced service reliability programs, directed PE to file a new depreciation study within 18 months, and ordered the filing of a new base rate case in four years to correspond to the ending of the approved EDIS programs. On September 22, 2020, PE filed its depreciation study reflecting a slight increase in expense and is seeking the difference to be deferred for future recovery in PE’s next base rate case. On January 29, 2021, the Maryland Office of People's Counsel filed testimony recommending an annual reduction in depreciation expense of $10.8 million, and the staff of the MDPSC filed testimony recommending an annual reduction of $9.6 million. On May 26, 2021, the judge issued a Proposed Order which would reduce PE’s base rates by $2.1 million. PE filed an appeal of the Proposed Order to the MDPSC on June 25, 2021, which the MDPSC denied on October 26, 2021.

Maryland’s Governor issued an order on March 16, 2020, forbidding utilities from terminating residential service or charging late fees for non-payment for the duration of the COVID-19 pandemic. On April 9, 2020, the MDPSC issued an order allowing utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic, including incremental uncollectible expense, incurred from the date of the Governor’s order (or earlier if the utility could show that the expenses related to suspension of service terminations). In July 2020, the MDPSC subsequently issued orders allowing Maryland electric and gas utilities to resume residential service terminations for non-payment on November 15, 2020, subject to various restrictions, and clarifying that utilities could resume charging late fees on October 1, 2020. On June 16, 2021, the MDPSC provided PE with approximately $4 million of COVID-19 relief funds that was allocated by the Maryland General Assembly to be used to reduce certain residential customer utility account receivable arrearages.

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

On August 27, 2020, JCP&L filed an AMI Program with the NJBPU, which proposes the deployment of approximately 1.2 million advanced meters over a three-year period beginning on January 1, 2023, at a total cost of approximately $418 million, including the pre-deployment phase. The 3-year deployment is part of the 20-year AMI Program that is expected to cost a total of approximately $732 million and proposes a cost recovery mechanism through a separate AMI tariff rider. On February 26, 2021, JCP&L filed a letter requesting a suspension of the procedural schedule to allow for settlement discussions, which was granted on March 5, 2021. On September 14, 2021, JCP&L submitted a supplemental filing, which reflects increases in the AMI Program’s costs. Under the revised AMI Program, during the first six years of the AMI Program, JCP&L estimates cost of $494 million, consisting of capital expenditures of approximately $390 million, operations and maintenance expenses of approximately $73 million and cost of removal of $31 million. JCP&L expects a NJBPU order by the end of 2021.

On June 10, 2020, the NJBPU issued an order establishing a framework for the filing of utility-run energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act. Under the established framework, JCP&L will recover its program investments with a return over a ten-year amortization period and its operations and maintenance expenses on an annual basis, be eligible to receive lost revenues on energy savings that resulted from its programs and be eligible for incentives or subject to penalties based on its annual program performance, beginning in the fifth year of its program offerings. On September 25, 2020, JCP&L filed its energy efficiency and peak demand reduction program. JCP&L’s program consists of 11 energy efficiency and peak demand reduction programs and subprograms to be run from July 1, 2021, through June 30, 2024. On April 23, 2021, JCP&L filed a Stipulation of Settlement with the NJBPU for approval of recovery of lost revenues resulting from the programs and a three-year plan including total program costs of $203 million, of which $158 million of investment is recovered over a ten year amortization period with a return as well as operations and maintenance expenses and financing costs of $45 million recovered on an annual basis. On April 27, 2021, the NJBPU issued an Order approving the Stipulation of Settlement.
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

On September 23, 2020, the NJBPU issued an Order requiring all New Jersey electric distribution companies to file electric vehicle programs. JCP&L filed its electric vehicle program on March 1, 2021, which consists of six sub-programs, including a consumer education and outreach initiative that would begin on January 1, 2022, and continue over a four-year period. The total proposed budget for the electric vehicle program is approximately $50 million, of which $16 million is capital expenditures and $34 million is for operations and maintenance expenses. JCP&L is proposing to recover the electric vehicle program costs via a non-bypassable rate clause applicable to all distribution customer rate classes, which would become effective on January 1, 2022. On May 26, 2021, a procedural schedule was set to include evidentiary hearings the week of October 18, 2021. On July 16, 2021, the procedural schedule was extended by thirty days as requested by JCP&L to continue settlement discussions. On August 19, 2021, the presiding commissioner issued an order modifying the procedural schedule by extending the procedural schedule by ninety days as requested by JCP&L to continue settlement discussions.

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

ESP IV further provided for the Ohio Companies to collect DMR revenues, but the SCOH reversed the PUCO’s decision to include DMR in ESP IV. Subsequently, the PUCO entered an order directing the Ohio Companies to cease further collection through the DMR and credit back to customers a refund of the DMR funds collected since July 2, 2019. On July 15, 2019, the OCC filed an appeal with the SCOH, challenging the PUCO’s exclusion of DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for OE for calendar year 2017, and claiming a $42 million refund is due to OE customers. On December 1, 2020, the SCOH reversed the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for OE for calendar year 2017, and remanded the case to the PUCO with instructions to conduct new proceedings which include the DMR revenues in the analysis, determine the threshold against which the earned return is measured, and make other necessary determinations. FirstEnergy is unable to predict the outcome of these proceedings but has not deemed a liability probable as of September 30, 2021.

On July 23, 2019, Ohio enacted HB 6, which included provisions supporting nuclear energy, authorizing a decoupling mechanism for Ohio electric utilities and ending current energy efficiency program mandates. Under HB 6 the energy efficiency program mandates would have ended on December 31, 2020, provided that statewide energy efficiency mandates are achieved as determined by the PUCO. On February 24, 2021, the PUCO found that statewide energy efficiency mandates had been achieved, and ordered that Ohio electric utilities’ energy efficiency and peak demand reduction cost recovery riders terminate. Third-parties have challenged the Ohio Companies’ authorization to recover all lost distribution revenue under energy efficiency and peak demand reduction cost recovery riders. On October 18, 2021, the attorney examiner issued a procedural schedule setting hearings for December 22, 2021, on that issue. FirstEnergy is unable to predict the outcome of this proceeding.

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

As further discussed below, in connection with a partial settlement with the OAG and other parties, the Ohio Companies filed an application with the PUCO on February 1, 2021, to set the respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies elected to forego recovery of lost distribution revenue. FirstEnergy is committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings currently underway as further discussed herein. As a result of the partial settlement, and the decision to not seek lost distribution revenue, FirstEnergy recognized a $108 million pre-tax charge ($84 million after-tax) in the fourth quarter of 2020, and $77 million (pre-tax) of which is associated with forgoing collection of lost distribution revenue. On March 31, 2021, FirstEnergy announced that the Ohio Companies would proactively refund to customers amounts previously collected under decoupling, with interest, which total approximately $27 million. On April 22, 2021, in anticipation of the effective date of HB 128 and in accordance with HB 128’s provisions regarding the prompt refund of decoupling funds, the Ohio Companies filed an application with the PUCO to modify CSR to return such amount over twelve months commencing June 1, 2021. On June 17, 2021, the Ohio Companies agreed to modify their proposal to return such amount in a single lump sum to customers, beginning on July 1, 2021, or promptly upon obtaining PUCO approval. On July 7, 2021, the PUCO issued an order approving the Ohio Companies’ modified application and directed that all funds collected through CSR be refunded to customers over a single billing cycle beginning August 1, 2021.

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

On July 29, 2020, the PUCO consolidated the Ohio Companies’ applications for determination of the existence of significantly excessive earnings, or SEET, under ESP IV for calendar years 2018 and 2019, which had been previously filed on July 15, 2019, and May 15, 2020, respectively. On September 4, 2020, the PUCO opened its quadrennial review of ESP IV, consolidated it with the Ohio Companies’ 2018 and 2019 SEET Applications, and set a procedural schedule for the consolidated matters. On January 12, 2021, the PUCO consolidated these matters with the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017, which the SCOH had remanded to the PUCO. On March 1, 2021, the Ohio Companies filed testimony in the quadrennial review and supplemental testimony in the SEET cases for calendar years 2017 through 2019. The calculations included in the quadrennial review for 2020 through 2024 demonstrate that the prospective effect of ESP IV is not substantially likely to provide the Ohio Companies with significantly excessive earnings during the balance of ESP IV. In addition, the Ohio Companies’ quadrennial review testimony demonstrated that ESP IV continues to be more favorable in the aggregate and during the remaining term of ESP IV as compared to the expected results of a market rate offer. Further, the revised calculations included in the Ohio Companies’ supplemental SEET testimony for calendar years 2017 through 2019 demonstrated that the Ohio Companies did not have significantly excessive earnings, on an individual company basis or on a consolidated basis. On March 31, 2021, Governor DeWine signed House Bill 128, which repeals legislation passed in 2019 that permitted the Ohio Companies to file their SEET results on a consolidated basis instead of on an individual company basis. HB 128 was effective June 30, 2021. Further, the OCC and another party filed testimony on April 5, 2021, recommending refunds for one or more of the Ohio Companies for calendar years 2017 through 2019. On April 20, 2021, the Ohio Companies filed supplemental testimony in the quadrennial review providing prospective SEET values on an individual company basis, which demonstrate that the Ohio Companies are not projected to have significantly excessive earnings, on an individual company basis, during the balance of ESP IV. On October 18, 2021, the attorney examiner issued a procedural schedule setting hearings for December 13, 2021, to allow time for settlement negotiations. As of September 30, 2021, no contingency has been reflected in FirstEnergy’s consolidated financial statements with respect to these matters as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

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

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from ratepayers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor, and a final audit report is to be filed by December 16, 2021.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by ratepayers. The Ohio Companies filed a response on September 30, 2020, stating that any political and charitable spending in support of HB 6 or the subsequent referendum were not included in rates or charges paid for by its customers. Several parties requested that the PUCO broaden the scope of the review of political and charitable spending. On August 6, 2021, the Ohio Companies filed a supplemental response explaining that, in light of the new facts revealed by the DPA between FE and the U.S Attorney’s Office for the S.D. Ohio, and the findings of the Rider DCR audit report, the Ohio Companies concluded that political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15 thousand, which will be refunded to those customers. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. A PUCO attorney examiner has issued a procedural schedule for the filing of comments and reply comments and testimony, as well as an evidentiary hearing on February 10, 2022.

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

In the fourth quarter of 2020, motions were filed with the PUCO requesting that the PUCO amend the Ohio Companies’ riders for collecting the OVEC related charges required by HB 6, which the Ohio Companies are further required to remit to other Ohio electric distribution utilities or to the State Treasurer, to provide for refunds in the event such provisions of HB 6 are repealed. The Ohio Companies contested the motions, which are pending before the PUCO.

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

In connection with an ongoing annual audit of the Ohio Companies’ Rider DCR for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from ratepayers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to ratepayers through Rider DCR or through an alternative proceeding. The final audit report was filed on August 3, 2021. The audit report recommends that approximately $6.6 million be refunded to customers associated with certain vendor transactions that were either improperly classified, misallocated, or lacked supporting documentation. On September 29, 2021, the PUCO further expanded the scope of the audit, and directed the auditor to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from ratepayers by the Ohio Companies, with a final audit report to be filed by November 19, 2021. On October 4, 2021, the Ohio Companies and other parties filed comments on the August 3, 2021 audit report’s recommendations regarding the transactions disclosed in FirstEnergy’s Form 10-K for the year ended December 31, 2020. On October 14, 2021, the Ohio Companies and other parties filed reply comments.

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

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On June 25, 2021, the Pennsylvania OCA filed a complaint against Penn’s quarterly DSIC rate, disputing the recoverability of the Companies’ automated distribution management system investment under the DSIC mechanism. Penn responded on July 19, 2021, and submitted its direct testimony on October 13, 2021.

Following the Pennsylvania Companies’ 2016 base rate proceedings, the PPUC ruled in a separate proceeding related to the DSIC mechanisms that the Pennsylvania Companies were not required to reflect federal and state income tax deductions related to DSIC-eligible property in DSIC rates, which decision was appealed by the Pennsylvania OCA to the Pennsylvania Commonwealth Court. The Commonwealth Court reversed the PPUC’s decision and remanded the matter to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. On April 7, 2020, the Pennsylvania Supreme Court issued an order granting Petitions for Allowance of Appeal by both the PPUC and the Pennsylvania Companies of the Commonwealth Court’s Opinion and Order. Briefs and Reply Briefs of the parties were filed, and oral argument before the Supreme Court was held on October 21, 2020. On July 21, 2021, the Pennsylvania Supreme Court issued its ruling, affirming the Commonwealth Court’s Opinion and Order, and remanding the matter back to the PPUC for determination as to how DSIC calculations shall account for ADIT and state taxes. The matter awaits further action by the PPUC. The adverse ruling by the Pennsylvania Supreme Court is not expected to result in a material impact to FirstEnergy.

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

On December 30, 2020, MP and PE filed with the WVPSC a determination of the rate impact of the Tax Act with respect to ADIT. The filing proposes an annual revenue reduction of $2.6 million annually, effective January 1, 2022, with reconciliation and any resulting adjustments incorporated into the annual ENEC proceedings. A unanimous settlement was reached with all the parties agreeing to a $7.7 million reduction beginning January 1, 2022, with a true-up in the ENEC proceeding each year. The settlement was presented to the WVPSC on August 18, 2021, and an order is expected to be issued this year.

On August 27, 2021, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $19.6 million beginning January 1, 2022, representing a 1.5% increase in rates versus those currently in effect. Once an order is issued in the ADIT case discussed above, it is expected a supplement will be filed lowering the request by $7.7 million by taking into account the rate decrease from the case. A procedural schedule has been issued setting a hearing on December 3, 2021.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. FirstEnergy is unable to predict the final outcome or impact of this audit.

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, and certain costs for transmission-related vegetation management programs. A portion of these costs would have been charged to the Ohio Companies. Additionally, ATSI proposed certain income tax-related adjustments and certain tariff changes addressing the revenue credit components of the formula rate template. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund and setting the matter for hearing and settlement proceedings. ATSI and the parties to the FERC proceeding subsequently were able to reach settlement, and on October 14, 2021, filed the settlement with FERC. As a result of the filed settlement, FirstEnergy recognized a $21 million pre-tax charge during the third quarter of 2021, which was recognized in Other Operating Expenses on the FirstEnergy Consolidated Statements of Income. This $21 million charge reflects the difference between amounts originally recorded as regulatory assets and amounts which will ultimately be recovered as a result of the pending settlement. From a segment perspective, during the third quarter of 2021, the Regulated Transmission segment recorded a pre-tax charge of $48 million and the Regulated Distribution segment recognized a $27 million reduction to a reserve previously recorded in 2010. In addition, the settlement provides for partial recovery of future incurred costs allocated to ATSI by MISO for the above-referenced transmission projects that were constructed by other MISO transmission owners, which is not expected to have a material impact on FirstEnergy or ATSI. The settlement is pending before FERC for approval.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. Certain intervenors filed protests of the compliance filings, to which ATSI and MAIT responded. On October 28, 2020, FERC staff requested additional information about ATSI’s proposed rate base adjustment mechanism, and ATSI submitted the requested information on November 25, 2020. On May 4, 2021, FERC staff requested additional information about MAIT’s proposed rate base adjustment mechanism, and MAIT submitted the requested information on June 3, 2021. On June 24, 2021, an intervenor protested the supplemental information that MAIT submitted, to which MAIT responded. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. On May 4, 2021, FERC staff requested additional information about PATH’s proposed rate base adjustment mechanism, and PATH submitted the requested information on June 3, 2021. On July 12, 2021, FERC staff requested additional information about TrAIL’s proposed rate base adjustment mechanism. TrAIL filed its response on August 6, 2021. These compliance filings each remain pending before FERC. MP, WP and PE (as holders of a “stated” transmission rate when Order No. 864 issued) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020, and which have been accepted by FERC effective January 1, 2021, subject to refund, pending further hearing and settlement procedures, addressed further below. JCP&L addressed these requirements as part of its transmission formula rate case, which was resolved by a settlement approved by FERC on April 15, 2021, addressed further below.

Transmission ROE Methodology

On May 20, 2021, in a case not involving FirstEnergy, FERC issued Opinion No. 575 in which it reiterated the nationwide ROE methodology set forth in 2020 in Opinion Nos. 569-A and 569-B. Under this methodology, FERC employs three financial models – discounted cash flow, capital-asset pricing, and risk premium – to calculate a composite zone of reasonableness. As it has done in other recent ROE cases, FERC rejected the use of the expected earnings methodology in calculating the authorized ROE. A request for clarification or, alternatively, rehearing of Opinion No. 575 was filed on June 21, 2021, and on September 9, 2021, FERC issued an order clarifying aspects of its prior opinion, but affirming the result. On July 15, 2021, FERC issued another order, addressing ROE for a generation company in New England, which applied a standard consistent with Opinion Nos. 569-A and 569-B. FERC’s Opinion Nos. 569-A and 569-B, upon which Opinion No. 575 is based, have been appealed to the D.C. Circuit. FirstEnergy is not participating in the appeal. Any changes to FERC’s transmission rate ROE and incentive policies for the Utilities would be applied on a prospective basis.

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. FirstEnergy submitted comments through EEI and as part of a consortium of PJM Transmission Owners. In a supplemental rulemaking proceeding that was initiated on April 15, 2021, FERC requested comments on, among other things, whether to require utilities that have been members of an RTO for three years or more and that have been collecting an “RTO membership” ROE incentive adder to file tariff updates that would terminate collection of the incentive adder. Initial comments on the proposed rule were filed on June 25, 2021, and reply comments were filed on July 26, 2021. The rulemaking remains pending before FERC. FirstEnergy is a member of PJM and its transmission subsidiaries could be affected by the supplemental proposed rule. FirstEnergy participated in comments that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy transmission incentive ROE, such changes will be applied on a prospective basis.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to implement a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020. On December 19, 2019, FERC issued its initial order in the case, allowing JCP&L to transition to a forward-looking formula rate as of January 1, 2020 as requested, subject to refund, pending further hearing and settlement proceedings. JCP&L and the parties to the FERC proceeding subsequently were able to reach settlement, and on February 2, 2021, JCP&L filed an offer of settlement with FERC. On April 15, 2021, FERC approved the settlement agreement as filed, with no changes, effective January 1, 2021.

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to implement a forward-looking formula transmission rate, effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were accepted for filing by FERC on December 31, 2020, effective January 1, 2021, subject to refund, pending further hearing and settlement procedures and were consolidated into a single proceeding. MP, PE and WP, and KATCo are engaged in settlement negotiations with the other parties to the formula rate proceedings. KATCo will be included in the Regulated Transmission reportable segment.
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

As of September 30, 2021, outstanding guarantees and other assurances aggregated approximately $1.1 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($586 million), other guarantees ($68 million) and other assurances ($469 million).

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

As of September 30, 2021, $55 million of collateral has been posted by FE or its subsidiaries, all of which was posted as a result of the credit rating downgrades in the fourth quarter of 2020, and is included in Prepaid taxes and other current assets on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2021:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$32	$—	$32
Surety Bonds (Collateralized Amount) (1)	56	258	314
Total Exposure from Contractual Obligations	$88	$258	$346
(1)Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with the respect to $39 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

OTHER COMMITMENTS AND CONTINGENCIES

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding’s outstanding principal balance was $68 million as of September 30, 2021. Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, and FE continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

Also, during this time, in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addresses, among other things, the remands of the CSAPR Update and the New York Section 126 Petition. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the revised CSAPR Update, the future cost of compliance may materially impact FirstEnergy's operations, cash flows and financial condition.

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

In September 2016, the U.S. joined in adopting the agreement reached on December 12, 2015, at the United Nations Framework Convention on Climate Change meetings in Paris to reduce GHG. The Paris Agreement’s non-binding obligations to limit global warming to below two degrees Celsius became effective on November 4, 2016. On June 1, 2017, the Trump Administration announced that the U.S. would cease all participation in the Paris Agreement. On January 20, 2021, President Biden signed an executive order re-adopting the agreement on behalf of the U.S. In November 2020, FirstEnergy published its Climate Story which includes its climate position and strategy, as well as a new comprehensive and ambitious GHG emission goal. FirstEnergy pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in GHG within FirstEnergy’s direct operational control by 2030, based on 2019 levels. Future resource plans to achieve carbon reductions, including any determination of retirement dates of the regulated coal-fired generating facilities, will be developed by working collaboratively with regulators in West Virginia. Determination of the useful life of the regulated coal-fired generating facilities could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s and/or MP’s financial condition, results of operations, and cash flow. Furthermore, FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. The EPA is reconsidering the ELG rule with a publicly announced target of issuing a proposed revised rule in the Fall of 2022 and a final rule by the Spring of 2023. In the interim, the rule issued on August 31, 2020, remains in effect. Depending on the outcome of appeals, how final rules are ultimately implemented and the compliance options MP elects to take with the new rules, the compliance with these standards, which could include capital expenditures at the Ft. Martin and Harrison power stations, may be substantial and changes to MP’s operations at those power stations may also result.

On September 29, 2016, FirstEnergy received a request from the EPA for information pursuant to CWA Section 308(a) for information concerning boron exceedances of effluent limitations established in the NPDES Permit for the former Mitchell Power Station’s Mingo landfill, owned by WP. On November 1, 2016, WP provided an initial response that contained information related to a similar boron issue at the former Springdale Power Station’s landfill, also owned by WP. The EPA requested additional information regarding the Springdale landfill and on November 15, 2016, WP provided a comprehensive response for both facilities and has fully complied with the Section 308(a) information request. On March 3, 2017, WP proposed to the PA DEP a re-route of its wastewater discharge to eliminate potential boron exceedances at the Springdale landfill and on January 29, 2018, WP submitted an NPDES permit renewal application to PA DEP proposing to re-route its wastewater discharge to eliminate potential boron exceedances at the Mingo landfill. On February 20, 2018, the Department of Justice issued a letter and tolling agreement to WP on behalf of the EPA alleging violations of the CWA at the Springdale and Mingo landfills and seeking to enter settlement negotiations in lieu of filing a complaint. To settle alleged past boron exceedances at both facilities, WP has agreed to a penalty amount of $610 thousand to be paid over two years. It is expected that WP will sign a Consent Decree memorializing the pipeline construction milestones and the civil penalty payments in the fourth quarter of 2021.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide for additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. On December 2, 2019, the EPA published a proposed rule accelerating the date that certain CCR impoundments must cease accepting waste and initiate closure to August 31, 2020. The proposed rule allowed for an extension of the closure deadline based on meeting proscribed site-specific criteria. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule also allows for an extension of the closure deadline based on meeting proscribed site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the closure date of McElroy's Run CCR impoundment facility until 2024. AE Supply continues to operate McElroy’s Run as a disposal facility for FG’s Pleasants Power Station.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of September 30, 2021, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $101 million have been accrued through September 30, 2021, of which, approximately $67 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter. Under the DPA, FE has agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA requires that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, which shall consist of (x) $115 million paid by FE to the United States Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of the U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as expense in the second quarter of 2021, and paid in the third quarter of 2021. Under the terms of the DPA, the criminal information will be dismissed after FirstEnergy fully complies with its obligations under the DPA.

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
•Miller v. Anderson, et al. (Federal District Court, N.D. Ohio); Bloom, et al. v. Anderson, et al.; Employees Retirement System of the City of St. Louis v. Jones, et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Anderson et al.; Massachusetts Laborers Pension Fund v. Anderson et al.; The City of Philadelphia Board of Pensions and Retirement v. Anderson et al.; Atherton v. Dowling et al.; Behar v. Anderson, et al. (U.S. District Court, S.D. Ohio, all actions have been consolidated); beginning on August 7, 2020, purported stockholders of FE filed shareholder derivative actions alleging the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Securities Exchange Act of 1934. The cases in the S.D. Ohio have been consolidated and co-lead plaintiffs have been appointed by the court. On May 11, 2021, the court denied the defendants’ motion to dismiss in the consolidated derivative proceedings in the S.D. Ohio. As previously disclosed, on June 29, 2021, the FE Board established a SLC, effective July 1, 2021. The SLC has been delegated full authority by the FE Board to take all actions as the SLC deems advisable, appropriate, and in the best interests of FirstEnergy and its shareholders with respect to pending shareholder derivative litigation and demands. On July 20, 2021, the SLC filed motions to stay proceedings in each of the shareholder derivative actions pending in the Northern and Southern Districts of Ohio and in Summit County, Ohio, while the SLC investigates the matters asserted in the lawsuits. On September 17, 2021, the court in the N.D. Ohio issued an order denying the individual defendants’ motions to dismiss and denying the SLC’s motion to stay. On October 20, 2021, the court in the S.D. Ohio also issued an order denying the SLC’s motion to stay. The SLC appealed the court’s decision in the Northern District of Ohio, denying the SLC’s motion to stay, to the United States Court of Appeals for the Sixth Circuit Court.
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FirstEnergy filed putative class action lawsuits against FE and FESC, as well as certain current and former FirstEnergy officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. These actions have been consolidated, and the court denied FirstEnergy’s motions to dismiss and stay discovery on February 10 and 11, 2021, respectively. The defendants submitted answers to the complaint on March 10, 2021. A motion for leave to amend the complaint and add FES as a defendant was filed on September 27, 2021 and remains pending. Discovery is proceeding.
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE (the OAG also named FES as a defendant), each alleging civil violations of the Ohio Corrupt Activity Act in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero and no additional customer bills will include new decoupling rider charges after February 8, 2021. These actions have been consolidated. The cases are stayed pending final resolution of the United States v. Larry Householder, et al. criminal proceeding described above, although on August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy.
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

Internal Investigation Relating to United States v. Larry Householder, et al.

As previously disclosed, a committee of independent members of the FE Board has been directing an internal investigation related to ongoing government investigations. In connection with FirstEnergy’s internal investigation, such committee determined on October 29, 2020, to terminate FirstEnergy’s Chief Executive Officer, Charles E. Jones, together with two other executives: Dennis M. Chack, Senior Vice President of Product Development, Marketing, and Branding; and Michael J. Dowling, Senior Vice President of External Affairs. Each of these terminated executives violated certain FirstEnergy policies and its code of conduct. These executives were terminated as of October 29, 2020. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the FE Board that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. Additionally, on November 8, 2020, the Senior Vice President and Chief Legal Officer, and the Vice President, General Counsel, and Chief Ethics Officer, were separated from FirstEnergy due to inaction and conduct that the FE Board determined was influenced by the improper tone at the top. Subsequently, effective May 26, 2021, the Vice President, Rates and Regulatory Affairs, and Acting Vice President, External Affairs was separated from FirstEnergy related to her inaction regarding an amendment in 2015 of the purported consulting agreement discussed above.

Additionally, on February 17, 2021, the FE Board appointed Mr. John W. Somerhalder II to the positions of Vice Chairperson of the FE Board and Executive Director of FE, each effective as of March 1, 2021. Mr. Donald T. Misheff continues to serve as Non-Executive Chairman of the FE Board. Mr. Somerhalder will help lead efforts to enhance FirstEnergy’s reputation. On March 7, 2021, the FE Board appointed Mr. Steven E. Strah to the position of Chief Executive Officer of FirstEnergy, effective as of March 8, 2021. On March 7, 2021, at the recommendation of the FirstEnergy Corporate Governance and Corporate Responsibility Committee, the FE Board also elected Mr. Strah as a Director of FirstEnergy, effective as of March 8, 2021.

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
The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are derived from forward-looking formula rates. Forward-looking rates recover costs that FERC determines are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.
Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. As of September 30, 2021, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of September 30, 2021, Corporate/Other had approximately $7.4 billion of FE holding company debt.

Financial information for each of FirstEnergy’s reportable segments is presented in the tables below:
Segment Financial Information

For the Three Months Ended	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)

September 30, 2021
External revenues	$2,708	$411	$5	$—	$3,124
Internal revenues	51	4	—	(55)	—
Total revenues	$2,759	$415	$5	$(55)	$3,124
Depreciation	229	82	(1)	16	326
Amortization of regulatory assets, net	29	1	—	—	30
Miscellaneous income (expense), net	102	12	23	(1)	136
Interest expense	133	62	89	(1)	283
Income taxes (benefits)	108	23	(43)	—	88
Income (loss) from continuing operations	416	70	(70)	—	416
Property additions	$326	$202	$14	$—	$542

September 30, 2020
External revenues	$2,611	$408	$3	$—	$3,022
Internal revenues	50	5	—	(55)	—
Total revenues	$2,661	$413	$3	$(55)	$3,022
Depreciation	223	79	—	14	316
Deferral of regulatory assets, net	(91)	—	—	—	(91)
Miscellaneous income (expense), net	81	7	13	(1)	100
Interest expense	124	55	88	(1)	266
Income taxes (benefits)	109	35	(28)	—	116
Income (loss) from continuing operations	413	115	(68)	—	460
Property additions	$391	$278	$18	$—	$687

For the Nine Months Ended

September 30, 2021
External revenues	$7,237	$1,223	$12	$—	$8,472
Internal revenues	150	10	—	(160)	—
Total revenues	$7,387	$1,233	$12	$(160)	$8,472
Depreciation	684	240	1	47	972
Amortization of regulatory assets, net	159	12	—	—	171
DPA penalty	—	—	230	—	230
Miscellaneous income (expense), net	297	34	59	(11)	379
Interest expense	392	186	288	(11)	855
Income taxes (benefits)	261	93	(83)	—	271
Income (loss) from continuing operations	1,003	295	(489)	—	809
Property additions	$993	$732	$43	$—	$1,768

September 30, 2020
External revenues	$7,062	$1,185	$6	$—	$8,253
Internal revenues	145	13	—	(158)	—
Total revenues	$7,207	$1,198	$6	$(158)	$8,253
Depreciation	672	233	2	47	954
Amortization (deferral) of regulatory assets, net	(32)	6	—	—	(26)
Miscellaneous income (expense), net	246	21	45	(9)	303
Interest expense	374	162	265	(9)	792
Income taxes (benefits)	144	103	(125)	—	122
Income (loss) from continuing operations	800	346	(355)	—	791
Property additions	$1,115	$817	$47	$—	$1,979

As of September 30, 2021
Total assets	$30,546	$12,660	$648	$—	$43,854
Total goodwill	$5,004	$614	$—	$—	$5,618

As of December 31, 2020
Total assets	$30,855	$12,592	$1,017	$—	$44,464
Total goodwill	$5,004	$614	$—	$—	$5,618

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
The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are derived from forward-looking formula rates. Forward-looking rates recover costs that FERC determines are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.
Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of September 30, 2021, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of September 30, 2021, Corporate/Other had approximately $7.4 billion of FE holding company debt.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the U.S. Attorney’s Office investigation into FirstEnergy relating to FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, which, among other things required FE to pay a monetary penalty of $230 million, which FE paid in the third quarter of 2021. Under the DPA, FE agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The $230 million payment was made during the third quarter of 2021 and will neither be recovered in rates or charged to FirstEnergy customers nor will FirstEnergy seek any tax deduction related to such payment. Under the terms of the DPA, the criminal information will be dismissed after FirstEnergy fully complies with its obligations under the DPA.

In addition to the subpoenas referenced above, the OAG, certain FE shareholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. Subsequently, on April 28, 2021, the SEC issued an additional subpoena to FE. Further, in a letter dated February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is investigating FirstEnergy’s lobbying and governmental affairs activities concerning HB 6.

A committee of independent members of the FE Board was put in place to direct an internal investigation related to the ongoing government investigations. In addition, the FE Board formed a sub-committee of the Audit Committee to, together with the FE Board, assess FirstEnergy’s compliance program and implement potential changes, as appropriate. FirstEnergy has taken the following steps to address current challenges and improve its compliance culture:

•Certain members of senior management, including the former Chief Executive Officer, were terminated for violating certain FirstEnergy policies and code of conduct.

•Immediately following these terminations, the independent members of its FE Board appointed Mr. Steven E. Strah to the position of Acting Chief Executive Officer and Mr. Christopher D. Pappas, a current member of the FE Board, to the temporary position of Executive Director. In March 2021, Mr. Strah was elected to the position of Chief Executive Officer and a Director of the FE Board.

•FirstEnergy’s Chief Legal Officer and Chief Ethics Officer were separated from FirstEnergy in November 2020 due to inaction and conduct that the FE Board determined was influenced by the improper tone at the top.

•In February 2021, the FE Board appointed Mr. John W. Somerhalder II to the positions of Vice Chairperson of the FE Board and Executive Director, replacing Mr. Pappas, who continues to serve on the FE Board as an independent director. The FE Board also appointed Mr. Hyun Park to the position of Senior Vice President & Chief Legal Officer and Mr. Antonio Fernández, to the position of Vice President and Chief Ethics and Compliance Officer, in January 2021 and March 2021, respectively. These executives help play a critical role in enhancing FirstEnergy’s culture of compliance, ethics, integrity and accountability.

•In March 2021, in connection with an agreement with Icahn Capital, the FE Board appointed Andrew Teno and Jesse Lynn as Directors to the FE Board, increasing the size from 12 directors to 14. However, until such time as all final regulatory approvals are obtained, neither Mr. Teno nor Mr. Lynn will have the right to vote at any meeting of the FE Board or any committee thereof. In May 2021, Melvin D. Williams was elected to the FE Board, filling a vacant seat. In June 2021, the FE Board appointed Lisa Winston Hicks and Paul Kaleta as directors to the FE Board, further increasing the size from 14 directors to 16.

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

•In March 2021, the FE Board met with FirstEnergy’s top 140 leaders to discuss expectations regarding compliance and ethics.

•Performed training on up-the-ladder reporting for the Legal Department in March 2021.

•In July 2021, enhanced new employee and third-party on-boarding processes to include expectations of FirstEnergy’s code of conduct.

•In May 2021, FirstEnergy separated its Vice President, Rates and Regulatory Affairs, and Acting Vice President, External Affairs due to this individual’s inaction with respect to a previously disclosed purported consulting agreement.
•On June 29, 2021, the FE Board established a SLC of the FE Board, effective July 1, 2021. The SLC has been delegated full authority by the FE Board to take all actions as the SLC deems advisable, appropriate, and in the best interests of FirstEnergy and its shareholders with respect to pending shareholder derivative litigation and demands. Each of Ms. Hicks and Messrs. Kaleta, Lynn and Williams were appointed to serve on the SLC.

•On July 20, 2021, the FE Board approved and adopted a new Code of Business Conduct, which:
◦Promotes and emphasizes FirstEnergy’s commitment to compliance and ethics,
◦Establishes a “speak up” culture in which stakeholders are encouraged to report actual or suspected Code of Business Conduct violations without fear of retaliation,
◦Conforms to applicable compliance standards, and
◦Improves readability

•On July 20, 2021, the FE Board approved FE entering into a DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the U.S. Attorney’s Office investigation into FirstEnergy relating to FirstEnergy’s lobbying and governmental affairs activities concerning HB 6.

•During the third quarter of 2021, FirstEnergy appointed new senior leaders committed to supporting integrity, including:
◦Vice President of Internal Audit,
◦Vice President and Chief Risk Officer, and
◦Director of Ethics & Compliance.

•FirstEnergy completed additional steps toward enhancing the overall compliance program, including:
◦Completion of the Office of Ethics & Compliance charter,
◦Delivered a Chief Ethics & Compliance Officer-led Code Awareness training to senior leader and individuals with significant roles in FirstEnergy’s control environment,
◦Conducted leader-led training on the Code of Business Conduct for all leaders,
◦Published an Ethics & Compliance Communication Plan, and
◦Selected and began implementation planning for a Governance, Risk and Compliance tool

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

•FirstEnergy is committed to pursuing an open dialogue in an appropriate manner with the several regulatory proceedings currently underway, including a state management audit, and multi-year SEET and ESP quadrennial review, among other matters. FirstEnergy believes a holistic transparent discussion with the PUCO staff, and interested stakeholders in the regulatory process, is an important step towards removing uncertainties about regulatory concerns in Ohio and critical to re-establishing trust in FirstEnergy and restoring its reputation.

Despite the many disruptions FirstEnergy is currently facing, the leadership team remains committed and focused on executing its strategy and running the business. See “Outlook - Other Legal Proceedings” below for additional details on the government investigations, the DPA, and subsequent litigation surrounding the investigation of HB 6. See also “Outlook - State Regulation - Ohio” below for details on the PUCO proceeding reviewing political and charitable spending and legislative activity in response to the investigation of HB 6. The outcome of the government investigations, PUCO proceedings, legislative activity, and any of these lawsuits is uncertain and could have a material adverse effect on FirstEnergy’s financial condition, results of operations and cash flows. As discussed below, FirstEnergy has made reductions to its Regulated Distribution and Regulated Transmission capital investment plans and is considering reductions to operating expenses, as well as changes to its planned equity issuances, to allow for flexibility, for among other things, to address the outcomes of the ongoing government investigations and related lawsuits and regulatory actions.

On October 18, 2021, FE, FET, the Utilities, and the Transmission Companies entered into six separate senior unsecured five-year syndicated revolving credit facilities with JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and PNC Bank, National Association (collectively, the “2021 Credit Facilities”), which replace the FE Revolving Facility and the FET Revolving Facility, and provide for aggregate commitments of $4.5 billion. The 2021 Credit Facilities are available until October 18, 2026, as follows:

•FE and FET, $1.0 billion revolving credit facility
•Ohio Companies, $800 million revolving credit facility
•Pennsylvania Companies, $950 million revolving credit facility
•JCP&L, $500 million revolving credit facility
•MP and PE, $400 million revolving credit facility
•Transmission Companies, $850 million credit facility

Under the 2021 Credit Facilities, an aggregate amount of $4.5 billion is available to be borrowed, repaid and reborrowed, subject to each borrower’s respective sublimit for each borrower under the respective facilities. These new credit facilities provide substantial liquidity to support the Regulated Distribution and Regulated Transmission businesses, and each of the operating companies within the businesses.

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

	For the Years Ended December 31,
FE Forward Expected Capital Efficiencies and Working Capital Improvements	2021	2022	2023
	(In millions)
Gross Capital Expenditure Efficiencies	$180	$210	$300
Cost to Achieve (+/- 10%)	(40)	(60)	(50)
Net Capital Expenditure Efficiencies	$140	$150	$250
Working Capital Improvements	100	150	—
Total Cash Flow Improvements	$240	$300	$250

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

FirstEnergy anticipates the need to raise equity and continues to consider all options to raise equity capital. Currently, FirstEnergy is engaging in a process to sell a minority interest in its transmission holding company, FET. FirstEnergy is committed to improving the balance sheet, targeting metrics that support investment grade credit ratings, and to ensure financial flexibility to fund capital expenditures that support a smarter and cleaner electric grid. Beyond FirstEnergy’s expectation to issue up to $100 million per year in equity for its regular stock investment and employee benefit plans, FirstEnergy continues to consider all options to raise equity and expects to provide additional clarity on those financing plans later during the fourth quarter of 2021. The amount and timing of any potential equity issuances or alternatives to raise equity capital, are subject to, among other matters, the ongoing government investigations, related lawsuits and regulatory actions, market conditions and business operations.

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

•Strengthening FirstEnergy’s safety-first culture; and

•Delivering strong and predictable financial results.

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change

Revenues	$3,124	$3,022	$102	3%	$8,472	$8,253	$219	3%

Operating expenses	2,493	2,301	192	8%	6,970	6,485	485	7%

Operating income	631	721	(90)	(12)%	1,502	1,768	(266)	(15)%

Other expenses, net	(127)	(145)	18	12%	(422)	(855)	433	51%

Income before income taxes	504	576	(72)	(13)%	1,080	913	167	18%

Income taxes	88	116	(28)	(24)%	271	122	149	NM

Income from continuing operations	416	460	(44)	(10)%	809	791	18	2%

Discontinued operations, net of tax	47	(6)	53	NM	47	46	1	NM

Net income	$463	$454	$9	2%	$856	$837	$19	2%

*NM= not meaningful

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 10, “Segment Information,” of the Notes to Consolidated Financial Statements.

Summary of Results of Operations — Third Quarter 2021 Compared with Third Quarter 2020

Financial results for FirstEnergy’s business segments in the third quarter of 2021 and 2020 were as follows:

Third Quarter 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,705	$411	$(33)	$3,083
Other	54	4	(17)	41
Total Revenues	2,759	415	(50)	3,124

Operating Expenses:
Fuel	132	—	—	132
Purchased power	869	—	5	874
Other operating expenses	747	138	(29)	856
Provision for depreciation	229	82	15	326
Amortization of regulatory assets, net	29	1	—	30
General taxes	206	62	7	275
Total Operating Expenses	2,212	283	(2)	2,493

Operating Income (Loss)	547	132	(48)	631

Other Income (Expense):
Miscellaneous income, net	102	12	22	136
Interest expense	(133)	(62)	(88)	(283)
Capitalized financing costs	8	11	1	20
Total Other Expense	(23)	(39)	(65)	(127)

Income (Loss) Before Income Taxes (Benefits)	524	93	(113)	504
Income taxes (benefits)	108	23	(43)	88
Income (Loss) From Continuing Operations	416	70	(70)	416
Discontinued operations, net of tax	—	—	47	47
Net Income (Loss)	$416	$70	$(23)	$463

Third Quarter 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,600	$408	$(35)	$2,973
Other	61	5	(17)	49
Total Revenues	2,661	413	(52)	3,022

Operating Expenses:
Fuel	101	—	—	101
Purchased power	762	—	4	766
Other operating expenses	913	86	(62)	937
Provision for depreciation	223	79	14	316
Deferral of regulatory assets, net	(91)	—	—	(91)
General taxes	199	59	14	272
Total Operating Expenses	2,107	224	(30)	2,301

Operating Income (Loss)	554	189	(22)	721

Other Income (Expense):
Miscellaneous income, net	81	7	12	100
Interest expense	(124)	(55)	(87)	(266)
Capitalized financing costs	11	9	1	21
Total Other Expense	(32)	(39)	(74)	(145)

Income (Loss) Before Income Taxes (Benefits)	522	150	(96)	576
Income taxes (benefits)	109	35	(28)	116
Income (Loss) From Continuing Operations	413	115	(68)	460
Discontinued operations, net of tax	—	—	(6)	(6)
Net Income (Loss)	$413	$115	$(74)	$454

Changes Between Third Quarter 2021 and Third Quarter 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$105	$3	$2	$110
Other	(7)	(1)	—	(8)
Total Revenues	98	2	2	102

Operating Expenses:
Fuel	31	—	—	31
Purchased power	107	—	1	108
Other operating expenses	(166)	52	33	(81)
Provision for depreciation	6	3	1	10
Amortization (deferral) of regulatory assets, net	120	1	—	121
General taxes	7	3	(7)	3
Total Operating Expenses	105	59	28	192

Operating Income (Loss)	(7)	(57)	(26)	(90)

Other Income (Expense):
Miscellaneous income, net	21	5	10	36
Interest expense	(9)	(7)	(1)	(17)
Capitalized financing costs	(3)	2	—	(1)
Total Other Expense	9	—	9	18

Income (Loss) Before Income Taxes (Benefits)	2	(57)	(17)	(72)
Income taxes (benefits)	(1)	(12)	(15)	(28)
Income (Loss) From Continuing Operations	3	(45)	(2)	(44)
Discontinued operations, net of tax	—	—	53	53
Net Income (Loss)	$3	$(45)	$51	$9

Regulated Distribution — Third Quarter 2021 Compared with Third Quarter 2020

Regulated Distribution’s net income increased $3 million in the third quarter of 2021, as compared to the same period of 2020, primarily resulting from the implementation of the base distribution rate case in New Jersey, lower pension and OPEB expenses and a reduction to a reserve previously recorded in 2010, partially offset by the absence of decoupling and lost distribution revenues in Ohio, higher interest expense, and lower weather-related demand.
Revenues —

The $98 million increase in total revenues resulted from the following sources:

	For the Three Months Ended September 30,
Revenues by Type of Service	2021	2020	Increase (Decrease)
	(In millions)
Distribution(1)	$1,534	$1,528	$6

Generation sales:
Retail	1,054	1,005	49
Wholesale	117	67	50
Total generation sales	1,171	1,072	99

Other	54	61	(7)
Total Revenues	$2,759	$2,661	$98
(1) Includes $25 million of ARP revenues for the three months ended September 30, 2020, respectively.

Distribution revenues increased $6 million in the third quarter of 2021, as compared to the same period of 2020, primarily resulting from the higher recovery of transmission expenses, partially offset by the absence of decoupling and lost distribution revenues in Ohio, the elimination of energy efficiency mandates and energy efficiency programs in Ohio, and lower weather-related demand. Distribution services by customer class are summarized in the following table:

	For the Three Months Ended September 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWH Deliveries	2021	2020	Increase (Decrease)	2021	2020	Increase
Residential	15,652	16,091	(2.7)%	15,200	15,157	0.3%
Commercial(1)	9,785	9,589	2.0%	9,672	9,360	3.3%
Industrial	14,018	13,560	3.4%	14,018	13,533	3.6%
Total Electric Distribution MWH Deliveries	39,455	39,240	0.5%	38,890	38,050	2.2%
(1) Includes street lighting.

Distribution deliveries to residential, commercial and industrial customers reflect the cancellation of the state mandated COVID-19 stay-at-home orders. Residential and commercial deliveries were also impacted by lower weather-related customer usage. Cooling degree days were 6% below 2020 and 11% above normal. Increases in industrial deliveries were primarily seen in the steel and chemical sectors.

The following table summarizes the price and volume factors contributing to the $99 million increase in generation revenues for the third quarter of 2021, as compared to the same period of 2020:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$(6)
Change in prices	55
49
Wholesale:
Change in sales volumes	3
Change in prices	26
Capacity revenue	21
50
Change in Generation Revenues	$99

The decrease in retail generation sales volumes was primarily due to lower weather-related usage. The increase in retail generation prices primarily resulted from higher non-shopping generation auction rates in Pennsylvania, partially offset by a lower ENEC rate in West Virginia.

Wholesale generation revenues increased $50 million in the third quarter of 2021, as compared to the same period of 2020, primarily due to an increase in spot market energy prices and capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Other revenues decreased $7 million in the third quarter of 2021, as compared to the same period of 2020, primarily due to the lower recovery of refinancing costs associated with the Ohio PIR, which are deferred for future recovery resulting in no material impact on earnings.
Operating Expenses —

Total operating expenses increased $105 million in the third quarter of 2021, as compared to the same period of 2020, primarily due to the following:

•Fuel expense increased $31 million in the third quarter of 2021, as compared to the same period of 2020, primarily due to higher unit costs, partially offset by lower generation output resulting from planned outages. Due to the ENEC, fuel expense has no material impact on current period earnings.

•Purchased power costs increased $107 million in the third quarter of 2021, as compared to the same period of 2020, primarily due to higher unit costs, volumes and capacity expenses.

Source of Change in Purchased Power	Increase
(In millions)
Purchases
Change due to unit costs	$45
Change due to volumes	17
62
Capacity expense	45
Change in Purchased Power Costs	$107

•Other operating expenses decreased $166 million in the third quarter of 2021, as compared to the same period of 2020, primarily due to the following:

•Lower storm restoration costs of $131 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.
•Lower COVID-19 related expenses of $25 million, of which $8 million was deferred for future recovery.
•Lower expense due to a $27 million reduction to a reserve previously recorded in 2010.
•Lower energy efficiency costs of $20 million, which are deferred for future recovery, resulting in no material impact on current period earnings.
•Lower uncollectible expenses of $10 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.
•Lower pension and OPEB service costs of $2 million.
•Higher network transmission expenses of $24 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.
•Higher other operating and maintenance expenses of $25 million primarily associated with increased labor costs and higher vegetation management expense, partially offset by lower regulated generation planned outage spend.

•Depreciation expense increased $6 million in the third quarter of 2021, as compared to the same period of 2020, primarily due to a higher asset base, partially offset by a reduction in accretion expense as a result of the TMI-2 transfer, which has no impact to earnings.

•Amortization of regulatory assets, net increased $120 million in the third quarter of 2021, as compared to the same period of 2020, primarily due to lower deferrals of storm restoration, transmission, COVID-19, and energy efficiency related costs, partially offset by the amortization of a regulatory liability as part of the New Jersey base rate case implementation in 2021, higher generation related deferrals, and lower Pennsylvania smart meter amortization.

•General taxes increased $7 million in the third quarter of 2021, as compared to the same period of 2020, primarily due to higher property and payroll taxes.

Other Expenses —

Other expense decreased $9 million in the third quarter of 2021, as compared to the same period of 2020, primarily due to lower pension and OPEB non-service costs, partially offset by higher interest expense from long-term debt issuances since the third quarter of 2020 and lower capitalized interest.

Income Taxes —

Regulated Distribution’s effective tax rate was 20.6% and 20.9% for the three months ended September 30, 2021 and 2020, respectively.

Regulated Transmission — Third Quarter 2021 Compared with Third Quarter 2020

Regulated Transmission’s net income decreased $45 million in the third quarter of 2021, as compared to the same period of 2020, primarily due to a charge resulting from the filed ATSI settlement, higher interest expense associated with new debt issuance at FET, a lower rate base at TrAIL and prior year formula rate true-ups, partially offset by a higher rate base at MAIT and ATSI.

Revenues —

Total revenues increased $2 million in the third quarter of 2021, as compared to the same period of 2020, primarily due to recovery of incremental operating expenses and a higher rate base at MAIT and ATSI, partially offset by a lower rate base at TrAIL.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended September 30,		Increase (Decrease)
Revenues by Transmission Asset Owner	2021	2020
	(In millions)
ATSI	$208	$203	$5
TrAIL	61	63	(2)
MAIT	75	70	5
JCP&L	41	43	(2)
MP, PE and WP	30	34	(4)
Total Revenues	$415	$413	$2

Operating Expenses —

Total operating expenses increased $59 million in the third quarter of 2021, as compared to the same period of 2020, primarily due to a charge resulting from the filed ATSI settlement, prior year formula rate true-ups and increased depreciation and property taxes due to a higher asset base.

Income Taxes —

Regulated Transmission’s effective tax rate was 24.7% and 23.3% for the three months ended September 30, 2021 and 2020, respectively.
Corporate / Other — Third Quarter 2021 Compared with Third Quarter 2020

Financial results at Corporate/Other resulted in a $51 million decrease in net loss in the third quarter of 2021, as compared to the same period of 2020, primarily due to a gain from discontinued operations, net of tax, higher returns on certain equity method investments and higher income tax benefits, partially offset by higher investigation and other related costs.

For the three months ended September 30, 2021, FirstEnergy recorded a gain from discontinued operations, net of tax, of $47 million. The gain is primarily due to income tax benefits from the final true-up to the worthless stock deduction and a final federal NOL allocation between the FES Debtors and FirstEnergy resulting from the filing of the 2020 FirstEnergy federal income tax return during the third quarter of 2021.

Summary of Results of Operations — First Nine Months of 2021 Compared with First Nine Months of 2020

Financial results for FirstEnergy’s business segments in the first nine months of 2021 and 2020 were as follows:

First Nine Months 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$7,230	$1,223	$(103)	$8,350
Other	157	10	(45)	122
Total Revenues	7,387	1,233	(148)	8,472

Operating Expenses:
Fuel	362	—	—	362
Purchased power	2,192	—	14	2,206
Other operating expenses	2,171	278	(123)	2,326
Provision for depreciation	684	240	48	972
Amortization of regulatory assets, net	159	12	—	171
General taxes	599	186	27	812
DPA penalty	—	—	230	230
Gain on sale of Yards Creek	(109)	—	—	(109)
Total Operating Expenses	6,058	716	196	6,970

Operating Income (Loss)	1,329	517	(344)	1,502

Other Income (Expense):
Miscellaneous income, net	297	34	48	379
Interest expense	(392)	(186)	(277)	(855)
Capitalized financing costs	30	23	1	54
Total Other Expense	(65)	(129)	(228)	(422)

Income (Loss) Before Income Taxes (Benefits)	1,264	388	(572)	1,080
Income taxes (benefits)	261	93	(83)	271
Income (Loss) From Continuing Operations	1,003	295	(489)	809
Discontinued operations, net of tax	—	—	47	47
Net Income (Loss)	$1,003	$295	$(442)	$856

First Nine Months 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$7,031	$1,185	$(105)	$8,111
Other	176	13	(47)	142
Total Revenues	7,207	1,198	(152)	8,253

Operating Expenses:
Fuel	276	—	—	276
Purchased power	2,062	—	11	2,073
Other operating expenses	2,345	201	(130)	2,416
Provision for depreciation	672	233	49	954
Amortization (deferral) of regulatory assets, net	(32)	6	—	(26)
General taxes	583	177	32	792
Total Operating Expenses	5,906	617	(38)	6,485

Operating Income (Loss)	1,301	581	(114)	1,768

Other Income (Expense):
Miscellaneous income, net	246	21	36	303
Pension and OPEB mark-to-market adjustment	(257)	(19)	(147)	(423)
Interest expense	(374)	(162)	(256)	(792)
Capitalized financing costs	28	28	1	57
Total Other Expense	(357)	(132)	(366)	(855)

Income (Loss) Before Income Taxes (Benefits)	944	449	(480)	913
Income taxes (benefits)	144	103	(125)	122
Income (Loss) From Continuing Operations	800	346	(355)	791
Discontinued operations, net of tax	—	—	46	46
Net Income (Loss)	$800	$346	$(309)	$837

Changes Between First Nine Months 2021 and First Nine Months 2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$199	$38	$2	$239
Other	(19)	(3)	2	(20)
Total Revenues	180	35	4	219

Operating Expenses:
Fuel	86	—	—	86
Purchased power	130	—	3	133
Other operating expenses	(174)	77	7	(90)
Provision for depreciation	12	7	(1)	18
Amortization (deferral) of regulatory assets, net	191	6	—	197
General taxes	16	9	(5)	20
DPA penalty	—	—	230	230
Gain on sale of Yards Creek	(109)	—	—	(109)
Total Operating Expenses	152	99	234	485

Operating Income (Loss)	28	(64)	(230)	(266)

Other Income (Expense):
Miscellaneous income, net	51	13	12	76
Pension and OPEB mark-to-market adjustment	257	19	147	423
Interest expense	(18)	(24)	(21)	(63)
Capitalized financing costs	2	(5)	—	(3)
Total Other Expense	292	3	138	433

Income (Loss) Before Income Taxes (Benefits)	320	(61)	(92)	167
Income taxes (benefits)	117	(10)	42	149
Income (Loss) From Continuing Operations	203	(51)	(134)	18
Discontinued operations, net of tax	—	—	1	1
Net Income (Loss)	$203	$(51)	$(133)	$19

Regulated Distribution — First Nine Months of 2021 Compared with First Nine Months of 2020

Regulated Distribution’s net income increased $203 million in the first nine months of 2021, as compared to the same period of 2020, primarily resulting from the absence of the pension and OPEB mark-to-market adjustment in 2020, higher weather-related demand, earnings benefits from investment-related riders and the implementation of the base distribution rate case in New Jersey, lower pension and OPEB expenses and a reduction to a reserve previously recorded in 2010, partially offset by the absence of Ohio decoupling and lost distribution revenues, higher interest expense, and the absence of deferred gain tax benefits recognized in 2020 that were triggered by the FES Debtors’ emergence from bankruptcy.

Revenues —

The $180 million increase in total revenues resulted from the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2021	2020	Increase (Decrease)
	(In millions)
Distribution services(1)	$4,150	$4,108	$42

Generation sales:
Retail	2,820	2,735	85
Wholesale	260	188	72
Total generation sales	3,080	2,923	157

Other	157	176	(19)
Total Revenues	$7,387	$7,207	$180
(1) Includes $(27) million and $108 million of ARP revenues for the nine months ended September 30, 2021 and 2020. Amounts for the nine months ended 2021 reflect amounts the Ohio Companies refunded to customers that was previously collected under decoupling mechanisms, with interest. See “Outlook,” below for further discussion on Ohio decoupling rates.

Distribution services revenues increased $42 million in the first nine months 2021, as compared to the same period of 2020, primarily resulting from higher rates associated with riders in Ohio and Pennsylvania including the recovery of capital investment programs and transmission expenses and higher weather-related demand, partially offset by the absence of decoupling and lost distribution revenues in Ohio, the elimination of energy efficiency mandates and energy efficiency programs in Ohio and Pennsylvania and the expiration of a NUG contract. Distribution services by customer class are summarized in the following table:

	For the Nine Months Ended September 30,
(In thousands)	Actual			Weather-Adjusted and Leap Year-Adjusted
Electric Distribution MWH Deliveries	2021	2020	Increase	2021	2020	Increase (Decrease)
Residential	42,890	42,059	2.0%	42,458	42,725	(0.6)%
Commercial(1)	27,004	26,316	2.6%	26,990	26,582	1.5%
Industrial	40,659	39,118	3.9%	40,659	39,039	4.1%
Total Electric Distribution MWH Deliveries	110,553	107,493	2.8%	110,107	108,346	1.6%
(1) Includes street lighting.

Distribution deliveries to residential, commercial and industrial customers reflects the cancellation of the state mandated COVID-19 stay-at-home orders. Residential and commercial deliveries were also impacted by higher weather-related customer usage. Cooling degree days were 1% above 2020 and 15% above normal and heating degree days were 5% above 2020 and 5% below normal. Increases in industrial deliveries were primarily from the steel, other manufacturing, and educational sectors.

The following table summarizes the price and volume factors contributing to the $157 million increase in generation revenues for the first nine months of 2021, as compared to the same period of 2020:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$124
Change in prices	(39)
85
Wholesale:
Change in sales volumes	16
Change in prices	47
Capacity revenue	9
72
Change in Generation Revenues	$157

The increase in retail generation sales volumes was primarily due to higher weather-related usage and decreased customer shopping in New Jersey and Pennsylvania. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in the first nine months of 2021, as compared to the same period of 2020, decreased to 45% from 47% in New Jersey and to 63% from 64% in Pennsylvania. The decrease in retail generation prices primarily resulted from a lower ENEC rate in West Virginia, partially offset by higher non-shopping generation auction rates in Pennsylvania and New Jersey.

Wholesale generation revenues increased $72 million in the first nine months of 2021, as compared to the same period in 2020, primarily due to increased sales volumes, an increase in spot market energy prices and higher capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Other revenues decreased $19 million in the first nine months of 2021, as compared to the same period in 2020, primarily due to lower pole attachment revenue and the lower recovery of refinancing costs associated with the Ohio PIR. Costs associated with the Ohio PIR are deferred for future recovery resulting in no material impact on earnings.

Operating Expenses —

Total operating expenses increased $152 million, primarily due to the following:

•Fuel costs increased $86 million during the first nine months of 2021, as compared to the same period of 2020, primarily due to higher unit costs and increased generation output. Due to the ENEC, fuel expense has no material impact on current earnings.

•Purchased power costs increased $130 million during the first nine months of 2021, as compared to the same period of 2020, primarily due to increased volumes as described above and increased capacity expenses, partially offset by lower unit costs and the expiration of a NUG contract.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases:
Change due to unit costs	$(35)
Change due to volumes	97
62
Capacity	68
Change in Purchased Power Costs	$130

•Other operating expenses decreased $174 million in the first nine months of 2021, as compared to the same period of 2020, primarily due to:

•Lower storm restoration costs of $133 million, which were mostly deferred for future recovery, resulting in no material impact on current period earnings.
•Lower uncollectible expense of $87 million, of which $50 million was deferred for future recovery.
•Lower West Virginia vegetation management spend and energy efficiency program costs of $41 million, which are deferred for future recovery, resulting in no material impact on earnings.
•Lower COVID-19 related expenses of $38 million, of which $8 million was deferred for future recovery.
•Lower expense due to a $27 million reduction to a reserve previously recorded in 2010.
•Higher network transmission expenses of $93 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher other operating and maintenance expenses of $50 million, primarily associated with increased labor corporate support and vegetation management expenses, partially offset by fewer planned outages at the regulated generation facilities.
•Higher employee benefit costs of approximately $9 million.

•Depreciation expense increased $12 million in the first nine months of 2021, as compared to the same period of 2020, primarily due to a higher asset base, partially offset by a reduction in accretion expense as a result of the TMI-2 transfer, which has no impact to earnings.

•Amortization of regulatory assets, net increased $191 million in the first nine months of 2021, as compared to the same period of 2020, primarily due to the reduction of the New Jersey deferred storm cost regulatory asset as a result of the Yards Creek sale, lower deferrals of storm restoration, transmission, uncollectible and COVID-19 related costs, and a decrease in deferral of accretion expense as a result of the TMI-2 transfer, partially offset by the amortization of a regulatory liability as part of the New Jersey base rate case implementation in 2021, higher generation related deferrals and lower Pennsylvania smart meter amortization.

•General taxes increased $16 million in the first nine months of 2021, as compared to the same period of 2020, primarily due to higher Ohio property taxes.

•Gain on sale of the Yards Creek Generating Facility of $109 million was netted against the New Jersey storm deferral, as described above, resulting in no impact to earnings.

Other Expense —

Other expense decreased $292 million in the first nine months of 2021, as compared to the same period of 2020, primarily due to a $257 million pension and OPEB mark-to-market adjustment in 2020 and higher net miscellaneous income resulting from lower pension and OPEB non-service costs, partially offset by higher interest expense from increased short-term borrowings under the former FE Revolving Facility and long-term debt issuances since the third quarter of 2020.

Income Taxes —

Regulated Distribution’s effective tax rate was 20.6% and 15.3% for the nine months ended September 30, 2021 and 2020, respectively. The change in the effective tax rate was primarily due to the recognition of $52 million in deferred gains relating to prior intercompany transfers of generation assets that were triggered by the deconsolidation of the FES Debtors from FirstEnergy’s consolidated federal income tax group as a result of their emergence from bankruptcy in the first quarter of 2020.

Regulated Transmission — First Nine Months of 2021 Compared with First Nine Months of 2020

Regulated Transmission’s net income decreased $51 million in the first nine months of 2021, as compared to the same period of 2020, primarily due to a charge resulting from the filed ATSI settlement, higher interest expense associated with new debt issuances at FET and increased borrowings under the former FET Revolving Facility, lower rate base at TrAIL and prior year formula rate true-ups, partially offset by the impact of a higher rate base at ATSI and MAIT.

Revenues —

Total revenues increased $35 million, primarily due to the recovery of incremental operating expenses and a higher rate base at ATSI and MAIT, partially offset by a lower rate base at TrAIL.

The following table shows revenues by transmission asset owner:

	For the Nine Months Ended September 30,
Revenues by Transmission Asset Owner	2021	2020	Increase (Decrease)
	(In millions)
ATSI	$607	$601	$6
TrAIL	182	188	(6)
MAIT	222	187	35
JCP&L	126	122	4
MP, PE and WP	96	100	(4)
Total Revenues	$1,233	$1,198	$35

Operating Expenses —

Total operating expenses increased $99 million in the first nine months of 2021, as compared to the same period of 2020, primarily due to a charge resulting from the filed ATSI settlement, higher operation and maintenance costs and increased property taxes and depreciation due to a higher asset base. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense decreased $3 million in the first nine months of 2021, as compared to the same period of 2020, primarily due to a $19 million pension and OPEB mark-to-market adjustment in the first quarter of 2020, partially offset by higher interest expense associated with new debt issuances at FET and increased borrowings under the former FET Revolving Facility and prior year formula rate true-ups.

Income Taxes —

Regulated Transmission’s effective tax rate was 24.0% and 22.9% for the nine months ended September 30, 2021 and 2020, respectively.

Corporate / Other — First Nine Months of 2021 Compared with First Nine Months of 2020

Financial results at Corporate/Other resulted in a $133 million increase in net loss in the first nine months of 2021, as compared to the same period of 2020, primarily due to the $230 million DPA monetary penalty, higher interest expense due to increased long-term debt, higher investigation and other related costs, lower tax benefits from the remeasurement of West Virginia deferred income taxes resulting from a state tax law change passed in 2021 and the absence of tax benefits from accelerated amortization of certain investment tax credits recognized in 2020, partially offset by the absence of a pension and OPEB mark-to-market adjustment in 2020 and higher returns on certain equity method investments.

For the nine months ended September 30, 2021, FirstEnergy recorded a gain from discontinued operations, net of tax, of $47 million. The gain was primarily due to income tax benefits from the final true-up to the worthless stock deduction and a final federal NOL allocation between the FES Debtors and FirstEnergy resulting from the filing of the 2020 FirstEnergy federal income tax return during the third quarter of 2021.

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

Management assesses the probability of recovery of regulatory assets at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. Management applies judgment in evaluating the evidence available to assess the probability of recovery of regulatory assets from customers, including, but not limited to evaluating evidence related to precedent for similar items at FirstEnergy and information on comparable companies within similar jurisdictions, as well as assessing progress of communications between FirstEnergy and regulators. Certain of these regulatory assets, totaling approximately $104 million and $117 million as of September 30, 2021 and December 31, 2020, respectively, are recorded based on prior precedent or anticipated recovery based on rate making premises without a specific order, of which, $64 million as of September 30, 2021, are included in a settlement pending with FERC. See Note 8, "Regulatory Matters" for additional information.

The following table provides information about the composition of net regulatory assets and liabilities as of September 30, 2021, and December 31, 2020, and the changes during the nine months ended September 30, 2021:

Net Regulatory Assets (Liabilities) by Source	September 30, 2021	December 31, 2020	Change
	(In millions)
Customer payables for future income taxes	$(2,289)	$(2,369)	$80
Spent nuclear fuel disposal costs	(100)	(102)	2
Asset removal costs	(646)	(721)	75
Deferred transmission costs	92	319	(227)
Deferred generation costs	61	17	44
Deferred distribution costs	81	79	2
Contract valuations	16	41	(25)
Storm-related costs	670	748	(78)
Uncollectible and COVID-19 related costs	59	97	(38)
Energy efficiency program costs	46	42	4
New Jersey societal benefit costs	103	112	(9)
Regulatory transition costs	(24)	(20)	(4)
Vegetation management	22	22	—
Other	(16)	(9)	(7)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(1,925)	$(1,744)	$(181)

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

Deferred distribution costs - Primarily relates to the Ohio Companies’ deferral of certain expenses resulting from distribution and reliability related expenditures, including interest (amortized through 2036) in subsequent periods.

Contract valuations - Includes the amortization of purchase accounting adjustments at PE which were recorded in connection with the Allegheny Energy, Inc. merger representing the fair value of NUG purchased power contracts (amortized over the life of the contracts through 2030).

Storm-related costs - Relates to the deferral of storm costs, net of recovery, which vary by jurisdiction. Approximately $158 million and $167 million are currently being recovered through rates as of September 30, 2021 and December 31, 2020, respectively.

Uncollectible and COVID-19 related costs - Includes the deferral of prudently incurred incremental costs arising from COVID-19, including uncollectible expenses under new and existing riders prior to the pandemic.

Energy efficiency program costs - Relates to the recovery of costs in excess of revenues associated with energy efficiency programs including New Jersey energy efficiency and renewable energy programs, the Pennsylvania Companies’ EE&C programs, the Ohio Companies’ Demand Side Management and Energy Efficiency Rider, and PE’s EmPOWER Maryland Surcharge.

New Jersey societal benefit costs - Primarily relates to regulatory assets associated with manufactured gas plant remediation, universal service and lifeline funds, and consumer education in New Jersey.

Regulatory transition costs - Includes the recovery of PN above-market NUG costs; and JCP&L costs associated with BGS, capacity and ancillary services, net of revenues from the sale of the committed supply in the wholesale market.

Vegetation management - Relates to regulatory assets in New Jersey and West Virginia associated with the recovery of distribution vegetation management costs as well as MAIT vegetation management costs (amortized through 2024).

The following table provides information about the composition of net regulatory assets that do not earn a current return as of September 30, 2021 and December 31, 2020, of which approximately $192 million and $195 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction.

Regulatory Assets by Source Not Earning a Current Return	September 30, 2021	December 31, 2020	Change
	(In millions)
Deferred transmission costs	$14	$17	$(3)
Deferred generation costs	10	5	5
Storm-related costs	561	654	(93)
COVID-19 related costs	66	66	—
Regulatory transition costs	13	16	(3)
Vegetation management	20	22	(2)
Other	12	9	3
Regulatory Assets Not Earning a Current Return	$696	$789	$(93)

CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest payments, dividend payments, and potential contributions to its pension plan.

FirstEnergy anticipates the need to raise equity and continues to consider all options to raise equity capital. Currently, FirstEnergy is engaging in a process to sell a minority interest in its transmission holding company, FET. FirstEnergy is committed to improving the balance sheet, targeting metrics that support investment grade credit ratings, and to ensure financial flexibility to fund capital expenditures that support a smarter and cleaner electric grid. Beyond FirstEnergy’s expectation to issue up to $100 million per year in equity for its regular stock investment and employee benefit plans, FirstEnergy continues to consider all options to raise equity and expects to provide additional clarity on those financing plans later during the fourth quarter of 2021. The amount and timing of any potential equity issuances or alternatives to raise equity capital, are subject to, among other matters, the ongoing government investigations, related lawsuits and regulatory actions, market conditions and business operations.

FE and its distribution and transmission subsidiaries expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for the remainder of 2021 and beyond, FE and its distribution and transmission subsidiaries expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt by FE and certain of its distribution and transmission subsidiaries to, among other things, fund capital expenditures and refinance short-term and maturing long-term debt, subject to market conditions and other factors.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the U.S. Attorney’s Office investigation into FirstEnergy relating to FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, which, among other things required FE to pay a monetary penalty of $230 million, which FE paid in the third quarter of 2021. Under the DPA, FE agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The $230 million payment was made during the third quarter of 2021 and will neither be recovered in rates or charged to FirstEnergy customers nor will FirstEnergy seek any tax deduction related to such payment. Under the terms of the DPA, the criminal information will be dismissed after FirstEnergy fully complies with its obligations under the DPA.

In addition to the subpoenas referenced above, the OAG, certain FE shareholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. Subsequently, on April 28, 2021, the SEC issued an additional subpoena to FE. Further, in a letter dated February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is investigating FirstEnergy’s lobbying and governmental affairs activities concerning HB 6.

Despite the many disruptions FirstEnergy is currently facing, the leadership team remains committed and focused on executing its strategy and running the business. See “Outlook - Other Legal Proceedings” below for additional details on the government investigations, the DPA, and subsequent litigation surrounding the investigation of HB 6. See also “Outlook - State Regulation - Ohio” below for details on the PUCO proceeding reviewing political and charitable spending and legislative activity in response to the investigation of HB 6. The outcome of the government investigations, PUCO proceedings, legislative activity, and any of these lawsuits is uncertain and could have a material adverse effect on FirstEnergy’s financial condition, results of operations and cash flows. As discussed below, FirstEnergy has made reductions to its Regulated Distribution and Regulated Transmission capital investment plans and is considering reductions to operating expenses, as well as changes to its planned equity issuances, to allow for flexibility, for among other things, to address the outcomes of the ongoing government investigations and related lawsuits and regulatory actions.

As of September 30, 2021, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, current portions of long-term debt, and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

Short-Term Borrowings / Revolving Credit Facilities

On October 18, 2021, FE, FET, the Utilities, and the Transmission Companies entered into six separate senior unsecured five-year syndicated revolving credit facilities with JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and PNC Bank, National Association (collectively, the “2021 Credit Facilities”), which replace the FE Revolving Facility and the FET Revolving Facility, and provide for aggregate commitments of $4.5 billion. The 2021 Credit Facilities are available until October 18, 2026, as follows:

•FE and FET, $1.0 billion revolving credit facility
•Ohio Companies, $800 million revolving credit facility
•Pennsylvania Companies, $950 million revolving credit facility
•JCP&L, $500 million revolving credit facility
•MP and PE, $400 million revolving credit facility
•Transmission Companies, $850 million credit facility

Under the 2021 Credit Facilities, an aggregate amount of $4.5 billion is available to be borrowed, repaid and reborrowed, subject to each borrower’s respective sublimit for each borrower under the respective facilities. These new credit facilities provide substantial liquidity to support the Regulated Distribution and Regulated Transmission businesses, and each of the operating companies within the businesses.

Borrowings under the 2021 Credit Facilities may be used for working capital and other general corporate purposes. Generally, borrowings under each of the credit facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the Credit Facilities contain financial covenants requiring each borrower, with the exception of FE, to maintain a consolidated debt-to-total-capitalization ratio (as defined under each of the credit facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter. FE is required under its 2021 Credit Facility to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters beginning with the quarter ending December 31, 2021.

FirstEnergy’s 2021 Credit Facilities bear interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR), or FCA, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, ICE Benchmark Administration Limited (the entity that calculates and publishes LIBOR), or IBA, and FCA made public statements regarding the future cessation of LIBOR. According to the FCA, IBA will permanently cease to publish each of the LIBOR settings on either December 31, 2021 or June 30, 2023. IBA did not identify any successor administrator in its announcement. The announced final publication date for 1-week and 2-month LIBOR settings and all settings for non-USD LIBOR is December 31, 2021. The announced final publication date for overnight, 1-month, 3-month, 6-month and 12-month LIBOR settings is June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after such end dates, and there is considerable uncertainty regarding the publication or representativeness of LIBOR beyond such end dates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is seeking to replace U.S. dollar LIBOR with a newly created index (the secured overnight financing rate or SOFR), calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for us are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on FirstEnergy’s results of operations, cash flows, financial condition and liquidity.

On November 23, 2020, JCP&L, ME, Penn, TE and WP, borrowed $950 million in the aggregate under the former FE Revolving Facility, bringing the outstanding principal balance to $1.2 billion, with $1.3 billion of remaining availability. On November 23, 2020, FET and ATSI, borrowed $1 billion in the aggregate under the former FET Revolving Facility, bringing the outstanding principal balance to $1 billion, with no remaining availability. FE, FET and certain of their respective subsidiaries increased their borrowings under the former Revolving Facilities as a proactive measure to increase their respective cash positions and preserve financial flexibility. These borrowings were repaid in full during 2021.

FirstEnergy had $2.2 billion of short-term borrowings as of December 31, 2020, and no outstanding short-term borrowings as of September 30, 2021. FirstEnergy’s available liquidity from external sources as of October 25, 2021, was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FE and FET	October 2026	$1,000	$997
Ohio Companies	October 2026	800	800
Pennsylvania Companies	October 2026	950	950
JCP&L	October 2026	500	499
MP and PE	October 2026	400	400
Transmission Companies	October 2026	850	850
	Subtotal	$4,500	$4,496
Cash and cash equivalents		—	557
	Total	$4,500	$5,053

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of October 25, 2021:

Borrower	Regulatory and Other Short-Term Debt Limitations
	(In millions)
FE	$—	(1)
FET	—	(1)
OE	500	(2)
CEI	500	(2)
TE	300	(2)
JCP&L	500	(2)
ME	500	(2)
PN	300	(2)
WP	200	(2)
MP	500	(2)
PE	150	(2)
ATSI	500	(2)
Penn	100	(2)
TrAIL	400	(2)
MAIT	400	(2)

(1)No limitations.
(2)Includes amounts which may be borrowed under the regulated companies’ money pool.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the 2021 Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the 2021 Credit Facilities and against the applicable borrower’s borrowing sublimit.

Revolving Credit Facility	LOC Availability
(In millions)
FE and FET	$100
Ohio Companies	150
Pennsylvania Companies	200
JCP&L	100
MP and PE	100
Transmission Companies	2,500

The former credit facilities and 2021 Credit Facilities do not contain provisions that restrict the ability to borrow or accelerate payment of outstanding advances in the event of any change in credit ratings of the borrowers. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the former credit facilities and 2021 Credit Facilities are related to the credit ratings of the company borrowing the funds. Additionally, borrowings under each of the former credit facilities and 2021 Credit Facilities are subject to the usual and customary provisions for acceleration upon the occurrence of events of default, including a cross-default for other indebtedness in excess of $100 million.

As of September 30, 2021, the borrowers were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the former revolving credit facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings through the third quarter of 2021 was 1.26% per annum for the regulated companies’ money pool and 0.74% per annum for the unregulated companies’ money pool.

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of October 25, 2021:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Watch (1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BB	Ba1	BB+	—	—	—	BB	Ba1	BB+	CW-P	S	S
AGC	BB	Baa2	BBB-	—	—	—	—	—	—	CW-P	S	S
ATSI	BB+	A3	BBB-	—	—	—	BBB-	A3	BBB	CW-P	S	S
CEI	BB+	Baa2	BBB-	BBB+	A3	BBB+	BBB-	Baa2	BBB	CW-P	N	S
FET	BB	Baa2	BB+	—	—	—	BB	Baa2	BB+	CW-P	S	S
JCP&L	BB+	A3	BBB-	—	—	—	BBB-	A3	BBB	CW-P	S	S
ME	BB+	A3	BBB-	—	—	—	BBB-	A3	BBB	CW-P	S	S
MAIT	BB+	A3	BBB-	—	—	—	BBB-	A3	BBB	CW-P	S	S
MP	BB+	Baa2	BBB-	BBB+	A3	BBB+	BBB-	Baa2	—	CW-P	S	S
OE	BB+	A3	BBB-	BBB+	A1	BBB+	BBB-	A3	BBB	CW-P	N	S
PN	BB+	Baa1	BBB-	—	—	—	BBB-	Baa1	BBB	CW-P	S	S
Penn	BB+	A3	BBB-	BBB+	A1	BBB+	—	—	—	CW-P	S	S
PE	BB+	Baa2	BBB-	BBB+	A3	BBB+	—	—	—	CW-P	S	S
TE	BB+	Baa1	BBB-	BBB+	A2	BBB+	—	—	—	CW-P	N	S
TrAIL	BB+	A3	BBB-	—	—	—	BBB-	A3	BBB	CW-P	S	S
WP	BB+	A3	BBB-	BBB+	A1	BBB+	—	—	—	CW-P	S	S
(1) S = Stable, P = Positive, N = Negative, CW-P = CreditWatch with Positive Implications

On July 23, 2021, S&P revised the CreditWatch implications to positive from negative on the ratings of FE and its subsidiaries.

On July 27, 2021, Moody’s revised the outlook for FE and FET to stable from negative.

On August 25, 2021, Fitch revised the outlook of FE and its subsidiaries to stable from negative.

On October 19, 2021, S&P issued a one-notch upgrade to all applicable ratings for the following subsidiaries: ATSI, CEI, JCP&L, ME, MAIT, MP, OE, PN, Penn, PE, TE, TrAIL, and WP. The CreditWatch Positive designation on FE and all subsidiaries is unchanged. The ratings of FE and FET were affirmed.

The applicable undrawn and drawn margin on the 2021 Credit Facilities are subject to ratings based pricing grids. The applicable fee paid on the undrawn commitments under the 2021 Credit Facilities are based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s. The fee paid on actual borrowings are determined based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s.

The interest rate payable on approximately $3.85 billion in FE’s senior unsecured notes are subject to adjustments from time to time if the ratings on the notes from any one or more of S&P, Moody’s and Fitch decreases to a rating set forth in the applicable documents. Generally a one-notch downgrade by the applicable rating agency may result in a 25 basis points coupon rate increase beginning at BB, Ba1, and BB+ for S&P, Moody’s and Fitch, respectively, to the extent such rating is applicable to the series of outstanding senior unsecured notes, during the next interest period, subject to an aggregate cap of 2% from issuance interest rate.

Debt capacity is subject to the consolidated debt-to-total-capitalization limits in the former credit facilities and 2021 Credit Facilities previously discussed. As of September 30, 2021, FE and its subsidiaries could have issued additional debt of approximately $6.0 billion, or incurred a $3.2 billion reduction to equity, and remain within the limitations of the financial covenants required by the former FE Revolving Facility.

Changes in Cash Position

As of September 30, 2021, FirstEnergy had approximately $577 million of cash and cash equivalents and $107 million of restricted cash compared to approximately $1.7 billion of cash and cash equivalents and $67 million of restricted cash as of December 31, 2020, on the Consolidated Balance Sheets.

Cash Flows From Operating Activities

FirstEnergy's most significant sources of cash are derived from electric service provided by its distribution and transmission operating subsidiaries. Beyond the cash settlement and tax sharing payments to the FES Debtors in the first quarter of 2020 and the DPA penalty in the third quarter of 2021, the most significant use of cash from operating activities is buying electricity to serve non-shopping customers and paying fuel suppliers, employees, tax authorities, lenders and others for a wide range of materials and services.

FirstEnergy’s Consolidated Statements of Cash Flows combine cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. For the nine months ended September 30, 2021 and 2020, cash flows from operating activities includes income from discontinued operations of $47 million and $46 million, respectively.

In the first nine months of 2021, cash provided from operating activities was approximately $2.1 billion compared to $851 million in the same period of 2020. The increase in cash provided from operating activities is primarily due to the absence of a $978 million cash settlement and tax sharing payment made to the FES Debtors upon their emergence in February 2020, higher distribution deliveries, impact of the distribution rider and transmission investment recovery, and increased collections of customer account receivable balances, partially offset by the DPA penalty paid in the third quarter of 2021.

Cash Flows From Financing Activities

In the first nine months of 2021, cash provided from (used for) financing activities was $(1.4) billion compared to $937 million during the same period of 2020. The following table summarizes new debt financing, redemptions, repayments, short-term borrowings and dividends:

	For the Nine Months Ended September 30,
Securities Issued or Redeemed / Repaid	2021	2020
	(In millions)
New Issues
Unsecured notes	$1,150	$3,250
Senior secured notes	150	—
FMBs	200	175
	$1,500	$3,425

Redemptions / Repayments
Term loan	$—	$(750)
Unsecured notes	—	(250)
FMBs	—	(50)
Senior secured notes	(58)	(60)
	$(58)	$(1,110)

Short-term borrowings redemptions, net	$(2,200)	$(700)

Common stock dividend payments	$(636)	$(634)

During the nine months ended September 30, 2021, the following long-term debt was issued:

Company	Issuance Date	Interest Rate	Maturity	Amount	Use of Proceeds

FET	3/19/2021	2.866%	2028	$500 million	Repay short-term borrowings under the former FET Revolving Facility.
MP	4/9/2021	3.55%	2027	$200 million	Fund MP’s ongoing capital expenditures, for working capital needs and for other general corporate purposes.
TE	5/6/2021	2.65%	2028	$150 million	Repay short-term borrowings, fund TE’s ongoing capital expenditures and for other general corporate purposes.
MAIT	5/24/2021	4.10%	2028	$150 million	Repay borrowings outstanding under FirstEnergy’s regulated company money pool, fund MAIT’s ongoing capital expenditures, to fund working capital and for other general corporate purposes.
JCP&L	6/10/2021	2.75%	2032	$500 million	Repay $450 million of short-term debt under the former FE Revolving Facility, storm recovery and restoration costs and expenses, to fund JCP&L’s ongoing capital expenditures, working capital requirements and for other general corporate purposes.

Cash Flows From Investing Activities

Cash used for investing activities in the first nine months of 2021 principally represented cash used for property additions. The following table summarizes investing activities for the first nine months of 2021 and 2020:

	For the Nine Months Ended September 30,		Increase
Cash Used for Investing Activities	2021	2020	(Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$993	$1,115	$(122)
Regulated Transmission	732	817	(85)
Corporate / Other	43	47	(4)
Proceeds from sale of Yards Creek	(155)	—	(155)
Investments	29	18	11
Asset removal costs	178	175	3
Other	(9)	(1)	(8)
	$1,811	$2,171	$(360)

Cash used for investing activities for the third quarter of 2021 decreased $360 million, compared to the same period of 2020, primarily due to the proceeds from the sale of Yards Creek and lower capital expenditures.

GUARANTEES AND OTHER ASSURANCES
FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of September 30, 2021, was approximately $1.1 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$488
Vehicle leases	75
AE Supply asset sales(1)	15
Other	8
586
FE’s Guarantees on Other Assurances
Surety Bonds	330
Global holding facility	68
Deferred compensation arrangements	130
LOCs and other	9
537
Total Guarantees and Other Assurances	$1,123
(1)As a condition to closing AE Supply’s transfer of Pleasants Power Station and as contemplated under the FES Bankruptcy settlement agreement, FE has provided two guarantees for certain retained liabilities of AE Supply, the first totaling up to $15 million for certain environmental liabilities associated with Pleasants Power Station, and the second being limited solely to environmental liabilities for the McElroy’s Run CCR Impoundment Facility, for which an ARO of $47 million is reflected on FirstEnergy’s Consolidated Balance Sheets, and which is not reflected on the table above.

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

As of September 30, 2021, $55 million of collateral has been posted by FE or its subsidiaries, all of which was posted as a result of the credit rating downgrades in the fourth quarter of 2020, and is included in Prepaid taxes and other current assets on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2021:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon further downgrade	$32	$—	$32
Surety Bonds (collateralized amount)(1)	56	258	314
Total Exposure from Contractual Obligations	$88	$258	$346
(1)Surety bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $39 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

Other Commitments and Contingencies

FE is a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, under which Global Holding’s outstanding principal balance was $68 million as of September 30, 2021. Signal Peak, Global Rail, Global Mining Group, LLC and Global Coal Sales Group, LLC, each being a direct or indirect subsidiary of Global Holding, and FE continue to provide their joint and several guaranties of the obligations of Global Holding under the facility.

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

The valuation of derivative contracts is based on observable market information. As of September 30, 2021, FirstEnergy has a net asset of $9 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of September 30, 2021, the FirstEnergy pension plan assets were allocated approximately as follows: 35% in equity securities, 32% in fixed income securities, 8% in absolute return strategies, 10% in real estate, 8% in private equity, 2% in derivatives and 5% in cash and short-term securities. As further discussed below, due to the American Rescue Plan Act of 2021, under current assumptions, including an expected annual return on assets of 7.5%, FirstEnergy does not currently expect to have a required contribution to the pension plan. However, a decline in the value of pension plan assets could result in additional funding requirements and FirstEnergy may elect to contribute to the pension plan voluntarily. As of September 30, 2021, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 48% in equity securities, 51% in fixed income securities and 1% in cash and short-term securities. See Note 5, “Pension and Other Post-Employment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans.

In the nine months ended September 30, 2021, FirstEnergy’s pension and OPEB plan assets have gained approximately 3.4% and 8.5%, respectively, as compared to an annual expected return on plan assets of 7.5%.

Interest Rate Risk

FirstEnergy recognizes net actuarial gains or losses for its pension and OPEB plans in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement. A primary factor contributing to these actuarial gains and losses are changes in the discount rates used to value pension and OPEB obligations as of the measurement date and the difference between expected and actual returns on the plans’ assets.

Estimating the final discount rate as of the year-end remeasurement date is difficult to predict based on current market conditions. However, if FirstEnergy were to recognize the remeasurement as of the end of the third quarter of 2021, the pre-tax mark-to-market gain would have been approximately $90 million based on the discount rate of approximately 3.0% as of September 30, 2021, and a return on the pension and OPEB plans’ assets based on actual investment performance through the third quarter of 2021. If the discount rate was to increase (or decrease) by 25 basis points, FirstEnergy would expect the pre-tax mark-to-market gain to increase (or decrease) by approximately $370 million.
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

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2018-2020 and 2021-2023 EmPOWER Maryland program cycles, to the extent the MDPSC determines that cost-effective programs and services are available. PE's approved 2018-2020 EmPOWER Maryland plan continues and expands upon prior years' programs, and adds new programs, for a projected total investment of $116 million over the three-year period. PE recovers program investments with a return through an annually reconciled surcharge, with most costs subject to recovery over a five-year period with a return on the unamortized balance. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE. On September 1, 2020, PE filed its proposed plan for the 2021-2023 EmPOWER Maryland program cycle. The new plan largely continues PE’s existing programs with an estimated investment of approximately $148 million over the three-year period with similar recovery. The MDPSC approved the plan on December 18, 2020.

On March 22, 2019, MDPSC issued an order approving PE’s 2018 base rate case filing, which among other things, approved an annual rate increase of $6.2 million, approved three of the four EDIS programs for four years to fund enhanced service reliability programs, directed PE to file a new depreciation study within 18 months, and ordered the filing of a new base rate case in four years to correspond to the ending of the approved EDIS programs. On September 22, 2020, PE filed its depreciation study reflecting a slight increase in expense and is seeking the difference to be deferred for future recovery in PE’s next base rate case. On January 29, 2021, the Maryland Office of People's Counsel filed testimony recommending an annual reduction in depreciation expense of $10.8 million, and the staff of the MDPSC filed testimony recommending an annual reduction of $9.6 million. On May 26, 2021, the judge issued a Proposed Order which would reduce PE’s base rates by $2.1 million. PE filed an appeal of the Proposed Order to the MDPSC on June 25, 2021, which the MDPSC denied on October 26, 2021.

Maryland’s Governor issued an order on March 16, 2020, forbidding utilities from terminating residential service or charging late fees for non-payment for the duration of the COVID-19 pandemic. On April 9, 2020, the MDPSC issued an order allowing utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic, including incremental uncollectible expense, incurred from the date of the Governor’s order (or earlier if the utility could show that the expenses related to suspension of service terminations). In July 2020, the MDPSC subsequently issued orders allowing Maryland electric and gas utilities to resume residential service terminations for non-payment on November 15, 2020, subject to various restrictions, and clarifying that utilities could resume charging late fees on October 1, 2020. On June 16, 2021, the MDPSC provided PE with approximately $4 million of COVID-19 relief funds that was allocated by the Maryland General Assembly to be used to reduce certain residential customer utility account receivable arrearages.

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

On August 27, 2020, JCP&L filed an AMI Program with the NJBPU, which proposes the deployment of approximately 1.2 million advanced meters over a three-year period beginning on January 1, 2023, at a total cost of approximately $418 million, including the pre-deployment phase. The 3-year deployment is part of the 20-year AMI Program that is expected to cost a total of approximately $732 million and proposes a cost recovery mechanism through a separate AMI tariff rider. On February 26, 2021, JCP&L filed a letter requesting a suspension of the procedural schedule to allow for settlement discussions, which was granted on March 5, 2021. On September 14, 2021, JCP&L submitted a supplemental filing, which reflects increases in the AMI Program’s costs. Under the revised AMI Program, during the first six years of the AMI Program, JCP&L estimates cost of $494 million, consisting of capital expenditures of approximately $390 million, operations and maintenance expenses of approximately $73 million and cost of removal of $31 million. JCP&L expects a NJBPU order by the end of 2021.

On June 10, 2020, the NJBPU issued an order establishing a framework for the filing of utility-run energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act. Under the established framework, JCP&L will recover its program investments with a return over a ten-year amortization period and its operations and maintenance expenses on an annual basis, be eligible to receive lost revenues on energy savings that resulted from its programs and be eligible for incentives or subject to penalties based on its annual program performance, beginning in the fifth year of its program offerings. On September 25, 2020, JCP&L filed its energy efficiency and peak demand reduction program. JCP&L’s program consists of 11 energy efficiency and peak demand reduction programs and subprograms to be run from July 1, 2021, through June 30, 2024. On April 23, 2021, JCP&L filed a Stipulation of Settlement with the NJBPU for approval of recovery of lost revenues resulting from the programs and a three-year plan including total program costs of $203 million, of which $158 million of investment is recovered over a ten year amortization period with a return as well as operations and maintenance expenses and financing costs of $45 million recovered on an annual basis. On April 27, 2021, the NJBPU issued an Order approving the Stipulation of Settlement.

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

On September 23, 2020, the NJBPU issued an Order requiring all New Jersey electric distribution companies to file electric vehicle programs. JCP&L filed its electric vehicle program on March 1, 2021, which consists of six sub-programs, including a consumer education and outreach initiative that would begin on January 1, 2022, and continue over a four-year period. The total proposed budget for the electric vehicle program is approximately $50 million, of which $16 million is capital expenditures and $34 million is for operations and maintenance expenses. JCP&L is proposing to recover the electric vehicle program costs via a non-bypassable rate clause applicable to all distribution customer rate classes, which would become effective on January 1, 2022. On May 26, 2021, a procedural schedule was set to include evidentiary hearings the week of October 18, 2021. On July 16, 2021, the procedural schedule was extended by thirty days as requested by JCP&L to continue settlement discussions. On August 19, 2021, the presiding commissioner issued an order modifying the procedural schedule by extending the procedural schedule by ninety days as requested by JCP&L to continue settlement discussions.

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

ESP IV further provided for the Ohio Companies to collect DMR revenues, but the SCOH reversed the PUCO’s decision to include DMR in ESP IV. Subsequently, the PUCO entered an order directing the Ohio Companies to cease further collection through the DMR and credit back to customers a refund of the DMR funds collected since July 2, 2019. On July 15, 2019, the OCC filed an appeal with the SCOH, challenging the PUCO’s exclusion of DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for OE for calendar year 2017, and claiming a $42 million refund is due to OE customers. On December 1, 2020, the SCOH reversed the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for OE for calendar year 2017, and remanded the case to the PUCO with instructions to conduct new proceedings which include the DMR revenues in the analysis, determine the threshold against which the earned return is measured, and make other necessary determinations. FirstEnergy is unable to predict the outcome of these proceedings but has not deemed a liability probable as of September 30, 2021.

On July 23, 2019, Ohio enacted HB 6, which included provisions supporting nuclear energy, authorizing a decoupling mechanism for Ohio electric utilities and ending current energy efficiency program mandates. Under HB 6 the energy efficiency program mandates would have ended on December 31, 2020, provided that statewide energy efficiency mandates are achieved as determined by the PUCO. On February 24, 2021, the PUCO found that statewide energy efficiency mandates had been achieved, and ordered that Ohio electric utilities’ energy efficiency and peak demand reduction cost recovery riders terminate. Third-parties have challenged the Ohio Companies’ authorization to recover all lost distribution revenue under energy efficiency and peak demand reduction cost recovery riders. On October 18, 2021, the attorney examiner issued a procedural schedule setting hearings for December 22, 2021, on that issue. FirstEnergy is unable to predict the outcome of this proceeding.

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

As further discussed below, in connection with a partial settlement with the OAG and other parties, the Ohio Companies filed an application with the PUCO on February 1, 2021, to set the respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies elected to forego recovery of lost distribution revenue. FirstEnergy is committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings currently underway as further discussed herein. As a result of the partial settlement, and the decision to not seek lost distribution revenue, FirstEnergy recognized a $108 million pre-tax charge ($84 million after-tax) in the fourth quarter of 2020, and $77 million (pre-tax) of which is associated with forgoing collection of lost distribution revenue. On March 31, 2021, FirstEnergy announced that the Ohio Companies would proactively refund to customers amounts previously collected under decoupling, with interest, which total approximately $27 million. On April 22, 2021, in anticipation of the effective date of HB 128 and in accordance with HB 128’s provisions regarding the prompt refund of decoupling funds, the Ohio Companies filed an application with the PUCO to modify CSR to return such amount over twelve months commencing June 1, 2021. On June 17, 2021, the Ohio Companies agreed to modify their proposal to return such amount in a single lump sum to customers, beginning on July 1, 2021, or promptly upon obtaining PUCO approval. On July 7, 2021, the PUCO issued an order approving the Ohio Companies’ modified application and directed that all funds collected through CSR be refunded to customers over a single billing cycle beginning August 1, 2021.

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

On July 29, 2020, the PUCO consolidated the Ohio Companies’ applications for determination of the existence of significantly excessive earnings, or SEET, under ESP IV for calendar years 2018 and 2019, which had been previously filed on July 15, 2019, and May 15, 2020, respectively. On September 4, 2020, the PUCO opened its quadrennial review of ESP IV, consolidated it with the Ohio Companies’ 2018 and 2019 SEET Applications, and set a procedural schedule for the consolidated matters. On January 12, 2021, the PUCO consolidated these matters with the determination of the existence of significantly excessive earnings under ESP IV for calendar year 2017, which the SCOH had remanded to the PUCO. On March 1, 2021, the Ohio Companies filed testimony in the quadrennial review and supplemental testimony in the SEET cases for calendar years 2017 through 2019. The calculations included in the quadrennial review for 2020 through 2024 demonstrate that the prospective effect of ESP IV is not substantially likely to provide the Ohio Companies with significantly excessive earnings during the balance of ESP IV. In addition, the Ohio Companies’ quadrennial review testimony demonstrated that ESP IV continues to be more favorable in the aggregate and during the remaining term of ESP IV as compared to the expected results of a market rate offer. Further, the revised calculations included in the Ohio Companies’ supplemental SEET testimony for calendar years 2017 through 2019 demonstrated that the Ohio Companies did not have significantly excessive earnings, on an individual company basis or on a consolidated basis. On March 31, 2021, Governor DeWine signed House Bill 128, which repeals legislation passed in 2019 that permitted the Ohio Companies to file their SEET results on a consolidated basis instead of on an individual company basis. HB 128 was effective June 30, 2021. Further, the OCC and another party filed testimony on April 5, 2021, recommending refunds for one or more of the Ohio Companies for calendar years 2017 through 2019. On April 20, 2021, the Ohio Companies filed supplemental testimony in the quadrennial review providing prospective SEET values on an individual company basis, which demonstrate that the Ohio Companies are not projected to have significantly excessive earnings, on an individual company basis, during the balance of ESP IV. On October 18, 2021, the attorney examiner issued a procedural schedule setting hearings for December 13, 2021, to allow time for settlement negotiations. As of September 30, 2021, no contingency has been reflected in FirstEnergy’s consolidated financial statements with respect to these matters as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

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

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from ratepayers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor, and a final audit report is to be filed by December 16, 2021.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by ratepayers. The Ohio Companies filed a response on September 30, 2020, stating that any political and charitable spending in support of HB 6 or the subsequent referendum were not included in rates or charges paid for by its customers. Several parties requested that the PUCO broaden the scope of the review of political and charitable spending. On August 6, 2021, the Ohio Companies filed a supplemental response explaining that, in light of the new facts revealed by the DPA between FE and the U.S Attorney’s Office for the S.D. Ohio, and the findings of the Rider DCR audit report, the Ohio Companies concluded that political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15 thousand, which will be refunded to those customers. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. A PUCO attorney examiner has issued a procedural schedule for the filing of comments and reply comments and testimony, as well as an evidentiary hearing on February 10, 2022.

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

In the fourth quarter of 2020, motions were filed with the PUCO requesting that the PUCO amend the Ohio Companies’ riders for collecting the OVEC related charges required by HB 6, which the Ohio Companies are further required to remit to other Ohio electric distribution utilities or to the State Treasurer, to provide for refunds in the event such provisions of HB 6 are repealed. The Ohio Companies contested the motions, which are pending before the PUCO.

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

In connection with an ongoing annual audit of the Ohio Companies’ Rider DCR for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from ratepayers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to ratepayers through Rider DCR or through an alternative proceeding. The final audit report was filed on August 3, 2021. The audit report recommends that approximately $6.6 million be refunded to customers associated with certain vendor transactions that were either improperly classified, misallocated, or lacked supporting documentation. On September 29, 2021, the PUCO further expanded the scope of the audit, and directed the auditor to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from ratepayers by the Ohio Companies, with a final audit report to be filed by November 19, 2021. On October 4, 2021, the Ohio Companies and other parties filed comments on the August 3, 2021 audit report’s recommendations regarding the transactions disclosed in FirstEnergy’s Form 10-K for the year ended December 31, 2020. On October 14, 2021, the Ohio Companies and other parties filed reply comments.

See “Outlook - Other Legal Proceedings” below for additional details on the government investigations and subsequent litigation surrounding the investigation of HB 6.

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

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On June 25, 2021, the Pennsylvania OCA filed a complaint against Penn’s quarterly DSIC rate, disputing the recoverability of the Companies’ automated distribution management system investment under the DSIC mechanism. Penn responded on July 19, 2021, and submitted its direct testimony on October 13, 2021.

Following the Pennsylvania Companies’ 2016 base rate proceedings, the PPUC ruled in a separate proceeding related to the DSIC mechanisms that the Pennsylvania Companies were not required to reflect federal and state income tax deductions related to DSIC-eligible property in DSIC rates, which decision was appealed by the Pennsylvania OCA to the Pennsylvania Commonwealth Court. The Commonwealth Court reversed the PPUC’s decision and remanded the matter to require the Pennsylvania Companies to revise their tariffs and DSIC calculations to include ADIT and state income taxes. On April 7, 2020, the Pennsylvania Supreme Court issued an order granting Petitions for Allowance of Appeal by both the PPUC and the Pennsylvania Companies of the Commonwealth Court’s Opinion and Order. Briefs and Reply Briefs of the parties were filed, and oral argument before the Supreme Court was held on October 21, 2020. On July 21, 2021, the Pennsylvania Supreme Court issued its ruling, affirming the Commonwealth Court’s Opinion and Order, and remanding the matter back to the PPUC for determination as to how DSIC calculations shall account for ADIT and state taxes. The matter awaits further action by the PPUC. The adverse ruling by the Pennsylvania Supreme Court is not expected to result in a material impact to FirstEnergy.

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

On December 30, 2020, MP and PE filed with the WVPSC a determination of the rate impact of the Tax Act with respect to ADIT. The filing proposes an annual revenue reduction of $2.6 million annually, effective January 1, 2022, with reconciliation and any resulting adjustments incorporated into the annual ENEC proceedings. A unanimous settlement was reached with all the parties agreeing to a $7.7 million reduction beginning January 1, 2022, with a true-up in the ENEC proceeding each year. The settlement was presented to the WVPSC on August 18, 2021, and an order is expected to be issued this year.

On August 27, 2021, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $19.6 million beginning January 1, 2022, representing a 1.5% increase in rates versus those currently in effect. Once an order is issued in the ADIT case discussed above, it is expected a supplement will be filed lowering the request by $7.7 million by taking into account the rate decrease from the case. A procedural schedule has been issued setting a hearing on December 3, 2021.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. FirstEnergy is unable to predict the final outcome or impact of this audit.

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, and certain costs for transmission-related vegetation management programs. A portion of these costs would have been charged to the Ohio Companies. Additionally, ATSI proposed certain income tax-related adjustments and certain tariff changes addressing the revenue credit components of the formula rate template. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund and setting the matter for hearing and settlement proceedings. ATSI and the parties to the FERC proceeding subsequently were able to reach settlement, and on October 14, 2021, filed the settlement with FERC. As a result of the filed settlement, FirstEnergy recognized a $21 million pre-tax charge during the third quarter of 2021, which was recognized in Other Operating Expenses on the FirstEnergy Consolidated Statements of Income. This $21 million charge reflects the difference between amounts originally recorded as regulatory assets and amounts which will ultimately be recovered as a result of the pending settlement. From a segment perspective, during the third quarter of 2021, the Regulated Transmission segment recorded a pre-tax charge of $48 million and the Regulated Distribution segment recognized a $27 million reduction to a reserve previously recorded in 2010. In addition, the settlement provides for partial recovery of future incurred costs allocated to ATSI by MISO for the above-referenced transmission projects that were constructed by other MISO transmission owners, which is not expected to have a material impact on FirstEnergy or ATSI. The settlement is pending before FERC for approval.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. Certain intervenors filed protests of the compliance filings, to which ATSI and MAIT responded. On October 28, 2020, FERC staff requested additional information about ATSI’s proposed rate base adjustment mechanism, and ATSI submitted the requested information on November 25, 2020. On May 4, 2021, FERC staff requested additional information about MAIT’s proposed rate base adjustment mechanism, and MAIT submitted the requested information on June 3, 2021. On June 24, 2021, an intervenor protested the supplemental information that MAIT submitted, to which MAIT responded. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. On May 4, 2021, FERC staff requested additional information about PATH’s proposed rate base adjustment mechanism, and PATH submitted the requested information on June 3, 2021. On July 12, 2021, FERC staff requested additional information about TrAIL’s proposed rate base adjustment mechanism. TrAIL filed its response on August 6, 2021. These compliance filings each remain pending before FERC. MP, WP and PE (as holders of a “stated” transmission rate when Order No. 864 issued) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020, and which have been accepted by FERC effective January 1, 2021, subject to refund, pending further hearing and settlement procedures, addressed further below. JCP&L addressed these requirements as part of its transmission formula rate case, which was resolved by a settlement approved by FERC on April 15, 2021, addressed further below.

Transmission ROE Methodology

On May 20, 2021, in a case not involving FirstEnergy, FERC issued Opinion No. 575 in which it reiterated the nationwide ROE methodology set forth in 2020 in Opinion Nos. 569-A and 569-B. Under this methodology, FERC employs three financial models – discounted cash flow, capital-asset pricing, and risk premium – to calculate a composite zone of reasonableness. As it has done in other recent ROE cases, FERC rejected the use of the expected earnings methodology in calculating the authorized ROE. A request for clarification or, alternatively, rehearing of Opinion No. 575 was filed on June 21, 2021, and on September 9, 2021, FERC issued an order clarifying aspects of its prior opinion, but affirming the result. On July 15, 2021, FERC issued another order, addressing ROE for a generation company in New England, which applied a standard consistent with Opinion Nos. 569-A and 569-B. FERC’s Opinion Nos. 569-A and 569-B, upon which Opinion No. 575 is based, have been appealed to the D.C. Circuit. FirstEnergy is not participating in the appeal. Any changes to FERC’s transmission rate ROE and incentive policies for the Utilities would be applied on a prospective basis.

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. FirstEnergy submitted comments through EEI and as part of a consortium of PJM Transmission Owners. In a supplemental rulemaking proceeding that was initiated on April 15, 2021, FERC requested comments on, among other things, whether to require utilities that have been members of an RTO for three years or more and that have been collecting an “RTO membership” ROE incentive adder to file tariff updates that would terminate collection of the incentive adder. Initial comments on the proposed rule were filed on June 25, 2021, and reply comments were filed on July 26, 2021. The rulemaking remains pending before FERC. FirstEnergy is a member of PJM and its transmission subsidiaries could be affected by the supplemental proposed rule. FirstEnergy participated in comments that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy transmission incentive ROE, such changes will be applied on a prospective basis.

JCP&L Transmission Formula Rate

On October 30, 2019, JCP&L filed tariff amendments with FERC to implement a forward-looking formula transmission rate. JCP&L requested that the tariff amendments become effective January 1, 2020. On December 19, 2019, FERC issued its initial order in the case, allowing JCP&L to transition to a forward-looking formula rate as of January 1, 2020 as requested, subject to refund, pending further hearing and settlement proceedings. JCP&L and the parties to the FERC proceeding subsequently were able to reach settlement, and on February 2, 2021, JCP&L filed an offer of settlement with FERC. On April 15, 2021, FERC approved the settlement agreement as filed, with no changes, effective January 1, 2021.

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to implement a forward-looking formula transmission rate, effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were accepted for filing by FERC on December 31, 2020, effective January 1, 2021, subject to refund, pending further hearing and settlement procedures and were consolidated into a single proceeding. MP, PE and WP, and KATCo are engaged in settlement negotiations with the other parties to the formula rate proceedings. KATCo will be included in the Regulated Transmission reportable segment.

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

Also, during this time, in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the

D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addresses, among other things, the remands of the CSAPR Update and the New York Section 126 Petition. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the revised CSAPR Update, the future cost of compliance may materially impact FirstEnergy's operations, cash flows and financial condition.

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

In September 2016, the U.S. joined in adopting the agreement reached on December 12, 2015, at the United Nations Framework Convention on Climate Change meetings in Paris to reduce GHG. The Paris Agreement’s non-binding obligations to limit global warming to below two degrees Celsius became effective on November 4, 2016. On June 1, 2017, the Trump Administration announced that the U.S. would cease all participation in the Paris Agreement. On January 20, 2021, President Biden signed an executive order re-adopting the agreement on behalf of the U.S. In November 2020, FirstEnergy published its Climate Story which includes its climate position and strategy, as well as a new comprehensive and ambitious GHG emission goal. FirstEnergy pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in GHG within FirstEnergy’s direct operational control by 2030, based on 2019 levels. Future resource plans to achieve carbon reductions, including any determination of retirement dates of the regulated coal-fired generating facilities, will be developed by working collaboratively with regulators in West Virginia. Determination of the useful life of the regulated coal-fired generating facilities could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s and/or MP’s financial condition, results of operations, and cash flow. Furthermore, FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. The EPA is reconsidering the ELG rule with a publicly announced target of issuing a proposed revised rule in the Fall of 2022 and a final rule by the Spring of 2023. In the interim, the rule issued on August 31, 2020, remains in effect. Depending on the outcome of appeals, how final rules are ultimately implemented and the compliance options MP elects to take with the new rules, the compliance with these standards, which could include capital expenditures at the Ft. Martin and Harrison power stations, may be substantial and changes to MP’s operations at those power stations may also result.

On September 29, 2016, FirstEnergy received a request from the EPA for information pursuant to CWA Section 308(a) for information concerning boron exceedances of effluent limitations established in the NPDES Permit for the former Mitchell Power Station’s Mingo landfill, owned by WP. On November 1, 2016, WP provided an initial response that contained information related to a similar boron issue at the former Springdale Power Station’s landfill, also owned by WP. The EPA requested additional information regarding the Springdale landfill and on November 15, 2016, WP provided a comprehensive response for both facilities and has fully complied with the Section 308(a) information request. On March 3, 2017, WP proposed to the PA DEP a re-route of its wastewater discharge to eliminate potential boron exceedances at the Springdale landfill and on January 29, 2018, WP submitted an NPDES permit renewal application to PA DEP proposing to re-route its wastewater discharge to eliminate potential boron exceedances at the Mingo landfill. On February 20, 2018, the Department of Justice issued a letter and tolling agreement to WP on behalf of the EPA alleging violations of the CWA at the Springdale and Mingo landfills and seeking to enter settlement negotiations in lieu of filing a complaint. To settle alleged past boron exceedances at both facilities, WP has agreed to a penalty amount of $610 thousand to be paid over two years. It is expected that WP will sign a Consent Decree memorializing the pipeline construction milestones and the civil penalty payments in the fourth quarter of 2021.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 17, 2018, the EPA Administrator signed a final rule extending the deadline for certain CCR facilities to cease disposal and commence closure activities, as well as, establishing less stringent groundwater monitoring and protection requirements. On August 21, 2018, the D.C. Circuit remanded sections of the CCR Rule to the EPA to provide for additional safeguards for unlined CCR impoundments that are more protective of human health and the environment. On December 2, 2019, the EPA published a proposed rule accelerating the date that certain CCR impoundments must cease accepting waste and initiate closure to August 31, 2020. The proposed rule allowed for an extension of the closure deadline based on meeting proscribed site-specific criteria. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule also allows for an extension of the closure deadline based on meeting proscribed site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the closure date of McElroy's Run CCR impoundment facility until 2024. AE Supply continues to operate McElroy’s Run as a disposal facility for FG’s Pleasants Power Station.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of September 30, 2021, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $101 million have been accrued through September 30, 2021, of which, approximately $67 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter. Under the DPA, FE has agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA requires that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, which shall consist of (x) $115 million paid by FE to the United States Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of the U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as expense in the second quarter of 2021, and paid in the third quarter of 2021. Under the terms of the DPA, the criminal information will be dismissed after FirstEnergy fully complies with its obligations under the DPA.

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
•Miller v. Anderson, et al. (Federal District Court, N.D. Ohio); Bloom, et al. v. Anderson, et al.; Employees Retirement System of the City of St. Louis v. Jones, et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Anderson et al.; Massachusetts Laborers Pension Fund v. Anderson et al.; The City of Philadelphia Board of Pensions and Retirement v. Anderson et al.; Atherton v. Dowling et al.; Behar v. Anderson, et al. (U.S. District Court, S.D. Ohio, all actions have been consolidated); beginning on August 7, 2020, purported stockholders of FE filed shareholder derivative actions alleging the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Securities Exchange Act of 1934. The cases in the S.D. Ohio have been consolidated and co-lead plaintiffs have been appointed by the court. On May 11, 2021, the court denied the defendants’ motion to dismiss in the consolidated derivative proceedings in the S.D. Ohio. As previously disclosed, on June 29, 2021, the FE Board established a SLC, effective July 1, 2021. The SLC has been delegated full authority by the FE Board to take all actions as the SLC deems advisable, appropriate, and in the best interests of FirstEnergy and its shareholders with respect to pending shareholder derivative litigation and demands. On July 20, 2021, the SLC filed motions to stay proceedings in each of the shareholder derivative actions pending in the Northern and Southern Districts of Ohio and in Summit County, Ohio, while the SLC investigates the matters asserted in the lawsuits. On September 17, 2021, the court in the N.D. Ohio issued an order denying the individual defendants’ motions to dismiss and denying the SLC’s motion to stay. On October 20, 2021, the court in the S.D. Ohio also issued an order denying the SLC’s motion to stay. The SLC appealed the court’s decision in the Northern District of Ohio, denying the SLC’s motion to stay, to the United States Court of Appeals for the Sixth Circuit Court.
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FirstEnergy filed putative class action lawsuits against FE and FESC, as well as certain current and former FirstEnergy officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. These actions have been consolidated, and the court denied FirstEnergy’s motions to dismiss and stay discovery on February 10 and 11, 2021, respectively. The defendants submitted answers to the complaint on March 10, 2021. A motion for leave to amend the complaint and add FES as a defendant was filed on September 27, 2021 and remains pending. Discovery is proceeding.
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE (the OAG also named FES as a defendant), each alleging civil violations of the Ohio Corrupt Activity Act in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero and no additional customer bills will include new decoupling rider charges after February 8, 2021. These actions have been consolidated. The cases are stayed pending final resolution of the United States v. Larry Householder, et al. criminal proceeding described above, although on August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy.
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

Internal Investigation Relating to United States v. Larry Householder, et al.

As previously disclosed, a committee of independent members of the FE Board has been directing an internal investigation related to ongoing government investigations. In connection with FirstEnergy’s internal investigation, such committee determined on October 29, 2020, to terminate FirstEnergy’s Chief Executive Officer, Charles E. Jones, together with two other executives: Dennis M. Chack, Senior Vice President of Product Development, Marketing, and Branding; and Michael J. Dowling, Senior Vice President of External Affairs. Each of these terminated executives violated certain FirstEnergy policies and its code of conduct. These executives were terminated as of October 29, 2020. Such former members of senior management did not maintain and promote a control environment with an appropriate tone of compliance in certain areas of FirstEnergy’s business, nor sufficiently promote, monitor or enforce adherence to certain FirstEnergy policies and its code of conduct. Furthermore, certain former members of senior management did not reasonably ensure that relevant information was communicated within our organization and not withheld from our independent directors, our Audit Committee, and our independent auditor. Among the matters considered with respect to the determination by the committee of independent members of the FE Board that certain former members of senior management violated certain FirstEnergy policies and its code of conduct related to a payment of approximately $4 million made in early 2019 in connection with the termination of a purported consulting agreement, as amended, which had been in place since 2013. The counterparty to such agreement was an entity associated with an individual who subsequently was appointed to a full-time role as an Ohio government official directly involved in regulating the Ohio Companies, including with respect to distribution rates. Additionally, on November 8, 2020, the Senior Vice President and Chief Legal Officer, and the Vice President, General Counsel, and Chief Ethics Officer, were separated from FirstEnergy due to inaction and conduct that the FE Board determined was influenced by the improper tone at the top. Subsequently, effective May 26, 2021, the Vice President, Rates and Regulatory Affairs, and Acting Vice President, External Affairs was separated from FirstEnergy related to her inaction regarding an amendment in 2015 of the purported consulting agreement discussed above.

Additionally, on February 17, 2021, the FE Board appointed Mr. John W. Somerhalder II to the positions of Vice Chairperson of the FE Board and Executive Director of FE, each effective as of March 1, 2021. Mr. Donald T. Misheff continues to serve as Non-Executive Chairman of the FE Board. Mr. Somerhalder will help lead efforts to enhance FirstEnergy’s reputation. On March 7,

2021, the FE Board appointed Mr. Steven E. Strah to the position of Chief Executive Officer of FirstEnergy, effective as of March 8, 2021. On March 7, 2021, at the recommendation of the FirstEnergy Corporate Governance and Corporate Responsibility Committee, the FE Board also elected Mr. Strah as a Director of FirstEnergy, effective as of March 8, 2021.

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
ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of FirstEnergy, with the participation of the chief executive officer and chief financial officer, have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2021. Based on that evaluation, the chief executive officer and chief financial officer of FirstEnergy have concluded that its disclosure controls and procedures were effective as of September 30, 2021.

Remediation of Previous Material Weakness in Internal Control Over Financial Reporting

Management previously identified and disclosed a material weakness in the FirstEnergy’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of FirstEnergy’s annual or interim financial statements will not be prevented or detected on a timely basis.

FirstEnergy did not maintain an effective control environment as our senior management failed to set an appropriate tone at the top. Specifically, certain members of senior management failed to reinforce the need for compliance with FirstEnergy’s policies and its code of conduct, which resulted in inappropriate conduct that was inconsistent with FirstEnergy’s policies and its code of conduct.

This material weakness did not result in a material misstatement of FirstEnergy’s annual or interim consolidated financial statements. However, this material weakness could have resulted in material misstatements to the annual or interim consolidated financial statements that would not have been prevented or detected.

Management and the FE Board take FirstEnergy’s internal control over financial reporting and the integrity of its financial statements seriously. FirstEnergy has completed the documentation and testing of the remedial actions described below and as of September 30, 2021, management has concluded that as a result of the corrective activities implemented, the previously disclosed material weakness has been remediated. Management, the FE Board, along with the Audit Committee, and its subcommittee, remediated the material weakness by focusing on people, training, and communication as detailed in the following remedial activities:

•the appointment of a new Chief Executive Officer to improve the tone at the top;

•the termination of certain members of senior management, including FirstEnergy’s former Chief Executive Officer, for violations of certain FirstEnergy policies and its code of conduct;

•the separation of two senior members of the legal department, due to inaction and conduct that the FE Board determined was influenced by the improper tone at the top;

•the establishment of a subcommittee of FirstEnergy’s Audit Committee, who, with the FE Board, assessed the compliance program, provided recommendations, and has overseen and will continue to oversee the implementation of changes (as appropriate) in FirstEnergy’s compliance program;

•the appointment of a new Chief Legal Officer;

•the appointment of a new Vice Chairperson of the FE Board and Executive Director to help lead efforts to enhance FirstEnergy’s reputation with external stakeholders;

•the appointment of new independent directors to the FE Board;

•the appointment of a new Chief Ethics & Compliance Officer who is overseeing the ethics and compliance program and implementation of enhancements to the existing compliance structure and role;

•the FE Board’s reinforcement of and executive team’s recommitment to the importance of setting appropriate tone at the top and the expectation to demonstrate FirstEnergy’s core values and behaviors which support an ethical and compliant culture, as well as adherence to internal control over financial reporting; and

•increased communication and training of employees with respect to:

•FirstEnergy’s commitment to ethical standards and integrity of our business procedures,

•compliance requirements,
•FirstEnergy’s Code of Business Conduct and other FirstEnergy policies, and
•availability of and the process for reporting suspected violations of law or Code of Business Conduct.

Management and the FE Board are committed to maintaining a strong internal control environment and believe the above efforts, which have been tested and are operating effectively, have effectively remediated the material weakness.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 8, “Regulatory Matters,” and Note 9, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2020, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021, and June 30, 2021, which could materially affect FirstEnergy’s business, financial condition or future results.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit Number		Description

	10.1
Credit Agreement, dated as of October 18, 2021, by and among FirstEnergy Corp., FirstEnergy Transmission, LLC, the banks and other financial institutions party thereto on the date hereof, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed October 18, 2021, Exhibit 10.1, File No. 333-21011)

	10.2
Credit Agreement, dated as of October 18, 2021, by and among The Cleveland Electric Illuminating Company, Ohio Edison Company, The Toledo Edison Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed October 18, 2021, Exhibit 10.2, File No. 333-21011)

	10.3
Credit Agreement, dated as of October 18, 2021, by and among Metropolitan Edison Company, Pennsylvania Power Company, Pennsylvania Electric Company, West Penn Power Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed October 18, 2021, Exhibit 10.3, File No. 333-21011)

	10.4
Credit Agreement, dated as of October 18, 2021, by and among Jersey Central Power & Light Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed October 18, 2021, Exhibit 10.4, File No. 333-21011)

	10.5
Credit Agreement, dated as of October 18, 2021, by and among American Transmission Systems, Incorporated, Mid-Atlantic Interstate Transmission, LLC, and Trans-Allegheny Interstate Line Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and PNC Bank, National Association, as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed October 18, 2021, Exhibit 10.5, File No. 333-21011)

	10.6
Credit Agreement, dated as of October 18, 2021, by and among Monongahela Power Company, The Potomac Edison Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd, as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed October 18, 2021, Exhibit 10.6, File No. 333-21011)

	10.7	Deferred Prosecution Agreement, dated as of July 21, 2021 (incorporated by reference to FirstEnergy’s Form 8-K filed July 22, 2021, Exhibit 10.1, File No. 333-21011)
	10.8
Waiver and Amendment No. 4 to Credit Agreement, dated as of July 21, 2021, among FirstEnergy, The Cleveland Electric Illuminating Company, Metropolitan Edison Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company, Jersey Central Power & Light Company, Monongahela Power Company, Pennsylvania Electric Company, The Potomac Edison Company and West Penn Power Company, as borrowers, Mizuho Bank, Ltd., as administrative agent, and the lenders identified therein (incorporated by reference to FirstEnergy’s Form 8-K filed July 22, 2021, Exhibit 10.2, File No. 333-21011)

	10.9
Waiver and Amendment No. 4 to Credit Agreement, dated as of July 21, 2021, to Credit Agreement, among FirstEnergy Transmission, LLC, American Transmission Systems, Incorporated, Mid-Atlantic Interstate Transmission, LLC and Trans-Allegheny Interstate Line Company, as borrowers, and PNC Bank, National Association, as administrative agent, and the lenders identified therein (incorporated by reference to FirstEnergy’s Form 8-K filed July 22, 2021, Exhibit 10.3, File No. 333-21011)

(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
October 28, 2021

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer