Form 10-K
period 2021-12-31
FIRSTENERGY CORP
filed 2022-02-16
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
    ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the FISCAL YEAR ended December 31, 2021

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
$20,228,791,176 as of June 30, 2021
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

CLASS	AS OF JANUARY 31, 2022
Common Stock, $0.10 par value	570,344,389
Documents Incorporated By Reference

PART OF FORM 10-K INTO WHICH
DOCUMENT	DOCUMENT IS INCORPORATED
Proxy Statement for 2022 Annual Meeting of Shareholders of FirstEnergy Corp. to be held May 17, 2022	Part III

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
CES	Competitive Energy Services, formerly a reportable operating segment of FirstEnergy
FE	FirstEnergy Corp., a public utility holding company
FENOC	Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates NG’s nuclear generating facilities
FES	Energy Harbor LLC. (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, which provides energy-related products and services
FES Debtors	FES, FENOC, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage LLC, and FGMUC
FESC	FirstEnergy Service Company, which provides legal, financial, and other corporate support services
FET	FirstEnergy Transmission, LLC, the parent company of ATSI, KATCo, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	Energy Harbor Generation LLC (formerly known as FirstEnergy Generation, LLC), a subsidiary of EH, which owns and operates fossil generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a subsidiary of FG
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPU	GPU, Inc., former parent of JCP&L, ME and PN, that merged with FE on November 7, 2001
GPUN	GPU Nuclear, Inc., a subsidiary of FE, which formerly operated TMI-2
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
KATCo	Keystone Appalachian Transmission Company, a subsidiary of FET
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	Energy Harbor Nuclear Generation LLC (formerly known as FirstEnergy Nuclear Generation, LLC), a subsidiary of EH, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE, and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

2021 Credit Facilities	Collectively, the six separate senior unsecured five-year syndicated revolving credit facilities entered into by FE, FET, the Utilities, and the Transmission Companies, on October 18, 2021	CTA	Consolidated Tax Adjustment
ACE	Affordable Clean Energy	CWA	Clean Water Act
ADIT	Accumulated Deferred Income Taxes	D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
AEP	American Electric Power Company, Inc.	DCPD	FirstEnergy Corp. Deferred Compensation Plan for Outside Directors
AFS	Available-for-sale	DCR	Delivery Capital Recovery
AFUDC	Allowance for Funds Used During Construction	DMR	Distribution Modernization Rider
AMI	Advance Metering Infrastructure	DOE	United States Department of Energy
AMT	Alternative Minimum Tax	DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and S.D. Ohio
AOCI	Accumulated Other Comprehensive Income (Loss)	DSIC	Distribution System Improvement Charge
ARO	Asset Retirement Obligation	DSP	Default Service Plan
ARP	Alternative Revenue Program	DTA	Deferred Tax Asset
ASC	Accounting Standard Codification	E&P	Earnings and Profits
ASU	Accounting Standards Update	EDC	Electric Distribution Company
AYE DCD	Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors	EDCP	FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan
AYE Director's Plan	Allegheny Energy, Inc. Non-Employee Director Stock Plan	EDIS	Electric Distribution Investment Surcharge
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	EE&C	Energy Efficiency and Conservation
BGS	Basic Generation Service	EEI	Edison Electric Institute
bps	Basis points	EGS	Electric Generation Supplier
Brookfield	North American Transmission Company II LLC, a controlled investment vehicle entity of Brookfield Infrastructure Partners	EGU	Electric Generation Units
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp	EH	Energy Harbor Corp.
CAA	Clean Air Act	EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
CBA	Collective Bargaining Agreement	ENEC	Expanded Net Energy Cost
CCR	Coal Combustion Residuals	EPA	United States Environmental Protection Agency
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	EPS	Earnings per Share
CFIUS	Committee on Foreign Investments in the United States	ERO	Electric Reliability Organization
CFL	Compact Fluorescent Light	ESG	Environmental, Social, Corporate Governance
CFR	Code of Federal Regulations	ESP IV	Electric Security Plan IV
CO2	Carbon Dioxide	Exchange Act	Securities and Exchange Act of 1934, as amended
Code of Business Conduct	The FirstEnergy Code of Business Conduct and Ethics as approved by the FE Board on July 20, 2021	Facebook®	Facebook is a registered trademark of Facebook, Inc.
COVID-19	Coronavirus disease	FASB	Financial Accounting Standards Board
CPP	EPA's Clean Power Plan	FCA	Financial Conduct Authority
CSAPR	Cross-State Air Pollution Rule	FE Board	FE Board of Directors
CSR	Conservation Support Rider	FE Revolving Facility	FE and the Utilities’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021

FERC	Federal Energy Regulatory Committee	NDT	Nuclear Decommissioning Trust
FES Bankruptcy	FES Debtors' voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court	NERC	North American Electric Reliability Corporation
FET Board	The Board of Directors of FET	NJBPU	New Jersey Board of Public Utilities
FET LLC Agreement	Third Amended and Restated Limited Liability Company Operating Agreement of FET	NJ Rate Counsel	New Jersey Division of Rate Counsel
FET P&SA	Purchase and Sale Agreement entered into on November 6, 2021, by and between FE, FET, Brookfield and Brookfield Guarantors	NOL	Net Operating Loss
FET Revolving Facility	FET and certain of its subsidiaries’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021	NOx	Nitrogen Oxide
Fitch	Fitch Ratings Service	NPDES	National Pollutant Discharge Elimination System
FMB	First Mortgage Bond	NRC	Nuclear Regulatory Commission
FPA	Federal Power Act	NSR	New Source Review
FTR	Financial Transmission Right	NUG	Non-Utility Generation
GAAP	Accounting Principles Generally Accepted in the United States of America	NYPSC	New York State Public Service Commission
GHG	Greenhouse Gases	OAG	Ohio Attorney General
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly	OCA	Office of Consumer Advocate
HB 128	House Bill 128, as passed by Ohio's 134th General Assembly	OCC	Ohio Consumers' Counsel
IBA	ICE Benchmark Administration Limited	ODSA	Ohio Development Service Agency
IBEW	International Brotherhood of Electrical Workers	OPEB	Other Post-Employment Benefits
ICP 2007	FirstEnergy Corp. 2007 Incentive Compensation Plan	OPEIU	Office and Professional Employees International Union
ICP 2015	FirstEnergy Corp. 2015 Incentive Compensation Plan	OPIC	Other Paid-in Capital
ICP 2020	FirstEnergy Corp. 2020 Incentive Compensation Plan	OSHA	Occupational Safety and Health Administration
IRS	Internal Revenue Service	OVEC	Ohio Valley Electric Corporation
ISO	Independent System Operator	PA DEP	Pennsylvania Department of Environmental Protection
ITC	Investment Tax Credit	PCRB	Pollution Control Revenue Bond
kV	Kilovolt	PIR	Phase-In Recovery Rider
KWH	Kilowatt-hour	PJM	PJM Interconnection, LLC
LED	Light Emitting Diode	PJM Tariff	PJM Open Access Transmission Tariff
LIBOR	London Inter-Bank Offered Rate	POLR	Provider of Last Resort
LOC	Letter of Credit	PPA	Purchase Power Agreement
LSE	Load Serving Entity	PPB	Parts per Billion
LTIIPs	Long-Term Infrastructure Improvement Plans	PPUC	Pennsylvania Public Utility Commission
MDPSC	Maryland Public Service Commission	PUCO	Public Utilities Commission of Ohio
MGP	Manufactured Gas Plants	PURPA	Public Utility Regulatory Policies Act of 1978
MISO	Midcontinent Independent System Operator, Inc.	RCRA	Resource Conservation and Recovery Act
Moody’s	Moody’s Investors Service, Inc.	REC	Renewable Energy Credit
MW	Megawatt	Regulation FD	Regulation Fair Disclosure promulgated by the SEC
MWH	Megawatt-hour	RFC	ReliabilityFirst Corporation
NAAQS	National Ambient Air Quality Standards	RFP	Request for Proposal
NAV	Net Asset Value	RGGI	Regional Greenhouse Gas Initiative
N.D. Ohio	Northern District of Ohio	ROE	Return on Equity

v

RSS	Rich Site Summary	SREC	Solar Renewable Energy Credit
RTEP	Regional Transmission Expansion Plan	SSO	Standard Service Offer
RTO	Regional Transmission Organization	SVC	Static Var Compensator
SBC	Societal Benefits Charge	S&P	Standard & Poor’s Ratings Service
SCOH	Supreme Court of Ohio	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
S.D. Ohio	Southern District of Ohio	TMI-1	Three Mile Island Unit 1
SEC	United States Securities and Exchange Commission	TMI-2	Three Mile Island Unit 2
SEET	Significantly Excessive Earnings Test	TO	Transmission Owner
SF6	Sulfur hexafluoride	Twitter®	Twitter is a registered trademark of Twitter, Inc.
SIP	State Implementation Plan(s) Under the Clean Air Act	UWUA	Utility Workers Union of America
SLC	Special Litigation Committee of the FE Board	VEPCO	Virginia Electric and Power Company
SO2	Sulfur Dioxide	VIE	Variable Interest Entity
SOFR	Secured Overnight Financing Rate	VSCC	Virginia State Corporation Commission
SOS	Standard Offer Service	WVPSC	Public Service Commission of West Virginia

PART I
ITEM 1.     BUSINESS
The Companies

FE and its subsidiaries are principally involved in the transmission, distribution, and generation of electricity. FirstEnergy’s ten utility operating companies comprise one of the nation’s largest investor-owned electric systems, based on serving over six million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include over 24,000 miles of transmission lines and two regional transmission operation centers. AGC and MP control 3,580 MWs of total capacity.
FirstEnergy’s revenues are primarily derived from electric service provided by the Utilities and Transmission Companies.

Regulated Utility Operating Subsidiaries

The Utilities’ combined service areas encompass approximately 65,000 square miles in Ohio, Pennsylvania, West Virginia, Maryland, New Jersey, and New York. The areas they serve have a combined population of approximately 13.5 million.

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

JCP&L owns property and does business as an electric public utility in New Jersey. JCP&L provides transmission and distribution services in 3,200 square miles of northern, western, and east central New Jersey. The area it serves has a population of approximately 2.7 million.

ME owns property and does business as an electric public utility in Pennsylvania. ME provides distribution services in 3,300 square miles of eastern and south central Pennsylvania. The area it serves has a population of approximately 1.3 million.

PN owns property and does business as an electric public utility in Pennsylvania. PN provides distribution services in 17,600 square miles of western, northern, and south central Pennsylvania. The area PN serves has a population of approximately 1.2 million. Also, PN, as lessee of the property of its subsidiary, the Waverly Electric Light & Power Company, serves approximately 4,000 customers in the Waverly, New York vicinity. On February 10, 2021, PN entered into an agreement to transfer its customers and the related assets in Waverly, New York to Tri-County Rural Electric Cooperative; the completion of such transfer is subject to several closing conditions including regulatory approval, but is expected to have an immaterial impact to FirstEnergy's financial statements.

PE owns property and does business as an electric public utility in Maryland, Virginia, and West Virginia. PE provides transmission and distribution services in portions of Maryland and West Virginia and provides transmission services in Virginia in an area totaling approximately 5,500 square miles. The area it serves has a population of approximately 0.9 million.

MP owns property and does business as an electric public utility in West Virginia. MP provides generation, transmission, and distribution services in 13,000 square miles of northern West Virginia. The area it serves has a population of approximately 0.8 million. MP is contractually obligated to provide power to PE to meet its load obligations in West Virginia. MP owns or contractually controls 3,580 MWs of generation capacity that is supplied to its electric utility business, including a 16.25% undivided interest in the Bath County pumped-storage hydroelectric generation facility in Virginia (487 MWs) through its wholly owned subsidiary AGC.

WP owns property and does business as an electric public utility in Pennsylvania. WP provides transmission and distribution services in 10,400 square miles of southwestern, south-central, and northern Pennsylvania. The area it serves has a population of approximately 1.5 million.

Regulated Transmission Operating Subsidiaries

ATSI owns high-voltage transmission facilities in PJM, which consist of approximately 7,900 circuit miles of transmission lines with nominal voltages of 345 kV, 138 kV and 69 kV in Ohio and Pennsylvania.

TrAIL owns high-voltage transmission facilities in PJM, which consists of approximately 260 circuit miles of transmission lines, including a 500 kV transmission line extending approximately 150 miles from southwestern Pennsylvania through West Virginia to a point of interconnection with VEPCO in northern Virginia.

MAIT owns high-voltage transmission facilities in PJM, which consist of approximately 4,300 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in Pennsylvania.

KATCo was formed to accommodate new transmission construction in the WP, MP and PE footprint and currently does not own or operate any transmission assets.

Service Company

FESC provides legal, financial, and other corporate support services at cost, in accordance with its cost allocation manual, to affiliated FirstEnergy companies.

Operating Segments

FirstEnergy's reportable operating segments are comprised of the Regulated Distribution and Regulated Transmission segments.

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey, and Maryland. This segment also controls 3,580 MWs of regulated electric generation capacity located primarily in West Virginia and Virginia. The segment's results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs.

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities. On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA, with Brookfield and Brookfield Guarantors pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction is subject to customary closing conditions, including approval from the FERC and review by the CFIUS.

Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE's retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of December 31, 2021, 67 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, is included in Corporate/Other. As of December 31, 2021, Corporate/Other had approximately $7.9 billion of FE holding company debt.
Utility Regulation
Regulatory Accounting

FirstEnergy accounts for the effects of regulation through the application of regulatory accounting to the Utilities and the Transmission Companies since their rates are established by a third-party regulator with the authority to set rates that bind customers, are cost-based and can be charged to and collected from customers.

The Utilities and the Transmission Companies recognize, as regulatory assets and regulatory liabilities, costs which FERC and the various state utility commissions, as applicable, have authorized for recovery from or return to customers in future periods or for which authorization is probable. Without the probability of such authorization, costs currently recorded as regulatory assets and regulatory liabilities would have been charged or credited to income as incurred. All regulatory assets and liabilities are expected to be recovered from or returned to customers. Based on current ratemaking procedures, the Utilities and the Transmission Companies continue to collect cost-based rates for their transmission and distribution services; accordingly, it is appropriate that the Utilities and the Transmission Companies continue the application of regulatory accounting to those operations. Regulatory accounting is applied only to the parts of the business that meet the above criteria. If a portion of the business applying regulatory accounting no longer meets those requirements, previously recorded regulatory assets and liabilities are removed from the balance sheet in accordance with GAAP.

State Regulation
The following table summarizes the allowed ROE and the aggregate actual ROE of the Utilities by state for the year ended December 31, 2021, as determined for regulatory purposes:

State	Allowed ROE	Actual ROE(1)
Maryland	9.65%	9.7%
New Jersey	9.6%(3)	8.6%
Ohio	10.5%	13.8%
Pennsylvania	Settled(2)	10.1%
West Virginia	Settled(2)	10.2%
(1) Actual ROE is based on methodology used in last distribution rate case and/or quarterly earnings reports, as applicable. Rate base is for distribution assets only (except West Virginia) and reflects the actual capital structure for Pennsylvania, West Virginia and Maryland, and the allowed capital structure for Ohio. Actual ROEs reflect actual revenue (not weather normalized) and historical results should not be relied upon to estimate the outcome of future rate cases as regulatory assumptions may vary.
(2) Commission-approved settlement agreements did not disclose ROE rates.
(3) On October 28, 2020, the NJBPU approved JCP&L's distribution rate case settlement with an allowed ROE of 9.6%. Rates were effective for customers on November 1, 2021.
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
Capital Requirements

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction and other investment expenditures, scheduled debt maturities and interest payments, dividend payments, and potential contributions to its pension plan. See "Capital Resources and Liquidity" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.

Supply Plan

Supply Chain

FirstEnergy has experienced supply chain challenges during the COVID-19 pandemic. Lead times have increased across numerous material categories, with some as much as doubling from previous times. Some key suppliers have struggled with labor shortages and raw material availability, which along with inflationary pressure, have increased the costs of certain materials, equipment and contractors. FirstEnergy continues to monitor supply chain risk as it anticipates these challenges continuing into 2022 and is mitigating these risks by:

•Establishing a cross-functional team to forecast potential impacts to operations and programs;
•Expanding supply base to increase resiliency;
•Enhancing the demand management and material reservation process;
•Evaluating substitute products, reserving production capacity, and buying ahead in targeted categories; and
•Staying updated by participating in discussions with other utilities through EEI, which has a long history of mutual assistance in the electric utility industry.

Default Service

Certain of the Utilities have default service obligations to provide power to non-shopping customers who have elected to continue to receive service under regulated retail tariffs. The volume of these sales can vary depending on the level of shopping that occurs and these default service plans vary by state and by service territory. JCP&L’s default service, or BGS supply, is secured through a statewide competitive procurement process approved by the NJBPU. Default service for the Ohio Companies, Pennsylvania Companies and PE's Maryland jurisdiction are provided through a competitive procurement process approved by the PUCO (under ESP IV), PPUC (under the DSP) and MDPSC (under the SOS), respectively. If any supplier fails to deliver power to any one of those Utilities’ service areas, the Utility serving that area may need to procure the required power in the market in their role as the default LSE. West Virginia electric generation continues to be regulated by the WVPSC.

Fuel Supply

MP currently has coal contracts with various terms to purchase approximately 7.9 million tons of coal for the year 2022, which fulfills its forecasted 2022 coal requirements. This contracted coal is produced primarily from mines located in Pennsylvania, Illinois and West Virginia. The contracts expire at various times through 2025. See "Outlook - Environmental Matters" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information pertaining to the impact of increased environmental regulations on coal supply.

System Demand
The maximum hourly demand for each of the Utilities was:

System Demand	2021	2020	2019
	(in MWs)
CEI	4,055	4,253	4,188
JCP&L	6,170	5,902	6,056
ME	3,072	2,976	2,974
MP	2,158	2,114	2,121
OE	5,504	5,598	5,494
PE	2,924	2,905	3,609
Penn	971	889	946
PN	2,898	2,908	3,020
TE	2,190	2,265	2,787
WP	3,940	3,827	4,012

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

Seasonality

The sale of electric power is generally a seasonal business, and weather patterns can have a material impact on FirstEnergy’s Regulated Distribution segment operating results. Demand for electricity in our service territories historically peaks during the summer and winter months. Accordingly, FirstEnergy’s annual results of operations and liquidity position may depend disproportionately on its operating performance during the summer and winter. Mild weather conditions may result in lower power sales and consequently lower earnings.

Human Capital

FirstEnergy focuses on a number of human capital resources, measures, and objectives in managing its business, including: safety, diversity, equity and inclusion, employee development, and compensation and benefits. Collectively, these focus areas may be material to understanding its business under certain circumstances.

Employees and Collective Bargaining Agreements

As of December 31, 2021, FirstEnergy had 12,395 employees, all of whom were located in the United States as follows:

	Total Employees	Bargaining Unit Employees
FESC	4,895	767
JCP&L	1,318	1,044
OE	1,091	739
MP	1,085	753
CEI	858	589
PN	746	493
WP	723	489
ME	632	471
PE	518	336
TE	338	255
Penn	191	133
Total	12,395	6,069

As of December 31, 2021, the IBEW, the UWUA and the OPEIU unions collectively represented approximately half of FirstEnergy’s employees. There are 15 CBAs between FirstEnergy’s subsidiaries and its unions, which have three, four or five- year terms. In 2021, FirstEnergy’s subsidiaries reached new agreements with 4 IBEW locals, covering 1,960 employees, and 1 UWA local, covering 660 employees.

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

FirstEnergy continues to shift its focus from achieving low OSHA rates to proactively identifying and mitigating life-changing event exposure. This shift in focus strengthens FirstEnergy’s safety-first culture by aligning our leadership around the same goal and driving safer decisions from an engaged workforce who puts safety first. To support that shift, FirstEnergy continues to embed its "Leading with Safety" learnings and experiences obtained during its 2020 and 2021 Safety Transformation. FirstEnergy continues to enhance and reinforce leader and employee safety training and exposure control concepts to improve job site exposure identification, communication and mitigation to prevent life changing events. Further, FirstEnergy continues to expand its “Leading with Safety” experiences with its employees to achieve excellence in personal, contractor and public safety.

Additionally, FirstEnergy’s employees’ well-being is essential to its core value of safety. FirstEnergy is taking a well-informed, decisive and measured response to the COVID-19 pandemic, as recommended by medical experts, to protect the health and safety of our employees and the public, while also continuing to serve our customers. FirstEnergy continues to provide flexibility for approximately 7,000 of its 12,400 employees to work from home. Pandemic safety and cleaning protocols were implemented for those workers who have continued to report to a FirstEnergy work location during this public health emergency, ensuring FirstEnergy employees can report directly to job sites and work with the same small group of employees every day. FirstEnergy developed a COVID-19 medical screening process under which a medical staff consisting of nurses, doctors and non-medical intake teams were assembled to manage COVID-19 related exposures, illnesses and quarantines; perform contact tracing; and ultimately safely return employees to work. FirstEnergy continues to comply with Federal laws and state health directives as they emerge and adjusts its procedures as needed to continue to keep its employees safe.

Diversity, Equity and Inclusion

Diversity, equity and inclusion is a core value, as well as a corporate objective because a diverse, equitable and inclusive work environment delivers better service to customers, strong operational performance, innovation, and a safe, rewarding work experience for employees. FirstEnergy is focused on building a diverse workforce for the future, advancing a culture of equity, inclusion and belonging, and enhancing our diversity focus with our customers, in our communities and with our suppliers.

Affirmative steps taken at FirstEnergy to promote the core value of diversity, equity and inclusion include:
•FirstEnergy sponsors an executive diversity, equity and inclusion council consisting of senior management and other leaders across the company;
•Holding an annual “Diversity, Equity & Inclusion Employee Survey” to capture employees’ perspectives on FirstEnergy’s efforts in this area, and where the results are discussed with employees in order to drive initiatives and action plans for improvement. This includes establishing:
◦a cross-functional working group to oversee the development and implementation of diversity, equity and inclusion action plans company-wide;
◦additional teams of employees embedded throughout FirstEnergy to implement local actions supporting diversity, equity and inclusion;
•FirstEnergy’s employees have established multiple employee business resource groups, known as "EBRGs," to further support diversity, equity and inclusion objectives through networking, mentoring, coaching, recruiting, development and community outreach;
•Employees are provided ongoing training and education on a variety of diversity, equity and inclusion topics;
•Enhanced transparency of diversity, equity and inclusion data, talent processes and measurement of progress;
•FirstEnergy has enhanced the recruiting processes to increase the number of diverse candidates considered for open positions and expand the diversity of teams interviewing those candidates. These enhancements include:
◦expanded relationship building with key diverse professional organizations, colleges and universities;
◦a more strategic approach to proactive talent sourcing that ensures increased diversity of candidate slates presented to hiring managers;
◦expanded diversity of teams interviewing those candidates.
•Increase leadership accountability by including diversity, equity and inclusion metrics in FirstEnergy’s annual incentive compensation program.

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

Understanding FirstEnergy’s rapidly changing industry and strategy is key to employees’ ability to support FirstEnergy’s mission and meet its customers’ evolving needs. Key FirstEnergy development programs include:
•a mentoring program;
•"Discover FE," which is designed to broaden and deepen knowledge of FirstEnergy and the electric utility industry generally;
•new supervisor and manager program;
•experienced leader program;
•aspiring leader program;
•external partnership with the Center for Creative Leadership for senior and executive leadership development,
•"Educate to Elevate," which provides access to post-secondary education and a path to an Associate’s and Bachelor’s degrees for employees; and
•Power Systems Institute, an award-winning program for recruiting and developing the next generation of highly trained, dedicated and motivated line and substation workers.

Compensation and Benefits

FirstEnergy’s total rewards program is designed to attract, motivate, retain and reward employees for their role in the success of FirstEnergy. The base pay program is designed to provide individual base pay levels that balance an employee’s value to FirstEnergy with comparable jobs at peer companies. FirstEnergy is committed to ensuring that our internal policies and processes support pay equity, which was confirmed in a third-party review of our practices in 2019. The annual incentive compensation program is designed to reward the achievement of near-term corporate and business unit objectives. Additionally, FirstEnergy’s long-term incentive compensation program is designed to reward eligible executives for FirstEnergy’s achievement of longer-term goals intended to drive shareholder value and growth. In addition to base pay and incentive compensation plans, FirstEnergy offers a comprehensive benefits program, including a 401(k) Savings Plan and a defined benefit Pension Plan.

Information About Our Executive Officers (as of February 16, 2022)

Name	Age	Positions Held During Past Five Years	Dates
John W. Somerhalder II	66	Vice Chair and Executive Director (A)	2021-Present
		CenterPoint Energy Inc, Interim President & Chief Executive Officer	2020
		Colonial Pipeline Co, Interim President & Chief Executive Officer	2017

S. E. Strah	58	President and Chief Executive Officer (A) (B)	2021-Present
		President and Acting Chief Executive Officer (A) (B)	2020-2021
		Senior Vice President and Chief Financial Officer (A) (B) (C) (E)	2018-2020
		President (D)	2017-2018
		President (C) (E)	*-2018
		Senior Vice President & President, FirstEnergy Utilities (B)	*-2018

S. L. Belcher	53	Senior Vice President, Operations (B)	2021-Present
		President (C) (E)	2018-Present
		Senior Vice President and President, FirstEnergy Utilities (B)	2018-2021
		President and Chief Nuclear Officer (G)	*-2018
		President, FirstEnergy Nuclear Operating Company (B)	*-2017

H. Park	60	Senior Vice President and Chief Legal Officer (A)	2021-Present
		Senior Vice President and General Counsel (C) (D) (E)	2021-Present
		LimNexus, Partner and General Counsel	2019-2021
		Latham & Watkins, Of Counsel	2017-2019
		PG&E Corporation, Senior Vice President and Special Counsel to Chairman	2017
		PG&E Corporation, Senior Vice President and General Counsel	*-2017

K. Jon Taylor	48	Senior Vice President, Chief Financial Officer and Strategy (A) (B)	2021-Present
		Senior Vice President and Chief Financial Officer (C) (E)	2020-Present
		Senior Vice President and Chief Financial Officer (A) (B)	2020-2021
		Vice President, Utility Operations (B)	2019-2020
		President (D)	2019-2020
		President, Ohio Operations (B)	2018-2019
		Vice President (C)	2018-2019
		Vice President and Controller (C) (E)	*-2018
		Vice President, Controller and Chief Accounting Officer (A) (B)	*-2018
		Vice President and Controller (D) (G)	*-2017

J. J. Lisowski	40	Vice President, Controller and Chief Accounting Officer (A) (B)	2018-Present
		Vice President and Controller (C) (E)	2018-Present
		Controller and Treasurer (G)	2017-2018
		Controller and Treasurer (F)	*-2018
		Assistant Controller (B) (C) (D) (E) (G)	*-2017

C. L. Walker	56	Senior Vice President and Chief Human Resources Officer (B)	2019-Present
		Vice President, Human Resources (B)	2018-2019
		Executive Director, Talent Management (B)	*-2018

* Indicates position held at least since January 1, 2017
(A) Denotes position held at FE
(B) Denotes position held at FESC
(C) Denotes position held at the Ohio Companies, the Pennsylvania Companies, MP, PE, FET, KATCo, TrAIL and ATSI
(D) Denotes position held at AGC
(E) Denotes position held at MAIT
(F) Denotes position held at FES and FG
(G) Denotes position held at FENOC

FirstEnergy Website and Other Social Media Sites and Applications

FirstEnergy's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and all other documents filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through the "Investors" page of FirstEnergy’s website at www.firstenergycorp.com. These documents are also available to the public from commercial document retrieval services and the website maintained by the SEC at www.sec.gov.

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
ITEM 1A.     RISK FACTORS

We operate in a business environment that involves significant risks, many of which are beyond our control. Management regularly evaluates the most significant risks of its businesses and reviews those risks with the FE Board and appropriate Committees of the FE Board. The following risk factors and all other information contained in this report should be considered carefully when evaluating FirstEnergy. These risk factors could affect our financial results and cause such results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Below, we have identified risks we consider material. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Additional information on risk factors is included in Item 1, "Business,” Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Form 10-K that include forward-looking and other statements involving risks and uncertainties that could impact our business and financial results.

Risks Associated with Damage to Our Reputation

Damage to our reputation may arise from numerous sources making us vulnerable to negative customer perception, adverse regulatory outcomes, or other consequences, which could materially adversely affect our business, results of operations, and financial condition.

Our reputation is important. Damage to our reputation could materially adversely affect our business, results of operations, and financial condition and may arise from numerous sources further discussed below, including a breach of the DPA, negative outcomes associated with the SEC and FERC investigations or other HB 6 litigation or investigations, a significant cyber-attack or data security breach, failure to provide safe and reliable service, and operating coal-fired generation. Any damage to our reputation may lead to negative customer perception, which may make it difficult for us to compete successfully for new opportunities, or could adversely impact our ability to launch new sophisticated technology-driven solutions to meet our customer expectations. Further, a damaged reputation could further result in FERC and the state utility commissions that regulate our rates, and other regulatory and legislative authorities being less likely to view us in a favorable light, and could negatively impact the rates we charge customers or otherwise cause us to be susceptible to unfavorable legislative and regulatory outcomes, as well as increased regulatory oversight and more stringent legislative or regulatory requirements.

Risks Associated with the Ongoing Investigations

If We Violate our DPA That We Entered Into on July 20, 2021, It Could Have a Material Adverse Effect on our Reputation and Consolidated Financial Statements

On July 21, 2021, we entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the previously disclosed U.S. Attorney’s Office investigation into us relating to our lobbying and governmental affairs activities concerning HB 6. Under the DPA, the U.S. Attorney’s Office filed a single charge alleging that we conspired to commit honest services wire fraud. The DPA provides that the U.S. Attorney’s Office will defer any prosecution of such conspiracy charge and any other criminal or civil case against us in connection with the matters identified therein for a three-year period subject to certain obligations of ours, including, but not limited to, the following: (i) continued cooperation with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) payment of a criminal monetary penalty totaling $230 million, which was paid in 2021; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) publication of a public acknowledgement of our conduct, including a statement, as dictated in the DPA, regarding our use of 501(c)(4) entities; and (v) continued implementation and review of our compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of the U.S. laws throughout its operations, and to take certain related remedial measures. If we are found to have breached the terms of the DPA, the U.S. Attorney’s Office may elect to prosecute, or bring a civil action against, us for conduct alleged in the DPA or known to the government, which could result in fines or penalties and could have a material adverse impact on our reputation or relationships with regulatory and legislative authorities, customers and other stakeholders, as well as our consolidated financial statements. Failure to comply with the DPA, including alleged failures to comply with anti-corruption and anti-bribery laws, may also result in a breach of certain covenants contained in our credit agreements and could result in an event of default under such agreements, and we would not be able to access our credit facilities for additional borrowings and letters of credit during the existence of any such default.

The SEC Investigation and HB 6 Related Litigation Could Have a Material Adverse Effect on our Reputation, Business, Financial Condition, Results of Operations, Liquidity or Cash Flows

Following the announcement by the U.S. Attorney’s Office for the S.D. Ohio of the investigation surrounding HB 6 in July 2020, certain of our stockholders and customers filed several lawsuits against us and certain current and former directors, officers and other employees. In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FirstEnergy, and on September 1, 2020, issued subpoenas to FirstEnergy and certain of its officers. We are cooperating with the SEC in their ongoing investigation. We believe that it is probable that FE will incur a loss in connection with the resolution of the SEC’s investigation. Given the ongoing nature and complexity of such investigation, we cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the SEC investigation, but such resolution could have a material adverse effect on our reputation, business, financial condition, results of operations, liquidity or cash flows.

The investigations and litigation related to HB 6 could divert management’s focus and have resulted in, and could continue to result in substantial investigation expenses, and the commitment of substantial corporate resources. The outcome of the government investigations and related litigation is inherently uncertain. Further, we believe that it is probable that FE will incur a loss in connection with the resolution of In re FirstEnergy Corp. Securities Litigation (Federal District Court, S.D. Ohio). Given the ongoing nature and complexity of such litigation, we cannot yet reasonably estimate a loss or range of loss that may arise from its resolution. If one or more legal matters, including In re FirstEnergy Corp. Securities Litigation, were resolved against us, our reputation, business, financial condition, results of operations, liquidity or cash flows may be materially adversely affected. Further, such an outcome could result in settlement agreements, significant monetary damages, remedial corporate measures or other relief against us that could further adversely impact our operations.

We are unable to predict the outcome, duration, scope, result or related costs of the investigations and related litigation and, therefore, any of these risks could impact us significantly beyond expectations. Moreover, we are unable to predict the potential for any additional investigations or litigation, any of which could exacerbate these risks or expose us to potential criminal or civil liabilities, sanctions or other remedial measures, and could have a material adverse effect on our reputation, business, financial condition, results of operations, liquidity or cash flows. These matters are likely to continue to have an adverse impact on the trading prices of our securities. See Note 13, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements, for additional details on the government investigations and subsequent litigation surrounding HB 6.

The FERC and State Regulatory Investigations and HB 6 Related Investigations Could Have a Material Adverse Effect on our Reputation, Business, Financial Condition, Results of Operations, Liquidity or Cash Flows

In letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6 and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing non-public audit being conducted by FERC’s Division of Audits and Accounting. We are cooperating with the FERC in the ongoing audit and investigation. With respect to the FERC Division of Investigations matter, we believe that it is probable that FirstEnergy will incur a loss in connection with its resolution. Given the ongoing nature and complexity of such investigation, we cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the FERC Division of Investigations matter but such resolution could have a material adverse effect on our reputation, business, financial condition, results of operations, liquidity or cash flows. See Note 12, "Regulatory Matters," and Note 13, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements, for additional details on the government investigations and regulatory matters related to the investigation of HB 6.

In addition, there are several state regulatory matters associated with the ongoing governmental investigations including, but not limited to, the following:

•On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers.
•On November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the termination of certain members of senior management.
•On December 30, 2020, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. The auditor filed its final audit report on January 14, 2022, which made findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies.
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

•On May 11, 2021, the Maryland Office of People’s Counsel filed a petition asking the MDPSC to open an investigation regarding several matters including possible impacts to PE as a result of the HB 6 investigations in Ohio. On July 26, 2021, the MDPSC opened a proceeding to allow discovery into: (i) whether the HB 6 investigations in Ohio have impacted or could impact the cost to PE of borrowing funds from the regulated companies money pool; (ii) whether money from PE was used to pay for bribes or other misconduct associated with the HB 6 investigations in Ohio or the legal costs related to those matters; and (iii) whether the Icahn Capital appointed directors would have the ability to assert substantial influence over PE in their roles as FE directors.

While FirstEnergy is committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings currently underway, the rates our Utilities and Transmission Companies are allowed to charge may be decreased as a result of actions taken by FERC or by a state regulatory commission to which our Utilities and Transmission Companies are subject to jurisdiction, whether as a result of the DPA, any failure to have complied with anti-corruption laws, or otherwise.

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

Risks Associated with Regulation of Our Distribution and Transmission Segments

We are Focusing on Growing Our Regulated Distribution and Regulated Transmission Segments. Whether This Investment Strategy Will Deliver the Desired Result Is Subject to Certain Risks Which Could Adversely Affect Our Results of Operations and Financial Condition

We focus on capitalizing on investment opportunities available to our Regulated Transmission and Regulated Distribution segments as we focus on delivering enhanced customer service and reliability. The success of these efforts will depend, in part, on successful recovery of our transmission investments. Factors that may affect rate recovery of our transmission investments include: (1) FERC’s timely approval of rates to recover such investments; (2) whether the investments are included in PJM's RTEP; (3) FERC's evolving policies with respect to incentive rates for transmission assets; (4) FERC's evolving policies with respect to the calculation of the base ROE component of transmission rates; (5) consideration and potential impact of the objections of those who oppose such investments and their recovery; and (6) timely development, construction, and operation of the new facilities.

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

Our efforts also could be impacted by our ability to finance the proposed expansion projects while maintaining adequate liquidity. There can be no assurance that our investment strategy in our Regulated Distribution and Regulated Transmission segments will deliver the desired result which could adversely affect our results of operations and financial condition.

The Inability to Close the FET Minority Equity Interest Sale to Brookfield May Have Material Adverse Effects on Our Cash Flows, Liquidity and Financial Condition

On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA with Brookfield and Brookfield Guarantors, pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. Upon closing of the transaction, which is expected to occur in the first half of 2022, FirstEnergy will retain an 80.1% equity interest in FET and FirstEnergy's workforce will continue to operate the business. The transaction is subject to customary closing conditions, including approval from the FERC and review by the CFIUS. This transaction involves various inherent risks, such as our ability to obtain the necessary regulatory and third-party approvals; the timing of and conditions imposed upon us by regulators in connection with such approvals; and our ability to realize the benefits expected from the transaction. In addition, various factors, including prevailing market conditions, could negatively impact the benefits we receive from this transaction. Our failure to consummate this transaction in a timely manner, including satisfying all closing conditions, could have material adverse effects on our cash flows, liquidity and financial condition.

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

Our Utilities and Transmission Companies provide service at rates approved by one or more regulatory commissions. Thus, the rates the Utilities and Transmission Companies are allowed to charge may be decreased as a result of actions taken by FERC or by a state regulatory commission in the states in which our Utilities operate. Also, these rates may not be set to recover such applicable utility's expenses at any given time. Additionally, there may also be a delay between the timing of when costs are incurred and when costs are recovered, if at all. For example, we may be unable to timely recover the costs for our energy efficiency investments or expenses and additional capital or lost revenues resulting from the implementation of aggressive energy efficiency programs. While rate regulation is premised on providing an opportunity to earn a reasonable return on investments and recovery of operating expenses, there can be no assurance that the applicable regulatory commission will determine that all of our costs have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs in a timely manner. Further, there can be no assurance that we will retain the expected recovery in future rate cases.

State Rate Regulation May Delay or Deny Full Recovery of Costs and Impose Risks on Our Operations. Any Denial of or Delay in Cost Recovery Could Have an Adverse Effect on Our Business, Results of Operations, Liquidity, Cash Flows and Financial Condition

Each of the Utilities' retail rates are set by its respective regulatory agency for utilities in the state in which it operates - in Maryland by the MDPSC, in New Jersey by the NJBPU, in Ohio by the PUCO, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC - through traditional, cost-based regulated utility ratemaking. As a result, any of the Utilities may not be permitted to recover its costs and, even if it is able to do so, there may be a significant delay between the time it incurs such costs and the time it is allowed to recover them. Factors that may affect outcomes in the distribution rate cases include: (i) the value of plant in service; (ii) authorized rate of return; (iii) capital structure (including hypothetical capital structures); (iv) depreciation rates; (v) the allocation of shared costs, including consolidated deferred income taxes and income taxes payable across the Utilities; (vi) regulatory approval of rate recovery mechanisms for capital investment spending programs; and (vii) the accuracy of forecasts used for ratemaking purposes in "future test year" cases.

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

Federal Rate Regulation May Delay or Deny Full Recovery of Costs and Impose Risks on Our Operations. Any Denial or Reduction of, or Delay in Cost Recovery Could Have an Adverse Effect on Our Business, Results of Operations, Cash Flows and Financial Condition

FERC policy currently permits recovery of prudently incurred costs associated with cost-of-service-based wholesale power rates and the expansion and updating of transmission infrastructure within its jurisdiction. FERC’s policies on recovery of transmission costs continue to evolve, evidenced by ongoing proceedings to determine an appropriate ROE methodology to determine transmission ROEs, and to determine whether FERC’s existing policies on transmission rate incentives should be revised. If FERC were to adopt a different policy regarding recovery of transmission costs or if there is any resulting delay in cost recovery, our strategy of investing in transmission could be affected. If FERC were to lower the rate of return it has authorized for FirstEnergy's cost-based wholesale power rates or transmission investments and facilities, it could reduce future earnings and cash flows, and adversely impact our financial condition.

We Could be Subject to Higher Costs and/or Penalties Related to Mandatory Reliability Standards Set by NERC/FERC or Changes in the Rules of Organized Markets, Which Could Have an Adverse Effect on our Financial Condition

Owners, operators, and users of the bulk electric system are subject to mandatory reliability standards promulgated by NERC and approved by FERC. The standards are based on the functions that need to be performed to ensure that the bulk electric system operates reliably. NERC, RFC and FERC can be expected to continue to refine existing reliability standards as well as develop and adopt new reliability standards. Compliance with modified or new reliability standards may subject us to higher operating costs and/or increased investments. If we were found not to be in compliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties. FERC has authority to impose penalties up to and including $1.4 million per day for failure to comply with these mandatory electric reliability standards.

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

Risks Related to Business Operations Generally

Temperature Variations as Well as Severe Weather Conditions or Other Natural Disasters Could Have an Adverse Impact on Our Results of Operations and Financial Condition

Weather conditions directly influence the demand for electric power. Demand for power generally peaks during the summer and winter months, with market prices also typically peaking at that time. Overall operating results may fluctuate based on weather conditions. In addition, we have historically sold less power, and consequently received less revenue, when seasonal weather conditions are milder. In addition, severe weather, such as tornadoes, hurricanes, ice or snowstorms, droughts, high winds or other natural disasters, may cause outages and property damage that may require us to incur additional costs that are generally not insured and that may not be recoverable from customers. The effect of the failure of our facilities to operate as planned under these conditions would be particularly burdensome during a peak demand period and could have an adverse effect on our financial condition and results of operations, which adverse effects could be further exacerbated by an increased frequency of such severe weather events.

Cyber-Attacks, Data Security Breaches and Other Disruptions to Our Information Technology Systems, or Those of Third Parties We Do Business With, Could Compromise Our Business Operations, Critical and Proprietary Information and Employee and Customer Data, Which Could Have a Material Adverse Effect on Our Business, Results of Operations, Financial Condition and Reputation

In the ordinary course of our business, we depend on information technology systems that utilize sophisticated operational systems and network infrastructure to run all facets of our regulated generation, transmission and distribution services. Additionally, we store sensitive data, intellectual property and proprietary or personally identifiable information regarding our business, employees, shareholders, customers, suppliers, business partners and other individuals in our data centers and on our networks. We may also need to provide sensitive data to vendors and service providers who require access to this information. The secure maintenance of information and information technology systems is critical to our operations.

Over the last several years, there has been an increase in the frequency of cyber-attacks by terrorists, hackers, international activist organizations, countries and individuals. These and other unauthorized parties may attempt to gain access to our network systems or facilities, or those of third parties with whom we do business in many ways, including directly through our network infrastructure or through fraud, trickery, or other forms of deceiving our employees, contractors and temporary staff. Additionally, our information and information technology systems and those of our vendors and service providers may be increasingly vulnerable to data security breaches, damage and/or interruption due to viruses, human error, malfeasance, faulty password management or other malfunctions and disruptions. Further, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information and/or security.

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

Any such cyber-attack, data security breach, damage, interruption and/or defect could: (i) disable our generation, transmission (including our interconnected regional transmission grid) and/or distribution services for a significant period of time; (ii) delay development and construction of new facilities or capital improvement projects; (iii) adversely affect our customer operations; (iv) corrupt data; and/or (v) result in unauthorized access to the information stored in our data centers and on our networks and those of our vendors and service providers, including, company proprietary information, supplier information, employee data, and personal customer data, causing the information to be publicly disclosed, lost or stolen or result in incidents that could result in economic loss and liability and harmful effects on the environment and human health, including loss of life. Additionally, because our regulated generation, transmission and distribution services are part of an interconnected system, disruption caused by a cybersecurity incident at another utility, electric generator, RTO, or commodity supplier could also adversely affect our operations.

Although we maintain cyber insurance and property and casualty insurance, there can be no assurance that liabilities or losses we may incur, including as a result of cybersecurity-related litigation, will be covered under such policies or that the amount of insurance will be adequate. Further, as cyber threats become more difficult to detect and successfully defend against, there can be no assurance that we can implement adequate preventive measures, accurately assess the likelihood of a cyber-incident or quantify potential liabilities or losses. Also, we may not discover any data security breach and loss of information for a significant period of time after the data security breach occurs particularly those of our vendors and service providers.

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

If Our "FE Forward" Initiative Does Not Achieve the Expected Benefits, There Could Be Negative Impacts to FirstEnergy's Business, Results of Operations and Financial Condition

We are working to transform how we conduct business and serve our customers, to achieve value potential in a sustainable way. In February 2021, we announced a new initiative to build upon our strong operations and business fundamentals and deliver immediate value and resilience, with substantial working capital improvements and capital efficiencies ramping up through 2024. Called FE Forward, this initiative will play a critical first step in our transformation journey as we look to optimize processes and procedures. FE Forward is projected to generate approximately $380 million in annualized capital expenditure efficiencies by 2024, as well as, approximately $250 million in working capital improvements by 2023. This program includes an estimated $150 million of costs to achieve through 2023, which are expected to be self-funded through these efficiencies. We plan to redeploy the capital expenditure efficiencies in a more diverse capital program that over the long-term, continues to support our strategy, and using 2022 as baseline, operating expenses are projected to naturally decline 1% annually allowing for strategic flexibility and customer affordability. FE Forward is not a downsizing effort and there will not be any involuntary employee reductions in connection with this program. There can be no assurance that FE Forward will provide the anticipated benefits to our business, results of operations and financial condition in a timely manner, if at all.

Additionally, our belief that digital transformation of our business, including system integration, automation, and mobility tools, is key to driving internal efficiencies as well as providing additional capabilities to customers is vital to the success of FE Forward. Our information technology systems are critical to cost-effective, reliable daily operations and our ability to effectively serve our customers. We expect our customers to continue to demand more sophisticated technology-driven solutions and we must enhance or replace our information technology systems in response. This involves significant development and implementation costs to keep pace with changing technologies and customer demand.

Our ability to achieve the anticipated annualized capital expenditure efficiencies, working capital improvements, and other benefits from FE Forward, including failure to successfully implement critical technology, within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. Further, during and following completion of FE Forward, FirstEnergy could experience unexpected delays and business disruptions resulting from supporting these initiatives, decreased productivity, and higher than anticipated costs, any of which may impair our ability to achieve anticipated results or otherwise harm FirstEnergy's business, results of operations and financial condition.

We Are Subject to Financial Performance Risks from Regional and General Economic Cycles as Well as Heavy Industries such as Shale Gas, Automotive and Steel

Our business follows economic cycles. Economic conditions impact the demand for electricity and declines in the demand for electricity will reduce our revenues. The regional economy in which our Utilities operate is influenced by conditions in industries in our business territories, e.g., shale gas, automotive, chemical, steel and other heavy industries, and as these conditions change, our revenues will be impacted.

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

Failure to Provide Safe and Reliable Service and Equipment Could Result in Serious Injury or Loss of Life That May Harm Our Business Reputation and Adversely Affect Our Operating Results

We are committed to providing safe and reliable service and equipment in our franchised service territories. Meeting this commitment requires the expenditure of significant capital resources. However, our employees, contractors and the general public may be exposed to dangerous environments due to the nature of our operations. Failure to provide safe and reliable service and equipment due to various factors, including equipment failure, accidents and weather, could result in serious injury or loss of life that may harm our business reputation and adversely affect our operating results through reduced revenues, increased capital and operating costs, litigation or the imposition of penalties/fines or other adverse regulatory outcomes.

Capital Investments and Construction Projects May Not be Completed Within Forecasted Budget, Schedule or Scope Parameters or Could be Canceled Which Could Adversely Affect Our Business and Results of Operations

Our business plan calls for extensive capital investments totaling approximately $17 billion from 2021 through 2025, including but not limited to our Energizing the Future transmission expansion program and our distribution grid modernization, resiliency and reliability programs. We may be exposed to the risk of substantial price increases in, or the adequacy or availability of, the costs of labor and materials used in construction, nonperformance of equipment and increased costs due to inflation, delays, including delays relating to the procurement of permits or approvals, adverse weather or environmental matters. We engage numerous contractors and enter into a large number of construction agreements to acquire the necessary materials and/or obtain the required construction-related services. As a result, we are also exposed to the risk that these contractors and other counterparties could breach their obligations to us. Such risk could include our contractors’ inabilities to procure sufficient skilled labor as well as potential work stoppages by that labor force. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements at then-current market prices that may exceed our contractual prices, with resulting delays in those and other projects. Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than these mitigation provisions. Also, because we enter into construction agreements for the necessary materials and to obtain the required construction related services, any cancellation by FirstEnergy of a construction agreement could result in significant termination payments or penalties. Any delays, increased costs or losses, or cancellation of a construction project could adversely affect our business and results of operations, particularly if we are not permitted to recover any such costs in rates.

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

We Face Certain Human Resource Risks Associated with Potential Labor Disruptions and/or with the Availability of Trained and Qualified Labor to Meet Our Future Staffing Requirements

We are continually challenged to find ways to balance the retention of our aging skilled workforce while recruiting new talent to mitigate losses in critical knowledge and skills due to retirements. Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is higher than the national average. Over the next three years, 31 percent of our current employees will meet the eligibility requirements to retire. Our costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business. If we are unable to successfully recruit and retain an appropriately qualified workforce, our results of operations could be negatively affected.

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

Significant Increases in Our Operation and Maintenance Expenses, Including Our Health Care and Pension Costs, Could Adversely Affect Our Future Earnings and Liquidity

We continually focus on limiting and reducing where possible, our operation and maintenance expenses. However, we expect to continue to face increased cost pressures related to operation and maintenance expenses, including in the areas of health care and pension costs. We have experienced health care cost inflation in recent years, and we expect our cash outlay for health care costs, including prescription drug coverage, to continue to increase despite measures that we have taken requiring employees and retirees to bear a higher portion of the costs of their health care benefits. The measurement of our expected future health care and pension obligations and costs is highly dependent on a variety of assumptions, many of which relate to factors beyond our control. These assumptions include investment returns, interest rates, discount rates, health care cost trends, benefit design changes, salary increases, the demographics of plan participants and regulatory requirements. While we anticipate that our operation and maintenance expenses will continue to increase, if actual results differ materially from our assumptions, our costs could be significantly higher than expected which could adversely affect our results of operations, financial condition and liquidity.

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

Changes in Technology and Regulatory Policies May Make Our Facilities Significantly Less Competitive and Adversely Affect Our Results of Operations

Traditionally, electricity is generated at large, central station generation facilities. This method results in economies of scale and lower unit costs than newer generation technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells. It is possible that advances in newer generation technologies will make newer generation technologies more cost-effective, or that legislation addressing climate change at the federal or state level together with changes in regulatory policy will create incentives or benefits that otherwise make these newer generation technologies even more competitive with central station electricity production. To the extent that newer generation technologies are connected directly to load, bypassing the transmission and distribution systems, potential impacts could include decreased transmission and distribution revenues, stranded assets and increased uncertainty in load forecasting and integrated resource planning and could adversely affect our business and results of operations.

Energy Companies are Subject to Adverse Publicity Causing Less Favorable Regulatory and Legislative Outcomes Which Could Have an Adverse Impact on Our Business

Energy companies, including the Utilities and Transmission Companies, have been the subject of criticism on matters including the reliability of their distribution services and the speed with which they are able to respond to power outages, such as those caused by storm damage. Adverse publicity of this nature, as well as negative publicity associated with the operation of coal-fired generation or proceedings seeking regulatory recoveries may cause less favorable legislative and regulatory outcomes and damage our reputation, which could have an adverse impact on our business.

Risks Associated with Environmental Matters

We Have Coal-Fired Generation Capacity, Which Exposes Us to Risk from Regulations Relating to Coal, GHGs and CCRs and Could Lead to Increased Costs or the Need to Spend Significant Resources to Defend Allegations of Violation

Historically, coal-fired generation has greater exposure to the costs of complying with federal, state and local environmental statutes, rules and regulations relating to air emissions, including GHGs and CCR disposal, than other types of electric generation facilities. These legal requirements and any future initiatives could impose substantial additional costs and, in the case of GHG requirements, could raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities and could require our coal-fired generation to curtail generation or cease to generate. Failure to comply with any such existing or future legal requirements may also result in the assessment of fines and penalties. Significant resources also may be expended to defend against allegations of violations of any such requirements.

Costs of Compliance with Environmental Laws are Significant, and the Cost of Compliance with New Environmental Laws, Including Limitations on GHG Emissions Related to Climate Change, Could Adversely Affect Our Cash Flows and Financial Condition

Our operations are subject to extensive federal, state and local environmental statutes, rules and regulations. Compliance with these legal requirements requires us to incur costs for, among other things, installation and operation of pollution control equipment, emissions monitoring and fees, remediation and permitting at our facilities. These expenditures have been significant in the past and may increase in the future. We may be forced to shut down other facilities or change their operating status, either temporarily or permanently, if we are unable to comply with these or other existing or new environmental requirements, or if the expenditures required to comply with such requirements are unreasonable.

Moreover, new environmental laws or regulations including, but not limited to GHG Emissions, CWA effluent limitations imposing more stringent water discharge regulations, or other changes to existing environmental laws or regulations may materially increase our costs of compliance or accelerate the timing of capital expenditures or other capital-like investments. Our compliance strategy, including but not limited to, our assumptions regarding estimated compliance costs, although reasonably based on available information, may not successfully address future relevant standards and interpretations. If we fail to comply with environmental laws and regulations or new interpretations of longstanding requirements, even if caused by factors beyond our control, that failure could result in the assessment of civil or criminal liability and fines. In addition, any alleged violation of environmental laws and regulations may require us to expend significant resources to defend against any such alleged violations. Due to the uncertainty of control technologies available to reduce GHG emissions, any legal obligation that requires substantial reductions of GHG emissions could result in substantial additional costs, adversely affecting cash flows and profitability, and raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities.

The EPA is Conducting NSR Investigations at Generating Plants that We Currently or Formerly Owned, Which Could Result in the Imposition of Fines

We may be subject to risks from changing or conflicting interpretations of existing laws and regulations, including, for example, the applicability of the EPA's NSR programs. Under the CAA, modification of our existing and former generation facilities in a manner that results in increased emissions could subject our existing generation facilities to the far more stringent new source standards applicable to new generation facilities.

The EPA has taken the view that many companies, including many energy producers, have been modifying emissions sources in violation of NSR standards during work considered by the companies to be routine maintenance. The EPA has investigated alleged violations of the NSR standards at certain of our existing and former generating facilities. We intend to vigorously pursue and defend our position, but we are unable to predict their outcomes, which could include the possible imposition of fines.

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

In some cases, a third party who has acquired assets including operating and deactivated nuclear power stations from us has assumed the liability we may otherwise have for environmental matters related to the transferred property. If the transferee fails to discharge the assumed liability or disputes its responsibility, a regulatory authority or injured person could attempt to hold us responsible, and our remedies against the transferee may be limited by the financial resources of the transferee.

We Could be Exposed to Private Rights of Action Relating to Environmental Matters Seeking Damages Under Various State and Federal Law Theories Which Could Have an Adverse Impact on Our Results of Operations, Financial Condition, Cash Flows and Business Operations

Private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other relief. For example, claims have been made against certain energy companies alleging that CO2 emissions from power generating facilities constitute a public nuisance under federal and/or state common law. While FirstEnergy is not a party to this litigation, it, and/or one of its subsidiaries, could be named in other actions making similar allegations. An unfavorable ruling in any such case could result in the need to make modifications to our coal-fired generation or reduce emissions, suspend operations or pay money damages or penalties. Adverse rulings in these or other types of actions could have an adverse impact on our results of operations, cash flows and financial condition and could significantly impact our business operations.

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

Risks Associated with Climate Change Matters

Transition Risks Associated with Climate Change, Including Those Related to Regulatory Mandates Could Negatively Impact Our Financial Results

Where federal or state legislation mandates the use of renewable fuel sources, such as wind and solar and such legislation does not also provide for adequate cost recovery, it could result in significant changes in our business, including material increases in REC purchase costs, purchased power costs and capital investments. Such mandatory renewable portfolio requirements may have an adverse effect on our financial condition and results of operations.

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

In our regulated operations, energy conservation could negatively impact us depending on the regulatory treatment of the associated impacts. Should we be required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact. In the past, we have been adversely impacted by reduced electric usage due in part to energy conservation efforts such as the use of efficient lighting products such as CFLs, halogens and LEDs. We are unable to determine what impact, if any, conservation will have on our financial condition or results of operations.

Additionally, failure to meet regulatory or legislative requirements to reduce energy consumption or otherwise increase energy efficiency could result in penalties that could adversely affect our financial results.

Financial and Reputational Risks Associated with Owning Coal-Fired Generation and a Minority-Interest in a Coal Mine May Have an Adverse Impact on Our Business Operations, Financial Condition and Cash Flows

MP's fleet consists of 3,093 MWs of coal-fired generation and FEV holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales in U.S. and international markets. Certain members of the investment community have adopted investment policies promoting the divestment of, or otherwise limiting new investments in, coal-fired generation and coal mining. The impact of such efforts may adversely affect the demand for and price of our common stock and impact our and MP's access to the capital and financial markets. Further, certain insurance companies have established policies limiting coal-related underwriting and investment. Consequently, these policies aimed at coal-fired generation could have a material adverse impact on our reputation, business operations, financial condition, and cash flows.

The Physical Risks Associated with Climate Change May Have an Adverse Impact on Our Business Operations, Financial Condition and Cash Flows

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

Risks Associated with Markets and Financial Matters

Failure to Comply with Debt Covenants in Our Credit Agreements or Conditions Could Adversely Affect Our Ability to Execute Future Borrowings and/or Require Early Repayment, and Could Restrict our Ability to Obtain Additional or Replacement Financing on Acceptable Terms or at All

Our debt and credit agreements contain various financial and other covenants including a requirement for FE to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters beginning with the quarter ending December 31, 2021, and that each other borrower maintain a consolidated debt to total capitalization ratio of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter.

Our credit agreements contain certain negative and affirmative covenants. Our ability to comply with the covenants and restrictions contained in 2021 Credit Facilities has been and may, in the future, be affected by events related to the ongoing government investigations or otherwise, including a failure to comply with the terms of the DPA.

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

Interest Rates and/or a Credit Rating Downgrade Could Negatively Affect Our or Our Subsidiaries' Financing Costs, Ability to Access Capital and Requirement to Post Collateral

We have near-term exposure to interest rates from outstanding indebtedness indexed to variable interest rates, and we have exposure to future interest rates to the extent we seek to raise debt in the capital markets to meet maturing debt obligations and fund construction or other investment opportunities. Past disruptions in capital and credit markets have resulted in higher interest rates on new publicly issued debt securities, increased costs for variable interest rate debt securities and failed remarketing of variable interest rate tax-exempt debt issued to finance certain of our former facilities. Disruptions in capital and credit markets could result in higher interest rates on new publicly issued debt securities and increase our financing costs and adversely affect our results of operations. Also, interest rates could change as a result of economic or other events that are beyond our risk management processes. As a result, we cannot always predict the impact that our risk management decisions may have if actual events lead to greater losses or costs than our risk management positions were intended to hedge. Although we employ risk management techniques to hedge against interest rate volatility, significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results of operations.

We rely on access to bank and capital markets as sources of liquidity for cash requirements not satisfied by cash from operations. Additional downgrades in FirstEnergy or FirstEnergy subsidiaries' credit ratings from the nationally recognized credit rating agencies, particularly to levels below investment grade, could negatively affect our ability to access the bank and capital markets, especially in a time of uncertainty in either of those markets, and may require us to post cash collateral to support outstanding commodity positions in the wholesale market, as well as available letters of credit and other guarantees. Furthermore, additional downgrades could increase the cost of such capital by causing us to incur higher interest rates and fees associated with such capital. Additional rating downgrades would further increase our interest expense on certain of

FirstEnergy's long-term debt obligations and would also further increase the fees we pay on our various existing credit facilities, thus increasing the cost of our working capital. Such additional rating downgrades could also negatively impact our ability to grow our regulated businesses or execute our business strategies by substantially increasing the cost of, or limiting access to, capital.

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

In the Event of Volatility or Unfavorable Conditions in the Capital and Credit Markets, Our Business, Including the Immediate Availability and Cost of Short-Term Funds for Liquidity Requirements, Our Ability to Meet Long-Term Commitments and the Competitiveness and Liquidity of Energy Markets May be Adversely Affected, Which Could Negatively Impact Our Results of Operations, Cash Flows and Financial Condition

We rely on the capital markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. We also use LOCs provided by various financial institutions to support our hedging operations. We also deposit cash in short-term investments. In the event of volatility in the capital and credit markets, our ability to draw on our credit facilities and cash may be adversely affected. Our access to funds under those credit facilities is dependent on the ability of the financial institutions that are parties to the facilities to meet their funding commitments. Those institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Any delay in our ability to access those funds, even for a short period of time, could have a material adverse effect on our results of operations and financial condition.

Should there be fluctuations in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant foreign or domestic financial institutions or foreign governments, our access to liquidity needed for our business could be adversely affected. Unfavorable conditions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures or other capital-like investments, changing hedging strategies to reduce collateral-posting requirements, and reducing or eliminating future dividend payments or other discretionary uses of cash.

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

In addition, the U.S. President and the majority political party of the U.S. Congress have announced a potential reform of U.S. tax laws. The details of the President's comprehensive tax plan have not yet emerged but has outlined several proposed changes to corporate taxes including a corporate minimum tax based on adjusted financial statement income.

We cannot predict whether, when or to what extent new U.S. tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reform clear. A reform of U.S. tax laws may be enacted in a manner that negatively impacts our cash flow, results of operations, and financial condition.

The Phasing Out of LIBOR Could Adversely Affect our Financial Results

A portion of FirstEnergy’s indebtedness bears interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the FCA (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. LIBOR is not expected to be phased out entirely until 2023 and it is unclear whether new methods of calculating LIBOR will be established in the interim. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index (the secured overnight financing rate or SOFR), calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for FirstEnergy are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on our results of operations, cash flows, financial condition and liquidity.

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

We Cannot Assure Common Shareholders that Future Dividend Payments Will be Made, or if Made, in What Amounts They May be Paid

The FE Board will continue to regularly evaluate our common stock dividend and determine whether to declare a dividend, and an appropriate amount thereof, each quarter taking into account such factors as, among other things, our earnings, financial condition and cash flows from subsidiaries, as well as general economic and competitive conditions. We cannot assure common shareholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past.

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

Risks Associated with the Global Pandemic

The Continuing Impact of the COVID-19 Pandemic is Highly Unpredictable and Could Have an Adverse Effect on Our Business, Results of Operations, Cash Flows and Financial Condition

The extent to which the COVID-19 pandemic impacts FirstEnergy going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including inflation, and the possibility of recession or financial market instability. This uncertainty is expected to continue to impact our business in 2022.

While most of the moratoriums on utility disconnections imposed across FirstEnergy’s five-state service territory have been rescinded, similar actions could occur in the future. We have also incurred increased expenses related to safety and cleaning protocols that were implemented to protect the health and safety of our employees, contractors, and customers and to support social distancing requirements, which expenses include new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, the initiation of programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. While FirstEnergy believes that all these measures have been necessary or appropriate, they have resulted in additional costs and may adversely impact its business and results of operation in the future or expose it to additional unknown risks.

Although it is not possible to predict the ultimate impact of COVID-19, including on FirstEnergy’s business, results of operations, cash flows or financial positions, such impacts that may be material include, but are not limited to: (i) lower commercial and industrial customer demand for electricity, (ii) impacts of rapidly-changing governmental and public health directives to contain and combat the pandemic together with executive and legislative initiatives imposing, among other things, required COVID-19 testing or workforce COVID-19 vaccination mandates, which could affect the retention and recruitment of our current and prospective employees, respectively, (iii) increased credit risk, including increased failure or delay by customers to make their utility payments, (iv) reduced availability and productivity of its employees, (v) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, and (vi) delays and disruptions in the availability of contracted labor and the timely delivery of materials and components used in its operations, as well as increased costs for such materials and components. To the extent the duration of any of these conditions extends for a longer period of time, the adverse impact will generally be more severe.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The first mortgage indentures for the Ohio Companies, Penn, MP, PE and WP constitute direct first liens on substantially all of the respective physical property, subject only to excepted encumbrances, as defined in the first mortgage indentures. See Note 9, "Capitalization," of the Notes to Consolidated Financial Statements for information concerning financing encumbrances affecting certain of the Utilities’ properties.

FirstEnergy controls the following generation sources as of December 31, 2021, shown in the table below, and operates in PJM. Except for the OVEC participation referenced in the footnotes to the table, the Regulated Distribution segment generating units are owned by MP.

Plant (Location)	Unit	Total		Corp/Other	Regulated Distribution
		Net Demonstrated Capacity (MW)
Super-critical Coal-fired:
Harrison (Haywood, WV)	1-3	1,984		—	1,984
Fort Martin (Maidsville, WV)	1-2	1,098		—	1,098
		3,082		—	3,082
Sub-critical and Other Coal-fired:
OVEC (Cheshire, OH) (Madison, IN)	1-11	78	(1)	67	11

Pumped-storage Hydro:
Bath County (Warm Springs, VA)	1-6	487	(2)	—	487

Total		3,647		67	3,580
(1)Represents AE Supply's 3.01% and MP's 0.49% entitlement based on their participation in OVEC.
(2)Represents AGC's 16.25% undivided interest in Bath County. The station is operated by VEPCO.

As of December 31, 2021, FirstEnergy’s distribution and transmission circuit miles are located in PJM and were as follows:

	Distribution Line Miles(1)	Transmission Line Miles
ATSI	—	7,916
CEI	33,066	—
JCP&L	23,950	2,601
MAIT	—	4,267
ME	19,072	—
MP	22,707	2,619
OE	68,002	—
PE	20,696	2,087
Penn	13,673	—
PN	27,766	—
TE	19,189	—
TrAIL	—	262
WP	25,174	4,322
Total	273,295	24,074
(1) Includes overhead pole line and underground conduit carrying primary, secondary and street lighting circuits

ITEM 3.     LEGAL PROCEEDINGS

Reference is made to Note 12, "Regulatory Matters," and Note 13, "Commitments, Guarantees and Contingencies," of the Notes to Consolidated Financial Statements for a description of certain legal proceedings involving FirstEnergy.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

The common stock of FirstEnergy Corp. is listed on the New York Stock Exchange under the symbol “FE” and is traded on other registered exchanges.

HOLDERS OF COMMON STOCK

There were 63,973 holders of 570,261,104 shares of FE’s common stock as of December 31, 2021, and 63,715 holders of 570,344,389 shares of FE's common stock as of January 31, 2022. FE has historically paid quarterly cash dividends on its common stock. Dividend payments are subject to declaration by the FE Board and future dividend decisions determined by the Board may be impacted by earnings growth, cash flows, credit metrics, risks and uncertainties of the government investigations and other business conditions. Information regarding retained earnings available for payment of cash dividends is given in Note 9, "Capitalization," of the Notes to Consolidated Financial Statements.

SHAREHOLDER RETURN

The following graph shows the total cumulative return from a $100 investment on December 31, 2016, in FE’s common stock compared with the total cumulative returns of EEI’s Index of Investor-Owned Electric Utility Companies and the S&P 500.

Total Return Cumulative Values
($100 Investment on December 31, 2016)
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
FE
EEI Electric
S&P 500

FirstEnergy had no transactions regarding purchases of FE common stock during the fourth quarter of 2021.

FirstEnergy does not have any publicly announced plan or program for share purchases.
ITEM 6.     [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on information currently available to management. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management's intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” "forecast," "target," "will," "intend," “believe,” "project," “estimate," "plan" and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

•The potential liabilities, increased costs and unanticipated developments resulting from government investigations and agreements, including those associated with compliance with or failure to comply with the DPA.
•The risks and uncertainties associated with government investigations and audits regarding HB 6 and related matters, including potential adverse impacts on federal or state regulatory matters, including, but not limited to, matters relating to rates.
•The risks and uncertainties associated with litigation, arbitration, mediation, and similar proceedings, particularly regarding HB 6 related matters, including risks associated with obtaining court approval of the definitive settlement agreement in the derivative shareholder lawsuits.
•Weather conditions, such as temperature variations and severe weather conditions, or other natural disasters affecting future operating results and associated regulatory actions or outcomes in response to such conditions.
•Legislative and regulatory developments, including, but not limited to, matters related to rates, compliance and enforcement activity.
•The ability to accomplish or realize anticipated benefits from our FE Forward initiative and our other strategic and financial goals, including, but not limited to, overcoming current uncertainties and challenges associated with the ongoing government investigations, executing our transmission and distribution investment plans, greenhouse gas reduction goals, controlling costs, improving our credit metrics, growing earnings, strengthening our balance sheet, and satisfying the conditions necessary to close the sale of the minority interest in FET.
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
•The extent and duration of the COVID-19 pandemic and the related impacts to our business, operations and financial condition resulting from the outbreak of COVID-19 including, but not limited to, disruption of businesses in our territories, additional costs, workforce impacts and governmental and regulatory responses to the pandemic, such as moratoriums on utility disconnections and workforce vaccination mandates.
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
•Changes in assumptions regarding factors such as economic conditions within our territories, the reliability of our transmission and distribution system, or the availability of capital or other resources supporting identified transmission and distribution investment opportunities.
•Changes in customers’ demand for power, including, but not limited to, the impact of climate change or energy efficiency and peak demand reduction mandates.
•Changes in national and regional economic conditions, including recession and inflationary pressure, affecting us and/or our customers and those vendors with which we do business.
•The potential of non-compliance with debt covenants in our credit facilities.
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

Dividends declared from time to time on our common stock during any period may in the aggregate vary from prior periods due to circumstances considered by the FE Board at the time of the actual declarations. A security rating is not a recommendation to buy or hold securities and is subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

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

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey, and Maryland. This segment also controls 3,580 MWs of regulated electric generation capacity located primarily in West Virginia and Virginia. The segment's results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs.

The service areas of, and customers served by, FirstEnergy's regulated distribution utilities as of December 31, 2021, are summarized below:

Company	Area Served	Customers Served
		(In thousands)
JCP&L	Northern, Western and East Central New Jersey	1,152
OE	Central and Northeastern Ohio	1,064
CEI	Northeastern Ohio	756
WP	Southwest, South Central and Northern Pennsylvania	735
PN	Western Pennsylvania and Western New York	589
ME	Eastern Pennsylvania	583
PE	Western Maryland and Eastern West Virginia	432
MP	Northern, Central and Southeastern West Virginia	396
TE	Northwestern Ohio	315
Penn	Western Pennsylvania	170
		6,192

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities. On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA, with Brookfield and Brookfield Guarantors pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction is subject to customary closing conditions, including approval from the FERC and review by the CFIUS.

Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE's retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of December 31, 2021, 67 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, is included in Corporate/Other. As of December 31, 2021, Corporate/Other had approximately $7.9 billion of FE holding company debt.

EXECUTIVE SUMMARY

FirstEnergy is a forward-thinking, electric utility centered on integrity, powered by a diverse team of employees, committed to making customers’ lives brighter, the environment better and our communities stronger.

FirstEnergy's core values encompass what matters most to the company. They guide the decisions we make and the actions we take. FirstEnergy's core values should inspire our actions today and shine a light on who we aspire to be in the future.

FirstEnergy Core Values:

•Integrity: We always act ethically with honesty, humility and accountability.

•Safety: We keep ourselves and others safe.

•Diversity, Equity and Inclusion: We embrace differences, ensure every employee is treated fairly and create a culture where everyone feels they belong.

•Performance Excellence: We pursue excellence and seek opportunities for growth, innovation and continuous improvement.

•Stewardship: We positively impact our customers, communities and other stakeholders, and strive to protect the environment.

Employees are encouraged and expected to have conversations with their leaders and peers about the core values and FirstEnergy's commitment to building a culture centered on integrity.

At FirstEnergy, we are dedicated to staying true to our mission and core values. We understand the impact our company can make in the world around us, which means pursuing initiatives and goals that align with our foundational principles, support our ESG priorities, and positively impact our stakeholders.

To solidify our role as an industry leader, we have developed a long-term strategy with priorities that are centered on our mission statement. These priorities reflect a strong foundation with an unrelenting customer focus that emphasizes modern experiences, new growth and affordable energy bills, and is leading and enabling the energy transition to a clean, resilient and secure electric grid.

We are proud of the steps we’ve already taken to demonstrate our commitment to our strategy and look forward to improving our performance and executing on these strategic priorities.

FirstEnergy's Business

As a fully regulated electric utility, FirstEnergy is focused on stable and predictable earnings and cash flow from its Regulated Distribution and Regulated Transmission businesses that deliver enhanced customer service and reliability.

FirstEnergy's Regulated Distribution business is comprised of a geographically and regulatory diverse collection of electric utilities delivering customer-focused sustainable growth. This business operates in a territory of 65,000 square miles, across the Midwest & Mid-Atlantic regions, one of the largest contiguous territories in the United States, and allows the Utilities to be uniquely positioned for growth through investments that strengthen the grid and enable the clean energy transition, with approximately $9 billion in investment plans (or 53% of the total FirstEnergy investment plan) from 2021 to 2025. Through its investment plan, Regulated Distribution has improved reliability and added operating flexibility to the distribution infrastructure, which provide benefits to the customers and communities those Utilities serve.

In addition to our investments to rebuild critical infrastructure and improve reliability, current and future distribution investment opportunities that support our ESG and strategic priorities include:
•Advanced Metering Infrastructure – install smart meters and related infrastructure;
•Grid Modernization Investments that support distribution automation and voltage and var optimization;
•Installation of electric vehicle charging stations;
•Connected LED Streetlights – strategic goal to convert 100% of streetlights owned by the Utilities to smart LEDs by 2030;
•Alternative Generation that lowers our carbon footprint;
•Information Systems – enhance our core information infrastructure of our distribution systems; and
•Supporting economic development to attract new business.

FirstEnergy's Regulated Transmission business is a premier, high quality transmission business, with over 24,000 miles of transmission lines in operation and one of the largest transmission systems in PJM. The Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) are focused on "Energizing the Future" with investments that support clean-

energy, improve grid reliability and resiliency and support a carbon neutral future. "Energizing the Future" is the centerpiece of FirstEnergy’s regulated investment strategy with all investments recovered under FERC-regulated forward-looking formula rates, and approximately $8 billion in investment plans (or 45% of the total FirstEnergy investment plan) from 2021 to 2025. FirstEnergy believes there are incremental investment opportunities for its existing transmission infrastructure of over $20 billion beyond those identified through 2025, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

In addition to our Energizing the Future investments, current and future transmission investment opportunities that support our ESG and strategic priorities include:
•Transmission Asset Health Center: real-time monitoring to reduce outages and lower expenses;
•Integrating digital technology to enhance equipment monitoring and lower costs;
•Exploring real-time technologies: emerging technologies to enhance data collection; and
•Making smart investments to modernize the grid to integrate future renewables.

On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA with Brookfield and the Brookfield Guarantors, pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction is subject to customary closing conditions, including approval from the FERC and review by the CFIUS and is expected to close in the second quarter of 2022.

On December 13, 2021, FE privately issued to BIP Securities II-B L.P., an affiliate of Blackstone Infrastructure Partners L.P., 25,588,535 shares of FE’s common stock, par value $0.10 per share, at a price of $39.08 per share, representing an investment of $1.0 billion. In addition, subject to certain regulatory approvals, FE will appoint a Blackstone Infrastructure Partners-selected representative to the FE Board no later than the 2022 annual shareholders’ meeting.

On October 18, 2021, FE, FET, the Utilities, and the Transmission Companies entered into six separate senior unsecured five-year syndicated revolving credit facilities. These new credit facilities provide substantial liquidity to support the Regulated Distribution and Regulated Transmission businesses, and each of the operating companies within the businesses. See “Capital Resources and Liquidity" below for additional details.

Together, these transactions enhance FirstEnergy's credit profile, provide funding for the strategic investments discussed above, and address all of FirstEnergy's equity plans, with the exception of annual issuances of up to $100 million under regular dividend reinvestment plans and employee benefit stock investment plans, through at least 2025.

FE Forward

FirstEnergy is also working to transform how it conducts business and serves its customers, to achieve value potential in a sustainable way and help FirstEnergy achieve its strategic priorities. In February 2021, FirstEnergy announced a new initiative to build upon FirstEnergy’s strong operations and business fundamentals and deliver immediate value and resilience, with substantial working capital improvements and capital efficiencies ramping up through 2024. Called "FE Forward," the initiative plays a critical first step in FirstEnergy’s transformation journey as it looks to enhance the organization, focus on performance excellence, and refocus the investment strategy through a range of opportunities, including:

•Align and centralize the organization into 5 strategic areas, optimize distribution operations by transitioning to 5 state-aligned business units with fewer management layers and implement centrally-driven best practices and processes in the areas of planning, scheduling and work management to safely improve frontline productivity and reducing the need for contracted resources;
•Formation of a Senior Vice President of Customer Experience position to drive key digital and productivity initiatives and programs, such as self-service options that enhance and streamline the customer experience reducing call volume by 30-40%;
•Deliver digital and data driven solutions through a ‘Digital Factory and Innovation Center’ and utilize advanced analytics to optimize decision-making in operating expense and capital deployment;
•Create a company-wide, cultural change roadmap to strengthen behaviors around FirstEnergy’s core values;
•Deliver leadership and functional capability training to drive performance excellence and innovation;
•Creation of a Vice President of Transformation Office to drive performance excellence; and
•Optimize spend strategies by expanding resources and capabilities in Supply Chain areas such as strategic sourcing, inventory management and optimized contract terms;

Since launching FE Forward in February 2021, which initially reviewed existing policies and practices, as well as the structure and processes around how decisions are made, the initiative has since reviewed further improvement opportunities and developed detailed, executable plans focusing on who, when, how and at what cost opportunities can be realized. In June 2021, FE Forward began the implementation phase that focused on executing and implementing these findings and opportunities with full-scale effort to drive value. By 2024, FE Forward is projected to generate approximately $380 million in annualized capital expenditure efficiencies, as well as, approximately $250 million in working capital improvements by 2023. This program includes an estimated $150 million of costs to achieve through 2023, which are expected to be self-funded through these efficiencies.

FirstEnergy plans to redeploy the capital expenditure efficiencies in a more diverse capital program that over the long-term, continues to support our strategy as discussed above and using 2022 as baseline, operating expenses are projected to naturally decline 1% annually allowing for strategic flexibility and customer affordability. FE Forward is not a downsizing effort and there will not be any involuntary employee reductions in connection with this program. FirstEnergy expects that FE Forward will be a significant catalyst to augment its growth potential by taking a more strategic approach to operating expenditures and reinvesting in a more diverse capital program that over the long-term continues to support a smarter and cleaner electric grid, and maintain affordable customer bills. Specifically, FirstEnergy currently expects to redeploy these capital efficiencies into several projects, including, grid modernization, energy efficiency programs, smart meter and electric vehicle charging, and solar generation investments. As part of these efforts, FirstEnergy will evaluate the appropriate cadence to initiate rates cases on a state-by-state basis to best support FirstEnergy’s customer-focused strategic priorities.

	For the Years Ended December 31,
FE Forward Expected Capital Efficiencies and Working Capital Improvements	2021 Actual	2022 Forecast	2023 Forecast	2024 Forecast	2025 Forecast	Total
	(In millions)
Gross Capital Expenditure Efficiencies	$210	$280	$380	$380	$380	$1,630
Cost to Achieve (+/- 10%)	(40)	(80)	(30)	—	—	(150)
Net Capital Expenditure Efficiencies	$170	$200	$350	$380	$380	$1,480
Working Capital Improvements	130	120	—	—	—	250
Total Cash Flow Improvements	$300	$320	$350	$380	$380	$1,730

Climate Story

Our long-term strategy reiterates and supports our position that climate change is among the most important issues of our time, and our commitment to doing our part to ensure a bright and sustainable future for the communities we serve. As part of our Climate Strategy, we’re focused on enabling our customers to live more sustainably and thrive in a carbon-neutral future. This includes transmission and distribution investments discussed above, investments in solar generation and supporting clean energy options, our efforts towards electrifying the economy, and driving energy efficiency.

Additionally, we plan to reduce our company-wide GHG emissions within our direct operational control (Scope 1) by 30% by 2030 (from our 2019 baseline), as we work toward carbon neutrality by 2050. Key steps in reducing our emissions and improving the sustainability of our operations include:

•Replacing Aging Equipment: We are responsibly replacing aging equipment on our transmission system that contains SF6, a greenhouse gas commonly used in electric utility equipment;
•Electrifying our Vehicle Fleet: We are targeting 30% electrification of our light-duty and aerial truck fleet by 2030 and 100% electrification by 2050. To reach our electrification goal, we’ve committed to 100% electric or hybrid vehicle purchases for our light-duty and aerial truck fleet moving forward, beginning with the first hybrid electric vehicle additions to the fleet in 2021;
•Using Generation Efficiencies and Flexibility: We are utilizing operational flexibilities, such as heat rate improvements through equipment upgrades, operational monitoring systems, and auxiliary power reductions at our generation facilities that will enable us to reach our interim 2030 goal of a 30% GHG reduction from 2019 levels, while continuing to provide customers with safe and reliable electricity; and
•Transitioning Away from Coal Generation: We expect to thoughtfully transition away from our regulated coal generation fleet no later than 2050 and in 2021, FirstEnergy sought approval to construct a solar generation source of at least 50 MWs in West Virginia. Also in 2021, FirstEnergy filed plans with the WVPSC to comply with EPA ELG rules that would keep MP’s generation plants responsibly operating beyond 2028, however, intends to begin a broad stakeholder dialogue regarding planned operational end dates of 2035 and 2040 for Ft. Martin and Harrison, respectively, which further supports our Climate Strategy.

Future resource plans to achieve carbon reductions, including potential changes in operations or any determination of retirement dates of the regulated coal-fired generating facilities, will be developed by working collaboratively with regulators in West Virginia. Determination of the useful life of the regulated coal-fired generating facilities could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s and/or MP’s financial condition, results of operations, and cash flow.

HB 6 and Related Investigations

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

In addition to the subpoenas referenced above, the OAG, certain FE shareholders and FE customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. On February 9, 2022, FE, acting through the SLC, agreed to a settlement term sheet to resolve multiple shareholder derivative lawsuits that were filed in the S.D. Ohio, the N.D. Ohio, and the Ohio Court of Common Pleas, Summit County. The proposed settlement, which is subject to court approval, will fully resolve these shareholder derivative lawsuits and includes a series of corporate governance enhancements, that is expected to result in the following:

•Six members of the FE Board, Messrs. Michael J. Anderson, Donald T. Misheff, Thomas N. Mitchell, Christopher D. Pappas and Luis A. Reyes, and Ms. Julia L. Johnson, will not stand for re-election at FE’s 2022 annual shareholder meeting;
•A special FE Board committee of at least three recently appointed independent directors will be formed to initiate a review process of the current senior executive team, to begin within 30 days of the 2022 annual shareholder meeting;
•The FE Board will oversee FE’s lobbying and political activities, including periodically reviewing and approving political and lobbying action plans prepared by management;
•The FE Board will form another committee of recently appointed independent directors to oversee the implementation and third-party audits of the FE Board-approved action plans with respect to political and lobbying activities;
•FE will implement enhanced disclosure to shareholders of political and lobbying activities, including enhanced disclosure in its annual proxy statement; and
•FE will further align financial incentives of senior executives to proactive compliance with legal and ethical obligations.

The settlement also includes a payment to FirstEnergy of $180 million, to be paid by insurance after court approval, less any court-ordered attorney’s fees awarded to plaintiffs.

In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. Subsequently, on April 28, 2021, the SEC issued an additional subpoena to FE. Further, in letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that it is investigating FirstEnergy’s lobbying and governmental affairs activities concerning HB 6.

A committee of independent members of the FE Board was put in place to direct an internal investigation related to the ongoing government investigations. In addition, the FE Board formed a sub-committee of the Audit Committee to, together with the FE Board, assess FirstEnergy’s compliance program and implement potential changes, as appropriate. FirstEnergy has taken numerous steps to address challenges posed by the HB 6 investigations and improve its compliance culture, including the termination and separation of certain senior executives, including FirstEnergy’s former Chief Executive Officer, for violations of certain FirstEnergy policies and its code of business conduct, appointment of five new, independent directors to the FE Board in 2021, the hiring of key senior executives committed to supporting transparency and integrity, and strengthening and enhancing FirstEnergy’s compliance culture through the following initiatives:

•In March 2021, certain members of the FE Board met with FirstEnergy’s top 140 leaders to discuss expectations regarding compliance and ethics.

•Performed training on up-the-ladder reporting for the FirstEnergy Legal Department in March 2021.

•In July 2021, enhanced new employee and third-party on-boarding processes to include expectations of FirstEnergy’s code of conduct.

•On July 20, 2021, the FE Board approved and adopted a new Code of Business Conduct, which:
◦Promotes and emphasizes FirstEnergy’s commitment to compliance and ethics;

◦Establishes a “speak up” culture in which stakeholders are encouraged to report actual or suspected Code of Business Conduct violations without fear of retaliation;
◦Conforms to applicable compliance standards; and
◦Improves readability.

•FirstEnergy completed additional steps toward enhancing the overall compliance program, including:
◦Completion of the Office of Ethics & Compliance charter;
◦Delivered a Chief Ethics & Compliance Officer-led Code Awareness training to senior leaders and individuals with significant roles in FirstEnergy’s control environment;
◦Conducted leader-led training on the Code of Business Conduct for all leaders;
◦Published an Ethics & Compliance Communication Plan; and
◦Selected and began implementation planning for a Governance, Risk and Compliance tool.

Although the outcome of the HB 6 investigations and state regulatory audits remain unknown, FirstEnergy took several proactive steps to reduce regulatory uncertainty affecting the Ohio Companies:

•On January 31, 2021, FirstEnergy reached a partial settlement with the OAG and other parties regarding decoupling. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies elected to forego recovery of lost distribution revenue.

•On March 31, 2021, FirstEnergy announced that the Ohio Companies would refund to customers amounts previously collected under the decoupling mechanism, with interest, which totals approximately $27 million. On July 7, 2021, the PUCO approved the Ohio Companies’ proposal, and the amounts previously collected were refunded to customers in August 2021.

•Also on March 31, 2021, the Ohio Governor signed HB 128, which, among other things, repealed parts of HB 6, the legislation that established support for nuclear energy supply in Ohio, provided for a decoupling mechanism for electric utilities, and provided for the ending of current energy efficiency program mandates.

•On November 1, 2021, the Ohio Companies, together with the OCC, PUCO Staff, and several other signatories, entered into a unanimous Stipulation and Recommendation (Ohio Stipulation) with the intent of resolving the ongoing energy efficiency rider audits, various SEET proceedings, including the Ohio Companies’ 2017 SEET proceeding, and the Ohio Companies’ quadrennial ESP review, each of which was pending before the PUCO. Specifically, the Ohio Stipulation provides that the Ohio Companies’ current ESP IV passes the required statutory test for their prospective SEET review as part of the Quadrennial Review of ESP IV, and except for limited circumstances, the signatory parties have agreed not to challenge the Ohio Companies’ SEET return on equity calculation methodology for their 2021-2024 SEET proceedings. The Ohio Stipulation additionally affirms that: (i) the Ohio Companies’ ESP IV shall continue through its previously authorized term of May 31, 2024; and (ii) the Ohio Companies will file their next base rate case in May 2024, and further, no signatory party will seek to adjust the Ohio Companies’ base distribution rates before that time, except in limited circumstances. The Ohio Companies further agreed to refund $96 million to customers in connection with the 2017-2019 SEET cases, and to provide $210 million in future rate reductions for all customers, including $80 million in 2022, $60 million in 2023, $45 million in 2024, and $25 million in 2025. The PUCO approved the 2017-2019 SEET refunds and 2022 rate reductions on December 1, 2021, and refunds began in January 2022.

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

The Form 10-K discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. Discussions of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of FirstEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 10, 2021.

RESULTS OF OPERATIONS

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 15, "Segment Information," of the Notes to Consolidated Financial Statements.

Net income by business segment was as follows:

(In millions, except per share amounts)	For the Years Ended December 31,			Increase (Decrease)
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Net Income By Business Segment:
Regulated Distribution	$1,288	$959	$1,076	$329		$(117)
Regulated Transmission	408	464	447	(56)		17
Corporate/Other	(457)	(420)	(619)	(37)		199
Income from Continuing Operations	$1,239	$1,003	$904	$236		$99

Discontinued Operations	44	76	8	(32)		68
Net Income	$1,283	$1,079	$912	$204	18.9%	$167	18.3%

Earnings per share of common stock
Basic - Continuing Operations	$2.27	$1.85	$1.69	$0.42		$0.16
Basic - Discontinued Operations	0.08	0.14	0.01	(0.06)		0.13
Basic - Net Income Attributable to	$2.35	$1.99	$1.70	$0.36		$0.29
Common Stockholders					18.1%		17.1%

Earnings per share of common stock
Diluted - Continuing Operations	$2.27	$1.85	$1.67	$0.42		$0.18
Diluted - Discontinued Operations	0.08	0.14	0.01	(0.06)		0.13
Diluted - Net Income Attributable to	$2.35	$1.99	$1.68	$0.36		$0.31
Common Stockholders					18.1%		18.5%

Summary of Results of Operations — 2021 Compared with 2020

Financial results for FirstEnergy’s business segments for the years ended December 31, 2021 and 2020, were as follows:

2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$9,498	$1,608	$(140)	$10,966
Other	213	10	(57)	166
Total Revenues	9,711	1,618	(197)	11,132

Operating Expenses:
Fuel	481	—	—	481
Purchased power	2,947	—	17	2,964
Other operating expenses	2,967	358	(129)	3,196
Provision for depreciation	911	325	66	1,302
Amortization of regulatory assets, net	260	9	—	269
General taxes	789	248	36	1,073
DPA penalty	—	—	230	230
Gain on sale of Yards Creek	(109)	—	—	(109)
Total Operating Expenses	8,246	940	220	9,406

Operating Income (Loss)	1,465	678	(417)	1,726

Other Income (Expense):
Miscellaneous income, net	399	41	77	517
Pension and OPEB mark-to-market adjustment	270	31	81	382
Interest expense	(523)	(248)	(370)	(1,141)
Capitalized financing costs	41	33	1	75
Total Other Expense	187	(143)	(211)	(167)

Income (Loss) Before Income Taxes (Benefits)	1,652	535	(628)	1,559
Income taxes (benefits)	364	127	(171)	320
Income (Loss) From Continuing Operations	1,288	408	(457)	1,239
Discontinued Operations, net of tax	—	—	44	44
Net Income (Loss)	$1,288	$408	$(413)	$1,283

2020 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$9,130	$1,613	$(139)	$10,604
Other	233	17	(64)	186
Total Revenues	9,363	1,630	(203)	10,790

Operating Expenses:
Fuel	369	—	—	369
Purchased power	2,687	—	14	2,701
Other operating expenses	3,178	282	(169)	3,291
Provision for depreciation	896	313	65	1,274
Amortization (deferral) of regulatory assets, net	(64)	11	—	(53)
General taxes	770	232	44	1,046
Total Operating Expenses	7,836	838	(46)	8,628

Operating Income (Loss)	1,527	792	(157)	2,162

Other Income (Expense):
Miscellaneous income, net	332	30	70	432
Pension and OPEB mark-to-market adjustment	(323)	(40)	(114)	(477)
Interest expense	(501)	(219)	(345)	(1,065)
Capitalized financing costs	37	39	1	77
Total Other Expense	(455)	(190)	(388)	(1,033)

Income (Loss) Before Income Taxes (Benefits)	1,072	602	(545)	1,129
Income taxes (benefits)	113	138	(125)	126
Income (Loss) From Continuing Operations	959	464	(420)	1,003
Discontinued Operations, net of tax	—	—	76	76
Net Income (Loss)	$959	$464	$(344)	$1,079

Changes Between 2021 and Financial Results Increase (Decrease)	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$368	$(5)	$(1)	$362
Other	(20)	(7)	7	(20)
Total Revenues	348	(12)	6	342

Operating Expenses:
Fuel	112	—	—	112
Purchased power	260	—	3	263
Other operating expenses	(211)	76	40	(95)
Provision for depreciation	15	12	1	28
Amortization (deferral) of regulatory assets, net	324	(2)	—	322
General taxes	19	16	(8)	27
DPA penalty	—	—	230	230
Gain on sale of Yards Creek	(109)	—	—	(109)
Total Operating Expenses	410	102	266	778

Operating Income (Loss)	(62)	(114)	(260)	(436)

Other Income (Expense):
Miscellaneous income, net	67	11	7	85
Pension and OPEB mark-to-market adjustment	593	71	195	859
Interest expense	(22)	(29)	(25)	(76)
Capitalized financing costs	4	(6)	—	(2)
Total Other Expense	642	47	177	866

Income (Loss) Before Income Taxes (Benefits)	580	(67)	(83)	430
Income taxes (benefits)	251	(11)	(46)	194
Income (Loss) From Continuing Operations	329	(56)	(37)	236
Discontinued Operations, net of tax	—	—	(32)	(32)
Net Income (Loss)	$329	$(56)	$(69)	$204

Regulated Distribution — 2021 Compared with 2020

Regulated Distribution's net income increased $329 million in 2021, as compared to 2020, primarily resulting from the change in pension and OPEB mark-to-market adjustments, higher customer demand, earnings benefits from capital investment-related riders in Ohio and Pennsylvania and the implementation of the base distribution rate case in New Jersey, lower pension and OPEB expenses and a reduction to a reserve previously recorded in 2010, partially offset by the refund and absence of Ohio decoupling revenues, customer refunds associated with the PUCO-approved Ohio Stipulation, establishment of a regulatory liability to return certain additional Tax Act savings to Pennsylvania customers, higher interest expense, and the absence of deferred gain tax benefits recognized in 2020 that were triggered by the FES Debtors’ emergence from bankruptcy.

Revenues —

The $348 million increase in total revenues resulted from the following sources:

	For the Years Ended December 31,
Revenues by Type of Service	2021	2020	Increase (Decrease)
	(In millions)
Distribution services (1)	$5,406	$5,302	$104

Generation sales:
Retail	3,730	3,577	153
Wholesale	362	251	111
Total generation sales	4,092	3,828	264

Other	213	233	(20)
Total Revenues	$9,711	$9,363	$348
(1) Includes $(27) million and $43 million of ARP revenues for the years ended December 31, 2021 and 2020. Amounts for 2021 reflect amounts the Ohio Companies refunded to customers that was previously collected under decoupling mechanisms, with interest. See “Outlook,” below for further discussion on Ohio decoupling rates.

Distribution services revenues increased $104 million in 2021, as compared to 2020, primarily resulting from higher customer demand and higher rates associated with riders in Ohio and Pennsylvania including the recovery of capital investment programs and transmission expenses, partially offset by the refund and absence of Ohio decoupling revenues, the elimination of energy efficiency mandates and energy efficiency programs in Ohio, customer refunds associated with the Ohio Stipulation, and the expiration of a NUG contract. Distribution services' electric distribution deliveries by customer class are summarized in the following table:

	For the Years Ended December 31,
(In thousands)	Actual			Weather-Adjusted and Leap Year-Adjusted
Electric Distribution MWH Deliveries	2021	2020	Increase	2021	2020	Increase (Decrease)
Residential	55,624	54,978	1.2%	55,678	56,142	(0.8)%
Commercial(1)	35,599	34,811	2.3%	35,744	35,213	1.5%
Industrial	54,027	52,034	3.8%	54,027	51,981	3.9%
Total Electric Distribution MWH Deliveries	145,250	141,823	2.4%	145,449	143,336	1.5%
(1) Includes street lighting.

Distribution deliveries to residential, commercial and industrial customers reflects the cancellation of the state mandated COVID-19 stay-at-home orders and a trend in customer usage back to pre-COVID-19 levels. Residential and commercial deliveries were also impacted by higher weather-related customer usage. Cooling degree days were 4% above 2020 and 17% above normal, while heating degree days were flat to 2020 and 9% below normal. Increases in industrial deliveries were primarily from the steel, manufacturing, and educational sectors.

The following table summarizes weather-adjusted distribution services' electric distribution deliveries compared to pre-pandemic levels in 2019:

	For the Years Ended December 31,
(In thousands)	Weather-Adjusted
Electric Distribution MWH Deliveries	2021	2019	Increase (Decrease)
Residential	55,678	53,613	3.9%
Commercial(1)	35,744	37,720	(5.2)%
Industrial	54,027	55,647	(2.9)%
Total Electric Distribution MWH Deliveries	145,449	146,980	(1.0)%

The following table summarizes the price and volume factors contributing to the $264 million increase in generation revenues in 2021, as compared to 2020:

Source of Change in Generation Revenues	Increase
(In millions)
Retail:
Change in sales volumes	$124
Change in prices	29
153
Wholesale:
Change in sales volumes	5
Change in prices	77
Capacity revenue	29
111
Change in Generation Revenues	$264

The increase in retail generation sales volumes was primarily due to higher weather-related usage and decreased customer shopping in New Jersey and Pennsylvania. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in 2021, as compared to 2020, decreased to 46% from 47% in New Jersey and to 63% from 64% in Pennsylvania. The increase in retail generation prices primarily resulted from higher non-shopping generation auction rates in Pennsylvania and New Jersey, partially offset by a lower ENEC rate in West Virginia.

Wholesale generation revenues increased $111 million in 2021, as compared to 2020, primarily due to an increase in spot market energy prices and higher capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Other revenues decreased $20 million in 2021, as compared to 2020, primarily due to lower pole attachment revenue and the lower recovery of refinancing costs associated with the Ohio PIR. Costs associated with the Ohio PIR are deferred for future recovery resulting in no material impact on earnings.

Operating Expenses —

Total operating expenses increased $410 million primarily due to the following:

•Fuel expense increased $112 million in 2021, as compared to 2020, primarily due to higher unit costs and increased generation output. Due to the ENEC, fuel expense has no material impact on current earnings.

•Purchased power costs increased $260 million in 2021, as compared to 2020, primarily due to increased volumes as described above, higher unit costs and increased capacity expenses, partially offset by the expiration of a NUG contract.

Source of Change in Purchased Power	Increase
(In millions)
Purchases
Change due to unit costs	$42
Change due to volumes	109
151

Capacity expense	109
Change in Purchased Power Costs	$260

•Other operating expenses decreased $211 million in 2021, as compared to 2020, primarily due to:

•Lower storm restoration costs of $184 million, which were mostly deferred for future recovery, resulting in no material impact on earnings.
•Lower uncollectible expense of $123 million, of which $93 million was deferred for future recovery.
•Lower West Virginia vegetation management spend and energy efficiency program costs of $50 million, which are deferred for future recovery, resulting in no material impact on earnings.
•Lower COVID-19 related expenses of $42 million, of which $12 million was deferred for future recovery.
•Lower expense due to a $27 million reduction to a reserve previously recorded in 2010.
•Higher network transmission expenses of $130 million, which are deferred for future recovery, resulting in no material impact on earnings.
•Higher operating and maintenance expenses in 2021 due to $25 million in incremental strategic spend incurred to enhance customer reliability.
•Higher vegetation management expenses of $26 million in Ohio and Pennsylvania.
•Higher other operating and maintenance expenses of $34 million, primarily due to higher labor costs and lower capital work as compared to 2020, partially offset by fewer planned outages at the regulated generation facilities.

•Depreciation expense increased $15 million in 2021, as compared to 2020, primarily due to a higher asset base, partially offset by a reduction in accretion expense as a result of the TMI-2 transfer, which has no impact to earnings.

•Net amortization of regulatory assets increased $324 million in 2021, as compared to 2020, primarily due to:

•The $109 million reduction of the New Jersey deferred storm cost regulatory asset as a result of the Yards Creek sale,
•Lower deferrals of storm restoration of $174 million,
•Lower uncollectible and COVID-19 related costs of $139 million,
•A $96 million charge for customer refunds associated with the Ohio Stipulation,
•A $61 million charge to establish a regulatory liability to return certain Tax Act savings to Pennsylvania customers,
•A $37 million decrease in deferral of accretion expense as a result of the TMI-2 transfer, partially offset by
•$83 million amortization of a regulatory liability as part of the New Jersey base rate case implementation in 2021,
•$61 million in higher generation-related and transmission-related deferrals,
•$76 million in lower Pennsylvania smart meter amortization, and
•$72 million related to lower other amortization.

•General taxes increased $19 million in 2021, as compared to 2020, primarily due to higher Ohio property and sales-related taxes.

•Gain on sale of the Yards Creek Generating Facility of $109 million was netted against the New Jersey storm deferral, as described above, resulting in no impact to earnings.

Other Expense —

Other expense decreased $642 million in 2021, as compared to 2020, primarily due to a $593 million change in pension and OPEB mark-to-market adjustments and higher net miscellaneous income resulting from lower pension and OPEB non-service costs, partially offset by higher interest expense from increased short-term borrowings under the former FE Revolving Facility and long-term debt issuances since 2020.

Income Taxes

Regulated Distribution’s effective tax rate was 22.0% and 10.5% for 2021 and 2020, respectively. The change in the effective tax rate was primarily due to the recognition of $52 million in deferred gains relating to prior intercompany transfers of generation assets that were triggered by the deconsolidation of the FES Debtors from FirstEnergy’s consolidated federal income tax group as a result of their emergence from bankruptcy in the first quarter of 2020.

Regulated Transmission — 2021 Compared with 2020

Regulated Transmission's net income decreased $56 million in 2021, as compared to 2020, primarily due to a charge resulting from the filed ATSI settlement, higher interest expense associated with new debt issuances at FET, increased borrowings under the former FET Revolving Facility, formula rate true-up adjustments and lower rate base at TrAIL, partially offset by the impact of a higher rate base at ATSI and MAIT.

Revenues —

Total revenues decreased $12 million in 2021, as compared to 2020, primarily due to lower pension and OPEB expense recovery and lower rate base at TrAIL, partially offset by the recovery of incremental operating expenses and a higher rate base at ATSI and MAIT.

Revenues by transmission asset owner are shown in the following table:

	For the Years Ended December 31,
Revenues by Transmission Asset Owner	2021	2020	Increase (Decrease)
	(In millions)
ATSI	$801	$809	$(8)
TrAIL	240	255	(15)
MAIT	289	254	35
JCP&L	164	178	(14)
MP, PE and WP	124	134	(10)
Total Revenues	$1,618	$1,630	$(12)

Operating Expenses —

Total operating expenses increased $102 million in 2021, as compared to 2020, primarily due to a non-recoverable charge resulting from the filed ATSI settlement, higher operation and maintenance costs and increased property taxes and depreciation due to a higher asset base. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense decreased $47 million in 2021, as compared to 2020, primarily due to a $71 million change in pension and OPEB mark-to-market adjustment, partially offset by higher interest expense associated with new debt issuances at FET and increased borrowings under the former FET Revolving Facility.

Income Taxes —

Regulated Transmission’s effective tax rate was 23.7% and 22.9% for 2021 and 2020, respectively.
Corporate/Other — 2021 Compared with 2020

Financial results from Corporate/Other and reconciling adjustments resulted in a $69 million increase in net loss for 2021 compared to 2020, primarily due to the $230 million DPA monetary penalty, higher interest expense from a higher rate on certain FE holding company debt, higher investigation and other related costs, including a litigation reserve, lower tax benefits from the remeasurement of West Virginia deferred income taxes resulting from a state tax law change passed in 2021, the absence of tax benefits from accelerated amortization of certain investment tax credits recognized in 2020 and a lower gain from discontinued operations, partially offset by a $195 million change in the pension and OPEB mark-to-market adjustment, higher returns on investments and higher other discrete income tax benefits.

For the year ended December 31, 2021, FirstEnergy recorded a gain from discontinued operations, net of tax, of $44 million. The gain was primarily due to income tax benefits from the final true-up to the worthless stock deduction and a final federal NOL allocation between the FES Debtors and FirstEnergy resulting from the filing of the 2020 FirstEnergy federal income tax return during 2021.
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

Management assesses the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability relate to changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. Upon material changes to these factors, where applicable, FirstEnergy will record new regulatory assets and liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates.

The following table provides information about the composition of net regulatory assets and liabilities as of December 31, 2021 and December 31, 2020, and the changes during the year ended December 31, 2021:

	As of December 31,
Net Regulatory Assets (Liabilities) by Source	2021	2020	Change
	(In millions)
Customer payables for future income taxes	$(2,345)	$(2,369)	$24
Spent nuclear fuel disposal costs	(101)	(102)	1
Asset removal costs	(646)	(721)	75
Deferred transmission costs	(3)	319	(322)
Deferred generation costs	118	17	101
Deferred distribution costs	49	79	(30)
Contract valuations	7	41	(34)
Storm-related costs	660	748	(88)
Uncollectible and COVID-19 related costs	56	97	(41)
Energy efficiency program costs	47	42	5
New Jersey societal benefit costs	109	112	(3)
Regulatory transition costs	(18)	(20)	2
Vegetation management	33	22	11
Other	(19)	(9)	(10)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(2,053)	$(1,744)	$(309)

The following is a description of the regulatory assets and liabilities described above:

Customer payables for future income taxes - Reflects amounts to be recovered or refunded through future rates to pay income taxes that become payable when rate revenue is provided to recover items such as AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes such as the Tax Act. These amounts are being amortized over the period in which the related deferred tax assets reverse, which is generally over the expected life of the underlying asset.

Spent nuclear fuel disposal costs - Reflects amounts collected from customers, and the investment income, losses and changes in fair value of the trusts for spent nuclear fuel disposal costs related to former nuclear generating facilities, Oyster Creek and TMI-1.

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

Deferred generation costs - Primarily relates to regulatory assets associated with the securitized recovery of certain fuel and purchased power regulatory assets at the Ohio Companies (amortized through 2034) as well as the ENEC at MP and PE. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. The ENEC rate is updated annually.

Deferred distribution costs - Primarily relates to the Ohio Companies' deferral of certain expenses resulting from distribution and reliability related expenditures, including interest (amortized through 2036) in subsequent periods as well as refunds owed to customers associated with the PUCO-approved Ohio Stipulation discussed below.

Contract valuations - Includes the amortization of purchase accounting adjustments at PE which were recorded in connection with the Allegheny Energy, Inc. merger representing the fair value of NUG purchased power contracts (amortized over the life of the contracts through 2030).

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $148 million and $167 million are currently being recovered through rates as of December 31, 2021 and 2020, respectively.

Uncollectible and COVID-19 related costs - Includes the deferral of costs arising from COVID-19, including uncollectible expenses under new and existing riders prior to the pandemic.

Energy efficiency program costs - Relates to the recovery of costs in excess of revenues associated with energy efficiency programs including, New Jersey energy efficiency and renewable energy programs, the Pennsylvania Companies' EE&C programs, the Ohio Companies' Demand Side Management and Energy Efficiency Rider, and PE's EmPOWER Maryland Surcharge. Investments in certain of these energy efficiency programs earn a long-term return.

New Jersey societal benefit costs - Primarily relates to regulatory assets associated with MGP remediation, universal service and lifeline funds, and consumer education in New Jersey.

Regulatory transition costs - Includes the recovery of PN above-market NUG costs; and JCP&L costs associated with BGS, capacity and ancillary services, net of revenues from the sale of the committed supply in the wholesale market.

Vegetation management - Relates to regulatory assets in New Jersey and West Virginia associated with the recovery of certain distribution vegetation management costs as well as MAIT vegetation management costs (amortized through 2024).

The following table provides information about the composition of net regulatory assets that do not earn a current return as of December 31, 2021 and 2020, of which approximately $228 million and $195 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a	As of December 31,
Current Return	2021	2020	Change
		(in millions)
Deferred transmission costs	$13	$17	$(4)
Deferred generation costs	50	5	45
Storm-related costs	549	654	(105)
COVID-19 related costs	65	66	(1)
Regulatory transition costs	13	16	(3)
Vegetation management	31	22	9
Other	11	9	2
Regulatory Assets Not Earning a Current Return	$732	$789	$(57)

CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction and other investment expenditures, scheduled debt maturities and interest payments, dividend payments, and potential contributions to its pension plan.

FE and its distribution and transmission subsidiaries expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for 2022 and beyond, FE and its distribution and transmission subsidiaries expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt by FE and certain of its distribution and transmission subsidiaries to, among other things, fund capital expenditures and other capital-like investments, and refinance short-term and maturing long-term debt, subject to market conditions and other factors.

Investments for 2021 and forecasts for 2022, 2023, 2024, and 2025 by business segment are included below:

Business Segment	2021 Actual	2022 Forecast	2023 Forecast (2)	2024 Forecast (2)	2025 Forecast (2)
	(In millions)
Regulated Distribution (1)	$1,733	$1,780	$1,725	$1,775	$1,825
Regulated Transmission	1,055	1,500	1,600	1,700	1,750
Corporate/Other	86	70	50	50	50
Total	$2,874	$3,350	$3,375	$3,525	$3,625

(1) Includes capital expenditures and capital-like investments that earn a return.
(2) FirstEnergy expects to update the forecast over the period for items such as regulatory filings and approvals and other changes.

In alignment with FirstEnergy’s strategy to invest in its Regulated Distribution and Regulated Transmission segments as a fully regulated company, FirstEnergy is focused on maintaining balance sheet strength and flexibility. Specifically, at the regulated businesses, regulatory authority has been obtained for various regulated distribution and transmission subsidiaries to issue and/or refinance debt.

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

On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA with Brookfield and the Brookfield Guarantors, pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction is subject to customary closing conditions, including approval from the FERC and review by the CFIUS and is expected to close in the second quarter of 2022.

On December 13, 2021, FE privately issued to BIP Securities II-B L.P., an affiliate of Blackstone Infrastructure Partners L.P., 25,588,535 shares of FE’s common stock, par value $0.10 per share, at a price of $39.08 per share, representing an investment of $1.0 billion. In addition, subject to certain regulatory approvals, FE will appoint a Blackstone Infrastructure Partners-selected representative to the FE Board no later than the 2022 annual shareholders’ meeting.

On October 18, 2021, FE, FET, the Utilities, and the Transmission Companies entered into six separate senior unsecured five-year syndicated revolving credit facilities. These new credit facilities provide substantial liquidity to support the Regulated Distribution and Regulated Transmission businesses, and each of the operating companies within the businesses. See “Capital Resources and Liquidity" below for additional details.

Together, these transactions enhance FirstEnergy's credit profile, provide funding for the strategic investments discussed above, and address all of FirstEnergy's equity plans, with the exception of annual issuances of up to $100 million under regular dividend reinvestment plans and employee benefit stock investment plans, through at least 2025.

FirstEnergy is continuously evaluating the global COVID-19 pandemic and taking steps to mitigate known risks. FirstEnergy is actively monitoring the continued impact COVID-19 is having on its customers’ receivable balances, which include increasing arrears balances since the pandemic began. FirstEnergy has incurred, and it is expected to incur for the foreseeable future, COVID-19 pandemic related expenses. COVID-19 related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, COVID-19 test kits, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The full impact on FirstEnergy’s business from the COVID-19 pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees, contractors and customers is its first priority. FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the continued impact the COVID-19 pandemic is having on its business; however,

FirstEnergy does not currently expect disruptions in its ability to deliver service to customers or any material impact on its capital investment spending plan.

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

As of December 31, 2021, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, current portion of long-term debt and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

Short-Term Borrowings / Revolving Credit Facilities

On October 18, 2021, FE, FET, the Utilities, and the Transmission Companies entered into the 2021 Credit Facilities, which were six separate senior unsecured five-year syndicated revolving credit facilities with JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and PNC Bank, National Association that replaced the FE Revolving Facility and the FET Revolving Facility, and provide for aggregate commitments of $4.5 billion. The 2021 Credit Facilities are available until October 18, 2026, as follows:

•FE and FET, $1.0 billion revolving credit facility;
•Ohio Companies, $800 million revolving credit facility;
•Pennsylvania Companies, $950 million revolving credit facility;
•JCP&L, $500 million revolving credit facility;
•MP and PE, $400 million revolving credit facility; and
•Transmission Companies, $850 million revolving credit facility.

Under the 2021 Credit Facilities, an aggregate amount of $4.5 billion is available to be borrowed, repaid and reborrowed, subject to each borrower's respective sublimit under the respective facilities. These new credit facilities provide substantial liquidity to support the Regulated Distribution and Regulated Transmission businesses, and each of the operating companies within the businesses.

Borrowings under the 2021 Credit Facilities may be used for working capital and other general corporate purposes. Generally, borrowings under each of the credit facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the 2021 Credit Facilities contain financial covenants requiring each borrower, with the exception of FE, to maintain a consolidated debt-to-total-capitalization ratio (as defined under each of the 2021 Credit Facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter. FE is required under its 2021 Credit Facility to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters beginning with the quarter ending December 31, 2021.

FirstEnergy’s 2021 Credit Facilities bear interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the FCA (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, IBA (the entity that calculates and publishes LIBOR) and FCA made public statements regarding the future cessation of LIBOR. According to the FCA, IBA will permanently cease to publish each of the LIBOR settings on either December 31, 2021 or June 30, 2023. IBA did not identify any successor administrator in its announcement. The announced final publication date for 1-week and 2-month LIBOR settings and all settings for non-USD LIBOR was December 31, 2021. The announced final publication date for overnight, 1-month, 3-month, 6-month and 12-month LIBOR settings is June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after such end dates, and there is considerable uncertainty regarding the publication or representativeness of LIBOR beyond such end dates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is seeking to replace U.S. dollar LIBOR with a newly created index, SOFR, calculated based on repurchase agreements backed by treasury securities. FirstEnergy’s 2021 Credit Facilities provide a mechanism to automatically transition to a SOFR-based benchmark when all United States dollar LIBOR settings are no longer provided or are no longer representative. In addition, FirstEnergy’s 2021 Credit Facilities provide an option for the applicable borrower and lender to jointly elect to transition early to a SOFR-based benchmark, or in certain circumstances, an alternative benchmark replacement. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for us are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on FirstEnergy’s results of operations, cash flows, financial condition and liquidity.

FirstEnergy had no outstanding short-term borrowings as of December 31, 2021 and $2.2 billion of outstanding short-term borrowings as of December 31, 2020. FirstEnergy’s available liquidity from external sources as of February 14, 2022, was as follows:

Revolving Credit Facilities	Maturity	Commitment	Available Liquidity
		(In millions)
FE and FET	October 2026	$1,000	$997
Ohio Companies	October 2026	800	800
Pennsylvania Companies	October 2026	950	950
JCP&L	October 2026	500	499
MP and PE	October 2026	400	400
Transmission Companies	October 2026	850	850
	Subtotal	$4,500	$4,496
Cash and Cash equivalents		—	579
	Total	$4,500	$5,075

The following table summarizes the limitations of each individual entity on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of December 31, 2021:

Individual Borrower	Regulatory and Other Short-Term Debt Limitations
	(In millions)
FE and FET	N/A
OE, CEI, JCP&L, ME, MP, and ATSI	$500	(1)
TE and PN	300	(1)
WP	200	(1)
PE	150	(1)
Penn	100	(1)
TrAIL and MAIT	400	(1)
(1)Includes amounts which may be borrowed under the regulated companies' money pool.

Subject to each borrower's sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the 2021 Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the 2021 Credit Facilities and against the applicable borrower's borrowing sublimit. As of December 31, 2021, FirstEnergy had $4 million in outstanding LOCs.

Revolving Credit Facility	LOC Availability
(In millions)
FE and FET	$100
Ohio Companies	150
Pennsylvania Companies	200
JCP&L	100
MP and PE	100
Transmission Companies	200

The 2021 Credit Facilities do not contain provisions that restrict the ability to borrow or accelerate payment of outstanding advances in the event of any change in credit ratings of the borrowers. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the 2021 Credit Facilities are related to the credit ratings of the company borrowing the funds. Additionally, borrowings under each of the 2021 Credit Facilities are subject to the usual and customary provisions for acceleration upon the occurrence of events of default, including a cross-default for other indebtedness in excess of $100 million.

As of December 31, 2021, the borrowers were in compliance with the applicable interest coverage and debt-to-total-capitalization ratio covenants in each case as defined under the respective 2021 Credit Facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in 2021 was 1.01% per annum for the regulated companies’ money pool and 0.60% per annum for the unregulated companies’ money pool.
Long-Term Debt Capacity

FE's and its subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of February 14, 2022:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/CreditWatch (1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB-	Ba1	BB+	—	—	—	BB+	Ba1	BB+	S	P	P
AGC	BB+	Baa2	BBB-	—	—	—	—	—	—	S	S	P
ATSI	BBB	A3	BBB-	—	—	—	BBB	A3	BBB	S	S	P
CEI	BBB	Baa2	BBB-	A-	A3	BBB+	BBB	Baa2	BBB	S	N	P
FET	BBB-	Baa2	BB+	—	—	—	BB+	Baa2	BB+	S	S	P
JCP&L	BBB	A3	BBB-	—	—	—	BBB	A3	BBB	S	S	P
ME	BBB	A3	BBB-	—	—	—	BBB	A3	BBB	S	S	P
MAIT	BBB	A3	BBB-	—	—	—	BBB	A3	BBB	S	S	P
MP	BBB	Baa2	BBB-	A-	A3	BBB+	BBB	Baa2	—	S	S	P
OE	BBB	A3	BBB-	A-	A1	BBB+	BBB	A3	BBB	S	S	P
PN	BBB	Baa1	BBB-	—	—	—	BBB	Baa1	BBB	S	S	P
Penn	BBB	A3	BBB-	A-	A1	BBB+	—	—	—	S	S	P
PE	BBB	Baa2	BBB-	A-	A3	BBB+	—	—	—	S	S	P
TE	BBB	Baa1	BBB-	A-	A2	BBB+	—	—	—	S	N	P
TrAIL	BBB	A3	BBB-	—	—	—	BBB	A3	BBB	S	S	P
WP	BBB	A3	BBB-	A-	A1	BBB+	—	—	—	S	S	P
(1) S = Stable, N = Negative, P = Positive

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

On November 8, 2021, Moody's outlook for FE was revised from stable to positive. OE’s outlook was revised from negative to stable, while CEI and TE’s outlook remains negative.

Also on November 8, 2021, S&P issued a one-notch upgrade to all applicable ratings and the CreditWatch positive outlook on FE and all subsidiaries was revised to stable.

On November 12, 2021, Fitch's Outlook for FE and all subsidiaries was revised from stable to positive.

The applicable undrawn and drawn margin on the 2021 Credit Facilities are subject to ratings based pricing grids. The applicable fee paid on the undrawn commitments under the 2021 Credit Facilities are based on each borrower's senior unsecured non-

credit enhanced debt ratings as determined by S&P and Moody’s. The fee paid on actual borrowings are determined based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s.

The interest rate payable on approximately $3.0 billion in FE’s senior unsecured notes are subject to adjustments from time to time if the ratings on the notes from any one or more of S&P, Moody’s and Fitch decreases to a rating set forth in the applicable governing documents. Generally a one-notch downgrade by the applicable rating agency may result in a 25 basis points coupon rate increase beginning at BB, Ba1, and BB+ for S&P, Moody’s and Fitch, respectively, to the extent such rating is applicable to the series of outstanding senior unsecured notes, during the next interest period, subject to an aggregate cap of 2% from issuance interest rate.

FE's debt capacity is subject to the consolidated interest coverage ratio in the 2021 Credit Facilities. As of December 31, 2021, FirstEnergy could incur approximately $880 million of incremental interest expense or incur a $2.2 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant required by the 2021 Credit Facilities.
Cash Requirements and Commitments

FirstEnergy has certain obligations and commitments to make future payments under contracts, including contracts executed in connection with certain of the planned construction expenditures.

As of December 31, 2021 (Undiscounted):	Total	2022	2023-2024	2025-2026	Thereafter
	(In millions)
Long-term debt(1)	$23,946	$1,593	$1,590	$3,099	$17,664
Interest on long-term debt	12,482	1,041	1,923	1,661	7,857
Operating leases(2)	375	54	102	86	133
Finance leases(2)	48	16	14	10	8
Fuel and purchased power(3)	2,840	593	1,045	385	817
Committed investments(4)	2,451	857	994	600	—
Total	$42,142	$4,154	$5,668	$5,841	$26,479
(1)Excludes unamortized discounts and premiums, fair value accounting adjustments and finance leases.
(2)See Note 7, "Leases," of the Notes to Consolidated Financial Statements.
(3)Based on estimated annual amounts under contract with fixed or minimum quantities.
(4)Amounts represent committed capital expenditures and other capital-like investments that earn a return.

Excluded from the table above are estimates for the cash outlays from power purchase contracts entered into by most of the Utilities and under which they procure the power supply necessary to provide generation service to their customers who do not choose an alternative supplier. Although actual amounts will be determined by future customer behavior and consumption levels, management currently estimates these cash outlays will be approximately $2.8 billion in 2022.

The table above also excludes regulatory liabilities, AROs, reserves for litigation, injuries and damages and environmental remediation since the amount and timing of the cash payments are uncertain. The table also excludes accumulated deferred income taxes since cash payments for income taxes are determined based primarily on taxable income for each applicable fiscal year.

On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which, among other things, extended shortfall amortization periods and modification of the interest rate stabilization rules for single-employer plans thereby impacting funding requirements. As a result, FirstEnergy does not currently expect to have a required contribution to the pension plan based on various assumptions including annual expected rate of returns for assets. However, FirstEnergy may elect to contribute to the pension plan voluntarily.

Changes in Cash Position

As of December 31, 2021, FirstEnergy had $1,462 million of cash and cash equivalents and approximately $49 million of restricted cash compared to $1,734 million of cash and cash equivalents and approximately $67 million of restricted cash as of December 31, 2020, on the Consolidated Balance Sheets.

Cash Flows From Operating Activities

FirstEnergy's most significant sources of cash are derived from electric service provided by its distribution and transmission operating subsidiaries. Beyond the cash settlement and tax sharing payments to the FES Debtors in 2020 and the DPA monetary penalty in 2021, the most significant use of cash from operating activities is buying electricity to serve non-shopping customers and paying fuel suppliers, employees, tax authorities, lenders and others for a wide range of materials and services.

Net cash provided from operating activities was $2,811 million during 2021, $1,423 million during 2020 and $2,467 million during 2019. Cash flows from operations increased $1,388 million in 2021 as compared with 2020. The increase is primarily due to the absence of a $978 million cash settlement and tax sharing payment made to the FES Debtors upon their emergence in February 2020, higher distribution deliveries, impact of the distribution riders and transmission investment recovery, and improved working capital, partially offset by the DPA monetary penalty paid in 2021. Improvements in working capital were primarily due to reduced customer account receivables, which had grown during 2020 as a result of COVID-19 discussed above, higher cash collateral receipts from certain competitive suppliers that serve customers that shop, and implementation of FE Forward initiatives that optimized certain materials and supplies inventories and accounts payable payment terms.

FirstEnergy's Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of cash flow items from discontinued operations for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
(In millions)	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from discontinued operations	$44	$76	$8
Gain on disposal, net of tax	(47)	(76)	(59)
Deferred income taxes and investment tax credits, net	—	—	47

Cash Flows From Financing Activities
Cash provided from (used for) financing activities was $(542) million, $2.6 billion, and $656 million in 2021, 2020, and 2019, respectively. The following table summarizes new debt financing, redemptions, repayments, short-term borrowings and dividends:

	For the Years Ended December 31,
Securities Issued or Redeemed / Repaid	2021	2020	2019
	(In millions)
New Issues
Unsecured notes	$1,750	$3,250	$1,850
FMBs	200	175	450
Senior secured notes	150	—	—
	$2,100	$3,425	$2,300

Redemptions / Repayments
Unsecured notes	$(400)	$(250)	$(725)
PCRBs	(74)	—	—
FMBs	—	(50)	(1)
Term loan	—	(750)	—
Senior secured notes	(58)	(64)	(63)
	$(532)	$(1,114)	$(789)

Common stock issuance	$1,000	$—	$—

Short-term borrowings, net	$(2,200)	$1,200	$—

Preferred stock dividend payments	$—	$—	$(6)

Common stock dividend payments	$(849)	$(845)	$(814)

During the year ended December 31, 2021, the following long-term debt was issued:

Company	Issuance Date	Interest Rate		Maturity	Amount	Issuance Type	Use of Proceeds

FET	3/19/2021	2.87%		2028	$500 million	Unsecured Notes	Repay short-term borrowings under the former FET Revolving Facility.
MP	4/9/2021	3.55%	(1)	2027	$200 million	FMB	Fund MP’s ongoing capital expenditures, for working capital needs and for other general corporate purposes.
TE	5/6/2021	2.65%		2028	$150 million	Senior Secured Notes	Repay short-term borrowings, fund TE’s ongoing capital expenditures and for other general corporate purposes.
MAIT	5/24/2021	4.10%	(2)	2028	$150 million	Unsecured Notes	Repay borrowings outstanding under FirstEnergy’s regulated company money pool, fund MAIT’s ongoing capital expenditures, to fund working capital and for other general corporate purposes.
JCP&L	6/10/2021	2.75%		2032	$500 million	Unsecured Notes	Repay $450 million of short-term debt under the former FE Revolving Facility, storm recovery and restoration costs and expenses, to fund JCP&L’s ongoing capital expenditures, working capital requirements and for other general corporate purposes.
ATSI	12/1/2021	2.65%		2032	$600 million	Unsecured Notes	Repay outstanding notes and short-term borrowings, to fund ATSI's ongoing capital expenditures, working capital requirements and for other general corporate purposes.

(1) New debt was issued at a premium under a previously issued bond series, resulting in an effective interest rate of 2.06%.
(2) New debt was issued at a premium under a previously issued note series, resulting in an effective interest rate of 2.55%.

In December 2021, notice of redemption was provided for all remaining $850 million of FE's 4.25% Notes, Series B, due 2023, which was completed on January 20, 2022, and with a make-whole premium of approximately $38 million. Due to the redemption, the $850 million in notes is included within currently payable long-term debt on the Consolidated Balance Sheets as of December 31, 2021.

On January 27, 2022, CEI instructed its indenture trustee to provide notice of redemption for all remaining $150 million of CEI's 2.77% Senior Notes, Series A, due 2034, for redemption to occur on March 14, 2022.

Also on January 27, 2022, TE instructed its indenture trustee to provide notice of partial redemption for $25 million of TE's 2.65% Senior Secured Notes, due 2028, for partial redemption which occurred on February 11, 2022.

    Cash Flows From Investing Activities

Cash used for investing activities in 2021 principally represented cash used for property additions. The following table summarizes investing activities for 2021, 2020 and 2019:

	For the Years Ended December 31,
Cash Used for (Provided from) Investing Activities	2021	2020	2019
	(In millions)
Property Additions:
Regulated Distribution	$1,395	$1,514	$1,473
Regulated Transmission	958	1,067	1,090
Corporate/Other	92	76	102
Proceeds from sale of Yards Creek	(155)	—	—
Investments	53	22	38
Asset removal costs	226	224	217
Other	(10)	5	(47)
	$2,559	$2,908	$2,873

GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of December 31, 2021, was approximately $1.1 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE's Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$512
Vehicle leases	75
AE Supply asset sales(1)	15
Other	7
609
FE's Guarantees on Other Assurances
Surety Bonds	331
Deferred compensation arrangements	136
LOCs and other	9
476
Total Guarantees and Other Assurances	$1,085

(1)As a condition to closing AE Supply's transfer of Pleasants Power Station and as contemplated under the FES Bankruptcy settlement agreement, FE has provided two guarantees for certain retained liabilities of AE Supply, the first totaling up to $15 million for certain environmental liabilities associated with Pleasants Power Station, and the second being limited solely to environmental liabilities for the McElroy's Run CCR impoundment facility, for which an ARO of $47 million is reflected on FirstEnergy's Consolidated Balance Sheets, and which is not reflected on the table above.

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

As of December 31, 2021, $55 million of collateral has been posted by FE or its subsidiaries and is included in Prepaid taxes and other current assets on FirstEnergy's Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of December 31, 2021:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$44	$—	$44
Surety Bonds (collateralized amount)(1)	57	258	315
Total Exposure from Contractual Obligations	$101	$258	$359
(1) Surety Bonds are not tied to a credit rating. Surety Bonds' impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $39 million of surety obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

Other Commitments and Contingencies

FE was previously a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, which Global Holding repaid during the fourth quarter of 2021, and as a result, FirstEnergy’s guarantee is no longer in effect.
MARKET RISK INFORMATION

FirstEnergy uses various market risk sensitive instruments, including derivative contracts, primarily to manage the risk of price and interest rate fluctuations. FirstEnergy’s Enterprise Risk Management Committee, comprised of members of senior management, provides general oversight for risk management activities throughout the company.

Commodity Price Risk

FirstEnergy has limited exposure to financial risks resulting from fluctuating commodity prices, including prices for electricity, coal and energy transmission. FirstEnergy's Enterprise Risk Management Committee is responsible for promoting the effective design and implementation of sound risk management programs and oversees compliance with corporate risk management policies and established risk management practice.

The valuation of derivative contracts is based on observable market information. As of December 31, 2021, FirstEnergy has a net asset of $8 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of December 31, 2021, the FirstEnergy pension plan assets were allocated approximately as follows: 35% in equity securities, 27% in fixed income securities, 7% in hedge funds, 4% in insurance-linked securities, 10% in real estate, 9% in private equity and debt funds, and 8% in cash and short-term securities. FirstEnergy funding policy is based on actuarial computations using the projected unit credit method. As a result of the American Rescue Plan Act of 2021, which, among other things, extended shortfall amortization periods and modifications of the interest rate stabilization rules for single-employer plans, actual pension investment performance returns to date and current assumptions, FirstEnergy does not currently expect to have a required contribution to the pension plan. However, a decline in the value of pension plan assets could result in additional funding requirements, and FirstEnergy may elect to contribute to the pension plan voluntarily. As of December 31, 2021, FirstEnergy's OPEB plan assets were allocated approximately 51% in equity securities, 32% in fixed income securities and 17% in cash and short-term securities. See Note 4, "Pension and Other Post-Employment Benefits," of the Notes to Consolidated Financial Statements for additional details on FirstEnergy's pension and OPEB plans.

During 2021, FirstEnergy's pension and OPEB plan assets gained approximately 7.6% and 13.4%, respectively, as compared to an annual expected return on plan assets of 7.5%.

Interest Rate Risk

FirstEnergy’s exposure to fluctuations in market interest rates is reduced since all debt has fixed interest rates, as noted in the table below. FirstEnergy is subject to the inherent interest rate risks related to refinancing maturing debt by issuing new debt securities.

Comparison of Carrying Value to Fair Value as of December 31, 2021
Year of Maturity or Notice of Redemption	2022	2023	2024	2025	2026	There-after	Total	Fair Value
	(In millions)
Assets:
Investments Other Than Cash and Cash Equivalents:
Fixed Income	$—	$—	$—	$—	$—	$284	$284	$284
Average interest rate	—%	—%	—%	—%	—%	1.0%	1.0%

Liabilities:
Long-term Debt:
Fixed rate	$1,593	$344	$1,246	$2,023	$1,076	$17,664	$23,946	$27,043
Average interest rate	4.3%	3.7%	4.7%	3.8%	3.5%	4.5%	4.4%

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
PHYSICAL SECURITY AND CYBERSECURITY RISK

FirstEnergy is committed to protecting its customers, employees, facilities, and the ongoing reliability of its electric system. FirstEnergy works closely with state and federal agencies and its peers in the electric utility industry to identify physical and cyber security risks, exchange information, and put safeguards in place to comply with strict reliability and security standards. From a security standpoint, no other industry – including gas pipelines – is as heavily regulated as the electric utility sector. FirstEnergy has comprehensive cyber and physical security plans in place but does not publicly disclose details about these measures that could aid those who want to harm its customers, employees, facilities and the ongoing reliability of its electric system.
The FE Board has identified cybersecurity as a key enterprise risk and prioritizes the mitigation of this risk. The FE Board receives cybersecurity updates from FirstEnergy's Information Technology organization at each of its regularly scheduled meetings. The Audit Committee reviews FirstEnergy's cybersecurity risk management practices and performance, primarily through reports provided by management. The Audit Committee also reviews and discusses with management the steps taken to monitor, control, and mitigate such exposure. Among other things, these reports have focused on incident response management and recent cyber risk and cybersecurity developments.
Security enhancements are also a key component of FirstEnergy’s Energizing the Future transmission investment program. FirstEnergy invests heavily in sophisticated and layered security measures that use both technology and hard defenses to protect critical transmission facilities and its digital communications networks.

Despite security measures and safeguards FirstEnergy has employed, including certain measures implemented pursuant to mandatory NERC Critical Infrastructure Protection standards, its infrastructure may be increasingly vulnerable to such attacks as a result of the rapidly evolving and increasingly sophisticated means by which attempts to defeat security measures and gain access to information technology systems may be made. Also, FirstEnergy, or its vendors and service providers, may be at an increased risk of a cyber-attack and/or data security breach due to the nature of its business.

Any such cyber incident could result in significant lost revenue, the inability to conduct critical business functions and serve customers for a significant period of time, the use of significant management resources, legal claims or proceedings, regulatory penalties, significant remediation costs, increased regulation, increased capital costs, increased protection costs for enhanced cybersecurity systems or personnel, damage to FirstEnergy's reputation and/or the rendering of its internal controls ineffective, all of which could materially adversely affect FirstEnergy's business, results of operations, financial condition and reputation.
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

The following table summarizes the key terms of base distribution rate orders in effect for the Utilities as of December 31, 2021:

Company	Rates Effective For Customers	Allowed Debt/Equity	Allowed ROE
CEI	May 2009	51% /49%	10.5%
ME(1)	January 2017	48.8% / 51.2%	Settled(2)
MP	February 2015	54% / 46%	Settled(2)
JCP&L	November 2021(3)	48.6% / 51.4%	9.6%
OE	January 2009	51% /49%	10.5%
PE (West Virginia)	February 2015	54% / 46%	Settled(2)
PE (Maryland)	March 2019	47% / 53%	9.65%
PN(1)	January 2017	47.4% /52.6%	Settled(2)
Penn(1)	January 2017	49.9% / 50.1%	Settled(2)
TE	January 2009	51% / 49%	10.5%
WP(1)	January 2017	49.7% / 50.3%	Settled(2)
(1) Reflects filed debt/equity as final settlement/orders do not specifically include capital structure.
(2) Commission-approved settlement agreements did not disclose ROE rates.
(3) On October 28, 2020, the NJBPU approved JCP&L's distribution rate case settlement with an allowed ROE of 9.6% and a 48.6% debt / 51.4% equity capital structure. Rates are effective for customers on November 1, 2021, but beginning January 1, 2021, JCP&L offset the impact to customers' bills by amortizing an $86 million regulatory liability.

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

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2021-2023 EmPOWER Maryland program cycles to the extent the MDPSC determines that cost-effective programs and services are available. PE's approved 2021-2023 EmPOWER Maryland plan continues and expands upon prior years' programs for a projected total investment of approximately $148 million over the three-year period. PE recovers program investments with a return through an annually reconciled surcharge, with most costs subject to recovery over a five-year period with a return on the unamortized balance. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE.

In 2019, MDPSC issued an order approving PE’s 2018 base rate case filing, which among other things, approved an annual rate increase of $6.2 million, approved three of the four EDIS programs for four years to fund enhanced service reliability programs, directed PE to file a new depreciation study within 18 months, and ordered the filing of a new base rate case in four years to correspond to the ending of the approved EDIS programs. Following the filing of PE’s depreciation study and subsequent filings by the Maryland Office of the People’s Counsel and the staff of the MDPSC, the public utility law judge issued a proposed order reducing PE’s base rates by $2.1 million. The MDPSC denied PE’s appeal of the proposed order on October 26, 2021, and the proposed order was affirmed.

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

NEW JERSEY

JCP&L operates under NJBPU approved rates that were effective for customers as of November 1, 2021. JCP&L provides BGS for retail customers who do not choose a third-party EGS and for customers of third-party EGSs that fail to provide the contracted service. All New Jersey EDCs participate in this competitive BGS procurement process and recover BGS costs directly from customers as a charge separate from base rates.

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to customers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the NJ Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey and on June 7, 2021, the Superior Court issued an order reversing the NJBPU’s CTA rules and remanded the case back to the NJBPU. Specifically, the Court’s ruling requires 100% of the CTA savings to be credited to customers in lieu of the NJBPU’s current policy requiring 25%. On December 6, 2021, the NJBPU issued proposed amended rules modifying its current CTA policy in base rate cases consistent with the Superior Court’s June 7, 2021 order. Once the proposed rules are final, they will be applied on a prospective basis in a future base rate case, however, it is not expected to have a material adverse effect on FirstEnergy’s results or financial condition.

On February 18, 2020, JCP&L submitted a filing with the NJBPU requesting a distribution base rate increase. On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, providing for, among other things, a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. Between January 1, 2021 and October 31, 2021, JCP&L amortized an existing regulatory liability totaling approximately $86 million to offset the base rate increase that otherwise would have occurred in this period. The parties also agreed that the actual net gain from the sale of JCP&L’s interest in the Yards Creek pumped-storage hydro generation facility in New Jersey (210 MWs), as further discussed below, be applied to reduce JCP&L’s existing regulatory asset for previously deferred storm costs. Lastly, the parties agreed that approximately $95 million of Reliability Plus capital investment for projects through December 31, 2020, is included in rate base effective December 31, 2020. Included in the NJBPU approved-settlement in JCP&L’s distribution rate case on October 28, 2020, was that JCP&L will be subject to a management audit. The management audit began at the end of May 2021 and is currently ongoing.

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

On August 27, 2020, JCP&L filed an AMI Program with the NJBPU, which proposed the deployment of approximately 1.2 million advanced meters over a three-year period beginning on January 1, 2023, at a total cost of approximately $418 million, including the pre-deployment phase. The then proposed 3-year deployment was part of the 20-year AMI Program that was projected to cost approximately $732 million and proposed a cost recovery mechanism through a separate AMI tariff rider. On September 14, 2021, JCP&L submitted a supplemental filing, which reflected increases in the AMI Program’s costs. Under the revised AMI Program, during the first six years of the AMI Program from 2022 through 2027, JCP&L estimates costs of $494 million, consisting of capital expenditures of approximately $390 million, incremental operations and maintenance expenses of approximately $73 million and cost of removal of $31 million. On February 8, 2022, JCP&L filed with the NJBPU a stipulation entered into with the NJBPU staff, NJ Rate Counsel and others, that, pending NJBPU approval, would affirm the terms of the revised AMI Program. JCP&L expects a NJBPU order by the end of the first quarter of 2022. The Stipulation also provided that the revised AMI Program-related capital costs, the legacy meter stranded costs, and the operations and maintenance expense will be deferred and placed in regulatory assets, with such amounts sought to be recovered in the JCP&L’s subsequent base rate cases.

On June 10, 2020, the NJBPU issued an order establishing a framework for the filing of utility-run energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act. Under the established framework, JCP&L will recover its program investments with a return over a ten-year amortization period and its operations and maintenance expenses on an annual basis, be eligible to receive lost revenues on energy savings that resulted from its programs and be eligible for incentives or subject to penalties based on its annual program performance, beginning in the fifth year of its program offerings. On September 25, 2020, JCP&L filed its energy efficiency and peak demand reduction program, which consists of 11 energy efficiency and peak demand reduction programs and subprograms to be run from July 1, 2021, through June 30, 2024. On April 23, 2021, JCP&L filed a Stipulation of Settlement with the NJBPU for approval of recovery of lost revenues resulting from the programs and a three-year plan including total program costs of $203 million, of which $158 million of investment is recovered over a ten-year amortization period with a return as well as operations and maintenance expenses and financing costs of $45 million recovered on an annual basis. On April 27, 2021, the NJBPU issued an Order approving the Stipulation of Settlement.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 and continuing until the New Jersey Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case.

On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. Through various executive orders issued by the New Jersey Governor, the moratorium period was extended to December 31, 2021. On December 21, 2021, the moratorium on residential disconnections for certain entities providing utility service was extended until March 15, 2022. The moratorium on residential disconnections was not extended for investor-owned electric utilities such as JCP&L, but does require that investor-owned electric public utilities offer qualifying residential customers deferred payment arrangements meeting certain minimum criteria prior to disconnecting service.

Credit rating actions taken by S&P and Fitch on October 28, 2020 triggered a requirement from various NJBPU orders that JCP&L file a mitigation plan, which was filed on November 5, 2020, to demonstrate that JCP&L has sufficient liquidity to meet its BGS obligations. On December 11, 2020, the NJBPU held a public hearing on the mitigation plan. Written comments on JCP&L’s mitigation plan were submitted on January 8, 2021.

Pursuant to an NJBPU order requiring all New Jersey electric distribution companies to file electric vehicle programs, JCP&L filed its program on March 1, 2021. JCP&L’s proposed electric vehicle program consisted of six sub-programs, including a consumer education and outreach initiative that would begin on January 1, 2022, and continue over a four-year period. The total proposed budget for the electric vehicle program is approximately $50 million, of which $16 million is capital expenditures and $34 million is for operations and maintenance expenses. JCP&L is proposing to recover the electric vehicle program costs via a non-bypassable rate clause applicable to all distribution customer rate classes, which became effective on January 1, 2022. On May 26, 2021, a procedural schedule was set to include evidentiary hearings the week of October 18, 2021. On July 16, 2021, the procedural schedule was extended by thirty days as requested by JCP&L to continue settlement discussions. On August 19, 2021, the presiding commissioner issued an order modifying the procedural schedule by extending the procedural schedule by ninety days as requested by JCP&L to continue settlement discussions. On November 12, 2021, JCP&L filed a letter with the presiding commissioner requesting a suspension of the procedural schedule in order to allow the parties to continue settlement discussion. On November 23, 2021, the presiding commissioner entered an order suspending the procedural schedule. JCP&L expects an order from the NJBPU by the end of the first quarter of 2022.

OHIO

The Ohio Companies operate under PUCO approved base distribution rates that became effective in 2009. The Ohio Companies currently operate under ESP IV, effective June 1, 2016 and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues the Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (3) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

ESP IV further provided for the Ohio Companies to collect DMR revenues, but the SCOH reversed the PUCO’s decision to include DMR in ESP IV. Subsequently, the PUCO entered an order directing the Ohio Companies to cease further collection through the DMR and credit back to customers a refund of the DMR funds collected since July 2, 2019. On December 1, 2020, the SCOH reversed the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for OE for calendar year 2017, and remanded the case to the PUCO with instructions to conduct new proceedings which include the DMR revenues in the analysis, determine the threshold against which the earned return is measured, and make other necessary determinations. As further described below, the Ohio Stipulation resolves the Ohio Companies’ 2017 SEET proceeding.

On July 23, 2019, Ohio enacted HB 6, which included provisions supporting nuclear energy, authorizing a decoupling mechanism for Ohio electric utilities and ending current energy efficiency program mandates. Under HB 6, the energy efficiency program mandates, as well as Ohio electric utilities’ energy efficiency and peak demand reduction cost recovery riders, ended on December 31, 2020, subject to final reconciliation. Third-parties have challenged the Ohio Companies’ authorization to recover all lost distribution revenue under energy efficiency and peak demand reduction cost recovery riders. The Ohio Stipulation resolves the issues related to lost distribution revenue with no financial impact to the Ohio Companies.

On March 31, 2021, the Ohio Governor signed HB 128, which, among other things, repealed parts of HB 6, the legislation that established support for nuclear energy supply in Ohio, provided for a decoupling mechanism for Ohio electric utilities, and provided for the ending of current energy efficiency program mandates. HB 128 was effective June 30, 2021. As FirstEnergy would not have financially benefited from the mechanism to provide support to nuclear energy in Ohio, there is no expected additional impact to FirstEnergy due to the repeal of that provision in HB 6.

As further discussed below, in connection with a partial settlement with the OAG and other parties, the Ohio Companies filed an application with the PUCO on February 1, 2021, to set the respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application. While the partial settlement with the OAG focused specifically on decoupling, the Ohio

Companies elected to forego recovery of lost distribution revenue. FirstEnergy also committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings then underway as further discussed herein. As a result of the partial settlement, and the decision to not seek lost distribution revenue, FirstEnergy recognized a $108 million pre-tax charge ($84 million after-tax) in the fourth quarter of 2020, and $77 million (pre-tax) of which is associated with forgoing collection of lost distribution revenue. The Ohio Stipulation affirms the Ohio Companies’ commitment to not seek recovery of lost distribution revenue through the end of its ESP IV in May 2024.

On March 31, 2021, FirstEnergy announced that the Ohio Companies would refund to customers amounts previously collected under decoupling, with interest, totaling approximately $27 million. On July 7, 2021, the PUCO issued an order approving the Ohio Companies’ modified application to refund such amounts to customers and directed that all funds collected through CSR be refunded to customers over a single billing cycle beginning August 1, 2021.

In connection with the audit of the Ohio Companies’ Rider DCR for 2017, the PUCO issued an order on June 16, 2021, directing the Ohio Companies to prospectively discontinue capitalizing certain vegetation management costs and reduce the 2017 Rider DCR revenue requirement by $3.7 million associated with these costs.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor. The auditor filed the final audit report on January 14, 2022, which made findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identify. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the Rider DCR audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15 thousand. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report, and a PUCO attorney examiner has issued a procedural schedule setting an evidentiary hearing on May 9, 2022.

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

On December 7, 2020, the Citizens’ Utility Board of Ohio filed a complaint with the PUCO against the Ohio Companies. The complaint alleges that the Ohio Companies’ new charges resulting from HB 6, and any increased rates resulting from proceedings over which the former PUCO Chairman presided, are unjust and unreasonable, and that the Ohio Companies violated Ohio corporate separation laws by failing to operate separately from unregulated affiliates. The complaint requests, among other things, that any rates authorized by HB 6 or authorized by the PUCO in a proceeding over which the former Chairman presided be made refundable; that the Ohio Companies be required to file a new distribution rate case at the earliest possible date; and that the Ohio Companies’ corporate separation plans be modified to introduce institutional controls. The Ohio

Companies are contesting the complaint. On December 21, 2021, the Citizens’ Utility Board of Ohio filed a notice of voluntary dismissal of its complaint without prejudice. The PUCO dismissed the complaint without prejudice on January 12, 2022.

On November 1, 2021, the Ohio Companies, together with the OCC, PUCO Staff, and several other signatories, entered into an Ohio Stipulation with the intent of resolving the ongoing energy efficiency rider audits, various SEET, proceedings, including the Ohio Companies’ 2017 SEET proceeding, and the Ohio Companies’ quadrennial ESP review, each of which was pending before the PUCO. Specifically, the Ohio Stipulation provides that the Ohio Companies’ current ESP IV passes the required statutory test for their prospective SEET review as part of the Quadrennial Review of ESP IV, and except for limited circumstances, the signatory parties have agreed not to challenge the Ohio Companies’ SEET return on equity calculation methodology for their 2021-2024 SEET proceedings. The Ohio Stipulation additionally affirms that: (i) the Ohio Companies’ ESP IV shall continue through its previously authorized term of May 31, 2024; and (ii) the Ohio Companies will file their next base rate case in May 2024, and further, no signatory party will seek to adjust the Ohio Companies’ base distribution rates before that time, except in limited circumstances. The Ohio Companies further agreed to refund $96 million to customers in connection with the 2017-2019 SEET cases, and to provide $210 million in future rate reductions for all customers, including $80 million in 2022, $60 million in 2023, $45 million in 2024, and $25 million in 2025. The PUCO approved the 2017-2019 SEET refunds and 2022 rate reductions December 1, 2021, and refunds began in January 2022. As a result of the PUCO approval, FirstEnergy recognized a $96 million pre-tax charge in the fourth quarter of 2021 at the regulated distribution segment within Amortization (deferral) of Regulatory Assets, net, on the Consolidated Statements of Income associated with the refund. The future rate reductions will be recognized as a reduction to regulated distribution segment’s revenue in the Consolidated Statements of Income as they are provided to the Ohio Companies’ customers.

In connection with an ongoing annual audit of the Ohio Companies’ Rider DCR for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through Rider DCR or through an alternative proceeding. On August 3, 2021, the auditor filed its final report on this phase of the audit, and the parties submitted comments and reply comments on this audit report in October 2021. Additionally, on September 29, 2021, the PUCO expanded the scope of the audit in this proceeding to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from the Ohio Companies’ customers. On November 19, 2021, the auditor filed its final report, in which the auditor concluded that the FirstEnergy Stadium naming rights expenses were not recovered from Ohio customers. On December 15, 2021, the PUCO further expanded the scope of the audit to include an investigation into an apparent nondisclosure of a side agreement in the Ohio Companies’ ESP IV settlement proceedings, but stayed its expansion of the audit until otherwise ordered by the PUCO.

See “Outlook - Other Legal Proceedings” below for additional details on the government investigations and subsequent litigation surrounding the investigation of HB 6.

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. On November 18, 2021, the PPUC issued orders to each of the Pennsylvania Companies directing they operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which DSPs provide for the competitive procurement of generation supply for customers who do not receive service from an alternative EGS. Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. On December 14, 2021, the Pennsylvania Companies filed proposed DSPs for provision of generation for the June 1, 2023 through May 31, 2027 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. Under the 2023-2027 DSPs, supply is proposed to be provided through a mix of 12 and 24-month energy contracts, as well as long-term solar PPAs.

In March 2018, the PPUC approved adjusted customer rates of the Pennsylvania Companies to reflect the net impact of the Tax Act. As a result, the Pennsylvania Companies established riders that, beginning July 1, 2018, refunded to customers tax savings attributable to the Tax Act as compared to the amounts established in their most recent base rate proceedings on a current and going forward basis. The amounts recorded as savings for the total period of January 1 through June 30, 2018, were tracked and were to be addressed for treatment in a future proceeding. On May 17, 2021, the Pennsylvania Companies filed petitions with the PPUC proposing to refund the net savings for the January through June 2018 period to customers beginning January 1, 2022. On November 18, 2021, the PPUC approved the Pennsylvania Companies' proposed refunds, but also revised a previous methodology for calculating the net tax savings, which resulted in additional tax savings attributable to the Tax Act to be refunded to customers and directed the Pennsylvania Companies to file new petitions to propose the timing and methodology to provide these additional refunds to customers. The Pennsylvania Companies recalculated the net impact for 2018 through 2021 under the revised PPUC methodology in comparison to amounts already refunded to customers under the existing riders, which resulted in an additional $61 million in savings, with interest, to be provided to customers. As a result, FirstEnergy recognized a pre-tax charge of $61 million in the fourth quarter of 2021 at the regulated distribution segment within Amortization (deferral) of Regulatory Assets, net, on the Consolidated Statement of Income associated with the additional refund associated with the

November 2021 PPUC order and methodology. The Pennsylvania Companies are required to file petitions to propose the timing and methodology of the refund of these amounts by March 3, 2022.

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. The Pennsylvania Companies’ Phase III EE&C plans for the June 2016 through May 2021 period, which were approved in March 2016, with expected costs up to $390 million, are designed to achieve the targets established in the PPUC’s Phase III Final Implementation Order with full recovery through the reconcilable EE&C riders. On June 18, 2020, the PPUC entered a Final Implementation Order for a Phase IV EE&C Plan, operating from June 2021 through May 2026. The Final Implementation Order set demand reduction targets, relative to 2007 to 2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWH for ME, 3.0% MWH for PN, 2.7% MWH for Penn, and 2.4% MWH for WP. The Pennsylvania Companies’ Phase IV plans were filed November 30, 2020 and subsequently approved by PPUC without modification on March 25, 2021.

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On June 25, 2021, the Pennsylvania OCA filed a complaint against Penn’s quarterly DSIC rate, disputing the recoverability of the Companies’ automated distribution management system investment under the DSIC mechanism. On January 26, 2022, the parties filed a joint petition for settlement that resolves all issues in this matter pending PPUC approval.

Following the Pennsylvania Companies’ 2016 base rate proceedings, the PPUC ruled in a separate proceeding related to the DSIC mechanisms that the Pennsylvania Companies were not required to reflect federal and state income tax deductions related to DSIC-eligible property in DSIC rates. The decision was appealed to the Pennsylvania Supreme Court and in July 2021 the court upheld the Pennsylvania Commonwealth Court’s reversal of the PPUC’s decision and remanded the matter back to the PPUC for determination as to how DSIC calculations shall account for ADIT and state taxes. The matter awaits further action by the PPUC. The adverse ruling by the Pennsylvania Supreme Court is not expected to result in a material impact to FirstEnergy.

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

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC approved rates that became effective in February 2015. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is updated annually.

On December 30, 2020, MP and PE filed with the WVPSC a determination of the rate impact of the Tax Act with respect to ADIT. The filing proposed an annual revenue reduction of $2.6 million, effective January 1, 2022, with reconciliation and any resulting adjustments incorporated into annual ENEC proceedings. On August 12, 2021, a unanimous settlement was reached with all the parties agreeing to a $7.7 million rate reduction beginning January 1, 2022, with a true-up in the ENEC proceeding each year. On November 30, 2021, the WVPSC approved the settlement on all terms, except for the proposed effective date of the rate reduction, which was held in abeyance until further notice.

On August 27, 2021, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $19.6 million beginning January 1, 2022, which represented a 1.5% increase to the rates currently in effect. WVPSC issued an order on December 29, 2021, granting the requested $19.6 million increase in ENEC rates. Among other things, the order requires MP and PE to refund to its large industrial customers their respective portion of the $7.7 million rate reduction discussed above and also requires MP and PE to negotiate a PPA for its capacity shortfall and a reasonable reserve margin if certain conditions are met.

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE from other customers through a surcharge for any solar investment not fully subscribed by their customers. A hearing has been set for March 16, 2022. The solar generation project is expected to cost approximately $100 million and begin being in-service by the end of 2023 and finalized no later than the end of 2025.

On August 27, 2021, MP and PE filed with the WVPSC a biennial review of the vegetation management surcharge seeking a $16 million annual revenue increase. A settlement among the parties was reached on December 3, 2021 and on December 27, 2021, the WVPSC approved the settlement, which granted a $16 million increase in rates, and continued the vegetation management program and surcharge for another two years. Additionally, the WVPSC order added a provision requiring equipment inspections be performed within a reasonable time after vegetation management occurs on a circuit.

On December 17, 2021, MP and PE filed with the WVPSC for approval of environmental compliance projects at the Ft. Martin and Harrison Power Stations to comply with the EPA’s ELG and operate these plants beyond 2028. The request includes a surcharge to recover the expected $142 million capital investment and $3 million in annual operation and maintenance expense. A ruling from the WVPSC is expected in mid-summer 2022, and if approved, construction would be expected to be completed by the end of 2025. See "Environmental Matters - Clean Water Act" below, for additional details on the EPA's ELG.

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

The following table summarizes the key terms of rate orders in effect for transmission customer billings for FirstEnergy's transmission owner entities as of December 31, 2021:

Company	Rates Effective	Capital Structure	Allowed ROE
ATSI	January 1, 2015	Actual (13-month average)	10.38%
JCP&L	January 1, 2020	Actual (13-month average)	10.20%
MP	January 1, 2021(1)(2)	Actual (13-month average)(1)	11.35%(1)
PE	January 1, 2021(1)(2)	Actual (13-month average)(1)	11.35%(1)
WP	January 1, 2021(1)(2)	Actual (13-month average)(1)	11.35%(1)
MAIT	July 1, 2017	Lower of Actual (13-month average) or 60%	10.3%
TrAIL	July 1, 2008	Actual (year-end)	12.7%(TrAIL the Line & Black Oak SVC) 11.7% (All other projects)
(1) Effective on January 1, 2021, MP, PE, and WP have implemented a forward-looking formula rate, which has been accepted by FERC, subject to refund, pending further hearing and settlement procedures.
(2) See FERC Action on Tax Act below.

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

Federally enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, AE Supply, and the Transmission Companies. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to six regional entities, including RFC. All of the facilities that FirstEnergy operates are located within RFC. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations. One of the audit report findings and related recommendations state that FirstEnergy may have used an inappropriate methodology for allocation of certain costs to regulatory capital accounts under certain FERC regulations and reporting. Based on the finding and related recommendations, FirstEnergy is currently performing an analysis of these costs and how it impacted certain wholesale transmission customer rates. FirstEnergy is unable to predict or estimate the final outcome of this analysis and audit, however, it could result in refunds, with interest, to certain wholesale transmission customers and/or write-offs of previously capitalized costs if they are determined to be nonrecoverable.

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, and certain costs for transmission-related vegetation management programs. A portion of these costs would have been charged to the Ohio Companies. Additionally, ATSI proposed certain income tax-related adjustments and certain tariff changes addressing the revenue credit components of the formula rate template. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund and setting the matter for hearing and settlement proceedings. ATSI and the parties to the FERC proceeding subsequently were able to reach settlement, and on October 14, 2021, filed the settlement with FERC. As a result of the filed settlement, FirstEnergy recognized a $21 million pre-tax charge during the third quarter of 2021, which was recognized in Other Operating Expenses on the FirstEnergy Consolidated Statements of Income. This $21 million charge reflects the difference between amounts originally recorded as regulatory assets and amounts which will ultimately be recovered as a result of the pending settlement. From a segment perspective, during the third quarter of 2021, the Regulated Transmission segment recorded a pre-tax charge of $48 million and the Regulated Distribution segment recognized a $27 million reduction to a reserve previously recorded in 2010. In addition, the settlement provides for partial recovery of future incurred costs allocated to ATSI by MISO for the above-referenced transmission projects that were constructed by other MISO transmission owners, which is not expected to have a material impact on FirstEnergy or ATSI. The uncontested settlement is pending before FERC for approval.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. On November 18, 2021, FERC issued an order that: (i) accepted ATSI proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed ATSI to make a further compliance filing by January 17, 2022; and (iii) set the amount of ATSI’s recorded ADIT balances as of December 31, 2017, for hearing and settlement procedures. ATSI submitted the compliance filing, and is participating in settlement negotiations. On December 3, 2021, FERC issued an order that (i) accepted MAIT’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed MAIT to make a further compliance filing by February 1, 2022; and (iii) set the amount of MAIT’s recorded ADIT balances as of December 31, 2017 for hearing and settlement procedures. MAIT submitted the compliance filing, and is participating in settlement negotiations. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. On May 4, 2021, FERC staff requested additional information about PATH’s proposed rate base adjustment mechanism, and PATH submitted the requested information on June 3, 2021. On July 12, 2021, FERC staff requested additional information about TrAIL’s proposed rate base adjustment mechanism. TrAIL filed its response on August 6, 2021. The PATH and TrAIL compliance filings each remain pending before FERC. MP, WP and PE (as holders of a “stated” transmission rate when Order No. 864 issued) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020, and which have been accepted by FERC effective January 1, 2021, subject to refund, pending further hearing and settlement procedures, MP, WP and PE are engaged in settlement negotiations with other parties to this proceeding. JCP&L addressed these requirements as part of its transmission formula rate case, which was resolved by a settlement approved by FERC on April 15, 2021.

Transmission ROE Methodology

On May 20, 2021, in a case not involving FirstEnergy, FERC issued Opinion No. 575 in which it reiterated the nationwide ROE methodology set forth in 2020 in Opinion Nos. 569-A and 569-B. Under this methodology, FERC employs three financial models – discounted cash flow, capital-asset pricing, and risk premium – to calculate a composite zone of reasonableness. As it has done in other recent ROE cases, FERC rejected the use of the expected earnings methodology in calculating the authorized ROE. A request for clarification or, alternatively, rehearing of Opinion No. 575 was filed on June 21, 2021, and on September 9,

2021, FERC issued an order clarifying aspects of its prior opinion, but affirming the result. On July 15, 2021, FERC issued another order, addressing ROE for a generation company in New England, which applied a standard consistent with Opinion Nos. 569-A and 569-B. FERC’s Opinion Nos. 569-A and 569-B, upon which Opinion No. 575 is based, have been appealed to the D.C. Circuit. FirstEnergy is not participating in the appeal. Any changes to FERC’s transmission rate ROE and incentive policies for transmission rates would be applied on a prospective basis.

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

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to implement a forward-looking formula transmission rate, to be effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were accepted for filing by FERC on December 31, 2020, effective January 1, 2021, subject to refund, pending further hearing and settlement procedures and were consolidated into a single proceeding. MP, PE and WP, and KATCo are engaged in settlement negotiations with the other parties to the formula rate proceedings. KATCo will be included in the Regulated Transmission reportable segment.

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

In September 2016, the U.S. joined in adopting the agreement reached on December 12, 2015, at the United Nations Framework Convention on Climate Change meetings in Paris to reduce GHGs. The Paris Agreement’s non-binding obligations to limit global warming to below two degrees Celsius became effective on November 4, 2016. On June 1, 2017, the Trump Administration announced that the U.S. would cease all participation in the Paris Agreement. On January 20, 2021, President Biden signed an executive order re-adopting the agreement on behalf of the U.S. In November 2020, FirstEnergy published its Climate Story which includes its climate position and strategy, as well as a new comprehensive and ambitious GHG emission goal. FirstEnergy pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in GHGs within FirstEnergy’s direct operational control by 2030, based on 2019 levels. Future resource plans to achieve carbon reductions, including any determination of retirement dates of the regulated coal-fired generation, will be developed by working collaboratively with regulators in West Virginia. Determination of the useful life of the regulated coal-fired generation could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s and/or MP’s financial condition, results of operations, and cash flow. Furthermore, FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. The D.C. Circuit decision is subject to legal challenge. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal CWA and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. The EPA is reconsidering the ELG rule with a publicly announced target of issuing a proposed revised rule in the Fall of 2022 and a final rule by the Spring of 2023. In the interim, the rule issued on August 31, 2020, remains in effect. Depending on the outcome of appeals and how final rules are ultimately implemented, the compliance with these standards, could require additional capital expenditures or changes in operations at Ft. Martin and Harrison power stations from what was filed with the WVPSC in December 2021 that seeks approval of environmental compliance projects to comply with the EPA’s ELG.

After the completion of a negotiated settlement, a complaint was filed by the EPA and PA DEP on January 10, 2022 in Federal District Court for the Western District of Pennsylvania, alleging, among other things, that WP violated the CWA in connection with past boron exceedances at WP’s Springdale and Mingo landfills. On January 11, 2022, WP entered into a consent decree with the EPA and PA DEP resolving the matters addressed in the complaint, which, among other things, requires a civil penalty of $610 thousand. The consent decree is subject to final approval by the District Court pending public comment.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule also allows for an extension of the closure deadline based on meeting proscribed site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the closure date of McElroy's Run CCR impoundment facility until 2024, which request is pending technical review by the EPA. AE Supply continues to operate McElroy’s Run as a disposal facility for FG’s Pleasants Power Station.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of December 31, 2021, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $105 million have been accrued through December 31, 2021, of which, approximately $70 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

In addition to the subpoenas referenced above under “—United States v. Larry Householder, et. al.” and the SEC investigation, certain FE stockholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, and the complaints in each of these suits is related to allegations in the complaint and supporting affidavit relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. The plaintiffs in each of the below cases seek, among other things, to recover an unspecified amount of damages (unless otherwise noted). Unless otherwise indicated, no contingency has been reflected in FirstEnergy’s consolidated financial statements with respect to these lawsuits as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

•In re FirstEnergy Corp. Securities Litigation (Federal District Court, S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
•MFS Series Trust I, et al. v. FirstEnergy Corp., et al. (Federal District Court, S.D. Ohio) on December 17, 2021, purported stockholders of FE filed a complaint against FE, certain current and former officers, and certain current and former officers of EH. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions regarding FE’s business and its results of operations, and seeks the same relief as the In re FirstEnergy Corp. Securities Litigation described above. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH, all actions have been consolidated); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE (the OAG also named FES as a defendant), each alleging civil violations of the Ohio Corrupt Activity Act in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero and no additional customer bills will include new decoupling rider charges after February 8, 2021. The cases are stayed pending final resolution of the United States v. Larry Householder, et al. criminal proceeding described above, although on August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy. On November 9, 2021, the OAG filed a motion to lift the agreed-upon stay, which FE opposed on November 19, 2021; the motion remains pending. On December 2, 2021, the cities and FE entered a stipulated dismissal with prejudice of the cities’ suit.
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio, all actions have been consolidated); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FE filed putative class action lawsuits against FE and FESC, as well as certain current and former FE officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. The court denied FE’s motions to dismiss and stay discovery on February 10 and 11, 2021, respectively, and the defendants submitted answers to the complaint on March 10, 2021. The plaintiffs moved to certify the case as a class action on June 28, 2021, and moved for leave to amend the complaint to add FES as a defendant on September 27, 2021. The court granted the motion to amend on November 10, 2021. On

November 9, 2021, the court issued an order granting Plaintiffs' motion for class certification, but vacated that order on November 19, 2021, to allow defendants to take the named plaintiffs’ depositions and to file an opposition to the motion, which they filed on December 14, 2021. On November 19, 2021, FE and FESC moved for judgment on the pleadings. One of the individual defendants moved to dismiss the amended complaint on November 24, 2021. On December 28, 2021, the parties jointly moved the court to stay consideration of the pending motions for class certification, to dismiss, and for judgment on the pleadings for 45 days. The court granted the motion on December 29, 2021, and the cases are currently stayed. FE is engaged with the parties in settlement discussions, and believes that it is probable that it will incur a loss in connection with the resolution of these lawsuits. As a result, FirstEnergy recognized in the fourth quarter of 2021 a pre-tax reserve of $37.5 million in the aggregate with respect to these lawsuits and the Emmons lawsuit below.
•Emmons v. FirstEnergy Corp. et al. (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, the Ohio Companies, along with FES, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices. On October 1, 2020, plaintiffs filed a First Amended Complaint, adding as a plaintiff a purported customer of FirstEnergy and alleging a civil violation of the Ohio Corrupt Activity Act and civil conspiracy against FE, FESC and FES. On May 4, 2021, the court granted the defendants’ motion to dismiss plaintiffs’ breach of contract claims and denied the remainder of the motions to dismiss. The defendants submitted answers to the complaint on June 1, 2021. Discovery is proceeding. On December 30, 2021, the plaintiff filed a Second Amended Complaint removing one of the named plaintiffs and updating the class definition. FE is engaged with the parties in settlement discussions, and believes that it is probable that it will incur a loss in connection with the resolution of these lawsuits. As a result, FirstEnergy recognized in the fourth quarter of 2021 a pre-tax reserve of $37.5 million in the aggregate with respect to this lawsuit and the lawsuits above consolidated with Smith in the S.D. Ohio alleging, among other things, civil violations of the Racketeer Influenced and Corrupt Organizations Act.

On February 9, 2022, FE, acting through the SLC, agreed to a settlement term sheet to resolve the following shareholder derivative lawsuits relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder that were filed in the S.D. Ohio, the N.D. Ohio, and the Ohio Court of Common Pleas, Summit County:

•Gendrich v. Anderson, et al. and Sloan v. Anderson, et al. (Common Pleas Court, Summit County, OH, all actions have been consolidated); on July 26, 2020 and July 31, 2020, respectively, purported stockholders of FE filed shareholder derivative action lawsuits against certain FE directors and officers, alleging, among other things, breaches of fiduciary duty.
•Miller v. Anderson, et al. (Federal District Court, N.D. Ohio); Bloom, et al. v. Anderson, et al.; Employees Retirement System of the City of St. Louis v. Jones, et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Anderson et al.; Massachusetts Laborers Pension Fund v. Anderson et al.; The City of Philadelphia Board of Pensions and Retirement v. Anderson et al.; Atherton v. Dowling et al.; Behar v. Anderson, et al. (Federal District Court, S.D. Ohio, all actions have been consolidated); beginning on August 7, 2020, purported stockholders of FE filed shareholder derivative actions alleging the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Exchange Act.

The proposed settlement, which is subject to court approval, will fully resolve the shareholder derivative lawsuits above and stipulates a series of corporate governance enhancements, that is expected to result in the following:

•Six members of the FE Board, Messrs. Michael J. Anderson, Donald T. Misheff, Thomas N. Mitchell, Christopher D. Pappas and Luis A. Reyes, and Ms. Julia L. Johnson will not stand for re-election at FE’s 2022 annual shareholder meeting;
•A special FE Board committee of at least three recently appointed independent directors will be formed to initiate a review process of the current senior executive team, to begin within 30 days of the 2022 annual shareholder meeting;
•The FE Board will oversee FE’s lobbying and political activities, including periodically reviewing and approving political and lobbying action plans prepared by management;
•The FE Board will form another committee of recently appointed independent directors to oversee the implementation and third-party audits of the FE Board-approved action plans with respect to political and lobbying activities;
•FE will implement enhanced disclosure to shareholders of political and lobbying activities, including enhanced disclosure in its annual proxy statement; and
•FE will further align financial incentives of senior executives to proactive compliance with legal and ethical obligations.

The settlement also includes a payment to FirstEnergy of $180 million, to be paid by insurance after court approval, less any court-ordered attorney’s fees awarded to plaintiffs.

In letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing non-public audit being conducted by FERC's Division of Audits and Accounting. While no contingency has been reflected in the consolidated financial statements, FirstEnergy believes that it is probable that it will incur a loss in connection with the resolution of the FERC investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, FirstEnergy cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the FERC investigation.

The outcome of any of these lawsuits, governmental investigations and audit is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ reputation, business, financial condition, results of operations, liquidity, and cash flows.

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

Loss Contingencies

FirstEnergy is involved in a number of investigations, litigation, regulatory audits, arbitration, mediation, and similar proceedings, including those surrounding HB 6. FirstEnergy regularly assesses its liabilities and contingencies in connection with asserted or potential matters and establishes reserves when appropriate. In the preparation of the financial statements, FirstEnergy makes judgments regarding the future outcome of contingent events based on currently available information and accrues liabilities when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where FirstEnergy determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss if such estimate can be made. Circumstances change over time and actual results may vary significantly from estimates. See Note 12, “Regulatory Matters” and Note 13, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements for additional information.

Revenue Recognition

The accounting treatment for revenue recognition is based on the nature of the underlying transaction and applicable authoritative guidance. FirstEnergy accounts for revenues from contracts with customers under ASC 606, “Revenue from Contracts with Customers.” Revenue from leases, financial instruments, other contractual rights or obligations and other revenues that are not from contracts with customers are outside the scope of the standard and accounted for under other existing GAAP.

Contracts with Customers

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

The Transmission Companies revenues are primarily derived from forward-looking formula rates. Forward-looking formula rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual costs. Revenues and cash receipts for the stand-ready obligation of providing transmission service are recognized ratably over time.

FirstEnergy has elected the optional invoice practical expedient for most of its revenues and utilizes the optional short-term contract exemption for transmission revenues due to the annual establishment of revenue requirements, which eliminates the need to provide certain revenue disclosures regarding unsatisfied performance obligations. See Note 2, "Revenue," of the Notes to Consolidated Financial Statements for additional information.

Regulatory Accounting

FirstEnergy’s Regulated Distribution and Regulated Transmission segments are subject to regulation that sets the prices (rates) the Utilities and the Transmission Companies are permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows.

FirstEnergy reviews the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, FirstEnergy will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. If recovery of a regulatory asset is no longer probable, FirstEnergy will write off that regulatory asset as a charge against earnings. FirstEnergy considers the entire regulatory asset balance as the unit of account for the purposes of balance sheet classification rather than the next years recovery and as such net regulatory assets and liabilities are presented in the non-current section on the FirstEnergy Consolidated Balance Sheets. See Note 12, "Regulatory Matters," of the Notes to Consolidated Financial Statements for additional information.

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

FirstEnergy pension and OPEB obligations are based on various assumptions in calculating these amounts. These assumptions include discount rates, health care cost trend rates, expected return on plan assets, compensation increases, retirement rates, mortality rates, among others. Actual results that differ from the assumptions and changes in assumptions affect future expenses and obligations.

Discount Rate - In selecting an assumed discount rate, FirstEnergy considers currently available rates of return on high-quality fixed income investments expected to be available during the period to maturity of the pension and OPEB obligations. FirstEnergy utilizes a full yield curve approach in the estimation of the service and interest components of net periodic benefit costs for pension and other postretirement benefits by applying specific spot rates along the full yield curve to the relevant projected cash flows.

Expected Return on Plan Assets - The expected return on pension and OPEB assets is based on input from investment consultants, including the trusts’ asset allocation targets and the historical performance of risk-based and fixed income securities. The gains or losses generated as a result of the difference between expected and actual returns on plan assets is recognized as a pension and OPEB mark-to-market adjustment in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement. The expected return on plan assets for 2022 is 7.50%.

Mortality Rates - The mortality assumption is composed of a base table that represents the current expectation of life expectancy of the population adjusted by an improvement scale that attempts to anticipate future improvements in life expectancy. The Pri-2012 mortality table with projection scale MP-2021, actuarially adjusted to reflect increased mortality rates due to COVID-19 based on mortality experience reported by the Center for Disease and Control Prevention in 2020 and 2021, was utilized to determine the 2021 benefit cost and obligation as of December 31, 2021, for FirstEnergy's pension and OPEB plans. The MP-2021 scale was published in 2021 by the Society of Actuaries.

Health Care Trend Rates - In determining trend rate assumptions, included are the specific provisions of FirstEnergy’s health care plans, the demographics and utilization rates of plan participants, actual cost increases experienced in FirstEnergy’s health care plans, and projections of future medical trend rates.

Net Periodic Benefit Costs - In addition to service costs, interest on obligations, expected return on plan assets, and prior service costs, FirstEnergy recognizes in net periodic benefit costs a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement.

The following table reflects the portion of pension and OPEB costs that were charged to expense, including any pension and OPEB mark-to-market adjustments, in the three years ended December 31, 2021, 2020, and 2019:

Net Periodic Benefit Costs (Credits)	2021	2020	2019
	(In millions)
Pension	$(582)	$254	$622
OPEB	(170)	(47)	(21)
Total	$(752)	$207	$601

The annual pension and OPEB mark-to-market adjustments, (gains) or losses, for the years ended December 31, 2021, 2020, and 2019 were $(382) million, $477 million, and $676 million, respectively.

FirstEnergy expects its 2022 pre-tax net periodic benefit credit including amounts capitalized (excluding mark-to-market adjustments) to be approximately $233 million based upon the following assumptions:

Assumptions	Pension	OPEB
Service cost weighted-average discount rate	3.28%	3.41%
Interest cost weighted-average discount rate	2.44%	2.18%
Expected return on plan assets	7.50%	7.50%

The approximate effects on 2022 pension and OPEB net periodic benefit costs and the 2021 benefit obligation from changes in key assumptions are as follows:

Approximate Effect on 2022 Net Periodic Benefit Costs from Changes in Key Assumptions

Assumption	Change	Pension	OPEB	Total
		(In millions)
Discount rate	Change by 0.25%	$370	$13	$383
Expected return on plan assets	Change by 0.25%	$22	$1	$23
Health care trend rate	Change by 1.0%	N/A	$10	$10
Approximate Effect on 2021 Benefit Obligation from Changes in Key Assumptions

Assumption	Change	Pension	OPEB	Total
		(In millions)
Discount rate	Change by 0.25%	$375	$14	$389
Health care trend rate	Change by 1.0%	N/A	$11	$11

See Note 4, "Pension and Other Postemployment Benefits," of the Notes to Consolidated Financial Statements for additional information.

Income Taxes

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities such as the interpretation of tax laws and associated regulations. FirstEnergy is required to make judgments regarding the potential tax effects of various transactions and results of operations in order to estimate its obligations to taxing authorities.

Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. FirstEnergy records income taxes in accordance with the liability method of accounting. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for tax purposes. Investment tax credits, which were deferred when utilized, are being amortized over the recovery period of the related property. Deferred income tax liabilities related to temporary tax and accounting basis differences and tax credit carryforward items are recognized at the statutory income tax rates in effect when the liabilities are expected to be paid. Deferred tax assets are recognized based on income tax rates expected to be in effect when they are settled.

Actual income taxes could vary from estimated amounts due to the future impacts of various items, including future changes in income tax laws, forecasted results of operations, failure to successfully implement tax planning strategies, as well as results of audits and examinations of filed tax returns by taxing authorities.

See Note 6, "Taxes," of the Notes to Consolidated Financial Statements for additional information on income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1, "Organization and Basis of Presentation," of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A relating to market risk is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FirstEnergy required in this item are set forth beginning on page 71.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of FirstEnergy Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FirstEnergy Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Rate Regulation

As described in Note 1 to the consolidated financial statements, the Company’s Regulated Distribution and Regulated Transmission segments are subject to regulation that sets the prices (rates) the Company is permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows. Management reviews the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. As of December 31, 2021, there were $71 million of regulatory assets and $2,124 million of regulatory liabilities.

The principal considerations for our determination that performing procedures relating to management’s accounting for the effects of rate regulation is a critical audit matter are the significant audit effort in assessing the impact of regulation on accounting for regulatory assets and liabilities and in evaluating the complex audit evidence related to whether the regulatory assets will be recovered and liabilities settled.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accounting for regulatory matters, including controls over the evaluation of the recoverability and settlement of existing regulatory assets and liabilities. These procedures also included, among others, obtaining the Company’s correspondence with regulators, evaluating the reasonableness of management’s assessment regarding regulatory guidance, proceedings, and legislation and the related accounting implications, and calculating regulatory assets and liabilities based on provisions outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2022

We have served as the Company’s auditor since 2002.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In millions, except per share amounts)	2021	2020	2019

REVENUES:
Distribution services and retail generation	$9,009	$8,688	$8,720
Transmission	1,608	1,613	1,510
Other	515	489	805
Total revenues(1)	11,132	10,790	11,035

OPERATING EXPENSES:
Fuel	481	369	497
Purchased power	2,964	2,701	2,927
Other operating expenses	3,196	3,291	2,952
Provision for depreciation	1,302	1,274	1,220
Amortization (deferral) of regulatory assets, net	269	(53)	(79)
General taxes	1,073	1,046	1,008
DPA penalty (Note 13)	230	—	—
Gain on sale of Yards Creek (Note 12)	(109)	—	—
Total operating expenses	9,406	8,628	8,525

OPERATING INCOME	1,726	2,162	2,510

OTHER INCOME (EXPENSE):
Miscellaneous income, net	517	432	243
Pension and OPEB mark-to-market adjustment	382	(477)	(674)
Interest expense	(1,141)	(1,065)	(1,033)
Capitalized financing costs	75	77	71
Total other expense	(167)	(1,033)	(1,393)

INCOME BEFORE INCOME TAXES	1,559	1,129	1,117

INCOME TAXES	320	126	213

INCOME FROM CONTINUING OPERATIONS	1,239	1,003	904

Discontinued operations (Note 14)(2)	44	76	8

NET INCOME	$1,283	$1,079	$912

INCOME ALLOCATED TO PREFERRED STOCKHOLDERS (Note 1)	—	—	4

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,283	$1,079	$908

EARNINGS PER SHARE OF COMMON STOCK:
Basic - Continuing Operations	$2.27	$1.85	$1.69
Basic - Discontinued Operations	0.08	0.14	0.01
Basic - Net Income Attributable to Common Stockholders	$2.35	$1.99	$1.70

Diluted - Continuing Operations	$2.27	$1.85	$1.67
Diluted - Discontinued Operations	0.08	0.14	0.01
Diluted - Net Income Attributable to Common Stockholders	$2.35	$1.99	$1.68

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	545	542	535
Diluted	546	543	542

(1) Includes excise and gross receipts tax collections of $374 million, $362 million and $373 million in 2021, 2020 and 2019, respectively.

(2) Net of income tax benefit of $48 million, $59 million, and $5 million in 2021, 2020 and 2019, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In millions)	2021	2020	2019

NET INCOME	$1,283	$1,079	$912

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(14)	(34)	(31)
Amortized losses on derivative hedges	1	1	2
Other comprehensive loss	(13)	(33)	(29)
Income tax benefits on other comprehensive loss	(3)	(8)	(8)
Other comprehensive loss, net of tax	(10)	(25)	(21)

COMPREHENSIVE INCOME	$1,273	$1,054	$891
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,462	$1,734
Restricted cash	49	67
Receivables-
Customers	1,192	1,367
Less — Allowance for uncollectible customer receivables	159	164
	1,033	1,203
Other, net of allowance for uncollectible accounts of $10 in 2021 and $26 in 2020	246	236
Materials and supplies, at average cost	260	317
Prepaid taxes and other	187	157
	3,237	3,714
PROPERTY, PLANT AND EQUIPMENT:
In service	46,002	43,654
Less — Accumulated provision for depreciation	12,672	11,938
	33,330	31,716
Construction work in progress	1,414	1,578
	34,744	33,294

PROPERTY, PLANT AND EQUIPMENT, NET - HELD FOR SALE (NOTE 13)	—	45

INVESTMENTS AND OTHER NONCURRENT ASSETS
Goodwill	5,618	5,618
Investments (Note 8)	655	605
Regulatory assets	71	82
Other	1,107	1,106
	7,451	7,411
	$45,432	$44,464
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$1,606	$146
Short-term borrowings	—	2,200
Accounts payable	943	827
Accrued interest	283	282
Accrued taxes	647	640
Accrued compensation and benefits	313	349
Dividends payable (Note 9)	222	212
Other	402	348
	4,416	5,004
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 570,261,104 and 543,117,533 shares outstanding as of December 31, 2021 and 2020, respectively	57	54
Other paid-in capital	10,238	10,076
Accumulated other comprehensive loss	(15)	(5)
Accumulated deficit	(1,605)	(2,888)
Total stockholders' equity	8,675	7,237
Long-term debt and other long-term obligations	22,248	22,131
	30,923	29,368
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	3,437	3,095
Retirement benefits	2,669	3,345
Regulatory liabilities	2,124	1,826
Other	1,863	1,826
	10,093	10,092
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 13)
	$45,432	$44,464
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders' Equity
(In millions)	Shares	Amount	Shares	Amount
Balance, January 1, 2019	0.7	$71	512	$51	$11,530	$41	$(4,879)	6,814
Net income							912	912
Other comprehensive loss, net of tax						(21)		(21)
Stock-based compensation					41			41
Cash dividends declared on common stock					(824)			(824)
Cash dividends declared on preferred stock					(3)			(3)
Stock Investment Plan and certain share-based benefit plans			3	—	56			56
Conversion of Series A Convertible Stock	(0.7)	(71)	26	3	68			—
Balance, December 31, 2019	—	—	541	54	10,868	20	(3,967)	6,975
Net income							1,079	1,079
Other comprehensive loss, net of tax						(25)		(25)
Stock-based compensation					26			26
Cash dividends declared on common stock					(846)			(846)
Stock Investment Plan and certain share-based benefit plans			2	—	28			28
Balance, December 31, 2020	—	—	543	54	10,076	(5)	(2,888)	7,237
Net income							1,283	1,283
Other comprehensive loss, net of tax						(10)		(10)
Stock-based compensation					26			26
Cash dividends declared on common stock					(859)			(859)
Common Stock issuance (Note 9)			26	3	971			974
Share-based benefit plans			1		24			24
Balance, December 31, 2021	—	$—	570	$57	$10,238	$(15)	$(1,605)	$8,675
Dividends declared for each share of common stock and as-converted share of preferred stock (applicable to 2019) were $1.56 during 2021 and 2020, as well as $1.53 during 2019.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,283	$1,079	$912
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	1,601	1,199	1,217
Retirement benefits, net of payments	(417)	(301)	(108)
Pension and OPEB mark-to-market adjustment	(382)	477	676
Deferred income taxes and investment tax credits, net	297	113	252
Asset removal costs charged to income	—	36	28
Transmission revenue collections, net	182	(32)	(55)
Gain on sale of Yards Creek	(109)	—	—
Pension trust contributions	—	—	(500)
Settlement agreement and tax sharing payments to the FES Debtors	—	(978)	—
Gain on disposal, net of tax (Note 14)	(47)	(76)	(59)
Changes in current assets and liabilities-
Receivables	160	(129)	271
Materials and supplies	57	(32)	(37)
Prepaid taxes and other	18	6	10
Accounts payable	117	(138)	(49)
Accrued taxes	7	159	12
Accrued interest	—	33	6
Accrued compensation and benefits	(36)	97	(60)
Other current liabilities	(16)	(16)	(21)
Cash collateral, net	31	(12)	(10)
Other	65	(62)	(18)
Net cash provided from operating activities	2,811	1,423	2,467

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	2,100	3,425	2,300
Short-term borrowings, net	—	1,200	—
Common stock issuance	1,000	—	—
Redemptions and repayments-
Long-term debt	(532)	(1,114)	(789)
Short-term borrowings, net	(2,200)	—	—
Preferred stock dividend payments	—	—	(6)
Common stock dividend payments	(849)	(845)	(814)
Other	(61)	(59)	(35)
Net cash provided from (used for) financing activities	(542)	2,607	656

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(2,445)	(2,657)	(2,665)
Proceeds from sale of Yards Creek	155	—	—
Sales of investment securities held in trusts	48	186	1,637
Purchases of investment securities held in trusts	(59)	(208)	(1,675)
Asset removal costs	(226)	(224)	(217)
Other	(32)	(5)	47
Net cash used for investing activities	(2,559)	(2,908)	(2,873)

Net change in cash, cash equivalents and restricted cash	(290)	1,122	250
Cash, cash equivalents, and restricted cash at beginning of period	1,801	679	429
Cash, cash equivalents, and restricted cash at end of period	$1,511	$1,801	$679

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year-
Interest (net of amounts capitalized)	$1,085	$970	$960
Income taxes, net of refunds	$(7)	$6	$12

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

FE does not bill directly or allocate any of its costs to any subsidiary company. Costs are charged to FE's subsidiaries for services received from FESC either through direct billing or through an allocation process. Allocated costs are for services that are provided on behalf of more than one company, or costs that cannot be precisely identified and are allocated using formulas developed by FESC. Intercompany transactions are generally settled under commercial terms within thirty days.

FE and its subsidiaries are principally involved in the transmission, distribution, and generation of electricity. FirstEnergy’s ten utility operating companies comprise one of the nation’s largest investor-owned electric systems, based on serving over six million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include over 24,000 miles of transmission lines and two regional transmission operation centers. AGC and MP control 3,580 MWs of total capacity.
PN, as lessee of the property of its subsidiary, the Waverly Electric Light & Power Company, serves approximately 4,000 customers in the Waverly, New York vicinity. On February 10, 2021, PN entered into an agreement to transfer its customers and the related assets in Waverly, New York to Tri-County Rural Electric Cooperative; the completion of such transfer is subject to several closing conditions including regulatory approval, which are ongoing, but is expected to have an immaterial impact to FirstEnergy's financial statements.
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

COVID-19

FirstEnergy is continuously evaluating the global COVID-19 pandemic and taking steps to mitigate known risks. FirstEnergy is actively monitoring the continued impact COVID-19 is having on its customers’ receivable balances, which include increasing arrears balances since the pandemic began. FirstEnergy has incurred, and it is expected to incur for the foreseeable future, COVID-19 pandemic related expenses. COVID-19 related expenses consist of additional costs that FirstEnergy is incurring to protect its employees, contractors and customers, and to support social distancing requirements. These costs include, but are not limited to, new or added benefits provided to employees, the purchase of additional personal protection equipment and disinfecting supplies, additional facility cleaning services, COVID-19 test kits, initiated programs and communications to customers on utility response, and increased technology expenses to support remote working, where possible. The full impact on FirstEnergy’s business from the COVID-19 pandemic, including the governmental and regulatory responses, is unknown at this time and difficult to predict. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees, contractors and customers is its first priority. FirstEnergy is continuously monitoring its supply chain and is working closely with essential vendors to understand the continued impact the COVID-19 pandemic is having on its business; however, FirstEnergy does not currently expect disruptions in its ability to deliver service to customers or any material impact on its capital investment spending plan.

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

Sale of Minority Interest in FirstEnergy Transmission, LLC

On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA, with Brookfield and Brookfield Guarantors, pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. KATCo, which is currently a subsidiary of FET, will become a wholly owned subsidiary of FE prior to the closing of the transaction and will remain in the Regulated Transmission segment. The transaction is subject to customary closing conditions, including approval from the FERC and review by the CFIUS. On January 5, 2022, the parties to this transaction submitted to FERC an application requesting approval of the transaction no later than April 30, 2022, and on February 10, 2022, the parties filed answers in the FERC docket to certain protests that were filed on January 26, 2022.

Pursuant to the terms of the FET P&SA, in connection with the closing, Brookfield, FET and FirstEnergy Corp will enter into the FET LLC Agreement. The FET LLC Agreement, among other things, provides for the governance, exit, capital and distribution, and other arrangements for FET from and following the closing. Under the FET LLC Agreement, Brookfield will be entitled to appoint a number of directors to the FET Board, in approximate proportion to Brookfield’s ownership percentage in FET (rounded to the next whole number). Upon the closing, the FET Board will consist of five directors, one appointed by Brookfield and four appointed by FE. The FET LLC Agreement contains certain investor protections, including, among other things, requiring Brookfield's approval for FET and its subsidiaries to take certain major actions. Under the terms of the FET LLC Agreement, for so long as Brookfield holds a 9.9% interest in FET, Brookfield’s consent is required for FET or any of its subsidiaries to incur indebtedness (other than the refinancing of existing indebtedness on commercially reasonable terms reflecting then-current credit market conditions) that would reasonably be expected to result in the FET’s consolidated Debt-to-Capital Ratio (as defined in the FET LLC Agreement) equaling or exceeding (i) prior to the fifth anniversary of the effective date, 65%, and (ii) thereafter, 70%.
ACCOUNTING FOR THE EFFECTS OF REGULATION

FirstEnergy’s Regulated Distribution and Regulated Transmission segments are subject to regulation that sets the prices (rates) the Utilities and the Transmission Companies are permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows.

FirstEnergy reviews the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, FirstEnergy will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. If recovery of a regulatory asset is no longer probable, FirstEnergy will write off that regulatory asset as a charge against earnings. FirstEnergy considers the entire regulatory asset balance as the unit of account for the purposes of balance sheet classification rather than the next years recovery and as such net regulatory assets and liabilities are presented in the non-current section on the FirstEnergy Consolidated Balance Sheets. See Note 12, "Regulatory Matters," of the Notes to Consolidated Financial Statements for additional information.

The following table provides information about the composition of net regulatory assets and liabilities as of December 31, 2021 and 2020, and the changes during the year ended December 31, 2021:

	As of December 31,
Net Regulatory Assets (Liabilities) by Source	2021	2020	Change
	(In millions)
Customer payables for future income taxes	$(2,345)	$(2,369)	$24
Spent nuclear fuel disposal costs	(101)	(102)	1
Asset removal costs	(646)	(721)	75
Deferred transmission costs	(3)	319	(322)
Deferred generation costs	118	17	101
Deferred distribution costs	49	79	(30)
Contract valuations	7	41	(34)
Storm-related costs	660	748	(88)
Uncollectible and COVID-19 related costs	56	97	(41)
Energy efficiency program costs	47	42	5
New Jersey societal benefit costs	109	112	(3)
Regulatory transition costs	(18)	(20)	2
Vegetation management	33	22	11
Other	(19)	(9)	(10)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(2,053)	$(1,744)	$(309)

The following table provides information about the composition of net regulatory assets that do not earn a current return as of December 31, 2021 and 2020, of which approximately $228 million and $195 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a	As of December 31,
Current Return	2021	2020	Change
		(in millions)
Deferred transmission costs	$13	$17	$(4)
Deferred generation costs	50	5	45
Storm-related costs	549	654	(105)
COVID-19 related costs	65	66	(1)
Regulatory transition costs	13	16	(3)
Vegetation management	31	22	9
Other	11	9	2
Regulatory Assets Not Earning a Current Return	$732	$789	$(57)
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

During 2019, EPS was computed using the two-class method required for participating securities. The convertible preferred stock issued in January 2018 were considered participating securities since the shares participated in dividends on common stock on an “as-converted” basis. All convertible preferred stock outstanding was converted to common stock during 2019.

The two-class method uses an earnings allocation formula that treats participating securities as having rights to earnings that otherwise would have been available only to common stockholders. Under the two-class method, net income attributable to common stockholders is derived by subtracting the following from income from continuing operations:
•preferred stock dividends;
•deemed dividends for the amortization of the beneficial conversion feature recognized at issuance of the preferred stock (if any); and
•an allocation of undistributed earnings between the common stock and the participating securities (convertible preferred stock) based on their respective rights to receive dividends.

Net losses were not allocated to the convertible preferred stock as they did not have a contractual obligation to share in the losses of FirstEnergy. FirstEnergy allocated undistributed earnings based upon income from continuing operations.

Diluted EPS reflects the dilutive effect of potential common shares from share-based awards and convertible shares of preferred stock. The dilutive effect of outstanding share-based awards was computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of the award would be used to purchase common stock at the average market price for the period. The dilutive effect of the convertible preferred stock in 2019 was computed using the if-converted method, which assumes conversion of the convertible preferred stock at the beginning of the period, giving income recognition for the add-back of the preferred stock dividends and undistributed earnings allocated to preferred stockholders.

	For the Years Ended December 31,
Reconciliation of Basic and Diluted EPS of Common Stock	2021	2020	2019
(In millions, except per share amounts)
EPS of Common Stock
Income from continuing operations	$1,239	$1,003	$904
Less: Preferred dividends	N/A	N/A	(3)
Less: Undistributed earnings allocated to preferred stockholders	N/A	N/A	(1)
Income from continuing operations available to common stockholders	1,239	1,003	900
Discontinued operations, net of tax	44	76	8
Less: Undistributed earnings allocated to preferred stockholders	N/A	N/A	—
Income from discontinued operations available to common stockholders	44	76	8

Income attributable to common stockholders, basic	$1,283	$1,079	$908

Income allocated to preferred stockholders, preferred dilutive	N/A	N/A	4

Income attributable to common stockholders, dilutive	$1,283	$1,079	$912

Share Count information:
Weighted average number of basic shares outstanding	545	542	535
Assumed exercise of dilutive share based awards	1	1	3
Assumed conversion of preferred stock	N/A	N/A	4
Weighted average number of diluted shares outstanding	546	543	542

Income attributable to common stockholders, per common share:
Income from continuing operations, basic	$2.27	$1.85	$1.69
Discontinued operations, basic	0.08	0.14	0.01
Income attributable to common stockholders, basic	$2.35	$1.99	$1.70

Income from continuing operations, diluted	$2.27	$1.85	$1.67
Discontinued operations, diluted	0.08	0.14	0.01
Income attributable to common stockholders, diluted	$2.35	$1.99	$1.68

For the years ended December 31, 2021, 2020 and 2019 there were no material amount of shares excluded from the calculation of diluted shares outstanding, as their inclusion would be antidilutive.
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

As of July 31, 2021, FirstEnergy performed a qualitative assessment of the Regulated Distribution and Regulated Transmission reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment included: growth rates, interest rates, expected investments, utility sector market performance, regulatory and legal developments, and other market considerations. It was determined that the fair values of these reporting units were, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.

FirstEnergy's reporting units are consistent with its reportable segments and consist of Regulated Distribution and Regulated Transmission. The following table presents goodwill by reporting unit as of December 31, 2021:

(In millions)	Regulated Distribution	Regulated Transmission	Consolidated
Goodwill	$5,004	$614	$5,618

INVENTORY

Materials and supplies inventory includes fuel inventory and the distribution, transmission and generation plant materials, net of reserve for excess and obsolete inventory. Materials charged to inventory are at weighted average cost when purchased and expensed or capitalized, as appropriate, when used or installed. Fuel inventory is accounted for at weighted average cost when purchased and recorded to fuel expense when consumed.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment reflects original cost (net of any impairments recognized), including payroll and related costs such as taxes, employee benefits, administrative and general costs, and financing costs incurred to place the assets in service. The costs of normal maintenance, repairs and minor replacements are expensed as incurred. FirstEnergy recognizes liabilities for planned major maintenance projects as they are incurred. Property, plant and equipment balances by segment as of December 31, 2021 and 2020, were as follows:

	December 31, 2021
Property, Plant and Equipment	In Service(1)	Accum. Depr.	Net Plant	CWIP	Total
	(In millions)
Regulated Distribution	$31,154	$(9,284)	$21,870	$774	$22,644
Regulated Transmission	13,744	(2,789)	10,955	580	11,535
Corporate/Other	1,104	(599)	505	60	565
Total	$46,002	$(12,672)	$33,330	$1,414	$34,744

	December 31, 2020
Property, Plant and Equipment	In Service(1)	Accum. Depr.	Net Plant	CWIP	Total
	(In millions)
Regulated Distribution	$29,775	$(8,800)	$20,975	$841	$21,816
Regulated Transmission	12,912	(2,609)	10,303	671	10,974
Corporate/Other	1,039	(556)	483	66	549
Total	$43,726	$(11,965)	$31,761	$1,578	$33,339
(1) Includes finance leases of $143 million and $153 million as of December 31, 2021 and 2020, respectively.

Regulated Distribution has approximately $2.1 billion of total regulated generation property, plant and equipment as of December 31, 2021. Included within the Regulated Distribution segment is $45 million of assets classified as held for sale as of December 31, 2020 associated with the asset purchase agreement with Yards Creek; see Note 12, "Regulatory Matters," for additional information.

FirstEnergy provides for depreciation on a straight-line basis at various rates over the estimated lives of property included in plant in service. The respective annual composite depreciation rates for FirstEnergy were approximately 2.7% in each 2021, 2020 and 2019.

For the years ended December 31, 2021, 2020 and 2019, capitalized financing costs on FirstEnergy's Consolidated Statements of Income include $48 million, $49 million and $45 million, respectively, of allowance for equity funds used during construction and $27 million, $28 million and $26 million, respectively, of capitalized interest.

Jointly Owned Plants

FE, through its subsidiary, AGC, owns an undivided 16.25% interest (487 MWs) in the 3,003 MW Bath County pumped-storage, hydroelectric station in Virginia, operated by the 60% owner, VEPCO, a non-affiliated utility. Total property, plant and equipment includes $153 million representing AGC's share in this facility as of December 31, 2021. AGC is obligated to pay its share of the costs of this jointly owned facility in the same proportion as its ownership interests using its own financing. AGC's share of direct expenses of the joint plant is included in operating expenses on FirstEnergy's Consolidated Statements of Income. AGC provides the generation capacity from this facility to its owner, MP.

Asset Retirement Obligations

FirstEnergy recognizes an ARO for its legal obligation to perform asset retirement activities associated with its long-lived assets. The ARO liability represents an estimate of the fair value of FirstEnergy's current obligation such that the ARO is accreted monthly to reflect the time value of money.

A fair value measurement inherently involves uncertainty in the amount and timing of settlement of the liability. FirstEnergy uses an expected cash flow approach to measure the fair value of the remediation AROs, considering the expected timing of settlement of the ARO based on the expected economic useful life of associated asset and/or regulatory requirements. The fair value of an ARO is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying value of the long-lived asset and are depreciated over the life of the related asset. In certain circumstances, FirstEnergy has recovery of asset retirement costs and, as such, certain accretion and depreciation is offset against regulatory assets. Conditional retirement obligations associated with tangible long-lived assets are recognized at fair value in the period in which they are incurred if a reasonable estimate can be made, even though there may be uncertainty about timing or method of settlement. When settlement is conditional on a future event occurring, it is reflected in the measurement of the liability, not the timing of the liability recognition.

AROs as of December 31, 2021, are described further in Note 11, "Asset Retirement Obligations."

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

RECEIVABLES
Receivables from customers include retail electric sales and distribution deliveries to residential, commercial and industrial customers of the Utilities. There was no material concentration of receivables as of December 31, 2021 and 2020, with respect to any particular segment of FirstEnergy’s customers. Billed and unbilled customer receivables as of December 31, 2021 and 2020, are included below.

	As of December 31,
Customer Receivables	2021	2020
	(In millions)
Billed(1)	$616	$800
Unbilled	576	567
	1,192	1,367

Less: Uncollectible Reserve	159	164
Total Customer Receivables	$1,033	$1,203
(1) Includes approximately $318 million and $349 million as of December 31, 2021, 2020, respectively, that are past due by greater than 30 days.
Activity in the allowance for uncollectible accounts on receivables for the years ended December 31, 2021, 2020 and 2019 are as follows:

(In millions)	2021	2020	2019

Customer Receivables
Beginning of year balance	$164	$46	$50
Charged to income (1)	54	174	81
Charged to other accounts (2)	42	46	47
Write-offs	(101)	(102)	(132)
End of year balance	$159	$164	$46

Other Receivables
Beginning of year balance	$26	$21	$2
Charged to income	3	7	27
Charged to other accounts (2)	3	10	1
Write-offs	(22)	(12)	(9)
End of year balance	$10	$26	$21

Affiliated Companies Receivables (3)
Beginning of year balance	$—	$1,063	$920
Charged to income	—	—	143
Charged to other accounts (2)	—	—	—
Write-offs	—	(1,063)	—
End of year balance	$—	$—	$1,063
(1) Customer receivable amounts charged to income for the years ended December 31, 2021, 2020 and 2019 include approximately $12 million, $103 million, and $25 million respectively, deferred for future recovery.
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

Beginning March 13, 2020, FirstEnergy temporarily suspended customer disconnections for nonpayment and ceased collection activities as a result of the ongoing COVID-19 pandemic and in accordance with state regulatory requirements. The temporary suspension of disconnections for nonpayment and ceasing of collection activities extended into the fourth quarter of 2020 but resumed for many customers before the end of 2020, except in New Jersey where the moratorium was extended until the end of 2021. Customers are subject to each state's applicable regulations on winter moratoriums. See Note 12, “Regulatory Matters,” for further discussion on applicable regulations that may alter customer disconnections and collection activity as well as regulatory recovery. During 2020, FirstEnergy analyzed the likelihood of loss based on increases in customer accounts in arrears since the pandemic began in mid-March 2020 as well as what collection methods at the time were suspended, and historically been utilized to ensure payment. Based on this assessment, and consideration of other qualitative factors described above, FirstEnergy recognized incremental uncollectible expense of $121 million in the year 2020, of which approximately $90 million was not being collected through rates and as a result was deferred for future recovery under regulatory mechanisms.

During 2021, arrears levels continue to be elevated above 2019 pre-pandemic levels. Various regulatory actions have impacted the growth and recovery of past due balances including extensions on moratoriums, significant restrictions regarding disconnections, and extended installment plans. FirstEnergy has experienced a reduction in the amount of receivables that are past due by greater than 30 days since the end of 2020. While total customer arrears balances continue to decrease in 2021, balances that are over 120 days past due continue to be elevated. FirstEnergy considered other factors as part of its qualitative assessment, such as certain federal stimulus and state funding being made available to assist with past due utility bills. As a result of this qualitative analysis, FirstEnergy did not recognize any incremental uncollectible expense for the twelve months ended December 31, 2021. Additionally, as a result of the pandemic-related moratoriums and certain customer installment or extended payment plans offered, the allowance for uncollectible accounts on receivables in 2021 and 2020 are elevated due to the extension of when certain write-offs would have otherwise occurred.

Other receivables include PJM receivables resulting from transmission and wholesale sales. FirstEnergy’s uncollectible risk on PJM receivables is minimal due to the nature of PJM’s settlement process whereby members of PJM legally agree to share the cost of defaults and as a result there is no allowance for doubtful accounts.
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

See Note 9, “Capitalization,” for additional information on securitized bonds.

Unconsolidated VIEs
FirstEnergy is not the primary beneficiary of the following VIEs:
•Global Holding - FEV holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales in U.S. and international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint ventures economic performance. FEV's ownership interest is subject to the equity method of accounting. As of December 31, 2021, the carrying value of the equity method investment was $59 million.
•PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in

PATH-WV is subject to the equity method of accounting. As of December 31, 2021, the carrying value of the equity method investment was $18 million.
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

Because FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power. FirstEnergy expects any above-market costs incurred at its Regulated Distribution segment to be recovered from customers. Purchased power costs related to the contract that may contain a variable interest were $111 million and $113 million, respectively, during the years ended December 31, 2021 and 2020.
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

FirstEnergy’s revenues are primarily derived from electric service provided by the Utilities and Transmission Companies.

The following represents a disaggregation of revenue from contracts with customers for the year ended December 31, 2021:

Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments(1)	Total
	(In millions)
Distribution services(2)(4)	$5,433	$—	$(104)	$5,329
Retail generation	3,730	—	(50)	3,680
Wholesale sales	362	—	14	376
Transmission(2)	—	1,608	—	1,608
Other	119	—	—	119
Total revenues from contracts with customers	$9,644	$1,608	$(140)	$11,112
ARP (3)	(27)	—	—	(27)
Other revenue unrelated to contracts with customers	94	10	(57)	47
Total revenues	$9,711	$1,618	$(197)	$11,132
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes reductions to revenue related to amounts subject to refund resulting from the Tax Act ($3 million at Regulated Distribution and $(2) million at Regulated Transmission).
(3) Reflects amounts the Ohio Companies refunded to customers that was previously collected under decoupling mechanisms, with interest. See Note 12, “Regulatory Matters,” for further discussion on Ohio decoupling rates.
(4) Includes $38 million of customer refunds associated with the Ohio Stipulation that became effective in December 2021. See Note 12, “Regulatory Matters,” for additional information.

The following represents a disaggregation of revenue from contracts with customers for the year ended December 31, 2020:

Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$5,259	$—	$(88)	$5,171
Retail generation	3,577	—	(60)	3,517
Wholesale sales	251	—	9	260
Transmission(2)	—	1,613	—	1,613
Other	140	—	—	140
Total revenues from contracts with customers	$9,227	$1,613	$(139)	$10,701
ARP (3)	43	—	—	43
Other revenue unrelated to contracts with customers	93	17	(64)	46
Total revenues	$9,363	$1,630	$(203)	$10,790
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes reductions to revenue related to amounts subject to refund resulting from the Tax Act ($2 million at Regulated Distribution and $7 million at Regulated Transmission).
(3) ARP revenue for the year ended December 31, 2020, is primarily related to shared savings revenue in Ohio.

The following represents a disaggregation of revenue from contracts with customers for the year ended December 31, 2019:

Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services(2)	$5,133	$—	$(83)	$5,050
Retail generation	3,727	—	(57)	3,670
Wholesale sales(2)	411	—	12	423
Transmission(2)	—	1,510	—	1,510
Other	150	—	2	152
Total revenues from contracts with customers	$9,421	$1,510	$(126)	$10,805
ARP (3)	181	—	—	181
Other revenue unrelated to contracts with customers	96	16	(63)	49
Total revenues	$9,698	$1,526	$(189)	$11,035

(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Includes reductions to revenue related to amounts subject to refund resulting from the Tax Act ($16 million at Regulated Distribution and $19 million at Regulated Transmission).
(3) ARP revenue for the year ended December 31, 2019, includes DMR revenue, lost distribution and shared savings revenue in Ohio.

Other revenue unrelated to contracts with customers includes revenue from late payment charges of $36 million, $31 million and $37 million, respectively, for the years ended December 31, 2021, 2020 and 2019. Other revenue unrelated to contracts with customers also includes revenue from derivatives of $11 million, $14 million and $8 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

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

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the years ended December 31, 2021, 2020 and 2019 by class:

	For the Years Ended December 31,
Revenues by Customer Class	2021	2020	2019
	(In millions)
Residential	$5,713	$5,539	$5,412
Commercial	2,284	2,140	2,252
Industrial	1,091	1,076	1,106
Other	75	81	90
Total	$9,163	$8,836	$8,860

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

ASC 606 excludes industry-specific accounting guidance for recognizing revenue from ARPs as these programs represent contracts between the utility and its regulators, as opposed to customers. Therefore, revenues from these programs are not within the scope of ASC 606 and regulated utilities are permitted to continue to recognize such revenues in accordance with existing practice but are presented separately from revenue arising from contracts with customers. FirstEnergy had ARPs in Ohio primarily for shared savings in 2020, and has reflected refunds of decoupling revenue owed to customers as reductions to ARPs in 2021. See Note 12, “Regulatory Matters,” for further discussion on decoupling revenues in Ohio.

Regulated Transmission

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are derived from forward-looking formula rates. See Note 12, “Regulatory Matters,” for additional information.

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

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
Transmission Owner	2021	2020	2019
	(In millions)
ATSI	$799	$804	$754
TrAIL	233	247	242
MAIT	288	250	224
JCP&L	164	178	160
MP, PE and WP	124	134	130
Total Revenues	$1,608	$1,613	$1,510

3. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI for the years ended December 31, 2021, 2020 and 2019, for FirstEnergy are shown in the following table:

	Gains & Losses on Cash Flow Hedges (1)	Defined Benefit Pension & OPEB Plans	Total
	(In millions)
AOCI Balance, January 1, 2019	$(11)	$52	$41

Other comprehensive income before reclassifications	—	(2)	(2)
Amounts reclassified from AOCI	2	(29)	(27)
Other comprehensive income (loss)	2	(31)	(29)
Income tax (benefits) on other comprehensive income (loss)	—	(8)	(8)
Other comprehensive income (loss), net of tax	2	(23)	(21)

AOCI Balance, December 31, 2019	$(9)	$29	$20

Amounts reclassified from AOCI	1	(34)	(33)
Other comprehensive income (loss)	1	(34)	(33)
Income tax (benefits) on other comprehensive income (loss)	—	(8)	(8)
Other comprehensive income (loss), net of tax	1	(26)	(25)

AOCI Balance, December 31, 2020	$(8)	$3	$(5)

Amounts reclassified from AOCI	1	(14)	(13)
Other comprehensive income (loss)	1	(14)	(13)
Income tax (benefits) on other comprehensive income (loss)	—	(3)	(3)
Other comprehensive income (loss), net of tax	1	(11)	(10)

AOCI Balance, December 31, 2021	$(7)	$(8)	$(15)

(1) Relates to previous cash flow hedges used to hedge fixed rate long-term debt securities prior to their issuance.
The following amounts were reclassified from AOCI for FirstEnergy in the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,			Affected Line Item in Consolidated Statements of Income
Reclassifications from AOCI (1)	2021	2020	2019
	(In millions)
Gains & losses on cash flow hedges
Long-term debt	$1	$1	$2	Interest expense
	$1	$1	$2	Net of tax

Defined benefit pension and OPEB plans
Prior-service costs	$(14)	$(34)	$(29)	(2)
	3	8	8	Income taxes
	$(11)	$(26)	$(21)	Net of tax

(1) Amounts in parenthesis represent credits to the Consolidated Statements of Income (Loss) from AOCI.
(2) Prior-service costs are reported within Miscellaneous income, net within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income. Components are included in the computation of net periodic cost (credits), see Note 4, "Pension and Other Postemployment Benefits," for additional details.

4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
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

FirstEnergy’s pension and OPEB funding policy is based on actuarial computations using the projected unit credit method. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which, among other things, extended shortfall amortization periods and modification of the interest rate stabilization rules for single-employer plans thereby impacting funding requirements. As a result, FirstEnergy does not currently expect to have a required contribution to the pension plan based on various assumptions including annual expected rate of returns for assets of 7.50%. However, FirstEnergy may elect to contribute to the pension plan voluntarily.
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
Discount Rate - In selecting an assumed discount rate, FirstEnergy considers currently available rates of return on high-quality fixed income investments expected to be available during the period to maturity of the pension and OPEB obligations. The assumed rates of return on plan assets consider historical market returns and economic forecasts for the types of investments held by FirstEnergy’s pension trusts. The long-term rate of return is developed considering the portfolio’s asset allocation strategy. FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows.

Expected Return on Plan Assets - FirstEnergy’s assumed rate of return on pension plan assets considers historical market returns and economic forecasts for the types of investments held by the pension trusts. In 2021, FirstEnergy’s qualified pension and OPEB plan assets experienced gains of $689 million or 7.9%, compared to gains of $1,225 million, or 14.7% in 2020, and losses of $1,492 million, or 20.2% in 2019 and assumed a 7.50% rate of return on plan assets in 2021, 2020 and 2019, which generated $688 million, $651 million and $569 million of expected returns on plan assets, respectively. The expected return on pension and OPEB assets is based on input from investment consultants, including the trusts’ asset allocation targets and the historical performance of risk-based and fixed income securities. The gains or losses generated as a result of the difference between expected and actual returns on plan assets is recognized as a pension and OPEB mark-to-market adjustment in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement.

Mortality Rates - During 2021, the Society of Actuaries published new mortality tables that include more current data than the RP-2014 tables as well as new improvement scales. An analysis of plan mortality data indicated the use of the Pri-2012 mortality table with projection scale MP-2021, actuarially adjusted to reflect increased mortality rates due to COVID-19 based on mortality experience reported by the Center for Disease and Control Prevention in 2020 and 2021, was most appropriate and such was utilized to determine the 2021 benefit cost and obligation as of December 31, 2021, for the FirstEnergy pension and OPEB plans. The impact of using the Pri-2012 mortality table with projection scale MP-2021 (adjusted by FirstEnergy's actuary for COVID-19 impacts) resulted in a decrease to the projected benefit obligation of approximately $32 million and $2 million for the pension and OPEB plans, respectively, and was included in the 2021 pension and OPEB mark-to-market adjustment.

Net Periodic Benefit Costs - In addition to service costs, interest on obligations, expected return on plan assets, and prior service costs, FirstEnergy recognizes in net periodic benefit costs a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. Service costs, net of capitalization, are reported within Other operating expenses on FirstEnergy’s Consolidated Statements of Income. Non-service costs, other than the pension and OPEB mark-to-market adjustment, which is separately shown, are reported within Miscellaneous income, net, within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income.

Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December (1)	Pension			OPEB
	2021	2020	2019	2021	2020	2019
Service cost weighted-average discount rate (2)	3.10%	3.60%/3.24%	4.66%	3.03%	3.63%/3.29%	4.67%
Interest cost weighted-average discount rate (3)	2.58%	3.27%/2.90%	4.37%	1.66%	2.71%/2.30%	3.89%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	4.10%	4.10%	4.10%	N/A	N/A	N/A
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

Components of Net Periodic Benefit Costs (Credits) for the Years Ended December 31,	Pension			OPEB
	2021	2020	2019	2021	2020	2019
	(In millions)
Service cost	$195	$194	$193	$4	$4	$3
Interest cost	226	287	373	11	15	22
Expected return on plan assets	(652)	(618)	(540)	(36)	(33)	(29)
Amortization of prior service costs (credits) (1)	3	12	7	(17)	(46)	(36)
Special termination costs (2)	—	—	14	—	—	—
One-time termination benefits (3)	—	8	—	—	—	—
Pension & OPEB mark-to-market (4)	(253)	463	656	(129)	14	20
Net periodic benefit costs (credits)	$(481)	$346	$703	$(167)	$(46)	$(20)
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
(3) Costs represent additional benefits provided to FES and FENOC employees under the approved settlement agreement and are a component of discontinued operations.
(4) Of the total Pension and OPEB mark-to-market adjustment for 2019, approximately $2 million is included in discontinued operations.

The annual pension and OPEB mark-to-market adjustments, (gains) or losses, for the years ended December 31, 2021, 2020, and 2019 were $(382) million, $477 million (including $423 million in the first quarter of 2020), and $676 million, respectively. Of these annual pension and OPEB mark-to-market amounts, approximately $(31) million, $40 million and $47 million were allocated to the Transmission Companies and certain of FirstEnergy's utilities under forward-looking formula rates, and expected to be refunded or recovered through formula transmission rates, respectively. The 2021 pension and OPEB mark-to-market adjustment primarily reflects an approximate 35 bps increase in the discount rate used to measure pension benefit obligations.

Under the approved bankruptcy settlement agreement, upon emergence, FES and FENOC employees ceased earning years of service under the FirstEnergy pension and OPEB plans. The emergence on February 27, 2020, triggered a remeasurement of the affected pension and OPEB plans and as a result, FirstEnergy recognized a non-cash, pre-tax pension and OPEB mark-to-market adjustment of approximately $423 million in the first quarter of 2020. In the fourth quarter 2020, FirstEnergy recognized a $54 million pension and OPEB mark-to-market adjustment.

	Pension		OPEB
Obligations and Funded Status - Qualified and Non-Qualified Plans	2021	2020	2021	2020
	(In millions)
Change in benefit obligation:
Benefit obligation as of January 1	$11,935	$11,050	$676	$654
Service cost	195	194	4	4
Interest cost	226	287	11	15
Plan participants’ contributions	—	—	4	4
Plan amendments	—	9	—	—
Medicare retiree drug subsidy	—	—	1	1
Actuarial loss (gain)	(280)	1,011	(101)	41
Benefits paid	(597)	(616)	(46)	(43)
Benefit obligation as of December 31	$11,479	$11,935	$549	$676

Change in fair value of plan assets:
Fair value of plan assets as of January 1	$8,968	$8,395	$502	$458
Actual return on plan assets	625	1,165	64	60
Company contributions	24	24	24	23
Plan participants’ contributions	—	—	4	4
Benefits paid	(597)	(616)	(46)	(43)
Fair value of plan assets as of December 31	$9,020	$8,968	$548	$502

Funded Status:
Qualified plan	$(1,974)	$(2,500)	$—	$—
Non-qualified plans	(485)	(467)	—	—
Funded Status (Net liability as of December 31)	$(2,459)	$(2,967)	$(1)	$(174)

Accumulated benefit obligation	$10,927	$11,376	$—	$—

Amounts Recognized in AOCI:
Prior service cost (credit)	$9	$12	$(21)	$(39)

Assumptions Used to Determine Benefit Obligations
(as of December 31)
Discount rate	3.02%	2.67%	2.84%	2.45%
Rate of compensation increase	4.10%	4.10%	N/A	N/A
Cash balance weighted average interest crediting rate	2.57%	2.57%	N/A	N/A

Assumed Health Care Cost Trend Rates
(as of December 31)
Health care cost trend rate assumed (pre/post-Medicare)	N/A	N/A	5.75%-5.25%	6.0%-5.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2028	2028

The following tables set forth pension financial assets that are accounted for at fair value by level within the fair value hierarchy. See Note 8, "Fair Value Measurements," for a description of each level of the fair value hierarchy. There were no significant transfers between levels during 2021 and 2020.

	December 31, 2021				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$746	$—	$746	8%
Public equity	2,867	286	—	3,153	35%
Fixed income	—	2,453	—	2,453	27%
Derivatives	20	—	—	20	—%
Total (1)	$2,887	$3,485	$—	$6,372	70%

Private - equity and debt funds (2)				811	9%
Insurance-linked securities (2)				320	4%
Hedge funds (2)				678	7%
Real estate funds (2)				886	10%
Total Investments				$9,067	100%
(1)Excludes $(47) million as of December 31, 2021, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.
(2)Net Asset Value used as a practical expedient to approximate fair value.

	December 31, 2020				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$1,493	$—	$1,493	17%
Public equity	1,903	162	—	2,065	23%
Fixed income	—	3,059	—	3,059	35%
Derivatives	(13)	—	—	(13)	—%
Total (1)	$1,890	$4,714	$—	$6,604	75%

Private - equity and debt funds (2)				465	5%
Insurance-linked securities (2)				323	4%
Hedge funds (3)				645	7%
Real estate funds (2)				815	9%
Total Investments				$8,852	100%
(1)Excludes $116 million as of December 31, 2020, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.
(2)Net Asset Value used as a practical expedient to approximate fair value.

As of December 31, 2021, and 2020, the OPEB trust investments measured at fair value were as follows:

	December 31, 2021				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$95	$—	$95	17%
Public equity	278	—	—	278	51%
Fixed income	—	175	—	175	32%
Total	$278	$270	$—	$548	100%

	December 31, 2020				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$84	$—	$84	17%
Public equity	283	—	—	283	55%
Fixed income:	—	145	—	145	28%
Total (1)	$283	$229	$—	$512	100%
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

FirstEnergy’s target asset allocations for its pension and OPEB trust portfolios for 2021 and 2020 are shown in the following table:

Target Asset Allocations
	2021	2020
Equities	38%	38%
Fixed income	30%	30%
Hedge funds	8%	8%
Real estate	10%	10%
Alternative investments	8%	8%
Cash and short-term securities	6%	6%
	100%	100%
Taking into account estimated employee future service, FirstEnergy expects to make the following benefit payments from plan assets and other payments, net of participant contributions:

		OPEB
	Pension	Benefit Payments	Subsidy Receipts
	(In millions)
2022	$566	$44	$(1)
2023	575	41	(1)
2024	581	39	(1)
2025	590	38	—
2026	598	37	—
Years 2027-2030	3,075	164	(2)

5. STOCK-BASED COMPENSATION PLANS

FirstEnergy grants stock-based awards through the ICP 2020, primarily in the form of restricted stock and performance-based restricted stock units. There are also awards currently outstanding issued through the ICP 2015 primarily in the form of restricted stock and performance-based restricted stock units. The ICP 2020 and ICP 2015 include shareholder authorization to each issue 10 million shares of common stock or their equivalent. As of December 31, 2021, approximately 12.7 million shares were available for future grants under the ICP 2020 assuming maximum performance metrics are achieved for the outstanding cycles of restricted stock units. No shares are available for future grants under ICP 2015. Shares not issued due to forfeitures or cancellations originally granted through the ICP 2015 may be added back to the ICP 2020. Shares granted under the ICP 2020 and ICP 2015 are issued from authorized but unissued common stock. Vesting periods for stock-based awards range from two to ten years, with the majority of awards having a vesting period of three years. FirstEnergy also issues stock through its 401(k) Savings Plan, EDCP, and DCPD. Currently, FirstEnergy records the compensation costs for stock-based compensation awards that will be paid in stock over the vesting period based on the fair value on the grant date. FirstEnergy accounts for forfeitures as they occur.

FirstEnergy adjusts the compensation costs for stock-based compensation awards that will be paid in cash based on changes in the fair value of the award as of each reporting date. FirstEnergy records the actual tax benefit realized from tax deductions when awards are exercised or settled. Actual income tax benefits realized during the years ended December 31, 2021, 2020 and 2019, were $10 million, $20 million and $24 million, respectively. The income tax effects of awards are recognized in the income statement when the awards vest, are settled or are forfeited.

Stock-based compensation costs and the amount of stock-based compensation costs capitalized related to FirstEnergy plans for the years ended December 31, 2021, 2020 and 2019, are included in the following tables:

	For the Years Ended December 31,
Stock-based Compensation Plan	2021	2020	2019
	(In millions)
Restricted Stock Units	$40	$22	$73
Restricted Stock	2	1	1
401(k) Savings Plan	35	33	33
EDCP & DCPD	13	(5)	9
Total	$90	$51	$116
Stock-based compensation costs capitalized	$47	$26	$54

Income tax benefits associated with stock-based compensation plan expense were $5 million, $3 million and $10 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Restricted stock units payable in cash provide the participant the right to receive cash based on the number of stock units set forth in the agreement and value of the equivalent number of shares of FE common stock as of the vesting date. The cash portion of the restricted stock unit award is considered a liability award, which is remeasured each period based on FE's stock price and projected performance adjustments. The liability recorded for the portion of performance-based restricted stock units payable in cash in the future as of December 31, 2021, was $24 million. During 2021, approximately $11 million was paid in relation to the cash portion of restricted stock unit obligations that vested in 2021.

The vesting period for the performance-based restricted stock unit awards granted in 2019, 2020 and 2021, were each three years. Dividend equivalents are received on the restricted stock units and are reinvested in additional restricted stock units and subject to the same performance conditions as the underlying award.

Restricted stock unit activity for the year ended December 31, 2021, was as follows:

Restricted Stock Unit Activity	Shares (in millions)	Weighted-Average Grant Date Fair Value (per share)
Nonvested as of January 1, 2021	1.8	$40.25
Granted in 2021	1.3	35.50
Forfeited in 2021	(0.3)	40.08
Vested in 2021(1)	(1.0)	33.73
Nonvested as of December 31, 2021	1.8	$41.89
(1) Excludes dividend equivalents of approximately 130 thousand shares earned during vesting period.

The weighted-average fair value of awards granted in 2021, 2020 and 2019 was $35.50, $44.42 and $41.23 per share, respectively. For the years ended December 31, 2021, 2020, and 2019, the fair value of restricted stock units vested was $34 million, $80 million, and $91 million, respectively. As of December 31, 2021, there was approximately $29 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted for restricted stock units, which is expected to be recognized over a period of approximately three years.

Restricted Stock

Certain employees receive awards of FE restricted stock (as opposed to "units" with the right to receive shares at the end of the restriction period) subject to restrictions that lapse over a defined period of time or upon achieving performance results. The fair value of restricted stock is measured based on the average of the high and low prices of FE common stock on the date of grant. Dividends are received on the restricted stock and are reinvested in additional shares of restricted stock, subject to the vesting conditions of the underlying award. Restricted stock activity for the year ended December 31, 2021, was not material.

401(k) Savings Plan

In 2021 and 2020, approximately 1 million shares of FE common stock, respectively, were issued and contributed to participants' accounts.

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

DCPD

Under the DCPD, members of the FE Board can elect to defer all or a portion of their equity retainers to a deferred stock account and their cash retainers to deferred stock or deferred cash accounts. The net liability recognized for DCPD of approximately $9 million and $7 million as of December 31, 2021 and 2020, respectively, is included in “Retirement benefits,” on the Consolidated Balance Sheets.
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

FE and its subsidiaries are party to an intercompany income tax allocation agreement that provides for the allocation of consolidated tax liabilities. Net tax benefits attributable to FE, excluding any tax benefits derived from certain interest expense, are generally reallocated to the subsidiaries of FE that have taxable income. That allocation is accounted for as a capital contribution to the company receiving the tax benefit.

On April 9, 2021, West Virginia enacted legislation changing the state’s corporate income tax apportionment rules, including adopting a single sales factor formula and market-based sourcing for sales of services and intangibles, effective for taxable years beginning on or after January 1, 2022. Enactment of this law triggered a remeasurement of state deferred income taxes for entities included in FirstEnergy’s West Virginia combined unitary return, resulting in a net impact of approximately $9 million in additional tax expense in 2021.

	For the Years Ended December 31,
INCOME TAXES(1)	2021	2020	2019
	(In millions)
Currently payable (receivable)-
Federal (2)	$2	$(14)	$(16)
State	21	21	24
	23	7	8
Deferred, net-
Federal(3)	174	171	150
State(4)	127	(38)	60
	301	133	210

Investment tax credit amortization	(4)	(14)	(5)
Total income taxes	$320	$126	$213
(1)Income Taxes on Income from Continuing Operations.
(2)Excludes $2 million of federal tax benefit and $6 million of federal tax expense associated with discontinued operations for the years ended December 31, 2021 and 2020 respectively.
(3)Excludes $46 million, $66 million and $9 million of federal tax benefits associated with discontinued operations for the years ended December 31, 2021, 2020 and 2019, respectively.
(4)Excludes $1 million and $4 million of state tax expense associated with discontinued operations for the years ended December 31, 2020 and 2019, respectively.

FirstEnergy tax rates are affected by permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period but are not consistent from period to period. The following tables provide a reconciliation of federal income tax expense (benefit) at the federal statutory rate to the total income taxes (benefits) for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
	(In millions)

Income from Continuing Operations, before income taxes	$1,559	$1,129	$1,117
Federal income tax expense at statutory rate (21%)	$327	$237	$235
Increases (reductions) in taxes resulting from-
State income taxes, net of federal tax benefit	122	75	96
AFUDC equity and other flow-through	(29)	(38)	(36)
Amortization of investment tax credits	(4)	(14)	(5)
Federal tax credits claimed	(34)	—	—
Nondeductible DPA monetary penalty	52	—	—
Excess deferred tax amortization due to the Tax Act	(54)	(56)	(74)
TMI-2 reversal of tax regulatory liabilities	—	(40)	—
Uncertain tax positions	(82)	(1)	(11)
Valuation allowances	17	(49)	5
Other, net	5	12	3
Total income taxes	$320	$126	$213
Effective income tax rate	20.5%	11.2%	19.1%

FirstEnergy's effective tax rate on continuing operations for 2021 and 2020 was 20.5% and 11.2%, respectively. The increase in effective tax rate was primarily due to:

•The non-deductibility of the DPA monetary penalty;
•The absence of a $52 million benefit for reduction in valuation allowances in 2020 from the recognition of deferred gains on prior intercompany generation asset transfers triggered by the FES Debtors’ emergence from bankruptcy and deconsolidation from FirstEnergy’s consolidated federal income tax group;
•Lower amortization of investment tax credits due to the absence of a $10 million benefit from accelerated amortization of certain investment credits in 2020;
•The absence of a $40 million benefit related to reversals of certain tax regulatory liabilities resulting from the transfer of TMI-2 in 2020;
•Additional tax expense of $9 million as a result of the West Virginia legislation that changed income tax apportionment rules discussed above;
•Partially offset by a net $81 million increase in uncertain tax position benefits primarily related to reserves on the worthless stock deduction, nondeductible interest under Section 163(j), and certain federal tax credits, discussed below; and
•A $34 million benefit in federal tax credits claimed on FirstEnergy’s federal income tax return in 2021.
Accumulated deferred income taxes as of December 31, 2021 and 2020, are as follows:

	As of December 31,
	2021	2020
	(In millions)
Property basis differences	$5,670	$5,396
Pension and OPEB	(570)	(769)
AROs	(21)	(28)
Regulatory asset/liability	322	440
Deferred compensation	(155)	(165)
Loss carryforwards and tax credits	(2,040)	(1,995)
Valuation reserve	484	496
All other	(253)	(280)
Net deferred income tax liability	$3,437	$3,095

FirstEnergy has recorded as deferred income tax assets the effect of Federal NOLs and tax credits that will more likely than not be realized through future operations and through the reversal of existing temporary differences. As of December 31, 2021, FirstEnergy's loss carryforwards primarily consisted of $6.9 billion ($1.5 billion, net of tax) of Federal NOL carryforwards that will begin to expire in 2031.

The table below summarizes pre-tax NOL carryforwards and their respective anticipated expirations for state and local income tax purposes of approximately $11.9 billion ($544 million, net of tax) for FirstEnergy, of which approximately $2.7 billion ($136 million, net of tax) is expected to be utilized based on current estimates and assumptions. The ultimate utilization of these NOLs may be impacted by statutory limitations on the use of NOLs imposed by state and local tax jurisdictions, changes in statutory tax rates, and changes in business which, among other things, impact both future profitability and the manner in which future taxable income is apportioned to various state and local tax jurisdictions.

Expiration Period	State	Local
	(In millions)
2022-2026	$2,603	$3,783
2027-2031	1,390	—
2032-2036	992	—
2037-2041	959	—
Indefinite	2,157	—
	$8,101	$3,783

The following table summarizes the changes in valuation allowances on federal, state and local DTAs related to disallowed interest and certain employee remuneration, in addition to state and local NOLs discussed above for the years ended December 31, 2021, 2020 and 2019:

(In millions)	2021	2020	2019

Beginning of year balance	$496	$441	$394
Charged to income	(12)	55	47
Charged to other accounts	—	—	—
Write-offs	—	—	—
End of year balance	$484	$496	$441

FirstEnergy accounts for uncertainty in income taxes recognized in its financial statements. A recognition threshold and measurement attribute are utilized for financial statement recognition and measurement of tax positions taken or expected to be taken on the tax return. As of December 31, 2021 and 2020, FirstEnergy's total unrecognized income tax benefits were approximately $47 million and $139 million, respectively. The $92 million net decrease in unrecognized income tax benefits is primarily due to:

•Decreases of $68 million for reserves related to the worthless stock deduction (see Note 14, "Discontinued Operations," for further discussion) and $29 million for reserves attributable to nondeductible interest under Section 163(j), both of which were effectively settled with federal taxing authorities;
•Decrease of $7 million to the reserve due to the remeasurement of certain positions for the change in West Virginia deferred taxes resulting from a state law change discussed above and $1 million due to other state tax rate changes;
•Decrease of $2 million due to the lapse in statue in certain state taxing jurisdictions;
•Partially offset by an increase of $15 million for reserves related to certain federal tax credits claimed on FirstEnergy's federal income tax return in 2021.

If ultimately recognized in future years, approximately $39 million of unrecognized income tax benefits would impact the effective tax rate.

As of December 31, 2021, it is reasonably possible that approximately $31 million of unrecognized tax benefits may be resolved during 2022 as a result of settlements with taxing authorities or the statute of limitations expiring, of which $24 million would ultimately affect FirstEnergy's effective tax rate.
The following table summarizes the changes in unrecognized tax positions for the years ended December 31, 2021, 2020 and 2019:

(In millions)
Balance, January 1, 2019	$158
Current year increases	22
Prior year decreases	(12)
Decrease for lapse in statute	(4)
Balance, December 31, 2019	$164
Current year increases	7
Prior year decreases	(28)
Decrease for lapse in statute	(2)
Effectively settled with taxing authorities	(2)
Balance, December 31, 2020	$139
Current year increases	15
Prior years decreases	(8)
Effectively settled with taxing authorities	(97)
Decrease for lapse in statute	(2)
Balance, December 31, 2021	$47

FirstEnergy recognizes interest expense or income and penalties related to uncertain tax positions in income taxes by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken, or expected to be taken, on the tax return. FirstEnergy includes net interest and penalties in the provision for income taxes.

FirstEnergy's recognition of net interest associated with unrecognized tax benefits in 2021, 2020 and 2019, was not material. For the years ended December 31, 2021 and 2020, the cumulative net interest payable recorded by FirstEnergy was not material.

IRS review of FirstEnergy’s federal income tax returns is complete through the 2020 tax year with no pending adjustments. FirstEnergy’s tax returns for some state jurisdictions are open from tax years 2009 to 2020.

General Taxes

General tax expense for the years ended December 31, 2021, 2020 and 2019, recognized in continuing operations is summarized as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(In millions)
KWH excise	$189	$183	$191
State gross receipts	190	182	185
Real and personal property	571	541	504
Social security and unemployment	103	112	100
Other	20	28	28
Total general taxes	$1,073	$1,046	$1,008
7. LEASES

FirstEnergy primarily leases vehicles as well as building space, office equipment, and other property and equipment under cancellable and non-cancelable leases. FirstEnergy does not have any material leases in which it is the lessor.

FirstEnergy accounts for leases under, "Leases (Topic 842)". Leases with an initial term of 12 months or less are recognized as lease expense on a straight-line basis over the lease term and not recorded on the balance sheet. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 40 years, and certain leases include options to terminate. The exercise of lease renewal options is at FirstEnergy’s sole discretion. Renewal options are included within the lease liability if they are reasonably certain based on various factors relative to the contract. Certain leases also include options to purchase the leased property. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. FirstEnergy’s lease agreements do not contain any material restrictive covenants. FirstEnergy has elected a policy to not separate lease components from non-lease components for all asset classes.

For vehicles leased under certain master lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, FirstEnergy is committed to pay the difference in the actual fair value and the residual value guarantee. FirstEnergy does not believe it is probable that it will be required to pay anything pertaining to the residual value guarantee, and the lease liabilities and right-of-use assets are measured accordingly.

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

	For the Year Ended December 31, 2021
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs (1)	$44	$9	$18	$71

Finance lease costs:
Amortization of right-of-use assets	12	1	1	14
Interest on lease liabilities	1	3	—	4
Total finance lease cost	13	4	1	18
Total lease cost	$57	$13	$19	$89
(1) Includes $21 million of short-term lease costs.

	For the Year Ended December 31, 2020
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs (1)	$35	$8	$17	$60

Finance lease costs:
Amortization of right-of-use assets	14	—	1	15
Interest on lease liabilities	2	3	—	5
Total finance lease cost	16	3	1	20
Total lease cost	$51	$11	$18	$80
(1) Includes $17 million of short-term lease costs.

	For the Year Ended December 31, 2019
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs (1)	$28	$9	$12	$49

Finance lease costs:
Amortization of right-of-use assets	15	1	1	17
Interest on lease liabilities	3	3	—	6
Total finance lease cost	18	4	1	23
Total lease cost	$46	$13	$13	$72
(1) Includes $13 million of short-term lease costs.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64	$44	$29
Operating cash flows from finance leases	4	4	5
Finance cash flows from finance leases	13	15	25

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$60	$67	$83
Finance leases	5	—	3

Lease terms and discount rates were as follows:

	As of December 31,
	2021	2020	2019
Weighted-average remaining lease terms (years)
Operating leases	7.97	8.55	9.42
Finance leases	8.12	7.74	4.62

Weighted-average discount rate (1)
Operating leases	4.16%	4.21%	4.51%
Finance leases	12.22%	11.58%	10.45%
(1) When an implicit rate is not readily determinable, an incremental borrowing rate is utilized, determining the present value of lease payments. The rate is determined based on expected term and information available at the commencement date.

Supplemental balance sheet information related to leases was as follows:

		As of December 31,
(In millions)	Financial Statement Line Item	2021	2020

Assets
Operating lease (1)	Deferred charges and other assets	$279	$265
Finance lease (2)	Property, plant and equipment	48	57
Total leased assets		$327	$322

Liabilities
Current:
Operating	Other current liabilities	$39	$42
Finance	Currently payable long-term debt	13	14

Noncurrent:
Operating	Other noncurrent liabilities	271	263
Finance	Long-term debt and other long-term obligations	23	31
Total leased liabilities		$346	$350
(1) Operating lease assets are recorded net of accumulated amortization of $79 million and $51 million as of December 31, 2021 and 2020, respectively.
(2) Finance lease assets are recorded net of accumulated amortization of $95 million and $96 million as of December 31, 2021 and 2020, respectively.

Maturities of lease liabilities as of December 31, 2021, were as follows:

(In millions)	Operating Leases	Finance Leases	Total
2022	$54	$16	$70
2023	54	9	63
2024	48	5	53
2025	45	5	50
2026	41	5	46
Thereafter	133	8	141
Total lease payments (1)	375	48	423
Less imputed interest	65	12	77
Total net present value	$310	$36	$346
(1) Operating lease payments for certain leases are offset by sublease receipts of $10 million over 11 years.

As of December 31, 2021, additional operating leases agreements, primarily for vehicles, that have not yet commenced are $5 million. These leases are expected to commence within the next 18 months with lease terms of 2 to 10 years.
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

For investments reported at NAV where there is no readily determinable fair value, a practical expedient is available that allows the NAV to approximate fair value. Investments that use NAV as a practical expedient are excluded from the requirement to be categorized within the fair value hierarchy tables. Instead, these investments are reported outside of the fair value hierarchy tables to assist in the reconciliation of investment balances reported in the tables to the balance sheet. FirstEnergy has elected the NAV practical expedient for investments in private equity funds, insurance-linked securities, hedge funds (absolute return) and real estate funds held within the pension plan. See Note 4, "Pension And Other Post-Employment Benefits" for the pension financial assets accounted for at fair value by level within the fair value hierarchy.

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of December 31, 2021, from those used as of December 31, 2020. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$9	$9	$—	$—	$3	$3
Equity securities	2	—	—	2	2	—	—	2
U.S. state debt securities	—	273	—	273	—	276	—	276
Cash, cash equivalents and restricted cash(2)	1,511	—	—	1,511	1,801	—	—	1,801
Other(3)	—	42	—	42	—	41	—	41
Total assets	$1,513	$315	$9	$1,837	$1,803	$317	$3	$2,123

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(1)	$(1)	$—	$—	$—	$—
Total liabilities	$—	$—	$(1)	$(1)	$—	$—	$—	$—

Net assets (liabilities)(4)	$1,513	$315	$8	$1,836	$1,803	$317	$3	$2,123
(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2)Restricted cash of $49 million and $67 million as of December 31, 2021 and 2020 respectively, primarily relates to cash collected from JCP&L, MP, PE and the Ohio Companies' customers that is specifically used to service debt of their respective funding companies.
(3)Primarily consists of short-term investments.
(4)Excludes $1 million as of December 31, 2020, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements

The following table provides a reconciliation of changes in the fair value of NUG contracts and FTRs that are classified as Level 3 in the fair value hierarchy for the years ended December 31, 2021 and 2020:

	NUG Contracts(1)			FTRs(1)
	Derivative Assets	Derivative Liabilities	Net	Derivative Assets	Derivative Liabilities	Net
	(In millions)
January 1, 2020 Balance	$—	$(16)	$(16)	$4	$(1)	$3
Unrealized gain (loss)	—	(3)	(3)	(3)	—	(3)
Purchases	—	—	—	7	(2)	5
Settlements	—	19	19	(5)	3	(2)
December 31, 2020 Balance	$—	$—	$—	$3	$—	$3
Unrealized gain (loss)	—	—	—	7	—	7
Purchases	—	—	—	5	(2)	3
Settlements	—	—	—	(6)	1	(5)
December 31, 2021 Balance	$—	$—	$—	$9	$(1)	$8
(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs contracts that are classified as Level 3 in the fair value hierarchy for the year ended December 31, 2021:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range			Weighted Average	Units
FTRs	$8	Model	RTO auction clearing prices	$1.10	to	$4.60	$1.80	Dollars/MWH

INVESTMENTS

All temporary cash investments purchased with an initial maturity of three months or less are reported as cash equivalents on the Consolidated Balance Sheets at cost, which approximates their fair market value. Investments other than cash and cash equivalents include AFS debt securities and other investments. FirstEnergy has no debt securities held for trading purposes.

Generally, unrealized gains and losses on equity securities are recognized in income whereas unrealized gains and losses on AFS debt securities are recognized in AOCI. However, the JCP&L spent nuclear fuel disposal trusts are subject to regulatory accounting with all gains and losses on equity and AFS debt securities offset against regulatory assets. On October 15, 2019, JCP&L, ME, PN and GPUN executed an asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2. With the receipt of all required regulatory approvals, the transaction was consummated, including the transfer of external trusts for the decommissioning and environmental remediation of TMI-2, on December 18, 2020.

Spent Nuclear Fuel Disposal Trusts

JCP&L holds debt securities within the spent nuclear fuel disposal trust, which are classified as AFS securities, recognized at fair market value. The trust is intended for funding spent nuclear fuel disposal fees to the DOE associated with the previously owned Oyster Creek and TMI-1 nuclear power plants.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in nuclear fuel disposal trusts as of December 31, 2021 and 2020:

	December 31, 2021(1)				December 31, 2020(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$280	$2	$(9)	$273	$275	$7	$(6)	$276
(1)Excludes short-term cash investments of $11 million.
(2)Excludes short-term cash investments of $9 million.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the years ended December 31, 2021, 2020 and 2019, were as follows:

	For the Years Ended December 31,
	2021	2020(1)	2019(1)
	(In millions)
Sale Proceeds	$48	$186	$1,637
Realized Gains	—	12	98
Realized Losses	(3)	(8)	(31)
Interest and Dividend Income	11	22	38
(1) Includes amounts associated with NDTs that were previously held by JCP&L, ME, and PN. See above for additional information.

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Other investments were $371 million and $322 million as of December 31, 2021 and 2020, respectively, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
	(In millions)
Carrying Value	$23,946	$22,377
Fair Value	27,043	25,465

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of December 31, 2021 and 2020.

See Note 9, "Capitalization," for further information on long-term debt issued during the twelve months ended December 31, 2021.
9. CAPITALIZATION
COMMON STOCK

Retained Earnings and Dividends

As of December 31, 2021, FirstEnergy had an accumulated deficit of $1.6 billion. Dividends declared in 2021 and 2020 totaled $1.56 per share in each period. Dividends of $0.39 per share were paid in the first, second, third and fourth quarters in 2021 and 2020, respectively. On December 21, 2021, the FE Board declared a quarterly dividend of $0.39 per share to be paid from OPIC in the first quarter of 2022. The amount and timing of all dividend declarations are subject to the discretion of the FE Board and its consideration of business conditions, results of operations, financial condition, risks and uncertainties of the government investigations, and other factors.

In addition to paying dividends from retained earnings, the Ohio Companies, Penn, JCP&L, ME and PN have authorization from FERC to pay cash dividends to FE from paid-in capital accounts, as long as their FERC-defined equity-to-total-capitalization ratio remains above 35%. In addition, AGC has authorization from FERC to pay cash dividends to its parent, MP, from paid-in capital accounts, as long as its FERC-defined equity-to-total-capitalization ratio remains above 45%. The articles of incorporation, indentures, regulatory limitations, FET P&SA, and various other agreements, including those relating to the long-term debt of certain FirstEnergy subsidiaries contain provisions that could further restrict the payment of dividends on their common stock. None of these provisions materially restricted FirstEnergy subsidiaries’ abilities to pay cash dividends to FE as of December 31, 2021.

Common Stock Issuance

FE issued approximately 1 million shares of common stock in 2021, 2 million shares of common stock in 2020 and 3 million shares of common stock in 2019 to registered shareholders and its directors and the employees of its subsidiaries under its Stock Investment Plan and certain share-based benefit plans.

On November 6, 2021, FE entered into a Common Stock Purchase Agreement with BIP Securities II-B L.P., an affiliate of Blackstone Infrastructure Partners L.P., for the private placement of 25,588,535 shares of FE common stock, par value $0.10 per share, at a price of $39.08 per share, representing an investment of $1.0 billion. The transaction settled on December 13, 2021. Issuance costs associated with the transaction were approximately $26 million as of December 31, 2021.

PREFERRED AND PREFERENCE STOCK

FirstEnergy and the Utilities were authorized to issue preferred stock and preference stock as of December 31, 2021, as follows:

	Preferred Stock		Preference Stock
	Shares Authorized	Par Value	Shares Authorized	Par Value
FE	5,000,000	$100
OE	6,000,000	$100	8,000,000	no par
OE	8,000,000	$25
Penn	1,200,000	$100
CEI	4,000,000	no par	3,000,000	no par
TE	3,000,000	$100	5,000,000	$25
TE	12,000,000	$25
JCP&L	15,600,000	no par
ME	10,000,000	no par
PN	11,435,000	no par
MP	940,000	$100
PE	10,000,000	$0.01
WP	32,000,000	no par

As of December 31, 2021 and 2020, there were no preferred stock or preference stock outstanding.

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

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

The following tables present outstanding long-term debt and finance lease obligations for FirstEnergy as of December 31, 2021 and 2020:

	As of December 31, 2021		As of December 31,
(Dollar amounts in millions)	Maturity Date	Interest Rate	2021	2020

FMBs and secured notes - fixed rate	2022-2059	2.650% - 8.250%	$5,021	$4,802
Unsecured notes - fixed rate	2022-2050	1.600% - 7.375%	18,925	17,575
Finance lease obligations			36	45
Unamortized debt discounts			(8)	(34)
Unamortized debt issuance costs			(126)	(118)
Unamortized fair value adjustments			6	7
Currently payable long-term debt			(1,606)	(146)
Total long-term debt and other long-term obligations			$22,248	$22,131

See Note 7, "Leases," for additional information related to finance leases.

During the twelve months ended December 31, 2021, the following long-term debt was issued:

Company	Issuance Date	Interest Rate		Maturity	Amount	Issuance Type	Use of Proceeds

FET	3/19/2021	2.87%		2028	$500 million	Unsecured Notes	Repay short-term borrowings under the former FET Revolving Facility.
MP	4/9/2021	3.55%	(1)	2027	$200 million	FMB	Fund MP’s ongoing capital expenditures, for working capital needs and for other general corporate purposes.
TE	5/6/2021	2.65%		2028	$150 million	Senior Secured Notes	Repay short-term borrowings, fund TE’s ongoing capital expenditures and for other general corporate purposes.
MAIT	5/24/2021	4.10%	(2)	2028	$150 million	Unsecured Notes	Repay borrowings outstanding under FirstEnergy’s regulated company money pool, fund MAIT’s ongoing capital expenditures, to fund working capital and for other general corporate purposes.
JCP&L	6/10/2021	2.75%		2032	$500 million	Unsecured Notes
Repay $450 million of short-term debt under the former FE Revolving Facility, storm recovery and restoration costs and expenses, to fund JCP&L’s ongoing capital expenditures, working capital requirements and for other general corporate purposes.

ATSI	12/1/2021	2.65%		2032	$600 million	Unsecured Notes	Repay outstanding notes and short-term borrowings, to fund ATSI's ongoing capital expenditures, working capital requirements and for other general corporate purposes.

(1) New debt was issued at a premium under a previously issued bond series, resulting in an effective interest rate of 2.06%.
(2) New debt was issued at a premium under a previously issued note series, resulting in an effective interest rate of 2.55%.

In December 2021, notice of redemption was provided for all remaining $850 million of FE's 4.25% Notes, Series B, due 2023, which was completed on January 20, 2022, and with a make-whole premium of approximately $38 million. Due to the redemption, the $850 million in notes is included within currently payable long-term debt on the Consolidated Balance Sheets as of December 31, 2021.

On January 27, 2022, CEI instructed its indenture trustee to provide notice of redemption for all remaining $150 million of CEI's 2.77% Senior Notes, Series A, due 2034, for redemption to occur on March 14, 2022.

Also on January 27, 2022, TE instructed its indenture trustee to provide notice of partial redemption for $25 million of TE's 2.65% Senior Secured Notes, due 2028, for partial redemption which occurred on February 11, 2022.

The following table presents scheduled debt repayments or debt that has been noticed for redemption for outstanding long-term debt, excluding finance leases, fair value purchase accounting adjustments and unamortized debt discounts and premiums, for the next five years as of December 31, 2021.

Year
(In millions)
2022	$1,593
2023	344
2024	1,246
2025	2,023
2026	1,076

Securitized Bonds

Environmental Control Bonds

The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of December 31, 2021 and 2020, $274 million and $300 million of environmental control bonds were outstanding, respectively.

Phase-In Recovery Bonds

In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. In the aggregate, the Ohio Companies are entitled to annual servicing fees of $445 thousand that are recoverable through the usage-based charges. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of December 31, 2021 and 2020, $222 million and $245 million of the phase-in recovery bonds were outstanding, respectively.

FMBs

The Ohio Companies and Penn each have a first mortgage indenture under which they can issue FMBs secured by a direct first mortgage lien on substantially all of their property and franchises, other than specifically excepted property.

Debt Covenant Default Provisions

FirstEnergy has various debt covenants under certain financing arrangements, including its revolving credit facilities and term loans. The most restrictive of the debt covenants relate to the nonpayment of interest and/or principal on such debt and the maintenance of certain financial ratios. The failure by FirstEnergy to comply with the covenants contained in its financing arrangements could result in an event of default, which may have an adverse effect on its financial condition. As of December 31, 2021, FirstEnergy remains in compliance with all debt covenant provisions.

Additionally, there are cross-default provisions in a number of the financing arrangements. These provisions generally trigger a default in the applicable financing arrangement of an entity if it, or any of its significant subsidiaries, default under another financing arrangement in excess of a certain principal amount, typically $100 million. Such defaults by any of the Utilities or Transmission Companies would cross-default certain FE financing arrangements containing these provisions, and a certain FET Financing arrangement, with respect to the Transmission Companies only, such defaults by AE Supply would not cross-default to applicable financing arrangements of FE. Also, defaults by FE would generally not cross-default applicable financing arrangements of any of FE’s subsidiaries. Cross-default provisions are not typically found in any of the senior notes or FMBs of FE or its subsidiaries.
10. SHORT-TERM BORROWINGS AND BANK LINES OF CREDIT

FirstEnergy had no outstanding short-term borrowings as of December 31, 2021 and $2.2 billion of outstanding short-term borrowings as of December 31, 2020.

On November 23, 2020, JCP&L, ME, Penn, TE and WP, borrowed $950 million in the aggregate under the former FE Revolving Facility, bringing the outstanding principal balance to $1.2 billion, with $1.3 billion of remaining availability. On November 23, 2020, FET and ATSI borrowed $1 billion in the aggregate under the former FET Revolving Facility, bringing the outstanding principal balance to $1 billion, with no remaining availability. FE, FET and certain of their respective subsidiaries increased their borrowings under the former Revolving Facilities as a proactive measure to increase their respective cash positions and preserve financial flexibility. These borrowings were repaid in full during 2021.

On October 18, 2021, FE, FET, the Utilities, and the Transmission Companies entered into the 2021 Credit Facilities, which were six separate senior unsecured five-year syndicated revolving credit facilities with JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and PNC Bank, National Association that replaced the FE Revolving Facility and the FET Revolving Facility, and provide for aggregate commitments of $4.5 billion. The 2021 Credit Facilities are available until October 18, 2026, as follows:

•FE and FET, $1.0 billion revolving credit facility;
•Ohio Companies, $800 million revolving credit facility;
•Pennsylvania Companies, $950 million revolving credit facility;
•JCP&L, $500 million revolving credit facility;
•MP and PE, $400 million revolving credit facility; and
•Transmission Companies, $850 million revolving credit facility.

Under the 2021 Credit Facilities, an aggregate amount of $4.5 billion is available to be borrowed, repaid and reborrowed, subject to each borrower's respective sublimit under the respective facilities. These new credit facilities provide substantial liquidity to support the Regulated Distribution and Regulated Transmission businesses, and each of the operating companies within the businesses.

As of December 31, 2021, available liquidity under the 2021 Credit Facilities was $4.5 billion.

Borrowings under the 2021 Credit Facilities may be used for working capital and other general corporate purposes. Generally, borrowings under each of the credit facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the 2021 Credit Facilities contain financial covenants requiring each borrower, with the exception of FE, to maintain a consolidated debt-to-total-capitalization ratio (as defined under each of the 2021 Credit Facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter. FE is required under its 2021 Credit Facility to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters beginning with the quarter ending December 31, 2021.

Subject to each borrower's sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the 2021 Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the 2021 Credit Facilities and against the applicable borrower's borrowing sublimit. As of December 31, 2021, FirstEnergy had $4 million in outstanding LOCs.

The 2021 Credit Facilities do not contain provisions that restrict the ability to borrow or accelerate payment of outstanding advances in the event of any change in credit ratings of the borrowers. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the 2021 Credit Facilities are related to the credit ratings of the company borrowing the funds. Additionally, borrowings under each of the 2021 Credit Facilities are subject to the usual and customary provisions for acceleration upon the occurrence of events of default, including a cross-default for other indebtedness in excess of $100 million.

As of December 31, 2021, the borrowers were in compliance with the applicable interest coverage and debt-to-total-capitalization ratio covenants in each case as defined under the respective 2021 Credit Facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in 2021 was 1.01% per annum for the regulated companies’ money pool and 0.60% per annum for the unregulated companies’ money pool.

Weighted Average Interest Rates

The annual weighted average interest rates on short-term borrowings outstanding as of December 31, 2021 and 2020, were 2.42% and 1.86%, respectively.
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

The following table summarizes the changes to the ARO balances during 2021 and 2020:

ARO Reconciliation	(In millions)

Balance, January 1, 2020	$856
Liabilities settled (1)	(744)
Accretion	47
Balance, December 31, 2020	$159
Changes in timing and amount of estimated cash flows	8
Liabilities settled	(1)
Accretion	13
Balance, December 31, 2021	$179
(1) Includes $726 million related to the closing of the asset purchase and sale agreement with TMI-2 Solutions, LLC, a subsidiary of EnergySolutions, LLC, concerning the transfer and dismantlement of TMI-2.

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

The following table summarizes the key terms of base distribution rate orders in effect for the Utilities as of December 31, 2021:

Company	Rates Effective For Customers	Allowed Debt/Equity	Allowed ROE
CEI	May 2009	51% /49%	10.5%
ME(1)	January 2017	48.8% / 51.2%	Settled(2)
MP	February 2015	54% / 46%	Settled(2)
JCP&L	November 2021(3)	48.6% / 51.4%	9.6%
OE	January 2009	51% /49%	10.5%
PE (West Virginia)	February 2015	54% / 46%	Settled(2)
PE (Maryland)	March 2019	47% / 53%	9.65%
PN(1)	January 2017	47.4% /52.6%	Settled(2)
Penn(1)	January 2017	49.9% / 50.1%	Settled(2)
TE	January 2009	51% / 49%	10.5%
WP(1)	January 2017	49.7% / 50.3%	Settled(2)
(1) Reflects filed debt/equity as final settlement/orders do not specifically include capital structure.
(2) Commission-approved settlement agreements did not disclose ROE rates.
(3) On October 28, 2020, the NJBPU approved JCP&L's distribution rate case settlement with an allowed ROE of 9.6% and a 48.6% debt / 51.4% equity capital structure. Rates are effective for customers on November 1, 2021, but beginning January 1, 2021, JCP&L offset the impact to customers' bills by amortizing an $86 million regulatory liability.

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

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2021-2023 EmPOWER Maryland program cycles to the extent the MDPSC determines that cost-effective programs and services are available. PE's approved 2021-2023 EmPOWER Maryland plan continues and expands upon prior years' programs for a projected total investment of approximately $148 million over the three-year period. PE recovers program investments with a return through an annually reconciled surcharge, with most costs subject to recovery over a five-year period with a return on the unamortized balance. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE.

In 2019, MDPSC issued an order approving PE’s 2018 base rate case filing, which among other things, approved an annual rate increase of $6.2 million, approved three of the four EDIS programs for four years to fund enhanced service reliability programs, directed PE to file a new depreciation study within 18 months, and ordered the filing of a new base rate case in four years to correspond to the ending of the approved EDIS programs. Following the filing of PE’s depreciation study and subsequent filings by the Maryland Office of the People’s Counsel and the staff of the MDPSC, the public utility law judge issued a proposed order reducing PE’s base rates by $2.1 million. The MDPSC denied PE’s appeal of the proposed order on October 26, 2021, and the proposed order was affirmed.

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

NEW JERSEY

JCP&L operates under NJBPU approved rates that were effective for customers as of November 1, 2021. JCP&L provides BGS for retail customers who do not choose a third-party EGS and for customers of third-party EGSs that fail to provide the contracted service. All New Jersey EDCs participate in this competitive BGS procurement process and recover BGS costs directly from customers as a charge separate from base rates.

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to customers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the NJ Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey and on June 7, 2021, the Superior Court issued an order reversing the NJBPU’s CTA rules and remanded the case back to the NJBPU. Specifically, the Court’s ruling requires 100% of the CTA savings to be credited to customers in lieu of the NJBPU’s current policy requiring 25%. On December 6, 2021, the NJBPU issued proposed amended rules modifying its current CTA policy in base rate cases consistent with the Superior Court’s June 7, 2021 order. Once the proposed rules are final, they will be applied on a prospective basis in a future base rate case, however, it is not expected to have a material adverse effect on FirstEnergy’s results or financial condition.

On February 18, 2020, JCP&L submitted a filing with the NJBPU requesting a distribution base rate increase. On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, providing for, among other things, a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. Between January 1, 2021 and October 31, 2021, JCP&L amortized an existing regulatory liability totaling approximately $86 million to offset the base rate increase that otherwise would have occurred in this period. The parties also agreed that the actual net gain from the sale of JCP&L’s interest in the Yards Creek pumped-storage hydro generation facility in New Jersey (210 MWs), as further discussed below, be applied to reduce JCP&L’s existing regulatory asset for previously deferred storm costs. Lastly, the parties agreed that approximately $95 million of Reliability Plus capital investment for projects through December 31, 2020, is included in rate base effective December 31, 2020. Included in the NJBPU approved-settlement in JCP&L’s distribution rate case on October 28, 2020, was that JCP&L will be subject to a management audit. The management audit began at the end of May 2021 and is currently ongoing.

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

On August 27, 2020, JCP&L filed an AMI Program with the NJBPU, which proposed the deployment of approximately 1.2 million advanced meters over a three-year period beginning on January 1, 2023, at a total cost of approximately $418 million, including the pre-deployment phase. The then proposed 3-year deployment was part of the 20-year AMI Program that was projected to cost approximately $732 million and proposed a cost recovery mechanism through a separate AMI tariff rider. On September 14, 2021, JCP&L submitted a supplemental filing, which reflected increases in the AMI Program’s costs. Under the revised AMI Program, during the first six years of the AMI Program from 2022 through 2027, JCP&L estimates costs of $494 million, consisting of capital expenditures of approximately $390 million, incremental operations and maintenance expenses of approximately $73 million and cost of removal of $31 million. On February 8, 2022, JCP&L filed with the NJBPU a stipulation entered into with the NJBPU staff, NJ Rate Counsel and others, that, pending NJBPU approval, would affirm the terms of the revised AMI Program. JCP&L expects a NJBPU order by the end of the first quarter of 2022. The Stipulation also provided that the revised AMI Program-related capital costs, the legacy meter stranded costs, and the operations and maintenance expense will be deferred and placed in regulatory assets, with such amounts sought to be recovered in the JCP&L’s subsequent base rate cases.

On June 10, 2020, the NJBPU issued an order establishing a framework for the filing of utility-run energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act. Under the established framework, JCP&L will recover its program investments with a return over a ten-year amortization period and its operations and maintenance expenses on an annual basis, be eligible to receive lost revenues on energy savings that resulted from its programs and be eligible for incentives or subject to penalties based on its annual program performance, beginning in the fifth year of its program offerings. On September 25, 2020, JCP&L filed its energy efficiency and peak demand reduction program, which consists of 11 energy efficiency and peak demand reduction programs and subprograms to be run from July 1, 2021, through June 30, 2024. On April 23, 2021, JCP&L filed a Stipulation of Settlement with the NJBPU for approval of recovery of lost revenues resulting from the programs and a three-year plan including total program costs of $203 million, of which $158 million of investment is recovered over a ten-year amortization period with a return as well as operations and maintenance expenses and financing costs of $45 million recovered on an annual basis. On April 27, 2021, the NJBPU issued an Order approving the Stipulation of Settlement.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 and continuing until the New Jersey Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. Through various executive orders issued by the New Jersey Governor, the moratorium period was extended to December 31, 2021. On December 21, 2021, the moratorium on residential disconnections for certain entities providing utility service was extended until March 15, 2022. The moratorium on residential disconnections was not extended for investor-owned electric utilities such as JCP&L, but does require that investor-owned electric public utilities offer qualifying residential customers deferred payment arrangements meeting certain minimum criteria prior to disconnecting service.

Credit rating actions taken by S&P and Fitch on October 28, 2020 triggered a requirement from various NJBPU orders that JCP&L file a mitigation plan, which was filed on November 5, 2020, to demonstrate that JCP&L has sufficient liquidity to meet its BGS obligations. On December 11, 2020, the NJBPU held a public hearing on the mitigation plan. Written comments on JCP&L’s mitigation plan were submitted on January 8, 2021.

Pursuant to an NJBPU order requiring all New Jersey electric distribution companies to file electric vehicle programs, JCP&L filed its program on March 1, 2021. JCP&L’s proposed electric vehicle program consisted of six sub-programs, including a consumer education and outreach initiative that would begin on January 1, 2022, and continue over a four-year period. The total proposed budget for the electric vehicle program is approximately $50 million, of which $16 million is capital expenditures and $34 million is for operations and maintenance expenses. JCP&L is proposing to recover the electric vehicle program costs via a non-bypassable rate clause applicable to all distribution customer rate classes, which became effective on January 1, 2022. On May 26, 2021, a procedural schedule was set to include evidentiary hearings the week of October 18, 2021. On July 16, 2021, the procedural schedule was extended by thirty days as requested by JCP&L to continue settlement discussions. On August 19, 2021, the presiding commissioner issued an order modifying the procedural schedule by extending the procedural schedule by ninety days as requested by JCP&L to continue settlement discussions. On November 12, 2021, JCP&L filed a letter with the presiding commissioner requesting a suspension of the procedural schedule in order to allow the parties to continue settlement discussion. On November 23, 2021, the presiding commissioner entered an order suspending the procedural schedule. JCP&L expects an order from the NJBPU by the end of the first quarter of 2022.

OHIO

The Ohio Companies operate under PUCO approved base distribution rates that became effective in 2009. The Ohio Companies currently operate under ESP IV, effective June 1, 2016 and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues the Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (3) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

ESP IV further provided for the Ohio Companies to collect DMR revenues, but the SCOH reversed the PUCO’s decision to include DMR in ESP IV. Subsequently, the PUCO entered an order directing the Ohio Companies to cease further collection through the DMR and credit back to customers a refund of the DMR funds collected since July 2, 2019. On December 1, 2020, the SCOH reversed the PUCO’s exclusion of the DMR revenues from the determination of the existence of significantly excessive earnings under ESP IV for OE for calendar year 2017, and remanded the case to the PUCO with instructions to conduct new proceedings which include the DMR revenues in the analysis, determine the threshold against which the earned return is measured, and make other necessary determinations. As further described below, the Ohio Stipulation resolves the Ohio Companies’ 2017 SEET proceeding.

On July 23, 2019, Ohio enacted HB 6, which included provisions supporting nuclear energy, authorizing a decoupling mechanism for Ohio electric utilities and ending current energy efficiency program mandates. Under HB 6, the energy efficiency program mandates, as well as Ohio electric utilities’ energy efficiency and peak demand reduction cost recovery riders, ended on December 31, 2020, subject to final reconciliation. Third-parties have challenged the Ohio Companies’ authorization to recover all lost distribution revenue under energy efficiency and peak demand reduction cost recovery riders. The Ohio Stipulation resolves the issues related to lost distribution revenue with no financial impact to the Ohio Companies.

On March 31, 2021, the Ohio Governor signed HB 128, which, among other things, repealed parts of HB 6, the legislation that established support for nuclear energy supply in Ohio, provided for a decoupling mechanism for Ohio electric utilities, and provided for the ending of current energy efficiency program mandates. HB 128 was effective June 30, 2021. As FirstEnergy would not have financially benefited from the mechanism to provide support to nuclear energy in Ohio, there is no expected additional impact to FirstEnergy due to the repeal of that provision in HB 6.

As further discussed below, in connection with a partial settlement with the OAG and other parties, the Ohio Companies filed an application with the PUCO on February 1, 2021, to set the respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application. While the partial settlement with the OAG focused specifically on decoupling, the Ohio Companies elected to forego recovery of lost distribution revenue. FirstEnergy also committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings then underway as further discussed herein. As a result of the partial settlement, and the decision to not seek lost distribution revenue, FirstEnergy recognized a $108 million pre-tax charge ($84 million after-tax) in the fourth quarter of 2020, and $77 million (pre-tax) of which is associated with forgoing collection of lost distribution revenue. The Ohio Stipulation affirms the Ohio Companies’ commitment to not seek recovery of lost distribution revenue through the end of its ESP IV in May 2024.

On March 31, 2021, FirstEnergy announced that the Ohio Companies would refund to customers amounts previously collected under decoupling, with interest, totaling approximately $27 million. On July 7, 2021, the PUCO issued an order approving the Ohio Companies’ modified application to refund such amounts to customers and directed that all funds collected through CSR be refunded to customers over a single billing cycle beginning August 1, 2021.

In connection with the audit of the Ohio Companies’ Rider DCR for 2017, the PUCO issued an order on June 16, 2021, directing the Ohio Companies to prospectively discontinue capitalizing certain vegetation management costs and reduce the 2017 Rider DCR revenue requirement by $3.7 million associated with these costs.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor. The auditor filed the final audit report on January 14, 2022, which made findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identify. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the Rider DCR audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15 thousand. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report, and a PUCO attorney examiner has issued a procedural schedule setting an evidentiary hearing on May 9, 2022.

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

On December 7, 2020, the Citizens’ Utility Board of Ohio filed a complaint with the PUCO against the Ohio Companies. The complaint alleges that the Ohio Companies’ new charges resulting from HB 6, and any increased rates resulting from proceedings over which the former PUCO Chairman presided, are unjust and unreasonable, and that the Ohio Companies violated Ohio corporate separation laws by failing to operate separately from unregulated affiliates. The complaint requests, among other things, that any rates authorized by HB 6 or authorized by the PUCO in a proceeding over which the former Chairman presided be made refundable; that the Ohio Companies be required to file a new distribution rate case at the earliest possible date; and that the Ohio Companies’ corporate separation plans be modified to introduce institutional controls. The Ohio Companies are contesting the complaint. On December 21, 2021, the Citizens’ Utility Board of Ohio filed a notice of voluntary dismissal of its complaint without prejudice. The PUCO dismissed the complaint without prejudice on January 12, 2022.

On November 1, 2021, the Ohio Companies, together with the OCC, PUCO Staff, and several other signatories, entered into an Ohio Stipulation with the intent of resolving the ongoing energy efficiency rider audits, various SEET, proceedings, including the Ohio Companies’ 2017 SEET proceeding, and the Ohio Companies’ quadrennial ESP review, each of which was pending before the PUCO. Specifically, the Ohio Stipulation provides that the Ohio Companies’ current ESP IV passes the required statutory test for their prospective SEET review as part of the Quadrennial Review of ESP IV, and except for limited circumstances, the signatory parties have agreed not to challenge the Ohio Companies’ SEET return on equity calculation methodology for their 2021-2024 SEET proceedings. The Ohio Stipulation additionally affirms that: (i) the Ohio Companies’ ESP IV shall continue through its previously authorized term of May 31, 2024; and (ii) the Ohio Companies will file their next base rate case in May 2024, and further, no signatory party will seek to adjust the Ohio Companies’ base distribution rates before that time, except in limited circumstances. The Ohio Companies further agreed to refund $96 million to customers in connection with the 2017-2019 SEET cases, and to provide $210 million in future rate reductions for all customers, including $80 million in 2022, $60 million in 2023, $45 million in 2024, and $25 million in 2025. The PUCO approved the 2017-2019 SEET refunds and 2022 rate reductions December 1, 2021, and refunds began in January 2022. As a result of the PUCO approval, FirstEnergy recognized a $96 million pre-tax charge in the fourth quarter of 2021 at the regulated distribution segment within Amortization (deferral) of Regulatory Assets, net, on the Consolidated Statements of Income associated with the refund. The future rate reductions will be recognized as a reduction to regulated distribution segment’s revenue in the Consolidated Statements of Income as they are provided to the Ohio Companies’ customers.

In connection with an ongoing annual audit of the Ohio Companies’ Rider DCR for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through Rider DCR or through an alternative proceeding. On August 3, 2021, the auditor filed its final report on this phase of the audit, and the parties submitted comments and reply comments on this audit report in October 2021. Additionally, on September 29, 2021, the PUCO expanded the scope of the audit in this proceeding to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from the Ohio Companies’ customers. On November 19, 2021, the auditor filed its final report, in which the auditor concluded that the FirstEnergy Stadium naming rights expenses were not recovered from Ohio customers. On December 15, 2021, the PUCO further expanded the scope of the audit to include an investigation into an apparent nondisclosure of a side agreement in the Ohio Companies’ ESP IV settlement proceedings, but stayed its expansion of the audit until otherwise ordered by the PUCO.

See Note 13, "Commitments, Guarantees and Contingencies" below for additional details on the government investigations and subsequent litigation surrounding the investigation of HB 6.

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. On November 18, 2021, the PPUC issued orders to each of the Pennsylvania Companies directing they operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which DSPs provide for the competitive procurement of generation supply for customers who do not receive service from an alternative EGS. Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. On December 14, 2021, the Pennsylvania Companies filed proposed DSPs for provision of generation for the June 1, 2023 through May 31, 2027 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. Under the 2023-2027 DSPs, supply is proposed to be provided through a mix of 12 and 24-month energy contracts, as well as long-term solar PPAs.

In March 2018, the PPUC approved adjusted customer rates of the Pennsylvania Companies to reflect the net impact of the Tax Act. As a result, the Pennsylvania Companies established riders that, beginning July 1, 2018, refunded to customers tax savings attributable to the Tax Act as compared to the amounts established in their most recent base rate proceedings on a current and going forward basis. The amounts recorded as savings for the total period of January 1 through June 30, 2018, were tracked and were to be addressed for treatment in a future proceeding. On May 17, 2021, the Pennsylvania Companies filed petitions with the PPUC proposing to refund the net savings for the January through June 2018 period to customers beginning January 1, 2022. On November 18, 2021, the PPUC approved the Pennsylvania Companies' proposed refunds, but also revised a previous methodology for calculating the net tax savings, which resulted in additional tax savings attributable to the Tax Act to be refunded to customers and directed the Pennsylvania Companies to file new petitions to propose the timing and methodology to provide these additional refunds to customers. The Pennsylvania Companies recalculated the net impact for 2018 through 2021 under the revised PPUC methodology in comparison to amounts already refunded to customers under the existing riders, which resulted in an additional $61 million in savings, with interest, to be provided to customers. As a result, FirstEnergy recognized a pre-tax charge of $61 million in the fourth quarter of 2021 at the regulated distribution segment within Amortization (deferral) of Regulatory Assets, net, on the Consolidated Statement of Income associated with the additional refund associated with the November 2021 PPUC order and methodology. The Pennsylvania Companies are required to file petitions to propose the timing and methodology of the refund of these amounts by March 3, 2022.

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. The Pennsylvania Companies’ Phase III EE&C plans for the June 2016 through May 2021 period, which were approved in March 2016, with expected costs up to $390 million, are designed to achieve the targets established in the PPUC’s Phase III Final Implementation Order with full recovery through the reconcilable EE&C riders. On June 18, 2020, the PPUC entered a Final Implementation Order for a Phase IV EE&C Plan, operating from June 2021 through May 2026. The Final Implementation Order set demand reduction targets, relative to 2007 to 2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWH for ME, 3.0% MWH for PN, 2.7% MWH for Penn, and 2.4% MWH for WP. The Pennsylvania Companies’ Phase IV plans were filed November 30, 2020 and subsequently approved by PPUC without modification on March 25, 2021.

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On June 25, 2021, the Pennsylvania OCA filed a complaint against Penn’s quarterly DSIC rate, disputing the recoverability of the Companies’ automated distribution management system investment under the DSIC mechanism. On January 26, 2022, the parties filed a joint petition for settlement that resolves all issues in this matter pending PPUC approval.

Following the Pennsylvania Companies’ 2016 base rate proceedings, the PPUC ruled in a separate proceeding related to the DSIC mechanisms that the Pennsylvania Companies were not required to reflect federal and state income tax deductions related to DSIC-eligible property in DSIC rates. The decision was appealed to the Pennsylvania Supreme Court and in July 2021 the court upheld the Pennsylvania Commonwealth Court’s reversal of the PPUC’s decision and remanded the matter back to the PPUC for determination as to how DSIC calculations shall account for ADIT and state taxes. The matter awaits further action by the PPUC. The adverse ruling by the Pennsylvania Supreme Court is not expected to result in a material impact to FirstEnergy.

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

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC approved rates that became effective in February 2015. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is updated annually.

On December 30, 2020, MP and PE filed with the WVPSC a determination of the rate impact of the Tax Act with respect to ADIT. The filing proposed an annual revenue reduction of $2.6 million, effective January 1, 2022, with reconciliation and any resulting adjustments incorporated into annual ENEC proceedings. On August 12, 2021, a unanimous settlement was reached with all the parties agreeing to a $7.7 million rate reduction beginning January 1, 2022, with a true-up in the ENEC proceeding each year. On November 30, 2021, the WVPSC approved the settlement on all terms, except for the proposed effective date of the rate reduction, which was held in abeyance until further notice.

On August 27, 2021, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $19.6 million beginning January 1, 2022, which represented a 1.5% increase to the rates currently in effect. WVPSC issued an order on December 29, 2021, granting the requested $19.6 million increase in ENEC rates. Among other things, the order requires MP and PE to refund to its large industrial customers their respective portion of the $7.7 million rate reduction discussed above and also requires MP and PE to negotiate a PPA for its capacity shortfall and a reasonable reserve margin if certain conditions are met.

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE from other customers through a surcharge for any solar investment not fully subscribed by their customers. A hearing has been set for March 16, 2022. The solar generation project is expected to cost approximately $100 million and begin being in-service by the end of 2023 and finalized no later than the end of 2025.

On August 27, 2021, MP and PE filed with the WVPSC a biennial review of the vegetation management surcharge seeking a $16 million annual revenue increase. A settlement among the parties was reached on December 3, 2021 and on December 27, 2021, the WVPSC approved the settlement, which granted a $16 million increase in rates, and continued the vegetation management program and surcharge for another two years. Additionally, the WVPSC order added a provision requiring equipment inspections be performed within a reasonable time after vegetation management occurs on a circuit.

On December 17, 2021, MP and PE filed with the WVPSC for approval of environmental compliance projects at the Ft. Martin and Harrison Power Stations to comply with the EPA’s ELG and operate these plants beyond 2028. The request includes a surcharge to recover the expected $142 million capital investment and $3 million in annual operation and maintenance expense. A ruling from the WVPSC is expected in mid-summer 2022, and if approved, construction would be expected to be completed by the end of 2025. See "Environmental Matters - Clean Water Act" below, for additional details on the EPA's ELG.

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

The following table summarizes the key terms of rate orders in effect for transmission customer billings for FirstEnergy's transmission owner entities as of December 31, 2021:

Company	Rates Effective	Capital Structure	Allowed ROE
ATSI	January 1, 2015	Actual (13-month average)	10.38%
JCP&L	January 1, 2020	Actual (13-month average)	10.20%
MP	January 1, 2021(1)(2)	Actual (13-month average)(1)	11.35%(1)
PE	January 1, 2021(1)(2)	Actual (13-month average)(1)	11.35%(1)
WP	January 1, 2021(1)(2)	Actual (13-month average)(1)	11.35%(1)
MAIT	July 1, 2017	Lower of Actual (13-month average) or 60%	10.3%
TrAIL	July 1, 2008	Actual (year-end)	12.7%(TrAIL the Line & Black Oak SVC) 11.7% (All other projects)
(1) Effective on January 1, 2021, MP, PE, and WP have implemented a forward-looking formula rate, which has been accepted by FERC, subject to refund, pending further hearing and settlement procedures.
(2) See FERC Action on Tax Act below.

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

Federally enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, AE Supply, and the Transmission Companies. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to six regional entities, including RFC. All of the facilities that FirstEnergy operates are located within RFC. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations. One of the audit report findings and related recommendations state that FirstEnergy may have used an inappropriate methodology for allocation of certain costs to regulatory capital accounts under certain FERC regulations and reporting. Based on the finding and related recommendations, FirstEnergy is currently performing an analysis of these costs and how it impacted certain wholesale transmission customer rates. FirstEnergy is unable to predict or estimate the final outcome of this analysis and audit, however, it could result in refunds, with interest, to certain wholesale transmission customers and/or write-offs of previously capitalized costs if they are determined to be nonrecoverable.

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, and certain costs for transmission-related vegetation management programs. A portion of these costs would have been charged to the Ohio Companies. Additionally, ATSI proposed certain income tax-related adjustments and certain tariff changes addressing the revenue credit components of the formula rate template. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund and setting the matter for hearing and settlement proceedings. ATSI and the parties to the FERC proceeding subsequently were able to reach settlement, and on October 14, 2021, filed the settlement with FERC. As a result of the filed settlement, FirstEnergy recognized a $21 million pre-tax charge during the third quarter of 2021, which was recognized in Other Operating Expenses on the FirstEnergy Consolidated Statements of Income. This $21 million charge reflects the difference between amounts originally recorded as regulatory assets and amounts which will ultimately be recovered as a result of the pending settlement. From a segment perspective, during the third quarter of 2021, the Regulated Transmission segment recorded a pre-tax charge of $48 million and the Regulated Distribution segment recognized a $27 million reduction to a reserve previously recorded in 2010. In addition, the settlement provides for partial recovery of future incurred costs allocated to ATSI by MISO for the above-referenced transmission projects that were constructed by other MISO transmission owners, which is not expected to have a material impact on FirstEnergy or ATSI. The uncontested settlement is pending before FERC for approval.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. On November 18, 2021, FERC issued an order that: (i) accepted ATSI proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed ATSI to make a further compliance filing by January 17, 2022; and (iii) set the amount of ATSI’s recorded ADIT balances as of December 31, 2017, for hearing and settlement procedures. ATSI submitted the compliance filing, and is participating in settlement negotiations. On December 3, 2021, FERC issued an order that (i) accepted MAIT’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed MAIT to make a further compliance filing by February 1, 2022; and (iii) set the amount of MAIT’s recorded ADIT balances as of December 31, 2017 for hearing and settlement procedures. MAIT submitted the compliance filing, and is participating in settlement negotiations. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. On May 4, 2021, FERC staff requested additional information about PATH’s proposed rate base adjustment mechanism, and PATH submitted the requested information on June 3, 2021. On July 12, 2021, FERC staff requested additional information about TrAIL’s proposed rate base adjustment mechanism. TrAIL filed its response on August 6, 2021. The PATH and TrAIL compliance filings each remain pending before FERC. MP, WP and PE (as holders of a “stated” transmission rate when Order No. 864 issued) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020, and which have been accepted by FERC effective January 1, 2021, subject to refund, pending further hearing and settlement procedures, MP, WP and PE are engaged in settlement negotiations with other parties to this proceeding. JCP&L addressed these requirements as part of its transmission formula rate case, which was resolved by a settlement approved by FERC on April 15, 2021.

Transmission ROE Methodology

On May 20, 2021, in a case not involving FirstEnergy, FERC issued Opinion No. 575 in which it reiterated the nationwide ROE methodology set forth in 2020 in Opinion Nos. 569-A and 569-B. Under this methodology, FERC employs three financial models – discounted cash flow, capital-asset pricing, and risk premium – to calculate a composite zone of reasonableness. As it has done in other recent ROE cases, FERC rejected the use of the expected earnings methodology in calculating the authorized ROE. A request for clarification or, alternatively, rehearing of Opinion No. 575 was filed on June 21, 2021, and on September 9, 2021, FERC issued an order clarifying aspects of its prior opinion, but affirming the result. On July 15, 2021, FERC issued another order, addressing ROE for a generation company in New England, which applied a standard consistent with Opinion Nos. 569-A and 569-B. FERC’s Opinion Nos. 569-A and 569-B, upon which Opinion No. 575 is based, have been appealed to the D.C. Circuit. FirstEnergy is not participating in the appeal. Any changes to FERC’s transmission rate ROE and incentive policies for transmission rates would be applied on a prospective basis.

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

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to implement a forward-looking formula transmission rate, to be effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were accepted for filing by FERC on December 31, 2020, effective January 1, 2021, subject to refund, pending further hearing and settlement procedures and were consolidated into a single proceeding. MP, PE and WP, and KATCo are engaged in settlement negotiations with the other parties to the formula rate proceedings. KATCo will be included in the Regulated Transmission reportable segment.
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

As of December 31, 2021, outstanding guarantees and other assurances aggregated approximately $1.1 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($0.6 billion) and other assurances ($0.5 billion).

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

As of December 31, 2021, $55 million of collateral has been posted by FE or its subsidiaries and is included in Prepaid taxes and other current assets on FirstEnergy's Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of December 31, 2021:

Potential Collateral Obligations	Utilities and FET	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$44	$—	$44
Surety Bonds (collateralized amount)(1)	57	258	315
Total Exposure from Contractual Obligations	$101	$258	$359
(1) Surety Bonds are not tied to a credit rating. Surety Bonds' impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $39 million of surety obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

OTHER COMMITMENTS AND CONTINGENCIES

FE was previously a guarantor under a $120 million syndicated senior secured term loan facility due November 12, 2024, which Global Holding repaid during the fourth quarter of 2021, and as a result, FirstEnergy’s guarantee is no longer in effect.

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

In September 2016, the U.S. joined in adopting the agreement reached on December 12, 2015, at the United Nations Framework Convention on Climate Change meetings in Paris to reduce GHGs. The Paris Agreement’s non-binding obligations to limit global warming to below two degrees Celsius became effective on November 4, 2016. On June 1, 2017, the Trump Administration announced that the U.S. would cease all participation in the Paris Agreement. On January 20, 2021, President Biden signed an executive order re-adopting the agreement on behalf of the U.S. In November 2020, FirstEnergy published its Climate Story which includes its climate position and strategy, as well as a new comprehensive and ambitious GHG emission goal. FirstEnergy pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in GHGs within FirstEnergy’s direct operational control by 2030, based on 2019 levels. Future resource plans to achieve carbon reductions, including any determination of retirement dates of the regulated coal-fired generation, will be developed by working collaboratively with regulators in West Virginia. Determination of the useful life of the regulated coal-fired generation could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s and/or MP’s financial condition, results of operations, and cash flow. Furthermore, FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. The D.C. Circuit decision is subject to legal challenge. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal CWA and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. The EPA is reconsidering the ELG rule with a publicly announced target of issuing a proposed revised rule in the Fall of 2022 and a final rule by the Spring of 2023. In the interim, the rule issued on August 31, 2020, remains in effect. Depending on the outcome of appeals and how final rules are ultimately implemented, the compliance with these standards, could require additional capital expenditures or changes in operations at Ft. Martin and Harrison power stations from what was filed with the WVPSC in December 2021 that seeks approval of environmental compliance projects to comply with the EPA’s ELG.

After the completion of a negotiated settlement, a complaint was filed by the EPA and PA DEP on January 10, 2022 in Federal District Court for the Western District of Pennsylvania, alleging, among other things, that WP violated the CWA in connection with past boron exceedances at WP’s Springdale and Mingo landfills. On January 11, 2022, WP entered into a consent decree with the EPA and PA DEP resolving the matters addressed in the complaint, which, among other things, requires a civil penalty of $610 thousand. The consent decree is subject to final approval by the District Court pending public comment.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the RCRA, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule also allows for an extension of the closure deadline based on meeting proscribed site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the closure date of McElroy's Run CCR impoundment facility until 2024, which request is pending technical review by the EPA. AE Supply continues to operate McElroy’s Run as a disposal facility for FG’s Pleasants Power Station.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of December 31, 2021, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $105 million have been accrued through December 31, 2021, of which, approximately $70 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

In addition to the subpoenas referenced above under “—United States v. Larry Householder, et. al.” and the SEC investigation, certain FE stockholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, and the complaints in each of these suits is related to allegations in the complaint and supporting affidavit relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. The plaintiffs in each of the below cases seek, among other things, to recover an unspecified amount of damages (unless otherwise noted). Unless otherwise indicated, no contingency has been reflected in FirstEnergy’s consolidated financial statements with respect to these lawsuits as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

•In re FirstEnergy Corp. Securities Litigation (Federal District Court, S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
•MFS Series Trust I, et al. v. FirstEnergy Corp., et al. (Federal District Court, S.D. Ohio) on December 17, 2021, purported stockholders of FE filed a complaint against FE, certain current and former officers, and certain current and former officers of EH. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions regarding FE’s business and its results of operations, and seeks the same relief as the In re FirstEnergy Corp. Securities Litigation described above. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH, all actions have been consolidated); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE (the OAG also named FES as a defendant), each alleging civil violations of the Ohio Corrupt Activity Act in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (CSR) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero and no additional customer bills will include new decoupling rider charges after February 8, 2021. The cases are stayed pending final resolution of the United States v. Larry Householder, et al. criminal proceeding described above, although on August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy. On November 9, 2021, the OAG filed a motion to lift the agreed-upon stay, which FE opposed on November 19, 2021; the motion remains pending. On December 2, 2021, the cities and FE entered a stipulated dismissal with prejudice of the cities’ suit.
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio, all actions have been consolidated); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FE filed putative class action lawsuits against FE and FESC, as well as certain current and former FE officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. The court denied FE’s motions to dismiss and stay discovery on February 10 and 11, 2021, respectively, and the defendants submitted answers to the complaint on March 10, 2021. The plaintiffs moved to certify the case as a class action on June 28, 2021, and moved for leave to amend the complaint to add FES as a defendant on September 27, 2021. The court granted the motion to amend on November 10, 2021. On November 9, 2021, the court issued an order granting Plaintiffs' motion for class certification, but vacated that order on November 19, 2021, to allow defendants to take the named plaintiffs’ depositions and to file an opposition to the motion, which they filed on December 14, 2021. On November 19, 2021, FE and FESC moved for judgment on the pleadings. One of the individual defendants moved to dismiss the amended complaint on November 24, 2021. On December 28, 2021, the parties jointly moved the court to stay consideration of the pending motions for class certification, to dismiss, and for judgment on the pleadings for 45 days. The court granted the motion on December 29, 2021, and the cases are currently stayed. FE is engaged with the parties in settlement discussions, and believes that it is probable that it will incur a loss in connection with the resolution of these lawsuits. As a result, FirstEnergy recognized in the fourth quarter of 2021 a pre-tax reserve of $37.5 million in the aggregate with respect to these lawsuits and the Emmons lawsuit below.

•Emmons v. FirstEnergy Corp. et al. (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, the Ohio Companies, along with FES, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices. On October 1, 2020, plaintiffs filed a First Amended Complaint, adding as a plaintiff a purported customer of FirstEnergy and alleging a civil violation of the Ohio Corrupt Activity Act and civil conspiracy against FE, FESC and FES. On May 4, 2021, the court granted the defendants’ motion to dismiss plaintiffs’ breach of contract claims and denied the remainder of the motions to dismiss. The defendants submitted answers to the complaint on June 1, 2021. Discovery is proceeding. On December 30, 2021, the plaintiff filed a Second Amended Complaint removing one of the named plaintiffs and updating the class definition. FE is engaged with the parties in settlement discussions, and believes that it is probable that it will incur a loss in connection with the resolution of these lawsuits. As a result, FirstEnergy recognized in the fourth quarter of 2021 a pre-tax reserve of $37.5 million in the aggregate with respect to this lawsuit and the lawsuits above consolidated with Smith in the S.D. Ohio alleging, among other things, civil violations of the Racketeer Influenced and Corrupt Organizations Act.

On February 9, 2022, FE, acting through the SLC, agreed to a settlement term sheet to resolve the following shareholder derivative lawsuits relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder that were filed in the S.D. Ohio, the N.D. Ohio, and the Ohio Court of Common Pleas, Summit County:

•Gendrich v. Anderson, et al. and Sloan v. Anderson, et al. (Common Pleas Court, Summit County, OH, all actions have been consolidated); on July 26, 2020 and July 31, 2020, respectively, purported stockholders of FE filed shareholder derivative action lawsuits against certain FE directors and officers, alleging, among other things, breaches of fiduciary duty.
•Miller v. Anderson, et al. (Federal District Court, N.D. Ohio); Bloom, et al. v. Anderson, et al.; Employees Retirement System of the City of St. Louis v. Jones, et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Anderson et al.; Massachusetts Laborers Pension Fund v. Anderson et al.; The City of Philadelphia Board of Pensions and Retirement v. Anderson et al.; Atherton v. Dowling et al.; Behar v. Anderson, et al. (Federal District Court, S.D. Ohio, all actions have been consolidated); beginning on August 7, 2020, purported stockholders of FE filed shareholder derivative actions alleging the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Exchange Act.

The proposed settlement, which is subject to court approval, will fully resolve the shareholder derivative lawsuits above and stipulates a series of corporate governance enhancements, that is expected to result in the following:

•Six members of the FE Board, Messrs. Michael J. Anderson, Donald T. Misheff, Thomas N. Mitchell, Christopher D. Pappas and Luis A. Reyes, and Ms. Julia L. Johnson will not stand for re-election at FE’s 2022 annual shareholder meeting;
•A special FE Board committee of at least three recently appointed independent directors will be formed to initiate a review process of the current senior executive team, to begin within 30 days of the 2022 annual shareholder meeting;
•The FE Board will oversee FE’s lobbying and political activities, including periodically reviewing and approving political and lobbying action plans prepared by management;
•The FE Board will form another committee of recently appointed independent directors to oversee the implementation and third-party audits of the FE Board-approved action plans with respect to political and lobbying activities;
•FE will implement enhanced disclosure to shareholders of political and lobbying activities, including enhanced disclosure in its annual proxy statement; and
•FE will further align financial incentives of senior executives to proactive compliance with legal and ethical obligations.

The settlement also includes a payment to FirstEnergy of $180 million, to be paid by insurance after court approval, less any court-ordered attorney’s fees awarded to plaintiffs.

In letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing non-public audit being conducted by FERC's Division of Audits and Accounting. While no contingency has been reflected in the consolidated financial statements, FirstEnergy believes that it is probable that it will incur a loss in connection with the resolution of the FERC investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, FirstEnergy cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the FERC investigation.

The outcome of any of these lawsuits, governmental investigations and audit is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ reputation, business, financial condition, results of operations, liquidity, and cash flows.

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

14. DISCONTINUED OPERATIONS

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

Income Taxes

As a result of the FES Debtors’ tax return deconsolidation, FirstEnergy recognized a worthless stock deduction, of approximately $4.9 billion, net of unrecognized tax benefits of $316 million, for the remaining tax basis in the stock of the FES Debtors. Based upon completion of the IRS’s review of the 2020 federal income tax return during fourth quarter 2021, FirstEnergy recognized the full tax benefit of the worthless stock deduction of approximately $5.2 billion, or $1.1 billion on a tax-effected basis, net of valuation allowances recorded against the state tax benefit ($21 million), eliminating associated uncertain tax position reserves.

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

Summarized Results of Discontinued Operations

Summarized results of discontinued operations for the years ended December 31, 2021, 2020, and 2019 were as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019

Revenues	$—	$7	$188
Fuel	—	(6)	(140)
Other operating expenses	—	(6)	(63)
General taxes	—	—	(14)
Pleasants economic interest(1)	—	5	27
Other expense, net	(4)	—	(2)
Loss from discontinued operations, before tax	(4)	—	(4)
Income tax expense (benefit)	(1)	—	47
Loss from discontinued operations, net of tax	(3)	—	(51)

Settlement consideration and services credit	—	(1)	7
Accelerated net pension and OPEB prior service credits	—	18	—
Gain on disposal of FES and FENOC, before tax	—	17	7
Income tax benefits, including worthless stock deduction	(47)	(59)	(52)
Gain on disposal of FES and FENOC, net of tax	47	76	59

Income from discontinued operations	$44	$76	$8
(1) Reflects the estimated amounts owed from FG for its economic interests in Pleasants effective January 1, 2019. As discussed above, settlement of the economic interests occurred during the first quarter of 2020.
FirstEnergy's Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of cash flow items from discontinued operations for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
(In millions)	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from discontinued operations	$44	$76	$8
Gain on disposal, net of tax	(47)	(76)	(59)
Deferred income taxes and investment tax credits, net	—	—	47
15. SEGMENT INFORMATION

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity through its reportable segments, Regulated Distribution and Regulated Transmission.

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its POLR, SOS, SSO and default service requirements in Ohio, Pennsylvania, New Jersey, and Maryland. This segment also controls 3,580 MWs of regulated electric generation capacity located primarily in West Virginia and Virginia. The segment's results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs. The transaction to transfer TMI-2 to TMI-2 Solutions, LLC was consummated on December 18, 2020, and as a result, during the fourth quarter of 2020 FirstEnergy recognized an after-tax gain of approximately $33 million, primarily associated with the write-off of a tax related regulatory liability. Included within the segment is $45 million of assets classified as held for sale as of December 31, 2020 associated with the asset purchase agreement with Yards Creek; see Note 12, "Regulatory Matters," for additional information.

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities. On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA, with Brookfield and Brookfield Guarantors pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction is subject to customary closing conditions, including approval from the FERC and review by the CFIUS. KATCo, which is currently a subsidiary of FET, will become a wholly owned subsidiary of FE prior to the closing of the transaction and will remain in the Regulated Transmission segment.

Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE's retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transaction are shown separately in the following table of Segment Financial Information. As of December 31, 2021, 67 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, is included in Corporate/Other. As of December 31, 2021, Corporate/Other had approximately $7.9 billion of FE holding company debt.

Financial information for each of FirstEnergy’s business segments and reconciliations to consolidated amounts is presented in the tables below. FirstEnergy evaluates segment performance based on Income (loss) from continuing operations.
Segment Financial Information

For the Years Ended	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)

December 31, 2021
External revenues	$9,510	$1,608	$14	$—	$11,132
Internal revenues	201	10	—	(211)	—
Total revenues	9,711	1,618	14	(211)	11,132
Provision for depreciation	911	325	3	63	1,302
Amortization of regulatory assets, net	260	9	—	—	269
DPA penalty	—	—	230	—	230
Miscellaneous income (expense), net	399	41	89	(12)	517
Interest expense	523	248	382	(12)	1,141
Income taxes (benefits)	364	127	(171)	—	320
Income (loss) from continuing operations	1,288	408	(457)	—	1,239
Property additions	$1,395	$958	$92	$—	$2,445

December 31, 2020
External revenues	$9,168	$1,613	$9	$—	$10,790
Internal revenues	195	17	—	(212)	—
Total revenues	9,363	1,630	9	(212)	10,790
Provision for depreciation	896	313	4	61	1,274
Amortization (deferral) of regulatory assets, net	(64)	11	—	—	(53)
Miscellaneous income (expense), net	332	30	83	(13)	432
Interest expense	501	219	358	(13)	1,065
Income taxes (benefits)	113	138	(125)	—	126
Income (loss) from continuing operations	959	464	(420)	—	1,003
Property additions	$1,514	$1,067	$76	$—	$2,657

December 31, 2019
External revenues	$9,511	$1,510	$14	$—	$11,035
Internal revenues	187	16	—	(203)	—
Total revenues	9,698	1,526	14	(203)	11,035
Provision for depreciation	863	284	5	68	1,220
Amortization (deferral) of regulatory assets, net	(89)	10	—	—	(79)
Miscellaneous income (expense), net	174	15	80	(26)	243
Interest expense	495	192	372	(26)	1,033
Income taxes	271	113	(171)	—	213
Income (loss) from continuing operations	1,076	447	(619)	—	904
Property additions	$1,473	$1,090	$102	$—	$2,665

As of December 31, 2021
Total assets	$30,812	$13,237	$1,383	$—	$45,432
Total goodwill	$5,004	$614	$—	$—	$5,618

As of December 31, 2020
Total assets	$30,855	$12,592	$1,017	$—	$44,464
Total goodwill	$5,004	$614	$—	$—	$5,618

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

FirstEnergy has established disclosure controls and procedures to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports FirstEnergy files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

The management of FirstEnergy, with the participation of the chief executive officer and chief financial officer, have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Based on that evaluation, the chief executive officer and chief financial officer of FirstEnergy have concluded that its disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Management of the FirstEnergy is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. FirstEnergy’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of FirstEnergy's internal control over financial reporting as of December 31, 2021, based on the framework in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that FirstEnergy's internal control over financial reporting was effective as of December 31, 2021

The effectiveness of FirstEnergy’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Remediation of Previous Material Weakness in Internal Control over Financial Reporting

As disclosed in FirstEnergy's Form 10-K for the fiscal year ended December 31, 2020, management previously identified a material weakness in FirstEnergy's internal control over financial reporting related to its senior management failing to set an appropriate tone at the top. Management and the FE Board take FirstEnergy’s internal control over financial reporting and the integrity of its financial statements seriously. FirstEnergy completed the documentation and testing of the remedial actions and management concluded that as a result of the corrective activities implemented, the previously disclosed material weakness had been remediated as of September 30, 2021. Management, the FE Board, along with the Audit Committee, and its subcommittee, remediated the material weakness by focusing on people, training, and communication as detailed in the following remedial activities:

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

•the appointment of a new Vice Chair of the FE Board and Executive Director to help lead efforts to enhance FirstEnergy’s reputation with external stakeholders;

•the appointment of new independent directors to the FE Board;

•the appointment of a new Chief Ethics & Compliance Officer who is overseeing the ethics and compliance program and implementation of enhancements to the existing compliance structure and role;

•the FE Board's reinforcement of and executive team’s recommitment to the importance of setting appropriate tone at the top and the expectation to demonstrate FirstEnergy’s core values and behaviors which support an ethical and compliant culture, as well as adherence to internal control over financial reporting; and

•increased communication and training of employees with respect to:

•FirstEnergy’s commitment to ethical standards and integrity of its business procedures,
•compliance requirements,
•FirstEnergy’s code of conduct and other FirstEnergy policies, and
•availability of and the process for reporting suspected violations of law or code of conduct.

Management and the FE Board are committed to maintaining a strong internal control environment and believe the above efforts, which have been tested and are operating effectively, have remediated the material weakness.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, FirstEnergy's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION

None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to FirstEnergy's 2022 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to FirstEnergy’s 2022 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Item 403 of Regulation S-K information required by Item 12 is incorporated herein by reference to FirstEnergy's 2022 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

The following table contains information as of December 31, 2021, regarding compensation plans for which shares of FE common stock may be issued.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	3,098,266	(1)	$—	(2)	12,687,546	(3)
Equity compensation plans not approved by security holders(4)	—		$—		—
Total	3,098,266		$—		12,687,546
(1) This number includes 1,373,989 shares subject to outstanding awards of stock based RSUs granted under the ICP 2007, ICP 2015 and ICP 2020 if paid at target for the three outstanding cycles, as well as 1,373,989 additional shares assuming maximum performance metrics are achieved for the 2019-2021, 2020-2022, and 2021-2023 cycles of stock based RSUs, 1,381 outstanding EDCP related shares to be paid in stock and 348,907 shares related to the DCPD that will be paid in stock. Not reflected in the table are 23,232 shares related to the AYE Director's Plan that will be paid in stock per the election of the recipient.
(2) There are no outstanding options, therefore, no consideration is required from participants for the exercise or vesting of any outstanding equity compensation awards.
(3) Represents shares available for issuance, assuming maximum performance metrics are achieved (or approximately 4,885,314 under ICP 2015 and 9,176,220 under ICP 2020, available assuming performance at target) for the 2019-2021, 2020-2022, and 2021-2023 cycles of stock-based RSUs, with respect to future awards under the ICP 2020 and future accruals of dividends on awards outstanding under ICP 2015 or ICP 2020. Additional shares may become available under the ICP 2015 or ICP 2020 due to cancellations, forfeitures, cash settlements or other similar circumstances with respect to outstanding awards. In addition, nominal amounts of shares may be issued in the future under the AYE Director's Plan to cover future dividends that may accrue on amounts previously deferred and payable in stock, but new awards are no longer being granted under the Allegheny plan or the ICP 2007.
(4) All equity compensation plans have been approved by security holders.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to FirstEnergy’s 2022 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

A summary of the audit and all other fees for services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2021 and 2020, are as follows:

	Audit Fees(1)		All Other Fees(2)
	2021	2020	2021	2020
	(In thousands)
FirstEnergy	$7,902	$7,882	$287	$225
(1)Professional services rendered for the audits of FirstEnergy's annual financial statements and reviews of unaudited financial statements included in FirstEnergy's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters, agreed upon procedures and consents for financings and filings made with the SEC.
(2)All other fees primarily reflect certain costs incurred as a result of the ongoing SEC investigation, software subscription fees, and accounting research license costs in 2021 and 2020. 2021 also includes fees for ESG metric and reporting assessment, and 2020 also includes fees for system implementation quality assurance services.
Tax Fees and Audit-Related Fees

There were no tax-related or other audit-related fees paid to PricewaterhouseCoopers LLP in 2021 or 2020.

Additional information required by this item is incorporated herein by reference to FirstEnergy’s 2022 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as a part of this report on Form 10-K:
1. Financial Statements:
Management’s Report on Internal Control Over Financial Reporting for FirstEnergy Corp. is listed under Item 9A, "Controls and Procedures" herein.
Report of Independent Registered Public Accounting Firm (PCAOB ID 238) for FirstEnergy Corp. is listed under Item 8, "Financial Statements and Supplementary Data," herein.
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

3. Exhibits

Exhibit Number

3-1	Amended and Restated Articles of Incorporation of FirstEnergy Corp. (incorporated by reference to FE’s Form 10-Q filed July 23, 2019, Exhibit 3-1, File No. 333-21011).

3-2	Second Amended and Restated Code of Regulations of FirstEnergy Corp., effective May 18, 2021 (incorporated by reference to FE’s Form 8-K on May 19, 2021, Exhibit 3, File No. 333-21011).

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

4-3	Form of 2.85% Note, Series A, due 2022 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

4-4	Form of 3.90% Note, Series B, due 2027 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

4-5	Form of 4.85% Note, Series C, due 2047 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

4-6
Officer’s Certificate relating to FirstEnergy Corp.'s 2.050% Notes, Series A, due 2025, 2.650% Notes, Series B, due 2030 and 3.400% Notes, Series C, due 2050 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.1, File No. 333-21011).

4-7	Form of 2.050% Note, Series A, due 2025 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.2, File No. 333-21011).

4-8	Form of 2.650% Note, Series B, due 2030 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.3, File No. 333-21011).

4-9	Form of 3.400% Note, Series C, due 2050 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.4, File No. 333-21011).

4-10
Officer’s Certificate relating to FirstEnergy Corp.'s 1.600% Notes, Series A, due 2026, 2.250% Notes, Series B, due 2030 (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.1, File No. 333-21011).

4-11	Form of 1.600% Note, Series A, due 2026 (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.2, File No. 333-21011).

Exhibit Number

4-12		Form of 2.250% Note, Series B, due 2030 (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.3, File No. 333-21011).

4-13		Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934 (incorporated by reference to FE's Form 10-K filed February 10, 2020, Exhibit 4-10, File No. 333-21011).

10-1
Credit Agreement, dated as of October 18, 2021, by and among FirstEnergy Corp., FirstEnergy Transmission, LLC, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FE’s Form 8-K filed October 18, 2021, Exhibit 10.1, File No. 333-210111).

10-2
Credit Agreement, dated as of October 18, 2021, by and among The Cleveland Electric Illuminating Company, Ohio Edison Company, The Toledo Edison Company, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed October 18, 2021, Exhibit 10.2, File No. 333-21011).

10-3
Credit Agreement, dated as of October 18, 2021, by and among Metropolitan Edison Company, Pennsylvania Power Company, Pennsylvania Electric Company, West Penn Power Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed October 18, 2021, Exhibit 10.3, File No. 333-21011).

10-4
Credit Agreement, dated as of October 18, 2021, by and among Jersey Central Power & Light Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed October 18, 2021, Exhibit 10.4, File No. 333-21011).

10-5
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

10-6
Credit Agreement, dated as of October 18, 2021, by and among Monongahela Power Company, The Potomac Edison Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd, as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed October 18, 2021, Exhibit 10.6, File No. 333-21011)

10-7		Consent Decree dated March 18, 2005 (incorporated by reference to FE’s Form 8-K filed March 18, 2005, Exhibit 10-1, File No. 333-21011).

10-8
Settlement Agreement, dated as of August 26, 2018, by and among the Debtors, the FE Non-Debtor Parties, the Ad Hoc Noteholders Group, the Bruce Mansfield Certificateholders Group and the Committee (in each case, as defined therein) (incorporated by reference to FE’s Form 8-K filed August 27, 2018, Exhibit 10.1, File No. 333-21011).

10-9		Deferred Prosecution Agreement, dated as of July 21, 2021 (incorporated by reference to FE’s Form 8-K filed July 22, 2021, Exhibit 10.1, File No. 333-21011)

10-10	(A)
Purchase and Sale Agreement, dated as of November 6, 2021, among the FirstEnergy Corp. and North American Transmission Company II LLC, and Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P. and Brookfield Super-Core Infrastructure Partners (ER) SCSp, as guarantors.

10-11
Common Stock Purchase Agreement, dated as of November 6, 2021, among the FirstEnergy Corp. and BIP Securities II-B L.P. (incorporated by reference to FE’s Form S-3 filed on December 13, 2021, Exhibit 4(d), File No. 333-210111).

10-12
Director Appointment and Nomination Agreement, dated March 16, 2021, by and among the Icahn Group and FirstEnergy (incorporated by reference to FE's Form 8-K filed March 16, 2021, Exhibit 10.1, File No. 333-21011).

10-13	(B)
FirstEnergy Corp. Deferred Compensation Plan for Outside Directors, amended and restated January 1, 2005, further amended December 31, 2010 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-6, File No. 333-21011).

10-14	(B)	Amendment No. 1 to Deferred Compensation Plan for Outside Directors, effective as of January 1, 2012 (incorporated by reference to FE's Form 10-Q filed May 3, 2011, Exhibit 10.7, File No. 333-21011).

10-15	(B)
Amendment No. 2 to FirstEnergy Corp. Deferred Compensation Plan for Outside Directors, effective January 21, 2014, (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-8, File No. 333-21011).

10-16	(B)
Amendment No. 3 to FirstEnergy Corp. Deferred Compensation Plan for Outside Directors, dated January 14, 2019 and effective as of April 1, 2018 (incorporated by reference to FE's Form 10-K filed February 19, 2019, Exhibit 10-7, File No.333-21011).

Exhibit Number

10-17	(B)
FirstEnergy Corp. Supplemental Executive Retirement Plan, amended and restated January 1, 2005, further amended December 31, 2010 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-9, File No. 333-21011).

10-18	(B)
Amendment No. 1 to FirstEnergy Corp. Supplemental Executive Retirement Plan, effective January 1, 2012 (incorporated by reference to FE's Form 10-Q filed May 3, 2011, Exhibit 10.8, File No. 333-21011).

10-19	(B)
Amendment No. 2 to FirstEnergy Corp. Supplemental Executive Retirement Plan, dated January 14, 2019 and effective as of April 1, 2018 (incorporated by reference to FE's Form 10-K filed February 19, 2019, Exhibit 10-10, File No. 333-21011).

10-20	(B)	FirstEnergy Corp. Cash Balance Restoration Plan, effective January 1, 2014 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-11, File No. 333-21011).

10-21	(B)
Retirement Plan for Outside Directors of GPU, Inc. as amended and restated as of August 8, 2000 (incorporated by reference to GPU, Inc. Form 10-K filed March 21, 2001, Exhibit 10-N, File No. 001-06047).

10-22	(B)	Allegheny Energy, Inc. Non-Employee Director Stock Plan (incorporated by reference to FE's Form 8-K filed February 25, 2011, Exhibit 10.4, File No. 21011).

10-23	(B)
Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-29, File No. 333-21011).

10-24	(B)
Amendment No. 1 to Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-30, File No. 333-21011).

10-25	(B)	Form of Director and Officer Indemnification Agreement (incorporated by reference to FE’s Form 8-K filed May 16, 2018, Exhibit 10.1, File No. 333-21011).

10-26	(B)
Guarantee, dated as of September 16, 2013 by FirstEnergy Corp. in favor of participants under the FirstEnergy Corp. Executive Deferred Compensation Plan (incorporated by reference to FE’s Form 10-Q filed November 5, 2013, Exhibit 10.2, File No. 333-21011).

10-27	(B)	Form of Restricted Stock Agreement (incorporated by reference to FE’s Form 10-K filed February 17, 2015, Exhibit 10-49, File No. 333-21011).

10-28	(B)
FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated July 20, 2015, and effective as of November 1, 2015 (incorporated by reference to FE's Form 8-K filed July 24, 2015, Exhibit 10.1, File No. 333-21011).

10-29	(B)
Amendment No. 1 to FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated January 14, 2019 and effective as of April 1, 2018 (incorporated by reference to FE's Form 10-K filed February 19, 2019, Exhibit 10-23, File No. 333-21011).

10-30	(B)
FirstEnergy Corp. 2017 Change in Control Severance Plan, dated as of September 15, 2015, and effective as of January 1, 2017 (incorporated by reference to FE's Form 8-K filed September 18, 2015, Exhibit 10.1, File No. 333-21011).

10-31	(B)
Waiver of Participation in the FirstEnergy Corp. Change in Control Severance Plan, entered into by Charles E. Jones dated as of September 15, 2015 (incorporated by reference to FE's Form 8-K filed September 18, 2015, Exhibit 10.2, File No. 333-21011).

10-32	(B)
Non-Competition and Non-Disparagement Agreement, entered into by Charles E. Jones, dated as of September 15, 2015 (incorporated by reference to FE's Form 8-K filed September 18, 2015, Exhibit 10.3, File No. 333-21011).

10-33	(B)	FirstEnergy Corp. 2015 Incentive Compensation Plan (incorporated by reference to FE's Definitive Proxy Statement filed April 1, 2015, Appendix A, File No. 333-21011).

10-34	(B)
Amendment No. 1 to the FirstEnergy Corp. 2015 Incentive Compensation Plan, effective February 21, 2017 (incorporated by reference to FE's Form 10-K filed February 21, 2017, Exhibit 10-51, File No. 333-21011).

10-35	(B)	Executive Severance Benefits Plan, as amended and restated as of December 20, 2016 (incorporated by reference to FE’s Form 8-K filed December 21, 2016, Exhibit 10.1, File No. 333-21011).

10-36	(B)
Amendment No. 2 to FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated September 18, 2019 and effective as of November 1, 2015 (incorporated by reference to FE's Form 10-Q filed November 4, 2019, Exhibit 10.3, File No.333-21011).

10-37	(B)
Guarantee, dated as of February 21, 2017, by FirstEnergy Corp. in favor of participants under the FirstEnergy Corp. Cash Balance Pension Restoration Plan (incorporated by reference to FE’s Form 10-Q filed July 27, 2017, Exhibit 10.1, File No. 333-21011).

Exhibit Number

10-38	(B)	Form of 2018-2020 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-K filed February 20, 2018, Exhibit 10-56, File No. 333-21011).

10-39	(B)	Form of 2018-2020 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-K filed February 20, 2018, Exhibit 10-57, File No. 333-21011).

10-40	(B)	Form of 2018-2019 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.12, File No. 333-21011).

10-41	(B)
FirstEnergy Solutions Corp. Voluntary Enhanced Retirement Option, effective as of January 2, 2019 (incorporated by reference to FE’s Form 8-K filed November 21, 2018, Exhibit 10.1, File No. 333-21011).

10-42	(B)	Form of 2019-2021 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2019, Exhibit 10.2, File No.333-21011).

10-43	(B)	Form of 2019-2021 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2019, Exhibit 10.3, File No.333-21011).

10-44
Consent and Waiver to the Settlement Agreement, dated April 18, 2019, by and among the Debtors and the FE Non-Debtor Parties (incorporated by reference to FE's Form 10-Q filed April 23, 2019, Exhibit 10.1, File No.333-21011).

10-45
First Amendment to Settlement Agreement dated November 21, 2019, by and among the Debtors, FE Non-Debtor Parties, Ad Hoc Noteholders Group, Bruce Mansfield Certificateholders Group, and the Committee (incorporated by reference to FE’s Form 8-K filed November 26, 2019, Exhibit 10.1, File No. 333-21011).

10-46	(B)	Form of 2020-2022 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2020, Exhibit 10.1, File No.333-21011).

10-47	(B)	Form of 2020-2022 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2020, Exhibit 10.2, File No.333-21011).

10-48	(B)	Form of 2020 Restricted Stock Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2020, Exhibit 10.3, File No.333-21011).

10-49	(B)	FirstEnergy Corp. 2020 Incentive Compensation Plan (incorporated by reference to FE's Form 8-K filed May 20, 2020, Exhibit 10.1, File No.333-21011).

10-50	(B)	Form of 2021-2023 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed July 22, 2021, Exhibit 10.1, File No. 333-21011).

10-51	(B)	Form of 2021-2023 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed July 22, 2021, Exhibit 10.2, File No. 333-21011).

10-52	(B)	Form of Restricted Stock Award Agreement (incorporated by reference to FE’s Form 10-Q filed July 22, 2021, Exhibit 10.3, File No. 333-21011).

10-53	(B)	Voluntary Retirement Agreement with Gary D. Benz (incorporated by reference to FE’s Form 10-Q filed July 22, 2021, Exhibit 10.4, File No. 333-21011).

10-54	(B)	Restricted Stock Award Agreement to John W. Somerhalder II (incorporated by reference to FE’s Form 10-Q filed July 22, 2021, Exhibit 10.5, File No. 333-21011).

14		Code of Business Conduct and Ethics (incorporated by reference to FE’s Form 10-Q filed July 22, 2021, Exhibit 14.1, File No. 333-21011).

(A) 21		List of Subsidiaries of the Registrant at December 31, 2021.

(A) 23		Consent of Independent Registered Public Accounting Firm.

(A) 31-1		Certification of chief executive officer, pursuant to Rule 13a-14(a).

(A) 31-2		Certification of chief financial officer, pursuant to Rule 13a-14(a).

(A) 32		Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. §1350.

Exhibit Number

101	The following materials from the Annual Report on Form 10-K for FirstEnergy Corp. for the period ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

(A)	Provided herein in electronic format as an exhibit.

(B)	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.
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
President and Chief Executive Officer
Date: February 16, 2022

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Steven E. Strah
Steven E. Strah
President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Donald T. Misheff	/s/ John W. Somerhalder II
Donald T. Misheff	John W. Somerhalder II
Director	Director
(Non-Executive Chairman of Board)	(Vice Chair and Executive Director)

/s/ K. Jon Taylor	/s/ Jason J. Lisowski
K. Jon Taylor	Jason J. Lisowski
Senior Vice President, Chief Financial Officer and Strategy	Vice President, Controller and Chief Accounting Officer
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ Michael J. Anderson	/s/ James F. O'Neil III
Michael J. Anderson	James F. O'Neil III
Director	Director

/s/ Steven J. Demetriou	/s/ Christopher D. Pappas
Steven J. Demetriou	Christopher D. Pappas
Director	Director

/s/ Lisa Winston Hicks	/s/ Luis A. Reyes
Lisa Winston Hicks	Luis A. Reyes
Director	Director

/s/ Julia L. Johnson	/s/ Andrew Teno
Julia L. Johnson	Andrew Teno
Director	Director

/s/ Paul Kaleta	/s/ Leslie M. Turner
Paul Kaleta	Leslie M. Turner
Director	Director

/s/ Jesse A. Lynn	/s/ Melvin D. Williams
Jesse A. Lynn	Melvin D. Williams
Director	Director

/s/ Thomas N. Mitchell
Thomas N. Mitchell
Director

Date: February 16, 2022