Form 10-Q
period 2022-03-31
FIRSTENERGY CORP
filed 2022-04-21
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF MARCH 31, 2022
Common Stock, $0.10 par value	570,932,260
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
•Legislative and regulatory developments, including, but not limited to, matters related to rates, compliance and enforcement activity, cybersecurity, and climate change.
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
•The extent and duration of the COVID-19 pandemic and the related impacts to our business, operations and financial condition resulting from the outbreak of COVID-19 including, but not limited to, disruption of businesses in our territories, supply chain disruptions, additional costs, workforce impacts and governmental and regulatory responses to the pandemic, such as moratoriums on utility disconnections and workforce vaccination mandates.
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
•Changes in customers’ demand for power, including, but not limited to, economic conditions, the impact of climate change, or energy efficiency and peak demand reduction mandates.
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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FE	FirstEnergy Corp., a public utility holding company
FENOC	Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates NG’s nuclear generating facilities
FES	Energy Harbor LLC. (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, which provides energy-related products and services
FES Debtors	FES, FENOC, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage LLC, and FGMUC
FESC	FirstEnergy Service Company, which provides legal, financial, and other corporate support services
FET	FirstEnergy Transmission, LLC, the parent company of ATSI, KATCo, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	Energy Harbor Generation LLC (formerly known as FirstEnergy Generation, LLC), a subsidiary of EH, which owns and operates fossil generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a subsidiary of FG
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Global Rail	Global Rail Group, LLC, a subsidiary of Global Holding that owns coal transportation operations near Roundup, Montana
GPU	GPU, Inc., former parent of JCP&L, ME and PN, that merged with FE on November 7, 2001
GPUN	GPU Nuclear, Inc., a subsidiary of FE, which formerly operated TMI-2
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
KATCo	Keystone Appalachian Transmission Company, a subsidiary of FET
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	Energy Harbor Nuclear Generation LLC (formerly known as FirstEnergy Nuclear Generation, LLC), a subsidiary of EH, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE, and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2021 Credit Facilities	Collectively, the six separate senior unsecured five-year syndicated revolving credit facilities entered into by FE, FET, the Utilities, and the Transmission Companies, on October 18, 2021	D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
ACE	Affordable Clean Energy	DMR	Distribution Modernization Rider
ADIT	Accumulated Deferred Income Taxes	DOE	United States Department of Energy
AEP	American Electric Power Company, Inc.	DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and S.D. Ohio
AEPSC	American Electric Power Service Corporation	DPL	Dayton Power & Light
AFS	Available-for-sale	DSIC	Distribution System Improvement Charge
AFUDC	Allowance for Funds Used During Construction	DSP	Default Service Plan
AMI	Advance Metering Infrastructure	DTA	Deferred Tax Asset
AMT	Alternative Minimum Tax	EDC	Electric Distribution Company
AOCI	Accumulated Other Comprehensive Income (Loss)	EE&C	Energy Efficiency and Conservation
ARO	Asset Retirement Obligation	EEI	Edison Electric Institute
ARP	Alternative Revenue Program	EGS	Electric Generation Supplier
ASC	Accounting Standard Codification	EGU	Electric Generation Units
ASU	Accounting Standards Update	EH	Energy Harbor Corp.
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
BGS	Basic Generation Service	ENEC	Expanded Net Energy Cost
Brookfield	North American Transmission Company II LLC, a controlled investment vehicle entity of Brookfield Infrastructure Partners	EPA	United States Environmental Protection Agency
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp	EPS	Earnings per Share
CAA	Clean Air Act	ERO	Electric Reliability Organization
CCR	Coal Combustion Residuals	ESG	Environmental, Social, Corporate Governance
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	ESP IV	Electric Security Plan IV
CFIUS	Committee on Foreign Investments in the United States	Exchange Act	Securities and Exchange Act of 1934, as amended
CFR	Code of Federal Regulations	Facebook®	Facebook is a registered trademark of Facebook, Inc.
CO2	Carbon Dioxide	FASB	Financial Accounting Standards Board
Code of Business Conduct	The FirstEnergy Code of Business Conduct and Ethics as approved by the FE Board on July 20, 2021	FCA	Financial Conduct Authority
COVID-19	Coronavirus disease	FE Board	FE Board of Directors
CPP	EPA's Clean Power Plan	FE Revolving Facility	FE and the Utilities’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
CSAPR	Cross-State Air Pollution Rule	FERC	Federal Energy Regulatory Committee
CSR	Conservation Support Rider	FES Bankruptcy	FES Debtors' voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court
CTA	Consolidated Tax Adjustment	FET Board	The Board of Directors of FET
CWA	Clean Water Act	FET LLC Agreement	Third Amended and Restated Limited Liability Company Operating Agreement of FET
DCR	Delivery Capital Recovery	FET P&SA	Purchase and Sale Agreement entered into on November 6, 2021, by and between FE, FET, Brookfield and Brookfield Guarantors

FET Revolving Facility	FET and certain of its subsidiaries’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021	NSR	New Source Review
Fitch	Fitch Ratings Service	NYPSC	New York State Public Service Commission
FMB	First Mortgage Bond	NUG	Non-Utility Generation
FPA	Federal Power Act	OAG	Ohio Attorney General
FTR	Financial Transmission Right	OCA	Office of Consumer Advocate
GAAP	Accounting Principles Generally Accepted in the United States of America	OCC	Ohio Consumers' Counsel
GHG	Greenhouse Gases	ODSA	Ohio Development Service Agency
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly	Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO Staff, and several other signatories
HB 128	House Bill 128, as passed by Ohio's 134th General Assembly	OPEB	Other Post-Employment Benefits
IBA	ICE Benchmark Administration Limited	OPEIU	Office and Professional Employees International Union
IBEW	International Brotherhood of Electrical Workers	OPIC	Other Paid-in Capital
ICP 2007	FirstEnergy Corp. 2007 Incentive Compensation Plan	OSHA	Occupational Safety and Health Administration
ICP 2015	FirstEnergy Corp. 2015 Incentive Compensation Plan	OVEC	Ohio Valley Electric Corporation
ICP 2020	FirstEnergy Corp. 2020 Incentive Compensation Plan	PA DEP	Pennsylvania Department of Environmental Protection
IRS	Internal Revenue Service	PCRB	Pollution Control Revenue Bond
ISO	Independent System Operator	PIR	Phase-In Recovery Rider
ITC	Investment Tax Credit	PJM	PJM Interconnection, LLC
kV	Kilovolt	PJM Tariff	PJM Open Access Transmission Tariff
KWH	Kilowatt-hour	POLR	Provider of Last Resort
LED	Light Emitting Diode	PPA	Purchase Power Agreement
LIBOR	London Inter-Bank Offered Rate	PPB	Parts per Billion
LOC	Letter of Credit	PPUC	Pennsylvania Public Utility Commission
LSE	Load Serving Entity	PUCO	Public Utilities Commission of Ohio
LTIIPs	Long-Term Infrastructure Improvement Plans	PURPA	Public Utility Regulatory Policies Act of 1978
MDPSC	Maryland Public Service Commission	RCRA	Resource Conservation and Recovery Act
MGP	Manufactured Gas Plants	REC	Renewable Energy Credit
MISO	Midcontinent Independent System Operator, Inc.	Regulation FD	Regulation Fair Disclosure promulgated by the SEC
Moody’s	Moody’s Investors Service, Inc.	RFC	ReliabilityFirst Corporation
MW	Megawatt	RFP	Request for Proposal
MWH	Megawatt-hour	RGGI	Regional Greenhouse Gas Initiative
NAAQS	National Ambient Air Quality Standards	ROE	Return on Equity
NAV	Net Asset Value	RSS	Rich Site Summary
N.D. Ohio	Northern District of Ohio	RTEP	Regional Transmission Expansion Plan
NDT	Nuclear Decommissioning Trust	RTO	Regional Transmission Organization
NERC	North American Electric Reliability Corporation	SBC	Societal Benefits Charge
NJBPU	New Jersey Board of Public Utilities	SCOH	Supreme Court of Ohio
NJ Rate Counsel	New Jersey Division of Rate Counsel	S.D. Ohio	Southern District of Ohio
NOL	Net Operating Loss	SEC	United States Securities and Exchange Commission
NOx	Nitrogen Oxide	SEET	Significantly Excessive Earnings Test
NPDES	National Pollutant Discharge Elimination System	SF6	Sulfur hexafluoride
NRC	Nuclear Regulatory Commission	SIP	State Implementation Plan(s) Under the Clean Air Act

SO2	Sulfur Dioxide	Twitter®	Twitter is a registered trademark of Twitter, Inc.
SLC	Special Litigation Committee of the FE Board	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
SOFR	Secured Overnight Financing Rate	TMI-1	Three Mile Island Unit 1
SOS	Standard Offer Service	UWUA	Utility Workers Union of America
SREC	Solar Renewable Energy Credit	VEPCO	Virginia Electric and Power Company
S&P	Standard & Poor’s Ratings Service	VIE	Variable Interest Entity
SSO	Standard Service Offer	VSCC	Virginia State Corporation Commission
TMI-2	Three Mile Island Unit 2	WVPSC	Public Service Commission of West Virginia
TO	Transmission Owner

v

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions, except per share amounts)	2022	2021

REVENUES:
Distribution services and retail generation	$2,397	$2,236
Transmission	451	401
Other	141	89
Total revenues(1)	2,989	2,726

OPERATING EXPENSES:
Fuel	140	118
Purchased power	875	718
Other operating expenses	820	752
Provision for depreciation	340	323
Amortization (deferral) of regulatory assets, net	(37)	92
General taxes	292	273
Gain on sale of Yards Creek (Note 9)	—	(109)
Total operating expenses	2,430	2,167

OPERATING INCOME	559	559

OTHER INCOME (EXPENSE):
Miscellaneous income, net	106	135
Interest expense	(313)	(285)
Capitalized financing costs	19	13
Total other expense	(188)	(137)

INCOME BEFORE INCOME TAXES	371	422

INCOME TAXES	83	87

NET INCOME	$288	$335

EARNINGS PER SHARE OF COMMON STOCK (Note 3):
Basic - Earnings Per Share of Common Stock	$0.51	$0.62
Diluted - Earnings Per Share of Common Stock	$0.50	$0.62

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	570	543
Diluted	571	544
(1) Includes excise and gross receipts tax collections of $103 million and $95 million during the three months ended March 31, 2022 and 2021, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2022	2021

NET INCOME	$288	$335

OTHER COMPREHENSIVE LOSS:
Pension and OPEB prior service costs	(2)	(3)
Other comprehensive loss	(2)	(3)
Income tax benefits on other comprehensive loss	(1)	(1)
Other comprehensive loss, net of tax	(1)	(2)

COMPREHENSIVE INCOME	$287	$333

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$283	$1,462
Restricted cash	27	49
Receivables-
Customers	1,258	1,192
Less — Allowance for uncollectible customer receivables	132	159
	1,126	1,033
Other, net of allowance for uncollectible accounts of $10 in 2022 and 2021	246	246
Materials and supplies, at average cost	273	260
Prepaid taxes and other	295	187
	2,250	3,237
PROPERTY, PLANT AND EQUIPMENT:
In service	46,349	46,002
Less — Accumulated provision for depreciation	12,834	12,672
	33,515	33,330
Construction work in progress	1,481	1,414
	34,996	34,744

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments (Note 6)	646	655
Regulatory assets	70	71
Other	1,037	1,107
	7,371	7,451
	$44,617	$45,432
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$1,055	$1,606
Short-term borrowings	350	—
Accounts payable	1,090	943
Accrued interest	289	283
Accrued taxes	650	647
Accrued compensation and benefits	276	313
Dividends Payable	223	222
Other	427	402
	4,360	4,416
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 570,932,260 and 570,261,104 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	57	57
Other paid-in capital	10,031	10,238
Accumulated other comprehensive loss	(16)	(15)
Accumulated deficit	(1,317)	(1,605)
Total stockholders’ equity	8,755	8,675
Long-term debt and other long-term obligations	21,754	22,248
	30,509	30,923
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	3,544	3,437
Retirement benefits	2,620	2,669
Regulatory liabilities	2,025	2,124
Other	1,559	1,863
	9,748	10,093
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 8)
	$44,617	$45,432

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount
Balance, January 1, 2022	570	$57	$10,238	$(15)	$(1,605)	$8,675
Net income					288	288
Other comprehensive loss, net of tax				(1)		(1)
Stock Investment Plan and share-based benefit plans	1		20			20
Cash dividends declared on common stock ($0.39 per share in March)			(223)			(223)
Other			(4)			(4)
Balance, March 31, 2022	571	$57	$10,031	$(16)	$(1,317)	$8,755

	Three Months Ended March 31, 2021
	Common Stock		OPIC	AOCI		Accumulated Deficit	Total Stockholders’ Equity
(In millions)	Shares	Amount
Balance, January 1, 2021	543	$54	$10,076	$(5)	0	$(2,888)	$7,237
Net income						335	335
Other comprehensive loss, net of tax				(2)			(2)
Share-based benefit plans	1		2				2
Cash dividends declared on common stock ($0.39 per share in March)			(212)				(212)
Balance, March 31, 2021	544	$54	$9,866	$(7)		$(2,553)	$7,360
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288	$335
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	359	454
Deferred income taxes and investment tax credits, net	77	82
Retirement benefits, net of payments	(96)	(105)
Gain on sale of Yards Creek	—	(109)
Changes in current assets and liabilities-
Receivables	(93)	161
Materials and supplies	(13)	14
Prepaid taxes and other current assets	(105)	(121)
Accounts payable	147	43
Accrued taxes	(133)	(127)
Accrued interest	6	7
Accrued compensation and benefits	(106)	(129)
Other current liabilities	10	(7)
Other	14	35
Net cash provided from operating activities	355	533

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	—	500
Short-term borrowings, net	350	—
Redemptions and repayments-
Long-term debt	(1,046)	(29)
Short-term borrowings, net	—	(750)
Make-whole premiums paid on debt redemptions	(38)	—
Common stock dividend payments	(222)	(212)
Other	(8)	(18)
Net cash used for financing activities	(964)	(509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(520)	(604)
Proceeds from sale of Yards Creek	—	155
Sales of investment securities held in trusts	6	5
Purchases of investment securities held in trusts	(9)	(7)
Asset removal costs	(49)	(47)
Other	(20)	(1)
Net cash used for investing activities	(592)	(499)

Net change in cash, cash equivalents, and restricted cash	(1,201)	(475)
Cash, cash equivalents, and restricted cash at beginning of period	1,511	1,801
Cash, cash equivalents, and restricted cash at end of period	$310	$1,326

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
These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

Capitalized Financing Costs

For the three months ended March 31, 2022 and 2021, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $13 million and $7 million, respectively, of allowance for equity funds used during construction and $6 million of capitalized interest in both periods.

COVID-19

FirstEnergy is continuously evaluating the COVID-19 global pandemic and taking steps to mitigate known risks. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees and customers is its first priority. FirstEnergy continues to provide flexibility for approximately 7,000 of its 12,400 employees to work from home. Pandemic safety and cleaning protocols were implemented for those workers who have continued to report to a FirstEnergy work location during the pandemic, ensuring FirstEnergy employees can report directly to job sites and work with the same small group of employees every day. FirstEnergy continues to assess its work from home policies to allow for a flexible workplace to continue for its employees after the pandemic.

FirstEnergy continues to effectively manage operations during the pandemic in order to provide critical service to customers. FirstEnergy has experienced supply chain challenges during the COVID-19 pandemic. Lead times have increased across numerous material categories, with some as much as doubling from previous times. Some key suppliers have struggled with labor shortages and raw material availability, which along with increasing inflationary pressure, have increased the costs of certain materials, equipment and contractors. FirstEnergy has taken steps to mitigate these risks and does not currently expect service disruptions or any material impact on its capital spending plan. However, the situation remains fluid and future impacts to FirstEnergy that are presently unknown or unanticipated may occur.

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

FirstEnergy reviews its allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, amount of receivable balances that are past-due, payment options and programs available to customers, and the methods that the Utilities are able to utilize to ensure payment. This analysis includes consideration of the outbreak of COVID-19 and the impact on customer receivable balances outstanding and write-offs since the pandemic began. During the first quarter of 2022, various regulatory actions including extensions on moratoriums, certain restrictions on disconnections, and extended installment plan offerings continue to impact the level of past due balances in certain states. However, certain states have resumed normal collections activity and arrears levels have declined towards pre-pandemic levels. As a result of this analysis, FirstEnergy recognized a $25 million decrease to its allowance for uncollectible customer receivables during the first quarter of 2022, of which $15 million was applied to existing deferred regulatory assets. Additionally, as a result of these pandemic-related moratoriums and certain customer installment or extended payment plans offered, the allowance for uncollectible accounts on receivables in 2022 continue to be elevated due to the extension of when certain write-offs would have otherwise occurred.

Receivables from customers also include PJM receivables resulting from transmission and wholesale sales. FirstEnergy’s uncollectible risk on PJM receivables is minimal due to the nature of PJM’s settlement process whereby members of PJM legally agree to share the cost of defaults and as a result there is no allowance for doubtful accounts.

Activity in the allowance for uncollectible accounts on customer receivables for the three months ended March 31, 2022 and for the year ended December 31, 2021 are as follows:

(In millions)

Balance, January 1, 2021	$164
Charged to income (1)	54
Charged to other accounts (2)	42
Write-offs	(101)
Balance, December 31, 2021	$159
Charged to income(3)	(5)
Charged to other accounts (2)	39
Write-offs	(61)
Balance, March 31, 2022	$132
(1) $12 million of which was deferred for future recovery in the twelve months ended December 31, 2021.
(2) Represents recoveries and reinstatements of accounts written off for uncollectible accounts.
(3) $(11) million of which was deferred for future refund to customers in the three months ended March 31, 2022.
Sale of Minority Interest in FirstEnergy Transmission, LLC

On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA, with Brookfield and Brookfield Guarantors, pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. KATCo, which is currently a subsidiary of FET, will become a wholly owned subsidiary of FE prior to the closing of the transaction and will remain in the Regulated Transmission segment. The transaction is subject to customary closing conditions, including approval from the FERC and review by the CFIUS. On January 5, 2022, the parties to this transaction submitted an application to FERC requesting approval of the transaction no later than April 30, 2022. On April 14, 2022, CFIUS notified FET and Brookfield that it has determined that there were no unresolved national security issues and its review of the transaction was concluded. On April 21, 2022, FERC approved the matter. The transaction is now expected to close at the end of May 2022.

Pursuant to the terms of the FET P&SA, in connection with the closing, Brookfield, FET and FirstEnergy Corp will enter into the FET LLC Agreement. The FET LLC Agreement, among other things, provides for the governance, exit, capital and distribution, and other arrangements for FET from and following the closing. Under the FET LLC Agreement, Brookfield will be entitled to appoint a number of directors to the FET Board, in approximate proportion to Brookfield’s ownership percentage in FET (rounded to the next whole number). Upon the closing, the FET Board will consist of five directors, one appointed by Brookfield and four appointed by FE. The FET LLC Agreement contains certain investor protections, including, among other things, requiring Brookfield's approval for FET and its subsidiaries to take certain major actions. Under the terms of the FET LLC Agreement, for so long as Brookfield holds a 9.9% interest in FET, Brookfield’s consent is required for FET or any of its subsidiaries to incur indebtedness (other than the refinancing of existing indebtedness on commercially reasonable terms reflecting then-current credit market conditions) that would reasonably be expected to result in FET’s consolidated Debt-to-Capital Ratio (as defined in the FET LLC Agreement) equaling or exceeding (i) prior to the fifth anniversary of the effective date, 65%, and (ii) thereafter, 70%.
New Accounting Pronouncements

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

FirstEnergy’s revenues are primarily derived from electric service provided by the Utilities and Transmission Companies.

The following represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31, 2022
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$1,348	$—	$(28)	$1,320
Retail generation	1,094	—	(17)	1,077
Wholesale sales	90	—	6	96
Transmission	—	451	—	451
Other	26	—	—	26
Total revenues from contracts with customers	$2,558	$451	$(39)	$2,970
Other revenue unrelated to contracts with customers	31	2	(14)	19
Total revenues	$2,589	$453	$(53)	$2,989
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.

	For the Three Months Ended March 31, 2021
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$1,339	$—	$(26)	$1,313
Retail generation	935	—	(12)	923
Wholesale sales	69	—	4	73
Transmission	—	401	—	401
Other	33	—	—	33
Total revenues from contracts with customers	$2,376	$401	$(34)	$2,743
ARP (2)	(27)	—	—	(27)
Other revenue unrelated to contracts with customers	21	4	(15)	10
Total revenues	$2,370	$405	$(49)	$2,726
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Reflects amount the Ohio Companies refunded to customers that was previously collected under decoupling mechanisms, with interest. See Note 7, “Regulatory Matters,” for further discussion on Ohio decoupling rates.

Other revenue unrelated to contracts with customers includes revenue from late payment charges of $10 million and $9 million for the three months ended March 31, 2022 and 2021, respectively. Other revenue unrelated to contracts with customers also includes revenue from derivatives of $9 million for the three months ended March 31, 2022.

Regulated Distribution

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies and also controls 3,580 MWs of regulated electric generation capacity located primarily in West Virginia and Virginia. Each of the Utilities earns revenue from state-regulated rate tariffs under which it provides distribution services to residential, commercial and industrial customers in its service territory. The Utilities are obligated under the regulated construct to deliver power to customers reliably, as it is needed, which creates an implied monthly contract with the end-use customer. See Note 7, “Regulatory Matters,” for additional information on rate recovery mechanisms. Distribution and electric revenues are recognized over time as electricity is distributed and delivered to the customer and the customers consume the electricity immediately as delivery occurs.

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

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the three months ended March 31, 2022 and 2021, by class:

	For the Three Months Ended March 31,
Revenues by Customer Class	2022	2021
	(In millions)
Residential	$1,542	$1,457
Commercial	597	541
Industrial	283	258
Other	20	18
Total Revenues	$2,442	$2,274

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

ASC 606 excludes industry-specific accounting guidance for recognizing revenue from ARPs as these programs represent contracts between the utility and its regulators, as opposed to customers. Therefore, revenues from these programs are not within the scope of ASC 606 and regulated utilities are permitted to continue to recognize such revenues in accordance with existing practice but are presented separately from revenue arising from contracts with customers. FirstEnergy had ARPs in Ohio and has reflected refunds of decoupling revenue owed to customers as reductions to ARPs in 2021. Please see Note 7, “Regulatory Matters,” for further discussion on decoupling revenues in Ohio.

Regulated Transmission

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are derived from forward-looking formula rates. See Note 7, “Regulatory Matters,” for additional information.

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

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the three months ended March 31, 2022 and 2021, by transmission owner:

	For the Three Months Ended March 31,
Transmission Owner	2022	2021
	(In millions)
ATSI	217	$206
TrAIL	63	59
MAIT	79	67
JCP&L	60	36
MP, PE and WP	32	33
Total Revenues	$451	$401

3. EARNINGS PER SHARE OF COMMON STOCK

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

The following table reconciles basic and diluted EPS of common stock:

	For the Three Months Ended March 31,
Reconciliation of Basic and Diluted EPS	2022	2021

(In millions, except per share amounts)

Net Income	$288	$335

Share count information:
Weighted average number of basic shares outstanding	570	543
Assumed exercise of dilutive stock options and awards	1	1
Weighted average number of diluted shares outstanding	571	544

EPS of Common Stock:

Basic EPS of common stock	$0.51	$0.62
Diluted EPS of common stock	$0.50	$0.62

For the three months ended March 31, 2022 and March 31, 2021, no shares from stock options and awards were excluded from the calculation of diluted shares outstanding, as their inclusion would have been antidilutive.
4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The components of the consolidated net periodic costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended March 31,	2022	2021	2022	2021
	(In millions)
Service costs	$46	$49	$1	$1
Interest costs	68	56	3	3
Expected return on plan assets	(164)	(163)	(10)	(10)
Amortization of prior service costs (credits)(1)	1	1	(3)	(4)
Net periodic credits, including amounts capitalized	$(49)	$(57)	$(9)	$(10)
Net periodic credits, recognized in earnings	$(69)	$(78)	$(9)	$(10)

(1) The income tax benefits associated with pension and OPEB prior service costs amortized out of AOCI were $1 million as of March 31, 2022 and 2021.

On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which among other things, extended shortfall amortization periods and modification of the interest rate stabilization rules for single-employer plans thereby impacting funding requirements. As a result, FirstEnergy does not currently expect to have a required contribution to the pension plan based on various assumptions, including annual expected rate of returns for assets of 7.5%. However, FirstEnergy may elect to contribute to the pension plan voluntarily.
Service costs, net of capitalization, are reported within Other operating expenses on FirstEnergy’s Consolidated Statements of Income. Non-service costs, other than the pension and OPEB mark-to-market adjustment, which is separately shown, are reported within Miscellaneous income, net, within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income.
5. INCOME TAXES
FirstEnergy’s interim effective tax rates reflect the estimated annual effective tax rates for 2022 and 2021. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period but are not consistent from period to period.

FirstEnergy’s effective tax rate on continuing operations for the three months ended March 31, 2022 and 2021, was 22.4% and 20.6%, respectively. The change in effective tax rate was primarily due to a valuation allowance against certain municipal deferred tax assets.

In February 2022, the IRS completed its examination of FirstEnergy’s 2020 federal income tax return and issued a Full Acceptance Letter with no adjustment to FirstEnergy’s taxable income. There was no material change to FirstEnergy’s reserve for uncertain tax positions for the first three months ended March 31, 2022, and it remains reasonably possible that approximately $31 million of unrecognized tax benefits may be resolved in the next twelve months as a result of settlements with taxing authorities or the statute of limitations expiring, of which $24 million would ultimately affect FirstEnergy’s effective tax rate.
6. FAIR VALUE MEASUREMENTS

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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of March 31, 2022, from those used as of December 31, 2021. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$1	$1	$—	$—	$9	$9
Equity securities	2	—	—	2	2	—	—	2
U.S. state debt securities	—	258	—	258	—	273	—	273
Cash, cash equivalents and restricted cash(2)	310	—	—	310	1,511	—	—	1,511
Other(3)	—	45	—	45	—	42	—	42
Total assets	$312	$303	$1	$616	$1,513	$315	$9	$1,837

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$—	$—	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$—	$—	$—	$—	$(1)	$(1)

Net assets (liabilities)	$312	$303	$1	$616	$1,513	$315	$8	$1,836
(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2)Restricted cash of $27 million and $49 million as of March 31, 2022 and December 31, 2021 respectively, primarily relates to cash collected from MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective securitization or funding companies.
(3)Primarily consists of short-term investments.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs contracts that are classified as Level 3 in the fair value hierarchy for the period ended March 31, 2022:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range			Weighted Average	Units
FTRs	$1	Model	RTO auction clearing prices	$0.20	to	$4.00	$0.90	Dollars/MWH

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

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of March 31, 2022, and December 31, 2021:

	March 31, 2022(1)				December 31, 2021(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$279	$—	$(21)	$258	$280	$2	$(9)	$273
(1) Excludes short-term cash investments of $13 million.
    (2) Excludes short-term cash investments of $11 million.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three months ended March 31, 2022 and 2021, were as follows:

	For the Three Months Ended March 31,
	2022	2021
	(In millions)
Sale proceeds	$6	$5
Realized gains	—	—
Realized losses	(1)	—
Interest and dividend income	3	3

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies and equity method investments. Other investments were $375 million and $371 million as of March 31, 2022, and December 31, 2021, respectively, and are excluded from the amounts reported above.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(In millions)
Carrying value	$22,900	$23,946
Fair value	$23,754	$27,043

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of March 31, 2022, and December 31, 2021.

In December 2021, notice of redemption was provided for all remaining $850 million of FE’s 4.25% Notes, Series B, due 2023, which was completed on January 20, 2022, with a make-whole premium of approximately $38 million.

On January 27, 2022, CEI instructed its indenture trustee to provide notice of redemption for all remaining $150 million of CEI’s 2.77% Senior Notes, Series A, due 2034, for redemption which occurred on March 14, 2022.

Also on January 27, 2022, TE instructed its indenture trustee to provide notice of partial redemption for $25 million of TE’s 2.65% Senior Secured Notes, due 2028, for partial redemption which occurred on February 11, 2022.
7. REGULATORY MATTERS

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

MARYLAND

PE operates under MDPSC approved base rates that were effective as of March 23, 2019. PE also provides SOS pursuant to a combination of settlement agreements, MDPSC orders and regulations, and statutory provisions. SOS supply is competitively procured in the form of rolling contracts of varying lengths through periodic auctions that are overseen by the MDPSC and a third-party monitor. Although settlements with respect to SOS supply for PE customers have expired, service continues in the same manner until changed by order of the MDPSC. PE recovers its costs plus a return for providing SOS. PE expects to file a new base rate case in early 2023, consistent with the MDPSC’s order issued on March 22, 2019.

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

JCP&L has instituted energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act as approved by the NJBPU in April 2021. The NJBPU approved plans include recovery of lost revenues resulting from the programs and a three-year plan including total program costs of $203 million, of which $158 million of investment is recovered over a ten-year amortization period with a return as well as operations and maintenance expenses and financing costs of $45 million recovered on an annual basis.

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to customers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the NJ Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey and on June 7, 2021, the Superior Court issued an order reversing the NJBPU’s CTA rules and remanded the case back to the NJBPU. Specifically, the Court’s ruling requires 100% of the CTA savings to be credited to customers in lieu of the NJBPU’s current policy requiring 25%. On December 6, 2021, the NJBPU issued proposed amended rules modifying its current CTA policy in base rate cases consistent with the Superior Court’s June 7, 2021 order. Comments were filed on March 3, 2022. Once the proposed rules are final, they will be applied on a prospective basis in a future base rate case, however, it is not expected to have a material adverse effect on FirstEnergy’s results or financial condition.

On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for distribution base rate increase. The settlement provided for a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. The settlement additionally provided that JCP&L would be subject to a management audit. The management audit began in May 2021 and is currently ongoing.

On August 27, 2020, JCP&L filed an AMI Program with the NJBPU, which proposed the deployment of approximately 1.2 million advanced meters over a three-year period beginning on January 1, 2023, at a total cost of approximately $418 million, including the pre-deployment phase. The then proposed 3-year deployment was part of the 20-year AMI Program that was projected to cost approximately $732 million and proposed a cost recovery mechanism through a separate AMI tariff rider. On September 14, 2021, JCP&L submitted a supplemental filing, which reflected increases in the AMI Program’s costs. Under the revised AMI Program, during the first six years of the AMI Program from 2022 through 2027, JCP&L estimates costs of $494 million, consisting of capital expenditures of approximately $390 million, incremental operations and maintenance expenses of approximately $73 million and cost of removal of $31 million. On February 8, 2022, JCP&L filed with the NJBPU a stipulation entered into with the NJBPU staff, NJ Rate Counsel and others, that, pending NJBPU approval, would affirm the terms of the revised AMI Program. The Stipulation, which was approved by NJBPU order on February 23, 2022, also provides that the revised AMI Program-related capital costs, the legacy meter stranded costs, and the operations and maintenance expense will be deferred and placed in regulatory assets, with such amounts sought to be recovered in the JCP&L’s subsequent base rate cases.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 and continuing until the New Jersey Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. Through various executive orders issued by the New Jersey Governor, the moratorium period was extended to December 31, 2021. On December 21, 2021, the moratorium on residential disconnections for certain entities providing utility service was extended until March 15, 2022. The moratorium on residential disconnections was not extended for investor-owned electric utilities such as JCP&L, but does require that investor-owned electric public utilities offer qualifying residential customers deferred payment arrangements meeting certain minimum criteria prior to disconnecting service. Additionally, while the moratorium on residential disconnections for certain entities providing electric service was not extended after March 15, 2022, new legislation was enacted on March 25, 2022, prohibiting utilities from disconnecting electric service to customers that have applied for utility bill assistance before June 15, 2022 until such time as the state agency administering the assistance program makes a decision on the application and further requiring that all utilities offer a deferred payment arrangement meeting certain minimum criteria after the state agency’s decision on the application has been made.

Pursuant to an NJBPU order requiring all New Jersey electric distribution companies to file electric vehicle programs, JCP&L filed its program on March 1, 2021. JCP&L’s proposed electric vehicle program consisted of six sub-programs, including a consumer education and outreach initiative that would begin on January 1, 2022, and continue over a four-year period. The total proposed budget for the electric vehicle program is approximately $50 million, including investments of $16 million and operations and maintenance expenses of $34 million. JCP&L is proposing to recover the electric vehicle program costs via a non-bypassable rate clause applicable to all distribution customer rate classes, which became effective on January 1, 2022. On May 26, 2021, a procedural schedule was set to include evidentiary hearings the week of October 18, 2021. On July 16, 2021, the procedural schedule was extended by thirty days as requested by JCP&L to continue settlement discussions. On August 19, 2021, the presiding commissioner issued an order modifying the procedural schedule by extending the procedural schedule by ninety days as requested by JCP&L to continue settlement discussions. On November 12, 2021, JCP&L filed a letter with the presiding commissioner requesting a suspension of the procedural schedule in order to allow the parties to continue settlement discussion. On November 23, 2021, the presiding commissioner entered an order suspending the procedural schedule. JCP&L expects an order from the NJBPU by the end of the second quarter of 2022.

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

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the Rider DCR audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15 thousand. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive. On March 9, 2022, the PUCO directed its staff to seek the services of a third-party auditor to determine whether the show cause demonstration submitted by the Ohio Companies is sufficient to ensure that the cost of any political or charitable spending in support of HB 6 or the subsequent referendum effort was not included, directly or indirectly, in any rates or charges paid by ratepayers.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report, and a PUCO attorney examiner has issued a procedural schedule setting an evidentiary hearing on August 22, 2022.

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

On November 1, 2021, the Ohio Companies, together with the OCC, PUCO Staff, and several other signatories, entered into an Ohio Stipulation with the intent of resolving the ongoing energy efficiency rider audits, various SEET proceedings, including the Ohio Companies’ 2017 SEET proceeding, and the Ohio Companies’ quadrennial ESP review, each of which was pending before the PUCO. Specifically, the Ohio Stipulation provides that the Ohio Companies’ current ESP IV passes the required statutory test for their prospective SEET review as part of the Quadrennial Review of ESP IV, and except for limited circumstances, the signatory parties have agreed not to challenge the Ohio Companies’ SEET return on equity calculation methodology for their 2021-2024 SEET proceedings. The Ohio Stipulation additionally affirms that: (i) the Ohio Companies’ ESP IV shall continue through its previously authorized term of May 31, 2024; and (ii) the Ohio Companies will file their next base rate case in May 2024, and further, no signatory party will seek to adjust the Ohio Companies’ base distribution rates before that time, except in limited circumstances. The Ohio Companies further agreed to refund $96 million to customers in connection with the 2017-2019 SEET cases, and to provide $210 million in future rate reductions for all customers, including $80 million in 2022, $60 million in 2023, $45 million in 2024, and $25 million in 2025. The PUCO approved the 2017-2019 SEET refunds and 2022 rate reductions December 1, 2021, and refunds began in January 2022. Future rate reductions are recognized as a reduction to regulated distribution segment’s revenue in the Consolidated Statements of Income as they are provided to the Ohio Companies’ customers.

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

See Note 8, "Commitments, Guarantees and Contingencies" below for additional details on the government investigations and subsequent litigation surrounding the investigation of HB 6.

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. On November 18, 2021, the PPUC issued orders to each of the Pennsylvania Companies directing they operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which DSPs provide for the competitive procurement of generation supply for customers who do not receive service from an alternative EGS. Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. On December 14, 2021, the Pennsylvania Companies filed proposed DSPs for provision of generation for the June 1, 2023 through May 31, 2027 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. An evidentiary hearing was held on April 13, 2022, and the parties filed a partial settlement with the PPUC resolving most of the issues in the proceeding on April 20, 2022. The remaining issues in the proceeding, which are limited to the treatment of customer-generated energy and renewable energy credit production will be resolved through briefing. Under the

2023-2027 DSPs, supply is proposed to be provided through a mix of 12 and 24-month energy contracts, as well as long-term solar PPAs.

In March 2018, the PPUC approved adjusted customer rates of the Pennsylvania Companies to reflect the net impact of the Tax Act. As a result, the Pennsylvania Companies established riders that, beginning July 1, 2018, refunded to customers tax savings attributable to the Tax Act as compared to the amounts established in their most recent base rate proceedings on a current and going forward basis. The amounts recorded as savings for the total period of January 1 through June 30, 2018, were tracked and were to be addressed for treatment in a future proceeding. On May 17, 2021, the Pennsylvania Companies filed petitions with the PPUC proposing to refund the net savings for the January through June 2018 period to customers beginning January 1, 2022. On November 18, 2021, the PPUC approved the Pennsylvania Companies' proposed refunds, but also revised a previous methodology for calculating the net tax savings, which resulted in additional tax savings attributable to the Tax Act to be refunded to customers and directed the Pennsylvania Companies to file new petitions to propose the timing and methodology to provide these additional refunds to customers. The Pennsylvania Companies recalculated the net impact for 2018 through 2021 under the revised PPUC methodology in comparison to amounts already refunded to customers under the existing riders, which resulted in an additional $61 million in savings, with interest, to be provided to customers. As a result, FirstEnergy recognized a pre-tax charge of $61 million in the fourth quarter of 2021 associated with the additional refund and based on the November 2021 PPUC order and methodology. The Pennsylvania Companies filed petitions to propose the timing and methodology of the refund of these amounts on February 17, 2022. If approved, the Pennsylvania Companies would refund these amounts beginning July 1, 2022, and continuing through the end of the year.

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. On June 18, 2020, the PPUC entered a Final Implementation Order for a Phase IV EE&C Plan, operating from June 2021 through May 2026. The Final Implementation Order set demand reduction targets, relative to 2007 to 2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWH for ME, 3.0% MWH for PN, 2.7% MWH for Penn, and 2.4% MWH for WP. The Pennsylvania Companies’ Phase IV plans were approved by PPUC without modification on March 25, 2021.

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

On August 27, 2021, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $19.6 million beginning January 1, 2022, which represented a 1.5% increase to the rates currently in effect. WVPSC issued an order on December 29, 2021, granting the requested $19.6 million increase in ENEC rates. Among other things, the order requires MP and PE to refund to its large industrial customers their respective portion of the $7.7 million rate reduction discussed above and also requires MP and PE to negotiate a PPA for its capacity shortfall and a reasonable reserve margin if certain conditions are met. By order dated March 2, 2022, the WVPSC reopened the case to determine whether rates should be increased to recover growing ENEC under-recoveries. MP and PE proposed a $94 million rate increase to address the growing under-recoveries and a hearing was held on March 24, 2022. Any interim rate increase approved by WVPSC would be expected to begin May 1, 2022.

On December 3, 2021 and on December 27, 2021, the WVPSC approved settlements granting MP and PE a $16 million increase in rates effective January 1, 2022, and permitting the continuation of the vegetation management program and surcharge for another two years. WVPSC additionally ordered MP and PE to perform equipment inspections within a reasonable time after vegetation management occurs on a circuit.

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE from other customers through a surcharge for any solar investment not fully subscribed by their customers. A hearing was held on March 16 and 17, 2022, and an order is expected in the second quarter of 2022. The solar generation project, if approved, is expected to cost approximately $110 million and begin being in-serviced by the end of 2023 with all construction completed at the other sites no later than the end of 2025.

On December 17, 2021, MP and PE filed with the WVPSC for approval of environmental compliance projects at the Ft. Martin and Harrison Power Stations to comply with the EPA’s ELG and operate these plants beyond 2028. The request includes a surcharge to recover the expected $142 million capital investment and $3 million in annual operation and maintenance expense. A hearing has been set for in August 2022, with a ruling from the WVPSC expected in the fall of 2022. If approved, construction would be expected to be completed by the end of 2025. See Note 8, “Commitments, Guarantees and Contingencies - Environmental Matters - Clean Water Act" below, for additional details on the EPA's ELG.

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

FirstEnergy believes that it is in material compliance with all currently effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities, FirstEnergy occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such occurrences are found, FirstEnergy develops information about the occurrence and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an occurrence to RFC. Moreover, it is clear that NERC, RFC and FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. Any inability on FirstEnergy’s part to comply with the reliability standards for its bulk electric system could result in the imposition of financial penalties, or obligations to upgrade or build transmission facilities, that could have a material adverse effect on its financial condition, results of operations, and cash flows.

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations. FirstEnergy has accepted the findings and recommendations of the final audit report. The audit report included a finding and related recommendation that FirstEnergy may have used an inappropriate methodology for allocation of certain costs to regulatory capital accounts under certain FERC regulations and reporting. As such, FirstEnergy is currently performing an analysis of these costs and how it impacted certain wholesale transmission customer rates. FirstEnergy is unable to predict or estimate the final outcome of this analysis and audit, however, it could result in refunds, with interest, to certain wholesale transmission customers and/or write-offs of previously capitalized costs if they are determined to be nonrecoverable.

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, and certain costs for transmission-related vegetation management programs. A portion of these costs would have been charged to the Ohio Companies. Additionally, ATSI proposed certain income tax-related adjustments and certain tariff changes addressing the revenue credit components of the formula rate template. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund and setting the matter for hearing and settlement proceedings. ATSI and the parties to the FERC proceeding subsequently were able to reach settlement, and on October 14, 2021, filed the settlement with FERC. As a result of the filed settlement, FirstEnergy recognized a $21 million pre-tax charge during the third quarter of 2021, which reflects the difference between amounts originally recorded as regulatory assets and amounts which will ultimately be recovered as a result of the pending settlement. From a segment perspective, during the third quarter of 2021, the Regulated Transmission segment recorded a pre-tax charge of $48 million and the Regulated Distribution segment recognized a $27 million reduction to a reserve previously recorded in 2010. In addition, the settlement provides for partial recovery of future incurred costs allocated to ATSI by MISO for the above-referenced transmission projects that were constructed by other MISO transmission owners, which is not expected to have a material impact on FirstEnergy or ATSI. The uncontested settlement was approved by FERC on March 24, 2022 without modification.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. On November 18, 2021, FERC issued an order that: (i) accepted ATSI proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed ATSI to make a further compliance filing by January 17, 2022; and (iii) set the amount of ATSI’s recorded ADIT balances as of December 31, 2017, for hearing and settlement procedures. ATSI submitted the compliance filing, and is participating in settlement negotiations. On December 3, 2021, FERC issued an order that (i) accepted MAIT’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed MAIT to make a further compliance filing by February 1, 2022; and (iii) set the amount of MAIT’s recorded ADIT balances as of December 31, 2017 for hearing and settlement procedures. MAIT submitted the compliance filing, and is participating in settlement negotiations. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. On May 4, 2021, FERC staff requested additional information about PATH’s proposed rate base adjustment mechanism, and PATH submitted the requested information on June 3, 2021. On July 12, 2021, FERC staff requested additional information about TrAIL’s proposed rate base adjustment mechanism. TrAIL filed its response on August 6, 2021. On March 31, 2022, FERC issued an order, ruling that TrAIL’s compliance filing partially complied with the requirements of Order No. 864 and directing TrAIL to submit a further compliance filing on or before May 31, 2022 to address certain additional items that according to FERC further will enhance transparency. The PATH compliance filing remains pending before FERC. MP, WP and PE (as holders of a “stated” transmission rate when Order No. 864 issued) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020, and which have been accepted by FERC effective January 1, 2021, subject to refund, pending further hearing and settlement procedures. MP, WP and PE are engaged in settlement negotiations with other parties to this proceeding.

ATSI ROE – Ohio Consumers Counsel v. ATSI, et al.

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and AEPSC, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. ATSI disagrees with OCC’s characterization and set forth its reasons for such disagreement in a combined motion to dismiss and answer that was filed with FERC on March 31, 2022. On that same date, AEP and Duke filed separate motions to dismiss and answers to the OCC complaint, and several other parties filed comments. ATSI is currently evaluating whether to file an additional answer to respond to certain of the comments.

Transmission ROE Methodology

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. FirstEnergy submitted comments through EEI and as part of a consortium of PJM Transmission Owners. In a supplemental rulemaking proceeding that was initiated on April 15, 2021, FERC requested comments on, among other things, whether to require utilities that have been members of an RTO for three years or more and that have been collecting an “RTO membership” ROE incentive adder to file tariff updates that would terminate collection of the incentive adder. Initial comments on the proposed rule were filed on June 25, 2021, and reply comments were filed on July 26, 2021. The rulemaking remains pending before FERC. FirstEnergy is a member of PJM and its transmission subsidiaries could be affected by the supplemental proposed rule. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy transmission incentive ROE, such changes will be applied on a prospective basis.

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
8. COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

As of March 31, 2022, outstanding guarantees and other assurances aggregated approximately $1.1 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($602 million) and other assurances ($468 million).

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

As of March 31, 2022, $52 million of collateral has been posted by FE or its subsidiaries and is included in Prepaid taxes and other current assets on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2022:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$43	$—	$43
Surety Bonds (Collateralized Amount) (1)	57	258	315
Total Exposure from Contractual Obligations	$100	$258	$358
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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addresses, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 states, including West Virginia. The EPA held a virtual public hearing regarding the proposed rules on April 21, 2022, with comments due June 6, 2022. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the revised CSAPR Update, the future cost of compliance may materially impact FirstEnergy's operations, cash flows and financial condition.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. The D.C. Circuit decision was appealed by several states, including West Virginia, as well as other interested parties. On February 28, 2022, the U.S. Supreme Court heard oral arguments on the matter is subject to legal challenge. Depending on the outcomes of the appeal and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

After the completion of a negotiated settlement, a complaint was filed by the EPA and PA DEP on January 10, 2022 in Federal District Court for the Western District of Pennsylvania, alleging, among other things, that WP violated the CWA in connection with past boron exceedances at WP’s Springdale and Mingo landfills. On January 11, 2022, WP entered into a consent decree with the EPA and PA DEP resolving the matters addressed in the complaint, which, among other things, required a civil penalty of $610 thousand. The District Court entered the Consent Decree as final on March 17, 2022 and WP subsequently paid the penalty amount as required therein.

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

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of March 31, 2021, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $110 million have been accrued through March 31, 2022, of which, approximately $70 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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
•MFS Series Trust I, et al. v. FirstEnergy Corp., et al. and Brighthouse Funds II – MFS Value Portfolio, et al. v. FirstEnergy Corp., et al. (Federal District Court, S.D. Ohio) on December 17, 2021 and February 21, 2022, purported stockholders of FE filed complaints against FE, certain current and former officers, and certain current and former officers of EH. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions regarding FE’s business and its results of operations, and seek the same relief as the In re FirstEnergy Corp. Securities Litigation described above. FE believes that it is probable that it will incur losses in connection with the resolution of these lawsuits. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
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
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio, all actions have been consolidated); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FE filed putative class action lawsuits against FE and FESC, as well as certain current and former FE officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. FE agreed to a settlement to resolve these claims on April 11, 2022. In the fourth quarter of 2021, FirstEnergy recognized a pre-tax reserve of $37.5 million in the aggregate with respect to these lawsuits and the Emmons lawsuit below.
•Emmons v. FirstEnergy Corp. et al. (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, the Ohio Companies, along with FES, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices. FE agreed to a settlement to resolve these claims on April 11, 2022. In the fourth quarter of 2021, FirstEnergy recognized a pre-tax reserve of $37.5 million in the aggregate with respect to this lawsuit and the lawsuits above consolidated with Smith in the S.D. Ohio alleging, among other things, civil violations of the Racketeer Influenced and Corrupt Organizations Act.

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

On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio. The settlement agreement, if approved, will fully resolve the shareholder derivative lawsuits above and stipulates a series of corporate governance enhancements, that has resulted or is expected to result in the following:

•Six members of the FE Board, Messrs. Michael J. Anderson, Donald T. Misheff, Thomas N. Mitchell, Christopher D. Pappas and Luis A. Reyes, and Ms. Julia L. Johnson are not standing for re-election at FE’s 2022 annual shareholder meeting;
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
•An FE Board committee of recently appointed independent directors will oversee the implementation and third-party audits of the FE Board-approved action plans with respect to political and lobbying activities;
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

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy’s normal business operations pending against FE or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FE or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 7, “Regulatory Matters.”

FirstEnergy accrues legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where FirstEnergy determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss if such estimate can be made. If it were ultimately determined that FE or its subsidiaries have legal liability or are otherwise made subject to liability based on any of the matters referenced above, it could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations, and cash flows.
9. SEGMENT INFORMATION

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

On April 6, 2020, JCP&L signed an asset purchase agreement with Yards Creek Energy, LLC, a subsidiary of LS Power to sell its 50% interest in the Yards Creek pumped-storage hydro generation facility. With the receipt of all required regulatory approvals, the transaction was consummated on March 5, 2021 and resulted in a $109 million gain within the regulated distribution segment in the first quarter of 2021. The gain from the transaction was applied against and reduced JCP&L’s existing regulatory asset for previously deferred storm costs and, as a result, was offset by expense in the “Amortization (deferral) of regulatory assets, net”, line on the Consolidated Statements of Income, resulting in no earnings impact to FirstEnergy or JCP&L.

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities. On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA, with Brookfield and Brookfield Guarantors pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction is subject to customary closing conditions, including approval from the FERC and review by the CFIUS. CFIUS completed its review on April 14, 2022 and FERC approved the transaction on April 21, 2022. The transaction is expected to close at the end of May 2022. KATCo, which is currently a subsidiary of FET, will become a wholly owned subsidiary of FE prior to the closing of the transaction and will remain in the Regulated Transmission segment.
Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. As of March 31, 2022, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, is included in Corporate/Other. As of March 31, 2022, Corporate/Other had approximately $7.4 billion of FE holding company debt.

Financial information for each of FirstEnergy’s business segments and reconciliations to consolidated amounts is presented in the tables below. FirstEnergy evaluates segment performance based on Net income (loss).
Segment Financial Information

For the Three Months Ended	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)

March 31, 2022
External revenues	$2,532	$451	$6	$—	$2,989
Internal revenues	57	2	—	(59)	—
Total revenues	$2,589	$453	$6	$(59)	$2,989
Depreciation	235	86	2	17	340
Amortization (deferral) of regulatory assets, net	(38)	1	—	—	(37)
Miscellaneous income (expense), net	85	6	17	(2)	106
Interest expense	129	59	127	(2)	313
Income taxes (benefits)	69	41	(27)	—	83
Net income (loss)	265	125	(102)	—	288
Property additions	$317	$197	$6	$—	$520

March 31, 2021
External revenues	$2,321	$401	$4	$—	$2,726
Internal revenues	49	4	—	(53)	—
Total revenues	$2,370	$405	$4	$(53)	$2,726
Depreciation	226	81	1	15	323
Amortization of regulatory assets, net	87	5	—	—	92
Miscellaneous income (expense), net	107	11	22	(5)	135
Interest expense	128	61	101	(5)	285
Income taxes (benefits)	82	33	(28)	—	87
Net income (loss)	313	109	(87)	—	335
Property additions	$321	$273	$10	$—	$604

As of March 31, 2022
Total assets	$30,883	$13,070	$664	$—	$44,617
Total goodwill	$5,004	$614	$—	$—	$5,618

As of December 31, 2021
Total assets	$30,812	$13,237	$1,383	$—	$45,432
Total goodwill	$5,004	$614	$—	$—	$5,618

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
The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities. On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA, with Brookfield and Brookfield Guarantors pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction is subject to customary closing conditions, including approval from the FERC and review by the CFIUS. CFIUS completed its review on April 14, 2022 and FERC approved the transaction on April 21, 2022. The transaction is expected to close at the end of May 2022.
Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of March 31, 2022, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was included in continuing operations of Corporate/Other. As of March 31, 2022, Corporate/Other had approximately $7.4 billion of FE holding company debt.

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

At FirstEnergy, we are dedicated to staying true to our mission and core values. We understand the impact our company can make in the world around us, which means pursuing initiatives and goals that align with our foundational principles, support our ESG and strategic priorities, and positively impact our stakeholders.

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

FirstEnergy's Regulated Transmission business is a premier, high quality transmission business, with over 24,000 miles of transmission lines in operation and one of the largest transmission systems in PJM. The Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) are focused on "Energizing the Future" with investments that support clean energy, improve grid reliability and resiliency and support a carbon neutral future. "Energizing the Future" is the centerpiece of FirstEnergy’s regulated investment strategy with all investments recovered under FERC-regulated forward-looking formula rates, and approximately $8 billion in investment plans (or 45% of the total FirstEnergy investment plan) from 2021 to 2025. FirstEnergy believes there are incremental investment opportunities for its existing transmission infrastructure of over $20 billion beyond those identified through 2025, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

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

On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA with Brookfield and the Brookfield Guarantors, pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction is subject to customary closing conditions, including approval from the FERC and review by the CFIUS. CFIUS completed its review on April 14, 2022 and FERC approved the transaction on April 21, 2022. The transaction is expected to close at the end of May 2022.

On December 13, 2021, FE privately issued to BIP Securities II-B L.P., an affiliate of Blackstone Infrastructure Partners L.P., 25,588,535 shares of FE’s common stock, par value $0.10 per share, at a price of $39.08 per share, representing an investment of $1.0 billion. In addition, FE nominated Sean T. Klimczak, the Blackstone Infrastructure Partners-selected representative, to stand for election to the FE Board at the 2022 annual shareholders’ meeting. On April 21, 2022, FERC approved the Blackstone representative’s ability to participate as a voting member of the FE Board.

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

FE Forward

FirstEnergy is also working to transform how it conducts business and serves its customers, to achieve value potential in a sustainable way and help FirstEnergy achieve its strategic priorities. In February 2021, FirstEnergy announced a new initiative to build upon FirstEnergy’s strong operations and business fundamentals and deliver immediate value and resilience, with substantial working capital improvements and capital efficiencies ramping up through 2024. Called "FE Forward," the initiative plays a critical first step in FirstEnergy’s transformation journey as it looks to enhance the organization, focus on performance excellence, and refocus the investment strategy through a range of opportunities.

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

	For the Years Ended December 31,
FE Forward Expected Capital Expenditure Efficiencies and Working Capital Improvements	2021 Actual	2022 Forecast	2023 Forecast	2024 Forecast	2025 Forecast	Total
	(In millions)
Gross Capital Expenditure Efficiencies	$210	$280	$380	$380	$380	$1,630
Cost to Achieve (+/- 10%)	(40)	(80)	(30)	—	—	(150)
Net Capital Expenditure Efficiencies	$170	$200	$350	$380	$380	$1,480
Working Capital Improvements	130	120	—	—	—	250
Total Cash Flow Improvements	$300	$320	$350	$380	$380	$1,730

Climate Story

Our long-term strategy reiterates and supports our position that climate change is among the most important issues of our time and our commitment to doing our part to ensure a bright and sustainable future for the communities we serve. As part of our Climate Strategy, we’re focused on enabling our customers to thrive in a reduced carbon future. This includes transmission and distribution investments discussed above, investments in solar generation and supporting clean energy options, our efforts towards electrifying the economy, and driving energy efficiency.

Additionally, we plan to reduce our company-wide GHG emissions within our direct operational control (Scope 1) by 30% by 2030 (from our 2019 baseline), as we work toward carbon neutrality by 2050. Key steps in reducing our emissions and improving the efficiency of our operations include:

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
•Using Generation Efficiencies and Flexibility: We are utilizing operational flexibilities, such as heat rate improvements through equipment upgrades, operational monitoring systems, and auxiliary power reductions at our generation facilities that will enable us to reach our interim 2030 goal of a 30% GHG reduction from 2019 levels, while continuing to provide customers with safe and reliable electricity; and
•Transitioning Away from Coal Generation: We expect to thoughtfully transition away from our regulated coal generation fleet no later than 2050, and in 2021, FirstEnergy sought approval to construct a solar generation source of at least 50 MWs in West Virginia. Also in 2021, FirstEnergy filed plans with the WVPSC to comply with EPA ELG rules that would keep MP’s generation plants responsibly operating beyond 2028, however, FirstEnergy intends to begin a broad stakeholder dialogue regarding planned operational end dates of 2035 and 2040 for Ft. Martin and Harrison, respectively, which further supports our Climate Strategy.

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

HB 6 and Related Investigations

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the U.S. Attorney’s Office investigation into FirstEnergy relating to FirstEnergy’s lobbying and governmental affairs activities concerning HB 6 related to the federal criminal allegations made in July 2020, against former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Among other things, the DPA required FE to pay a monetary penalty of $230 million, which FE paid in the third quarter of 2021. Under the DPA, FE agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers nor will FirstEnergy seek any tax deduction related to such payment. The criminal information will be dismissed after FirstEnergy fully complies with its obligations under the DPA.

The OAG, certain FE shareholders and FE customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. On February 9, 2022, FE, acting through the SLC, agreed to a settlement term sheet to resolve multiple shareholder derivative lawsuits that were filed in the S.D. Ohio, the N.D. Ohio, and the Ohio Court of Common Pleas, Summit County. On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio. The settlement agreement, if approved, will fully resolve these shareholder derivative lawsuits and includes a series of corporate governance enhancements, that has resulted or is expected to result in the following:

•Six members of the FE Board, Messrs. Michael J. Anderson, Donald T. Misheff, Thomas N. Mitchell, Christopher D. Pappas and Luis A. Reyes, and Ms. Julia L. Johnson, are not standing for re-election at FE’s 2022 annual shareholder meeting;
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
•An FE Board committee of recently appointed independent directors will oversee the implementation and third-party audits of the FE Board-approved action plans with respect to political and lobbying activities;
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

FirstEnergy has taken numerous steps to address challenges posed by the HB 6 investigations and improve its compliance culture, including the ongoing refreshment of the FE Board, the hiring of key senior executives committed to supporting transparency and integrity, and strengthening and enhancing FirstEnergy’s compliance culture through several initiatives. Although the outcome of the HB 6 investigations and state regulatory audits remain unknown, FirstEnergy has also taken several proactive steps to reduce regulatory uncertainty affecting the Ohio Companies.

Despite the many disruptions FirstEnergy is currently facing, the leadership team remains committed and focused on executing its strategy and running the business. See “Outlook - Other Legal Proceedings” below for additional details on the government investigations, the DPA, and subsequent litigation surrounding the investigation of HB 6. See also “Outlook - State Regulation - Ohio” below for details on the PUCO proceeding reviewing political and charitable spending and legislative activity in response to the investigation of HB 6. The outcome of the government investigations, PUCO proceedings, legislative activity, and any of these lawsuits is uncertain and could have a material adverse effect on FirstEnergy’s financial condition, results of operations, and cash flows.

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions)	For the Three Months Ended March 31,
	2022	2021	Change

Revenues	$2,989	$2,726	$263	10%

Operating expenses	2,430	2,167	263	12%

Operating income	559	559	—	—%

Other expenses, net	(188)	(137)	(51)	(37)%

Income before income taxes	371	422	(51)	(12)%

Income taxes	83	87	(4)	(5)%

Net income	$288	$335	$(47)	(14)%

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 9, “Segment Information,” of the Notes to Consolidated Financial Statements.

Summary of Results of Operations — First Three Months of 2022 Compared with First Three Months of 2021

Financial results for FirstEnergy’s business segments in the first three months of 2022 and 2021 were as follows:

First Three Months 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,532	$451	$(39)	$2,944
Other	57	2	(14)	45
Total Revenues	2,589	453	(53)	2,989

Operating Expenses:
Fuel	140	—	—	140
Purchased power	870	—	5	875
Other operating expenses	798	90	(68)	820
Provision for depreciation	235	86	19	340
Amortization (deferral) of regulatory assets, net	(38)	1	—	(37)
General taxes	215	66	11	292
Total Operating Expenses	2,220	243	(33)	2,430

Operating Income (Loss)	369	210	(20)	559

Other Income (Expense):
Miscellaneous income, net	85	6	15	106
Interest expense	(129)	(59)	(125)	(313)
Capitalized financing costs	9	9	1	19
Total Other Expense	(35)	(44)	(109)	(188)

Income (Loss) Before Income Taxes (Benefits)	334	166	(129)	371
Income taxes (benefits)	69	41	(27)	83
Net Income (Loss)	$265	$125	$(102)	$288

First Three Months 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,316	$401	$(34)	$2,683
Other	54	4	(15)	43
Total Revenues	2,370	405	(49)	2,726

Operating Expenses:
Fuel	118	—	—	118
Purchased power	714	—	4	718
Other operating expenses	728	67	(43)	752
Provision for depreciation	226	81	16	323
Amortization of regulatory assets, net	87	5	—	92
General taxes	201	62	10	273
Gain on sale of Yards Creek	(109)	—	—	(109)
Total Operating Expenses	1,965	215	(13)	2,167

Operating Income (Loss)	405	190	(36)	559

Other Income (Expense):
Miscellaneous income, net	107	11	17	135
Interest expense	(128)	(61)	(96)	(285)
Capitalized financing costs	11	2	—	13
Total Other Expense	(10)	(48)	(79)	(137)

Income (Loss) Before Income Taxes (Benefits)	395	142	(115)	422
Income taxes (benefits)	82	33	(28)	87
Net Income (Loss)	$313	$109	$(87)	$335

Changes Between First Three Months 2022 and First Three Months 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$216	$50	$(5)	$261
Other	3	(2)	1	2
Total Revenues	219	48	(4)	263

Operating Expenses:
Fuel	22	—	—	22
Purchased power	156	—	1	157
Other operating expenses	70	23	(25)	68
Provision for depreciation	9	5	3	17
Amortization (deferral) of regulatory assets, net	(125)	(4)	—	(129)
General taxes	14	4	1	19
Gain on sale of Yards Creek	109	—	—	109
Total Operating Expenses	255	28	(20)	263

Operating Income (Loss)	(36)	20	16	—

Other Income (Expense):
Miscellaneous income, net	(22)	(5)	(2)	(29)
Interest expense	(1)	2	(29)	(28)
Capitalized financing costs	(2)	7	1	6
Total Other Expense	(25)	4	(30)	(51)

Income (Loss) Before Income Taxes (Benefits)	(61)	24	(14)	(51)
Income taxes (benefits)	(13)	8	1	(4)
Net Income (Loss)	$(48)	$16	$(15)	$(47)

Regulated Distribution — First Three Months of 2022 Compared with First Three Months of 2021

Regulated Distribution’s net income decreased $48 million in the first three months of 2022, as compared to the same period of 2021, primarily resulting from higher other operating expenses, customer rate credits associated with the PUCO-approved Ohio Stipulation, and higher pension and OPEB expenses, partially offset by higher weather-related demand, as well as the absence of a $27 million refund for previously collected decoupling revenues in Ohio, with interest.

Revenues —

The $219 million increase in total revenues resulted from the following sources:

	For the Three Months Ended March 31,
Revenues by Type of Service	2022	2021	Increase
	(In millions)
Distribution services(1)	$1,348	$1,312	$36

Generation sales:
Retail	1,094	935	159
Wholesale	90	69	21
Total generation sales	1,184	1,004	180

Other	57	54	3
Total Revenues	$2,589	$2,370	$219
(1) Includes $(27) million of ARP revenues for the three months ended March 31, 2021. Amounts reflect the Ohio Companies refund to customers that was previously collected under decoupling mechanisms, with interest. See “Outlook,” below for further discussion on Ohio decoupling rates.

Distribution services revenues increased $36 million in the first three months 2022, as compared to the same period of 2021, primarily resulting from higher recovery of transmission expenses, higher weather-related usage and customer demand, and the absence of a $27 million refund for previously collected decoupling revenues in Ohio, partially offset by customer rate credits associated with the PUCO-approved Ohio Stipulation.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended March 31,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWH Deliveries	2022	2021	Increase	2022	2021	Increase (Decrease)
Residential	15,213	14,890	2.2%	15,170	15,397	(1.5)%
Commercial(1)	9,291	8,631	7.6%	9,265	8,853	4.7%
Industrial	13,583	13,257	2.5%	13,583	13,258	2.5%
Total Electric Distribution MWH Deliveries	38,087	36,778	3.6%	38,018	37,508	1.4%
(1) Includes street lighting.

Residential and commercial distribution deliveries were impacted by higher weather-related customer usage. Heating degree days were 4% above 2021 and 1% below normal. Increases in industrial deliveries were primarily from the steel and other manufacturing sectors.

Compared to pre-pandemic levels in 2019, weather-adjusted residential distribution deliveries in the first quarter of 2022 were relatively unchanged, while commercial and industrial deliveries were down by approximately 4.1% and 2.7%, respectively, and reflects a continued trend over the last several quarters of customer usage returning back to pre-pandemic levels.

The following table summarizes the price and volume factors contributing to the $180 million increase in generation revenues for the first three months of 2022, as compared to the same period of 2021:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$62
Change in prices	97
159
Wholesale:
Change in sales volumes	(15)
Change in prices	15
Capacity revenue	21
21
Change in Generation Revenues	$180

The increase in retail generation sales volumes was primarily due to higher weather-related usage and decreased customer shopping in New Jersey, Ohio and Pennsylvania. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in the first three months of 2022, as compared to the same period of 2021, decreased to 44% from 46% in New Jersey, 84% from 85% in Ohio, and to 59% from 61% in Pennsylvania. The increase in retail generation prices primarily resulted from higher non-shopping generation auction rates in Pennsylvania. Retail generation sales, excluding those in West Virginia, have no material impact to earnings.

Wholesale generation revenues increased $21 million in the first three months of 2022, as compared to the same period in 2021, primarily due to an increase in spot market energy prices and higher capacity revenues, partially offset by lower volumes due to lower generation output. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses increased $255 million, primarily due to the following:

•Fuel costs increased $22 million during the first three months of 2022, as compared to the same period of 2021, primarily due to higher unit costs, partially offset by lower generation output. Due to the ENEC, fuel expense has no material impact on current earnings.

•Purchased power costs increased $156 million during the first three months of 2022, as compared to the same period of 2021, primarily due to higher market prices, increased volumes as described above and increased capacity expenses.

Source of Change in Purchased Power	Increase
(In millions)
Purchases:
Change due to unit costs	$83
Change due to volumes	46
129
Capacity	27
Change in Purchased Power Costs	$156

•Other operating expenses increased $70 million in the first three months of 2022, as compared to the same period of 2021, primarily due to:

•Higher network transmission expenses of $29 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher expenses of $20 million resulting from lower capitalization of vegetation management costs.
•Higher expenses of $13 million resulting from lower capitalization of corporate support costs.
•Higher employee benefit costs of approximately $7 million.
•Higher storm expenses of $6 million, of which $2 million was deferred for future recovery, resulting in no material impact on current period earnings.
•Higher West Virginia vegetation management, energy efficiency and other state mandated program costs of $3 million, which are deferred for future recovery, resulting in no material impact on earnings.
•Higher other operating and maintenance expenses of $2 million, primarily associated with higher regulated generation planned outage spend.
•Lower uncollectible expenses of $10 million, of which $5 million was deferred for future recovery.

•Depreciation expense increased $9 million in the first three months of 2022, as compared to the same period of 2021, primarily due to a higher asset base.

•Amortization (deferral) of regulatory assets, net decreased $125 million in the first three months of 2022, as compared to the same period of 2021, primarily due to:
◦$109 million decrease due to the absence of the reduction of the New Jersey storm cost regulatory asset as a result of the Yards Creek sale,
◦$32 million related to net decreases in other amortizations, partially offset by
◦$16 million of lower generation and transmission related deferrals.

•General taxes increased $14 million in the first three months of 2022, as compared to the same period of 2021, primarily due to higher Ohio property and Pennsylvania gross receipt taxes.

•The absence of the gain on sale of the Yards Creek Generating Facility of $109 million which was netted against the New Jersey storm deferral, as described above, resulting in no impact to earnings.

Other Expense —

Other expense increased $25 million in the first three months of 2022, as compared to the same period of 2021, primarily due to higher pension and OPEB non-service costs and lower asset performance on company-owned life insurance plans.

Income Taxes —

Regulated Distribution’s effective tax rate was 20.7% and 20.8% for the three months ended March 31, 2022 and 2021, respectively.

Regulated Transmission — First Three Months of 2022 Compared with First Three Months of 2021

Regulated Transmission’s net income increased $16 million in the first three months of 2022, as compared to the same period of 2021, primarily due to higher rate base at MAIT and JCPL, and higher capitalized financing costs.

Revenues —

Total revenues increased $48 million, primarily due to the recovery of incremental operating expenses and a higher rate base.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended March 31,
Revenues by Transmission Asset Owner	2022	2021	Increase (Decrease)
	(In millions)
ATSI	$217	$207	$10
TrAIL	65	61	4
MAIT	79	68	11
JCP&L	60	36	24
MP, PE and WP	32	33	(1)
Total Revenues	$453	$405	$48

Operating Expenses —

Total operating expenses increased $28 million in the first three months of 2022, as compared to the same period of 2021, primarily due to higher operation and maintenance costs and increased property taxes and depreciation due to a higher asset base, partially offset by lower amortization of regulatory assets. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense decreased $4 million in the first three months of 2022, as compared to the same period of 2021, primarily due to higher capitalized financing costs.

Income Taxes —

Regulated Transmission’s effective tax rate was 24.7% and 23.2% for the three months ended March 31, 2022 and 2021, respectively.
Corporate / Other — First Three Months of 2022 Compared with First Three Months of 2021

Financial results at Corporate/Other resulted in a $15 million increase in net loss in the first three months of 2022, as compared to the same period of 2021, primarily due to higher interest expense from a make-whole premium resulting from the redemption of $850 million of FE’s notes, see “Capital Resources and Liquidity” below, and a valuation reserve against certain municipal deferred tax assets in the first quarter of 2022, partially offset by higher investment earnings and lower investigation and other related costs.

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

The following table provides information about the composition of net regulatory assets and liabilities as of March 31, 2022, and December 31, 2021, and the changes during the three months ended March 31, 2022:

Net Regulatory Assets (Liabilities) by Source	March 31, 2022	December 31, 2021	Change
	(In millions)
Customer payables for future income taxes	$(2,303)	$(2,345)	$42
Spent nuclear fuel disposal costs	(87)	(101)	14
Asset removal costs	(650)	(646)	(4)
Deferred transmission costs	(30)	(3)	(27)
Deferred generation costs	163	118	45
Deferred distribution costs	75	49	26
Storm-related costs	673	660	13
Uncollectible and COVID-19 related costs	55	56	(1)
Energy efficiency program costs	47	47	—
New Jersey societal benefit costs	106	109	(3)
Regulatory transition costs	(18)	(18)	—
Vegetation management	39	33	6
Other	(25)	(12)	(13)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(1,955)	$(2,053)	$98

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

Deferred transmission costs - Reflects differences between revenues earned based on actual costs for the formula-rate Transmission Companies and the amounts billed, which amounts are recorded as a regulatory asset or liability and recovered or refunded, respectively, in subsequent periods. Also included is the recovery of non-market based costs or fees charged to certain of the Utilities by various regulatory bodies including FERC and RTOs, which can include PJM charges and credits for service including, but not limited to, procuring transmission services and transmission enhancement.

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

Deferred distribution costs - Primarily relates to the Ohio Companies’ deferral of certain expenses resulting from distribution and reliability related expenditures, including interest (amortized through 2036) and remaining refunds owed to customers associated with the PUCO-approved Ohio Stipulation.

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $190 million and $148 million are currently being recovered through rates as of March 31, 2022 and December 31, 2021, respectively.

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

The following table provides information about the composition of net regulatory assets that do not earn a current return as of March 31, 2022 and December 31, 2021, of which approximately $332 million and $228 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction.

Regulatory Assets by Source Not Earning a Current Return	March 31, 2022	December 31, 2021	Change
	(In millions)
Deferred transmission costs	$9	$13	$(4)
Deferred generation costs	112	50	62
Storm-related costs	569	549	20
COVID-19 related costs	63	65	(2)
Regulatory transition costs	12	13	(1)
Vegetation management	28	31	(3)
Other	14	11	3
Regulatory Assets Not Earning a Current Return	$807	$732	$75

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

On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA with Brookfield and the Brookfield Guarantors, pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction is subject to customary closing conditions, including approval from the FERC and review by the CFIUS. CFIUS completed its review on April 14, 2022 and FERC approved the transaction on April 21, 2022. The transaction is expected to close at the end of May 2022.

On December 13, 2021, FE privately issued to BIP Securities II-B L.P., an affiliate of Blackstone Infrastructure Partners L.P., 25,588,535 shares of FE’s common stock, par value $0.10 per share, at a price of $39.08 per share, representing an investment of $1.0 billion. In addition, FE nominated Sean T. Klimczak, the Blackstone Infrastructure Partners-selected representative, to stand for election to the FE Board at the 2022 annual shareholders’ meeting. On April 21, 2022, FERC approved the Blackstone representative’s ability to participate as a voting member of the FE Board.

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

FirstEnergy is continuously evaluating the COVID-19 global pandemic and taking steps to mitigate known risks. FirstEnergy provides a critical and essential service to its customers and the health and safety of its employees and customers is its first priority. FirstEnergy continues to provide flexibility for approximately 7,000 of its 12,400 employees to work from home. Pandemic safety and cleaning protocols were implemented for those workers who have continued to report to a FirstEnergy work location during the pandemic, ensuring FirstEnergy employees can report directly to job sites and work with the same small group of employees every day. FirstEnergy continues to assess its work from home policies to allow for a flexible workplace to continue for its employees after the pandemic.

FirstEnergy continues to effectively manage operations during the pandemic in order to provide critical service to customers. FirstEnergy has experienced supply chain challenges during the COVID-19 pandemic. Lead times have increased across numerous material categories, with some as much as doubling from previous times. Some key suppliers have struggled with labor shortages and raw material availability, which along with increasing inflationary pressure, have increased the costs of certain materials, equipment and contractors. FirstEnergy has taken steps to mitigate these risks and does not currently expect service disruptions or any material impact on its capital spending plan. However, the situation remains fluid and future impacts to FirstEnergy that are presently unknown or unanticipated may occur.

As of March 31, 2022, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, current portions of long-term debt, short-term borrowings and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

Short-Term Borrowings / Revolving Credit Facilities

On October 18, 2021, FE, FET, the Utilities, and the Transmission Companies entered into the 2021 Credit Facilities, which were six separate senior unsecured five-year syndicated revolving credit facilities with JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd. and PNC Bank, National Association that replace the FE Revolving Facility and the FET Revolving Facility, and provide for aggregate commitments of $4.5 billion. The 2021 Credit Facilities are available until October 18, 2026, as follows:

•FE and FET, $1.0 billion revolving credit facility;
•Ohio Companies, $800 million revolving credit facility;
•Pennsylvania Companies, $950 million revolving credit facility;
•JCP&L, $500 million revolving credit facility;
•MP and PE, $400 million revolving credit facility; and
•Transmission Companies, $850 million credit facility.

Under the 2021 Credit Facilities, an aggregate amount of $4.5 billion is available to be borrowed, repaid and reborrowed, subject to each borrower’s respective sublimit under the respective facilities. These new credit facilities provide substantial liquidity to support the Regulated Distribution and Regulated Transmission businesses, and each of the operating companies within the businesses.

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

FirstEnergy’s 2021 Credit Facilities bear interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the FCA (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, IBA (the entity that calculates and publishes LIBOR) and FCA made public statements regarding the future cessation of LIBOR. IBA permanently ceased publication for 1-week and 2-month LIBOR settings and all settings for non-USD LIBOR on December 31, 2021. According to the FCA, IBA will permanently cease to publish overnight, 1-month, 3-month, 6-month and 12-month LIBOR settings on June 30, 2023. IBA did not identify any successor administrator in its announcement. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after such end dates, and there is considerable uncertainty regarding the publication or representativeness of LIBOR beyond such end dates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is seeking to replace U.S. dollar LIBOR with a newly created index, SOFR, calculated based on repurchase agreements backed by treasury securities. FirstEnergy’s 2021 Credit Facilities provide a mechanism to automatically transition to a SOFR-based benchmark when all United States dollar LIBOR settings are no longer provided or are no longer representative. In addition, FirstEnergy’s 2021 Credit Facilities provide an option for the applicable borrower and lender to jointly elect to transition early to a SOFR-based benchmark, or in certain circumstances, an alternative benchmark replacement. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for us are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on FirstEnergy’s results of operations, cash flows, financial condition and liquidity.

FirstEnergy had $350 million of outstanding short-term borrowings as of March 31, 2022, and no short-term borrowings as of December 31, 2021. FirstEnergy’s available liquidity from external sources as of April 18, 2022, was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FE and FET	October 2026	$1,000	$647
Ohio Companies	October 2026	800	800
Pennsylvania Companies	October 2026	950	950
JCP&L	October 2026	500	499
MP and PE	October 2026	400	400
Transmission Companies	October 2026	850	850
	Subtotal	$4,500	$4,146
Cash and cash equivalents		—	383
	Total	$4,500	$4,529

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of March 31, 2022:

Individual Borrower	Regulatory and Other Short-Term Debt Limitations
	(In millions)
FE and FET	N/A
OE, CEI, JCP&L, ME, MP, and ATSI	$500	(1)
TE and PN	300	(1)
WP	200	(1)
PE	150	(1)
Penn	100	(1)
TrAIL and MAIT	400	(1)

(1) Includes amounts which may be borrowed under the regulated companies’ money pool.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the 2021 Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the 2021 Credit Facilities and against the applicable borrower’s borrowing sublimit. As of March 31, 2022, FirstEnergy had $4 million in outstanding LOCs.

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

As of March 31, 2022, the borrowers were in compliance with the applicable interest coverage and debt-to-total-capitalization ratio covenants in each case as defined under the 2021 Credit Facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings through the first quarter of 2022 was 0.37% per annum for the regulated companies’ money pool and 0.52% per annum for the unregulated companies’ money pool.

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of April 18, 2022:

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
(1) S = Stable, P = Positive, N = Negative

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

Debt capacity is subject to the consolidated interest coverage ratio in the 2021 Credit Facilities. As of March 31, 2022, FirstEnergy could incur approximately $790 million of incremental interest expense or incur a $2.0 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements by the 2021 Credit Facilities.

Cash Requirements and Commitments

FirstEnergy has certain obligations and commitments to make future payments under contracts. For an in-depth discussion of FirstEnergy’s cash requirements and commitments, see “Capital Resources and Liquidity - Cash Requirements and Commitments " in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" within FirstEnergy’s Form 10-K for the year ended December 31, 2021 (filed on February 16, 2022).

Changes in Cash Position

As of March 31, 2022, FirstEnergy had approximately $283 million of cash and cash equivalents and $27 million of restricted cash compared to approximately $1.5 billion of cash and cash equivalents and $49 million of restricted cash as of December 31, 2021, on the Consolidated Balance Sheets.

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

In the first three months of 2022, cash provided from operating activities was approximately $355 million compared to $533 million in the same period of 2021. The decrease in cash provided from operating activities is primarily due to rate refunds and rate credits provided to Ohio customers during the first quarter of 2022 under the PUCO-approved Ohio Stipulation, higher operating expenses from lower capitalization of certain vegetation management and corporate support costs, and the absence of accounts receivable working capital improvements in the first quarter of 2021, when collection activity improved since the start of the pandemic. These decreases in cash flow from operating activities are partially offset by cash flow generated from capital investments made since the first quarter of 2021 and improvements in accounts payable working capital from the implementation of FE Forward initiatives.

Cash Flows From Financing Activities

In the first three months of 2022, cash used for financing activities was $964 million compared to $509 million during the same period of 2021. The following table summarizes financing activities for the first three months of 2022 and 2021:

	For the Three Months Ended March 31,
Securities Issued or Redeemed / Repaid	2022	2021
	(In millions)

New issues - Unsecured notes	$—	$500

Redemptions / Repayments:
Unsecured notes	(1,000)	—
FMBs	(25)	—
Senior secured notes	(21)	(29)
	$(1,046)	$(29)

Make-whole premiums paid on debt redemptions	$(38)	$—

Short-term borrowings/(redemptions), net	$350	$(750)

Common stock dividend payments	$(222)	$(212)

In December 2021, notice of redemption was provided for all remaining $850 million of FE’s 4.25% Notes, Series B, due 2023, which was completed on January 20, 2022, and with a make-whole premium of approximately $38 million.

On January 27, 2022, CEI instructed its indenture trustee to provide notice of redemption for all remaining $150 million of CEI’s 2.77% Senior Notes, Series A, due 2034, for redemption which occurred on March 14, 2022.

Also on January 27, 2022, TE instructed its indenture trustee to provide notice of partial redemption for $25 million of TE’s 2.65% Senior Secured Notes, due 2028, for partial redemption which occurred on February 11, 2022.

Cash Flows From Investing Activities

Cash used for investing activities in the first three months of 2022 principally represented cash used for property additions. The following table summarizes investing activities for the first three months of 2022 and 2021:

	For the Three Months Ended March 31,		Increase
Cash Used for Investing Activities	2022	2021	(Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$317	$321	$(4)
Regulated Transmission	197	273	(76)
Corporate / Other	6	10	(4)
Proceeds from sale of Yards Creek	—	(155)	155
Asset removal costs	49	47	2
Other	23	3	20
	$592	$499	$93

Cash used for investing activities for the first quarter of 2022 increased $93 million, compared to the same period of 2021, primarily due to the absence of proceeds from the sale of Yards Creek received in the first quarter of 2021, partially offset by lower property additions.

GUARANTEES AND OTHER ASSURANCES
FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of March 31, 2022, was approximately $1.1 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$520
Vehicle leases	75
Other	7
602
FE’s Guarantees on Other Assurances
Surety Bonds	330
Deferred compensation arrangements	134
LOCs	4
468
Total Guarantees and Other Assurances	$1,070

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

As of March 31, 2022, $52 million of collateral has been posted by FE or its subsidiaries and is included in Prepaid taxes and other current assets on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2022:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon further downgrade	$43	$—	$43
Surety Bonds (collateralized amount)(1)	57	258	315
Total Exposure from Contractual Obligations	$100	$258	$358
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

The valuation of derivative contracts is based on observable market information. As of March 31, 2022, FirstEnergy has a net asset of $1 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of March 31, 2022, the FirstEnergy pension plan assets were allocated approximately as follows: 35% in equity securities, 25% in fixed income securities, 12% in alternatives, 10% in real estate, 11% in private debt/equity, 5% in derivatives and 2% in cash and short-term securities. Due to the American Rescue Plan Act of 2021, under current assumptions, including an expected annual return on assets of 7.5%, FirstEnergy does not currently expect to have a required contribution to the pension plan. However, a decline in the value of pension plan assets could result in additional funding requirements and FirstEnergy may elect to contribute to the pension plan voluntarily. As of March 31, 2022, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 50% in equity securities, 47% in fixed income securities and 3% in cash and short-term securities. See Note 4, “Pension and Other Post-Employment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans.

In the three months ended March 31, 2022, FirstEnergy’s pension and OPEB plan assets have lost approximately 5.8% and 4.8%, respectively, as compared to an annual expected return on plan assets of 7.5%.

Interest Rate Risk

FirstEnergy recognizes net actuarial gains or losses for its pension and OPEB plans in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement. A primary factor contributing to these actuarial gains and losses are changes in the discount rates used to value pension and OPEB obligations as of the measurement date and the difference between expected and actual returns on the plans’ assets. FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. As of March 31, 2022, the spot rate was 3.75% and 3.65% for pension and OPEB obligations, respectively, as compared to 3.02% and 2.84% as of December 31, 2021, respectively. At this time, FirstEnergy is unable to determine or project the mark-to-market adjustment that may be recorded as of December 31, 2022.
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

MARYLAND

PE operates under MDPSC approved base rates that were effective as of March 23, 2019. PE also provides SOS pursuant to a combination of settlement agreements, MDPSC orders and regulations, and statutory provisions. SOS supply is competitively procured in the form of rolling contracts of varying lengths through periodic auctions that are overseen by the MDPSC and a third-party monitor. Although settlements with respect to SOS supply for PE customers have expired, service continues in the same manner until changed by order of the MDPSC. PE recovers its costs plus a return for providing SOS. PE expects to file a new base rate case in early 2023, consistent with the MDPSC’s order issued on March 22, 2019.

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

JCP&L has instituted energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act as approved by the NJBPU in April 2021. The NJBPU approved plans include recovery of lost revenues resulting from the programs and a three-year plan including total program costs of $203 million, of which $158 million of investment is recovered over a ten-year amortization period with a return as well as operations and maintenance expenses and financing costs of $45 million recovered on an annual basis.

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to customers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the NJ Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey and on June 7, 2021, the Superior Court issued an order reversing the NJBPU’s CTA rules and remanded the case back to the NJBPU. Specifically, the Court’s ruling requires 100% of the CTA savings to be credited to customers in lieu of the NJBPU’s current policy requiring 25%. On December 6, 2021, the NJBPU issued proposed amended rules modifying its current CTA policy in base rate cases consistent with the Superior Court’s June 7, 2021 order. Comments were filed on March 3, 2022. Once the proposed rules are final, they will be applied on a prospective basis in a future base rate case, however, it is not expected to have a material adverse effect on FirstEnergy’s results or financial condition.

On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for distribution base rate increase. The settlement provided for a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. The settlement additionally provided that JCP&L would be subject to a management audit. The management audit began in May 2021 and is currently ongoing.

On August 27, 2020, JCP&L filed an AMI Program with the NJBPU, which proposed the deployment of approximately 1.2 million advanced meters over a three-year period beginning on January 1, 2023, at a total cost of approximately $418 million, including the pre-deployment phase. The then proposed 3-year deployment was part of the 20-year AMI Program that was projected to cost approximately $732 million and proposed a cost recovery mechanism through a separate AMI tariff rider. On September 14, 2021, JCP&L submitted a supplemental filing, which reflected increases in the AMI Program’s costs. Under the revised AMI Program, during the first six years of the AMI Program from 2022 through 2027, JCP&L estimates costs of $494 million, consisting of capital expenditures of approximately $390 million, incremental operations and maintenance expenses of approximately $73 million and cost of removal of $31 million. On February 8, 2022, JCP&L filed with the NJBPU a stipulation entered into with the NJBPU staff, NJ Rate Counsel and others, that, pending NJBPU approval, would affirm the terms of the revised AMI Program. The Stipulation, which was approved by NJBPU order on February 23, 2022, also provides that the revised AMI Program-related capital costs, the legacy meter stranded costs, and the operations and maintenance expense will be deferred and placed in regulatory assets, with such amounts sought to be recovered in the JCP&L’s subsequent base rate cases.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 and continuing until the New Jersey Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. Through various executive orders issued by the New Jersey Governor, the moratorium period was extended to December 31, 2021. On December 21, 2021, the moratorium on residential disconnections for certain entities providing utility service was extended until March 15, 2022. The moratorium on residential disconnections was not extended for investor-owned electric utilities such as JCP&L, but does require that investor-owned electric public utilities offer qualifying residential customers deferred payment arrangements meeting certain minimum criteria prior to disconnecting service. Additionally, while the moratorium on residential disconnections for certain entities providing electric service was not extended after March 15, 2022, new legislation was enacted on March 25, 2022, prohibiting utilities from disconnecting electric service to customers that have applied for utility bill assistance before June 15, 2022 until such time as the state agency administering the assistance program makes a decision on the application and further requiring that all utilities offer a deferred payment arrangement meeting certain minimum criteria after the state agency’s decision on the application has been made.

Pursuant to an NJBPU order requiring all New Jersey electric distribution companies to file electric vehicle programs, JCP&L filed its program on March 1, 2021. JCP&L’s proposed electric vehicle program consisted of six sub-programs, including a consumer education and outreach initiative that would begin on January 1, 2022, and continue over a four-year period. The total proposed budget for the electric vehicle program is approximately $50 million, including investments of $16 million and operations and maintenance expenses of $34 million. JCP&L is proposing to recover the electric vehicle program costs via a non-bypassable rate clause applicable to all distribution customer rate classes, which became effective on January 1, 2022. On May 26, 2021, a procedural schedule was set to include evidentiary hearings the week of October 18, 2021. On July 16, 2021, the procedural schedule was extended by thirty days as requested by JCP&L to continue settlement discussions. On August 19, 2021, the presiding commissioner issued an order modifying the procedural schedule by extending the procedural schedule by ninety days as requested by JCP&L to continue settlement discussions. On November 12, 2021, JCP&L filed a letter with the presiding commissioner requesting a suspension of the procedural schedule in order to allow the parties to continue settlement discussion. On November 23, 2021, the presiding commissioner entered an order suspending the procedural schedule. JCP&L expects an order from the NJBPU by the end of the second quarter of 2022.

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

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the Rider DCR audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15 thousand. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive. On March 9, 2022, the PUCO directed its staff to seek the services of a third-party auditor to determine whether the show cause demonstration submitted by the Ohio Companies is sufficient to ensure that the cost of any political or charitable spending in support of HB 6 or the subsequent referendum effort was not included, directly or indirectly, in any rates or charges paid by ratepayers.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report, and a PUCO attorney examiner has issued a procedural schedule setting an evidentiary hearing on August 22, 2022.

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

On November 1, 2021, the Ohio Companies, together with the OCC, PUCO Staff, and several other signatories, entered into an Ohio Stipulation with the intent of resolving the ongoing energy efficiency rider audits, various SEET proceedings, including the Ohio Companies’ 2017 SEET proceeding, and the Ohio Companies’ quadrennial ESP review, each of which was pending before the PUCO. Specifically, the Ohio Stipulation provides that the Ohio Companies’ current ESP IV passes the required statutory test for their prospective SEET review as part of the Quadrennial Review of ESP IV, and except for limited circumstances, the signatory parties have agreed not to challenge the Ohio Companies’ SEET return on equity calculation methodology for their 2021-2024 SEET proceedings. The Ohio Stipulation additionally affirms that: (i) the Ohio Companies’ ESP IV shall continue through its previously authorized term of May 31, 2024; and (ii) the Ohio Companies will file their next base rate case in May 2024, and further, no signatory party will seek to adjust the Ohio Companies’ base distribution rates before that time, except in limited circumstances. The Ohio Companies further agreed to refund $96 million to customers in connection with the 2017-2019 SEET cases, and to provide $210 million in future rate reductions for all customers, including $80 million in 2022, $60 million in 2023, $45 million in 2024, and $25 million in 2025. The PUCO approved the 2017-2019 SEET refunds and 2022 rate reductions December 1, 2021, and refunds began in January 2022. Future rate reductions are recognized as a reduction to regulated distribution segment’s revenue in the Consolidated Statements of Income as they are provided to the Ohio Companies’ customers.

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

See below for additional details on the government investigations and subsequent litigation surrounding the investigation of HB 6.

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. On November 18, 2021, the PPUC issued orders to each of the Pennsylvania Companies directing they operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which DSPs provide for the competitive procurement of generation supply for customers who do not receive service from an alternative EGS. Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. On

December 14, 2021, the Pennsylvania Companies filed proposed DSPs for provision of generation for the June 1, 2023 through May 31, 2027 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. An evidentiary hearing was held on April 13, 2022, and the parties filed a partial settlement with the PPUC resolving most of the issues in the proceeding on April 20, 2022. The remaining issues in the proceeding, which are limited to the treatment of customer-generated energy and renewable energy credit production will be resolved through briefing. Under the 2023-2027 DSPs, supply is proposed to be provided through a mix of 12 and 24-month energy contracts, as well as long-term solar PPAs.

In March 2018, the PPUC approved adjusted customer rates of the Pennsylvania Companies to reflect the net impact of the Tax Act. As a result, the Pennsylvania Companies established riders that, beginning July 1, 2018, refunded to customers tax savings attributable to the Tax Act as compared to the amounts established in their most recent base rate proceedings on a current and going forward basis. The amounts recorded as savings for the total period of January 1 through June 30, 2018, were tracked and were to be addressed for treatment in a future proceeding. On May 17, 2021, the Pennsylvania Companies filed petitions with the PPUC proposing to refund the net savings for the January through June 2018 period to customers beginning January 1, 2022. On November 18, 2021, the PPUC approved the Pennsylvania Companies' proposed refunds, but also revised a previous methodology for calculating the net tax savings, which resulted in additional tax savings attributable to the Tax Act to be refunded to customers and directed the Pennsylvania Companies to file new petitions to propose the timing and methodology to provide these additional refunds to customers. The Pennsylvania Companies recalculated the net impact for 2018 through 2021 under the revised PPUC methodology in comparison to amounts already refunded to customers under the existing riders, which resulted in an additional $61 million in savings, with interest, to be provided to customers. As a result, FirstEnergy recognized a pre-tax charge of $61 million in the fourth quarter of 2021 associated with the additional refund and based on the November 2021 PPUC order and methodology. The Pennsylvania Companies filed petitions to propose the timing and methodology of the refund of these amounts on February 17, 2022. If approved, the Pennsylvania Companies would refund these amounts beginning July 1, 2022, and continuing through the end of the year.

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implement energy efficiency and peak demand reduction programs. On June 18, 2020, the PPUC entered a Final Implementation Order for a Phase IV EE&C Plan, operating from June 2021 through May 2026. The Final Implementation Order set demand reduction targets, relative to 2007 to 2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWH for ME, 3.0% MWH for PN, 2.7% MWH for Penn, and 2.4% MWH for WP. The Pennsylvania Companies’ Phase IV plans were approved by PPUC without modification on March 25, 2021.

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

On August 27, 2021, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $19.6 million beginning January 1, 2022, which represented a 1.5% increase to the rates currently in effect. WVPSC issued an order on December 29, 2021, granting the requested $19.6 million increase in ENEC rates. Among other things, the order requires MP and PE to refund to its large industrial customers their respective portion of the $7.7 million rate reduction discussed above and also requires MP and PE to negotiate a PPA for its capacity shortfall and a reasonable reserve margin if certain conditions are met. By order dated March 2, 2022, the WVPSC reopened the case to determine whether rates should be increased to recover growing ENEC under-recoveries. MP and PE proposed a $94 million rate increase to address the growing under-recoveries and a hearing was held on March 24, 2022. Any interim rate increase approved by WVPSC would be expected to begin May 1, 2022.

On December 3, 2021 and on December 27, 2021, the WVPSC approved settlements granting MP and PE a $16 million increase in rates effective January 1, 2022, and permitting the continuation of the vegetation management program and surcharge for another two years. WVPSC additionally ordered MP and PE to perform equipment inspections within a reasonable time after vegetation management occurs on a circuit.

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE from other customers through a surcharge for any solar investment not fully subscribed by their customers. A hearing was held on March 16 and 17, 2022, and an order is expected in the second quarter of 2022. The solar generation project, if approved, is expected to cost approximately $110 million and begin being in-serviced by the end of 2023 with all construction completed at the other sites no later than the end of 2025.

On December 17, 2021, MP and PE filed with the WVPSC for approval of environmental compliance projects at the Ft. Martin and Harrison Power Stations to comply with the EPA’s ELG and operate these plants beyond 2028. The request includes a surcharge to recover the expected $142 million capital investment and $3 million in annual operation and maintenance expense. A hearing has been set for in August 2022, with a ruling from the WVPSC expected in the fall of 2022. If approved, construction would be expected to be completed by the end of 2025. See “Outlook - Environmental Matters - Clean Water Act" below, for additional details on the EPA's ELG.

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

FirstEnergy believes that it is in material compliance with all currently effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities, FirstEnergy occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such occurrences are found, FirstEnergy develops information about the occurrence and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an occurrence to RFC. Moreover, it is clear that NERC, RFC and FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. Any inability on FirstEnergy’s part to comply with the reliability standards for its bulk electric system could result in the imposition of financial penalties, or obligations to upgrade or build transmission facilities, that could have a material adverse effect on its financial condition, results of operations, and cash flows.

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations. FirstEnergy has accepted the findings and recommendations of the final audit report. The audit report included a finding and related recommendation that FirstEnergy may have used an inappropriate methodology for allocation of certain costs to regulatory capital accounts under certain FERC regulations and reporting. As such, FirstEnergy is currently performing an analysis of these costs and how it impacted certain wholesale transmission customer rates. FirstEnergy is unable to predict or estimate the final outcome of this analysis and audit, however, it could result in refunds, with interest, to certain wholesale transmission customers and/or write-offs of previously capitalized costs if they are determined to be nonrecoverable.

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, and certain costs for transmission-related vegetation management programs. A portion of these costs would have been charged to the Ohio Companies. Additionally, ATSI proposed certain income tax-related adjustments and certain tariff changes addressing the revenue credit components of the formula rate template. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund and setting the matter for hearing and settlement proceedings. ATSI and the parties to the FERC proceeding subsequently were able to reach settlement, and on October 14, 2021, filed the settlement with FERC. As a result of the filed settlement, FirstEnergy recognized a $21 million pre-tax charge during the third quarter of 2021, which reflects the difference between amounts originally recorded as regulatory assets and amounts which will ultimately be recovered as a result of the pending settlement. From a segment perspective, during the third quarter of 2021, the Regulated Transmission segment recorded a pre-tax charge of $48 million and the Regulated Distribution segment recognized a $27 million reduction to a reserve previously recorded in 2010. In addition, the settlement provides for partial recovery of future incurred costs allocated to ATSI by MISO for the above-referenced transmission projects that were constructed by other MISO transmission owners, which is not expected to have a material impact on FirstEnergy or ATSI. The uncontested settlement was approved by FERC on March 24, 2022 without modification.

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. On November 18, 2021, FERC issued an order that: (i) accepted ATSI proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed ATSI to make a further compliance filing by January 17, 2022; and (iii) set the amount of ATSI’s recorded ADIT balances as of December 31, 2017, for hearing and settlement procedures. ATSI submitted the compliance filing, and is participating in settlement negotiations. On December 3, 2021, FERC issued an order that (i) accepted MAIT’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed MAIT to make a further compliance filing by February 1, 2022; and (iii) set the amount of MAIT’s recorded ADIT balances as of December 31, 2017 for hearing and settlement procedures. MAIT submitted the compliance filing, and is participating in settlement negotiations. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. On May 4, 2021, FERC staff requested additional information about PATH’s proposed rate base adjustment mechanism, and PATH submitted the requested information on June 3, 2021. On July 12, 2021, FERC staff requested additional information about TrAIL’s proposed rate base adjustment mechanism. TrAIL filed its response on August 6, 2021. On March 31, 2022, FERC issued an order, ruling that TrAIL’s compliance filing partially complied with the requirements of Order No. 864 and directing TrAIL to submit a further compliance filing on or before May 31, 2022 to address certain additional items that according to FERC further will enhance transparency. The PATH compliance filing remains pending before FERC. MP, WP and PE (as holders of a “stated” transmission rate when Order No. 864 issued) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020, and which have been accepted by FERC effective January 1, 2021, subject to refund, pending further hearing and settlement procedures. MP, WP and PE are engaged in settlement negotiations with other parties to this proceeding.

ATSI ROE – Ohio Consumers Counsel v. ATSI, et al.

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and AEPSC, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. ATSI disagrees with OCC’s characterization and set forth its reasons for such disagreement in a combined motion to dismiss and answer that was filed with FERC on March 31, 2022. On that same date, AEP and Duke filed separate motions to dismiss and answers to the OCC complaint, and several other parties filed comments. ATSI is currently evaluating whether to file an additional answer to respond to certain of the comments.

Transmission ROE Methodology

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. FirstEnergy submitted comments through EEI and as part of a consortium of PJM Transmission Owners. In a supplemental rulemaking proceeding that was initiated on April 15, 2021, FERC requested comments on, among other things, whether to require utilities that have been members of an RTO for three years or more and that have been collecting an “RTO membership” ROE incentive adder to file tariff updates that would terminate collection of the incentive adder. Initial comments on the proposed rule were filed on June 25, 2021, and reply comments were filed on July 26, 2021. The rulemaking remains pending before FERC. FirstEnergy is a member of PJM and its transmission subsidiaries could be affected by the supplemental proposed rule. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy transmission incentive ROE, such changes will be applied on a prospective basis.

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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addresses, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 states, including West Virginia. The EPA held a virtual public hearing regarding the proposed rules on April 21, 2022, with comments due June 6, 2022. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the revised CSAPR Update, the future cost of compliance may materially impact FirstEnergy's operations, cash flows and financial condition.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. The D.C. Circuit decision was appealed by several states, including West Virginia, as well as other interested parties. On February 28, 2022, the U.S. Supreme Court heard oral arguments on the matter is subject to legal challenge. Depending on the outcomes of the appeal and how any final rules are ultimately implemented, the future cost of compliance may be material.

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

After the completion of a negotiated settlement, a complaint was filed by the EPA and PA DEP on January 10, 2022 in Federal District Court for the Western District of Pennsylvania, alleging, among other things, that WP violated the CWA in connection with past boron exceedances at WP’s Springdale and Mingo landfills. On January 11, 2022, WP entered into a consent decree with the EPA and PA DEP resolving the matters addressed in the complaint, which, among other things, required a civil penalty of $610 thousand. The District Court entered the Consent Decree as final on March 17, 2022 and WP subsequently paid the penalty amount as required therein.

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

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of March 31, 2021, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $110 million have been accrued through March 31, 2022, of which, approximately $70 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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
•MFS Series Trust I, et al. v. FirstEnergy Corp., et al. and Brighthouse Funds II – MFS Value Portfolio, et al. v. FirstEnergy Corp., et al. (Federal District Court, S.D. Ohio) on December 17, 2021 and February 21, 2022, purported stockholders of FE filed complaints against FE, certain current and former officers, and certain current and former officers of EH. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions regarding FE’s business and its results of operations, and seek the same relief as the In re FirstEnergy Corp. Securities Litigation described above. FE believes that it is probable that it will incur losses in connection with the resolution of these lawsuits. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
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
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio, all actions have been consolidated); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FE filed putative class action lawsuits against FE and FESC, as well as certain current and former FE officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. FE agreed to a settlement to resolve these claims on April 11, 2022. In the fourth quarter of 2021, FirstEnergy recognized a pre-tax reserve of $37.5 million in the aggregate with respect to these lawsuits and the Emmons lawsuit below.
•Emmons v. FirstEnergy Corp. et al. (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, the Ohio Companies, along with FES, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices. FE agreed to a settlement to resolve these claims on April 11, 2022. In the fourth quarter of 2021, FirstEnergy recognized a pre-tax reserve of $37.5 million in the aggregate with respect to this lawsuit and the lawsuits above consolidated with Smith in the S.D. Ohio alleging, among other things, civil violations of the Racketeer Influenced and Corrupt Organizations Act.

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

On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio. The settlement agreement, if approved, will fully resolve the shareholder derivative lawsuits above and stipulates a series of corporate governance enhancements, that has resulted or is expected to result in the following:

•Six members of the FE Board, Messrs. Michael J. Anderson, Donald T. Misheff, Thomas N. Mitchell, Christopher D. Pappas and Luis A. Reyes, and Ms. Julia L. Johnson are not standing for re-election at FE’s 2022 annual shareholder meeting;
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
•An FE Board committee of recently appointed independent directors will oversee the implementation and third-party audits of the FE Board-approved action plans with respect to political and lobbying activities;
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

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy’s normal business operations pending against FE or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FE or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 7, “Regulatory Matters.”

FirstEnergy accrues legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where FirstEnergy determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss if such estimate can be made. If it were ultimately determined that FE or its subsidiaries have legal liability or are otherwise made subject to liability based on any of the matters referenced above, it could have a material adverse effect on FE’s or its subsidiaries’ financial condition, results of operations, and cash flows.

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
ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of FirstEnergy, with the participation of the Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures, as defined under the Exchange Act, in Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of FirstEnergy have concluded that its disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 7, “Regulatory Matters,” and Note 8, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect FirstEnergy’s business, financial condition or future results.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit Number		Description

(A)	10.1	Form of 2022-2024 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement
(A)	10.2	Form of 2022-2024 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
April 21, 2022

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer