Form 10-Q
period 2022-06-30
FIRSTENERGY CORP
filed 2022-07-26
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF JUNE 30, 2022
Common Stock, $0.10 par value	571,395,285
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
•The risks and uncertainties associated with litigation, arbitration, mediation, and similar proceedings, particularly regarding HB 6 related matters, including risks associated with obtaining court approval of the settlement agreement in the derivative shareholder lawsuits.
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
•The ability to accomplish or realize anticipated benefits from our FE Forward initiative and our other strategic and financial goals, including, but not limited to, overcoming current uncertainties and challenges associated with the ongoing government investigations, executing our transmission and distribution investment plans, greenhouse gas reduction goals, controlling costs, improving our credit metrics, growing earnings and strengthening our balance sheet.
•Changing market conditions affecting the measurement of certain liabilities and the value of assets held in our pension trusts may negatively impact our results of operations, and may also cause us to make contributions to our pension sooner or in amounts that are larger than currently anticipated.
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
•The extent and duration of the COVID-19 pandemic and the related impacts to our business, operations and financial condition resulting from the outbreak of COVID-19 including, but not limited to, disruption of businesses in our territories, supply chain disruptions, additional costs, workforce impacts and governmental and regulatory responses to the pandemic, such as the moratoriums on utility disconnections and workforce vaccination mandates imposed at varying points throughout the pandemic.
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

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in FirstEnergy’s filings with the SEC, including, but not limited to, the most recent Annual Report on Form 10-K, this Form 10-Q and any subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on FirstEnergy’s business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. FirstEnergy expressly disclaims any obligation to update or revise, except as required by law, any forward-looking statements contained herein or in the information incorporated by reference as a result of new information, future events or otherwise.

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FE	FirstEnergy Corp., a public utility holding company
FELHC, Inc.	FirstEnergy License Holding Company
FENOC	Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates NG’s nuclear generating facilities
FES	Energy Harbor LLC. (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, which provides energy-related products and services
FES Debtors	FES, FENOC, FG, NG, FE Aircraft Leasing Corp., Norton Energy Storage LLC, and FGMUC
FESC	FirstEnergy Service Company, which provides legal, financial, and other corporate support services
FET	FirstEnergy Transmission, LLC, the parent company of ATSI, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	Energy Harbor Generation LLC (formerly known as FirstEnergy Generation, LLC), a subsidiary of EH, which owns and operates fossil generating facilities
FGMUC	FirstEnergy Generation Mansfield Unit 1 Corp., a subsidiary of FG
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
GPU	GPU, Inc., former parent of JCP&L, ME and PN, that merged with FE on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
KATCo	Keystone Appalachian Transmission Company, a former subsidiary of FET which, in May 2022, became a subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
NG	Energy Harbor Nuclear Generation LLC (formerly known as FirstEnergy Nuclear Generation, LLC), a subsidiary of EH, which owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE, and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2021 Credit Facilities	Collectively, the six separate senior unsecured five-year syndicated revolving credit facilities entered into by FE, FET, the Utilities, and the Transmission Companies, on October 18, 2021	DSIC	Distribution System Improvement Charge
2023 Notes	FE’s 4.25% Notes, Series B, due 2023	DSP	Default Service Plan
2031 Notes	FE’s 7.375% Notes, Series C, due 2031	EDC	Electric Distribution Company
2047 Notes	FE’s 4.85% Notes, Series C, due 2047	EDCP	Executive Deferred Compensation Plan
ACE	Affordable Clean Energy	EE&C	Energy Efficiency and Conservation
ADIT	Accumulated Deferred Income Taxes	EEI	Edison Electric Institute
AEP	American Electric Power Company, Inc.	EGS	Electric Generation Supplier
AEPSC	American Electric Power Service Corporation	EGU	Electric Generation Units
AFS	Available-for-sale	EH	Energy Harbor Corp.
AFUDC	Allowance for Funds Used During Construction	ELG	Effluent Limitation Guidelines
AMI	Advance Metering Infrastructure	EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
AOCI	Accumulated Other Comprehensive Income (Loss)	ENEC	Expanded Net Energy Cost
ARO	Asset Retirement Obligation	EPA	United States Environmental Protection Agency
ARP	Alternative Revenue Program	EPS	Earnings per Share
ASC	Accounting Standard Codification	ERO	Electric Reliability Organization
ASU	Accounting Standards Update	ESG	Environmental, Social, Corporate Governance
BGS	Basic Generation Service	ESP IV	Electric Security Plan IV
Brookfield	North American Transmission Company II LLC, a controlled investment vehicle entity of Brookfield Infrastructure Partners	Exchange Act	Securities and Exchange Act of 1934, as amended
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp	Facebook®	Facebook is a registered trademark of Facebook, Inc.
CAA	Clean Air Act	FASB	Financial Accounting Standards Board
CCR	Coal Combustion Residuals	FCA	Financial Conduct Authority
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	FE Board	FE Board of Directors
CFR	Code of Federal Regulations	FE Revolving Facility	FE and the Utilities’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
CO2	Carbon Dioxide	FERC	Federal Energy Regulatory Committee
COVID-19	Coronavirus disease	FET Board	The Board of Directors of FET
CPP	EPA's Clean Power Plan	FET LLC Agreement	Third Amended and Restated Limited Liability Company Operating Agreement of FET
CSAPR	Cross-State Air Pollution Rule	FET P&SA	Purchase and Sale Agreement entered into on November 6, 2021, by and between FE, FET, Brookfield and Brookfield Guarantors
CSR	Conservation Support Rider	FET Revolving Facility	FET and certain of its subsidiaries’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
CTA	Consolidated Tax Adjustment	Fitch	Fitch Ratings Service
CWA	Clean Water Act	FMB	First Mortgage Bond
DCR	Delivery Capital Recovery	FPA	Federal Power Act
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit	FTR	Financial Transmission Right
DMR	Distribution Modernization Rider	GAAP	Accounting Principles Generally Accepted in the United States of America
DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and S.D. Ohio	GHG	Greenhouse Gases

HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly	PPA	Purchase Power Agreement
IBA	ICE Benchmark Administration Limited	PPUC	Pennsylvania Public Utility Commission
IRS	Internal Revenue Service	PUCO	Public Utilities Commission of Ohio
LED	Light Emitting Diode	RCRA	Resource Conservation and Recovery Act
LIBOR	London Inter-Bank Offered Rate	Recoupment Policy	FirstEnergy Executive Compensation Recoupment Policy
LOC	Letter of Credit	Regulation FD	Regulation Fair Disclosure promulgated by the SEC
LTIIPs	Long-Term Infrastructure Improvement Plans	RFC	ReliabilityFirst Corporation
MDPSC	Maryland Public Service Commission	RFP	Request for Proposal
MGP	Manufactured Gas Plants	RGGI	Regional Greenhouse Gas Initiative
MISO	Midcontinent Independent System Operator, Inc.	ROE	Return on Equity
Moody’s	Moody’s Investors Service, Inc.	RTO	Regional Transmission Organization
MW	Megawatt	SBC	Societal Benefits Charge
MWH	Megawatt-hour	S.D. Ohio	Southern District of Ohio
NAAQS	National Ambient Air Quality Standards	SEC	United States Securities and Exchange Commission
NCI	Noncontrolling Interest	SEET	Significantly Excessive Earnings Test
N.D. Ohio	Northern District of Ohio	SF6	Sulfur hexafluoride
NERC	North American Electric Reliability Corporation	SIP	State Implementation Plan(s) Under the Clean Air Act
NJBPU	New Jersey Board of Public Utilities	SLC	Special Litigation Committee of the FE Board
NJ Rate Counsel	New Jersey Division of Rate Counsel	SO2	Sulfur Dioxide
NOx	Nitrogen Oxide	SOFR	Secured Overnight Financing Rate
NUG	Non-Utility Generation	SOS	Standard Offer Service
NYPSC	New York State Public Service Commission	SREC	Solar Renewable Energy Credit
OAG	Ohio Attorney General	SSO	Standard Service Offer
OCA	Office of Consumer Advocate	S&P	Standard & Poor’s Ratings Service
OCC	Ohio Consumers' Counsel	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
ODSA	Ohio Development Service Agency	TMI-1	Three Mile Island Unit 1
Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO Staff, and several other signatories	TO	Transmission Owner
OPEB	Other Post-Employment Benefits	Twitter®	Twitter is a registered trademark of Twitter, Inc.
OPIC	Other Paid-in Capital	VAR	Volt-Amps Reactive, the measuring unit for reactive power
OVEC	Ohio Valley Electric Corporation	VIE	Variable Interest Entity
PJM	PJM Interconnection, LLC	VSCC	Virginia State Corporation Commission
PJM Tariff	PJM Open Access Transmission Tariff	WVPSC	Public Service Commission of West Virginia
POLR	Provider of Last Resort

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021

REVENUES:
Distribution services and retail generation	$2,170	$2,096	$4,567	$4,332
Transmission	440	411	891	812
Other	208	115	349	204
Total revenues(1)	2,818	2,622	5,807	5,348

OPERATING EXPENSES:
Fuel	190	112	330	230
Purchased power	802	614	1,677	1,332
Other operating expenses	896	718	1,716	1,470
Provision for depreciation	348	323	688	646
Amortization (deferral) of regulatory assets, net	(129)	49	(166)	141
General taxes	264	264	556	537
DPA penalty (Note 8)	—	230	—	230
Gain on sale of Yards Creek (Note 9)	—	—	—	(109)
Total operating expenses	2,371	2,310	4,801	4,477

OPERATING INCOME	447	312	1,006	871

OTHER INCOME (EXPENSE):
Debt redemption costs (Note 6)	(118)	—	(156)	—
Miscellaneous income, net	160	108	266	243
Interest expense	(265)	(287)	(540)	(572)
Capitalized financing costs	17	21	36	34
Total other expense	(206)	(158)	(394)	(295)

INCOME BEFORE INCOME TAXES	241	154	612	576

INCOME TAXES	49	96	132	183

NET INCOME	$192	$58	$480	$393

Income attributable to noncontrolling interest	5	—	5	—

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$187	$58	$475	$393

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP. (Note 3):
Basic	$0.33	$0.11	$0.83	$0.72
Diluted	$0.33	$0.11	$0.83	$0.72

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	571	544	571	544
Diluted	572	545	572	545

(1) Includes excise and gross receipts tax collections of $91 million and $85 million during the three months ended June 30, 2022 and 2021, respectively, and $194 million and $180 million during the six months ended June 30, 2022 and 2021, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021

NET INCOME	$192	$58	$480	$393

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(2)	(4)	(4)	(7)
Amortized losses on derivative hedges	8	1	8	1
Other comprehensive income (loss)	6	(3)	4	(6)
Income taxes (benefits) on other comprehensive income (loss)	2	(1)	1	(2)
Other comprehensive income (loss), net of tax	4	(2)	3	(4)

COMPREHENSIVE INCOME	$196	$56	$483	$389

Comprehensive income attributable to noncontrolling interest	5	—	5	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$191	$56	$478	$389

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$478	$1,462
Restricted cash	54	49
Receivables-
Customers	1,274	1,192
Less — Allowance for uncollectible customer receivables	134	159
	1,140	1,033
Other, net of allowance for uncollectible accounts of $11 in 2022 and $10 in 2021	248	246
Materials and supplies, at average cost	304	260
Prepaid taxes and other	315	187
	2,539	3,237
PROPERTY, PLANT AND EQUIPMENT:
In service	46,818	46,002
Less — Accumulated provision for depreciation	13,035	12,672
	33,783	33,330
Construction work in progress	1,584	1,414
	35,367	34,744

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments (Note 6)	626	655
Regulatory assets	99	71
Other	871	1,107
	7,214	7,451
	$45,120	$45,432
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$353	$1,606
Accounts payable	1,182	943
Accrued interest	255	283
Accrued taxes	631	647
Accrued compensation and benefits	276	313
Dividends payable	—	222
Other	673	402
	3,370	4,416
CAPITALIZATION:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 571,395,285 and 570,261,104 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	57	57
Other paid-in capital	11,943	10,238
Accumulated other comprehensive loss	(12)	(15)
Accumulated deficit	(1,130)	(1,605)
Total common stockholders’ equity	10,858	8,675
Noncontrolling interest	456	—
Total equity	11,314	8,675
Long-term debt and other long-term obligations	20,763	22,248
	32,077	30,923
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	3,623	3,437
Retirement benefits	2,556	2,669
Regulatory liabilities	1,925	2,124
Other	1,569	1,863
	9,673	10,093
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 8)
	$45,120	$45,432

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six Months Ended June 30, 2022
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2022	570	$57	$10,238	$(15)	$(1,605)	$8,675	$—	$8,675
Net income					288	288		288
Other comprehensive loss, net of tax				(1)		(1)		(1)
Stock Investment Plan and share-based benefit plans	1		20			20		20
Cash dividends declared on common stock ($0.39 per share in March)			(223)			(223)		(223)
Other			(4)			(4)		(4)
Balance, March 31, 2022	571	57	10,031	(16)	(1,317)	8,755	—	8,755
Net income					187	187	5	192
Other comprehensive income, net of tax				4		4		4
Stock Investment Plan and share-based benefit plans			25			25		25
FET minority interest sale, net of transaction costs (Note 1)			1,887			1,887	451	2,338
Balance, June 30, 2022	571	$57	$11,943	$(12)	$(1,130)	$10,858	$456	$11,314

	Six Months Ended June 30, 2021
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2021	543	$54	$10,076	$(5)	$(2,888)	$7,237	$—	$7,237
Net income					335	335		335
Other comprehensive loss, net of tax				(2)		(2)		(2)
Share-based benefit plans	1		2			2		2
Cash dividends declared on common stock ($0.39 per share in March)			(212)			(212)		(212)
Balance, March 31, 2021	544	54	9,866	(7)	(2,553)	7,360	—	7,360
Net income					58	58		58
Other comprehensive loss, net of tax				(2)		(2)		(2)
Stock Investment Plan and share-based benefit plans			14			14		14
Balance, June 30, 2021	544	$54	$9,880	$(9)	$(2,495)	$7,430	$—	$7,430
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$480	$393
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	694	831
Deferred income taxes and investment tax credits, net	123	176
Retirement benefits, net of payments	(188)	(209)
Transmission revenue collections, net	23	81
Gain on sale of Yards Creek	—	(109)
Changes in current assets and liabilities-
Receivables	(109)	121
Materials and supplies	(44)	43
Prepaid taxes and other current assets	(121)	(114)
Accounts payable	239	127
DPA penalty	—	230
Accrued taxes	(16)	(112)
Accrued interest	(28)	11
Accrued compensation and benefits	(85)	(98)
Other current liabilities	(5)	(27)
Collateral, net	262	(5)
Other	58	8
Net cash provided from operating activities	1,283	1,347

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	—	1,500
Redemptions and repayments-
Long-term debt	(2,745)	(33)
Short-term borrowings, net	—	(1,700)
Discounts (premiums) on debt issuances and redemptions, net	(139)	29
Proceeds from FET minority interest sale, net of transaction costs	2,348	—
Common stock dividend payments	(445)	(424)
Other	—	(34)
Net cash used for financing activities	(981)	(662)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,147)	(1,226)
Proceeds from sale of Yards Creek	—	155
Sales of investment securities held in trusts	16	13
Purchases of investment securities held in trusts	(22)	(19)
Asset removal costs	(97)	(111)
Other	(31)	14
Net cash used for investing activities	(1,281)	(1,174)

Net change in cash, cash equivalents, and restricted cash	(979)	(489)
Cash, cash equivalents, and restricted cash at beginning of period	1,511	1,801
Cash, cash equivalents, and restricted cash at end of period	$532	$1,312

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

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, MP, AGC (a wholly owned subsidiary of MP), PE, WP, and FET and its principal subsidiaries (ATSI, MAIT and TrAIL). In addition, FE holds all of the outstanding equity of other direct subsidiaries including: AE Supply, FirstEnergy Properties, Inc., FEV, FELHC, Inc., Allegheny Ventures, Inc., and Suvon, LLC, doing business as both FirstEnergy Home and FirstEnergy Advisors.

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
PN, as lessee of the property of its subsidiary, the Waverly Electric Light & Power Company, serves approximately 4,000 customers in the Waverly, New York vicinity. On February 10, 2021, PN entered into an agreement to transfer its customers and the related assets in Waverly, New York to Tri-County Rural Electric Cooperative; the completion of such transfer is subject to several closing conditions including regulatory approval, which closing conditions are not expected to be satisfied prior to August 10, 2022, the date on which the parties can terminate the agreement.
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

Capitalized Financing Costs

For the three months ended June 30, 2022 and 2021, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $11 million and $14 million, respectively, of allowance for equity funds used during construction and $6 million and $7 million, respectively, of capitalized interest. For the six months ended June 30, 2022 and 2021, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $24 million and $21 million, respectively, of allowance for equity funds used during construction and $12 million and $13 million, respectively, of capitalized interest.

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

FirstEnergy reviews its allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, amount of receivable balances that are past-due, payment options and programs available to customers, and the methods that the Utilities are able to utilize to ensure payment. This analysis includes consideration of the outbreak of COVID-19 and the impact on customer receivable balances outstanding and write-offs since the pandemic began. During 2022, various regulatory actions including extensions on moratoriums, certain restrictions on disconnections, and extended installment plan offerings continue to impact the level of past due balances in certain states. However, certain states have resumed normal collections activity and arrears levels have declined towards pre-pandemic levels. As a result of this analysis, FirstEnergy recognized a $25 million decrease to its allowance for uncollectible customer receivables during the first quarter of 2022, of which $15 million was applied to existing deferred regulatory assets. There was no material change as a result of this analysis during the second quarter of 2022. Additionally, as a result of these pandemic-related moratoriums and certain customer installment or extended payment plans offered, the allowance for uncollectible accounts on receivables in 2022 continue to be elevated due to the extension of when certain write-offs would have otherwise occurred.

Receivables from customers also include PJM receivables resulting from transmission and wholesale sales. FirstEnergy’s uncollectible risk on PJM receivables is minimal due to the nature of PJM’s settlement process whereby members of PJM legally agree to share the cost of defaults and as a result there is no allowance for doubtful accounts.

Activity in the allowance for uncollectible accounts on customer receivables for the six months ended June 30, 2022 and for the year ended December 31, 2021 are as follows:

(In millions)

Balance, January 1, 2021	$164
Charged to income (1)	54
Charged to other accounts (2)	42
Write-offs	(101)
Balance, December 31, 2021	$159
Charged to income (3)	13
Charged to other accounts (2)	48
Write-offs	(86)
Balance, June 30, 2022	$134
(1) Approximately $12 million of which was deferred for future recovery in the twelve months ended December 31, 2021.
(2) Represents recoveries and reinstatements of accounts written off for uncollectible accounts.
(3) Approximately $(5) million of which was deferred for future refund to customers in the six months ended June 30, 2022.
Sale of Minority Interest in FirstEnergy Transmission, LLC

On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA, with Brookfield and Brookfield Guarantors, pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction closed on May 31, 2022. The difference between the cash consideration received, net of transaction costs of approximately $37 million, and the carrying value of the noncontrolling interest of $451 million was recorded as an increase to OPIC. KATCo, which was a subsidiary of FET, became a wholly owned subsidiary of FE prior to the closing of the transaction and remains in the Regulated Transmission segment.

Pursuant to the terms of the FET P&SA, on May 31, 2022, Brookfield, FET and FE entered into the FET LLC Agreement. The FET LLC Agreement, among other things, provides for the governance, exit, capital and distribution, and other arrangements for FET from and following the closing. Under the FET LLC Agreement, Brookfield is entitled to appoint a number of directors to the FET Board, in approximate proportion to Brookfield’s ownership percentage in FET (rounded to the next whole number). The FET Board now consists of five directors, one appointed by Brookfield and four appointed by FE. The FET LLC Agreement contains certain investor protections, including, among other things, requiring Brookfield's approval for FET and its subsidiaries to take certain major actions. Under the terms of the FET LLC Agreement, for so long as Brookfield holds a 9.9% interest in FET, Brookfield’s consent is required for FET or any of its subsidiaries to incur indebtedness (other than the refinancing of existing indebtedness on commercially reasonable terms reflecting then-current credit market conditions) that would reasonably be expected to result in FET’s consolidated Debt-to-Capital Ratio (as defined in the FET LLC Agreement) equaling or exceeding (i) prior to the fifth anniversary of the effective date, 65%, and (ii) thereafter, 70%.
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

ASU 2022-03, "Fair Value Measurements of Equity Securities Subject to Contractual Sale Restrictions " (Issued in June 2022): ASU 2022-03 clarifies current guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, and introduces new disclosure requirements for those equity securities subject to contractual restrictions. For FirstEnergy, the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted.

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

FirstEnergy’s revenues are primarily derived from electric service provided by the Utilities and Transmission Companies.

The following represents a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30, 2022
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$1,216	$—	$(28)	$1,188
Retail generation	999	—	(17)	982
Wholesale sales	159	—	8	167
Transmission	—	440	—	440
Other	29	—	—	29
Total revenues from contracts with customers	$2,403	$440	$(37)	$2,806
Other revenue unrelated to contracts with customers	23	1	(12)	12
Total revenues	$2,426	$441	$(49)	$2,818
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.

	For the Three Months Ended June 30, 2021
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$1,304	$—	$(26)	$1,278
Retail generation	831	—	(13)	818
Wholesale sales	74	—	3	77
Transmission	—	411	—	411
Other	26	—	—	26
Total revenues from contracts with customers	$2,235	$411	$(36)	$2,610
Other revenue unrelated to contracts with customers	23	8	(19)	12
Total revenues	$2,258	$419	$(55)	$2,622
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.

	For the Six Months Ended June 30, 2022
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$2,564	$—	$(56)	$2,508
Retail generation	2,093	—	(34)	2,059
Wholesale sales	249	—	14	263
Transmission	—	891	—	891
Other	55	—	—	55
Total revenues from contracts with customers	$4,961	$891	$(76)	$5,776
Other revenue unrelated to contracts with customers	54	3	(26)	31
Total revenues	$5,015	$894	$(102)	$5,807
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.

	For the Six Months Ended June 30, 2021
Revenues by Type of Service	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments (1)	Total
	(In millions)
Distribution services	$2,643	$—	$(52)	$2,591
Retail generation	1,766	—	(25)	1,741
Wholesale sales	143	—	7	150
Transmission	—	812	—	812
Other	59	—	—	59
Total revenues from contracts with customers	$4,611	$812	$(70)	$5,353
ARP (2)	(27)		—	(27)
Other revenue unrelated to contracts with customers	44	12	(34)	22
Total revenues	$4,628	$824	$(104)	$5,348
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
(2) Reflects amount the Ohio Companies refunded to customers that was previously collected under decoupling mechanisms, with interest. See Note 7, “Regulatory Matters,” for further discussion on Ohio decoupling rates.

Other revenue unrelated to contracts with customers includes revenue from late payment charges of $9 million for both the three months ended June 30, 2022 and 2021, respectively. Other revenue unrelated to contracts with customers also includes revenue from derivatives of $2 million for both the three months ended June 30, 2022 and 2021, respectively.

Other revenue unrelated to contracts with customers includes revenue from late payment charges of $19 million and $18 million for the six months ended June 30, 2022 and 2021, respectively. Other revenue unrelated to contracts with customers also includes revenue from derivatives of $11 million and $2 million for the six months ended June 30, 2022 and 2021, respectively.

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

The following table represents a disaggregation of the Regulated Distribution segment revenue from contracts with distribution service and retail generation customers for the three and six months ended June 30, 2022 and 2021, by class:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues by Customer Class	2022	2021	2022	2021
	(In millions)
Residential	$1,310	$1,287	$2,852	$2,744
Commercial	575	562	1,172	1,103
Industrial	312	268	595	526
Other	18	18	38	36
Total Revenues	$2,215	$2,135	$4,657	$4,409

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

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the three and six months ended June 30, 2022 and 2021, by transmission owner:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Transmission Owner	2022	2021	2022	2021
	(In millions)
ATSI	$217	$193	$434	$398
TrAIL	64	57	127	117
MAIT	77	80	156	147
JCP&L	46	46	106	85
MP, PE and WP	36	35	68	65
Total Revenues	$440	$411	$891	$812

3. EARNINGS PER SHARE

EPS is calculated by dividing earnings attributable to FE by the weighted average number of common shares outstanding.

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

The following table reconciles basic and diluted EPS attributable to FE:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of Basic and Diluted EPS	2022	2021	2022	2021

(In millions, except per share amounts)

Earnings attributable to FE	$187	$58	$475	$393

Share count information:
Weighted average number of basic shares outstanding	571	544	571	544
Assumed exercise of dilutive stock options and awards	1	1	1	1
Weighted average number of diluted shares outstanding	$572	$545	$572	$545

EPS Attributable to FE:
Basic EPS	$0.33	$0.11	$0.83	$0.72
Diluted EPS	$0.33	$0.11	$0.83	$0.72

For the three and six months ended June 30, 2022 and 2021, no shares from stock options and awards were excluded from the calculation of diluted shares outstanding, as their inclusion would have been antidilutive.

4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The components of FirstEnergy’s net periodic benefit costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended June 30,	2022	2021	2022	2021
	(In millions)
Service costs	$46	$48	$1	$1
Interest costs	68	57	2	2
Expected return on plan assets	(164)	(163)	(10)	(7)
Amortization of prior service costs (credits)(1)	—	1	(2)	(5)
Net periodic benefit credits	$(50)	$(57)	$(9)	$(9)
Net periodic benefit credits, net of amounts capitalized	$(72)	$(85)	$(10)	$(10)

(1) The income tax benefits associated with pension and OPEB prior service costs amortized out of AOCI were $1 million for the three months ended June 30, 2021.

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Six Months Ended June 30,	2022	2021	2022	2021
	(In millions)
Service costs	$92	97	2	2
Interest costs	136	113	5	5
Expected return on plan assets	(328)	(326)	(20)	(17)
Amortization or prior service costs (credits)(1)	1	2	(5)	(9)
Net periodic benefit credits	$(99)	$(114)	$(18)	$(19)
Net periodic benefit credits, net of amounts capitalized	$(141)	$(163)	$(19)	$(20)

(1) The income tax benefits associated with the pension and OPEB prior service costs amortized out of AOCI were $1 million and $2 million for the six months ended June 30, 2022 and 2021, respectively.

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

FirstEnergy’s effective tax rate for the three months ended June 30, 2022 and 2021, was 20.3% and 62.3%, respectively. The decrease in effective tax rate was primarily due to the non-deductibility of the DPA monetary penalty and the remeasurement of West Virginia deferred income taxes resulting from a state tax law change, as well as additional benefits in 2022 from flow-through items and amortization of excess deferred taxes.

FirstEnergy’s effective tax rate for the six months ended June 30, 2022 and 2021, was 21.6% and 31.8%, respectively. The decrease in effective tax rate was primarily due to the non-deductibility of the DPA monetary penalty and remeasurement of West Virginia deferred income taxes resulting from a state law change, as well as additional benefits in 2022 from flow-through items and amortization of excess deferred taxes, partially offset by a $14 million net tax benefit for federal tax credits claimed in 2021.

In February 2022, the IRS completed its examination of FirstEnergy’s 2020 federal income tax return and issued a Full Acceptance Letter with no adjustment to FirstEnergy’s taxable income.

There was no material change to FirstEnergy’s reserve for uncertain tax positions for the six months ended June 30, 2022, and it remains reasonably possible that approximately $31 million of unrecognized tax benefits may be resolved in the next twelve months as a result of settlements with taxing authorities or the statute of limitations expiring, of which $24 million would ultimately affect FirstEnergy’s effective tax rate.

On July 8, 2022, Pennsylvania’s governor signed into law a reduction to the corporate net income tax rate to be phased in over nine years from the current 9.99% to 4.99% by 2031. FirstEnergy is currently evaluating the impacts of the law change for its subsidiaries that do business in Pennsylvania.
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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of June 30, 2022, from those used as of December 31, 2021. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$12	$12	$—	$—	$9	$9
Equity securities	2	—	—	2	2	—	—	2
U.S. state debt securities	—	263	—	263	—	273	—	273
Cash, cash equivalents and restricted cash(2)	532	—	—	532	1,511	—	—	1,511
Other(3)	—	38	—	38	—	42	—	42
Total assets	$534	$301	$12	$847	$1,513	$315	$9	$1,837

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(5)	$(5)	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$(5)	$(5)	$—	$—	$(1)	$(1)

Net assets	$534	$301	$7	$842	$1,513	$315	$8	$1,836
(1)Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2)Restricted cash of $54 million and $49 million as of June 30, 2022 and December 31, 2021, respectively, primarily relates to cash collected from MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective securitization or funding companies.
(3)Primarily consists of short-term investments.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs contracts that are classified as Level 3 in the fair value hierarchy for the period ended June 30, 2022:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range			Weighted Average	Units
FTRs	$7	Model	RTO auction clearing prices	$1.40	to	$5.80	$2.90	Dollars/MWH

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

Generally, unrealized gains and losses on equity securities are recognized in income whereas unrealized gains and losses on AFS debt securities are recognized in AOCI. However, the spent nuclear fuel disposal trusts of JCP&L are subject to regulatory accounting with all gains and losses on equity and AFS debt securities offset against regulatory assets.

Spent Nuclear Fuel Disposal Trusts

JCP&L holds debt securities within the spent nuclear fuel disposal trust, which are classified as AFS securities, recognized at fair market value. The trust is intended for funding spent nuclear fuel disposal fees to the United States Department of Energy associated with the previously owned Oyster Creek and TMI-1 nuclear power plants.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of June 30, 2022, and December 31, 2021:

	June 30, 2022(1)				December 31, 2021(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$289	$—	$(26)	$263	$280	$2	$(9)	$273
(1) Excludes short-term cash investments of $6 million.
    (2) Excludes short-term cash investments of $11 million.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and six months ended June 30, 2022 and 2021, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Sale proceeds	$10	$8	$16	$13
Realized gains	1	—	1	—
Realized losses	(1)	(1)	(2)	(1)
Interest and dividend income	3	2	6	5

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies and equity method investments. Other investments were $357 million and $371 million as of June 30, 2022, and December 31, 2021, respectively, and are excluded from the amounts reported above.

For the three months ended June 30, 2022 and 2021, pre-tax income (expense) related to corporate-owned life insurance policies were $(16) million and $6 million, respectively, and $(22) million and $8 million for the six months ended June 30, 2022 and 2021, respectively. Corporate-owned life insurance policies are valued using the cash surrender value and any changes in value during the period are recognized as income or expense.

FEV holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales primarily focused on international markets. FEV is not the primary beneficiary of the joint venture. FEV's ownership interest is subject to the equity method of accounting. As of June 30, 2022 and December 31, 2021, the carrying value of the equity method investment was $65 million and $59 million, respectively. FEV’s pre-tax equity earnings in Global Holding are included in Corporate/Other for segment reporting and within Miscellaneous income, net on the Consolidated Statements of Income, and were $64 million and $4 million for the three months ended June 30, 2022 and 2021, respectively, and $76 million and $4 million for the six months ended June 30, 2022 and 2021, respectively. During the second quarter of 2022, FEV received cash dividends from Global Holding totaling $70 million, which were classified with Cash from Operating Activities on the Consolidated Statements of Cash Flow.
LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(In millions)
Carrying value	$21,201	$23,946
Fair value	$20,048	$27,043

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of June 30, 2022, and December 31, 2021.

In December 2021, FE provided notice of redemption for all remaining $850 million of its 2023 Notes, which was completed on January 20, 2022, with a make-whole premium of approximately $38 million ($30 million after-tax).

On January 27, 2022, TE instructed its indenture trustee to provide notice of partial redemption for $25 million of TE’s 2.65% Senior Secured Notes, due 2028, for partial redemption which occurred on February 11, 2022.

On February 11, 2022, CEI instructed its indenture trustee to provide notice of redemption for all remaining $150 million of CEI’s 2.77% Senior Notes, Series A, due 2034, for redemption which occurred on March 14, 2022.

On April 15, 2022, WP redeemed $100 million of its 3.34% FMBs that became due.

On April 22, 2022, Penn agreed to sell $150 million of new 3.79% FMBs due December 1, 2032. The sales are expected to settle on November 29, 2022. Proceeds are expected to be used to repay short-term borrowings.

On May 23, 2022, notice of redemption was provided for all remaining $500 million of FE's 2.85% Notes, due July 15, 2022, which was completed on June 22, 2022.

On May 25, 2022, FE commenced an offer to purchase for cash a portion of its 2031 Notes and 2047 Notes, which had $1.5 billion and $1 billion principal amounts outstanding, respectively. Approximately $715 million principal amount of FE’s 2031 Notes and $284 million principal amount of FE’s 2047 Notes were redeemed on June 15, 2022 for approximately $1.1 billion, including a tender premium of approximately $101 million ($80 million after-tax). In addition, FE recognized approximately $7 million ($5 million after-tax) of deferred cash flow hedge losses and $10 million ($8 million after-tax) in other unamortized debt costs and fees associated with the FE debt redemptions.

On June 30, 2022, Penn redeemed $100 million of its 6.09% FMBs that became due.
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

NEW JERSEY

JCP&L operates under NJBPU approved rates that took effect as of January 1, 2021, and were effective for customers as of November 1, 2021. JCP&L provides BGS for retail customers who do not choose a third-party EGS and for customers of third-party EGSs that fail to provide the contracted service. All New Jersey EDCs participate in this competitive BGS procurement process and recover BGS costs directly from customers as a charge separate from base rates.

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

On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for distribution base rate increase. The settlement provided for a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. The settlement additionally provided that JCP&L would be subject to a management audit, which began in May 2021 and is currently ongoing. FirstEnergy is unable to predict the outcome of the management audit.

On September 14, 2021, JCP&L submitted a supplemental filing with the NJBPU to revise a previously filed AMI Program, which proposed the deployment of approximately 1.2 million advanced meters. Under the revised AMI Program, during the first six years of the AMI Program from 2022 through 2027, JCP&L estimates costs of $494 million, consisting of capital investments of approximately $390 million, incremental operations and maintenance expenses of approximately $73 million and cost of removal of $31 million. On February 8, 2022, JCP&L filed with the NJBPU a stipulation entered into with the NJBPU staff, NJ Rate Counsel and others, that, pending NJBPU approval, would affirm the terms of the revised AMI Program. The Stipulation, which was approved by NJBPU order on February 23, 2022, also provides that the revised AMI Program-related capital costs, the legacy meter stranded costs, and the operations and maintenance expense will be deferred and placed in regulatory assets, with such amounts sought to be recovered in the JCP&L’s subsequent base rate cases.

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

Pursuant to an NJBPU order requiring all New Jersey electric distribution companies to file electric vehicle programs, JCP&L filed its program on March 1, 2021. JCP&L’s proposed electric vehicle program consisted of six sub-programs, including a consumer education and outreach initiative that would begin on January 1, 2022, and continue over a four-year period. On May 2, 2022, JCP&L filed with the NJBPU a stipulation entered into with the NJBPU staff, NJ Rate Counsel and others that provided a total budget of approximately $40 million for JCP&L’s electric vehicle program, including investments of approximately $29 million and operations and maintenance expenses of approximately $11 million. Electric vehicle related capital and operations and maintenance costs shall be deferred and placed in separate regulatory assets for recovery in JCP&L’s next base rate case. The stipulation was approved without modification by the NJBPU on June 8, 2022.

OHIO

The Ohio Companies operate under PUCO-approved base distribution rates that became effective in 2009. The Ohio Companies currently operate under ESP IV, effective June 1, 2016 and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues the Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (3) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies. Final comments and responses were filed by parties in April and May 2022, respectively.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the Rider DCR audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15 thousand. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive. On May 4, 2022, the PUCO selected a third-party auditor to determine whether the show cause demonstration submitted by the Ohio Companies is sufficient to ensure that the cost of any political or charitable spending in support of HB 6 or the subsequent referendum effort was not included, directly or indirectly, in any rates or charges paid by ratepayers. The auditor’s final report is due by December 16, 2022.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report, and a PUCO attorney examiner is expected to schedule an evidentiary hearing.

In the fourth quarter of 2020, motions were filed with the PUCO requesting that the PUCO amend the Ohio Companies’ riders for collecting the OVEC-related charges required by HB 6 to provide for refunds in the event such provisions of HB 6 are repealed. Neither the Ohio Companies nor FE benefit from the OVEC-related charges the Ohio Companies collect. Instead, the Ohio Companies are further required by HB 6 to remit all the OVEC-related charges they collect to non-FE Ohio electric distribution utilities. The Ohio Companies contested the motions, which are pending before the PUCO.

On November 1, 2021, the Ohio Companies, together with the OCC, PUCO Staff, and several other signatories, entered into an Ohio Stipulation with the intent of resolving the ongoing energy efficiency rider audits, various SEET proceedings, including the Ohio Companies’ 2017 SEET proceeding, and the Ohio Companies’ quadrennial ESP review, each of which was pending before the PUCO. Specifically, the Ohio Stipulation provides that the Ohio Companies’ current ESP IV passes the required statutory test for their prospective SEET review as part of the Quadrennial Review of ESP IV, and except for limited circumstances, the signatory parties have agreed not to challenge the Ohio Companies’ SEET return on equity calculation methodology for their 2021-2024 SEET proceedings. The Ohio Stipulation additionally affirms that: (i) the Ohio Companies’ ESP IV shall continue through its previously authorized term of May 31, 2024; and (ii) the Ohio Companies will file their next base rate case in May 2024, and further, no signatory party will seek to adjust the Ohio Companies’ base distribution rates before that time, except in limited circumstances. The Ohio Companies further agreed to refund $96 million to customers in connection with the 2017-2019 SEET cases, and to provide $210 million in future rate reductions for all customers, including $80 million in 2022, $60 million in 2023, $45 million in 2024, and $25 million in 2025. The PUCO approved the 2017-2019 SEET refunds and 2022 rate reductions on December 1, 2021, and refunds began in December 2021. Future rate reductions are recognized as a reduction to regulated distribution segment’s revenue in the Consolidated Statements of Income as they are provided to the Ohio Companies’ customers.

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

On May 16, 2022, the Ohio Companies filed their application for determination of the existence of SEET under ESP IV for calendar year 2021, which demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings.

On July 15, 2022, the Ohio Companies filed an application with the PUCO for approval of phase two of their distribution grid modernization plan that would, among other things, provide for the installation of an additional 700,000 smart meters, distribution automation equipment on 240 distribution circuits, voltage regulating equipment on 220 distribution circuits, and other investments and pilot programs in related technologies designed to provide enhanced customer benefits. The Ohio Companies propose that phase two will be implemented over a four-year budget period with estimated capital investments of $626 million and operations and maintenance expenses of $144 million over the deployment period. Under the proposal, costs of phase two of the grid modernization plan would be recovered through the Ohio Companies’ AMI rider, pursuant to the terms and conditions approved in ESP IV.

See Note 8, “Commitments, Guarantees and Contingencies” below for additional details on the government investigations and subsequent litigation surrounding the investigation of HB 6.

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. On November 18, 2021, the PPUC issued orders to each of the Pennsylvania Companies directing they operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which DSPs provide for the competitive procurement of generation supply for customers who do not receive service from an alternative EGS. Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. On December 14, 2021, the Pennsylvania Companies filed proposed DSPs for provision of generation for the June 1, 2023 through May 31, 2027 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. An evidentiary hearing was held on April 13, 2022, and on April 20, 2022, the parties filed a partial settlement with the PPUC resolving certain of the issues in the proceeding and setting aside the remainder of the issues to be resolved through briefing. On June 29, 2022, the PPUC recommended approval of the settlement without modification and granted the Pennsylvania Companies’ position on the remaining issues that had been reserved for briefing. Final PPUC approval is expected by September 2022. Under the 2023-2027 DSPs, supply is proposed to be provided through a mix of 12 and 24-month energy contracts, as well as long-term solar PPAs.

In March 2018, the PPUC approved adjusted customer rates of the Pennsylvania Companies to reflect the net impact of the Tax Act. As a result, the Pennsylvania Companies established riders that, beginning July 1, 2018, refunded to customers tax savings attributable to the Tax Act as compared to the amounts established in their most recent base rate proceedings on a current and going forward basis. The amounts recorded as savings for the total period of January 1 through June 30, 2018, were tracked and were to be addressed for treatment in a future proceeding. On May 17, 2021, the Pennsylvania Companies filed petitions with the PPUC proposing to refund the net savings for the January through June 2018 period to customers beginning January 1, 2022. On November 18, 2021, the PPUC approved the Pennsylvania Companies' proposed refunds, but also revised a previous methodology for calculating the net tax savings, which resulted in additional tax savings attributable to the Tax Act to be refunded to customers and directed the Pennsylvania Companies to file new petitions to propose the timing and methodology to provide these additional refunds to customers. The Pennsylvania Companies recalculated the net impact for 2018 through 2021 under the revised PPUC methodology in comparison to amounts already refunded to customers under the existing riders, which resulted in an additional $61 million in savings, with interest, to be provided to customers. As a result, FirstEnergy recognized a pre-tax charge of $61 million in the fourth quarter of 2021, associated with the additional refund and based on the November 2021 PPUC order and methodology. The Pennsylvania Companies filed petitions to propose the timing and methodology of the refund of these amounts on February 17, 2022. The Pennsylvania Companies’ petitions and the proposed refunds addressed within were approved by the PPUC on June 16, 2022 without modification, effective July 1, 2022, and are expected to be refunded by the end of the year.

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

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On June 25, 2021, the Pennsylvania OCA filed a complaint against Penn’s quarterly DSIC rate, disputing the recoverability of the Companies’ automated distribution management system investment under the DSIC mechanism. On January 26, 2022, the parties filed a joint petition for settlement that resolves all issues in this matter, which was approved by the PPUC without modification on April 14, 2022.

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

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC-approved rates that became effective in February 2015. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is updated annually.

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

On August 27, 2021, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $19.6 million beginning January 1, 2022, which represented a 1.5% increase to the rates currently in effect. WVPSC issued an order on December 29, 2021, granting the requested $19.6 million increase in ENEC rates. Among other things, the order requires MP and PE to refund to its large industrial customers their respective portion of the $7.7 million rate reduction discussed above and also requires MP and PE to negotiate a PPA for its capacity shortfall and a reasonable reserve margin if certain conditions are met. By order dated March 2, 2022, the WVPSC reopened the case to determine whether rates should be increased to recover growing ENEC under-recoveries. On May 17, 2022, the WVPSC issued an order approving an interim rate increase of $94 million, effective for customer rates on May 18, 2022, subject to a prudence review during MP and PE’s 2022 ENEC case.

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

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE from other customers through a surcharge for any solar investment not fully subscribed by their customers. A hearing was held in mid-March 2022 and on April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, the requested tariff and requiring MP and PE to subscribe at least 85% of the planned 50 MWs before commencing construction. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved tariff. The first solar generation site is expected to be in-service by the end of 2023 and all construction completed at the other sites no later than the end of 2025 at a total investment cost of approximately $100 million.

On December 17, 2021, MP and PE filed with the WVPSC for approval of environmental compliance projects at the Ft. Martin and Harrison Power Stations to comply with the EPA’s ELG and operate these plants beyond 2028. The request includes a surcharge to recover the expected $142 million capital investment and $3 million in annual operation and maintenance expense. A hearing has been set in August 2022, with a ruling from the WVPSC expected in the fall of 2022. If approved, construction would be expected to be completed by the end of 2025. See Note 8, “Commitments, Guarantees and Contingencies - Environmental Matters - Clean Water Act" below, for additional details on the EPA's ELG.

FERC REGULATORY MATTERS

Under the FPA, FERC regulates rates for interstate wholesale sales and transmission of electric power, regulatory accounting and reporting under the Uniform System of Accounts, and other matters, including construction and operation of hydroelectric projects. With respect to their wholesale services and rates, the Utilities, AE Supply and the Transmission Companies are subject to regulation by FERC. FERC regulations require JCP&L, MP, PE, WP and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE, WP and the Transmission Companies are subject to functional control by PJM and transmission service using their transmission facilities is provided by PJM under the PJM Tariff.

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

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, and certain costs for transmission-related vegetation management programs. A portion of these costs would have been charged to the Ohio Companies. Additionally, ATSI proposed certain income tax-related adjustments and certain tariff changes addressing the revenue credit components of the formula rate template. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund and setting the matter for hearing and settlement proceedings. ATSI and the parties to the FERC proceeding subsequently were able to reach settlement, and on October 14, 2021, filed the settlement with FERC. As a result of the filed settlement, FirstEnergy recognized a $21 million pre-tax charge during the third quarter of 2021, which reflects the difference between amounts originally recorded as regulatory assets and amounts which will ultimately be recovered as a result of the pending settlement. From a segment perspective, during the third quarter of 2021, the Regulated Transmission segment recorded a pre-tax charge of $48 million and the Regulated Distribution segment recognized a $27 million reduction to a reserve previously recorded in 2010. In addition, the settlement provides for partial recovery of future incurred costs allocated to ATSI by MISO for the above-referenced transmission projects that were constructed by other MISO transmission owners, which is not expected to have a material impact on FirstEnergy or ATSI. The uncontested settlement was approved by FERC on March 24, 2022 without modification. ATSI’s compliance filing to implement the terms of the settlement was accepted by FERC without modification on June 23, 2022.

FERC Actions on the Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. On November 18, 2021, FERC issued an order that: (i) accepted ATSI’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed ATSI to make a further compliance filing by January 17, 2022; and (iii) set the amount of ATSI’s recorded ADIT balances as of December 31, 2017, for hearing and settlement procedures. ATSI submitted the compliance filing, and is participating in settlement negotiations. On December 3, 2021, FERC issued an order that (i) accepted MAIT’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed MAIT to make a further compliance filing by February 1, 2022; and (iii) set the amount of MAIT’s recorded ADIT balances as of December 31, 2017 for hearing and settlement procedures. MAIT submitted the compliance filing, and is participating in settlement negotiations. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. On May 4, 2021, FERC staff requested additional information about PATH’s proposed rate base adjustment mechanism, and PATH submitted the requested information on June 3, 2021. On July 12, 2021, FERC staff requested additional information about TrAIL’s proposed rate base adjustment mechanism. TrAIL filed its response on August 6, 2021. On March 31, 2022, FERC issued an order, ruling that TrAIL’s compliance filing partially complied with the requirements of Order No. 864 and directing TrAIL to submit a further compliance filing to address certain additional items that according to FERC will further enhance transparency. TrAIL submitted the compliance filing on May 31, 2022. On April 27, 2022, FERC issued an order on PATH’s compliance filing, ruling that it partially complied with the requirements of Order No. 864 and directing PATH to submit a further compliance filing to address certain additional items. PATH submitted the compliance filing on June 27, 2022. MP, WP and PE (as holders of a “stated” transmission rate when Order No. 864 issued) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020, and which have been accepted by FERC effective January 1, 2021, subject to refund, pending further hearing and settlement procedures. MP, WP and PE are engaged in settlement negotiations with the parties to the transmission formula rate amendments proceeding.

ATSI ROE – Ohio Consumers Counsel v. ATSI, et al.

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and AEPSC, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. ATSI disagrees with the OCC’s characterization and set forth its reasons for such disagreement in a combined motion to dismiss and answer that was filed with FERC on March 31, 2022. On that same date, AEP and Duke filed separate motions to dismiss and answers to the OCC complaint, and several other parties filed comments. ATSI filed a response to certain intervenors’ filings on April 28, 2022. FirstEnergy is unable to predict the outcome of this proceeding, but it is not expected to have a material impact.

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

As of June 30, 2022, outstanding guarantees and other assurances aggregated approximately $1.1 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($595 million) and other assurances ($457 million).

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

As of June 30, 2022, $53 million of collateral has been posted by FE or its subsidiaries and is included in Prepaid taxes and other current assets on FirstEnergy’s Consolidated Balance Sheets. FE or its subsidiaries are holding $360 million of cash collateral as of June 30, 2022, from certain generation suppliers, primarily due to the rise in power prices, and such amount is included in Other current liabilities on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2022:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$52	$—	$52
Surety Bonds (Collateralized Amount) (1)	57	249	306
Total Exposure from Contractual Obligations	$109	$249	$358
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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addresses, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 states, including West Virginia. The EPA held a virtual public hearing regarding the proposed rules on April 21, 2022, and MP and PE submitted written comments on June 21, 2022. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the revised CSAPR Update, the future cost of compliance may materially impact FirstEnergy’s operations, cash flows and financial condition.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE Rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE Rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the Clean Air Act to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the U.S. Supreme Court held that the EPA’s regulation of GHGs under Section 111(d) of the Clean Air Act was not authorized by Congress and remanded the Rule to the EPA for further reconsideration.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal CWA and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. The EPA is reconsidering the ELG rule with a publicly announced target of issuing a proposed revised rule in the Fall of 2022 and a final rule by the Spring of 2023. In the interim, the rule issued on August 31, 2020, remains in effect. Depending on the outcome of appeals and how final rules are ultimately implemented, the compliance with these standards, could require additional capital expenditures or changes in operations at Ft. Martin and Harrison power stations from what was filed with the WVPSC in December 2021 that seeks approval of environmental compliance projects to comply with the EPA’s 2020 ELG Rule.

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

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of June 30, 2022, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $103 million have been accrued through June 30, 2022, of which, approximately $65 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter. Under the DPA, FE has agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA requires that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, which shall consist of (x) $115 million paid by FE to the United States Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of the U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as expense in the second quarter of 2021 and paid in the third quarter of 2021. Under the terms of the DPA, the criminal information will be dismissed after FirstEnergy fully complies with its obligations under the DPA.

Legal Proceedings Relating to United States v. Larry Householder, et al.

On August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. On April 28, 2021, and July 11, 2022, the SEC issued additional subpoenas to FE. While no contingency has been reflected in its consolidated financial statements, FE believes that it is probable that it will incur a loss in connection with the resolution of the SEC investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, FE cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the SEC investigation.

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
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio, all actions have been consolidated); on July 27, 2020, July

31, 2020, and August 5, 2020, respectively, purported customers of FE filed putative class action lawsuits against FE and FESC, as well as certain current and former FE officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. FE agreed to a class settlement to resolve these claims on April 11, 2022. In the fourth quarter of 2021, FirstEnergy recognized a pre-tax reserve of $37.5 million in the aggregate with respect to these lawsuits and the Emmons lawsuit below. On June 22, 2022, the court preliminarily approved the class settlement and scheduled the final fairness hearing for November 9, 2022.
•Emmons v. FirstEnergy Corp. et al. (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, the Ohio Companies, along with FES, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices. FE agreed to a class settlement to resolve these claims on April 11, 2022. In the fourth quarter of 2021, FirstEnergy recognized a pre-tax reserve of $37.5 million in the aggregate with respect to this lawsuit and the lawsuits above consolidated with Smith in the S.D. Ohio alleging, among other things, civil violations of the Racketeer Influenced and Corrupt Organizations Act. On June 22, 2022, the court preliminarily approved the class settlement and scheduled the final fairness hearing for November 9, 2022.

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

On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio. The settlement agreement, if approved, will fully resolve the shareholder derivative lawsuits above and stipulates a series of corporate governance enhancements, that has resulted or is expected to result in the following:

•Six members of the FE Board, Messrs. Michael J. Anderson, Donald T. Misheff, Thomas N. Mitchell, Christopher D. Pappas and Luis A. Reyes, and Ms. Julia L. Johnson did not stand for re-election at FE’s 2022 annual shareholder meeting;
•A special FE Board committee of at least three recently appointed independent directors was formed to initiate a review process of the current senior executive team. On June 15, 2022, the FE Board appointed Ms. Lisa Winston Hicks and Messrs. Paul Kaleta, Sean T. Klimczak, Jesse A. Lynn, Andrew Teno, and Melvin D. Williams to serve on that committee. After completing its review, which is expected to conclude not later than mid-September 2022, the committee will make recommendations to the full FE Board, which retains the authority to make final determinations regarding any such recommendations;
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

The settlement also includes a payment to FE of $180 million, to be paid by insurance after court approval, less any court-ordered attorney’s fees awarded to plaintiffs. On May 9, 2022, the S.D. Ohio preliminarily approved the settlement and scheduled a final settlement approval hearing for August 4, 2022. Separately, on June 2, 2022, the N.D. Ohio entered an order to show cause why the court should not appoint new plaintiffs’ counsel, and thereafter, on June 10, 2022, the parties filed jointly a motion to dismiss the matter without prejudice, which the N.D. Ohio denied on July 5, 2022.

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

FE terminated Charles E. Jones as its chief executive officer effective October 29, 2020. As a result of Mr. Jones’ termination, and due to the determination of a committee of independent members of the FE Board that Mr. Jones violated certain FirstEnergy policies and its code of conduct, all grants, awards and compensation under FirstEnergy’s short-term incentive compensation program and long-term incentive compensation program with respect to Mr. Jones that were outstanding on the date of termination were forfeited. In November 2021, after a determination by the Compensation Committee of the FE Board that a demand for recoupment was warranted pursuant to the Recoupment Policy, FE made a recoupment demand to Mr. Jones of compensation previously paid to Mr. Jones totaling approximately $56 million, the maximum amount permissible under the Recoupment Policy. As such, any amounts payable to Mr. Jones under the EDCP will be set off against FE’s recoupment demand. There can be no assurance that the efforts to seek recoupment from Mr. Jones will be successful and the approximately $56 million recoupment demand has not been recognized in FirstEnergy’s financial statements as of June 30, 2022.

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
9. SEGMENT INFORMATION

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity through its reportable segments, Regulated Distribution and Regulated Transmission. FirstEnergy evaluates segment performance based on Earnings attributable to FE.

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

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities. On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA, with Brookfield and Brookfield Guarantors pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction closed on May 31, 2022. KATCo, which was a subsidiary of FET, became a wholly owned subsidiary of FE prior to the closing of the transaction and remains in the Regulated Transmission segment.

Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. As of June 30, 2022, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was also included in Corporate/Other for segment reporting. As of June 30, 2022, Corporate/Other had approximately $5.5 billion of FE holding company debt.

Financial information for FirstEnergy’s business segments and reconciliations to consolidated amounts is presented below.

Segment Financial Information	Regulated Distribution	Regulated Transmission	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
For the Three Months Ended	(In millions)
June 30, 2022
External revenues	$2,370	$440	$8	$—	$2,818
Internal revenues	56	1	—	(57)	—
Total revenues	$2,426	$441	$8	$(57)	$2,818
Depreciation	242	87	1	18	348
Deferral of regulatory assets, net	(127)	(2)	—	—	(129)
Miscellaneous income (expense), net	94	7	65	(6)	160
Interest expense	128	55	88	(6)	265
Income taxes (benefits)	52	39	(42)	—	49
Net income (loss)	202	128	(138)	—	192
Income attributable to noncontrolling interest	—	5	—	—	5
Earnings attributable to FE	202	123	(138)	—	187
Property additions	$356	$267	$4	$—	$627
June 30, 2021
External revenues	$2,208	$411	$3	$—	$2,622
Internal revenues	50	8	—	(58)	—
Total revenues	$2,258	$419	$3	$(58)	$2,622
Depreciation	229	77	1	16	323
Amortization of regulatory assets, net	43	6	—	—	49
DPA penalty	—	—	230	—	230
Miscellaneous income (expense), net	88	11	14	(5)	108
Interest expense	131	63	98	(5)	287
Income taxes (benefits)	71	37	(12)	—	96
Net income (loss)	274	116	(332)	—	58
Property additions	$346	$257	$19	$—	$622
For the Six Months Ended
June 30, 2022
External revenues	$4,902	$891	$14	$—	$5,807
Internal revenues	113	3	—	(116)	—
Total revenues	$5,015	$894	$14	$(116)	$5,807
Depreciation	477	173	3	35	688
Deferral of regulatory assets, net	(165)	(1)	—	—	(166)
Miscellaneous income (expense), net	179	13	82	(8)	266
Interest expense	257	114	177	(8)	540
Income taxes (benefits)	121	80	(69)	—	132
Net income (loss)	467	253	(240)	—	480
Income attributable to noncontrolling interest	—	5	—	—	5
Earnings attributable to FE	467	248	(240)	—	475
Property additions	$673	$464	$10	$—	$1,147
June 30, 2021
External revenues	$4,529	$812	$7	$—	$5,348
Internal revenues	99	12	—	(111)	—
Total revenues	$4,628	$824	$7	$(111)	$5,348
Depreciation	455	158	2	31	646
Amortization of regulatory assets, net	130	11	—	—	141
DPA penalty	—	—	230	—	230
Miscellaneous income (expense), net	195	22	36	(10)	243
Interest expense	259	124	199	(10)	572
Income taxes (benefits)	153	70	(40)	—	183
Net income (loss)	587	225	(419)	—	393
Property additions	$667	$530	$29	$—	$1,226

As of June 30, 2022
Total assets	$31,133	$13,303	$684	$—	$45,120
Total goodwill	$5,004	$614	$—	$—	$5,618
As of December 31, 2021
Total assets	$30,812	$13,237	$1,383	$—	$45,432
Total goodwill	$5,004	$614	$—	$—	$5,618

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
The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy’s utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment’s revenues are primarily derived from forward-looking formula rates. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities. On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA, with Brookfield and Brookfield Guarantors pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction closed on May 31, 2022.
Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of June 30, 2022, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was also included in Corporate/Other for segment reporting. As of June 30, 2022, Corporate/Other had approximately $5.5 billion of FE holding company debt.

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

We are proud of the steps we have already taken to demonstrate our commitment to our strategy and look forward to improving our performance and executing on these strategic priorities.

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

FirstEnergy's Regulated Transmission business is a premier, high quality transmission business, with approximately 24,000 miles of transmission lines in operation and one of the largest transmission systems in PJM. The Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) are focused on "Energizing the Future" with investments that support clean energy, improve grid reliability and resiliency and support a carbon neutral future. "Energizing the Future" is the centerpiece of FirstEnergy’s regulated investment strategy with all investments recovered under FERC-regulated forward-looking formula rates, and approximately $8 billion in investment plans (or 45% of the total FirstEnergy investment plan) from 2021 to 2025. FirstEnergy believes there are incremental investment opportunities for its existing transmission infrastructure of over $20 billion beyond those identified through 2025, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

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

On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA with Brookfield and the Brookfield Guarantors, pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction closed on May 31, 2022.

On December 13, 2021, FE privately issued to BIP Securities II-B L.P., an affiliate of Blackstone Infrastructure Partners L.P., 25,588,535 shares of FE’s common stock, par value $0.10 per share, at a price of $39.08 per share, representing an investment of $1.0 billion. On April 21, 2022, FERC approved the Blackstone representative’s ability to participate as a voting member of the FE Board. Sean T. Klimczak, the Blackstone Infrastructure Partners-selected representative, was elected to the FE Board at the 2022 annual shareholders’ meeting.

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

Together, these transactions enhance FirstEnergy’s credit profile, provide funding for the strategic investments discussed above, and address all of FirstEnergy’s equity plans, with the exception of annual issuances of up to $100 million under regular dividend reinvestment plans and employee benefit stock investment plans, through at least 2025. Also, as with the recently completed FET transaction, premium valuations of our businesses could provide FirstEnergy future optionality to further strengthen the balance sheet and enhance shareholder value.

FE Forward

FirstEnergy is also working to transform how it conducts business and serves its customers to achieve value potential in a sustainable way and help FirstEnergy achieve its strategic priorities. In February 2021, FirstEnergy announced a new initiative to build upon FirstEnergy’s strong operations and business fundamentals and deliver immediate value and resilience, with substantial working capital improvements and capital efficiencies reaching full impact by 2024. Called "FE Forward," the initiative plays a critical first step in FirstEnergy’s transformation journey as it looks to enhance the organization, focus on performance excellence, and refocus the investment strategy through a range of opportunities.

By 2024, FE Forward is projected to generate approximately $380 million in annualized capital expenditure efficiencies, as well as approximately $250 million in working capital improvements by 2023. This program includes an estimated $150 million of costs to achieve through 2023, which are expected to be self-funded through these efficiencies. FirstEnergy plans to redeploy the capital expenditure efficiencies in a more diverse capital program that over the long-term continues to support our strategy as discussed above, and using 2022 as baseline operating expenses are projected to naturally decline 1% annually allowing for strategic flexibility and customer affordability. FE Forward is not a downsizing effort and there will not be any involuntary employee reductions in connection with this program. FirstEnergy expects that FE Forward will be a significant catalyst to augment its growth potential by taking a more strategic approach to operating expenditures and reinvesting in a more diverse capital program that over the long-term continues to support a smarter and cleaner electric grid, and maintain affordable customer bills. Specifically, FirstEnergy currently expects to redeploy these capital efficiencies into several projects, including, grid modernization, energy efficiency programs, smart meter and electric vehicle charging, and solar generation investments. FirstEnergy is additionally evaluating the legal, financial, operational and branding benefits of consolidating the Ohio Companies and Pennsylvania Companies into single entities per state. As part of these efforts, FirstEnergy will evaluate the appropriate cadence to initiate rates cases on a state-by-state basis to best support FirstEnergy’s customer-focused strategic priorities.

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

Climate Story

Our long-term strategy reiterates and supports our position that climate change is among the most important issues of our time and our commitment to doing our part to ensure a bright and sustainable future for the communities we serve. As part of our Climate Strategy, we are focused on enabling our customers to thrive in a reduced carbon future. This includes transmission and distribution investments discussed above, investments in solar generation and supporting clean energy options, our efforts towards electrifying the economy, and driving energy efficiency.

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
•Using Generation Efficiencies and Flexibility: We are utilizing operational flexibilities, such as heat rate improvements through equipment upgrades, operational monitoring systems, and auxiliary power reductions at our generation facilities that will enable us to reach our interim 2030 goal of a 30% GHG reduction from 2019 levels, while continuing to provide customers with safe and reliable electricity; and
•Transitioning Away from Coal Generation: We expect to thoughtfully transition away from our regulated coal generation fleet no later than 2050, and in April 2022, FirstEnergy received approval to construct 50 MWs of solar generation in West Virginia. Also in 2021, FirstEnergy filed plans with the WVPSC to comply with EPA ELG rules that would keep MP’s generation plants responsibly operating beyond 2028, however, FirstEnergy intends to begin a broad stakeholder dialogue regarding planned operational end dates of 2035 and 2040 for Ft. Martin and Harrison, respectively.

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

•Six members of the FE Board, Messrs. Michael J. Anderson, Donald T. Misheff, Thomas N. Mitchell, Christopher D. Pappas and Luis A. Reyes, and Ms. Julia L. Johnson did not stand for re-election at FE’s 2022 annual shareholder meeting;
•A special FE Board committee of at least three recently appointed independent directors was formed to initiate a review process of the current senior executive team. On June 15, 2022, the FE Board appointed Ms. Lisa Winston Hicks and Messrs. Paul Kaleta, Sean T. Klimczak, Jesse A. Lynn, Andrew Teno, and Melvin D. Williams to serve on that committee. After completing its review, which is expected to conclude not later than mid-September 2022, the committee will make recommendations to the full FE Board, which retains the authority to make final determinations regarding any such recommendations;
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

The settlement also includes a payment to FE of $180 million, to be paid by insurance after court approval, less any court-ordered attorney’s fees awarded to plaintiffs.

In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. Subsequently, on April 28, 2021, and July 11, 2022, the SEC issued additional subpoenas to FE. Further, in letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that it is investigating FirstEnergy’s lobbying and governmental affairs activities concerning HB 6.

FirstEnergy has taken numerous steps to address challenges posed by the HB 6 investigations and improve its compliance culture, including the refreshment of the FE Board, the hiring of key senior executives committed to supporting transparency and integrity, and strengthening and enhancing FirstEnergy’s compliance culture through several initiatives. Although the outcome of the HB 6 investigations and state regulatory audits remain unknown, FirstEnergy has also taken several proactive steps to reduce regulatory uncertainty affecting the Ohio Companies.

FE terminated Charles E. Jones as its chief executive officer effective October 29, 2020. As a result of Mr. Jones’ termination, and due to the determination of a committee of independent members of the FE Board that Mr. Jones violated certain FirstEnergy policies and its code of conduct, all grants, awards and compensation under FirstEnergy’s short-term incentive compensation program and long-term incentive compensation program with respect to Mr. Jones that were outstanding on the date of termination were forfeited. In November 2021, after a determination by the Compensation Committee of the FE Board that a demand for recoupment was warranted pursuant to the Recoupment Policy, FE made a recoupment demand to Mr. Jones of compensation previously paid to Mr. Jones totaling approximately $56 million, the maximum amount permissible under the Recoupment Policy. As such, any amounts payable to Mr. Jones under the EDCP will be set off against FE’s recoupment demand. There can be no assurance that the efforts to seek recoupment from Mr. Jones will be successful and the approximately $56 million recoupment demand has not been recognized in FirstEnergy’s financial statements as of June 30, 2022.

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

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change

Revenues	$2,818	$2,622	$196	7%	$5,807	$5,348	$459	9%

Operating expenses	2,371	2,310	61	3%	4,801	4,477	324	7%

Operating income	447	312	135	43%	1,006	871	135	15%

Other expenses, net	(206)	(158)	(48)	(30)%	(394)	(295)	(99)	(34)%

Income before income taxes	241	154	87	56%	612	576	36	6%

Income taxes	49	96	(47)	(49)%	132	183	(51)	(28)%

Net income	$192	$58	$134	231%	$480	$393	$87	22%

Income attributable to noncontrolling interest	5	—	5	NM	5	—	5	NM

Earnings attributable to FE	$187	$58	$129	222%	$475	$393	$82	21%

* NM = not meaningful

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 9, “Segment Information,” of the Notes to Consolidated Financial Statements.

Summary of Results of Operations — Second Quarter 2022 Compared with Second Quarter 2021

Financial results for FirstEnergy’s business segments in the second quarter of 2022 and 2021 were as follows:

Second Quarter 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,374	$440	$(37)	$2,777
Other	52	1	(12)	41
Total Revenues	2,426	441	(49)	2,818

Operating Expenses:
Fuel	190	—	—	190
Purchased power	797	—	5	802
Other operating expenses	850	91	(45)	896
Provision for depreciation	242	87	19	348
Deferral of regulatory assets, net	(127)	(2)	—	(129)
General taxes	192	61	11	264
Total Operating Expenses	2,144	237	(10)	2,371

Operating Income (Loss)	282	204	(39)	447

Other Income (Expense):
Debt redemption costs	—	—	(118)	(118)
Miscellaneous income, net	94	7	59	160
Interest expense	(128)	(55)	(82)	(265)
Capitalized financing costs	6	11	—	17
Total Other Expense	(28)	(37)	(141)	(206)

Income (Loss) Before Income Taxes (Benefits)	254	167	(180)	241
Income taxes (benefits)	52	39	(42)	49
Net Income (Loss)	$202	$128	$(138)	$192
Income attributable to noncontrolling interest	—	5	—	5
Earnings (Loss) Attributable to FE	$202	$123	$(138)	$187

Second Quarter 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,209	$411	$(36)	$2,584
Other	49	8	(19)	38
Total Revenues	2,258	419	(55)	2,622

Operating Expenses:
Fuel	112	—	—	112
Purchased power	609	—	5	614
Other operating expenses	696	79	(57)	718
Provision for depreciation	229	77	17	323
Amortization of regulatory assets, net	43	6	—	49
General taxes	192	62	10	264
DPA penalty	—	—	230	230
Total Operating Expenses	1,881	224	205	2,310

Operating Income (Loss)	377	195	(260)	312

Other Income (Expense):
Miscellaneous income, net	88	11	9	108
Interest expense	(131)	(63)	(93)	(287)
Capitalized financing costs	11	10	—	21
Total Other Expense	(32)	(42)	(84)	(158)

Income (Loss) Before Income Taxes (Benefits)	345	153	(344)	154
Income taxes (benefits)	71	37	(12)	96
Net Income (Loss)	$274	$116	$(332)	$58

Changes Between Second Quarter 2022 and Second Quarter 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$165	$29	$(1)	$193
Other	3	(7)	7	3
Total Revenues	168	22	6	196

Operating Expenses:
Fuel	78	—	—	78
Purchased power	188	—	—	188
Other operating expenses	154	12	12	178
Provision for depreciation	13	10	2	25
Amortization (deferral) of regulatory assets, net	(170)	(8)	—	(178)
General taxes	—	(1)	1	—
DPA penalty	—	—	(230)	(230)
Total Operating Expenses	263	13	(215)	61

Operating Income (Loss)	(95)	9	221	135

Other Income (Expense):
Debt redemption costs	—	—	(118)	(118)
Miscellaneous income, net	6	(4)	50	52
Interest expense	3	8	11	22
Capitalized financing costs	(5)	1	—	(4)
Total Other Expense	4	5	(57)	(48)

Income (Loss) Before Income Taxes (Benefits)	(91)	14	164	87
Income taxes (benefits)	(19)	2	(30)	(47)
Net Income (Loss)	$(72)	$12	$194	$134
Income attributable to noncontrolling interest	—	5	—	5
Earnings (Loss) Attributable to FE	$(72)	$7	$194	$129

Regulated Distribution — Second Quarter 2022 Compared with Second Quarter 2021

Regulated Distribution’s net income decreased $72 million in the second quarter of 2022, as compared to the same period of 2021, primarily resulting from higher other operating expenses, customer rate credits associated with the PUCO-approved Ohio Stipulation, higher pension and OPEB expenses, and lower residential customers usage and demand, partially offset by earnings benefits from capital investment programs in Ohio, Pennsylvania, and New Jersey.

Revenues —

The $168 million increase in total revenues resulted from the following sources:

	For the Three Months Ended June 30,
Revenues by Type of Service	2022	2021	Increase (Decrease)
	(In millions)
Distribution	$1,216	$1,304	$(88)

Generation sales:
Retail	999	831	168
Wholesale	159	74	85
Total generation sales	1,158	905	253

Other	52	49	3
Total Revenues	$2,426	$2,258	$168

Distribution revenues decreased $88 million in the second quarter of 2022, as compared to the same period of 2021, primarily resulting from customer rate credits associated with the PUCO-approved Ohio Stipulation, lower recovery of transmission expenses, which has no material impact to earnings, and lower weather-related usage and customer demand, partially offset by higher rates associated with riders in Ohio, Pennsylvania, and New Jersey for the recovery of certain capital investment programs.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended June 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWH Deliveries	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Residential	12,146	12,347	(1.6)%	11,796	11,861	(0.6)%
Commercial(1)	8,716	8,590	1.5%	8,627	8,466	1.9%
Industrial	13,711	13,384	2.4%	13,711	13,384	2.4%
Total Electric Distribution MWH Deliveries	34,573	34,321	0.7%	34,134	33,711	1.3%
(1) Includes street lighting.

Residential and commercial distribution deliveries were impacted by lower weather-related customer usage. Cooling degree days were 6% below 2021 and 15% above normal. Heating degree days were 6% below 2021 and 4% below normal. Increases in industrial deliveries were primarily from the steel, auto, and other manufacturing sectors.

Compared to pre-pandemic levels in 2019, weather-adjusted residential and industrial distribution deliveries in the second quarter of 2022 increased by 6.9% and 0.8%, respectively, while commercial deliveries decreased by 5.8%.

The following table summarizes the price and volume factors contributing to the $253 million increase in generation revenues for the second quarter of 2022, as compared to the same period of 2021:

Source of Change in Generation Revenues	Increase
(In millions)
Retail:
Change in sales volumes	$50
Change in prices	118
168
Wholesale:
Change in sales volumes	12
Change in prices	68
Capacity revenue	5
85
Change in Generation Revenues	$253

The increase in retail generation sales volumes was primarily due to decreased customer shopping in New Jersey, Ohio and Pennsylvania. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in the second quarter of 2022, as compared to the same period of 2021, decreased to 45% from 48% in New Jersey, 84% from 86% in Ohio, and to 62% from 65% in Pennsylvania. The increase in retail generation prices primarily resulted from higher non-shopping generation auction rates in Pennsylvania. Retail generation sales, excluding those in West Virginia, have no material impact to earnings.

Wholesale generation revenues increased $85 million in the second quarter of 2022, as compared to the same period of 2021, primarily due to an increase in spot market energy prices, increased volumes due to higher generation output and higher capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.
Operating Expenses —

Total operating expenses increased $263 million, primarily due to the following:

•Fuel expense increased $78 million in the second quarter of 2022, as compared to the same period of 2021, primarily due to higher unit costs and increased generation output. Due to the ENEC, fuel expense has no material impact on current earnings.

•Purchased power costs, which have no material impact on current earnings, increased $188 million in the second quarter of 2022, as compared to the same period of 2021, primarily due to higher market prices and increased volumes as described above.

Source of Change in Purchased Power	Increase
(In millions)
Purchases
Change due to unit costs	$135
Change due to volumes	46
181
Capacity expense	7
Change in Purchased Power Costs	$188

•Other operating expenses increased $154 million in the second quarter of 2022, as compared to the same period of 2021, primarily due to the following:

•Higher network transmission expenses of $14 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher expenses of $24 million resulting from lower capitalization of vegetation management costs.
•Higher expenses of $13 million resulting from lower capitalization of corporate support costs.
•Higher storm expenses of $17 million, which were deferred for future recovery, resulting in no material impact on current period earnings.
•Higher vegetation management in West Virginia, energy efficiency and other state mandated program costs of $37 million, which are deferred for future recovery, resulting in no material impact on earnings.
•Higher other operating and maintenance expenses of $32 million, primarily associated with higher regulated generation planned outage spend, and material and contractor spend.
•Higher uncollectible expenses of $17 million, primarily in Pennsylvania, West Virginia and Maryland, of which $3 million was deferred for future recovery.

•Depreciation expense increased $13 million in the second quarter of 2022, as compared to the same period of 2021, primarily due to a higher asset base.

•Amortization of regulatory assets, net decreased $170 million in the second quarter of 2022, as compared to the same period of 2021, primarily due to:

•$93 million decrease due to generation and transmission related deferrals primarily as a result of lower recovery of transmission related expenses,
•$22 million decrease due to customer refunds associated with the Ohio Stipulation,
•$19 million decrease due to higher deferred storm expenses,
•$16 million decrease due to lower amortization of uncollectible expenses as a result of a return to pre-pandemic levels, and
•$20 million related to net decreases in other amortizations.

Other Expenses —

Other expense decreased $4 million in the second quarter of 2022, as compared to the same period of 2021, primarily due to lower other miscellaneous expenses, partially offset by higher pension and OPEB non-service costs and lower capitalized interest.

Income Taxes —

Regulated Distribution’s effective tax rate was 20.5% and 20.6% for the three months ended June 30, 2022 and 2021, respectively.

Regulated Transmission — Second Quarter 2022 Compared with Second Quarter 2021

Regulated Transmission’s net income increased $12 million in the second quarter of 2022, as compared to the same period of 2021 primarily due to a higher rate base.

Revenues —

Total revenues increased $22 million in the second quarter of 2022, as compared to the same period of 2021, primarily due to the recovery of incremental operating expenses and a higher rate base.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended June 30,		Increase (Decrease)
Revenues by Transmission Asset Owner	2022	2021
	(In millions)
ATSI	$217	$198	$19
TrAIL	65	59	6
MAIT	77	81	(4)
JCP&L	46	46	—
MP, PE and WP	36	35	1
Total Revenues	$441	$419	$22

Operating Expenses —

Total operating expenses increased $13 million in the second quarter of 2022, as compared to the same period of 2021, primarily due to higher operation and maintenance expense and depreciation due to a higher asset base, partially offset by lower amortization of regulatory assets. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expenses —

Total other expense decreased $5 million in the three months ended June 30, 2022 as compared to the same period of 2021, primarily due to lower interest on borrowings under the revolving credit facilities.

Income Taxes —

Regulated Transmission’s effective tax rate was 23.4% and 24.2% for the three months ended June 30, 2022 and 2021, respectively.
Corporate / Other — Second Quarter 2022 Compared with Second Quarter 2021

Financial results at Corporate/Other resulted in a $194 million decrease in net loss in the second quarter of 2022, as compared to the same period of 2021, primarily due to the absence of the DPA penalty in 2021, higher net investment income on certain equity method and other investments and lower interest expense, partially offset by expenses associated with FE’s redemption of its 2031 Notes and 2047 Notes. See below for additional details of the FE note redemptions.

Summary of Results of Operations — First Six Months of 2022 Compared with First Six Months of 2021

Financial results for FirstEnergy’s business segments in the first six months of 2022 and 2021 were as follows:

First Six Months 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$4,906	$891	$(76)	$5,721
Other	109	3	(26)	86
Total Revenues	5,015	894	(102)	5,807

Operating Expenses:
Fuel	330	—	—	330
Purchased power	1,667	—	10	1,677
Other operating expenses	1,648	181	(113)	1,716
Provision for depreciation	477	173	38	688
Deferral of regulatory assets, net	(165)	(1)	—	(166)
General taxes	407	127	22	556
Total Operating Expenses	4,364	480	(43)	4,801

Operating Income (Loss)	651	414	(59)	1,006

Other Income (Expense):
Debt redemption costs	—	—	(156)	(156)
Miscellaneous income, net	179	13	74	266
Interest expense	(257)	(114)	(169)	(540)
Capitalized financing costs	15	20	1	36
Total Other Expense	(63)	(81)	(250)	(394)

Income (Loss) Before Income Taxes (Benefits)	588	333	(309)	612
Income taxes (benefits)	121	80	(69)	132
Net Income (Loss)	$467	$253	$(240)	$480
Income attributable to noncontrolling interest	—	5	—	5
Earnings (Loss) Attributable to FE	$467	$248	$(240)	$475

First Six Months 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$4,525	$812	$(70)	$5,267
Other	103	12	(34)	81
Total Revenues	4,628	824	(104)	5,348

Operating Expenses:
Fuel	230	—	—	230
Purchased power	1,323	—	9	1,332
Other operating expenses	1,424	146	(100)	1,470
Provision for depreciation	455	158	33	646
Amortization of regulatory assets, net	130	11	—	141
General taxes	393	124	20	537
DPA penalty	—	—	230	230
Gain on sale of Yards Creek	(109)	—	—	(109)
Total Operating Expenses	3,846	439	192	4,477

Operating Income (Loss)	782	385	(296)	871

Other Income (Expense):
Miscellaneous income, net	195	22	26	243
Interest expense	(259)	(124)	(189)	(572)
Capitalized financing costs	22	12	—	34
Total Other Expense	(42)	(90)	(163)	(295)

Income (Loss) Before Income Taxes (Benefits)	740	295	(459)	576
Income taxes (benefits)	153	70	(40)	183
Net Income (Loss)	$587	$225	$(419)	$393

Changes Between First Six Months 2022 and First Six Months 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$381	$79	$(6)	$454
Other	6	(9)	8	5
Total Revenues	387	70	2	459

Operating Expenses:
Fuel	100	—	—	100
Purchased power	344	—	1	345
Other operating expenses	224	35	(13)	246
Provision for depreciation	22	15	5	42
Amortization (deferral) of regulatory assets, net	(295)	(12)	—	(307)
General taxes	14	3	2	19
DPA penalty	—	—	(230)	(230)
Gain on sale of Yards Creek	109	—	—	109
Total Operating Expenses	518	41	(235)	324

Operating Income (Loss)	(131)	29	237	135

Other Income (Expense):
Debt redemption costs	—	—	(156)	(156)
Miscellaneous income, net	(16)	(9)	48	23
Interest expense	2	10	20	32
Capitalized financing costs	(7)	8	1	2
Total Other Expense	(21)	9	(87)	(99)

Income (Loss) Before Income Taxes (Benefits)	(152)	38	150	36
Income taxes (benefits)	(32)	10	(29)	(51)
Net Income (Loss)	$(120)	$28	$179	$87
Income attributable to noncontrolling interest	—	5	—	5
Earnings (Loss) Attributable to FE	$(120)	$23	$179	$82

Regulated Distribution — First Six Months of 2022 Compared with First Six Months of 2021

Regulated Distribution’s net income decreased $120 million in the first six months of 2022, as compared to the same period of 2021, primarily resulting from higher other operating expenses, customer rate credits associated with the PUCO-approved Ohio Stipulation, and higher pension and OPEB expenses, partially offset by higher weather-related demand and rider revenues from capital investment programs, as well as the absence of a $27 million refund for previously collected decoupling revenues in Ohio, with interest.

Revenues —

The $387 million increase in total revenues resulted from the following sources:

	For the Six Months Ended June 30,
Revenues by Type of Service	2022	2021	Increase (Decrease)
	(In millions)
Distribution services(1)	$2,564	$2,616	$(52)

Generation sales:
Retail	2,093	1,766	327
Wholesale	249	143	106
Total generation sales	2,342	1,909	433

Other	109	103	6
Total Revenues	$5,015	$4,628	$387
(1) Includes $(27) million of ARP revenues for the six months ended June 30, 2021, which is related to the Ohio Companies refund to customers that was previously collected under decoupling mechanisms, with interest. See “Outlook,” below for further discussion on Ohio decoupling rates.

Distribution services revenues decreased $52 million in the first six months 2022, as compared to the same period of 2021, primarily resulting from customer rate credits associated with the PUCO-approved Ohio Stipulation, partially offset by the absence of a $27 million refund for previously collected decoupling revenues in Ohio with interest, higher weather-related usage and higher rates associated with riders in Ohio, Pennsylvania and New Jersey for the recovery of certain capital investment programs.

Distribution services by customer class are summarized in the following table:

	For the Six Months Ended June 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWH Deliveries	2022	2021	Increase	2022	2021	Increase (Decrease)
Residential	27,359	27,237	0.4%	26,966	27,258	(1.1)%
Commercial(1)	18,007	17,221	4.6%	17,892	17,318	3.3%
Industrial	27,294	26,641	2.5%	27,294	26,641	2.5%
Total Electric Distribution MWH Deliveries	72,660	71,099	2.2%	72,152	71,217	1.3%
(1) Includes street lighting.

Residential and commercial distribution deliveries were impacted by higher weather-related customer usage. Heating degree days were 2% above 2021 and 2% below normal. Cooling degree days were 6% below 2021 and 14% above normal. Increases in industrial deliveries were primarily from the steel, auto, and other manufacturing sectors.

Compared to pre-pandemic levels in 2019, weather-adjusted residential distribution deliveries for the six months ended June 30, 2022 increased 2.5%, while commercial and industrial deliveries decreased 4.9% and 0.9%, respectively.

The following table summarizes the price and volume factors contributing to the $433 million increase in generation revenues for the first six months of 2022, as compared to the same period of 2021:

Source of Change in Generation Revenues	Increase
(In millions)
Retail:
Change in sales volumes	$111
Change in prices	216
327
Wholesale:
Change in prices	81
Capacity revenue	25
106
Change in Generation Revenues	$433

The increase in retail generation sales volumes was primarily due to higher weather-related usage and decreased customer shopping in New Jersey, Ohio and Pennsylvania. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in the first six months of 2022, as compared to the same period of 2021, decreased to 45% from 47% in New Jersey, 84% from 86% in Ohio, and to 61% from 63% in Pennsylvania. The increase in retail generation prices primarily resulted from higher non-shopping generation auction rates in Pennsylvania. Retail generation sales, excluding those in West Virginia, have no material impact to earnings.

Wholesale generation revenues increased $106 million in the first six months of 2022, as compared to the same period in 2021, primarily due to an increase in spot market energy prices and higher capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.

Operating Expenses —

Total operating expenses increased $518 million, primarily due to the following:

•Fuel costs increased $100 million during the first six months of 2022, as compared to the same period of 2021, primarily due to higher unit costs and increased generation output. Due to the ENEC, fuel expense has no material impact on current earnings.

•Purchased power costs, which have no material impact on current earnings, increased $344 million during the first six months of 2022, as compared to the same period of 2021, primarily due to higher market prices, increased volumes as described above and increased capacity expenses.

Source of Change in Purchased Power	Increase
(In millions)
Purchases:
Change due to unit costs	$220
Change due to volumes	90
310
Capacity	34
Change in Purchased Power Costs	$344

•Other operating expenses increased $224 million in the first six months of 2022, as compared to the same period of 2021, primarily due to:

•Higher network transmission expenses of $42 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher expenses of $46 million resulting from lower capitalization of vegetation management costs.
•Higher expenses of $26 million resulting from lower capitalization of corporate support costs.
•Higher storm expenses of $22 million, of which $20 million was deferred for future recovery, resulting in no material impact on current period earnings.
•Higher vegetation management in West Virginia, energy efficiency and other state mandated program costs of $32 million, which are deferred for future recovery, resulting in no material impact on earnings.
•Higher other operating and maintenance expenses of $49 million, primarily associated with higher regulated generation planned outage spend, material and contractor spend, and employee benefits.
•Higher uncollectible expenses of $7 million.

•Depreciation expense increased $22 million in the first six months of 2022, as compared to the same period of 2021, primarily due to a higher asset base.

•Amortization of regulatory assets, net decreased $295 million in the first six months of 2022, as compared to the same period of 2021, primarily due to:

•$109 million decrease due to the absence of the reduction of the New Jersey storm cost regulatory asset as a result of the Yards Creek sale,
•$78 million decrease due to generation and transmission related deferrals primarily as a result of higher purchased power and fuel costs related to the ENEC and lower recovery of transmission related expenses,
•$56 million decrease due to customer refunds associated with the Ohio Stipulation,
•$31 million decrease due to lower amortization of uncollectible expenses as a result of a return to pre-pandemic levels, and
•$21 million related to net decreases in other amortizations.

•General taxes increased $14 million in the first six months of 2022, as compared to the same period of 2021, primarily due to higher Ohio property and Pennsylvania gross receipt taxes, partially offset by lower West Virginia Business and Occupation taxes.

•The absence of the gain on sale of the Yards Creek Generating Facility of $109 million which was netted against the New Jersey storm deferral, as described above, resulting in no impact to earnings.

Other Expense —

Other expense increased $21 million in the first six months of 2022, as compared to the same period of 2021, primarily due to higher pension and OPEB non-service costs, higher capitalized interest, partially offset by lower interest on borrowings under the revolving credit facilities and other miscellaneous expenses.

Income Taxes —

Regulated Distribution’s effective tax rate was 20.6% and 20.7% for the six months ended June 30, 2022 and 2021, respectively.

Regulated Transmission — First Six Months of 2022 Compared with First Six Months of 2021

Regulated Transmission’s net income increased $28 million in the first six months of 2022, as compared to the same period of 2021, primarily due to a higher rate base and lower financing costs.

Revenues —

Total revenues increased $70 million, primarily due to the recovery of incremental operating expenses and a higher rate base.

The following table shows revenues by transmission asset owner:

	For the Six Months Ended June 30,
Revenues by Transmission Asset Owner	2022	2021	Increase
	(In millions)
ATSI	$434	$404	$30
TrAIL	130	121	9
MAIT	156	149	7
JCP&L	106	85	21
MP, PE and WP	68	65	3
Total Revenues	$894	$824	$70

Operating Expenses —

Total operating expenses increased $41 million in the first six months of 2022, as compared to the same period of 2021, primarily due to higher operation and maintenance costs and increased property taxes and depreciation due to a higher asset base, partially offset by lower amortization of regulatory assets. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense decreased $9 million in the first six months of 2022, as compared to the same period of 2021, primarily due to lower interest on borrowings under the revolving credit facilities and higher capitalized financing cost.

Income Taxes —

Regulated Transmission’s effective tax rate was 24.0% and 23.7% for the six months ended June 30, 2022 and 2021, respectively.
Corporate / Other — First Six Months of 2022 Compared with First Six Months of 2021

Financial results at Corporate/Other resulted in a $179 million decrease in net loss in the first six months of 2022, as compared to the same period of 2021, primarily due to the absence of the DPA penalty in 2021, higher net investment income on certain equity method and other investments and lower interest expense, partially offset by expenses associated with FE’s redemption of its 2023 Notes, 2031 Notes and 2047 Notes. See below for additional details of the FE note redemptions.

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

The following table provides information about the composition of net regulatory assets and liabilities as of June 30, 2022, and December 31, 2021, and the changes during the six months ended June 30, 2022:

Net Regulatory Assets (Liabilities) by Source	June 30, 2022	December 31, 2021	Change
	(In millions)
Customer payables for future income taxes	$(2,269)	$(2,345)	$76
Spent nuclear fuel disposal costs	(85)	(101)	16
Asset removal costs	(668)	(646)	(22)
Deferred transmission costs	(22)	(3)	(19)
Deferred generation costs	195	118	77
Deferred distribution costs	122	49	73
Storm-related costs	684	660	24
Uncollectible and COVID-19 related costs	61	56	5
Energy efficiency program costs	62	47	15
New Jersey societal benefit costs	101	109	(8)
Regulatory transition costs	(18)	(18)	—
Vegetation management costs	49	33	16
Other	(38)	(12)	(26)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(1,826)	$(2,053)	$227

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

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $201 million and $148 million are currently being recovered through rates as of June 30, 2022 and December 31, 2021, respectively.

Uncollectible and COVID-19 related costs - Includes the deferral of costs arising from COVID-19, including uncollectible expenses under new and existing orders prior to the pandemic.

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

Vegetation management costs - Relates to regulatory assets in New Jersey and West Virginia associated with the recovery of certain distribution vegetation management costs as well as MAIT vegetation management costs (amortized through 2024).

The following table provides information about the composition of net regulatory assets that do not earn a current return as of June 30, 2022 and December 31, 2021, of which approximately $373 million and $228 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction.

Regulatory Assets by Source Not Earning a Current Return	June 30, 2022	December 31, 2021	Change
	(In millions)
Deferred transmission costs	$9	$13	$(4)
Deferred generation costs	135	50	85
Storm-related costs	574	549	25
COVID-19 related costs	68	65	3
Regulatory transition costs	11	13	(2)
Vegetation management costs	37	31	6
Other	21	11	10
Regulatory Assets Not Earning a Current Return	$855	$732	$123

CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction and other investment expenditures, scheduled debt maturities and interest payments, dividend payments, and potential contributions to its pension plan.

FE and its distribution and transmission subsidiaries expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for the remainder of 2022 and beyond, FE and its distribution and transmission subsidiaries expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt by FE and certain of its distribution and transmission subsidiaries to, among other things, fund capital expenditures and other capital-like investments, and refinance short-term and maturing long-term debt, subject to market conditions and other factors.

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

On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA with Brookfield and the Brookfield Guarantors, pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield will own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction closed on May 31, 2022.

On December 13, 2021, FE privately issued to BIP Securities II-B L.P., an affiliate of Blackstone Infrastructure Partners L.P., 25,588,535 shares of FE’s common stock, par value $0.10 per share, at a price of $39.08 per share, representing an investment of $1.0 billion. On April 21, 2022, FERC approved the Blackstone representative’s ability to participate as a voting member of the FE Board. Sean T. Klimczak, the Blackstone Infrastructure Partners-selected representative, was elected to the FE Board at the 2022 annual shareholders’ meeting.

On October 18, 2021, FE, FET, the Utilities, and the Transmission Companies entered into six separate senior unsecured five-year syndicated revolving credit facilities. These new credit facilities provide substantial liquidity to support the Regulated Distribution and Regulated Transmission businesses, and each of the operating companies within the businesses.

Together, these transactions enhance FirstEnergy’s credit profile, provide funding for the strategic investments discussed above, and address all of FirstEnergy’s equity plans, with the exception of annual issuances of up to $100 million under regular dividend reinvestment plans and employee benefit stock investment plans, through at least 2025. Also, as with the recently completed FET transaction, premium valuations of our businesses could provide FirstEnergy future optionality to further strengthen the balance sheet and enhance shareholder value.

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

As of June 30, 2022, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, current portions of long-term debt, and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

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

FirstEnergy’s 2021 Credit Facilities bear interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the FCA (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, IBA (the entity that calculates and publishes LIBOR) and FCA made public statements regarding the future cessation of LIBOR. IBA permanently ceased publication for 1-week and 2-month LIBOR settings and all settings for non-U.S. dollar LIBOR on December 31, 2021. According to the FCA, IBA will permanently cease to publish overnight, 1-month, 3-month, 6-month and 12-month LIBOR settings on June 30, 2023. IBA did not identify any successor administrator in its announcement. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after such end dates, and there is considerable uncertainty regarding the publication or representativeness of LIBOR beyond such end dates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is seeking to replace U.S. dollar LIBOR with a newly created index, SOFR, calculated based on repurchase agreements backed by treasury securities. FirstEnergy’s 2021 Credit Facilities provide a mechanism to automatically transition to a SOFR-based benchmark when all U.S. dollar LIBOR settings are no longer provided or are no longer representative. In addition, FirstEnergy’s 2021 Credit Facilities provide an option for the applicable borrower and lender to jointly elect to transition early to a SOFR-based benchmark, or in certain circumstances, an alternative benchmark replacement. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for us are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on FirstEnergy’s results of operations, cash flows, financial condition and liquidity.

FirstEnergy had no outstanding short-term borrowings as of June 30, 2022 and December 31, 2021. FirstEnergy’s available liquidity from external sources as of July 25, 2022, was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FE and FET	October 2026	$1,000	$847
Ohio Companies	October 2026	800	800
Pennsylvania Companies	October 2026	950	950
JCP&L	October 2026	500	499
MP and PE	October 2026	400	400
Transmission Companies	October 2026	850	850
	Subtotal	$4,500	$4,346
Cash and cash equivalents		—	196
	Total	$4,500	$4,542

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of June 30, 2022:

Individual Borrower	Regulatory and Other Short-Term Debt Limitations
	(In millions)
FE and FET	N/A
OE, CEI, JCP&L, ME, MP, and ATSI	$500	(1)
TE, PN, and WP	300	(1)
PE and Penn	150	(1)
TrAIL and MAIT	400	(1)

(1) Includes amounts which may be borrowed under the regulated companies’ money pool.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the 2021 Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the 2021 Credit Facilities and against the applicable borrower’s borrowing sublimit. As of June 30, 2022, FirstEnergy had $4 million in outstanding LOCs.

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

As of June 30, 2022, the borrowers were in compliance with the applicable interest coverage and debt-to-total-capitalization ratio covenants in each case as defined under the 2021 Credit Facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings through the second quarter of 2022 was 0.92% per annum for the regulated companies’ money pool and 0.99% per annum for the unregulated companies’ money pool.

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of July 22, 2022:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/CreditWatch (1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB-	Ba1	BBB-	—	—	—	BB+	Ba1	BBB-	S	P	S
AGC	BB+	Baa2	BBB	—	—	—	—	—	—	S	S	S
ATSI	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	S	S	S
CEI	BBB	Baa2	BBB	A-	A3	A-	BBB	Baa2	BBB+	S	N	S
FET	BBB-	Baa2	BBB-	—	—	—	BB+	Baa2	BBB-	S	S	S
JCP&L	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	S	S	S
ME	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	S	S	S
MAIT	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	S	S	S
MP	BBB	Baa2	BBB	A-	A3	A-	BBB	Baa2	—	S	S	S
OE	BBB	A3	BBB	A-	A1	A-	BBB	A3	BBB+	S	S	S
PN	BBB	Baa1	BBB	—	—	—	BBB	Baa1	BBB+	S	S	S
Penn	BBB	A3	BBB	A-	A1	—	—	—	—	S	S	S
PE	BBB	Baa2	BBB	A-	A3	A-	—	—	—	S	S	S
TE	BBB	Baa1	BBB	A-	A2	A-	—	—	—	S	N	S
TrAIL	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	S	S	S
WP	BBB	A3	BBB	A-	A1	A-	—	—	—	S	S	S
(1) S = Stable, P = Positive, N = Negative

On July 22, 2022, Fitch issued a one notch upgrade to all applicable ratings for FE and its subsidiaries and revised the outlook to stable.

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

The interest rates payable on approximately $2.2 billion in FE’s senior unsecured notes are subject to adjustments from time to time if the ratings on the notes from any one or more of S&P, Moody’s and Fitch decreases to a rating set forth in the applicable governing documents. Generally a one-notch downgrade by the applicable rating agency may result in a 25 basis points coupon rate increase beginning at BB, Ba1, and BB+ for S&P, Moody’s and Fitch, respectively, to the extent such rating is applicable to the series of outstanding senior unsecured notes, during the next interest period, subject to an aggregate cap of 2% from issuance interest rate.

Debt capacity is subject to the consolidated interest coverage ratio in the 2021 Credit Facilities. As of June 30, 2022, FirstEnergy could incur approximately $800 million of incremental interest expense or incur a $2.0 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements by the 2021 Credit Facilities.

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

Changes in Cash Position

As of June 30, 2022, FirstEnergy had $478 million of cash and cash equivalents and $54 million of restricted cash compared to approximately $1.5 billion of cash and cash equivalents and $49 million of restricted cash as of December 31, 2021, on the Consolidated Balance Sheets.

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

In the first six months of 2022, cash provided from operating activities was $1,283 million compared to $1,347 million in the same period of 2021. The decrease in cash provided from operating activities is primarily due to rate refunds and rate credits provided to Ohio customers during the first half of 2022 under the PUCO-approved Ohio Stipulation, higher operating expenses from lower capitalization of certain vegetation management and corporate support costs, and the absence of accounts receivable working capital improvements in the first half of 2021, when collection activity improved since the start of the pandemic. Accounts receivable working capital was also impacted by higher generation prices charged to customers and higher customer usage and demands. These decreases in cash flow from operating activities are partially offset by cash flow generated from regulated capital investments made since the second quarter of 2021, higher cash collateral receipts primarily from certain generation suppliers that serve shopping customers due to the rise in power prices, higher cash dividend distributions received by FEV from its equity investment in Global Holding and improvements in accounts payable working capital from the implementation of certain FE Forward initiatives.

Cash Flows From Financing Activities

In the first six months of 2022 and 2021, cash used for financing activities was $981 million and $662 million, respectively. The following table summarizes financing activities for the first six months of 2022 and 2021:

	For the Six Months Ended June 30,
Financing Activities	2022	2021
	(In millions)

New Issues:
Unsecured notes	$—	$1,150
Senior secured notes	—	150
FMBs	—	200
	$—	$1,500

Redemptions / Repayments:
Unsecured notes	$(2,499)	$—
FMBs	(200)	—
Senior secured notes	(46)	(33)
	$(2,745)	$(33)

Proceeds from FET minority interest sale, net of transaction costs	$2,348	$—

Discounts (premiums) on debt issuances and redemptions, net	$(139)	$29

Short-term borrowings redemptions, net	$—	$(1,700)

Common stock dividend payments	$(445)	$(424)

Other	$—	$(34)

In December 2021, FE provided notice of redemption for all remaining $850 million of its 2023 Notes, which was completed on January 20, 2022, with a make-whole premium of approximately $38 million ($30 million after-tax).

On January 27, 2022, TE instructed its indenture trustee to provide notice of partial redemption for $25 million of TE’s 2.65% Senior Secured Notes, due 2028, for partial redemption which occurred on February 11, 2022.

On February 11, 2022, CEI instructed its indenture trustee to provide notice of redemption for all remaining $150 million of CEI’s 2.77% Senior Notes, Series A, due 2034, for redemption which occurred on March 14, 2022.

On April 15, 2022, WP redeemed $100 million of its 3.34% FMBs that became due.

On April 22, 2022, Penn agreed to sell $150 million of new 3.79% FMBs due December 1, 2032. The sales are expected to settle on November 29, 2022. Proceeds are expected to be used to repay short-term borrowings.

On May 23, 2022, notice of redemption was provided for all remaining $500 million of FE's 2.85% Notes, due July 15, 2022, which was completed on June 22, 2022.

On May 25, 2022, FE commenced an offer to purchase for cash a portion of its 2031 Notes and 2047 Notes, which had $1.5 billion and $1 billion principal amounts outstanding, respectively. Approximately $715 million principal amount of FE’s 2031 Notes and $284 million principal amount of FE’s 2047 Notes were redeemed on June 15, 2022 for approximately $1.1 billion, including a tender premium of approximately $101 million ($80 million after-tax). In addition, FE recognized approximately $7 million ($5 million after-tax) of deferred cash flow hedge losses and $10 million ($8 million after-tax) in other unamortized debt costs and fees associated with the FE debt redemptions.

On June 30, 2022, Penn redeemed $100 million of its 6.09% FMBs that became due.

FE or its affiliates may, from time to time, seek to retire or purchase outstanding debt through open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as FE or its affiliates may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Cash Flows From Investing Activities

Cash used for investing activities in the first six months of 2022 principally represented cash used for property additions. The following table summarizes investing activities for the first six months of 2022 and 2021:

	For the Six Months Ended June 30,		Increase
Cash Used for Investing Activities	2022	2021	(Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$673	$667	$6
Regulated Transmission	464	530	(66)
Corporate / Other	10	29	(19)
Proceeds from sale of Yards Creek	—	(155)	155
Asset removal costs	97	111	(14)
Other	37	(8)	45
	$1,281	$1,174	$107

Cash used for investing activities for the first six months of 2022 increased $107 million, compared to the same period of 2021, primarily due to the absence of proceeds from the sale of Yards Creek received in the first quarter of 2021, partially offset by lower property additions.

GUARANTEES AND OTHER ASSURANCES
FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of June 30, 2022, was approximately $1.1 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$513
Vehicle leases	75
Other	7
595
FE’s Guarantees on Other Assurances
Surety Bonds	321
Deferred compensation arrangements	132
LOCs	4
457
Total Guarantees and Other Assurances	$1,052

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

As of June 30, 2022, $53 million of collateral has been posted by FE or its subsidiaries and is included in Prepaid taxes and other current assets on FirstEnergy’s Consolidated Balance Sheets. FE or its subsidiaries are holding $360 million of cash collateral as of June 30, 2022, from certain generation suppliers, primarily due to the rise in power prices, and such amount is included in Other current liabilities on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2022:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon further downgrade	$52	$—	$52
Surety Bonds (collateralized amount)(1)	57	249	306
Total Exposure from Contractual Obligations	$109	$249	$358
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

Commodity Price Risk

FirstEnergy has limited exposure to financial risks resulting from fluctuating commodity prices, such as prices for electricity, coal and energy transmission. FirstEnergy’s Risk Management Department and Enterprise Risk Management Committee are responsible for promoting the effective design and implementation of sound risk management programs and overseeing compliance with corporate risk management policies and established risk management practice.

The valuation of derivative contracts is based on observable market information. As of June 30, 2022, FirstEnergy has a net asset of $7 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of June 30, 2022, the FirstEnergy pension plan assets were allocated approximately as follows: 33% in equity securities, 19% in fixed income securities, 12% in alternatives, 12% in real estate, 14% in private debt/equity, 6% in derivatives and 4% in cash and short-term securities. Due to the American Rescue Plan Act of 2021, under current assumptions, including an expected annual return on assets of 7.5%, FirstEnergy does not currently expect to have a required contribution to the pension plan. However, a decline in the value of pension plan assets could result in additional funding requirements and FirstEnergy may elect to contribute to the pension plan voluntarily. As of June 30, 2022, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 46% in equity securities, 51% in fixed income securities and 3% in cash and short-term securities. See Note 4, “Pension and Other Post-Employment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans.

In the six months ended June 30, 2022, FirstEnergy’s pension and OPEB plan assets have lost approximately 15.1% and 13.9%, respectively, as compared to an annual expected return on plan assets of 7.5%.

Interest Rate Risk

FirstEnergy recognizes net actuarial gains or losses for its pension and OPEB plans in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement. A primary factor contributing to these actuarial gains and losses are changes in the discount rates used to value pension and OPEB obligations as of the measurement date and the difference between expected and actual returns on the plans’ assets. FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. As of June 30, 2022, the spot rate was 4.79% and 4.70% for pension and OPEB obligations, respectively, as compared to 3.02% and 2.84% as of December 31, 2021, respectively.

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

NEW JERSEY

JCP&L operates under NJBPU approved rates that took effect as of January 1, 2021, and were effective for customers as of November 1, 2021. JCP&L provides BGS for retail customers who do not choose a third-party EGS and for customers of third-party EGSs that fail to provide the contracted service. All New Jersey EDCs participate in this competitive BGS procurement process and recover BGS costs directly from customers as a charge separate from base rates.

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

On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for distribution base rate increase. The settlement provided for a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. The settlement additionally provided that JCP&L would be subject to a management audit, which began in May 2021 and is currently ongoing. FirstEnergy is unable to predict the outcome of the management audit.

On September 14, 2021, JCP&L submitted a supplemental filing with the NJBPU to revise a previously filed AMI Program, which proposed the deployment of approximately 1.2 million advanced meters. Under the revised AMI Program, during the first six years of the AMI Program from 2022 through 2027, JCP&L estimates costs of $494 million, consisting of capital investments of approximately $390 million, incremental operations and maintenance expenses of approximately $73 million and cost of removal of $31 million. On February 8, 2022, JCP&L filed with the NJBPU a stipulation entered into with the NJBPU staff, NJ Rate Counsel and others, that, pending NJBPU approval, would affirm the terms of the revised AMI Program. The Stipulation, which was approved by NJBPU order on February 23, 2022, also provides that the revised AMI Program-related capital costs, the legacy meter stranded costs, and the operations and maintenance expense will be deferred and placed in regulatory assets, with such amounts sought to be recovered in the JCP&L’s subsequent base rate cases.

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

Pursuant to an NJBPU order requiring all New Jersey electric distribution companies to file electric vehicle programs, JCP&L filed its program on March 1, 2021. JCP&L’s proposed electric vehicle program consisted of six sub-programs, including a consumer education and outreach initiative that would begin on January 1, 2022, and continue over a four-year period. On May 2, 2022, JCP&L filed with the NJBPU a stipulation entered into with the NJBPU staff, NJ Rate Counsel and others that provided a total budget of approximately $40 million for JCP&L’s electric vehicle program, including investments of approximately $29 million and operations and maintenance expenses of approximately $11 million. Electric vehicle related capital and operations and maintenance costs shall be deferred and placed in separate regulatory assets for recovery in JCP&L’s next base rate case. The stipulation was approved without modification by the NJBPU on June 8, 2022.

OHIO

The Ohio Companies operate under PUCO-approved base distribution rates that became effective in 2009. The Ohio Companies currently operate under ESP IV, effective June 1, 2016 and continuing through May 31, 2024, that continues the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues the Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with increased revenue caps of $20 million per year from June 1, 2019 through May 31, 2022; and $15 million per year from June 1, 2022 through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (3) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies. Final comments and responses were filed by parties in April and May 2022, respectively.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the Rider DCR audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15 thousand. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive. On May 4, 2022, the PUCO selected a third-party auditor to determine whether the show cause demonstration submitted by the Ohio

Companies is sufficient to ensure that the cost of any political or charitable spending in support of HB 6 or the subsequent referendum effort was not included, directly or indirectly, in any rates or charges paid by ratepayers. The auditor’s final report is due by December 16, 2022.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report, and a PUCO attorney examiner is expected to schedule an evidentiary hearing.

In the fourth quarter of 2020, motions were filed with the PUCO requesting that the PUCO amend the Ohio Companies’ riders for collecting the OVEC-related charges required by HB 6 to provide for refunds in the event such provisions of HB 6 are repealed. Neither the Ohio Companies nor FE benefit from the OVEC-related charges the Ohio Companies collect. Instead, the Ohio Companies are further required by HB 6 to remit all the OVEC-related charges they collect to non-FE Ohio electric distribution utilities. The Ohio Companies contested the motions, which are pending before the PUCO.

On November 1, 2021, the Ohio Companies, together with the OCC, PUCO Staff, and several other signatories, entered into an Ohio Stipulation with the intent of resolving the ongoing energy efficiency rider audits, various SEET proceedings, including the Ohio Companies’ 2017 SEET proceeding, and the Ohio Companies’ quadrennial ESP review, each of which was pending before the PUCO. Specifically, the Ohio Stipulation provides that the Ohio Companies’ current ESP IV passes the required statutory test for their prospective SEET review as part of the Quadrennial Review of ESP IV, and except for limited circumstances, the signatory parties have agreed not to challenge the Ohio Companies’ SEET return on equity calculation methodology for their 2021-2024 SEET proceedings. The Ohio Stipulation additionally affirms that: (i) the Ohio Companies’ ESP IV shall continue through its previously authorized term of May 31, 2024; and (ii) the Ohio Companies will file their next base rate case in May 2024, and further, no signatory party will seek to adjust the Ohio Companies’ base distribution rates before that time, except in limited circumstances. The Ohio Companies further agreed to refund $96 million to customers in connection with the 2017-2019 SEET cases, and to provide $210 million in future rate reductions for all customers, including $80 million in 2022, $60 million in 2023, $45 million in 2024, and $25 million in 2025. The PUCO approved the 2017-2019 SEET refunds and 2022 rate reductions on December 1, 2021, and refunds began in December 2021. Future rate reductions are recognized as a reduction to regulated distribution segment’s revenue in the Consolidated Statements of Income as they are provided to the Ohio Companies’ customers.

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

On May 16, 2022, the Ohio Companies filed their application for determination of the existence of SEET under ESP IV for calendar year 2021, which demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings.

On July 15, 2022, the Ohio Companies filed an application with the PUCO for approval of phase two of their distribution grid modernization plan that would, among other things, provide for the installation of an additional 700,000 smart meters, distribution automation equipment on 240 distribution circuits, voltage regulating equipment on 220 distribution circuits, and other investments and pilot programs in related technologies designed to provide enhanced customer benefits. The Ohio Companies propose that phase two will be implemented over a four-year budget period with estimated capital investments of $626 million and operations and maintenance expenses of $144 million over the deployment period. Under the proposal, costs of phase two of the grid modernization plan would be recovered through the Ohio Companies’ AMI rider, pursuant to the terms and conditions approved in ESP IV.

See below for additional details on the government investigations and subsequent litigation surrounding the investigation of HB 6.

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. On November 18, 2021, the PPUC issued orders to each of the Pennsylvania Companies directing they operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which DSPs provide for the competitive procurement of generation supply for customers who do not receive service from an alternative EGS. Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. On December 14, 2021, the Pennsylvania Companies filed proposed DSPs for provision of generation for the June 1, 2023 through May 31, 2027 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. An evidentiary hearing was held on April 13, 2022, and on April 20, 2022, the parties filed a partial settlement with the PPUC resolving certain of the issues in the proceeding and setting aside the remainder of the issues to be resolved through briefing. On June 29, 2022, the PPUC recommended approval of the settlement without modification and granted the Pennsylvania Companies’ position on the remaining issues that had been reserved for briefing. Final PPUC approval is expected by September 2022. Under the 2023-2027 DSPs, supply is proposed to be provided through a mix of 12 and 24-month energy contracts, as well as long-term solar PPAs.

In March 2018, the PPUC approved adjusted customer rates of the Pennsylvania Companies to reflect the net impact of the Tax Act. As a result, the Pennsylvania Companies established riders that, beginning July 1, 2018, refunded to customers tax savings attributable to the Tax Act as compared to the amounts established in their most recent base rate proceedings on a current and going forward basis. The amounts recorded as savings for the total period of January 1 through June 30, 2018, were tracked and were to be addressed for treatment in a future proceeding. On May 17, 2021, the Pennsylvania Companies filed petitions with the PPUC proposing to refund the net savings for the January through June 2018 period to customers beginning January 1, 2022. On November 18, 2021, the PPUC approved the Pennsylvania Companies' proposed refunds, but also revised a previous methodology for calculating the net tax savings, which resulted in additional tax savings attributable to the Tax Act to be refunded to customers and directed the Pennsylvania Companies to file new petitions to propose the timing and methodology to provide these additional refunds to customers. The Pennsylvania Companies recalculated the net impact for 2018 through 2021 under the revised PPUC methodology in comparison to amounts already refunded to customers under the existing riders, which resulted in an additional $61 million in savings, with interest, to be provided to customers. As a result, FirstEnergy recognized a pre-tax charge of $61 million in the fourth quarter of 2021, associated with the additional refund and based on the November 2021 PPUC order and methodology. The Pennsylvania Companies filed petitions to propose the timing and methodology of the refund of these amounts on February 17, 2022. The Pennsylvania Companies’ petitions and the proposed refunds addressed within were approved by the PPUC on June 16, 2022 without modification, effective July 1, 2022, and are expected to be refunded by the end of the year.

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

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On June 25, 2021, the Pennsylvania OCA filed a complaint against Penn’s quarterly DSIC rate, disputing the recoverability of the Companies’ automated distribution management system investment under the DSIC mechanism. On January 26, 2022, the parties filed a joint petition for settlement that resolves all issues in this matter, which was approved by the PPUC without modification on April 14, 2022.

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

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC-approved rates that became effective in February 2015. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is updated annually.

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

On August 27, 2021, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $19.6 million beginning January 1, 2022, which represented a 1.5% increase to the rates currently in effect. WVPSC issued an order on December 29, 2021, granting the requested $19.6 million increase in ENEC rates. Among other things, the order requires MP and PE to refund to its large industrial customers their respective portion of the $7.7 million rate reduction discussed above and also requires MP and PE to negotiate a PPA for its capacity shortfall and a reasonable reserve margin if certain conditions are met. By order dated March 2, 2022, the WVPSC reopened the case to determine whether rates should be increased to recover growing ENEC under-recoveries. On May 17, 2022, the WVPSC issued an order approving an interim rate increase of $94 million, effective for customer rates on May 18, 2022, subject to a prudence review during MP and PE’s 2022 ENEC case.

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

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE from other customers through a surcharge for any solar investment not fully subscribed by their customers. A hearing was held in mid-March 2022 and on April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, the requested tariff and requiring MP and PE to subscribe at least 85% of the planned 50 MWs before commencing construction. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved tariff. The first solar generation site is expected to be in-service by the end of 2023 and all construction completed at the other sites no later than the end of 2025 at a total investment cost of approximately $100 million.

On December 17, 2021, MP and PE filed with the WVPSC for approval of environmental compliance projects at the Ft. Martin and Harrison Power Stations to comply with the EPA’s ELG and operate these plants beyond 2028. The request includes a surcharge to recover the expected $142 million capital investment and $3 million in annual operation and maintenance expense. A hearing has been set in August 2022, with a ruling from the WVPSC expected in the fall of 2022. If approved, construction would be expected to be completed by the end of 2025. See “Outlook - Environmental Matters - Clean Water Act" below, for additional details on the EPA's ELG.

FERC REGULATORY MATTERS

Under the FPA, FERC regulates rates for interstate wholesale sales and transmission of electric power, regulatory accounting and reporting under the Uniform System of Accounts, and other matters, including construction and operation of hydroelectric projects. With respect to their wholesale services and rates, the Utilities, AE Supply and the Transmission Companies are subject to regulation by FERC. FERC regulations require JCP&L, MP, PE, WP and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE, WP and the Transmission Companies are subject to functional control by PJM and transmission service using their transmission facilities is provided by PJM under the PJM Tariff.

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

ATSI Transmission Formula Rate

On May 1, 2020, ATSI filed amendments to its formula rate to recover regulatory assets for certain costs that ATSI incurred as a result of its 2011 move from MISO to PJM, certain costs allocated to ATSI by FERC for transmission projects that were constructed by other MISO transmission owners, and certain costs for transmission-related vegetation management programs. A portion of these costs would have been charged to the Ohio Companies. Additionally, ATSI proposed certain income tax-related adjustments and certain tariff changes addressing the revenue credit components of the formula rate template. On June 30, 2020, FERC issued an initial order accepting the tariff amendments subject to refund and setting the matter for hearing and settlement proceedings. ATSI and the parties to the FERC proceeding subsequently were able to reach settlement, and on October 14, 2021, filed the settlement with FERC. As a result of the filed settlement, FirstEnergy recognized a $21 million pre-tax charge during the third quarter of 2021, which reflects the difference between amounts originally recorded as regulatory assets and amounts which will ultimately be recovered as a result of the pending settlement. From a segment perspective, during the third quarter of 2021, the Regulated Transmission segment recorded a pre-tax charge of $48 million and the Regulated Distribution segment recognized a $27 million reduction to a reserve previously recorded in 2010. In addition, the settlement provides for partial recovery of future incurred costs allocated to ATSI by MISO for the above-referenced transmission projects that were constructed by other MISO transmission owners, which is not expected to have a material impact on FirstEnergy or ATSI. The uncontested settlement was approved by FERC on March 24, 2022 without modification. ATSI’s compliance filing to implement the terms of the settlement was accepted by FERC without modification on June 23, 2022.

FERC Actions on the Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. On November 18, 2021, FERC issued an order that: (i) accepted ATSI’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed ATSI to make a further compliance filing by January 17, 2022; and (iii) set the amount of ATSI’s recorded ADIT balances as of December 31, 2017, for hearing and settlement procedures. ATSI submitted the compliance filing, and is participating in settlement negotiations. On December 3, 2021, FERC issued an order that (i) accepted MAIT’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed MAIT to make a further compliance filing by February 1, 2022; and (iii) set the amount of MAIT’s recorded ADIT balances as of December 31, 2017 for hearing and settlement procedures. MAIT submitted the compliance filing, and is participating in settlement negotiations. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. On May 4, 2021, FERC staff requested additional information about PATH’s proposed rate base adjustment mechanism, and PATH submitted the requested information on June 3, 2021. On July 12, 2021, FERC staff requested additional information about TrAIL’s proposed rate base adjustment mechanism. TrAIL filed its response on August 6, 2021. On March 31, 2022, FERC issued an order, ruling that TrAIL’s compliance filing partially complied with the requirements of Order No. 864 and directing TrAIL to submit a further compliance filing to address certain additional items that according to FERC will further enhance transparency. TrAIL submitted the compliance filing on May 31, 2022. On April 27, 2022, FERC issued an order on PATH’s compliance filing, ruling that it partially complied with the requirements of Order No. 864 and directing PATH to submit a further compliance filing to address certain additional items. PATH submitted the compliance filing on June 27, 2022. MP, WP and PE (as holders of a “stated” transmission rate when Order No. 864 issued) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020, and which have been accepted by FERC effective January 1, 2021, subject to refund, pending further hearing and settlement procedures. MP, WP and PE are engaged in settlement negotiations with the parties to the transmission formula rate amendments proceeding.

ATSI ROE – Ohio Consumers Counsel v. ATSI, et al.

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and AEPSC, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. ATSI disagrees with the OCC’s characterization and set forth its reasons for such disagreement in a combined motion to dismiss and answer that was filed with FERC on March 31, 2022. On that same date, AEP and Duke filed separate motions to dismiss and answers to the OCC complaint, and several other parties filed comments. ATSI filed a response to certain intervenors’ filings on April 28, 2022. FirstEnergy is unable to predict the outcome of this proceeding, but it is not expected to have a material impact.

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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addresses, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 states, including West Virginia. The EPA held a virtual public hearing regarding the proposed rules on April 21, 2022, and MP and PE submitted written comments on June 21, 2022. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the revised CSAPR Update, the future cost of compliance may materially impact FirstEnergy’s operations, cash flows and financial condition.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE Rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE Rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the Clean Air Act to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the U.S. Supreme Court held that the EPA’s regulation of GHGs under Section 111(d) of the Clean Air Act was not authorized by Congress and remanded the Rule to the EPA for further reconsideration.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal CWA and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. The EPA is reconsidering the ELG rule with a publicly announced target of issuing a proposed revised rule in the Fall of 2022 and a final rule by the Spring of 2023. In the interim, the rule issued on August 31, 2020, remains in effect. Depending on the outcome of appeals and how final rules are ultimately implemented, the compliance with these standards, could require additional capital expenditures or changes in operations at Ft. Martin and Harrison power stations from what was filed with the WVPSC in December 2021 that seeks approval of environmental compliance projects to comply with the EPA’s 2020 ELG Rule.

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

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of June 30, 2022, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $103 million have been accrued through June 30, 2022, of which, approximately $65 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter. Under the DPA, FE has agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA requires that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, which shall consist of (x) $115 million paid by FE to the United States Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of the U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as expense in the second quarter of 2021 and paid in the third quarter of 2021. Under the terms of the DPA, the criminal information will be dismissed after FirstEnergy fully complies with its obligations under the DPA.

Legal Proceedings Relating to United States v. Larry Householder, et al.

On August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. On April 28, 2021, and July 11, 2022, the SEC issued additional subpoenas to FE. While no contingency has been reflected in its consolidated financial statements, FE believes that it is probable that it will incur a loss in connection with the resolution of the SEC investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, FE cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the SEC investigation.

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
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (Federal District Court, S.D. Ohio, all actions have been consolidated); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FE filed putative class action lawsuits against FE and FESC, as well as certain current and former FE officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. FE agreed to a class settlement to resolve these claims on April 11, 2022. In the fourth quarter of 2021, FirstEnergy recognized a pre-tax reserve of $37.5 million in the aggregate with respect to these lawsuits and the Emmons lawsuit below. On June 22, 2022, the court preliminarily approved the class settlement and scheduled the final fairness hearing for November 9, 2022.
•Emmons v. FirstEnergy Corp. et al. (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, the Ohio Companies, along with FES, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices. FE agreed to a class settlement to resolve these claims on April 11, 2022. In the fourth quarter of 2021, FirstEnergy recognized a pre-tax reserve of $37.5 million in the aggregate with respect to this lawsuit and the lawsuits above consolidated with Smith in the S.D. Ohio alleging, among other things, civil violations of the Racketeer Influenced and Corrupt Organizations Act. On June 22, 2022, the court preliminarily approved the class settlement and scheduled the final fairness hearing for November 9, 2022.

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

On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio. The settlement agreement, if approved, will fully resolve the shareholder derivative lawsuits above and stipulates a series of corporate governance enhancements, that has resulted or is expected to result in the following:

•Six members of the FE Board, Messrs. Michael J. Anderson, Donald T. Misheff, Thomas N. Mitchell, Christopher D. Pappas and Luis A. Reyes, and Ms. Julia L. Johnson did not stand for re-election at FE’s 2022 annual shareholder meeting;
•A special FE Board committee of at least three recently appointed independent directors was formed to initiate a review process of the current senior executive team. On June 15, 2022, the FE Board appointed Ms. Lisa Winston Hicks and Messrs. Paul Kaleta, Sean T. Klimczak, Jesse A. Lynn, Andrew Teno, and Melvin D. Williams to serve on that committee. After completing its review, which is expected to conclude not later than mid-September 2022, the committee will make recommendations to the full FE Board, which retains the authority to make final determinations regarding any such recommendations;
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

The settlement also includes a payment to FE of $180 million, to be paid by insurance after court approval, less any court-ordered attorney’s fees awarded to plaintiffs. On May 9, 2022, the S.D. Ohio preliminarily approved the settlement and scheduled a final settlement approval hearing for August 4, 2022. Separately, on June 2, 2022, the N.D. Ohio entered an order to show cause why the court should not appoint new plaintiffs’ counsel, and thereafter, on June 10, 2022, the parties filed jointly a motion to dismiss the matter without prejudice, which the N.D. Ohio denied on July 5, 2022.

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

FE terminated Charles E. Jones as its chief executive officer effective October 29, 2020. As a result of Mr. Jones’ termination, and due to the determination of a committee of independent members of the FE Board that Mr. Jones violated certain FirstEnergy policies and its code of conduct, all grants, awards and compensation under FirstEnergy’s short-term incentive compensation program and long-term incentive compensation program with respect to Mr. Jones that were outstanding on the date of termination were forfeited. In November 2021, after a determination by the Compensation Committee of the FE Board that a demand for recoupment was warranted pursuant to the Recoupment Policy, FE made a recoupment demand to Mr. Jones of compensation previously paid to Mr. Jones totaling approximately $56 million, the maximum amount permissible under the Recoupment Policy. As such, any amounts payable to Mr. Jones under the EDCP will be set off against FE’s recoupment demand. There can be no assurance that the efforts to seek recoupment from Mr. Jones will be successful and the approximately $56 million recoupment demand has not been recognized in FirstEnergy’s financial statements as of June 30, 2022.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
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

The information set forth in this report, including without limitation, the risk factors presented below, updates and should be read in conjunction with, the risk factors and information disclosed in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2021.

We Have Coal-Fired Generation Capacity and a Minority Investment in a Coal Mine, Which Exposes Us to Risk from Regulations Relating to Coal, GHGs and CCRs and Could Lead to Increased Costs or the Need to Spend Significant Resources to Defend Allegations of Violation

Historically, coal-fired generation has greater exposure to the costs of complying with federal, state and local environmental statutes, rules and regulations relating to air emissions, including GHGs and CCR disposal, than other types of electric generation facilities. These legal requirements and any future initiatives could impose substantial additional costs and, in the case of GHG requirements, could raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities and could require our coal-fired generation to curtail generation or cease to generate. Failure to comply with any such existing or future legal requirements may also result in the assessment of fines and penalties. Significant resources also may be expended to defend against allegations of violations of any such requirements.

In addition, FEV holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales predominantly in international markets. The viability of our investment depends upon several factors beyond our control, including, but not limited to: Global Holding’s ability to renew and maintain governmental permits and approvals and remain in compliance with federal, state, and local safety and environmental statutes, rules, and regulations affecting the coal mining industry. Failure to renew and maintain necessary permits and approvals, and to comply with any such statutes, rules and regulations, may impair Global Holding’s operations and ability to generate cash flows necessary to pay future dividends.

Our Results of Operations and Financial Condition May be Adversely Affected by Certain Risks Related to our Minority Interest in a Coal Mine

FEV holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales predominantly in international markets. In the second quarter of 2022, FEV received its first dividend after more than ten years of equity ownership in the joint venture. Global Holding’s ability to pay future dividends depends upon several factors beyond our control, including, but not limited to: the market price of coal, the availability and reliability of transportation facilities and other systems, and Global Holding’s ability to renew and maintain governmental permits and approvals and remain in compliance with safety and environmental regulations affecting the coal mining industry.

The price for Signal Peak’s coal depends upon factors beyond our control, including: overall global economic conditions, the effect of worldwide energy consumption, including the impact of technological advances on energy consumption; international developments impacting the supply of coal; international developments impacting the supply of oil & gas; and the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations. Any adverse change in these factors could result in weaker demand and lower prices for Global Holding’s products, and, as a result, could impact Global Holding’s ability to pay future dividends.

Signal Peak operates a single underground coal mine in south-central Montana and must obtain numerous governmental permits and approvals that impose strict conditions and obligations relating to, among other things, various environmental and safety matters in connection with its mining and coal transportation operations. The rules applicable to these permits and approvals are complex and can change over time. Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. In addition, the public has the right to comment on permit applications and otherwise participate in the permitting process, including through court intervention. Global Holding is currently a party to litigation that is challenging the validity of its permit to expand its Signal Peak’s mine into adjacent leased federal coal reserves. After receiving initial approval in 2015 from the Department of Interior’s Office of Surface Mining to expand the mine, environmental non-governmental organizations filed suit in the United States District Court for the District of Montana the same year challenging the Department of Interior’s environmental assessment, which was a finding of no significant impact, and the expansion approval. The District Court affirmed the Department of Interior’s conclusions and the environmental non-governmental organizations appealed to the U.S. Court of Appeals for the Ninth Circuit. In April 2022, the Ninth Circuit Court reversed the District Court’s ruling affirming the expansion approval. Global Holding has petitioned for a rehearing en banc. Limitations on Global Holding’s ability to conduct its mining operations due to the inability to obtain or renew necessary permits or similar approvals could materially reduce or even halt production at the mine resulting in an adverse effect on our balance sheet, results of operations and cash flow.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit Number		Description

	3.1	Third Amended and Restated Code of Regulations (incorporated by reference to FE’s Form 8-K filed May 23, 2022, Exhibit 3.1, File No. 333-21011)
	10.1	Amended and Restated Limited Liability Company Operating Agreement of FirstEnergy Transmission, LLC (incorporated by reference to FE’s Form 8-K filed May 31, 2022, Exhibit 10.1, File No. 333-21011)
(A) (B)	10.2	Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement to John W. Somerhalder II
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
July 26, 2022

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer