Form 10-Q
period 2022-09-30
FIRSTENERGY CORP
filed 2022-10-25
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF SEPTEMBER 30, 2022
Common Stock, $0.10 par value	571,753,195
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
•The risks and uncertainties associated with litigation, arbitration, mediation, and similar proceedings, particularly regarding HB 6 related matters, including risks associated with obtaining dismissal of the derivative shareholder lawsuits.
•Changes in national and regional economic conditions, including recession, inflationary pressure, supply chain disruptions, higher energy costs, and workforce impacts, affecting us and/or our customers and those vendors with which we do business.
•    Weather conditions, such as temperature variations and severe weather conditions, or other natural disasters affecting future operating results and associated regulatory actions or outcomes in response to such conditions.
•    Legislative and regulatory developments, including, but not limited to, matters related to rates, compliance and enforcement activity, cybersecurity, and climate change.
•    The ability to accomplish or realize anticipated benefits from our FE Forward initiative and our other strategic and financial goals, including, but not limited to, overcoming current uncertainties and challenges associated with the ongoing government investigations, executing our transmission and distribution investment plans, greenhouse gas reduction goals, controlling costs, improving our credit metrics, growing earnings and strengthening our balance sheet.
•    Changing market conditions affecting the measurement of certain liabilities and the value of assets held in our pension trusts may negatively impact our forecasted growth rate, results of operations, and may also cause us to make contributions to our pension sooner or in amounts that are larger than currently anticipated.
•    The risks associated with cyber-attacks and other disruptions to our, or our vendors’, information technology system, which may compromise our operations, and data security breaches of sensitive data, intellectual property and proprietary or personally identifiable information.
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
•    Changes in assumptions regarding factors such as economic conditions within our territories, the reliability of our transmission and distribution system, or the availability of capital or other resources supporting identified transmission and distribution investment opportunities.
•    Changes in customers’ demand for power, including, but not limited to, economic conditions, the impact of climate change, or energy efficiency and peak demand reduction mandates.
•    The potential of non-compliance with debt covenants in our credit facilities.
•    The ability to comply with applicable reliability standards and energy efficiency and peak demand reduction mandates.
•    Changes to environmental laws and regulations, including, but not limited to, those related to climate change.
•    Labor disruptions by our unionized workforce.
•    Changes to significant accounting policies.
•    Any changes in tax laws or regulations, including, but not limited to, the IRA of 2022, or adverse tax audit results or rulings.
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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FE	FirstEnergy Corp., a public utility holding company
FELHC, Inc.	FirstEnergy License Holding Company
FENOC	Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates EH’s nuclear generating facilities
FES	Energy Harbor LLC (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, which provides energy-related products and services
FES Debtors	FENOC, FES, and FES’ subsidiaries as of March 31, 2018
FESC	FirstEnergy Service Company, which provides legal, financial, and other corporate support services
FET	FirstEnergy Transmission, LLC, the parent company of ATSI, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
GPU	GPU, Inc., former parent of JCP&L, ME and PN, that merged with FE on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
KATCo	Keystone Appalachian Transmission Company, a former subsidiary of FET which, in May 2022, became a subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE, and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2021 Credit Facilities	Collectively, the six separate senior unsecured five-year syndicated revolving credit facilities entered into by FE, FET, the Utilities, and the Transmission Companies, on October 18, 2021	DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and U.S. Attorney’s Office for the Southern District of Ohio
2023 Notes	FE’s 4.25% Notes, Series B, due 2023	DSIC	Distribution System Improvement Charge
2031 Notes	FE’s 7.375% Notes, Series C, due 2031	DSP	Default Service Plan
2047 Notes	FE’s 4.85% Notes, Series C, due 2047	EDC	Electric Distribution Company
ACE	Affordable Clean Energy	EDCP	Executive Deferred Compensation Plan
ADIT	Accumulated Deferred Income Taxes	EE&C	Energy Efficiency and Conservation
AEP	American Electric Power Company, Inc.	EEI	Edison Electric Institute
AEPSC	American Electric Power Service Corporation	EGS	Electric Generation Supplier
AFS	Available-for-sale	EGU	Electric Generation Units
AFSI	Adjusted Financial Statement Income	EH	Energy Harbor Corp.
AFUDC	Allowance for Funds Used During Construction	ELG	Effluent Limitation Guidelines
AMI	Advance Metering Infrastructure	EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
AOCI	Accumulated Other Comprehensive Income (Loss)	ENEC	Expanded Net Energy Cost
ARO	Asset Retirement Obligation	EPA	United States Environmental Protection Agency
ARP	Alternative Revenue Program	EPS	Earnings per Share
ASC	Accounting Standards Codification	ERO	Electric Reliability Organization
ASU	Accounting Standards Update	ESG	Environmental, Social, Corporate Governance
BGS	Basic Generation Service	ESP IV	Electric Security Plan IV
Brookfield	North American Transmission Company II LLC, a controlled investment vehicle entity of Brookfield Infrastructure Partners	Exchange Act	Securities and Exchange Act of 1934, as amended
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp	Facebook®	Facebook is a registered trademark of Facebook, Inc.
CAA	Clean Air Act	FASB	Financial Accounting Standards Board
CCR	Coal Combustion Residuals	FCA	Financial Conduct Authority
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	FE Board	FE Board of Directors
CFR	Code of Federal Regulations	FE Revolving Facility	FE and the Utilities’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
CO2	Carbon Dioxide	FERC	Federal Energy Regulatory Committee
COVID-19	Coronavirus disease	FET Board	The Board of Directors of FET
CPP	EPA's Clean Power Plan	FET LLC Agreement	Third Amended and Restated Limited Liability Company Operating Agreement of FET
CSAPR	Cross-State Air Pollution Rule	FET P&SA	Purchase and Sale Agreement entered into on November 6, 2021, by and between FE, FET, Brookfield and Brookfield Guarantors
CSR	Conservation Support Rider	FET Revolving Facility	FET and certain of its subsidiaries’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
CTA	Consolidated Tax Adjustment	Fitch	Fitch Ratings Service
CWA	Clean Water Act	FMB	First Mortgage Bond
DCR	Delivery Capital Recovery	FPA	Federal Power Act
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit	FTR	Financial Transmission Right
DMR	Distribution Modernization Rider	GAAP	Accounting Principles Generally Accepted in the United States of America

GHG	Greenhouse Gases	POLR	Provider of Last Resort
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly	PPA	Purchase Power Agreement
IRA of 2022	Inflation Reduction Act of 2022	PPUC	Pennsylvania Public Utility Commission
IRS	Internal Revenue Service	PUCO	Public Utilities Commission of Ohio
LED	Light Emitting Diode	RCRA	Resource Conservation and Recovery Act
LIBOR	London Inter-Bank Offered Rate	Recoupment Policy	FirstEnergy Executive Compensation Recoupment Policy
LOC	Letter of Credit	Regulation FD	Regulation Fair Disclosure promulgated by the SEC
LTIIPs	Long-Term Infrastructure Improvement Plans	RFC	ReliabilityFirst Corporation
MDPSC	Maryland Public Service Commission	RFP	Request for Proposal
MGP	Manufactured Gas Plants	RGGI	Regional Greenhouse Gas Initiative
MISO	Midcontinent Independent System Operator, Inc.	ROE	Return on Equity
Moody’s	Moody’s Investors Service, Inc.	RTO	Regional Transmission Organization
MW	Megawatt	SBC	Societal Benefits Charge
MWH	Megawatt-hour	S.D. Ohio	Federal District Court, Southern District of Ohio
NAAQS	National Ambient Air Quality Standards	SEC	United States Securities and Exchange Commission
NCI	Noncontrolling Interest	SEET	Significantly Excessive Earnings Test
N.D. Ohio	Federal District Court, Northern District of Ohio	SF6	Sulfur Hexafluoride
NERC	North American Electric Reliability Corporation	SIP	State Implementation Plan(s) Under the Clean Air Act
NJBPU	New Jersey Board of Public Utilities	SLC	Special Litigation Committee of the FE Board
NJ Rate Counsel	New Jersey Division of Rate Counsel	SO2	Sulfur Dioxide
NOL	Net Operating Loss	SOFR	Secured Overnight Financing Rate
NOx	Nitrogen Oxide	SOS	Standard Offer Service
NUG	Non-Utility Generation	SREC	Solar Renewable Energy Credit
NYPSC	New York State Public Service Commission	SSO	Standard Service Offer
OAG	Ohio Attorney General	S&P	Standard & Poor’s Ratings Service
OCA	Office of Consumer Advocate	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
OCC	Ohio Consumers' Counsel	TMI-1	Three Mile Island Unit 1
ODSA	Ohio Development Service Agency	TO	Transmission Owner
Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO Staff, and several other signatories	Twitter®	Twitter is a registered trademark of Twitter, Inc.
OPEB	Other Post-Employment Benefits	VAR	Volt-Amps Reactive, the measuring unit for reactive power
OPIC	Other Paid-in Capital	VIE	Variable Interest Entity
OVEC	Ohio Valley Electric Corporation	VSCC	Virginia State Corporation Commission
PJM	PJM Interconnection, LLC	WVPSC	Public Service Commission of West Virginia
PJM Tariff	PJM Open Access Transmission Tariff

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions, except per share amounts)	2022	2021	2022	2021

REVENUES:
Distribution services and retail generation	$2,767	$2,550	$7,334	$6,882
Transmission	502	411	1,393	1,223
Other	206	163	555	367
Total revenues(1)	3,475	3,124	9,282	8,472

OPERATING EXPENSES:
Fuel	209	132	539	362
Purchased power	1,109	874	2,786	2,206
Other operating expenses	1,111	856	2,827	2,326
Provision for depreciation	332	326	1,020	972
Amortization (deferral) of regulatory assets, net	(86)	30	(252)	171
General taxes	295	275	851	812
DPA penalty (Note 8)	—	—	—	230
Gain on sale of Yards Creek (Note 9)	—	—	—	(109)
Total operating expenses	2,970	2,493	7,771	6,970

OPERATING INCOME	505	631	1,511	1,502

OTHER INCOME (EXPENSE):
Debt redemption costs (Note 6)	1	—	(155)	—
Miscellaneous income, net	168	136	434	379
Interest expense	(248)	(283)	(788)	(855)
Capitalized financing costs	23	20	59	54
Total other expense	(56)	(127)	(450)	(422)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	449	504	1,061	1,080

INCOME TAXES	105	88	237	271

INCOME FROM CONTINUING OPERATIONS	344	416	824	809

Discontinued operations (Note 10)(2)	—	47	—	47

NET INCOME	$344	$463	$824	$856

Income attributable to noncontrolling interest (continuing operations)	10	—	15	—

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$334	$463	$809	$856

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP. (Note 3):
Basic - Continuing Operations	$0.58	$0.76	$1.42	$1.48
Basic - Discontinued Operations	—	0.09	—	0.09
Basic - Earnings Per Share Attributable to FirstEnergy Corp.	$0.58	$0.85	$1.42	$1.57

Diluted - Continuing Operations	$0.58	$0.76	$1.41	$1.48
Diluted - Discontinued Operations	—	0.09	—	0.09
Diluted - Earnings Per Share Attributable to FirstEnergy Corp.	$0.58	$0.85	$1.41	$1.57

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	571	544	571	544
Diluted	572	545	572	545

(1) Includes excise and gross receipts tax collections of $111 million and $103 million during the three months ended September 30, 2022 and 2021, respectively, and $305 million and $283 million during the nine months ended September 30, 2022 and 2021, respectively.
(2) Net of income tax benefits of $47 million for the three and nine months ended September 30, 2021.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021

NET INCOME	$344	$463	$824	$856

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(2)	(3)	(6)	(10)
Amortized losses on derivative hedges	—	—	8	1
Other comprehensive income (loss)	(2)	(3)	2	(9)
Income taxes (benefits) on other comprehensive income (loss)	(1)	(1)	—	(3)
Other comprehensive income (loss), net of tax	(1)	(2)	2	(6)

COMPREHENSIVE INCOME	$343	$461	$826	$850

Comprehensive income attributable to noncontrolling interest	10	—	15	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$333	$461	$811	$850

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$251	$1,462
Restricted cash	26	49
Receivables-
Customers	1,318	1,192
Less — Allowance for uncollectible customer receivables	136	159
	1,182	1,033
Other, net of allowance for uncollectible accounts of $10 in 2022 and 2021	264	246
Materials and supplies, at average cost	361	260
Prepaid taxes and other	228	187
	2,312	3,237
PROPERTY, PLANT AND EQUIPMENT:
In service	46,917	46,002
Less — Accumulated provision for depreciation	13,075	12,672
	33,842	33,330
Construction work in progress	1,730	1,414
	35,572	34,744

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments (Note 6)	621	655
Regulatory assets	14	71
Other	714	1,107
	6,967	7,451
	$44,851	$45,432
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$353	$1,606
Accounts payable	1,125	943
Accrued interest	255	283
Accrued taxes	643	647
Accrued compensation and benefits	255	313
Dividends payable	223	222
Other	639	402
	3,493	4,416
CAPITALIZATION:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 571,753,195 and 570,261,104 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	57	57
Other paid-in capital	11,526	10,238
Accumulated other comprehensive loss	(13)	(15)
Accumulated deficit	(796)	(1,605)
Total common stockholders’ equity	10,774	8,675
Noncontrolling interest	464	—
Total equity	11,238	8,675
Long-term debt and other long-term obligations	20,905	22,248
	32,143	30,923
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	3,428	3,437
Retirement benefits	2,496	2,669
Regulatory liabilities	1,982	2,124
Other	1,309	1,863
	9,215	10,093
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 8)
	$44,851	$45,432

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2022	570	$57	$10,238	$(15)	$(1,605)	$8,675	$—	$8,675
Net income					288	288		288
Other comprehensive loss, net of tax				(1)		(1)		(1)
Stock Investment Plan and share-based benefit plans	1		20			20		20
Cash dividends declared on common stock ($0.39 per share in March)			(223)			(223)		(223)
Other			(4)			(4)		(4)
Balance, March 31, 2022	571	57	10,031	(16)	(1,317)	8,755	—	8,755
Net income					187	187	5	192
Other comprehensive income, net of tax				4		4		4
Stock Investment Plan and share-based benefit plans			25			25		25
FET minority interest sale, net of transaction costs (Note 1)			1,887			1,887	451	2,338
Balance, June 30, 2022	571	57	11,943	(12)	(1,130)	10,858	456	11,314
Net income					334	334	10	344
Other comprehensive loss, net of tax				(1)		(1)		(1)
Stock Investment Plan and share-based benefit plans	1		33			33		33
Cash dividends declared on common stock ($0.39 per share in July and September)			(446)			(446)		(446)
Distribution to FET minority interest						—	(15)	(15)
Capital contribution from FET minority interest						—	9	9
Consolidated tax benefit allocation			(4)			(4)	4	—
Balance, September 30, 2022	572	$57	$11,526	$(13)	$(796)	$10,774	$464	$11,238

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2021	543	$54	$10,076	$(5)	$(2,888)	$7,237	$—	$7,237
Net income					335	335		335
Other comprehensive loss, net of tax				(2)		(2)		(2)
Share-based benefit plans	1		2			2		2
Cash dividends declared on common stock ($0.39 per share in March)			(212)			(212)		(212)
Balance, March 31, 2021	544	54	9,866	(7)	(2,553)	7,360	—	7,360
Net income					58	58		58
Other comprehensive loss, net of tax				(2)		(2)		(2)
Share-based benefit plans			14			14		14
Balance, June 30, 2021	544	$54	$9,880	$(9)	$(2,495)	$7,430	$—	$7,430
Net income					$463	463		463
Other comprehensive loss, net of tax				(2)		(2)		(2)
Share-based benefit plans			13			13		13
Cash dividends declared on common stock ($0.39 per share in July and September)			(425)			(425)		(425)
Balance, September 30, 2021	544	$54	$9,468	$(11)	$(2,032)	$7,479	—	7,479
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$824	$856
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	1,043	1,219
Deferred income taxes and investment tax credits, net	221	255
Retirement benefits, net of payments	(283)	(310)
Transmission revenue collections, net	89	120
Gain on sale of Yards Creek	—	(109)
Gain on disposal, net of tax (Note 10)	—	(47)
Changes in current assets and liabilities-
Receivables	(167)	76
Materials and supplies	(101)	73
Prepaid taxes and other current assets	(46)	(34)
Accounts payable	182	49
Accrued taxes	(135)	(124)
Accrued interest	(27)	9
Accrued compensation and benefits	(82)	(2)
Other current liabilities	3	(19)
Collateral, net	240	101
Other	76	(9)
Net cash provided from operating activities	1,837	2,104

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	300	1,500
Redemptions and repayments-
Long-term debt	(2,903)	(58)
Short-term borrowings, net	—	(2,200)
Discounts (premiums) on debt issuances and redemptions, net	(137)	29
Proceeds from FET minority interest sale, net of transaction costs	2,348	—
Distributions to FET minority interest	(15)	—
Capital contributions from FET minority interest	9	—
Common stock dividend payments	(667)	(636)
Other	(3)	(45)
Net cash used for financing activities	(1,068)	(1,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,788)	(1,768)
Proceeds from sale of Yards Creek	—	155
Sales of investment securities held in trusts	31	29
Purchases of investment securities held in trusts	(40)	(37)
Asset removal costs	(151)	(178)
Other	(55)	(12)
Net cash used for investing activities	(2,003)	(1,811)

Net change in cash, cash equivalents, and restricted cash	(1,234)	(1,117)
Cash, cash equivalents, and restricted cash at beginning of period	1,511	1,801
Cash, cash equivalents, and restricted cash at end of period	$277	$684

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
PN, as lessee of the property of its subsidiary, The Waverly Electric Light & Power Company, serves approximately 4,000 customers in the Waverly, New York vicinity. On February 10, 2021, PN entered into an agreement to transfer its customers and the related assets in Waverly, New York to Tri-County Rural Electric Cooperative. PN and Tri-County Rural Electric Cooperative have jointly decided not to move forward with the transfer. As a result, on September 30, 2022 both parties notified the NYPSC that the transaction would not occur.
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

Capitalized Financing Costs

For the three months ended September 30, 2022 and 2021, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $15 million and $13 million, respectively, of allowance for equity funds used during construction and $8 million and $7 million, respectively, of capitalized interest. For the nine months ended September 30, 2022 and 2021, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $39 million and $34 million, respectively, of allowance for equity funds used during construction and $20 million of capitalized interest for both periods.

Economic Conditions

Economic conditions following the COVID-19 pandemic, have increased lead times across numerous material categories, with some as much as doubling from previous times. Some key suppliers have struggled with labor shortages and raw material availability, which along with increasing inflationary pressure, have increased the costs of certain materials, equipment and contractors. FirstEnergy has taken steps to mitigate these risks and does not currently expect service disruptions or any material impact on its capital spending plan. However, the situation remains fluid and a prolonged continuation or further increase in supply chain disruptions could have an adverse effect on FirstEnergy’s results of operations, cash flow and financial condition.

Goodwill
FirstEnergy evaluates goodwill for impairment annually on July 31 and more frequently if indicators of impairment arise. For 2022, FirstEnergy performed a qualitative assessment of the Regulated Distribution and Regulated Transmission reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment included: growth rates, interest rates, expected capital expenditures, utility sector market performance, regulatory and legal developments, and other market considerations. It was determined that the fair values of these reporting units were, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.
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

2. REVENUE

The following represents a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Regulated Distribution
Retail generation and distribution services
Residential	$1,756	$1,666	$4,608	$4,410
Commercial	686	619	1,858	1,722
Industrial	348	284	943	810
Other	23	19	61	55
Wholesale	159	117	408	260
Other revenue from contracts with customers	27	30	82	89
Total revenues from contracts with customers	2,999	2,735	7,960	7,346
ARP(1)	—	—	—	(27)
Other revenue unrelated to contracts with customers	24	24	78	68
Total Regulated Distribution	$3,023	$2,759	$8,038	$7,387

Regulated Transmission
ATSI	$252	$206	$686	$604
TrAIL	78	59	205	176
MAIT	97	75	253	222
JCP&L	45	41	151	126
MP, PE and WP	30	30	98	95
Total revenues from contracts with customers	502	411	1,393	1,223
Other revenue unrelated to contracts with customers	1	4	4	10
Total Regulated Transmission	$503	$415	$1,397	$1,233

Corporate/Other and Reconciling Adjustments(2)
Wholesale	$7	$5	$21	$12
Retail generation and distribution services (2)	(46)	(38)	(136)	(115)
Other revenue unrelated to contracts with customers (2)	(12)	(17)	(38)	(45)
Total Corporate/Other and Reconciling	$(51)	$(50)	$(153)	$(148)

FirstEnergy Total Revenues	$3,475	$3,124	$9,282	$8,472
(1) Reflects amount the Ohio Companies refunded to customers that was previously collected under decoupling mechanisms, with interest. See Note 7, “Regulatory Matters,” for further discussion on Ohio decoupling rates.
(2) Includes eliminations and reconciling adjustments of inter-segment revenues.

Other revenue unrelated to contracts with customers includes revenue from late payment charges of $10 million and $9 million for the three months ended September 30, 2022 and 2021, respectively. Other revenue unrelated to contracts with customers also includes revenue from derivatives of $2 million and $3 million for the three months ended September 30, 2022 and 2021, respectively.

Other revenue unrelated to contracts with customers includes revenue from late payment charges of $29 million and $27 million for the nine months ended September 30, 2022 and 2021, respectively. Other revenue unrelated to contracts with customers also includes revenue from derivatives of $13 million and $5 million for the nine months ended September 30, 2022 and 2021, respectively.
Customer Receivables

Receivables from contracts with customers include distribution services and retail generation sales to residential, commercial and industrial customers of the Utilities. Billed and unbilled customer receivables as of September 30, 2022 and December 31, 2021, are included below.

Customer Receivables	September 30, 2022	December 31, 2021
	(In millions)
Billed	$800	$616
Unbilled	518	576
	1,318	1,192

Less: Uncollectible Reserve	136	159
Total Customer Receivables	$1,182	$1,033
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

FirstEnergy reviews its allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, amount of receivable balances that are past-due, payment options and programs available to customers, and the methods that the Utilities are able to utilize to ensure payment. This analysis includes consideration of the outbreak of COVID-19 and the impact on customer receivable balances outstanding and write-offs since the pandemic began and economic slow down. During 2022, various regulatory actions including extensions on moratoriums, certain restrictions on disconnections, and extended installment plan offerings continue to impact the level of past due balances in certain states. However, certain states have resumed normal collections activity and arrears levels have declined towards pre-pandemic levels. As a result of this analysis, FirstEnergy recognized a $25 million decrease to its allowance for uncollectible customer receivables during the first quarter of 2022, of which $15 million was applied to existing deferred regulatory assets. There were no material changes as a result of this analysis during the second and third quarters of 2022. Additionally, as a result of these pandemic-related moratoriums and certain customer installment or extended payment plans offered, the allowance for uncollectible accounts on receivables in 2022 continues to be elevated due to the extension of when certain write-offs would have otherwise occurred.

Receivables from contracts with customers also includes PJM receivables resulting from transmission and wholesale sales. FirstEnergy’s uncollectible risk on PJM receivables is minimal due to the nature of PJM’s settlement process whereby members of PJM legally agree to share the cost of defaults and as a result there is no allowance for doubtful accounts.

Activity in the allowance for uncollectible accounts on customer receivables for the nine months ended September 30, 2022 and for the year ended December 31, 2021 are as follows:

(In millions)

Balance, January 1, 2021	$164
Provision for expected credit losses (1)	54
Charged to other accounts (2)	42
Write-offs	(101)
Balance, December 31, 2021	$159
Provision for expected credit losses (3)	29
Charged to other accounts (2)	54
Write-offs	(106)
Balance, September 30, 2022	$136
(1) Approximately $12 million of which was deferred for future recovery in the twelve months ended December 31, 2021.
(2) Represents recoveries and reinstatements of accounts written off for uncollectible accounts.
(3) Approximately $2 million of which was deferred for future refund to customers in the nine months ended September 30, 2022.

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

The following table reconciles basic and diluted EPS attributable to FE:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of Basic and Diluted EPS	2022	2021	2022	2021

(In millions, except per share amounts)

Earnings attributable to FE - continuing operations	$334	$416	$809	$809
Earnings attributable to FE - discontinued operations, net of tax	—	47	—	47
Earnings attributable to FE	$334	$463	$809	$856

Share count information:
Weighted average number of basic shares outstanding	571	544	571	544
Assumed exercise of dilutive stock options and awards	1	1	1	1
Weighted average number of diluted shares outstanding	572	545	572	545

EPS Attributable to FE:
Income from continuing operations, basic	$0.58	$0.76	$1.42	$1.48
Discontinued operations, basic	—	0.09	—	0.09
Basic EPS	$0.58	$0.85	$1.42	$1.57

Income from continuing operations, basic	$0.58	$0.76	$1.41	$1.48
Discontinued operations, basic	—	0.09	—	0.09
Diluted EPS	$0.58	$0.85	$1.41	$1.57

For the three and nine months ended September 30, 2022 and 2021, no shares from stock options and awards were excluded from the calculation of diluted shares outstanding, as their inclusion would have been antidilutive.
4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The components of FirstEnergy’s net periodic benefit costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended September 30,	2022	2021	2022	2021
	(In millions)
Service costs	$46	$48	$1	$1
Interest costs	68	57	3	3
Expected return on plan assets	(164)	(163)	(10)	(10)
Amortization of prior service costs (credits)(1)	1	1	(3)	(4)
Net periodic benefit credits	$(49)	$(57)	$(9)	$(10)
Net periodic benefit credits, net of amounts capitalized	$(77)	$(80)	$(9)	$(10)

(1) The income tax benefits associated with pension and OPEB prior service costs amortized out of AOCI were $1 million for the three months ended September 30, 2022 and 2021.

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Nine Months Ended September 30,	2022	2021	2022	2021
	(In millions)
Service costs	$138	145	3	3
Interest costs	204	170	8	8
Expected return on plan assets	(492)	(489)	(30)	(27)
Amortization or prior service costs (credits)(1)	2	3	(8)	(13)
Net periodic benefit credits	$(148)	$(171)	$(27)	$(29)
Net periodic benefit credits, net of amounts capitalized	$(218)	$(243)	$(28)	$(30)

(1) The income tax benefits associated with the pension and OPEB prior service costs amortized out of AOCI were $2 million and $3 million for the nine months ended September 30, 2022 and 2021, respectively.

On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which among other things, extended shortfall amortization periods and modification of the interest rate stabilization rules for single-employer plans thereby impacting funding requirements. As a result, FirstEnergy does not currently expect to have a required contribution to the pension plan based on various assumptions, including an expected future annual return on assets of 7.50%. However, FirstEnergy may elect to contribute to the pension plan voluntarily.
Service costs, net of capitalization, are reported within Other operating expenses on FirstEnergy’s Consolidated Statements of Income. Non-service costs, other than the pension and OPEB mark-to-market adjustment, which is separately shown, are reported within “Miscellaneous income, net”, within “Other Income (Expense)” on FirstEnergy’s Consolidated Statements of Income.
5. INCOME TAXES
FirstEnergy’s interim effective tax rates reflect the estimated annual effective tax rates for 2022 and 2021. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items. The following tables reconcile the effective tax rate to the federal income tax statutory rate for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Reconciliation of federal income tax expense:	2022	2021	2022	2021
	(In millions)
Income from Continuing Operations, before income taxes	$449	$504	$1,061	$1,080
Federal income tax expense at statutory rate (21%)	$94	$106	$223	$227
Increases (reductions) in taxes resulting from:
State income taxes, net of federal tax benefit	25	31	68	80
AFUDC equity and other flow-through	(8)	(9)	(23)	(26)
Excess deferred tax amortization due to the Tax Act	(15)	(13)	(46)	(39)
Federal tax credits claimed	(3)	(6)	(3)	(34)
Valuation allowances	(8)	—	26	—
Remeasurement of state deferred taxes	4	—	(22)	9
Nondeductible DPA monetary penalty	—	—	—	52
Uncertain tax positions	2	(25)	2	(19)
Other, net	14	4	12	21
Total income taxes	$105	$88	$237	$271
Effective income tax rate	23.4%	17.5%	22.3%	25.1%

During the three months ended September 30, 2022, FirstEnergy recorded a $2 million increase to the reserve for uncertain tax positions related to certain federal tax credits claimed on FirstEnergy’s 2021 federal income tax return. As of September 30, 2022, it remains reasonably possible that approximately $31 million of unrecognized tax benefits may be resolved in the next twelve months as a result of settlements with taxing authorities or the statute of limitations expiring, of which $24 million would ultimately affect FirstEnergy’s effective tax rate.

In February 2022, the IRS completed its examination of FirstEnergy’s 2020 federal income tax return and issued a Full Acceptance Letter with no adjustment to FirstEnergy’s taxable income.

On July 8, 2022, Pennsylvania’s Governor signed into law Pennsylvania House Bill 1342, which reduces Pennsylvania’s corporate net income tax rate from 9.99% to 8.99% beginning January 1, 2023, and an additional 0.5% annually through 2031, when it reaches 4.99%. Enactment of the law during the third quarter resulted in a $225 million net decrease to FirstEnergy’s ADIT liabilities, with a corresponding increase in regulatory liabilities of $229 million, which are expected to be settled through future customer rates, and a $4 million increase in income tax expense. The decrease in the Pennsylvania income tax rate is not expected to have a material impact to FirstEnergy’s future financial statements.

On August 16, 2022, President Biden signed into law the IRA of 2022, which, among other things, imposes a new 15% corporate alternative minimum tax based on “adjusted financial statement income”, applicable to corporations with a three-year average adjusted financial statement income over $1 billion. The alternative minimum tax is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the alternative minimum tax. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the alternative minimum tax, financial statement net operating losses can be used to reduce adjusted financial statement income and the amount of alternative minimum tax owed. Additionally, for alternative minimum taxes paid, corporations will receive a tax credit to be carried forward without limitation and applied against future regular corporate income tax liability. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the alternative minimum tax, including further defining allowable adjustments to determine adjusted financial statement income, which directly impacts the amount of alternative minimum tax to be paid. Currently, FirstEnergy believes that it is more likely than not that it will be subject to the alternative minimum tax beginning in 2023, however, until such U.S. Treasury guidance is issued, the amount of alternative minimum tax FirstEnergy would pay could be significantly different than current estimates or it may not be a payer at all. Further, due to the existing limitations on NOL carryforward utilization, FirstEnergy already expected to pay some regular corporate income tax so the amount of any potential incremental cash tax it may pay beginning in 2023 is not expected to have a material financial impact based on its current analysis. As of September 30, 2022, FirstEnergy has approximately $7 billion in Federal NOL carryforwards ($1.5 billion, net of tax) a portion of which begin to expire in 2031 and $4.9 billion ($1.0 billion, net of tax) of which has no expiration.
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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of September 30, 2022, from those used as of December 31, 2021. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$17	$17	$—	$—	$9	$9
Equity securities	2	—	—	2	2	—	—	2
U.S. state debt securities	—	256	—	256	—	273	—	273
Cash, cash equivalents and restricted cash(2)	277	—	—	277	1,511	—	—	1,511
Other(3)	—	40	—	40	—	42	—	42
Total assets	$279	$296	$17	$592	$1,513	$315	$9	$1,837

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(2)	$(2)	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$(2)	$(2)	$—	$—	$(1)	$(1)

Net assets	$279	$296	$15	$590	$1,513	$315	$8	$1,836
(1) Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2) Restricted cash of $26 million and $49 million as of September 30, 2022 and December 31, 2021, respectively, primarily relates to cash collected from MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective securitization or funding companies.
(3) Primarily consists of short-term investments.

Level 3 Quantitative Information

The following table provides quantitative information for FTRs contracts that are classified as Level 3 in the fair value hierarchy for the period ended September 30, 2022:

	Fair Value, Net (In millions)	Valuation Technique	Significant Input	Range			Weighted Average	Units
FTRs	$15	Model	RTO auction clearing prices	$2.40	to	$7.40	$4.00	Dollars/MWH

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

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of September 30, 2022, and December 31, 2021:

	September 30, 2022(1)				December 31, 2021(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$290	$—	$(34)	$256	$280	$2	$(9)	$273
(1) Excludes short-term cash investments of $7 million.
(2) Excludes short-term cash investments of $11 million.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and nine months ended September 30, 2022 and 2021, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Sale proceeds	$15	$16	$31	$29
Realized gains	—	—	1	—
Realized losses	(2)	(1)	(4)	(2)
Interest and dividend income	3	3	9	8

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies and equity method investments. Earnings and losses associated with corporate-owned life insurance policies and equity method investments are reflected in the “Miscellaneous Income, net” line of FirstEnergy’s Consolidated Statements of Income. The total carrying value of other investments were $358 million and $371 million as of September 30, 2022, and December 31, 2021, respectively, and are excluded from the amounts reported above.

For the three months ended September 30, 2022 and 2021, pre-tax income (expense) related to corporate-owned life insurance policies were $(6) million and $(1) million, respectively, and $(28) million and $7 million for the nine months ended September 30, 2022 and 2021, respectively. Corporate-owned life insurance policies are valued using the cash surrender value and any changes in value during the period are recognized as income or expense.

FEV holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales primarily focused on international markets. FEV is not the primary beneficiary of the joint venture. FEV's ownership interest is subject to the equity method of accounting. For the three months ended September 30, 2022 and 2021, pre-tax income related to FEV’s ownership in Global Holding were $57 million and $8 million, respectively, and $133 million and $12 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the carrying value of the equity method investment was $72 million and $59 million, respectively. During 2022, FEV received cash dividends from Global Holding totaling $120 million ($50 million in the third quarter of 2022), which were classified with “Cash from Operating Activities” on FirstEnergy’s Consolidated Statements of Cash Flow.
LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(In millions)
Carrying value	$21,343	$23,946
Fair value	$19,203	$27,043

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of September 30, 2022, and December 31, 2021.

FirstEnergy had the following redemptions and issuances during the nine months ended September 30, 2022:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (in Millions)	Description
Redemptions
FE	Unsecured Notes	January, 2022	4.25%	2023	$850	In December 2021, FE provided notice of redemption with a make-whole premium of approximately $38 million ($30 million after-tax).
TE	Senior Secured Notes	February, 2022	2.65%	2028	$25	On January 27, 2022, TE instructed its indenture trustee to provide notice of partial redemption.
CEI	Senior Notes, Series A	March, 2022	2.77%	2034	$150	On February 11, 2022, CEI instructed its indenture trustee to provide notice of full redemption.
WP	FMBs	April, 2022	3.34%	2022	$100	WP redeemed FMBs that became due.
FE	Unsecured Notes	June, 2022	2.85%	2022	$500	On May 23, 2022 FE provided notice of redemption.
FE	Unsecured Notes	June, 2022	7.375%	2031	$715
On May 25, 2022, FE commenced an offer to purchase for cash a portion of its 2031 Notes and 2047 Notes, which had $1.5 billion and $1 billion principal amounts outstanding, respectively. A portion of these notes were redeemed for approximately $1.1 billion, including a tender premium of approximately $101 million ($80 million after-tax). In addition, FE recognized approximately $7 million ($5 million after-tax) of deferred cash flow hedge losses and $10 million ($8 million after-tax) in other unamortized debt costs and fees associated with the FE debt redemptions.

FE	Unsecured Notes	June, 2022	4.85%	2047	$284
Penn	FMBs	June, 2022	6.09%	2022	$100	Penn redeemed FMBs that became due.
FE	Unsecured Notes	August-September 2022	7.375%	2031	$27
During the third quarter of 2022, FE repurchased a portion of the principal amount of its 2031 Notes and 2047 Notes through the open market for approximately $134 million including a discount of approximately $3 million ($2 million after tax). In addition, FE recognized approximately $2 million ($1 million after-tax) in other unamortized debt costs related to the FE open market repurchases.

FE	Unsecured Notes	August-September 2022	4.85%	2047	$110

Issuances
Penn	FMBs	April, 2022	3.79%	2032	$150	Proceeds are expected to be received on November 29, 2022, and used to repay short-term borrowings.
OE	Senior Unsecured Notes	September, 2022	5.50%	2033	$300	Proceeds were used to repay borrowings outstanding under the regulated money pool, to finance capital expenditures, to fund working capital needs and for other general corporate purposes.

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

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2021-2023 EmPOWER Maryland program cycles to the extent the MDPSC determines that cost-effective programs and services are available. PE's approved 2021-2023 EmPOWER Maryland plan continues and expands upon prior years' programs for a projected total investment of approximately $148 million over the three-year period. PE recovers program investments with a return through an annually reconciled surcharge, with most costs subject to recovery over a five-year period with a return on the unamortized balance. On August 16, 2022, the MDPSC ordered each utility to file, by October 28, 2022, a set of plans for paying down all amortization balances by the scheduled expiration of the EmPOWER program on December 31, 2029. PE expects to submit its required plan by October 28, 2022. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE.

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

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to customers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the NJ Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey and on June 7, 2021, the Superior Court issued an order reversing the NJBPU’s CTA rules and remanded the case back to the NJBPU. Specifically, the Court’s ruling requires 100% of the CTA savings to be credited to customers in lieu of the NJBPU’s current policy requiring 25%. On September 19, 2022, the NJBPU issued a notice to re-adopt its rules of practice, including proposed changes to the rules regarding CTA policy in base rate cases consistent with the Superior Court’s June 7, 2021 order. Once the proposed rules of practice are final, they will be applied on a prospective basis in a future base rate case, however, it is not expected to have a material adverse effect on FirstEnergy’s results or financial condition.

On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for distribution base rate increase. The settlement provided for a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. The settlement additionally provided that JCP&L would be subject to a management audit, which began in May 2021 and is currently ongoing. JCP&L anticipates that the management report will be issued by the end of the year.

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

On July 15, 2022, the Ohio Companies filed an application with the PUCO for approval of phase two of their distribution grid modernization plan that would, among other things, provide for the installation of an additional 700,000 smart meters, distribution automation equipment on approximately 240 distribution circuits, voltage regulating equipment on approximately 220 distribution circuits, and other investments and pilot programs in related technologies designed to provide enhanced customer benefits. The Ohio Companies propose that phase two will be implemented over a four-year budget period with estimated capital investments of approximately $626 million and operations and maintenance expenses of approximately $144 million over the deployment period. Under the proposal, costs of phase two of the grid modernization plan would be recovered through the Ohio Companies’ AMI rider, pursuant to the terms and conditions approved in ESP IV.

On November 1, 2021, the Ohio Companies, together with the OCC, PUCO Staff, and several other signatories, entered into an Ohio Stipulation with the intent of resolving the ongoing energy efficiency rider audits, various SEET proceedings, including the Ohio Companies’ 2017 SEET proceeding, and the Ohio Companies’ quadrennial ESP review, each of which was pending before the PUCO. Specifically, the Ohio Stipulation provides that the Ohio Companies’ current ESP IV passes the required statutory test for their prospective SEET review as part of the Quadrennial Review of ESP IV, and except for limited circumstances, the signatory parties have agreed not to challenge the Ohio Companies’ SEET return on equity calculation methodology for their 2021-2024 SEET proceedings. The Ohio Stipulation additionally affirms that: (i) the Ohio Companies’ ESP IV shall continue through its previously authorized term of May 31, 2024; and (ii) the Ohio Companies will file their next base rate case in May 2024, and further, no signatory party will seek to adjust the Ohio Companies’ base distribution rates before that time, except in limited circumstances. The Ohio Companies further agreed to refund $96 million to customers in connection with the 2017-2019 SEET cases, and to provide $210 million in future rate reductions for all customers, including $80 million in 2022, $60 million in 2023, $45 million in 2024, and $25 million in 2025. The PUCO approved the 2017-2019 SEET refunds and 2022 rate reductions on December 1, 2021, and refunds began in December 2021. Current and future rate reductions are recognized as a reduction to regulated distribution segment’s revenue in the Consolidated Statements of Income as they are provided to the Ohio Companies’ customers.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies. Final comments and responses were filed by parties during the second quarter of 2022.

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

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report.

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

On August 16, 2022, the U.S. Attorney for the Southern District of Ohio requested that the PUCO stay the above pending HB 6-related matters for a period of six months, which request was granted by the PUCO on August 24, 2022. Unless otherwise ordered by the PUCO, the four cases are stayed in their entirety, including discovery and motions, and all related procedural schedules are vacated.

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

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. On November 18, 2021, the PPUC issued orders to each of the Pennsylvania Companies directing they operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which DSPs provide for the competitive procurement of generation supply for customers who do not receive service from an alternative EGS. Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. On December 14, 2021, the Pennsylvania Companies filed proposed DSPs for provision of generation for the June 1, 2023 through May 31, 2027 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. An evidentiary hearing was held on April 13, 2022, and on April 20, 2022, the parties filed a partial settlement with the PPUC resolving certain of the issues in the proceeding and setting aside the remainder of the issues to be resolved through briefing. PPUC approved the partial settlement, without modification, on August 4, 2022. Under the 2023-2027 DSPs, supply is proposed to be provided through a mix of 12 and 24-month energy contracts, as well as long-term solar PPAs.

In March 2018, the PPUC approved adjusted customer rates of the Pennsylvania Companies to reflect the net impact of the Tax Act. As a result, the Pennsylvania Companies established riders that, beginning July 1, 2018, refunded to customers tax savings attributable to the Tax Act as compared to the amounts established in their most recent base rate proceedings on a current and going forward basis. The amounts recorded as savings for the total period of January 1 through June 30, 2018, were tracked and were to be addressed for treatment in a future proceeding. On May 17, 2021, the Pennsylvania Companies filed petitions with the PPUC proposing to refund the net savings for the January through June 2018 period to customers beginning January 1, 2022. On November 18, 2021, the PPUC approved the Pennsylvania Companies' proposed refunds, but also revised a previous methodology for calculating the net tax savings, which resulted in additional tax savings attributable to the Tax Act to be refunded to customers and directed the Pennsylvania Companies to file new petitions to propose the timing and methodology to provide these additional refunds to customers. The Pennsylvania Companies recalculated the net impact for 2018 through 2021 under the revised PPUC methodology in comparison to amounts already refunded to customers under the existing riders, which resulted in an additional $61 million in savings, with interest, to be provided to customers. As a result, FirstEnergy recognized a pre-tax charge of $61 million in the fourth quarter of 2021, associated with the additional refund and based on the November 2021 PPUC order and methodology. The Pennsylvania Companies filed petitions to propose the timing and methodology of the refund of these amounts on February 17, 2022. The Pennsylvania Companies’ petitions and the proposed refunds addressed within were approved by the PPUC on June 16, 2022, without modification, effective July 1, 2022, and are expected to be refunded by the end of the year.

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implemented energy efficiency and peak demand reduction programs. On June 18, 2020, the PPUC entered a Final Implementation Order for a Phase IV EE&C Plan, operating from June 2021 through May 2026. The Final Implementation Order set demand reduction targets, relative to 2007 to 2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWH for ME, 3.0% MWH for PN, 2.7% MWH for Penn, and 2.4% MWH for WP. The Pennsylvania Companies’ Phase IV plans were approved by PPUC without modification on March 25, 2021.

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

On December 29, 2021, the WVPSC issued an order granting MP and PE’s requested $19.6 million increase in ENEC rates, requiring, among other things, that MP and PE refund to its large industrial customers their respective portion of the $7.7 million rate reduction discussed above and also requires MP and PE to negotiate a PPA for its capacity shortfall and a reasonable reserve margin if certain conditions are met. By order dated March 2, 2022, the WVPSC reopened the case to determine whether rates should be increased to recover growing ENEC under-recoveries. On May 17, 2022, the WVPSC issued an order approving an interim rate increase of $94 million, effective for customer rates on May 18, 2022, subject to a prudence review during MP and PE’s 2022 ENEC case.

On August 25, 2022, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $183.8 million beginning January 1, 2023, which represents a 12.2% increase to the rates currently in effect. The increase is driven by an underrecovery during the review period (July 1, 2021 to June 30, 2022) of $144.9 million due to higher coal, reagent, and allowance expenses. This filing additionally addresses, among other things, the WVPSC’s May 2022 request for a prudence review of current rates. An order is expected by the end of 2022.

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

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE from other customers through a surcharge for any solar investment not fully subscribed by their customers. A hearing was held in mid-March 2022 and on April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, the requested tariff and requiring MP and PE to subscribe at least 85% of the planned 50 MWs before seeking final tariff approval. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved tariff. The first solar generation site is expected to be in-service by the end of 2023 and all construction completed at the other sites no later than the end of 2025 at a total investment cost of approximately $100 million.

On December 17, 2021, MP and PE filed with the WVPSC for approval of environmental compliance projects at the Ft. Martin and Harrison Power Stations to comply with the EPA’s ELG and operate these plants beyond 2028. The request includes a surcharge to recover the expected $142 million capital investment and $3 million in annual operation and maintenance expense. MP and PE reached a settlement agreement with WVPSC staff and certain intervenors, recommending: (i) approval of the ELG compliance plan submitted by MP and PE and (ii) recovery of costs through a surcharge. A ruling approving the settlement without modification was issued by the WVPSC on September 12, 2022, and construction is expected to be completed by the end of 2025. See Note 8, “Commitments, Guarantees and Contingencies - Environmental Matters - Clean Water Act" below, for additional details on the EPA's ELG.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy had implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FirstEnergy recorded in the third quarter of 2022 approximately $45 million ($34 million after-tax) in expected customer refunds, plus interest, due to its wholesale transmission customers and reclassified approximately $195 million of certain transmission capital assets to operating expenses for the audit period, of which $90 million ($67 million after-tax) are not expected to be recoverable and impacted FirstEnergy’s earnings since they relate to costs capitalized during stated transmission rate time periods. These reclassifications also resulted in a reduction to the Regulated Transmission segment’s rate base by approximately $160 million, which is not expected to materially impact FirstEnergy or the segment’s future earnings. The expected wholesale transmission customer refunds were recognized as a reduction to revenue, and the amount of reclassified transmission capital assets that are not expected to be recoverable were recognized within “Other operating expenses” at the Regulated Transmission segment and on FirstEnergy’s Consolidated Statements of Income.

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

FERC Actions on the Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. On November 18, 2021, FERC issued an order that: (i) accepted ATSI’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed ATSI to make a further compliance filing by January 17, 2022; and (iii) set the amount of ATSI’s recorded ADIT balances as of December 31, 2017, for hearing and settlement procedures. ATSI submitted the compliance filing, and following settlement negotiations, filed an uncontested settlement agreement with FERC on October 18, 2022. There is no timetable for FERC to rule on the settlement agreement. On December 3, 2021, FERC issued an order that (i) accepted MAIT’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed MAIT to make a further compliance filing by February 1, 2022; and (iii) set the amount of MAIT’s recorded ADIT balances as of December 31, 2017 for hearing and settlement procedures. MAIT submitted the compliance filing, and following settlement negotiations, filed an uncontested settlement agreement with FERC on October 18, 2022. There is no timetable for

FERC to rule on the settlement agreement. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. On May 4, 2021, FERC staff requested additional information about PATH’s proposed rate base adjustment mechanism, and PATH submitted the requested information on June 3, 2021. On July 12, 2021, FERC staff requested additional information about TrAIL’s proposed rate base adjustment mechanism. TrAIL filed its response on August 6, 2021. On March 31, 2022, FERC issued an order, ruling that TrAIL’s compliance filing partially complied with the requirements of Order No. 864 and directing TrAIL to submit a further compliance filing to address certain additional items that according to FERC will further enhance transparency. TrAIL submitted the compliance filing on May 31, 2022, and FERC accepted the compliance filing by letter order dated August 30, 2022. On April 27, 2022, FERC issued an order on PATH’s compliance filing, ruling that it partially complied with the requirements of Order No. 864 and directing PATH to submit a further compliance filing to address certain additional items. PATH submitted the compliance filing on June 27, 2022. MP, WP and PE (as holders of a “stated” transmission rate when Order No. 864 issued) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020, and which have been accepted by FERC effective January 1, 2021, subject to refund, pending further hearing and settlement procedures. MP, WP and PE are engaged in settlement negotiations with the parties to the transmission formula rate amendments proceeding.

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

As of September 30, 2022, outstanding guarantees and other assurances aggregated approximately $1.1 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($591 million) and other assurances ($460 million).

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

As of September 30, 2022, $36 million of collateral has been posted by FE or its subsidiaries and is included in “Prepaid taxes and other current assets” on FirstEnergy’s Consolidated Balance Sheets. FE or its subsidiaries are holding $321 million of cash collateral as of September 30, 2022, from certain generation suppliers, primarily due to the rise in power prices, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2022:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$64	$—	$64
Surety Bonds (Collateralized Amount) (1)	61	249	310
Total Exposure from Contractual Obligations	$125	$249	$374
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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addresses, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 states, including West Virginia. The EPA held a virtual public hearing regarding the proposed rules on April 21, 2022, and MP submitted written comments on June 21, 2022. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the revised CSAPR Update, the future cost of compliance may materially impact FirstEnergy’s operations, cash flows and financial condition.

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

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of September 30, 2022, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $103 million have been accrued through September 30, 2022, of which, approximately $65 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

United States v. Larry Householder, et al.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Also, on July 21, 2020, and in connection with the investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the Southern District Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020.

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

Legal Proceedings Relating to United States v. Larry Householder, et al.

On August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. On April 28, 2021, and July 11, 2022, the SEC issued additional subpoenas to FE, with which FE has complied. While no contingency has been reflected in its consolidated financial statements, FE believes that it is probable that it will incur a loss in connection with the resolution of the SEC investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, FE cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the SEC investigation.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
•MFS Series Trust I, et al. v. FirstEnergy Corp., et al. and Brighthouse Funds II – MFS Value Portfolio, et al. v. FirstEnergy Corp., et al. (S.D. Ohio) on December 17, 2021 and February 21, 2022, purported stockholders of FE filed complaints against FE, certain current and former officers, and certain current and former officers of EH. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions regarding FE’s business and its results of operations, and seek the same relief as the In re FirstEnergy Corp. Securities Litigation described above. FE believes that it is probable that it will incur losses in connection with the resolution of these lawsuits. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
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
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (S.D. Ohio, all actions have been consolidated); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FE filed putative class action lawsuits against FE and FESC, as well as certain current and former FE officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. FE agreed to a class settlement to resolve these claims on April 11, 2022. In the fourth quarter of 2021, FirstEnergy recognized a pre-tax reserve of $37.5 million in the aggregate with respect to these lawsuits and the Emmons lawsuit below. On June 22, 2022, the court preliminarily approved the class settlement and scheduled the final fairness hearing for November 9, 2022.
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
•Miller v. Anderson, et al. (N.D. Ohio); Bloom, et al. v. Anderson, et al.; Employees Retirement System of the City of St. Louis v. Jones, et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Anderson et al.; Massachusetts Laborers Pension Fund v. Anderson et al.; The City of Philadelphia Board of Pensions and Retirement v. Anderson et al.; Atherton v. Dowling et al.; Behar v. Anderson, et al. (S.D. Ohio, all actions have been consolidated); beginning on August 7, 2020, purported stockholders of FE filed shareholder derivative actions alleging the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Exchange Act.

On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio, which the S.D Ohio granted on May 9, 2022. Subsequently, following a hearing on August 4, 2022, the S.D. Ohio granted final approval of the settlement on August 24, 2022. The settlement agreement is expected to resolve fully these shareholder derivative lawsuits and includes a series of corporate governance enhancements, that have resulted in the following:

•Six members of the FE Board, Messrs. Michael J. Anderson, Donald T. Misheff, Thomas N. Mitchell, Christopher D. Pappas and Luis A. Reyes, and Ms. Julia L. Johnson did not stand for re-election at FE’s 2022 annual shareholder meeting;
•A special FE Board committee of at least three recently appointed independent directors was formed to initiate a review process of the then current senior executive team. The review of the senior executive team by the special FE Board committee and the FE Board was completed in September 2022;
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

The settlement also includes a payment to FE of $180 million, to be paid by insurance after the judgment has become final, less $36 million in court-ordered attorney’s fees awarded to plaintiffs. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022. The N.D. Ohio matter remains pending. On June 2, 2022, the N.D. Ohio entered an order to show cause why the court should not appoint new plaintiffs’ counsel, and thereafter, on June 10, 2022, the parties filed a joint motion to dismiss the matter without prejudice, which the N.D. Ohio denied on July 5, 2022. On August 15, 2022, the N.D. Ohio issued an order stating its intention to appoint one group of applicants as new plaintiffs’ counsel, and on August 22, 2022, the N.D. Ohio ordered that any objections to the appointment be submitted by August 26, 2022. The parties filed their objections by that deadline, and on September 2, 2022, the applicants responded to those objections. In the meantime, on August 25, 2022, a purported FE stockholder represented by the applicants filed a motion to intervene, attaching a proposed complaint-in-intervention purporting to assert claims that the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Exchange Act as well as a claim against a third party for professional negligence and malpractice. The parties filed oppositions to that motion to intervene on September 8, 2022, and the proposed intervenor's reply in support of his motion to intervene was filed on September 22, 2022.

On August 24, 2022, the parties filed a joint motion to dismiss the action pending in the N.D. Ohio based upon and in light of the final approval of the settlement by the S.D. Ohio. On August 30, 2022, the parties filed a joint motion to dismiss the state court action, which the court dismissed with prejudice on September 2, 2022.

In letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing non-public audit being conducted by FERC's Division of Audits and Accounting. FirstEnergy believes that it is probable that it will incur a loss in connection with the resolution of the FERC investigation. As FirstEnergy has entered into settlement discussions with FERC, it currently expects that its loss in connection with the resolution of the FERC investigation would not exceed $5 million.

FE terminated Charles E. Jones as its chief executive officer effective October 29, 2020. As a result of Mr. Jones’ termination, and due to the determination of a committee of independent members of the FE Board that Mr. Jones violated certain FirstEnergy policies and its code of conduct, all grants, awards and compensation under FirstEnergy’s short-term incentive compensation program and long-term incentive compensation program with respect to Mr. Jones that were outstanding on the date of termination were forfeited. In November 2021, after a determination by the Compensation Committee of the FE Board that a demand for recoupment was warranted pursuant to the Recoupment Policy, FE made a recoupment demand to Mr. Jones of compensation previously paid to him totaling approximately $56 million, the maximum amount permissible under the Recoupment Policy. As such, any amounts payable to Mr. Jones under the EDCP will be set off against FE’s recoupment demand. There can be no assurance that the efforts to seek recoupment from Mr. Jones will be successful and no portion of the approximately $56 million recoupment demand has been recognized in FirstEnergy’s financial statements as of September 30, 2022.

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

Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. As of September 30, 2022, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was also included in Corporate/Other for segment reporting. As of September 30, 2022, Corporate/Other had approximately $5.4 billion of FE holding company debt.

Financial information for FirstEnergy’s business segments and reconciliations to consolidated amounts is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021

External revenues
Regulated Distribution	$2,965	$2,708	$7,867	$7,237
Regulated Transmission	503	411	1,394	1,223
Corporate/Other	7	5	21	12
Reconciling Adjustments	—	—	—	—
Total external revenues	$3,475	$3,124	$9,282	$8,472

Internal revenues
Regulated Distribution	$58	$51	$171	$150
Regulated Transmission	—	4	3	10
Corporate/Other	—	—	—	—
Reconciling Adjustments	(58)	(55)	(174)	(160)
Total internal revenues	$—	$—	$—	$—

Total revenues	$3,475	$3,124	$9,282	$8,472

Depreciation
Regulated Distribution	$242	$229	$719	$684
Regulated Transmission	72	82	245	240
Corporate/Other	3	(1)	6	1
Reconciling Adjustments	15	16	50	47
Total depreciation	$332	$326	$1,020	$972

Amortization (deferral) of regulatory assets, net
Regulated Distribution	$(85)	$29	$(250)	$159
Regulated Transmission	(1)	1	(2)	12
Corporate/Other	—	—	—	—
Reconciling Adjustments	—	—	—	—
Total amortization (deferral) of regulatory assets, net	$(86)	$30	$(252)	$171

DPA penalty
Corporate/Other	$—	$—	$—	$230
Total DPA penalty	$—	$—	$—	$230

Miscellaneous income (expense), net
Regulated Distribution	$90	$102	$269	$297
Regulated Transmission	17	12	30	34
Corporate/Other	85	23	167	59
Reconciling Adjustments	(24)	(1)	(32)	(11)
Total miscellaneous income (expense), net	$168	$136	$434	$379

Interest expense
Regulated Distribution	$132	$133	$389	$392
Regulated Transmission	41	62	155	186
Corporate/Other	99	89	276	288
Reconciling Adjustments	(24)	(1)	(32)	(11)
Total interest expense	$248	$283	$788	$855

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Income taxes (benefits)
Regulated Distribution	$92	$108	$213	$261
Regulated Transmission	5	23	85	93
Corporate/Other	8	(43)	(61)	(83)
Reconciling Adjustments	—	—	—	—
Total income taxes (benefits)	$105	$88	$237	$271

Net income (loss)
Regulated Distribution	$361	$416	$828	$1,003
Regulated Transmission	37	70	290	295
Corporate/Other	(54)	(23)	(294)	(442)
Reconciling Adjustments	—	—	—	—
Total net income (loss)	$344	$463	$824	$856

Income attributable to noncontrolling interest
Regulated Transmission	$10	$—	$15	$—
Total income attributable to noncontrolling interest	$10	$—	$15	$—

Earnings attributable to FE
Regulated Distribution	$361	$416	$828	$1,003
Regulated Transmission	27	70	275	295
Corporate/Other	(54)	(23)	(294)	(442)
Reconciling Adjustments	—	—	—	—
Total earnings attributable to FE	$334	$463	$809	$856

Property additions
Regulated Distribution	$390	$326	$1,063	$993
Regulated Transmission	236	202	700	732
Corporate/Other	15	14	25	43
Reconciling Adjustments	—	—	—	—
Total property additions	$641	$542	$1,788	$1,768

(In millions)	As of September 30, 2022		As of December 31, 2021
Assets
Regulated Distribution	$30,959		$30,812
Regulated Transmission	13,211		13,237
Corporate/Other	681		1,383
Reconciling Adjustments	—		—
Total assets	$44,851		$45,432

Goodwill
Regulated Distribution	$5,004		$5,004
Regulated Transmission	614		614
Corporate/Other	—		—
Reconciling Adjustments	—		—
Total goodwill	$5,618		$5,618
10. DISCONTINUED OPERATIONS

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

Summarized Results of Discontinued Operations

For both the three and nine months ended September 30, 2021, income related to discontinued operations was $47 million primarily related to income tax benefits from the final true-up to the worthless stock deduction and a final federal NOL allocation between the FES Debtors and FirstEnergy resulting from the filing of the 2020 FirstEnergy federal income tax return during the third quarter of 2021. Discontinued operations for the three and nine months ended September 30, 2021 is included within the Corp/Other segment.

FirstEnergy’s Consolidated Statements of Cash Flows combine cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. For the nine months ended September 30, 2021, cash flows from operating activities includes income from discontinued operations of $47 million. There were no cash flows from investing or financing activities from discontinued operations for the nine months ended September 30, 2021.

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
Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of September 30, 2022, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was also included in Corporate/Other for segment reporting. As of September 30, 2022, Corporate/Other had approximately $5.4 billion of FE holding company debt.

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

To solidify our role as an industry leader, we have developed a long-term strategy with priorities that are centered on our mission statement. These priorities reflect a strong foundation with a customer-centered focus that emphasizes modern experiences, new growth and affordable energy bills, and enables the energy transition to a clean, resilient and secure electric grid.

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

Together, these transactions enhance FirstEnergy’s credit profile, provide funding for the strategic investments discussed above, and address all of FirstEnergy’s equity plans, with the exception of annual issuances of up to $100 million under regular dividend reinvestment plans and employee benefit stock investment plans, through at least 2025. Also, as with the recently completed FET transaction, premium valuations of our distribution and transmission businesses, together with growth in cash flow from operations resulting from the investment opportunities described above, could provide FirstEnergy future optionality to accelerate further strengthening of the balance sheet and enhance shareholder value. As such, we are pursuing a sale of a minority stake in one of our transmission or distribution businesses.

On September 15, 2022, FirstEnergy announced that the FE Board had appointed Mr. John W. Somerhalder II to serve as Interim President and Chief Executive Officer of FirstEnergy, effective as of September 16, 2022. In connection with his appointment as Interim President and Chief Executive Officer, Mr. Somerhalder will continue to serve as Chairman of the FE Board. The FE Board has begun to conduct a search of external candidates to identify a permanent President and Chief Executive Officer of FirstEnergy. Mr. Somerhalder’s appointment follows the decision of Mr. Steven E. Strah on September 15, 2022, to retire as Director and President and Chief Executive Officer of FirstEnergy, effective as of September 16, 2022.

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

By 2024, FE Forward is projected to generate approximately $380 million in annualized capital expenditure efficiencies, as well as approximately $250 million in working capital improvements by 2023. This program includes an estimated $150 million of costs to achieve through 2023, which are expected to be self-funded through these efficiencies. FirstEnergy is redeploying the capital expenditure efficiencies in a more diverse capital program that over the long-term continues to support our strategy as discussed above, and using 2022 as baseline operating expenses are projected to naturally decline 1% annually allowing for strategic flexibility and customer affordability. Specifically, FirstEnergy is redeploying these capital efficiencies into several projects, including, grid modernization, energy efficiency programs, smart meter and electric vehicle charging, and solar generation investments. FE Forward is not a downsizing effort and there will not be any involuntary employee reductions in connection with this program. FirstEnergy expects that FE Forward will be a significant catalyst to augment its growth potential by taking a more strategic approach to operating expenditures and reinvesting in a more diverse capital program that over the long-term continues to support a smarter and cleaner electric grid, and maintain affordable customer bills. FirstEnergy is additionally evaluating the legal, financial, operational and branding benefits of consolidating the Ohio Companies and Pennsylvania Companies into single entities per state. As part of these efforts, FirstEnergy will evaluate the appropriate cadence to initiate rates cases on a state-by-state basis to best support FirstEnergy’s customer-focused strategic priorities.

	For the Years Ended December 31,
FE Forward Expected Capital Expenditure Efficiencies and Working Capital Improvements	2021 Actual	2022 Forecast	2023 Forecast	2024 Forecast	2025 Forecast	5-Year Forecast
	(In millions)
Gross Capital Expenditure Efficiencies	$210	$280	$380	$380	$380	$1,630
Cost to Achieve (+/- 10%)	(40)	(80)	(30)	—	—	(150)
Net Capital Expenditure Efficiencies	$170	$200	$350	$380	$380	$1,480
Working Capital Improvements	130	120	—	—	—	250
Total Cash Flow Improvements	$300	$320	$350	$380	$380	$1,730

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
•Electrifying our Vehicle Fleet: We are targeting 30% electrification of our light-duty and aerial truck fleet by 2030 and 100% electrification by 2050. To reach our electrification goal, we aim for 100% electric or hybrid vehicle purchases for our light-duty and aerial truck fleet moving forward;
•Using Generation Efficiencies and Flexibility: We are utilizing operational flexibilities, such as heat rate improvements through equipment upgrades, operational monitoring systems, and auxiliary power reductions at our generation facilities that will enable us to reach our interim 2030 goal of a 30% GHG reduction from 2019 levels, while continuing to provide customers with safe and reliable electricity; and
•Transitioning Away from Coal Generation: We expect to thoughtfully transition away from our regulated coal generation fleet no later than 2050, and in April 2022, FirstEnergy received approval to construct 50 MWs of solar generation in West Virginia. In 2022, FirstEnergy received approval from the WVPSC for its proposed projects to comply with EPA ELG rules and keep MP’s generation plants responsibly operating beyond 2028. FirstEnergy also intends to begin a broad stakeholder dialogue regarding planned operational end dates of 2035 and 2040 for Ft. Martin and Harrison, respectively.

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

The OAG, certain FE shareholders and FE customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. On February 9, 2022, FE, acting through the SLC, agreed to a settlement term sheet to resolve multiple shareholder derivative lawsuits that were filed in the S.D. Ohio, the N.D. Ohio, and the Ohio Court of Common Pleas, Summit County. On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio. On August 23, 2022, the S.D. Ohio granted final approval of the settlement. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022. The N.D. Ohio matter remains pending. The settlement agreement is expected to fully resolve these shareholder derivative lawsuits and includes a series of corporate governance enhancements, that have resulted in the following:

•Six members of the FE Board, Messrs. Michael J. Anderson, Donald T. Misheff, Thomas N. Mitchell, Christopher D. Pappas and Luis A. Reyes, and Ms. Julia L. Johnson did not stand for re-election at FE’s 2022 annual shareholder meeting;
•A special FE Board committee of at least three recently appointed independent directors was formed to initiate a review process of the then current senior executive team. The review of the senior executive team by the special FE Board committee and the FE Board was completed in September 2022;
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

The settlement also includes a payment to FE of $180 million, to be paid by insurance after the judgment has become final, less $36 million in court-ordered attorney’s fees awarded to plaintiffs.

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

FE terminated Charles E. Jones as its chief executive officer effective October 29, 2020. As a result of Mr. Jones’ termination, and due to the determination of a committee of independent members of the FE Board that Mr. Jones violated certain FirstEnergy policies and its code of conduct, all grants, awards and compensation under FirstEnergy’s short-term incentive compensation program and long-term incentive compensation program with respect to Mr. Jones that were outstanding on the date of termination were forfeited. In November 2021, after a determination by the Compensation Committee of the FE Board that a demand for recoupment was warranted pursuant to the Recoupment Policy, FE made a recoupment demand to Mr. Jones of compensation previously paid to him totaling approximately $56 million, the maximum amount permissible under the Recoupment Policy. As such, any amounts payable to Mr. Jones under the EDCP will be set off against FE’s recoupment demand. There can be no assurance that the efforts to seek recoupment from Mr. Jones will be successful and no portion of the approximately $56 million recoupment demand has been recognized in FirstEnergy’s financial statements as of September 30, 2022.

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

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change

Revenues	$3,475	$3,124	$351	11%	$9,282	$8,472	$810	10%

Operating expenses	2,970	2,493	477	19%	7,771	6,970	801	11%

Operating income	505	631	(126)	(20)%	1,511	1,502	9	1%

Other expenses, net	(56)	(127)	71	56%	(450)	(422)	(28)	(7)%

Income from continuing operations before income taxes	449	504	(55)	(11)%	1,061	1,080	(19)	(2)%

Income taxes	105	88	17	19%	237	271	(34)	(13)%

Income from continuing operations	344	416	(72)	(17)%	824	809	15	2%

Discontinued operations, net of tax	—	47	(47)	NM	—	47	(47)	NM

Net income	$344	$463	$(119)	(26)%	$824	$856	$(32)	(4)%

Income attributable to noncontrolling interest (continuing operations)	10	—	10	NM	15	—	15	NM

Earnings attributable to FE	$334	$463	$(129)	(28)%	$809	$856	$(47)	(5)%

* NM = not meaningful

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 9, “Segment Information,” of the Notes to Consolidated Financial Statements.

Summary of Results of Operations — Third Quarter 2022 Compared with Third Quarter 2021

Financial results for FirstEnergy’s business segments in the third quarter of 2022 and 2021 were as follows:

Third Quarter 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,972	$502	$(39)	$3,435
Other	51	1	(12)	40
Total Revenues	3,023	503	(51)	3,475

Operating Expenses:
Fuel	209	—	—	209
Purchased power	1,105	—	4	1,109
Other operating expenses	848	315	(52)	1,111
Provision for depreciation	242	72	18	332
Deferral of regulatory assets, net	(85)	(1)	—	(86)
General taxes	219	64	12	295
Total Operating Expenses	2,538	450	(18)	2,970

Operating Income (Loss)	485	53	(33)	505

Other Income (Expense):
Debt redemption costs	—	—	1	1
Miscellaneous income, net	90	17	61	168
Interest expense	(132)	(41)	(75)	(248)
Capitalized financing costs	10	13	—	23
Total Other Expense	(32)	(11)	(13)	(56)

Income (Loss) Before Income Taxes (Benefits)	453	42	(46)	449
Income taxes (benefits)	92	5	8	105
Net Income (Loss)	$361	$37	$(54)	$344
Income attributable to noncontrolling interest	—	10	—	10
Earnings (Loss) Attributable to FE	$361	$27	$(54)	$334

Third Quarter 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,705	$411	$(33)	$3,083
Other	54	4	(17)	41
Total Revenues	2,759	415	(50)	3,124

Operating Expenses:
Fuel	132	—	—	132
Purchased power	869	—	5	874
Other operating expenses	747	138	(29)	856
Provision for depreciation	229	82	15	326
Amortization of regulatory assets, net	29	1	—	30
General taxes	206	62	7	275
Total Operating Expenses	2,212	283	(2)	2,493

Operating Income (Loss)	547	132	(48)	631

Other Income (Expense):
Miscellaneous income, net	102	12	22	136
Interest expense	(133)	(62)	(88)	(283)
Capitalized financing costs	8	11	1	20
Total Other Expense	(23)	(39)	(65)	(127)

Income (Loss) from Continuing Operations Before Income Taxes (Benefits)	524	93	(113)	504
Income taxes (benefits)	108	23	(43)	88
Income (Loss) from Continuing Operations	416	70	(70)	416
Discontinued operations, net of tax	—	—	47	47
Net Income (Loss)	$416	$70	$(23)	$463

Changes Between Third Quarter 2022 and Third Quarter 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$267	$91	$(6)	$352
Other	(3)	(3)	5	(1)
Total Revenues	264	88	(1)	351

Operating Expenses:
Fuel	77	—	—	77
Purchased power	236	—	(1)	235
Other operating expenses	101	177	(23)	255
Provision for depreciation	13	(10)	3	6
Amortization (deferral) of regulatory assets, net	(114)	(2)	—	(116)
General taxes	13	2	5	20
Total Operating Expenses	326	167	(16)	477

Operating Income (Loss)	(62)	(79)	15	(126)

Other Income (Expense):
Debt redemption costs	—	—	1	1
Miscellaneous income, net	(12)	5	39	32
Interest expense	1	21	13	35
Capitalized financing costs	2	2	(1)	3
Total Other Expense	(9)	28	52	71

Income (Loss) from Continuing Operations Before Income Taxes (Benefits)	(71)	(51)	67	(55)
Income taxes (benefits)	(16)	(18)	51	17
Income (Loss) from Continuing Operations	(55)	(33)	16	(72)
Discontinued operations, net of tax	—	—	(47)	(47)
Net Income (Loss)	$(55)	$(33)	$(31)	$(119)
Income attributable to noncontrolling interest (continuing operations)	—	10	—	10
Earnings (Loss) Attributable to FE	$(55)	$(43)	$(31)	$(129)

Regulated Distribution — Third Quarter 2022 Compared with Third Quarter 2021

Regulated Distribution’s net income decreased $55 million in the third quarter of 2022, as compared to the same period of 2021, primarily resulting from higher other operating expenses, customer rate credits associated with the PUCO-approved Ohio Stipulation, higher pension and OPEB expenses, partially offset by higher weather-related demand and earnings benefits from capital investment programs in Pennsylvania.

Revenues —

The $264 million increase in total revenues resulted from the following sources:

	For the Three Months Ended September 30,
Revenues by Type of Service	2022	2021	Increase (Decrease)
	(In millions)
Distribution	$1,457	$1,534	$(77)

Generation sales:
Retail	1,356	1,054	302
Wholesale	159	117	42
Total generation sales	1,515	1,171	344

Other	51	54	(3)
Total Revenues	$3,023	$2,759	$264

Distribution revenues decreased $77 million in the third quarter of 2022, as compared to the same period of 2021, primarily resulting from customer rate credits associated with the PUCO-approved Ohio Stipulation, lower recovery of transmission expenses, which has no material impact to earnings, lower weather-adjusted demand in Ohio and Pennsylvania as well as adjusted customer rates of the Pennsylvania Companies associated with the Tax Act, which has no material impact to current period earnings, partially offset by higher weather-related demand and higher rates associated with riders in Ohio and Pennsylvania for the recovery of certain capital investment programs.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended September 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWH Deliveries	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Residential	15,500	15,652	(1.0)%	14,945	15,200	(1.7)%
Commercial(1)	9,662	9,785	(1.3)%	9,514	9,672	(1.6)%
Industrial	14,274	14,018	1.8%	14,274	14,018	1.8%
Total Electric Distribution MWH Deliveries	39,436	39,455	—%	38,733	38,890	(0.4)%
(1) Includes street lighting.

Lower residential and commercial distribution deliveries were partially offset by higher weather-related customer demand in all states and higher weather-adjusted demand in New Jersey. Cooling degree days were 2% above 2021 and 12% above normal. Lower weather-adjusted residential deliveries primarily reflect a continuing trend of usage returning to pre-pandemic levels. Increases in industrial deliveries were primarily from the fabricated metal, auto, food manufacturing, education services and plastics and rubber products sectors.

Compared to pre-pandemic levels in 2019, weather-adjusted residential distribution deliveries in the third quarter of 2022 increased by 4%, while commercial and industrial deliveries decreased 4% and 1%, respectively.

The following table summarizes the price and volume factors contributing to the $344 million increase in generation revenues for the third quarter of 2022, as compared to the same period of 2021:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$109
Change in prices	193
302
Wholesale:
Change in sales volumes	(4)
Change in prices	77
Capacity revenue	(31)
42
Change in Generation Revenues	$344

The increase in retail generation sales volumes was primarily due to decreased customer shopping in New Jersey, Ohio and Pennsylvania. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in the third quarter of 2022, as compared to the same period of 2021, decreased to 36% from 43% in New Jersey, to 81% from 87% in Ohio, and to 60% from 63% in Pennsylvania. The increase in retail generation prices primarily resulted from higher non-shopping generation auction rates. Retail generation sales, excluding those in West Virginia, have no material impact to earnings.

Wholesale generation revenues increased $42 million in the third quarter of 2022, as compared to the same period of 2021, primarily due to an increase in spot market energy prices partially offset by lower capacity revenues and sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.
Operating Expenses —

Total operating expenses increased $326 million, primarily due to the following:

•Fuel expense increased $77 million in the third quarter of 2022, as compared to the same period of 2021, primarily due to higher unit costs and increased generation output. Due to the ENEC, fuel expense has no material impact on current period earnings.

•Purchased power costs, which have no material impact on current period earnings, increased $236 million in the third quarter of 2022, as compared to the same period of 2021, primarily due to higher market prices and increased volumes as described above, partially offset by lower capacity expenses.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases
Change due to unit costs	$225
Change due to volumes	42
267
Capacity expense	(31)
Change in Purchased Power Costs	$236

•Other operating expenses increased $101 million in the third quarter of 2022, as compared to the same period of 2021, primarily due to the following:

•Higher network transmission expenses of $29 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher expenses of $18 million resulting from lower capitalization of vegetation management costs.
•Higher expenses of $15 million resulting from lower capitalization of corporate support costs.
•Lower storm expenses of $37 million, of which $30 million were deferred for future recovery.
•Higher vegetation management in West Virginia, energy efficiency and other state mandated program costs of $30 million, which are deferred for future recovery, resulting in no material impact on earnings.
•Higher other operating and maintenance expenses of $24 million, primarily resulting from accelerated maintenance work from future years into 2022 and higher materials costs.
•Higher expense due to the absence of a $27 million reduction to a reserve that was recognized in the third quarter of 2021.
•Lower uncollectible expenses of $5 million, primarily in Pennsylvania.

•Depreciation expense increased $13 million in the third quarter of 2022, as compared to the same period of 2021, primarily due to a higher asset base.

•Amortization (deferral) of regulatory assets, net decreased $114 million in the third quarter of 2022, as compared to the same period of 2021, primarily due to:

•$92 million decrease due to generation and transmission related deferrals primarily as a result of lower recovery of transmission related expenses, and
•$52 million decrease due to the return of certain Tax Act savings to Pennsylvania customers, partially offset by
•$30 million increase due to lower deferred storm expenses

•General taxes increased $13 million in the third quarter of 2022, as compared to the same period of 2021, primarily due to higher Pennsylvania gross receipt taxes and higher Ohio property taxes.

Other Expenses —

Other expense increased $9 million in the third quarter of 2022, as compared to the same period of 2021, primarily due to higher pension and OPEB non-service costs and borrowings under the regulated money pool, partially offset by lower long-term debt interest from redemptions and lower borrowings under the revolving credit facilities.

Income Taxes —

Regulated Distribution’s effective tax rate was 20.3% and 20.6% for the three months ended September 30, 2022 and 2021, respectively.

Regulated Transmission — Third Quarter 2022 Compared with Third Quarter 2021

Regulated Transmission’s net income decreased $33 million in the third quarter of 2022, as compared to the same period of 2021 primarily due to customer refunds and the reclassification of certain transmission capital assets that are not expected to be recoverable resulting from the FERC Audit, as further discussed below, partially offset by higher rate base and lower net financing costs.

Revenues —

Total revenues increased $88 million in the third quarter of 2022, as compared to the same period of 2021, primarily due to the recovery of higher operating expenses and rate base, partially offset by expected customer refunds associated with the FERC Audit, as further discussed below.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended September 30,		Increase
Revenues by Transmission Asset Owner	2022	2021
	(In millions)
ATSI	$252	$208	$44
TrAIL	79	61	18
MAIT	97	75	22
JCP&L	45	41	4
MP, PE and WP	30	30	—
Total Revenues	$503	$415	$88

Operating Expenses —

Total operating expenses increased $167 million in the third quarter of 2022, as compared to the same period of 2021, primarily due to the reclassification of certain transmission capital assets to operating expenses as a result of the FERC Audit, as further discussed below, partially offset by a charge in the third quarter of 2021 resulting from the filed ATSI settlement. Other than a portion of the reclassification of certain transmission capital assets that are not expected to be recoverable and the filed ATSI settlement charge in the third quarter of 2021, nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expenses —

Total other expense decreased $28 million in the three months ended September 30, 2022, as compared to the same period of 2021, primarily due to higher unregulated money pool interest income at FET.

Income Taxes —

Regulated Transmission’s effective tax rate was 11.9% and 24.7% for the three months ended September 30, 2022 and 2021, respectively.
Corporate / Other — Third Quarter 2022 Compared with Third Quarter 2021

Financial results at Corporate/Other resulted in a $31 million decrease in net loss in the third quarter of 2022, as compared to the same period of 2021, primarily due to higher net investment income on certain equity method and other investments and lower interest expense due to the FE debt redemptions discussed further below, partially offset by higher unregulated money pool interest expense and lower discrete income tax benefits.

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

Summary of Results of Operations — First Nine Months of 2022 Compared with Nine Months of 2021

Financial results for FirstEnergy’s business segments in the first Nine months of 2022 and 2021 were as follows:

First Nine Months 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$7,878	$1,393	$(115)	$9,156
Other	160	4	(38)	126
Total Revenues	8,038	1,397	(153)	9,282

Operating Expenses:
Fuel	539	—	—	539
Purchased power	2,772	—	14	2,786
Other operating expenses	2,496	496	(165)	2,827
Provision for depreciation	719	245	56	1,020
Deferral of regulatory assets, net	(250)	(2)	—	(252)
General taxes	626	191	34	851
Total Operating Expenses	6,902	930	(61)	7,771

Operating Income (Loss)	1,136	467	(92)	1,511

Other Income (Expense):
Debt redemption costs	—	—	(155)	(155)
Miscellaneous income, net	269	30	135	434
Interest expense	(389)	(155)	(244)	(788)
Capitalized financing costs	25	33	1	59
Total Other Expense	(95)	(92)	(263)	(450)

Income (Loss) Before Income Taxes (Benefits)	1,041	375	(355)	1,061
Income taxes (benefits)	213	85	(61)	237
Net Income (Loss)	$828	$290	$(294)	$824
Income attributable to noncontrolling interest	—	15	—	15
Earnings (Loss) Attributable to FE	$828	$275	$(294)	$809

First Nine Months 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$7,230	$1,223	$(103)	$8,350
Other	157	10	(45)	122
Total Revenues	7,387	1,233	(148)	8,472

Operating Expenses:
Fuel	362	—	—	362
Purchased power	2,192	—	14	2,206
Other operating expenses	2,171	278	(123)	2,326
Provision for depreciation	684	240	48	972
Amortization of regulatory assets, net	159	12	—	171
General taxes	599	186	27	812
DPA penalty	—	—	230	230
Gain on sale of Yards Creek	(109)	—	—	(109)
Total Operating Expenses	6,058	716	196	6,970

Operating Income (Loss)	1,329	517	(344)	1,502

Other Income (Expense):
Miscellaneous income, net	297	34	48	379
Interest expense	(392)	(186)	(277)	(855)
Capitalized financing costs	30	23	1	54
Total Other Expense	(65)	(129)	(228)	(422)

Income (Loss) from Continuing Operations Before Income Taxes (Benefits)	1,264	388	(572)	1,080
Income taxes (benefits)	261	93	(83)	271
Income (Loss) from Continuing Operations	1,003	295	(489)	809
Discontinued operations, net of tax	—	—	47	47
Net Income (Loss)	$1,003	$295	$(442)	$856

Changes Between First Nine Months 2022 and First Nine Months 2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$648	$170	$(12)	$806
Other	3	(6)	7	4
Total Revenues	651	164	(5)	810

Operating Expenses:
Fuel	177	—	—	177
Purchased power	580	—	—	580
Other operating expenses	325	218	(42)	501
Provision for depreciation	35	5	8	48
Amortization (deferral) of regulatory assets, net	(409)	(14)	—	(423)
General taxes	27	5	7	39
DPA penalty	—	—	(230)	(230)
Gain on sale of Yards Creek	109	—	—	109
Total Operating Expenses	844	214	(257)	801

Operating Income (Loss)	(193)	(50)	252	9

Other Income (Expense):
Debt redemption costs	—	—	(155)	(155)
Miscellaneous income, net	(28)	(4)	87	55
Interest expense	3	31	33	67
Capitalized financing costs	(5)	10	—	5
Total Other Expense	(30)	37	(35)	(28)

Income (Loss) from Continuing Operations Before Income Taxes (Benefits)	(223)	(13)	217	(19)
Income taxes (benefits)	(48)	(8)	22	(34)
Income (Loss) from Continuing Operations	(175)	(5)	195	15
Discontinued operations, net of tax	—	—	(47)	(47)
Net Income (Loss)	$(175)	$(5)	$148	$(32)
Income attributable to noncontrolling interest (continuing operations)	—	15	—	15
Earnings (Loss) Attributable to FE	$(175)	$(20)	$148	$(47)

Regulated Distribution — First Nine Months of 2022 Compared with First Nine Months of 2021

Regulated Distribution’s net income decreased $175 million in the first nine months of 2022, as compared to the same period of 2021, primarily resulting from higher other operating expenses, customer rate credits associated with the PUCO-approved Ohio Stipulation, and higher pension and OPEB expenses, partially offset by higher customer demand and rider revenues from capital investment programs, as well as the absence of a $27 million refund for previously collected decoupling revenues in Ohio, with interest.

Revenues —

The $651 million increase in total revenues resulted from the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2022	2021	Increase (Decrease)
	(In millions)
Distribution services(1)	$4,021	$4,150	$(129)

Generation sales:
Retail	3,449	2,820	629
Wholesale	408	260	148
Total generation sales	3,857	3,080	777

Other	160	157	3
Total Revenues	$8,038	$7,387	$651
(1) Includes $(27) million of ARP revenues for the nine months ended September 30, 2021, which is related to the Ohio Companies refund to customers that was previously collected under decoupling mechanisms, with interest. See “Outlook,” below for further discussion on Ohio decoupling rates.

Distribution services revenues decreased $129 million in the first nine months 2022, as compared to the same period of 2021, primarily resulting from customer rate credits associated with the PUCO-approved Ohio Stipulation, as well as adjusted customer rates of the Pennsylvania Companies associated with the Tax Act, which has no material impact to current period earnings, partially offset by the absence of a $27 million refund for previously collected decoupling revenues in Ohio with interest, higher customer usage and higher rates associated with riders in Ohio, Pennsylvania and New Jersey for the recovery of certain capital investment programs.

Distribution services by customer class are summarized in the following table:

	For the Nine Months Ended September 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWH Deliveries	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Residential	42,860	42,890	(0.1)%	41,910	42,458	(1.3)%
Commercial(1)	27,668	27,004	2.5%	27,406	26,990	1.5%
Industrial	41,568	40,659	2.2%	41,569	40,659	2.2%
Total Electric Distribution MWH Deliveries	112,096	110,553	1.4%	110,885	110,107	0.7%
(1) Includes street lighting.

Residential and commercial distribution deliveries were impacted by higher weather-related customer usage. Lower weather-adjusted residential deliveries primarily reflect a continuing trend of usage returning to pre-pandemic levels. Heating degree days were 3% above 2021 and 1% below normal. Cooling degree days were flat to 2021 and 13% above normal. Increases in industrial deliveries were primarily from the fabricated metal, transportation equipment manufacturing, food manufacturing and primary metal services sectors.

Compared to pre-pandemic levels in 2019, weather-adjusted residential distribution deliveries for the nine months ended September 30, 2022 increased 3%, while commercial and industrial deliveries decreased 5% and 1%, respectively.

The following table summarizes the price and volume factors contributing to the $777 million increase in generation revenues for the first nine months of 2022, as compared to the same period of 2021:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$217
Change in prices	412
629
Wholesale:
Change in sales volumes	(9)
Change in prices	162
Capacity revenue	(5)
148
Change in Generation Revenues	$777

The increase in retail generation sales volumes was primarily due to higher weather-related usage and decreased customer shopping in New Jersey, Ohio and Pennsylvania. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in the first nine months of 2022, as compared to the same period of 2021, decreased to 41% from 45% in New Jersey, to 83% from 86% in Ohio, and to 60% from 63% in Pennsylvania. The increase in retail generation prices primarily resulted from higher non-shopping generation auction rates. Retail generation sales, excluding those in West Virginia, have no material impact to earnings.

Wholesale generation revenues increased $148 million in the first nine months of 2022, as compared to the same period in 2021, primarily due to an increase in spot market energy prices, partially offset by lower capacity revenues and sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to current period earnings.

Operating Expenses —

Total operating expenses increased $844 million, primarily due to the following:

•Fuel costs increased $177 million during the first nine months of 2022, as compared to the same period of 2021, primarily due to higher unit costs and increased generation output. Due to the ENEC, fuel expense has no material impact on current period earnings.

•Purchased power costs, which have no material impact on current period earnings, increased $580 million during the first nine months of 2022, as compared to the same period of 2021, primarily due to higher market prices and increased volumes as described above.

Source of Change in Purchased Power	Increase
(In millions)
Purchases:
Change due to unit costs	$434
Change due to volumes	144
578
Capacity	2
Change in Purchased Power Costs	$580

•Other operating expenses increased $325 million in the first nine months of 2022, as compared to the same period of 2021, primarily due to:

•Higher network transmission expenses of $72 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher expenses of $64 million resulting from lower capitalization of vegetation management costs.
•Higher expenses of $42 million resulting from lower capitalization of corporate support costs.
•Lower storm expenses of $15 million, of which $9 million was deferred for future recovery.
•Higher vegetation management in West Virginia, energy efficiency and other state mandated program costs of $62 million, which are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher other operating and maintenance expenses of $70 million, primarily associated with higher regulated generation planned outage spend and accelerated maintenance activities into 2022 and higher materials costs.
•Higher expense due to the absence of a $27 million reduction to a reserve recognized in the third quarter of 2021.
•Higher uncollectible expenses of $3 million.

•Depreciation expense increased $35 million in the first nine months of 2022, as compared to the same period of 2021, primarily due to a higher asset base.

•Amortization (deferral) of regulatory assets, net decreased $409 million in the first nine months of 2022, as compared to the same period of 2021, primarily due to:

•$171 million decrease due to generation and transmission related deferrals primarily as a result of higher purchased power and fuel costs related to the ENEC and lower recovery of transmission related expenses,
•$109 million decrease due to the absence of the reduction of the New Jersey storm cost regulatory asset as a result of the Yards Creek sale,
•$68 million decrease due to the return of certain Tax Act savings to Pennsylvania customers,
•$55 million decrease due to customer refunds associated with the Ohio Stipulation,
•$31 million decrease due to lower recovery of previously deferred uncollectible expenses as a result of a return to pre-pandemic levels, partially offset by
•$25 million related to the net increases in other amortizations.

•General taxes increased $27 million in the first nine months of 2022, as compared to the same period of 2021, primarily due to higher gross receipts taxes and Ohio property taxes, partially offset by lower West Virginia Business and Occupation taxes as a result of a state tax law change that became effective July 2021.

•The absence of the gain on sale of the Yards Creek Generating Facility of $109 million, which was netted against the New Jersey storm deferral, as described above, resulting in no impact to earnings.

Other Expense —

Other expense increased $30 million in the first nine months of 2022, as compared to the same period of 2021, primarily due to higher pension and OPEB non-service costs, lower capitalized interest, and higher interest from borrowings under the regulated money pool, partially offset by lower interest on borrowings under the revolving credit facilities and other miscellaneous expenses.

Income Taxes —

Regulated Distribution’s effective tax rate was 20.5% and 20.6% for the nine months ended September 30, 2022 and 2021, respectively.

Regulated Transmission — First Nine Months of 2022 Compared with First Nine Months of 2021

Regulated Transmission’s net income decreased $5 million in the first nine months of 2022, as compared to the same period of 2021, primarily due to customer refunds and the reclassification of certain transmission capital assets that are not expected to be recoverable resulting from the FERC Audit, as further discussed below, partially offset by higher rate base and lower net financing costs.

Revenues —

Total revenues increased $164 million, primarily due to the recovery of higher operating expenses and a higher rate base, partially offset by expected customer refunds associated with the FERC Audit, as further discussed below.

The following table shows revenues by transmission asset owner:

	For the Nine Months Ended September 30,
Revenues by Transmission Asset Owner	2022	2021	Increase
	(In millions)
ATSI	$686	$607	$79
TrAIL	209	182	27
MAIT	253	222	31
JCP&L	151	126	25
MP, PE and WP	98	96	2
Total Revenues	$1,397	$1,233	$164

Operating Expenses —

Total operating expenses increased $214 million in the first nine months of 2022, as compared to the same period of 2021, primarily due to the reclassification of certain transmission capital asset to operating expenses as a results of the FERC Audit, as further discussed below, and higher operating and maintenance expenses, partially offset by a charge in the third quarter of 2021 resulting from the filed ATSI settlement. Other than the customer refunds and write off of nonrecoverable transmission assets, nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense decreased $37 million in the first nine months of 2022, as compared to the same period of 2021, primarily due to lower interest on borrowings under the revolving credit facilities, higher unregulated money pool interest income at FET, and higher capitalized financing cost.

Income Taxes —

Regulated Transmission’s effective tax rate was 22.7% and 24.0% for the nine months ended September 30, 2022 and 2021, respectively.
Corporate / Other — First Nine Months of 2022 Compared with First Nine Months of 2021

Financial results at Corporate/Other resulted in a $148 million decrease in net loss in the first nine months of 2022, as compared to the same period of 2021, primarily due to the absence of the DPA penalty in 2021, higher net investment income on certain equity method and other investments and lower interest expense from the FE debt redemptions discussed further below. These were partially offset by expenses associated with FE debt redemptions discussed below and higher unregulated money pool interest expense.

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

The following table provides information about the composition of net regulatory assets and liabilities as of September 30, 2022, and December 31, 2021, and the changes during the nine months ended September 30, 2022:

Net Regulatory Assets (Liabilities) by Source	September 30, 2022	December 31, 2021	Change
	(In millions)
Customer payables for future income taxes	$(2,515)	$(2,345)	$(170)
Spent nuclear fuel disposal costs	(77)	(101)	24
Asset removal costs	(678)	(646)	(32)
Deferred transmission costs	19	(3)	22
Deferred generation costs	222	118	104
Deferred distribution costs	141	49	92
Storm-related costs	683	660	23
Uncollectible and COVID-19 related costs	63	56	7
Energy efficiency program costs	77	47	30
New Jersey societal benefit costs	99	109	(10)
Vegetation management costs	57	33	24
Other	(59)	(30)	(29)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(1,968)	$(2,053)	$85

The following is a description of the regulatory assets and liabilities described above:

Customer payables for future income taxes - Reflects amounts to be recovered or refunded through future rates to pay income taxes that become payable when rate revenue is provided to recover items such as AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to federal and state tax rate changes such as the Tax Act and Pennsylvania House Bill 1342. These amounts are being amortized over the period in which the related deferred tax assets reverse, which is generally over the expected life of the underlying asset.

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

Deferred transmission costs - Reflects differences between revenues earned based on actual costs for the formula-rate Transmission Companies and the amounts billed, including amounts expected to be refunded to, or recoverable from, wholesale transmission customers resulting from the FERC Audit, as further described below, which amounts are recorded as a regulatory asset or liability and recovered or refunded, respectively, in subsequent periods. Also included is the recovery of non-market based costs or fees charged to certain of the Utilities by various regulatory bodies including FERC and RTOs, which can include PJM charges and credits for service including, but not limited to, procuring transmission services and transmission enhancement.

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

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $187 million and $148 million are currently being recovered through rates as of September 30, 2022 and December 31, 2021, respectively.

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

The following table provides information about the composition of net regulatory assets that do not earn a current return as of September 30, 2022 and December 31, 2021, of which approximately $399 million and $228 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction.

Regulatory Assets by Source Not Earning a Current Return	September 30, 2022	December 31, 2021	Change
	(In millions)
Deferred transmission costs	$8	$13	$(5)
Deferred generation costs	176	63	113
Deferred distribution costs	19	2	17
Storm-related costs	571	549	22
COVID-19 related costs	74	65	9
Vegetation management costs	47	31	16
Other	10	9	1
Regulatory Assets Not Earning a Current Return	$905	$732	$173
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

Together, these transactions enhance FirstEnergy’s credit profile, provide funding for the strategic investments discussed above, and address all of FirstEnergy’s equity plans, with the exception of annual issuances of up to $100 million under regular dividend reinvestment plans and employee benefit stock investment plans, through at least 2025. Also, as with the recently completed FET transaction, premium valuations of our distribution and transmission businesses, together with growth in cash flow from operations resulting from the investment opportunities described above, could provide FirstEnergy future optionality to accelerate further strengthening of the balance sheet and enhance shareholder value. As such, we are pursuing a sale of a minority stake in one of our transmission or distribution businesses.

As of September 30, 2022, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, current portions of long-term debt, and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

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

FirstEnergy had no outstanding short-term borrowings as of September 30, 2022 and December 31, 2021. FirstEnergy’s available liquidity from external sources as of October 24, 2022, was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FE and FET	October 2026	$1,000	$997
Ohio Companies	October 2026	800	800
Pennsylvania Companies	October 2026	950	950
JCP&L	October 2026	500	499
MP and PE	October 2026	400	400
Transmission Companies	October 2026	850	850
	Subtotal	$4,500	$4,496
Cash and cash equivalents		—	207
	Total	$4,500	$4,703

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of September 30, 2022:

Individual Borrower	Regulatory and Other Short-Term Debt Limitations
	(In millions)
FE and FET	N/A
OE, CEI, JCP&L, ME, MP, and ATSI	$500	(1)
TE, PN, and WP	300	(1)
PE and Penn	150	(1)
TrAIL and MAIT	400	(1)

(1) Includes amounts which may be borrowed under the regulated companies’ money pool.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the 2021 Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the 2021 Credit Facilities and against the applicable borrower’s borrowing sublimit. As of September 30, 2022, FirstEnergy had $4 million in outstanding LOCs.

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

As of September 30, 2022, the borrowers were in compliance with the applicable interest coverage and debt-to-total-capitalization ratio covenants in each case as defined under the 2021 Credit Facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings through the third quarter of 2022 was 1.59% per annum for the regulated companies’ money pool and 1.52% per annum for the unregulated companies’ money pool.

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of October 24, 2022:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/CreditWatch (1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB-	Ba1	BBB-	—	—	—	BB+	Ba1	BBB-	S	P	S
AGC	BB+	Baa2	BBB	—	—	—	—	—	—	S	S	S
ATSI	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	S	S	S
CEI	BBB	Baa3	BBB	A-	Baa1	A-	BBB	Baa3	BBB+	S	S	S
FET	BBB-	Baa2	BBB-	—	—	—	BB+	Baa2	BBB-	S	S	S
JCP&L	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	S	S	S
ME	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	S	S	S
MAIT	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	S	S	S
MP	BBB	Baa2	BBB	A-	A3	A-	BBB	Baa2	—	S	S	S
OE	BBB	A3	BBB	A-	A1	A-	BBB	A3	BBB+	S	S	S
PN	BBB	Baa1	BBB	—	—	—	BBB	Baa1	BBB+	S	S	S
Penn	BBB	A3	BBB	A-	A1	—	—	—	—	S	S	S
PE	BBB	Baa2	BBB	A-	A3	A-	—	—	—	S	S	S
TE	BBB	Baa2	BBB	A-	A3	A-	—	—	—	S	S	S
TrAIL	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	S	S	S
WP	BBB	A3	BBB	A-	A1	A-	—	—	—	S	S	S
(1) S = Stable, P = Positive

On September 13, 2022, Moody’s issued a one notch downgrade to all applicable ratings for CEI and TE and revised their outlooks to stable.

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

The interest rates payable on approximately $2.1 billion in FE’s senior unsecured notes are subject to adjustments from time to time if the ratings on the notes from any one or more of S&P, Moody’s and Fitch decreases to a rating set forth in the applicable governing documents. Generally a one-notch downgrade by the applicable rating agency may result in a 25 basis point coupon rate increase beginning at BB, Ba1, and BB+ for S&P, Moody’s and Fitch, respectively, to the extent such rating is applicable to the series of outstanding senior unsecured notes, during the next interest period, subject to an aggregate cap of 2% from issuance interest rate.

Debt capacity is subject to the consolidated interest coverage ratio in the 2021 Credit Facilities. As of September 30, 2022, FirstEnergy could incur approximately $740 million of incremental interest expense or incur a $1.8 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements by the 2021 Credit Facilities.

Cash Requirements and Commitments

FirstEnergy has certain obligations and commitments to make future payments under contracts. For an in-depth discussion of FirstEnergy’s cash requirements and commitments, see “Capital Resources and Liquidity - Cash Requirements and Commitments" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" within FirstEnergy’s Form 10-K for the year ended December 31, 2021 (filed on February 16, 2022).

Changes in Cash Position

As of September 30, 2022, FirstEnergy had $251 million of cash and cash equivalents and $26 million of restricted cash compared to approximately $1.5 billion of cash and cash equivalents and $49 million of restricted cash as of December 31, 2021, on the Consolidated Balance Sheets.

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

Cash provided from operating activities was $1,837 million compared to $2,104 million in the first nine months of 2022 and 2021, respectively. The decrease is primarily due to:

•Rate refunds and rate credits provided to Ohio customers during the first nine months of 2022 under the PUCO-approved Ohio Stipulation,
•Higher operating expenses from lower capitalization of certain vegetation management and corporate support costs,
•The absence of accounts receivable working capital improvements in the first nine months of 2021, when collection activity improved since the start of the pandemic. Accounts receivable working capital was also impacted by higher generation prices charged to customers and higher customer usage and demands, partially offset by,
•Higher cash flow generated from regulated capital investments made since the second quarter of 2021,
•Higher cash collateral receipts primarily from certain generation suppliers that serve shopping customers due to the rise in power prices,
•Higher cash dividend distributions received by FEV from its equity investment in Global Holding, and
•Improvements in accounts payable working capital from the implementation of certain FE Forward initiatives.

Cash Flows From Financing Activities

In the first nine months of 2022 and 2021, cash used for financing activities was $1,068 million and $1,410 million, respectively. The following table summarizes financing activities for the first nine months of 2022 and 2021:

	For the Nine Months Ended September 30,
Financing Activities	2022	2021
	(In millions)

New Issues:
Unsecured notes	$300	$1,150
Senior secured notes	—	150
FMBs	—	200
	$300	$1,500

Redemptions / Repayments:
Unsecured notes	$(2,636)	$—
FMBs	(200)	—
Senior secured notes	(67)	(58)
	$(2,903)	$(58)

Proceeds from FET minority interest sale, net of transaction costs	$2,348	$—

Distributions to FET minority interest	$(15)	$—

Capital Call from FET minority interest	$9	$—

Discounts (premiums) on debt issuances and redemptions, net	$(137)	$29

Short-term borrowings redemptions, net	$—	$(2,200)

Common stock dividend payments	$(667)	$(636)

Other	$(3)	$(45)

FirstEnergy had the following redemptions and issuances during the nine months ended September 30, 2022:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (in Millions)	Description
Redemptions
FE	Unsecured Notes	January, 2022	4.25%	2023	$850	In December 2021, FE provided notice of redemption with a make-whole premium of approximately $38 million ($30 million after-tax).
TE	Senior Secured Notes	February, 2022	2.65%	2028	$25	On January 27, 2022, TE instructed its indenture trustee to provide notice of partial redemption.
CEI	Senior Notes, Series A	March, 2022	2.77%	2034	$150	On February 11, 2022, CEI instructed its indenture trustee to provide notice of full redemption.
WP	FMBs	April, 2022	3.34%	2022	$100	WP redeemed FMBs that became due.
FE	Unsecured Notes	June, 2022	2.85%	2022	$500	On May 23, 2022 FE provided notice of redemption.
FE	Unsecured Notes	June, 2022	7.375%	2031	$715
On May 25, 2022, FE commenced an offer to purchase for cash a portion of its 2031 Notes and 2047 Notes, which had $1.5 billion and $1 billion principal amounts outstanding, respectively. A portion of these notes were redeemed for approximately $1.1 billion, including a tender premium of approximately $101 million ($80 million after-tax). In addition, FE recognized approximately $7 million ($5 million after-tax) of deferred cash flow hedge losses and $10 million ($8 million after-tax) in other unamortized debt costs and fees associated with the FE debt redemptions.

FE	Unsecured Notes	June, 2022	4.85%	2047	$284
Penn	FMBs	June, 2022	6.09%	2022	$100	Penn redeemed FMBs that became due.
FE	Unsecured Notes	August-September 2022	7.375%	2031	$27
During the third quarter of 2022, FE repurchased a portion of the principal amount of its 2031 Notes and 2047 Notes through the open market for approximately $134 million including a discount of approximately $3 million ($2 million after tax). In addition, FE recognized approximately $2 million ($1 million after-tax) in other unamortized debt costs related to the FE open market repurchases.

FE	Unsecured Notes	August-September 2022	4.85%	2047	$110
Issuances
Penn	FMBs	April, 2022	3.79%	2032	$150	Proceeds are expected to be received on November 29, 2022, and used to repay short-term borrowings.
OE	Senior Unsecured Notes	September, 2022	5.50%	2033	$300	Proceeds were used to repay borrowings outstanding under the regulated money pool, to finance capital expenditures, to fund working capital needs and for other general corporate purposes.

FE or its affiliates may, from time to time, seek to retire or purchase outstanding debt through open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as FE or its affiliates may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Cash Flows From Investing Activities

Cash used for investing activities in the first nine months of 2022 principally represented cash used for property additions. The following table summarizes investing activities for the first nine months of 2022 and 2021:

	For the Nine Months Ended September 30,		Increase
Cash Used for Investing Activities	2022	2021	(Decrease)
	(In millions)
Property Additions:
Regulated Distribution	$1,063	$993	$70
Regulated Transmission	700	732	(32)
Corporate / Other	25	43	(18)
Proceeds from sale of Yards Creek	—	(155)	155
Asset removal costs	151	178	(27)
Other	64	20	44
	$2,003	$1,811	$192

Cash used for investing activities for the first nine months of 2022 increased $192 million, compared to the same period of 2021, primarily due to the absence of proceeds from the sale of Yards Creek received in the first quarter of 2021.
GUARANTEES AND OTHER ASSURANCES
FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of September 30, 2022, was approximately $1.1 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$509
Vehicle leases	75
Other	7
591
FE’s Guarantees on Other Assurances
Surety Bonds	326
Deferred compensation arrangements	130
LOCs	4
460
Total Guarantees and Other Assurances	$1,051

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

As of September 30, 2022, $36 million of collateral has been posted by FE or its subsidiaries and is included in “Prepaid taxes and other current assets” on FirstEnergy’s Consolidated Balance Sheets. FE or its subsidiaries are holding $321 million of cash collateral as of September 30, 2022, from certain generation suppliers, primarily due to the rise in power prices, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2022:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon further downgrade	$64	$—	$64
Surety Bonds (collateralized amount)(1)	61	249	310
Total Exposure from Contractual Obligations	$125	$249	$374
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

The valuation of derivative contracts is based on observable market information. As of September 30, 2022, FirstEnergy has a net asset of $15 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of September 30, 2022, the FirstEnergy pension plan assets were allocated approximately as follows: 34% in equity securities, 17% in fixed income securities, 13% in alternatives, 14% in real estate, 15% in private debt/equity, 3% in derivatives and 4% in cash and short-term securities. Due to the American Rescue Plan Act of 2021, under current assumptions, including an expected future annual return on assets of 7.5%, FirstEnergy does not currently expect to have a required contribution to the pension plan. However, a decline in the value of pension plan assets could result in additional funding requirements and FirstEnergy may elect to contribute to the pension plan voluntarily. As of September 30, 2022, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 46% in equity securities, 51% in fixed income securities and 3% in cash and short-term securities. See Note 4, “Pension and Other Post-Employment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans.

In the nine months ended September 30, 2022, FirstEnergy’s pension and OPEB plan assets have lost approximately 22.0% and 17.2%, respectively, as compared to an annual expected return on plan assets of 7.5%.

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

The remaining components of pension and OPEB expense, primarily service costs, interest cost on obligations, expected return on plan assets and amortization of prior service costs, are set at the beginning of the calendar year and are recorded on a monthly basis. Changes in asset performance and discount rates will not impact these pension costs for 2022, however, future years could be impacted by changes in the market.

FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. As of September 30, 2022, the spot rate was 5.48% and 5.42% for pension and OPEB obligations, respectively, as compared to 3.02% and 2.84% as of December 31, 2021, respectively.

Estimating the final discount rate and return or loss on plan assets as of the year-end remeasurement date is difficult to predict based on the currently volatile equity markets and rising interest rate environment. As a result, FirstEnergy is unable to determine or meaningfully project the mark-to-market adjustment, or estimate a reasonable range of adjustment, that will be recorded as of December 31, 2022.

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

Economic Conditions

Economic conditions following the COVID-19 pandemic, have increased lead times across numerous material categories, with some as much as doubling from previous times. Some key suppliers have struggled with labor shortages and raw material availability, which along with increasing inflationary pressure, have increased the costs of certain materials, equipment and contractors. FirstEnergy has taken steps to mitigate these risks and does not currently expect service disruptions or any material impact on its capital spending plan. However, the situation remains fluid and a prolonged continuation or further increase in supply chain disruptions could have an adverse effect on FirstEnergy’s results of operations, cash flow and financial condition.
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

OUTLOOK

    INCOME TAXES

On August 16, 2022, President Biden signed into law the IRA of 2022, which, among other things, imposes a new 15% corporate alternative minimum tax based on “adjusted financial statement income”, applicable to corporations with a three-year average adjusted financial statement income over $1 billion. The alternative minimum tax is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the alternative minimum tax. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the alternative minimum tax, financial statement net operating losses can be used to reduce adjusted financial statement income and the amount of alternative minimum tax owed. Additionally, for alternative minimum taxes paid, corporations will receive a tax credit to be carried forward without limitation and applied against future regular corporate income tax liability. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the alternative minimum tax, including further defining allowable adjustments to determine adjusted financial statement income, which directly impacts the amount of alternative minimum tax to be paid. Currently, FirstEnergy believes that it is more likely than not that it will be subject to the alternative minimum tax beginning in 2023, however, until such U.S. Treasury guidance is issued, the amount of alternative minimum tax FirstEnergy would pay could be significantly different than current estimates or it may not be a payer at all. Further, due to the existing limitations on NOL carryforward utilization, FirstEnergy already expected to pay some regular corporate income tax so the amount of any potential incremental cash tax it may pay beginning in 2023 is not expected to have a material financial impact based on its current analysis. As of September 30, 2022, FirstEnergy has approximately $7 billion in Federal NOL carryforwards ($1.5 billion, net of tax) a portion of which begin to expire in 2031 and $4.9 billion ($1.0 billion, net of tax) of which has no expiration.

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

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2021-2023 EmPOWER Maryland program cycles to the extent the MDPSC determines that cost-effective programs and services are available. PE's approved 2021-2023 EmPOWER Maryland plan continues and expands upon prior years' programs for a projected total investment of approximately $148 million over the three-year period. PE recovers program investments with a return through an annually reconciled surcharge, with most costs subject to recovery over a five-year period with a return on the unamortized balance. On August 16, 2022, the MDPSC ordered each utility to file, by October 28, 2022, a set of plans for paying down all amortization balances by the scheduled expiration of the EmPOWER program on December 31, 2029. PE expects to submit its required plan by October 28, 2022. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE.

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

In December 2017, the NJBPU issued proposed rules to modify its current CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate savings with 75% retained by the company and 25% allocated to customers; and (iii) exclude transmission assets of electric distribution companies in the savings calculation. On January 17, 2019, the NJBPU approved the proposed CTA rules with no changes. On May 17, 2019, the NJ Rate Counsel filed an appeal with the Appellate Division of the Superior Court of New Jersey and on June 7, 2021, the Superior Court issued an order reversing the NJBPU’s CTA rules and remanded the case back to the NJBPU. Specifically, the Court’s ruling requires 100% of the CTA savings to be credited to customers in lieu of the NJBPU’s current policy requiring 25%. On September 19, 2022, the NJBPU issued a notice to re-adopt its rules of practice, including proposed changes to the rules regarding CTA policy in base rate cases consistent with the Superior Court’s June 7, 2021 order. Once the proposed rules of practice are final, they will be applied on a prospective basis in a future base rate case, however, it is not expected to have a material adverse effect on FirstEnergy’s results or financial condition.

On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for distribution base rate increase. The settlement provided for a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. The settlement additionally provided that JCP&L would be subject to a management audit, which began in May 2021 and is currently ongoing. JCP&L anticipates that the management report will be issued by the end of the year.

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

On July 15, 2022, the Ohio Companies filed an application with the PUCO for approval of phase two of their distribution grid modernization plan that would, among other things, provide for the installation of an additional 700,000 smart meters, distribution automation equipment on approximately 240 distribution circuits, voltage regulating equipment on approximately 220 distribution circuits, and other investments and pilot programs in related technologies designed to provide enhanced customer benefits. The Ohio Companies propose that phase two will be implemented over a four-year budget period with estimated capital investments of approximately $626 million and operations and maintenance expenses of approximately $144 million over the deployment period. Under the proposal, costs of phase two of the grid modernization plan would be recovered through the Ohio Companies’ AMI rider, pursuant to the terms and conditions approved in ESP IV.

On November 1, 2021, the Ohio Companies, together with the OCC, PUCO Staff, and several other signatories, entered into an Ohio Stipulation with the intent of resolving the ongoing energy efficiency rider audits, various SEET proceedings, including the Ohio Companies’ 2017 SEET proceeding, and the Ohio Companies’ quadrennial ESP review, each of which was pending before the PUCO. Specifically, the Ohio Stipulation provides that the Ohio Companies’ current ESP IV passes the required statutory test for their prospective SEET review as part of the Quadrennial Review of ESP IV, and except for limited circumstances, the signatory parties have agreed not to challenge the Ohio Companies’ SEET return on equity calculation methodology for their 2021-2024 SEET proceedings. The Ohio Stipulation additionally affirms that: (i) the Ohio Companies’ ESP IV shall continue through its previously authorized term of May 31, 2024; and (ii) the Ohio Companies will file their next base rate case in May 2024, and further, no signatory party will seek to adjust the Ohio Companies’ base distribution rates before that time, except in limited circumstances. The Ohio Companies further agreed to refund $96 million to customers in connection with the 2017-2019 SEET cases, and to provide $210 million in future rate reductions for all customers, including $80 million in 2022, $60 million in 2023, $45 million in 2024, and $25 million in 2025. The PUCO approved the 2017-2019 SEET refunds and 2022 rate reductions on December 1, 2021, and refunds began in December 2021. Current and future rate reductions are recognized as a reduction to regulated distribution segment’s revenue in the Consolidated Statements of Income as they are provided to the Ohio Companies’ customers.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies. Final comments and responses were filed by parties during the second quarter of 2022.

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

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report.

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

On August 16, 2022, the U.S. Attorney for the Southern District of Ohio requested that the PUCO stay the above pending HB 6-related matters for a period of six months, which request was granted by the PUCO on August 24, 2022. Unless otherwise ordered by the PUCO, the four cases are stayed in their entirety, including discovery and motions, and all related procedural schedules are vacated.

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

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. On November 18, 2021, the PPUC issued orders to each of the Pennsylvania Companies directing they operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which DSPs provide for the competitive procurement of generation supply for customers who do not receive service from an alternative EGS. Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. On December 14, 2021, the Pennsylvania Companies filed proposed DSPs for provision of generation for the June 1, 2023 through

May 31, 2027 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. An evidentiary hearing was held on April 13, 2022, and on April 20, 2022, the parties filed a partial settlement with the PPUC resolving certain of the issues in the proceeding and setting aside the remainder of the issues to be resolved through briefing. PPUC approved the partial settlement, without modification, on August 4, 2022. Under the 2023-2027 DSPs, supply is proposed to be provided through a mix of 12 and 24-month energy contracts, as well as long-term solar PPAs.

In March 2018, the PPUC approved adjusted customer rates of the Pennsylvania Companies to reflect the net impact of the Tax Act. As a result, the Pennsylvania Companies established riders that, beginning July 1, 2018, refunded to customers tax savings attributable to the Tax Act as compared to the amounts established in their most recent base rate proceedings on a current and going forward basis. The amounts recorded as savings for the total period of January 1 through June 30, 2018, were tracked and were to be addressed for treatment in a future proceeding. On May 17, 2021, the Pennsylvania Companies filed petitions with the PPUC proposing to refund the net savings for the January through June 2018 period to customers beginning January 1, 2022. On November 18, 2021, the PPUC approved the Pennsylvania Companies' proposed refunds, but also revised a previous methodology for calculating the net tax savings, which resulted in additional tax savings attributable to the Tax Act to be refunded to customers and directed the Pennsylvania Companies to file new petitions to propose the timing and methodology to provide these additional refunds to customers. The Pennsylvania Companies recalculated the net impact for 2018 through 2021 under the revised PPUC methodology in comparison to amounts already refunded to customers under the existing riders, which resulted in an additional $61 million in savings, with interest, to be provided to customers. As a result, FirstEnergy recognized a pre-tax charge of $61 million in the fourth quarter of 2021, associated with the additional refund and based on the November 2021 PPUC order and methodology. The Pennsylvania Companies filed petitions to propose the timing and methodology of the refund of these amounts on February 17, 2022. The Pennsylvania Companies’ petitions and the proposed refunds addressed within were approved by the PPUC on June 16, 2022, without modification, effective July 1, 2022, and are expected to be refunded by the end of the year.

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, Pennsylvania EDCs implemented energy efficiency and peak demand reduction programs. On June 18, 2020, the PPUC entered a Final Implementation Order for a Phase IV EE&C Plan, operating from June 2021 through May 2026. The Final Implementation Order set demand reduction targets, relative to 2007 to 2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWH for ME, 3.0% MWH for PN, 2.7% MWH for Penn, and 2.4% MWH for WP. The Pennsylvania Companies’ Phase IV plans were approved by PPUC without modification on March 25, 2021.

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

On December 29, 2021, the WVPSC issued an order granting MP and PE’s requested $19.6 million increase in ENEC rates, requiring, among other things, that MP and PE refund to its large industrial customers their respective portion of the $7.7 million rate reduction discussed above and also requires MP and PE to negotiate a PPA for its capacity shortfall and a reasonable reserve margin if certain conditions are met. By order dated March 2, 2022, the WVPSC reopened the case to determine whether rates should be increased to recover growing ENEC under-recoveries. On May 17, 2022, the WVPSC issued an order approving an interim rate increase of $94 million, effective for customer rates on May 18, 2022, subject to a prudence review during MP and PE’s 2022 ENEC case.

On August 25, 2022, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $183.8 million beginning January 1, 2023, which represents a 12.2% increase to the rates currently in effect. The increase is driven by an underrecovery during the review period (July 1, 2021 to June 30, 2022) of $144.9 million due to higher coal, reagent, and allowance expenses. This filing additionally addresses, among other things, the WVPSC’s May 2022 request for a prudence review of current rates. An order is expected by the end of 2022.

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

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE from other customers through a surcharge for any solar investment not fully subscribed by their customers. A hearing was held in mid-March 2022 and on April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, the requested tariff and requiring MP and PE to subscribe at least 85% of the planned 50 MWs before seeking final tariff approval. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved tariff. The first solar generation site is expected to be in-service by the end of 2023 and all construction completed at the other sites no later than the end of 2025 at a total investment cost of approximately $100 million.

On December 17, 2021, MP and PE filed with the WVPSC for approval of environmental compliance projects at the Ft. Martin and Harrison Power Stations to comply with the EPA’s ELG and operate these plants beyond 2028. The request includes a surcharge to recover the expected $142 million capital investment and $3 million in annual operation and maintenance expense. MP and PE reached a settlement agreement with WVPSC staff and certain intervenors, recommending: (i) approval of the ELG compliance plan submitted by MP and PE and (ii) recovery of costs through a surcharge. A ruling approving the settlement without modification was issued by the WVPSC on September 12, 2022, and construction is expected to be completed by the end of 2025. See “Outlook - Environmental Matters - Clean Water Act" below, for additional details on the EPA's ELG.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy had implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FirstEnergy recorded in the third quarter of 2022 approximately $45 million ($34 million after-tax) in expected customer refunds, plus interest, due to its wholesale transmission customers and reclassified approximately $195 million of certain transmission capital assets to operating expenses for the audit period, of which $90 million ($67 million after-tax) are not expected to be recoverable and impacted FirstEnergy’s earnings since they relate to costs capitalized during stated transmission rate time periods. These reclassifications also resulted in a reduction to the Regulated Transmission segment’s rate base by approximately $160 million, which is not expected to materially impact FirstEnergy or the segment’s future earnings. The expected wholesale transmission customer refunds were recognized as a reduction to revenue, and the amount of reclassified transmission capital assets that are not expected to be recoverable were recognized within “Other operating expenses” at the Regulated Transmission segment and on FirstEnergy’s Consolidated Statements of Income.

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

FERC Actions on the Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. On November 18, 2021, FERC issued an order that: (i) accepted ATSI’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed ATSI to make a further compliance filing by January 17, 2022; and (iii) set the amount of ATSI’s recorded ADIT balances as of December 31, 2017, for hearing and settlement procedures. ATSI submitted the compliance filing, and following settlement negotiations, filed an uncontested settlement agreement with FERC on October 18, 2022. There is no timetable for FERC to rule on the settlement agreement. On December 3, 2021, FERC issued an order that (i) accepted MAIT’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed MAIT to make a further compliance filing by February 1, 2022; and (iii) set the amount of MAIT’s recorded ADIT balances as of December 31, 2017 for hearing and settlement procedures. MAIT submitted the compliance filing, and following settlement negotiations, filed an uncontested settlement agreement with FERC on October 18, 2022. There is no timetable for FERC to rule on the settlement agreement. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. On May 4, 2021, FERC staff requested additional information about PATH’s proposed rate base adjustment mechanism, and PATH submitted the requested information on June 3, 2021. On July 12, 2021, FERC staff requested additional information about TrAIL’s proposed rate base adjustment mechanism. TrAIL filed its response on August 6, 2021. On March 31, 2022, FERC issued an order, ruling that TrAIL’s compliance filing partially complied with the requirements of Order No. 864 and directing TrAIL to submit a further compliance filing to address certain additional items that according to FERC will further enhance transparency. TrAIL submitted the compliance filing on May 31, 2022, and FERC accepted the compliance filing by letter order dated August 30, 2022. On April 27, 2022, FERC issued an order on PATH’s compliance filing, ruling that it partially complied with the requirements of Order No. 864 and directing PATH to submit a further compliance filing to address certain additional items. PATH submitted the compliance filing on June 27, 2022. MP, WP and PE (as holders of a “stated” transmission rate when Order No. 864 issued) are addressing these requirements in the transmission formula rates amendments that were filed on October 29, 2020, and which have been accepted by FERC effective January 1, 2021, subject to refund, pending further hearing and settlement procedures. MP, WP and PE are engaged in settlement negotiations with the parties to the transmission formula rate amendments proceeding.

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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addresses, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 states, including West Virginia. The EPA held a virtual public hearing regarding the proposed rules on April 21, 2022, and MP submitted written comments on June 21, 2022. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the revised CSAPR Update, the future cost of compliance may materially impact FirstEnergy’s operations, cash flows and financial condition.

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

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of September 30, 2022, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $103 million have been accrued through September 30, 2022, of which, approximately $65 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

United States v. Larry Householder, et al.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Also, on July 21, 2020, and in connection with the investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the Southern District Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020.

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

Legal Proceedings Relating to United States v. Larry Householder, et al.

On August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. On April 28, 2021, and July 11, 2022, the SEC issued additional subpoenas to FE, with which FE has complied. While no contingency has been reflected in its consolidated financial statements, FE believes that it is probable that it will incur a loss in connection with the resolution of the SEC investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, FE cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the SEC investigation.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
•MFS Series Trust I, et al. v. FirstEnergy Corp., et al. and Brighthouse Funds II – MFS Value Portfolio, et al. v. FirstEnergy Corp., et al. (S.D. Ohio) on December 17, 2021 and February 21, 2022, purported stockholders of FE filed complaints against FE, certain current and former officers, and certain current and former officers of EH. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions regarding FE’s business and its results of operations, and seek the same relief as the In re FirstEnergy Corp. Securities Litigation described above. FE believes that it is probable that it will incur losses in connection with the resolution of these lawsuits. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
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
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (S.D. Ohio, all actions have been consolidated); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FE filed putative class action lawsuits against FE and FESC, as well as certain current and former FE officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. FE agreed to a class settlement to resolve these claims on April 11, 2022. In the fourth quarter of 2021, FirstEnergy recognized a pre-tax reserve of $37.5 million in the aggregate with respect to these lawsuits and the Emmons lawsuit below. On June 22, 2022, the court preliminarily approved the class settlement and scheduled the final fairness hearing for November 9, 2022.
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
•Miller v. Anderson, et al. (N.D. Ohio); Bloom, et al. v. Anderson, et al.; Employees Retirement System of the City of St. Louis v. Jones, et al.; Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Anderson et al.; Massachusetts Laborers Pension Fund v. Anderson et al.; The City of Philadelphia Board of Pensions and Retirement v. Anderson et al.; Atherton v. Dowling et al.; Behar v. Anderson, et al. (S.D. Ohio, all actions have been consolidated); beginning on August 7, 2020, purported stockholders of FE filed shareholder derivative actions alleging the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Exchange Act.

On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio, which the S.D Ohio granted on May 9, 2022. Subsequently, following a hearing on August 4, 2022, the S.D. Ohio granted final approval of the settlement on August 24, 2022. The settlement agreement is expected to resolve fully these shareholder derivative lawsuits and includes a series of corporate governance enhancements, that have resulted in the following:

•Six members of the FE Board, Messrs. Michael J. Anderson, Donald T. Misheff, Thomas N. Mitchell, Christopher D. Pappas and Luis A. Reyes, and Ms. Julia L. Johnson did not stand for re-election at FE’s 2022 annual shareholder meeting;
•A special FE Board committee of at least three recently appointed independent directors was formed to initiate a review process of the then current senior executive team. The review of the senior executive team by the special FE Board committee and the FE Board was completed in September 2022;
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

The settlement also includes a payment to FE of $180 million, to be paid by insurance after the judgment has become final, less $36 million in court-ordered attorney’s fees awarded to plaintiffs. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022. The N.D. Ohio matter remains pending. On June 2, 2022, the N.D. Ohio entered an order to show cause why the court should not appoint new plaintiffs’ counsel, and thereafter, on June 10, 2022, the parties filed a joint motion to dismiss the matter without prejudice, which the N.D. Ohio denied on July 5, 2022. On August 15, 2022, the N.D. Ohio issued an order stating its intention to appoint one group of applicants as new plaintiffs’ counsel, and on August 22, 2022, the N.D. Ohio ordered that any objections to the appointment be submitted by August 26, 2022. The parties filed their objections by that deadline, and on September 2, 2022, the applicants responded to those objections. In the meantime, on August 25, 2022, a purported FE stockholder represented by the applicants filed a motion to intervene, attaching a proposed complaint-in-intervention purporting to assert claims that the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Exchange Act as well as a claim against a third party for professional negligence and malpractice. The parties filed oppositions to that motion to intervene on September 8, 2022, and the proposed intervenor's reply in support of his motion to intervene was filed on September 22, 2022.

On August 24, 2022, the parties filed a joint motion to dismiss the action pending in the N.D. Ohio based upon and in light of the final approval of the settlement by the S.D. Ohio. On August 30, 2022, the parties filed a joint motion to dismiss the state court action, which the court dismissed with prejudice on September 2, 2022.

In letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing non-public audit being conducted by FERC's Division of Audits and Accounting. FirstEnergy believes that it is probable that it will incur a loss in connection with the resolution of the FERC investigation. As FirstEnergy has entered into settlement discussions with FERC, it currently expects that its loss in connection with the resolution of the FERC investigation would not exceed $5 million.

FE terminated Charles E. Jones as its chief executive officer effective October 29, 2020. As a result of Mr. Jones’ termination, and due to the determination of a committee of independent members of the FE Board that Mr. Jones violated certain FirstEnergy policies and its code of conduct, all grants, awards and compensation under FirstEnergy’s short-term incentive compensation program and long-term incentive compensation program with respect to Mr. Jones that were outstanding on the date of termination were forfeited. In November 2021, after a determination by the Compensation Committee of the FE Board that a demand for recoupment was warranted pursuant to the Recoupment Policy, FE made a recoupment demand to Mr. Jones of compensation previously paid to him totaling approximately $56 million, the maximum amount permissible under the Recoupment Policy. As such, any amounts payable to Mr. Jones under the EDCP will be set off against FE’s recoupment demand. There can be no assurance that the efforts to seek recoupment from Mr. Jones will be successful and no portion of the approximately $56 million recoupment demand has been recognized in FirstEnergy’s financial statements as of September 30, 2022.

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
ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of FirstEnergy, with the participation of the Interim Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures, as defined under the Exchange Act, in Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer of FirstEnergy have concluded that its disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 7, “Regulatory Matters,” and Note 8, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2021, and its Quarterly Reports on Form 10-Q for the quarter ended June 30, 2022, which could materially affect FirstEnergy’s business, financial condition or future results.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None.
ITEM 6.        EXHIBITS

Exhibit Number		Description

(A)	31.1	Certification of interim chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of interim chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
October 25, 2022

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer